Form 10-Q
period 1994-03-31
BARNES GROUP INC
filed 1994-05-13
CIK 9984

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM l0-Q
        (Mark One)

        (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 1994

                                            or

        ( ) Transition Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934

            For transition period from ____________________
                                    to ____________________

                        Commission File Number 1-4801

                              BARNES GROUP INC.

                           (a Delaware Corporation)

                  I.R.S. Employer Identification No. 06-0247840

                   123 Main Street, Bristol, Connecticut 06010

                         Telephone Number (203) 583-7070

                      Number of common shares outstanding at

                            May 9, 1994 - 6,321,702


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               --    --

        PART I.  FINANCIAL INFORMATION

          Item 1.  Financial Statements


                                   BARNES GROUP INC.

                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                       Three months ended March 31, 1994 and 1993

                     (Dollars in thousands, except per share data)

                                      (Unaudited)




                                                  1994           1993
                                                --------       --------
        Net sales                               $142,102       $126,996

        Cost of sales                             90,702         81,145
        Selling and administrative expenses       42,602         40,989
        Plant closings and restructurings             --          3,400
                                                --------       --------
                                                 133,304        125,534
                                                --------       --------

        Operating income                           8,798          1,462

        Other income                               1,120          1,021

        Interest expense                           1,380          1,291
        Other expenses                               380            679
                                                --------       --------
        Income before income taxes                 8,158            513

        Income taxes                               3,263            195
                                                --------       --------
        Net income                              $  4,895       $    318
                                                ========       ========

        Per common share:

          Net Income                            $    .78       $    .05

          Dividends                                  .35            .35


        Average common shares outstanding      6,296,121      6,224,967

                                See accompanying notes.

                                  BARNES GROUP INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                (Dollars in thousands)

                                     (Unaudited)





                   ASSETS                       March 31,    December 31,
                                                  1994          1993
                                                --------     -----------
     Current assets
       Cash and cash equivalents                $ 18,048      $ 24,129

       Accounts receivable, less allowances
         (1994 - $2,430; 1993 - $2,217)           91,202        77,651


       Inventories
         Finished goods                           25,404        25,527
         Work-in-process                          14,273        17,117
         Raw materials and supplies                7,539         7,847
                                                --------      --------
                                                  47,216        50,491
       Deferred income taxes and prepaid
         expenses                                 17,028        16,469
                                                --------      --------
            Total current assets                 173,494       168,740

     Deferred income taxes                        22,349        22,277

     Property, plant and equipment               261,902       256,606

       Less accumulated depreciation             157,474       153,563
                                                --------      --------
                                                 104,428       103,043

     Goodwill, net                                21,054        21,201

     Other assets                                 17,645        18,035
                                                --------      --------
                                                $338,970      $333,296
                                                ========      ========

                               See accompanying notes.

                                  BARNES GROUP INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                (Dollars in thousands)


                                     (Unaudited)


     LIABILITIES AND STOCKHOLDERS' EQUITY           March 31,    December 31,
                                                      1994          1993
                                                    --------     -----------
     Current liabilities
       Notes and overdrafts payable                 $ 15,837      $ 10,553
       Accounts payable                               27,853        27,165
       Accrued liabilities                            38,720        42,003
       Guaranteed ESOP obligation - current            2,048         2,008
                                                    --------      --------
            Total current liabilities                 84,458        81,729


     Long-term debt                                   70,000        70,000

     Guaranteed ESOP obligation                       11,520        12,011

     Deferred income taxes and other
       liabilities                                    12,608        12,369

     Accrued retirement benefits                      66,095        65,338

     Stockholders' equity
       Common stock - par value $1.00 per share
       Authorized:  20,000,000 shares
       Issued:  7,345,923 shares
         stated at                                    15,737        15,737
       Additional paid-in capital                     28,526        28,745
       Retained earnings                             110,405       107,668
       Foreign currency translation
         adjustments                                  (7,634)       (6,464)
       Treasury stock at cost,
         1994 - 1,035,830 shares
         1993 - 1,052,440 shares                     (39,177)      (39,818)
                                                    --------      --------
                                                     107,857       105,868

       Guaranteed ESOP obligation                    (13,568)      (14,019)
                                                    --------      --------
                                                      94,289        91,849
                                                    --------      --------
                                                    $338,970      $333,296
                                                    ========      ========

                               See accompanying notes.

                                  BARNES GROUP INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Three Months ended March 31, 1994 and 1993
                                (Dollars in thousands)
                                     (Unaudited)

                                                         1994           1993
                                                        ------         ------
     Operating Activities
       Net income                                      $ 4,895        $   318
       Adjustments to reconcile net income to
         net cash from operating activities:
         Depreciation and amortization                   6,545          6,120
         Gain on sale of property, plant and equipment      (9)           (33)
         Translation losses                                316            309
         Changes in operating assets and liabilities:
           Accounts receivable                         (13,256)        (7,638)
           Inventories                                   2,999         (1,822)
           Accounts payable and accrued liabilities     (3,217)           450
           Deferred income taxes                            13         (1,103)
           Other liabilities and assets                    329           (929)
                                                       -------        -------
       Net Cash Used by Operating Activities            (1,385)        (4,328)

     Investing Activities
       Proceeds from sale of property,
         plant and equipment                               933            325
       Capital expenditures                             (7,322)        (5,558)
       Other                                              (931)          (746)
                                                       -------        -------
       Net Cash Used by Investing Activities            (7,320)        (5,979)

     Financing Activities
       Net increase (decrease) in notes and
         overdrafts payable                              5,284         (4,947)
       Proceeds from the issuance of common stock          393            381
       Dividends paid                                   (2,203)        (2,179)
                                                       -------        -------
       Net Cash Provided (Used) by Financing
         Activities                                      3,474         (6,745)

     Effect of exchange rate changes on cash flows        (850)          (151)
                                                       -------        -------
     Decrease in cash and cash equivalents              (6,081)       (17,203)

     Cash and cash equivalents at beginning of period   24,129         39,068
                                                       -------        -------
     Cash and cash equivalents at end of period        $18,048        $21,865
                                                       =======        =======

                               See accompanying notes.

     Notes to Condensed Consolidated Financial Statements:

     1.    Summary of Significant Accounting Policies

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.
           For additional information, please refer to the consolidated financial statements and footnotes included in the company's Annual Report on Form 10-K for the year ended December 31, 1993. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. All material, non-recurring accruals and adjustments are disclosed below. Operating results for the three-month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994.


     2.    Plant closings and restructurings

           In the first quarter of 1993, the company took a pre-tax charge of $3.4 million, or 33 cents per share, related to a consolidation in its Aerospace business segment. The consolidation involved moving the Central Metals Products division from a leased facility in East Windsor, CT to owned space at the Windsor Manufacturing division in Windsor, CT and an associated reduction in the workforce. The charge also provided for a reduction in employment at its Jet Die fabrication unit.


     3.    Contingency

           In December, 1991, the company was notified by McDonnell Douglas Corporation that McDonnell Douglas was terminating for default an $8.2 million contract with the company's Flameco division. In the fourth quarter 1992, the company wrote off $4.0 million of net assets related to this contract. The company believes it has legitimate defenses to the default claim. While no reasonable estimate of possible loss or range of loss can be made at this time, management believes that it is unlikely that the ultimate resolution of this dispute will have a material effect on future results of operations of the company. In management's opinion, the ultimate resolution of this dispute, regardless of the outcome, will not have a material effect on the financial position of the company.

     Item 2.  Management's Discussion and Analysis

                                         Sales
                                         -----
     For the first quarter 1994 net sales were $142.1 million, a gain of 12% from the 1993 level of $127.0 million. The improvement was a result of sales increases reported by the Associated Spring and Bowman Distribution groups, partially offset by a sales decline at the Aerospace group.

     Associated Spring's sales in 1994 were up 18% to $67.6 million, over a strong 1993 first quarter of $57.5 million. Virtually every operating unit reported sales improvements. Sales gains were made in electronics and other industrial markets, but the strong sales performance was due primarily to increased sales of engine and transmission parts for cars and trucks.

     Bowman Distribution's sales for the first quarter of 1994 rose 13% to $54.3 million from a depressed sales level of $48.1 million reported in the same 1993 period. Both Bowman U.S. and Bowman Europe reported sales increases over the prior year, and while Bowman Canada's sales in local currency increased, a weakening in the Canadian dollar exchange rate caused a small decline in sales as reported in U.S. dollars.

     Barnes Aerospace reported $20.4 million of sales, a six percent decline from the first quarter of 1993 level of $21.7 million on mixed results from the group's operating units. While the machining business reported a significant sales erosion, the overhaul and repair as well as the advanced fabrications businesses, reported increased quarter over quarter sales.

                                  Operating Income
                                  ----------------
     Consolidated operating income for the first three months of 1994 was $8.8 million, compared to $1.5 million for the first quarter of 1993. The 1993 operating income includes a $3.4 million provision to cover the costs of a plant consolidation and work force reduction at Barnes Aerospace. Excluding this charge, 1994 first quarter operating income improved 81% from the comparative 1993 period.

     The Associated Spring sales volume increase contributed significantly to this improvement. Additionally, the benefits of improved manufacturing efficiencies and plant consolidations favorably impacted operating costs.

     Bowman Distribution's operating income declined slightly in the first quarter of 1994 compared to the same 1993 period. The gain made in the North American market was offset by higher costs associated with the expansion of Bowman's industrial maintenance business in Europe.

     Barnes Aerospace, despite the decrease in sales volume, reported first quarter 1994 operating income compared to a loss in last year's first quarter. The turnaround is partially a result of consolidating manufacturing facilities, reducing workforce levels and productivity improvements.

                             Non-operating Income/Expense
                             ----------------------------
     Interest expense in 1994 increased slightly due to increased borrowings and higher interest rates.

     The decrease in other expenses in 1994 compared to 1993 was due primarily to a foreign exchange loss of $0.4 million reported in 1993 compared to a small gain in 1994 reported in other income.


                                     Cash Flows
                                     ----------
     In the first quarter of 1994, operating activities used $1.4 million of cash. Strong earnings after adjustments for depreciation and amortization were not sufficient to offset the cash required to fund an increase in accounts receivable. Increased sales at Associated Spring and Bowman Distribution were the primary reason for the growth in accounts receivable. Net cash used by operating activities decreased substantially in 1994's first quarter when compared to 1993's. The improvement primarily reflects higher 1994 earnings.

     Net cash used by investing activities increased $1.3 million in 1994 over 1993 reflecting higher levels of capital expenditures. The major driver of the capital expenditure increase is Associated Spring, which continues its strategy of investing in state-of-the-art equipment and technology to increase its productivity and product quality.

     Net cash provided by financing activities in the first quarter of 1994 was $3.5 million compared to a net use of cash of $6.7 million for the same period last year. In 1994, the increase in notes and overdrafts payable funded the cash requirements of both operating and investing activities. In the first quarter of 1993, notes and overdrafts payable declined as the company utilized part of the proceeds from the sale of its Pioneer Distribution business at the end of 1992 to reduce short-term financing.

                           Liquidity and Capital Resources
                           -------------------------------
     The company's liquidity, measured in terms of working capital, increased $2.0 million to $89.0 million at March 31, 1994 from the December 31, 1993 level. The current ratio approximated 2.0 at March 31, 1994 and December 31, 1993.

     The ratio of interest bearing debt to total capitalization was up slightly to 31.5% at March 31, 1994 from 30.5% at December 31, 1993. For this purpose, total capitalization is defined as total interest-bearing debt, plus deferred income taxes and other long-term liabilities, accrued retirement benefits and stockholders' equity excluding the guaranteed ESOP obligation.

     The company maintains substantial bank borrowing facilities to supplement internal cash generation. At March 31, 1994, the Company had $100.0 million of borrowing capacity available under its Revolving Credit Agreement. In addition, the company maintains approximately $194.0 million in uncommitted short-term bank credit lines, of which $36.5 million was borrowed at March 31, 1994. The company believes these credit facilities coupled with cash generated from operations are adequate for its anticipated future requirements.

     PART II.     OTHER INFORMATION

     Item 4.   Submission of matters to Vote of Security Holders
               -------------------------------------------------
     (a) The Annual Meeting of the registrant's stockholders was held on April 6, 1994. Proxies for the meeting were solicited pursuant to Regulation 14(a).

     (c) (1) The stockholders approved the selection of Price Waterhouse as the company's independent auditors for 1994. The proposal was adopted as 5,438,534 shares voted for, 57,679 shares voted against, 41,005 shares abstained and there were no not voted shares.

         (2) The stockholders acted upon the proposal to amend the company's 1991 Stock Incentive Plan to increase from one year to five years the termination of an optionee's options after termination of employment if termination is a result of death or disability, or if the optionee is age 55 or older upon termination; provided, however, that (a) if the optionee's employment is terminated upon the request of the company, the option may be terminated by the Compensation Committee of the Board of Directors, effective 90 days after the termination of employment, and (b) the Committee may elect a shorter termination for any specific option grant. The proposal was adopted as 4,931,912 shares voted for, 524,792 shares voted against, 80,514 shares abstained and there were no not voted shares.

         (3) The stockholders defeated a proposal to limit bonus compensation to 25% of annual base salary for executive officers. The number of shares voted for the proposal was 688,532, 4,558,763 shares voted against, 139,984 shares abstained and 149,939 shares were not voted.

     Item 6.   Exhibits and Reports on Form 8-K
               --------------------------------
               One report on Form 8-K, Item 4, Change in Certifying Accountants, was filed during the quarter ended March 31, 1994. The report was dated March 4, 1994 and addressed the proposal to stockholders to approve the selection of Price Waterhouse as the new certifying accountants at the April 6, 1994 Annual Meeting.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                              Barnes Group Inc.
                                              (Registrant)

     Date    May 12, 1994               By
             ------------                 --------------------------------------
                                          John E. Besser
                                          Senior Vice President-Finance and Law
     Date    May 12, 1994               By
             ------------                 --------------------------------------
                                          George J. Crowley
                                          Vice President, Controller