Form 10-Q
period 1994-06-30
BARNES GROUP INC
filed 1994-08-08
CIK 9984

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                         FORM lO-Q

          (Mark One)

          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended June 30, 1994

                                              or

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


                             Telephone Number (203) 583-7070



                          Number of common shares outstanding at



                                August 2, 1994 - 6,357,065



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                    ---    ---

          PART I.  FINANCIAL INFORMATION

          Item 1.  Financial Statements


                                     BARNES GROUP INC.

                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                       (Dollars in thousands, except per share data)

                                        (Unaudited)
                                   Three months ended     Six months ended
                                          June 30              June 30
                                    ------------------    -----------------
                                     1994       1993       1994      1993
                                   --------   --------   --------  --------
          Net sales                $143,157   $127,534   $285,259  $254,530

          Cost of sales              91,770     80,432    182,472   161,577
          Selling and admin-
           istrative expenses        41,763     40,342     84,365    81,331
          Plant closings and
           restructurings                --         --         --     3,400
                                   --------   --------   --------  --------
                                    133,533    120,774    266,837   246,308
                                   --------   --------   --------  --------
          Operating income            9,624      6,760     18,422     8,222

          Other income                1,142        825      2,263     1,846

          Interest expense            1,296      1,290      2,676     2,581
          Other expenses                743        963      1,124     1,642
                                   --------   --------   --------  --------
          Income before income
           taxes                      8,727      5,332     16,885     5,845

          Income taxes                3,204      2,425      6,467     2,620
                                   --------   --------   --------  --------

          Net income               $  5,523   $  2,907   $ 10,418  $  3,225
                                   ========   ========   ========  ========

          Per common share:

           Net Income              $    .87   $    .47   $   1.65  $    .52

           Dividends                    .35        .35        .70       .70

          Average common shares
           outstanding            6,327,109  6,238,915  6,311,701 6,231,979

                                  See accompanying notes.


                                     BARNES GROUP INC.

                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Dollars in thousands)

                                        (Unaudited)





          ASSETS                                     June 30,    December 31,
                                                       1994         1993
                                                     --------    -----------
          Current assets
            Cash and cash equivalents                $ 16,650     $ 24,129

            Accounts receivable, less allowances
               (1994 - $2,508; 1993 - $2,217)          92,661       77,651


            Inventories
               Finished goods                          27,732       25,527
               Work-in-process                         13,922       17,117
               Raw materials and supplies               7,798        7,847
                                                     --------     --------
                                                       49,452       50,491
            Deferred income taxes and prepaid
               expenses                                16,741       16,469
                                                     --------     --------
                  Total current assets                175,504      168,740

          Deferred income taxes                        22,767       22,277

          Property, plant and equipment               267,599      256,606

            Less accumulated depreciation             160,724      153,563
                                                     --------     --------
                                                      106,875      103,043

          Goodwill, net                                20,907       21,201

          Other assets                                 17,438       18,035
                                                     --------     --------
                                                     $343,491     $333,296
                                                     ========     ========



                                  See accompanying notes.


                                     BARNES GROUP INC.

                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Dollars in thousands)

                                        (Unaudited)

          LIABILITIES AND STOCKHOLDERS' EQUITY        June 30,   December 31,
                                                        1994        1993
                                                      --------   ------------
          Current liabilities
            Notes and overdrafts payable              $  7,849    $ 10,553
            Accounts payable                            31,516      27,165
            Accrued liabilities                         43,079      42,003
            Guaranteed ESOP obligation - current         2,088       2,008
                                                      --------    --------
               Total current liabilities                84,532      81,729


          Long-term debt                                70,000      70,000

          Guaranteed ESOP obligation                    10,946      12,011

          Deferred income taxes and other
            liabilities                                 11,652      12,369

          Accrued retirement benefits                   66,368      65,338

          Stockholders' equity
            Common stock - par value $1.00 per share
            Authorized:  20,000,000 shares
            Issued:  7,345,923 shares
               stated at                                15,737      15,737
            Additional paid-in capital                  28,129      28,745
            Retained earnings                          113,756     107,668
            Foreign currency translation
              adjustments                               (7,153)     (6,464)
            Treasury stock at cost,
              1994 -   990,873 shares
              1993 - 1,052,440 shares                  (37,442)    (39,818)
                                                      --------    --------
                                                       113,027     105,868

            Guaranteed ESOP obligation                 (13,034)    (14,019)
                                                      --------    --------
                                                        99,993      91,849
                                                      --------    --------
                                                      $343,491    $333,296
                                                      ========    ========

                                  See accompanying notes.

                                     BARNES GROUP INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Six Months ended June 30, 1994 and 1993
                                  (Dollars in thousands)
                                        (Unaudited)
                                                              1994       1993
                                                            --------   --------
          Operating Activities
            Net income                                      $ 10,418   $  3,225
            Adjustments to reconcile net income to
              net cash from operating activities:
              Depreciation and amortization                   12,351     12,259
              Gain on sale of property, plant and equipment     (149)      (176)
              Translation losses                                 597        834
              Changes in assets and liabilities:
                Accounts receivable                          (14,588)    (5,962)
                Inventories                                      969     (3,252)
                Accounts payable and accrued liabilities       4,022      3,144
                Deferred income taxes                            625        139
                Other liabilities and assets                     (42)    (2,290)
                                                            --------   --------
            Net Cash Provided by Operating Activities         14,203      7,921

          Investing Activities
            Proceeds from sale of property,
              plant and equipment                              1,338      2,484
            Capital expenditures                             (14,886)   (12,090)
            Other                                             (1,252)    (1,694)
                                                            --------   --------
            Net Cash Used by Investing Activities            (14,800)   (11,300)

          Financing Activities
            Net decrease in notes and overdrafts payable      (2,704)    (4,099)
            Proceeds from the issuance of common stock         1,522        675
            Dividends paid                                    (4,419)    (4,363)
                                                            --------   --------
            Net Cash Used by Financing Activities             (5,601)    (7,787)

          Effect of exchange rate changes on cash flows       (1,281)      (852)
                                                            --------   --------
          Decrease in cash and cash equivalents               (7,479)   (12,018)

          Cash and cash equivalents at beginning of period    24,129     39,068
                                                            --------   --------
          Cash and cash equivalents at end of period        $ 16,650   $ 27,050
                                                            ========   ========


                                  See accompanying notes.

          Notes to Condensed Consolidated Financial Statements:
          1.   Summary of Significant Accounting Policies

               The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, please refer to the consolidated financial statements and footnotes included in the company's Annual Report on Form 10-K for the year ended December 31, 1993. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. All material, non-recurring accruals and adjustments are disclosed below. Operating results for the six-month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994.

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

          3.   Contingency

               In December, 1991, the company was notified by McDonnell Douglas Corporation that they was terminating for default an $8.2 million contract with the company's Flameco division. In the fourth quarter of 1992, the company wrote off $4.0 million of net assets related to this contract. The company believes it has legitimate defenses to the default claim. While no reasonable estimate of possible loss or range of loss can be made at this time, management believes that it is unlikely that the ultimate resolution of this dispute will have a material effect on future results of operations of the company. In management's opinion, the ultimate resolution of this dispute, regardless of the outcome, will not have a material effect on the financial position of the company.

          4.   Income Taxes

               The Company's first half of 1994 effective tax rate was 38% compared to 45% for the first six months of 1993. The percentage of foreign losses, for which there are no tax benefits, to consolidated income before income taxes was significantly smaller in 1994 than 1993, resulting in a lower effective tax rate in 1994. In addition, the effective tax rate was positively impacted in 1994 by the higher level of income in certain foreign tax jurisdictions where the tax rate is lower than the U.S. federal statutory income tax rate.

          Item 2.  Management's Discussion and Analysis

                                           Sales
                                           -----
          The company's 1994 first half sales were $285.3 million, up 12% from $254.5 million in 1993. Second quarter 1994 sales were also up 12% to $143.2 million from the 1993 level of $127.5 million. These results reflect continued sales gains at Associated Spring and improvements in Bowman Distribution.

          Associated Spring's 1994 first half sales increased 16% to $137.3 million from $118.0 million in 1993. Second quarter sales were $69.8 million, up 15% from a year ago. Growth was driven by increased penetration of a strong automotive market and by significant increases in sales to industrial markets, particularly electronics.

          Bowman Distribution's 1994 sales were up 12% for both the first half and second quarter over the same 1993 periods. First half sales in 1994 were $108.9 million versus $96.8 million in 1993, and $54.6 million in the second quarter of 1994 versus $48.7 million in the second quarter of 1993. The 1994 sales gains were a result of steady improvement in the Bowman U.S. industrial maintenance supply business.

          Barnes Aerospace 1994 first half sales were $39.3 million, down 3% from 1993 sales of $40.3 million. For the second quarter of 1994, sales of $18.8 million were slightly ahead of last year. Barnes Aerospace sales continue to be impacted by soft commercial and military markets.

                                     Operating Income
                                     ----------------
          Operating income in 1994 improved substantially over the same 1993 periods. Operating income for the first half of 1993 included a first quarter charge of $3.4 million for the consolidation of the Aerospace machining business. After removing the effect of this charge, operating income for the first half of 1994 increased 59%, to $18.4 million from $11.6 million in 1993. For the second quarter of 1994, operating income of $9.6 million rose 42% from the prior year level.

          Associated Spring sales volume increase, as well as cost reductions and productivity improvements, contributed substantially to the increase in operating income. Bowman Distribution's operating income also improved, the result of higher sales and expense reductions. Barnes Aerospace, despite slightly lower sales, reported a significantly reduced operating loss for both the first half and second quarter when compared to the comparable 1993 period. This is attributed to the consolidation of manufacturing facilities, workforce reductions and improvements in manufacturing efficiencies. Of its three businesses, only Advanced Fabrications reported a year over year decline in results. Significant efforts are being made to improve the performance of this business.

          Selling and administrative expenses, expressed as a ratio to sales, decreased when compared to 1993, a result of the increased sales volume in 1994 combined with strong expense controls.

                                  Non-operating Income/Expense
                                  ----------------------------
          Other income increased in the first half of 1994 when compared to 1993 primarily due to higher equity income from NASCO, the company's joint venture.

          The decrease in other expenses in 1994 compared to 1993 was due to lower foreign exchange losses.

                                          Cash Flows
                                          ----------
          In the first half of 1994, operating activities provided $14.2 million of net cash flow. Strong earnings, adjusted for depreciation and amortization, and a increase in accounts payable and accrued liabilities more than offset an increase in accounts receivable. The increase in accounts receivable resulted from sales growth at Associated Spring and Bowman Distribution. Net cash provided by operating activities was substantially higher then in the same 1993 period, due primarily to higher earnings.

          Net cash used by investing activities in 1994 was $3.5 million higher then in 1993 due primarily to higher capital expenditures. Associated Spring's strategy to boost productivity and product quality through the acquisition of state-of-the-art equipment and technology is the main driver of the capital expenditure increase.

          Net cash used by financing activities in the first half of 1994 was $5.6 million compared to $7.8 million in 1993. In both years, cash was used to reduce notes and overdrafts payable and to fund dividend payments.

                                Liquidity and Capital Resources
                                -------------------------------
          The company's liquidity, measured in terms of working capital, increased $4.0 million to $91.0 million at June 30, 1994 from the December 31, 1993 level. The current ratio approximated 2.1 at June 30, 1994 and December 31, 1993.

          The ratio of interest bearing debt to total capitalization was down slightly to 29.0% at June 30, 1994 from 30.5% at December 31, 1993. For this purpose, total capitalization is defined as total interest-bearing debt, plus deferred income taxes and other long-term liabilities, accrued retirement benefits and stockholders' equity excluding the guaranteed ESOP obligation.

          The company maintains substantial bank borrowing facilities to supplement internal cash generation. At June 30, 1994, the company had $100.0 million of borrowing capacity available under its revolving credit agreement.

          In addition, the company maintains approximately $200.0 million in uncommitted short-term bank credit lines, of which $30.8 million was borrowed at June 30, 1994. The company believes these credit facilities coupled with cash generated from operations are adequate for its anticipated future requirements.


          PART II.     OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K
                    --------------------------------
                    One report on Form 8-K, Item 4, Change in Certifying Accountants, was filed during the quarter ended June 30, 1994. The report was dated April 11, 1994 and addressed the selection of Price Waterhouse by stockholders as the new certifying accountants at the April 6, 1994 Annual Meeting.

                                        SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Barnes Group Inc.
                                                    (Registrant)

          Date    August 8, 1994          By John E. Besser
                  ---------------           ---------------------------
                                             John E. Besser
                                             Senior Vice President
                                             Finance and Law


          Date    August 8, 1994          By George J. Crowley
                  ---------------           ---------------------------
                                             George J. Crowley
                                             Vice President, Controller