Form 10-Q
period 1994-09-30
BARNES GROUP INC
filed 1994-11-14
CIK 9984

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                         FORM lO-Q

          (Mark One)

          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended September 30, 1994

                                              or

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

                             Telephone Number (203) 583-7070

                          Number of common shares outstanding at

                               November 8, 1994 - 6,423,238

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


          PART I.  FINANCIAL INFORMATION

          Item 1.  Financial Statements

                                     BARNES GROUP INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (Dollars in thousands, except per share data)
                                        (Unaudited)
                                   Three months ended     Nine months ended
                                     September 30           September 30
                                    ------------------    -----------------
                                     1994       1993       1994      1993
                                   --------   --------   --------  --------
          Net sales                $140,261   $123,103   $425,520  $377,633

          Cost of sales              89,688     79,259    272,160   240,836
          Selling and admin-
           istrative expenses        40,401     39,012    124,766   120,343
          Plant closings and
           restructurings                --         --         --     3,400
                                   --------   --------   --------  --------
                                    130,089    118,271    396,926   364,579
                                   --------   --------   --------  --------
          Operating income           10,172      4,832     28,594    13,054

          Other income                1,056        957      3,319     2,803

          Interest expense            1,320      1,256      3,996     3,837
          Other expenses                865        490      1,989     2,132
                                   --------   --------   --------  --------
          Income before income
           taxes                      9,043      4,043     25,928     9,888

          Income taxes                3,671      1,276     10,138     3,896
                                   --------   --------   --------  --------

          Net income               $  5,372   $  2,767   $ 15,790  $  5,992
                                   ========   ========   ========  ========

          Per common share:

           Net Income              $    .84   $    .44   $   2.49  $    .96

           Dividends               $    .35   $    .35   $   1.05  $   1.05

          Average common shares
           outstanding            6,371,543  6,259,538  6,331,867 6,241,267

                                  See accompanying notes.

                                     BARNES GROUP INC.

                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Dollars in thousands)

                                        (Unaudited)





                                                 September 30,   December 31,
                                                     1994           1993
                                                 ------------    -----------
          ASSETS
          Current assets
            Cash and cash equivalents              $ 19,018       $ 24,129

            Accounts receivable, less allowances
               (1994 - $2,834; 1993 - $2,217)        91,635         77,651


            Inventories
               Finished goods                        27,948         25,527
               Work-in-process                       17,779         17,117
               Raw materials and supplies             8,030          7,847
                                                   --------       --------
                                                     53,757         50,491
            Deferred income taxes and prepaid
               expenses                              16,591         16,469
                                                   --------       --------
                  Total current assets              181,001        168,740

          Deferred income taxes                      23,438         22,277

          Property, plant and equipment             272,906        256,606

            Less accumulated depreciation           164,167        153,563
                                                   --------       --------
                                                    108,739        103,043

          Goodwill, net                              20,761         21,201

          Other assets                               16,972         18,035
                                                   --------       --------
                                                   $350,911       $333,296
                                                   ========       ========



                                  See accompanying notes.

                                     BARNES GROUP INC.

                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Dollars in thousands)

                                        (Unaudited)

                                                    September 30, December 31,
                                                        1994         1993
                                                    ------------  -----------
          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities
            Notes and overdrafts payable              $  7,019     $ 10,553
            Accounts payable                            31,387       27,165
            Accrued liabilities                         45,575       42,003
            Guaranteed ESOP obligation - current         2,130        2,008
                                                      --------     --------
               Total current liabilities                86,111       81,729


          Long-term debt                                70,000       70,000

          Guaranteed ESOP obligation                    10,398       12,011

          Deferred income taxes and other
            liabilities                                 11,327       12,369

          Accrued retirement benefits                   66,572       65,338

          Stockholders' equity
            Common stock - par value $1.00 per share
            Authorized:  20,000,000 shares
            Issued:  7,345,923 shares
               stated at                                15,737       15,737
            Additional paid-in capital                  27,901       28,745
            Retained earnings                          116,935      107,668
            Foreign currency translation
              adjustments                               (5,870)      (6,464)
            Treasury stock at cost,
              1994 -   944,811 shares
              1993 - 1,052,440 shares                  (35,672)     (39,818)
                                                      --------     --------
                                                       119,031      105,868

            Guaranteed ESOP obligation                 (12,528)     (14,019)
                                                      --------     --------
                                                       106,503       91,849
                                                      --------     --------
                                                      $350,911     $333,296
                                                      ========     ========

                                  See accompanying notes.

                                     BARNES GROUP INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Nine Months ended September 30, 1994 and 1993
                                  (Dollars in thousands)
                                        (Unaudited)
                                                            1994       1993
                                                          --------   --------
        Operating Activities
          Net income                                      $ 15,790   $  5,992
          Adjustments to reconcile net income to
            net cash from operating activities:
            Depreciation and amortization                   18,456     17,895
            Gain on sale of property, plant and equipment     (176)      (443)
            Translation losses                                 490      1,195
            Changes in assets and liabilities:
              Accounts receivable                          (15,247)    (7,767)
              Inventories                                   (3,028)    (1,487)
              Accounts payable and accrued liabilities       8,695       (965)
              Deferred income taxes                             81        946
              Other liabilities and assets                    (921)    (3,012)
                                                          --------   --------
          Net Cash Provided by Operating Activities         24,140     12,354

        Investing Activities
          Proceeds from sale of property,
            plant and equipment                              2,647      3,604
          Capital expenditures                             (21,913)   (17,973)
          Other                                             (1,754)    (2,292)
                                                          --------  ---------
          Net Cash Used by Investing Activities            (21,020)   (16,661)

        Financing Activities
          Net decrease in notes and overdrafts payable      (3,548)    (2,870)
          Proceeds from the issuance of common stock         3,058      1,046
          Dividends paid                                    (6,654)    (6,554)
                                                          --------   --------
          Net Cash Used by Financing Activities             (7,144)    (8,378)

        Effect of exchange rate changes on cash flows       (1,087)    (2,090)
                                                          --------   --------
        Decrease in cash and cash equivalents               (5,111)   (14,775)

        Cash and cash equivalents at beginning of period    24,129     39,068
                                                          --------   --------
        Cash and cash equivalents at end of period        $ 19,018   $ 24,293
                                                          ========   ========

                                 See accompanying notes.


          Notes to Condensed Consolidated Financial Statements:
          1.   Summary of Significant Accounting Policies

               The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, please refer to the consolidated financial statements and footnotes included in the company's Annual Report on Form 10-K for the year ended December 31, 1993. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. All material, non-recurring accruals and adjustments are disclosed below. Operating results for the nine-month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994.

          2.   Plant closings and restructurings

               In the first quarter of 1993, the company took a pre-tax charge of $3.4 million, or 33 cents per share (net of tax benefits), related to a consolidation in its Aerospace business segment. The consolidation involved moving the Central Metals Products division from a leased facility in East Windsor, CT to owned space at the Windsor Manufacturing division in Windsor, CT and an associated reduction in the workforce. The charge also provided for a reduction in employment at its fabrication units.

          3.   Contingency

               In December, 1991, the company was notified that McDonnell Douglas Corp. was terminating for default an $8.2 million contract with the company's Flameco division. In the fourth quarter of 1992, the company wrote off $4.0 million of net assets related to this contract. The company believes it has legitimate defenses to the default claim. While no reasonable estimate of possible loss or range of loss can be made at this time, management believes that it is unlikely that the ultimate resolution of this dispute will have a material effect on future results of operations of the company. In management's opinion, the ultimate resolution of this dispute, regardless of the outcome, will not have a material effect on the financial position of the company.

          4.   Income Taxes

               The company's effective tax rates for the first nine months of both 1994 and 1993 were approximately 39%. In the third quarter of 1993, the company recorded a tax benefit of $800,000, resulting from the revaluation of deferred tax assets retated to an increase in the federal tax rate applicable to corporations. Without this tax benefit in 1993, the rate would have been 47%.

               The 1994 effective rate (39%), compared to the 1993 rate without the $800,000 tax benefit (47%), was lower primarily because foreign losses, for which there are no tax benefits, comprise a much smaller percentage of consolidated income before income taxes in 1994 than 1993. Also contributing to the lower effective tax rate in 1994 is a higher level of income in 1994 in certain foreign tax jurisdictions where the tax rate is lower than the U.S. federal statutory income tax rate.


          Item 2.  Management's Discussion and Analysis

                                           Sales
                                           -----
          The company's 1994 nine months sales were $425.5 million, up 13% from $377.6 million in 1993. Third quarter 1994 sales were up 14% to $140.3 million from the third quarter of 1993 level of $123.1 million. These results reflect continued sales gains by Associated Spring's worldwide operations and at Bowman.

          Associated Spring's 1994 first nine month sales increased 18% to $205.6 million from $174.0 million in 1993. Third quarter sales were $68.3 million, up 22% from last year's $56.0 million. Sales were strong in all market sectors, especially transportation and electronics.

          Bowman Distribution's sales were up 11% for the first nine months of 1994 to $162.7 million from 1993's level of $145.9 million. Third quarter sales were $53.7 million, up 9% from $49.2 million in 1993. The 1994 sales gains were primarily a result of the progress made in its U.S. industrial maintenance supply business.

          Barnes Aerospace 1994 nine month sales were down slightly to $57.7 million versus $58.4 million in 1993. Third quarter sales improved however to $18.4 million from $18.1 million in 1993's third quarter. The Aerospace segment continues to suffer from soft commercial and military markets.

                                     Operating Income
                                     ----------------
          Operating income in 1994 improved substantially over the same 1993 periods. 1993's operating income included a first quarter provision of $3.4 million for the consolidation of the Aerospace machining business. Eliminating the effect of this provision, operating income for the first nine months of 1994 increased 74%, to $28.6 million from $16.5 million in 1993. Operating income of $10.2 mil-lion for the third quarter of 1994 was $5.3 million higher than 1993.

          Both Associated Spring and Bowman Distribution reported significant improvements in operating income. Associated Spring benefited significantly from sales volume increases, gains in manufacturing productivity and tight control of administrative expenses.

          Bowman Distribution's improvement in operating income in 1994 result-ed from higher sales volume and from cost cutting. However, the cost of expansion of the Bowman System business in Europe continues to dampen overall segment operating income.

          Barnes Aerospace sharply reduced its operating losses in 1994. Consolidation of manufacturing facilities, workforce reductions and improvements in manufacturing efficiencies all contribued to the improvement in operating results. However, new project start-up expenses and excess costs at its advanced fabrication business partially offset these gains. Additional measures are being taken to enhance performance in all of the group's operations.

          Consolidated selling and administrative expenses, expressed as a ratio to sales, decreased in 1994 compared to 1993 as a result of excellent expence control.

                                  Non-operating Income/Expense
                                  ----------------------------
          Other income in 1994 increased over 1993 primarily due to an increase in interest income and an increase in equity income from NASCO, the company jointly-owned by Barnes Group and NHK Ltd of Japan.

          The primary reason for the decrease in other expenses for the first nine months of 1994 compared to 1993 was lower foreign exchange losses.
                                          Cash Flows
                                          ----------
          In the first three quarters of 1994, operating activities provided $24.1 million of net cash flow, a substantial increase over the $12.4 million provided in the same 1993 period. The improvement was due to the company's strong earnings in 1994. The higher level of receivables, payables and accrued liabilities is a result of sales growth at Associated Spring and Bowman Distribution in 1994.

          Net cash used by investing activities in 1994 increased $4.4 million over 1993 due to increased capital expenditures at Associated Spring. These expenditures are primarily for state-of-the-art equipment that will increase both productivity and product quality and enhance the group's competitiveness in the world market.

          Financing activities in both 1994 and 1993 used cash to reduce notes and overdrafts payable and to fund dividend payments, partially offset by proceeds from the issuance of common stock.

                                Liquidity and Capital Resources
                                -------------------------------
          The company's liquidity, measured in terms of working capital, increased $7.9 million to $94.9 million at September 30, 1994 from the December 31, 1993 level. The current ratio approximated 2.1 at September 30, 1994 and December 31, 1993.

          The ratio of interest bearing debt to total capitalization was down slightly to 28% at September 30, 1994 from 31% at December 31, 1993.

          For this purpose, total capitalization is defined as total interest-bearing debt, plus deferred income taxes and other long-term liabilities, accrued retirement benefits and stockholders' equity excluding the guaranteed ESOP obligation.

          The company maintains substantial bank borrowing facilities to supplement internal cash generation. At September 30, 1994, the company had $100.0 million of borrowing capacity available under its revolving credit agreement.

          In addition, the company maintains approximately $200.0 million in uncommitted short-term bank credit lines, of which $26.0 million was borrowed at September 30, 1994. The company believes these credit facilities coupled with cash generated from operations are adequate for its anticipated future requirements.


          PART II.     OTHER INFORMATION


          Item 6.   Exhibits and Reports on Form 8-K
                    --------------------------------
                    No reports on Form 8-K were filed during the quarter ended September 30, 1994.


                                        SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Barnes Group Inc.
                                                    (Registrant)

          Date    November 11, 1994       By John E. Besser
                  -----------------         ---------------------------
                                             John E. Besser
                                             Senior Vice President
                                             Finance and Law


          Date    November 11, 1994       By George J. Crowley
                  -----------------         ---------------------------
                                             George J. Crowley
                                             Vice President, Controller