Form 10-K
period 1994-12-31
BARNES GROUP INC
filed 1995-03-10
CIK 9984

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                   ---------------
                                      FORM 10-K

          (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994 OR
                     -----------------
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE
          TRANSITION PERIOD FROM              TO
                                 ------------    -------------
                            Commission file number 1-4801
                                                   ------
                                  BARNES GROUP INC.
                                  -----------------
                (Exact name of registrant as specified in its charter)

                        Delaware                            06-0247840
          ---------------------------------------      --------------------
          (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)               Identification No.)

            123 Main St., Bristol, Connecticut              06011-0489
          ---------------------------------------      --------------------
          (Address of Principal Executive Office)           (Zip Code)

          Registrant's telephone number, including area code   203/583-7070
                                                             --------------
          Securities registered pursuant to Section 12(b) of the Act:

            Title of each class                     Name of each exchange
            -------------------                      on which registered
                                                  ------------------------

             Common Stock par value
          ----------------------------
             $1.00 per share                       New York Stock Exchange
          ----------------------------            -------------------------

          Securities registered pursuant to Section 12(g) of the Act: NONE.


          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                 ---   ---
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of the registrant's voting stock held by non-affiliates amounted to $209,712,133 as of February 7, 1995.

          The registrant had outstanding 6,437,865 shares of common stock as of February 7, 1995.

          Parts I and II incorporate information by reference from the registrant's 1994 Annual Report to Stockholders. Part III incorporates information by reference from the registrant's Proxy Statement dated March 3, 1995.

          Exhibit Index located at pages 16-18.








                                        PART I


          Item 1.   Business.
                    ---------
                    The Company is in three businesses: Bowman Distri-bution, a distributor of consumable repair and replacement products for industrial, heavy equipment, and transportation maintenance markets; Associated Spring, a manufacturer and distributor of custom-made springs and other close-tolerance engineered metal components; and Barnes Aerospace, a manufacturer of precision machined and fabricated assemblies for the aircraft and aerospace industries and a refurbisher of jet engine components.*

                    Bowman Distribution.  Bowman Distribution is engaged in
                    -------------------
          distributing in the United States, Canada, the United Kingdom and France a variety of replacement parts and other products, including fasteners and special purpose hardware, automotive parts, automotive specialties and accessories, general purpose electric and gas welding supplies, industrial maintenance supplies, and industrial aerosols such as adhesives, lubricants, and sealants.

                    The products sold by Bowman Distribution are, for the most part, not manufactured by the Company, but are obtained from a number of outside suppliers. The vast majority of the products are repackaged and sold under Bowman's labels.

                    Sales by  Bowman Distribution in the  United States and
          Canada are primarily to industrial plants, chemical and petro-chemical process industries, contractors, new car dealers, garages, service stations, operators of vehicle fleets, and airline ground maintenance facilities.

                    In 1992, the Company sold substantially all of the assets of the Pioneer division of Bowman.

                    Associated Spring.  Associated Spring manufactures and
                    -----------------
          distributes a wide variety of custom metal parts for mechanical purposes. It is equipped to produce practically every type of spring requiring precision engineering, as well as an extensive variety of precision metal components and assemblies. Its


          -----------------------
                    *As used in this annual report, "Company" refers to the registrant and its consolidated subsidiaries except where the context requires otherwise, and "Associated Spring," "Barnes Aerospace," and "Bowman Distribution" refer to the above-defined businesses, but not to separate corporate entities.

          products range in size from fine hairsprings for instruments to large springs for heavy machinery, and its output of a given metal part may vary in amount from a few units to several million. Associated Spring does not produce leaf springs or bed springs.

                    Associated Spring's custom metal parts are sold in the United States and through the Company's foreign subsidiaries to manufacturers in many industries, chiefly for use as components in their own products. Custom metal parts are sold primarily through Associated Spring's sales employees. In view of the diversity of functions which Associated Spring's custom metal parts perform, Associated Spring's output is characterized by little standardization, with the major portion being manufactured to customer specifications.

                    The automotive and automotive parts industries constitute Associated Spring's largest single custom metal parts market. Other important outlets include manufacturers of industrial and textile machinery, motors, generators, meters and other electrical and electronic equipment, aircraft, diesel and other internal combustion engines, household appliances and fixtures, hardware, office equipment, agricultural equipment, railroad equipment, general machinery, firearms, and scientific instruments.

                    The Associated Spring Distribution division is engaged in the distribution of industrial products to the tool and die market, of which die springs manufactured by Associated Spring are the principal item. It also distributes certain standard parts manufactured by Associated Spring consisting primarily of stock wire and flat springs which are sold under the Company's SPEC registered trademark. The Company has an exclusive marketing agreement with Stroemsholmens Mekaniska Verkstad AB to market Kaller nitrogen gas springs and systems in North America and other specified countries.

                    Associated Spring also has manufacturing operations in Brazil, Canada, Mexico, and Singapore, and distribution operations in the United Kingdom and France. In 1992, the Company closed its spring manufacturing plant in Dayton, Ohio. In 1993, the Company closed its spring manufacturing plant in Memphis, Tennessee and transferred the warehouse operations conducted in Corry, Pennsylvania to a new warehouse facility located in Ypsilanti, Michigan. In 1994, it closed its spring manufacturing plants in Gardena, California, and Monterrey, Mexico. The Company has retained a minority interest of 15% in its former subsidiary in Argentina.

                    The Company is a partner in a joint venture corporation in the United States with NHK Spring Co., Ltd. of Japan. The joint venture corporation, NHK-Associated Spring Suspension Components

          Inc. ("NASCO"), has a manufacturing facility in Bowling Green, Kentucky. It manufactures and sells hot-wound coil springs for automotive suspension systems and counterbalance torque bars for trunk lids. Barnes Group owns a minority interest of 45% in NASCO.

                    Barnes Aerospace.  Barnes Aerospace is engaged in the
                    ----------------
          advanced fabrication and precision machining of components for jet engines and airframes as well as the repair and overhaul of jet engine components. Windsor Manufacturing, Windsor Airmotive, and Advanced Fabrications constitute the Barnes Aerospace Group.

                    Windsor Manufacturing manufactures machined and fabricated parts as well as assemblies. It specializes in the machining of difficult-to-process aircraft engine superalloys. Manufacturing processes include computer numerically controlled machining, electrical discharge machining, laser drilling, creep-feed grinding, and automated deburring. Customers include gas turbine engine manufacturers for commercial and military jets as well as land-based turbines. In 1993, the operations of the Company's Central Metal Products plant were consolidated with Windsor Manufacturing.

                    Windsor Airmotive specializes in refurbishing jet engine components. Electron beam welding and plasma spray are two of the major processes used in this division, and customers include approximately 30 airlines world-wide and the military. Windsor Airmotive also has a facility in Singapore.

                    Advanced Fabrications, through its Jet Die and  Flameco
          plants, specializes in hot forming and fabricating titanium and other high-temperature alloys such as hastelloy and inconel for use in precision details and assemblies for aircraft engine and airframe applications. It utilizes advanced manufacturing processes including superplastic forming and diffusion bonding.

                    Segment  Analysis.The analysis of the Company's revenue
                    -----------------
          from sales to unaffiliated customers, operating income, and identifiable assets by industry segments and geographic areas appearing on pages 26 and 27 of the Company's 1994 Annual Report to Stockholders, included as Exhibit 13 to this report, is incorporated by reference.

                    Competition.  The Company competes with many other
                    -----------
          companies, large and small, engaged in the manufacture and sale of custom metal parts (including aerospace components). The Company believes Associated Spring is the largest domestic manufacturer of precision springs used for mechanical purposes. The Company also faces active competition in the products sold by Bowman

          Distribution. The principal methods of competition for the Company's three businesses include service, quality, price, reliability of supply, and also, in the case of Associated Spring and Barnes Aerospace, technology and design.

                    Backlog. The backlog of the Company's orders believed to
                    -------
          be firm amounted to $108,143,000 at  the end of 1994, as compared
          with $102,596,000  at  the end  of 1993.   Of  the 1994  year-end
          backlog, $53,622,000 is attributable to the Barnes Aerospace Group and all of the balance is attributable to the Associated
          Spring Group.   $16,067,000 of Barnes Aerospace's  backlog is not
          expected  to  be  shipped in  1995.    Substantially  all of  the
          remainder of the Company's backlog is expected to be shipped during 1995.

                    Raw Materials and Customers.  None of the Company's
                    ---------------------------
          divisions or groups are dependent upon any single source for any of their principal raw materials or products for resale, and all such materials and products are readily available. No one customer accounted for more than 10% of total sales in 1994. Automotive manufacturers continue to be important customers of Associated Spring. Sales by Barnes Aerospace to two domestic jet engine manufacturers accounted for approximately 50% of its business. Bowman Distribution is not dependent on any one or a few customers for a significant portion of its sales.

                    Research and Development.  Although most of the products
                    ------------------------
          manufactured by the Company are custom parts made to the customers' specifications, the Company is engaged in continuing efforts aimed at discovering and implementing new knowledge that is useful in developing new products or services or improving
          significantly an existing product or service.   The Company spent
          approximately   $2,640,000  on   its  research   and  development
          activities in 1994, as  compared to expenditures of approximately
          $1,846,000  in  1993  and $1,145,000  in  1992.    There were  no
          significant    customer-sponsored   research    and   development
          activities   in   1994.     Barnes   Aerospace   divisions  spent
          approximately $495,000 in 1993 on customer-sponsored research and development activities compared to expenditures of approximately $6,882,000 in 1992.

                    Patents and Trademarks.  Patents, licenses, franchises
                    ----------------------
          and concessions are not material to any of the Company's businesses.

                    Employees.  As of the date of this report, the Company
                    ---------
          employs approximately 4,200 persons.

                    Environmental  Laws.  Compliance with federal, state, and
                    ------------------
          local laws which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect and is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of the Company.

          Item 2.   Properties.
                    ----------
                    The Company  and  its Canadian  subsidiary  operate  12
          manufacturing plants and 15 warehouses at various locations throughout the United States and Canada, of which all of the plants and 6 of the warehouses are owned in fee, and the others are leased. Of the properties which are owned, none is subject to any encumbrance. The Company's other foreign subsidiaries own or lease plant or warehouse facilities in the countries where their operations are conducted. The listing of the facility locations of each of the Company's businesses contained in the Directory of Operations on the inside back cover of the 1994 Annual Report to Stockholders, included as Exhibit 13 to this report, is incorporated by reference.

                    The Company believes that its owned and leased properties have been adequately maintained, are in satisfactory operating condition, are suitable and adequate for the business activities conducted therein, and have productive capacities sufficient to meet current needs.


          Item 3.   Legal Proceedings.
                    -----------------
                    There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their property is the subject.


          Item 4.   Submission of Matters to a Vote of Security Holders.
                    ---------------------------------------------------
                    No matter was submitted during the fourth quarter of 1994 to a vote of security holders.

                    The following information is included in accordance with the provisions of Item 401(b) of Regulation S-K:

                          Executive Officers of the Company
                          ---------------------------------
                                                                 Age as of
                                                                December 31,
          Executive Officer             Position                     1994
          -----------------             --------                 ----------
          A. Stanton Wells         President and Chief Executive      63
                                   Officer (since 1993)

          Thomas O. Barnes         Senior Vice President-             45
                                   Administration (since 1993)

          Mary Louise Beardsley    Associate General Counsel          40
                                   and Secretary (since 1994)

                                        - 5 -

                                                                 Age as of
                                                                 December 31,
          Executive Officer             Position                     1994
          -----------------             --------                 ----------
          John E. Besser           Senior Vice President-Finance      52
                                   and Law (since 1993)

          Francis C. Boyle, Jr.    Assistant Controller               44
                                   (since 1987)

          Leonard M. Carlucci      Vice President, Barnes Group       48
                                   Inc. and General Manager,
                                   Bowman U.S. (since 1994)

          Ali A. Fadel             Vice President, Barnes Group       39
                                   Inc. and President,
                                   Associated Spring (since 1994)

          J. Gary Lewis            Vice President, Barnes Group       50
                                   Inc. and President, Bowman
                                   Distribution (since 1994)

          John J. Locher           Vice President, Treasurer          50
                                   (since 1992)

          Theodore E. Martin       Executive Vice President-          55
                                   Operations (since 1993)

                    Except for Messrs. Barnes, Fadel, and Martin, each of the Company's executive officers has been employed by the Company or its subsidiaries in an executive or managerial capacity for at least the past five years. Each officer holds office until his or her successor is chosen and qualified, or otherwise as provided in the By-Laws. No family relationships exist among the executive officers of the Company.

                    Mr. Barnes was elected Senior Vice President-Administration effective December 16, 1993. From 1982 to 1993, Mr. Barnes was employed by The Olson Brothers Company as Executive Vice President and President, which position he held since 1983. Prior to joining Olson Brothers, Mr. Barnes held a variety of management positions with The Connecticut Bank and Trust Company, The S. Carpenter Construction Company, and the Company's Bowman Distribution division.

                    Mr. Fadel  was elected  Vice President of  Barnes Group
          Inc. and President, Associated Spring effective January 21, 1994. Mr. Fadel joined the Company in 1991 as Group Director of Advanced Engineering and Technology for Associated Spring. In addition, Mr. Fadel served as Division Manager at the Associated Spring plant in Saline, Michigan from 1992 to 1994. From 1989 to to 1991, Mr. Fadel was employed by Herman Miller, Inc. as Manager of Chemical Engineering and Senior Project Manager. Prior to joining Herman Miller, he held industrial and manufacturing engineering positions at Chrysler Corp., General Dynamics Corp. and the former Burroughs Corporation.

                    Mr. Martin was elected Executive Vice President-Operations effective December 16, 1993. He joined the Company on October 1, 1990 as Group Vice President, Associated Spring. In December, 1991, his title was changed to President and Chief Operating Officer of Associated Spring. Mr. Martin was previously Corporate Vice President of Manufacturing for Herman Miller, Inc. Prior to joining Herman Miller, he worked for Bendix Corporation from 1981 to 1988 as Vice President of Planning of its Industrial Group, Vice President and General Manager of the Electronics Division, Vice President and General Manager of the Filtration Systems Group and most recently served as President of Bendix's Fram Canada business. Prior to 1981, Mr. Martin held a variety of management positions with the General Electric Company and was a senior consultant with Arthur
          D. Little.


                                       PART II


          Item 5.   Market for the Registrant's Common Stock and Related
                    ----------------------------------------------------
                    Stockholder Matters.
                    -------------------
                    The information regarding the Company's common stock contained on pages 23 and 29 of the Company's 1994 Annual Report to Stockholders is incorporated by reference. As of February 7, 1995, the Company's common stock was held by 3,583 stockholders of record. The Company's common stock is traded on the New York Stock Exchange.


          Item 6.   Selected Financial Data.
                    -----------------------
                    The selected financial data for the last five years contained on pages 30 and 31 of the Company's 1994 Annual Report to Stockholders is incorporated by reference.


          Item 7.   Management's Discussion and Analysis of Financial
                    -------------------------------------------------
                    Condition and Results of Operations.
                    -----------------------------------
                    The financial review and management's analysis thereof appearing on pages 11 through 13 of the Company's 1994 Annual Report to Stockholders are incorporated by reference.

          Item 8.   Financial Statements and Supplementary Data.
                    -------------------------------------------
                    The financial statements and report of independent accountants appearing on pages 14 through 28 of the Company's 1994 Annual Report to Stockholders are incorporated by reference. See also the reports of independent accountants included on pages 13 and 14 below pursuant to Item 302(a) of Regulation S-K. The material under "Quarterly Data" on page 29 of the Company's 1994 Annual Report to Stockholders is also incorporated by reference.


          Item 9.   Changes   and   Disagreements   with   Accountants   on
                    -------------------------------------------------------
                    Accounting and Financial Disclosure.
                    -----------------------------------
                    The material under "Approval of Selection of Independent Accountants" on pages 13 and 14 of the Company's Proxy Statement dated March 3, 1995 is incorporated by reference.



                                       PART III


          Item 10.  Directors and Executive Officers of the Company.
                    -----------------------------------------------
                    The material under "Election of Directors" on pages 1 through 5 of the Company's Proxy Statement dated March 3, 1995 is incorporated by reference. See also "Executive Officers of the Company," included above pursuant to Item 401(b) of Regulation S-K.


          Item 11.  Executive Compensation.
                    ----------------------
                    The material under "Compensation of Directors" appearing on page 6, the material under "Stock Plan for Non-Employee Directors" appearing on page 7, and the information appearing on pages 8 through 12 of the Company's Proxy Statement dated March 3, 1995 is incorporated by reference.


          Item 12.  Security Ownership of Certain Beneficial Owners and
                    ---------------------------------------------------
                    Management.
                    ----------

                    The information concerning this item appearing on pages 6 through 8 of the Company's Proxy Statement dated March 3, 1995 is incorporated by reference.


          Item 13.  Certain Relationships and Related Transactions.
                    ----------------------------------------------
                    The information concerning this item appearing on page 6 of the Company's Proxy Statement dated March 3, 1995 is incorporated by reference.

                                       PART IV

          Item 14.  Exhibits, Financial Statement Schedules and Reports on
                    ------------------------------------------------------
                    Form 8-K.
                    --------
                    (a)  The reports  of Price  Waterhouse LLP and  Ernst &
                         Young  LLP,  independent   accountants,  and   the
                         following   financial  statements   and  financial
                         statement  schedules  are filed  as  part of  this
                         report:
                                                         Reference
                                               ----------------------------
                                                            Annual Report
                                               Form 10-K   to Stockholders
                                                (page)         (page)
                                               ---------   ---------------
          Reports of independent accountants    13 - 14          28

          Consolidated balance sheets at                         15
            December 31, 1994 and 1993

          Consolidated statements of income                      14
            for the years ended
            December 31, 1994, 1993 and 1992

          Consolidated statements of changes                     17
            in stockholders' equity for the
            years ended December 31, 1994,
            1993 and 1992

          Consolidated statements of cash                        16
            flows for the years ended
            December 31, 1994, 1993 and 1992

          Notes to consolidated financial                      18 - 28
            statements

          Supplementary information                              29
            Quarterly data (unaudited)

          Consolidated schedules for the years
             ended December 31, 1994, 1993
             and 1992

             VIII - Valuation and qualifying       15
                    accounts

                   All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                   The consolidated financial statements listed in the above index which are included in the Annual Report to Stock-holders of Barnes Group Inc. for the year ended December 31, 1994 are hereby incorporated by reference. With the exception of the pages listed in the above index and in Items 1, 2, 5, 6, 7, and 8, the 1994 Annual Report to Stockholders is not to be deemed filed as part of this report.

                   (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                   (c) The Exhibits required by Item 601 of Regulation S-K are filed as Exhibits to this Annual Report and indexed at pages 16 through 18 of this report.

                                     SIGNATURES
                                     ----------

                   Pursuant to the requirements of Section 13 or 15(d) of
          the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Date:  February 17, 1995

                                     BARNES GROUP INC.

                                     By /s/ A. Stanton Wells
                                       -----------------------------
                                     A. Stanton Wells
                                     President and Chief Executive Officer


                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the above date by the following persons on behalf of the Company in the capacities indicated.


          /s/ A. Stanton Wells
          ---------------------------
          A. Stanton Wells
          President and Chief Executive Officer
          (the principal executive officer) and Director


          /s/ John E. Besser
          ---------------------------
          John E. Besser
          Senior Vice President-Finance and Law
          (the principal financial officer)


          /s/ Francis C. Boyle, Jr.
          ---------------------------
          Francis C. Boyle, Jr.
          Assistant Controller
          (the principal accounting officer)


          /s/ Thomas O. Barnes
          ---------------------------
          Thomas 0. Barnes
          Director


          /s/ Wallace Barnes
          --------------------------
          Wallace Barnes
          Director

          /s/ Gary G. Benanav
          ---------------------------
          Gary G. Benanav
          Director


          /s/ William S. Bristow, Jr.
          ---------------------------
          William S. Bristow, Jr.
          Director


          /s/ Robert J. Callander
          --------------------------
          Robert J. Callander
          Director


          /s/ George T. Carpenter
          ---------------------------
          George T. Carpenter
          Director


          /s/ Donna R. Ecton
          ---------------------------
          Donna R. Ecton
          Director


          /s/ Marcel P. Joseph
          ---------------------------
          Marcel P. Joseph
          Director


          /s/ Theodore E. Martin
          ----------------------
          Theodore E. Martin
          Director


          /s/ Juan M. Steta
          ---------------------------
          Juan M. Steta
          Director


          /s/ K. Grahame Walker
          ---------------------------
          K. Grahame Walker
          Director

                        REPORT OF INDEPENDENT ACCOUNTANTS ON
                            FINANCIAL STATEMENT SCHEDULE




          To the Board of Directors
          of Barnes Group Inc.


          Our audit of the consolidated financial statements referred to in our report dated January 23, 1995 appearing on page 28 of the 1994 Annual Report to Stockholders of Barnes Group Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule for the year ended December 31, 1994 listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



          /s/ PRICE WATERHOUSE LLP
              PRICE WATERHOUSE LLP


          Hartford, Connecticut
          January 23, 1995

                           REPORT OF INDEPENDENT AUDITORS




          Stockholders and Board of Directors
          Barnes Group Inc.


          We have audited the consolidated balance sheet of Barnes Group Inc. as of December 31, 1993 and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1993.
          Our audits also included the financial statement schedule listed in the Index at Item 14(a) for each of the two years in the period ended December 31, 1993. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the  consolidated financial statements referred
          to  above  present  fairly,   in  all  material  respects,  the
          consolidated  financial  position  of   Barnes  Group  Inc.  at
          December  31,  1993  and   the  consolidated  results  of  its
          operations and its cash flows for each of the two years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

          As  discussed   in  Note   1  to  the   consolidated  financial
          statements, the   Company  changed  its  methods  of accounting
          for income taxes and for certain postretirement and postemployment benefits in the year ended December 31, 1992.



                                               /s/  Ernst  &  Young LLP
                                                    Ernst  &  Young LLP



          Hartford, Connecticut
          January 28, 1994

                                 BARNES GROUP INC.

                 SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                    Years ended December 31, 1994, 1993 and 1992
                                   (in thousands)

                                    Provision
                        Balance at  charged to                 Balance at
                        beginning   costs and                    end of
                         of year     expenses  (Deductions(1)     Year
                        ----------  ---------- --------------  ----------
          1994

            Allowance
            for doubtful
            accounts      $2,217      $1,523      $  518         $3,222

          1993

            Allowance
            for doubtful
            accounts      $2,332      $1,095      $1,210         $2,217

          1992

            Allowance
            for doubtful
            accounts      $2,348      $1,558      $1,574         $2,332



          (1)  Write-offs, net of recoveries

                                       - 15 -

                                    EXHIBIT INDEX
                                    -------------
                                  Barnes Group Inc.

                              Annual Report on Form 10-K
                           for year ended December 31, 1994
                           --------------------------------

          Exhibit No.    Description              Reference
          -----------    -----------              ---------
             3.1    Restated Certificate of       Incorporated by reference
                    Incorporation, as amended.    to Exhibit 3.1 to the
                                                  Company's report on Form
                                                  10-K for the year ended
                                                  December 31, 1992.

             3.2    By-Laws.                      Filed with this report.

             4.1    Revolving Credit Agreement    Incorporated by reference
                    dated as of December 1,       to Exhibit 4.1 to the
                    1991 among the Company and    Company's report on Form
                    several commercial banks.     10-K for the year ended
                                                  December 31, 1991.

             4.2    First Amendment to Credit     Incorporated by reference
                    Agreement set forth in        to Exhibit 4.2 to the
                    Exhibit 4.1 dated as of       Company's report on Form
                    December 1, 1992.             10-K for the year ended
                                                  December 31, 1992.

             4.3    Second Amendment to Credit    Incorporated by reference
                    Agreement set forth in        to Exhibit 4.3 to the
                    Exhibit 4.1 dated as of       Company's report on Form
                    December 1, 1993.             10-K for the year ended
                                                  December 31, 1993.

             4.4    Third Amendment to Credit     Filed with this report.
                    Agreement set forth in
                    Exhibit 4.1 dated as of
                    December 1, 1994.

             4.5    Rights Agreement dated as     Incorporated by reference
                    of July 16, 1986 between      to Exhibit 4.2 to the
                    the Company and The           Company's report on Form
                    Connecticut Bank & Trust      10-K for the year ended
                    Company, National             December 31, 1991.
                    Association.

             4.6    Amendment to the Rights       Incorporated by reference
                    Agreement set forth in        to Exhibit 4.4 to the
                    Exhibit 4.4 dated             Company's report on Form
                    July 15, 1990.                10-K for the year ended
                                                  December 31, 1990.

                                        - 16 -

          Exhibit No.    Description              Reference
          -----------    -----------              ---------
             4.7    Note Agreement dated as of    Incorporated by reference
                    September 16, 1991 among      to Exhibit 4.4 to the
                    the Company and several       Company's report on Form
                    insurance companies.          10-K for the year ended
                                                  December 31, 1991.

             10.1   The Company's Management      Filed with this report.
                    Incentive Compensation
                    Plan.

             10.2   The Company's Long Term       Filed with this report.
                    Incentive Plan.

             10.3   The Company's Retirement      Incorporated by reference
                    Benefit Equalization Plan.    to Exhibit 10.3 to the
                                                  Company's report on Form
                                                  10-K for the year ended
                                                  December 31, 1990.

             10.4   The Company's Supplemental    Filed with this report.
                    Executive Retirement Plan.

             10.5   The Company's 1981 Stock      Incorporated by reference
                    Incentive Plan.               to Exhibit 10.5 to the
                                                  Company's report on Form
                                                  10-K for the year ended
                                                  December 31, 1991.

             10.6   The Company's 1991 Stock      Filed with this report.
                    Incentive Plan.

             10.7   The Company's Non-Employee    Filed with this report.
                    Director Deferred Stock Plan.

             10.8   The Company's Directors'      Incorporated by reference
                    Deferred Compensation Plan.   to Exhibit 10.8 to the
                                                  Company's report on Form
                                                  10-K for the year ended
                                                  December 31, 1992.

             10.9   Consulting Agreement dated    Filed with this report.
                    as of April 1, 1994
                    between the Company and
                    Wallace Barnes.

                                        - 17 -

          Exhibit No.    Description              Reference
          -----------    -----------              ---------
             10.10  The Company's Officer         Incorporated by reference
                    Enhanced Life Insurance       to Exhibit 10.11 to the
                    Program.                      Company's report on Form
                                                  10-K for the year ended
                                                  December 31, 1993.

             10.11  The Company's Enhanced        Incorporated by reference
                    Life Insurance Program.       to Exhibit 10.12 to the
                                                  Company's report on Form
                                                  10-K for the year ended
                                                  December 31, 1993.

             13     Portions of the 1994 Annual   Filed with this report.
                    Report to Stockholders.

             16     Letter from Ernst & Young     Incorporated by reference
                    LLP Regarding Change in       to Exhibit 16 to the
                    Certifying Accountant.        Company's report on Form
                                                  8-K filed on March 4, 1994.

             22     List of Subsidiaries.         Filed with this report.

             23.1   Consent of Independent        Filed with this report.
                    Accountants.

             23.2   Consent of Independent        Filed with this report.
                    Auditors.

                         The Company  agrees to furnish to  the Commission,
             upon request, a copy of each instrument with respect to which there are outstanding issues of unregistered long-term debt of the Company and its subsidiaries the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

                    Except for Exhibit 13, which will be furnished free  of
             charge, and Exhibits 22, 23.1 and 23.2, which are included herein, copies of exhibits referred to above will be furnished at a cost of twenty cents per page to security holders who make written request therefor to The Secretary, Barnes Group Inc., Executive Office, 123 Main Street, P.O. Box 489, Bristol, Connecticut 06011-0489.