Form 10-Q
period 1995-03-31
BARNES GROUP INC
filed 1995-05-12
CIK 9984

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM lO-Q
          (Mark One)

          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 1995
                                              or
          ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                         Telephone Number (203) 583-7070

                      Number of common shares outstanding at

                               May 8, 1995 - 6,551,239

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes  X   No
                                                  ---     ---

                                  BARNES GROUP INC.
                                   FORM 10-Q INDEX
                      For Quarterly period ended March 31, 1995
          DESCRIPTION                                             PAGES
          -----------                                             -----
          PART I.     FINANCIAL INFORMATION

             ITEM 1.  Financial Statements

                      Consolidated Statements
                      of Income for the three months ended
                      March 31, 1995 and 1994                        3


                      Consolidated Balance Sheets as
                      of March 31, 1995 and December 31, 1994      4-5


                      Consolidated Statements of Cash Flows
                      for the three months ended March 31,
                      1995 and 1994                                  6


                      Notes to the Consolidated Financial
                      Statements                                     7



             ITEM 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                  8-10




          PART II.    OTHER INFORMATION

             ITEM 4.  Submission of Matters to Vote of
                      Security Holders                             10


             ITEM 5.  Other Information                           10-11


             ITEM 6.  Exhibits and Reports on Form 8-K             11

                      Signatures                                   11

          PART I.  FINANCIAL INFORMATION

          Item 1.  Financial Statements

                                  BARNES GROUP INC.

                          CONSOLIDATED STATEMENTS OF INCOME

                      Three months ended March 31, 1995 and 1994

                    (Dollars in thousands, except per share data)

                                     (Unaudited)

                                                       1995         1994
                                                     --------     --------
          Net sales                                  $158,618     $142,102

          Cost of sales                               100,891       90,702
          Selling and administrative expenses          43,180       42,602
                                                     --------     --------
                                                      144,071      133,304
                                                     --------     --------
          Operating income                             14,547        8,798

          Other income                                  1,208        1,120

          Interest expense                              1,428        1,380

          Other expenses                                  448          380
                                                     --------     --------
          Income before income taxes                   13,879        8,158

          Income taxes                                  5,539        3,263
                                                     --------     --------

          Net income                                 $  8,340     $  4,895
                                                     ========     ========

          Per common share:

           Net Income                                $   1.29     $    .78

           Dividends                                      .40          .35

          Average common shares outstanding         6,463,146    6,296,121

                               See accompanying notes.

                                         -3-

                                  BARNES GROUP INC.

                             CONSOLIDATED BALANCE SHEETS

                                (Dollars in thousands)



          ASSETS                                    March 31,  December 31,
                                                      1995       1994
                                                   --------    -----------
                                                  (Unaudited)
          Current assets
            Cash and cash equivalents              $ 17,761     $ 22,023

            Accounts receivable, less allowances
              (1995-$3,062; 1994-$3,222)             99,824       86,877


            Inventories
              Finished goods                         28,045       28,769
              Work-in-process                        17,234       13,697
              Raw materials and supplies              9,597        8,379
                                                   --------     --------
                                                     54,876       50,845
            Deferred income taxes and prepaid
              expenses                               15,750       15,792
                                                   --------     --------
              Total current assets                  188,211      175,537

          Deferred income taxes                      23,008       23,854

          Property, plant and equipment             278,697      276,185

            Less accumulated depreciation           165,575      163,616
                                                   --------     --------
                                                    113,122      112,569

          Goodwill                                   20,467       20,614

          Other assets                               19,752       19,382
                                                   --------     --------
          Total assets                             $364,560     $351,956
                                                   ========     ========

                               See accompanying notes.


                                  BARNES GROUP INC.

                             CONSOLIDATED BALANCE SHEETS

                                (Dollars in thousands)

          LIABILITIES AND STOCKHOLDERS' EQUITY      March 31,   December 31,
                                                       1995         1994
                                                    --------    -----------
                                                   (Unaudited)
          Current liabilities
            Notes payable                           $ 12,425      $  7,903
            Accounts payable                          34,835        31,424
            Accrued liabilities                       42,186        45,713
            Guaranteed ESOP obligation-current         2,215         2,172
                                                    --------      --------
              Total current liabilities               91,661        87,212


          Long-term debt                              70,000        70,000

          Guaranteed ESOP obligation                   9,269         9,839

          Accrued retirement benefits                 67,983        66,817

          Other liabilities                            9,514        10,949

          Stockholders' equity
            Common stock-par value $1.00 per share
              Authorized: 20,000,000 shares
                Issued: 7,345,923 shares stated at    15,737        15,737
            Additional paid-in capital                27,595        27,772
            Retained earnings                        124,725       118,938
            Foreign currency translation
              adjustments                             (9,063)      (8,715)
            Treasury stock at cost,
              1995-833,704 shares
              1994-916,748 shares                    (31,377)      (34,582)
                                                    --------      --------
                                                     127,617       119,150

            Guaranteed ESOP obligation               (11,484)      (12,011)
                                                    --------      --------
          Total stockholders' equity                 116,133       107,139
                                                    --------      --------
          Total liabilities and stockholders'
            equity                                  $364,560      $351,956
                                                    ========      ========

                               See accompanying notes.

                                  BARNES GROUP INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Three Months ended March 31, 1995 and 1994
                                (Dollars in thousands)
                                     (Unaudited)
                                                         1995      1994
                                                       -------   -------
          Operating Activities
          Net income                                   $ 8,340   $ 4,895
          Adjustments to reconcile net income to
            net cash from operating activities:
            Depreciation and amortization                7,233     6,545
            Gain on sale of property, plant and
              equipment                                   (159)       (9)
            Translation losses                              86       316
            Changes in assets and liabilities:
              Accounts receivable                      (13,067)  (13,256)
              Inventories                               (3,755)    2,999
              Accounts payable                           3,547       537
              Accrued liabilities                       (3,429)   (3,754)
              Deferred income taxes                      1,503        13
              Other liabilities and assets              (1,071)      329
                                                       -------   -------
          Net Cash Used by Operating Activities           (772)   (1,385)

          Investing Activities
            Proceeds from sale of property, plant
              and equipment                                235       933
            Capital expenditures                        (7,778)   (7,322)
            Other                                         (620)     (931)
                                                       -------   -------
          Net Cash Used by Investing Activities         (8,163)   (7,320)

          Financing Activities
            Net increase in notes payable                4,522     5,284
            Proceeds from the issuance of common stock   2,914       393
            Dividends paid                              (2,597)   (2,203)
                                                       -------   -------
          Net Cash Provided by Financing Activities      4,839     3,474

          Effect of exchange rate changes on
            cash flows                                    (166)     (850)
                                                       -------   -------
          Decrease in cash and cash equivalents         (4,262)   (6,081)

          Cash and cash equivalents at beginning
            of period                                   22,023    24,129
                                                       -------   -------
          Cash and cash equivalents at end of period   $17,761   $18,048
                                                       =======   =======

                               See accompanying notes.

          Notes to Consolidated Financial Statements:



          1.   Summary of Significant Accounting Policies
               ------------------------------------------

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, please refer to the consolidated financial statements and footnotes included in the company's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.



          2.   Contingency
               -----------

               In December, 1991, the company was notified by the McDonnell Douglas Corporation that McDonnell Douglas was terminating for default an $8.2 million contract with the company's Advanced Fabrication unit. In 1992, the company wrote off $4.0 million of net assets related to this contract previously included in its financial statements. The company believes it has legitimate defenses to the default claim. While no reasonable estimate of possible loss or range of loss can be made at this time, management believes that it is unlikely that the ultimate resolution of this dispute will have a material effect on future results of operations of the company. In management's opinion, the ultimate resolution of this dispute, regardless of the outcome, will not have a material effect on the financial position of the company.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                Results of Operations
                                ---------------------
          Sales
          -----
          The company's first quarter 1995 consolidated sales were $158.6 million making it the best quarter in the company's history. Sales were up 12% from the $142.1 million reported in 1994. This increase reflected sales gains by all three operating groups.

          Associated Spring's first quarter 1995 sales improved 11% to $74.9 million from $67.6 million in 1994. Sales improved in all markets with the strongest gains reported in industrial markets, particularly electronics.

          Bowman Distribution's sales were up 12% to $61.0 million in the first three months of 1995 versus $54.3 million in 1994. All businesses reported sales increases with substantial improvement reported by Bowman U.S.

          First quarter 1995 Barnes Aerospace sales improved 13% over 1994, increasing to $23.0 million from $20.4 million in the prior year. Both the Advanced Fabrications and Precision Machining businesses reported year-over-year sales growth while the Repair and Overhaul business reported a small decline in sales.

          Operating Income
          ----------------
          Consolidated operating income for 1995's first quarter was $14.5 million, up 65% over 1994's level of $8.8 million. All three business segments reported significant gains in operating income over last year.

          Associated Spring's operating income improvement resulted from the increase in sales volume coupled with gains in manufacturing productivity and excellent control of selling and administrative expenses.

          Bowman Distribution's operating income improvement was the result of higher sales volume in the U.S. combined with sharply lower selling and administrative expenses.

          Barnes Aerospace's operating income improvement was mainly driven by the higher sales volume.

          Non-operating Income/Expense
          ----------------------------
          Other income in the first three months of 1995 increased slightly over the prior year due to the increase in interest income primarily on funds invested in Brazil.

          Other expenses in the first quarter of 1995 were up due to an increase in foreign exchange losses. This increase was offset in part by a reduction of the losses recorded on the disposal of fixed assets.

          Net Income and Net Income Per Share
          -----------------------------------
          The company reported a record net income of $8.3 million, or $1.29 per share, for the first quarter of 1995, compared to 1994's first quarter of $4.9 million, or 78 cents per share.


                                 Financial Condition
                                 -------------------
          Cash Flows
          ----------
          Net cash used by operating activities of $0.8 million in the first quarter of 1995 reflects the significant increase in business activity. Cash generated from strong earnings after adjustments for depreciation and amortization was offset by the cash required to fund increases in accounts receivable and inventories. In 1994, operating activities used $1.4 million of cash, as earnings were not sufficient to offset the increase in accounts receivable.

          Net cash used by investing activities in the first quarter of 1995 was $0.8 million higher than the prior year due to increased capital expenditures as well as lower proceeds from the sale of property, plant and equipment.

          Net cash provided by financing activities was $4.8 million in the first quarter of 1995 and $3.5 million the first quarter of 1994. The increase in notes payable partially funded the cash requirements for both operating and investing activities. The 1995 increase in the proceeds from the issuance of common stock was a result of the exercise of stock options.

          Liquidity and Capital Resources
          -------------------------------
          The company's liquidity, measured in terms of working capital, increased $8.2 million to $96.6 million at March 31, 1995 from the December 31, 1994 level. The current ratio approximated 2.0 at March 31, 1995 and December 31, 1994.

          The ratio of interest bearing debt to total capitalization approximated 29% at March 31, 1995 compared to 28% at year-end 1994. For this purpose, total capitalization is defined as total interest-bearing debt, plus accrued long-term retirement benefits, other long-term liabilities and stockholders' equity, excluding the guaranteed ESOP obligation.

          The company maintains substantial bank borrowing facilities to supplement internal cash generation. At March 31, 1995, the company had $100.0 million of borrowing capacity available under its revolving credit agreement.

          In addition, the company had approximately $155.0 million in uncommitted short-term bank credit lines, of which $31.5 million was in use at March 31, 1995. During 1995 and 1994, the company maintained long-term debt of $70 million, comprised in part, of borrowings under its short-term bank credit lines backed by its long-term revolving credit agreement. The company has found this to be a cost effective approach to long-term financing and intends to continue this approach. The company believes these credit facilities coupled with cash generated from operations are adequate for its anticipated future requirements.


          PART II. OTHER INFORMATION

          Item 4.   Submission of Matters to Vote of Security Holders
                    -------------------------------------------------

                   (a) The Annual Meeting of the registrant's stockholders
                       was held on April 5, 1995. Proxies for the meeting were solicited pursuant to Regulation 14(a).

                   (c) The stockholders approved the selection of Price
                       Waterhouse LLP as the company's independent accountants for 1995. The proposal was adopted as 5,617,070 shares voted for, 56,746 shares voted against, 17,206 shares abstained and there were no not voted shares.

          Item 5.  Other Information
                   -----------------

                   By-Laws Amendments

                   In November, 1994, the Board of Directors amended the company's By-Laws to include advance notice provisions regarding stockholder proposals and nominations for directors. Stockholders wishing to present proposals for a formal vote (other than proposals included in the company's proxy statement) or to nominate candidates for election as directors at a meeting of the company's stockholders, must do so in accordance with the company's By-Laws. The By-Laws provide, in general, that in order to be presented at the stockholder's meeting, such stockholder proposals or nominations may be made only by a stockholder of record who shall have given notice of the proposed business or nomination to the company:

                   (a) in the case of an Annual Meeting, not less than sixty (60) nor more than ninety (90) days prior to the anniversary date of the immediately preceding Annual Meeting of Stockholders; and (b) in the case of a special meeting of stockholders, not later than the tenth (10th) day following the day on which notice of the date of the special meeting was mailed or public disclosure of the date of the special meeting was made, whichever occurs first. The notice must contain, among other things, background information concerning the stockholder making the proposal or nomination, the stockholder's ownership of the company's stock, and in the case of nominations, background and stock ownership information with respect to each nominee.

          Item 6.  Exhibits and Reports on Form 8-K
                   --------------------------------

                   (a) Exhibits

                       Exhibit 27. Financial Data Schedule

                   (b) Reports on Form 8-K

                       No reports on Form 8-K were filed during the quarter ended March 31, 1995.



                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Barnes Group Inc.
                                                  (Registrant)


          Date  May 12, 1995     By  John E. Besser
                ------------         ------------------------------------
                                     John E. Besser
                                     Senior Vice President-Finance and Law


          Date  May 12, 1995     By  Francis C. Boyle, Jr.
                ------------         --------------------------------------
                                     Francis C. Boyle, Jr.
                                     Assistant Controller