Form 10-Q
period 1995-06-30
BARNES GROUP INC
filed 1995-08-14
CIK 9984

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM 10-Q
          (Mark One)

          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended June 30, 1995

                                              or

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For transition period from
                                      --------------------
                                   to
                                      --------------------

                            Commission File Number 1-4801

                                  BARNES GROUP INC.

                              (a Delaware Corporation)

                  I.R.S. Employer Identification No. 06-0247840

                   123 Main Street, Bristol, Connecticut 06010

                         Telephone Number (203) 583-7070


                     Number of common shares outstanding at

                              July 28, 1995 - 6,580,254

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
                                   FORM 10-Q INDEX
                      For Quarterly period ended June 30, 1995
          DESCRIPTION                                                 PAGES
          -----------                                                 -----
          PART I.    FINANCIAL INFORMATION

             ITEM 1. Financial Statements

                     Consolidated Statements
                     of Income for the six months and second
                     quarter ended June 30, 1995 and 1994                3


                     Consolidated Balance Sheets as
                     of June 30, 1995 and December 31, 1994            4-5


                     Consolidated Statements of Cash Flows
                     for the six months ended June 30,
                     1995 and 1994                                       6


                     Notes to the Consolidated Financial
                     Statements                                          7



             ITEM 2. Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                       8-10




          PART II. OTHER INFORMATION

             ITEM 6. Exhibits and Reports on Form 8-K                   11

                     Signatures                                         11

          PART I.  FINANCIAL INFORMATION

          Item 1.  Financial Statements


                                  BARNES GROUP INC.

                          CONSOLIDATED STATEMENTS OF INCOME

                    (Dollars in thousands, except per share data)

                                     (Unaudited)
                                 Three months ended      Six months ended
                                        June 30,              June 30,
                                 ------------------     -----------------
                                   1995       1994       1995       1994
                                 --------   --------   ---------   -------
          Net sales              $150,993   $143,157   $309,611   $285,259

          Cost of sales            96,227     91,770    197,118    182,472
          Selling and admin-
           istrative expenses      41,356     41,763     84,536     84,365
                                 --------   --------   --------   --------
                                  137,583    133,533    281,654    266,837
                                 --------   --------   --------   --------
          Operating income         13,410      9,624     27,957     18,422

          Other income              1,144      1,142      2,351      2,263

          Interest expense          1,465      1,296      2,892      2,676
          Other expenses            1,082        743      1,530      1,124
                                 --------   --------   --------   --------
          Income before income
           taxes                   12,007      8,727     25,886     16,885

          Income taxes              4,660      3,204     10,199      6,467
                                 --------   --------   --------   --------

          Net income             $  7,347   $  5,523   $ 15,687   $ 10,418
                                 ========   ========   ========   ========

          Per common share:

           Net Income            $   1.12   $    .87   $   2.41   $   1.65

           Dividends                  .40        .35        .80        .70

          Average common shares
           outstanding          6,552,198  6,327,109  6,507,918  6,311,701

                               See accompanying notes.

                                  BARNES GROUP INC.

                             CONSOLIDATED BALANCE SHEETS

                               (Dollars in thousands)

          ASSETS                                  June 30,   December 31,
                                                    1995         1994
                                                  --------    -----------
                                                 (Unaudited)
          Current assets
            Cash and cash equivalents             $ 14,957     $ 22,023

            Accounts receivable, less allowances
             (1995-$3,012; 1994-$3,222)             98,269       86,877

            Inventories
              Finished goods                        28,922       28,769
              Work-in-process                       16,527       13,697
              Raw materials and supplies            10,222        8,379
                                                  --------     --------
                                                    55,671       50,845
            Deferred income taxes and prepaid
              expenses                              16,033       15,792
                                                  --------     --------
            Total current assets                   184,930      175,537


          Deferred income taxes                     22,686       23,854

          Property, plant and equipment            284,537      276,185

            Less accumulated depreciation          168,909      163,616
                                                  --------     --------
                                                   115,628      112,569

          Goodwill                                  20,321       20,614

          Other assets                              19,339       19,382
                                                  --------     --------
          Total assets                            $362,904     $351,956
                                                  ========     ========



                               See accompanying notes.

                                 BARNES GROUP INC.

                           CONSOLIDATED BALANCE SHEETS

                              (Dollars in thousands)

          LIABILITIES AND STOCKHOLDERS' EQUITY     June 30,  December 31,
                                                     1995        1994
                                                  ---------   -----------
                                                  (Unaudited)
          Current liabilities
            Notes payable                          $  6,262    $  7,903
            Accounts payable                         31,436      31,424
            Accrued liabilities                      41,131      45,713
            Guaranteed ESOP obligation-current        2,258       2,172
                                                   --------    --------
            Total current liabilities                81,087      87,212


          Long-term debt                             70,000      70,000

          Guaranteed ESOP obligation                  8,688       9,839

          Accrued retirement benefits                67,389      66,817

          Other liabilities                          11,196      10,949

          Stockholders' equity
            Common stock-par value $1.00 per share
              Authorized: 20,000,000 shares
              Issued: 7,345,923 shares stated at     15,737      15,737
            Additional paid-in capital               27,457      27,772
            Retained earnings                       129,489     118,938
            Foreign currency translation
              adjustments                            (8,314)     (8,715)
            Treasury stock at cost,
              1995-768,974 shares
              1994-916,748 shares                   (28,879)    (34,582)
                                                   --------    --------
                                                    135,490     119,150

            Guaranteed ESOP obligation              (10,946)    (12,011)
                                                   --------    --------
          Total stockholders' equity                124,544     107,139
                                                   --------    --------
          Total liabilities and stockholders'
            equity                                 $362,904    $351,956
                                                   ========    ========


                               See accompanying notes.

                                  BARNES GROUP INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Six Months ended June 30, 1995 and 1994
                               (Dollars in thousands)
                                     (Unaudited)
                                                         1995      1994
                                                       -------   -------
          Operating Activities
          Net income                                   $15,687   $10,418
          Adjustments to reconcile net income to
            net cash from operating activities:
            Depreciation and amortization               13,926    12,351
            Gain on sale of property, plant and
              equipment                                   (137)     (149)
            Translation losses                             205       597
            Changes in assets and liabilities:
              Accounts receivable                      (11,413)  (14,588)
              Inventories                               (4,389)      969
              Accounts payable                              95     4,020
              Accrued liabilities                       (4,323)        2
              Deferred income taxes                      2,373       625
              Other liabilities and assets                (581)      (42)
                                                       -------   -------
          Net Cash Provided by Operating Activities     11,443    14,203

          Investing Activities
            Proceeds from sale of property, plant
              and equipment                                501     1,338
            Capital expenditures                       (16,142)  (14,886)
            Other                                       (1,004)   (1,252)
                                                       -------   -------
          Net Cash Used by Investing Activities        (16,645)  (14,800)

          Financing Activities
            Net decrease in notes payable               (1,641)   (2,704)
            Proceeds from the issuance of common stock   5,220     1,522
            Dividends paid                              (5,221)   (4,419)
                                                       -------   -------
          Net Cash Used by Financing Activities         (1,642)   (5,601)
          Effect of exchange rate changes on
            cash flows                                    (222)   (1,281)
                                                       -------   -------
          Decrease in cash and cash equivalents         (7,066)   (7,479)

          Cash and cash equivalents at beginning
            of period                                   22,023    24,129
                                                       -------   -------
          Cash and cash equivalents at end of period   $14,957   $16,650
                                                       =======   =======


                               See accompanying notes.

          Notes to Consolidated Financial Statements:



          1.   Summary of Significant Accounting Policies
               ------------------------------------------

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, please refer to the consolidated financial statements and footnotes included in the company's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six-month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.



          2.   Contingency
               -----------

               In December, 1991, the company was notified by the McDonnell Douglas Corporation that McDonnell Douglas was terminating for default an $8.2 million contract with the company's Advanced Fabrication unit. In 1992, the company wrote off $4.0 million of net assets related to this contract previously included in its financial statements. The company believed from the onset that it had legitimate defenses to the default claim. In June 1995, this dispute was settled to the satisfaction of both parties with no further financial impact on the results of operations or on the financial position of the company.

          Item 2. Management's Disscussion and Analysis of Financial Condition and Results of Operations

                                Results of Operations
                                ---------------------

          Sales
          -----

          The company's 1995 first half sales were $309.6 million, up 9% from $285.3 million in 1994. Second quarter 1995 sales were up 5% to $151.0 million from the 1994 level of $143.2 million. The increase reflects sales gains at all three operating groups.

          Associated Spring's 1995 first half sales increased 7% to $147.3 million from $137.3 million in 1994. Second quarter sales were $72.4 million, up 4% from a year ago. The North American manufacturing business was affected by a softening of the U.S. automotive market and work slowdowns caused by the slow progress in contract negotiations at several plants represented by the UAW. These factors were offset by very strong performances by the group's overseas manufacturing operations and the Raymond Distribution division.

          Bowman Distribution's 1995 first half sales were $116.6 million up 7% from the 1994 level of $108.9 million. Second quarter 1995 sales increased 2% to $55.6 million versus $54.6 million in 1994. All business units reported period-over-period sales improvements with the exception of Bowman U.S. whose sales were slightly lower in the second quarter of 1995 compared with 1994's second quarter. The sales decline was caused by a number of factors including softening demand in several key market segments and lower than planned employment levels in its field sales organization. Bowman U.S. is the group's largest business unit.

          Barnes Aerospace's 1995 first half sales climbed 18% to $46.2 million from 1994's first half sales of $39.3 million. Second quarter 1995 sales of $23.2 million increased 23% over 1994's second quarter sales of $18.8 million. All units reported period-over-period improvements with the strongest gains made in the Advanced Fabrications and Repair and Overhaul businesses.

          Operating Income
          ----------------

          Operating income in 1995 improved significantly over strong 1994 results. Consolidated operating income for the first half of 1995 was up 52% to $28.0 million from the $18.4 million reported in the first half of 1994. Second quarter 1995 operating income of $13.4 million was 39% higher than the $9.6 million reported in 1994's second quarter.

          Associated Spring's operating income in the second quarter and first half of 1995 kept pace with its sales growth as a small increase in the gross margin offset an increase in selling and administrative expenses as a percent of sales.

          Bowman Distribution's second quarter and first half operating income improved substantially in 1995 over 1994 as a result of higher sales volume and significantly lower selling and administrative costs expressed as a percentage of sales.

          Barnes Aerospace's operating results improved significantly for both the second quarter and first half of 1995 over the comparable 1994 periods as higher sales volumes and lower costs expressed as a percent of sales resulted in strong year-over-year profit growth.

          Non-operating Income/Expense
          ----------------------------

          Other income for the first half of 1995 was up slightly over the prior year due primarily to an increase in interest income on funds invested in Brazil.

          Interest expense for the first six months of 1995 was somewhat higher than in the comparable 1994 period due to higher interest rates offset in part by lower debt levels.

          Other expenses increased in 1995 over 1994 primarily due to foreign exchange and translation losses.


                                 Financial Condition
                                 -------------------

          Cash Flows
          ----------

          In the first half of 1995, net cash flows provided by operating activities was $11.4 million. Strong earnings, adjusted for depreciation and amortization and an increase in deferred income taxes, more than offset the increase in accounts receivable and inventories and a decrease in accrued liabilities. The changes in operating assets and liabilities are a result of the increase in 1995's first half business activity. In 1994, operating activities provided $14.2 million of net cash flows. Earnings, adjusted for depreciation and amortization and an increase in accounts payable, more than offset the increase in accounts receivable. The increase in accounts receivable resulted from sales growth during the first half 1994.

          Net cash used by investing activities for the first six months of 1995 was $16.6 million compared to $14.8 million in 1994's first half. Expenditures for property, plant and equipment increased $1.3 million or 8% period-over-period as the three operating groups continued to invest in new equipment to improve productivity, quality and customer service.

          In 1995, net cash used by financing activities was $1.6 million versus $5.6 million in the first half of 1994. This year-over-year decrease was primarily due to proceeds from the issuance of common stock increasing to $5.2 million in 1995 from $1.5 million in 1994 because of an increase in the exercise of stock options. The 1995 increase in dividends paid over the 1994 amount was due to increases in both the dividend per share and number of shares outstanding.


          Liquidity and Capital Resources
          -------------------------------

          The company's liquidity, measured in terms of working capital, increased $15.5 million to $103.8 million at June 30, 1995 from the December 31, 1994 level. The current ratio was a very strong
          2.3 at June 30, 1995 compared with 2.0 at December 31, 1994.

          The ratio of interest bearing debt to total capitalization approximated 26% at June 30, 1995 compared to 28% at year-end 1994. For this purpose, total capitalization is defined as total interest-bearing debt, plus accrued long-term retirement benefits, other long-term liabilities and stockholders' equity, excluding the guaranteed ESOP obligation.

          The company maintains substantial bank borrowing facilities to supplement internal cash generation. At June 30, 1995, the company had $100.0 million of borrowing capacity available under its revolving credit agreement. In addition, the company had approximately $155.0 million in uncommitted short-term bank credit lines, of which $29.0 million was in use at June 30, 1995. During 1995 and 1994, the company maintained long-term debt of $70.0 million, comprised, in part, of borrowings under its short-term bank credit lines backed by its long-term revolving credit agreement. The company has found this to be a cost effective approach to long-term financing and intends to continue this approach. The company believes these credit facilities coupled with cash generated from operations are adequate for its anticipated future requirements.

          PART II. OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K
                   --------------------------------

                   (a) Exhibits

                       Exhibit 27. Financial Data Schedule

                   (b) Reports on Form 8-K

                       No reports on Form 8-K were filed during the quarter ended June 30, 1995.



                                     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Barnes Group Inc.
                                                    (Registrant)


          Date  August 14, 1995   By John E. Besser
                ---------------      -------------------------------------
                                     John E. Besser
                                     Senior Vice President-Finance and Law

          Date  August 14, 1995   By Francis C. Boyle, Jr.
                ---------------      -------------------------------------
                                     Francis C. Boyle, Jr.
                                     Assistant Controller