Form 10-Q
period 1995-09-30
BARNES GROUP INC
filed 1995-11-14
CIK 9984

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

          (Mark One)

          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended September 30, 1995

                                              or

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For transition period from ___________________
                                   to ___________________

                            Commission File Number 1-4801

                                  BARNES GROUP INC.

                              (a Delaware Corporation)

                  I.R.S. Employer Identification No. 06-0247840

                   123 Main Street, Bristol, Connecticut 06010

                         Telephone Number (203) 583-7070

                     Number of common shares outstanding at

                            November 10, 1995 - 6,590,822

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

                                  BARNES GROUP INC.
                                   FORM 10-Q INDEX
                    For Quarterly period ended September 30, 1995

          DESCRIPTION                                                 PAGES
          -----------                                                 -----
          PART I.    FINANCIAL INFORMATION

             ITEM 1. Financial Statements

                     Consolidated Statements
                     of Income for the nine months and third
                     quarter ended September 30, 1995 and 1994           3


                     Consolidated Balance Sheets as
                     of September 30, 1995 and December 31, 1994       4-5


                     Consolidated Statements of Cash Flows
                     for the nine months ended September 30,
                     1995 and 1994                                       6


                     Notes to Consolidated Financial
                     Statements                                          7



             ITEM 2. Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                       8-10




          PART II.   OTHER INFORMATION

             ITEM 6. Exhibits and Reports on Form 8-K                   11

                     Signatures                                         11


          PART I.  FINANCIAL INFORMATION

          Item 1.  Financial Statements


                                  BARNES GROUP INC.

                          CONSOLIDATED STATEMENTS OF INCOME

                    (Dollars in thousands, except per share data)

                                     (Unaudited)
                                 Three months ended     Nine months ended
                                   September 30,          September 30,
                                 ------------------     -----------------
                                   1995       1994       1995       1994
                                 --------   --------   ---------   -------
          Net sales              $141,679   $140,261   $451,290    $425,520

          Cost of sales            91,856     89,688    288,974     272,160
          Selling and admin-
           istrative expenses      38,694     40,401    123,230     124,766
                                 --------   --------   --------    --------
                                  130,550    130,089    412,204     396,926
                                 --------   --------   --------    --------
          Operating income         11,129     10,172     39,086      28,594

          Other income                992      1,056      3,344       3,319

          Interest expense          1,367      1,320      4,259       3,996
          Other expenses              422        865      1,952       1,989
                                 --------   --------   --------    --------
          Income before income
           taxes                   10,332      9,043     36,219      25,928

          Income taxes              4,071      3,671     14,270      10,138
                                 --------   --------   --------    --------

          Net income             $  6,261   $  5,372   $ 21,949    $ 15,790
                                 ========   ========   ========    ========

          Per common share:

           Net income             $   .95   $    .84   $   3.36    $   2.49

           Dividends                  .40        .35       1.20        1.05

          Average common shares
           outstanding          6,581,479  6,371,543  6,532,708   6,331,867



                               See accompanying notes.


                                  BARNES GROUP INC.

                             CONSOLIDATED BALANCE SHEETS

                               (Dollars in thousands)



          ASSETS                               September 30, December 31,
                                                   1995         1994
                                                -----------  -----------
                                               (Unaudited)
          Current assets
            Cash and cash equivalents             $ 16,665     $ 22,023

            Accounts receivable, less allowances
             (1995-$3,127; 1994-$3,222)             94,571       86,877

            Inventories
              Finished goods                        28,857       28,769
              Work-in-process                       15,508       13,697
              Raw materials and supplies            10,809        8,379
                                                  --------     --------
                                                    55,174       50,845
            Deferred income taxes and prepaid
              expenses                              14,928       15,792
                                                  --------     --------
            Total current assets                   181,338      175,537

          Deferred income taxes                     22,288       23,854

          Property, plant and equipment            293,106      276,185

            Less accumulated depreciation          172,327      163,616
                                                  --------     --------
                                                   120,779      112,569

          Goodwill                                  20,174       20,614

          Other assets                              19,433       19,382
                                                  --------     --------
          Total assets                            $364,012     $351,956
                                                  ========     ========

                               See accompanying notes.

                                  BARNES GROUP INC.

                             CONSOLIDATED BALANCE SHEETS

                               (Dollars in thousands)

          LIABILITIES AND STOCKHOLDERS'         September 30, December 31,
            EQUITY                                  1995         1994
                                                 -----------  -----------
                                                 (Unaudited)
          Current liabilities
            Notes payable                          $    980    $  7,903
            Accounts payable                         31,653      31,424
            Accrued liabilities                      43,414      45,713
            Guaranteed ESOP obligation-current        2,303       2,172
                                                   --------    --------
            Total current liabilities                78,350      87,212


          Long-term debt                             70,000      70,000

          Guaranteed ESOP obligation                  8,095       9,839

          Accrued retirement benefits                68,433      66,817

          Other liabilities                          10,273      10,949

          Stockholders' equity
            Common stock-par value $1.00 per share
              Authorized: 20,000,000 shares
              Issued: 7,345,923 shares stated at     15,737      15,737
            Additional paid-in capital               27,408      27,772
            Retained earnings                       133,157     118,938
            Foreign currency translation
              adjustments                            (8,682)     (8,715)
            Treasury stock at cost,
              1995-755,539 shares
              1994-916,748 shares                   (28,361)    (34,582)
                                                   --------    --------
                                                    139,259     119,150

            Guaranteed ESOP obligation              (10,398)    (12,011)
                                                   --------    --------
          Total stockholders' equity                128,861     107,139
                                                   --------    --------
          Total liabilities and stockholders'
            equity                                 $364,012    $351,956
                                                   ========    ========



                               See accompanying notes.


                                  BARNES GROUP INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine Months ended September 30, 1995 and 1994
                               (Dollars in thousands)
                                     (Unaudited)
                                                         1995      1994
                                                       -------   -------
          Operating Activities
          Net income                                   $21,949   $15,790
          Adjustments to reconcile net income to
            net cash from operating activities:
            Depreciation and amortization               20,483    18,456
            Gain on sale of property, plant and
              equipment                                   (297)     (176)
            Translation losses                             243       490
            Changes in assets and liabilities:
              Accounts receivable                       (7,613)  (15,247)
              Inventories                               (3,962)   (3,028)
              Accounts payable                             333     4,870
              Accrued liabilities                       (1,736)    3,825
              Deferred income taxes                      3,121        81
              Other liabilities and assets                (185)     (921)
                                                       -------   -------
          Net Cash Provided by Operating Activities     32,336    24,140

          Investing Activities
            Proceeds from sale of property, plant
              and equipment                              1,079     2,647
            Capital expenditures                       (27,461)  (21,913)
            Other                                       (1,368)   (1,754)
                                                       -------   -------
          Net Cash Used by Investing Activities        (27,750)  (21,020)

          Financing Activities
            Net decrease in notes payable               (6,923)   (3,548)
            Proceeds from the issuance of common stock   5,659     3,058
            Dividends paid                              (7,854)   (6,654)
                                                       -------   -------
          Net Cash Used by Financing Activities         (9,118)   (7,144)

          Effect of exchange rate changes on
            cash flows                                    (826)   (1,087)
                                                       -------   -------
          Decrease in cash and cash equivalents         (5,358)   (5,111)

          Cash and cash equivalents at beginning
            of period                                   22,023    24,129
                                                       -------   -------
          Cash and cash equivalents at end of period   $16,665   $19,018
                                                       =======   =======

                               See accompanying notes.

          Notes to Consolidated Financial Statements:



          1.   Summary of Significant Accounting Policies
               ------------------------------------------

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, please refer to the consolidated financial statements and footnotes included in the company's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine-month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.



          2.   Contingency
               -----------

               In December, 1991, the company was notified by the McDonnell Douglas Corporation that McDonnell Douglas was terminating for default an $8.2 million contract with the company's Advanced Fabrication unit. In 1992, the company wrote off $4.0 million of net assets related to this contract that were previously included in its financial statements. The company believed from the onset that it had legitimate defenses to the default claim. In June, 1995, this dispute was settled to the satisfaction of both parties with no further financial impact on the results of operations or on the financial position of the company.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                Results of Operations
                                ---------------------

          Sales
          -----

          The company's 1995 nine months' sales were $451.3 million, up 6% from $425.5 million in 1994 as all three operating groups reported sales gains. Third quarter 1995 sales were up 1% to $141.7 million from the 1994 level of $140.3 million on the strength of sales increases at Barnes Aerospace offset in large part by sales declines at Bowman and Associated Spring. Both the nine month and third quarter sales levels for 1995 set new company records for their respective period.

          Associated Spring's 1995 first nine months' sales increased 4% to $213.5 million from $205.6 million in 1994. Third quarter sales were $66.2 million, down 3% from a year ago. The North American manufacturing business was affected by a softening of the U.S. durable goods market and continuing labor problems at the Bristol, Connecticut plant. Work slowdowns since March have resulted in decreased shipments as there has been little progress towards completing a new labor contract. Overseas the group's manufacturing operation in Singapore reported strong nine month and third quarter 1995 sales increases over 1994. The Raymond Distribution division reported a 1995 year-to-date improvement and a third quarter 1995 decline from the comparable 1994 periods.

          Bowman Distribution's sales were up 3% for the first nine months of 1995 to $167.2 million from 1994's level of $162.7 million. Third quarter 1995 sales declined 6% to $50.7 million from $53.7 million in 1994. All business units reported sales improvement for the first nine months of 1995. Bowman U.S., the group's largest business unit, reported a sales decline in the third quarter of 1995 when compared with 1994's third quarter. The sales decline resulted in part from lower manpower in the field sales organization.

          Barnes Aerospace's 1995 first nine months' sales increased 23% to $71.2 million from 1994's sales of $57.7 million. Third quarter 1995 sales of $25.0 million increased 35% over 1994's third quarter sales of $18.4 million. All business units reported period-over-period sales gains with the exception of the repair and overhaul business whose 1995 third quarter sales did not keep pace with the third quarter of 1994.

          Operating Income
          ----------------

          Operating income in 1995 improved substantially over strong 1994 results. Consolidated operating income for the first nine months of 1995 was up 37% to $39.1 million from the $28.6 million reported in 1994. Third quarter 1995 operating income of $11.1 million was 9% higher than the $10.2 million reported in 1994's third quarter.

          Associated Spring's operating income in the first nine months of 1995 nearly kept pace with its sales growth as a small improvement in the gross margin percentage was offset by an increase in selling and administrative expenses as a percentage of sales. The third quarter 1995 operating income declined sharply due in part to the decrease in sales volume and an increase in selling and administrative expenses as a percentage of sales. This was caused in part by excess costs at its Bristol, Connecticut plant and operating inefficiencies at its Dallas, Texas plant related to the transfer of equipment and product from a former west coast facility.

          Bowman Distribution's 1995 first nine months' and third quarter operating income improved substantially over 1994 due to higher year-to-date sales volume and significantly lower operating costs expressed in both absolute terms and as a percentage of sales.

          Barnes Aerospace's operating results improved significantly for both the first nine months and third quarter of 1995 over the comparable 1994 periods. The 1995 increase in sales volume and decrease in operating costs expressed as a percentage of sales resulted in the group reporting operating income for the third consecutive quarter.

          Non-operating Income/Expense
          ----------------------------

          Interest expense in the first nine months of 1995 was higher than in 1994 because of higher interest rates offset in part by lower debt levels.

          Other expenses decreased in the third quarter of 1995 from 1994's third quarter primarily due to lower foreign exchange losses.

                                 Financial Condition
                                 -------------------
          Cash Flows
          ----------

          For the first nine months of 1995, net cash flows provided by operating activities were $32.3 million, an increase of $8.2 million over 1994. The sharp increase in operating cash flow is directly attributable to the increased level of earnings after adjustment for the noncash charge for depreciation and amortization.

          Net cash used by investing activities for the first nine months of 1995 was $27.8 million compared to $21.0 million in 1994. Expenditures for property, plant and equipment were up $5.5 million over 1994's expenditures, an increase of 25%. All three operating groups continued to invest in new equipment to improve productivity, quality and customer service.

          In 1995, net cash used by financing activities was $9.1 million compared to $7.1 million in 1994. This year-over-year increase was primarily due to the $6.9 million pay down of debt in 1995 versus $3.5 million in 1994. In addition, proceeds from the issuance of common stock increased to $5.7 million in 1995 from $3.1 million in 1994, a result of an increase in the exercise of stock options. The 1995 increase in dividends paid over the 1994 amount was due to both an increase in the dividend per share and number of shares outstanding.


          Liquidity and Capital Resources
          -------------------------------

          The company's liquidity, measured in terms of working capital, was $103.0 million at September 30, 1995, an increase of $14.7 million from the December 31, 1994, level. The current ratio was a very strong 2.3 at September 30, 1995, compared with 2.0 at December 31, 1994.

          The ratio of interest-bearing debt to total capitalization approximated 25% at September 30, 1995, compared to 28% at year-end 1994. For this purpose, total capitalization is defined as total interest-bearing debt, plus accrued long-term retirement benefits, other long-term liabilities and stockholders' equity, excluding the guaranteed ESOP obligation.

          The company maintains substantial bank borrowing facilities to supplement internal cash generation. At September 30, 1995, the company had $100.0 million of borrowing capacity available under its revolving credit agreement. In addition, the company had approximately $150.0 million in uncommitted short-term bank credit lines, of which $26.5 million was in use at September 30, 1995. During 1995 and 1994, the company maintained long-term debt of $70.0 million, comprised in part of borrowings under its short-term bank credit lines backed by its long-term revolving credit agreement. The company has found this to be a cost effective approach to long-term financing and intends to continue this approach. The company believes these credit facilities coupled with cash generated from operations are adequate for its anticipated future requirements.

          PART II. OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K
                   --------------------------------

                   (a) Exhibits

                       Exhibit 27. Financial Data Schedule

                   (b) Reports on Form 8-K

                       No reports on Form 8-K were filed during the quarter ended September 30, 1995.


                                     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    Barnes Group Inc.
                                                    (Registrant)


          Date November 14, 1995 By /s/ John E. Besser
               -----------------    --------------------------------------
                                    John E. Besser
                                    Senior Vice President-Finance and Law

          Date November 14, 1995 By /s/ Francis C. Boyle, Jr.
               -----------------    --------------------------------------
                                    Francis C. Boyle, Jr.
                                    Assistant Controller