Form 10-K
period 1995-12-31
BARNES GROUP INC
filed 1996-03-11
CIK 9984

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                  ---------------
                                     FORM 10-K

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
                     15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

          (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 OR
                     -----------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM _____________ TO __________________

                           Commission file number 1-4801
                                                  ------
                                  BARNES GROUP INC.
                                  -----------------
               (Exact name of registrant as specified in its charter)

                         Delaware                          06-0247840
           -----------------------------------       --------------------
            (State or other jurisdiction of           (I.R.S. Employer
             incorporation or organization)           Identification No.)

            123 Main St., Bristol, Connecticut             06011-0489
           -----------------------------------       --------------------
          (Address of Principal Executive Office)           (Zip Code)

          Registrant's telephone number, including area code   860/583-7070
                                                               ------------
          Securities registered pursuant to Section 12(b) of the Act:

               Title of each class      Name of each exchange on which
               -------------------                registered
                                        ------------------------------
             Common Stock par value
          ------------------------------
             $1.00 per share                        New York Stock Exchange
          ------------------------------            -----------------------

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
          Yes X  No
             ---   ---

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of the registrant's voting stock held by non-affiliates amounted to $227,402,420 as of February 6, 1996.

          The registrant had outstanding 6,570,733 shares of common stock as of February 6, 1996.

          Parts I and II incorporate information by reference from the registrant's 1995 Annual Report to Stockholders. Part III incorporates information by reference from the registrant's Proxy Statement dated March 1, 1996.

          Exhibit Index located at pages 16-18.

                                       PART I

          Item 1.   Business.
                    ---------
                    The Company is in three businesses: Bowman Distri-bution, a distributor of consumable repair and replacement products for industrial, heavy equipment, and transportation maintenance markets; Associated Spring, a manufacturer and distributor of custom-made springs and other close -tolerance engineered metal components; and Barnes Aerospace, a manufacturer of precision machined and fabricated assemblies for the aircraft and aerospace industries and a refurbisher of jet engine components.*

                    Bowman Distribution.  Bowman Distribution is engaged in
                    -------------------
          distributing in the United States, Canada, the United Kingdom and France a variety of replacement parts and other products, including fasteners and special purpose hardware, automotive parts, automotive specialties and accessories, general purpose electric and gas welding supplies, industrial maintenance supplies, and industrial aerosols such as adhesives, lubricants, and sealants.

                    The products sold by Bowman Distribution are, for the most part, not manufactured by the Company, but are obtained from a number of outside suppliers. The vast majority of the products are repackaged and sold under Bowman's labels.

                    Sales by Bowman Distribution in the United States and Canada are primarily to industrial and food processing plants, chemical and petrochemical process industries, contractors, new car dealers, garages, service stations, operators of vehicle fleets, railroads, electric utilities, and airline ground maintenance facilities.

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

                    The automotive and automotive parts industries constitute Associated Spring's largest single custom metal parts market. Other important outlets include manufacturers of industrial and textile machinery, motors, generators, electronic equipment, aircraft, diesel and other internal combustion engines, household appliances and fixtures, hardware, office equipment, agricultural equipment, railroad equipment, general machinery, and scientific instruments.

                    The Associated Spring Distribution division is engaged in the distribution of industrial products to the tool and die market, of which die springs manufactured primarily by Associated Spring are the principal item. It also distributes certain standard parts manufactured by Associated Spring consisting primarily of stock wire and flat springs which are sold under the Company's SPEC registered trademark.

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

                    Windsor Airmotive specializes in refurbishing jet engine components. Electron beam welding and plasma spray are two of the major processes used in this division, and customers include approximately 30 airlines worldwide and the military. In 1995, Windsor Airmotive's Singapore operations moved into a larger facility.

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

                    Segment  Analysis.    The  analysis  of  the  Company's
                    -----------------
          revenue from sales to unaffiliated customers, operating income, and identifiable assets by industry segments and geographic areas appearing on pages 26 and 27 of the Company's 1995 Annual Report to Stockholders, included as Exhibit 13 to this report, is incorporated by reference.

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

                    Backlog.  The backlog of the Company's orders believed
                    -------
          to be firm amounted to $111,125,000 at the end of 1995, as compared with $108,143,000 at the end of 1994. Of the 1995 year-end backlog, $54,411,000 is attributable to the Barnes Aerospace Group and all of the balance is attributable to the Associated
          Spring Group.   $3,601,000 of Barnes  Aerospace's backlog is  not
          expected to be shipped in 1996. Substantially all of the remainder of the Company's backlog is expected to be shipped during 1996.

                    Raw Materials and Customers.  None of the Company's
                    ---------------------------
          divisions or groups are dependent upon any single source for any of their principal raw materials or products for resale, and all such materials and products are readily available. No one customer accounted for more than 10% of total sales in 1995. Automotive manufacturers and manufacturers of electronic products are important customers of Associated Spring. Sales by Barnes Aerospace to two domestic jet engine manufacturers accounted for approximately 52% of its business. Bowman Distribution is not dependent on any one or a few customers for a significant portion of its sales.

                    Research and Development.  Although most of the products
                    ------------------------
          manufactured by the Company are custom parts made to the customers' specifications, the Company is engaged in continuing efforts aimed at discovering and implementing new knowledge that is useful in developing new products or services or improving significantly an existing product or service. The Company spent
          approximately  $3,087,000   on  its   research  and   development
          activities in 1995, as compared to expenditures of  approximately
          $2,640,000 in  1994  and  $1,846,000 in  1993.    There  were  no
          significant   customer-sponsored    research   and    development
          activities in 1995  and 1994.   Barnes Aerospace divisions  spent
          approximately $495,000 in 1993 on customer-sponsored research and development activities.

                    Patents and Trademarks.  Patents, licenses, franchises
                    ----------------------
          and concessions are not material to any of the Company's businesses.

                    Employees.  As of the date of this report, the Company
                    ---------
          employs approximately 3,900 persons.

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

          Item 2.   Properties.
                    ----------
                    The Company and its Canadian subsidiary operate 12 manufacturing plants and 15 warehouses at various locations throughout the United States and Canada, of which all of the plants and 6 of the warehouses are owned in fee, and the others are leased. Of the properties which are owned, none is subject to any encumbrance. The Company's other foreign subsidiaries own or lease plant or warehouse facilities in the countries where their operations are conducted. The listing of the facility locations of each of the Company's businesses contained in the Directory of Operations on the inside back cover of the 1995 Annual Report to Stockholders, included as Exhibit 13 to this report, is incorporated by reference.

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

          Item 4.   Submission of Matters to a Vote of Security Holders.
                    ---------------------------------------------------
                    No matter was submitted during the fourth quarter of 1995 to a vote of security holders.

                    The following information is included in accordance with the provisions of Item 401(b) of Regulation S-K:

                          Executive Officers of the Company
                          ---------------------------------
                                                                 Age as of
                                                                December 31,
          Executive Officer             Position                    1995
          -----------------             --------                ------------
          Theodore E. Martin       President and Chief Executive      56
                                   Officer (since 1995)

          Thomas O. Barnes         Chairman of the Board of           46
                                   Directors (since 1995) and
                                   Senior Vice President-
                                   Administration (since 1993)

          Mary Louise Beardsley    Associate General Counsel          41
                                   and Secretary (since 1994)


                                                                  Age as of
                                                                 December 31,
          Executive Officer             Position                     1995
          -----------------             --------                 ------------
          John E. Besser           Senior Vice President-Finance      53
                                   and Law (since 1993)

          Francis C. Boyle, Jr.    Assistant Controller               45
                                   (since 1987)

          Leonard M. Carlucci      Vice President, Barnes Group       49
                                   Inc. (since 1994) and President,
                                   Bowman Distribution (since 1995)

          Ali A. Fadel             Vice President, Barnes Group       40
                                   Inc. and President,
                                   Associated Spring (since 1994)

          Joseph R. Kowalchik      Senior Vice President-             48
                                   Human Resources (since 1995)

          John J. Locher           Vice President, Treasurer          51
                                   (since 1992)

                    Except for Messrs. Barnes, Fadel, and Kowalchik, each of the Company's executive officers has been employed by the Company or its subsidiaries in an executive or managerial capacity for at least the past five years. Each officer holds office until his or her successor is chosen and qualified, or otherwise as provided in the By-Laws. No family relationships exist among the executive officers of the Company.

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

                    Mr. Fadel was elected Vice President of Barnes Group Inc. and President, Associated Spring effective January 21, 1994. Mr. Fadel joined the Company in 1991 as Group Director of Advanced Engineering and Technology for Associated Spring. In addition, Mr. Fadel served as Division Manager at the Associated Spring plant in
          Saline, Michigan from 1992 to 1994. From 1989 to 1991, Mr. Fadel was employed by Herman Miller, Inc. as Manager of Chemical

          Engineering and Senior Project Manager. Prior to joining Herman Miller, he held industrial and manufacturing engineering positions at Chrysler Corp., General Dynamics Corp. and the former Burroughs Corporation.

                    Mr. Kowalchik was elected Senior Vice President-Human Resources effective July 17, 1995. Prior to joining the Company, Mr. Kowalchik held various human resources positions during his 23 year career with Combustion Engineering and its successor, Asea Brown Boveri, Inc. ("ABB"), most recently serving as Vice President of Human Resources for ABB's U.S. Power Generation Business.


                                       PART II

          Item 5.   Market for the Registrant's Common Stock and Related
                    ----------------------------------------------------
                    Stockholder Matters.
                    -------------------
                    The information regarding the Company's common stock contained on pages 22 and 29 of the Company's 1995 Annual Report to Stockholders is incorporated by reference. As of February 6, 1996, the Company's common stock was held by 4,944 stockholders of record. The Company's common stock is traded on the New York Stock Exchange.

          Item 6.   Selected Financial Data.
                    -----------------------
                    The selected financial data for the last five years contained on pages 30 and 31 of the Company's 1995 Annual Report to Stockholders is incorporated by reference.

          Item 7.   Management's Discussion and Analysis of Financial
                    -------------------------------------------------
                    Condition and Results of Operations.
                    -----------------------------------
                    The financial review and management's analysis thereof appearing on pages 11 through 13 of the Company's 1995 Annual Report to Stockholders are incorporated by reference.

          Item 8.   Financial Statements and Supplementary Data.
                    -------------------------------------------
                    The financial statements and report of independent accountants appearing on pages 14 through 28 of the Company's 1995 Annual Report to Stockholders are incorporated by reference. See also the reports of independent accountants included on pages 13 and 14 below pursuant to Item 302(a) of Regulation S-K. The material under "Quarterly Data" on page 29 of the Company's 1995 Annual Report to Stockholders is also incorporated by reference.

          Item 9.   Changes and Disagreements with Accountants on Accounting
                    --------------------------------------------------------
                    and Financial Disclosure.
                    ------------------------
                    The  material   under   "Approval   of   Selection   of
          Independent Accountants" on pages 13 and 14 of the Company's Proxy Statement dated March 1, 1996 is incorporated by reference.


                                      PART III

          Item 10.  Directors and Executive Officers of the Company.
                    -----------------------------------------------
                    The material under "Election of Directors" on pages 1 through 3 of the Company's Proxy Statement dated March 1, 1996 is incorporated by reference. See also "Executive Officers of the Company," included above pursuant to Item 401(b) of Regulation S-K.

          Item 11.  Executive Compensation.
                    ----------------------
                    The material under "Compensation of Directors" appearing on page 4, the material under "Non-Employee Director Deferred Stock Plan" appearing on page 6, and the information appearing on pages 7 through 12 of the Company's Proxy Statement dated March 1, 1996 is incorporated by reference.

          Item 12.  Security Ownership of Certain Beneficial Owners and
                    ---------------------------------------------------
                    Management.
                    ----------
                    The information concerning this item appearing on pages 5 and 6 of the Company's Proxy Statement dated March 1, 1996 is incorporated by reference.

          Item 13.  Certain Relationships and Related Transactions.
                    ----------------------------------------------
                    The information concerning this item appearing on page 4 of the Company's Proxy Statement dated March 1, 1996 is incorporated by reference.

                                       PART IV

          Item 14.  Exhibits, Financial Statement Schedules and Reports on
                    ------------------------------------------------------
                    Form 8-K.
                    --------
                    (a)  The reports of  Price Waterhouse LLP  and Ernst  &
                         Young  LLP,  independent   accountants,  and   the
                         following  financial   statements  and   financial
                         statement schedules  are  filed as  part  of  this
                         report:
                                                         Reference
                                               ----------------------------
                                                            Annual Report
                                               Form 10-K   to Stockholders
                                                (page)         (page)
                                               ---------   ----------------
          Reports of independent accountants    13 & 14          28

          Consolidated balance sheets at                         15
            December 31, 1995 and 1994

          Consolidated statements of income                      14
            for the years ended
            December 31, 1995, 1994 and 1993

          Consolidated statements of changes                     17
            in stockholders' equity for the
            years ended December 31, 1995,
            1994 and 1993

          Consolidated statements of cash                        16
            flows for the years ended
            December 31, 1995, 1994 and 1993

          Notes to consolidated financial                      18 - 28
            statements

          Supplementary information                              29
            Quarterly data (unaudited)

          Consolidated schedules for the years
             ended December 31, 1995, 1994
             and 1993

             VIII - Valuation and qualifying       15
                    accounts

                   All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                   The consolidated financial statements listed in the above index which are included in the Annual Report to Stock-holders of Barnes Group Inc. for the year ended December 31, 1995 are hereby incorporated by reference. With the exception of the pages listed in the above index and in Items 1, 2, 5, 6, 7, and 8, the 1995 Annual Report to Stockholders is not to be deemed filed as part of this report.

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

                                     Date:  February 16, 1996

                                     BARNES GROUP INC.

                                     By /s/ Theodore E. Martin
                                       --------------------------------------
                                        Theodore E. Martin
                                        President and Chief Executive Officer

                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the above date by the following persons on behalf of the Company in the capacities indicated.

          /s/ Theodore E. Martin
          -----------------------------
          Theodore E. Martin
          President and Chief Executive Officer
          (the principal executive officer) and Director


          /s/ John E. Besser
          ---------------------------
          John E. Besser
          Senior Vice President-Finance and Law
          (the principal financial officer)


          /s/ Francis C. Boyle, Jr.
          ---------------------------
          Francis C. Boyle, Jr.
          Assistant Controller
          (the principal accounting officer)


          /s/ Thomas O. Barnes
          ---------------------------
          Thomas O. Barnes
          Director


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


          /s/ Donna R. Ecton
          ---------------------------
          Donna R. Ecton
          Director


          /s/ Marcel P. Joseph
          ---------------------------
          Marcel P. Joseph
          Director


          /s/ Juan M. Steta
          ---------------------------
          Juan M. Steta
          Director


          /s/ K. Grahame Walker
          ---------------------------
          K. Grahame Walker
          Director


          /s/ A. Stanton Wells
          --------------------------
          A. Stanton Wells
          Director

                       REPORT OF INDEPENDENT ACCOUNTANTS ON
                           FINANCIAL STATEMENT SCHEDULE


          To the Board of Directors
          of Barnes Group Inc.


          Our audits of the consolidated financial statements for the years ended December 31, 1995 and 1994 referred to in our report dated January 23, 1996 appearing on page 28 of the 1995 Annual Report to Stockholders of Barnes Group Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule for the years ended December 31, 1995 and 1994 listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statements of Barnes Group Inc. for the year ended December 31, 1993 were audited by other independent accountants whose report dated January 28, 1994 expressed an unqualified opinion on those statements.


          /s/ PRICE WATERHOUSE LLP
              PRICE WATERHOUSE LLP


          Hartford, Connecticut
          January 23, 1996

                 REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


          The Stockholders and Board of Directors
          Barnes Group Inc.

          We have audited the consolidated statements of income, stockholders' equity and cash flows of Barnes Group Inc. for the year ended December 31, 1993. Our audit also included the financial statement schedule listed in the Index at Item 14(a) for the year ended December 31, 1993. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Barnes Group Inc. for the year ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
                                                    /s/ Ernst & Young LLP
                                                        Ernst & Young LLP

          Hartford, Connecticut
          January 28, 1994

                                 BARNES GROUP INC.

                 SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                   Years ended December 31, 1995, 1994 and 1993
                                  (in thousands)

                                    Provision
                       Balance at   charged to                Balance at
                       beginning    costs and                   end of
                        of year      expenses  Deductions(1)     year
                       ----------   ---------- -------------  ----------
          1995

            Allowance
            for doubtful
            accounts     $3,222       $1,577      $1,164        $3,635



          1994

            Allowance
            for doubtful
            accounts     $2,217       $1,523      $  518        $3,222


          1993

            Allowance
            for doubtful
            accounts     $2,332       $1,095      $1,210        $2,217


          (1)  Write-offs, net of recoveries


                                    EXHIBIT INDEX
                                    -------------
                                  Barnes Group Inc.

                             Annual Report on Form 10-K
                          for year ended December 31, 1995
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

             4.4    Third Amendment to Credit     Incorporated by reference
                    Agreement set forth in        to Exhibit 4.4 to the
                    Exhibit 4.1 dated as of       Company's report on Form
                    December 1, 1994.             10-K for the year ended
                                                  December 31, 1994.

             4.5    Fourth Amendment to Credit    Filed with this report.
                    Agreement set forth in
                    Exhibit 4.1 dated as of
                    December 1, 1995.

             4.6    Rights Agreement dated as     Incorporated by reference
                    of July 16, 1986 between      to Exhibit 4.2 to the
                    the Company and The           Company's report on Form
                    Connecticut Bank & Trust      10-K for the year ended
                    Company, National             December 31, 1991.
                    Association.

          Exhibit No.    Description                   Reference
          -----------    -----------                   ---------
             4.7    Amendment to the Rights       Filed with this report.
                    Agreement set forth in
                    Exhibit 4.6 dated
                    July 15, 1990.

             4.8    Note Agreement dated as of    Incorporated by reference
                    September 16, 1991 among      to Exhibit 4.4 to the
                    the Company and several       Company's report on Form
                    insurance companies.          10-K for the year ended
                                                  December 31, 1991.

             4.9    Note Purchase Agreement       Filed with this report.
                    dated as of December 1,
                    1995 between the Company
                    and several insurance
                    companies.

             10.1   The Company's Management      Filed with this report.
                    Incentive Compensation
                    Plan.

             10.2   The Company's Long Term       Filed with this report.
                    Incentive Plan.

             10.3   The Company's Retirement      Filed with this report.
                    Benefit Equalization Plan.

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

             10.6   The Company's 1991 Stock      Incorporated by reference
                    Incentive Plan.               to Exhibit 10.6 to the
                                                  Company's report on Form
                                                  10-K for the year ended
                                                  December 31, 1994.

             10.7   The Company's Non-Employee    Incorporated by reference
                    Director Deferred Stock Plan. to Exhibit 10.7 to the
                                                  Company's report on Form
                                                  10-K for the year ended
                                                  December 31, 1994.

          Exhibit No.    Description                   Reference
          -----------    -----------                   ---------
             10.8   The Company's Directors'      Incorporated by reference
                    Deferred Compensation Plan.   to Exhibit 10.8 to the
                                                  Company's report on Form
                                                  10-K for the year ended
                                                  December 31, 1992.

             10.9   Consulting Agreement dated    Incorporated by reference
                    as of April 1, 1994           to Exhibit 10.9 to the
                    between the Company and       Company's report on Form
                    Wallace Barnes.               10-K for the year ended
                                                  December 31, 1994.

             10.10  Addendum to Consulting        Filed with this report.
                    Agreement set forth in
                    Exhibit 10.9 dated as of
                    May 22, 1995.

             10.11  The Company's Officer         Incorporated by reference
                    Enhanced Life Insurance       to Exhibit 10.11 to the
                    Program.                      Company's report on Form
                                                  10-K for the year ended
                                                  December 31, 1993.

             10.12  The Company's Enhanced        Incorporated by reference
                    Life Insurance Program.       to Exhibit 10.12 to the
                                                  Company's report on Form
                                                  10-K for the year ended
                                                  December 31, 1993.

             13     Portions of the 1995 Annual   Filed with this report.
                    Report to Stockholders.

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