Form 10-Q
period 1996-03-31
BARNES GROUP INC
filed 1996-05-14
CIK 9984

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM l0-Q
          (Mark One)
          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 1996
                                              or
          ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                         Telephone Number (860) 583-7070

                     Number of common shares outstanding at

                               May 6, 1996 - 6,638,412

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


                                   BARNES GROUP INC.
                                    FORM 10-Q INDEX
                     For the Quarterly period ended March 31, 1996


          DESCRIPTION                                                 PAGES
          -----------                                                 -----
          PART I.    FINANCIAL INFORMATION

             ITEM 1. Financial Statements

                     Consolidated Statements
                     of Income for the three months ended
                     March 31, 1996 and 1995                             3

                     Consolidated Balance Sheets as
                     of March 31, 1996 and December 31, 1995           4-5

                     Consolidated Statements of Cash Flows
                     for the three months ended March 31,
                     1996 and 1995                                       6

                     Note to Consolidated Financial
                     Statements                                          7


             ITEM 2. Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                       7-10




          PART II. OTHER INFORMATION

             ITEM 4. Submission of Matters to Vote of
                     Security Holders                                   11

             ITEM 6. Exhibits and Reports on Form 8-K                   11

                     Signatures                                         12



          PART I.  FINANCIAL INFORMATION
          Item 1.  Financial Statements


                                  BARNES GROUP INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                     Three months ended March 31, 1996 and 1995
                    (Dollars in thousands, except per share data)
                                     (Unaudited)

                                                   1996             1995
                                                 --------         --------
          Net sales                              $150,091         $158,618

          Cost of sales                            97,173          100,891
          Selling and administrative expenses      41,664           43,180
                                                 --------         --------
                                                  138,837          144,071
                                                 --------         --------
          Operating income                         11,254           14,547

          Other income                                950            1,208

          Interest expense                          1,288            1,428

          Other expenses                              381              448
                                                 --------         --------
          Income before income taxes               10,535           13,879

          Income taxes                              3,898            5,539
                                                 --------         --------

          Net income                             $  6,637         $  8,340
                                                 ========         ========
          Per common share:

           Net Income                            $   1.01         $   1.29

           Dividends                                  .45              .40

          Average common shares outstanding     6,582,635        6,463,146




                               See accompanying note.



                                  BARNES GROUP INC.
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)

          ASSETS                                  March 31,   December 31,
                                                    1996         1995
                                                  --------    -----------
                                                 (Unaudited)
          Current assets
            Cash and cash equivalents             $ 15,780     $ 17,868

            Accounts receivable, less allowances
             (1996-$3,381; 1995-$3,635)             92,929       86,086

            Inventories
              Finished goods                        30,694       28,541
              Work-in-process                       16,780       16,222
              Raw materials and supplies            14,731       11,986
                                                  --------     --------
                                                    62,205       56,749
            Deferred income taxes and prepaid
              expenses                              13,734       12,113
                                                  --------     --------
              Total current assets                 184,648      172,816

          Deferred income taxes                     23,607       24,308

          Property, plant and equipment            303,671      297,832

            Less accumulated depreciation          179,844      174,962
                                                  --------     --------
                                                   123,827      122,870

          Goodwill                                  19,881       20,028

          Other assets                              21,684       21,527
                                                  --------     --------
          Total assets                            $373,647     $361,549
                                                  ========     ========



                                See accompanying note.




                                  BARNES GROUP INC.
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)

          LIABILITIES AND STOCKHOLDERS' EQUITY      March 31,    December 31,
                                                      1996           1995
                                                   ---------     -----------
                                                  (Unaudited)
          Current liabilities
            Notes payable                           $  4,232       $    509
            Accounts payable                          34,138         31,839
            Accrued liabilities                       44,640         42,840
            Guaranteed ESOP obligation-current         2,395          2,348
                                                    --------       --------
              Total current liabilities               85,405         77,536

          Long-term debt                              70,000         70,000
          Guaranteed ESOP obligation                   6,874          7,491
          Accrued retirement benefits                 69,215         68,824
          Other liabilities                            7,176          8,857

          Stockholders' equity
            Common stock-par value $1.00 per share
              Authorized: 20,000,000 shares
              Issued: 7,345,923 shares stated at      15,737         15,737
            Additional paid-in capital                27,338         27,360
            Retained earnings                        139,799        136,092
            Foreign currency translation
              adjustments                            (11,433)       (10,656)
            Treasury stock at cost,
              1996-722,332 shares
              1995-791,205 shares                    (27,195)       (29,853)
                                                    --------       --------
                                                     144,246        138,680
            Guaranteed ESOP obligation                (9,269)        (9,839)
                                                    --------       --------
          Total stockholders' equity                 134,977        128,841
                                                    --------       --------
          Total liabilities and stockholders'
            equity                                  $373,647       $361,549
                                                    ========       ========



                                See accompanying note.

                               BARNES GROUP INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 1996 and 1995
                             (Dollars in thousands)
                                  (Unaudited)

                                                          1996      1995
                                                        -------   -------
       Operating Activities
         Net income                                     $ 6,637   $ 8,340
         Adjustments to reconcile net income to
           net cash from operating activities:
           Depreciation and amortization                  6,867     7,233
           Gain on sale of property, plant and
             equipment                                     (108)     (159)
           Translation losses                                73        86
           Changes in assets and liabilities:
             Accounts receivable                         (7,299)  (13,067)
             Inventories                                 (5,549)   (3,755)
             Accounts payable                             2,338     3,547
             Accrued liabilities                          1,759    (3,429)
             Deferred income taxes                          152     1,503
             Other liabilities and assets                (2,369)   (1,071)
                                                        -------   -------
       Net Cash Provided (Used) by Operating Activities   2,501      (772)

       Investing Activities
         Proceeds from sale of property, plant
           and equipment                                    710       235
         Capital expenditures                            (7,443)   (7,778)
         Other                                             (449)     (620)
                                                        -------   -------
       Net Cash Used by Investing Activities             (7,182)   (8,163)

       Financing Activities
         Net increase in notes payable                    3,723     4,522
         Proceeds from the issuance of common stock       2,517     2,914
         Dividends paid                                  (2,969)   (2,597)
                                                        -------   -------
       Net Cash Provided by Financing Activities          3,271     4,839

       Effect of exchange rate changes on cash flows       (678)     (166)
                                                        -------   -------
       Decrease in cash and cash equivalents             (2,088)   (4,262)

       Cash and cash equivalents at beginning of period  17,868    22,023
                                                        -------   -------
       Cash and cash equivalents at end of period       $15,780   $17,761
                                                        =======   =======

                               See accompanying note.

          Notes to Consolidated Financial Statements:


          1.   Summary of Significant Accounting Policies
               ------------------------------------------

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, please refer to the consolidated financial statements and footnotes included in the company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.




          Item 2.   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations


                                 Results of Operations
                                 ---------------------
                                         Sales
                                         -----

          The company's first quarter 1996 consolidated sales were $150.1 million, down five percent from last year's results of $158.6 million.

          Associated Spring's first quarter 1996 sales were four percent lower than last year's record total. The 1996 sales were $71.8 million compared to $74.9 million in 1995. Sales were down for most of the U.S. manufacturing operations, while gains were made in Singapore and Mexico.

          Bowman Distribution's sales were down 10% to $55.0 million in the first three months of 1996 versus $61.0 million in 1995. The sales decline was primarily due to lower volume in its U.S. business.

          First quarter 1996 Barnes Aerospace sales improved two percent over 1995, increasing to $23.5 million from $23.0 million in the prior year. Good sales gains were reported by both the Precision Machining and the Repair and Overhaul units while the Advanced Fabrication's business reported lower sales.


                                   Operating Income
                                   ----------------

          Consolidated operating income for 1996's first quarter was $11.3 million, down 23% from 1995's level of $14.5 million. All three business segments reported declines in operating income compared with last year's strong levels. In the first quarter of 1996, the company took a pre-tax provision of $1.3 million related to workforce reductions, primarily at Bowman Distribution. Eliminating the effect of this provision, operating income decreased 14% in 1996 compared to 1995.

          Associated Spring's operating income decline resulted primarily from lower sales volume coupled with an increase in selling and administrative expenses. Manufacturing costs kept pace with sales. While most U.S. manufacturing operations reported lower year-over-year operating income, improvements were made in Singapore and Mexico and Associated Spring's distribution business.

          Bowman Distribution's decrease in operating income was the result of lower sales volume and the cost of the workforce reduction. The group's European business improved over the prior year's first quarter results.

          Barnes Aerospace's operating income was adversely affected by higher than anticipated manufacturing costs in its Advanced Fabrication business and by start-up costs at the new Repair and Overhaul facility in Singapore.

                                     Income Taxes
                                     -------------

          The company's first quarter 1996 effective tax rate was three percentage points lower than the first quarter of 1995, primarily because foreign income, with tax rates lower than the U.S. statutory tax rate, comprised a larger percentage of consolidated income before income taxes in 1996 than in 1995.


                          Net Income and Net Income Per Share
                          -----------------------------------

          The company reported net income of $6.6 million, or $1.01 per share, for the first quarter of 1996, compared to 1995's first quarter record net income of $8.3 million, or $1.29 per share. This is the company's second best first quarter in terms of earnings. The pretax workforce reduction charge of $1.3 million reduced 1996 first quarter earnings by 12 cents per share.



                                  Financial Condition
                                  -------------------
                                      Cash Flows
                                      ----------

          Net cash provided by operating activities was $2.5 million, an increase of $3.3 million over 1995. Strong earnings, after adjustments for the noncash charges for depreciation and amortization, more than offset the net change in operating assets and liabilities. In 1995, operating activities used $0.8 million of cash reflecting the significant increase in business activity. Cash generated from strong earnings, after adjustments for depreciation and amortization, was offset by the cash required to fund increases in accounts receivable and inventories.

          Net cash used by investing activities in the first quarter of 1996 was $1.0 million lower than the prior year due to an increase in the proceeds from the sale of property, plant and equipment and a small decrease in capital expenditures.

          Net cash provided by financing activities was $3.3 million in the first quarter of 1996 and $4.8 million in the first quarter of 1995. The increase in notes payable partially funded the cash requirements for investing activities. Dividends per share in 1996 increased to 45 cents per share versus 40 cents per share in the first quarter of 1995, resulting in an increase in the amount of dividends paid period-over-period. The high levels of proceeds from the issuance of common stock in 1996 and 1995 were primarily a result of the exercise of stock options.



                            Liquidity and Capital Resources
                            -------------------------------

          The company's liquidity, measured in terms of working capital, increased $4.0 million to $99.2 million at March 31, 1996 from the December 31, 1995 level. The current ratio approximated 2.2 at March 31, 1996 and December 31, 1995.

          The ratio of interest-bearing debt (including the guaranteed ESOP obligation) to total capitalization approximated 38% at March 31, 1996, and December 31, 1995. For this purpose, total capitalization is defined as interest-bearing debt including the guaranteed ESOP obligation, and total stockholders' equity.

          During 1996 and 1995, the company maintained long-term debt of $70.0 million, which includes borrowings under its short-term bank credit lines and the current portion of its long-term notes. At March 31, 1996, the company classified as long-term debt $4.2 million of borrowing under its lines of credit and $6.2 million of the current portion of its 9.47% long-term Notes. The company has both the intent and the ability, through its revolving credit agreement, to refinance these amounts on a long-term basis. The company intends to continue this cost effective approach of long-term financing.

          The company maintains substantial bank borrowing facilities to supplement internal cash generation. At March 31, 1996, the company had $100.0 million of borrowing capacity under its revolving credit agreement of which none was borrowed. In addition, the company had approximately $135.0 million in uncommitted short-term bank credit lines, of which $6.5 million was in use at March 31, 1996. The interest rate on this borrowing was 5.6%. The company believes these credit facilities coupled with cash generated from operations are adequate for its anticipated future requirements.

          PART II. OTHER INFORMATION


          Item 4.  Submission of Matters to Vote of Security Holders
                   -------------------------------------------------

          (a) The Annual Meeting of the registrant's stockholders was held on April 3, 1996. Proxies for the meeting were solicited pursuant to Regulation 14 A.

          (c) (1) The stockholders approved the selection of Price Waterhouse LLP as the company's independent accountants for 1996. The proposal was adopted as 5,445,151 shares voted for, 52,252 shares voted against, 56,890 shares abstained and there were 128,935 non-votes.

               (2) The stockholders acted upon a proposal to amend the
                   company's 1991 Stock Incentive Plan (amended by stockholders in 1994) to increase by 500,000 the number of shares available for incentives, extend the term of the Plan by five years, impose a 50,000 share per year limit on the aggregate number of grants of options, stock appreciation rights, and incentive stock rights that an individual can receive, establish performance criteria in connection with payment of certain incentive stock rights, and to include terms and provisions that enable most incentives granted to qualify as performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. The proposal was adopted as 4,329,582 shares voted for, 908,940 shares voted against, 137,574 shares abstained and there were 307,132 non-votes.



          Item 6.  Exhibits and Reports on Form 8-K
                   --------------------------------

          (a)      Exhibits

                   Exhibit 27. Financial Data Schedule

          (b)      Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Barnes Group Inc.
                                                    (Registrant)


          Date  May 14, 1996    By /s/ Douglas P. Hamilton
                ------------       -------------------------------------
                                   Douglas P. Hamilton
                                   Senior Vice President-Finance

          Date  May 14, 1996    By /s/ Francis C. Boyle, Jr.
                ------------       -------------------------------------
                                   Francis C. Boyle, Jr.
                                   Assistant Controller