Form 10-Q
period 1996-06-30
BARNES GROUP INC
filed 1996-08-13
CIK 9984

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q
       (Mark One)
       (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1996
                                           or
       ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                           July 31, 1996 - 6,660,553

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

                 For the Quarterly period ended June 30, 1996


       DESCRIPTION                                                 PAGES
       -----------                                                 -----
       PART I.    FINANCIAL INFORMATION

          ITEM 1. Financial Statements

                  Consolidated Statements of Income
                  for the six months and second quarter
                  ended June 30, 1996 and 1995                        3


                  Consolidated Balance Sheets as of
                  June 30, 1996 and December 31, 1995               4-5


                  Consolidated Statements of Cash Flows
                  for the six months ended June 30,
                  1996 and 1995                                       6


                  Note to Consolidated Financial
                  Statements                                          7



          ITEM 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                       7-11




       PART II.   OTHER INFORMATION

          ITEM 6. Exhibits and Reports on Form 8-K                   12

                  Signatures                                         12



       PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

                               BARNES GROUP INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)
                                  (Unaudited)
                              Three months ended      Six months ended
                                     June 30,              June 30,
                              ------------------     -----------------
                                1996       1995       1996       1995
                              --------   --------   ---------   -------
       Net sales              $152,604   $150,993   $302,695    $309,611

       Cost of sales            98,887     96,227    196,060     197,118
       Selling and admin-
        istrative expenses      39,295     41,356     80,959      84,536
                              --------   --------   --------    --------
                               138,182    137,583    277,019     281,654
                              --------   --------   --------    --------
       Operating income         14,422     13,410     25,676      27,957

       Other income              1,103      1,144      2,053       2,351

       Interest expense          1,300      1,465      2,588       2,892
       Other expenses              482      1,082        863       1,530
                              --------   --------   --------    --------
       Income before income
        taxes                   13,743     12,007     24,278      25,886

       Income taxes              5,085      4,660      8,983      10,199
                              --------   --------   --------    --------

       Net income             $  8,658   $  7,347   $ 15,295    $ 15,687
                              ========   ========   ========    ========

       Per common share:
        Net income            $   1.30   $   1.12   $   2.31    $   2.41

        Dividends                  .45        .40        .90         .80

       Average common shares
        outstanding          6,643,064  6,552,198  6,612,849   6,507,918


                                See accompanying note.


                               BARNES GROUP INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)



       ASSETS                                  June 30,   December 31,
                                                 1996         1995
                                               --------   ------------
                                              (Unaudited)
       Current assets
         Cash and cash equivalents             $ 24,442     $ 17,868

         Accounts receivable, less allowances
          (1996 $3,091; 1995-$3,635)             94,785       86,086

         Inventories
           Finished goods                        30,901       28,541
           Work-in-process                       16,377       16,222
           Raw materials and supplies            16,754       11,986
                                               --------     --------
                                                 64,032       56,749
         Deferred income taxes and prepaid
           expenses                              13,742       12,113
                                               --------     --------
           Total current assets                 197,001      172,816

       Deferred income taxes                     24,524       24,308

       Property, plant and equipment            309,690      297,832

         Less accumulated depreciation          184,763      174,962
                                               --------     --------
                                                124,927      122,870

       Goodwill                                  19,734       20,028

       Other assets                              24,014       21,527
                                               --------     --------
       Total assets                            $390,200     $361,549
                                               ========     ========


                                See accompanying note.



                               BARNES GROUP INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

       LIABILITIES AND STOCKHOLDERS' EQUITY     June 30,   December 31,
                                                  1996        1995
                                               --------   ------------
                                               (Unaudited)
       Current liabilities
         Notes payable                          $ 15,930    $    509
         Accounts payable                         31,403      31,839
         Accrued liabilities                      43,318      42,840
         Guaranteed ESOP obligation-current        2,442       2,348
                                                --------    --------
           Total current liabilities              93,093      77,536

       Long-term debt                             70,000      70,000

       Guaranteed ESOP obligation                  6,246       7,491

       Accrued retirement benefits                69,585      68,824

       Other liabilities                           8,098       8,857

       Stockholders' equity
         Common stock-par value $1.00 per share
           Authorized: 20,000,000 shares
           Issued: 7,345,923 shares stated at     15,737      15,737
         Additional paid-in capital               27,670      27,360
         Retained earnings                       145,426     136,092
         Foreign currency translation
           adjustments                           (11,199)    (10,656)
         Treasury stock at cost,
           1996-685,370 shares
           1995-791,205 shares                   (25,768)    (29,853)
                                                --------    --------
                                                 151,866     138,680

         Guaranteed ESOP obligation               (8,688)     (9,839)
                                                --------    --------
       Total stockholders' equity                143,178     128,841
                                                --------    --------
       Total liabilities and stockholders'
         equity                                 $390,200    $361,549
                                                ========    ========


                                See accompanying note.

                                   BARNES GROUP INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Six Months ended June 30, 1996 and 1995
                                (Dollars in thousands)
                                      (Unaudited)
                                                            1996      1995
                                                          -------   -------
       Operating Activities
         Net income                                       $15,295   $15,687
         Adjustments to reconcile net income to
          net cash from operating activities:
            Depreciation and amortization                  13,895    13,926
            Gain on sale of property, plant and equipment    (287)     (137)
            Translation losses                                138       205
            Changes in assets and liabilities:
              Accounts receivable                          (9,138)  (11,413)
              Inventories                                  (9,080)   (4,389)
              Accounts payable                               (389)       95
              Accrued liabilities                             504    (4,323)
              Deferred income taxes                          (925)    2,373
              Other liabilities and assets                 (1,530)     (581)
                                                          -------   -------
       Net Cash Provided by Operating Activities            8,483    11,443

       Investing Activities
         Proceeds from sale of property, plant
           and equipment                                    1,172       501
         Capital expenditures                             (15,130)  (16,142)
         Other                                               (747)   (1,004)
                                                          -------   -------
       Net Cash Used by Investing Activities              (14,705)  (16,645)

       Financing Activities
         Net increase (decrease) in notes payable          15,436    (1,641)
         Proceeds from the issuance of common stock         3,903     5,220
         Dividends paid                                    (5,961)   (5,221)
                                                          -------   -------
       Net Cash Provided (Used) by Financing Activities    13,378    (1,642)

       Effect of exchange rate changes on cash flows         (582)     (222)
                                                          -------   -------
       Increase (decrease) in cash and cash equivalents     6,574    (7,066)

       Cash and cash equivalents at beginning of period    17,868    22,023
                                                          -------   -------
       Cash and cash equivalents at end of period         $24,442   $14,957
                                                          =======   =======

                                See accompanying note.

          Note to Consolidated Financial Statements:

          1.   Summary of Significant Accounting Policies
               ------------------------------------------

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, please refer to the consolidated financial statements and footnotes included in the company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                 Results of Operations
                                 ---------------------

                                         Sales
                                         -----

          The company's 1996 first half sales were $302.7 million, down 2% from $309.6 million in 1995. Sales at Associated Spring and Bowman Distribution declined year-over-year while Barnes Aerospace's sales increased. Second quarter 1996 sales were up slightly to $152.6 million from the 1995 level of $151.0 million reflecting sales gains at Barnes Aerospace and Associated Spring.

          Associated Spring's 1996 first half sales declined by 2% to $144.8 million from $147.3 million in 1995. Second quarter 1996 sales were $73.0 million, up from $72.4 million a year ago. Sales gains were reported by Associated Spring's three largest U.S. plants due mainly to the continued strength in the domestic automotive markets. These gains were offset, in part, by a softening in its truck brake spring business.

          Associated Spring's sales to the electronics market softened in the second quarter, although 1996 first half sales were well above 1995 levels. In 1996, sales for the distribution units were up slightly from the same periods last year.

          Bowman Distribution's 1996 first half sales were $108.9 million, down 7% from the 1995 level of $116.6 million. Second quarter 1996 sales also decreased, down 3% to $53.9 million versus $55.6 million in 1995. Bowman Canada was the only Bowman unit to report improved sales for both the first six months and second quarter of 1996 compared to 1995.

          Barnes Aerospace's 1996 first half sales improved 7% to $49.5 million from 1995 sales of $46.2 million. Second quarter 1996 sales of $26.0 million increased 12% over 1995 sales of $23.2 million. Strong sales gains were reported by the group's precision machining and repair and overhaul units reflecting a strengthening of the aerospace markets.


                                    Operating Income
                                    ----------------

          Consolidated operating income for the first half of 1996 was $25.7 million, down 8% from $28.0 million reported in the first half of 1995. In the first quarter of 1996, the company took a pre-tax charge of $1.3 million related to workforce reductions, primarily at Bowman Distribution. Apart from the effect of this provision, operating income decreased 4% in the first six months. Second quarter 1996 operating income was $14.4 million, up 8% from the $13.4 million reported in 1995's second quarter.

          Associated Spring's operating income decreased in the first half of 1996 compared with 1995 due to lower sales volume and higher administrative expenses. In the second quarter of 1996, operating income also declined as the increase in sales volume was not sufficient to offset the higher levels of administrative expenses.

          Bowman Distribution's first half 1996 operating income declined compared to 1995, a result of lower sales volume and the workforce reduction costs incurred in the first quarter. Second quarter 1996 operating income improved significantly over the comparable 1995 period despite lower sales volume, the result of lower administrative and selling costs and greater efficiencies in its U.S. operation.

          Barnes Aerospace's operating income declined slightly in the first half of 1996 versus 1995 due to higher first quarter manufacturing costs in its Advanced Fabrications business and first quarter start-up costs at the new Repair and Overhaul facility in Singapore. In the second quarter of 1996, operating income improved compared to 1995 due to higher sales volumes and improved margins.


                              Non-operating Income/Expense
                              ----------------------------

          Other income for the first half of 1996 was down compared to 1995 primarily due to lower profits from the company's investment in NASCO, a company jointly owned with NHK Spring Co., Ltd. of Japan.

          Interest expense for the first six months of 1996 was lower than in the comparable 1995 period as a result of both lower interest rates and lower average debt levels.

          Other expenses decreased in 1996 from 1995 primarily due to lower foreign exchange and translation losses.


                                      Income Taxes
                                      ------------

          The company's first half 1996 effective tax rate was 2.4 percentage points lower than in the first half of 1995. This was due to foreign income, with tax rates lower than the U.S. statutory tax rate, comprising a larger percentage of consolidated income before income taxes in 1996 versus 1995.


                          Net Income and Net Income Per Share
                          -----------------------------------

          Consolidated net income for the first six months of 1996 was $15.3 million, or $2.31 per share, compared to 1995's net income of $15.7 million, or $2.41 per share. The pre-tax workforce reduction charge of $1.3 million recorded in the first quarter of 1996 reduced first half earnings by 12 cents per share. Net income for the second quarter of 1996 was $8.7 million, or $1.30 per share, compared to 1995's second quarter net income of $7.3 million, or $1.12 per share. Both the second quarter 1996 net income and earnings per share were better than any previous quarter reported by the company.



                                  Financial Condition
                                  -------------------

                                      Cash Flows
                                      ----------

          In the first half of 1996, operating activities provided $8.5 million of cash flow, $3.0 million lower then in 1995. While cash generated from earnings, adjusted for non-cash depreciation and amortization charges, kept pace with 1995, a higher investment was made in net operating assets in 1996.

          Net cash used for investing activities during the first six months of 1996 was $14.7 million compared to $16.6 million in 1995's first half. The 1996 capital expenditures were $15.1 million versus $16.1 million in 1995 as the three operating groups continue to invest in new plant and equipment to expand capacity and improve productivity, quality and customer service.

          In the first half of 1996, net cash provided by financing activities was $13.4 million versus $1.6 million used in the first half of 1995. The increase in notes payable in 1996 partially funded the cash needed for investing activities as well as the increase in cash and cash equivalents. The proceeds from the issuance of common stock for both periods were higher than normal due to the exercise of stock options. Dividends per share in the first half of 1996 increased to $.90 cents per share versus $.80 cents per share in the first half of 1995, resulting in an increase in the amount of dividends paid.

                            Liquidity and Capital Resources
                            -------------------------------

          The company's liquidity, measured in terms of working capital, increased $8.6 million to $103.9 million at June 30, 1996 from the December 31, 1995 level. The current ratio was 2.1 at June 30, 1996 compared to 2.2 at December 31, 1995.

          The ratio of interest bearing debt (including the guaranteed ESOP obligation) to total capitalization was 40% at June 30, 1996 compared to 38% at December 31, 1995. For this calculation, total capitalization is defined as total interest-bearing debt, including the guaranteed ESOP obligation, and total stockholders' equity.

          During 1996 and 1995, the company maintained long-term debt of $70.0 million, which includes borrowings under its short-term bank credit lines and the current portion of its long-term notes. At June 30, 1996, the company classified as long-term debt $4.2 million of borrowing under its lines of credit and $6.2 million of the current portion of its 9.47% long-term Notes. The company has both the intent and the ability, through its revolving credit agreement, to refinance these amounts on a long-term basis. The company intends to continue this cost effective approach to long-term financing.

          The company maintains substantial bank borrowing facilities to supplement internal cash generation. At June 30, 1996, the company had $100.0 million of borrowing capacity available under its revolving credit agreement of which none was borrowed. In addition, the company had approximately $135.0 million in uncommitted short-term bank credit lines, of which $12.5 million was in use at June 30, 1996. The interest rate on this borrowing was 5.7%. The company believes these credit facilities coupled with cash generated from operations are adequate for its anticipated future requirements.

          PART II. OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K
                   --------------------------------

                   (a) Exhibits

                       Exhibit 27. Financial Data Schedule

                   (b) Reports on Form 8-K

                       No reports on Form 8-K were filed during the quarter ended June 30, 1996.


                                       SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Barnes Group Inc.
                                                    (Registrant)


          Date  August 13, 1996    By  /s/ Douglas P. Hamilton
                ---------------        -------------------------------------
                                       Douglas P. Hamilton
                                       Senior Vice President-Finance


          Date  August 13, 1996        By  /s/ Francis C. Boyle, Jr.
                ---------------        -------------------------------------
                                       Francis C. Boyle, Jr.
                                       Assistant Controller