Form 10-Q
period 1996-09-30
BARNES GROUP INC
filed 1996-11-13
CIK 9984

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q
       (Mark One)
       (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1996
                                           or
       ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                         November 10, 1996 - 6,680,005

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

               For the Quarterly period ended September 30, 1996

       DESCRIPTION                                                 PAGES
       -----------                                                 -----
       PART I.    FINANCIAL INFORMATION

          ITEM 1. Financial Statements

                  Consolidated Statements of Income
                  for the nine months and third quarter
                  ended September 30, 1996 and 1995                   3


                  Consolidated Balance Sheets as of
                  September 30, 1996 and December 31, 1995          4-5


                  Consolidated Statements of Cash Flows
                  for the nine months ended September 30,
                  1996 and 1995                                       6


                  Note to Consolidated Financial
                  Statements                                          7



          ITEM 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                       7-11




       PART II.   OTHER INFORMATION

          ITEM 6. Exhibits and Reports on Form 8-K                   12

                  Signatures                                         12




                                          -2-


       PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

                               BARNES GROUP INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                              Three months ended      Nine months ended
                                 September 30,          September 30,
                              ------------------     -----------------
                                1996       1995       1996       1995
                              --------   --------   ---------   -------
       Net sales              $147,080   $141,679   $449,775    $451,290

       Cost of sales            94,897     91,856    290,957     288,974
       Selling and admin-
        istrative expenses      37,506     38,694    118,465     123,230
                              --------   --------   --------    --------
                               132,403    130,550    409,422     412,204
                              --------   --------   --------    --------
       Operating income         14,677     11,129     40,353      39,086

       Other income              1,024        992      3,077       3,344

       Interest expense          1,323      1,367      3,911       4,259
       Other expenses              556        422      1,419       1,952
                              --------   --------   --------    --------
       Income before income
        taxes                   13,822     10,332     38,100      36,219

       Income taxes              5,114      4,071     14,097      14,270
                              --------   --------   --------    --------

       Net income             $  8,708   $  6,261   $ 24,003    $ 21,949
                              ========   ========   ========    ========

       Per common share:
        Net income            $   1.31   $    .95   $   3.62    $   3.36

        Dividends                  .45        .40       1.35        1.20

       Average common shares
        outstanding          6,664,079  6,581,479  6,630,051   6,532,708

                                See accompanying note.


                               BARNES GROUP INC.


                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)



       ASSETS                                September 30,  December 31,
                                                 1996           1995
                                             ------------  ------------
                                              (Unaudited)
       Current assets
         Cash and cash equivalents             $ 21,438     $ 17,868

         Accounts receivable, less allowances
          (1996-$2,940; 1995-$3,635)             95,665       86,086

         Inventories
           Finished goods                        31,115       28,541
           Work-in-process                       17,812       16,222
           Raw materials and supplies            16,774       11,986
                                               --------     --------
                                                 65,701       56,749
         Deferred income taxes and prepaid
           expenses                              13,812       12,113
                                               --------     --------
           Total current assets                 196,616      172,816

       Deferred income taxes                     24,598       24,308

       Property, plant and equipment            316,765      297,832

         Less accumulated depreciation          188,012      174,962
                                               --------     --------
                                                128,753      122,870

       Goodwill                                  19,587       20,028

       Other assets                              24,005       21,527
                                               --------     --------
       Total assets                            $393,559     $361,549
                                               ========     ========

                                See accompanying note.


                               BARNES GROUP INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)



       LIABILITIES AND STOCKHOLDERS' EQUITY   September 30, December 31,
                                                  1996         1995
                                              ------------  -----------
                                               (Unaudited)
       Current liabilities
         Notes payable                          $  6,851    $    509
         Accounts payable                         33,588      31,839
         Accrued liabilities                      47,565      42,840
         Guaranteed ESOP obligation-current        2,490       2,348
                                                --------    --------
           Total current liabilities              90,494      77,536

       Long-term debt                             70,000      70,000

       Guaranteed ESOP obligation                  5,605       7,491

       Accrued retirement benefits                69,237      68,824

       Other liabilities                           7,914       8,857

       Stockholders' equity
         Common stock-par value $1.00 per share
           Authorized: 20,000,000 shares
           Issued: 7,345,923 shares stated at     15,737      15,737
         Additional paid-in capital               27,972      27,360
         Retained earnings                       151,134     136,092
         Foreign currency translation
           adjustments                           (11,095)    (10,656)
         Treasury stock at cost,
           1996-674,395 shares
           1995-791,205 shares                   (25,344)    (29,853)
                                                --------    --------
                                                 158,404     138,680

         Guaranteed ESOP obligation               (8,095)     (9,839)
                                                --------    --------
       Total stockholders' equity                150,309     128,841
                                                --------    --------
       Total liabilities and stockholders'
         equity                                 $393,559    $361,549
                                                ========    ========



                                See accompanying note.

                                          -5-

                                   BARNES GROUP INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Nine Months ended September 30, 1996 and 1995
                                (Dollars in thousands)
                                      (Unaudited)
                                                            1996      1995
                                                          -------   -------
       Operating Activities
         Net income                                       $24,003   $21,949
         Adjustments to reconcile net income to
          net cash from operating activities:
            Depreciation and amortization                  20,507    20,483
            Gain on sale of property, plant and equipment    (499)     (297)
            Translation losses                                260       243
            Changes in assets and liabilities:
              Accounts receivable                         (10,040)   (7,613)
              Inventories                                 (10,796)   (3,962)
              Accounts payable                              1,773       333
              Accrued liabilities                           4,758    (1,736)
              Deferred income taxes                        (1,033)    3,121
              Other liabilities and assets                 (2,261)     (185)
                                                          -------   -------
       Net Cash Provided by Operating Activities           26,672    32,336

       Investing Activities
         Proceeds from sale of property, plant
           and equipment                                    1,339     1,079
         Capital expenditures                             (25,073)  (27,461)
         Other                                               (403)   (1,368)
                                                          -------   -------
       Net Cash Used by Investing Activities              (24,137)  (27,750)

       Financing Activities
         Net increase (decrease) in notes payable           6,400    (6,923)
         Proceeds from the issuance of common stock         4,362     5,659
         Dividends paid                                    (8,961)   (7,854)
                                                          -------   -------
       Net Cash Provided (Used) by Financing Activities     1,801    (9,118)

       Effect of exchange rate changes on cash flows         (766)     (826)
                                                          -------   -------
       Increase (decrease) in cash and cash equivalents     3,570    (5,358)

       Cash and cash equivalents at beginning of period    17,868    22,023
                                                          -------   -------
       Cash and cash equivalents at end of period         $21,438   $16,665
                                                          =======   =======

                                See accompanying note.

          Note to Consolidated Financial Statements:

          1.   Summary of Significant Accounting Policies
               ------------------------------------------

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, please refer to the consolidated financial statements and footnotes included in the company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                 Results of Operations
                                 ---------------------

                                         Sales
                                         -----

          The company's third quarter 1996 sales were up 4% to $147.1 million from the 1995 level of $141.7 million reflecting sales gains by all three operating groups. Sales for the first nine months of 1996 were $449.8 million, compared to $451.3 million in 1995. Sales at Associated Spring were flat, while Bowman Distribution reported lower year-over-year sales and Barnes Aerospace's sales increased.

          Associated Spring's third quarter sales were $68.9 million, up 4% from $66.2 million a year ago. For the first nine months of 1996, sales were $213.7 million compared to $213.5 million in 1995. The third quarter sales gain reflects the continued strength in the domestic automotive market, in particular, sport utility vehicles and light trucks.

          Associated Spring's sales to the electronics market softened somewhat in the third quarter, although year-to-date sales remained above the 1995 level. The group's distribution business reported 1996 sales gains for the third quarter and first nine months over the same periods last year.

          Bowman Distribution's third quarter 1996 sales increased 4% to $52.6 million versus $50.7 million reported in 1995. The quarterly sales increase reflects gains in its Bowman North America operations where sales were up 5% over the comparable 1995 periods, primarily the result of sales to new large accounts and increased penetration of existing large customers. Sales in Europe for the third quarter were flat when compared to 1995, but momentum accelerated in its large account focus as its systems' sales increased 26%. Bowman's sales for the first nine months of 1996 were $161.6 million, down 3% from the 1995 level of $167.2 million.

          Barnes Aerospace's third quarter 1996 sales of $25.8 million increased 3% over the $25.0 million reported in 1995 and the first nine months sales improved 6% to $75.3 million. Sales gains were reported by the group's repair and overhaul unit for both the quarter and nine month periods and by the precision machining unit for the nine month period.


                                    Operating Income
                                    ----------------

          Consolidated operating income improved significantly over the strong 1995 results. Third quarter 1996 operating income was $14.7 million, up 32% from the $11.1 million reported in 1995's third quarter. Consolidated operating income for the first nine months of 1996 was $40.4 million, up 3% from 1995's $39.1 million. In the first quarter of 1996, the company took a pre-tax charge of $1.3 million related to workforce reductions, primarily at Bowman Distribution. Apart from the effect of this provision, operating income would have increased 7% in the first nine months of 1996.

          Associated Spring's operating income increased significantly in the third quarter of 1996 compared with 1995 and has kept pace with 1995 on a year-to-date basis. Significant gains in the quarter reflect cost savings and efficiencies in production costs as well as lower selling and administrative expenses. Solid operating income improvements were made by the distribution units and by the automotive-related manufacturing operations.

          Bowman Distribution's third quarter 1996 operating income increased significantly over the comparable 1995 period as higher sales volume, combined with a lower, more efficient cost structure contributed to the solid bottom line performance. Bowman's operating income for the first nine months of 1996 also improved over 1995, even though sales declined period-to-period.

          Barnes Aerospace's operating income declined in both the third quarter and first nine months of 1996 versus 1995 as cost of sales and selling and administrative expenses increased at rates in excess of the increase in sales volume. The increase in operating income reported by Windsor Airmotive engine repair and overhaul business was more than offset by the high manufacturing costs in the Advanced Fabrications business.


                              Non-operating Income/Expense
                              ----------------------------

          Other income for the first nine months of 1996 declined compared to 1995 due primarily to lower profits from the company's investment in NHK-Associated Spring Suspension Components Inc.("NASCO"), a company jointly owned with NHK Spring Co., Ltd. of Japan. The year-over-year decrease in NASCO profits reflects increased costs, primarily interest, associated with a major capacity expansion to meet increased customer requirements for automotive suspension springs.

          Interest expense for the first three quarters of 1996 was lower than 1995, a result of lower average debt levels.

          Other expenses declined year to date 1996 from 1995 due primarily to lower foreign exchange and translation losses. In the third quarter of 1996, however, foreign exchange and translation losses increased compared to 1995's third quarter.


                                      Income Taxes
                                      ------------

          For the first nine months of 1996, the company's effective tax rate was 37.0% versus 39.4% in 1995. This lower rate in 1996 was due in part to foreign losses, without tax benefits, which comprised a smaller percentage of income before income taxes in 1996 than in 1995. In addition, foreign income, with tax rates lower than the U.S. statutory tax rate, comprised a larger percentage of consolidated income before income taxes in 1996 than in 1995.

                          Net Income and Net Income Per Share
                          -----------------------------------

          Consolidated net income for the first nine months of 1996 was $24.0 million, or $3.62 per share, compared to 1995's net income of $21.9 million, or $3.36 per share. Net income for the third quarter of 1996 was $8.7 million, or $1.31 per share, compared to 1995's third quarter net income of $6.3 million, or 95 cents per share. For both the third quarter and the first nine months of 1996, net income and earnings per share were the highest in the company's history. This marks the second consecutive quarter of all-time record earnings.


                                  Financial Condition
                                  -------------------

                                       Cash Flows
                                       ----------

          In the first nine months of 1996, operating activities provided $26.7 million of cash flow, compared to $32.3 million in 1995. The increase in cash generated from earnings, adjusted for non-cash depreciation and amortization charges, of $2.1 million, was offset by the larger investment made in net operating assets in 1996.

          Net cash used by investing activities during the first nine months of 1996 was $24.1 million compared with $27.8 million in 1995. This was due to the decrease in capital expenditures year-over-year. The 1996 capital expenditures of $25.1 million still represents a significant reinvestment in each of the businesses, as the company continues to expand capacity and improve productivity, quality and customer service.

          In 1996, financing activities provided net cash of $1.8 million versus using $9.1 million in the first nine months of 1995. The year-over-year change was due primarily to the $6.4 million increase in notes payable in 1996 versus the $6.9 million pay down of debt in 1995. The proceeds from the issuance of common stock for both periods resulted from the exercise of stock options. Increased dividends paid in 1996 reflects an increase in the dividend rate to $1.35 per share in 1996 compared to $1.20 in 1995.

                            Liquidity and Capital Resources
                            -------------------------------

          The company's liquidity, measured in terms of working capital, increased $10.8 million to $106.1 million at September 30, 1996 from the December 31, 1995 level. The current ratio was 2.2 at both September 30, 1996 and December 31, 1995.

          The ratio of interest-bearing debt, including the guaranteed Employee Stock Ownership Plan ("ESOP") obligation, to total capitalization was 36% at September 30, 1996 compared to 38% at December 31, 1995. For this calculation, total capitalization is defined as total interest-bearing debt, including the guaranteed ESOP obligation, and total stockholders' equity.

          During 1996 and 1995, the company maintained long-term debt of $70.0 million, which includes borrowings under its short-term bank credit lines and the current portion of its long-term notes. At September 30, 1996, the company classified as long-term debt $7.2 million of borrowing under its lines of credit and $6.2 million of the current portion of its 9.47% long-term Notes. The company has both the intent and the ability, through its revolving credit agreement, to refinance these amounts on a long-term basis. The company intends to continue this cost effective approach to long-term financing.

          The company maintains substantial bank borrowing facilities to supplement internal cash generation. At September 30, 1996, the company had $100.0 million of borrowing capacity available under its revolving credit agreement of which none was borrowed. In addition, the company had approximately $135.0 million in uncommitted short-term bank credit lines, of which $9.5 million was in use at September 30, 1996. The interest rate on this borrowing was 5.7%. The company believes these credit facilities coupled with cash generated from operations are adequate for its anticipated future requirements.

          PART II. OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K
                   --------------------------------

                   (a) Exhibits

                       Exhibit 27. Financial Data Schedule

                   (b) Reports on Form 8-K

                       No reports on Form 8-K were filed during the quarter ended September 30, 1996.



                                       SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Barnes Group Inc.
                                                    (Registrant)


          Date  November 13, 1996   By   /s/ Douglas P. Hamilton
                -----------------      --------------------------------------
                                       Douglas P. Hamilton
                                       Senior Vice President-Finance


          Date  November 13, 1996   By   /s/ Francis C. Boyle, Jr.
                -----------------      --------------------------------------
                                       Francis C. Boyle, Jr.
                                       Assistant Controller