Form 10-K
period 1996-12-31
BARNES GROUP INC
filed 1997-03-11
CIK 9984

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-K

         FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

        (Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR
        -----------------

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION
        PERIOD FROM               TO
                   ------------     --------------

                            Commission file number 1-4801
                                                   ------

                                  BARNES GROUP INC.
                                  -----------------
               (Exact name of registrant as specified in its charter)

                Delaware                                      06-0247840
        --------------------------------                 ---------------
        (State or other jurisdiction of                  (I.R.S.Employer
        incorporation or organization)               Identification No.)

        123 Main St., Bristol, Connecticut                 06011-0489
        ---------------------------------                 --------------
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

        Common Stock par value
        ----------------------
            $1.00 per share                   New York Stock Exchange
        ----------------------                -----------------------


        Securities registered pursuant to Section 12(g) of the Act:  NONE.

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                              ---   ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
        Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the registrant's voting stock held by non-affiliates amounted to $406,297,958 as of February 4, 1997.

        The registrant had outstanding 6,669,471 shares of common stock as of February 4, 1997.

        Parts I and II incorporate information by reference from the registrant's 1996 Annual Report to Stockholders. Part III incorporates information by reference from the registrant's Proxy Statement dated March 4, 1997.

        Exhibit Index located at pages 15-18.