Form 10-Q
period 1997-03-31
BARNES GROUP INC
filed 1997-05-15
CIK 9984

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM l0-Q

          (Mark One)

          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 1997

                                              or

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

                         Telephone Number (860) 583-7070

                     Number of common shares outstanding at

                              May 12, 1997 - 20,297,575

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

                                   BARNES GROUP INC.
                                    FORM 10-Q INDEX
                     For the Quarterly period ended March 31, 1997
          DESCRIPTION                                                 PAGES
          -----------                                                 -----
          PART I.    FINANCIAL INFORMATION

             ITEM 1. Financial Statements

                     Consolidated Statements
                     of Income for the three months ended
                     March 31, 1997 and 1996                             3

                     Consolidated Balance Sheets as
                     of March 31, 1997 and December 31, 1996           4-5

                     Consolidated Statements of Cash Flows
                     for the three months ended March 31,
                     1997 and 1996                                       6

                     Notes to Consolidated Financial
                     Statements                                          7


             ITEM 2. Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                       8-10


          PART II.   OTHER INFORMATION

             ITEM 4. Submission of Matters to Vote of
                     Security Holders                                   11

             ITEM 6. Exhibits and Reports on Form 8-K                 11-12

                     Signatures                                         12

                                          -2-

          PART I.  FINANCIAL INFORMATION
          Item 1.  Financial Statements


                                  BARNES GROUP INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                     Three months ended March 31, 1997 and 1996
                    (Dollars in thousands, except per share data)
                                     (Unaudited)
                                                   1997             1996
                                                 --------         --------
          Net sales                              $158,133         $150,091

          Cost of sales                           102,946           97,173
          Selling and administrative expenses      38,383           41,664
                                                 --------         --------
                                                  141,329          138,837
                                                 --------         --------

          Operating income                         16,804           11,254

          Other income                                920              950

          Interest expense                          1,288            1,288

          Other expenses                              247              381
                                                 --------         --------
          Income before income taxes               16,189           10,535

          Income taxes                              6,071            3,898
                                                 --------         --------

          Net income                             $ 10,118         $  6,637
                                                 ========         ========
          Per common share:

           Net Income                            $    .50         $    .34

           Dividends                                  .15              .15

          Average common shares outstanding    20,085,390       19,747,905

                                See accompanying notes.

                                  BARNES GROUP INC.
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)

          ASSETS                                  March 31,   December 31,
                                                    1997         1996
                                                  --------    -----------
                                                 (Unaudited)
          Current assets
            Cash and cash equivalents             $ 21,132     $ 23,986

            Accounts receivable, less allowances
             (1997-$3,107; 1996-$3,158)            101,296       88,060

            Inventories
              Finished goods                        30,177       30,285
              Work-in-process                       20,202       17,730
              Raw materials and supplies            15,839       16,927
                                                  --------     --------
                                                    66,218       64,942
            Deferred income taxes and prepaid
              expenses                              14,275       13,310
                                                  --------     --------
              Total current assets                 202,921      190,298

          Deferred income taxes                     23,189       23,575

          Property, plant and equipment            325,230      320,604

            Less accumulated depreciation          192,919      189,533
                                                  --------     --------
                                                   132,311      131,071

          Goodwill                                  19,294       19,441

          Other assets                              25,512       25,571
                                                  --------     --------
          Total assets                            $403,227     $389,956
                                                  ========     ========

                                See accompanying notes.

                                  BARNES GROUP INC.
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)
          LIABILITIES AND STOCKHOLDERS' EQUITY      March 31,    December 31,
                                                      1997           1996
                                                   ---------     -----------
                                                  (Unaudited)
          Current liabilities
            Notes payable                           $  3,772     $  1,767
            Accounts payable                          35,935       30,363
            Accrued liabilities                       43,205       46,152
            Guaranteed ESOP obligation-current         2,590        2,540
                                                    --------     --------
            Total current liabilities                 85,502       80,822

          Long-term debt                              70,000       70,000
          Guaranteed ESOP obligation                   4,285        4,951
          Accrued retirement benefits                 68,968       69,085
          Other liabilities                            7,126        7,934

          Stockholders' equity
            Common stock-par value $.01 per share
              Authorized: 60,000,000 shares
                Issued: 22,037,769 shares stated at      220       15,737
            Additional paid-in capital                44,744       28,347
            Retained earnings                        163,783      156,698
            Foreign currency translation
              adjustments                            (11,785)     (10,087)
            Treasury stock at cost,
              1997-1,789,536 shares
              1996-2,046,009 shares                  (22,741)     (26,040)

          Guaranteed ESOP obligation                  (6,875)      (7,491)
                                                    --------     --------
          Total stockholders' equity                 167,346      157,164
                                                    --------     --------
          Total liabilities and stockholders'
            equity                                  $403,227     $389,956
                                                    ========     ========

                                See accompanying notes.

                               BARNES GROUP INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 1997 and 1996
                             (Dollars in thousands)
                                  (Unaudited)
                                                          1997      1996
       Operating Activities:                            -------   -------
         Net income                                     $10,118   $ 6,637
         Adjustments to reconcile net income to
           net cash from operating activities:
           Depreciation and amortization                  6,785     6,867
           Gain on sale of property, plant and
             equipment                                     (137)     (108)
           Translation losses                                77        73
           Changes in assets and liabilities:
             Accounts receivable                        (13,825)   (7,299)
             Inventories                                 (1,766)   (5,549)
             Accounts payable                             5,803     2,338
             Accrued liabilities                         (2,779)    1,759
             Deferred income taxes                          411       152
             Other liabilities and assets                (1,425)   (2,369)
                                                        -------   -------
       Net Cash Provided by Operating Activities          3,262     2,501

       Investing Activities:
         Proceeds from sale of property, plant
           and equipment                                    766       710
         Capital expenditures                            (9,161)   (7,443)
         Other                                             (506)     (449)
                                                        -------   -------
       Net Cash Used by Investing Activities             (8,901)   (7,182)

       Financing Activities:
         Net increase in notes payable                    2,056     3,723
         Proceeds from the issuance of common stock       3,848     2,517
         Dividends paid                                  (3,020)   (2,969)
                                                        -------   -------
       Net Cash Provided by Financing Activities          2,884     3,271

       Effect of exchange rate changes on cash flows        (99)     (678)
                                                        -------   -------
       Decrease in cash and cash equivalents             (2,854)   (2,088)

       Cash and cash equivalents at beginning of period  23,986    17,868
                                                        -------   -------
       Cash and cash equivalents at end of period       $21,132   $15,780
                                                        =======   =======

                               See accompanying notes.

          Notes to Consolidated Financial Statements:


          1.   Summary of Significant Accounting Policies
               ------------------------------------------

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, please refer to the consolidated financial statements and footnotes included in the company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

          2.   Subsequent Event
               ----------------

               On April 2, 1997, the stockholders approved an amendment to the company's Restated Certificate of Incorporation providing for an increase in the number of authorized common shares from 20 million to 60 million and a reduction in the par value of common and preferred stock from $1.00 to $.01 per share. This allowed the company to effect a three-for-one stock split for stockholders of record on April 3, 1997, previously authorized by the Board of Directors.

               All references to shares and per share amounts in the consolidated financial statements and accompanying notes have been adjusted retroactively for the three-for-one stock split, unless otherwise noted. In addition, stockholders' equity at March 31, 1997 reflects the effect of the stock split and change in par value per share. These changes reduced the common stock account by $15.5 million and increased the additional paid-in capital account by a like amount.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                 Results of Operations
                                 ---------------------

          The company's first quarter 1997 consolidated sales were $158.1 million, up 5.4% from last year's results of $150.1 million. Operating income increased 49.3% in 1997 to $16.8 million compared to $11.3 million in 1996. Operating income margin in 1997 was 10.6%, compared to 7.5% in the prior year's first quarter. These results reflect period-over-period profit growth in all three business segments and strong sales gains at Barnes Aerospace. Consolidated cost of sales as a percentage of sales was 65.1% in 1997 versus 64.7% in 1996. Selling and administrative expenses were 24.3% of sales compared to 27.8% in 1996's first quarter.

                      Segment Review - Sales and Operating Income
                      ------------------------------------------

          Associated Spring segment sales for the first quarter 1997 rose 2.6% over last year's comparable period buoyed in large part by the continued strength of the U.S. automotive and durable goods markets. Sales for 1997 were $73.7 million compared to $71.8 million in 1996. Operating income was in line with sales. Internationally, sales as well as operating income declined overall compared to last year, primarily due to a softening in its Singapore and Mexican businesses. This was partially offset by sales and operating income gains reported by its Brazil unit.


          Bowman Distribution segment sales were $54.8 million in the first three months of 1997 versus $55.0 million in 1996. The daily sales rate was higher than 1996, but not enough to offset two fewer selling days in 1997. Operating income, however, increased substantially over the prior year's first quarter. This improvement was a result of reducing operating costs and improving productivity, primarily in the U.S. Also contributing to the year-over-year operating income improvement was a pre-tax charge of $0.8 million for a workforce reduction in the first quarter of 1996.

          Barnes Aerospace segment sales for the first quarter 1997 improved 27.9% over 1996, increasing to $30.0 million from $23.5 million in the prior year. Significant sales gains were reported by all three business units. Operating income for the segment also improved substantially on the strength of the higher sales volume as well as productivity improvements.

                             Non-Operating Income/Expense
                             ----------------------------

          Other expenses in 1996 included a foreign exchange loss, compared to a small gain in 1997. The 1997 gain is included in other income.


                                     Income Taxes
                                     -------------

          The company's first quarter 1997 effective tax rate of 37.5% compared to 37.0% at the first quarter of 1996, was higher because U.S. income, with tax rates higher than the foreign tax rates, comprised a larger percentage of consolidated income before income taxes in 1997 versus 1996.


                          Net Income and Net Income Per Share
                          -----------------------------------

          Consolidated net income was $10.1 million, or 50 cents per share, for the first quarter of 1997, compared to 1996's first quarter net income of $6.6 million, or 34 cents per share. The first quarter of 1997 is the company's best quarter ever in terms of earnings. The pre-tax workforce reduction charge of $1.3 million reduced 1996 first quarter earnings by 4 cents per share.

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FAS 128"), "Earnings Per Share", requiring the dual presentation of basic and diluted earnings per share. The company is required to adopt the provisions of the Statement in the fourth quarter of 1997. If earnings per share for the quarters had been computed under the provisions of FAS 128 the results would be:

                                              Three months
                                             ended March 31,
                   Earnings per share        1997     1996
                                             ----     ----
                     As reported             $.50     $.34
                     Pro forma:
                        Basic                 .50      .34
                        Diluted               .49      .33

                                  Financial Condition
                                  -------------------
                                      Cash Flows
                                      ----------

          Operating activities provided cash of $3.3 million in the first quarter of 1997, compared to $2.5 million in 1996. Strong earnings in both years, after adjustments for the non-cash charges for depreciation and amortization, more than offset the net change in operating assets and liabilities.

          Investing activities used cash of $8.9 million in the first quarter of 1997, an increase of $1.7 million over the first three months of 1996. The increase was a result of higher levels of capital expenditures as all three segments continue to invest in new equipment to improve productivity, quality and customer service.

          Financing activities provided cash of $2.9 million in the first quarter of 1997 and $3.3 million in 1996's first quarter. Proceeds from borrowings and from the issuance of common stock, largely due to the exercise of stock options, more than offset dividend payments.


                            Liquidity and Capital Resources
                            -------------------------------

          During 1997 and 1996, the company maintained long-term debt of $70.0 million comprised, in part, of borrowings under its short-term bank credit lines backed by its long-term revolving credit agreement. At March 31, 1997, the company classified as long-term debt $10.3 million of borrowings under its lines of credit and $6.2 million of the current portion of its long-term debt. The company has both the intent and the ability, through its revolving credit agreement, to refinance these amounts on a long-term basis. The company considers this a cost effective way to manage its long-term financing needs.

          The company maintains substantial bank borrowing facilities to supplement internal cash generation. At March 31, 1997, the company had $150.0 million of borrowing capacity under its long-term revolving credit agreement of which none was borrowed. In addition, the company had approximately $130.0 million in uncommitted short-term bank credit lines, of which $11.0 million was in use at March 31, 1997. The interest rate on this borrowing was 5.62%. The company believes these credit facilities coupled with cash generated from operations are adequate for its anticipated future requirements.

          PART II. OTHER INFORMATION

          Item 4.  Submission of Matters to Vote of Security Holders
                   -------------------------------------------------
          (a) The Annual Meeting of the registrant's stockholders was held on April 2, 1997. Proxies for the meeting were solicited pursuant to Regulation 14 A.

          (c)  (1) The following directors were elected:

                                        Votes in       Votes     For Terms
                       Director          Favor        Withheld   Expiring
                       --------         -------       --------   ---------
                   Thomas O. Barnes    5,957,589       75,488      2000
                   Gary G. Benanav     5,952,683       80,394      2000
                   Marcel. P. Joseph   5,961,489       71,588      2000
                   Frank E. Grzelecki  5,903,746      129,331      1998

               (2)The stockholders approved the selection of Price
                  Waterhouse LLP as the company's independent accountants for 1997. The proposal was adopted as 5,933,049 shares voted for, 48,848 shares voted against, 51,180 shares abstained and there were no non-votes. The share amounts are prior to the stock split.

               (3)The stockholders acted upon a proposal to amend the
                  company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 20 million shares to 60 million and reduce the par value of common and preferred stock from $1.00 to $.01 per share. The proposal was adopted as 5,279,618 shares voted for, 687,885 shares voted against, 50,015 shares abstained and there were 15,559 non-votes. The share amounts are prior to the stock split.

          Item 6.  Exhibits and Reports on Form 8-K
                   --------------------------------
          (a)      Exhibits

                   Exhibit  3.1 Restated Certificate of Incorporation, as
                                amended
                   Exhibit 27.  Financial Data Schedule

          (b)      Reports on Form 8-K

                   No reports on Form 8-K, Item 5, Other Events, were filed during the quarter ended March 31, 1997. However, one report dated April 8, 1997, was filed. It addressed the proposal to stockholders to approve the amendment of the company's Restated Certificate of Incorporation.

                   The amendment, as approved, increased the authorized number of common shares from 20 million to 60 million and reduced the par value of common and preferred stock from $1.00 to $.01 per share. The stockholder approval of the amendment was a condition to the three-for-one common stock split approved by the Board of Directors on February 21, 1997.




                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Barnes Group Inc.
                                                    (Registrant)


          Date  May 15, 1997    By /s/ John J. Locher
                ------------       -------------------------------------
                                   John J. Locher
                                   Vice President, Treasurer
                                   (the principal financial officer)

          Date  May 15, 1997    By /s/ Francis C. Boyle, Jr.
                ------------       -------------------------------------
                                   Francis C. Boyle, Jr.
                                   Vice President, Controller
                                  (the principal accounting officer)