Form 10-Q
period 1997-06-30
BARNES GROUP INC
filed 1997-08-13
CIK 9984

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549
                                       FORM 10-Q
          (Mark One)
          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended June 30, 1997
                                              or
          ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                            August 11, 1997 - 20,309,968

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

                    For the Quarterly period ended June 30, 1997

          DESCRIPTION                                                 PAGES
          -----------                                                 -----
          PART I.    FINANCIAL INFORMATION

             ITEM 1. Financial Statements

                     Consolidated Statements of Income
                     for the six months and second quarter
                     ended June 30, 1997 and 1996                        3


                     Consolidated Balance Sheets as of
                     June 30, 1997 and December 31, 1996               4-5


                     Consolidated Statements of Cash Flows
                     for the six months ended June 30,
                     1997 and 1996                                       6


                     Notes to Consolidated Financial
                     Statements                                          7



             ITEM 2. Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                       8-10




          PART II.   OTHER INFORMATION

             ITEM 6. Exhibits and Reports on Form 8-K                   11

                     Signatures                                         11



          PART I.  FINANCIAL INFORMATION

          Item 1.  Financial Statements

                                  BARNES GROUP INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except per share data)
                                     (Unaudited)
                                 Three months ended      Six months ended
                                       June 30,              June 30,
                                 ------------------     -----------------
                                   1997       1996       1997       1996
                                 --------   --------   ---------   -------
          Net sales              $165,867   $152,604   $324,000    $302,695

          Cost of sales           111,243     98,887    214,189     196,060
          Selling and admin-
           istrative expenses      37,141     39,295     75,524      80,959
                                 --------   --------   --------    --------
                                  148,384    138,182    289,713     277,019
                                 --------   --------   --------    --------
          Operating income         17,483     14,422     34,287      25,676

          Other income              1,202      1,103      2,122       2,053

          Interest expense          1,237      1,300      2,525       2,588
          Other expenses              306        482        553         863
                                 --------   --------   --------    --------
          Income before income
           taxes                   17,142     13,743     33,331      24,278

          Income taxes              6,428      5,085     12,499       8,983
                                 --------   --------   --------    --------

          Net income             $ 10,714   $  8,658   $ 20,832    $ 15,295
                                 ========   ========   ========    ========

          Per common share:
           Net income            $    .53   $    .43   $   1.03    $    .77

           Dividends                  .17        .15        .32         .30

          Average common shares
           outstanding         20,307,821 19,929,192 20,197,220  19,838,547


                                See accompanying notes.


                                  BARNES GROUP INC.
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)



          ASSETS                                  June 30,   December 31,
                                                    1997         1996
                                                  --------   ------------
                                                 (Unaudited)
          Current assets
            Cash and cash equivalents             $ 29,154     $ 23,986

            Accounts receivable, less allowances
             (1997-$2,699; 1996-$3,158)             99,743       88,060

            Inventories
              Finished goods                        33,327       30,285
              Work-in-process                       18,515       17,730
              Raw materials and supplies            14,595       16,927
                                                  --------     --------
                                                    66,437       64,942
            Deferred income taxes and prepaid
              expenses                              14,126       13,310
                                                  --------     --------
              Total current assets                 209,460      190,298

          Deferred income taxes                     22,955       23,575

          Property, plant and equipment            332,245      320,604

            Less accumulated depreciation          196,465      189,533
                                                  --------     --------
                                                   135,780      131,071

          Goodwill                                  19,147       19,441

          Other assets                              26,753       25,571
                                                  --------     --------
          Total assets                            $414,095     $389,956
                                                  ========     ========



                                See accompanying notes.

                                  BARNES GROUP INC.
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)


          LIABILITIES AND STOCKHOLDERS' EQUITY     June 30,   December 31,
                                                     1997        1996
                                                  --------   ------------
                                                  (Unaudited)
          Current liabilities
            Notes payable                          $  5,704    $  1,767
            Accounts payable                         37,784      30,363
            Accrued liabilities                      42,269      46,152
            Guaranteed ESOP obligation-current        2,641       2,540
                                                   --------    --------
              Total current liabilities              88,398      80,822

          Long-term debt                             70,000      70,000

          Guaranteed ESOP obligation                  3,605       4,951

          Accrued retirement benefits                68,711      69,085

          Other liabilities                           7,178       7,934

          Stockholders' equity
            Common stock-par value $.01 per share
              Authorized: 60,000,000 shares
              Issued: 22,037,769 shares stated at       220      15,737
            Additional paid-in capital               45,563      28,347
            Retained earnings                       171,088     156,698
            Foreign currency translation
              adjustments                           (11,792)    (10,087)
            Treasury stock at cost,
              1997-1,730,940 shares
              1996-2,046,009 shares                 (22,630)    (26,040)

            Guaranteed ESOP obligation               (6,246)     (7,491)
                                                   --------    --------
          Total stockholders' equity                176,203     157,164
                                                   --------    --------
          Total liabilities and stockholders'
            equity                                 $414,095    $389,956
                                                   ========    ========

                                See accompanying notes.


                                  BARNES GROUP INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Six Months ended June 30, 1997 and 1996
                               (Dollars in thousands)
                                     (Unaudited)
                                                           1997    1996
                                                         -------  -------
       Operating Activities:
         Net income                                      $20,832  $15,295
         Adjustments to reconcile net income to
          net cash from operating activities:
            Depreciation and amortization                 13,906   13,895
            Gain on sale of property, plant and
              equipment                                     (305)    (287)
            Translation losses                               115      138
            Changes in assets and liabilities:
              Accounts receivable                        (11,935)  (9,138)
              Inventories                                 (1,929)  (9,080)
              Accounts payable                             7,652     (389)
              Accrued liabilities                         (5,006)     504
              Deferred income taxes                          463     (925)
              Other liabilities and assets                (1,918)  (1,530)
                                                         -------  -------
       Net Cash Provided by Operating Activities          21,875    8,483

       Investing Activities:
         Proceeds from sale of property, plant
           and equipment                                   1,295    1,172
         Capital expenditures                            (19,212) (15,130)
         Other                                              (239)    (747)
                                                         -------  -------
       Net Cash Used by Investing Activities             (18,156) (14,705)

       Financing Activities:
         Net increase in notes payable                     4,012   15,436
         Proceeds from the issuance of common stock        5,439    3,903
         Payments to acquire treasury stock               (1,226)      --
         Dividends paid                                   (6,413)  (5,961)
                                                         -------  -------
       Net Cash Provided by Financing Activities           1,812   13,378

       Effect of exchange rate changes on cash flows        (363)    (582)
                                                         -------  -------
       Increase in cash and cash equivalents               5,168    6,574

       Cash and cash equivalents at beginning of period   23,986   17,868
                                                         -------  -------
       Cash and cash equivalents at end of period        $29,154  $24,442
                                                         =======  =======

                               See accompanying notes.

          Notes to Consolidated Financial Statements:

          1.   Summary of Significant Accounting Policies
               ------------------------------------------

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, please refer to the consolidated financial statements and footnotes included in the company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


          2.   Common Stock
               ------------

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

               All references to shares and per share amounts in the consolidated financial statements and accompanying notes have been adjusted retroactively for the three-for-one stock split. Stockholders' equity at June 30, 1997 reflects the effect of the stock split and change in par value per share. These changes reduced the common stock account by $15.5 million and increased the additional paid-in capital account by a like amount.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                                 Results of Operations
                                 ---------------------

          The company's second quarter 1997 sales were up 9% to $165.9 million compared to $152.6 million in 1996. Operating income increased 21% to $17.5 million versus 1996 results of $14.4 million. The second quarter 1997 operating margin improved to 10.5% compared to 9.5% in the 1996 second quarter. The 1997 second quarter results reflect period-over-period sales gains in all three business segments, operating income growth in Barnes Aerospace and Bowman Distribution and continued strong operating results at Associated Spring.

          The company's 1997 first half sales were $324.0 million, up 7% from $302.7 million in 1996 reflecting sales gains in all three business segments. First half operating income was $34.3 million, an increase of 34% over the $25.7 million reported in 1996. The 1997 six month operating margin was 10.6% versus 8.5% in the comparable 1996 period.

                      Segment Review - Sales and Operating Income
                      -------------------------------------------

          Associated Spring segment sales for the second quarter and six months ending June 30, 1997 rose approximately 3% over the comparable 1996 periods. Sales for the 1997 second quarter were $74.8 million and $148.5 million year to date. The sales gains were due to the continued strength of the domestic automotive and durable goods markets, gains in the Brazilian and distribution businesses and a second quarter increase in sales reported by the Singapore operation. Operating income declined in both 1997 periods compared to 1996 primarily due to the disappointing results reported by the group's Mexican operation.

          Bowman Distribution's second quarter 1997 segment sales increased 6% to $57.1 million, and first half sales were $111.9 million, up 3% over 1996. Operating income gains more than kept pace with sales. The sales and operating income increases reflect strong gains made in Bowman's U.S. business due largely to increased penetration of large accounts, particularly railroads and electric utilities. Excellent progress was made in Europe to improve profitability.

          Barnes Aerospace segment sales for 1997's second quarter were $34.3 million, up 32% over 1996 and first half sales improved 30% to $64.3 million over 1996. Strong gains in sales and operating income were reported by all three of the group's business units, as they benefited from the upturn in the commercial aircraft engine and airframe markets.

                              Non-operating Income/Expense
                              ----------------------------

          Other income for the second quarter and first half of 1997 increased compared to 1996 primarily due to higher profits from the company's joint venture, NASCO.

          Other expenses decreased in the second quarter and first six months of 1997 compared to 1996 primarily due to lower foreign exchange and translation losses.

                                      Income Taxes
                                      ------------

          The company's 1997 second quarter and first half effective tax rate was 37.5%, compared to the effective rate of 37.0% in the comparable 1996 periods. The increase was due to U.S. income, with income tax rates higher than the foreign tax rates, comprising a greater percentage of consolidated income before taxes in 1997 as compared to 1996.

                          Net Income and Net Income Per Share
                          -----------------------------------

          The consolidated net income for the second quarter of 1997 was $10.7 million, or 53 cents per share, compared to 1996's second quarter net income of $8.7 million, or 43 cents per share. This is the company's best quarter ever and the second consecutive record breaking quarter.

          Consolidated net income for the first six months of 1997 was $20.8 million, or $1.03 per share, compared to 1996's net income of $15.3 million, or 77 cents per share.

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FAS 128"), "Earnings Per Share", requiring the dual presentation of basic and diluted earnings per share. The company is required to adopt the provisions of the Statement in the fourth quarter of 1997. If earnings per share for the quarters had been computed under the provisions of FAS 128 the results would be:

                                    Three months        Six months
                                   ended June 30,     ended June 30,
          Earnings Per Share       1997      1996     1997       1996
                                   ----      ----     ----       ----
            As Reported            $.53      $.43     $1.03      $.77
            Pro forma:
               Basic                .53       .43      1.03       .77
               Diluted              .52       .43      1.01       .76

                                  Financial Condition
                                  -------------------
                                       Cash Flows
                                       ----------

          In the first half of 1997, operating activities provided $21.9 million of cash flow, $13.4 million higher than in 1996. While earnings were strong in both years, better working capital management in 1997 versus 1996 provided nearly $8 million of incremental cash flow.

          Net cash used for investing activities during the first six months of 1997 was $18.2 million compared to $14.7 million in 1996's first half. The increase in 1997 reflects higher levels of capital expenditures as all three operating groups continue to expand capacity and improve productivity, quality and customer service by investing in new manufacturing equipment and new hardware and software for the customer information technologies systems project at Bowman.

          In the first half of 1997, net cash provided by financing activities was $1.8 million compared to $13.4 million provided in the first half of 1996. The increase in notes payable in 1996 partially funded the cash needed for investing activities and the increase in cash and cash equivalents. In 1997, investing activities were funded in large part from cash provided by operations. The proceeds from the issuance of common stock for both periods was largely due to the exercise of stock options. Dividends paid to shareholders increased in 1997 over 1996 reflecting an increase in the dividend rate in the first half of 1997 to 32 cents per share versus 30 cents per share in the first half of 1996.

                            Liquidity and Capital Resources
                            -------------------------------

          During 1997 and 1996, the company maintained long-term debt of $70.0 million, comprised, in part, of borrowings under its short-term bank credit lines backed by its long-term revolving credit agreement. At June 30, 1997, the company classified as long-term debt $10.3 million of borrowings under its lines of credit and $6.2 million of the current portion of its long-term debt. The company has both the intent and the ability, through its revolving credit agreement, to refinance these amounts on a long-term basis. The company considers this a cost effective way to manage its long-term financing needs.

          The company maintains substantial bank borrowing facilities to supplement cash generated internally. At June 30, 1997, the company had $150.0 million of borrowing capacity available under its revolving credit agreement of which none was borrowed. In addition, the company had approximately $120.0 million in uncommitted short-term bank credit lines, of which $12.0 million was in use at June 30, 1997. The interest rate on this borrowing was 5.83%. The company believes these credit facilities coupled with cash generated from operations are adequate for its anticipated future requirements.

          PART II. OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K
                   --------------------------------

                   (a) Exhibits

                       Exhibit 27. Financial Data Schedule

                   (b) Reports on Form 8-K

                       One report dated April 8, 1997 was filed. It addressed the proposal to stockholders to approve the amendment of the company's Restated Certificate of Incorporation. The amendment, as approved, increased the number of authorized common shares from 20 million to 60 million and reduced the par value of common and preferred stock from $1.00 to $0.01 per share. The stockholder approval of the amendment was a condition to the three-for-one common stock split approved by the Board of Directors, February 21, 1997.

                                       SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Barnes Group Inc.
                                                    (Registrant)


          Date  August 13, 1997    By  /s/ John J. Locher
                ---------------        -------------------------------------
                                       John J. Locher
                                       Vice President, Treasurer
                                       (the principal financial officer)


          Date  August 13, 1997    By  /s/ Francis C. Boyle, Jr.
                ---------------        -------------------------------------
                                       Francis C. Boyle, Jr.
                                       Vice President, Controller
                                       (the principal accounting officer)