Form 10-Q
period 1997-09-30
BARNES GROUP INC
filed 1997-11-14
CIK 9984

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                       FORM 10-Q
          (Mark One)
          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended September 30, 1997
                                              or
          ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                           November 11, 1997 - 20,287,400

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

                  For the Quarterly period ended September 30, 1997


          DESCRIPTION                                                 PAGES
          -----------                                                 -----
          PART I.    FINANCIAL INFORMATION

             ITEM 1. Financial Statements

                     Consolidated Statements of Income
                     for the nine months and third quarter
                     ended September 30, 1997 and 1996                   3

                     Consolidated Balance Sheets as of
                     September 30, 1997 and December 31, 1996          4-5

                     Consolidated Statements of Cash Flows
                     for the nine months ended September 30,
                     1997 and 1996                                       6

                     Notes to Consolidated Financial
                     Statements                                          7

             ITEM 2. Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                       8-11

          PART II.   OTHER INFORMATION

             ITEM 6. Exhibits and Reports on Form 8-K                   11

                     Signatures                                         11

          PART I.  FINANCIAL INFORMATION

          Item 1.  Financial Statements

                                  BARNES GROUP INC.
                          CONSOLIDATED STATEMENTS OF INCOME

                    (Dollars in thousands, except per share data)
                                     (Unaudited)

                                 Three months ended     Nine months ended
                                    September 30,         September 30,
                                 -------------------    -------------------
                                   1997       1996        1997       1996
                                 --------   --------    --------   --------
          Net sales              $158,538   $147,080   $482,538    $449,775

          Cost of sales           105,341     94,897    319,530     290,957
          Selling and admin-
           istrative expenses      37,061     37,506    112,585     118,465
                                 --------   --------   --------    --------
                                  142,402    132,403    432,115     409,422
                                 --------   --------   --------    --------
          Operating income         16,136     14,677     50,423      40,353

          Other income              1,621      1,024      3,743       3,077

          Interest expense          1,178      1,323      3,703       3,911
          Other expenses              347        556        900       1,419
                                 --------   --------   --------    --------
          Income before income
           taxes                   16,232     13,822     49,563      38,100

          Income taxes              6,087      5,114     18,586      14,097
                                 --------   --------   --------    --------

          Net income             $ 10,145   $  8,708   $ 30,977    $ 24,003
                                 ========   ========   ========    ========

          Per common share:
           Net income            $    .50   $    .44   $   1.53    $   1.21

           Dividends                  .16        .15        .48         .45

          Average common shares
           outstanding         20,302,282 19,992,237 20,232,625  19,890,153


                                See accompanying notes.

                                  BARNES GROUP INC.
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)



          ASSETS                                September 30, December 31,
                                                    1997         1996
                                                 ---------     --------
                                                 (Unaudited)
          Current assets
            Cash and cash equivalents             $ 36,466     $ 23,986

            Accounts receivable, less allowances
             (1997-$2,797; 1996-$3,158)             94,904       88,060

            Inventories
              Finished goods                        32,896       30,285
              Work-in-process                       18,082       17,730
              Raw materials and supplies            14,360       16,927
                                                  --------     --------
                                                    65,338       64,942
            Deferred income taxes and prepaid
              expenses                              15,986       13,310
                                                  --------     --------
              Total current assets                 212,694      190,298

          Deferred income taxes                     22,863       23,575

          Property, plant and equipment            335,587      320,604

            Less accumulated depreciation          200,059      189,533
                                                  --------     --------
                                                   135,528      131,071

          Goodwill                                  19,016       19,441

          Other assets                              27,085       25,571
                                                  --------     --------
          Total assets                            $417,186     $389,956
                                                  ========     ========

                                See accompanying notes.

                                  BARNES GROUP INC.
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)


          LIABILITIES AND STOCKHOLDERS' EQUITY  September 30, December 31,
                                                     1997        1996
                                                  --------     --------
                                                  (Unaudited)
          Current liabilities
            Notes payable                          $  2,263    $  1,767
            Accounts payable                         38,444      30,363
            Accrued liabilities                      45,252      46,152
            Guaranteed ESOP obligation-current        2,693       2,540
                                                   --------    --------
              Total current liabilities              88,652      80,822

          Long-term debt                             70,000      70,000

          Guaranteed ESOP obligation                  2,912       4,951

          Accrued retirement benefits                68,533      69,085

          Other liabilities                           7,330       7,934

          Stockholders' equity
            Common stock-par value $.01 per share
              Authorized: 60,000,000 shares
              Issued: 22,037,769 shares stated at       220      15,737
            Additional paid-in capital               46,227      28,347
            Retained earnings                       177,818     156,698
            Foreign currency translation
              adjustments                           (13,743)    (10,087)
            Treasury stock at cost,
              1997-1,787,093 shares
              1996-2,046,009 shares                 (25,158)    (26,040)

            Guaranteed ESOP obligation               (5,605)     (7,491)
                                                   --------    --------
          Total stockholders' equity                179,759     157,164
                                                   --------    --------
          Total liabilities and stockholders'
            equity                                 $417,186    $389,956
                                                   ========    ========

                                See accompanying notes.

                                  BARNES GROUP INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine Months ended September 30, 1997 and 1996
                               (Dollars in thousands)
                                     (Unaudited)
                                                           1997      1996
                                                         -------   -------
       Operating activities:
         Net income                                      $30,977   $24,003
         Adjustments to reconcile net income to
          net cash from operating activities:
            Depreciation and amortization                 21,033    20,507
            Gain on sale of property, plant and
              equipment                                     (267)     (499)
            Translation losses                               121       260
            Changes in assets and liabilities:
              Accounts receivable                         (7,395)  (10,040)
              Inventories                                 (1,147)  (10,796)
              Accounts payable                             8,523     1,773
              Accrued liabilities                         (1,761)    4,758
              Deferred income taxes                          180    (1,033)
              Other liabilities and assets                (3,311)   (2,261)
                                                         -------   -------
       Net cash provided by operating activities          46,953    26,672
       Investing activities:
         Proceeds from sale of property, plant
           and equipment                                   1,412     1,339
         Capital expenditures                            (26,253)  (25,073)
         Other                                            (1,213)     (403)
                                                         -------   -------
       Net cash used by investing activities             (26,054)  (24,137)
       Financing activities:
         Net increase in notes payable                       580     6,400
         Proceeds from the issuance of common stock        6,507     4,362
         Payments to acquire treasury stock               (4,518)       --
         Dividends paid                                   (9,805)   (8,961)
                                                         -------   -------
       Net cash (used) provided by financing activities   (7,236)    1,801
       Effect of exchange rate changes on cash flows      (1,183)     (766)
                                                         -------   -------
       Increase in cash and cash equivalents              12,480     3,570
       Cash and cash equivalents at beginning of period   23,986    17,868
                                                         -------   -------
       Cash and cash equivalents at end of period        $36,466   $21,438
                                                         =======   =======

                                See accompanying notes.

          Notes to Consolidated Financial Statements:

          1.   Summary of Significant Accounting Policies
               ------------------------------------------

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. For additional information, please refer to the consolidated financial statements and notes included in the company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine-month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


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

               All references to shares and per share amounts in the consolidated financial statements and accompanying notes have been adjusted retroactively for the three-for-one stock split. Stockholders' equity at September 30, 1997, reflects the effect of the stock split and change in par value per share. These changes reduced the common stock account by $15.5 million and increased the additional paid-in capital account by a like amount.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                 Results of Operations
                                 ---------------------

          The company's third quarter 1997 sales were up 8% to $158.5 million compared to $147.1 million in 1996. Operating income increased 10% to $16.1 million versus 1996 results of $14.7 million. The 1997 first nine months sales were $482.5 million, up 7% from $449.8 million in 1996. The 1997 year-to-date operating income was $50.4 million, an increase of 25% over the $40.4 million reported in 1996. The 1997 nine month operating margin was 10.4% versus 9.0% in the comparable 1996 period. The results for 1997 reflect the strong period-over-period sales and operating income growth in the Barnes Aerospace businesses. The strong sales and profit performance in the company's aerospace segment was somewhat offset by the slowdown among North American automotive manufacturers and its impact on the company's Associated Spring segment.



                      Segment Review - Sales and Operating Income
                      -------------------------------------------

          Associated Spring sales for the third quarter and nine months ending September 30, 1997 increased approximately 2% over both comparable 1996 periods. Sales for the 1997 third quarter were $69.9 million and $218.4 million year to date. Slower sales growth was reported due to a slowdown in the domestic automotive market. Operating income for 1997 declined for the three and nine month periods compared to 1996, a result of higher manufacturing costs and selling and administrative expenses.

          Bowman Distribution's 1997 third quarter and nine month sales were $54.1 million and $166.0 million, a 3% increase over the comparable 1996 periods in spite of the UPS strike's negative impact on shipments. The group's operating income also improved for the quarter and year-to-date. The gains in sales and operating income reflect the progress made in cultivating the large, multi-location customer business in the United States, specifically in the industrial and transportation markets. Additionally, Bowman continues to improve profitability in the European market.

          Barnes Aerospace sales for the third quarter and first nine months of 1997 increased in excess of 30% over the same 1996 periods to $34.8 million and $99.1 million. Very strong gains in operating income were also reported as the entire group capitalized on the improved commercial aviation engine and airframe markets.

                              Non-operating Income/Expense
                              ----------------------------

          Other income for the third quarter and first nine months of 1997 increased over 1996 primarily due to foreign exchange gains recognized in 1997, compared to losses recognized in 1996. The 1996 foreign exchange losses were included in other expenses. The foreign exchange gain in 1997 included $1.1 million related to our U.S. dollar based investment in Singapore.

                                      Income Taxes
                                      ------------

          The company's 1997 third quarter and first nine months effective tax rate was 37.5%, compared to the effective rate of 37.0% in the comparable 1996 periods. The increase was due to U.S. income, with income tax rates higher than the foreign tax rates, comprising a greater percentage of consolidated income before taxes in 1997 as compared to 1996.

                          Net Income and Net Income Per Share
                          -----------------------------------

          The consolidated net income for the third quarter of 1997 was $10.1 million, or 50 cents per share, up 17% compared to the third quarter of 1996 net income of $8.7 million, or 44 cents per share. This is the most profitable third quarter in the company's history.

          Consolidated net income for the nine month period in 1997 was $31.0 million, or $1.53 per share, up 29% compared to 1996's net income of $24.0 million, or $1.21 per share. Earnings for the nine month period in 1997 also set a new high for the company.

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FAS 128"), "Earnings Per Share", requiring the dual presentation of basic and diluted earnings per share. The company is required to adopt the provisions of the Statement in the fourth quarter of 1997. If earnings per share for the quarters had been computed under the provisions of FAS 128 the results would be:

                                 Three months ended  Nine months ended
                                    September 30,      September 30,
          Earnings Per Share       1997      1996     1997       1996
                                   ----      ----     ----       ----
            As Reported            $.50      $.44     $1.53      $1.21
            Pro forma:
               Basic                .50       .44      1.53       1.21
               Diluted              .49       .43      1.50       1.19

                                  Financial Condition
                                  -------------------
                                       Cash Flows
                                       ----------

          In the first nine months of 1997, operating activities provided $47.0 million of cash flow, $20.3 million higher than in 1996. Improved earnings contributed $7.0 million of the increase, while the improvement in working capital management in 1997 provided $12.7 million of incremental cash flow compared to 1996.

          Net cash used for investing activities during the first three quarters of 1997 was $26.1 million compared to $24.1 million in 1996. The 1997 increase reflects higher levels of investment in property, plant and equipment. The company has made a strong commitment to the future as it begins to purchase new hardware and software for Bowman Distribution's customer information technologies systems project. In addition, Associated Spring and Barnes Aerospace continue to expand capacity and improve productivity, quality and customer service by investing in new manufacturing equipment and technology.

          During the first nine months of 1997, net cash used by financing activities was $7.2 million compared to funds provided of $1.8 million in 1996. The fluctuation is primarily attributable to reduced borrowing in 1997 and $4.5 million of stock repurchases during 1997. Dividends paid to shareholders increased $0.8 million in 1997, reflecting a 7% increase in the dividend rate. The proceeds from the issuance of common stock for both the 1997 and 1996 periods was largely from the exercise of stock options.


                            Liquidity and Capital Resources
                            -------------------------------

          During 1997 and 1996, the company maintained long-term debt of $70.0 million, comprised, in part, of borrowings under its short-term bank credit lines backed by its long-term revolving credit agreement. At September 30, 1997, the company classified as long-term debt $13.4 million of borrowings under its lines of credit and $6.2 million of the current portion of its long-term debt. The company has both the intent and the ability, through its revolving credit agreement, to refinance these amounts on a long-term basis. The company considers this a cost effective way to manage its long-term financing needs.

          The company maintains substantial bank borrowing facilities to supplement cash generated internally. At September 30, 1997, the company had $150.0 million of borrowing capacity available under its revolving credit agreement of which none was borrowed. In addition, the company had approximately $130.0 million in uncommitted short-term bank credit lines, of which $14.0 million was in use at September 30, 1997. The interest rate on this borrowing was 5.82%. The company believes these credit facilities coupled with cash generated from operations are adequate for its anticipated future requirements.


          PART II. OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K
                   --------------------------------

               (a) Exhibits

                   Exhibit 27. Financial Data Schedule

               (b) Reports on Form 8-K

                   No reports on Form 8-K, Item 5, Other Events, were filed during the quarter ended September 30, 1997.

                                       SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Barnes Group Inc.
                                                    (Registrant)


          Date  November 14, 1997    By /s/ Terry M. Murphy
                -----------------      -------------------------------------
                                       Terry M. Murphy
                                       Senior Vice President-Finance
                                       (the principal financial officer)


          Date  November 14, 1997    By /s/ Francis C. Boyle, Jr.
                -----------------      -------------------------------------
                                       Francis C. Boyle, Jr.
                                       Vice President, Controller
                                       (the principal accounting officer)