Form 10-K
period 1997-12-31
BARNES GROUP INC
filed 1998-03-11
CIK 9984

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

         _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from        to

                          Commission file number 1-4801

                                BARNES GROUP INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      06-0247840
            --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

123 MAIN STREET, BRISTOL, CONNECTICUT                                 06011-0489
-------------------------------------                                 ----------
(Address of Principal Executive Office)                               (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (860) 583-7070
                                                           --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

   Title of each class                 Name of each exchange on which registered
   -------------------                 -----------------------------------------
Common Stock, $0.01 Par Value                    New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

The aggregate market value of the registrant's voting stock held by non-affiliates amounted to $509,179,001 as of January 31, 1998. The registrant had outstanding 20,165,505 shares of common stock as of January 31, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Parts I and II incorporate information by reference from the registrant's 1997 Annual Report to Stockholders. Part III incorporates information by reference from the registrant's Proxy Statement dated March 11, 1998.

                                     PART I


Item 1.           Business.

                  The Company was organized as a Delaware corporation in 1925. The Company is in three businesses: Bowman Distribution, a distributor of consumable repair and replacement products for industrial, heavy equipment, and transportation maintenance markets; Associated Spring, a manufacturer and distributor of custom-made springs and other close-tolerance engineered metal components; and Barnes Aerospace, a manufacturer of precision machined and fabricated assemblies for the aircraft and aerospace industries and a refurbisher of jet engine components.*

                  Bowman Distribution. Bowman Distribution is engaged in distributing in the United States, Canada, the United Kingdom and France, a variety of replacement parts and other products, including fasteners and special purpose hardware, automotive parts, automotive specialties and accessories, general purpose electric and gas welding supplies, industrial maintenance supplies, and industrial aerosols such as adhesives, lubricants, and sealants.

                  The products sold by Bowman Distribution are generally not manufactured by the Company, but are obtained from a number of outside suppliers. The vast majority of the products are repackaged and sold under Bowman's labels.

                  Sales by Bowman Distribution in the United States and Canada are primarily to industrial and food processing plants, chemical and petrochemical process industries, contractors, new-car dealers, garages, service stations, operators of vehicle fleets, railroads, electric utilities and airline ground maintenance facilities.

                  Associated Spring. Associated Spring manufactures and distributes a wide variety of custom metal parts for mechanical purposes. It is equipped to produce practically every type of spring requiring precision engineering, as well as an extensive variety of precision metal components and assemblies. Its products range in size from fine hairsprings for instruments to large springs for heavy machinery, and its output of a given metal part may vary in amount from a few units to several million. Associated Spring does not produce leaf springs or bed springs.

                  Associated Spring's custom metal parts are sold in the United States and through the Company's foreign subsidiaries to manufacturers in many industries, chiefly for use as components in their own products. Custom metal parts are sold primarily

------------------
*As used in this annual report, "Company" refers to the registrant and its consolidated subsidiaries except where the context requires otherwise, and "Associated Spring," "Barnes Aerospace," and "Bowman Distribution" refer to the above-defined businesses, but not to separate corporate entities.

through Associated Spring's sales employees. In view of the diversity of functions which Associated Spring's custom metal parts perform, Associated Spring's output is characterized by little standardization, with the major portion being manufactured to customer specifications.

                  The automotive and automotive parts industries constitute Associated Spring's largest single custom metal parts market. Other important outlets include manufacturers of industrial and textile machinery, motors, generators, electronic equipment, aircraft, diesel and other internal combustion engines, household appliances and fixtures, hardware, office equipment, agricultural equipment, railroad equipment, general machinery and scientific instruments.

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

                  Associated Spring also has manufacturing operations in Brazil, Canada, Mexico and Singapore, and distribution operations in the United Kingdom and France. The Company has retained a minority interest of 15% in its former subsidiary in Argentina.

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

                  Barnes Aerospace. Barnes Aerospace is engaged in the advanced fabrication and precision machining of components for jet engines and airframes as well as the repair and overhaul of jet engine components. The Original Equipment Manufacture (OEM) and overhaul and repair businesses constitute the Barnes Aerospace group.

                  The OEM division consists of three facilities located at Windsor, Connecticut, Lansing, Michigan and Ogden, Utah. The Windsor plant manufactures machined and fabricated parts as well as assemblies. It specializes in the machining of difficult-to-process aircraft engine superalloys. Manufacturing processes include computer numerically controlled machining, electrical discharge machining, laser drilling, creep-feed grinding and automated deburring. Customers include gas turbine engine manufacturers for commercial and military jets as well as land-based turbines. The Lansing and Ogden plants specialize in hot forming and fabricating titanium and other high-temperature alloys such as hastelloy and inconel for use in precision details and assemblies for aircraft engine and airframe applications. They utilize advanced manufacturing processes including superplastic forming and diffusion bonding.

                  The overhaul and repair business, which maintains facilities in Windsor, Connecticut and Singapore, specialize in refurbishing jet engine components. Electron beam welding and plasma spray are two of the major processes used by this business. Customers include approximately 30 airlines and engine overhaul businesses worldwide and the U.S. military.

                  Segment Analysis. The analysis of the Company's revenue from sales to unaffiliated customers, operating income and identifiable assets by industry segments and geographic areas appearing on pages 29 and 30 of the Company's 1997 Annual Report to Stockholders, included as Exhibit 13 to this report, is incorporated by reference.

                  Competition. The Company competes with many other companies, large and small, engaged in the manufacture and sale of custom metal parts (including aerospace components). The Company believes Associated Spring is the largest domestic manufacturer of precision springs used for mechanical purposes. The Company also faces active competition in the products sold by Bowman Distribution. The principal methods of competition for the Company's three businesses include service, quality, price, reliability of supply, and also, in the case of Associated Spring and Barnes Aerospace, technology and design.

                  Backlog. The backlog of the Company's orders believed to be firm amounted to $185,336,000 at the end of 1997, as compared with $151,142,000 at the end of 1996. Of the 1997 year-end backlog, $131,427,000 is attributable to the Barnes Aerospace Group and all of the balance is attributable to the Associated Spring Group. $29,487,000 of Barnes Aerospace's backlog is not expected to be shipped in 1998. Substantially all of the remainder of the Company's backlog is expected to be shipped during 1998.

                  Raw Materials and Customers. None of the Company's divisions or groups are dependent upon any single source for any of their principal raw materials or products for resale, and all such materials and products are readily available. No one customer accounted for more than 10% of total sales in 1997. Automotive manufacturers and manufacturers of electronic products are important customers of Associated Spring. Sales by Barnes Aerospace to two domestic jet engine manufacturers accounted for approximately 53% of its business. Bowman Distribution is not dependent on any one or a few customers for a significant portion of its sales.

                  Research and Development. Although most of the products manufactured by the Company are custom parts made to the customers' specifications, the Company is engaged in continuing efforts aimed at discovering and implementing new knowledge that is useful in developing new products or services or improving significantly existing products or services. The Company spent approximately $3,625,000 on its research and development activities in 1997, as compared to expenditures of approximately $3,957,000 in 1996 and $3,087,000 in 1995. There were no significant customer-sponsored research and development activities.

                  Patents and Trademarks. Patents, licenses, franchises and concessions are not material to any of the Company's businesses.

                  Employees. As of the date of this report, the Company employs approximately 3,900 people, 670 of which are union employees. The Company considers its relations with its employees to be good.

                  Environmental Laws. Compliance with federal, state, and local laws which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect and is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of the Company.


Item 2.           Properties.

                  The Company and its Canadian subsidiary operate 12 manufacturing plants and 14 warehouses at various locations throughout the United States and Canada, of which all of the plants and 6 of the warehouses are owned and the others are leased. Of the properties which are owned, none are subject to any encumbrance. The Company's other foreign subsidiaries own or lease plant or warehouse facilities in the countries where their operations are conducted. The listing of the facility locations of each of the Company's businesses contained in the Directory of Operations, which appears on page 34 of the 1997 Annual Report to Stockholders included as Exhibit 13 to this report, is incorporated by reference.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  No matter was submitted during the fourth quarter of 1997 to a vote of security holders.

                  The following information is included in accordance with the provisions of Item 401(b) of Regulation S-K:

                                     Executive Officers of the Company*

                                                                                           Age as of
Executive Officer                                    Position                           December 31, 1997
-----------------                                    --------                           -----------------

Theodore E. Martin              President and Chief Executive Officer                          58
                                (since 1995)

Cedric D. Beckett               Vice President, Barnes Group Inc. and President,               33
                                Barnes Aerospace (since 1997)

Francis C. Boyle, Jr.           Vice President, Controller (since 1997)                        47

Leonard M. Carlucci             Vice President, Barnes Group Inc. (since 1994)                 51
                                and President, Bowman Distribution (since 1995)

Ali A. Fadel                    Vice President, Barnes Group Inc. and President,               42
                                Associated Spring (since 1994)

William V. Grickis, Jr.         Vice President, General Counsel and Secretary                  47
                                (since 1997)

John J. Locher                  Vice President, Treasurer (since 1992)                         53

Terry M. Murphy                 Senior Vice President, Finance                                 49
                                (since 1997)

James A. Paynter                Senior Vice President, Human Resources (since                  57
                                1997)

* All officers are elected by the Board of Directors and serve an indefinite term at the discretion of the Board.

                  Except for Messrs. Beckett, Grickis, Murphy and Paynter, each of the Company's executive officers has been employed by the Company or its subsidiaries in an executive or managerial capacity for at least the past five years. Each officer holds office until his successor is chosen and qualified or otherwise as provided in the By-Laws. No family relationships exist among the executive officers of the Company.

                  Mr. Beckett joined the Company as Operations Analyst in June 1994; was promoted to Director, Operations, for Windsor Manufacturing in December 1994; and became Acting President of that unit in April 1995. In July 1995, he was named President, Windsor Manufacturing. He was thereafter promoted to President, Barnes Aerospace, OEM and Fabrications, in August 1997; and in November 1997, he was elected to the position of Vice President, Barnes Group Inc. and President, Barnes Aerospace. Prior to joining the Company, Mr. Beckett held various positions at the Hamilton Standard Division of United Technologies Corporation.

                  Mr. Grickis joined the Company as Vice President, General Counsel in February 1997, and was elected Secretary in October 1997. Prior to joining the Company Mr. Grickis was Corporate Counsel and Assistant Secretary of Loctite Corporation, a multinational manufacturer and marketer of specialty chemical adhesives and sealants.

                  Mr. Murphy joined the Company as Senior Vice President, Finance in September 1997. Prior to joining the Company Mr. Murphy was Vice President and Chief Financial Officer for Kysor Industrial Corporation, a major manufacturer of refrigeration equipment and transportation components.

                  Mr. Paynter joined the Company as Senior Vice President, Human Resources in May 1997. Prior to joining the Company Mr. Paynter was Senior Vice President of Human Resources for Grimes Aerospace Company, a major manufacturer of airframe products.

                                     PART II


Item 5.           Market for the Registrant's Common Stock and Related
                  Stockholder Matters.

                  The information regarding the Company's common stock contained on pages 25 and 26 of the Company's 1997 Annual Report to Stockholders is incorporated by reference. As of January 31, 1998, the Company's common stock was held by 3,828 stockholders of record. The Company's common stock is traded on the New York Stock Exchange.


Item 6.           Selected Financial Data.

                  The selected financial data for the last six years contained on pages 32 and 33 of the Company's 1997 Annual Report to Stockholders is incorporated by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  The financial review and management's analysis thereof appearing on pages 13 through 16 of the Company's 1997 Annual Report to Stockholders are incorporated by reference.


Item 8.           Financial Statements and Supplementary Data.

                  The financial statements and report of independent accountants appearing on pages 17 through 30 of the Company's 1997 Annual Report to Stockholders are incorporated by reference. See also the report of independent accountants included on page 13 below pursuant to Item 302(a) of Regulation S-K. The material under "Quarterly Data" on page 31 of the Company's 1997 Annual Report to Stockholders is also incorporated by reference.


Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.

                                    PART III


Item 10.         Directors and Executive Officers of the Company.

                 The material under "Election of Directors" on pages 1 through 4 of the Company's Proxy Statement dated March 11, 1998 is incorporated by reference. See also "Executive Officers of the Company," included above pursuant to Item 401(b) of Regulation S-K.


Item 11.         Executive Compensation.

                 The information under "Compensation of Directors" appearing on page 4 and the information under "Report of the Compensation Committee," "Compensation," "Stock Options," "Long-Term Incentive Awards," "Pension Plans," and "Change-In-Control Agreements" appearing on pages 6 through 13 of the Company's Proxy Statement dated March 11, 1998, is incorporated by reference.


Item 12.         Security Ownership of Certain Beneficial Owners and Management.

                 The information concerning this item appearing on pages 5 and 6 of the Company's Proxy Statement dated March 11, 1998, is incorporated by reference.


Item 13.         Certain Relationships and Related Transactions.

                 None.

                                     PART IV


Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.

               (a) The report of Price Waterhouse LLP, independent accountants, and the following financial statements and financial statement schedules are filed as part of this report:

                                                                                   Reference
                                                                   -------------------------------------------
                                                                                            Annual Report
                                                                        Form 10-K          to Stockholders
                                                                          (page)                (page)

Report of independent accountants                                           13                    30

Consolidated balance sheets at December 31, 1997 and 1996                                         18

Consolidated statements of income for the years ended December                                    17
31, 1997, 1996 and 1995

Consolidated statements of changes in stockholders' equity for                                    20
the years ended December 31, 1997, 1996 and 1995

Consolidated statements of cash flows for the years ended                                         19
December 31, 1997, 1996 and 1995

Notes to consolidated financial statements                                                      21-30

Supplementary information                                                                         31
     Quarterly data (unaudited)

Consolidated schedule for the years ended December 31, 1997,                14
1996 and 1995:
     Schedule II - Valuation and Qualifying Accounts

                All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                The consolidated financial statements listed in the above index which are included in the Annual Report to Stockholders of Barnes Group Inc. for the year ended December 31, 1997, are hereby incorporated by reference. With the exception of the pages listed in the above index and in Items 1, 2, 5, 6, 7 and 8, the 1997 Annual Report to Stockholders is not to be deemed filed as part of this report.

                (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                (c) The Exhibits required by Item 601 of Regulation S-K are filed as Exhibits to this Annual Report and indexed at pages 15 through 17 of this report.

                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Date: February 20, 1998

                                   BARNES GROUP INC.


                                   By   /s/ Theodore E. Martin
                                        -------------------------------------
                                        Theodore E. Martin
                                        President and Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the above date by the following persons on behalf of the Company in the capacities indicated.


/s/ Theodore E. Martin
------------------------------------------
Theodore E. Martin
President and Chief Executive Officer
(principal executive officer) and Director


/s/ Terry M. Murphy
------------------------------------------
Terry M. Murphy
Senior Vice President, Finance
(principal financial officer)


/s/ Francis C. Boyle, Jr.
------------------------------------------
Francis C. Boyle, Jr.
(principal accounting officer)


/s/ Thomas O. Barnes
------------------------------------------
Thomas O. Barnes
Director

/s/ Gary G. Benanav
------------------------------------------
Gary G. Benanav
Director


/s/ William S. Bristow, Jr.
------------------------------------------
William S. Bristow, Jr.
Director


/s/ Robert J. Callander
------------------------------------------
Robert J. Callander
Director


/s/ George T. Carpenter
------------------------------------------
George T. Carpenter
Director


/s/ Donna R. Ecton
------------------------------------------
Donna R. Ecton
Director


/s/ Robert W. Fiondella
------------------------------------------
Robert W. Fiondella
Director


/s/ Frank E. Grzelecki
------------------------------------------
Frank E. Grzelecki
Director


/s/ Marcel P. Joseph
------------------------------------------
Marcel P. Joseph
Director

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
of Barnes Group Inc.


Our audits of the consolidated financial statements for the years ended December 31, 1997, 1996 and 1995 referred to in our report dated January 21, 1998 appearing on page 30 of the 1997 Annual Report to Stockholders of Barnes Group Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule for the years ended December 31, 1997, 1996 and 1995 listed in Item 14(a) of this Form 10-K. In our opinion this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PRICE WATERHOUSE LLP
PRICE WATERHOUSE LLP


Hartford, Connecticut
January 21, 1998

                                BARNES GROUP INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1997, 1996 and 1995
                                 (in thousands)

                                             Provision
                       Balance at            charged to                                  Balance
                       beginning             costs and                                   at end of
                       of year               expenses              Deductions(1)         year
                       -------               --------              -------------         ----
1997
Allowance for          $3,158                $1,232                $1,329                $3,061
doubtful accounts

1996
Allowance for          $3,635                $  545                $1,022                $3,158
doubtful accounts

1995
Allowance for          $3,222                $1,577                $1,164                $3,635
doubtful accounts

------------------
(1) Write-offs, net of recoveries

                                  EXHIBIT INDEX

                                Barnes Group Inc.

                           Annual Report on Form 10-K
                      for the year ended December 31, 1997

Exhibit No.                       Description                                     Reference
-----------                       -----------                                     ---------

      3.1         Restated Certificate of Incorporation.        Filed with this report.

      3.2         Amended and Restated By-Laws.                 Filed with this report.

      4.1         Revolving Credit Agreement dated as of        Incorporated by referenced to Exhibit 4.1 to
                  December 1, 1991 among the Company and        the Company's report on Form 10-K for the
                  several commercial banks.                     year ended December 31, 1996.

      4.2         Sixth Amendment to Credit Agreement set       Filed with this report.
                  forth in Exhibit 4.1 dated as of December
                  1, 1997.

      4.3         Rights Agreement dated as of December 10,     Incorporated by reference to Exhibit 1 to
                  1996, between the Company and ChaseMellon     the Company's report on Form 8-A filed on
                  Shareholder Services, L.L.C.                  December 20, 1996.

      4.4         Note Agreement dated as of September 16,      Incorporated by reference to Exhibit 4.8 to
                  1991, among the Company and several           the Company's report on Form 10-K for the
                  insurance companies.                          year ended December 31, 1996.

      4.5         Note Purchase Agreement dated as of           Incorporated by reference to Exhibit 4.9 to
                  December 1, 1995, between the Company and     the Company's report on Form 10-K for the
                  several insurance companies.                  year ended December 31, 1995.

      10.1        The Company's Management Incentive            Incorporated by reference to Exhibit 10.1 to
                  Compensation Plan.                            the Company's report on Form 10-K for the
                                                                year ended December 31, 1995.

Exhibit No.                       Description                                     Reference
-----------                       -----------                                     ---------
      10.2        The Company's Long Term                       Incorporated by reference to Exhibit 10.2 to
                  Incentive Plan                                the Company's report on Form 10-K for the
                                                                year ended December 31, 1995.

      10.3        The Company's Retirement Benefit              Incorporated by reference to Exhibit 10.3 to
                  Equalization Plan.                            the Company's report on Form 10-K for the
                                                                year ended December 31, 1995.

      10.4        The Company's Supplemental Executive          Incorporated by reference to Exhibit 10.4 to
                  Retirement Plan.                              the Company's report on Form 10-K for the
                                                                year ended December 31, 1995.

      10.5        The Company's 1981 Stock Incentive Plan.      Incorporated by reference to Exhibit 10.5 to
                                                                the Company's report on Form 10-K for the
                                                                year ended December 31, 1996.

      10.6        The Company's 1991 Stock Incentive Plan, as   Incorporated by reference to Exhibit 10.6 to
                  amended February 21, 1997.                    the Company's report on Form 10-K for the
                                                                year ended December 31, 1996.

      10.7        The Company's Non-Employee Director           Incorporated by reference to Exhibit 10.7 to
                  Deferred Stock Plan.                          the Company's report on Form 10-K for the
                                                                year ended December 31, 1994.

      10.8        The Company's Amended and Restated            Incorporated by reference to Exhibit 10.8 to
                  Directors' Deferred Compensation Plan.        the Company's report on Form 10-K for the
                                                                year ended December 31, 1996.

      10.9        Consulting Agreement dated as of April 1,     Incorporated by reference to Exhibit 10.9 to
                  1994 between the Company and Wallace Barnes.  the Company's report on Form 10-K for the year ended December 31, 1994.

Exhibit No.                       Description                                     Reference
-----------                       -----------                                     ---------
     10.10        Addendum to Consulting Agreement set forth    Incorporated by reference to Exhibit 10.10
                  in Exhibit 10.9 dated as of May 22, 1995.     to the Company's report on Form 10-K for the
                                                                year ended December 31, 1995.

     10.11        The Company's Officer Enhanced Life           Incorporated by reference to Exhibit 10.11
                  Insurance Program.                            to the Company's report on Form 10-K for the
                                                                year ended December 31, 1993.

     10.12        The Company's Enhanced Life Insurance         Incorporated by reference to Exhibit 10.12
                  Program.                                      to the Company's report on Form 10-K for the
                                                                year ended December 31, 1993.

     10.13        The Company's Supplemental Senior Officer     Incorporated by reference to Exhibit 10.13
                  Retirement Plan.                              to the Company's report on Form 10-K for the
                                                                year ended December 31, 1996.

     10.14        The Company's Executive Officer Severance     Filed with this report.
                  Agreement.

       13         Portions of the 1997 Annual Report to         Filed with this report.
                  Stockholders

       21         List of Subsidiaries.                         Filed with this report.

       23         Consent of Independent Accountants.           Filed with this report.

       27         Financial Data Schedule.                       Filed with this report.

                  The Company agrees to furnish to the Commission, upon request, a copy of each instrument with respect to which there are outstanding issues of unregistered long-term debt of the Company and its subsidiaries the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

                  Except for Exhibit 13, which will be furnished free of charge, and Exhibits 21 and 23, which are included herein, copies of exhibits referred to above will be furnished at a cost of twenty cents per page to security holders who make a written request to the Secretary, Barnes Group Inc., Executive Office, 123 Main Street, P.O. Box 489, Bristol, Connecticut 06011-0489.