Form 10-Q
period 1998-03-31
BARNES GROUP INC
filed 1998-05-15
CIK 9984

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM l0-Q
          (Mark One)
          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 1998
                                              or
          ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                     Number of common shares outstanding at

                              May 7, 1998 - 20,281,216

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

                                   BARNES GROUP INC.
                                    FORM 10-Q INDEX
                     For the Quarterly period ended March 31, 1998





          DESCRIPTION                                                 PAGES
          -----------                                                 -----
          PART I.    FINANCIAL INFORMATION

             ITEM 1. Financial Statements

                     Consolidated Statements
                     of Income for the three months ended
                     March 31, 1998 and 1997                             3

                     Consolidated Balance Sheets as
                     of March 31, 1998 and December 31, 1997           4-5

                     Consolidated Statements of Cash Flows
                     for the three months ended March 31,
                     1998 and 1997                                       6

                     Notes to Consolidated Financial
                     Statements                                        7-8


             ITEM 2. Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                       8-11


          PART II. OTHER INFORMATION

             ITEM 4. Submission of Matters to Vote of
                     Security Holders                                   11

             ITEM 6. Exhibits and Reports on Form 8-K                   12

                     Signatures                                         12



          PART I.  FINANCIAL INFORMATION
          Item 1.  Financial Statements



                                  BARNES GROUP INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                     Three months ended March 31, 1998 and 1997
                    (Dollars in thousands, except per share data)
                                     (Unaudited)
                                                   1998             1997
                                                 --------         --------
          Net sales                              $168,916         $158,133

          Cost of sales                           111,358          102,946
          Selling and administrative expenses      38,178           38,383
                                                 --------         --------
                                                  149,536          141,329
                                                 --------         --------
          Operating income                         19,380           16,804

          Other income                              1,196              920

          Interest expense                          1,125            1,288
          Other expenses                              505              247
                                                 --------         --------
          Income before income taxes               18,946           16,189

          Income taxes                              7,105            6,071
                                                 --------         --------

          Net income                             $ 11,841         $ 10,118
                                                 ========         ========
          Per common share:
            Net income:
               Basic                             $    .59         $    .50
               Diluted                                .58              .49
            Dividends                                 .17              .15

          Average common shares outstanding    20,173,149       20,085,390





[FN]
                                See accompanying notes.

                                  BARNES GROUP INC.
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)



          ASSETS                                  March 31,   December 31,
                                                    1998         1997
                                                  --------    -----------
                                                 (Unaudited)
          Current assets
            Cash and cash equivalents             $ 40,429     $ 32,530

            Accounts receivable, less allowances
             (1998-$2,833; 1997-$3,061)             98,317       91,757

            Inventories
              Finished goods                        30,421       30,519
              Work-in-process                       19,740       17,369
              Raw materials and supplies            15,186       13,194
                                                  --------     --------
                                                    65,347       61,082
            Deferred income taxes and prepaid
              expenses                              17,559       17,648
                                                  --------     --------
              Total current assets                 221,652      203,017

          Deferred income taxes                     22,849       24,083

          Property, plant and equipment            342,584      334,836

            Less accumulated depreciation          206,380      201,006
                                                  --------     --------
                                                   136,204      133,830

          Goodwill                                  18,636       18,773

          Other assets                              27,917       28,275
                                                  --------     --------
          Total assets                            $427,258     $407,978
                                                  ========     ========

[FN]
                                See accompanying notes.

                                  BARNES GROUP INC.
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)


          LIABILITIES AND STOCKHOLDERS' EQUITY      March 31,    December 31,
                                                      1998           1997
                                                   ---------     -----------
                                                  (Unaudited)
          Current liabilities
            Notes payable                           $  8,759       $  2,437
            Accounts payable                          44,498         37,776
            Accrued liabilities                       45,105         46,966
            Guaranteed ESOP obligation-current         2,800          2,746
                                                    --------       --------
            Total current liabilities                101,162         89,925

          Long-term debt                              60,000         60,000
          Guaranteed ESOP obligation                   1,484          2,205
          Accrued retirement benefits                 67,209         67,486
          Other liabilities                            6,575          7,503

          Stockholders' equity
            Common stock-par value $0.01 per share
              Authorized: 60,000,000 shares
              Issued: 22,037,769 shares
                stated at par value                      220            220
            Additional paid-in capital                48,211         47,007
            Retained earnings                        192,288        183,857
            Accumulated other comprehensive income   (16,336)       (15,841)
            Treasury stock at cost,
              1998-1,807,818 shares
              1997-1,875,111 shares                  (29,271)       (29,433)

          Guaranteed ESOP obligation                  (4,284)        (4,951)
                                                    --------       --------
          Total stockholders' equity                 190,828        180,859
                                                    --------       --------
          Total liabilities and stockholders'
            equity                                  $427,258       $407,978
                                                    ========       ========

[FN]
                                See accompanying notes.

                               BARNES GROUP INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 1998 and 1997
                             (Dollars in thousands)
                                  (Unaudited)


                                                          1998      1997
       Operating Activities:                            -------   -------
         Net income                                     $11,841   $10,118
         Adjustments to reconcile net income to
           net cash from operating activities:
             Depreciation and amortization                7,110     6,785
             Loss (gain) on sale of property, plant
               and equipment                                  3      (137)
             Changes in assets and liabilities:
               Accounts receivable                       (6,609)  (13,825)
               Inventories                               (4,252)   (1,766)
               Accounts payable                           6,702     5,803
               Accrued liabilities                       (1,877)   (2,779)
               Deferred income taxes                      1,772       411
             Other                                         (169)   (1,348)
                                                        -------   -------
       Net Cash Provided by Operating Activities         14,521     3,262

       Investing Activities:
         Proceeds from sale of property, plant
           and equipment                                     70       766
         Capital expenditures                            (8,832)   (9,161)
         Other                                             (473)     (506)
                                                        -------   -------
       Net Cash Used by Investing Activities             (9,235)   (8,901)

       Financing Activities:
         Net increase in notes payable                    6,395     2,056
         Proceeds from the issuance of common stock       1,669     3,848
         Common stock repurchases                        (1,560)       --
         Dividends paid                                  (3,373)   (3,020)
                                                        -------   -------
       Net Cash Provided by Financing Activities          3,131     2,884

       Effect of exchange rate changes on cash flows       (518)      (99)
                                                        -------   -------
       Increase (decrease) in cash and cash equivalents   7,899    (2,854)

       Cash and cash equivalents at beginning of period  32,530    23,986
                                                        -------   -------
       Cash and cash equivalents at end of period       $40,429   $21,132
                                                        =======   =======

[FN]
                               See accompanying notes.

          Notes to Consolidated Financial Statements:

          1.   Summary of Significant Accounting Policies
               ------------------------------------------
               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, please refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

          2.   Other Comprehensive Income
               --------------------------
               In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and displaying comprehensive income and its components in a full-set of financial statements.
               For interim reporting, the Statement requires the disclosure of total comprehensive income for the periods presented. The Statement is effective for fiscal periods beginning after December 15, 1997.

               Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources". This would include net income and "other comprehensive income" but exclude the sale and repurchases of stock and distribution of dividends. The only item of "other comprehensive income" the Company has is foreign currency translation adjustments. The effect of these adjustments reduced comprehensive income in the first quarter of 1998 by $0.5 million to $11.3 million and by $1.7 million to $8.4 million in the comparable 1997 period.

          3.   Segment Disclosure
               ------------------
              Effective January 1, 1998, management responsibility for Raymond Distribution was transferred from the Associated Spring Group to the Bowman Distribution Group. Raymond is engaged in the distribution of industrial products and of standard stock wire and flat springs manufactured primarily by Associated Spring. The transfer of Raymond to the Bowman Group will maximize synergy in the Company's distribution operations. All references to prior year segment data have been restated to reflect this transfer.

              In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information". The Statement is effective for the Company's 1998 annual financial statements and interim periods beginning in the second year of application. Although management has not completed its review of the new Standard, it does not anticipate that adoption of the Standard will have a significant effect on the Company's reporting segments.


              Item 2.   Management's Discussion and Analysis of Financial
                               Condition and Results of Operations

                                 Results of Operations
                                 ---------------------
          The Company's first quarter 1998 consolidated sales were $168.9 million, up 6.8% from last year's results of $158.1 million. Operating income increased 15.3% in 1998 to $19.4 million compared to $16.8 million in 1997. Operating income margin in 1998 was 11.5%, compared to 10.6% in the prior year's first quarter. These results reflect period-over-period sales and earnings growth in all three business segments. Consolidated cost of sales as a percentage of sales was 65.9% in 1998 versus 65.1% in 1997.
          Selling and administrative expenses were 22.6% of sales compared to 24.3% in 1997's first quarter.


                       Segment Review-Sales and Operating Income
                      ------------------------------------------
          Associated Spring segment sales for first quarter 1998 increased
          3.0% over last year's comparable period. Sales were $68.5 million versus $66.5 million in 1997. Operating income was slightly higher than last year's strong performance. The group's North American operations reported solid quarter-over-quarter growth on the continued strength of the automotive and durable goods markets. The Mexico operation reported a much improved first quarter having overcome the operating problems encountered in the second quarter of 1997. The Singapore operation reported lower sales and profits primarily due to softer telecommunications and electronics business.

          Bowman Distribution segment sales increased 2.7% to $66.5 million in the first three months of 1998 versus $64.8 million in 1997 as nearly all units reported sales gains. All units improved their operating results over 1997's first quarter. These gains resulted from the expansion of business with large, multi-location maintenance, repair and operating supply customers as well as cost containment within the selling and administrative expense functions.

          Barnes Aerospace segment first quarter 1998 sales of $37.7 million, improved 25.7% over a strong first quarter 1997 sales of $30.0 million. Significant sales gains were reported in both the original equipment manufacture and overhaul and repair businesses. This is a result of the strong commercial aviation engine and airframe markets. Operating income for the group also improved substantially over the very solid 1997 first quarter results.

                             Non-Operating Income/Expense
                             ----------------------------
          In 1998 and 1997 other income includes $0.7 million and $0.4 million, respectively, from the Company's investment in NASCO and a small net foreign exchange gain in 1997. Other expenses in 1998 reflect a net foreign exchange loss of $0.2 million.

                                     Income Taxes
                                     ------------
          The Company's effective tax rate for both the first quarter 1998 and 1997 was 37.5%.

                          Net Income and Net Income Per Share
                          -----------------------------------
          Consolidated net income for the first quarters of 1998 and 1997 was $11.8 million and $10.1 million, respectively. Basic earnings per share for 1998 first quarter was $.59 compared to 1997's $.50 per share. On a diluted basis, earnings per share were $.58 in 1998 and $.49 in 1997. This is the Company's best ever quarter in terms of net income and earnings per share and is the eighth consecutive quarter of record breaking results.

          There were no adjustments to net income for the purpose of computing income available to common stockholders for the first quarters of 1998 and 1997, respectively. For purpose of computing dilutive earnings per share, the weighted average number of shares outstanding were increased 387,716 and 413,916 for the first quarters of 1998 and 1997, respectively, representing the potential dilutive effects of stock-based plans.

                                  Financial Condition
                                  -------------------
                                      Cash Flows
                                      ----------
          Net cash generated by operating activities in the first three months of 1998 was a very strong $14.5 million, an increase of $11.2 million over the first quarter of 1997. In both years, strong earnings, after adjustments for the non-cash charges for depreciation and amortization, more than offset the net change in operating assets and liabilities. The solid increase in cash generated in 1998 compared to 1997 was enhanced by the Company's continuing efforts to manage working capital.

          Net cash used by investing activities in the first quarter of 1998 was $9.2 million compared to $8.9 million in 1997. During 1998, all three business segments continued investing in new equipment in order to improve productivity, quality and customer service.

          Net cash provided by financing activities was $3.1 million in the first quarter of 1998 and $2.9 million in 1997's first quarter. Additional borrowings to support normal first quarter 1998 short-term working capital requirements was the reason for the increase in financing levels.

                            Liquidity and Capital Resources
                            -------------------------------
          During 1998 and 1997, the Company's long-term debt was comprised, in part, of borrowings under its short-term bank lines of credit backed by its long-term revolving credit agreement. At March 31, 1998, the company classified as long-term debt $6.5 million of borrowings under its lines of credit and $6.2 million of the current portion of its 9.47% long-term Notes. The Company has both the intent and the ability, through its revolving credit agreement, to refinance these amounts on a long-term basis. The Company intends to continue this cost-effective approach of long-term financing.

          The Company maintains substantial bank borrowing facilities to supplement internal cash generation. At March 31, 1998, the company had $150.0 million of borrowing capacity under its long-term revolving credit agreement of which none was borrowed. The Company had $13.0 million in borrowings under uncommitted short-term bank credit lines at March 31, 1998. The interest rates on these borrowing were 5.74%. The Company believes its credit facilities coupled with cash generated from operations are adequate for its anticipated future requirements.


          PART II. OTHER INFORMATION

          Item 4.  Submission of Matters to Vote of Security Holders
                   -------------------------------------------------

          (a) The Annual Meeting of the registrant's stockholders was held on April 8, 1998. Proxies for the meeting were solicited pursuant to Regulation 14 A.

          (c)  (1) The following directors were elected:


                                       Votes in         Votes    For Terms
                       Director          Favor        Withheld   Expiring
                       --------          -----        --------   --------
                   George T. Carpenter 18,280,674     308,234      2001
                   Donna R. Ecton      18,303,374     285,534      2001
                   Frank E. Grzelecki  18,270,885     318,023      2001


               (2) The stockholders approved the selection of Price
                  Waterhouse LLP as the Company's independent accountants for 1998. The proposal was adopted as 18,282,159 shares voted for, 190,914 shares voted against, 115,835 shares abstained and there were no non-votes.

          Item 6.  Exhibits and Reports on Form 8-K
                   --------------------------------

          (a)      Exhibits

                   Exhibit 27.1  Financial Data Schedule, March 31, 1998
                   Exhibit 27.2  Financial Data Schedule, Restated 1997
                   Exhibit 27.3  Financial Data Schedule, Restated 1995 and
                                 1996

          (b)      Reports on Form 8-K

                   No reports on Form 8-K, Item 5, Other Events, were filed during the quarter ended March 31, 1998.


                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Barnes Group Inc.
                                                    (Registrant)


          Date  May 14, 1998    By /s/ Terry M. Murphy
                ------------       -------------------------------------
                                   Terry M. Murphy
                                   Senior Vice President, Finance
                                   (the principal financial officer)

          Date  May 14, 1998    By /s/ Francis C. Boyle, Jr.
                ------------       -------------------------------------
                                   Francis C. Boyle, Jr.
                                   Vice President, Controller
                                   (the principal accounting officer)