Form 10-Q
period 1998-06-30
BARNES GROUP INC
filed 1998-08-13
CIK 9984

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM l0-Q
          (Mark One)
          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended June 30, 1998
                                              or
          ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                         Telephone Number (860) 583-7070

                     Number of common shares outstanding at
                             August 5, 1998 - 20,095,983

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

                    For the Quarterly period ended June 30, 1998
          DESCRIPTION                                                 PAGES
          -----------                                                 -----
          PART I.    FINANCIAL INFORMATION

             ITEM 1. Financial Statements

                     Consolidated Statements of Income
                     for the six months and second quarter
                     ended June 30, 1998 and 1997                        3

                     Consolidated Balance Sheets as of
                     June 30, 1998 and December 31, 1997               4-5

                     Consolidated Statements of Cash Flows
                     for the six months ended June 30,
                     1998 and 1997                                       6

                     Notes to Consolidated Financial
                     Statements                                        7-9

             ITEM 2. Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                       9-13

          PART II.   OTHER INFORMATION

             ITEM 6. Exhibits and Reports on Form 8-K                   13

                     Signatures                                         13



          PART I.  FINANCIAL INFORMATION
          Item 1.  Financial Statements

                                  BARNES GROUP INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except per share data)
                                     (Unaudited)
                                  Three months ended     Six months ended
                                       June 30,              June 30,
                                 --------------------   -------------------
                                   1998        1997       1998        1997
                                 --------    --------   --------    --------
          Net sales              $169,151    $165,867   $338,067    $324,000

          Cost of sales           112,201     111,243    223,559     214,189
          Selling and admin-
           istrative expenses      50,096      37,141     88,274      75,524
                                 --------    --------   --------    --------
                                  162,297     148,384    311,833     289,713
                                 --------    --------   --------    --------
          Operating income          6,854      17,483     26,234      34,287

          Other income              1,700       1,202      2,896       2,122

          Interest expense            929       1,237      2,054       2,525
          Other expenses              192         306        697         553
                                 --------    --------   --------    --------
          Income before income
           taxes                    7,433      17,142     26,379      33,331

          Income taxes              2,787       6,428      9,892      12,499
                                 --------     --------  --------    --------
          Net income             $  4,646    $ 10,714   $ 16,487    $ 20,832
                                 ========    ========   ========    ========
          Per common share:
           Net income - basic    $    .23    $    .53   $    .82    $   1.03
                      - diluted       .23         .52        .81        1.01
           Dividends                  .17         .17        .33         .32

          Average common shares
           outstanding         20,222,640  20,307,821 20,198,031  20,197,220

[FN]
                                See accompanying notes.

                                  BARNES GROUP INC.
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)
          ASSETS                                  June 30,    December 31,
                                                    1998          1997
                                                  --------    -----------
                                                 (Unaudited)
          Current assets
            Cash and cash equivalents             $ 37,133     $ 32,530

            Accounts receivable, less allowances
             (1998-$2,851; 1997-$3,061)             92,983       91,757

            Inventories
              Finished goods                        34,040       30,519
              Work-in-process                       18,879       17,369
              Raw materials and supplies            15,742       13,194
                                                  --------     --------
                                                    68,661       61,082
            Deferred income taxes and prepaid
              expenses                              17,647       17,648
                                                  --------     --------
              Total current assets                 216,424      203,017

          Deferred income taxes                     24,810       24,083

          Property, plant and equipment            346,639      334,836

            Less accumulated depreciation          210,728      201,006
                                                  --------     --------
                                                   135,911      133,830

          Goodwill                                  18,499       18,773

          Other assets                              28,430       28,275
                                                  --------     --------
          Total assets                            $424,074     $407,978
                                                  ========     ========


[FN]
                                See accompanying notes.

                                  BARNES GROUP INC.
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)
          LIABILITIES AND STOCKHOLDERS' EQUITY      June 30,     December 31,
                                                      1998           1997
                                                  -----------    ------------
                                                  (Unaudited)
          Current liabilities
            Notes payable                           $  2,619       $  2,437
            Accounts payable                          42,127         37,776
            Accrued liabilities                       49,843         46,966
            Guaranteed ESOP obligation-current         2,856          2,746
                                                    --------       --------
            Total current liabilities                 97,445         89,925

          Long-term debt                              60,000         60,000
          Guaranteed ESOP obligation                     749          2,205
          Accrued retirement benefits                 69,411         67,486
          Other liabilities                           10,482          7,503

          Stockholders' equity
            Common stock-par value $0.01 per share
              Authorized: 60,000,000 shares
              Issued: 22,037,769 shares
                stated at par value                      220            220
            Additional paid-in capital                48,175         47,007
            Retained earnings                        193,505        183,857
            Accumulated other comprehensive income   (19,138)       (15,841)
            Treasury stock at cost,
              1998-1,885,159 shares
              1997-1,875,111 shares                  (33,170)       (29,433)

          Guaranteed ESOP obligation                  (3,605)        (4,951)
                                                    --------       --------
          Total stockholders' equity                 185,987        180,859
                                                    --------       --------
          Total liabilities and stockholders'
            equity                                  $424,074       $407,978
                                                    ========       ========

[FN]
                                See accompanying notes.

                               BARNES GROUP INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six months ended June 30, 1998 and 1997
                             (Dollars in thousands)
                                  (Unaudited)
                                                          1998      1997
       Operating activities:                            -------   -------
         Net income                                     $16,487   $20,832
         Adjustments to reconcile net income to
           net cash from operating activities:
             Depreciation and amortization               14,091    13,906
             Gain on sale of property, plant
               and equipment                                (98)     (305)
             Changes in assets and liabilities:
               Accounts receivable                       (1,876)  (11,935)
               Inventories                               (7,956)   (1,929)
               Accounts payable                           4,532     7,652
               Accrued liabilities                        3,077    (5,006)
               Deferred income taxes                       (937)      463
             Other                                        6,086    (1,803)
                                                        -------   -------
       Net cash provided by operating activities         33,406    21,875

       Investing activities:
         Proceeds from sale of property, plant
           and equipment                                    423     1,295
         Capital expenditures                           (16,332)  (19,212)
         Other                                             (813)     (239)
                                                        -------   -------
       Net cash used by investing activities            (16,722)  (18,156)

       Financing activities:
         Net increase in notes payable                      260     4,012
         Proceeds from the issuance of common stock       2,747     5,439
         Common stock repurchases                        (6,651)   (1,226)
         Dividends paid                                  (6,761)   (6,413)
                                                        -------   -------
       Net cash (used) provided by financing activities (10,405)    1,812
       Effect of exchange rate changes on cash flows     (1,676)     (363)
                                                        -------   -------
       Increase in cash and cash equivalents              4,603     5,168
       Cash and cash equivalents at beginning of period  32,530    23,986
                                                        -------   -------
       Cash and cash equivalents at end of period       $37,133   $29,154
                                                        =======   =======

[FN]
                               See accompanying notes.

          Notes to Consolidated Financial Statements:

          1.   Summary of Significant Accounting Policies
               ------------------------------------------
               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, please refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

          2.   Non-recurring Charge
               --------------------
               As announced on July 6, 1998, the Company's Board of Directors accepted the request for early retirement of Theodore E. Martin, president and chief executive officer. A special Board committee will oversee the search for a new president and chief executive officer.

               In recognition of the results Mr. Martin delivered for Barnes Group stockholders, effectively increasing the market value of the Company by $280 million over his three year tenure as president and CEO, the Board approved a retirement package that includes the accelerated payment and vesting of retirement and other benefits. The package resulted in a one-time charge against second quarter 1998 earnings of $12.9 million. The after-tax impact of this retirement package is $7.7 million or $.38 per common share

          3.   Other Comprehensive Income
               --------------------------
               In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and displaying comprehensive income and its components in a full-set of financial statements. For interim reporting, the Statement requires the disclosure of total comprehensive income for the periods presented. The Statement is effective for fiscal periods beginning after December 15, 1997.

               Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources". This would include net income and "other comprehensive income" but exclude the sale and repurchase of stock and distribution of dividends. The only adjustment to stockholder's equity that the Company has that qualifies as an item of "other comprehensive income" is foreign currency translation adjustments. The effect of foreign currency translation adjustments on comprehensive income is as follows:

                           Statement of Comprehensive Income
                               (Dollars in thousands)
                                     (Unaudited)
                                 Three months ended      Six months ended
                                       June 30,              June 30,
                                 -------------------   -------------------
                                   1998       1997       1998       1997
                                 --------   --------   ---------  --------
          Net income             $  4,646   $ 10,714   $ 16,487   $ 20,832

          Other comprehensive
           loss, net of tax        (2,802)        (7)    (3,297)    (1,705)
                                 --------   --------   --------   --------
          Comprehensive income   $  1,844   $ 10,707   $ 13,190   $ 19,127
                                 ========   ========   ========   ========

          4.   Segment Disclosure
               ------------------
               Effective January 1, 1998, management responsibility for Raymond Distribution was transferred from the Associated Spring Group to the Bowman Distribution Group. Raymond is engaged in the distribution of industrial products and standard stock wire and flat springs manufactured primarily by Associated Spring. The transfer of Raymond to the Bowman Group will enhance synergy in the Company's distribution operations. All references to prior year segment data have been restated to reflect this transfer.

               In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information". The Statement is effective for the Company's 1998 annual financial statements and interim periods beginning in the second year of application. Although management has not completed the review of the new Standard, it does not anticipate that its adoption will have a significant effect on the Company's reporting segments.


          Item 2.     Management's Discussion and Analysis of Financial
                             Condition and Results of Operations

                                 Results of Operations
                                 ---------------------
          The Company's second quarter 1998 sales were up 2% to $169.2 million compared to $165.9 million in 1997. Operating income was $6.9 million versus $17.5 million for the comparable 1997 quarter. The second quarter 1998 operating income, before the one-time charge related to Mr. Martin's early retirement package, was $19.8 million, a 13% increase over the prior year's second quarter. The operating margin, excluding the non-recurring charge, improved to 11.7% compared to 10.5% in 1997's second quarter. The 1998 second quarter results reflect year-over-year sales gains at both Associated Spring and Barnes Aerospace and higher operating income in all three business segments.

          The Company's 1998 first half sales were $338.1 million, up 4% from $324.0 million in 1997 reflecting sales gains at both Associated Spring and Barnes Aerospace. First half 1998 operating income was $26.2 million compared to the $34.3 million reported in 1997.

          Operating income, before the non-recurring charge, was $39.1 million in 1998, an increase of 14.2% over the comparable 1997 period. The operating margin, excluding the non-recurring charge, increased to 11.6% versus 10.6% in 1997. All three business segments contributed to the improved operating income.

                       Segment Review-Sales and Operating Income
                      ------------------------------------------
          Associated Spring segment sales for the second quarter and six months ending June 30, 1998 increased slightly over the comparable 1997 periods. Sales for the 1998 second quarter and first half were $69.3 million and $137.8 million, respectively. The sales gains were due to the strength in the North American and Mexican markets, offset in part by a decline in the Asia market place. The increase in the Group's operating income was significantly higher than the increase in sales for both second quarter and year-to-date 1998 periods due in large part to the Group's Mexican operation. The Mexican operation reported significant year-over-year improvement due in part to the resolution of the 1997 operating issues which negatively impacted the first half 1997 results. The Asian economic crisis had an adverse impact on the Group's Singapore operation as a large telecommunications customer and several other customers reduced orders in the second quarter. The North American General Motors strike, which was settled in late July, did not significantly impact second quarter 1998 sales. The magnitude of the strike's effect on second half results should be minor due to the anticipated increase in production by General Motors to meet its customers pent-up demand.

          Bowman Distribution's second quarter 1998 segment sales decreased 5% to $63.5 million and first half 1998 sales decreased slightly to $130.0 million from the comparable 1997 periods. The sales declines are a result of lower volume in North America.
          Significant operating income gains were reported in the second quarter and first six months of 1998 over the comparable prior year periods, the result of aggressive cost management.

          Barnes Aerospace segment sales for the second quarter of 1998 were $40.5 million, up 18% while the first six months sales improved 22% to $78.2 million over strong 1997 levels. Significant gains in sales and operating income were reported in both the original equipment manufacture and overhaul and repair businesses, a result of the strong commercial aviation engine and airframe markets.

                             Non-Operating Income/Expense
                             ----------------------------
          Other income in the second quarter and first half of 1998 was higher than 1997 due to the increase in both the equity income from the Company's investment in its NASCO joint venture and net foreign exchange transaction gains. Other expenses in 1997 reflect a small net foreign exchange translation loss. Interest expense in 1998 compared to 1997 decreased due to lower borrowing levels as well as marginally lower interest rates.

                                     Income Taxes
                                     ------------
          The Company's effective tax rate for both 1998 and 1997 was 37.5%.

                          Net Income and Net Income Per Share
                          -----------------------------------
          Consolidated net income for the second quarter of 1998 and 1997 was $4.6 million and $10.7 million, respectively. Basic and diluted earnings per share for the 1998 second quarter were $.23 compared to 1997's basic earnings per share of $.53 and diluted earnings per share of $.52. Without the non-recurring charge related to Mr. Martin's early retirement, net income for the second quarter 1998 was $12.4 million, or basic earnings per share of $.61, a 15% increase over 1997's second quarter.

          Consolidated net income for the first half of 1998 and 1997 was $16.5 million and $20.8 million, respectively. Basic and diluted earnings per share for the first six months of 1998 were $.82 and $.81 compared to 1997's basic and diluted earnings per share of $1.03 and $1.01, respectively. Without the non-recurring charge, net income for the first half of 1998 was $24.2 million, or $1.20 per share, a 17% increase over the first half of 1997.

          There were no adjustments to net income for the purpose of computing income available to common stockholders for 1998 and 1997. For the purpose of computing diluted earnings per share, the weighted average number of shares outstanding for the second quarters of 1998 and 1997 were increased by 339,811 and 431,404, respectively, and for the first six months of 1998 and 1997 were increased 360,763 and 422,660, respectively, representing the potential dilutive effects of stock-based incentive plans.

                                  Financial Condition
                                  -------------------
                                      Cash Flows
                                      ----------
          Net cash generated by operating activities in the first six months of 1998 was $33.4 million, compared to $21.9 million in 1997. This 1998 increase in operating cash flows was due to improved operating results and working capital management. The $7.7 million charge to net income for Mr. Martin's early retirement had no effect on operating cash flows for the six month period ended June 30, 1998, since it was offset by a corresponding liability. Mr. Martin's early retirement charge includes components for pension benefits, which will be paid out over a long-term period, and stock options, which are a non-cash charge. Approximately $2.6 million of the non-recurring charge will be paid by December 31, 1998.

          Net cash used for investing activities during the first six months of 1998 was $16.7 million compared to $18.2 million in 1997's first half. The decrease in cash used in 1998 compared to 1997 was due to lower capital spending. This reduction comes after five years of heavy investment by all three operating Groups to expand capacity and improve productivity, quality and customer service.

          Net cash used by financing activities was $10.4 million in the first half of 1998 compared to $1.8 million provided in 1997's first half. The higher usage of cash in 1998 was due to the increase in the Board of Director approved repurchase of common stock and the decrease in the proceeds from the exercise of stock option. Additional borrowings to support normal first half 1997 short-term working capital also impacted the period-over-period comparison.

                            Liquidity and Capital Resources
                            -------------------------------
          During 1998 and 1997, the Company's long-term debt was comprised, in part, of borrowings under its short-term bank lines of credit backed by its long-term revolving credit agreement. At June 30, 1998, the company classified as long-term debt $6.5 million of borrowings under its lines of credit and $6.2 million of the current portion of its 9.47% long-term Notes. The Company has both the intent and the ability, through its revolving credit agreement, to refinance these amounts on a long-term basis. The Company intends to continue this cost effective method of long-term financing.

          The Company maintains substantial bank borrowing facilities to supplement internal cash generation. At June 30, 1998, the Company had $150.0 million of borrowing capacity under its long-term revolving credit agreement of which none was borrowed. The Company had $7.0 million in borrowings under uncommitted short-term bank credit lines at June 30, 1998. The interest rate on these borrowings was 5.84%. The Company believes its credit facilities, coupled with cash generated from operations, are adequate for its anticipated future requirements.

          PART II. OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K
                   --------------------------------
          (a)      Exhibits
                   Exhibit 10  Retirement Agreement with President and CEO,
                        dated July 6, 1998
                   Exhibit 27  Financial Data Schedule, June 30, 1998

          (b)      Reports on Form 8-K
                   No reports on Form 8-K, Item 5, Other Events, were filed during the quarter ended June 30, 1998.

                                      SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Barnes Group Inc.
                                                    (Registrant)

          Date  August 13, 1998 By /s/ Terry M. Murphy
                ---------------    -------------------------------------
                                       Terry M. Murphy
                                       Senior Vice President, Finance
                                       (the principal financial officer)

          Date  August 13, 1998 By /s/ Francis C. Boyle, Jr.
                ---------------    -------------------------------------
                                       Francis C. Boyle, Jr.
                                       Vice President, Controller
                                       (the principal accounting officer)