Form 10-Q
period 1998-09-30
BARNES GROUP INC
filed 1998-11-13
CIK 9984

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549
                                       FORM 10-Q
          (Mark One)
          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended September 30, 1998
                                              or
          ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                           November 11, 1998 - 19,899,156

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

                  For the Quarterly period ended September 30, 1998

          DESCRIPTION                                                 PAGES
          -----------                                                 -----

          PART I.    FINANCIAL INFORMATION

             ITEM 1. Financial Statements

                     Consolidated Statements of Income
                     for the nine months and third quarter
                     ended September 30, 1998 and 1997                  3

                     Consolidated Balance Sheets as of
                     September 30, 1998 and December 31, 1997         4-5

                     Consolidated Statements of Cash Flows
                     for the nine months ended September 30,
                     1998 and 1997                                      6

                     Notes to Consolidated Financial
                     Statements                                       7-8

             ITEM 2. Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                      9-14

          PART II.   OTHER INFORMATION

             ITEM 6. Exhibits and Reports on Form 8-K                  14

                     Signatures                                        15




          PART I.  FINANCIAL INFORMATION

          Item 1.  Financial Statements

                                  BARNES GROUP INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except per share data)

                                 Three months ended   Nine months ended
                                    September 30,        September 30,
                                 ------------------   -----------------
                                   1998       1997      1998       1997
                                 --------   --------   --------   --------
          Net sales              $158,262  $158,538   $496,329   $482,538

          Cost of sales           107,503   105,341    331,062    319,530
          Selling and admin-
           istrative expenses      33,836    37,061    122,110    112,585
                                 --------  --------   --------   --------
                                  141,339   142,402    453,172    432,115
                                 --------  --------   --------   --------
          Operating income         16,923    16,136     43,157     50,423

          Other income              1,374     1,621      4,270      3,743

          Interest expense          1,045     1,178      3,099      3,703
          Other expenses              172       347        869        900
                                 --------  --------   --------   --------
          Income before income
           taxes                   17,080    16,232     43,459     49,563

          Income taxes              6,405     6,087     16,297     18,586
                                 --------  --------   --------   --------

          Net income             $ 10,675  $ 10,145   $ 27,162   $ 30,977
                                 ========  ========   ========   ========

          Per common share:
           Net income - basic    $    .53  $    .50   $   1.35   $   1.53
                      - diluted       .52       .49       1.33       1.50
           Dividends                  .18       .16        .51        .48

          Average common shares
           outstanding         20,094,652 20,302,282 20,163,193 20,232,625


                                See accompanying notes.

                                  BARNES GROUP INC.
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)



          ASSETS                                September 30, December 31,
                                                    1998         1997
                                                  --------     --------
          Current assets
            Cash and cash equivalents             $ 44,796     $ 32,530

            Accounts receivable, less allowances
             (1998-$2,598; 1997-$3,061)             90,337       91,757

            Inventories
              Finished goods                        32,500       30,519
              Work-in-process                       18,196       17,369
              Raw materials and supplies            15,576       13,194
                                                  --------     --------
                                                    66,272       61,082
            Deferred income taxes and prepaid
              expenses                              16,839       17,648
                                                  --------     --------
              Total current assets                 218,244      203,017

          Deferred income taxes                     24,516       24,083

          Property, plant and equipment            352,125      334,836

            Less accumulated depreciation          213,913      201,006
                                                  --------     --------
                                                   138,212      133,830

          Goodwill                                  18,362       18,773

          Other assets                              28,213       28,275
                                                  --------     --------
          Total assets                            $427,547     $407,978
                                                  ========     ========


                                See accompanying notes.


                                  BARNES GROUP INC.
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)


          LIABILITIES AND STOCKHOLDERS' EQUITY  September 30, December 31,
                                                    1998         1997
                                                -----------   ----------
          Current liabilities
            Notes payable                          $  2,520    $  2,437
            Accounts payable                         42,157      37,776
            Accrued liabilities                      52,040      46,966
            Guaranteed ESOP obligation-current        2,912       2,746
                                                   --------    --------
              Total current liabilities              99,629      89,925

          Long-term debt                             60,000      60,000
          Guaranteed ESOP obligation                     --       2,205
          Accrued retirement benefits                68,948      67,486
          Other liabilities                          10,511       7,503

          Stockholders' equity
            Common stock-par value $.01 per share
              Authorized: 60,000,000 shares
              Issued: 22,037,769 shares stated at       220         220
            Additional paid-in capital               48,628      47,007
            Retained earnings                       200,645     183,857
            Accumulated other comprehensive income  (20,483)    (15,841)
            Treasury stock at cost,
              1998-2,020,137shares
              1997-1,875,111 shares                 (37,639)    (29,433)

            Guaranteed ESOP obligation               (2,912)     (4,951)
                                                   --------    --------
          Total stockholders' equity                188,459     180,859
                                                   --------    --------
          Total liabilities and stockholders'
            equity                                 $427,547    $407,978
                                                   ========    ========

                                See accompanying notes.


                                  BARNES GROUP INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine Months ended September 30, 1998 and 1997
                               (Dollars in thousands)
                                                           1998      1997
                                                         -------   -------
       Operating activities:
         Net income                                      $27,162   $30,977
         Adjustments to reconcile net income to
          net cash from operating activities:
            Depreciation and amortization                 20,913    21,033
            Gain on sale of property, plant and
              equipment                                     (159)     (267)
            Changes in assets and liabilities:
              Accounts receivable                             72    (7,395)
              Inventories                                 (5,585)   (1,147)
              Accounts payable                             4,649     8,523
              Accrued liabilities                          5,333    (1,761)
              Deferred income taxes                          288       180
            Other                                          5,098    (3,190)
                                                         -------   -------
       Net cash provided by operating activities          57,771    46,953

       Investing activities:
         Proceeds from sale of property, plant
           and equipment                                   2,310     1,412
         Capital expenditures                            (25,681)  (26,253)
         Other                                            (1,357)   (1,213)
                                                         -------   -------
       Net cash used by investing activities             (24,728)  (26,054)

       Financing activities:
         Net increase in notes payable                       231       580
         Proceeds from the issuance of common stock        3,178     6,507
         Common stock repurchases                        (11,487)   (4,518)
         Dividends paid                                  (10,375)   (9,805)
                                                         -------   -------
       Net cash used by financing activities             (18,453)   (7,236)

       Effect of exchange rate changes on cash flows      (2,324)   (1,183)
                                                         -------   -------
       Increase in cash and cash equivalents              12,266    12,480

       Cash and cash equivalents at beginning of period   32,530    23,986
                                                         -------   -------
       Cash and cash equivalents at end of period        $44,796   $36,466
                                                         =======   =======

                                See accompanying notes.

          Notes to Consolidated Financial Statements:

          1.   Summary of Significant Accounting Policies
               ------------------------------------------

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, please refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine-month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

          2.   Non-recurring Charge
               --------------------
               As announced on July 6, 1998, the Company's Board of Directors accepted the request for early retirement of Theodore E. Martin, president and chief executive officer. A special Board committee is overseeing the search for a new president and chief executive officer.

               In recognition of the results Mr. Martin delivered for Barnes Group stockholders, the Board approved a retirement package that includes the accelerated payment and vesting of retirement and other benefits. The package resulted in a one-time charge against second quarter 1998 earnings of $12.9 million. The after-tax impact of this retirement package is $7.7 million or $.38 per common share.

          3.   Other Comprehensive Income
               --------------------------
               In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components in a full-set of financial statements. For interim reporting, the Statement requires the disclosure of total comprehensive income for the periods presented. The Statement is effective for fiscal periods beginning after December 15, 1997.

               Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources". This would include net income and "other comprehensive income" but exclude the sale and repurchase of stock and distribution of dividends. The only adjustment to stockholders' equity that the Company has that qualifies as "other comprehensive income" is foreign currency translation adjustments. The effect of foreign currency translation adjustments on comprehensive income is as follows:

                           Statement of Comprehensive Income
                               (Dollars in thousands)

                                 Three months ended    Nine months ended
                                    September 30,        September 30,
                                 -------------------  -------------------
                                     1998     1997       1998      1997
                                   -------  -------    -------   -------
          Net income              $10,675  $10,145    $27,162   $30,977

          Other comprehensive
           loss, net of tax        (1,345)  (1,951)    (4,642)   (3,656)
                                  -------  -------    -------   -------
          Comprehensive income    $ 9,330  $ 8,194    $22,520   $27,321
                                  =======  =======    =======   =======

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

               In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information". The Statement is effective for the Company's 1998 annual financial statements and interim periods beginning in the second year of application. Although management has not completed the review of the new Standard, it does not anticipate that its adoption will have a significant effect on the Company' reporting segments.

              Item 2.  Management's Discussion and Analysis of Financial
                               Condition and Results of Operations

                                 Results of Operations
                                 ---------------------

          The Company's third quarter 1998 sales were flat at $158.3 million compared to 1997's third quarter. Operating income, however, increased 5% to $16.9 million versus $16.1 million in 1997. The third quarter 1998 performance reflects sales and profit gains at Barnes Aerospace, offset by sales and profit declines at Associated Spring and Bowman Distribution.

          The 1998 first nine months sales were $496.3 million, up 3% from $482.5 million in 1997. The 1998 year-to-date operating income was $43.2 million versus $50.4 million reported in 1997. Year-to-date 1998 operating income, before the non-recurring charge related to Mr. Martin's retirement package, was $56.1 million, an 11% increase over the prior year period. The 1998 nine month operating margin, excluding the non-recurring charge, was 11.3% versus 10.4% in the comparable 1997 period. The 1998 results reflect the year-over-year sales gains at both Associated Spring and Barnes Aerospace and higher operating income in all three business segments.


                      Segment Review - Sales and Operating Income
                      -------------------------------------------

          Associated Spring sales for the third quarter and nine months ending September 30, 1998 were flat compared to 1997. Sales for the 1998 third quarter and year-to-date were $62.1 million and $199.9 million, respectively. The third quarter 1998 operating income declined compared to the corresponding 1997 period due to the negative impact of the General Motors strike and the ongoing economic situation in Asia. However, Associated Spring's year-to-date results showed some improvement on the strength of the North American markets and a strong turnaround at its Mexico plant.

          Bowman Distribution's third quarter and nine month 1998 sales were $60.1 million and $190.1 million, a 6% and 3% decline from the comparative 1997 periods. The sales shortfall was due to softer sales in North America, a trend that began in 1998's second quarter. The group's operating income declined in the third quarter as a result of the decline in sales volume. However, operating income for the first nine months showed improvement, the result of aggressive cost management.

          Barnes Aerospace sales for the third quarter and first nine months of 1998 increased 11% and 18% over the comparable 1997 periods to $38.7 million and $117.0 million. Significant gains in sales and operating income were reported in both the original equipment manufacturing business and the overhaul and repair business, a result of strong commercial aviation engine and airframe markets.


                              Non-operating Income/Expense
                              ----------------------------

          Other income for the third quarter and nine months of 1998 reflects an increase in the equity income from the Company's investment in its NASCO joint venture. This increase was offset by the decline in net foreign exchange transaction gains particularly in the third quarter, resulting in a third quarter 1998 decrease in other income compared to 1997's third quarter.

          Interest expense was lower in 1998 than 1997, a result of lower borrowing levels and marginally lower interest rates.


                                      Income Taxes
                                      ------------

          The Company's effective tax rate for both 1998 and 1997 was 37.5%.


                          Net Income and Net Income Per Share
                          -----------------------------------

          Consolidated net income for the third quarter of 1998 and 1997 was $10.7 million and $10.1 million, respectively. Basic and diluted earnings per share for the 1998 third quarter were $.53 and $.52 compared to 1997's basic and diluted earnings per share of $.50 and $.49.

          Consolidated net income for the first three-quarters of 1998 and 1997 was $27.2 million and $31.0 million, respectively. Basic and diluted earnings per share for the nine months of 1998 were $1.35 and $1.33 compared to 1997's basic and diluted earnings per share of $1.53 and $1.50, respectively. Without the non-recurring charge related to Mr. Martin's early retirement, net income for the first nine months of 1998 was $34.9 million, or $1.73 per share, a 13% increase over the comparable 1997 period.

          There were no adjustments to net income for the purpose of computing income available to common stockholders for 1998 and 1997. For the purpose of computing diluted earnings per share, the weighted average number of shares outstanding for the third quarters of 1998 and 1997 were increased by 292,807 and 441,707, respectively, and for the first nine months of 1998 and 1997 were increased 338,142 and 429,009, respectively, representing the potential dilutive effects of stock-based incentive plans.

                                  Financial Condition
                                  -------------------
                                       Cash Flows
                                       ----------

          In the first nine months of 1998, operating activities provided $57.8 million of cash flow, $10.8 million higher than in 1997. This 1998 increase in operating cash flows was due to improved operating results and working capital management. The $7.7 million charge to net income for Mr. Martin's early retirement had only a minor impact on operating cash flows for the nine-month period ended September 30, 1998. Mr. Martin's early retirement charge includes components for pension benefits, which will be paid out over a long-term period, and stock options, which are a non-cash charge. Approximately $0.6 million of the non-recurring charge will be paid by December 31, 1998.

          Net cash used for investing activities during 1998 was $24.7 million compared to $26.1 million in 1997. The 1998 decrease reflects an increase in the proceeds from sale of assets combined with a lower investment in property, plant and equipment. By historical standards, the level of capital expenditures is still very strong, as the Company has made a solid commitment to the future with the purchase of new hardware and software for the Bowman Group's enterprise management system. In addition, the Associated Spring and Aerospace groups continue to invest in new manufacturing equipment to expand capacity and improve productivity, quality and customer service.

          During the first nine months of 1998, net cash used by financing activities was $18.5 million compared to $7.2 million in 1997. The higher usage of cash in 1998 was due to an increase in the purchase of the Company's own common stock, an increase in dividends and a decrease in the proceeds from the exercise of stock options.


                            Liquidity and Capital Resources
                            -------------------------------

          During 1998 and 1997, the Company's long-term debt was comprised, in part, of borrowings under its short-term bank lines of credit backed by its long-term revolving credit agreement. At September 30, 1998, the Company classified as long-term debt $9.5 million of borrowings under its lines of credit and $6.2 million of the current portion of its 9.47% long-term Notes. The Company has both the intent and the ability, through its revolving credit agreement, to refinance these amounts on a long-term basis. The Company intends to continue this cost-effective method of long-term financing.

          The Company maintains substantial bank borrowing facilities to supplement internal cash generation. At September 30, 1998, the Company had $150.0 million of borrowing capacity under its long-term revolving credit agreement of which none was borrowed. The Company had $9.5 million in borrowings under uncommitted short-term bank credit lines at September 30, 1998. The interest rate on these borrowings was 5.9%. The Company believes its credit facilities, coupled with cash generated from operations, are adequate for its anticipated future requirements.


                              Year 2000 Readiness Project
                              ---------------------------

          BACKGROUND: When the Year 2000(Y2K) arrives, computer software may not be able to distinguish between the year 1900 and 2000, and as a result date-based information may not be processed accurately.
          This situation has never been experienced, so no one is quite sure of the consequences or how to completely prevent business disruptions.

          GERERAL APPROACH: The Company's intention is to be fully Y2K ready with all of its critical business systems and critical third party business relationships by the end of 1999. The process of addressing Y2K readiness began in early 1997 at each of the Company's three businesses. The Company established a primary Y2K project team lead by its Chief Financial Officer and the Information Technology (IT) directors of its three operating groups. With the assistance of a third party consultant, the Company is using a multi-phase approach to manage the Y2K readiness project involving assessment of the problem, remediation, and testing. The Company plans to substantially complete its Y2K readiness project by the end of the third quarter of 1999, with the fourth quarter reserved for unforeseen issues.

          ASSESSMENT: In this phase, the Company identifies its critical business systems and critical third party business relationships and assesses the Y2K impact on each one to determine the relative risks of possible Y2K failure. Based on the risk assessments, priorities are set, resources are allocated and the plan for the next phase, remediation, established. The assessment of the Company's systems is essentially complete, although the monitoring of the readiness of our critical business relationships with suppliers and customers is a continuous process. In addition, as new IT systems come on line, they will be assessed as to their Y2K impact on the readiness of our critical systems.

          REMEDIATION: This phase involves the conversion, modification, replacement or elimination of critical IT systems that are not Y2K ready and the implementation and integration of new Y2K-ready systems. It also involves efforts by us to foster Y2K readiness of third parties with which the Company has a critical business relationship. This phase is by far the most complicated, time consuming and costly of the Y2K project. The Company is well along in this phase. The anticipated remediation or implementation of critical systems for Aerospace is by the end of 1998, for Associated Spring, during the first quarter of 1999 and for Bowman, during the third quarter of 1999. Required for the success of this phase is the implementation of the Bowman enterprise management system. Because it is not practical to modify Bowman's existing system to be Y2K ready, every effort is being made to ensure that the new enterprise system it will replace will be fully operational and Y2K compliant by the third quarter of 1999.

          TESTING: During this phase the testing, verification and validation of the performance, functionality and integration of new, replaced and converted systems will be conducted. This will encompass both the Company's critical business systems and the systems of third parties with which the Company has a critical business relationship. The scheduled testing is planned to be completed by the end of the third quarter of 1999, with the fourth quarter encompassing unanticipated activities, including possible vendor modifications.

          CONTINGENCY PLANS: When the Y2K readiness risks have been determined upon completion of the testing phase, contingency plans will be finalized to deal with the most likely worst case scenarios. This phase will be substantially complete by the end of the third quarter of 1999, with follow-up to occur in the fourth quarter.

          COST: The total costs specifically associated with the Company becoming Y2K ready are not expected to be material. Because the Company has been in the continuous process of upgrading and modifying existing IT systems as well as adding new systems in the ordinary course of doing business, Y2K readiness has played only a secondary role in the overall strategy to improve and upgrade IT systems. With the implementation of the Bowman enterprise management system in 1999, the Company will have completed a process begun in 1995 of upgrading all of its critical application software. The costs specific to addressing the Y2K readiness project are those directly related to the fixing of existing systems to be Y2K ready and costs related to outside consultants assisting with the Y2K project. These costs have been expensed as they have been incurred and are expected to total approximately $0.6 million in 1998 and less then $1.0 million in 1999. However, a significant portion of the Company's overall IT expense budget of approximately $11.0 million was either directly or indirectly incurred addressing Y2K readiness either through software remediation or implementation. In addition, the total capitalized IT related hardware and software expenditures are expected to be approximately $10.7 million in 1998 and $7.9 million in 1999.

          RISKS: Y2K readiness encompasses a number of factors which the Company cannot completely control, including its critical business relationships with third party suppliers and customers. Although the Company is taking steps to minimize the potential adverse effects of the Y2K issue, any failure by the Company, its major vendors, other material service providers, or its principal customers to address this issue on an adequate and timely basis could have a material adverse effect on the Company's business, results of operations, cash flow, and financial condition.


                              Forward-Looking Statements
                              --------------------------

          The Company cautions readers that certain factors may affect the Company's results for future fiscal periods. These factors involve risks and uncertainties that could cause future results to differ materially from those expressed or implied in any forward-looking statements made on behalf of the Company. For this purpose, any statement other than one of historical fact may be considered a forward-looking statement. Some important factors that could cause actual results to vary materially from those anticipated in forward-looking statements include economic volatility, currency fluctuations, regulatory changes and technological changes (including Year 2000 readiness issues), all of which may affect the Company's operations, products and markets.




          PART II. OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K
                   --------------------------------

               (a) Exhibits

                   Exhibit 27. Financial Data Schedule, September 30, 1998

               (b) Reports on Form 8-K

                   No reports on Form 8-K, Item 5, Other Events, were filed during the quarter ended September 30, 1998.

                                       SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Barnes Group Inc.
                                                    (Registrant)


          Date  November 13, 1998      /s/ Terry M. Murphy
                -----------------      -------------------------------------
                                       Terry M. Murphy
                                       Senior Vice President-Finance
                                       (the principal financial officer)


          Date  November 13, 1998      /s/ Francis C. Boyle, Jr.
                -----------------      -------------------------------------
                                       Francis C. Boyle, Jr.
                                       Vice President, Controller
                                       (the principal accounting officer)