Form 10-K
period 1998-12-31
BARNES GROUP INC
filed 1999-03-24
CIK 9984

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

         _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to

                          Commission file number 1-4801

                                BARNES GROUP INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                           06-0247840
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)


      123 MAIN STREET, BRISTOL, CONNECTICUT            06011-0489
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

The aggregate market value of the registrant's voting stock held by non-affiliates amounted to $365,984,508 as of January 31, 1999. The registrant had outstanding 19,815,789 shares of common stock as of January 31, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Parts I and II incorporate information by reference from the registrant's 1998 Annual Report to Stockholders. Part III incorporates information by reference from the registrant's Proxy Statement dated March 17, 1999.

                                     PART I

Item 1.  Business.

         The Company was organized as a Delaware corporation in 1925. The Company is in three businesses: Bowman Distribution, a distributor of consumable repair and replacement products for industrial, heavy equipment, and transportation maintenance markets; Associated Spring, a manufacturer of custom-made springs and other close-tolerance engineered metal components; and Barnes Aerospace, a manufacturer of precision machined and fabricated assemblies for the aircraft and aerospace industries and a refurbisher of jet engine components.*

         Bowman Distribution. Bowman Distribution is engaged in distributing in the United States, Canada, the United Kingdom and France, a variety of replacement parts and other products, including fasteners and special purpose hardware, general purpose electric and gas welding supplies, and industrial maintenance supplies.

         Bowman Distribution is also engaged in the distribution of die springs which are sold under the Company's Raymond registered trademark and certain standard parts consisting primarily of coil and flat springs which are sold under the Company's SPEC registered trademark. These products are manufactured primarily by Associated Spring.

         Except as indicated above, the products sold by Bowman Distribution are generally not manufactured by the Company, but are obtained from a number of outside suppliers. The vast majority of these products are repackaged and sold under Bowman's labels.

         Sales by Bowman Distribution in the United States and Canada are primarily to industrial and food processing plants, chemical and petrochemical process industries, contractors, new-car dealers, garages, service stations, operators of vehicle fleets, railroads, electric utilities and airline ground maintenance facilities.

         Associated Spring. Associated Spring manufactures a wide variety of custom metal parts for mechanical purposes. It is equipped to produce practically every type of spring requiring precision engineering, as well as an extensive variety of precision metal components and assemblies. Its products range in size from fine hairsprings for instruments to large springs for heavy machinery, and its output of a given metal part may vary in amount from a few units to several million. Associated Spring does not produce leaf springs or bed springs.

-----------------------

*As used in this annual report, "Company" refers to the registrant and its consolidated subsidiaries except where the context requires otherwise, and "Bowman Distribution," "Associated Spring," and "Barnes Aerospace" refer to the above-defined businesses, but not to separate corporate entities.

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

         Associated Spring has manufacturing operations in Brazil, Canada, Mexico and Singapore. The Company has retained a minority interest of 15% in its former subsidiary in Argentina.

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

         Barnes Aerospace. Barnes Aerospace is engaged in the advanced fabrication and precision machining of components for jet engines and airframes as well as the overhaul and repair of jet engine components. The engines, aerostructures, and overhaul and repair businesses constitute the Barnes Aerospace Group.

         The engine division consists of two facilities located at Windsor, Connecticut and Lansing, Michigan. The Windsor plant manufactures machined parts as well as assemblies. It specializes in the machining of difficult-to-process aircraft engine superalloys. Manufacturing processes include computer numerically controlled machining, electrical discharge machining, laser drilling, creep-feed grinding, and automated de-burring. Customers include gas turbine engine manufacturers for commercial and military jets as well as land-based turbines. The Lansing plant specializes in hot forming and fabricating titanium and other high-temperature alloys such as hastelloy and inconel for use in precision details and assemblies for aircraft engine and airframe applications, utilizing advanced manufacturing processes including superplastic forming and diffusion bonding.

         The aerostructures division is in Ogden, Utah. It specializes in larger dimension fabrication for commercial and military airframes. Its processes include hot and cold forming of aerospace metals as well as associated machining. It also possesses a tube and duct production capability.

         The overhaul and repair business maintains facilities in Windsor, Connecticut and Singapore, specializing in refurbishing jet engine components. Electron beam welding and plasma spray are two of the special processes employed by this business. Customers include major airlines and engine overhaul businesses worldwide as well as the U.S. military.

         Segment Analysis. The analysis of the Company's revenue from sales to unaffiliated customers, operating profit and assets by industry segments as well as revenues from sales to unaffiliated customers and long-lived assets by geographic areas appearing on pages 31 through 33 of the Company's 1998 Annual Report to Stockholders, included as Exhibit 13 to this report, is incorporated by reference.

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

         Backlog. The backlog of the Company's orders believed to be firm amounted to $169,883,000 at the end of 1998, as compared with $185,336,000 at the end of 1997. Of the 1998 year-end backlog, $124,787,000 is attributable to the Barnes Aerospace Group and all of the balance is attributable to the Associated Spring Group. $27,735,000 of Barnes Aerospace's backlog is not expected to be shipped in 1999. Substantially all of the remainder of the Company's backlog is expected to be shipped during 1999.

         Raw Materials and Customers. None of the Company's divisions or segments is dependent upon any single source for any of their principal raw materials or products for resale, and all such materials and products are readily available. One customer, General Electric Co., accounted for 11.8% of the Company's total sales in 1998. Automotive manufacturers and manufacturers of electronic products are important customers of Associated Spring. Sales by Barnes Aerospace to three manufacturers in the aerospace industry accounted for approximately 63% of its business. Bowman Distribution is not dependent on any one or a few customers for a significant portion of its sales. No other customer accounted for more than 10% of the Company's sales for 1998 or prior years. Although the loss of a substantial customer may have a material short-term effect on business, the Company believes that its product line diversity would negate any long-term impact.

         Research and Development. Although most of the products manufactured by the Company are custom parts made to the customers' specifications, the Company is engaged in continuing efforts aimed at discovering and implementing new knowledge that is useful in developing new products or services or improving significantly existing products or services. The Company spent approximately $3,673,000 on its research and development activities in 1998, as compared to expenditures of approximately $3,625,000 in 1997 and $3,957,000 in 1996. There were no significant customer-sponsored research and development activities.

         Patents and Trademarks. Patents, licenses, franchises and concessions are not material to any of the Company's businesses.

         Employees. As of the date of this report, the Company employs approximately 3,800 people.

         Environmental Laws. Compliance with federal, state, and local laws which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect and is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of the Company.


Item 2.  Properties.

         The Company and its Canadian subsidiary operate 12 manufacturing plants and 14 warehouses at various locations throughout the United States and Canada, of which all of the plants and 5 of the warehouses are owned and the others are leased. Of the properties which are owned, none are subject to any encumbrance. The Company's other foreign subsidiaries own or lease plant or warehouse facilities in the countries where their operations are conducted. The listing of the facility locations of each of the Company's businesses contained in the Directory of Operations on page 36 of the 1998 Annual Report to Stockholders, included as Exhibit 13 to this report, is incorporated by reference. In 1999 the Company will close the manufacturing facility located in Arden, North Carolina.

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

         No matter was submitted during the fourth quarter of 1998 to a vote of security holders.

                                     PART II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.

         The information regarding the Company's common stock contained on pages 27 through 29 of the Company's 1998 Annual Report to Stockholders is incorporated by reference. As of January 31, 1999, the Company's common stock was held by 2,985 stockholders of record. The Company's common stock is traded on the New York Stock Exchange.


Item 6.  Selected Financial Data.

         The selected financial data for the last five years contained on page 35 of the Company's 1998 Annual Report to Stockholders is incorporated by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The financial review and management's analysis thereof appearing on pages 13 through 18 of the Company's 1998 Annual Report to Stockholders are incorporated by reference.


Item 8.  Financial Statements and Supplementary Data.

         The financial statements and report of independent accountants appearing on pages 19 through 34 of the Company's 1998 Annual Report to Stockholders are incorporated by reference. See also the report of independent accountants included on page 14 below pursuant to Item 302(a) of Regulation S-K. The material under "Quarterly Data" on page 34 of the Company's 1998 Annual Report to Stockholders is also incorporated by reference.


Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III


Item 10. Directors and Executive Officers of the Company.

         The material under "Election of Directors" on pages 1 through 3, and the material under "Section 16(a) Beneficial Ownership Reporting Compliance" on page 6, of the Company's Proxy Statement dated March 17, 1999 is incorporated by reference.

         The Company's executive officers as of the date of this report are as follows:

                                                                                         Age as of
Executive Officer                                 Position                           December 31, 1998
-----------------                                 --------                           -----------------

Edmund M. Carpenter              President and Chief Executive Officer                       57
                                 (since 1998)

John R. Arrington                Senior Vice President, Human Resources                      52
                                 (since 1998)

Cedric D. Beckett                Vice President, Barnes Group Inc.(since 1997) and           34
                                 President, Bowman Distribution (since 1999)

Francis C. Boyle, Jr.            Vice President, Controller (since 1997)                     48

Leonard M. Carlucci              Vice President, Barnes Group Inc. (since 1994)              52
                                 and President, Associated Spring (since 1999)

John J. Locher                   Vice President, Treasurer (since 1992)                      54

Terry M. Murphy                  Senior Vice President, Finance                              50
                                 (since 1997)

Harry G. Saddock, Jr.            Vice President, Barnes Group Inc., and Vice                 47
                                 President, Operations, Associated Spring (since
                                 1998)

         Except for Messrs. E.M. Carpenter, Arrington, Beckett and Murphy, each of the Company's executive officers has been employed by the Company or its subsidiaries in an executive or managerial capacity for at least the past five years. Each officer holds office until his successor is chosen and qualified or otherwise as provided in the By-Laws; except Mr. E.M. Carpenter who holds office pursuant to an employment agreement with the Company, which is included as
Exhibit 10.14 to this report. No family relationships exist among the executive officers of the Company.

         Mr. E.M. Carpenter joined the Company as President and Chief Executive Officer in December 1998. From 1997 to 1998, Mr. E.M. Carpenter was a Senior Managing Director of Clayton, Dubilier & Rice, Inc., a private equity firm. From 1988 to 1995, he was Chairman and Chief Executive Officer of General Signal Corporation, a manufacturer of capital equipment and instruments for the process control, electrical semi-conductor, and telecommunications industries. Prior to serving with General Signal, he was President and Chief Operating Officer of ITT Corporation.

         Mr. Arrington joined the Company as Senior Vice President, Human Resources in April 1998. From 1995 to 1998, Mr. Arrington was Vice President, Human Resources of US West Communications Group. From 1991 to 1995, Mr. Arrington was Vice President, Human Resources, GE Electrical
Distribution/Control Group.

         Mr. Beckett joined the Company as Operations Analyst in June 1994; was promoted to Director, Operations, for Windsor Manufacturing in December 1994; and became Acting President of that unit in April 1995. In July 1995, he was named President, Windsor Manufacturing. He was thereafter promoted to President, Barnes Aerospace, OEM and Fabrications, in August 1997; and in November 1997, he was elected to the position of Vice President, Barnes Group Inc. and President, Barnes Aerospace. Effective March 1, 1999, he was elected to the position of Vice President, Barnes Group Inc. and President, Bowman Distribution. Prior to joining the Company, Mr. Beckett held various positions at the Hamilton Standard Division of United Technologies Corporation.


Item 11. Executive Compensation.

         The information under "Compensation of Directors" appearing on page 4 and the information under "Compensation," "Stock Options," "Long-Term Incentive Plan Awards," "Pension Plans," "Employment Agreement," "Change-In-Control Agreements," and "Severance Arrangements" appearing on pages 9 through 15 of the Company's Proxy Statement dated March 17, 1999, is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information concerning this item appearing on pages 5 through 7 of the Company's Proxy Statement dated March 17, 1999, is incorporated by reference.


Item 13. Certain Relationships and Related Transactions.

         None.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) The report of PricewaterhouseCoopers LLP, independent accountants, and the following financial statements and financial statement schedules are filed as part of this report:

                                                                                     Reference
                                                                         ----------------------------------
                                                                                             Annual Report
                                                                         Form 10-K          to Stockholders
                                                                           (page)                (page)
                                                                         ---------          ---------------
Report of independent accountants                                            14                    34

Consolidated balance sheets at December 31, 1998 and 1997                                          20

Consolidated statements of income for the years ended December 31,                                 19
1998, 1997 and 1996

Consolidated statements of changes in stockholders' equity for the                                 22
years ended December 31, 1998, 1997 and 1996

Consolidated statements of cash flows for the years ended December                                 21
31, 1998, 1997 and 1996

Notes to consolidated financial statements                                                       23-33

Supplementary information                                                                          34
     Quarterly data (unaudited)

Consolidated schedule for the years ended December 31, 1998, 1997 and 1996:
     Schedule II - Valuation and Qualifying Accounts                         15

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

         The consolidated financial statements listed in the above index which are included in the Annual Report to Stockholders of Barnes Group Inc. for the year ended December 31, 1998, are hereby incorporated by reference. With the exception of the pages listed in the above index and in Items 1, 2, 5, 6, 7 and 8, the 1998 Annual Report to Stockholders is not to be deemed filed as part of this report.

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

                                Date:  February 19, 1999

                                BARNES GROUP INC.


                                By /s/ Edmund M. Carpenter
                                   -------------------------------------
                                   Edmund M. Carpenter
                                   President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the above date by the following persons on behalf of the Company in the capacities indicated.


/s/ Edmund M. Carpenter
------------------------------------------
Edmund M. Carpenter
President and Chief Executive Officer
(principal executive officer) and Director


/s/ Terry M. Murphy
------------------------------------------
Terry M. Murphy
Senior Vice President, Finance
(principal financial officer)


/s/ Francis C. Boyle, Jr.
------------------------------------------
Francis C. Boyle, Jr.
Vice President, Controller
(principal accounting officer)


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


/s/ Frank E. Grzelecki
------------------------------------------
Frank E. Grzelecki
Director


/s/ Marcel P. Joseph
------------------------------------------
Marcel P. Joseph
Director

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Barnes Group Inc.


Our audits of the consolidated financial statements for the years ended December 31, 1998, 1997 and 1996 referred to in our report dated January 27, 1999 appearing on page 34 of the 1998 Annual Report to Stockholders of Barnes Group Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule for the years ended December 31, 1998, 1997 and 1996 listed in Item 14(a) of this Form 10-K. In our opinion this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP


Hartford, Connecticut
January 27, 1999

                                BARNES GROUP INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                              Provision
                        Balance at            Charged to                                  Balance
                        Beginning             Costs and                                   at end of
                        of year               expenses              Deductions(1)         year
                        ----------            ----------            -------------         ---------
1998
Allowance for           $3,061                $  357                $1,005                $2,413
doubtful accounts

1997
Allowance for           $3,158                $1,232                $1,329                $3,061
doubtful accounts

1996
Allowance for           $3,635                $  545                $1,022                $3,158
doubtful accounts

---------------------

(1) Write-offs, net of recoveries

                                  EXHIBIT INDEX

                                Barnes Group Inc.

                           Annual Report on Form 10-K
                      for the year ended December 31, 1998

Exhibit No.                     Description                                     Reference
-----------                     -----------                                     ---------
    3.1          Restated Certificate of Incorporation.        Incorporated by reference to Exhibit 3.1 to
                                                               the Company's report on Form 10-K for the
                                                               year ended December 31, 1997.

    3.2          Amended and Restated By-Laws.                 Filed with this report.

    4.1          Revolving Credit Agreement dated as of        Incorporated by reference to Exhibit 4.1 to
                 December 1, 1991 among the Company and        the Company's report on Form 10-K for the
                 several commercial banks.                     year ended December 31, 1996.

    4.2          Sixth Amendment to Credit Agreement set       Incorporated by reference to Exhibit 4.2 to
                 forth in Exhibit 4.1 dated as of December     the Company's report on Form 10-K for the
                 1, 1997.                                      year ended December 31, 1997.

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

Exhibit No.                     Description                                     Reference
-----------                     -----------                                     ---------
   10.2          The Company's Long Term Incentive Plan        Incorporated by reference to Exhibit 10.2 to
                                                               the Company's report on Form 10-K for the
                                                               year ended December 31, 1995.

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

   10.5          The Company's 1991 Stock Incentive Plan, as   Filed with this report.
                 amended and restated May 15, 1998.

   10.6          The Company's Non-Employee Director           Incorporated by reference to Exhibit 10.7 to
                 Deferred Stock Plan.                          the Company's report on Form 10-K for the
                                                               year ended December 31, 1994.

   10.7          The Company's Amended and Restated            Incorporated by reference to Exhibit 10.8 to
                 Directors' Deferred Compensation Plan.        the Company's report on Form 10-K for the
                                                               year ended December 31, 1996.

   10.8          The Company's Senior Executive Enhanced       Filed with this report.
                 Life Insurance Program, amended and
                 restated May 16, 1997.

   10.9          The Company's Enhanced Life Insurance         Incorporated by reference to Exhibit 10.12
                 Program.                                      to the Company's report on Form 10-K for the
                                                               year ended December 31, 1993.

   10.10         The Company's Supplemental Senior Officer     Incorporated by reference to Exhibit 10.13
                 Retirement Plan.                              to the Company's report on Form 10-K for the
                                                               year ended December 31, 1996.

Exhibit No.                     Description                                     Reference
-----------                     -----------                                     ---------

   10.11         The Company's Executive Officer               Incorporated by reference to Exhibit 10.14
                 Change-In-Control Severance Agreement.        to the Company's report on Form 10-K for the
                                                               year ended December 31, 1997.

   10.12         Retirement Agreement dated as of July 6,      Incorporated by reference to Exhibit 10 to
                 1998 between the Company and Theodore E.      the Company's report on Form 10-Q for the
                 Martin.                                       quarter ended June 30, 1998.

   10.13         Amendment to Retirement Agreement set forth   Filed with this
                 report. in Exhibit 10.12 dated as of
                 October 29, 1998.

   10.14         Employment Agreement dated as of December     Filed with this report.
                 8, 1998 between the Company and Edmund M.
                 Carpenter.

   10.15         Severance Agreement dated as of February      Filed with this report.
                 21, 1999 between the Company and Ali A.
                 Fadel.

   13            Portions of the 1998 Annual Report to         Filed with this report.
                 Stockholders

   21            List of Subsidiaries.                         Filed with this report.

   23            Consent of Independent Accountants.           Filed with this report.

   27            Financial Data Schedule                       Filed with this report.

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