Form 10-Q
period 1999-03-31
BARNES GROUP INC
filed 1999-05-17
CIK 9984

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM l0-Q
          (Mark One)
          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended March 31, 1999
                                              or
          ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For transition period from
                                      --------------------
                                   to
                                      --------------------
                            Commission File Number 1-4801
                                  BARNES GROUP INC.
                              (a Delaware Corporation)

                  I.R.S. Employer Identification No. 06-0247840
                   123 Main Street, Bristol, Connecticut 06010
                         Telephone Number (860) 583-7070
                     Number of common shares outstanding at
                              May 12, 1999 - 19,568,400

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

                                   BARNES GROUP INC.
                                    FORM 10-Q INDEX
                     For the Quarterly period ended March 31, 1999
          DESCRIPTION                                                 PAGES
          -----------                                                 -----
          PART I.    FINANCIAL INFORMATION

             ITEM 1. Financial Statements

                     Consolidated Statements
                     of Income for the three months ended
                     March 31, 1999 and 1998                            3

                     Consolidated Balance Sheets as
                     of March 31, 1999 and December 31, 1998          4-5

                     Consolidated Statements of Cash Flows
                     for the three months ended March 31,
                     1999 and 1998                                      6

                     Notes to Consolidated Financial
                     Statements                                       7-8


             ITEM 2. Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                      9-14


          PART II. OTHER INFORMATION

             ITEM 4. Submission of Matters to Vote of
                     Security Holders                                  15

             ITEM 6. Exhibits and Reports on Form 8-K                  15

                     Signatures                                        16







                                          -2-

          PART I.  FINANCIAL INFORMATION
          Item 1.  Financial Statements


                                  BARNES GROUP INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                     Three months ended March 31, 1999 and 1998
                    (Dollars in thousands, except per share data)
                                                   1999            1998
                                                 --------        --------
          Net sales                              $162,248        $168,916

          Cost of sales                           109,540         111,358
          Selling and administrative expenses      37,883          38,178
                                                 --------        --------
                                                  147,423         149,536
                                                 --------        --------
          Operating income                         14,825          19,380

          Other income                              2,418           1,196

          Interest expense                          1,012           1,125
          Other expenses                              412             505
                                                 --------        --------
          Income before income taxes               15,819          18,946

          Income taxes                              5,853           7,105
                                                 --------        --------

          Net income                             $  9,966        $ 11,841
                                                 ========        ========
          Per common share:
            Net income:
               Basic                             $    .50        $    .59
               Diluted                                .50             .58
            Dividends                                 .18             .17

          Average common shares outstanding    19,763,158      20,173,149



                               See accompanying notes.




                                  BARNES GROUP INC.
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)
          ASSETS                                  March 31,   December 31,
                                                    1999         1998
                                                  --------    -----------
          Current assets
            Cash and cash equivalents             $ 40,261     $ 40,206
            Short-term investments                   2,566        2,566

            Accounts receivable, less allowances
             (1999-$2,558; 1998-$2,413)             88,931       82,809

            Inventories
              Finished goods                        33,952       34,784
              Work-in-process                       15,791       15,309
              Raw materials and supplies            12,940       14,311
                                                  --------     --------
                                                    62,683       64,404
            Deferred income taxes and prepaid
              expenses                              19,222       17,243
                                                  --------     --------
              Total current assets                 213,663      207,228

          Deferred income taxes                     24,826       25,136

          Property, plant and equipment            347,822      350,793

            Less accumulated depreciation          212,468      211,546
                                                  --------     --------
                                                   135,354      139,247

          Goodwill                                  18,087       18,224

          Other assets                              28,152       29,069
                                                  --------     --------
          Total assets                            $420,082     $418,904
                                                  ========     ========

                                See accompanying notes.

                                  BARNES GROUP INC.
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)
          LIABILITIES AND STOCKHOLDERS' EQUITY      March 31,   December 31,
                                                      1999          1998
                                                   ---------    -----------
          Current liabilities
            Notes payable                           $ 16,784       $  6,766
            Accounts payable                          40,200         38,439
            Accrued liabilities                       45,365         52,934
            Guaranteed ESOP obligation-current         1,484          2,205
                                                    --------       --------
            Total current liabilities                103,833        100,344

          Long-term debt                              51,000         51,000
          Accrued retirement benefits                 67,899         68,129
          Other liabilities                           10,191         10,757

          Stockholders' equity
            Common stock-par value $0.01 per share
              Authorized: 60,000,000 shares
              Issued: 22,037,769 shares
                stated at par value                      220            220
            Additional paid-in capital                49,098         49,231
            Treasury stock at cost,
              1999-2,365,944 shares
              1998-2,202,417 shares                  (46,585)       (42,893)
            Retained earnings                        210,822        204,364
            Accumulated other comprehensive income   (24,912)       (20,043)
            Guaranteed ESOP obligation                (1,484)        (2,205)
                                                    --------       --------
          Total stockholders' equity                 187,159        188,674
                                                    --------       --------
          Total liabilities and stockholders'
            equity                                  $420,082       $418,904
                                                    ========       ========


                                See accompanying notes.


                                          -5-

                               BARNES GROUP INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 1999 and 1998
                             (Dollars in thousands)
                                                          1999      1998
                                                        -------   -------
       Operating Activities:
         Net income                                    $ 9,966   $11,841
         Adjustments to reconcile net income to
           net cash from operating activities:
             Depreciation and amortization               7,412     7,110
             Loss on sale of property, plant
               and equipment                               110         3
             Changes in assets and liabilities:
               Accounts receivable                      (6,706)   (6,609)
               Inventories                                 744    (4,252)
               Accounts payable                          2,085     6,702
               Accrued liabilities                      (7,112)   (1,877)
               Deferred income taxes                       108     1,772
             Other                                      (2,501)     (169)
                                                       -------   -------
       Net Cash Provided by Operating Activities         4,106    14,521

       Investing Activities:
         Proceeds from sale of property, plant
           and equipment                                   140        70
         Capital expenditures                           (5,180)   (8,832)
         Other                                            (452)     (473)
                                                       -------   -------
       Net Cash Used by Investing Activities            (5,492)   (9,235)

       Financing Activities:
         Net increase in notes payable                  10,364     6,395
         Proceeds from the issuance of common stock        268     1,669
         Common stock repurchases                       (4,121)   (1,560)
         Dividends paid                                 (3,557)   (3,373)
                                                       -------   -------
       Net Cash Provided by Financing Activities         2,954     3,131

       Effect of exchange rate changes on cash flows    (1,513)     (518)
                                                       -------   -------
       Increase in cash and cash equivalents                55     7,899

       Cash and cash equivalents at beginning of period 40,206    32,530
                                                       -------   -------
       Cash and cash equivalents at end of period      $40,261   $40,429
                                                       =======   =======

                               See accompanying notes.


          Notes to Consolidated Financial Statements:

          1.   Summary of Significant Accounting Policies
               ------------------------------------------
               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, please refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

          2.   Comprehensive Income
               --------------------
               Comprehensive income includes all changes in equity during a period except those resulting from the investment by and distributions to owners. For the Company, comprehensive income includes net income and foreign currency translation adjustments. Foreign currency translation adjustments result from the foreign operation's assets and liabilities being translated at the period-end exchange rates and revenues and expenses being translated at average rates of exchange. The resulting translation gains and losses are reflected in accumulated other comprehensive income within stockholders' equity.

               The effect of translation losses reduced comprehensive Income by $4.9 million in the first quarter of 1999 and by $0.5 million in the comparative 1998 period.

          Notes to Consolidated Financial Statements Continued:


          3.   Information on Business Segments
               --------------------------------

               The Company evaluates the performance of its reportable segments based on operating profit of the respective businesses. Segment operating profit was modified to follow the accounting policies described in the summary of significant accounting policies footnote included in the Company's 1998 Annual Report, as well as, allocating all corporate office administrative expenses to the segments.

               The following tables set forth information about the Company's operations by its three reportable business segments:

          For the three months ended March 31,     1999            1998
            (Dollars in thousands)               --------        --------
          Revenues
               Bowman Distribution               $ 59,995        $ 66,530

               Associated Spring                   66,299          68,481

               Barnes Aerospace                    38,981          37,719

               Intersegment sales                  (3,027)         (3,814)
                                                 --------        --------
          Total revenue                          $162,248        $168,916
                                                 ========        ========

          Operating profit
               Bowman Distribution               $  4,855        $  9,735

               Associated Spring                    6,924           7,197

               Barnes Aerospace                     3,676           3,186
                                                 --------        --------
          Total operating profit                   15,455          20,118

               Interest income                        271             359

               Interest expense                     1,012           1,125

               Other income (expense)               1,105            (406)
                                                 --------        --------
          Income before income taxes             $ 15,819        $ 18,946
                                                 ========        ========

          Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations

                                 Results of Operations
                                 ---------------------
          The Company's first quarter 1999 consolidated sales were $162.2 million, down 3.9% from $168.9 million last year. Operating income in 1999 was $14.8 million in the first quarter compared to $19.4 million in the comparable 1998 period. Operating income margin in 1999 was 9.1%, compared to 11.5% in the prior year's first quarter. These results reflect period-over-period sales and earnings declines in the Bowman Distribution and Associated Spring business segments, offset in part by the growth in sales and earnings at the Barnes Aerospace business segment. Consolidated cost of sales as a percentage of sales were 67.5% in 1999 versus 65.9% in 1998. The rate of decrease in 1999's cost of sales was lower than the decrease in sales due to the fixed nature of certain costs. In addition, there were higher levels of expenses in 1999 relating to the implementation of business systems at Bowman Distribution. Selling and administrative expenses were approximately 23% of sales in the first quarters of both years.

                       Segment Review-Sales and Operating Profit
                       -----------------------------------------
          Bowman Distribution segment sales in the first three months of 1999 decreased 9.8% to $60.0 million versus $66.5 million in 1998. The decline in sales was due in large part to shipment delays caused by a planned warehouse shutdown to install new business systems at its main distribution center in North America. Operating profits in 1999's first quarter declined compared to 1998's first quarter due to the sales declines and to the additional costs related to systems conversions.

          Associated Spring's segment sales for first quarter 1999 decreased 3.2% compared to last year. Sales were $66.3 million versus $68.5 million in 1998. Operating profit declined at approximately the same rate. The major factors that contributed to the sales and operating profit declines quarter-over-quarter, were the affect on the Singapore operation of the Asian economic slowdown and the softening of sales in certain of Associated Spring's industrial markets.

            Management's Discussion and Analysis of Financial Condition and
                                Results of Operations Continued:

          Barnes Aerospace segment first quarter 1999 sales of $39.0 million, improved 3% over a strong 1998 first quarter. Significant sales gains were reported in both the original equipment manufacture and overhaul and repair businesses. This is a result of the currently strong commercial aviation engine and airframe markets. Operating income for the group also improved over 15% from the very solid 1998 first quarter results.

                             Non-Operating Income/Expense
                             ----------------------------
          In 1999 and 1998 other income includes $0.6 million and $0.7 million from the Company's share of its investment in NASCO. In addition, a net foreign exchange gain of $1.3 million was recognized in 1999 as compared to a net foreign exchange loss of $0.2 million in 1998, which is reflected in other expenses.

                                     Income Taxes
                                     ------------
          The Company's effective tax rate for the first quarter 1999 was 37.0% compared to 37.5% in 1998's first quarter due in part to implementing tax reduction strategies and lower state taxes.


                          Net Income and Net Income Per Share
                          -----------------------------------
          Consolidated net income for the first quarters of 1999 and 1998 was $10.0 million and $11.8 million. Basic earnings per share for the 1999 first quarter was $.50 compared to 1998's $.59 per share. On a diluted basis, earnings per share were $.50 in 1999 and $.58 in 1998. There were no adjustments to net income for the purpose of computing income available to common stockholders for the first quarters of 1999 and 1998. For purpose of computing dilutive earnings per share, the weighted average number of shares outstanding were increased 208,259 and 387,716 for the first quarters of 1999 and 1998,respectively, representing the potential dilutive effects of stock-based incentive plans.

            Management's Discussion and Analysis of Financial Condition and
                           Results of Operations Continued:

                                  Financial Condition
                                  -------------------
                                      Cash Flows
                                      ----------
          Net cash generated by operating activities in the first three months of 1999 was $4.1 million compared to a very strong $14.5 million for the first quarter of 1998. First quarter 1999 cash provided by operating activities was impacted by lower net income and by cash payments of $6.5 million to the former President and CEO related to an early retirement package expensed in 1998.

          Net cash used by investing activities in the first quarter of 1999 was $5.5 million compared to $9.2 million in 1998. The decrease was primarily the result of lower capital expenditures. Both the Associated Spring and Barnes Aerospace groups reported reduced expenditures, while Bowman increased expenditures period over period.

          Net cash provided by financing activities was $3.0 million in the first quarter of 1999 and $3.1 million in 1998's first quarter. The first quarter 1999's higher borrowings were required to repurchase higher levels of Company common stock and support incremental operating activity requirements.

                            Liquidity and Capital Resources
                            -------------------------------
          During 1999 and 1998, the Company's long-term debt was comprised, in part, of borrowings under its short-term bank lines of credit backed by its long-term revolving credit agreement. At March 31, 1999, the Company classified as long-term debt $3.6 million of borrowings under its revolving credit agreement and $6.2 million of the current portion of its 9.47% long-term Notes. The Company has both the intent and the ability, through its revolving credit agreement, to refinance these amounts on a long-term basis. The Company intends to continue this cost-effective approach of long-term financing.

            Management's Discussion and Analysis of Financial Condition and
                           Results of Operations Continued:


          The Company maintains substantial bank borrowing facilities to supplement internal cash generation. At March 31, 1999, the company had $150.0 million of borrowing capacity under its long-term revolving credit agreement of which $12.5 million was borrowed. The Company had $6.5 million in borrowings under uncommitted short-term bank credit lines at March 31, 1999. The interest rate on this borrowing was 5.14%. The Company believes its credit facilities coupled with cash generated from operations are adequate for its anticipated future requirements.

                                 Year 2000  Readiness
                                 --------------------
                                      Background
                                      ----------
          When the Year 2000 (Y2K) arrives, computer software may not be able to distinguish between the year 1900 and 2000, and as a result, date-based information may not be processed accurately. This situation has never been experienced, so no one is quite sure of the consequences or how to completely prevent business disruptions.

                                   General Approach
                                   ----------------
          The Company's intention is to be fully Y2K ready with all of its critical business systems and critical third party business relationships by the Year 2000. The process of addressing Y2K readiness began in early 1997 at each of the Company's three business segments. The Company established a primary Y2K project team led by its chief financial officer and its information technology (IT) directors. With the assistance of a third party consultant, the Company is using a multi-phase approach to manage the Y2K readiness project involving assessment of the problem, remediation and testing. The Company is on target to substantially complete its Y2K readiness project by the end of the third quarter of 1999, with the fourth quarter reserved for final testing at Bowman and addressing any other unforeseen issues.

                                      Assessment
                                      ----------
          In this phase, the Company identifies its critical business systems and critical third party business relationships, and assesses the Y2K impact on each one to determine the relative risks of possible Y2K failures. Based on the risk assessments, priorities are set, resources are allocated and the plan for the next phase, remediation, is established. The assessment of the Company's

            Management's Discussion and Analysis of Financial Condition and
                           Results of Operations Continued:

          systems are complete, although the monitoring of the readiness of our critical business relationships with suppliers and customers is a continuous process. In addition, as new IT systems come on line, they will be assessed as to their Y2K impact on the readiness of the Company's critical systems.

                                      Remediation
                                      -----------
          This phase involves the conversion, modification, or replacement of systems that are not Y2K ready, and the implementation and integration of new Y2K ready systems. It also involves efforts to foster Y2K readiness of third parties with which the Company has critical business relationships. This phase is by far the most complicated, time consuming and costly of the Y2K project. The completion of remediation or implementation of critical systems for Barnes Aerospace and Associated Spring was substantially completed during the first quarter of 1999. For Bowman Distribution, remediation is expected to be completed by the end of the third quarter of 1999. Required for success of this phase is the implementation of the Bowman Distribution enterprise management system. Because it is not practical to modify Bowman's existing system to be Y2K ready, every effort is being made to ensure that the new enterprise system will be fully operational and Y2K compliant by the end of the third quarter of 1999.

                                        Testing
                                        -------
          During this phase, the testing, verification and validation of the performance, functionality and integration of new, replaced and converted systems will be conducted. Both Aerospace and Associated Spring are well into the testing phase, the completion of which is planned by the end of the third quarter of 1999. Bowman Distribution expects to complete its testing phase during the beginning of the fourth quarter. The fourth quarter will also be used to resolve unanticipated activities including possible vendor modifications.

                                   Contingency Plans
                                   -----------------
          The Company is developing contingency plans concurrent with the remediation and testing phases. When the Y2K readiness risks have been determined, contingency plans will be finalized to deal with the most likely worst-case scenarios. This phase will be substantially complete by the end of the third quarter of 1999, with follow-up to occur in the fourth quarter.

            Management's Discussion and Analysis of Financial Condition and
                           Results of Operations Continued:

                                         Cost
                                         ----
          The total expenses specifically associated with the Company becoming Y2K ready are not expected to be material. Because the Company has been in the continuous process of upgrading and modifying existing IT systems as well as adding new systems in the ordinary course of doing business, Y2K readiness was incorporated into the overall strategy to improve and upgrade IT systems. With the implementation of the Bowman enterprise management system in 1999, the Company will have completed a process begun in 1995 of upgrading all of its critical application software. The costs specific to addressing the Y2K readiness project are those directly related to upgrading existing systems to be Y2K ready and costs related to outside consultants assisting with the Y2K project. These costs have been expensed as they have been incurred and totaled approximately $0.6 million in 1998 and are expected to total approximately $1.0 million in 1999. However, a significant portion of the Company's overall IT expense of approximately $11.5 million in 1998 and the estimated $12.0 in 1999 is either directly or indirectly used to addressing Y2K readiness either through software remediation or implementation. In addition, capitalized IT related hardware and software expenditures totaled $12.0 million in 1998 and are expected to be $8.0 million in 1999.

                                         Risks
                                         -----
          Y2K readiness encompasses a number of factors, which the Company cannot completely control, including its critical business relationships with third party suppliers and customers. Although the Company is taking steps to minimize the potential adverse effects of the Y2K issue, any failure by the Company, its major vendors, other material service providers, or its principal customers to address this issue on an adequate and timely basis could have a material adverse effect on the Company's business, results of operations, cash flow and financial condition.

                              Forward-Looking Statements
                              --------------------------
          The Company cautions readers that certain factors may effect the Company's results for future fiscal periods. These factors involve risks and uncertainties that could cause future results to differ materially from those expressed or implied in any forward-looking statements made on behalf of the Company. For this purpose, any statement other than one of historical fact may be considered a forward-looking statement. Some important factors that could cause actual results to vary materially from those anticipated in forward-looking statements include economic volatility, currency and interest rate fluctuations, regulatory changes and technological changes (including Y2K issues), all of which may affect the Company's operations, products and markets.

          PART II. OTHER INFORMATION

          Item 4.  Submission of Matters to Vote of Security Holders
                   -------------------------------------------------

          (a) The Annual Meeting of the registrant's stockholders was held on April 14, 1999. Proxies for the meeting were solicited pursuant to Regulation 14 A.

          (c)  (1) The following directors were elected:

                                          Votes in    Votes   For Terms
                   Director                 Favor    Withheld  Expiring
                   --------               --------   --------  --------
               William S. Bristow, Jr.   17,664,123   577,609    2002
               Robert J. Callander       17,632,030   609,702    2002
               Edmund M. Carpenter       17,465,209   776,523    2002

               (2) The stockholders approved the selection of
                   PricewaterhouseCoopers LLP as the Company's independent accountants for 1999. The proposal was adopted as 17,882,885 shares voted for, 260,823 shares voted against and 98,024 shares abstained.




          Item 6.  Exhibits and Reports on Form 8-K
                   --------------------------------

          (a)      Exhibit

                   Exhibit 27  Financial Data Schedule, March 31, 1999


          (b)      Reports on Form 8-K

                   No reports on Form 8-K, Item 5, Other Events, were filed during the quarter ended March 31, 1999.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Barnes Group Inc.
                                               (Registrant)


     Date  May 14, 1999      By  /s/ Terry M. Murphy
           ------------         -------------------------------------
                                Terry M. Murphy
                                Senior Vice President, Finance
                               (the principal financial officer)

     Date  May 14, 1999      By  /s/ Francis C. Boyle, Jr.
           ------------         -------------------------------------
                                Francis C. Boyle, Jr.
                                Vice President, Controller
                               (the principal accounting officer)