Form 10-Q
period 1999-06-30
BARNES GROUP INC
filed 1999-08-16
CIK 9984

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM l0-Q

(Mark One)

(X)     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

  For the quarterly period ended June 30, 1999

                                    or

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

               Telephone Number (860) 583-7070

            Number of common shares outstanding at
                August 12, 1999 - 19,372,296

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No
                           ---     ---
                                -1-

                        BARNES GROUP INC.

                         FORM 10-Q INDEX

         For the Quarterly period ended June 30, 1999

DESCRIPTION                                                 PAGES
-----------                                                 -----

PART I.     FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

            Consolidated Statements of Income
            for the three months and six months
            ended June 30, 1999 and 1998                       3

            Consolidated Balance Sheets as of
            June 30, 1999 and December 31, 1998              4-5

            Consolidated Statements of Cash Flows
            for the six months ended June 30,
            1999 and 1998                                      6

            Notes to Consolidated Financial
            Statements                                       7-9

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                     10-16

PART II.    OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K                  17

            Signatures                                        17




PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        BARNES GROUP INC.
                CONSOLIDATED STATEMENTS OF INCOME
           (Dollars in thousands, except per share data)
                           (Unaudited)
                        Three months ended       Six months ended
                             June 30,               June 30,
                        --------------------   -------------------
                         1999        1998        1999       1998
                        --------   --------    --------   --------
Net sales               $156,283    $169,151   $318,531   $338,067

 Cost of sales           107,280     112,201    216,820    223,559
Selling and admin-
  istrative expenses      36,470      50,096     74,353     88,274
                        --------    --------   --------   --------
                         143,750     162,297    291,173    311,833
                        --------    --------   --------   --------
Operating income          12,533       6,854     27,358     26,234

Other income               1,406       1,700      3,824      2,896

Interest expense             901         929      1,913      2,054
Other expenses               276         192        688        697
                        --------    --------   --------   --------
Income before income
 taxes                    12,762       7,433     28,581     26,379

Income taxes               4,579       2,787     10,432      9,892
                        --------    --------   --------   --------
Net income              $  8,183    $  4,646   $ 18,149   $ 16,487
                        ========    ========   ========   ========
Per common share:
 Net income - basic     $    .42    $    .23   $    .92   $    .82
            - diluted        .41         .23        .91        .81
 Dividends                   .19         .17        .37        .33

Average common shares
 outstanding          19,576,567  20,222,640 19,669,347 20,198,031

                       See accompanying notes.


                        BARNES GROUP INC.
                   CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)

ASSETS                                   June 30,   December 31,
                                           1999         1998
                                        --------    -----------
                                      (Unaudited)
Current assets
  Cash and cash equivalents             $ 34,046      $ 40,206
  Short-term investments                   1,063         2,566

  Accounts receivable, less allowances
   (1999-$2,653; 1998-$2,413)             91,103        82,809

  Inventories
    Finished goods                        33,105        34,784
    Work-in-process                       14,880        15,309
    Raw materials and supplies            12,931        14,311
                                        --------      --------
                                          60,916        64,404
  Deferred income taxes and prepaid
    expenses                              18,622        17,243
                                        --------      --------
    Total current assets                 205,750       207,228

Deferred income taxes                     24,807        25,136

Property, plant and equipment            353,152       350,793

  Less accumulated depreciation          218,078       211,546
                                        --------      --------
                                         135,074       139,247

Goodwill                                  17,950        18,224

Other assets                              29,593        29,069
                                        --------      --------
Total assets                            $413,174      $418,904
                                        ========      ========


                        See accompanying notes.


                        BARNES GROUP INC.
                   CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY       June 30,    December 31,
                                            1999          1998
                                          ---------    -----------
                                         (Unaudited)
Current liabilities
  Notes payable                            $ 10,891      $  6,766
  Accounts payable                           42,645        38,439
  Accrued liabilities                        39,860        52,934
  Guaranteed ESOP obligation-current            750         2,205
                                           --------      --------
  Total current liabilities                  94,146       100,344

Long-term debt                               51,000        51,000
Accrued retirement benefits                  67,572        68,129
Other liabilities                            10,357        10,757

Stockholders' equity
  Common stock-par value $0.01 per share
    Authorized: 60,000,000 shares
    Issued: 22,037,769 shares
      stated at par value                       220           220
  Additional paid-in capital                 49,730        49,231
  Treasury stock at cost,
    1999-2,504,175 shares
    1998-2,202,417 shares                   (49,839)      (42,893)
  Retained earnings                         215,245       204,364
  Accumulated other comprehensive income    (24,507)      (20,043)
  Guaranteed ESOP obligation                   (750)       (2,205)
                                           --------      --------
Total stockholders' equity                  190,099       188,674
                                           --------      --------
Total liabilities and stockholders'
  equity                                   $413,174      $418,904
                                           ========      ========


                       See accompanying notes.



                        BARNES GROUP INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six months ended June 30, 1999 and 1998
                      (Dollars in thousands)
                           (Unaudited)
                                                   1999      1998
Operating activities:                            -------   -------
  Net income                                     $18,149   $16,487
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation and amortization               15,433    14,091
      Gain on sale of property, plant
        and equipment                               (576)      (98)
      Changes in assets and liabilities:
        Accounts receivable                       (8,835)   (1,876)
        Inventories                                2,484    (7,956)
        Accounts payable                           4,479     4,532
        Accrued liabilities                      (12,595)    3,077
        Deferred income taxes                        612      (937)
      Other                                       (3,505)    6,086
                                                 -------   -------
Net cash provided by operating activities         15,646    33,406

Investing activities:
  Proceeds from sale of property, plant
    and equipment                                  1,096       423
  Capital expenditures                           (12,076)  (16,332)
  Redemption of short-term investments             1,503        --
  Other                                             (773)     (813)
                                                 -------   -------
Net cash used by investing activities            (10,250)  (16,722)

Financing activities:
  Net increase in notes payable                    4,124       260
  Proceeds from the issuance of common stock         946     2,747
  Common stock repurchases                        (7,817)   (6,651)
  Dividends paid                                  (7,274)   (6,761)
                                                 -------   -------
Net cash used by financing activities            (10,021)  (10,405)

Effect of exchange rate changes on cash flows     (1,535)   (1,676)
                                                 -------   -------
(Decrease) increase in cash and cash equivalents  (6,160)    4,603

Cash and cash equivalents at beginning of period  40,206    32,530
                                                 -------   -------
Cash and cash equivalents at end of period       $34,046   $37,133
                                                 =======   =======

                       See accompanying notes.

Notes to Consolidated Financial Statements:

1.   Summary of Significant Accounting Policies
     ------------------------------------------
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, please refer to the consolidated financial statements and footnotes included in the company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.   Property, Plant and Equipment
     -----------------------------
     Property, plant and equipment are stated at cost.
     Depreciation is recorded over estimated useful lives ranging from 20 to 50 years for buildings and 3 to 17 years for machinery and equipment. The straight-line method of depreciation was adopted for all property, plant and equipment placed into service after March 31, 1999. For property, plant and equipment placed into service prior to April 1, 1999, depreciation is provided using accelerated methods. The change in accounting principle was made to reflect improvements in the design and durability of machinery and equipment. Management believes that the straight-line method results in a better matching of revenues and costs. In addition, the new method is prevalent in the industries in which the company operates. The effect of this change on net income was not material.

3.   Comprehensive Income
     ----------------------
     Comprehensive income includes all changes in equity during a period except those resulting from the investment by and distributions to owners. For the company, comprehensive income includes net income and foreign currency translation adjustments. Foreign currency translation adjustments result from the foreign operation's assets and liabilities being translated at the period-end exchange rates and revenues and

Notes to Consolidated Financial Statements Continued:

     expenses being translated at average rates of exchange. The resulting translation gains and losses are reflected in accumulated other comprehensive income within stockholders' equity.

                 Statement of Comprehensive Income
                     (Dollars in thousands)
                           (Unaudited)
                        Three months ended    Six months ended
                              June 30,             June 30,
                        -------------------  -------------------
                          1999      1998       1999       1998
                        --------  --------   --------   --------
Net income              $  8,183  $  4,646   $ 18,149   $ 16,487

Other comprehensive
 gain (loss)                 405    (2,802)    (4,464)    (3,297)
                        --------  --------   --------   --------
Comprehensive income    $  8,588  $  1,844   $ 13,685   $ 13,190
                        ========  ========   ========   ========

 4.   Subsequent Event
      ----------------
      On July 28, 1999, the company announced that it had signed a definitive agreement to acquire the nitrogen gas springs business of Teledyne Fluid Systems, of Allegheny Teledyne Incorporated, for the Associated Spring business segment. Subject to regulatory review, the acquisition is expected to be finalized during the third quarter of 1999. The company plans to finance the purchase through the issuance of long-term debt, which will result in both higher interest expense and debt to capital ratios in the future.

 5.   Information on Business Segments
      --------------------------------
      The company evaluates the performance of its reportable segments based on operating profit of the respective businesses. Segment operating profit was modified to follow the accounting policies described in the summary of significant accounting policies footnote included in the company's 1998 Annual Report. In addition, all corporate office administrative expenses are allocated to the segments, exclusive of the costs associated with the accelerated retirement package for the former president and chief executive officer.

Notes to Consolidated Financial Statements Continued:


     The following tables set forth information about the company's operations by its three reportable business segments:

                        Three months ended     Six months ended
                              June 30,             June 30,
                       -------------------   -------------------
                         1999       1998        1999      1998
                       --------   --------    --------  --------
                                (Dollars in thousands)
Revenues:
  Bowman Distribution  $ 58,999   $ 63,457    $118,994  $129,987

  Associated Spring      68,510     69,309     134,809   137,790

  Barnes Aerospace       31,708     40,519      70,689    78,238

  Intersegment sales     (2,934)    (4,134)     (5,961)   (7,948)
                       --------   --------    --------  --------

Total revenue          $156,283   $169,151    $318,531  $338,067
                       ========   ========    ========  ========

Operating profit:

  Bowman Distribution  $  2,728   $  9,142    $  7,583  $ 18,877

  Associated Spring       9,057      7,583      15,981    14,780

  Barnes Aerospace        2,139      3,988       5,815     7,174

  Former CEO retirement
    package                  --    (12,905)         --   (12,905)
                       --------   --------    --------  --------
Total operating profit   13,924      7,808      29,379    27,926

  Interest income           172        339         443       698

  Interest expense          901        929       1,913     2,054

  Other income(expense)    (433)       215         672      (191)
                       --------   --------    --------  --------
Income before income
  taxes                $ 12,762   $  7,433    $ 28,581  $ 26,379
                       ========   ========    ========  ========


Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations

                       Results of Operations
                       ---------------------
The company's second quarter 1999 sales were $156.3 million, down 8% from $169.2 million in 1998. Operating income was $12.5 million versus $6.9 million for the comparable 1998 quarter. In the second quarter of 1998 operating income included a non-recurring charge of $12.9 million related to the accelerated retirement package of the company's former president and chief executive officer. The second quarter 1999 performance reflects sales and profit declines at Barnes Aerospace and Bowman Distribution. However, Associated Spring reported a 19% increase in operating profits in the 1999 second quarter on near level year-over-year sales.

The company's 1999 first half sales were $318.5 million, down 6% from $338.1 million in 1998. The 1999 year-to-date operating income was $27.4 million versus $26.2 million reported in 1998. The 1998 year-to-date results include the non-recurring charge related to the accelerated retirement package of the company's former president and chief executive officer. The 1999 results reflect year-over-year sales declines at all three business segments and operating profit declines at Barnes Aerospace and Bowman Distribution. The operating profit declines were partially offset by Associated Spring, which recorded an 8% year-over-year improvement in operating profit.

              Segment Review-Sales and Operating Profit
              ------------------------------------------
Associated Spring segment sales for the second quarter and six months ending June 30, 1999 declined slightly versus the comparable 1998 periods. Sales for the 1999 second quarter and first half were $68.5 million and $134.8 million, respectively. In spite of lower sales, the second quarter and year-to-date 1999 operating profits increased to $9.1 million and $16.0 million, respectively, a 19% and 8% improvement over the comparable 1998 periods. The improved results are largely attributable to a strong performance by Associated Spring's largest U.S. plant, stabilization of international economies, and cost management at Associated Spring's headquarters.

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations Continued:

Bowman Distribution's second quarter and year-to-date 1999 segment sales were $59.0 million and $119.0 million, a 7% and 9% decline from the comparative 1998 periods. Operating profits in 1999 also declined in both the second quarter and first half as compared to 1998. The sales and profit shortfalls in 1999 were due to shipment delays and cancellations resulting from a planned warehouse shutdown initiated in the first quarter to install a new warehouse management system at the Elizabethtown, Kentucky facility. This implementation encountered unanticipated operational as well as software problems during the system installation which resulted in shipment delays, cancellations and added costs. Management is addressing this issue and expects to see improved customer service levels and warehouse efficiency in the second half of 1999.

Barnes Aerospace's second quarter 1999 segment sales were $31.7 million compared to $40.5 million in 1998 and the year-to-date 1999 segment sales were $70.7 million compared to $78.2 million in 1998. A direct result of the sales decline was a shortfall in operating profits in 1999 in both the second quarter and first half compared to 1998. The 1999 sales and operating profit declines occurred at Barnes Aerospace's original equipment manufacturing facilities, the result of significant rescheduling by its customers due to the slowdown in the aviation industry. This industry slowdown has resulted in a decrease in new orders for aerospace products and cancellations or rescheduling of existing orders throughout the industry and is expected to result in lower manufacturing volumes in the near term. The 1999 results at Barnes Aerospace's overhaul and repair facilities kept pace with last year's strong performance.

                    Non-Operating Income/Expense
                    ----------------------------
Other income for the first half of 1999 increased over 1998 reflecting a gain on the sale of the recently closed Associated Spring, Arden, North Carolina facility and net foreign exchange transaction gains, mainly resulting from the devaluation of the Brazilian real, in the early part of 1999. The decline in other income in the second quarter of 1999 compared to 1998 was largely attributable to lower net foreign exchange gains. Interest expense and other expenses for both the first half and second quarter of 1999 were comparable to the same periods in 1998.

                            Income Taxes
                            ------------
The company's effective tax rate was 36.5% in 1999 as compared to 37.5% in 1998. The lower rate in 1999 was due to lower state taxes as well as higher foreign income with tax rates lower than the U.S. statutory tax rate.

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations Continued:

                 Net Income and Net Income Per Share
                 -----------------------------------
Consolidated net income for the second quarter of 1999 and 1998 was $8.2 million and $4.6 million, respectively. Basic and diluted earnings per share for the 1999 second quarter were $.42 and $.41 compared to 1998's basic and diluted earnings per share of $.23.
In the second quarter of 1998, earnings included a non-recurring after-tax charge of $7.7 million, or $.38 per share related to the accelerated retirement package of the company's former president and chief executive officer.

Consolidated net income for the first half of 1999 and 1998 was $18.1 million and $16.5 million, respectively. Basic and diluted earnings per share for the first six months of 1999 were $.92 and $.91 compared to 1998's basic and diluted earnings per share, including the non-recurring charge, of $.82 and $.81, respectively.

There were no adjustments to net income for the purpose of computing income available to common stockholders for 1999 and 1998. For the purpose of computing diluted earnings per share, the weighted average number of shares outstanding for the second quarter of 1999 and 1998 was increased by 263,937 and 339,811, respectively, and for the first six months of 1999 and 1998 was increased 236,098 and 360,763, respectively, representing the potential dilutive effects of stock-based incentive plans.

                        Financial Condition
                        -------------------
                             Cash Flows
                             ----------
Net cash generated by operating activities in the first six months of 1999 was $15.6 million, compared to $33.4 million in 1998. This decrease in operating cash flows is primarily related to cash payments of $7.0 million made in 1999 for the early retirement package for the former president and chief executive officer which was expensed and accrued in 1998. These cash payments are reflected in the decrease in accrued liabilities.

Net cash used for investing activities during the first six months of 1999 was $10.3 million compared to $16.7 million in 1998's first half. The decrease in cash used in 1999 compared to 1998 was due primarily to lower capital spending. This reduction comes after five years of heavy investment by all three operating Groups to expand capacity and improve productivity, quality and customer service.

           Management's Discussion and Analysis of Financial
            Condition and Results of Operations Continued:

Net cash used by financing activities was $10.0 million in the first half of 1999 compared to $10.4 million in 1998's first half.

                  Liquidity and Capital Resources
                  -------------------------------
During 1999 and 1998, the company's long-term debt was comprised, in part, of borrowings under its short-term bank lines of credit backed by its long-term revolving credit agreement. At June 30, 1999, the company classified as long-term debt $3.6 million of borrowings under its lines of credit and $6.2 million of the current portion of its 9.47% long-term Notes. The company has both the intent and the ability, through its revolving credit agreement, to refinance these amounts on a long-term basis. The company intends to continue this cost-effective method of long-term financing.

As described in the Notes to Consolidated Financial Statements, on July 28, 1999, the company signed a definitive agreement to acquire the nitrogen gas springs business of Teledyne Fluid Systems, a division of Allegheny Teledyne Incorporated. The company plans to finance this purchase, which is subject to regulatory review, through the issuance of long-term debt that will result in both higher future interest costs and debt to capital ratios.

The company maintains substantial bank borrowing facilities to supplement internal cash generation. At June 30, 1999, the company had $150.0 million of borrowing capacity under its long-term revolving credit agreement of which none was borrowed. The company had $14.0 million in borrowings under uncommitted short-term bank credit lines at June 30, 1999. The interest rate on this borrowing was 5.62%. The company believes its credit facilities coupled with cash generated from operations are adequate for its anticipated future requirements.

                        Year 2000 Readiness
                        --------------------
                             Background
                             ----------
When the Year 2000 (Y2K) arrives, computer software may not be able to distinguish between the year 1900 and 2000 and, as a result, date-based information may not be processed accurately. This situation has never been experienced, so no one is quite sure of the consequences or how to completely prevent business disruptions.

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations Continued:

                          General Approach
                          ----------------
The company's intention is to be fully Y2K ready with all of its critical business systems and critical third party business relationships by the Year 2000. The process of addressing Y2K readiness began in early 1997 at each of the company's three business segments. The company established a primary Y2K project team led by its chief financial officer and its information technology (IT) directors. With the assistance of a third party consultant, the company is using a multi-phase approach to manage the Y2K readiness project involving assessment of the problem, remediation and testing. The company is on target to complete its Y2K readiness project at both its Associated Spring and Barnes Aerospace businesses by the end of the third quarter of 1999. At Bowman Distribution the implementation of an enterprise management system encountered difficulties in the second quarter of 1999 which have caused a delay in the final implementation until the fourth quarter of this year.

                             Assessment
                             ----------
In this phase, the company identifies its critical business systems and critical third party business relationships, and assesses the Y2K impact on each one to determine the relative risks of possible Y2K failures. Based on the risk assessments, priorities are set, resources are allocated and the plan for the next phase, remediation, is established. The assessment of the company's systems is complete, although the monitoring of the readiness of critical business relationships with suppliers and customers is a continuous process. In addition, as new IT systems come on line, they will be assessed as to their Y2K impact on the readiness of the company's critical systems.

                            Remediation
                            -----------
This phase involves the conversion, modification, or replacement of systems that are not Y2K ready, and the implementation and integration of new Y2K ready systems. It also involves efforts to foster Y2K readiness of third parties with which the company has critical business relationships. This phase is by far the most complicated, time consuming and costly of the Y2K project. The completion of remediation or implementation of critical systems for Barnes Aerospace and Associated Spring was completed during the second quarter of 1999. For Bowman Distribution, remediation is expected to be completed by year-end with the new system implementation.

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations Continued:

                              Testing
                              -------
During this phase, the testing, verification and validation of the performance, functionality and integration of new, replaced and converted systems will be conducted. Both Aerospace and Associated Spring are well into the testing phase, the completion of which is planned by the end of the third quarter of 1999. Bowman Distribution expects to complete its testing phase during the fourth quarter. The fourth quarter will also be used to resolve unanticipated activities including possible vendor modifications.

                         Contingency Plans
                         -----------------
The company is developing contingency plans concurrent with the remediation and testing phases. When the Y2K readiness risks have been determined, contingency plans will be finalized to deal with the most likely worst-case scenarios. Associated Spring and Barnes Aerospace will have substantially completed this phase by the end of the third quarter of 1999, with follow-up to occur in the fourth quarter. Management considers the timing of the implementation of the Bowman Distribution enterprise management system to be a risk area for the company. As a result, plans and costs are being developed to make the existing Bowman Distribution system Y2K ready by December 1, 1999.

                                Cost
                                ----
The total expenses specifically associated with the company becoming Y2K ready are not expected to be material. Because the company has been in the continuous process of upgrading and modifying existing IT systems as well as adding new systems in the ordinary course of doing business, Y2K readiness was incorporated into the overall strategy to improve and upgrade IT systems. With the expected implementation of the Bowman enterprise management system in 1999, the company will have completed a process begun in 1995 of upgrading all of its critical application software. The costs specific to addressing the Y2K readiness project are those directly related to upgrading existing systems to be Y2K ready and costs related to outside consultants assisting with the Y2K project. These costs have been expensed as they have been incurred and totaled approximately $0.6 million in 1998 and are expected to total approximately $1.2 million in 1999. The $1.2 million estimate does not include the costs of the Bowman contingency plan to modify the existing system to be Y2K ready by the Year 2000.

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations Continued:


These Bowman contingency plan costs are currently being finalized and are not expected to have a significant impact on the company's consolidated financial statements. A significant portion of the company's overall IT expense of approximately $11.5 million in 1998 and the estimated $12.4 million in 1999 is either directly or indirectly used to address Y2K readiness either through software remediation or implementation. In addition, capitalized IT related hardware and software expenditures totaled $12.0 million in 1998 and are expected to be $9.0 million in 1999.

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

                     Forward-Looking Statements
                     --------------------------
The company cautions readers that certain factors may affect the company's results for future fiscal periods. These factors involve risks and uncertainties that could cause future results to differ materially from those expressed or implied in any forward-looking statements made on behalf of the company. For this purpose, any statement other than one of historical fact may be considered a forward-looking statement. Some important factors that could cause actual results to vary materially from those anticipated in forward-looking statements include economic and industry volatility, currency and interest rate fluctuations, regulatory changes and technological changes (including Y2K issues), all of which may affect the company's operations, products and markets.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
 (a)     Exhibits

         Exhibit 18 Independent accountants' preferability letter regarding change in accounting principles

         Exhibit 27  Financial Data Schedule, June 30, 1999

 (b)     Reports on Form 8-K

         A report on Form 8-K dated August 9, 1999 was filed with the commission on August 11, 1999. This report includes information under Item 5 concerning the July 28, 1999 announcement of the company's agreement to acquire the nitrogen gas springs business of Teledyne Fluid Systems, a business of Allegheny Teledyne Incorporated.


                             SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Barnes Group Inc.
                                            (Registrant)

Date  August 16, 1999 By /s/ Francis C. Boyle, Jr.
      ---------------    -------------------------------------
                         Francis C. Boyle, Jr.
                         Vice President, Controller
                         (the principal financial officer)

Date  August 16, 1999 By /s/ John J. Locher
      ---------------    -------------------------------------
                         John J. Locher
                         Vice President, Treasurer