Form 10-Q
period 1999-09-30
BARNES GROUP INC
filed 1999-11-15
CIK 9984

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-Q


(Mark One)

(X)     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

 For the quarterly period ended September 30, 1999

                                    or

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

                November 8, 1999 - 19,014,259

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

       For the Quarterly period ended September 30, 1999


DESCRIPTION                                                 PAGES
-----------                                                 -----

PART I.    FINANCIAL INFORMATION

   ITEM 1. Financial Statements

           Consolidated Statements of Income
           for the nine months and three months
           ended September 30, 1999 and 1998                   3

           Consolidated Balance Sheets as of
           September 30, 1999 and December 31, 1998          4-5

           Consolidated Statements of Cash Flows
           for the nine months ended September 30,
           1999 and 1998                                       6

           Notes to Consolidated Financial
           Statements                                       7-10

   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                      11-18

PART II.                          OTHER INFORMATION

   ITEM 6. Exhibits and Reports on Form 8-K                   19

           Signatures                                         19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       BARNES GROUP INC.
               CONSOLIDATED STATEMENTS OF INCOME
         (Dollars in thousands, except per share data)
                          (Unaudited)


                       Three months ended    Nine months ended
                          September 30,         September 30,
                       ------------------    -----------------
                         1999       1998        1999       1998
                       --------   --------    --------   --------
Net sales              $154,043   $158,262   $472,574    $496,329

Cost of sales           103,665    107,503    320,485     331,062
Selling and admin-
 istrative expenses      36,973     33,836    111,326     122,110
                       --------   --------   --------    --------
                        140,638    141,339    431,811     453,172
                       --------   --------   --------    --------
Operating income         13,405     16,923     40,763      43,157

Other income              1,431      1,374      5,255       4,270

Interest expense          1,617      1,045      3,530       3,099
Other expenses              516        172      1,204         869
                       --------   --------   --------    --------
Income before income
 taxes                   12,703     17,080     41,284      43,459

Income taxes              3,811      6,405     14,243      16,297
                       --------   --------   --------    --------

Net income             $  8,892   $ 10,675   $ 27,041    $ 27,162
                       ========   ========   ========    ========

Per common share:
 Net income - basic    $    .46   $    .53   $   1.38    $   1.35
            - diluted       .45        .52       1.36        1.33
 Dividends                  .19        .18        .56         .51

Average common shares
 outstanding         19,347,665 20,094,652 19,560,942  20,163,193



                       See accompanying notes.

                          BARNES GROUP INC.
                     CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands)


ASSETS                                September 30,  December 31,
                                           1999         1998
                                       -----------   -----------
                                       (Unaudited)
Current assets
  Cash and cash equivalents             $ 39,057     $ 40,206
  Short-term investments                      --        2,566

  Accounts receivable, less allowances
   (1999-$2,838; 1998-$2,413)            100,034       82,809

  Inventories
    Finished goods                        36,448       34,784
    Work-in-process                       13,584       15,309
    Raw materials and supplies            14,007       14,311
                                        --------     --------
                                          64,039       64,404
  Deferred income taxes and prepaid
    expenses                              18,056       17,243
                                        --------     --------
    Total current assets                 221,186      207,228

Deferred income taxes                     24,499       25,136

Property, plant and equipment            367,776      350,793

  Less accumulated depreciation          220,089      211,546
                                        --------     --------
                                         147,687      139,247

Goodwill                                  88,733       18,224

Other assets                              35,821       29,069
                                        --------     --------
Total assets                            $517,926     $418,904
                                        ========     ========


                       See accompanying notes.

                          BARNES GROUP INC.
                     CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY    September 30,   December 31,
                                             1999           1998
                                        ------------    -----------
                                         (Unaudited)
Current liabilities
  Notes payable                           $ 22,293       $  6,766
  Accounts payable                          45,433         38,439
  Accrued liabilities                       46,541         52,934
  Guaranteed ESOP obligation-current            --          2,205
                                          --------       --------
  Total current liabilities                114,267        100,344

Long-term debt                             140,000         51,000
Accrued retirement benefits                 67,064         68,129
Other liabilities                           11,191         10,757

Stockholders' equity
  Common stock-par value $0.01 per share
    Authorized: 60,000,000 shares
    Issued: 22,037,769 shares
      stated at par value                      220            220
  Additional paid-in capital                49,896         49,231
  Treasury stock at cost,
    1999-2,994,996 shares
    1998-2,202,417 shares                  (60,536)       (42,893)
  Retained earnings                        220,411        204,364
  Accumulated other comprehensive income   (24,587)       (20,043)
  Guaranteed ESOP obligation                    --         (2,205)
                                          --------       --------
Total stockholders' equity                 185,404        188,674
                                          --------       --------
Total liabilities and stockholders'
  equity                                  $517,926       $418,904
                                          ========       ========

                       See accompanying notes.

                          BARNES GROUP INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
            Nine Months ended September 30, 1999 and 1998
                       (Dollars in thousands)
                             (Unaudited)
                                                    1999      1998
                                                  -------   -------
Operating activities:
  Net income                                      $27,041   $27,162
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization                 22,821    20,913
     Gain on sale of property, plant and
       equipment                                     (506)     (159)
     Changes in assets and liabilities:
       Accounts receivable                         (9,851)       72
       Inventories                                  4,286    (5,585)
       Accounts payable                             5,265     4,649
       Accrued liabilities                        (11,419)    5,333
       Deferred income taxes                          996       288
     Other                                         (5,265)    5,098
                                                  -------   -------
Net cash provided by operating activities          33,368    57,771

Investing activities:
  Proceeds from sale of property, plant
    and equipment                                   1,920     2,310
  Capital expenditures                            (19,832)  (25,681)
  Acquisition of Nitrogen Business Unit           (91,949)       --
  Redemption of short-term investment               2,566        --
  Other                                            (1,480)   (1,357)
                                                  -------   -------
Net cash used by investing activities            (108,775)  (24,728)

Financing activities:
  Net increase in notes payable                    15,407       231
  Proceeds from the issuance of long-term debt     89,000        --
  Proceeds from the issuance of common stock        1,238     3,178
  Common stock repurchases                        (18,756)  (11,487)
  Dividends paid                                  (10,953)  (10,375)
                                                  -------   -------
Net cash provided (used) by financing activities   75,936   (18,453)

Effect of exchange rate changes on cash flows      (1,678)   (2,324)
                                                  -------   -------
(Decrease) increase in cash and cash equivalents   (1,149)   12,266

Cash and cash equivalents at beginning of period   40,206    32,530
                                                  -------   -------
Cash and cash equivalents at end of period        $39,057   $44,796
                                                  =======   =======

                       See accompanying notes.

Notes to Consolidated Financial Statements:

1.   Summary of Significant Accounting Policies
     ------------------------------------------
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, please refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.   Property, Plant and Equipment
     -----------------------------
     Property, plant and equipment are stated at cost.
     Depreciation is recorded over estimated useful lives ranging from 20 to 50 years for buildings and 3 to 17 years for machinery and equipment. The straight-line method of depreciation was adopted for all property, plant and equipment placed into service after March 31, 1999. For property, plant and equipment placed into service prior to April 1, 1999, depreciation is provided using accelerated methods. The change in accounting principle was made to reflect improvements in the design and durability of machinery and equipment. Management believes that the straight-line method results in a better matching of revenues and costs. In addition, the new method is prevalent in the industries in which the Company operates. The effect of this change on net income for the third quarter and nine-month period was $126 thousand and $196 thousand, respectively.

Notes to Consolidated Financial Statements Continued:

3.   Comprehensive Income
     --------------------
     Comprehensive income includes all changes in equity during a period except those resulting from the investment by and distributions to owners. For the Company, comprehensive income includes net income and foreign currency translation adjustments. Foreign currency translation adjustments result from the foreign operations' assets and liabilities being translated at the period-end exchange rates and revenues and expenses being translated at average rates of exchange. The resulting translation gains and losses are reflected in accumulated other comprehensive income within stockholders' equity.

                  Statement of Comprehensive Income
                      (Dollars in thousands)
                            (Unaudited)

                        Three months ended    Nine months ended
                           September 30,        September 30,
                        -------------------  -------------------
                          1999       1998      1999       1998
                        --------   --------  --------   --------
 Net income             $  8,892   $ 10,675  $ 27,041   $ 27,162

 Other comprehensive
  loss                       (80)    (1,345)   (4,544)    (4,642)
                        --------   --------  --------   --------
 Comprehensive income   $  8,812   $  9,330  $ 22,497   $ 22,520
                        ========   ========  ========   ========

4.   Acquisition of the Nitrogen Gas Springs Business
     -----------------------------------------------
     On August 30, 1999, the Company purchased substantially all of the assets and liabilities of the nitrogen gas spring business (Nitrogen Business Unit) of the Teledyne Fluid Systems Division of Teledyne Industries, Inc. pursuant to an Asset Purchase and Sale Agreement dated as of July 27, 1999. The acquisition of the Nitrogen Business Unit was recorded using the purchase method of accounting and will be included in the Associated Spring business segment. The $89.7 million purchase price has been allocated to tangible and intangible assets and liabilities of the Nitrogen Business Unit based upon estimates of their respective values. The resulting goodwill will be amortized over 40 years. The funds used to purchase the assets and liabilities were initially borrowed under the Company's $150 million revolving credit agreement. On November 12, 1999, the Company financed a portion of the acquisition through the issuance of $70 million of long-term private placement debt. The debt ranges in maturity from

Notes to Consolidated Financial Statements Continued:

     eight to eleven years at an average annual interest rate of 7.75%. The issuance of the long-term debt and the usage of the Company's long-term revolving credit agreement will result in both higher interest expense and higher debt to capitalization ratios in the future. Additionally, the consolidation of the Nitrogen Business Unit into the Company will reduce the Company's effective tax rate as a result of the associated income being taxed at lower foreign tax rates, as well as, the result of certain foreign tax planning strategies.

 5.  Information on Business Segments
     --------------------------------
     The Company evaluates the performance of its reportable segments based on operating profit of the respective businesses. Segment operating profit was modified to follow the accounting policies described in the summary of significant accounting policies footnote included in the Company's 1998 Annual Report, as well as allocating all corporate office administrative expenses to the segments, exclusive of the costs associated with the accelerated retirement package for the former president and chief executive officer.

Notes to Consolidated Financial Statements Continued:

      The following tables set forth information about the Company's operations by its three reportable business segments:

                        Three months ended    Nine months ended
                          September 30,          September 30,
                       -------------------   -------------------
                         1999       1998        1999      1998
                       --------   --------   ---------  --------
                                (Dollars in thousands)
Revenues:

  Bowman Distribution  $ 57,744   $ 60,068    $176,738  $190,055

  Associated Spring      70,911     62,090     205,720   199,880

  Barnes Aerospace       28,523     38,739      99,211   116,977

  Intersegment sales     (3,135)    (2,635)     (9,095)  (10,583)
                       --------   --------    --------  --------

Total revenue          $154,043   $158,262    $472,574  $496,329
                       ========   ========    ========  ========

Operating profit:

  Bowman Distribution  $  3,860   $  7,744    $ 11,443  $ 26,621

  Associated Spring       8,397      6,793      24,378    21,573

  Barnes Aerospace        1,829      3,133       7,644    10,307

  Former CEO retirement
    package                  --         --         --    (12,905)
                       --------   --------    --------  --------
Total operating profit   14,086     17,670      43,465    45,596

  Interest income           358        429         801     1,127

  Interest expense        1,617      1,045       3,530     3,099

  Other income(expense)    (124)        26         548      (165)
                       --------   --------    --------  --------
Income before
  income taxes         $ 12,703   $ 17,080    $ 41,284  $ 43,459
                       ========   ========    ========  ========

Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

                        Results of Operations
                        ---------------------
The Company's third quarter 1999 sales were $154.0 million, down 3% from $158.3 million in 1998. Operating income was $13.4 million versus $16.9 million for the comparable 1998 quarter. Contributing to the decline in operating income was increased selling and administrative (SG&A) expenses related to Bowman operations in the U.S., and personnel related costs and SG&A costs of the newly acquired Nitrogen Business Unit.

The third quarter 1999 performance reflects sales and profit declines at Barnes Aerospace and Bowman Distribution. However, in the third quarter of 1999, Associated Spring reported a 14% and 24% increase in sales and operating profit, respectively, over the prior year.

The Company's 1999 first nine months sales were $472.6 million, down 5% from $496.3 million in 1998. The 1999 year-to-date operating income was $40.8 million versus $43.2 million reported in 1998. The 1998 year-to-date results include a $12.9 million charge related to the accelerated retirement package of the Company's former president and chief executive officer. The 1999 results reflect year-over-year sales and operating profit declines at Barnes Aerospace and Bowman Distribution. These sales and operating profit declines were partially offset by Associated Spring, which recorded a 3% and 13% year-over-year improvement in sales and operating profit.

              Segment Review-Sales and Operating Profit
             ------------------------------------------
Associated Spring segment sales for the third quarter and nine months ending September 30, 1999 increased 14% and 3% versus the comparable 1998 periods. Sales for the 1999 third quarter and first nine months were $70.9 million and $205.7 million, respectively.
The third quarter and year-to-date 1999 operating profit increased to $8.4 million and $24.4 million, respectively, a 24% and 13% improvement over prior year. The improved results are largely attributable to the increase in sales volume and profit from the newly acquired Nitrogen Business Unit, strong performances at several of Associated Spring's U.S. plants, stabilization of international economies, and cost management at Associated Spring's headquarters.

Bowman Distribution third quarter and year-to-date 1999 segment sales were $57.7 million and $176.7 million, a 4% and 7% decline from the comparative 1998 periods. Operating profit in 1999 also declined in both the third quarter and full year compared to 1998. The sales and profit shortfalls were due to shipment delays resulting from a planned warehouse shutdown initiated in the first quarter to install a new warehouse management system at the

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations Continued

Elizabethtown, Kentucky facility. In the second quarter of 1999, the implementation encountered unanticipated operational as well as software problems during the system installation resulting in shipment delays and added cost. Although year-over-year sales are down in the third quarter, the trend improved as Bowman continued to improve customer service levels by reducing shipping delays and backlog. However, the final implementation of the business system is scheduled for the fourth quarter of 1999 during which time additional shipment delays may occur.

Barnes Aerospace third quarter 1999 segment sales were $28.5 million as compared to $38.7 million in 1998 and the year-to-date 1999 segment sales were $99.2 million as compared to $117.0 million in 1998. The shortfall of operating profit, in both the third quarter and first nine months in 1999, is a direct result of the sales volume decline. The majority of the 1999 sales and operating profit declines occurred at Barnes Aerospace's original equipment manufacturing facilities, the result of significant rescheduling by its customers and a general downturn in the aerospace market.

                    Non-Operating Income/Expense
                    ----------------------------
Other income for the first nine months of 1999 increased over 1998 reflecting a gain on the sale of an Associated Spring facility and net foreign exchange transaction gains mainly resulting from the Brazil currency devaluation in the early part of 1999. Partially offsetting the increase in other income was reduced joint venture equity income.

Interest expense and other expense increased in both the third quarter and first nine months as a result of the acquisition of the Nitrogen Business Unit. Specifically, interest expense increased as a result of the increased borrowings used to fund the acquisition. Other expense increased as a result of additional amortization of goodwill associated with the acquisition.

                            Income Taxes
                            ------------
The Company's effective tax rate was 34.5% for the first nine months of 1999 as compared to 37.5% in 1998. The lower rate in 1999 was due to lower state taxes, higher foreign income with tax rates lower than the U.S. statutory tax rate, as well as foreign tax strategies associated with the acquisition of the Nitrogen Business Unit.

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations Continued

                 Net Income and Net Income Per Share
                 -----------------------------------
Consolidated net income for the third quarter of 1999 and 1998 was $8.9 million and $10.7 million, respectively. Basic and diluted earnings per share for the 1999 third quarter were $.46 and $.45 compared to 1998's basic and diluted earnings per share of $.53 and $.52.

Consolidated net income for the first nine months of 1999 and 1998 was $27.0 million and $27.2 million, respectively. Basic and diluted earnings per share for the first nine months of 1999 were $1.38 and $1.36 compared to 1998's basic and diluted earnings per share of $1.35 and $1.33. The 1998 year-to-date earnings included an after-tax charge of $7.7 million, or $.38 per share related to the accelerated retirement package of the Company's former president and chief executive officer.

There were no adjustments to net income for the purpose of computing income available to common stockholders for 1999 and 1998. For the purpose of computing diluted earnings per share, the weighted average number of shares outstanding for the third quarter of 1999 and 1998 were increased by 235,628 and 292,807 shares, respectively, and for the first nine months of 1999 and 1998 were increased 235,941 and 338,142 shares, respectively, representing the potential dilutive effects of stock-based incentive plans.

                         Financial Condition
                         -------------------
                             Cash Flows
                             ----------
Net cash generated by operating activities in the first nine months of 1999 was $33.4 million, compared to $57.8 million in 1998. This decrease in operating cash flows is primarily related to the decline in the Company's operating results as well as the cash payments of $7.4 million made in 1999 for the early retirement package for the former president and chief executive officer which was expensed and accrued in 1998.

Net cash used for investing activities during the first nine months of 1999 was $108.8 million compared to $24.7 million in 1998's first nine months. The increase in cash used in 1999 compared to 1998 is due to the purchase of the Nitrogen Business Unit, which is partially offset by lower capital spending. The lower level of capital spending follows five years of heavy investment by all three operating Groups to expand capacity and improve productivity, quality and customer service.

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations Continued

Net cash generated by financing activities was $75.9 million in the first nine months of 1999 as compared to cash usage of $18.5 million in 1998's first nine months. The increase in cash primarily relates to the issuance of long-term debt to fund the purchase of the Nitrogen Business Unit.

                   Liquidity and Capital Resources
                   -------------------------------
During 1999 and 1998, the Company's long-term debt was comprised, in part, of borrowings under its short-term bank lines of credit backed by its long-term revolving credit agreement. At September 30, 1999, the Company classified as long-term debt $6.1 million of the current portion of its 9.47% long-term Notes. The Company has both the intent and the ability, through its revolving credit agreement, to refinance these amounts on a long-term basis. The Company intends to continue this cost-effective method of long-term financing.

On November 12, 1999, the Company financed a portion of the Nitrogen Business Unit acquisition through the issuance of $70 million of private placement Senior Notes (the Notes). The Notes, placed with seven insurance companies, range in maturity from eight to eleven years and bear an average annual interest rate of 7.75%. The balance of the acquisition purchase price is financed through borrowings under the Company's long-term revolving credit agreement. The issuance of the Notes and the usage of the Company's long-term revolving credit agreement will result in both higher interest expense and higher debt to capitalization ratios in the future.

On September 2, 1999, Barnes Sweden Holding Company AB, a wholly-owned subsidiary of the Company, entered into a three year, $70 million cross-currency exchange agreement. In effect, the agreement allows Barnes Sweden Holding Company AB to convert U.S. dollar denominated interest and principal liabilities into Swedish Krona denominated liabilities at a fixed interest rate during the three-year period. This agreement matures on October 2, 2002. This cross-currency exchange agreement is viewed by the Company as a risk management tool and is not used for speculative or trading purposes. The overall objective is to reduce the exposure associated with currency fluctuations between the U.S. dollar and the Swedish Krona.

The Company maintains substantial bank borrowing facilities to supplement internal cash generation. At September 30, 1999, the Company had $150.0 million of borrowing capacity under its long-term revolving credit agreement of which $102 million was borrowed at an interest rate of 5.68%. Additionally, the Company had $12.5 million in borrowings under uncommitted short-term bank credit lines at an interest rate of 5.96%. The Company believes its credit facilities, including the new Notes, coupled with cash generated from operations are adequate for its anticipated future requirements.

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations Continued

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

                          General Approach
                          ----------------
The Company's intention is to be fully Y2K ready with all of its critical business systems, equipment and facilities, as well as critical third party business relationships by the Year 2000. The process of addressing Y2K readiness relating to Associated Spring's JBA Business System, Barnes Aerospace's Fourth Shift Business System and Bowman Distribution's ASI Business System began in early 1997. The Company established a primary Y2K project team led by its chief financial officer and its information technology (IT) directors. With the assistance of a third party consultant, the Company is using a multi-phase approach to manage the Y2K readiness project involving assessment of the problem, remediation and testing. The Company completed its Y2K readiness project at both its Associated Spring and Barnes Aerospace businesses in the third quarter of 1999. At Bowman Distribution, the implementation of a warehouse management system, a module of the ASI enterprise management system, encountered unanticipated operational as well as software difficulties in the second quarter of 1999 which caused a delay in the final implementation until December of this year.

                             Assessment
                             ----------
In this phase, the Company identifies its critical business systems, equipment and facilities, and critical third party business relationships, and assesses the Y2K impact on each one to determine the relative risks of possible Y2K failures. Based on the risk assessments, priorities are set, resources are allocated and the plan for the next phase, remediation, is established. The assessment of all the Company's critical business systems, equipment and facilities are complete.

The Company has been assessing its Y2K risks related to critical business relationships with third parties at all of the operations via ongoing communication with its critical customers and suppliers. As part of the process, the Company has requested written assurances from these customers and suppliers that they have Y2K readiness

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations Continued

programs in place, as well as an affirmation that they will be compliant when necessary. Responses to these inquiries continue to be gathered and reviewed. Further analysis, including site visits, is being conducted as necessary.

In addition, as new IT systems are implemented, they are being assessed as to their Y2K impact on the readiness of the Company's critical systems.

                             Remediation
                             -----------
This phase involves the conversion, modification, or replacement of systems that are not Y2K ready, and the implementation and integration of new Y2K ready systems. It also involves efforts to foster Y2K readiness of third parties with which the Company has critical business relationships. This phase is by far the most complicated, time consuming and costly of the Y2K project. The remediation or implementation of critical systems for Barnes Aerospace and Associated Spring was completed in the second quarter of 1999. For Bowman Distribution, remediation is expected to be completed for the U.S. operations in November and the Canada operation by mid-December 1999 with the new system implementation.

The monitoring of the readiness of our critical business relationships with customers and suppliers will continue throughout 1999. At the end of the third quarter, Associated Spring's responses from its most significant customers and raw material suppliers indicate that they will be Y2K compliant by December 31, 1999. Barnes Aerospace has had similar affirmative responses from a high percentage of its critical customers and supply base.
Important to Bowman Distribution is the sourcing of product from a wide range of suppliers on a timely basis. Bowman has surveyed its most significant suppliers having received affirmative responses in a majority of the cases. The Company has contacted other service providers, including banks, insurance companies and payroll providers, and has received positive confirmation relating to their Y2K readiness. Despite these efforts and confirmations, the Company can provide no assurance that customer and supplier Y2K compliance plans have been or will be successfully completed.

                               Testing
                               -------
During this phase, the testing, verification and validation of the performance, functionality and integration of new, replaced and converted systems will be conducted. Both Associated Spring and Barnes Aerospace completed the testing phase in the third quarter of 1999. Bowman Distribution expects to complete its testing phase in parallel with the new system implementation by the end of December, 1999. The fourth quarter will also be used to resolve unanticipated activities including possible vendor modifications.

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations Continued

                          Contingency Plans
                          -----------------
The Company has developed contingency plans to address the most likely worst-case scenarios for all its operations as well as the potential impact resulting from critical business relationships not being Y2K ready. Both Associated Spring and Barnes Aerospace have developed contingency plans as of the third quarter of 1999. Management considers the timing of the implementation of the Bowman Distribution ASI enterprise management system to be a risk area for the Company. As a result, a parallel effort is underway to complete Y2K compliance on the existing legacy system by December 17, 1999.

                                Cost
                                ----
The total expenses specifically associated with the Company becoming Y2K ready are not expected to be material. Because the Company has been in the continuous process of upgrading and modifying existing IT systems as well as adding new systems in the ordinary course of doing business, Y2K readiness was incorporated into the overall strategy to improve and upgrade IT systems. With the implementation of the Bowman ASI enterprise management system in 1999, the Company will have completed a process begun in 1995 of upgrading all of its critical application software. The costs specific to addressing the Y2K readiness project are those directly related to upgrading existing systems to be Y2K ready and costs related to outside consultants assisting with the Y2K project. These costs have been expensed as they have been incurred and totaled approximately $0.6 million in 1998 and are expected to total approximately $2.0 million in 1999, approximately $0.8 million over the Company's budgeted Y2K expenditures for 1999. However, a significant portion of the Company's overall IT expense of approximately $11.5 million in 1998 and the estimated $13.0 million in 1999 is either directly or indirectly included to address Y2K readiness either through software remediation or implementation. In addition, capitalized IT related hardware and software expenditures totaled $12.0 million in 1998 and are expected to be $10.5 million in 1999, approximately $2.6 million over the Company's budget.

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

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations Continued

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

        Exhibit 27  Financial Data Schedule, September 30, 1999

 (b)    Reports on Form 8-K

        A report on Form 8-K dated August 9, 1999 was filed with the commission on August 11, 1999. This report includes information under Item 5 concerning the July 28, 1999 announcement of the Company's agreement to acquire the nitrogen gas springs business of Teledyne Fluid Systems, a business of Allegheny Teledyne Incorporated.

        A report on Form 8-K dated September 13, 1999 was filed with the commission on September 14, 1999. This report includes information under Item 2 concerning the announcement of the Company's acquisition of the nitrogen gas springs business of Teledyne Fluid Systems, a business of Allegheny Teledyne Incorporated, dated August 30, 1999.

        A report on Form 8-K/A dated November 12, 1999 was filed with the commission on November 12, 1999. This report includes information under Item 2 regarding the refinancing of a portion of the funds needed and Item 7 concerning the audited financial statements and pro forma financial information related to the Company's acquisition of the nitrogen gas springs business of Teledyne Fluid Systems, a business of Allegheny Teledyne Incorporated, dated August 30, 1999.


                             SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Barnes Group Inc.
                                              (Registrant)

Date  November 15, 1999    By /s/ Francis C. Boyle, Jr.
      -----------------       -------------------------------------
                           Francis C. Boyle, Jr.
                           Vice President, Controller
                           (the principal financial officer)

Date  November 15, 1999    By /s/ John J. Locher
      -----------------       -------------------------------------
                           John J. Locher
                           Vice President, Treasurer