Form 10-K
period 1999-12-31
BARNES GROUP INC
filed 2000-03-24
CIK 9984

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
             X
          ------ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

         ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. -----

The aggregate market value of the registrant's voting stock held by non-affiliates amounted to $219,456,001 as of January 31, 2000. The registrant had outstanding 18,665,027 shares of common stock as of January 31, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Parts I and II incorporate information by reference from the registrant's 1999 Annual Report to Stockholders. Part III incorporates information by reference from the registrant's Proxy Statement dated March 15, 2000.

                                     PART I

Item 1. Business.

            The Company was organized as a Delaware corporation in 1925. The Company is in three businesses: Associated Spring, a manufacturer of custom-made springs and other close-tolerance engineered metal components; Barnes Aerospace, a manufacturer of precision machined and fabricated assemblies for the aircraft and aerospace industries and a refurbisher of jet engine components; and Bowman Distribution, a distributor of consumable repair and replacement products for industrial, heavy equipment, and transportation maintenance markets.*

            Associated Spring. Associated Spring manufactures a wide variety of custom metal parts for mechanical and electrical purposes. It is equipped to produce a broad array of springs requiring precision engineering, as well as an extensive variety of precision metal components and assemblies. Its products range in size from fine hairsprings for instruments to large springs for heavy machinery, and its output of a given metal part may vary in amount from a few units to hundreds of millions. Associated Spring does not produce leaf springs or bed springs.

             Associated Spring is also engaged in the manufacture and distribution of nitrogen gas springs which are sold under the Company's Hyson(TM) and Kaller(R) trademarks.

             Associated Spring's custom metal parts are sold in the United States and through the Company's foreign subsidiaries to manufacturers in many industries, chiefly for use as components in their own products. Custom metal parts are sold primarily through Associated Spring's sales employees. In view of the diversity of functions which its custom metal parts perform, Associated Spring's output is characterized by little standardization, with the major portion being manufactured to customer specifications.

            Associated Spring's customer base is large and diverse, including manufacturers of industrial and textile machinery, motors, generators, electronic equipment, aircraft, diesel and other internal combustion engines, household appliances and fixtures, hardware, office equipment, agricultural equipment, railroad equipment, general machinery and scientific instruments. The automotive and electronic industries are the largest markets for its products.

-----------------
* As used in this annual report, "Company" refers to the registrant and its consolidated subsidiaries except where the context requires otherwise, and "Associated Spring," "Barnes Aerospace," and "Bowman Distribution" refer to the above-defined businesses, but not to separate corporate entities.

            Associated Spring has manufacturing operations in the United States, Brazil, Canada, Mexico, Singapore, and Sweden. The Company has retained a minority interest of 15% in its former subsidiary in Argentina.

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

            Barnes Aerospace. Barnes Aerospace is engaged in the fabrication and precision machining of components for turbine engines and airframes, the overhaul and repair of turbine engine components, and contract manufacturing. The Windsor, Advanced Fabrications, Windsor Airmotive and Ceramics Divisions constitute the Barnes Aerospace Group.

            The Windsor Division, located in Windsor, Connecticut, manufactures machined parts as well as assemblies. It specializes in the machining of difficult-to-process aircraft engine superalloys. Manufacturing processes include computer numerically controlled machining, electrical discharge machining, laser drilling, rotary, continuous dress and creep-feed grinding, multi-axis milling and turning, and automated de-burring. Customers include gas turbine engine manufacturers for commercial and military jets as well as land-based turbines.

            The Advanced Fabrications Division consists of two facilities located in Lansing, Michigan, and Ogden, Utah. Both plants specialize in hot, cold and superplastic forming and fabricating titanium and other high-temperature alloys such as hastelloy and inconel. Complex components, kits and assemblies produced by this division are used in aircraft engine and airframe applications. Additional key processes include diffusion bonding, laser and water jet cutting, complex assembly, multi-axis milling, and welding. Advanced Fabrications' customers include airframe and gas turbine engine manufacturers for commercial and military jets.

            The Windsor Airmotive Division, with facilities located in Windsor, Connecticut and Singapore, specializes in the overhaul and repair of turbine engine components including major high- and low-pressure cases, seal fin and knife edge restoration, rotating and non-rotating air seals and internal case supports. Processes performed at these facilities include electron beam welding, gas tungsten and metal arc welding, plasma coating, vacuum brazing, non-destructive testing, water jet cleaning, milling and turning. Customers include worldwide major airlines and engine overhaul businesses and the United States military.

            The Ceramics Division, located in Windsor, Connecticut, provides contract manufacturing services for high technology manufacturing industries. Various offload and just-in-time processes are performed in a facility which includes clean room space.

            Bowman Distribution. Bowman Distribution is engaged in distributing in the United States, Canada, Mexico, Brazil, the United Kingdom, Ireland and France, a variety of replacement parts, industrial maintenance supplies, and related value-added services, including inventory management and procurement.

            Bowman Distribution is also engaged in the distribution of die springs and nitrogen gas springs which are sold under the Company's Raymond registered trademark, and certain standard parts consisting primarily of coil and flat springs which are sold under the Company's SPEC registered trademark, through its Raymond Distribution business. These products are manufactured primarily by Associated Spring.

            Except as indicated above, the products sold by Bowman Distribution are generally not manufactured by the Company, but are obtained from a number of outside suppliers. Except where there is high brand awareness, the vast majority of these products are repackaged and sold under Bowman's labels.

            Sales by Bowman Distribution are primarily to industrial and food processing plants, chemical and petrochemical process industries, contractors, new car dealers, garages, service stations, operators of vehicle fleets, railroads, electric utilities and airline ground maintenance facilities.

            Segment Analysis. The analysis of the Company's revenue from sales to unaffiliated customers, operating profit and assets by industry segments as well as revenues from sales to unaffiliated customers and long-lived assets by geographic area appearing on pages 22 through 24 of the Company's 1999 Annual Report to Stockholders, included as Exhibit 13 to this report, is incorporated by reference.

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

            Backlog. The backlog of the Company's orders believed to be firm amounted to $135,647,000 at the end of 1999, as compared with $169,883,000 at the end of 1998. Of the 1999 year-end backlog, $79,900,000 is attributable to the Barnes

Aerospace Group and all of the balance is attributable to the Associated Spring Group. $10,762,000 of Barnes Aerospace's backlog is not expected to be shipped in 2000. Substantially all of the remainder of the Company's backlog is expected to be shipped during 2000.

            Raw Materials and Customers. None of the Company's divisions or segments is dependent upon any single source for any of its principal raw materials or products for resale, and all such materials and products are readily available. No one customer accounted for more than 10% of total sales in 1999. Automotive manufacturers and manufacturers of electronic products are important customers of Associated Spring. Sales by Barnes Aerospace to three manufacturers in the aerospace industry accounted for approximately 51% of its business. Bowman Distribution is not dependent on any one or a few customers for a significant portion of its sales.

            Research and Development. Although most of the products manufactured by the Company are custom parts made to the customers' specifications, the Company is engaged in continuing efforts aimed at discovering and implementing new knowledge that is useful in developing new products or services or significantly improving existing products or services. The Company spent approximately $4,272,000 on its research and development activities in 1999, as compared to expenditures of approximately $3,673,000 in 1998 and $3,625,000 in 1997. There were no significant customer-sponsored research and development activities.

            Patents and Trademarks. Patents, licenses, franchises and concessions are not material to any of the Company's businesses.

            Employees. As of the date of this report, the Company employs approximately 4,000 people.

            Environmental Laws. Compliance with federal, state, and local laws which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect and is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of the Company.


Item 2. Properties.

            The Company and its operating subsidiaries conduct business at 18 manufacturing plants and 22 warehouses at various locations throughout the world. All of the plants, except the two locations in Singapore, and 5 of the warehouses are owned. Associated Spring-Asia has a long-term lease on the land but owns the building. Of the properties that are owned, none is subject to any encumbrance. A listing of the principal facility locations of each of the Company's businesses is set forth below. In 1999, the Company closed a manufacturing facility located in Arden, North Carolina.

BARNES GROUP INC.                                 BOWMAN DISTRIBUTION
-----------------                                 -------------------
Headquarters -- Bristol, CT (0)                   +  Headquarters -- Cleveland, OH (L)
                                                  +  Distribution Operations
ASSOCIATED SPRING                                    - United States
-----------------                                           Arlington, TX (L)
+  Headquarters -- Farmington, CT (L)                       Auburn, WA (L)
+  Manufacturing Plants                                     Bakersfield, CA (L)
   -  United States                                         Buena Park, CA (L)
          Brecksville, OH (O)                               Columbus, OH (L)
          Bristol, CT (O)                                   Edison, NJ (L)
          Corry, PA (O)                                     Elizabethtown, KY (O)
          Dallas, TX (O)                                    Las Vegas, NV (L)
          Milwaukee, WI (O)                                 Lawrenceville, GA (L)
          Saline, MI (O)
          Syracuse, NY (O)                           - International
                                                            Concord, Ontario, Canada (O)
   -  International                                         Edmonton, Alberta, Canada (O)
          Burlington, Ontario, Canada (O)                   Moncton, New Brunswick, Canada (O)
          Campinas, Brazil (O)                              Corsham, United Kingdom (L)
          Mexico City, Mexico (O)                           Voisins Le Bretonneux, France (L)
          Republic of Singapore (L-Land
                                 O-Bldg.)         +  Raymond Distribution
          Tranas, Sweden (O)                         Headquarters -- Maumee, OH (L)
                                                     Distribution Operations
BARNES AEROSPACE                                     - United States
----------------                                            Arlington, TX (L)
+  Headquarters -- Windsor, CT (O)                          Buena Park, CA (L)
+  Manufacturing Plants                                     New Berlin, WI (L)
   -  United States                                         Ypsilanti, MI (O)
          East Granby, CT (O)
          Windsor, CT (2 - O)                        - International
          Lansing, MI (O)x                                  Burlington, Ontario, Canada (O)
          Ogden, UT (O)                                     Campinas, Brazil (O)
                                                            Evesham, United Kingdom (L)
   -  International                                         Mexico City, Mexico (L)
          Republic of Singapore (L)                         Montingy, France (L)
                                                            Mullingar, Ireland (L)



Note:
-----


L = Leased from a third party
O = Owned

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

Item 4. Submission of Matters to a Vote of Security Holders.

            No matter was submitted during the fourth quarter of 1999 to a vote of security holders.

                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Stockholder
        Matters.

            The information regarding the Company's common stock contained on pages 17 through 19 of the Company's 1999 Annual Report to Stockholders is incorporated by reference. As of January 31, 2000, the Company's common stock was held by 2,850 stockholders of record. The Company's common stock is traded on the New York Stock Exchange under the symbol "B".


Item 6. Selected Financial Data.

            The selected financial data for the last five years contained on page 26 of the Company's 1999 Annual Report to Stockholders are incorporated by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The financial review and management's analysis thereof appearing on pages 5 through 8 of the Company's 1999 Annual Report to Stockholders are incorporated by reference.


Item 8. Financial Statements and Supplementary Data.

            The financial statements and report of independent accountants appearing on pages 9 through 24 of the Company's 1999 Annual Report to Stockholders are incorporated by reference. See also the report of independent accountants included on page 15 below pursuant to Item 302(a) of Regulation S-K. The material under "Quarterly Data" on page 25 of the Company's 1999 Annual Report to Stockholders is also incorporated by reference.


Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

                                    PART III

Item 10.    Directors and Executive Officers of the Company.

            The material under "Election of Directors For A Three-Year Term" on pages 1 through 3, and the material under "Section 16(a) Beneficial Ownership Reporting Compliance" on page 5, of the Company's Proxy Statement dated March 15, 2000 is incorporated by reference.

            The Company's executive officers as of the date of this report are as follows:

                                                              Age as of
Executive Officer                   Position              December 31, 1999
-----------------                   --------              -----------------
Edmund M. Carpenter    President and Chief Executive             58
                       Officer (since 1998)

John R. Arrington      Senior Vice President, Human              53
                       Resources (since 1998)

Cedric D. Beckett      Vice President, Barnes Group              35
                       Inc.(since 1997) and President,
                       Bowman Distribution (since 1999)

Francis C. Boyle, Jr.  Vice President, Controller (since         49
                       1997) and Acting Chief Financial
                       Officer (since 1999)

Leonard M. Carlucci    Vice President, Barnes Group Inc.         53
                       (since 1994) and President,
                       Associated Spring (since 1999)

Joseph D. DeForte      Vice President, Tax (since 1999)          57

Signe S. Gates         Senior Vice President, General            50
                       Counsel and Secretary (since 1999)

Philip A. Goodrich     Vice President, Business                  43
                       Development (since 1999)

John J. Locher         Vice President, Treasurer (since          55
                       1992)

                                                              Age as of
Executive Officer                   Position              December 31, 1999
-----------------                   --------              -----------------
Gregory F. Milzcik     Vice President, Barnes Group Inc.         40
                       and President, Barnes Aerospace
                       (since 1999)

Harry G. Saddock, Jr.  Vice President, Barnes Group Inc.         48
                       and Vice President, Operations,
                       Associated Spring (since 1998)

            Except for Messrs. Carpenter, Arrington, DeForte, Goodrich, and Milzcik, and Ms. Gates, each of the Company's executive officers has been employed by the Company or its subsidiaries in an executive or managerial capacity for at least the past five years. Each officer holds office until his or her successor is chosen and qualified or otherwise as provided in the By-Laws, except Mr. Carpenter who holds office pursuant to an employment agreement with the Company, which is incorporated as Exhibit 10.12 to this report. No family relationships exist among the executive officers of the Company.

            Mr. Carpenter joined the Company as President and Chief Executive Officer in December 1998. From 1996 to 1998, Mr. Carpenter was a Senior Managing Director of Clayton, Dubilier & Rice, Inc., a private equity firm. From 1988 to 1995, he was Chairman and Chief Executive Officer of General Signal Corporation, a manufacturer of capital equipment and instruments for the process control, electrical, semiconductor, and telecommunications industries. Prior to serving with General Signal, he was President and Chief Operating Officer of ITT Corporation.

            Mr. Arrington joined the Company as Senior Vice President, Human Resources in April 1998. From 1995 to 1998, Mr. Arrington was Vice President, Human Resources of US West Communications Group. From 1991 to 1995, Mr. Arrington was Vice President, Human Resources, GE Electrical Distribution/Control Group.

            Mr. DeForte joined the Company as Vice President, Tax in August 1999. From 1997 to 1999, Mr. DeForte was Vice President and Chief Financial Officer of Loctite Corporation, a manufacturer and distributor of adhesives and sealants. From 1988 to 1997, Mr. DeForte was Vice President, Tax, Loctite Corporation. In 1997, Loctite Corporation became a subsidiary of Henkel KGaA.

            Mr. Goodrich joined the Company as Vice President, Business Development in November 1999. From 1996 to 1998, Mr. Goodrich was Senior Vice President, Corporate Development of AMETEK, Inc., a manufacturer of electric motors and electron equipment. From 1991 to 1995, Mr. Goodrich was Vice President,

Corporate Development, General Signal Corporation, a manufacturer of capital equipment and instruments for the process control, electrical, semiconductor, and telecommunications industries.

            Mr. Milzcik joined the Company as Vice President, Barnes Group Inc. and President, Barnes Aerospace in June 1999. From 1997 to 1999, Mr. Milzcik was Vice President and General Manager of International Operations of Lockheed Martin Aircraft and Logistics, an aerospace manufacturing and service company. From 1994 to 1997, Mr. Milzcik was Group Vice President, Manufacturing and Overhaul of Precision Standard, Inc., an aerospace structure manufacturing and engineering services company.

            Ms. Gates joined the Company as Senior Vice President, General Counsel and Secretary in June 1999. From 1996 to 1999, Ms. Gates was Vice President, General Counsel and Corporate Secretary of Axel Johnson Inc., a manufacturing, distribution and service company in the energy, telecommunications and environmental industries. From 1992 to 1996, Ms. Gates was an Assistant General Counsel, General Signal Corporation, a manufacturer of capital equipment and instruments for the process control, electrical, semiconductor, and telecommunications industries.


Item 11. Executive Compensation.

            The information under "Compensation of Directors" appearing on pages 3 through 4, and the information under "Compensation," "Stock Options," "Long-Term Incentive Plan Awards," "Pension Plans," "Employment Agreement," and "Change-In-Control Agreements" appearing on pages 9 through 14 of the Company's Proxy Statement dated March 15, 2000, are incorporated by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

            The information concerning this item appearing on pages 5 through 6 of the Company's Proxy Statement dated March 15, 2000, is incorporated by reference.


Item 13. Certain Relationships and Related Transactions.

            None.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

            (a) The report of PricewaterhouseCoopers LLP, independent accountants, and the following financial statements and financial statement schedules are filed as part of this report:

                                                              Reference
                                                       ---------------------------
                                                                    Annual Report
                                                                         to
                                                       Form 10-K    Stockholders
                                                         (page)        (page)
                                                         ------        ------
Report of independent accountants                          15            24

Consolidated balance sheets at December 31,                              10
1999 and 1998

Consolidated statements of income for the                                 9
years ended December 31, 1999, 1998 and 1997

Consolidated statements of changes in                                    12
stockholders' equity for the years ended
December 31, 1999, 1998 and 1997

Consolidated statements of cash flows for the                            11
years ended December 31, 1999, 1998 and 1997

Notes to consolidated financial statements                              13-24

Supplementary information                                                25
     Quarterly data (unaudited)

Consolidated schedule for the years ended December
31, 1999, 1998 and 1997:
     Schedule II - Valuation and Qualifying                16
Accounts

           All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

           The consolidated financial statements listed in the above index which are included in the Annual Report to Stockholders of Barnes Group Inc. for the year ended December 31, 1999, are hereby incorporated by reference. With the exception of the pages listed in the above index and in Items 1, 5, 6, 7 and 8, the 1999 Annual Report to Stockholders is not to be deemed filed as part of this report.

           (b)   Reports on Form 8-K

                 Other than the report on Form 8-K/A dated August 30, 1999 that was filed with the Commission on November 12, 1999 and previously reported, no reports on Form 8-K were filed during the last quarter of the period covered by this report.

           (c) The Exhibits required by Item 601 of Regulation S-K are filed as Exhibits to this Annual Report and indexed at pages 17 through 19 of this report.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Date:  March 17, 2000

                                 BARNES GROUP INC.


                                 By /s/ Edmund M. Carpenter
                                    --------------------------------------
                                    Edmund M. Carpenter
                                    President and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the above date by the following persons on behalf of the Company in the capacities indicated.


/s/ Edmund M. Carpenter
------------------------------------------
Edmund M. Carpenter
President and Chief Executive Officer
(principal executive officer) and Director


/s/ Francis C. Boyle, Jr.
------------------------------------------
Francis C. Boyle, Jr.
Vice President, Controller and
Acting Chief Financial Officer
(principal accounting and financial officer)


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

[PricewaterhouseCoopers LLP Logo]


                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE




To the Board of Directors
 of Barnes Group Inc.


Our audits of the consolidated financial statements referred to in our report dated February 8, 2000 appearing on page 24 of the 1999 Annual Report to Stockholders of Barnes Group Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PricewaterhouseCoopers LLP


Hartford, Connecticut
February 8, 2000

                                BARNES GROUP INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                 Provision
                  Balance at     Charged to                    Balance
                  Beginning      Costs and                     at End of
                  of Year        Expenses(1)    Deductions(2)  Year
                  -------        ---------      -----------    ----
1999
Allowance for     $2,413         $1,343         $  427         $3,329
doubtful
accounts

1998
Allowance for     $3,061         $  357         $1,005         $2,413
doubtful
accounts

1997
Allowance for     $3,158         $1,232         $1,329         $3,061
doubtful
accounts


--------------
(1) The increase in the 1999 expense was a result of the complications encountered during the implementation of a new integrated management system at Bowman Distribution. The significant decrease in 1998 expense compared to 1997 resulted from Bowman Distribution's successful efforts to improve the recovery of previously reserved receivables.

(2) Write-offs, net of recoveries

                                  EXHIBIT INDEX

                                Barnes Group Inc.

                           Annual Report on Form 10-K
                      for the Year ended December 31, 1999

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

   3.2          Amended and Restated By-Laws.                 Incorporated by reference to Exhibit 3.2 to
                                                              the Company's report on Form 10-K for the
                                                              year ended December 31, 1998.

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

Exhibit No.                  Description                                     Reference
-----------                  -----------                                     ---------
   4.6          Note Agreement dated as of November 12,       Filed with this report.
                1999, between 3031786 Nova Scotia Company,
                a wholly owned subsidiary of the Company,
                and several insurance companies; and
                related Guaranty Agreement between the
                Company and such insurance companies.

  10.1          The Company's Management Incentive            Incorporated by reference to Exhibit 10.1 to
                Compensation Plan.                            the Company's report on Form 10-K for the
                                                              year ended December 31, 1995.

  10.2          The Company's Long Term Incentive Plan.       Incorporated by reference to Exhibit 10.2 to
                                                              the Company's report on Form 10-K for the
                                                              year ended December 31, 1995.

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

  10.5          The Company's 1991 Stock Incentive Plan, as   Incorporated by reference to Exhibit 10.5 to
                amended and restated May 15, 1998.            the Company's report on Form 10-K for the
                                                              year ended December 31, 1998.

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

Exhibit No.                  Description                                     Reference
-----------                  -----------                                     ---------
   10.8          The Company's Senior Executive Enhanced       Incorporated by reference to Exhibit 10.8 to
                 Life Insurance Program, amended and           the Company's report on Form 10-K for the
                 restated May 16, 1997.                        year ended December 31, 1998.

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

   10.12         Employment Agreement dated as of December     Incorporated by reference to Exhibit 10.14
                 8, 1998 between the Company and Edmund M.     to the Company's report on Form 10-K for the
                 Carpenter.                                    year ended December 31, 1998.

    13           Portions of the 1999 Annual Report to         Filed with this report.
                 Stockholders.

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

            Except for Exhibit 13, which will be furnished free of charge, and Exhibits 21 and 23, which are included herein, copies of exhibits referred to above will be furnished at a cost of twenty-five cents per page to security holders who make a written request to the Secretary, Barnes Group Inc., Executive Office, 123 Main Street, P.O. Box 489, Bristol, Connecticut 06011-0489.