Form 10-Q
period 2000-03-31
BARNES GROUP INC
filed 2000-05-15
CIK 9984

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                           FORM l0-Q

(Mark One)

(X)     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2000

                                    or

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

               Telephone Number (860) 583-7070

           Number of common shares outstanding at

                   May 10, 2000 - 18,462,206

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No
                          ---     ---
                                -1-

                         BARNES GROUP INC.
                          FORM 10-Q INDEX
           For the Quarterly period ended March 31, 2000

DESCRIPTION                                                 PAGES
-----------                                                 -----

PART I.    FINANCIAL INFORMATION

   ITEM 1. Financial Statements

           Consolidated Statements
           of Income for the three months ended
           March 31, 2000 and 1999                             3

           Consolidated Balance Sheets as
           of March 31, 2000 and December 31, 1999           4-5

           Consolidated Statements of Cash Flows
           for the three months ended March 31,
           2000 and 1999                                       6

           Notes to Consolidated Financial
           Statements                                        7-9


   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                       9-13


PART II.   OTHER INFORMATION

   ITEM 4. Submission of Matters to Vote of
           Security Holders                                   13

   ITEM 6. Exhibits and Reports on Form 8-K                   14

           Signatures                                         14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                       BARNES GROUP INC.
               CONSOLIDATED STATEMENTS OF INCOME
           Three months ended March 31, 2000 and 1999
         (Dollars in thousands, except per share data)
                            (Unaudited)

                                         2000             1999
                                       --------         --------
Net sales                              $173,007         $162,248

Cost of sales                           116,318          109,540
Selling and administrative expenses      40,970           37,883
                                       --------         --------
                                        157,288          147,423
                                       --------         --------
Operating income                         15,719           14,825

Other income                              1,396            2,418

Interest expense                          2,778            1,012
Other expenses                              714              412
                                       --------         --------
Income before income taxes               13,623           15,819

Income taxes                              4,223            5,853
                                       --------         --------

Net income                             $  9,400         $  9,966
                                       ========         ========
Per common share:
  Net income:
     Basic                             $    .51         $    .50
     Diluted                                .50              .50
  Dividends                                 .19              .18

Average common shares outstanding
     Basic                           18,598,578       19,763,158
     Diluted                         18,753,019       19,971,417

                    See accompanying notes.

                       BARNES GROUP INC.
                  CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)


ASSETS                                  March 31,   December 31,
                                           2000        1999
                                        ---------    ----------
                                       (Unaudited)
Current assets
  Cash and cash equivalents             $ 43,873     $ 43,632

  Accounts receivable, less allowances
   (2000-$3,691; 1999-$3,329)            106,324       91,701

  Inventories
    Finished goods                        42,904       39,573
    Work-in-process                       13,511       12,861
    Raw materials and supplies            12,047       13,917
                                        --------     --------
                                          68,462       66,351
  Deferred income taxes and prepaid
    expenses                              17,563       17,501
                                        --------     --------
    Total current assets                 236,222      219,185

Deferred income taxes                     23,113       23,797

Property, plant and equipment            370,817      368,191

  Less accumulated depreciation          227,086      223,086
                                        --------     --------
                                         143,731      145,105

Goodwill                                  88,037       88,562

Other assets                              40,743       39,633
                                        --------     --------
Total assets                            $531,846     $516,282
                                        ========     ========


                      See accompanying notes.

                       BARNES GROUP INC.
                  CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY     March 31,     December 31,
                                            2000           1999
                                         ---------     -----------
                                        (Unaudited)
Current liabilities
  Notes payable                           $ 33,922       $ 12,136
  Accounts payable                          55,201         57,458
  Accrued liabilities                       45,656         46,426
                                          --------       --------
  Total current liabilities                134,779        116,020

Long-term debt                             140,000        140,000
Accrued retirement benefits                 66,301         66,973
Other liabilities                           11,076         12,675

Stockholders' equity
  Common stock-par value $0.01 per share
    Authorized: 60,000,000 shares
    Issued: 22,037,769 shares
      stated at par value                      220            220
  Additional paid-in capital                50,228         49,786
  Treasury stock at cost,
    2000-3,605,473 shares
    1999-3,187,242 shares                  (70,027)       (63,893)
  Retained earnings                        224,208        218,388
  Accumulated other comprehensive income   (24,939)       (23,887)
                                          --------       --------
Total stockholders' equity                 179,690        180,614
                                          --------       --------
Total liabilities and stockholders'
  equity                                  $531,846       $516,282
                                          ========       ========

                      See accompanying notes.

                       BARNES GROUP INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three months ended March 31, 2000 and 1999
                     (Dollars in thousands)
                          (Unaudited)
                                                  2000      1999
                                                -------   -------
Operating Activities:
  Net income                                    $ 9,400   $ 9,966
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation and amortization               8,304     7,412
      (Gain) loss on sale of property,
        plant and equipment                         (36)      110
      Changes in assets and liabilities:
        Accounts receivable                     (14,950)   (6,706)
        Inventories                              (2,298)      744
        Accounts payable                         (2,076)    2,085
        Accrued liabilities                        (600)   (7,112)
        Deferred income taxes                        58       108
      Other                                      (2,592)   (2,501)
                                                -------   -------
Net Cash (Used) Provided by Operating Activities (4,790)    4,106

Investing Activities:
  Proceeds from sale of property, plant
    and equipment                                   166       140
  Capital expenditures                           (6,120)   (5,180)
  Other                                            (382)     (452)
                                                -------   -------
Net Cash Used by Investing Activities            (6,336)   (5,492)

Financing Activities:
  Net increase in notes payable                  21,793    10,364
  Proceeds from the issuance of common stock        334       268
  Common stock repurchases                       (6,582)   (4,121)
  Dividends paid                                 (3,534)   (3,557)
                                                -------   -------
Net Cash Provided by Financing Activities        12,011     2,954

Effect of exchange rate changes on cash flows      (644)   (1,513)
                                                -------   -------
Increase in cash and cash equivalents               241        55

Cash and cash equivalents at beginning of period 43,632    40,206
                                                -------   -------
Cash and cash equivalents at end of period      $43,873   $40,261
                                                =======   =======

                      See accompanying notes.

Notes to Consolidated Financial Statements:

1.   Summary of Significant Accounting Policies
     ------------------------------------------
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, please refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

     The effect of translation losses reduced comprehensive income by $1.1 million in the first quarter of 2000 and by $4.9 million in the comparative 1999 period.

Notes to Consolidated Financial Statements Continued:


3.   Information on Business Segments
     --------------------------------

     The following tables set forth information about the Company's operations by its three reportable business segments:

For the three months ended March 31,     2000             1999
  (Dollars in thousands)               --------         --------

Revenues
     Associated Spring                 $ 86,313         $ 66,299

     Bowman Distribution                 61,087           59,995

     Barnes Aerospace                    29,290           38,981

     Intersegment sales                  (3,683)         (3,027)
                                       --------         --------
Total revenue                          $173,007         $162,248
                                       ========         ========

Operating profit
     Associated Spring                 $ 12,336         $  6,924

     Bowman Distribution                  2,914            4,855

     Barnes Aerospace                     1,109            3,676
                                       --------         --------
Total operating profit                   16,359           15,455

     Interest income                        276              271

     Interest expense                     2,778            1,012

     Other income (expense)                (234)           1,105
                                       --------         --------
Income before income taxes             $ 13,623         $ 15,819
                                       ========         ========

4.  Stock Plans
    -----------

    All U.S. salaried and non-union hourly employees are eligible to participate in the Company's Guaranteed Stock Plan (GSP). The GSP provides for the investment of employer and employee contributions in the Company's common stock. The Company guarantees a minimum rate of return on certain GSP assets.
    This guarantee will only become a liability for the Company if, and to the extent, the value of the related Company stock

       Notes to Consolidated Financial Statements Continued:

     does not cover the guaranteed asset value on the day an employee withdraws from the plan. At March 31, 2000, the Company's guarantee was $4.9 million based on the March 31, 2000 Company's stock closing price of $14.50 per share. This compares to a guarantee of $2.3 million at December 31, 1999 when the closing price per share was $16.31. Based on a May 5, 2000 closing price of $17.56, the guarantee would have been $1.5 million.

5.   Subsequent Event
     ----------------

     On May 11, 2000, the Company announced that it had purchased substantially all of the assets of Curtis Industries, Inc. (Curtis), of Mayfield Heights, Ohio, pursuant to an agreement dated April 27, 2000. Curtis was a subsidiary of Paragon Corporate Holdings, Inc., a privately held company. Curtis, with 1999 sales of over $80 million, will be combined with the Company's Bowman Distribution segment to form Barnes Distribution. The purchase price of $62.1 million was financed through an existing long-term credit agreement. The increase in debt will result in both higher interest expense and debt to capital ratios in the future.



    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations

                       Results of Operations
                       ---------------------
The Company's first quarter 2000 consolidated sales were a record $173.0 million, up 6.6% from $162.2 million last year. First quarter 2000 operating income was up 6.0% to $15.7 million compared to $14.8 million in the comparable 1999 period. Non-U.S. operations accounted for 25.4% of total sales during the current quarter, versus 19.8% a year ago. Operating income margin in both quarters was 9.1%. These results reflect period-over-period sales and earnings growth in the Associated Spring segment, offset in part by a decline in Bowman Distribution earnings and declines in Barnes Aerospace sales and earnings. The cost of sales and selling and administrative expenses as a percentage of sales for the first quarter of both years were approximately the same.

  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations Continued:


            Segment Review - Sales and Operating Profit
            -------------------------------------------

Associated Spring segment sales for first quarter 2000 increased 30.2% over the same period last year. Sales were a record $86.3 million versus $66.3 million in 1999. The nitrogen gas springs business, acquired in the third quarter of 1999, contributed $13.0 million in sales during this year's first quarter. Excluding the nitrogen gas springs business, sales increased 10.5% period-over-period, due to strong demand from the telecommunications, electronics and transportation markets served by Associated Spring. Operating profit increased 78.2% to $12.3 million in the first quarter of 2000, largely a result of the higher sales volume. Order backlog at Associated Spring increased 11.1% to $61.9 million at March 31, 2000, from $55.7 million at December 31, 1999.

Bowman Distribution segment sales in the first three months of 2000 were $61.1 million, up 1.8% from $60.0 million in 1999, the highest since the second quarter of 1998. The sales improvement in the first quarter at Bowman reflects progress made in resolving the issues related to the 1999 implementation of a fully integrated business system in North America. The complications encountered with the new system caused shipment delays and higher costs throughout 1999. Although the implementation issues related to this system have not been fully corrected, management continues to make progress toward a full resolution. Operating profit in 2000's first quarter declined compared to 1999's first quarter as Bowman continues to incur additional costs associated with the new business system.

Barnes Aerospace segment first quarter 2000 sales of $29.3 million declined 24.9% from 1999, reflecting a soft aerospace market. However, an encouraging sign is the 7.5% increase in sales order backlog to $85.9 million at March 31, 2000 from $79.9 million at December 31, 1999. First quarter 2000 operating profit of $1.1 million decreased from the $3.7 million profit reported last year, due to a decline in sales volume, partially offset by effective cost control during the period.

  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations Continued:

                   Non-Operating Income/Expense
                   ----------------------------
The decline in the first quarter 2000 other income is due to lower foreign exchange gains of $0.2 million compared to $1.3 million in 1999's first quarter. Other income also includes $0.6 million in both years from the Company's NASCO joint venture.

Interest expense and other expenses increased in the first quarter of 2000 as a result of the acquisition of the nitrogen gas springs business in the third quarter of 1999. The increase in interest expense is due to additional borrowings to finance the acquisition and the increase in other expense reflects the goodwill amortization associated with the acquisition.

                           Income Taxes
                           ------------
The Company's effective tax rate for first quarter 2000 was 31.0% compared to 37.0% in 1999's first quarter. This decline is due to lower state taxes, a higher percentage of foreign income with tax rates lower than the U.S. statutory tax rate, and foreign tax benefits related to the acquisition of the nitrogen gas springs business.

                Net Income and Net Income Per Share
                -----------------------------------
Consolidated net income for the first quarter of 2000 and 1999 was $9.4 million and $10.0 million, respectively. Due to the lower average common shares outstanding, basic earnings per share for the first quarter of 2000 increased to $.51 from $.50 per share last year. On a diluted basis, earnings per share was $.50 in both 2000 and 1999. For the purposes of computing diluted earnings per share, the weighted average number of shares outstanding was increased for the potential dilutive effects of stock-based incentive plans.

  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations Continued:

                        Financial Condition
                        -------------------
                            Cash Flows
                            ----------
Net cash used by operating activities in the first three months of 2000 was $4.8 million compared to cash generated in 1999's first quarter of $4.1 million. In the first quarter of 2000 operating cash flow was significantly impacted by higher investments in operating assets and liabilities, which were used to support a higher level of business activity.

Net cash used by investing activities in the first quarter of 2000 was $6.3 million compared to $5.5 million in 1999. The increase was a result of higher capital expenditures at the Barnes Aerospace segment.

Net cash provided by financing activities was $12.0 million in the first quarter of 2000 and $3.0 million in the comparable period last year. Higher borrowings were used to finance the incremental operating activity requirements and a higher level of the Company's stock repurchases.

                  Liquidity and Capital Resources
                  -------------------------------
At March 31, 2000, the Company classified as long-term debt $6.2 million of the current portion of its 9.47% long-term notes. The Company has both the intent and the ability, through its revolving credit agreement, to refinance this amount on a long-term basis.

The Company maintains substantial bank borrowing facilities to supplement internal cash generation. At March 31, 2000, the Company had $150.0 million of borrowing capacity under its long-term revolving credit agreement of which $40.0 million was borrowed. The Company had $16.0 million in borrowings under uncommitted short-term bank credit lines at March 31, 2000. The interest rate on this borrowing was 6.79%. The Company believes its credit facilities coupled with cash generated from operations are adequate to finance its anticipated future requirements.

  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations Continued:


                    Forward-Looking Statements
                    --------------------------
The Company cautions readers that certain factors may affect the Company's results for future fiscal periods. These factors involve risks and uncertainties that could cause future results to differ materially from those expressed or implied in any forward-looking statements made on behalf of the Company. For this purpose, any statement other than one of historical fact may be considered a forward-looking statement. Some important factors that could cause actual results to vary materially from those anticipated in forward-looking statements include changes in worldwide economic and political conditions, currency and interest rate fluctuations, regulatory and technological changes, all of which may affect the Company's operations, products and markets.


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders
         -------------------------------------------------

 (a)    The Annual Meeting of the registrant's
        stockholders was held on April 12, 2000. Proxies for the meeting were solicited pursuant to Regulation 14 A.

 (c)(1) The following directors were elected:

                            Votes in      Votes     For Terms
       Director              Favor       Withheld    Expiring
       --------              -----       --------    --------

       Thomas O. Barnes     16,266,426     800,940       2003
       Gary G. Benanav      16,283,074     784,292       2003
       Robert W. Fiondella  15,850,276   1,217,090       2003


    (2) The stockholders approved the Barnes Group Inc.
        Employee Stock and Ownership Program. The proposal was adopted as 10,701,211 shares voted for, 4,476,189 shares voted against, 217,685 shares abstained and 1,672,281 shares did not vote.

    (3) The stockholders approved the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for 2000. The proposal was adopted as 16,601,405 shares voted for, 288,378 shares voted against and 177,583 shares abstained.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

 (a)     Exhibit

         Exhibit 27  Financial Data Schedule, March 31, 2000.


 (b)     Reports on Form 8-K

        A report on Form 8-K dated April 27, 2000 was filed with the commission on April 28, 2000. This report includes information under Item 5 concerning the April 27, 2000 announcement of the Company's agreement to acquire Curtis Industries, Inc. a subsidiary of Paragon Corporate Holdings, Inc., a privately held company.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Barnes Group Inc.
                                              (Registrant)


Date  May 15, 2000    By  /S/ William C. Denninger
      ------------       -------------------------------------
                             William C. Denninger
                        Senior Vice President, Finance
                             and Chief Financial Officer
                             (the principal financial officer)

Date  May 15, 2000    By  /s/ Francis C. Boyle, Jr.
      ------------       -------------------------------------
                             Francis C. Boyle, Jr.
                             Vice President, Controller
                             (the principal accounting officer)