Form 10-Q
period 2000-06-30
BARNES GROUP INC
filed 2000-08-14
CIK 9984

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                           FORM l0-Q

(Mark One)

(X)     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2000

                                    or

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

               Telephone Number (860) 583-7070

           Number of common shares outstanding at

                  August 8, 2000 - 18,664,993

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

          For the Quarterly period ended June 30, 2000


DESCRIPTION                                                   PAGES
-----------                                                   -----

PART I.    FINANCIAL INFORMATION

   ITEM 1. Financial Statements

           Consolidated Statements of Income
           for the three months and six months
           ended June 30, 2000 and 1999                         3

           Consolidated Balance Sheets as of
           June 30, 2000 and December 31, 1999                4-5

           Consolidated Statements of Cash Flows
           for the six months ended June 30,
           2000 and 1999                                        6

           Notes to Consolidated Financial
           Statements                                        7-10

   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                       11-14

   ITEM 3. Quantitative and Qualitative Disclosure
           About Market Risk                                   15

PART II.                          OTHER INFORMATION

   ITEM 6. Exhibits and Reports on Form 8-K                    15

           Signatures                                          16

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                       BARNES GROUP INC.
               CONSOLIDATED STATEMENTS OF INCOME
         (Dollars in thousands, except per share data)
                            (Unaudited)

                        Three months ended     Six months ended
                             June 30,              June 30,
                       --------------------   -------------------
                         2000        1999      2000       1999
                       --------    --------   --------   --------
Net sales              $188,465    $156,283  $361,472    $318,531

Cost of sales           122,847     107,280   239,165     216,820
Selling and admin-
 istrative expenses      49,418      36,470    90,388      74,353
                       --------    --------  --------    --------
                        172,265     143,750   329,553     291,173
                       --------    --------  --------    --------
Operating income         16,200      12,533    31,919      27,358

Other income              1,100       1,406     2,496       3,824

Interest expense          3,464         901     6,242       1,913
Other expenses            1,022         276     1,736         688
                       --------    --------  --------    --------
Income before income
 taxes                   12,814      12,762    26,437      28,581

Income taxes              3,708       4,579     7,931      10,432
                       --------    --------  --------    --------
Net income             $  9,106    $  8,183  $ 18,506    $ 18,149
                       ========    ========  ========    ========
Per common share:
 Net income
      Basic            $    .49    $    .42  $   1.00    $    .92
      Diluted               .49         .41       .99         .91
 Dividends                  .20         .19       .39         .37

Average common shares
 outstanding
     Basic            18,454,001 19,576,567 18,526,290 19,669,347
     Diluted          18,640,858 19,840,504 18,701,533 19,905,445

                      See accompanying notes.

                       BARNES GROUP INC.
                  CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)


ASSETS                                  June 30,    December 31,
                                           2000         1999
                                         --------    -----------
                                        (Unaudited)
Current assets
  Cash and cash equivalents             $ 42,602     $ 43,632

  Accounts receivable, less allowances
   (2000-$3,878; 1999-$3,329)            114,631       91,701

  Inventories
    Finished goods                        57,366       39,573
    Work-in-process                       14,342       12,861
    Raw materials and supplies            12,401       13,917
                                        --------     --------
                                          84,109       66,351
  Deferred income taxes and prepaid
    expenses                              17,824       17,501
                                        --------     --------
    Total current assets                 259,166      219,185

Deferred income taxes                     23,345       23,797

Property, plant and equipment            380,622      368,191

  Less accumulated depreciation          231,108      223,086
                                        --------     --------
                                         149,514      145,105

Goodwill                                 133,818       88,562

Other assets                              47,927       39,633
                                        --------     --------
Total assets                            $613,770     $516,282
                                        ========     ========


                      See accompanying notes.

                       BARNES GROUP INC.
                  CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY      June 30,    December 31,
                                            2000          1999
                                         ---------    -----------
                                          (Unaudited)
Current liabilities
  Notes payable                           $ 35,461       $ 12,136
  Accounts payable                          59,030         57,458
  Accrued liabilities                       50,658         46,426
                                          --------       --------
  Total current liabilities                145,149        116,020

Long-term debt                             200,000        140,000
Accrued retirement benefits                 68,200         66,973
Other liabilities                           12,642         12,675

Stockholders' equity
  Common stock-par value $0.01 per share
    Authorized: 60,000,000 shares
    Issued: 22,037,769 shares
      stated at par value                      220            220
  Additional paid-in capital                50,092         49,786
  Treasury stock at cost
    2000-3,580,447 shares
    1999-3,187,242 shares                  (69,827)       (63,893)
  Retained earnings                        229,643        218,388
  Accumulated other comprehensive income   (22,349)       (23,887)
                                          --------       --------
Total stockholders' equity                 187,779        180,614
                                          --------       --------
Total liabilities and stockholders'
  equity                                  $613,770       $516,282
                                          ========       ========

                      See accompanying notes.

                         BARNES GROUP INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
              Six Months ended June 30, 2000 and 1999
                      (Dollars in thousands)
                            (Unaudited)
                                                    2000      1999
                                                  -------   -------
Operating activities:
  Net income                                      $18,506   $18,149
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization                 17,231    15,433
     Loss (gain) on sale of property, plant and
       equipment                                       26      (576)
     Changes in assets and liabilities:
       Accounts receivable                        (13,746)   (8,835)
       Inventories                                 (7,135)    2,484
       Accounts payable                            (3,737)    4,479
       Accrued liabilities                         (1,101)  (12,595)
       Deferred income taxes                          541       612
     Other                                         (5,282)   (3,505)
                                                  -------   -------
Net cash provided by operating activities           5,303    15,646

Investing activities:
  Proceeds from sale of property, plant
    and equipment                                     297     1,096
  Capital expenditures                            (11,516)  (12,076)
  Acquisition of Curtis Industries, Inc.          (62,580)       --
  Redemption of short-term investment                  --     1,503
  Other                                            (1,010)     (773)
                                                  -------   -------
Net cash used by investing activities             (74,809)  (10,250)

Financing activities:
  Net increase in notes payable                    23,338     4,124
  Proceeds from the issuance of long-term debt     60,000        --
  Proceeds from the issuance of common stock          901       946
  Common stock repurchases                         (7,136)   (7,817)
  Dividends paid                                   (7,223)   (7,274)
                                                  -------   -------
Net cash provided (used) by financing activities   69,880   (10,021)

Effect of exchange rate changes on cash flows      (1,404)   (1,535)
                                                  -------   -------
Decrease in cash and cash equivalents              (1,030)   (6,160)

Cash and cash equivalents at beginning of period   43,632    40,206
                                                  -------   -------
Cash and cash equivalents at end of period        $42,602   $34,046
                                                  =======   =======
                      See accompanying notes.

Notes to Consolidated Financial Statements:

1.   Summary of Significant Accounting Policies
     ------------------------------------------
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, please refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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
                          (Unaudited)

                        Three months ended    Six months ended
                              June 30,             June 30,
                        -------------------  -------------------
                          2000      1999       2000      1999
                        --------  --------   --------  --------
 Net income             $  9,106  $  8,183   $ 18,506  $ 18,149

 Other comprehensive
  gain (loss)              2,590       405      1,538    (4,464)
                        --------  --------   --------  --------
 Comprehensive income   $ 11,696  $  8,588   $ 20,044  $ 13,685
                        ========  ========   ========  ========

Notes to Consolidated Financial Statements Continued:

3.   Stock Plans
     -----------
     All U.S. salaried and non-union hourly employees are eligible to participate in the Company's Guaranteed Stock Plan (GSP). The GSP provides for the investment of employer and employee contributions in the Company's common stock. The Company guarantees a minimum rate of return on certain GSP assets. This guarantee will only become a liability for the Company if, and to the extent, the value of the related Company stock does not cover the guaranteed asset value on the day an employee withdraws from the plan. At December 31, 1999 and June 30, 2000, the Company's guarantee was $2.3 million based on the Company's stock closing price of $16.31 per share at those dates. Based on the August 8, 2000 closing price of $19.56, the guarantee would have been $0.6 million.

4.   Acquisition of Curtis Industries, Inc.
     --------------------------------------
     On May 10, 2000, the Company purchased substantially all of the assets and liabilities of Curtis Industries, Inc. (Curtis), pursuant to an Asset Purchase and Sale Agreement dated April 27, 2000. The acquisition of Curtis, a distributor of maintenance, repair and operating supplies and high quality security products, was recorded using the purchase method of accounting and is included in the Barnes Distribution business segment. The $62.6 million acquisition cost has been allocated to tangible and intangible assets and liabilities of the Curtis business based upon estimates of their respective fair market values. The resulting goodwill will be amortized over 40 years.

     The funds used to purchase Curtis were borrowed under the Company's $150 million revolving credit facility. The Company plans to refinance the purchase through the private placement of long-term notes. The increase in debt will result in both higher interest expense and higher debt-to-capitalization ratios.

     The following table reflects the operating results of the Company for the six months ended June 30, 2000 and 1999 on a pro forma basis, which gives effect to the acquisition of Curtis as if it had occurred on January 1, 1999. The pro forma results are not necessarily indicative of the operating results that would have occurred if the acquisition had been effective January 1, 1999, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the amortization expense associated with the assets acquired, the Company's financing arrangements and certain purchase accounting adjustments.

     Notes to Consolidated Financial Statements Continued:

                     Pro Forma Financial Data
                Curtis Industries, Inc. Acquisition
           (Dollars in thousands, except per share data)
                            (Unaudited)

     Six Months ended June 30,         2000       1999
                                     --------   --------

     Net sales                       $389,153   $360,091
     Income before income taxes        26,092     28,768
     Net income                        18,264     18,261

     Per common share - basic        $    .99   $    .93
                      - diluted           .98        .92

     On a pro forma basis, the acquisition, would have been dilutive to earnings per share by $0.01, for the first half of 2000. However, the Company expects that with the synergy savings Curtis will have with Bowman Distribution, the acquisition will be accretive to earnings during the twelve-month post-acquisition period.

 5.   Subsequent Event
      ----------------
     On August 4, 2000, the Company announced that it had signed a definitive agreement to acquire substantially all the manufacturing assets of Kratz-Wilde Machine Company (Kratz-Wilde) and Apex Manufacturing Inc. (Apex) from Aviation Sales Company. Kratz-Wilde/Apex fabricate and machine intricate aerospace components for jet engines and auxiliary power units. They generated sales in 1999 of $44 million. The purchase price is $41 million, subject to adjustment. The acquisition is expected to be finalized by the end of the third quarter of 2000 and will be included in the Barnes Aerospace business segment. The Company plans to finance the purchase under its $150.0 million long-term revolving credit facility. The increase in debt will result in both higher interest expense and higher debt-to-capitalization ratios.

 6.   Future Accounting Changes
      -------------------------
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The standard requires that the Company recognize derivatives on the balance sheet at fair value. Management believes that adoption of this standard will not have a material impact on the Company's financial position, results of operations or cash flows.

Notes to Consolidated Financial Statements Continued:


7.   Information on Business Segments
     --------------------------------
     Barnes Distribution's segment assets were impacted by the $62.6 million acquisition of Curtis. See note 4 above.
     Additionally, the following tables set forth information about the Company's operations by its three reportable business segments:

                      Three months ended    Six months ended
                             June 30,              June 30,
                       -------------------   -------------------
                         2000       1999        2000      1999
                       --------   --------   ---------  --------
                               (Dollars in thousands)
                                      (Unaudited)
Revenues:

  Associated Spring    $ 86,152   $ 68,510    $172,465  $134,809

  Barnes Distribution    75,366     58,999     136,453   118,994

  Barnes Aerospace       30,387     31,708      59,677    70,689

  Intersegment sales     (3,440)    (2,934)     (7,123)   (5,961)
                       --------   --------    --------  --------

Total revenues         $188,465   $156,283    $361,472  $318,531
                       ========   ========    ========  ========

Operating profit:

  Associated Spring    $ 12,508   $  9,057    $ 24,844  $ 15,981

  Barnes Distribution     2,344      2,728       5,258     7,583

  Barnes Aerospace        1,899      2,139       3,008     5,815
                       --------   --------    --------  --------
Total operating profit   16,751     13,924      33,110    29,379

  Interest income           273        172         549       443

  Interest expense        3,464        901       6,242     1,913

  Other income(expense)    (746)      (433)       (980)      672
                       --------   --------    --------  --------
Income before income
  taxes                $ 12,814   $ 12,762    $ 26,437  $ 28,581
                       ========   ========    ========  ========

Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations

                       Results of Operations
                       ---------------------
The second quarter 2000 sales were $188.5 million, the highest quarterly sales in the Company's history, up 21% from $156.3 million in 1999. This was the second consecutive quarter of record sales, reflecting strong demand in most of the Company's markets as well as the sales from recent acquisitions. The Company's 2000 first half sales were $361.5 million, up 14% from $318.5 million in 1999.

Second quarter operating income was up 29% to $16.2 million compared to $12.5 million in the comparative 1999 period. Operating margins improved in the second quarter to 8.6% from 8.0% in 1999. The second quarter 2000 results reflects very strong sales and earnings performance by the Associated Spring business segment, offset in part by lower earnings at Barnes Distribution and lower sales and earnings at Barnes Aerospace.

The 2000 year-to-date operating income was $31.9 million, up 17% from $27.4 million reported in 1999. Operating margins improved in the first six months to 8.8% from 8.6% in 1999. The first half 2000 performance reflects period-over-period sales and earnings improvements at Associated Spring, offset in part by an earnings decline at Barnes Distribution and sales and earnings declines at Barnes Aerospace.

Lower pension expense in the first half and second quarter of 2000 contributed $2.3 million and $1.6 million of incremental operating income over the comparable 1999 periods. Of the increase in selling and administrative expenses in 2000, $9.3 million and $11.3 million are attributable to newly acquired units in the second quarter and first six months, respectively.

             Segment Review-Sales and Operating Profit
            ------------------------------------------
Associated Spring sales for the 2000 second quarter and first half were $86.2 million and $172.5 million, up 26% and 28%, reflecting strong demand from the telecommunications, electronics and transportation sectors. The nitrogen gas springs product line, acquired in August 1999, contributed $12.9 million and $25.9 million in sales for the quarter and first six months of 2000. The second quarter and year-to-date 2000 operating profits also increased substantially to $12.5 million and $24.8 million, a 38% and 56% improvement over the comparable 1999 periods. This operating profit increase was largely a result of the higher sales volume.

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations Continued:

Barnes Distribution's second quarter and year-to-date 2000 segment sales were $75.4 million and $136.5 million, an increase of 28% and 15% over the comparative 1999 periods. The acquisition of Curtis, in May 2000, contributed $15.3 million in sales for the second quarter and first half. However, segment operating profits in 2000 declined in both the second quarter and first half as compared to 1999, reflecting the continued higher cost associated with a new business management and information system implemented in 1999 in North America.

Barnes Aerospace's second quarter 2000 segment sales were $30.4 million as compared to $31.7 million in 1999 and year-to-date 2000 segment sales were $59.7 million as compared to $70.7 million in 1999. The sales decline continues to reflect the current conditions in the commercial jet engine market. However, the trend of increased orders for the second consecutive quarter indicates the beginning of a recovery in the market. Orders were up 75% in the second quarter to $35 million from the average 1999 quarterly orders of $20 million, resulting in backlog increasing to $90 million at June 30, 2000 as compared to $80 million at December 31, 1999. Operating income also declined from the comparative 1999 periods, a direct result of the sales decline. Effective expense controls helped to offset some of the impact of lower sales volume.

                   Non-Operating Income/Expense
                   ----------------------------
Other income for the first half of 2000 decreased from 1999, partly because of the 1999 the gain on the sale of a closed Associated Spring facility, and lower net foreign exchange transaction gains. The increase in other expenses in 2000 as compared to 1999 was largely attributable to higher goodwill amortization, a result of two acquisitions. Interest expense also increased substantially due to the debt service on acquisition-related debt.

                           Income Taxes
                           ------------
The Company's effective tax rate was 30.0% in 2000 compared to 36.5% in 1999. The lower rate in 2000 was due to lower state taxes, a higher percentage of foreign income with tax rates lower than the U.S. statutory tax rate, and foreign tax benefits related to the acquisition of the nitrogen gas springs business.

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations Continued:

                Net Income and Net Income Per Share
                -----------------------------------
Consolidated net income for the second quarter of 2000 and 1999 was $9.1 million and $8.2 million, respectively. Basic and diluted earnings per share for the 2000 second quarter were $.49 compared to 1999's basic and diluted earnings per share of $.42 and $.41. Consolidated net income for the first half of 2000 and 1999 was $18.5 million and $18.1 million, respectively. Basic and diluted earnings per share for the first six months of 2000 were $1.00 and $.99 compared to 1999's basic and diluted earnings per share of $.92 and $.91.

For the purposes of computing diluted earnings per share, the weighted average number of shares outstanding was increased for the potential dilutive effects of stock-based incentive plans. There were no adjustments to net income for the purpose of computing income available to common stockholders for 2000 or 1999.

                        Financial Condition
                        -------------------
                            Cash Flows
                            ----------
Net cash generated by operating activities in the first six months of 2000 was $5.3 million, compared to $15.6 million in 1999. In the first half of 2000 operating cash flow was negatively impacted by higher investments in operating assets and liabilities, which were used to support a higher level of business activity. During the first half of 1999, operating cash flow was negatively impacted by cash payments of $7.0 million related to the early retirement package for the Company's former president, which was expensed and accrued in 1998. These cash payments are reflected in the decrease in 1999's accrued liabilities.

Net cash used for investing activities during the first six months of 2000 was $74.8 million compared to $10.3 million in the first half of 1999. The increase in cash used in 2000 compared to 1999 was primarily due to the acquisition of Curtis.

Net cash provided by financing activities was $69.9 million in the first half of 2000 compared to cash usage of $10.0 million in the first half of 1999. The increase in 2000 is due primarily to the issuance of additional long-term debt to fund the acquisition of Curtis. In addition, an increase in notes payable was used to finance the investment in operating assets and liabilities.

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations Continued:

                  Liquidity and Capital Resources
                  -------------------------------
At June 30, 2000, the Company classified as long-term debt $6.2 million of the current portion of its 9.47% long-term notes. The Company has both the intent and the ability, through its revolving credit agreement, to refinance this amount on a long-term basis.

The Company maintains substantial bank borrowing facilities to supplement internal cash generation. At June 30, 2000, the Company had $150.0 million of borrowing capacity under its long-term revolving credit agreement of which $112.0 million was borrowed.
The funds used to purchase Curtis were borrowed under this agreement. The Company plans to refinance this purchase through the private placement of long-term notes.

As described in the Notes to Consolidated Financial Statements, on August 4, 2000, the Company announced that it had signed a definitive agreement to acquire the manufacturing assets of the Kratz-Wilde/Apex businesses of Aviation Sales Company.

At June 30, 2000, the Company had $7.0 million in borrowings under uncommitted short-term bank credit lines at an interest rate of 7.51%. The Company anticipates floating additional long-term notes through a private placement to refinance the Curtis acquisition. The Kratz-Wilde/Apex acquisition will be financed under the $150.0 million long-term revolving credit facility. The Company believes its credit facilities coupled with cash generated from operations are adequate to finance its anticipated future requirements.


                    Forward-Looking Statements
                    --------------------------
The Company cautions readers that certain factors may affect the Company's results for future fiscal periods. These factors involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in any forward-looking statements made on behalf of the Company. For this purpose, any statement other than one of historical fact may be considered a forward-looking statement, as defined in the Public Securities Litigation and Reform Act of 1995. Some factors that could cause actual results to vary materially from those anticipated in forward-looking statements include changes in worldwide economic and political conditions, currency and interest rate fluctuations, regulatory and technological changes, and changes in market demand for the types of products and services produced and sold by the Company.

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations Continued:


Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company's exposure to market risk during the first half of 2000. For additional information, please refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
 (a)     Exhibits

         Exhibit 27  Financial Data Schedule, June 30, 2000

 (b)     Reports on Form 8-K

         A report on Form 8-K dated April 27, 2000 was filed with the Commission on April 28, 2000. This report includes information under Item 5 concerning the April 27, 2000 announcement of the Company's agreement to acquire Curtis Industries, Inc. a subsidiary of Paragon Corporate Holdings, Inc., a privately held company.

         A report on Form 8-K dated May 10, 2000 was filed with the Commission on May 19, 2000. This report includes information under Item 2, Acquisition or Disposition of Assets, concerning the April 27, 2000 announcement of the Company's agreement to acquire Curtis Industries, Inc. and subsequent acquisition on May 10, 2000.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Barnes Group Inc.
                                          (Registrant)

Date  August 14, 2000 By  /s/ William C. Denninger
      ---------------     -------------------------------------
                          William C. Denninger
                          Senior Vice President, Finance
                          and Chief Financial Officer
                          (the principal financial officer)


Date  August 14, 2000 By  /s/ Francis C. Boyle, Jr.
      ---------------     -------------------------------------
                          Francis C. Boyle, Jr.
                          Vice President, Controller
                          (the principal accounting officer)