Form 10-Q
period 2000-09-30
BARNES GROUP INC
filed 2000-11-14
CIK 9984

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                           FORM l0-Q

(Mark One)

(X)     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2000

                                    or

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

               Telephone Number (860) 583-7070

           Number of common shares outstanding at

                 November 10, 2000 - 18,633,046

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

       For the Quarterly period ended September 30, 2000


DESCRIPTION                                                  PAGES
-----------                                                  -----

PART I.    FINANCIAL INFORMATION

   ITEM 1. Financial Statements

           Consolidated Statements of Income
           for the three months and nine months
           ended September 30, 2000 and 1999                    3

           Condensed Consolidated Balance Sheets as of
           September 30, 2000 and December 31, 1999           4-5

           Consolidated Statements of Cash Flows
           for the nine months ended September 30,
           2000 and 1999                                        6

           Notes to Consolidated Financial
           Statements                                        7-10

   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                       11-14

   ITEM 3. Quantitative and Qualitative Disclosure
           About Market Risk                                   14

PART II.   OTHER INFORMATION

   ITEM 6. Exhibits and Reports on Form 8-K                    15

           Signatures                                          15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                       BARNES GROUP INC.
               CONSOLIDATED STATEMENTS OF INCOME
         (Dollars in thousands, except per share data)
                           (Unaudited)

                        Three months ended    Nine months ended
                            September 30,        September 30,
                       --------------------   -------------------
                          2000       1999       2000       1999
                       --------    --------   --------   --------
Net sales               $190,570   $154,043   $552,041   $472,574

Cost of sales            123,550    103,665    362,715    320,485
Selling and admin-
 istrative expenses       50,058     37,043    140,471    110,820
                        --------   --------   --------   --------
                         173,608    140,708    503,186    431,305
                        --------   --------   --------   --------
Operating income          16,962     13,335     48,855     41,269

Other income                 973      1,364      3,350      4,400

Interest expense           4,008      1,617     10,250      3,530
Other expenses             1,151        379      2,742        855
                        --------   --------   --------   --------
Income before income
 Taxes                    12,776     12,703     39,213     41,284

Income taxes               3,441      3,811     11,372     14,243
                        --------   --------   --------   --------
Net income              $  9,335   $  8,892   $ 27,841   $ 27,041
                        ========   ========   ========   ========
Per common share:
 Net income
      Basic             $    .50   $    .46   $   1.50   $   1.38
      Diluted                .49        .45       1.48       1.36
 Dividends                   .20        .19        .59        .56

Average common shares
 outstanding
     Basic            18,601,009 19,347,665 18,551,378 19,560,942
     Diluted          18,870,208 19,583,293 18,759,413 19,796,883

                     See accompanying notes.

                       BARNES GROUP INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)


ASSETS                               September 30,   December 31,
                                           2000         1999
                                     ------------    -----------
                                        (Unaudited)
Current assets
  Cash and cash equivalents             $ 44,808     $ 43,632

  Accounts receivable, less allowances
   (2000-$3,945; 1999-$3,329)            122,033       91,701

  Inventories
    Finished goods                        57,874       39,573
    Work-in-process                       20,888       12,861
    Raw materials and supplies            15,578       13,917
                                        --------     --------
                                          94,340       66,351
  Deferred income taxes and prepaid
    expenses                              19,546       17,501
                                        --------     --------
    Total current assets                 280,727      219,185

Deferred income taxes                     22,713       23,797

Property, plant and equipment            403,735      368,191

  Less accumulated depreciation          238,400      223,086
                                        --------     --------
                                         165,335      145,105

Goodwill                                 147,578       88,562

Other assets                              56,280       39,633
                                        --------     --------
Total assets                            $672,633     $516,282
                                        ========     ========


                     See accompanying notes.

                       BARNES GROUP INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY   September 30,   December 31,
                                            2000          1999
                                       ------------    -----------
                                          (Unaudited)
Current liabilities
  Notes payable                           $ 41,262       $ 12,136
  Accounts payable                          57,312         57,458
  Accrued liabilities                       64,513         46,426
                                          --------       --------
  Total current liabilities                163,087        116,020

Long-term debt                             230,000        140,000
Accrued retirement benefits                 67,944         66,973
Other liabilities                           11,626         12,675

Stockholders' equity
  Common stock-par value $0.01 per share
    Authorized: 60,000,000 shares
    Issued: 22,037,769 shares
      stated at par value                      220            220
  Additional paid-in capital                51,305         49,786
  Treasury stock at cost
    2000-3,391,823 shares
    1999-3,187,242 shares                  (67,914)       (63,893)
  Retained earnings                        235,174        218,388
  Accumulated other comprehensive income   (18,809)       (23,887)
                                          --------       --------
Total stockholders' equity                 199,976        180,614
                                          --------       --------
Total liabilities and stockholders'
  equity                                  $672,633       $516,282
                                          ========       ========

                     See accompanying notes.

                        BARNES GROUP INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          Nine Months ended September 30, 2000 and 1999
                     (Dollars in thousands)
                           (Unaudited)
                                                   2000      1999
                                                  -------   -------
Operating activities:
  Net income                                      $27,841   $27,041
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization                 26,196    22,821
     Gain on sale of property, plant and
       equipment                                   (2,255)     (506)
     Changes in assets and liabilities:
       Accounts receivable                        (13,920)   (9,851)
       Inventories                                 (4,704)    4,286
       Accounts payable                            (7,672)    5,265
       Accrued liabilities                          6,228   (11,419)
       Deferred income taxes                        1,248       996
     Other                                        (10,540)   (5,265)
                                                  -------   -------
Net cash provided by operating activities          22,422    33,368

Investing activities:
  Proceeds from sale of property, plant
    and equipment                                   2,736     1,920
  Capital expenditures                            (19,800)  (19,832)
  Business acquisitions                          (104,655)  (91,949)
  Redemption of short-term investment                  --     2,566
  Other                                            (1,767)   (1,480)
                                                  -------   -------
Net cash used by investing activities            (123,486) (108,775)

Financing activities:
  Net increase in notes payable                    29,165    15,407
  Proceeds from the issuance of long-term debt     90,000    89,000
  Proceeds from the issuance of common stock        3,645     1,238
  Common stock repurchases                         (8,073)  (18,756)
  Dividends paid                                  (10,952)  (10,953)
                                                  -------   -------
Net cash provided by financing activities         103,785    75,936

Effect of exchange rate changes on cash flows      (1,545)   (1,678)
                                                  -------   -------
Increase (decrease) in cash and cash equivalents    1,176    (1,149)

Cash and cash equivalents at beginning of period   43,632    40,206
                                                  -------   -------
Cash and cash equivalents at end of period        $44,808   $39,057
                                                  =======   =======
                     See accompanying notes.

Notes to Consolidated Financial Statements:

1.   Summary of Significant Accounting Policies
     ------------------------------------------
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, please refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

                Statement of Comprehensive Income
                    (Dollars in thousands)
                          (Unaudited)

                        Three months ended   Nine months ended
                           September 30,        September 30,
                        -------------------  -------------------
                          2000      1999       2000      1999
                        --------  --------   --------  --------
 Net income             $  9,335  $  8,892   $ 27,841  $ 27,041

 Other comprehensive
  gain (loss)              3,540       (80)     5,078    (4,544)
                        --------  --------   --------  --------
 Comprehensive income   $ 12,875  $  8,812   $ 32,919  $ 22,497
                        ========  ========   ========  ========

Notes to Consolidated Financial Statements Continued:

3.  Stock Plans
    -----------
     All U.S. salaried and non-union hourly employees are eligible to participate in the Company's Guaranteed Stock
     Plan (GSP). The GSP provides for the investment of employer and employee contributions in the Company's common stock.
     The Company guarantees a minimum rate of return on certain
     GSP assets. This guarantee will only become a liability for the Company if, and to the extent, the value of the related
     Company stock does not cover the guaranteed asset value on the day an employee withdraws from the plan. At December 31, 1999 the Company's guarantee was $2.3 million based on the Company's stock closing price of $16.31 per share. Based on the September 29, 2000 closing price of $18.38, the guarantee was $1.0 million.

4.   Acquisitions
     ------------
     On May 10, 2000, the Company purchased substantially all of the assets and liabilities of Curtis Industries, Inc. (Curtis), pursuant to an Asset Purchase and Sale Agreement dated April 27, 2000. The acquisition of Curtis, a distributor of maintenance, repair and operating supplies and high quality security products, was recorded using the purchase method of accounting and is included in the Barnes Distribution business segment. The $63.3 million acquisition cost has been allocated to tangible and intangible assets and liabilities of the Curtis business based upon estimates of their respective fair market values. The resulting goodwill of $52.7 million will be amortized over 40 years.

     On September 7, 2000, the Company purchased substantially all the manufacturing assets and liabilities of Kratz-Wilde Machine Company (Kratz-Wilde) and Apex Manufacturing Inc.
     (Apex) from Aviation Sales Company pursuant to an Asset Purchase and Sale Agreement dated August 3, 2000. Kratz-Wilde/Apex fabricates and machines intricate aerospace components for jet engines and auxiliary power units and is included in the Barnes Aerospace business segment. The acquisition was recorded using the purchase method of accounting. The $41.4 million acquisition cost has been allocated to tangible and intangible assets and liabilities of Kratz-Wilde/Apex based upon estimates of their respective fair market values. The resulting goodwill of $8.6 million will be amortized over 40 years.

     The funds used to purchase Curtis and Kratz-Wilde/Apex were borrowed under the Company's $150 million revolving credit facility. The Company is currently working on the issuance of $60.0 million of long-term notes to refinance a portion of the borrowings under the revolving credit facility. The new debt will result in higher interest expense.
                               -8-

     Notes to Consolidated Financial Statements Continued:

     The following table reflects the operating results of the Company for the nine months ended September 30, 2000 and 1999 on a pro forma basis, which gives effect to the acquisition of Curtis and Kratz-Wilde/Apex as if they had occurred on January 1, 1999. The pro forma results are not necessarily indicative of the operating results that would have occurred if the acquisition had been effective January 1, 1999, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the amortization expense associated with the assets acquired, the Company's financing arrangements and certain purchase accounting adjustments.

                    Pro Forma Financial Data
            Curtis and Kratz-Wilde/Apex Acquisitions
          (Dollars in thousands, except per share data)
                           (Unaudited)

     Nine Months ended September 30,   2000       1999
                                     --------   --------

     Net sales                       $610,661   $569,410
     Income before income taxes        38,316     42,191
     Net income                        27,194     27,636

     Per common share - basic        $   1.47   $   1.41
                      - diluted          1.45       1.39

     On a pro forma basis, the acquisitions would have been dilutive to earnings per share by $0.03, for the first nine months of 2000. The Company expects that, with anticipated synergies realized, the acquisitions will be accretive to earnings during their twelve-month post-acquisition periods.

 5.  Future Accounting Changes
     -------------------------
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001, as amended. The standard requires that the Company recognize derivatives on the balance sheet at fair value. Management believes that adoption of this standard will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Notes to Consolidated Financial Statements Continued:


6.   Information on Business Segments
     --------------------------------
     Segment assets were impacted by the May 2000 $63.3 million acquisition of Curtis (Barnes Distribution segment) and the September 2000 $41.4 million acquisition of Kratz-Wilde/Apex
     (Barnes Aerospace segment).  See note 4 above.

     The following tables set forth information about the Company's operations by its three reportable business segments:

                       Three months ended     Nine months ended
                          September 30,         September 30,
                       -------------------   -------------------
                         2000       1999        2000      1999
                       --------   --------   ---------  --------
                              (Dollars in thousands)
                                      (Unaudited)
Revenues:

  Associated Spring    $ 79,891   $ 70,911    $252,356  $205,720

  Barnes Distribution    79,162     57,744     215,615   176,738

  Barnes Aerospace       34,719     28,523      94,396    99,211

  Intersegment sales     (3,202)    (3,135)    (10,326)   (9,095)
                       --------   --------    --------  --------

Total revenues         $190,570   $154,043    $552,041  $472,574
                       ========   ========    ========  ========

Operating profit:

  Associated Spring    $ 11,550   $  8,397    $ 36,394  $ 24,378

  Barnes Distribution     2,742      3,860       8,000    11,443

  Barnes Aerospace        3,183      1,829       6,191     7,644
                       --------   --------    --------  --------
Total operating profit   17,475     14,086      50,585    43,465

  Interest income           258        358         807       801

  Interest expense        4,008      1,617      10,250     3,530

  Other income(expense)    (949)      (124)     (1,929)      548
                       --------   --------    --------  --------
Income before income
  taxes                $ 12,776   $ 12,703    $ 39,213  $ 41,284
                       ========   ========    ========  ========

Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations

                      Results of Operations
                      ---------------------
Net sales for the third quarter of 2000 were a record $190.6 million, up 24% from net sales of $154.0 in 1999. This is the third consecutive quarter of record sales, reflecting both internal sales growth and the Company's three recent acquisitions. The Company's sales for the first nine months were $552.0 million, up 17% from $472.6 million in 1999.

Third quarter operating income was up 27% to $17.0 million compared to $13.3 million in the comparative 1999 period. Operating margins improved in the quarter to 8.9% from 8.7% in 1999. The third quarter 2000 results reflect strong sales performance by all three business segments and very strong earnings performance by the Associated Spring and Barnes Aerospace business segments, offset in part by lower earnings at Barnes Distribution.

The year-to-date operating income was $48.9 million, up 18% from $41.3 million reported in 1999. Operating margins improved in the first nine months to 8.8% from 8.7% in 1999. Year-to-date 2000 performance reflects period-over-period sales and earnings improvements at Associated Spring, offset in part by an earnings decline at Barnes Distribution and sales and earnings declines at Barnes Aerospace.

Lower pension expense in the third quarter and first nine months contributed $1.4 million and $3.7 million of incremental operating income over the comparable 1999 periods. Of the increase in selling and administrative expenses in 2000 over 1999, $11.5 million and $22.7 million in the third quarter and first nine months are attributable to newly acquired units. Included in both the current quarter and first nine months of 2000, is a gain of $2.2 million related to the sale of a corporate asset and $1.7 million of one-time consolidation costs related to the Curtis acquisition.

            Segment Review-Sales and Operating Profit
           ------------------------------------------
Associated Spring sales for the third quarter and year-to-date were $79.9 million and $252.4 million, up 13% and 23% over the comparable 1999 periods, reflecting strong foreign demand for the Company's products. The nitrogen gas springs product line, acquired in August 1999, contributed $6.0 million and $31.6 million in incremental sales for the quarter and first nine months of 2000. The segment's third quarter and year-to-date 2000 operating profits also increased substantially to $11.6 million and $36.4 million, improving 38% and 49% over the comparable 1999 periods. This operating profit increase was largely a result of the higher sales volume.

        Management's Discussion and Analysis of Financial
         Condition and Results of Operations Continued:

Barnes Distribution's third quarter and year-to-date sales were $79.2 million and $215.6 million, an increase of 37% and 22% over the comparative 1999 periods. The acquisition of Curtis, in May 2000, contributed $21.0 million in sales for the third quarter and $37.2 million year-to-date. However, segment operating profits in the third quarter declined largely as a result of one-time consolidation costs of $1.7 million related to the Curtis acquisition. On a year-to-date basis, operating profits declined, reflecting one-time consolidation costs and the higher costs associated with a new business management and information system implemented in 1999 in North America.

Barnes Aerospace's third quarter sales were $34.7 million, up 22% as compared to 1999 and year-to-date 2000 sales were $94.4 million, down 5% as compared to $99.2 million in 1999. The acquisition of Kratz-Wilde/Apex added $3.0 million in sales to the current periods. The third quarter sales increase and the trend of increased orders for the third consecutive quarter indicate the beginning of a recovery in the commercial jet engine market. Excluding the impact of the acquisition of Kratz-Wilde/Apex, orders during the third quarter were $44.2 million and backlog rose by $12.0 million to $101.6 million at September 30, 2000. Segment operating profit for the third quarter improved significantly over last year's third quarter, primarily resulting from the increased sales volume. Year-to-date operating profit, however, was lower than last year due to the impact of year-to-date lower sales volume, which is directly related to the shortfall of sales in the first quarter. The acquisition of Kratz-Wilde/Apex had no material impact on operating profit in the current periods.

                  Non-Operating Income/Expense
                  ----------------------------
Other income for the first nine months of 2000 decreased from 1999 due to lower net foreign exchange transaction gains. The increase in other expenses in 2000 as compared to 1999 was attributable to higher goodwill amortization, a result of three acquisitions. Interest expense also increased substantially due to the debt service on acquisition-related debt.

                          Income Taxes
                          ------------
The Company's effective tax rate was 29.0% in 2000 compared to 34.5% in 1999. The lower rate in 2000 was due to lower state taxes, a higher percentage of foreign income with tax rates lower than the U.S. statutory tax rate, and foreign tax benefits related to the acquisition of the nitrogen gas springs business.

        Management's Discussion and Analysis of Financial
         Condition and Results of Operations Continued:

               Net Income and Net Income Per Share
               -----------------------------------
Consolidated net income for the third quarter of 2000 and 1999 was $9.3 million and $8.9 million, respectively. Basic and diluted earnings per share for the 2000 third quarter were $.50 and $.49, compared to 1999's basic and diluted earnings per share of $.46 and $.45. Consolidated net income year-to-date 2000 and 1999 was $27.8 million and $27.0 million. Basic and diluted earnings per share for the first nine months of 2000 were $1.50 and $1.48 compared to 1999's basic and diluted earnings per share of $1.38 and $1.36.

For the purpose of computing diluted earnings per share, the weighted average number of shares outstanding was increased for the potential dilutive effects of stock-based incentive plans. There were no adjustments to net income for the purpose of computing income available to common stockholders for 2000 or 1999.

                       Financial Condition
                       -------------------
                           Cash Flows
                           ----------
Net cash generated by operating activities in the first nine months of 2000 was $22.4 million, compared to $33.4 million in 1999. The year-to-date 2000 operating cash flow was negatively impacted by higher investments in operating assets and liabilities, which were used to support a higher level of business activity. During the first three-quarters of 1999, operating cash flow was negatively impacted by cash payments of $7.4 million related to the early retirement package for the Company's former president, which was expensed and accrued in 1998. These cash payments are reflected in 1999's accrued liabilities.

Net cash used for investing activities during the first nine months of 2000 was $123.5 million compared to $108.8 million in the first three-quarters of 1999. The significant cash usage in both periods reflects the acquisitions of Curtis and Kratz-Wilde/Apex in 2000 and the nitrogen gas springs business in 1999.

Net cash provided by financing activities was $103.8 million in the first nine months of 2000 compared to $75.9 million in 1999. Both periods include the increase in long-term debt to fund acquisitions. The 2000 increase in notes payable was used to finance the incremental investment in operating assets and liabilities.

        Management's Discussion and Analysis of Financial
         Condition and Results of Operations Continued:

                 Liquidity and Capital Resources
                 -------------------------------
The Company maintains substantial bank borrowing facilities to supplement internal cash generation. At September 30, 2000, the Company had $150.0 million of borrowing capacity under its long-term revolving credit facility of which all was borrowed. The funds used to purchase Curtis and Kratz-Wilde/Apex were borrowed under this agreement. The Company is currently working on the issuance of $60.0 million of long-term notes to refinance a portion of the borrowing under the revolving credit facility. The new debt will result in higher interest expense.


At September 30, 2000, the Company had $8.0 million in borrowings under uncommitted short-term bank credit lines at an interest rate of 7.41%. The Company believes its credit facilities coupled with cash generated from operations are adequate to finance its anticipated future requirements.


                   Forward-Looking Statements
                   --------------------------
The Company cautions readers that certain factors may affect the Company's results for future fiscal periods. These factors involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in any forward-looking statements made on behalf of the Company. For this purpose, any statement other than one of historical fact may be considered a forward-looking statement, as defined in the Public Securities Litigation and Reform Act of 1995. Some factors that could cause actual results to vary materially from those anticipated in forward-looking statements include changes in worldwide economic and political conditions, currency and interest rate fluctuations, regulatory and technological changes, changes in market demand for the types of products, services produced and sold by the Company and projected synergies of acquisitions.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2000, the result of a hypothetical 1% increase in the average cost of the Company's variable-rate debt would reduce pretax profit of the Company by $1.7 million on an annual basis. For additional information, please refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
 (a)     Exhibits

         Exhibit 27  Financial Data Schedule, September 30, 2000

 (b)     Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Barnes Group Inc.
                                              (Registrant)

Date  November 14, 2000  By /s/ William C. Denninger
      -----------------  -------------------------------------
                         William C. Denninger
                         Senior Vice President, Finance
                         and Chief Financial Officer
                         (the principal financial officer)


Date  November 14, 2000  By /s/ Francis C. Boyle, Jr.
      -----------------  -------------------------------------
                         Francis C. Boyle, Jr.
                         Vice President, Controller
                         (the principal accounting officer)