Form 10-K
period 2000-12-31
BARNES GROUP INC
filed 2001-03-23
CIK 9984

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

                                  (Mark One)
            X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

      Registrant's telephone number, including area code: (860) 583-7070
                                                           -------------

          Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                 Name of each exchange on which registered
  -------------------                 -----------------------------------------

Common Stock, $0.01 Par Value                     New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

The aggregate market value of the registrant's voting stock held by non-affiliates amounted to $274,819,573 as of January 31, 2001. The registrant had outstanding 18,609,926 shares of common stock as of January 31, 2001.

                     Documents Incorporated by Reference:

Parts I and II incorporate information by reference from the registrant's 2000 Annual Report to Stockholders. Part III incorporates information by reference from the registrant's Proxy Statement dated March 15, 2001.

                                    PART I

Item 1.    Business.
           ---------

           The Company was organized as a Delaware corporation in 1925. The Company is comprised of three business segments: Associated Spring, a manufacturer of precision mechanical and nitrogen gas springs, manifold systems and other close-tolerance engineered metal components; Barnes Aerospace, a manufacturer of precision machined and fabricated components and assemblies for the aerospace industry and a provider of jet engine component overhaul and repair services; and Barnes Distribution, formerly known as Bowman Distribution, a distributor of maintenance, repair, and operating supplies and engineered metal components. Barnes Distribution also provides logistics management services for industrial, heavy equipment, and transportation maintenance markets.*

           Associated Spring. Associated Spring manufactures a wide variety of
           -----------------
precision springs. Associated Spring is equipped to produce virtually every type of precision spring, from fine hairsprings for electronics and instruments to large heavy-duty springs for machinery. Nearly all of Associated Spring's products, which are manufactured in plants located on four continents, are highly engineered custom solutions, with order sizes ranging from just a few units to several million. These products are made of various metals, and are purchased primarily by durable goods manufacturers in industries such as farm equipment, telecommunications, home appliances, electronics and transportation.

           Associated Spring also manufactures nitrogen gas springs and manifold systems used to precisely control stamping presses utilized in metal forming industries.

           Through Associated Spring's ability to conduct product design and development, physical product and material testing, rapid prototyping and reduction of manufacturing-cycle times, the Company provides complete engineering solutions from concept to manufacturing. Associated Spring's precision mechanical and nitrogen gas springs are sold in the United States and through the Company's foreign subsidiaries to manufacturers in many industries, chiefly for use as components in their own products. Precision springs are sold primarily through Associated Spring's sales employees.

           Associated Spring's customer base is large and diverse, including manufacturers of industrial and textile machinery, motors, generators, electronic equipment, aircraft, household appliances and fixtures, hardware, office equipment, agricultural equipment, railroad equipment, general machinery, scientific instruments, light vehicles and heavy trucks.


____________________
*As used in this annual report, "Company" refers to the registrant and its consolidated subsidiaries except where the context requires otherwise, and "Associated Spring," "Barnes Aerospace," and "Barnes Distribution" refer to the above-defined businesses, but not to separate corporate entities.

           Associated Spring has manufacturing operations in the United States, Brazil, Canada, China, Mexico, Singapore, and Sweden. The Company has retained a minority interest of 15% in its former subsidiary in Argentina.

           The Company owns a 45% minority interest in a joint venture corporation in the United States with NHK Spring Co., Ltd. of Japan. The joint venture corporation, NHK-Associated Spring Suspension Components Inc. ("NASCO"), manufactures suspension springs at its facility in Bowling Green, Kentucky.

           Barnes Aerospace. Barnes Aerospace is a worldwide producer of
           ----------------
precision machined and fabricated components and assemblies for original equipment manufacturer (OEM) turbine engine and airframe builders, and provides jet engine component overhaul and repair services for many of the world's major commercial airlines. Barnes Aerospace products and services are sold primarily through Barnes Aerospace's sales employees.

           Barnes Aerospace's machining operations, with facilities in Connecticut, Arizona, and Mexico, produce critical engine parts through processes such as electrical discharge machining, laser drilling, and multi-axis milling and turning. Customers include gas turbine engine manufacturers for commercial and military jets as well as land-based turbines.

           Barnes Aerospace's fabrication operations, located in Ohio, Michigan, Utah, and Mexico, specialize in hot and cold forming of complex parts made from titanium and other aerospace alloys. Additional capabilities include superplastic forming and diffusion bonding, and machining of aluminum and other sheet metal products. Customers of the fabrication operations include airframe and gas turbine engine manufacturers for commercial and military jets.

           Barnes Aerospace's overhaul and repair facilities, located in Connecticut, Ohio, and Singapore, specialize in the refurbishment of jet engine components such as cases, rotating air seals, honeycomb air seals and housings. Processes performed at these facilities include electron beam welding, plasma coating, vacuum brazing, and water jet cleaning. Customers include worldwide major airlines and engine overhaul businesses and the United States military.

           Barnes Distribution. Barnes Distribution has been an industry leader
           -------------------
in the distribution of maintenance, repair, and operating (MRO) supplies since 1927, and has grown into one of the world's largest MRO distributors and international logistics management service businesses. Barnes Distribution has four operating units: Bowman Distribution, Curtis Industries, Raymond Distribution, and Mechanics Choice.

           Bowman, Curtis and Mechanics Choice distribute a wide variety of replacement parts and other products, and provide related inventory management and logistics services. These products include, among many others, fasteners, special purpose hardware, electric and gas welding supplies, hydraulics, chemicals, and security products. Raymond distributes die and nitrogen gas springs, as well as standard parts such as coil and flat springs, the majority of which are manufactured by Associated Spring. With the exception of springs from Associated Spring, the products sold by

Barnes Distribution are generally not manufactured by the Company, but are obtained from a number of outside suppliers.

           Barnes Distribution's products are sold in the United States, Canada, Mexico, the United Kingdom, Ireland, France, and Brazil through a sales force of over 1,000 people, and in many other countries through distributors. Barnes Distribution's customers range from small automobile dealers and truck repair shops to the largest railroads, utilities, and vehicle fleet operators.

           Segment Analysis. The analysis of the Company's revenue from sales to
           ----------------
unaffiliated customers, operating profit and assets by business segment as well as revenues from sales to unaffiliated customers and long-lived assets by geographic area appearing on pages 20 through 22 of the Company's 2000 Annual Report to Stockholders, included as Exhibit 13 to this report, is incorporated by reference.

           Competition. The Company competes with many other companies, large
           -----------
and small, engaged in the manufacture and sale of custom metal parts (including aerospace components). The Company believes Associated Spring is the largest manufacturer of precision springs in North America and one of the largest in the world. The Company also faces active competition in the products sold by Barnes Distribution. The principal methods of competition for the Company's three businesses include service, quality, price, reliability of supply, technology, innovation, and also, in the case of Associated Spring and Barnes Aerospace, design.

           Backlog. The backlog of the Company's orders believed to be firm
           -------
amounted to $202,667,000 at the end of 2000, as compared with $135,647,000 at the end of 1999. Of the 2000 year-end backlog, $144,923,000 is attributable to the Barnes Aerospace and all of the balance is attributable to Associated Spring. $23,130,000 of Barnes Aerospace's backlog is not expected to be shipped in 2001. Substantially all of the remainder of the Company's backlog is expected to be shipped during 2001.

           Raw Materials and Customers. None of the Company's divisions or
           ---------------------------
segments is dependent upon any single source for any of its principal raw materials or products for resale, and all such materials and products are readily available. No one customer accounted for more than 10% of total sales in 2000. Automotive manufacturers and manufacturers of electronic products are important customers of Associated Spring. Sales by Barnes Aerospace to four manufacturers in the aerospace industry accounted for approximately 55% of its business. Barnes Distribution is not dependent on any one or a few customers for a significant portion of its sales.

           Research and Development. Although most of the products manufactured
           ------------------------
by the Company are custom parts made to customers' specifications, the Company is engaged in continuing efforts aimed at discovering and implementing new knowledge that is useful in developing new products or services or significantly improving existing products or services. The Company spent approximately $4,528,000 on its research and development activities in 2000, as compared to expenditures of approximately $4,272,000 in 1999 and $3,673,000 in 1998. There were no significant customer-sponsored research and development activities.

           Patents and Trademarks. Patents, licenses, franchises and concessions
           ----------------------
are not material to any of the Company's businesses.

           Employees. As of December 31, 2000, the Company employed
           ---------
approximately 5,600 people.

           Environmental Laws. Compliance with federal, state, and local laws
           ------------------
which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect and is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of the Company.

Item 2.    Properties.
           ----------

           The Company and its operating subsidiaries conduct business at 21 manufacturing plants, and 32 sales and distribution centers at various locations throughout the world. All of the plants, except the one in China, two locations in Singapore and one in Arizona, are owned. Six of the sales and distribution centers are owned. Associated Spring-Asia has a long-term lease on the land but owns the building in Singapore. Of the properties that are owned, none is subject to any encumbrance. A listing of the principal facility locations of each of the Company's businesses is set forth below. In 2000, the Company closed a distribution facility in Lawrenceville, Georgia which was in close proximity to the Atlanta distribution facility acquired through the purchase of Curtis Industries in May 2000.

                                 Property List
                                 -------------
                                                                       L = Lease
                                                                       O = Own

Barnes Group Inc.                                      Barnes Distribution
----------------                                       -------------------
Headquarters Bristol, CT (O)                           . Headquarters Cleveland, OH (L)
                                                         Headquarters, Raymond Distribution
Associated Spring                                        Maumee, OH (L)
-----------------

 . Headquarters Farmington, CT (L)                      . Distribution Operations
                                                         -- United States
 . Manufacturing Plants                                             Arlington, TX (L)
  --  United States                                                Atlanta, GA (L)
          Brecksville, OH (O)                                      Auburn, WA (L)
          Bristol, CT (O)                                          Bakersfield, CA (L)
          Corry, PA (O)                                            Buena Park, CA (2-L)
          Dallas, TX (O)                                           Columbus, OH (L)
          Milwaukee, WI (O)                                        Edison, NJ (L)
          Saline, MI (O)                                           Elizabethtown, KY (O)
          Syracuse, NY (O)                                         Las Vegas, NV (L)
  --  International                                                New Berlin, WI (L)
          Burlington, Ontario, Canada (O)                          Shelbyville, KY (O)
          Campinas, Brazil (O)                                     Sparks, NV (0)
          Mexico City, Mexico (O)                                  Ypsilanti, MI (L)
          Republic of Singapore (L-Land,                 -- International
                                 O-Bldg.)                          Burlington, Ontario, Canada (L)
          Tianjin, China (L)                                       Campinas, Brazil (L)
          Tranas, Sweden (O)                                       Concord, Ontario, Canada (0)
                                                                   Corsham, United Kingdom (L)
 .  Sales & Development                                             Edmonton, Alberta, Canada (0)
          Boynton Beach, FL (L)                                    Evesham, United Kingdom (L)
          Glen Ellyn, IL (L)                                       Mexico City, Mexico (L)
          Plymouth, MI (L)                                         Mississauga, Ontario, Canada (L)
                                                                   Moncton, New Brunswick, Canada (0)
 .  Distribution                                                    Montingy, France (L)
          Frazer, MI (L)                                           Mullingar, Ireland (L)
                                                                   Redditch, United Kingdom (L)
Barnes Aerospace                                                   Voisins Le Bretonneux, France (L)
----------------

 . Headquarters -- Windsor, CT (O)

 . Manufacturing Plants
  --  United States
          East Granby, CT (O)
          Lansing, MI (O)
          Phoenix, AZ (L)
          Ogden, UT (O)
          West Chester, OH (O)
          Windsor, CT (2 -- 0)
  -- International
          Republic of Singapore (L)

 . Sales

          Derby, United Kingdom (L)

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

Item 4.    Submission of Matters to a Vote of Security Holders.
           ---------------------------------------------------

           No matter was submitted during the fourth quarter of 2000 to a vote of security holders.

                                    PART II

Item 5.    Market for the Registrant's Common Stock and Related Stockholder
           ----------------------------------------------------------------
           Matters.
           -------

           The information regarding the Company's common stock contained on pages 16 through 19 of the Company's 2000 Annual Report to Stockholders is incorporated by reference. As of January 31, 2001, the Company's common stock was held by 3,931 stockholders of record. The Company's common stock is traded on the New York Stock Exchange under the symbol "B".


Item 6.    Selected Financial Data.
           -----------------------

           The selected financial data for the last five years contained on page 24 of the Company's 2000 Annual Report to Stockholders are incorporated by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations.
           ---------------------

           The financial review and management's analysis thereof appearing on pages 3 through 7 of the Company's 2000 Annual Report to Stockholders are incorporated by reference.

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk.
           ---------------------------------------------------------

           The information regarding market risk contained on pages 6 and 7 of the Company's 2000 Annual Report to Stockholders is incorporated by reference.


Item 8.    Financial Statements and Supplementary Data.
           -------------------------------------------

           The financial statements and report of independent accountants appearing on pages 8 through 22 of the Company's 2000 Annual Report to Stockholders are incorporated by reference. See also the report of independent accountants included on page 15 below pursuant to Item 302(a) of Regulation S-K. The material under "Quarterly Data" on page 23 of the Company's 2000 Annual Report to Stockholders is also incorporated by reference.


Item 9.    Changes and Disagreements with Accountants on Accounting and
           ------------------------------------------------------------
           Financial Disclosure.
           ---------------------

           None.

                                   PART III

Item 10.  Directors and Executive Officers of the Company.
          -----------------------------------------------

          The material under "Election of Directors For A Three-Year Term" on pages 1 through 3, and the material under "Section 16(a) Beneficial Ownership Reporting Compliance" on page 5, of the Company's Proxy Statement dated March 15, 2001 are incorporated by reference.

          The Company's executive officers as of the date of this report are as follows:

                                                                                Age as of
Executive Officer                      Position                             December 31, 2000
------------------                     --------                             -----------------

Edmund M. Carpenter      President and Chief Executive Officer                    59
                         (since 1998)

John R. Arrington        Senior Vice President, Human Resources (since            54
                         1998)

Francis C. Boyle, Jr.    Vice President, Controller (since 1997)                  50

Leonard M. Carlucci      Vice President, Barnes Group Inc. (since 1994)           54
                         and President, Associated Spring (since 1999)

Joseph D. DeForte        Vice President, Tax (since 1999)                         58

William C. Denninger     Senior Vice President, Finance and                       50
                         Chief Financial Officer (since 2000)

A. Keith Drewett         Vice President, Barnes Group Inc. and                    54
                         President, Barnes Distribution
                         (since 2000)

Thomas P. Fodell         Vice President, Barnes Group Inc. and                    50
                         Vice President, Sales and Marketing, Associated
                         Spring (since 2000)

Signe S. Gates           Senior Vice President, General Counsel and               51
                         Secretary (since 1999)

Philip A. Goodrich       Senior Vice President, Corporate Development             44
                         (since 2000)

                                                                                     Age as of
Executive Officer                             Position                           December 31, 2000
----------------                              --------                           --------------------

Gregory F. Milzcik            Vice President, Barnes Group Inc. and President,         41
                              Barnes Aerospace (since 1999)

Harry G. Saddock, Jr.         Vice President, Barnes Group Inc. and Vice               49
                              President, Operations, Associated Spring (since
                              1998)

Idelle K. Wolf                Vice President, Barnes Group Inc. and                    48
                              Chief Operating Officer, Barnes Distribution
                              (since 2000)

          Except for Messrs. Carpenter, Arrington, DeForte, Denninger, Drewett, Goodrich, and Milzcik, and Mses. Gates and Wolf, each of the Company's executive officers has been employed by the Company or its subsidiaries in an executive or managerial capacity for at least the past five years. Each officer holds office until his or her successor is chosen and qualified or otherwise as provided in the By-Laws, except Mr. Carpenter who holds office pursuant to an employment agreement with the Company, which is incorporated as Exhibit 10.12 to this report. No family relationships exist among the executive officers of the Company.

          Mr. Carpenter joined the Company as President and Chief Executive Officer in December 1998. From 1996 to 1998, Mr. Carpenter was a Senior Managing Director of Clayton, Dubilier & Rice, Inc., a private equity firm.

          Mr. Arrington joined the Company as Senior Vice President, Human Resources in April 1998. From 1995 to 1998, Mr. Arrington was Vice President, Human Resources of U.S. West Communications Group.

          Mr. DeForte joined the Company as Vice President, Tax in August 1999. From 1997 to 1999, Mr. DeForte was Vice President and Chief Financial Officer of Loctite Corporation, a manufacturer and distributor of adhesives and sealants. From 1988 to 1997, Mr. DeForte was Vice President, Tax, Loctite Corporation. In 1997, Loctite Corporation became a subsidiary of Henkel KGaA.

          Mr. Denninger joined the Company as Senior Vice President, Finance and Chief Financial Officer in March 2000. From 1994 to 2000, Mr. Denninger was Vice President-Finance and Chief Financial Officer of BTR Inc., an industrial products manufacturer.

          Mr. Drewett joined the Company as Vice President, Barnes Group Inc. and President, Barnes Distribution in May 2000, upon the Company's acquisition of Curtis Industries. From 1998 to 2000, Mr. Drewett was President and Chief Executive Officer of Curtis Industries, Inc. From 1992 to 1998, he was President of the Automotive and

Industrial Division of Curtis Industries. He was also Senior Vice President of Curtis from 1997 to 1998 and Vice President of Curtis from 1992 to 1997.

          Mr. Goodrich joined the Company as Vice President, Business Development in November 1999. He was promoted to Senior Vice President, Corporate Development in December 2000. From 1996 to 1998, Mr. Goodrich was Senior Vice President, Corporate Development of AMETEK, Inc., a manufacturer of electric motors and electronic equipment.

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

          Ms. Wolf joined the Company as Vice President, Barnes Group Inc. and Chief Operating Officer, Barnes Distribution in May 2000, upon the Company's acquisition of Curtis Industries. From 1998 to 2000, Ms. Wolf was Executive Vice President and Chief Operating Officer of Curtis Industries, Inc. She was Senior Vice President and Chief Financial Officer of Curtis from 1997 to 1998, and Vice President of Finance and Chief Financial Officer from 1992 to 1997.

Item 11.  Executive Compensation.
          ----------------------

          The information under "Compensation of Directors" appearing on pages 3 and 4, and the information under "Compensation," "Stock Options," "Long-Term Incentive Plan Awards," "Pension Plans," "Employment Agreement," and "Change-In-Control Agreements" appearing on pages 11 through 16 of the Company's Proxy Statement dated March 15, 2001, are incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

          The information concerning this item appearing on pages 5 and 6 of the Company's Proxy Statement dated March 15, 2001, is incorporated by reference.


Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

          None.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ----------------------------------------------------------------

          (a) The report of PricewaterhouseCoopers LLP, independent accountants, and the following financial statements and financial statement schedules are filed as part of this report:

                                                                                   Reference
                                                                           --------------------------------
                                                                                             Annual Report
                                                                                             -------------
                                                                           Form 10-K        to Stockholders
                                                                           ---------        ---------------
                                                                             (page)              (page)
                                                                             ------              ------
Report of independent accountants                                              15                  22

Consolidated balance sheets at December 31, 2000 and 1999                                           9

Consolidated statements of income for the years ended December                                      8
31, 2000, 1999 and 1998

Consolidated statements of changes in stockholders' equity for                                     11
the years ended December 31, 2000, 1999 and 1998

Consolidated statements of cash flows for the years ended                                          10
December 31, 2000, 1999 and 1998

Notes to consolidated financial statements                                                        12-22

Supplementary information                                                                          23
   Quarterly data (unaudited)

Consolidated schedule for the years ended December 31, 2000,
 1999 and 1998:
   Schedule II - Valuation and Qualifying Accounts                             16

          All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

          The consolidated financial statements listed in the above index which are included in the Annual Report to Stockholders of Barnes Group Inc. for the year ended December 31, 2000, are incorporated by reference. With the exception of the pages listed in the above index and in Items 1, 5, 6, 7, 7A and 8, the 2000 Annual Report to Stockholders is not to be deemed filed as part of this report.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the last quarter of the period covered by this report.

         (c) The Exhibits required by Item 601 of Regulation S-K are filed as Exhibits to this Annual Report on Form 10-K and indexed at pages 17 through 20 of this report.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Date:  March 23, 2001

                           BARNES GROUP INC.


                           By /s/ Edmund M. Carpenter
                               --------------------------------
                             Edmund M. Carpenter
                             President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the above date by the following persons on behalf of the Company in the capacities indicated.


/s/ Edmund M. Carpenter
-----------------------------------------
Edmund M. Carpenter
President and Chief Executive Officer
(principal executive officer) and Director


/s/ William C. Denninger
-----------------------------------------
William C. Denninger
Senior Vice President, Finance
Chief Financial Officer
(principal financial officer)


/s/ Francis C. Boyle, Jr.
-----------------------------------------
Francis C. Boyle, Jr.
Vice President, Controller
(principal accounting officer)

/s/ Thomas O. Barnes
-----------------------------------------
Thomas O. Barnes
Director

/s/ John W. Alden
-----------------------------------------
John W. Alden
Director


/s/ Gary G. Benanav
-----------------------------------------
Gary G. Benanav
Director


/s/ William S. Bristow, Jr.
-----------------------------------------
William S. Bristow, Jr.
Director


/s/ Robert J. Callander
-----------------------------------------
Robert J. Callander
Director


/s/ George T. Carpenter
-----------------------------------------
George T. Carpenter
Director


/s/ Frank E. Grzelecki
-----------------------------------------
Frank E. Grzelecki
Director

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
of Barnes Group Inc.


Our audits of the consolidated financial statements referred to in our report dated February 8, 2001 appearing on page 22 of the 2000 Annual Report to Stockholders of Barnes Group Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP


Hartford, Connecticut
February 8, 2001

                               BARNES GROUP INC.
                Schedule II - Valuation and Qualifying Accounts
                 Years Ended December 31, 2000, 1999 and 1998
                               (In thousands )


Allowances for Doubtful Accounts:

Balance December 31, 1997                                           $  3,061

  Provision charged to income (1)                                        357
  Doubtful accounts written off (net)                                 (1,005)
  Other adjustments                                                       --
                                                                    --------

Balance December 31, 1998                                              2,413

  Provision charged to income (2)                                      1,343
  Doubtful accounts written off (net)                                   (427)
  Other adjustments                                                       --
                                                                    --------

Balance December 31, 1999                                              3,329

  Provision charged to income                                            936
  Doubtful accounts written off (net) (3)                             (1,990)
  Other adjustments (4)                                                  445
                                                                    --------

Balance December 31, 2000                                           $  2,720
                                                                    ========



(1) The low charge to income in 1998 was a result of Barnes Distribution's successful efforts to improve the recovery of previously reserved receivables. Barnes Distribution was formerly known as Bowman Distribution.

(2) The increase in the 1999 provision charged to income was a result of the complications encountered during the implementation of a new integrated management system at Barnes Distribution.

(3) The increase in doubtful accounts written off in 2000 was the result of Barnes Distribution recognizing the write-off of receivables reserved and expensed.

(4)  Opening balances of acquired businesses.

                                 EXHIBIT INDEX

                               Barnes Group Inc.

                          Annual Report on Form 10-K
                     for the Year ended December 31, 2000
                     ------------------------------------

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

    4.2         Sixth Amendment to Credit Agreement set           Incorporated by reference to Exhibit 4.2 to
                forth in Exhibit 4.1 dated as of December 1,      the Company's report on Form 10-K for the
                1997.                                             year ended December 31, 1997.

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

    4.5         Note Purchase Agreement dated as of December      Incorporated by reference to Exhibit 4.9 to
                1, 1995, between the Company and several          the Company's report on Form 10-K for the
                insurance companies.                              year ended December 31, 1995.

Exhibit No.                      Description                                       Reference
-----------                      -----------                                       ---------
      4.6        Note Agreement dated as of November 12,           Incorporated by reference to Exhibit 4.6 to
                 1999, between 3031786 Nova Scotia Company, a      the Company's report on Form 10-K for the
                 wholly owned subsidiary of the Company, and       year ended December 31, 1999.
                 several insurance companies; and related
                 Guaranty Agreement between the Company and
                 such insurance companies.

      4.7        Note Agreement dated as of November 21,           Filed with this report.
                 2000, between Barnes Group Inc. and several
                 insurance companies.

     10.1        The Company's Management Incentive                Filed with this report.
                 Compensation Plan, as amended and restated
                 January 1, 2000.

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

     10.6        The Company's Non-Employee Director Deferred      Incorporated by reference to Exhibit 10.7 to
                 Stock Plan.                                       the Company's report on Form 10-K for the
                                                                   year ended December 31, 1994.

Exhibit No.                      Description                                       Reference
-----------                      -----------                                       ---------
     10.7        The Company's Amended and Restated                Incorporated by reference to Exhibit 10.8 to
                 Directors' Deferred Compensation Plan.            the Company's report on Form 10-K for the
                                                                   year ended December 31, 1996.

     10.8        The Company's Senior Executive Enhanced Life      Incorporated by reference to Exhibit 10.8 to
                 Insurance Program, as amended and restated        the Company's report on Form 10-K for the
                 May 16, 1997.                                     year ended December 31, 1998.

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

    10.12        Employment Agreement dated as of December 8,      Incorporated by reference to Exhibit 10.14
                 1998 between the Company and Edmund M.            to the Company's report on Form 10-K for the
                 Carpenter.                                        year ended December 31, 1998.

    10.13        The Company's Employee Stock and Ownership        Filed with this report.
                 Program.

      13         Portions of the 2000 Annual Report to             Filed with this report.
                 Stockholders.

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

          Except for Exhibit 13, which will be furnished free of charge, and Exhibits 21 and 23, which are included herein, copies of exhibits referred to above will be furnished at a cost of twenty-five cents per page to security holders who make a written request to the Secretary, Barnes Group Inc., 123 Main Street, P.O. Box 489, Bristol, Connecticut 06011-0489.