Form 10-Q
period 2001-03-31
BARNES GROUP INC
filed 2001-05-14
CIK 9984

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM l0-Q

(Mark One)

(X)     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

  For the quarterly period ended March 31, 2001

                                    or

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

               Telephone Number (860) 583-7070

            Number of common shares outstanding at

                    May 10, 2001 - 18,480,646

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
                               -1-




                        BARNES GROUP INC.
                         FORM 10-Q INDEX
          For the Quarterly period ended March 31, 2001

DESCRIPTION                                                 PAGES
-----------                                                 -----

PART I.     FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

            Consolidated Statements
            of Income for the three months ended
            March 31, 2001 and 2000                             3

            Consolidated Balance Sheets as
            of March 31, 2001 and December 31, 2000           4-5

            Consolidated Statements of Cash Flows
            for the three months ended March 31,
            2001 and 2000                                       6

            Notes to Consolidated Financial
            Statements                                       7-10


   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                      10-13

   ITEM 3.  Quantitative and Qualitative Disclosure
            About Market Risk                                  14

PART II.  OTHER INFORMATION

   ITEM 4.  Submission of Matters to Vote of
            Security Holders                                   14

   ITEM 6.  Exhibits and Reports on Form 8-K                   15

            Signatures                                         15
                               -2-




PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        BARNES GROUP INC.
                 CONSOLIDATED STATEMENTS OF INCOME
            Three months ended March 31, 2001 and 2000
          (Dollars in thousands, except per share data)
                           (Unaudited)

                                         2001             2000
                                       --------         --------
Net sales                              $199,250         $173,007

Cost of sales                           132,562          116,318
Selling and administrative expenses      52,935           40,933
                                       --------         --------
                                        185,497          157,251
                                       --------         --------
Operating income                         13,753           15,756

Other income                              1,405            1,318

Interest expense                          4,233            2,778
Other expenses                            1,173              673
                                       --------         --------
Income before income taxes                9,752           13,623

Income taxes                              2,438            4,223
                                       --------         --------

Net income                             $  7,314         $  9,400
                                       ========         ========
Per common share:
  Net income:
     Basic                             $    .39         $    .51
     Diluted                                .39              .50
  Dividend                                  .20              .19

Average common shares outstanding
     Basic                           18,620,760       18,598,578
     Diluted                         18,937,924       18,753,019

                     See accompanying notes.

                        BARNES GROUP INC.
                   CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)


ASSETS                                  March 31,  December 31,
                                          2001          2000
                                        ---------  ------------
                                       (Unaudited)
Current assets
  Cash and cash equivalents             $ 31,180      $ 23,303

  Accounts receivable, less allowances
   (2001-$2,610; 2000-$2,720)            117,950       107,434

  Inventories
    Finished goods                        51,155        59,665
    Work-in-process                       18,540        13,605
    Raw materials and supplies            12,905        15,244
                                        --------      --------
                                          82,600        88,514
  Deferred income taxes and prepaid
    expenses                              20,812        22,097
                                        --------      --------
    Total current assets                 252,542       241,348

Deferred income taxes                     14,135        15,010

Property, plant and equipment            402,595       400,319

  Less accumulated depreciation          239,852       236,553
                                        --------      --------
                                         162,743       163,766

Goodwill                                 155,673       155,667

Other assets                              53,003        61,150
                                        --------      --------
Total assets                            $638,096      $636,941
                                        ========      ========


                     See accompanying notes.

                        BARNES GROUP INC.
                   CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY      March 31,  December 31,
                                             2001         2000
                                          ---------  ------------
                                         (Unaudited)
Current liabilities
  Notes payable                            $  8,990     $  6,896
  Accounts payable                           63,118       59,767
  Accrued liabilities                        53,388       60,183
                                           --------     --------
  Total current liabilities                 125,496      126,846

Long-term debt                              230,000      230,000
Accrued retirement benefits                  68,326       67,686
Other liabilities                            10,138       11,076

Stockholders' equity
  Common stock-par value $0.01 per share
    Authorized: 60,000,000 shares
    Issued: 22,037,769 shares
      stated at par value                       220          220
  Additional paid-in capital                 51,885       51,845
  Treasury stock at cost,
    2001-3,388,965 shares
    2000-3,430,411 shares                   (69,638)     (69,181)
  Retained earnings                         242,849      239,266
  Accumulated other comprehensive income    (21,180)     (20,817)
                                           --------     --------
Total stockholders' equity                  204,136      201,333
                                           --------     --------
Total liabilities and stockholders'
  equity                                   $638,096     $636,941
                                           ========     ========

                     See accompanying notes.

                        BARNES GROUP INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three months ended March 31, 2001 and 2000
                      (Dollars in thousands)
                           (Unaudited)
                                                 2001     2000
                                                -------  -------
Operating Activities:
  Net income                                    $ 7,314  $ 9,400
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation and amortization               9,615    8,304
      Gain on sale of property,
        plant and equipment                         (82)     (36)
      Changes in assets and liabilities:
        Accounts receivable                     (12,049) (14,950)
        Inventories                               4,957   (2,298)
        Accounts payable                          3,886   (2,076)
        Accrued liabilities                      (8,985)    (600)
        Deferred income taxes                     1,757       58
      Other                                      (3,143)  (2,592)
                                                -------  -------
Net Cash Provided (Used) by Operating Activities  3,270   (4,790)

Investing Activities:
  Proceeds from sale of property, plant
    and equipment                                    66      166
  Capital expenditures                           (5,832)  (6,120)
  Other                                          (1,746)    (382)
                                                -------  -------
Net Cash Used by Investing Activities            (7,512)  (6,336)

Financing Activities:
  Net increase in notes payable                   1,964   21,793
  Proceeds from the issuance of common stock        606      334
  Common stock repurchases                       (1,014)  (6,582)
  Dividends paid                                 (3,730)  (3,534)
  Proceeds from sale of debt swap                13,766       --
                                                -------  -------
Net Cash Provided by Financing Activities        11,592   12,011

Effect of exchange rate changes on cash flows       527     (644)
                                                -------  -------
Increase in cash and cash equivalents             7,877      241

Cash and cash equivalents at beginning of period 23,303   43,632
                                                -------  -------
Cash and cash equivalents at end of period      $31,180  $43,873
                                                =======  =======

                     See accompanying notes.

Notes to Consolidated Financial Statements:

1.   Summary of Significant Accounting Policies
     ------------------------------------------
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, please refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying item.

2.   Accounting Change
     -----------------
     The Company adopted Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001. The standard requires that all derivative instruments be recorded on the balance sheet at fair value. The accounting for changes in the fair value depends on how the derivative is used and designated. In accordance with the transition provisions of FAS 133, the Company recorded a $0.4 million gain which was entirely offset by a loss recorded on the re-measurement of underlying balance sheet items. There was no transition adjustment to other comprehensive income.

     The Company is exposed to fluctuations in interest rates, foreign currency exchange rates and commodity price changes. These financial exposures are monitored and managed by the Company as an integral part of its risk management program. The Company uses financial instruments to mitigate fluctuations in its cost of debt and to hedge its exposure to fluctuations in interest rates and foreign currency exchange rates. The Company does not use derivatives to manage commodity exposures or for speculative or trading purposes.

Notes to Consolidated Financial Statements Continued:

     Interest Rate Exposures: The Company's long-term debt portfolio consists of fixed rate and variable rate instruments and is managed to mitigate fluctuations in interest rates. Interest rate fluctuations result in changes in the market value of the Company's fixed rate debt. As part of managing its debt portfolio, the Company maintains an interest rate exchange agreement to convert a portion of its 9.47% fixed rate Senior Notes to variable rate debt. This interest rate contract is a fair value hedge, which is effective in offsetting fluctuations in the fair value of the hedged portion of the debt instrument. The gains and losses on the interest rate contract are recorded to earnings and are offset by gains and losses recorded on the re-measurement of the underlying debt.

     In March 2001, the Company sold its $70 million cross-currency debt swap. The accumulated adjustment to the carrying value of the debt will be recognized in accordance with terms of the underlying debt.

     Foreign Currency Exposures: The Company has manufacturing, sales and distribution facilities around the world and thus makes investments and conducts business transactions denominated in various currencies. Foreign currency commitment and transaction exposures are managed at the operating units as an integral part of their businesses in accordance with corporate policy that addresses acceptable levels of foreign currency risk. The Company uses foreign currency forward exchange contracts to hedge these risks. These contracts qualify as fair value hedges of unrecognized firm commitments or cash flow hedges of anticipated transactions. The Company does not hedge its foreign currency net investment exposure.

     At March 31, 2001, the fair value of derivatives held by the Company was a net asset of $0.2 million. During the quarter ended March 31, 2001, gains or losses related to the hedge ineffectiveness were immaterial.

Notes to Consolidated Financial Statements Continued:

3.   Comprehensive Income
     --------------------
     Comprehensive income includes all changes in equity during a period except those resulting from the investment by, and distributions to, owners. For the Company, comprehensive income includes net income, foreign currency translation adjustments, and deferred gains and losses related to certain derivative instruments. The resulting gains and losses are reflected in accumulated other comprehensive income within stockholders' equity. The net effect reduced comprehensive income by $0.4 million in the first quarter of 2001 and by $1.1 million in the comparative 2000 period.

4.   Information on Business Segments
     --------------------------------
     The following tables set forth information about the Company's operations by its three reportable business segments:

For the three months ended March 31,     2001             2000
  (Dollars in thousands)               --------         --------

Revenues
     Associated Spring                 $ 75,993         $ 86,313

     Barnes Aerospace                    46,890           29,290

     Barnes Distribution                 79,407           61,087

     Intersegment sales                  (3,040)          (3,683)
                                       --------         --------
Total revenue                          $199,250         $173,007
                                       ========         ========

Operating profit
     Associated Spring                 $  7,168         $ 12,336

     Barnes Aerospace                     3,927            1,109

     Barnes Distribution                  2,951            2,914
                                       --------         --------
Total operating profit                   14,046           16,359

     Interest income                        160              276

     Interest expense                     4,233            2,778

     Other income (expense)                (221)            (234)
                                       --------         --------
Income before income taxes             $  9,752         $ 13,623
                                       ========         ========
                                -9-




Notes to Consolidated Financial Statements Continued:

5.  Stock Plans
    -----------

    Most U.S. salaried and non-union hourly employees are eligible to participate in the Company's Guaranteed Stock Plan (GSP). The GSP provides for the investment of employer and employee contributions in the Company's common stock.
    The Company guarantees a minimum rate of return on certain GSP assets. This guarantee will only become a liability for the Company if, and to the extent that, the value of the related Company stock does not cover the guaranteed asset value on the day an employee withdraws from the plan. At March 31, 2001, the Company's guarantee was $0.7 million based on the Company's March 31, 2001 stock closing price of $19.00 per share. This compares to a guarantee of $0.4 million at December 31, 2000 when the closing price per share was $19.88.



    Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

                      Results of Operations
                      ---------------------
Net sales for the first quarter 2001 were a record $199.3 million, up 15.2% from $173.0 million last year. Net sales growth in the first quarter reflected the Company's recent acquisitions and a sharp increase in sales at Barnes Aerospace, which more than offset a decline in the transportation and electronics related sales at Associated Spring.

First quarter 2001 operating income was $13.8 million compared to $15.8 million in the comparable 2000 period. These results reflect period-over-period sales and earnings growth in the Barnes Aerospace and Barnes Distribution segments and sharply
lower sales and earnings in Associated Spring.   Operating income
margin was 6.9% compared to 9.1% a year ago. Although gross margin improved to 33.5% compared to 32.8% a year ago, it was more than offset by higher selling and administrative expenses as a percentage of sales. This increase in selling and administrative expenses reflects both a strategic investment in sales and marketing for the purpose of stimulating sales growth as well as a shift in the Barnes Group's overall sales mix to Barnes Distribution, reflecting the May 2000 acquisition of Curtis Industries, which maintains a higher level of selling expense than do the manufacturing businesses.

 Management's Discussion and Analysis of Financial Condition and
                Results of Operations Continued:

           Segment Review - Sales and Operating Profit
           -------------------------------------------

Associated Spring's sales for first quarter 2001 were $76.0 million, down 12.0% from $86.3 million a year ago. Sales during the quarter were negatively impacted by the industry-wide slowdown in the domestic transportation sector. In addition the electronics market, which has been a focus for sales growth at Associated Spring, experienced weakness in the first quarter. This was partially offset by continued strong growth of the company's nitrogen gas spring products business. Operating profit for the segment decreased to $7.2 million in the first quarter of 2001 compared to $12.3 million for the same period a year ago, reflecting the sales volume decline and severance costs incurred as a result of cost containment measures undertaken during the most recent quarter.

Barnes Aerospace's first quarter 2001 sales were $46.9 million, up 60.1% from $29.3 million in 2000. Organic sales grew 21.2%, reflecting penetration of new accounts and sales of new products to existing customers, while sales from the Kratz-Wilde/Apex business, acquired in September 2000, totaled $11.4 million in the first quarter of 2001. Orders were $60.2 million for the quarter and order backlog increased to a record $157.1 million from $144.9 million at December 31, 2000. First quarter 2001 operating profit of $3.9 million increased from the $1.1 million profit reported last year, primarily as a result of the higher sales volume, as well as a solid contribution from the Kratz-Wilde/Apex acquisition.

Barnes Distribution's sales in the first three months of 2001 were $79.4 million, up 30.0% from $61.1 million in 2000. This included sales of $21.0 million from Curtis Industries, which Barnes Group acquired in May 2000. Operating profit for the first quarter 2001 was $3.0 million, up from $2.9 million a year ago. Operating profit improved on the higher sales volume and aggressive expense controls, partially offset by lower sales and operating profit from Barnes Distribution's Raymond division.

                   Non-Operating Income/Expense
                   ----------------------------
Higher other income for the first quarter 2001 compared to 2000 resulted from foreign exchange transaction gains of $0.9 million compared to $0.2 million. This increase was partially offset by lower income from the Company's NASCO joint venture.

Management's Discussion and Analysis of Financial Condition and
                Results of Operations Continued:

The increase in other expenses in 2001 compared to 2000 was largely attributable to higher goodwill amortization, a result of two acquisitions made in 2000. Interest expense also increased substantially due to the debt service on acquisition-related debt.


                          Income Taxes
                          ------------
The Company's effective tax rate for first quarter 2001 was 25.0% compared to 31.0% in 2000's first quarter. The lower rate in 2001 is due to a higher percentage of foreign income in jurisdictions with tax rates lower than the U.S. statutory tax rate.

               Net Income and Net Income Per Share
               -----------------------------------
Consolidated net income for the first quarter of 2001 and 2000 was $7.3 million and $9.4 million, respectively. Basic and diluted earnings per share for the first quarter of 2001 were $.39 compared to 2000's basic and diluted earnings per share of $.51 and $.50, respectively. For the purposes of computing diluted earnings per share, the weighted average number of shares outstanding was increased for the potential dilutive effects of stock-based incentive plans.


                       Financial Condition
                       -------------------
                           Cash Flows
                           ----------
Net cash provided by operating activities in the first three months of 2001 was $3.3 million compared to net cash used by operating activities of $4.8 million in 2000's first quarter. In the first quarter of 2001 operating cash flow was positively impacted by improvements in working capital. Management continues to stress the need for more efficient utilization of assets, the impact of which was partially realized in the first quarter with the reduction of inventory and increase in payables.

Net cash used by investing activities in the first quarter of 2001 was $7.5 million compared to $6.3 million in 2000. The overall increase in 2001's investing activities was due in part to a small bolt-on acquisition made in the first quarter, funds for which are included in other investing activities.

Management's Discussion and Analysis of Financial Condition and
                Results of Operations Continued:

Net cash provided by financing activities was $11.6 million in the first three months of 2001 compared to $12.0 million in the comparable period of 2000. In 2001, proceeds from the sale of a cross-currency debt swap combined with cash generated by operating activities were used in part to fund capital expenditures, pay dividends and repurchase the Company's stock. In 2000, higher borrowings were used to finance incremental operating activity requirements, dividends and stock repurchases.


                 Liquidity and Capital Resources
                 -------------------------------
At March 31, 2001, the Company classified as long-term debt $3.1 million of the current portion of its 9.47% long-term notes. The
Company has both the intent and the ability, through its revolving credit agreement, to refinance this amount on a long-term basis.

The Company maintains substantial bank borrowing facilities to supplement internal cash generation. At March 31, 2001, the Company had $150.0 million of borrowing capacity under its long-term revolving credit agreement of which $70.0 million was borrowed.

The Company had $2.5 million in borrowings under uncommitted short-term bank credit lines at March 31, 2001. The interest rate on this borrowing was 6.19%. The Company believes its credit facilities coupled with cash generated from operations are adequate to finance its anticipated future requirements.

                    Forward-Looking Statements
                    --------------------------
The Company cautions readers that certain factors may affect the Company's results for future fiscal periods. These factors involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in any forward-looking statements made on behalf of the Company. For this purpose, any statement other than one of historical fact may be considered a forward-looking statement, as defined in the Public Securities Litigation and Reform Act of 1995. Some factors that could cause actual results to vary materially from those anticipated in forward-looking statements include changes in worldwide economic and political conditions, currency and interest rate fluctuations, regulatory and technological changes, changes in market demand for the types of products and services produced and sold by the Company and the inability to realize projected synergies of acquisitions.

Item 3. Quantitative and Qualitative Disclosure About Market
Risk

At March 31, 2001, the result of a hypothetical 1% increase in the average cost of the Company's variable-rate debt would reduce pretax profit of the Company by $0.8 million on an annual basis. For additional information, please refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


PART II. OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders
          -------------------------------------------------

(a) The Annual Meeting of the Company's stockholders was held on April 12, 2001. Proxies for the meeting were solicited pursuant to Regulation 14 A.

 (c)  (1)   The following directors were elected:

                             Votes in      Votes     For Terms
       Director               Favor       Withheld    Expiring
       --------               -----       --------    --------

       John W. Alden        16,160,101     618,114        2004
       George T. Carpenter  16,171,630     606,585        2004
       Frank E. Grzelecki   16,238,243     539,972        2004


      (2) The stockholders approved the Barnes Group Inc. Performance-Linked Bonus Plan for Selected Executive Officers. The proposal was adopted as 15,348,973 shares voted for, 1,223,190 shares voted against, 206,052 shares abstained and 1,832,111 shares did not vote.

      (3) The stockholders approved the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for 2001. The proposal was adopted as 16,511,716 shares voted for, 175,114 shares voted against and 91,385 shares abstained.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         No reports on Form 8-K , Item 5, Other Events, were filed during the quarter ended March 31, 2001.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Barnes Group Inc.
                                          (Registrant)

Date  May 14, 2001    By  /S/ William C. Denninger
      ------------       -------------------------------------
                         William C. Denninger
                         Senior Vice President, Finance
                         and Chief Financial Officer
                         (the principal financial officer)

Date  May 14, 2001    By  /s/ Francis C. Boyle, Jr.
      ------------       -------------------------------------
                         Francis C. Boyle, Jr.
                         Vice President, Controller
                         (the principal accounting officer)