Form 10-Q
period 2001-06-30
BARNES GROUP INC
filed 2001-08-14
CIK 9984

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM l0-Q

(Mark One)

(X)     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

  For the quarterly period ended June 30, 2001

                                    or

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

               Telephone Number (860) 583-7070

            Number of common shares outstanding at

                    August 6, 2001 - 18,471,340

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
                               -1-

                        BARNES GROUP INC.
                         FORM 10-Q INDEX
          For the Quarterly period ended June 30, 2001

DESCRIPTION                                                 PAGES
-----------                                                 -----

PART I.     FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

            Consolidated Statements of Income
            for the three months ended and six months
            ended June 30, 2001 and 2000                        3

            Condensed Consolidated Balance Sheets as
            of June 30, 2001 and December 31, 2000            4-5

            Consolidated Statements of Cash Flows
            for the six months ended June 30,
            2001 and 2000                                       6

            Notes to Consolidated Financial
            Statements                                       7-11


   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                      11-15

   ITEM 3.  Quantitative and Qualitative Disclosure
            About Market Risk                                  16

PART II.    OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K                   16

            Signatures                                         17
                               -2-

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        BARNES GROUP INC.
                CONSOLIDATED STATEMENTS OF INCOME
          (Dollars in thousands, except per share data)
                           (Unaudited)

                       Three months ended      Six months ended
                            June 30,               June 30,
                      --------------------    -------------------
                         2001       2000        2001       2000
                      --------    --------    --------   --------
Net sales             $199,464    $188,465    $398,714   $361,472

Cost of sales          133,890     122,847     266,452    239,165
Selling and admin-
 istrative expenses     52,134      49,480     105,069     90,413
                      --------    --------    --------   --------
                       186,024     172,327     371,521    329,578
                      --------    --------    --------   --------
Operating income        13,440      16,138      27,193     31,894

Other income             1,336       1,057       2,741      2,376

Interest expense         4,486       3,464       8,719      6,242
Other expenses           1,129         917       2,302      1,591
                      --------    --------    --------   --------
Income before income
 taxes                   9,161      12,814      18,913     26,437

Income taxes             2,290       3,708       4,728      7,931
                      --------    --------    --------   --------
Net income            $  6,871    $  9,106    $ 14,185   $ 18,506
                      ========    ========    ========   ========
Per common share:
 Net income
      Basic           $    .37    $    .49    $    .76   $   1.00
      Diluted              .36         .49         .75        .99
 Dividends                 .20         .20         .40        .39

Average common shares
 outstanding
     Basic          18,508,148  18,454,001  18,564,143 18,526,290
     Diluted        18,913,360  18,640,858  18,925,590 18,701,533


                     See accompanying notes.

                        BARNES GROUP INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)


ASSETS                                   June 30,  December 31,
                                          2001          2000
                                        ---------  ------------
                                       (Unaudited)
Current assets
  Cash and cash equivalents             $ 35,107      $ 23,303

  Accounts receivable, less allowances
   (2001-$2,522; 2000-$2,720)            114,771       107,434

  Inventories
    Finished goods                        48,021        59,665
    Work-in-process                       15,710        13,605
    Raw materials and supplies            16,269        15,244
                                        --------      --------
                                          80,000        88,514
  Deferred income taxes and prepaid
    expenses                              20,942        22,097
                                        --------      --------
    Total current assets                 250,820       241,348

Deferred income taxes                     12,247        15,010

Property, plant and equipment            406,750       400,319

  Less accumulated depreciation          246,504       236,553
                                        --------      --------
                                         160,246       163,766

Goodwill                                 159,026       155,667

Other assets                              56,150        61,150
                                        --------      --------
Total assets                            $638,489      $636,941
                                        ========      ========


                     See accompanying notes.

                        BARNES GROUP INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY       June 30,  December 31,
                                             2001         2000
                                          ---------  ------------
                                         (Unaudited)
Current liabilities
  Notes payable                            $  4,181     $  6,896
  Accounts payable                           66,929       59,767
  Accrued liabilities                        54,817       60,183
                                           --------     --------
  Total current liabilities                 125,927      126,846

Long-term debt                              230,000      230,000
Accrued retirement benefits                  68,119       67,686
Other liabilities                            10,035       11,076

Stockholders' equity
  Common stock-par value $0.01 per share
    Authorized: 60,000,000 shares
    Issued: 22,037,769 shares
      stated at par value                       220          220
  Additional paid-in capital                 53,051       51,845
  Treasury stock at cost,
    2001-3,552,870 shares
    2000-3,430,411 shares                   (73,601)     (69,181)
  Retained earnings                         245,925      239,266
  Accumulated other comprehensive income    (21,187)     (20,817)
                                           --------     --------
Total stockholders' equity                  204,408      201,333
                                           --------     --------
Total liabilities and stockholders'
  equity                                   $638,489     $636,941
                                           ========     ========


                     See accompanying notes.

                        BARNES GROUP INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six months ended June 30, 2001 and 2000
                     (Dollars in thousands)
                           (Unaudited)
                                                  2001    2000
                                                -------  -------
Operating Activities:
  Net income                                    $14,185  $18,506
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation and amortization              19,061   17,231
      (Loss) gain on sale of property,
        plant and equipment                          (2)      26
      Changes in assets and liabilities:
        Accounts receivable                      (9,569) (13,746)
        Inventories                               6,487   (7,135)
        Accounts payable                          7,658   (3,737)
        Accrued liabilities                      (9,165)  (1,101)
        Deferred income taxes                     4,175      541
      Other                                      (6,200)  (5,282)
                                                -------  -------
Net Cash Provided by Operating Activities        26,630    5,303

Investing Activities:
  Proceeds from sale of property, plant
    and equipment                                   132      297
  Capital expenditures                          (11,026) (11,516)
  Business acquisitions                .            (39) (62,580)
  Other                                          (2,362)  (1,010)
                                                -------  -------
Net Cash Used by Investing Activities           (13,295) (74,809)

Financing Activities:
  Net (decrease) increase in notes payable       (2,904)  23,338
  Proceeds from the issuance of long-term debt       --   60,000
  Proceeds from the issuance of common stock      1,113      901
  Common stock repurchases                       (4,870)  (7,136)
  Dividends paid                                 (7,425)  (7,223)
  Proceeds from sale of debt swap                13,766       --
                                                -------  -------
Net Cash (Used) Provided by Financing Activities   (320)  69,880

Effect of exchange rate changes on cash flows    (1,211)  (1,404)
                                                -------  -------
Increase (decrease)in cash and cash equivalents  11,804   (1,030)

Cash and cash equivalents at beginning of period 23,303   43,632
                                                -------  -------
Cash and cash equivalents at end of period      $35,107  $42,602
                                                =======  =======

                     See accompanying notes.

Notes to Consolidated Financial Statements:

1.  Summary of Significant Accounting Policies
    ------------------------------------------
    The accompanying unaudited condensed consolidated balance sheet and consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The December 31, 2000 balance sheet was derived from audited financial statements. The financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, please refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

    The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying instrument.

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

    The Company is exposed to fluctuations in interest rates, foreign currency exchange rates and commodity price changes. These financial exposures are monitored and managed by the Company as an integral part of its risk management program. The Company uses financial instruments to mitigating fluctuations in its cost of debt and to hedge its exposure to fluctuations in interest rates and foreign currency exchange rates. The Company does not use derivatives to manage commodity exposures or for speculative or trading purposes.
                               -7-

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

    Foreign Currency Exposures: The Company has manufacturing, sales and distribution facilities around the world and thus makes investments and conducts business transactions denominated in various currencies. Foreign currency commitment and transaction exposures are managed at the operating units as an integral part of their businesses in accordance with corporate policy that addresses acceptable levels of foreign currency risk. The Company uses foreign currency forward exchange contracts to hedge certain of these risks. These contracts qualify as fair value hedges of unrecognized firm commitments or cash flow hedges of anticipated transactions. The Company does not hedge its foreign currency net investment exposure.

    At June 30, 2001, the fair value of derivatives held by the Company was a net asset of $0.3 million. During the six months ended June 30, 2001, gains or losses related to hedge ineffectiveness, which amounts were reclassified to stockholders' equity, were immaterial.

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


                Statement of Comprehensive Income
                      (Dollars in thousands)
                           (Unaudited)

                        Three months ended     Six months ended
                              June 30,             June 30,
                        -------------------  -------------------
                          2001      2000       2001      2000
                        --------  --------   --------  --------
 Net income             $  6,871  $  9,106   $ 14,185  $ 18,506
 Unrealized gains on
  hedging activities         260        --        436        --
 Foreign currency
  translation adjustment    (307)    2,590       (806)    1,538
                        --------  --------   --------  --------
 Comprehensive income   $  6,824  $ 11,696   $ 13,815  $ 20,044
                        ========  ========   ========  ========

4.  Stock Plans
    -----------

    Most U.S. salaried and non-union hourly employees are eligible to participate in the Company's 401(K) plan. Effective April 1, 2001, the 401(K) plan, previously called the Barnes Group Inc. Guaranteed Stock Plan (GSP), was amended and renamed the Retirement Savings Plan (RSP). The RSP continues to provide for the investment of employer and employee contributions in the Company's common stock and also provides for employee contributions in other investment alternatives.

    Employee contributions to the RSP for investment in the Company's common stock after March 31, 2001 are no longer guaranteed a minimum rate of return. However, the Company continues to guarantee a minimum rate of return on certain pre-April 1, 2001 assets of the plan. This guarantee will only become a liability for the Company if,

Notes to Consolidated Financial Statements Continued:

    and to the extent that, the value of the related Company stock does not cover the guaranteed asset value when an employee withdraws from the plan. At June 30, 2001, the value of the Company's guarantee on these assets was immaterial.

5.  Information on Business Segments
    --------------------------------
    The following tables set forth information about the Company's operations by its three reportable business segments:

                       Three months ended      Six months ended
                             June 30,              June 30,
                       -------------------   -------------------
                         2001        2000       2001      2000
                       --------   --------   ---------  --------
                               (Dollars in thousands)
                                      (Unaudited)
Revenues:

  Associated Spring    $ 74,759   $ 86,152    $150,752  $172,465

  Barnes Aerospace       50,174     30,387      97,064    59,677

  Barnes Distribution    77,001     75,366     156,408   136,453

  Intersegment sales     (2,470)    (3,440)     (5,510)   (7,123)
                       --------   --------    --------  --------

Total revenues         $199,464   $188,465    $398,714  $361,472
                       ========   ========    ========  ========

Operating profit:

  Associated Spring    $  8,171   $ 12,508    $ 15,339  $ 24,844

  Barnes Aerospace        3,939      1,899       7,866     3,008

  Barnes Distribution     1,868      2,344       4,819     5,258
                       --------   --------    --------  --------
Total operating profit   13,978     16,751      28,024    33,110

  Interest income           283        273         443       549

  Interest expense       (4,486)    (3,464)     (8,719)   (6,242)

  Other expense            (614)      (746)       (835)     (980)
                       --------   --------    --------  --------
Income before income
  taxes                $  9,161   $ 12,814    $ 18,913  $ 26,437
                       ========   ========    ========  ========

Notes to Consolidated Financial Statements Continued:

6.  New Accounting Standards
     ------------------------
    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and
    Other Intangible Assets". SFAS 141 requires companies to account for acquisitions entered into after June 30, 2001 using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be recorded separately from goodwill. SFAS 142 sets forth the accounting for goodwill and other intangible assets related to business combinations. Goodwill and other intangible assets with indefinite lives will no longer be amortized and instead will be evaluated annually for impairment by comparing the fair value at the reporting unit level to its carrying value. Intangible assets with definitive lives will be amortized over their useful lives. SFAS 142 is effective January 1, 2002 for the Company.

    Management is in the process of analyzing and assessing the impact of the adoption of these statements. The Company does not expect the adoption of SFAS 141 to have a material effect on its financial position or results of operations. The Company expects that adoption of SFAS 142 will have a favorable impact on net income due to the elimination of goodwill amortization; however, the actual effect on the Company's consolidated results of operations and financial position is not determinable at this time.


Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

                      Results of Operations
                      ---------------------
    Net sales for the second quarter 2001 were the highest quarterly sales ever in the Company's history at $199.5 million, up 5.8% from $188.5 million last year. Net sales growth in the second quarter reflected a sharp rise in sales at Barnes Aerospace and sales from the Company's recent acquisitions. This was partially offset by a decline in the transportation and telecommunications-related sales at Associated Spring and the adverse impact on Barnes Distribution of economic conditions in the manufacturing and heavy industrial sectors.

Management's Discussion and Analysis of Financial Condition and
                   Results of Operations Continued:

    The Company's first half sales were $398.7 million, up 10.3% from $361.5 million in 2000.

    Second quarter operating income was $13.4 million compared to $16.1 million in the corresponding 2000 period. The 2001 year-to-date operating income was $27.2 million compared to $31.9 million in 2000. These results reflect period-over-period sales and earnings growth in the Barnes Aerospace segment, which were more than offset by lower earnings in the Barnes Distribution segment and sharply lower sales and earnings in the Associated Spring segment.

    Operating income margin for the second quarter was 6.7% compared to 8.6% a year ago. This decrease reflects a lower gross margin of 32.9% compared to 34.8% a year ago, primarily due to lower sales volume at Associated Spring. Selling and administrative expenses, while up 5.4% in total, decreased as a percentage of sales. The increase in selling and administrative expenses reflects a continued strategic investment in sales and marketing for the purpose of stimulating sales growth in new businesses and new customers as well as additional selling and administrative expenses related to the added sales from the acquired businesses.

           Segment Review - Sales and Operating Profit
           -------------------------------------------
    Associated Spring sales for the 2001 second quarter and first half were $74.8 million and $150.8 million, down 13.2% and 12.6% from a year ago. Sales in 2001 were negatively impacted by the slowdown in the domestic transportation sector, as well as the global decline in sales of telecommunications products. The second quarter and first half operating profit for the segment also decreased substantially to $8.2 million and $15.3 million, a 34.7% and 38.3% decrease over the comparable 2000 periods. This decrease in operating profits reflects the sales volume decline partly offset by cost reductions.

    Barnes Aerospace second quarter and year-to-date 2001 segment sales were $50.2 million and $97.1 million, up 65.1% and 62.6%, respectively, over the comparable 2000 periods. Organic sales were $38.5 million in the second quarter, up 26.6%, reflecting penetration of new accounts and sales of new products. Sales from the Kratz-Wilde/Apex business, acquired in September 2000, totaled $11.7 million in the second quarter. Orders were $60.5 million for the quarter and order backlog increased to a record $166.9 million from $144.9 million at December 31, 2000.

Management's Discussion and Analysis of Financial Condition and
                Results of Operations Continued:

    Operating profit more than doubled from the comparable 2000 periods as a result of the higher sales volume and the Kratz-Wilde/Apex acquisition, partially offset by higher expenses related to a large number of new product introductions.

    Barnes Distribution second quarter and year-to-date 2001 segment sales were $77.0 million and $156.4 million, an increase of 2.2% and 14.6% over the comparable 2000 periods. Second quarter sales included $21.2 million from Curtis, which was acquired in May 2000, up from $14.8 million in sales in the year-ago period. This increase was offset in part by lower sales at the Raymond division, reflecting the general economic conditions in the manufacturing and heavy industrial sectors. Operating profit for the second quarter and year-to-date periods decreased to $1.9 million and $4.8 million, respectively. Operating profits declined on lower sales from Barnes Distribution's organic businesses, particularly at the Raymond division, partially offset by higher sales volume and cost synergies achieved through the Curtis acquisition.

                  Non-Operating Income/Expense
                  ----------------------------
    Higher other income for the first half of 2001 compared to 2000 resulted from foreign exchange transaction gains of $1.4 million compared to $0.5 million. This increase was partially offset by lower income from the Company's NASCO joint venture.

    The increase in other expenses in the first half of 2001 compared to 2000 was largely attributable to higher goodwill amortization, a result of two acquisitions made in 2000. Interest expense also increased substantially due to the debt service on acquisition-related debt.

                          Income Taxes
                          ------------
    The Company's effective tax rate for first half 2001 was 25.0% compared to 30.0% in 2000. The lower rate in 2001 is due to a higher percentage of foreign income in jurisdictions with tax rates lower than the U.S. statutory tax rate.

Management's Discussion and Analysis of Financial Condition and
                Results of Operations Continued:

               Net Income and Net Income Per Share
               -----------------------------------
    Consolidated net income for the second quarter of 2001 and 2000 was $6.9 million and $9.1 million, respectively. Basic and diluted earnings per share for the second quarter of 2001 were $.37 and $.36, respectively, compared to basic and diluted earnings per share of $.49 for the second quarter, 2000. For the purposes of computing diluted earnings per share, the weighted average number of shares outstanding was increased for the potential dilutive effects of stock-based incentive plans.

                      Financial Condition
                      -------------------
                           Cash Flows
                           ----------
    Net cash provided by operating activities in the first six months of 2001 was $26.6 million, compared to $5.3 million in 2000. In the first half of 2001, the significant increase in operating cash flow was due primarily to the continued improvements in working capital. Management continues its focus on aggressive asset management and was effective in actively reducing overall working capital levels during the first half of 2001.

    Net cash used by investing activities in the first half of 2001 was $13.3 million compared to $74.8 million in 2000. The cash used in 2000 includes $62.6 million for the acquisition of Curtis. In 2001, funds used for a small bolt-on acquisition were offset in large part by a purchase price adjustment received in 2001 on the Kratz-Wilde/Apex acquisition, which was completed in the second half of 2000.

    Net cash used by financing activities was $0.3 million in the first six months of 2001, compared to net cash provided by financing activities of $69.9 million in the comparable period of 2000. Cash generated from the sale of a cross-currency debt swap is included in 2001. The proceeds from this sale, combined with very strong operating cash flow, were used in part to fund capital expenditures, pay dividends, repurchase the Company's stock and reduce debt. In 2000, the increase in borrowings reflected the issuance of additional long-term debt to fund the acquisition of Curtis as well as cash needed to supplement cash generated by operating activities to finance capital expenditures, dividends and stock repurchases.

Management's Discussion and Analysis of Financial Condition and
                Results of Operations Continued:

                 Liquidity and Capital Resources
                 -------------------------------
    At June 30, 2001, the Company classified as long-term debt $3.1 million of the current portion of its 9.47% long-term notes. The Company has both the intent and the ability, through its revolving credit agreement, to refinance this amount on a long-term basis.

    The Company maintains substantial bank borrowing facilities to supplement internal cash generation. At June 30, 2001, the Company had $150.0 million of borrowing capacity under its long-term revolving credit agreement of which $65.0 million was borrowed.

    The Company had $4.0 million in borrowings under uncommitted short-term bank credit lines at June 30, 2001. The interest rate on these borrowings averaged 4.76%. The Company believes its credit facilities coupled with cash generated from operations are adequate to finance its anticipated future requirements.

    On June 19, 2001, Associated Spring - Asia PTE.LTD a wholly-owned subsidiary of the Company, entered into an agreement with The Development Bank of Singapore Limited, to make available to Associated Spring - Asia PTE. LTD a term loan facility of up to Yen 3.3 billion. The amount was subsequently reduced to Yen 3.0 billion. The Company guarantees amounts due under the agreement. As of June 30, 2001, there were no borrowings under this agreement.

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

Item 3. Quantitative and Qualitative Disclosure About Market
        Risk

    At June 30, 2001, the result of a hypothetical 1% increase in the average cost of the Company's variable-rate debt would reduce pretax profit of the Company by $0.8 million on an annual basis. For additional information, please refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
 (a)     Exhibits

         Exhibit 10.1  Term loan facility agreement between
         Associated Spring - Asia PTE. LTD and The Development
         Bank of Singapore Limited, dated June 19, 2001.

         Exhibit 10.2 Guarantee of term loan facility agreement, between Barnes Group Inc. and The Development Bank of
         Singapore Limited, dated June 19, 2001.

         Exhibit 10.3  Currency swap and interest rate hedging
         master agreement between Associated Spring - Asia PTE.
         LTD and The Development Bank of Singapore Limited, dated
         June 19, 2001.

         Exhibit 10.4  Guarantee of currency swap and interest
         rate hedging agreement between Barnes Group Inc. and The
         Development Bank of Singapore Limited, dated June 19,
         2001.


 (b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Barnes Group Inc.
                                          (Registrant)

Date  August 14, 2001    By  /S/ William C. Denninger
      ---------------    -------------------------------------
                         William C. Denninger
                         Senior Vice President, Finance
                         and Chief Financial Officer
                         (the principal financial officer)

Date  August 14, 2001    By  /s/ Francis C. Boyle, Jr.
      ---------------    -------------------------------------
                         Francis C. Boyle, Jr.
                         Vice President, Controller
                         (the principal accounting officer)