Form 10-Q
period 2001-09-30
BARNES GROUP INC
filed 2001-11-14
CIK 9984

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM l0-Q

(Mark One)

(X)     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

  For the quarterly period ended September 30, 2001

                                    or

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

         123 Main Street, Bristol, Connecticut 06010

               Telephone Number (860) 583-7070

            Number of common shares outstanding at

                    November 12, 2001  18,411,213

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---
                               -1-

                        BARNES GROUP INC.
                         FORM 10-Q INDEX
          For the Quarterly Period ended September 30, 2001

DESCRIPTION                                                 PAGES
-----------                                                 -----

PART I.     FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

            Consolidated Statements of Income
            for the three months ended and nine months
            ended September 30, 2001 and 2000                   3

            Condensed Consolidated Balance Sheets as
            of September 30, 2001 and December 31, 2000       4-5

            Consolidated Statements of Cash Flows
            for the nine months ended September 30,
            2001 and 2000                                       6

            Notes to Consolidated Financial
            Statements                                       7-11


   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                      12-16

   ITEM 3.  Quantitative and Qualitative Disclosure
            About Market Risk                                  16

PART II.    OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K                   17

            Signatures                                         17
                               -2-

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         BARNES GROUP INC.
                CONSOLIDATED STATEMENTS OF INCOME
           (Dollars in thousands, except per share data)
                           (Unaudited)

                        Three months ended     Nine months ended
                             September 30,        September 30,
                        --------------------  -------------------
                          2001       2000       2001       2000
                        --------   --------   --------   --------
Net sales               $186,500   $190,570   $585,214   $552,041

Cost of sales            125,178    123,550    391,630    362,715
Selling and admin-
 istrative expenses       49,702     50,058    154,771    140,471
                        --------   --------   --------   --------
                         174,880    173,608    546,401    503,186
                        --------   --------   --------   --------
Operating income          11,620     16,962     38,813     48,855

Other income                 958        973      3,699      3,350

Interest expense           3,848      4,008     12,567     10,250
Other expenses             1,127      1,151      3,429      2,742
                        --------   --------   --------   --------
Income before income
 taxes                     7,603     12,776     26,516     39,213

Income taxes               1,901      3,441      6,629     11,372
                        --------   --------   --------   --------
Net income              $  5,702   $  9,335   $ 19,887   $ 27,841
                        ========   ========   ========   ========
Per common share:
 Net income
      Basic             $    .31   $    .50   $   1.07   $   1.50
      Diluted                .30        .49       1.05       1.48
 Dividends                   .20        .20        .60        .59

Average common shares
 outstanding
     Basic            18,481,546 18,601,009 18,536,308 18,551,378
     Diluted          18,998,071 18,870,208 18,949,447 18,759,413


                     See accompanying notes.

                        BARNES GROUP INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)


ASSETS                                September 30,  December 31,
                                          2001          2000
                                        ---------  ------------
                                       (Unaudited)
Current assets
  Cash and cash equivalents             $ 37,934      $ 23,303

  Accounts receivable, less allowances
   (2001-$3,246; 2000-$2,720)            115,839       107,434

  Inventories
    Finished goods                        48,877        59,665
    Work-in-process                       15,909        13,605
    Raw materials and supplies            16,661        15,244
                                        --------      --------
                                          81,447        88,514
  Deferred income taxes and prepaid
    expenses                              25,939        22,097
                                        --------      --------
    Total current assets                 261,159       241,348

Deferred income taxes                      7,635        15,010

Property, plant and equipment            407,562       400,319

  Less accumulated depreciation          252,042       236,553
                                        --------      --------
                                         155,520       163,766

Goodwill                                 161,877       155,667

Other assets                              62,379        61,150
                                        --------      --------
Total assets                            $648,570      $636,941
                                        ========      ========


                     See accompanying notes.

                       BARNES GROUP INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY   September 30, December 31,
                                             2001         2000
                                          ---------  ------------
                                         (Unaudited)
Current liabilities
  Notes payable                            $  5,082     $  6,896
  Accounts payable                           70,581       59,767
  Accrued liabilities                        61,313       60,183
  Current portion long-term debt              1,459           --
                                           --------     --------
  Total current liabilities                 138,435      126,846

Long-term debt                              232,021      230,000
Accrued retirement benefits                  67,253       67,686
Other liabilities                            10,329       11,076

Stockholders' equity
  Common stock-par value $0.01 per share
    Authorized: 60,000,000 shares
    Issued: 22,037,769 shares
      stated at par value                       220          220
  Additional paid-in capital                 54,680       51,845
  Treasury stock at cost,
    2001-3,625,512 shares
    2000-3,430,411 shares                   (76,724)     (69,181)
  Retained earnings                         247,868      239,266
  Accumulated other comprehensive income    (25,512)     (20,817)
                                           --------     --------
Total stockholders' equity                  200,532      201,333
                                           --------     --------
Total liabilities and stockholders'
  equity                                   $648,570     $636,941
                                           ========     ========


                     See accompanying notes.

                      BARNES GROUP INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
        Nine months ended September 30, 2001 and 2000
                   (Dollars in thousands)
                        (Unaudited)
                                                  2001     2000
                                                -------  -------
Operating Activities:
  Net income                                    $19,887  $27,841
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation and amortization              28,067   26,196
       Loss (gain) on sale of property,
        plant and equipment                         100   (2,255)
      Changes in assets and liabilities:
        Accounts receivable                     (10,689) (13,920)
        Inventories                                 299   (4,704)
        Accounts payable                         11,385   (7,672)
        Accrued liabilities                      (2,642)   6,228
        Deferred income taxes                     9,160    1,248
      Other                                     (13,751) (10,540)
                                                -------  -------
Net Cash Provided by Operating Activities        41,816   22,422

Investing Activities:
  Proceeds from sale of property, plant
    and equipment                                   378    2,736
  Capital expenditures                          (15,981) (19,800)
  Business acquisitions                             (43)(104,655)
  Other                                          (3,987)  (1,767)
                                                -------  -------
Net Cash Used by Investing Activities           (19,633)(123,486)

Financing Activities:
  Net (decrease) increase in notes payable       (2,002)  29,165
  Payments on long-term debt                    (25,000)      --
  Proceeds from the issuance of long-term debt   24,900   90,000
  Proceeds from the issuance of common stock      2,322    3,645
  Common stock repurchases                       (8,214)  (8,073)
  Dividends paid                                (11,128) (10,952)
  Proceeds from sale of debt swap                13,766       --
                                                -------  -------
Net Cash (Used) Provided by Financing Activities (5,356) 103,785

Effect of exchange rate changes on cash flows    (2,196)  (1,545)
                                                -------  -------
Increase in cash and cash equivalents            14,631    1,176

Cash and cash equivalents at beginning of period 23,303   43,632
                                                -------  -------
Cash and cash equivalents at end of period      $37,934  $44,808
                                                =======  =======

                     See accompanying notes.

Notes to Consolidated Financial Statements:

1.   Summary of Significant Accounting Policies
     ------------------------------------------
     The accompanying unaudited condensed consolidated balance sheet and consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The December 31, 2000 balance sheet was derived from audited financial statements. The financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, please refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying instrument.

2.   Accounting Change
     -----------------
     The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001. The standard requires that all derivative instruments be recorded on the balance sheet at fair value. The accounting for changes in the fair value depends on how the derivative is used and designated. In accordance with the transition provisions of SFAS 133, the Company recorded a $0.4 million gain on January 1, 2001, which was entirely offset by a loss recorded on the re-measurement of underlying balance sheet items. There was no transition adjustment to other comprehensive income.

     The Company is exposed to fluctuations in interest rates, foreign currency exchange rates and commodity price changes. These financial exposures are monitored and managed by the Company as an integral part of its risk management program. The Company uses financial instruments to reduce its cost of debt and to hedge its exposure to fluctuations in interest rates and foreign currency exchange rates. The Company does not use derivatives to manage commodity exposures or for speculative or trading purposes.

Notes to Consolidated Financial Statements Continued:

     Interest Rate Exposures: The Company's long-term debt portfolio consists of fixed rate and variable rate instruments and is managed to reduce the overall cost of borrowing and mitigate fluctuations in interest rates. Interest rate fluctuations result in changes in the market value of the Company's fixed rate debt. As part of managing its debt portfolio, in July 2001, the Company entered into an interest rate exchange agreement to convert its 9.34% fixed rate Notes to variable rate debt. This interest rate contract is a fair value hedge, which is effective in offsetting fluctuations in the fair value of the debt instrument. The gains and losses on the interest rate contract are recorded to earnings and are offset by gains and losses recorded on the re-measurement of the underlying debt.

     In March 2001, the Company sold its $70 million cross-currency debt swap. The accumulated adjustment to the carrying value of the debt is being amortized in accordance with terms of the underlying debt.

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

     At September 30, 2001, the fair value of derivatives held by the Company was a net asset of $2.4 million. During the nine months ended September 30, 2001, gains or losses related to hedge ineffectiveness were immaterial.

3.   Comprehensive Income
     --------------------
     Comprehensive income includes all changes in equity during a period except those resulting from the investment by and distributions to stockholders. For the Company, comprehensive income includes net income, foreign currency translation adjustments, and deferred gains and losses related to certain derivative instruments. The resulting gains and losses are reflected in accumulated other comprehensive income within stockholders' equity.

Notes to Consolidated Financial Statements Continued:

                Statement of Comprehensive Income
                      (Dollars in thousands)
                            (Unaudited)

                        Three months ended    Nine months ended
                            September 30,        September 30,
                        -------------------  -------------------
                          2001      2000       2001      2000
                        --------  --------   --------  --------
 Net income             $  5,702  $  9,335   $ 19,887  $ 27,841
 Unrealized losses
  on hedging activities   (1,493)       --     (1,057)       --
 Foreign currency
  translation adjustment  (2,832)    3,540     (3,638)    5,078
                        --------  --------   --------  --------
 Comprehensive income   $  1,377  $ 12,875   $ 15,192  $ 32,919
                        ========  ========   ========  ========

4.   Debt and Commitments
     ---------------------
     On July 2, 2001, the Company borrowed Yen 3.0 billion, under its term loan facility with The Development Bank of Singapore Limited. The term loan is payable in semi-annual installments of Yen 87.3 million beginning December 1, 2001 with a balloon payment of Yen 2,214.3 million due June 30, 2006. The borrowing has a stated interest rate of 2.15%. In connection with the Yen borrowing, the Company entered into a series of forward currency exchange contracts, a form of derivative, that effectively convert the Yen principal payments to Singapore Dollar payments. The cost of the forward contracts is included in interest expense using the effective interest rate method. Accordingly, the effective interest rate of the borrowing is 5.5%. Proceeds from this borrowing were used, in part, to repay borrowings under the Company's revolving credit agreement.

5.   Stock Plans
     -----------
     Most U.S. salaried and non-union hourly employees are eligible to participate in the Company's 401(K) plan. Effective April 1, 2001, the 401(K) plan, previously called the Barnes Group Inc. Guaranteed Stock Plan (GSP), was amended and renamed the Retirement Savings Plan (RSP). The RSP continues to provide for the investment of employer and employee contributions in the Company's common stock and also provides other investment alternatives for employee contributions.

     Employee contributions to the RSP for investment in the Company's common stock after March 31, 2001 are no longer guaranteed a minimum rate of return. However, the Company continues to guarantee a minimum rate of return on certain

Notes to Consolidated Financial Statements Continued:

     pre-April 1, 2001 assets of the plan. This guarantee will become a liability for the Company only if, and to the extent that, the value of the related Company stock does not cover the guaranteed asset value when an employee withdraws from the plan. At September 30, 2001, the Company's guarantee was $0.2 million based on the Company's September 28, 2001 closing stock price of $21.30 per share.

6.   Information on Business Segments
     --------------------------------
     The following tables set forth information about the Company's operations by its three reportable business segments:

                       Three months ended     Nine months ended
                          September 30,         September 30,
                       -------------------   -------------------
                         2001       2000        2001      2000
                       --------   --------   ---------  --------
                                (Dollars in thousands)
                                      (Unaudited)
Revenues:

  Associated Spring    $ 65,164   $ 79,891    $215,916  $252,356

  Barnes Aerospace       50,455     34,719     147,519    94,396

  Barnes Distribution    72,979     79,162     229,387   215,615

  Intersegment sales     (2,098)    (3,202)     (7,608)  (10,326)
                       --------   --------    --------  --------

Total revenues         $186,500   $190,570    $585,214  $552,041
                       ========   ========    ========  ========

Operating profit:

  Associated Spring    $  5,219   $ 11,550    $ 20,558  $ 36,394

  Barnes Aerospace        5,006      3,183      12,872     6,191

  Barnes Distribution     1,468      2,742       6,287     8,000
                       --------   --------    --------  --------
Total operating profit   11,693     17,475      39,717    50,585

  Interest income           222        258         665       807

  Interest expense       (3,848)    (4,008)    (12,567)  (10,250)

  Other expense            (464)      (949)     (1,299)   (1,929)
                       --------   --------    --------  --------
Income before income
  taxes                $  7,603   $ 12,776    $ 26,516  $ 39,213
                       ========   ========    ========  ========

Notes to Consolidated Financial Statements Continued:


7.   New Accounting Standards
     ------------------------
     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires companies to account for acquisitions entered into after June 30, 2001 using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be recorded separately from goodwill. SFAS 142 sets forth the accounting for goodwill and other intangible assets related to business combinations. Goodwill and other intangible assets with indefinite lives will no longer be amortized and instead will be evaluated annually for impairment by comparing the carrying value to the fair value at the reporting unit level. Intangible assets with definitive lives will be amortized over their useful lives. SFAS 142 is effective January 1, 2002 for the Company.

     Management is in the process of analyzing and assessing the impact of the adoption of these statements. The Company expects that adoption of SFAS 142 will have a favorable impact on net income due to the elimination of goodwill amortization; however, the actual effect on the Company's consolidated results of operations and financial position is not determinable at this time.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which will be effective January 1, 2002 for the Company. The Company is currently reviewing the provisions of SFAS No. 144 to determine the standard's impact upon adoption.

8.   Subsequent events
     -----------------
     On November 5, 2001, the Company announced that it had acquired certain assets of Forward Industries, LLC. Forward Industries designs and manufactures nitrogen gas springs that are used in the appliance, automotive, heating and cooling, and electrical industries. The purchase price was approximately $2.5 million. This bolt-on acquisition will be integrated with the Company's existing nitrogen gas spring business.

Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

                      Results of Operations
                      ---------------------
     Net sales for the third quarter 2001 were $186.5 million, down two percent from $190.6 million in 2000. The decline in the third quarter net sales reflected the impact of weak economic conditions on Associated Spring and Barnes Distribution, which was largely offset by the strong sales growth at Barnes Aerospace.

     The Company's first nine months sales were $585.2 million, up 6.0% from $552.0 million in 2000. Net sales growth in the year-to-date period reflected the sharp rise in sales at Barnes Aerospace and sales from the Company's recent acquisitions. This was partially offset by a decline in the transportation and telecommunications related sales at Associated Spring and the adverse impact on Barnes Distribution of economic conditions in the manufacturing and heavy industrial sectors.

     Third quarter operating income was $11.6 million, compared with $17.0 million in the corresponding 2000 period. The 2001 year-to-date operating income was $38.8 million, compared with $48.9 million in 2000. These results reflect lower earnings in the Barnes Distribution segment and sharply lower sales and earnings in the Associated Spring segment, partially offset by period-over-period sales and earnings growth in the Barnes Aerospace segment.

     Operating income margin for the third quarter was 6.2% compared to 8.9% a year ago. This decrease reflects a lower gross margin of 32.9% compared with 35.2% a year ago, primarily due to the shift in the overall sales mix away from the higher gross margin Barnes Distribution business as well as the impact of lower sales volume on Associated Spring's gross margin. Total selling and administrative expenses for the quarter were relatively consistent with the prior year in total and as a percentage of sales. The selling expense component increased as a percentage of sales reflecting a continued strategic investment in sales and marketing for the purpose of stimulating sales growth in new businesses and new customers. The administrative expense component decreased in total reflecting consolidation-driven cost synergies realized at Barnes Distribution as well as cost reductions at Associated Spring. These cost reductions were offset in part by additional costs at Barnes Aerospace. Also included in the 2000 third quarter was a gain of $2.2 million related to the sale of a corporate asset and $1.7 million of one-time consolidation costs in Barnes Distribution.

        Management's Discussion and Analysis of Financial
          Condition and Results of Operations Continued:

     While the tragic events of September 11 have created a roadblock for the stalled domestic economy, management believes that the cost reduction and other actions that Associated Spring and Barnes Distribution have executed over the past year will enable them to effectively manage through the current economic conditions. In addition, Barnes Aerospace is taking the appropriate actions necessary to address near-term disruptions in the commercial aircraft market.

           Segment Review - Sales and Operating Profit
           -------------------------------------------
     Associated Spring sales for the 2001 third quarter and year-to-date were $65.2 million and $215.9 million, respectively, down 18.4% and 14.4% from the comparable 2000 periods. Sales at Associated Spring continue to be impacted by lower production rates in the domestic transportation market and slow sales of telecommunications and electronics products. The segment's third quarter and year-to-date 2001 operating profit also decreased substantially to $5.2 million and $20.6 million, respectively, a 54.8% and 43.5% decrease from the comparable 2000 periods. This decrease in operating profits reflects the sales volume decline partly offset by reductions in operating costs.

     Barnes Aerospace reached record sales and operating profits in the 2001 third quarter. Net sales for the third quarter and year-to-date 2001 were $50.5 million and $147.5 million, respectively, up 45.3% and 56.3%, from the comparable 2000 periods. Organic sales were $38.4 million in the third quarter, up 20.9%, reflecting new customer development and increased sales to existing customers. Sales from the Kratz-Wilde/Apex business totaled $12.1 million in the third quarter, up from $3.0 million a year ago, following the acquisition of this business in September 2000. Orders were $52.6 million for the third quarter and order backlog increased to a record $168.5 million from $144.9 million at December 31, 2000. Segment operating profit of $5.0 million for the 2001 third quarter increased 57.3% from last year while year-to-date operating profit of $12.9 million more than doubled from the comparable 2000 period. Operating profit increased as a result of the higher sales volume and the Kratz-Wilde/Apex acquisition, partially offset by higher engineering and R&D expenses related to a large number of new products put into production during the third quarter.

     Barnes Distribution third quarter 2001 segment sales were $73.0 million, down 7.8% from the third quarter of 2000, as the distribution business continues to be negatively impacted by the recession in the manufacturing and industrial sectors. For the year-to-date period, segment sales were $229.4 million, an increase of 6.4% from the

        Management's Discussion and Analysis of Financial
          Condition and Results of Operations Continued:

     2000 period. The year-to-date increase reflects incremental sales from the May 2000 Curtis acquisition. Operating profit for the third quarter and year-to-date periods decreased to $1.5 million and $6.3 million, respectively. Operating profits declined as a result of the lower sales from Barnes Distribution's organic businesses, particularly at the Raymond division, partially offset by cost synergies achieved through the Curtis acquisition.

                   Non-Operating Income/Expense
                   ----------------------------
     Higher other income for the first nine months of 2001 compared to 2000 resulted from incremental foreign exchange transaction gains of $1.4 million. This increase was partially offset by lower income from the Company's NASCO joint venture.

     The increase in other expenses in the first nine months of 2001 compared to 2000 was largely attributable to higher goodwill amortization, a result of the two acquisitions made in 2000. Interest expense for the year-to-date period also increased substantially due to the debt service on acquisition-related debt. Interest expense in the third quarter was down slightly from the prior year as a result of lower average interest rates and lower borrowings.

                           Income Taxes
                           ------------
     The Company's effective tax rate for first nine months of 2001 was 25.0% compared to 29.0% in 2000. The lower rate in 2001 is primarily due to a higher percentage of foreign income in jurisdictions with tax rates lower than the U.S. statutory tax rate.

               Net Income and Net Income Per Share
               -----------------------------------
     Consolidated net income for the third quarter of 2001 and 2000 was $5.7 million and $9.3 million, respectively. Basic and diluted earnings per share for the third quarter of 2001 were $.31 and $.30, respectively, compared with basic and diluted earnings per share of $.50 and $.49, respectively, for the third quarter 2000. For the purposes of computing diluted earnings per share, the weighted average number of shares outstanding was increased for the potential dilutive effects of stock-based incentive plans.

        Management's Discussion and Analysis of Financial
          Condition and Results of Operations Continued:

                       Financial Condition
                       -------------------
                           Cash Flows
                           ----------
     Operating activities are the principal source of cash flow for the Company, generating $41.8 million in the first nine months of 2001, compared with $22.4 million in 2000. The significant increase in operating cash flow was due primarily to continued improvements in working capital. Management continues to stress the need for aggressive asset management and was effective in actively reducing overall working capital levels during the first nine months of 2001.

     Investing activities used $19.6 million in the first nine months of 2001, compared with $123.5 million for the comparable period in 2000. The cash used in 2000 includes $104.7 million for the acquisitions of Curtis and Kratz-Wilde/Apex. In 2001, funds used for a small bolt-on acquisition were offset in large part by a purchase price adjustment received in 2001 on the Kratz-Wilde/Apex acquisition. Capital expenditures were reduced in 2001 in response to the economic downturn.

     Net cash used by financing activities was $5.4 million in the first nine months of 2001, compared with net cash provided by financing activities of $103.8 million in the comparable period of 2000. Cash generated from the sale of a cross-currency debt swap is included in 2001. The proceeds from this sale, combined with strong operating cash flow, were used in part to fund capital expenditures, pay dividends and repurchase the Company's stock. In 2000, the increase in borrowings reflected the issuance of additional long-term debt to fund the acquisitions of Curtis and Kratz-Wilde/Apex as well as to supplement cash generated by operating activities to finance capital expenditures, dividends and stock repurchases.



                 Liquidity and Capital Resources
                 -------------------------------
     At September 30, 2001, the Company classified as long-term debt $8.0 million of borrowings under lines of credit. The Company has both the intent and the ability, through its revolving credit agreement, to refinance this amount on a long-term basis.

     The Company maintains substantial bank borrowing facilities to supplement internal cash generation. At September 30, 2001, the Company had $150.0 million of borrowing capacity under its long-term revolving credit agreement of which

        Management's Discussion and Analysis of Financial
          Condition and Results of Operations Continued:

     $35.0 million was borrowed. This borrowing facility expires in December 2002. Management intends to negotiate a new revolving credit agreement in the first quarter of 2002.

     The Company had $12.5 million in borrowings under uncommitted short-term bank credit lines at September 30, 2001. The interest rate on these borrowings averaged 4.01%.
     The Company believes its credit facilities coupled with cash generated from operations are adequate to finance its anticipated future requirements.


                   Forward-Looking Statements
                   --------------------------
     The Company cautions readers that certain factors may affect the Company's results for future fiscal periods. These factors involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in any forward-looking statements made on behalf of the Company. For this purpose, any statement other than one of historical fact may be considered a forward-looking statement, as defined in the Public Securities Litigation and Reform Act of 1995. Some factors that could cause actual results to vary materially from those anticipated in forward-looking statements include changes in worldwide economic and political conditions and the timeliness and effectiveness of the Company's response to such changes, currency and interest rate fluctuations, regulatory and technological changes, changes in market demand for the types of products and services produced and sold by the Company, the Company's success in identifying and attracting customers in new markets, the Company's ability to develop new and enhanced products to meet customers' needs, the Company's ability to integrate newly acquired businesses, and to realize projected synergies of acquisitions on schedule.



Item 3. Quantitative and Qualitative Disclosure About Market
        Risk

     At September 30, 2001, the result of a hypothetical 1% increase in the average cost of the Company's variable rate debt would reduce pretax profit of the Company by $1.1 million on an annual basis. For additional information, please refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
 (a)     Exhibits

         Exhibit 10.1 Barnes Group Inc. Executive Deferred
         Compensation Plan.

 (b) No reports on Form 8-K were filed during the quarter ended September 30, 2001.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Barnes Group Inc.
                                          (Registrant)

Date   November 15, 2001    By  /s/ William C. Denninger
       ----------------- -------------------------------------
                         William C. Denninger
                         Senior Vice President, Finance
                         and Chief Financial Officer
                         (the principal financial officer)

Date   November 15, 2001    By  /s/ Francis C. Boyle, Jr.
       ----------------- -------------------------------------
                         Francis C. Boyle, Jr.
                         Vice President, Controller
                         (the principal accounting officer)