Form 10-K405
period 2001-12-31
BARNES GROUP INC
filed 2002-03-22
CIK 9984

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
             X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            ---            SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---
The aggregate market value of the registrant's voting stock held by non-affiliates amounted to $333,581,909 as of January 31, 2002. The registrant had outstanding 18,464,330 shares of common stock as of January 31, 2002.

                      Documents Incorporated by Reference:

Parts I and II incorporate information by reference from the registrant's 2001 Annual Report to Stockholders. Part III incorporates information by reference from the registrant's Proxy Statement dated March 13, 2002.

                                     PART I

Item 1.           Business.
                  --------

                  The Company is a diversified international manufacturer of precision metal parts and distributor of industrial supplies, serving a wide range of markets and customers. Founded in 1857 and headquartered in Bristol, Connecticut, the Company was organized as a Delaware corporation in 1925. The Company consists of three businesses: Associated Spring, one of the world's largest manufacturer of precision mechanical and nitrogen gas springs; Barnes Aerospace, a manufacturer and repairer of highly engineered assemblies and products for aircraft engines, airframes, and land-based industrial gas turbines; and Barnes Distribution, an international distributor of maintenance, repair and operating supplies. The Company has more than 5,100 employees at over 50 locations worldwide.*

                  Associated Spring. Associated Spring is the largest
                  -----------------
manufacturer of precision springs in North America, and one of the largest precision spring manufacturers in the world. Associated Spring is equipped to produce virtually every type of precision spring, from fine hairsprings for electronics and instruments to large heavy-duty springs for machinery. Nearly all of Associated Spring's products are highly engineered custom solutions with order sizes ranging from just a few units to several million. These products are made of various metals, and are purchased primarily by durable goods manufacturers in industries such as farm equipment, telecommunications, medical devices, home appliances, electronics and transportation. Associated Spring also manufactures nitrogen gas springs and manifold systems used to precisely control stamping presses utilized in metal forming industries.

                  Through Associated Spring's ability to conduct product design and development, physical product and material testing, rapid prototyping and reduction of manufacturing-cycle times, the Company provides complete engineering solutions from concept to manufacturing. Associated Spring's precision mechanical springs are sold in the United States and through the Company's foreign subsidiaries to manufacturers in many industries, chiefly for use as components in their own products. Precision springs are sold primarily through Associated Spring's sales employees.

                 Associated Spring has a global and diverse customer base, including manufacturers of industrial and textile machinery, motors, generators, electronic equipment, aircraft, household appliances and fixtures, hardware, office equipment, agricultural equipment, railroad equipment, general machinery, scientific instruments, light vehicles and heavy trucks.

                  Associated Spring has manufacturing operations in the United States, Brazil, Canada, China, Mexico, Singapore, and Sweden, and has retained a minority interest of 15% in its former subsidiary in Argentina.

___________________________
*As used in this annual report, "Company" refers to the registrant and its consolidated subsidiaries except where the context requires otherwise, and "Associated Spring," "Barnes Aerospace," and "Barnes Distribution" refer to the above-defined businesses, but not to separate corporate entities.

                 Associated Spring owns a 45% interest in a joint venture corporation in the United States with NHK Spring Co., Ltd. of Japan. The joint venture corporation, NHK-Associated Spring Suspension Components Inc. ("NASCO"), manufactures suspension springs at its facility in Bowling Green, Kentucky.

                  Barnes Aerospace. Barnes Aerospace is a worldwide producer of
                  ----------------
precision machined and fabricated components and assemblies for original equipment manufacturer (OEM) turbine engine, airframe and industrial gas turbine builders, and provides jet engine component overhaul and repair services for many of the world's major commercial airlines. Barnes Aerospace products and services, which have earned a reputation for excellence throughout the international aerospace community, are sold primarily through Barnes Aerospace's sales employees.

                  Barnes Aerospace's machining and fabrication operations, with facilities in Connecticut, Arizona, Ohio, Michigan and Utah produce critical engine and airframe parts through processes such as electrical discharge machining, laser drilling, and multi-axis milling and turning and specialize in hot and cold forming of complex parts made from titanium and other aerospace alloys. Additional capabilities include superplastic forming and diffusion bonding, and machining of aluminum and other sheet metal products. Customers include airframe and gas turbine engine manufacturers for commercial and military jets, business jets, and land-based industrial gas turbines.

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

                  Barnes Distribution. Barnes Distribution is an industry leader
                  -------------------
in the distribution of maintenance, repair, and operating (MRO) supplies. Since 1927, it has grown into one of the world's largest value-added MRO distributors and international logistics management service businesses. Barnes Distribution distributes under four product lines: Bowman Distribution, Curtis Industries, Mechanics Choice, and Raymond Distribution.

                 Bowman, Curtis and Mechanics Choice distribute a wide variety of replacement parts and other products, and provide related inventory management and logistics services. These products include fasteners, special purpose hardware, electrical supplies, hydraulics, chemicals and security products. Raymond distributes die and nitrogen gas springs and standard parts such as coil and flat springs, most of which are manufactured by Associated Spring. With the exception of springs from Associated Spring, the products sold by Barnes Distribution are obtained from outside suppliers.

                  Using innovative methods and new technology to solve complex supply problems, Barnes Distribution becomes a critical partner in the operation and profitability of its customers. Barnes Distribution's products are sold in the United States, Canada, Mexico, the United Kingdom, Ireland, France, Asia, and Brazil through a sales force of over 1,000 people, and in many other countries through distributors. Barnes Distribution's customers range from small automobile dealers and repair shops to the largest railroads, utilities, food processors, chemical producers and vehicle fleet operators.

                  Segment Analysis. The analysis of the Company's revenue from
                  ----------------
sales to unaffiliated customers, operating profit and assets by business segment as well as revenues from sales to unaffiliated customers and long-lived assets by geographic area appearing on pages 26 through 27 of the Company's 2001 Annual Report to Stockholders, included as Exhibit 13 to this report, is incorporated by reference.

                  Competition. The Company competes with many other companies,
                  -----------
large and small, engaged in the manufacture and sale of custom metal parts and assemblies (including aerospace components). The Company believes Associated Spring is the largest manufacturer of precision springs in North America and one of the largest in the world. The Company also faces active competition in the products sold by Barnes Distribution. The principal methods of competition for the Company's three businesses include service, quality, price, reliability of supply, technology, innovation, and also, in the case of Associated Spring and Barnes Aerospace, design.

                  Backlog. The backlog of the Company's orders believed to be
                  -------
firm amounted to $198,417,000 at the end of 2001, as compared with $202,667,000 at the end of 2000. Of the 2001 year-end backlog, $158,690,000 is attributable to Barnes Aerospace and all of the balance is attributable to Associated Spring. $36,638,000 of Barnes Aerospace's backlog is not expected to be shipped in 2002. Substantially all of the remainder of the Company's backlog is expected to be shipped during 2002.

                  Raw Materials and Customers. None of the Company's divisions
                  ---------------------------
or segments is dependent upon any single source for its principal raw materials or products for resale, and all such materials and products are readily available. One customer, General Electric Co., accounted for 12.7% of the Company's total sales in 2001. Automotive manufacturers and manufacturers of electronic products are important customers of Associated Spring. Sales by Barnes Aerospace to four manufacturers in the aerospace industry accounted for approximately 64% of its business. Barnes Distribution is not dependent on any one or a few customers for a significant portion of its sales.

                  Research and Development. Although most of the products
                  ------------------------
manufactured by the Company are custom parts made to customers' specifications, the Company is engaged in continuing efforts aimed at discovering and implementing new knowledge that is useful in developing new products or services or significantly improving existing products or services. The Company spent approximately $4,478,000 on its research and development activities in 2001, as compared to expenditures of approximately $4,528,000 in 2000 and $4,272,000 in 1999. There were no significant customer-sponsored research and development activities.

                 Patents and Trademarks. Patents, licenses, franchises and
                 ----------------------
concessions are not material to any of the Company's businesses.

                 Employees.  As of December 31, 2001, the Company employed 5,150
                 ---------
people.

                  Environmental Laws. Compliance with federal, state, and local
                  ------------------
laws which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect and is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of the Company.

Item 2.           Properties.
                  ----------

                  The Company and its operating subsidiaries conduct business at 22 manufacturing plants, and 31 sales and distribution centers at various locations throughout the world. All of the plants, except the one in China, one in Arizona, and one location in Singapore, are owned. In addition, Associated Spring-Asia has a long-term lease on the land but owns the plant in Singapore. Of the properties that are owned, none is subject to any encumbrance. A listing of the principal facility locations of each of the Company's businesses is set forth below.

                                 Property List
                                 -------------

                                                                       L = Lease
                                                                       O = Own

Barnes Group Inc.                                            Barnes Distribution
-----------------                                            -------------------
Headquarters - Bristol, CT (O)                               .  Headquarters - Cleveland, OH (L)
                                                                Headquarters, Raymond Distribution -
                                                                Maumee, OH (L)

Associated Spring
-----------------

..       Headquarters - Farmington, CT (L)                    .  Distribution Operations
                                                                - United States
..       Manufacturing Plants                                                Arlington, TX (L)
        -   United States                                                   Bakersfield, CA (L)
                   Brecksville, OH (O)                                      Buena Park, CA (2-L)
                   Bristol, CT (O)                                          Columbus, OH (L)
                   Corry, PA (O)                                            Edison, NJ (L)
                   Dallas, TX (O)                                           Elizabethtown, KY (O)
                   Milwaukee, WI (O)                                        Las Vegas, NV (L)
                   Saline, MI (O)                                           New Berlin, WI (L)
                   Syracuse, NY (O)                                         Reno, NV (L)
        -   International                                                   Shelbyville, KY (O)
                   Burlington, Ontario, Canada (O)*                         Sparks, NV (O)
                   Campinas, Brazil (O)*                                    Ypsilanti, MI (L)
                   Konigstein, Germany (O)                      - International
                   Mexico City, Mexico (O)                                  Burlington, Ontario, Canada (O)*
                   Republic of Singapore (L-Land,                           Campinas, Brazil (O)*
                                         O-Bldg.)*                          Concord, Ontario, Canada (O)
                   Tianjin, China (L)                                       Corsham, United Kingdom (L)
                   Tranas, Sweden (O)                                       Edmonton, Alberta, Canada (O)
                                                                            Elancourt Cedex, France (L)
..       Sales & Development                                                 Evesham, United Kingdom (L)
                   Boynton Beach, FL (L)                                    Mexico City, Mexico (L)
                   Glen Ellyn, IL (L)                                       Mississauga, Ontario, Canada (L)
                   Plymouth, MI (L)                                         Moncton, New Brunswick, Canada (O)
                                                                            Mullingar, Ireland (L)
..       Distribution                                                        Republic of Singapore (L-Land
                   Frazer, MI (L)                                                                    O-Bldg.)*
                                                                            Trappas Cedex, France (L)
Barnes Aerospace
----------------

..       Headquarters - Windsor, CT (O)

..       Manufacturing Plants
        -   United States
                    East Granby, CT (O)
                    Lansing, MI (O)
                    Phoenix, AZ (L)
                    Ogden, UT (O)
                    West Chester, OH (O)
                    Windsor, CT (2-O)
        -   International
                    Republic of Singapore (L)

..       Sales
                    Derby, United Kingdom (L)                *Shared Facilities

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

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          No matter was submitted during the fourth quarter of 2001 to a vote of security holders.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         ----------------------------------------------------------------
         Matters.
         -------

         The information regarding the Company's common stock contained on pages 21 through 23 of the Company's 2001 Annual Report to Stockholders is incorporated by reference. As of January 31, 2002, the Company's common stock was held by 18,464,330 stockholders of record. The Company's common stock is traded on the New York Stock Exchange under the symbol "B".

Item 6.  Selected Financial Data.
         -----------------------

         The selected financial data for the last five years contained on page 29 of the Company's 2001 Annual Report to Stockholders are incorporated by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

         The financial review and management's analysis thereof appearing on pages 7 through 11 of the Company's 2001 Annual Report to Stockholders are incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
         ---------------------------------------------------------

         The information regarding market risk contained on pages 10 and 11 of the Company's 2001 Annual Report to Stockholders is incorporated by reference.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

         The financial statements and report of independent accountants appearing on pages 12 through 27 of the Company's 2001 Annual Report to Stockholders are incorporated by reference. See also the report of independent accountants included on page 15 below pursuant to Item 302(a) of Regulation S-K. The material under "Quarterly Data" on page 28 of the Company's 2001 Annual Report to Stockholders is also incorporated by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Company.
         -----------------------------------------------

         The material under "Election of Three Directors For A Three-Year Term and one Director for a One-Year Term" on pages 1 through 3, of the Company's Proxy Statement dated March 13, 2002 is incorporated by reference.

         The Company's executive officers as of the date of this report are as follows:

                                                                               Age as of
Executive Officer                      Position                            December 31, 2001
-----------------                      --------                            -----------------

Edmund M. Carpenter       President and Chief Executive Officer                   60
                          (since 1998)

John R. Arrington         Senior Vice President, Human Resources (since           55
                          1998)

Francis C. Boyle, Jr.     Vice President, Controller (since 1997)                 51

Leonard M. Carlucci       Vice President, Barnes Group Inc. (since 1994)          55
                          and President, Associated Spring (since 1999)

Joseph D. DeForte         Vice President, Tax (since 1999)                        59

William C. Denninger      Senior Vice President, Finance and                      51
                          Chief Financial Officer (since 2000)

A. Keith Drewett          Vice President, Barnes Group Inc. and                   55
                          President, Barnes Distribution
                          (since 2000)

Thomas P. Fodell          Vice President, Barnes Group Inc. and                   51
                          Vice President, Sales and Marketing, Associated
                          Spring (since 2000)

Signe S. Gates            Senior Vice President, General Counsel and              52
                          Secretary (since 1999)

Philip A. Goodrich        Senior Vice President, Corporate Development            45
                          (since 2000)

                                                                                     Age as of
Executive Officer                              Position                           December 31, 2001
-----------------                              --------                           -----------------
Gregory F. Milzcik        Vice President, Barnes Group Inc. and President,               42
                          Barnes Aerospace (since 1999)

Lawrence W. O'Brien       Vice President, Treasurer (since 2001)                         52

Idelle K. Wolf            Vice President, Barnes Group Inc. and                          49
                          Chief Operating Officer, Barnes Distribution
                          (since 2000)


         Except for Messrs. Carpenter, Arrington, DeForte, Denninger, Drewett, Goodrich, Milzcik and O'Brien, and Mses. Gates and Wolf, each of the Company's executive officers has been employed by the Company or its subsidiaries in an executive or managerial capacity for at least the past five years. Each officer holds office until his or her successor is chosen and qualified or otherwise as provided in the By-Laws, except Mr. Carpenter who holds office pursuant to an employment agreement with the Company, which is incorporated as Exhibit 10.12 to this report. No family relationships exist among the executive officers of the Company.

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

          Mr. O'Brien joined the Company as Vice President and Treasurer in August 2001. From 1997 to 2001, Mr. O'Brien was Vice President and Treasurer of L-3 Communications Corporation. From 1981 to 1996, Mr. O'Brien worked for Pechiney Corporation including serving as Vice President and Treasurer from 1990 to 1996.

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

Item 11.  Executive Compensation.
          ----------------------

          The information under "Compensation of Directors" appearing on page 4, and the information under "Compensation," "Stock Options," "Pension Plans," "Employment Agreement," and "Change-In-Control Agreements" appearing on pages 10 through 15 of the Company's Proxy Statement dated March 13, 2002, are incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

          The information concerning this item appearing on pages 4 and 5 of the Company's Proxy Statement dated March 13, 2002, is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

          None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
         ----------------------------------------------------------------

         (a) The report of PricewaterhouseCoopers LLP, independent accountants, and the following financial statements and financial statement schedules are filed as part of this report:

                                                                            Reference
                                                                  --------------------------------
                                                                                 Annual Report
                                                                                 --------------
                                                                  Form 10-K      to Stockholders
                                                                  ---------      ---------------
                                                                   (page)            (page)
                                                                   ------            ------
Report of independent accountants                                     15                27

Consolidated balance sheets at December 31, 2001
and 2000                                                                                13

Consolidated statements of income for the years
ended December 31, 2001, 2000, and 1999                                                 12

Consolidated statements of changes in stockholders'
equity for the years ended December 31, 2001,
2000, and 1999                                                                          15

Consolidated statements of cash flows for the years
ended December 31, 2001, 2000, and 1999                                                 14


Notes to consolidated financial statements                                           16-27

Supplementary information                                                               28
     Quarterly data (unaudited)

Consolidated schedule for the years ended December
31, 2001, 2000, and 1999:                                             16
     Schedule II - Valuation and Qualifying Accounts

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

     The consolidated financial statements listed in the above index which are included in the Annual Report to Stockholders of Barnes Group Inc. for the year ended December 31, 2001, are incorporated by reference. With the exception of the pages listed in the above index and in Items 1, 5, 6, 7, 7A, and 8, the 2001 Annual Report to Stockholders is not to be deemed filed as part of this report.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

     (c) The Exhibits required by Item 601 of Regulation S-K are filed as Exhibits to this Annual Report on Form 10-K and indexed at pages 17 through 21 of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Date:  March 22, 2002

                                   BARNES GROUP INC.


                                   By /s/ Edmund M. Carpenter
                                      ---------------------------------
                                          Edmund M. Carpenter
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the above date by the following persons on behalf of the Company in the capacities indicated.

/s/ Edmund M. Carpenter
-------------------------------------------------
Edmund M. Carpenter
President and Chief Executive Officer
(principal executive officer) and Director


/s/ William C. Denninger
-------------------------------------------------
William C. Denninger
Senior Vice President, Finance
Chief Financial Officer
(principal financial officer)


/s/ Francis C. Boyle, Jr.
-------------------------------------------------
Francis C. Boyle, Jr.
Vice President, Controller
(principal accounting officer)


/s/ Thomas O. Barnes
-------------------------------------------------
Thomas O. Barnes
Director

/s/ John W. Alden
-----------------------------------------------------
John W. Alden
Director


/s/ Gary G. Benanav
-----------------------------------------------------
Gary G. Benanav
Director


/s/ William S. Bristow, Jr.
-----------------------------------------------------
William S. Bristow, Jr.
Director


/s/ George T. Carpenter
-----------------------------------------------------
George T. Carpenter
Director


/s/ Donald W. Griffin
-----------------------------------------------------
Donald W. Griffin
Director


/s/ Frank E. Grzelecki
-----------------------------------------------------
Frank E. Grzelecki
Director


/s/ G. Jackson Ratcliffe
-----------------------------------------------------
G. Jackson Ratcliffe
Director

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE





To the Board of Directors
of Barnes Group Inc.


Our audits of the consolidated financial statements referred to in our report dated January 30, 2002 appearing in the 2001 Annual Report to Stockholders of Barnes Group Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Hartford, Connecticut
January 30, 2002

                                BARNES GROUP INC.
                 Schedule II - Valuation and Qualifying Accounts
                  Years Ended December 31, 2001, 2000, and 1999
                                ( In thousands )

Allowances for Doubtful Accounts:

Balance December 31, 1998                                        $     2,413
    Provision charged to income (1)                                    1,343
    Doubtful accounts written off (net)                                 (427)
    Other adjustments                                                     --
                                                                 -----------

Balance December 31, 1999                                              3,329
    Provision charged to income                                          936
    Doubtful accounts written off (net) (2)                           (1,990)
    Other adjustments (3)                                                445
                                                                 -----------

Balance December 31, 2000                                              2,720
    Provision charged to income (4)                                    2,076
    Doubtful accounts written off (net) (4)                           (1,682)
    Other adjustments                                                     --
                                                                 -----------

Balance December 31, 2001                                        $     3,114
                                                                 ===========


(1) The 1999 provision charged to income reflects complications encountered during the implementation of a new integrated management system at Barnes Distribution.

(2) The increase in doubtful accounts written off in 2000 was the result of Barnes Distribution recognizing the write-off of receivables previously reserved and expensed.

(3)  Opening balances of acquired businesses.

(4) The 2001 increase in the provision charged to income and the level of write-off of doubtful accounts reflects the impact the weak economic environment has had on the Company's customers.

                                  EXHIBIT INDEX

                                Barnes Group Inc.

                           Annual Report on Form 10-K
                      for the Year ended December 31, 2001
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

    4.2          (i)  Sixth Amendment to Credit Agreement           Incorporated by reference to Exhibit 4.2 to
                 set forth in Exhibit 4.1 dated as of               the Company's report on Form 10-K for the
                 December 1, 1997.                                  year ended December 31, 1997.

                 (ii) Seventh Amendment to Credit Agreement         Filed with this report.
                 set forth in Exhibit 4.1 dated as of September
                 29, 1999.

                 (iii) Eighth Amendment to Credit Agreement         Filed with this report.
                 set forth in Exhibit 4.1 dated as of
                 October 1, 2001.

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

Exhibit No.                       Description                                        Reference
-----------                       -----------                                        ---------
    4.5          Note Purchase Agreement dated as of                Incorporated by reference to Exhibit 4.9 to
                 December 1, 1995, between the Company and          the Company's report on Form 10-K for the
                 several insurance companies.                       year ended December 31, 1995.

    4.6          Note Agreement dated as of November 12,            Incorporated by reference to Exhibit 4.6 to
                 1999, between 3031786 Nova Scotia Company,         the Company's report on Form 10-K for the
                 a wholly owned subsidiary of the Company,          year ended December 31, 1999.
                 and several insurance companies; and
                 related Guaranty Agreement between the
                 Company and such insurance companies.

    4.7          Note Agreement dated as of November 21,            Incorporated by reference to Exhibit 4.7 to
                 2000, between Barnes Group Inc. and several        the Company's report on Form 10-K for the
                 insurance companies.                               year ended December 31, 2000.

    4.8          Term Loan Facility Agreement between               Incorporated by reference to Exhibit 10.1 to
                 Associated Spring-Asia Pte. Ltd. and The           the Company's report on Form 10-Q for the
                 Development Bank of Singapore Limited,             quarter ended June 30, 2001.
                 dated June 19, 2001.

    4.9          Guarantee of Term Loan Facility Agreement,         Incorporated by reference to Exhibit 10.2 to
                 between Barnes Group Inc. and The                  the Company's report on Form 10-Q for the
                 Development Bank of Singapore Limited,             quarter ended June 30, 2001.
                 dated June 19, 2001.

   4.10          Currency Swap and Interest Rate Hedging            Incorporated by reference to Exhibit 10.3 to
                 Master Agreement, between Associated               the Company's report on Form 10-Q for the
                 Spring-Asia Pte. Ltd. and The Development          quarter ended June 30, 2001.
                 Bank of Singapore Limited, dated June 19,
                 2001.

   4.11          Guarantee of Currency Swap and Interest            Incorporated by reference to Exhibit 10.4 to
                 Rate Hedging Master Agreement, between             the Company's report on Form 10-Q for the
                 Barnes Group Inc. and The Development Bank         quarter ended June 30, 2001.
                 of Singapore Limited, dated June 19, 2001.

Exhibit No.                       Description                                        Reference
-----------                       -----------                                        ---------
   10.1*         The Company's Management Incentive                 Incorporated by reference to Exhibit 10.1 to
                 Compensation Plan, as amended and restated         the Company's report on Form 10-K for the
                 January 1, 2000.                                   year ended December 31, 2000.

   10.2*         The Company's Long Term Incentive Plan.            Incorporated by reference to Exhibit 10.2 to
                                                                    the Company's report on Form 10-K for the
                                                                    year ended December 31, 1995.

   10.3*         The Company's Retirement Benefit                   Incorporated by reference to Exhibit 10.3 to
                 Equalization Plan.                                 the Company's report on Form 10-K for the
                                                                    year ended December 31, 1995.

   10.4*         The Company's Supplemental Executive               Incorporated by reference to Exhibit 10.4 to
                 Retirement Plan.                                   the Company's report on Form 10-K for the
                                                                    year ended December 31, 1995.

   10.5*         The Company's 1991 Stock Incentive Plan, as        Incorporated by reference to Exhibit 10.5 to
                 amended and restated May 15, 1998.                 the Company's report on Form 10-K for the
                                                                    year ended December 31, 1998.

   10.6*         The Company's Non-Employee Director                Incorporated by reference to Exhibit 10.7 to
                 Deferred Stock Plan.                               the Company's report on Form 10-K for the
                                                                    year ended December 31, 1994.

   10.7*         The Company's Amended and Restated                 Incorporated by reference to Exhibit 10.8 to
                 Directors' Deferred Compensation Plan.             the Company's report on Form 10-K for the
                                                                    year ended December 31, 1996.

   10.8*         The Company's Senior Executive Enhanced            Incorporated by reference to Exhibit 10.8 to
                 Life Insurance Program, as amended and             the Company's report on Form 10-K for the
                 restated May 16, 1997.                             year ended December 31, 1998.

   10.9*         The Company's Enhanced Life Insurance              Incorporated by reference to Exhibit 10.12
                 Program.                                           to the Company's report on Form 10-K for the
                                                                    year ended December 31, 1993.

Exhibit No.                       Description                                        Reference
-----------                       -----------                                        ---------
  10.10*         The Company's Supplemental Senior Officer          Incorporated by reference to Exhibit 10.13
                 Retirement Plan.                                   to the Company's report on Form 10-K for the
                                                                    year ended December 31, 1996.

  10.11*         The Company's Executive Officer                    Incorporated by reference to Exhibit 10.14
                 Change-In-Control Severance Agreement.             to the Company's report on Form 10-K for the
                                                                    year ended December 31, 1997.

  10.12*         Employment Agreement dated as of December          Incorporated by reference to Exhibit 10.14
                 8, 1998 between the Company and Edmund M.          to the Company's report on Form 10-K for the
                 Carpenter.                                         year ended December 31, 1998.

  10.13*         The Company's Employee Stock and Ownership         Incorporated by reference to Exhibit 10.13
                 Program.                                           to the Company's report on Form 10-K for the
                                                                    year ended December 31, 2000.

  10.14*         Barnes Group Inc. Executive Deferred               Incorporated by reference to Exhibit 10.1 to
                 Compensation Plan.                                 the Company's report on Form 10-Q for the
                                                                    quarter ended September 30, 2001.

  10.15*         Barnes Group Inc. Retirement Savings Plan,         Filed with this report.
                 as amended through January 1, 2002.

    13           Portions of the 2001 Annual Report to              Filed with this report.
                 Stockholders.

    21           List of Subsidiaries.                              Filed with this report.

    23           Consent of Independent Accountants.                Filed with this report.

*Management contract or compensatory plan or arrangement.

                 The Company agrees to furnish to the Commission, upon request, a copy of each instrument with respect to which there are outstanding issues of unregistered long-term debt of the Company and its subsidiaries the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

                 Except for Exhibits 13, 21, and 23, which will be furnished free of charge, copies of exhibits referred to above will be furnished at a cost of twenty-five cents per page to security holders who make a written request to the Secretary, Barnes Group Inc., 123 Main Street, P.O. Box 489, Bristol, Connecticut 06011-0489.