Form 10-Q
period 2002-03-31
BARNES GROUP INC
filed 2002-05-15
CIK 9984

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM l0-Q

(Mark One)

(X)           Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2002

                                    or

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

                     Telephone Number (860) 583-7070

                  Number of common shares outstanding at

                          May 7, 2002 - 18,785,235

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
                                      -1-

                              BARNES GROUP INC.
                               FORM 10-Q INDEX
                For the Quarterly period ended March 31, 2002

DESCRIPTION                                                       PAGES
-----------                                                       -----

PART I.     FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

            Consolidated Statements
            of Income for the three months ended
            March 31, 2002 and 2001                                   3

            Condensed Consolidated Balance Sheets as
            of March 31, 2002 and December 31, 2001                 4-5

            Consolidated Statements of Cash Flows
            for the three months ended March 31,
            2002 and 2001                                             6

            Notes to Condensed Consolidated Financial
            Statements                                             7-11


   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                            11-16

   ITEM 3.  Quantitative and Qualitative Disclosure
            About Market Risk                                        16

PART II.    OTHER INFORMATION

   ITEM 4.  Submission of Matters to Vote of
            Security Holders                                         16

   ITEM 6.  Exhibits and Reports on Form 8-K                         16

            Signatures                                               17

            Exhibit Index                                            17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              BARNES GROUP INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  Three months ended March 31, 2002 and 2001
                (Dollars in thousands, except per share data)
                                 (Unaudited)

                                               2002             2001
                                             --------         --------
Net sales                                    $194,236         $199,250

Cost of sales                                 130,298          132,562
Selling and administrative expenses            52,381           52,935
                                             --------         --------
                                              182,679          185,497
                                             --------         --------
Operating income                               11,557           13,753

Other income                                      427            1,405

Interest expense                                3,390            4,233
Other expenses                                    137            1,173
                                             --------         --------
Income before income taxes                      8,457            9,752

Income taxes                                    1,691            2,438
                                             --------         --------

Net income                                   $  6,766         $  7,314
                                             ========         ========
Per common share:
  Net income:
     Basic                                   $    .37         $    .39
     Diluted                                      .36              .39
  Dividend                                        .20              .20

Average common shares outstanding:
     Basic                                 18,497,371       18,620,760
     Diluted                               19,026,049       18,937,924

                             See accompanying notes.

                              BARNES GROUP INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


ASSETS                                        March 31,  December 31,
                                                2002          2001
                                              ---------  ------------
                                             (Unaudited)
Current assets
  Cash and cash equivalents                   $ 30,669      $ 48,868

  Accounts receivable, less allowances
   (2002-$3,583; 2001-$3,114)                  112,969        94,124

  Inventories
    Finished goods                              51,905        51,840
    Work-in-process                             18,587        15,506
    Raw materials and supplies                  18,920        18,375
                                              --------      --------
                                                89,412        85,721
  Deferred income taxes and prepaid
    expenses                                    28,618        27,822
                                              --------      --------
    Total current assets                       261,668       256,535

Deferred income taxes                            5,290         5,783

Property, plant and equipment                  420,510       406,639

  Less accumulated depreciation                258,337       253,696
                                              --------      --------
                                               162,173       152,943

Goodwill                                       160,162       159,836

Other assets                                    64,944        61,408
                                              --------      --------
Total assets                                  $654,237      $636,505
                                              ========      ========


                             See accompanying notes.

                               BARNES GROUP INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY            March 31,  December 31,
                                                   2002         2001
                                                ---------  ------------
                                               (Unaudited)
Current liabilities
  Notes payable                                  $  8,000     $  5,500
  Accounts payable                                 67,453       71,410
  Accrued liabilities                              61,279       59,118
  Long-term debt - current                         57,583       47,576
                                                 --------     --------
  Total current liabilities                       194,315      183,604

Long-term debt                                    177,890      178,365
Accrued retirement benefits                        67,647       63,610
Other liabilities                                  12,691       12,089

Stockholders' equity
  Common stock-par value $0.01 per share
    Authorized: 60,000,000 shares
    Issued: 22,037,769 shares
      stated at par value                             220          220
  Additional paid-in capital                       54,979       54,874
  Treasury stock at cost,
    2002-3,461,939 shares
    2001-3,576,322 shares                         (74,939)     (76,903)
  Retained earnings                               246,345      243,369
  Accumulated other comprehensive income          (24,911)     (22,723)
                                                 --------     --------
Total stockholders' equity                        201,694      198,837
                                                 --------     --------
Total liabilities and stockholders'
  equity                                         $654,237     $636,505
                                                 ========     ========

                           See accompanying notes.

                              BARNES GROUP INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three months ended March 31, 2002 and 2001
                            (Dollars in thousands)
                                 (Unaudited)
                                                           2002     2001
                                                         -------  -------
Operating activities:
  Net income                                             $ 6,766  $ 7,314
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation and amortization                        7,883    9,615
      Gain on disposition of property,
        plant and equipment                                  (61)     (82)
      Changes in assets and liabilities:
        Accounts receivable                              (14,742) (12,049)
        Inventories                                        4,198    4,957
        Accounts payable                                  (6,288)   3,886
        Accrued liabilities                                1,078   (8,985)
        Deferred income taxes                              1,071    1,757
      Other                                                 (550)  (3,143)
                                                         -------  -------
Net cash (used) provided by operating activities            (645)   3,270

Investing activities:
  Proceeds from disposition of property, plant
    and equipment                                            306       66
  Capital expenditures                                    (4,066)  (5,832)
  Business acquisitions, net of cash acquired            (23,011)    (677)
  Other                                                     (395)  (1,069)
                                                         -------  -------
Net cash used by investing activities                    (27,166)  (7,512)

Financing activities:
  Net increase in notes payable                            3,947    1,964
  Borrowings under revolving credit agreement             10,000       --
  Proceeds from the issuance of common stock                 999      606
  Common stock repurchases                                   (96)  (1,014)
  Dividends paid                                          (3,703)  (3,730)
  Proceeds from sale of debt swap                             --   13,766
                                                         -------  -------
Net cash provided by financing activities                 11,147   11,592

Effect of exchange rate changes on cash flows             (1,535)     527
                                                         -------  -------
(Decrease) increase in cash and cash equivalents         (18,199)   7,877

Cash and cash equivalents at beginning of period          48,868   23,303
                                                         -------  -------
Cash and cash equivalents at end of period               $30,669  $31,180
                                                         =======  =======

                        See accompanying notes.

Notes to Condensed Consolidated Financial Statements:

1.    Summary of Significant Accounting Policies
      ------------------------------------------
      The accompanying unaudited condensed consolidated balance sheet and consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The December 31, 2001 balance sheet was derived from audited financial statements. The financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, please refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.    Net Income Per Common Share
      ----------------------------
      For the purposes of computing diluted earnings per share, the weighted average number of shares outstanding was increased by 528,678 and 317,164 for the periods ended March 31, 2002 and 2001, respectively, for the potential dilutive effects of stock-based incentive plans. There were no adjustments to net income for the purposes of computing income available to common stockholders for those periods.

3.    New Accounting Standards
      ------------------------
      The Company adopted Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires companies to account for acquisitions entered into after June 30, 2001, using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be recorded separately from goodwill. SFAS 142 sets forth the accounting for goodwill and other intangible assets. Goodwill and other intangible assets with indefinite lives will no longer be amortized and instead will be evaluated annually for impairment by comparing the carrying value to the fair value at the reporting unit level. Intangible assets with finite lives will be amortized over their useful lives. SFAS 142 is effective for acquisitions completed after June 30, 2001 and effective for all other acquisitions on January 1, 2002.

      SFAS 142 states that an entity has six months from the date it initially applies SFAS 142 to complete the first step of the transitional goodwill impairment test. The Company initially applied SFAS 142 as of January 1, 2002. Management is in the process of completing the first step. If management were to determine that impairment exists, a loss would be recognized as the effect of a change in accounting principle. The effect of this accounting change on the Company's consolidated results of operations and financial position would be determined in the second step of the impairment test in the second half of 2002.

      In accordance with SFAS 142, the Company no longer amortizes goodwill. The following table presents income adjusted to exclude goodwill amortization expense recognized in the prior period:

                          (Dollars in thousands, except for per share data)
                                             (Unaudited)
                                          Three months ended
                                              March 31,
                                          ------------------
                                           2002        2001
                                          ------      ------
      Net income, as reported             $6,766      $7,314
      Add back: goodwill amortization,
       net of income taxes                    --         841
                                          ------      ------
      Adjusted net income                 $6,766      $8,155
                                          ======      ======

      Basic earnings per common share,
       as reported                        $  .37      $  .39
      Add back: goodwill amortization,
       net of income taxes                    --         .05
                                          ------      ------
      Adjusted basic earnings per share   $  .37      $  .44
                                          ======      ======

      Diluted earnings per common share,
       as reported                        $  .36      $  .39
      Add back: goodwill amortization,
       net of income taxes                    --         .04
                                          ------      ------
      Adjusted diluted earnings per share $  .36      $  .43
                                          ======      ======

4.    Acquisitions
      ------------
      On February 21, 2002, the Company purchased substantially all of the manufacturing assets of Seeger-Orbis GmbH & Co. OHG of Germany (Seeger-Orbis) from TransTechnology Corporation. The results of operations of Seeger-Orbis have been included in the consolidated financial statements since the purchase date. The acquired business will expand both the product offerings and geographic scope of the Associated Spring segment. The purchase price of approximately $21.0 million was financed primarily with cash held by the Company outside the United States.

5.    Acquired Intangible Assets
      --------------------------
      Intangible assets consist of registered trademarks purchased in the acquisition of the nitrogen gas spring business in 1999. These trademarks are being amortized over their estimated useful lives of 30 years. At March 31, 2002, the gross carrying amount of trademarks was $4.2 million and accumulated amortization was $0.4 million. Amortization expense for the three-month period was immaterial. The estimated aggregate amortization expense is approximately $0.1 million in each of the years 2002 through 2006.

      The Company is in the process of obtaining third-party valuations of certain intangible assets for its acquisition of Seeger-Orbis. The purchase price allocation is expected to be finalized in the second quarter of 2002. Any amounts related to the intangible assets that were acquired with the Seeger-Orbis acquisition are not included above.

6.    Goodwill
      --------
      The following table sets forth the change in the carrying amount of goodwill for the period ended March 31, 2002:

                                     (Dollars in thousands)
                              Associated       Barnes        Barnes      Total
                                  Spring    Aerospace  Distribution        BGI
                              ----------    ---------  ------------   --------
      Balance as of
       January 1, 2002          $ 68,505     $ 31,415      $ 59,916   $159,836
      Goodwill acquired              326           --            --        326
                                --------     --------      --------    -------
      Balance as of
       March 31, 2002           $ 68,831     $ 31,415      $ 59,916   $160,162
                                ========     ========      ========   ========

      The adjustment of $0.3 million of acquired goodwill relates to the acquisition of the assets of Forward Industries in November 2001. This was based on the determination of the final purchase price and the purchase price allocation.

7.    Comprehensive Income
      --------------------
      Comprehensive income includes all changes in equity during a period except those resulting from the investment by and distributions to, stockholders. For the Company, comprehensive income includes net income, foreign currency translation adjustments and deferred gains and losses related to certain derivative instruments.

                      Statement of Comprehensive Income
                            (Dollars in thousands)
                                 (Unaudited)

      For the three months ended March 31,     2002             2001
                                             --------         --------
      Net income                             $  6,766         $  7,314
      Unrealized (losses) gains on hedging
       activities, net of income taxes           (618)             176
      Foreign currency
       translation adjustments                 (1,570)            (499)
                                             --------         --------
      Comprehensive income                   $  4,578         $  6,991
                                             ========         ========

8.    Information on Business Segments
      --------------------------------
      The following tables set forth information about the Company's operations by its three reportable business segments:

                                              (Dollars in thousands)
      For the three months ended March 31,     2002             2001
                                             --------         --------
        Revenues
           Associated Spring                 $ 75,565         $ 75,993
           Barnes Aerospace                    47,410           46,890
           Barnes Distribution                 72,865           79,407
           Intersegment sales                  (1,604)          (3,040)
                                             --------         --------
      Total revenue                          $194,236         $199,250
                                             ========         ========
      Operating profit
           Associated Spring                 $  7,077         $  7,168
           Barnes Aerospace                     2,742            3,927
           Barnes Distribution                  1,996            2,951
                                             --------         --------
      Total operating profit                   11,815           14,046

           Interest income                        124              160
           Interest expense                    (3,390)          (4,233)
           Other expense                          (92)            (221)
                                             --------         --------
      Income before income taxes             $  8,457         $  9,752
                                             ========         ========

9.    Contingency
      -----------
      The Company continues to guarantee a minimum rate of return on certain pre-April, 2001, assets of its 401(k) Retirement Savings Plan (the
      Plan).

      This guarantee will become a liability for the Company only if, and to the extent that, the value of the related Company stock does not cover the guaranteed asset value when an employee withdraws from the Plan. The following table compares the market value of the Company's stock at various balance sheet dates and the related guarantee at those dates:

            (Dollars in thousands, except for per share data)

             Balance            Stock price                Plan
          Sheet date              per share           Guarantee
          ----------            -----------           ---------
          March 31, 2002             $24.50              $   43
          December 31, 2001           23.99                  47
          December 31, 2000           19.88                 401
          December 31, 1999           16.31               2,321

10.   Subsequent Event
      ----------------
      On April 29, 2002, the Company acquired Spectrum Plastics Molding Resources, Inc., a fully integrated, precision injection molder of plastic products, which will be included in the Associated Spring segment. The acquisition adds a complementary product line that will expand the current metal product offerings of this segment, enabling it to become a single-source solution for customers needing plastic and metal components and assemblies. The acquisition added plastic molding capabilities that will use metal inserts and continuous stamped lead frame to supply metal-in-plastic and plastic-on-metal assemblies for the electronics, telecommunications, medical, and other rapidly growing, technologically advanced markets. Under prior management, sales for the fiscal year ended September 30, 2001 were $20.3 million.


Item 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

                        Critical Accounting Policies
                        ----------------------------
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The most significant areas involving management judgments and estimates are described below. Actual results could differ from those estimates.

            Management's Discussion and Analysis of Financial,
             Condition and Results of Operations, Continued:

Business Acquisitions:
Assets and liabilities acquired in business combinations are recorded at their estimated fair values at the acquisition date. At March 31, 2002, the Company has $160.2 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. In accordance with SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. The assessment of goodwill involves the estimation of the fair value of "reporting units", as defined by the standard. Management will complete this assessment by June 30, 2002 based on the best information available as of the date of the assessment, which incorporates management assumptions about expected future cash flows. Future cash flows can be affected by changes in the global economy, industries and markets in which the Company sells products and the execution of management's plans, particularly to integrate acquired companies. There can be no assurance that future events will not result in impairments of goodwill or other assets.

Income Taxes:
At March 31, 2002, the Company has recognized $21.4 million of deferred tax assets, net of valuation reserves. The realization of a portion of these benefits is dependent on future income. Management believes that sufficient income will be earned in the future to realize deferred income tax assets, net of valuation allowances recorded. For those jurisdictions where the expiration date of tax carry-forwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided.

The recognized net deferred tax asset is based on the Company's estimates of future taxable income and its tax planning strategies. The realization of these deferred tax assets can be impacted by changes to tax codes, statutory tax rates and future taxable income levels.

                        Results of Operations
                        ---------------------
Net sales for the first quarter 2002 were $194.2 million compared with a record $199.3 million in the first quarter last year. Net sales in the first quarter of 2002 reflected the first signs of economic improvement over the third and fourth quarters of 2001.

First quarter 2002 operating income was $11.6 million compared to $13.8 million in the first three months of 2001. These results reflect a significant period-over-period sales decline in the Barnes Distribution segment and lower earnings in the Barnes Aerospace and Barnes Distribution segments. Operating income margin was 5.9% compared with 6.9%, a year ago, driven for the most part by a lower gross margin, which declined to 32.9% from 33.5% a year ago. This decline in gross margin resulted from the overall shift in the sales mix to lower margin business, a direct impact of the decline in sales at Barnes Distribution. Selling and administrative expenses, as a percentage of sales, remained relatively flat compared to last year's first quarter. Impacting operating expenses were higher personnel costs, specifically pension and other

            Management's Discussion and Analysis of Financial,
             Condition and Results of Operations, Continued:

compensation costs. Efforts were made in all three business segments to cut costs and reduce infrastructure. These cost reductions are expected to have a positive impact on profits as sales volumes increase in future periods.

               Segment Review - Sales and Operating Profit
               -------------------------------------------
Associated Spring's sales for first quarter 2002 were $75.6 million, compared to $76.0 million a year ago. Sales during the quarter were impacted by the weakness in the telecommunications and electronics sectors of Associated Spring's business. However, the sales decline in these sectors was partially offset by continued strong growth in the nitrogen gas spring business, $4.4 million of incremental sales from recent acquisitions and improved sales to the light vehicle transportation market. While the positive trend in light vehicle production is forecasted to continue through the second quarter of 2002, the telecommunications and electronics markets are expected to remain weak in the near term. Operating profit for the segment was $7.1 million in the first quarter of 2002 compared with $7.2 million for the same period a year ago, reflecting the lower sales volume. This was offset, in large part, by solid cost controls.

Barnes Aerospace's first quarter 2002 sales were $47.4 million, compared with $46.9 million in 2001. Operating profit fell to $2.7 million for the current quarter, from $3.9 million during last year's first quarter. The decline in operating profit reflects severance and other personnel costs as well as additional expenses tied to new product introductions. Orders recorded during the first quarter of 2002 were $45.1 million and order backlog at March 31, 2002 was $155.8 million, essentially unchanged from the December 31, 2001 level.

Barnes Distribution's sales in the first three months of 2002 were $72.9 million, down 8.2% from $79.4 million in 2001. The sales decline reflects the continued weak economic conditions in the North American and European industrial markets. Although sales were down year over year, the current quarter's sales trend, when compared to the third and fourth quarters of 2001, is positive. Operating profit for the first quarter 2002 was $2.0 million, down from $3.0 million a year ago. Operating profit was negatively impacted by the sales volume decline offset in part by lower purchased material costs and by the impact of cost reduction efforts initiated in 2001 related to the consolidation of several distribution centers and the reorganization of the sales management function.

                            Other Income/Expense
                            ---------------------
Significantly lower other income for the first quarter 2002 compared to 2001 was due to a small foreign exchange transaction loss in the current period, compared to a gain of $0.9 million last year. Lower interest expense in 2002 was a result of lower interest rates. Other expenses declined because of the

           Management's Discussion and Analysis of Financial,
             Condition and Results of Operations, Continued:

absence of $1.0 million of goodwill amortization, due to an accounting change. Please refer to Note 3, "New Accounting Standards", for further explanation.

                                Income Taxes
                                ------------
The Company's effective tax rate for first quarter 2002 was 20.0%, compared with 25.0% in 2001's first quarter. The lower rate in 2002 is primarily due to a higher percentage of income in foreign jurisdictions with tax rates lower than the U.S. statutory tax rate.

                     Net Income and Net Income Per Share
                     -----------------------------------
Consolidated net income for the first quarter of 2002 and 2001 was $6.8 million and $7.3 million, respectively. Basic and diluted earnings per share for the first quarter of 2002 were $.37 and $.36 compared to 2001's basic and diluted earnings per share of $.39.

                             Financial Condition
                             -------------------
                                 Cash Flows
                                 ----------
The Company's ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow and anticipates operating activities in 2002, combined with aggressive asset management, will provide sufficient cash to take advantage of opportunities for organic business expansion and to meet the Company's current financial commitments.

Management assesses the Company's liquidity in terms of its overall ability to generate cash to fund its operating and investing activities. Of particular importance in the management of liquidity are cash flows generated from operating activities, capital expenditure levels, dividends, capital stock transactions, effective utilization of surplus cash positions overseas and adequate bank lines of credit.

Net cash used by operating activities in the first three months of 2002 was $0.6 million, compared to net cash provided of $3.3 million in 2001's first quarter. In the first quarter of 2002 operating cash flow was negatively impacted by lower operating results and by a higher use of working capital compared to 2001's first quarter. The reduction in depreciation and amortization was due to the absence of $1.0 million of goodwill amortization in the 2002 period, as previously discussed. In addition, depreciation declined $0.7 million quarter over quarter due to lower capital spending over the past three years and the retirement of older assets.

Net cash used by investing activities in the first quarter of 2002 was $27.2 million compared with $7.5 million in 2001. The significant increase in this

            Management's Discussion and Analysis of Financial,
             Condition and Results of Operations, Continued:

year's investing activities was due, in large part, to the acquisition of Seeger-Orbis in February 2002. The acquisition was funded primarily from cash held by the Company outside the United States. As expected, capital spending is below the 2001 level.

Net cash provided by financing activities was $11.1 million in the first three months of 2002 compared to $11.6 million in the comparable period of 2001. In 2002, the proceeds from additional borrowings under the revolving credit agreement and short-term credit lines were used to finance operating activities, primarily working capital requirements, as well as to fund capital expenditures and pay dividends. In 2001, proceeds from the sale of a cross-currency debt swap, combined with cash generated by operating activities, were used in part to fund capital expenditures, pay dividends and repurchase the Company's stock.

                       Liquidity and Capital Resources
                       -------------------------------
The Company maintains substantial bank borrowing facilities to supplement internal cash generation. At March 31, 2002, the Company had $150.0 million of borrowing capacity under its revolving credit agreement of which $50.0 million was borrowed at an interest rate of 3.12%. The Company's revolving credit agreement will expire in December 2002. Accordingly, borrowings under the revolving credit agreement are classified in the current portion of long-term debt. The Company intends to enter into a new three-year revolving credit agreement during the second quarter of 2002. The Company also has available approximately $15.0 million in uncommitted short-term bank credit lines of which $8.0 million was in use at March 31, 2002. The interest rate on this borrowing was 2.74%. The Company believes its credit facilities coupled with cash generated from operations are adequate to finance its anticipated future requirements.

                          Forward-Looking Statements
                          --------------------------
This quarterly report may contain certain forward-looking statements as defined in the Public Securities Litigation and Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements. Investors are encouraged to consider these risks and uncertainties as described within the Company's periodic filings with the Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, the following: the ability of the Company to integrate newly acquired businesses and to realize acquisition synergies on schedule; changes in market demand for the types of products and services produced and sold by the Company; the Company's success in identifying and attracting customers in new markets; the Company's ability to develop new and enhanced products to meet customers' needs on time; changes in economic and political conditions worldwide and in the locations where the Company

            Management's Discussion and Analysis of Financial,
             Condition and Results of Operations, Continued:

does business; interest and foreign exchange rate fluctuations; and changes in laws and regulations.


Item 3. Quantitative and Qualitative Disclosure About Market Risk

At March 31, 2002, the result of a hypothetical 1% increase in the average cost of the Company's variable-rate debt would reduce pretax profit of the Company by $1.3 million on an annual basis. For additional information, please refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


PART II. OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders
          -------------------------------------------------

(a) The Annual Meeting of the Company's stockholders was held on April 10, 2002. Proxies for the meeting were solicited pursuant to Regulation 14 A.

(c)  (1)   The following directors were elected:

                                 Votes in         Vote   For Terms
      Director                      Favor     Withheld    Expiring
      --------                    --------    --------    --------

      William S. Bristow, Jr.    14,869,154    805,733       2005
      Edmund M. Carpenter        14,858,829    816,058       2005
      G. Jackson Ratcliffe, Jr.  14,848,398    826,489       2005
      Donald W. Griffin          14,860,780    814,107       2003


      (2) The stockholders approved the Barnes Group Inc. Employee Stock And Ownership Program, as amended effective February 1, 2002. The proposal was adopted as 9,961,948 shares voted for, 3,831,402 shares voted against, 272,650 shares abstained and 1,608,887 shares were unvoted.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
 (a)     Exhibits

         Exhibit 10.1 Barnes Group Inc. Employee Stock and Ownership Program

 (b)     Form 8-K

         No reports on Form 8-K, Item 5, Other Events, were filed during the quarter ended March 31, 2002.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Barnes Group Inc.
                                          (Registrant)

Date  May 14, 2002    By  /S/ William C. Denninger
      ------------       -------------------------------------
                         William C. Denninger
                         Senior Vice President, Finance
                         and Chief Financial Officer
                         (the principal financial officer)

Date  May 14, 2002    By  /s/ Francis C. Boyle, Jr.
      ------------       -------------------------------------
                         Francis C. Boyle, Jr.
                         Vice President, Controller
                         (the principal accounting officer)





                              EXHIBIT INDEX

                             BARNES GROUP INC.

                      Quarterly Report on Form 10-Q
                     For Quarter ended March 31, 2002
                     --------------------------------

    Exhibit No.         Description                   Reference
    ----------          -----------                   ---------

      10.1      Barnes Group Inc. Employee     Incorporated by reference to
                Stock And Ownership Program,   Annex I to the Registrant's
                as amended effective           Proxy Statement dated March
                February 1, 2002               13, 2002 for the Annual Meeting
                                               of Stockholders held April 10,
                                               2002 that was filed with the
                                               Commission on March 12, 2002.