Form 10-Q
period 2002-06-30
BARNES GROUP INC
filed 2002-08-13
CIK 9984

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM l0-Q

(Mark One)

(X)     Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

        For the quarterly period ended June 30, 2002

                                    or

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

               Telephone Number (860) 583-7070

            Number of common shares outstanding at

                    August 9, 2002 - 18,826,625

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
                                     -1-

                        BARNES GROUP INC.
                         FORM 10-Q INDEX
          For the Quarterly period ended June 30, 2002

DESCRIPTION                                                 PAGES
-----------                                                 -----

PART I.     FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

            Consolidated Statements of Income
            for the three months and six months
            ended June 30, 2002 and 2001                        3

            Condensed Consolidated Balance Sheets as
            of June 30, 2002 and December 31, 2001            4-5

            Consolidated Statements of Cash Flows
            for the six months ended June 30,
            2002 and 2001                                       6

            Notes to Condensed Consolidated Financial
            Statements                                       7-12


   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                      12-17

   ITEM 3.  Quantitative and Qualitative Disclosure
            About Market Risk                                  17

PART II.    OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K                17-18

            Signatures                                         19

            Exhibit Index                                      19

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              BARNES GROUP INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)
                                 (Unaudited)

                             Three months ended        Six months ended
                                   June 30,                  June 30,
                             --------------------      -------------------
                               2002         2001         2002         2001
                             --------     --------     ---------    --------
Net sales                    $209,385     $199,464     $403,621     $398,714

Cost of sales                 142,206      133,890      272,504      266,452
Selling and admin-
 istrative expenses            53,417       52,134      105,798      105,069
                             --------     --------     --------     --------
                              195,623      186,024      378,302      371,521
                             --------     --------     --------     --------
Operating income               13,762       13,440       25,319       27,193

Other income                      774        1,336        1,201        2,741

Interest expense                3,628        4,486        7,018        8,719
Other expenses                     74        1,129          211        2,302
                             --------     --------     --------     --------
Income before income
 taxes                         10,834        9,161       19,291       18,913

Income taxes                    2,167        2,290        3,858        4,728
                             --------     --------     --------     --------
Net income                   $  8,667     $  6,871     $ 15,433     $ 14,185
                             ========     ========     ========     ========
Per common share:
 Net income
      Basic                  $    .46     $    .37     $    .83     $    .76
      Diluted                     .45          .36          .81          .75
 Dividends                        .20          .20          .40          .40

Average common shares
 outstanding
      Basic                18,751,084   18,508,148   18,624,929   18,564,143
      Diluted              19,290,127   18,913,360   19,158,789   18,925,590


                            See accompanying notes.

                        BARNES GROUP INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)


ASSETS                                  June 30,    December 31,
                                          2002          2001
                                       ---------    ------------
                                       (Unaudited)
Current assets
  Cash and cash equivalents             $ 38,025      $ 48,868

  Accounts receivable, less allowances
   (2002-$3,078; 2001-$3,114)            119,939        94,124

  Inventories
    Finished goods                        56,180        51,840
    Work-in-process                       17,938        15,506
    Raw materials and supplies            14,322        18,375
                                        --------      --------
                                          88,440        85,721
  Deferred income taxes and prepaid
    expenses                              30,822        27,822
                                        --------      --------
    Total current assets                 277,226       256,535

Deferred income taxes                      3,607         5,783

Property, plant and equipment            429,602       406,639

  Less accumulated depreciation          264,861       253,696
                                        --------      --------
                                         164,741       152,943

Goodwill                                 168,969       159,836

Other assets                              74,814        61,408
                                        --------      --------
Total assets                            $689,357      $636,505
                                        ========      ========


                         See accompanying notes.

                        BARNES GROUP INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY       June 30,   December 31,
                                             2002         2001
                                          ---------   ------------
                                         (Unaudited)
Current liabilities
  Notes payable                            $     --     $  5,500
  Accounts payable                           69,693       71,410
  Accrued liabilities                        69,495       59,118
  Long-term debt - current                    8,279       47,576
                                           --------     --------
  Total current liabilities                 147,467      183,604

Long-term debt                              242,011      178,365
Accrued retirement benefits                  67,760       63,610
Other liabilities                            13,232       12,089

Stockholders' equity
  Common stock-par value $0.01 per share
    Authorized: 60,000,000 shares
    Issued: 22,037,769 shares
      stated at par value                       220          220
  Additional paid-in capital                 54,473       54,874
  Treasury stock at cost,
    2002-3,203,418 shares
    2001-3,576,322 shares                   (67,835)     (76,903)
  Retained earnings                         251,673      243,369
  Accumulated other comprehensive income    (19,644)     (22,723)
                                           --------     --------
Total stockholders' equity                  218,887      198,837
                                           --------     --------
Total liabilities and stockholders'
  equity                                   $689,357     $636,505
                                           ========     ========

                         See accompanying notes.

                        BARNES GROUP INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six months ended June 30, 2002 and 2001
                      (Dollars in thousands)
                           (Unaudited)
                                                     2002     2001
                                                   -------  -------
Operating activities:
  Net income                                       $15,433  $14,185
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation and amortization                 16,377   19,061
      Gain on disposition of property,
        plant and equipment                            (66)      (2)
      Changes in assets and liabilities:
        Accounts receivable                        (17,294)  (9,569)
        Inventories                                  8,083    6,487
        Accounts payable                            (7,632)   7,658
        Accrued liabilities                          6,259   (9,165)
        Deferred income taxes                        2,125    4,175
      Other                                         (5,377)  (6,200)
                                                   -------  -------
Net cash provided by operating activities           17,908   26,630

Investing activities:
  Proceeds from disposition of property, plant
    and equipment                                      469      132
  Capital expenditures                              (7,935) (11,026)
  Business acquisitions, net of cash acquired      (31,780)     (39)
  Other                                             (1,720)  (2,362)
                                                   -------  -------
Net cash used by investing activities              (40,966) (13,295)

Financing activities:
  Net decrease in notes and overdrafts payable      (1,658)  (2,904)
  Proceeds from the issuance of long-term debt      17,678       --
  Proceeds from the issuance of common stock         2,903    1,113
  Common stock repurchases                             (96)  (4,870)
  Dividends paid                                    (7,465)  (7,425)
  Proceeds from sale of debt swap                       --   13,766
                                                   -------  -------
Net cash provided (used) by financing activities    11,362     (320)

Effect of exchange rate changes on cash flows          853   (1,211)
                                                   -------  -------
(Decrease) increase in cash and cash equivalents   (10,843)  11,804

Cash and cash equivalents at beginning of period    48,868   23,303
                                                   -------  -------
Cash and cash equivalents at end of period         $38,025  $35,107
                                                   =======  =======

                        See accompanying notes.

Notes to Condensed Consolidated Financial Statements:

1.   Summary of Significant Accounting Policies
     ------------------------------------------
     The accompanying unaudited condensed consolidated balance sheet and consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The December 31, 2001 balance sheet was derived from audited financial statements. The financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, please refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.   Net Income Per Common Share
     ---------------------------
     For the purposes of computing diluted earnings per share, the weighted average number of shares outstanding was increased by 533,860 and 361,447 for the six month periods ended June 30, 2002 and 2001, respectively, and 539,043 and 405,212 for the three month periods ended June 30, 2002 and 2001, respectively, for the potential dilutive effects of stock-based incentive plans. There were no adjustments to net income for the purpose of computing income available to common stockholders for those periods.

3.   New Accounting Standards
     ------------------------
     The Company adopted Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires companies to account for acquisitions entered into after June 30, 2001 using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be recorded separately from goodwill. SFAS 142 sets forth the accounting for goodwill and other intangible assets. Goodwill and other intangible assets with indefinite lives are no longer amortized and instead are evaluated at least annually for impairment by comparing the carrying value to the fair value at the reporting unit level. Intangible assets with finite lives will be amortized over their useful lives. SFAS 142 is effective for acquisitions completed after June 30, 2001 and effective for all other acquisitions on January 1, 2002.

     SFAS 142 states that an entity has six months from the date it initially applies SFAS 142 to complete the transitional goodwill impairment test. Management has completed the fair value assessment and has determined that no impairments exist. The Company assesses the carrying value of goodwill annually. There can be no assurances that an impairment will not occur in the future.

     In accordance with SFAS 142, the Company no longer amortizes goodwill. The following table presents income adjusted to exclude goodwill amortization expense recognized in the prior period:

                 (Dollars in thousands, except for per share data)
                                  (Unaudited)

                                  Three months ended         Six months ended
                                        June 30,                  June 30,
                                  ------------------        ------------------
                                   2002        2001          2002        2001
                                  ------      ------       -------     -------
Net income, as reported           $8,667      $6,871       $15,433     $14,185
Add back: goodwill amortization,
 net of income taxes                  --         855            --       1,696
                                  ------      ------       -------     -------
Adjusted net income               $8,667      $7,726       $15,433     $15,881
                                  ======      ======       =======     =======

Basic earnings per share,
 as reported                      $  .46      $  .37       $   .83     $   .76
Add back: goodwill amortization,
 net of income taxes                  --         .05            --         .10
                                  ------      ------       -------     -------
Adjusted basic earnings per share $  .46      $  .42       $   .83     $   .86
                                  ======      ======       =======     =======

Diluted earnings per share,
 as reported                      $  .45      $  .36       $   .81     $   .75
Add back: goodwill amortization,
 net of income taxes                  --         .05            --         .09
                                  ------      ------       -------      ------
Adjusted diluted earnings
 per share                        $  .45      $  .41       $   .81     $   .84
                                  ======      ======       =======     =======

4.    Acquisitions
      ------------
      On February 21, 2002, the Company purchased substantially all of the manufacturing assets of Seeger-Orbis GmbH & Co. OHG of Germany (Seeger-Orbis) from TransTechnology Corporation. The results of operations of Seeger-Orbis have been included in the consolidated financial statements since the purchase date. The acquired business expands both the product offerings and geographic scope of the Associated Spring segment.

      On April 29, 2002, the Company acquired Spectrum Plastics Molding Resources, Inc. (Spectrum Plastics), a fully integrated, precision injection molder of plastic products. The results of operations of Spectrum Plastics have been included in the consolidated financial statements since the purchase date and are included in the Associated Spring segment. The acquisition adds a complementary product line that will expand the current metal product offerings of this segment, enabling it to become a single-source solution for customers needing plastic and metal components and assemblies. The acquisition added plastic molding capabilities that will use metal inserts and continuous stamped lead frame to supply metal-in-plastic and plastic-on-metal assemblies for the electronics, telecommunications, medical, and other rapidly growing, technologically advanced markets.

      The aggregate cost of these two acquisitions was approximately $37.3 million. Consideration for the acquisitions included cash of approximately $31.6 million, of which $2.0 million was deferred, issuance of 119,048 shares of Barnes Group common stock (at a market value at the time of the acquisition of approximately $3.0 million), and the assumption of $2.7 million of capital lease debt. The cost of the acquisitions may change based on final purchase price adjustments and finalization of integration plans.

5.    Acquired Intangible Assets
      --------------------------
      Intangible assets consist of registered trademarks purchased in the acquisition of the nitrogen gas spring business in 1999. These trademarks are being amortized over their estimated useful lives of 30 years. At June 30, 2002, the gross carrying amount of trademarks was $4.3 million and accumulated amortization was $0.4 million. Amortization expense for the six-month period was immaterial. The estimated aggregate amortization expense is approximately $0.1 million in each of the years 2002 through 2006.

      The Company is in the process of obtaining third-party valuations of certain intangible assets for its acquisitions of Seeger-Orbis and Spectrum Plastics. The purchase price allocations are expected to be finalized in the second half of 2002. Any amounts related to the intangible assets that were acquired with the Seeger-Orbis and Spectrum Plastics acquisitions are not included in the $4.3 million discussed above.

6.    Goodwill
      --------
      The following table sets forth the change in the carrying amount of goodwill for each reportable segment for the period ended June 30, 2002:

                                     (Dollars in thousands)
                                          (Unaudited)
                              Associated       Barnes        Barnes      Total
                                  Spring    Aerospace  Distribution        BGI
                              ----------    ---------  ------------   --------
      Balance as of
       January 1, 2002          $ 68,505     $ 31,415      $ 59,916   $159,836
      Goodwill acquired            9,133           --            --      9,133
                                --------     --------      --------   --------
      Balance as of
       June 30, 2002            $ 77,638     $ 31,415      $ 59,916   $168,969
                                ========     ========      ========   ========

      An adjustment of $0.3 million to acquired goodwill relates to the acquisition of the assets of Forward Industries in November 2001 based on the determination of the final purchase price and the purchase price allocation. Goodwill of $8.8 million relates to the April 2002 acquisition of Spectrum Plastics. This amount may be adjusted upon finalization of the purchase price allocation as discussed in Note 5. There was no goodwill recognized in connection with the acquisition of Seeger-Orbis.

7.    Debt
      ----
      On June 14, 2002, the Company replaced its revolving credit and term loan agreement with a new $150.0 million Senior Unsecured Revolving Credit Agreement due June 14, 2005 with 11 commercial banks. The Company had $50.0 million borrowed under this agreement at June 30, 2002 at an interest rate of 3.36%.

      A commitment fee is payable quarterly on the unused portion of the facility. This fee is calculated as a rate per annum on the average daily-unused commitment during each calendar quarter. The rate will change based upon the Company's leverage ratio. On June 30, 2002, the applicable annual rate was 0.375%.

      The new revolving credit agreement contains requirements as to the maintenance of interest coverage and leverage ratios, and minimum levels of net worth. The agreement also places certain restrictions on indebtedness, capital expenditures and investments by the Company and its subsidiaries.

      As of June 30, 2002, the Company is required to maintain a ratio of debt to EBITDA, as defined in the agreement, of not more than 3.5 times. At December 31, 2002, the ratio is required to be not more that 3.0. The Company met this requirement as of June 30, 2002 and expects to meet the new requirement at year-end.

      At June 30, 2002, the Company classified as long-term debt $8.5 million of its uncommitted short-term bank credit lines. The Company has both the intent and the ability, through its revolving credit agreement, to refinance this amount on a long-term basis.

      The Company assumed $2.7 million of debt related to capital leases with the acquisition of Spectrum Plastics in April 2002. The weighted average interest rate on these borrowings at June 30, 2002 was 7.7%. This debt has an interest rate equalization prepayment penalty.

8.    Comprehensive Income
      --------------------
      Comprehensive income includes all changes in equity during a period except those resulting from the investment by, and distributions to, stockholders. For the Company, comprehensive income includes net income, foreign currency translation adjustments and deferred gains and losses related to certain derivative instruments.

                             Statement of Comprehensive Income
                                  (Dollars in thousands)
                                       (Unaudited)

                                       Three months ended   Six months ended
                                             June 30,              June 30,
                                        -----------------   -----------------
                                          2002       2001      2002     2001
                                        ------    -------   -------   -------
Net income                             $ 8,667    $ 6,871   $15,433   $14,185
Unrealized (losses) gains on hedging
 activities, net of income taxes          (709)       260    (1,327)      436
Foreign currency
 translation adjustments                 5,976       (307)    4,406      (806)
                                       -------    -------   -------   -------
Comprehensive income                   $13,934    $ 6,824   $18,512   $13,815
                                       =======    =======   =======   =======

9.    Information on Business Segments
      --------------------------------
      The following tables set forth information about the Company's operations by its three reportable business segments:

                                        (Dollars in thousands)
                                             (Unaudited)

                                 Three months ended        Six months ended,
                                       June 30,                  June 30,
                                  2002        2001         2002        2001
                                --------    --------     ---------   --------
Revenues
     Associated Spring          $ 88,041    $ 74,759     $163,606    $150,752
     Barnes Aerospace             49,387      50,174       96,797      97,064
     Barnes Distribution          74,268      77,001      147,133     156,408
     Intersegment sales           (2,311)     (2,470)      (3,915)     (5,510)
                                --------    --------     --------    --------
Total revenues                  $209,385    $199,464     $403,621    $398,714
                                ========    ========     ========    ========
Operating profit
     Associated Spring          $  7,845    $  8,171     $ 14,922    $ 15,339
     Barnes Aerospace              2,872       3,939        5,614       7,866
     Barnes Distribution           3,511       1,868        5,507       4,819
                                --------    --------     --------    --------

Total operating profit            14,228      13,978       26,043      28,024

     Interest income                 129         283          253         443
     Interest expense             (3,628)     (4,486)      (7,018)     (8,719)
     Other income(expense)           105        (614)          13        (835)
                                --------    --------     --------    --------
Income before income taxes      $ 10,834    $  9,161     $ 19,291    $ 18,913
                                ========    ========     ========    ========

10.   Contingencies
      -------------
      Retirement Savings Plan:
      The Company continues to guarantee a minimum rate of return on certain pre-April, 2001, assets of its 401(k) Retirement Savings Plan (the
      Plan). This guarantee will become a liability for the Company only if, and to the extent that, the value of the related Company stock does not cover the guaranteed asset value when an employee withdraws from the Plan.

      The following table provides a number of hypothetical market values of the Company's stock compared to the estimated guarantee amounts based on those market values:

            (Dollars in thousands, except for per share data)

                   Stock price                Plan
                     per share           Guarantee
                   -----------           ---------
                      $28.00             $    40
                       24.00                  50
                       20.00                 400
                       16.00               3,000
                       12.00              10,800

      At June 30, 2002, the value of the Company's guarantee on these assets was approximately $0.1 million.

      Restrictions on Stock Consideration for Spectrum Plastics:
      The sole shareholder of Spectrum Plastics received 119,048 shares of the Company's common stock as partial consideration for Spectrum Plastics. For the one year period following the required holding period under the Federal securities laws, the sole shareholder has agreed not to sell the Company shares received in the acquisition at a price below $25.20 per share without the consent of the Company. In the event the seller sells any of the shares during that period with the consent of the Company or during the one month following that period, the Company guarantees the value at $25.20 per share.


Item 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

                        Critical Accounting Policies
                        ----------------------------
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The most significant areas involving management judgments and estimates are described below. Actual results could differ from such estimates.

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations, Continued:

Business Acquisitions:
Assets and liabilities acquired in business combinations are recorded at their estimated fair values at the acquisition date. At June 2002, the Company has $169.0 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. In accordance with SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. The assessment of goodwill involves the estimation of the fair value of "reporting units," as defined by the Standard. Management completed this assessment during the second quarter of 2002 based on the best information available as of the date of the assessment, which incorporated management assumptions about expected future cash flows. Future cash flows can be affected by changes in the global economy, industries and markets in which the Company sells products and the execution of management's plans, particularly to integrate acquired companies. There can be no assurance that future events will not result in impairments of goodwill or other assets.

Income Taxes:
At June 30, 2002, the Company has recognized $20.8 million of deferred tax assets, net of valuation reserves. The realization of a portion of these benefits is dependent on future income. Management believes that sufficient income will be earned in the future to realize deferred income tax assets, net of valuation allowances recorded. For those jurisdictions where the expiration date of tax carry-forwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided.

The recognized net deferred tax asset is based on the Company's estimates of future taxable income and its tax planning strategies. The realization of these deferred tax assets can be impacted by changes to tax codes, statutory tax rates and future taxable income levels.

                            Results of Operations
                            ---------------------
Net sales for the second quarter 2002 were a record $209.4 million, up 5.0% from $199.5 million last year. Sales growth in the second quarter was primarily due to the Company's recent acquisitions, which contributed $12.0 million to Associated Spring's segment sales. This was partially offset by a decline in the electronics and telecommunications-related sales at Associated Spring and the impact on Barnes Distribution of adverse market conditions in the manufacturing and heavy industrial sectors. The Company's first half sales were $403.6 million, up 1.2% from $398.7 million in 2001.

Second quarter operating income was $13.8 million compared to $13.4 million in the corresponding 2001 period. These results largely reflect higher operating profit at Barnes Distribution driven by improved gross profit margin and lower warehouse and administrative expenses. Lower sales and earnings in the Barnes Aerospace segment and the dilutive impact of the Associated Spring acquisitions partially offset these positive results. The acquisition dilution is directly related to the impact of a purchase accounting adjustment of $0.8 million for the increase in fair value of acquired inventory. This adjustment will not significantly impact subsequent periods. The 2002 year-to-date operating income was $25.3 million compared to $27.2 million in 2001.

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations, Continued:

Operating income margin for the second quarter was 6.6% compared to 6.7% a year ago. Gross margin declined slightly to 32.1% from 32.9% a year ago. This reflects the improvements realized at Barnes Distribution, offset by lower margins on sales by the acquisitions. As expected, the sales of the acquired inventories reflected higher costs of sales as noted above. Selling and administrative expenses, as a percentage of sales, improved to 25.5% from 26.1% compared to a year ago. This was primarily due to improvements at Barnes Distribution.

                    Segment Review - Sales and Operating Profit
                    -------------------------------------------
Associated Spring sales for the 2002 second quarter and first half were $88.0 million and $163.6 million, up 17.8% and 8.5% from a year ago. Strong sales of nitrogen gas springs and products for the global transportation market, as well as $12.0 million of incremental sales from recent acquisitions, favorably impacted sales growth in the most recent period. The second quarter and first half operating profit for the segment decreased to $7.8 million and $14.9 million, a 4.0% and 2.7% decrease from the comparable 2001 periods. The historical business produced slight gains in both sales and profits. The overall decrease in operating profits includes the additional $0.8 million cost of sales expense related to the acquired inventory as noted above.

Barnes Aerospace second quarter and year-to-date 2002 segment sales were $49.4 million and $96.8 million, down slightly from the comparable 2001 periods. The second quarter and first half operating profit for the segment decreased to $2.9 million and $5.6 million, reflecting higher engineering costs associated with productivity, processing and quality improvements as well as severance expense. Management has reduced the workforce since the beginning of the year to position the business for the current aircraft production forecast. Orders were $45.0 million for the quarter and order backlog was $150.0 million, down about 6% from $159 million at December 31, 2001.

Barnes Distribution second quarter and year-to-date 2002 segment sales were $74.3 million and $147.1 million, decreases of 3.5% and 5.9% from the comparable 2001 periods. The sales decline reflects the continued weak economic conditions in the North American and European industrial markets. Despite the sales decline, the operating profit improved significantly in the second quarter and first half to $3.5 million and $5.5 million. This improvement was a result of warehouse consolidation, and reduced selling and administrative expenses, as well as improved gross margin levels related to substantial purchasing savings and selective pricing actions.

                            Other Income/Expense
                            --------------------
Significantly lower other income for the first half of 2002 compared to 2001 resulted from foreign exchange transaction gains of $0.2 million compared to gains of $1.4 million a year ago. These transaction gains related primarily to exposures on U.S dollar-denominated financial instruments at the Company's international locations. The lower gains in 2002 reflect a weakening in the U.S. dollar. As a result, in accordance with a corporate policy that addresses

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations, Continued:

acceptable levels of foreign currency exposures, the Company has increased its hedging activities using forward currency contracts in an effort to reduce the volatility of changes in foreign exchange rates on the income statement.

Lower interest expense in 2002 was a result of lower interest rates driven in large part by the fixed-to-variable interest rate swap agreement.

Other expenses declined because of the absence of $2.1 million in goodwill amortization, due to an accounting change. Please refer to Note 3, "New Accounting Standards" for further explanation.

                                   Income Taxes
                                   ------------
The Company's effective tax rate for first half of 2002 was 20.0% compared to 25.0% in 2001. The lower rate in 2002 is due to a higher percentage of foreign income in jurisdictions with tax rates lower than the U.S. effective tax rate.

                        Net Income and Net Income Per Share
                        -----------------------------------
Consolidated net income for the second quarter of 2002 and 2001 was $8.7 million and $6.9 million, respectively. Basic and diluted earnings per share for the second quarter of 2002 were $.46 and $.45, respectively, compared to basic and diluted earnings per share of $.37 and $.36, respectively, for the second quarter of 2001.

Consolidated net income for the first half of 2002 and 2001 was $15.4 million and $14.2 million. Basic and diluted earnings per share for the first six months of 2002 were $.83 and $.81, compared to 2001's basic and diluted earnings per share of $.76 and $.75, respectively.

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

Management assesses the Company's liquidity in terms of its overall ability to generate cash to fund its operating and investing activities. Of particular importance in the management of liquidity are cash flows generated from operating activities, capital expenditure levels, dividends, capital stock transactions, effective utilization of surplus cash positions overseas, and adequate bank lines of credit.

Net cash provided by operating activities in the first half of 2002 was $17.9 million, down from the $26.6 million provided in the first six months of 2001. In the first half of 2002 operating cash flow was negatively impacted primarily by a higher use of working capital compared to the same 2001 period.

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations, Continued:

The increase in accounts receivable reflects the increase in business activity during the second quarter of 2002. Accounts payable decreased in part due to reduced inventory purchases. The reduction in depreciation and amortization expense was due to the absence of $2.1 million of goodwill amortization in 2002, as previously discussed. In addition, depreciation declined $1.0 million due to lower capital spending over the past three years and the retirement of older assets.

Net cash used by investing activities in the first six months of 2002 was $41.0 million compared with $13.3 million in 2001. The significant increase in this year's investing activities was due to the acquisitions of Seeger-Orbis and Spectrum Plastics. The acquisitions were funded in large part from cash held by the Company outside the United States. Due to the economic environment, capital spending was kept below the 2001 level.

Net cash provided by financing activities was $11.4 million in the first six months of 2002, compared to $0.3 million used in the comparable period of 2001. In 2002, cash flow provided by operating activities, combined with the proceeds from additional borrowings under the revolving credit agreement and short-term credit lines, were used to fund the acquisitions and capital expenditures, and to pay dividends. In 2001, proceeds from the sale of a cross-currency debt swap, combined with strong cash flow from operating activities, were used in part to fund capital expenditures, pay dividends, repurchase the Company's stock and reduce debt.

                      Liquidity and Capital Resources
                      -------------------------------
The Company maintains substantial bank borrowing facilities to supplement internal cash generation. At June 30, 2002, the Company had $150.0 million of borrowing capacity under a new three-year revolving credit agreement of which $50.0 million was borrowed at an interest rate of 3.36%. The Company also has available approximately $15.0 million in uncommitted short-term bank credit lines of which $8.5 million was in use at June 30, 2002. The interest rate on this borrowing was 2.75%.

The Company assumed $2.7 million of debt related to capital leases with the acquisition of Spectrum Plastics in April 2002. The weighted average interest rate on this borrowing at June 30, 2002 was 7.7%. This debt has an interest rate equalization prepayment penalty.

The Company believes its credit facilities coupled with cash generated from operations are adequate to finance its anticipated future requirements.

                         Future Accounting Changes
                         -------------------------
During the second quarter of 2002, the Financial Accounting Standards Board issued two new Statements of Financial Accounting Standards (SFAS). The first, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, amendment of FASB Statement No. 13, and Technical Corrections," eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations, Continued:

transactions. This statement is effective immediately. The second, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes that the adoption of these standards will not have a material impact on the Company's financial position, results of operations or cash flows.

                         Forward-Looking Statements
                         --------------------------
This quarterly report may contain certain forward-looking statements as defined in the Public Securities Litigation and Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements. Investors are encouraged to consider these risks and uncertainties as described within the Company's periodic filings with the Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, the following: the ability of the Company to integrate newly acquired businesses and to realize acquisition synergies on schedule; changes in market demand for the types of products and services produced and sold by the Company; the Company's success in identifying and attracting customers in new markets; the Company's ability to develop new and enhanced products to meet customers' needs on time; the Company's ability to finance growth plans, share repurchases and general operating activities; the Company's ability to achieve earnings forecasts; changes in economic and political conditions worldwide and in the locations where the Company does business; interest and foreign exchange rate fluctuations; and changes in laws and regulations.


Item 3. Quantitative and Qualitative Disclosure About Market Risk

At June 30, 2002, the result of a hypothetical 1% increase in the average cost of the Company's variable-rate debt would reduce pretax profit of the Company by $1.3 million on an annual basis. For additional information, please refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


PART II. OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

On April 29, 2002, the Company issued 119,048 shares of its common stock valued at approximately $3,000,000 to the sole stockholder of Spectrum Plastics in accordance with Regulation D Rule 506 under the Securities Act of 1933, in partial consideration for the Company's acquisition of Spectrum Plastics.

Item 4.   Submission of Matters to Vote of Security Holders
          -------------------------------------------------

(a) The Annual Meeting of the Company's stockholders was held on April 10, 2002. Proxies for the meeting were solicited pursuant to Regulation 14 A.

(c)  (1)   The following directors were elected:

                                   Votes in       Vote   For Terms
      Director                        Favor   Withheld    Expiring
      --------                   ----------   --------    --------

      William S. Bristow, Jr.    14,869,154    805,733        2005
      Edmund M. Carpenter        14,858,829    816,058        2005
      G. Jackson Ratcliffe, Jr.  14,848,398    826,489        2005
      Donald W. Griffin          14,860,780    814,107        2003


      (2) The stockholders approved the Barnes Group Inc. Employee Stock And Ownership Program, as amended effective February 1, 2002. The proposal was adopted as 9,961,948 shares voted for, 3,831,402 shares voted against, 272,650 shares abstained and 1,608,887 shares were unvoted.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)     Exhibits

        Exhibit 10.1 $150,000,000 Senior Unsecured Revolving Credit Agreement dated as of June 14, 2002 among the Company and several commercial banks.

        Exhibit 10.2 The Company's Key Executive Stock Plan effective December 8, 1998.

        Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (b)    Form 8-K

        No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Barnes Group Inc.
                                          (Registrant)

Date  August 13, 2002  By  /S/ William C. Denninger
      ---------------    -------------------------------------
                         William C. Denninger
                         Senior Vice President, Finance
                         and Chief Financial Officer
                         (the principal financial officer)

Date  August 13, 2002 By  /s/ Francis C. Boyle, Jr.
      ---------------    -------------------------------------
                         Francis C. Boyle, Jr.
                         Vice President, Controller
                         (the principal accounting officer)



                              EXHIBIT INDEX

                             BARNES GROUP INC.

                      Quarterly Report on Form 10-Q
                     For Quarter ended June 30, 2002
                     --------------------------------

  Exhibit No. Description                              Reference
  ----------  -----------                              ---------

     10.1     $150,000,000 Senior Unsecured            Filed with this report.
              Revolving Credit Agreement dated
              as of June 14, 2002 among the Company
              and several commercial banks.

     10.2     The Company's Key Executive Stock Plan   Incorporated by
              effective December 8, 1998.              reference To Exhibit
                                                       4.4 to the Company's
                                                       Form S-8 filed on
                                                       March 27, 2001.

     99.1     Certification Pursuant to 18 U.S.C.      Filed with this report.
              Section 1350 as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act
              of 2002.

     99.2     Certification Pursuant to 18 U.S.C.      Filed with this report.
              Section 1350 as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act
              of 2002.
                                     -19-