Form 10-Q
period 2002-09-30
BARNES GROUP INC
filed 2002-11-13
CIK 9984

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM l0-Q

(Mark One)

(X)         Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

            For the quarterly period ended September 30, 2002

                                        or

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

                   Telephone Number (860) 583-7070

                Number of common shares outstanding at

                        November 11, 2002 - 18,892,472

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
                                      -1-

                        BARNES GROUP INC.
                         FORM 10-Q INDEX
          For the Quarterly Period ended September 30, 2002

DESCRIPTION                                                            PAGES
-----------                                                            -----

PART I.     FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

            Consolidated Statements of Income
            for the three months and nine months
            ended September 30, 2002 and 2001                              3

            Consolidated Balance Sheets as
            of September 30, 2002 and December 31, 2001                  4-5

            Consolidated Statements of Cash Flows
            for the nine months ended September 30,
            2002 and 2001                                                  6

            Notes to Consolidated Financial
            Statements                                                  7-15

            Report of Independent Auditors                                16

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                 17-23

   ITEM 3.  Quantitative and Qualitative Disclosure
            About Market Risk                                             23

   ITEM 4.  Controls and Procedures                                    23-24

PART II.    OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K                              25

            Signatures                                                    25

            Certifications                                             26-28

            Exhibit Index                                                 28

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              BARNES GROUP INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)
                                 (Unaudited)

                             Three months ended           Nine months ended
                                September 30,               September 30,
                             --------------------      ---------------------
                               2002         2001         2002         2001
                             --------     --------     ---------    --------
Net sales                    $196,799     $186,500     $600,420     $585,214

Cost of sales                 134,524      125,178      407,028      391,630
Selling and admin-
 istrative expenses            52,256       49,702      158,054      154,771
                             --------     --------     --------     --------
                              186,780      174,880      565,082      546,401
                             --------     --------     --------     --------
Operating income               10,019       11,620       35,338       38,813

Other income                    2,156          958        3,357        3,699

Interest expense                3,877        3,848       10,895       12,567
Other expenses                    167        1,127          378        3,429
                             --------     --------     --------     --------
Income before income
 taxes                          8,131        7,603       27,422       26,516

Income taxes                    1,215        1,901        5,073        6,629
                             --------     --------     --------     --------
Net income                   $  6,916     $  5,702     $ 22,349     $ 19,887
                             ========     ========     ========     ========
Per common share:
 Net income
      Basic                  $    .37     $    .31     $   1.20     $   1.07
      Diluted                     .36          .30         1.17         1.05
 Dividends                        .20          .20          .60          .60

Average common shares
 outstanding
      Basic                18,839,580   18,481,546   18,697,265   18,536,308
      Diluted              19,150,751   18,998,071   19,156,896   18,949,447

                           See accompanying notes.

                         BARNES GROUP INC.
                    CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)


ASSETS                                September 30,   December 31,
                                          2002           2001
                                      ------------    -----------
                                       (Unaudited)
Current assets
  Cash and cash equivalents             $ 38,923       $ 48,868

  Accounts receivable, less allowances
   (2002-$2,665; 2001-$3,114)            111,216         94,124

  Inventories
    Finished goods                        56,185         51,840
    Work-in-process                       17,179         15,506
    Raw materials and supplies            12,049         18,375
                                        --------       --------
                                          85,413         85,721

  Deferred income taxes                   17,173         16,702
  Prepaid expenses                        10,919         11,120
                                        --------       --------
    Total current assets                 263,644        256,535

Deferred income taxes                      7,342          5,783

Property, plant and equipment            425,701        406,639

  Less accumulated depreciation          264,751        253,696
                                        --------       --------
                                         160,950        152,943

Goodwill                                 169,529        159,836

Other assets                              71,712         61,408
                                        --------       --------
Total assets                            $673,177       $636,505
                                        ========       ========


                             See accompanying notes.

                        BARNES GROUP INC.
                    CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY     September 30,   December 31,
                                             2002           2001
                                         ------------    -----------
                                         (Unaudited)
Current liabilities
  Notes payable                            $     --       $  5,500
  Accounts payable                           68,526         71,410
  Accrued liabilities                        63,494         59,118
  Long-term debt - current                    8,227         47,576
                                           --------       --------
  Total current liabilities                 140,247        183,604

Long-term debt                              234,345        178,365
Accrued retirement benefits                  67,906         63,610
Other liabilities                            13,234         12,089

Stockholders' equity
  Common stock-par value $0.01 per share
    Authorized: 60,000,000 shares
    Issued: 22,037,769 shares
      stated at par value                       220            220
  Additional paid-in capital                 52,254         54,874
  Treasury stock at cost,
    2002-3,165,314 shares
    2001-3,576,322 shares                   (64,517)       (76,903)
  Retained earnings                         254,281        243,369
  Accumulated other non-owner
    changes to equity                       (24,793)       (22,723)
                                           --------       --------
Total stockholders' equity                  217,445        198,837
                                           --------       --------
Total liabilities and stockholders'
  equity                                   $673,177       $636,505
                                           ========       ========


                           See accompanying notes.

                            BARNES GROUP INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             Nine months ended September 30, 2002 and 2001
                         (Dollars in thousands)
                              (Unaudited)
                                                     2002     2001
                                                   -------  -------
Operating activities:
  Net income                                       $22,349  $19,887
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation and amortization                 25,073   28,067
      Gain on disposition of property,
        plant and equipment                           (129)    (100)
      Changes in assets and liabilities:
        Accounts receivable                         (9,264) (10,689)
        Inventories                                  9,433      299
        Prepaid expenses                              (280)  (4,265)
        Accounts payable                            (6,756)  11,385
        Accrued liabilities                            714   (2,642)
        Deferred income taxes                       (1,271)   9,160
        Long-term pension asset                     (5,290)  (5 110)
      Other                                          1,030   (4,176)
                                                   -------  -------
Net cash provided by operating activities           35,609   41,816
Investing activities:
  Proceeds from disposition of property, plant       1,936      378
  Capital expenditures                             (14,581) (18,970)
  Business acquisitions, net of cash acquired      (31,466)     (43)
  Other                                               (651)    (568)
                                                   -------  -------
Net cash used by investing activities              (44,762) (19,203)
Financing activities:
  Net decrease in notes payable                     (3,249)  (2,002)
  Payments on long-term debt                        (8,646) (25,000)
  Proceeds from the issuance of long-term debt      17,678   24,900
  Proceeds from the issuance of common stock         3,353    2,322
  Common stock repurchases                          (1,147)  (8,214)
  Dividends paid                                   (11,233) (11,128)
  Proceeds from sale of swaps                        4,702   13,766
  Other                                               (748)    (430)
                                                   -------  -------
Net cash provided (used) by financing activities       710   (5,786)
Effect of exchange rate changes on cash flows       (1,502)  (2,196)
                                                   -------  -------
(Decrease) increase in cash and cash equivalents    (9,945)  14,631
Cash and cash equivalents at beginning of period    48,868   23,303
                                                   -------  -------
Cash and cash equivalents at end of period         $38,923  $37,934
                                                   =======  =======
                        See accompanying notes.
                                   -6-

Notes to Consolidated Financial Statements:

1.    Summary of Significant Accounting Policies
      ------------------------------------------
      The accompanying unaudited consolidated balance sheet and consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, please refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

      Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2.    Net Income Per Common Share
      ---------------------------
      For the purposes of computing diluted earnings per share, the weighted average number of shares outstanding was increased by 311,171 and 16,525 for the three-month periods ended September 30, 2002 and 2001, respectively, and 459,631 and 413,139 for the nine-month periods ended September 30, 2002 and 2001, respectively, for the potential dilutive effects of stock-based incentive plans. As of September 30, 2002 there were 3,974,780 options for shares of common stock outstanding of which 2,172,719 were considered dilutive. There were no adjustments to net income for the purpose of computing income available to common stockholders for those periods.

3.    New Accounting Standards
      ------------------------
      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires companies to account for acquisitions entered into after June 30, 2001 using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be recorded separately from goodwill. SFAS 142 sets forth the accounting for goodwill and other intangible assets. Goodwill and other intangible assets with indefinite lives are no longer amortized and instead are evaluated at least annually for impairment by comparing the carrying value to the fair value at the reporting unit level. Intangible assets with finite lives will be amortized over their useful lives. SFAS 142 is effective for acquisitions completed after June 30, 2001 and, as of January 1, 2002, become effective for all other prior acquisitions.

      SFAS 142 states that an entity has six months from the date it initially applies SFAS 142 to complete the transitional goodwill impairment test. Management has completed the fair value assessment as of both the adoption date and the annual measurement date and determined that no impairments exist. The Company assesses the carrying value of goodwill annually. There can be no assurances that an impairment will not occur in the future.

      In accordance with SFAS 142, the Company no longer amortizes goodwill. The following table presents income adjusted to exclude goodwill amortization expense recognized in the prior period:


                 (Dollars in thousands, except for per share data)
                                  (Unaudited)

                                 Three months ended        Nine months ended
                                    September 30,             September 30,
                                 ------------------        -------------------
                                   2002        2001          2002        2001
                                  ------      ------       -------     -------
Net income, as reported           $6,916      $5,702       $22,349     $19,887
Add back: goodwill amortization,
 net of income taxes                  --         873            --       2,569
                                  ------      ------       -------     -------
Adjusted net income               $6,916      $6,575       $22,349     $22,456
                                  ======      ======       =======     =======

Basic earnings per share,
 as reported                      $  .37      $  .31       $  1.20     $  1.07
Add back: goodwill amortization,
 net of income taxes                  --         .05            --         .14
                                  ------      ------       -------     -------
Adjusted basic earnings per share $  .37      $  .36       $  1.20     $  1.21
                                  ======      ======       =======     =======

Diluted earnings per share,
 as reported                      $  .36      $  .30       $  1.17     $  1.05
Add back: goodwill amortization,
 net of income taxes                  --         .05            --         .14
                                  ------      ------       -------     -------
Adjusted diluted earnings
 per share                        $  .36      $  .35       $  1.17     $  1.19
                                  ======      ======       =======     =======

4.    Acquisitions
      ------------
      On February 21, 2002, the Company purchased substantially all of the manufacturing assets of Seeger-Orbis GmbH & Co. OHG of Germany (Seeger-Orbis) from TransTechnology Corporation. Seeger-Orbis is a leading manufacturer of retainer rings and other precision engineered metal components. The results of operations of Seeger-Orbis have been included in the consolidated financial statements since the purchase date. The acquired business expands both the product offerings and geographic scope of the Associated Spring segment.

      On April 29, 2002, the Company acquired Spectrum Plastics Molding Resources, Inc. (Spectrum Plastics), a fully integrated, precision injection molder of plastic products. The results of operations of Spectrum Plastics have been included in the consolidated financial statements since the purchase date and are included in the Associated Spring segment. The acquisition adds a complementary product line that will expand the current product offerings of this segment, enabling it to become a single-source solution for customers needing plastic and metal components and assemblies.

      The aggregate cost of these two acquisitions was approximately $37.0 million. Consideration for the acquisitions included cash of approximately $31.3 million, of which $2.0 million will be paid in two equal installments in April 2003 and April 2004, issuance of 119,048 shares of Barnes Group common stock (at a market value at the time of the acquisition of approximately $3.0 million), and the assumption of $2.7 million of capital lease debt. The cost of the acquisitions may change based on final purchase price adjustments and finalization of integration plans.

5.    Acquired Intangible Assets
      --------------------------
      Intangible assets, other than goodwill, consist of registered trademarks purchased in the acquisition of the nitrogen gas spring business in 1999. These trademarks are being amortized over their estimated useful lives of 30 years. At September 30, 2002, the gross carrying amount of trademarks was $4.3 million and accumulated amortization was $0.4 million. Amortization expense for the nine-month period was insignificant. The estimated aggregate amortization expense is approximately $0.1 million in each of the years 2002 through 2006.

      The Company is in the process of obtaining third-party valuations of certain intangible assets acquired with Seeger-Orbis and Spectrum Plastics. Any amounts attributable to such intangible assets are expected to be finalized by December 31, 2002 in the purchase price allocations for such businesses. Intangible assets that were acquired with the Seeger-Orbis and Spectrum Plastics businesses are not included in the $4.3 million discussed above.

6.    Goodwill
      --------

      The following table sets forth the change in the carrying amount of goodwill for each reportable segment for the period ended September 30, 2002:

                                     (Dollars in thousands)
                                          (Unaudited)
                              Associated       Barnes        Barnes      Total
                                  Spring    Aerospace  Distribution        BGI
                              ----------    ---------  ------------   --------
      Balance as of
       January 1, 2002          $ 68,505     $ 31,415      $ 59,916   $159,836
      Goodwill acquired            9,693           --            --      9,693
                                --------     --------      --------   --------
      Balance as of
       September 30, 2002       $ 78,198     $ 31,415      $ 59,916   $169,529
                                ========     ========      ========   ========

      An adjustment of $0.9 million to acquired goodwill relates to the November 2001 acquisition of the assets of Forward Industries for the Associated Spring segment. Goodwill of $8.8 million relates to the April 2002 acquisition of Spectrum Plastics. This amount may be adjusted upon finalization of the purchase price allocation as discussed in Note 5. There is no goodwill recognized in connection with the acquisition of Seeger-Orbis, pending completion of third-party valuations of certain intangible assets as discussed in Note 5.

7.    Business Reorganization Accruals
      --------------------------------
      In connection with the Curtis Industries acquisition in May 2000, the Company incurred certain integration costs. During 2000 and 2001, the Company recorded total costs of $9.7 million related primarily to lease consolidation costs, facility closure costs and reductions in personnel. At December 31, 2001, $5.5 million remained as liabilities related primarily to future lease payments and facility closure costs. During 2002, $1.6 million of the accrual has been utilized primarily in connection with warehouse closures. As of September 30, 2002, an accrual of approximately $3.9 million remained in connection with the integration programs. The integration activities are expected to be completed by December 31, 2002 except for the future lease payments, which will continue through the remaining lives of the leases.

      During the fourth quarter of 2001, the Company recorded pre-tax charges of $4.8 million, primarily for the Associated Spring segment, related to actions aimed at reducing the Company's infrastructure. Such actions included the closure of an Associated Spring plant in Texas. Additional costs to transfer certain retained business to other Associated Spring plants in 2002 were not accruable in 2001 and are recognized as incurred in 2002. At December 31, 2001, the accrual balance of $2.2 million related primarily to facility holding costs and severance. During the first nine months of 2002, $1.0 million of the accrual has been utilized. As of September 30, 2002 the remaining balance of approximately $1.2 million related primarily to post-closure holding costs for the Texas plant, which is currently for sale.

8.    Debt
      ----
      On June 14, 2002, the Company replaced its revolving credit and term loan agreement with a new $150.0 million Senior Unsecured Revolving Credit Agreement due June 14, 2005 with 11 commercial banks. The Company had borrowed $50.0 million under this agreement at September 30, 2002. The interest rate, which is equal to LIBOR plus 1.50%, was 3.33% at September 30, 2002.

      A commitment fee is payable quarterly on the unused portion of the facility. This fee is calculated as a rate per annum on the average daily unused commitment during each calendar quarter. The rate changes based upon the Company's leverage ratio. On September 30, 2002, the applicable annual rate was 0.450%.

      The new revolving credit agreement contains financial covenants that require the maintenance of interest coverage and leverage ratios, and minimum levels of net worth. The agreement also places certain restrictions on indebtedness, capital expenditures and investments by the Company and its subsidiaries. Such covenants and restrictions determine the amount that the Company may borrow under such agreement.

      As of September 30, 2002, the Company is required to maintain a ratio of Senior Debt to EBITDA, as defined in the agreement, of not more than 3.5 times. At December 31, 2002, the ratio is required to be not more than
      3.0 times. The actual ratio as of September 30, 2002 was 3.02 times. The Company expects to meet the 3.0 times requirement at year-end.

      The Company assumed $2.7 million of debt related to capital leases with the acquisition of Spectrum Plastics in April 2002. The weighted average interest rate on these borrowings at September 30, 2002 was 7.75%. This debt has an interest rate equalization prepayment penalty.

      In August 2002, the Company terminated its $60.0 million interest rate swap agreement dated July 21, 2001. This agreement had effectively converted interest on the Company's 9.34% fixed rate notes to floating rate interest at LIBOR plus 2.76%. The Company received a payment of $4.7 million at termination, representing the fair value of the swap at the time of termination. The accumulated adjustment of $4.7 million, included in the carrying value of the debt, is being amortized as a reduction to interest expense in accordance with the terms of the underlying debt.

      In August 2002, the Company entered into a new interest rate swap agreement. This agreement effectively converts $25.0 million of 7.13% fixed rate notes to variable rate debt at an interest rate equal to LIBOR plus 4.25%. The effective borrowing rate at September 30, 2002 was 6.02%.

9.    Comprehensive Income
      --------------------
      Comprehensive income includes all changes in equity during a period except those resulting from the investment by, and distributions to, stockholders. For the Company, comprehensive income includes net income and other non-owner changes to equity, which is comprised of foreign currency translation adjustments and deferred gains and losses related to certain derivative instruments.

                           Statement of Comprehensive Income
                               (Dollars in thousands)
                                    (Unaudited)

                                      Three months ended   Nine months ended
                                           September 30,       September 30,
                                      ------------------   -----------------
                                         2002      2001      2002     2001
                                       -------   -------   -------  -------
Net income                             $6,916    $5,702    $22,349  $19,887
Unrealized losses on hedging
 activities, net of income taxes          (51)   (1,493)    (1,378)  (1,057)
Foreign currency
 translation adjustments               (5,098)   (2,832)      (692)  (3,638)
                                       ------    ------    -------  -------
Comprehensive income                   $1,767    $1,377    $20,279  $15,192
                                       ======    ======    =======  =======

10.   Income Taxes
      ------------
      A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate follows:

                                                   Nine months  Twelve months
                                                     ended         ended
                                                  September 30,  December 31,
                                                      2002          2001
                                                  ------------   ------------

      U.S. federal statutory income tax rate          35.0%         35.0%
      State taxes (net of federal benefit)             0.5           1.1
      Foreign losses without tax benefit               2.4           3.6
      Tax on foreign operations                      (15.8)        (22.8)
      NASCO equity income                             (0.1)          0.1
      Extraterritorial income exclusion               (0.7)           --
      Foreign sales corporation                         --          (1.5)
      ESOP dividend                                   (5.3)           --
      Other                                            2.5           3.0
                                                      ----          ----
      Consolidated effective income tax rate          18.5%         18.5%
                                                      ====          ====

11.   Information on Business Segments
      --------------------------------
      The following tables set forth information about the Company's operations by its three reportable business segments:

                           Operations by Reportable Business Segment
                                      (Dollars in thousands)
                                             (Unaudited)

                                  Three months ended      Nine months ended,
                                     September 30,           September 30,
                                     2002       2001       2002        2001
                                  --------   --------   ---------   --------
Revenues
     Associated Spring            $ 80,873   $ 65,165    $244,479    $215,916
     Barnes Aerospace               45,753     50,455     142,550     147,519
     Barnes Distribution            71,990     72,979     219,123     229,387
     Intersegment sales             (1,817)    (2,099)     (5,732)     (7,608)
                                  --------   --------    --------    --------
Total revenues                    $196,799   $186,500    $600,420    $585,214
                                  ========   ========    ========    ========
Operating profit
     Associated Spring            $  6,540   $  5,219    $ 21,462    $ 20,558
     Barnes Aerospace                1,306      5,006       6,920      12,872
     Barnes Distribution             2,480      1,468       7,987       6,287
                                  --------   --------    --------    --------
Total operating profit              10,326     11,693      36,369      39,717

     Interest income                   292        222         545         665
     Interest expense               (3,877)    (3,848)    (10,895)    (12,567)
     Other income(expense)           1,390       (464)      1,403      (1,299)
                                  --------   --------    --------    --------
Income before income taxes        $  8,131   $  7,603    $ 27,422    $ 26,516
                                  ========   ========    ========    ========

      The 2002 acquisitions added approximately $47.1 million of assets to the Associated Spring segment assets.

12.   Contingencies
      -------------
      Retirement Savings Plan:
      The Company continues to guarantee a minimum rate of return on certain pre-April 2001 assets of its 401(k) Retirement Savings Plan (the Plan). This guarantee will become a liability for the Company only if, and to the extent that, the value of the related Company stock does not cover the guaranteed asset value when an employee who had invested in the Barnes Group stock investment election or vested in the Company match, which is paid in Barnes Group stock, withdraws from the Plan.

      The following table provides a number of hypothetical market values of the Company's stock compared to the estimated guarantee amounts based on those market values:

                     (Dollars in thousands, except for per share data)

                              Stock price            Plan
                               per share           Guarantee
                             -----------           ---------
                                 $28.00             $    30
                                  24.00                  40
                                  20.00                 400
                                  16.00               2,800
                                  12.00               9,900

      At September 30, 2002, the value of the Company's guarantee on these assets was approximately $0.4 million.


      Restrictions on Stock Consideration for Spectrum Plastics:
      The sole shareholder of Spectrum Plastics received 119,048 shares of the Company's common stock as partial consideration for Spectrum Plastics. For the one-year period following the required holding period under the Federal securities laws (one-year requirement), the sole shareholder has agreed not to sell the Company shares received in the acquisition at a price below $25.20 per share without the consent of the Company. In the event he sells any of the shares during that period with the consent of the Company or during the one month following that period, the Company will pay to him an amount equal to the difference between $25.20 per share and a lesser price at which he sells such shares.



With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three- and nine-month periods ended September 30, 2002 and 2001, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 11, 2002 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.


                         REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Barnes Group Inc.

We have reviewed the accompanying consolidated statements of income of Barnes Group Inc. and its subsidiaries for each of the three-month and nine-month periods ended September 30, 2002 and 2001, the consolidated statement of cash flows for the nine-month periods ended September 30, 2002 and 2001 and the consolidated balance sheet as of September 30, 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 30, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Hartford, Connecticut
October 11, 2002

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

Inventory Valuation:
Inventories are valued at the lower of cost or market. The last-in, first-out
(LIFO) method was used to value the majority of domestic inventories. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable value. The process for evaluating the value of excess and obsolete inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may necessitate future adjustments to these provisions.

Business Acquisitions:
Assets and liabilities acquired in business combinations are recorded at their estimated fair values at the acquisition date. At September 30, 2002, the Company has $169.5 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. In accordance with SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. The assessment of goodwill involves the estimation of the fair value of "reporting units," as defined by the SFAS 142. Management completed this assessment during the second quarter of 2002 based on the best information available as of the date of the assessment, which incorporated management assumptions about expected future cash flows. Future cash flows can be affected by changes in the global and local economies, industries and markets in which the Company sells products or services, and the execution of management's plans, particularly with respect to integrating acquired companies. There can be no assurance that future events will not result in impairment of goodwill or other assets.

Reorganization of Businesses:
The Company records liabilities at the time when management approves and commits to a reorganization plan. This plan must identify all significant actions to be taken and specify an expected completion date that is within a reasonable period of time. The liability includes those costs that can be reasonably estimated. These estimates are subject to adjustments based upon actual costs incurred.

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations, Continued:

Pension and Other Postretirement Benefits:
Accounting policies and significant assumptions related to pension and other postretirement expense are disclosed in Note 11 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company has estimated the long-term rate of return on pension plan assets to be 9.75% based on actual historical performance. A one-quarter percentage point change in the assumed long-term rate of return would impact the Company's pretax income by approximately $0.7 million annually. The Company reviews this and other assumptions at least annually.

Income Taxes:
At September 30, 2002, the Company has recognized $24.5 million of deferred tax assets, net of valuation reserves. The realization of these benefits is dependent on future income. For those jurisdictions where the expiration date of tax carry-forwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided. Management believes that sufficient income will be earned in the future to realize deferred income tax assets, net of valuation allowances recorded. The recognized net deferred tax asset is based on the Company's estimates of future taxable income and its tax planning strategies. The realization of these deferred tax assets can be impacted by changes to tax codes, statutory tax rates and future taxable income levels.

                            RESULTS OF OPERATIONS
                            ---------------------
The following table sets forth, as a percentage of revenue, the Company's consolidated statement of income data for the quarter and nine months ended September 30, 2002 and 2001:

                                   Three months ended       Nine months ended,
                                       September 30,           September 30,
                                    2002        2001         2002        2001
                                  --------    --------     --------    -------
Net sales                          100.0%      100.0%       100.0%      100.0%
Cost of sales                       68.4        67.1         67.8        66.9
                                   -----       -----        -----       -----
Gross profit                        31.6        32.9         32.2        33.1
Selling and
  administrative expenses           26.5        26.7         26.3        26.5
                                   -----       -----        -----       -----
Operating income                     5.1         6.2          5.9         6.6
Other income                         1.1         0.5          0.6         0.6
Interest expense                     2.0         2.0          1.8         2.1
Other expense                        0.1         0.6          0.1         0.6
Income taxes                         0.6         1.0          0.9         1.1
                                   -----       -----        -----       -----
Net income                           3.5%        3.1%         3.7%        3.4%
                                   =====       =====        =====       =====
                                      -18-

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations, Continued:

Net sales for the third quarter 2002 were $196.8 million, up 5.5% from $186.5 million last year. Sales growth in the third quarter reflects the Company's recent acquisitions, which contributed $12.3 million to the Associated Spring segment's sales, and strong growth in Associated Spring's base business. This was partially offset by a 9.3% decline in sales at Barnes Aerospace and a 1.4% decline at Barnes Distribution. The Company's sales for the first nine months of 2002 were $600.4 million, up 2.6% from $585.2 million for the same period in 2001. The increase on a year-to-date basis reflects sales from acquisitions of $28.6 million, partially offset by the decline at Barnes Aerospace, which coincides with a decline in the aerospace industry, and the impact on Barnes Distribution of adverse market conditions in the manufacturing, industrial and transport services sectors.

Third quarter operating income was $10.0 million compared to $11.6 million in the corresponding 2001 period. These results largely reflect the impact of lower sales volume and severance costs in the Barnes Aerospace segment combined with higher postretirement expense primarily at Associated Spring. The 2002 year-to-date operating income was $35.3 million compared to $38.8 million in 2001.

Operating income margin for the third quarter was 5.1% compared to 6.2% a year ago. Gross margin declined to 31.6% from 32.9% a year ago. Gross margin improvements at Associated Spring and Barnes Distribution were more than offset by lower margins at Barnes Aerospace. Total selling and administrative expenses in the third quarter declined slightly, as a percentage of sales, from the year ago period. Reductions in selling and administrative costs at Associated Spring and Barnes Distribution were partially offset by higher severance at Barnes Aerospace and higher postretirement costs at Associated Spring.

                      Segment Review - Sales and Operating Profit
                      -------------------------------------------
Associated Spring sales for the 2002 third quarter and year-to-date were $80.9 million and $244.5 million, up 24.1% and 13.2% from a year ago. Strong sales of nitrogen gas springs and products for the global transportation market, as well as $12.3 million of incremental sales from recent acquisitions, favorably impacted sales growth in the third quarter. Sales to customers in the telecommunications and electronics industries, however, were off significantly from a year ago and may continue to worsen, due to economic conditions in these industries worldwide. Third quarter and year-to-date operating profit for the segment increased to $6.5 million and $21.5 million, increases of 25.3% and 4.4%, respectively, from the comparable 2001 periods. Operating profit growth reflected the higher sales volume combined with lower costs and productivity improvements.

Barnes Aerospace third quarter and year-to-date 2002 sales were $45.8 million and $142.6 million, down 9.3% and 3.4%, respectively, from the comparable 2001 periods. Operating profit for the third quarter and year-to-date period decreased to $1.3 million and $6.9 million, respectively, reflecting lower sales volume, severance expense of $0.7 million in the third quarter and $1.3 million year-to-date, and

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations, Continued:

higher costs aimed at improving productivity. Air traffic, which impacts orders for new aircraft, has not returned to pre-September 11, 2001 levels and is not expected to do so in the near future. While sales were down 9.3% for the quarter, orders of $39.1 million were down 25.6% compared to a year ago. Order backlog has declined in each of the last four quarters and now stands at $143.0 million, down nearly 10% from $158.7 million at December 31, 2001. The growth and customer diversification programs initiated by Barnes Aerospace several years ago are helping to mitigate some of the impact of the current aerospace downturn. Nevertheless, management has continued to reduce the cost structure of the business through workforce reductions and other actions. These actions are expected to generate substantial cost savings going forward.

Barnes Distribution third quarter and year-to-date 2002 segment sales were $72.0 million and $219.1 million, respectively, and were decreases of 1.4% and 4.5% from the comparable 2001 periods. The sales decline reflects the continued weak economic conditions in the North American and European industrial and transport services markets. Despite the sales decline, operating profit improved significantly in the third quarter and year-to-date periods to $2.5 million and $8.0 million, respectively. This improvement was attributable to realization of the synergies of the Curtis Industries acquisition and the resulting cost savings from warehouse consolidations, reduced selling and administrative expenses, and gross margin improvements.

                             Other Income/Expense
                             --------------------
The increase in other income for the third quarter compared to 2001 resulted from foreign exchange transaction gains of $1.6 million compared to gains of $0.6 million a year ago. These transaction gains related primarily to exposures on U.S. dollar-denominated financial instruments at the Company's international locations. To reduce its foreign currency exposure in countries where the local currency is strengthening against the U.S. dollar, management has converted U.S. dollar-denominated cash and short-term investments to local currency, and are using forward currency contracts for other U.S. dollar-denominated assets in an effort to reduce the volatility of changes in foreign exchange rates on the income statement. In weaker currency countries such as Brazil and Mexico, management continues to invest excess cash in U.S. dollar-denominated instruments. The significant gain in the third quarter reflects changes in the Brazilian currency, on investments that were U.S. dollar-based.

Lower interest expense in the first nine months of 2002 was a result of lower market interest rates and a fixed-to-variable interest rate swap agreement that more than offset the impact of an increase in average borrowings.
Other expenses declined in 2002 due to an accounting change that eliminated goodwill amortization of $1.0 million and $3.1 million in the third quarter and year-to-date, respectively. This change is described more fully in Note 3, "New Accounting Standards."
                                      -20-

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations, Continued:

                                    Income Taxes
                                    ------------
The Company's effective tax rate for the first nine months of 2002 was 18.5% compared to 25.0% for the same period in 2001. The lower tax rate in 2002 reflects the benefit of an ESOP dividend distribution tax deduction. The 2002 tax deduction, which also included a retroactive election for the 2001 dividend distribution, was the result of an amendment to the Retirement Savings Plan, which provides for participants who have invested in Barnes Group stock to elect to receive a cash distribution or to reinvest their dividends. The tax rate percentage is expected to be in the low 20's in 2003, assuming an anticipated shift in earnings to countries with higher tax rates, primarily the United States.

                        Net Income and Net Income Per Share
                        -----------------------------------
Consolidated net income for the third quarter of 2002 and 2001 was $6.9 million and $5.7 million, respectively. Basic and diluted earnings per share for the third quarter of 2002 were $.37 and $.36, respectively, compared to basic and diluted earnings per share of $.31 and $.30, respectively, for the third quarter of 2001.

Consolidated net income for the first nine months of 2002 and 2001 was $22.3 million and $19.9 million, respectively. Basic and diluted earnings per share for the first nine months of 2002 were $1.20 and $1.17, compared to 2001's basic and diluted earnings per share of $1.07 and $1.05, respectively.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------
Management assesses the Company's liquidity in terms of its overall ability to generate cash to fund its operating and investing activities. Of particular importance in the management of liquidity are cash flows generated from operating activities, capital expenditure levels, dividends, capital stock transactions, effective utilization of surplus cash positions overseas and adequate bank lines of credit.

The Company's ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow and working capital and anticipates operating activities in 2002 will provide sufficient cash to meet the Company's current financial commitments and take advantage of opportunities for organic growth.

Net cash provided by operating activities in the first nine months of 2002 was $35.6 million, down from $41.8 million provided in the first nine months of 2001. In the first nine months of 2002, operating cash flows were negatively impacted primarily by a higher use of working capital compared to the same 2001 period. Accounts payable decreased in part due to reduced inventory purchases combined with the impact in 2002, of aggressive working capital management at the end of 2001.

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations, Continued:

The reduction in depreciation and amortization expense was due to the absence of $3.1 million of goodwill amortization in 2002, as previously discussed. In addition, depreciation declined $0.8 million due to lower capital spending over the past three years and the retirement of older assets. During the first nine months of 2001, the increase in prepaid expenses was primarily due to an increase in prepaid taxes, which resulted from overpayments that will be applied to subsequent years. In addition, the 2001 net decrease in deferred taxes resulted primarily from changes in temporary differences related to property, plant and equipment and accrued retirement benefits.

Net cash used by investing activities in the first nine months of 2002 was $44.8 million compared with $19.2 million in 2001. The significant increase in investing activities for the first nine months of 2002 resulted from the acquisitions of Seeger-Orbis and Spectrum Plastics. The Seeger-Orbis acquisition was funded from cash held by the Company outside the United States. Due to the current economic environment, capital spending was below the 2001 level.

Net cash provided by financing activities was $0.7 million in the first nine months of 2002, compared to $5.8 million used in the comparable period of 2001. Cash generation included $4.7 million of cash proceeds from the termination of an interest rate swap agreement. In 2002, cash provided by operating activities, and proceeds from additional borrowings under the revolving credit agreement and short-term credit lines, and excess cash were used to fund acquisitions and capital expenditures, and to pay dividends. In 2001, proceeds from the sale of a cross-currency debt swap, combined with strong cash flow from operating activities, were used in part to fund capital expenditures, pay dividends, repurchase the Company's stock and reduce debt.

The Company maintains bank borrowing facilities to supplement internal cash generation. At September 30, 2002, the Company had a $150.0 million borrowing facility under a three-year revolving credit agreement of which $50.0 million was borrowed at an interest rate of 3.33%. The Company also has approximately $15.0 million in uncommitted short-term bank credit lines, none of which was in use at September 30, 2002. Borrowing capacity is restricted based upon various debt covenants. The most restrictive covenant requires the Company to maintain a ratio of Senior Debt to EBITDA, as defined in the agreement, of not more than 3.5 times at September 30, 2002. The actual ratio was 3.02 times and would have allowed additional borrowings under senior borrowing facilities of $37.9 million on September 30, 2002. The covenant will change to 3.0 times at December 31, 2002, which the Company expects to meet.

The Company assumed $2.7 million of debt related to capital leases with the acquisition of Spectrum Plastics in April 2002. The weighted average interest rate on this borrowing at September 30, 2002 was 7.75%. This debt has an interest rate equalization prepayment penalty.

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations, Continued:

The Company believes its credit facilities coupled with cash generated from operations are adequate to finance its anticipated future requirements.

The funded status of the Company's pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Recent declines in the value of securities traded in equity markets and declines in long-term interest rates have had a negative impact on the funded status of the plans. In 2002, no contribution was required and no contribution was made to any of the pension plans. Upon final measurement of the plans' funded status in the fourth quarter of 2002, the Company may recognize an additional minimum pension liability through an after-tax charge to accumulated other non-owner changes to equity. The amount of additional minimum pension liability is subject to changes in the returns on invested assets and long-term interest rates during the fourth quarter.

                         RECENT ACCOUNTING CHANGES
                         -------------------------
In April 2002, Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, amendment of FASB Statement No. 13, and Technical Corrections," was issued. The standard eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or cash flow.

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. This statement provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and does not impact the Company's existing reorganization accruals. Adoption of this standard may impact the timing of recognition of costs associated with future exit and disposal activities.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no significant change in the Company's exposure to market risk during the first nine months of 2002. For discussion of the Company's exposure to market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4. Controls and Procedures

During the 90-day period prior to the filing date of this report, management, including the Company's President and Chief Executive Officer and Chief Financial

Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of, that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls since the date of the evaluation, or in other factors, which could significantly affect internal controls subsequent to the date the Company's President and Chief Executive Officer and Chief Financial Officer carried out their evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation.

                         Forward-Looking Statements
                         --------------------------
This quarterly report may contain certain forward-looking statements as defined in the Public Securities Litigation and Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements. Investors are encouraged to consider these risks and uncertainties as described within the Company's periodic filings with the Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, the following: the ability of the Company to integrate newly acquired businesses and to realize acquisition synergies on schedule; changes in market demand for the types of products and services produced and sold by the Company; the Company's success in identifying and attracting customers in new markets; the Company's ability to develop new and enhanced products to meet customers' needs on time; the Company's ability to finance growth plans, share repurchases and general operating activities; the Company's ability to achieve earnings forecasts; changes in economic and political conditions worldwide and in the locations and industries where the Company does business; interest and foreign exchange rate fluctuations; and changes in laws and regulations.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

 (a)    Exhibits

        Exhibit 15 Letter regarding unaudited interim financial information.


        Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (b)    Form 8-K

        No reports on Form 8-K were filed during the quarter ended September 30, 2002.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Barnes Group Inc.
                                          (Registrant)

Date  November 13, 2002  By  /S/ William C. Denninger
      -----------------  -------------------------------------
                         William C. Denninger
                         Senior Vice President, Finance
                         and Chief Financial Officer
                         (the principal financial officer)

Date  November 13, 2002  By  /s/ Francis C. Boyle, Jr.
      -----------------  -------------------------------------
                         Francis C. Boyle, Jr.
                         Vice President, Controller
                         (the principal accounting officer)

CERTIFICATIONS

I, Edmund M. Carpenter, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Barnes Group Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002

                                                   /s/ Edmund M. Carpenter
                                                   -----------------------
                                                       Edmund M. Carpenter
                                     President and Chief Executive Officer



I, William C. Denninger, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Barnes Group Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002

                                                      /s/ William C. Denninger
                                                     -------------------------
                                                          William C. Denninger
                                                       Chief Financial Officer


EXHIBIT INDEX

                             BARNES GROUP INC.

                      Quarterly Report on Form 10-Q
                     For Quarter ended September 30, 2002
                     ------------------------------------

  Exhibit No. Description                              Reference
  ----------  -----------                              ---------

     15       Letter regarding unaudited interim       Filed with this report.
              financial information.

     99.1     Certification Pursuant to 18 U.S.C.      Filed with this report.
              Section 1350 as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act
              of 2002.

     99.2     Certification Pursuant to 18 U.S.C.      Filed with this report.
              Section 1350 as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act
              of 2002.
                                     -28-

                                                            Exhibit 15




November 13, 2002

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Commissioners:

We are aware that our report dated October 11, 2002 on our review of interim financial information of Barnes Group Inc. (the "Company') as of and for the period ended September 30, 2002 and included in the Company's quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in its Registration Statements on Form S-8 (No. 2-56437, pertaining to the Employee Stock Purchase Plan; No. 2-91285, pertaining to the 1981 Stock Incentive Plan; Nos. 33-20932 and 33-30229, pertaining to the Retirement Savings Plan; the registration statements filed on July 18, 1994, No. 33-91758, and May 16, 1997, No. 33-27339, pertaining to the 1991 Barnes Group Stock Incentive Plan; No. 333-41398 and No. 333-88518, pertaining to the Barnes Group Inc. Employee Stock and Ownership Program; and No. 333-57658, pertaining to the Key Executive Stock Plan).

Very truly yours,

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Hartford, Connecticut

                                                           Exhibit 99.1



                        CERTIFICATION PURSUANT TO

                          18 U.S.C. SECTION 1350

                          AS ADOPTED PURSUANT TO

              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Barnes Group Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edmund M. Carpenter, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

      1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Edmund M. Carpenter
-----------------------
Edmund M. Carpenter
Chief Executive Officer
November 13, 2002

                                                                 Exhibit 99.2



                        CERTIFICATION PURSUANT TO

                          18 U.S.C. SECTION 1350

                          AS ADOPTED PURSUANT TO

              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Barnes Group Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William C. Denninger, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

      1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ William C. Denninger
------------------------
William C. Denninger
Chief Financial Officer
November 13, 2002