Form 10-K
period 2002-12-31
BARNES GROUP INC
filed 2003-03-18
CIK 9984

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-4801

BARNES GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0247840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 Main Street, Bristol, Connecticut	06011-0489
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code:

(860) 583-7070

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☒    No ☐

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the close of business on June 28, 2002 was approximately $410,710,448.90, based on the closing price of the Common Stock on the New York Stock Exchange on that date. The company does not have any non-voting common equity.

The registrant had outstanding 20,224,214 shares of common stock as of March 10, 2003.

Documents Incorporated by Reference:

Parts I and II incorporate information by reference from the registrant’s 2002 Annual Report to Stockholders. Part III incorporates information by reference from the registrant’s Proxy Statement dated March 17, 2003.

PART I

Item 1.    Business.

The Company is a diversified international manufacturer of precision components and assemblies and distributor of industrial supplies, serving a wide range of markets and customers. Founded in 1857 and headquartered in Bristol, Connecticut, the Company was organized as a Delaware corporation in 1925. The Company consists of three businesses: Associated Spring, one of the world’s largest manufacturers of precision mechanical and nitrogen gas springs, retaining rings, and plastic injection molded components; Barnes Aerospace, a manufacturer and repairer of highly engineered assemblies and products for aircraft engines, airframes, and land-based industrial gas turbines; and Barnes Distribution, an international distributor of industrial maintenance, repair and operating supplies. Currently, the Company has more than 6,200 employees at over 60 locations worldwide.[1]

Associated Spring is the largest manufacturer of precision springs in North America, and one of the largest precision spring manufacturers in the world. Associated Spring is equipped to produce virtually every type of precision spring, from fine hairsprings for electronics and instruments to large heavy-duty springs for machinery. Associated Spring also manufactures nitrogen gas springs and manifold systems used to precisely control stamping presses; retaining rings; and injection-molded plastic-on-metal and metal-in-plastic components and assemblies.

Nearly all of Associated Spring’s products are highly engineered custom solutions. These products are made of various metals and plastic types, and are purchased primarily by durable goods manufacturers in industries such as consumer products, farm equipment, telecommunications, medical devices, home appliances, electronics and transportation.

Associated Spring provides complete engineering solutions from concept to manufacturing. These include product design and development, physical product and material testing, rapid prototyping and reduction of manufacturing-cycle times. Associated Spring’s products are sold in the United States and through the Company’s foreign subsidiaries to manufacturers in many industries, chiefly for use as components in their own products. Products are sold primarily through Associated Spring’s sales employees.

Associated Spring has a global and diverse customer base, including original equipment manufacturers (OEMs) of industrial and textile machinery, motors, light vehicles, heavy trucks, medical equipment, generators, electronic equipment, aircraft, household appliances and fixtures, hardware, office equipment, agricultural equipment, railroad equipment, general machinery and scientific instruments.

1	As used in this annual report, “Company” refers to the registrant and its consolidated subsidiaries except where the context requires otherwise, and “Associated Spring,” “Barnes Aerospace,” and “Barnes Distribution” refer to the above-defined businesses, but not to separate corporate entities.

Associated Spring has manufacturing operations in the United States, Brazil, Canada, China, Germany, Mexico, Singapore and Sweden, and has retained a minority interest of 15% in its former subsidiary in Argentina.

Associated Spring owns a 45% interest in a joint venture corporation in the United States with NHK Spring Co., Ltd. of Japan. The joint venture corporation, NHK-Associated Spring Suspension Components Inc. (“NASCO”), manufactures suspension springs at its facility in Bowling Green, Kentucky.

Barnes Aerospace is a worldwide producer of precision machined and fabricated components and assemblies for OEM turbine engine, airframe and industrial gas turbine builders and the United States military. Barnes Aerospace also provides jet engine component overhaul and repair services for many of the world’s major commercial airlines and the United States military. Barnes Aerospace products and services, which have earned a reputation for excellence throughout the international aerospace community, are sold primarily through Barnes Aerospace’s sales employees.

Barnes Aerospace’s machining and fabrication operations, with facilities in Arizona, Connecticut, Michigan, Ohio and Utah, produce critical engine and airframe parts through processes such as laser drilling, multi-axis milling and turning, and electrical discharge machining, and specialize in hot and cold forming of complex parts made from titanium and other aerospace alloys. Additional capabilities include superplastic forming and diffusion bonding, and machining of aluminum and other sheet metal products. Customers include airframe and gas turbine engine manufacturers for commercial and military jets, business jets, and land-based industrial gas turbines.

Barnes Aerospace’s overhaul and repair facilities, located in Connecticut, Ohio and Singapore, specialize in the refurbishment of jet engine components such as cases, rotating air seals, honeycomb air seals and housings. Processes performed at these facilities include electron beam welding, plasma coating, vacuum brazing, and water jet cleaning. Customers include worldwide major airlines and engine overhaul businesses and the United States military.

Barnes Distribution is an industry leader in the distribution of maintenance, repair and operating (MRO) supplies. Since 1927, it has grown into one of the world’s largest value-added MRO distributors and international logistics management service businesses. Barnes Distribution distributes under six widely-recognized brands: Bowman, Curtis, Mechanics Choice, Raymond, Autoliaisons and Motalink.

Bowman, Curtis, Mechanics Choice, Autoliaisons and Motalink distribute a wide variety of replacement parts and other products, and provide related inventory management and logistics services. These products include fasteners, special purpose hardware, electrical supplies, hydraulics, chemicals and security products. Raymond distributes die and nitrogen gas springs, mechanical struts and standard parts such as coil and flat springs, most of which are manufactured by Associated Spring. With the exception of springs from Associated Spring, the products sold by Barnes Distribution are obtained from outside suppliers.

Using innovative methods and new technology to solve complex supply problems, Barnes Distribution becomes a critical partner in the operation and profitability of its customers. Barnes Distribution has a well-diversified customer base ranging from small automobile dealers and repair shops to the largest railroads, utilities, food processors, chemical producers, and vehicle fleet operators. Barnes Distribution’s products are sold in the United States, Brazil, Canada, France, Ireland, Mexico, Spain, the United Kingdom and Asia through its sales force, and in many other countries through distributors.

On February 6, 2003, the Company acquired Kar Products, LLC of Des Plaines, Illinois and certain assets and liabilities of its Canadian business, A.&H. Bolt & Nut Company Ltd. (Kar Products). Kar Products is a full-service distributor of MRO supplies to industrial, construction, transportation and other markets. Kar Products adds to the Barnes Distribution segment a diversified customer base that operates in all 50 states, Puerto Rico and Canada, further enhancing Barnes Distribution’s international presence and leadership position within the MRO market. The combined sales and service organizations will have a direct sales force of more than 1,600 professionals.

Segment Analysis.    The analysis of the Company’s revenue from sales to unaffiliated customers, operating profit and assets by business segment as well as revenues from sales to unaffiliated customers and long-lived assets by geographic area appearing on pages 36 through 38 of the Company’s 2002 Annual Report to Stockholders, included as Exhibit 13 to this report, is incorporated by reference.

Competition.    The Company competes with many other companies, large and small, engaged in the manufacture and sale of custom metal parts and assemblies (including aerospace components). The Company believes Associated Spring is the largest manufacturer of precision springs in North America and one of the largest in the world. The Company also faces active competition in the products sold by Barnes Distribution. The principal methods of competition for the Company’s three businesses include service, quality, price, reliability of supply, technology, innovation, and also, in the case of Associated Spring and Barnes Aerospace, design.

Acquisition Summary.    For information regarding acquisitions, please see pages 9 through 10 of the Company’s 2002 Annual Report to Stockholders.

Backlog.    The backlog of the Company’s orders believed to be firm amounted to $205,676,000 at the end of 2002, as compared with $198,417,000 at the end of 2001. Of the 2002 year-end backlog, $151,791,000 is attributable to Barnes Aerospace and all of the balance is attributable to Associated Spring. $43,244,000 of Barnes Aerospace’s backlog is not expected to be shipped in 2003. Substantially all of the remainder of the Company’s backlog is expected to be shipped during 2003.

Raw Materials and Customers.    None of the Company’s divisions or segments is dependent upon any single source for its principal raw materials or products for resale, and all such materials and products are readily available. One customer, General Electric Co., accounted for 11.4% of the Company’s total sales in 2002. Sales by Associated Spring to its three largest customers accounted for approximately 30% of its business. Sales by Barnes Aerospace to General Electric and four other manufacturers in the aerospace industry accounted for approximately 60% of its business. Barnes Distribution is not dependent on any one or a few customers for a significant portion of its sales.

Research and Development.    Although most of the products manufactured by the Company are custom parts made to customers’ specifications, the Company is engaged in continuing efforts aimed at discovering and implementing new knowledge that is useful in developing new products or services or significantly improving existing products or services. The Company spent approximately $4,315,000 on research and development activities in 2002, as compared to expenditures of approximately $4,478,000 in 2001 and $4,528,000 in 2000. There were no significant customer-sponsored research and development activities.

Patents and Trademarks.    Patents, trademarks, licenses, franchises and concessions are not significant to any of the Company’s businesses.

Employees.    As of December 31, 2002, the Company employed 5,172 people.

Executive Officers.    See Part III, Item 10 of this Annual Report on Form 10-K for information regarding the Executive Officers of the Company.

Environmental Laws.    Compliance with federal, state, and local laws which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect, and is not expected to have a material effect, upon the capital expenditures, earnings, or competitive position of the Company.

Available Information:    The Company’s Internet address is www.barnesgroupinc.com. The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available on its website as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission.

Item 2.    Properties.

As shown on the following table, at December 31, 2002, the Company had 46 manufacturing, sales, and distribution facilities worldwide. All but three of the manufacturing facilities are owned. None of the owned properties is subject to any encumbrances. The majority of the distribution centers are leased.

Type of Facility	Canada & USA	Europe	Mexico & South America	Asia/ Pacific	Total
Associated Spring
Manufacturing	8	2	2	2	14
Sales & Development	2	—	—	—	2
Barnes Aerospace
Manufacturing	7	—	—	1	8
Sales	—	1	—	—	1
Barnes Distribution
Distribution Centers	12	6	2	1	21

Total	29	9	4	4	46

The above table does not include the Corporate Office of the Company, which is owned, or the headquarters for each of the businesses, one of which is owned and the other two of which are leased. The above chart does not include the 10 distribution facilities, offices and headquarter locations which were acquired as part of the acquisition of Kar Products. All of the Kar facilities, offices and locations are leased.

Item 3.    Legal Proceedings.

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their property is the subject.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of 2002 to a vote of security holders.

PART II

Item 5.    Market for the Registrant’s Common Stock and Related Stockholder Matters.

The information regarding the Company’s common stock contained on pages 33 through 35 and on page 41 of the Company’s 2002 Annual Report to Stockholders is incorporated by reference. As of March 10, 2003, the Company’s common stock was held by 20,224,214 stockholders of record. The Company’s common stock is traded on the New York Stock Exchange under the symbol “B”.

See Part III, Item 12 of this Annual Report on Form 10-K for information regarding securities authorized for issuance under equity compensation plans.

Item 6.    Selected Financial Data.

The selected financial data for the last five years contained on page 42 of the Company’s 2002 Annual Report to Stockholders are incorporated by reference.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial review and management’s analysis thereof appearing on pages 7 through 16 of the Company’s 2002 Annual Report to Stockholders are incorporated by reference.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

The information regarding market risk contained on page 15 of the Company’s 2002 Annual Report to Stockholders is incorporated by reference.

Item 8.    Financial Statements and Supplementary Data.

The financial statements and report of independent accountants appearing on pages 17 through 40 of the Company’s 2002 Annual Report to Stockholders are incorporated by reference. See also the report of independent accountants included on page 20 below pursuant to Item 302(a)(4) of Regulation S-K. The material on page 41 of the Company’s 2002 Annual Report to Stockholders is also incorporated by reference.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.    Directors and Executive Officers of the Company.

Information about the Company’s directors and nominees can be found in the material under “Election of Four Directors For A Three-Year Term” on pages 1 through 3, of the Company’s Proxy Statement dated March 17, 2003.

Information about the filing of reports by our directors, officers and 10% stockholders under Section 16(a) of the Securities Exchange Act of 1934, as amended, can be found under “Section 16(a) Beneficial Ownership Reporting Compliance” on page 16, of the Company’s Proxy Statement dated March 17, 2003.

The Company’s executive officers as of the date of this report are as follows:

Executive Officer	Position	Age as of December 31, 2002
Edmund M. Carpenter	President and Chief Executive Officer	61

John R. Arrington	Senior Vice President, Human Resources	56

Francis C. Boyle, Jr.	Vice President, Controller	52

Leonard M. Carlucci	Vice President, Barnes Group Inc. and President, Associated Spring	56

Joseph D. DeForte	Vice President, Tax	60

William C. Denninger	Senior Vice President, Finance and Chief Financial Officer	52

A. Keith Drewett	Vice President, Barnes Group Inc. and President, Barnes Distribution	56

Thomas P. Fodell	Vice President, Barnes Group Inc. and Chief Operating Officer, Associated Spring	52

Signe S. Gates	Senior Vice President, General Counsel and Secretary	53

Philip A. Goodrich	Senior Vice President, Corporate Development	46

Executive Officer	Position	Age as of December 31, 2002

Gregory F. Milzcik	Vice President, Barnes Group Inc. and President, Barnes Aerospace	43

Lawrence W. O’Brien	Vice President, Treasurer	53

Idelle K. Wolf	Vice President, Barnes Group Inc. and Chief Operating Officer, Barnes Distribution	50

Except for Messrs. Carpenter, Arrington, DeForte, Denninger, Drewett, Goodrich, Milzcik and O’Brien, and Mses. Gates and Wolf, each of the Company’s executive officers has been employed by the Company or its subsidiaries in an executive or managerial capacity for at least the past five years. Each officer holds office until his or her successor is chosen and qualified or otherwise as provided in the By-Laws, except Mr. Carpenter who holds office pursuant to an employment agreement with the Company, which is incorporated as Exhibit 10.12 to this report. No family relationships exist among the executive officers of the Company.

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

Mr. Drewett joined the Company as Vice President, Barnes Group Inc. and President, Barnes Distribution in May 2000, upon the Company’s acquisition of Curtis Industries. From 1998 to 2000, Mr. Drewett was President and Chief Executive Officer of Curtis Industries, Inc. From 1992 to 1998, he was President of the Automotive and Industrial Division of Curtis Industries. He was also Senior Vice President of Curtis from 1997 to 1998 and Vice President of Curtis from 1992 to 1997.

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

Mr. O’Brien joined the Company as Vice President and Treasurer in August 2001. From 1997 to 2001, Mr. O’Brien was Vice President and Treasurer of L-3 Communications Corporation. From 1981 to 1996, Mr. O’Brien worked for Pechiney Corporation including serving as Vice President and Treasurer from 1990 to 1996.

Ms. Gates joined the Company as Senior Vice President, General Counsel and Secretary in June 1999. From 1996 to 1999, Ms. Gates was Vice President, General Counsel and Corporate Secretary of Axel Johnson Inc., a manufacturing, distribution and service company in the energy, telecommunications and environmental industries.

Ms. Wolf joined the Company as Vice President, Barnes Group Inc. and Chief Operating Officer, Barnes Distribution in May 2000, upon the Company’s acquisition of Curtis Industries. From 1998 to 2000, Ms. Wolf was Executive Vice President and Chief Operating Officer of Curtis Industries, Inc. She was Senior Vice President and Chief Financial Officer of Curtis from 1997 to 1998, and Vice President of Finance and Chief Financial Officer from 1992 to 1997.

Item 11.    Executive Compensation.

The information under “Compensation of Directors” appearing on page 4, and under “Compensation and Management Development Committee Report,” “Compensation,” “Stock Options,” “Pension Plans,” “Employment Agreement,” “Change-In-Control and Severance Arrangements,” and “Performance Graph” appearing on pages 8 through 16 of the Company’s Proxy Statement dated March 17, 2003, is incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under “Stock Ownership By Directors and Executive Officers” and “Beneficial Owners of More than 5% of Shares” appearing on pages 5 and 6 of the Company’s Proxy Statement dated March 17, 2003, is incorporated by reference.

The information regarding securities authorized for issuance under equity compensation plans is set forth below.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders:
1991 Barnes Group Stock Incentive Plan (1991 Plan)	1,758,327	$22.19	(1)	171,832
Barnes Group Inc. Employee Stock and Ownership Program (2000 Plan)	2,542,901	$19.52	(2)	749,432
Employee Stock Purchase Plan (ESPP)	—	—		256,527
Equity compensation plans not approved by security holders:
Non-Employee Director Deferred Stock Plan	54,000	—		—
Key Executive Stock Plan	98,520	$26.30	(3)	6,286

Total	4,453,748	$20.80		1,184,077

Footnotes:

(1)	Weighted-average exercise price excludes 54,000 shares for restricted stock awards and 4,298 shares for dividend equivalents, both with zero exercise price.
(2)	Weighted-average exercise price excludes 351,300 shares for restricted stock awards and 18,739 shares for dividend equivalents, both with zero exercise price.
(3)	Weighted-average exercise price excludes 20,000 shares for incentive stock unit awards and 3,520 shares for dividend equivalents, both with zero exercise price.

Non-Employee Director Deferred Stock Plan.    The plan provides that each non-employee director is granted the right to receive 6,000 shares of Company common stock when his or her membership on the Board of Directors terminates. The plan provides for payment of a dividend equivalent amount equal to 6,000 times the dividend per share of common stock.

Key Executive Stock Plan.    In 1998, pursuant to the plan, 60,000 incentive stock units and 75,000 stock options to acquire shares of Company common stock were granted. There are no additional grants to be made under the plan. The stock options have a ten (10)-year term and vest over a period of four (4) years. The incentive stock units vest over a five (5)-year period.

Item 13.    Certain Relationships and Related Transactions.

None.

Item 14.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    During the 90-day period prior to the filing date of this report, management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon, and as of the date of, that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

Changes in Internal Controls.    There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date when the Company’s President and Chief Executive Officer and Chief Financial Officer carried out their evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	The report of PricewaterhouseCoopers LLP, independent accountants, and the following financial statements and financial statement schedules are filed as part of this report:

	Reference
	Form 10-K (page)	Annual Report to Stockholders (page)
Report of independent accountants	20	40
Consolidated balance sheets at December 31, 2002 and 2001		18
Consolidated statements of income for the years ended December 31, 2002, 2001, and 2000		17
Consolidated statements of changes in stockholders’ equity for the years ended December 31, 2002, 2001, and 2000		20
Consolidated statements of cash flows for the years ended December 31, 2002, 2001, and 2000		19
Notes to consolidated financial statements		21—39
Supplementary information Quarterly data (unaudited)		41
Consolidated schedule for the years ended December 31, 2002, 2001, and 2000:	21
Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

The consolidated financial statements listed in the above index which are included in the Annual Report to Stockholders of Barnes Group Inc. for the year ended December 31, 2002, are incorporated by reference. With the exception of the pages listed in the above index and in Items 1, 5, 6, 7, 7A, and 8, the 2002 Annual Report to Stockholders is not to be deemed filed as part of this report.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c)	The Exhibits required by Item 601 of Regulation S-K are filed as Exhibits to this Annual Report on Form 10-K and indexed at pages 22 through 26 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2003

BARNES GROUP INC.

By	/s/ EDMUND M. CARPENTER
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

/s/ WILLIAM C. DENNINGER
William C. Denninger Senior Vice President, Finance Chief Financial Officer (Principal Financial Officer)

/s/ FRANCIS C. BOYLE, JR.
Francis C. Boyle, Jr. Vice President, Controller (Principal Accounting Officer)

/s/ THOMAS O. BARNES
Thomas O. Barnes Director

/s/ JOHN W. ALDEN
John W. Alden Director

/s/ GARY G. BENANAV
Gary G. Benanav Director

/s/ WILLIAM S. BRISTOW, JR.
William S. Bristow, Jr Director

/s/ GEORGE T. CARPENTER
George T. Carpenter Director

/s/ DONALD W. GRIFFIN
Donald W. Griffin Director

/s/ FRANK E. GRZELECKI
Frank E. Grzelecki Director

/s/ MYLLE H. MANGUM
Mylle H. Mangum Director

/s/ G. JACKSON RATCLIFFE
G. Jackson Ratcliffe Director

CERTIFICATIONS

I, Edmund M. Carpenter, certify that:

1.	I have reviewed this annual report on Form 10-K of Barnes Group Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our

most	recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 18, 2003

/s/    Edmund M. Carpenter

Edmund M. Carpenter

President and Chief Executive Officer

I, William C. Denninger, certify that:

1.	I have reviewed this annual report on Form 10-K of Barnes Group Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 18, 2003

/s/    William C. Denninger

William C. Denninger

Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of Barnes Group Inc.

Our audits of the consolidated financial statements referred to in our report dated January 31, 2003 (except for Note 3, which is as of February 6, 2003) appearing in the 2002 Annual Report to Stockholders of Barnes Group Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Hartford, Connecticut

January 31, 2003 (except for Note 3, which is as of February 6, 2003)

BARNES GROUP INC.

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2002, 2001, and 2000

( In thousands )

Allowances for Doubtful Accounts:

Balance December 31, 1999	$3,329
Provision charged to income	936
Doubtful accounts written off (net)(1)	(1,990)
Other adjustments(2)	445

Balance December 31, 2000	2,720
Provision charged to income(3)	2,076
Doubtful accounts written off (net)(3)	(1,682)
Other adjustments	—

Balance December 31, 2001	3,114
Provision charged to income	580
Doubtful accounts written off (net)(1)	(1,657)
Other adjustments(2)	854

Balance December 31, 2002	$2,891

(1)	In both 2000 and 2002 the higher level of doubtful accounts written off as compared to the provision charged to income resulted from Barnes Distribution recognizing the write-off of receivables reserved and expensed in prior years.
(2)	Opening balances of acquired businesses.
(3)	The 2001 increase in the provision charged to income and the level of write-off of doubtful accounts reflect the impact of the weak economic environment on the Company’s customers.

EXHIBIT INDEX

Barnes Group Inc.

Annual Report on Form 10-K

for the Year ended December 31, 2002

Exhibit No.	Description	Reference

2.1	Asset Purchase Agreement, dated as of April 27, 2000, by and among the Company, Curtis Industries, Inc. and Paragon Corporation Holdings, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K filed on May 18, 2000.

3.1	Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s report on Form 10-K for the year ended December 31, 1997.

3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K for the year ended December 31, 1998.

4.1	(i) $150,000 Senior Unsecured Revolving Credit Agreement, dated as of June 14, 2002, among the Company and several commercial banks.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2002.

	(ii) Amendment No. 1 to Revolving Credit Agreement dated as of February 5, 2003.	Filed with this report.

4.2	(i) Rights Agreement dated as of December 10, 1996, between the Company and ChaseMellon Shareholder Services, L.L.C.	Incorporated by reference to Exhibit 1 to the Company’s report on Form 8-A filed on December 20, 1996.

	(ii) Amendment No. 1 to Rights Agreement, dated as of February 19, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C.	Incorporated by reference to Exhibit 1 to the Company’s report on Form 8-A/A filed on March 18, 1999.

Exhibit No.	Description	Reference

4.3	(i) Note Purchase Agreement dated as of December 1, 1995, between the Company and several insurance companies.	Incorporated by reference to Exhibit 4.9 to the Company’s report on Form 10-K for the year ended December 31, 1995.

	(ii) First Amendment to Note Purchase Agreement dated as of September 1999.	Filed with this report.

	(iii) Interest Rate Swap Master Agreement, between Barnes Group Inc. and Sun Trust Bank, dated as of August 19, 2002.	Filed with this report.

	(iv) Amendment No. 2 to Note Purchase Agreement dated as of February 5, 2003.	Filed with this report.

4.4

(i) Note Agreement dated as of November 12, 1999, between 3031786 Nova Scotia Company, a wholly owned subsidiary of the Company, and several insurance companies; and related Guaranty Agreement between the Company and such insurance companies.

Incorporated by reference to Exhibit 4.6 to the Company’s report on Form 10-K for the year ended December 31, 1999.

	(ii) Amendment No. 1 to Note Agreement, dated as of February 5, 2003.	Filed with this report.

4.5	(i) Note Agreement dated as of November 21, 2000, between Barnes Group Inc. and several insurance companies.	Incorporated by reference to Exhibit 4.7 to the Company’s report on Form 10-K for the year ended December 31, 2000.

	(ii) Amendment No. 1 to Note Agreement dated as of February 21, 2002.	Filed with this report.

	(iii) Amendment No. 2 to Note Agreement dated as of February 5, 2003.	Filed with this report.

Exhibit No.	Description	Reference

4.6	(i) Term Loan Facility Agreement between Associated Spring-Asia Pte. Ltd. and The Development Bank of Singapore Limited, dated June 19, 2001.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2001.

	(ii) Guarantee of Term Loan Facility Agreement, between Barnes Group Inc. and The Development Bank of Singapore Limited, dated June 19, 2001.	Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended June 30, 2001.

	(iii) Currency Swap and Interest Rate Hedging Master Agreement, between Associated Spring-Asia Pte. Ltd. and The Development Bank of Singapore Limited, dated June 19, 2001.	Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q for the quarter ended June 30, 2001.

	(iv) Guarantee of Currency Swap and Interest Rate Hedging Master Agreement, between Barnes Group Inc. and The Development Bank of Singapore Limited, dated June 19, 2001.	Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-Q for the quarter ended June 30, 2001.

4.7	Guaranty dated as of February 6, 2003 by Kar Products, LLC in favor of Senior Lenders of Barnes Group Inc.	Filed with this report.

10.1*	The Company’s Management Incentive Compensation Plan, as amended and restated January 1, 2000.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-K for the year ended December 31, 2000.

10.2*	The Company’s 1996 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-K for the year ended December 31, 1995.

10.3*	The Company’s Retirement Benefit Equalization Plan.	Filed with this report.

10.4*	The Company’s Supplemental Executive Retirement Plan.	Filed with this report.

Exhibit No.	Description	Reference

10.5*	The Company’s 1991 Stock Incentive Plan, as amended and restated May 15, 1998.	Incorporated by reference to Exhibit 10.5 to the Company’s report on Form 10-K for the year ended December 31, 1998.

10.6*	The Company’s Non-Employee Director Deferred Stock Plan.	Incorporated by reference to Exhibit 10.7 to the Company’s report on Form 10-K for the year ended December 31, 1994.

10.7*	The Company’s Amended and Restated Directors’ Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.8 to the Company’s report on Form 10-K for the year ended December 31, 1996.

10.8*	The Company’s Senior Executive Enhanced Life Insurance Program, as amended and restated May 16, 1997.	Incorporated by reference to Exhibit 10.8 to the Company’s report on Form 10-K for the year ended December 31, 1998.

10.9*	The Company’s Enhanced Life Insurance Program.	Incorporated by reference to Exhibit 10.12 to the Company’s report on Form 10-K for the year ended December 31, 1993.

10.10*	The Company’s Supplemental Senior Officer Retirement Plan.	Incorporated by reference to Exhibit 10.13 to the Company’s report on Form 10-K for the year ended December 31, 1996.

10.11*	The Company’s Executive Officer Change-In-Control Severance Agreement.	Incorporated by reference to Exhibit 10.14 to the Company’s report on Form 10-K for the year ended December 31, 1997.

10.12*	Employment Agreement dated as of December 8, 1998 between the Company and Edmund M. Carpenter.	Incorporated by reference to Exhibit 10.14 to the Company’s report on Form 10-K for the year ended December 31, 1998.

10.13*	The Company’s Key Executive Stock Plan, effective December 8, 1998.	Incorporated by reference to the Company’s report on Form 10-Q for the quarter ended June 30, 2002.

Exhibit No.	Description	Reference

10.14*	The Company’s Employee Stock and Ownership Program as amended effective February 1, 2002.	Incorporated by reference to Annex I to the Company’s Proxy Statement dated March 13, 2002 for the Annual Meeting of Stockholders held April 10, 2002 that was filed on March 12, 2002.

10.15*	Barnes Group Inc. Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001.

10.16*	Barnes Group Inc. Retirement Saving Plan, as amended and restated January 1, 2002.	Incorporated by reference to Exhibit 10.15 of the Company’s report on Form 10-K for the year ended December 31, 2001.

10.17*	Barnes Group Inc. Executive Separation Pay Plan	Filed with this report.

13	Portions of the 2002 Annual Report to Stockholders.	Filed with this report.

21	List of Subsidiaries.	Filed with this report.

23	Consent of Independent Accountants.	Filed with this report.

99.1	Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

99.2	Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

*Management contract or compensatory plan or arrangement.

The Company agrees to furnish to the Commission, upon request, a copy of each instrument with respect to which there are outstanding issues of unregistered long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

Except for Exhibits 13, 21, and 23, which will be furnished free of charge, copies of exhibits referred to above will be furnished at a cost of twenty-five cents per page to security holders who make a written request to the Secretary, Barnes Group Inc., 123 Main Street, P.O. Box 489, Bristol, Connecticut 06011-0489.