Form 10-Q
period 2003-03-31
BARNES GROUP INC
filed 2003-05-12
CIK 9984

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM l0-Q

(Mark One)

(X)     Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2003

                                    or

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

               Telephone Number (860) 583-7070

            Number of common shares outstanding at

                    May 7, 2003 - 20,109,022

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the exchange Act). Yes  X   No
                                                ---     ---

                         BARNES GROUP INC.
                          FORM 10-Q INDEX
          For the Quarterly period ended March 31, 2003

DESCRIPTION                                                 PAGES
-----------                                                 -----

PART I.     FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

            Consolidated Statements of Income
            for the three months ended
            March 31, 2003 and 2002                             3

            Consolidated Balance Sheets as
            of March 31, 2003 and December 31, 2002           4-5

            Consolidated Statements of Cash Flows
            for the three months ended March 31,
            2003 and 2002                                       6

            Notes to Consolidated Financial
            Statements                                       7-13

            Report of Independent Accountants                  14

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                      15-19

   ITEM 3.  Quantitative and Qualitative Disclosure
            About Market Risk                                  19

   ITEM 4.  Controls and Procedures                            20


PART II.    OTHER INFORMATION

   ITEM 2.  Changes in Securities and Use of Proceeds          20

   ITEM 6.  Exhibits and Reports on Form 8-K                20-21

            Signatures                                         22

            Certifications                                  23-24

            Exhibit Index                                   25-26

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                        BARNES GROUP INC.
                 CONSOLIDATED STATEMENTS OF INCOME
            Three months ended March 31, 2003 and 2002
          (Dollars in thousands, except per share data)
                           (Unaudited)

                                         2003             2002
                                       --------         --------
Net sales                              $218,734         $194,236

Cost of sales                           142,230          130,298
Selling and administrative expenses      63,294           52,381
                                       --------         --------
                                        205,524          182,679
                                       --------         --------
Operating income                         13,210           11,557

Other income                                613              427

Interest expense                          4,110            3,390
Other expenses                              278              137
                                       --------         --------
Income before income taxes                9,435            8,457

Income taxes                              2,076            1,691
                                       --------         --------

Net income                             $  7,359         $  6,766
                                       ========         ========
Per common share:
  Net income:
     Basic                             $    .38         $    .37
     Diluted                                .37              .36
  Dividend                                  .20              .20

Average common shares outstanding:
     Basic                           19,531,719       18,497,371
     Diluted                         19,894,312       19,026,049

                         See accompanying notes.

                        BARNES GROUP INC.
                   CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)


ASSETS                                  March 31,  December 31,
                                          2003          2002
                                        ---------  ------------
                                       (Unaudited)
Current assets
  Cash and cash equivalents             $ 32,061      $ 28,355

  Accounts receivable, less allowances
   (2003-$3,125; 2002-$2,891)            129,358        97,533

  Inventories
    Finished goods                        71,770        58,244
    Work-in-process                       18,754        16,993
    Raw materials and supplies            12,980        13,572
                                        --------      --------
                                         103,504        88,809
  Deferred income taxes                   16,487        16,024
  Prepaid expenses                        10,565         7,916
                                        --------      --------
    Total current assets                 291,975       238,637

Deferred income taxes                     22,294        22,610

Property, plant and equipment            432,689       429,312

  Less accumulated depreciation          275,139       269,872
                                        --------      --------
                                         157,550       159,440

Goodwill                                 212,549       164,594

Other assets                              89,331        67,249
                                        --------      --------
Total assets                            $773,699      $652,530
                                        ========      ========


                         See accompanying notes.

                        BARNES GROUP INC.
                   CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY      March 31,  December 31,
                                             2003         2002
                                          ---------  ------------
                                         (Unaudited)
Current liabilities
  Accounts payable                         $ 78,405     $ 63,389
  Accrued liabilities                        72,443       61,853
  Long-term debt - current                    6,849        6,837
                                           --------     --------
  Total current liabilities                 157,697      132,079

Long-term debt                              277,187      214,125
Accrued retirement benefits                  90,898       87,162
Other liabilities                            12,370       10,944

Contingencies (Note 10)

Stockholders' equity
  Common stock-par value $0.01 per share
    Authorized: 60,000,000 shares
    Issued: 22,037,769 shares
      stated at par value                       220          220
  Additional paid-in capital                 53,167       53,511
  Treasury stock at cost,
    2003-2,101,694 shares
    2002-3,081,718 shares                   (41,474)     (61,847)
  Retained earnings                         258,349      255,147
  Accumulated other non-owner changes
      to equity                             (34,715)     (38,811)
                                           --------     --------
Total stockholders' equity                  235,547      208,220
                                           --------     --------
Total liabilities and stockholders'
  equity                                   $773,699     $652,530
                                           ========     ========

                         See accompanying notes.

                        BARNES GROUP INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three months ended March 31, 2003 and 2002
                      (Dollars in thousands)
                           (Unaudited)
                                                     2003     2002
                                                   -------  -------
Operating activities:
  Net income                                       $ 7,359  $ 6,766
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation and amortization                  8,532    7,883
      Gain on disposition of property,
        plant and equipment                            (32)     (61)
      Changes in assets and liabilities:
        Accounts receivable                        (15,986) (14,742)
        Inventories                                    506    4,198
        Prepaid expenses                            (1,489)    (255)
        Accounts payable                             4,869   (6,288)
        Accrued liabilities                          1,373    1,078
        Deferred income taxes                          922    1,071
        Long-term pension asset                       (698)  (1,150)
      Other                                            526      855
                                                   -------  -------
Net cash provided (used) by operating activities     5,882     (645)
Investing activities:
  Proceeds from disposition of property, plant
    and equipment                                      204      306
  Capital expenditures                              (3,301)  (4,393)
  Business acquisitions, net of cash acquired      (61,167) (23,011)
  Other                                               (172)     (68)
                                                   -------  -------
Net cash used by investing activities              (64,436) (27,166)
Financing activities:
  Net increase in notes payable                      2,852    3,947
  Payment on long-term debt                           (137)      --
  Proceeds from the issuance of long-term debt      63,500   10,000
  Proceeds from the issuance of common stock           440      999
  Common stock repurchases                            (154)     (96)
  Dividends paid                                    (3,983)  (3,703)
  Other                                               (915)      --
                                                   -------  -------
Net cash provided by financing activities           61,603   11,147
Effect of exchange rate changes on cash flows          657   (1,535)
                                                   -------  -------
Increase (decrease) in cash and cash equivalents     3,706  (18,199)
Cash and cash equivalents at beginning of period    28,355   48,868
                                                   -------  -------
Cash and cash equivalents at end of period         $32,061  $30,669
                                                   =======  =======
Supplemental Disclosure of Cash Flow Information:
Non-cash financing and investing activities include the 2003 issuance of $18.5 million of treasury stock in connection with the Kar acquisition.

                        See accompanying notes.
                                      -6-

Notes to Consolidated Financial Statements:

1.    Summary of Significant Accounting Policies
      ------------------------------------------
      The accompanying unaudited consolidated balance sheet and consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, please refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

      Stock-Based Compensation
      ------------------------
      The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                  (Dollars in thousands, except per share data)
      Three Months ended March 31,                2003           2002
                                                 ------         ------
      Net income, as reported                    $7,359         $6,766
      Add:  Stock-based employee
        compensation expense included in
        reported net income, net of
        related tax effects                         472            300
      Deduct:  Stock-based employee
        compensation expense determined
        under fair value based method for
        all awards, net of related tax
        effects                                  (1,411)        (1,269)
                                                 ------         ------
      Pro forma net income                       $6,420         $5,797
                                                 ======         ======
      Earning per share:
             Basic - as reported                 $  .38         $  .37
             Basic - pro forma                      .33            .31

             Diluted - as reported                  .37            .36
             Diluted - pro forma                    .32            .30

      The fair value of each stock option grant on the date of grant has been estimated using the Black-Scholes option-pricing model. Assumptions used for the 2003 grants were: Risk-free interest rate - 2.33%; expected life -

      3.8 years; expected volatility - 35%; expected dividend yield - 3.52%. The weighted-average grant date fair value of options granted during 2003 was $4.13.

2.    Net Income Per Common Share
      ---------------------------
      For the purpose of computing diluted earnings per share, the weighted average number of shares outstanding was increased by 362,593 and 528,678 for the periods ended March 31, 2003 and 2002, respectively, for the potential dilutive effects of stock-based incentive plans. As of March 31, 2003 there were 4,237,691 options for shares of common stock outstanding of which 2,237,531 were considered dilutive. There were no adjustments to net income for the purposes of computing income available to common stockholders for those periods.

3.    Acquisitions
      ------------
      On February 6, 2003, the Company acquired Kar Products, LLC and certain assets of a related company, A.& H. Bolt & Nut Company Ltd. (Kar), which management believes is a leading full service distributor of maintenance, repair and operating (MRO) supplies to industrial, construction, transportation and other markets. The acquisition expands both geographic scope and product line reach of the Barnes Distribution segment. Kar has a diversified customer base that operates in all 50 states, Puerto Rico, and Canada, further enhancing Barnes Distribution's leadership position within the MRO market and its international presence. The results of operations of Kar have been included in the consolidated financial statements since the purchase date. The purchase price of $78.5 million, excluding transaction costs, was financed through a combination of $4.0 million cash, $56.0 million of debt and $18.5 million (923,506 shares) of Barnes Group common stock. The
      Company anticipates achieving a number of post-acquisition cost savings and other synergies through headquarters and infrastructure consolidation.

      The Company is in the process of obtaining third-party valuations of certain assets acquired with Kar. Thus, the allocation of the purchase price is subject to refinement. Any amounts attributable to such assets are expected to be finalized during 2003. The aggregate purchase price, including transaction costs of $1.2 million, was $79.7 million. The following table summarizes the estimate of fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

             Current assets                           $30,155
             Property, plant, and equipment             3,634
             Intangible assets                         17,211
             Goodwill                                  47,908
                                                      -------
             Total assets acquired                     98,908
                                                      -------

             Current liabilities                      (16,150)
             Other liabilities                         (3,091)
                                                      -------
             Total liabilities assumed                (19,241)
                                                      -------
             Net assets acquired                      $79,667
                                                      =======

      The following table reflects the pro forma operating results of the Company for the three months ended March 31, 2003 and 2002, which gives effect to the acquisition of Kar as if it had occurred on January 1, 2003 and January 1, 2002, respectively. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred if the acquisition had been effective January 1, 2003 and 2002, nor are they intended to be indicative of results that may occur in the future. The pro forma information does not include the effect of synergies and cost reduction initiatives related to the acquisition. The underlying pro forma information includes the historical financial results of the Company and Kar adjusted for the amortization expense associated with the assets acquired, the Company's financing arrangements and certain purchase accounting adjustments.

             (Dollars in thousands, except per share data)

        Three Months ended March 31,        2003         2002
                                          --------     --------
        Net sales                         $230,685     $225,759
        Income before income taxes           9,834        9,998
        Net income                           7,599        7,690

        Per common share:
              Basic                       $    .38     $    .40
              Diluted                          .38          .39

4.    Goodwill and Other Intangible assets
      ------------------------------------
      The following table sets forth the change in the carrying amount of goodwill for each reportable segment for the period ended March 31, 2003:

                                            (Dollars in thousands)
                             Associated       Barnes        Barnes      Total
                                 Spring    Aerospace  Distribution        BGI
                             ----------    ---------  ------------   --------
      January 1, 2003          $ 76,377     $ 30,900      $ 57,317   $164,594
      Goodwill acquired              47           --        47,908     47,955
                               --------     --------      --------    -------

      March 31, 2003           $ 76,424     $ 30,900      $105,225   $212,549
                               ========     ========      ========   ========

      The $47.9 million goodwill acquired relates to the acquisition of Kar in February 2003. The Company is in the process of obtaining third-party valuations of certain intangible assets acquired with Kar. The purchase price allocation is expected to be finalized during 2003.

      Intangible assets, other than goodwill, consist of patents and registered trademarks and customer lists/relationships. These assets are being amortized over their estimated useful lives ranging up to 30 years. In connection with the acquisition of Kar, the Company recorded intangible assets primarily related to customer lists/relationships in 2003 of $17.2 million which is being amortized over their estimated useful life and will result in approximately $1.6 million of amortization expense in 2003. The Company is in the process of obtaining third-party valuations of these and other intangibles and thus the amount is subject to refinement.

5.    Business Reorganization Accruals
      --------------------------------
      In connection with the Curtis acquisition in May 2000, the Company recorded certain integration costs. The Company recorded total costs of $6.4 million related primarily to lease consolidation costs, facility closure costs and reductions in personnel. As of March 31, 2003, an accrual of approximately $1.4 million remained, related to future lease payments.

      During the fourth quarter of 2001, the Company recorded pretax charges of $4.8 million, primarily for Associated Spring, related to actions aimed at reducing the Company's infrastructure including the closure of an Associated Spring plant in Texas. As of March 31, 2003, the remaining balance of $0.3 million related to post-closure holding costs for the Texas plant, now closed and being held for sale.

      In connection with the Kar acquisition in February 2003, the Company has recorded certain integration costs. The integration plan includes combining the headquarters functions and consolidating warehousing and distribution networks. As a result, the Company recorded total costs of $3.9 million that related primarily to lease consolidation costs, facility closure costs and reductions primarily in administrative personnel. These costs associated with the acquired business are reflected as assumed liabilities in the allocation of the purchase price to net assets acquired. The Company anticipates recording additional integration costs in 2003 when additional warehouse consolidation plans are finalized.

6.    Debt
      ----
      In February 2003, the Company borrowed $56.0 million under its revolving credit facility in connection with financing the acquisition of Kar. The March 31, 2003 weighted-average interest rate on these borrowings was 3.29%. Also, in conjunction with the acquisition, the Company amended its revolving credit agreement, pursuant to which the maximum ratio of Total Debt to EBITDA, as defined in the revolving credit agreement, was increased to 3.25 times for the first three quarters of 2003 and will decline to 3.0 times at December 31, 2003. The actual ratio at March 31, 2003 was 3.05.

      At March 31, 2003, the Company classified $3.5 million of borrowings under lines of credit due within one year as long-term debt. The Company has both the intent and ability, through its revolving credit facility, to refinance this amount on a long-term basis.

      The Company's debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios, and minimum levels of net worth. The agreements also place certain restrictions on indebtedness, capital expenditures and investments by the Company and its subsidiaries. Such covenants and restrictions determine the amount of borrowings, dividends or treasury stock purchases the Company can make under such agreements.

      Under the most restrictive borrowing capacity covenant in any agreement, $18.1 million of additional capacity was available at March 31, 2003. Under the most restrictive net worth covenant in any agreement, $31.5 was available for payment of dividends or to fund acquisitions of shares of the Company's common stock at March 31, 2003.

7.    Comprehensive Income
      --------------------
      Comprehensive income includes all changes in equity during a period except those resulting from the investment by and distributions to, stockholders. For the Company, comprehensive income includes net income, and other non-owner changes to equity, which is comprised of foreign currency translation adjustments and deferred gains and losses related to certain derivative instruments.
                      Statement of Comprehensive Income
                            (Dollars in thousands)
                                  (Unaudited)

      For the three months ended March 31,      2003            2002
                                              -------         -------
      Net income                              $ 7,359         $ 6,766
      Unrealized (losses) gains on hedging
       activities, net of income taxes           (171)           (618)
      Foreign currency
       translation adjustments                  4,267          (1,570)
                                              -------         -------
      Comprehensive income                    $11,455         $ 4,578
                                              =======         =======

8.    Income Taxes
      ------------
      A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate follows:

                                            Three months  Twelve months
                                               ended         ended
                                              March 31,    December 31,
                                                2003          2002
                                           ------------   ------------

      U.S. federal statutory income tax rate     35.0%         35.0%
      State taxes (net of federal benefit)        0.9           0.9
      Foreign losses without tax benefit          1.4           3.6
      Tax on foreign operations                 (11.5)        (16.0)
      NASCO equity income                        (0.9)         (0.4)
      Export sales benefit                       (1.0)         (1.3)
      ESOP dividend                              (2.3)         (5.8)
      Other                                       0.4           2.0
                                                 ----          ----
      Consolidated effective income tax rate     22.0%         18.0%
                                                 ====          ====

9.    Information on Business Segments
      --------------------------------
      The following tables set forth information about the Company's operations by its three reportable business segments:

                                              (Dollars in thousands)
      For the three months ended March 31,     2003             2002
                                             --------         --------
       Revenues
           Associated Spring                 $ 85,065         $ 75,565
           Barnes Aerospace                    42,329           47,410
           Barnes Distribution                 93,847           72,865
           Intersegment sales                  (2,507)          (1,604)
                                             --------         --------
      Total revenue                          $218,734         $194,236
                                             ========         ========
      Operating profit
           Associated Spring                 $  7,624         $  7,033
           Barnes Aerospace                     2,706            2,880
           Barnes Distribution                  3,197            1,902
                                             --------         --------
      Total operating profit                   13,527           11,815

           Interest income                        295              124
           Interest expense                    (4,110)          (3,390)
           Other expense                         (277)             (92)
                                             --------         --------
      Income before income taxes             $  9,435         $  8,457
                                             ========         ========

      The Kar acquisition added approximately $98.9 million of assets to the Barnes Distribution segment assets.

10.   Contingencies
      -------------
      Retirement Savings Plan:
      The Company guarantees a minimum rate of return on certain pre-April 2001 assets of its 401(k) Retirement Savings Plan (the "Plan"). This guarantee will become a liability for the Company if, and to the extent that, the value of the related Company stock does not cover the guaranteed asset value when an employee who had invested in the Barnes Group stock investment election or vested in the Company match, which is paid in Barnes Group stock, withdraws from the Plan.

      The following table provides a number of hypothetical market values of the Company's stock compared to the estimated guarantee amounts based on those market values:
                     (Dollars in thousands, except for per share data)
                            Stock price                Plan
                              per share           Guarantee
                            -----------           ---------
                                 $25.00             $    34
                                  20.00                 400
                                  15.00               4,400
                                  10.00              13,400
                                   5.00              22,600
                                   0.00              32,900

      The closing price of the Company's stock on March 31, 2003 was $21.16, resulting in an estimated guarantee on Plan assets of $0.2 million.

      Restrictions on Stock Consideration for Spectrum Plastics:
      The sole shareholder of Spectrum Plastics received 119,048 shares of the Company's common stock as partial consideration for Spectrum Plastics. For the one-year period following the required holding period under the Federal securities laws, which ended April 29, 2003, the sole shareholder has agreed not to sell the Company shares received in the acquisition at a price below $25.20 per share without the consent of the Company. In the event he sells any of the shares during this period with the consent of the Company or during the one month following this period, the Company will pay to him an amount equal to the difference between $25.20 per share and a lesser price at which he sells such shares.

      Product Warranties:
      The Company provides product warranties in connection with the sale of products. Product warranty liabilities were not significant as of March 31, 2003.


                             ------------------------


      With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month period ended March 31, 2003 and 2002, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 17, 2003 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the
      Act) for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

      REPORT OF INDEPENDENT ACCOUNTANTS

      To the Board of Directors and Stockholders of Barnes Group Inc.

      We have reviewed the accompanying consolidated statements of income and cash flows of Barnes Group Inc. and its subsidiaries for each of the three-month periods ended March 31, 2003 and 2002, and the consolidated balance sheet as of March 31, 2003. This interim financial information is the responsibility of the Company's management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

      We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 31, 2003 (except for Note 3, which is as of February 6, 2003) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

      /s/ PricewaterhouseCoopers LLP
      ------------------------------
      PricewaterhouseCoopers LLP
      Hartford, Connecticut
      April 17, 2003

Item 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

                          Critical Accounting Policies
                          ----------------------------
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The most significant areas involving management judgments and estimates are described in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, to which there have been no material changes. Actual results could differ from those estimates.

                                   Acquisitions
                                   ------------
On February 6, 2003, the Company acquired Kar Products, LLC and certain assets of a related company, A.& H. Bolt & Nut Company Ltd. (Kar), a leading full service distributor of maintenance repair and operating (MRO) supplies to industrial, construction, transportation and other markets. The acquisition expands both the geographic scope and product line of the Barnes Distribution segment. Kar has a diversified customer base that operates in all 50 states, Puerto Rico, and Canada, further enhancing Barnes Distribution's leadership position within the MRO market and international presence. The results of operations of Kar have been included in the consolidated financial statements since the purchase date. The consideration for the acquisition of $78.5 million was financed through a combination of $4.0 million cash, $56.0 million of debt and $18.5 million (923,506 shares) of Barnes Group common stock. Management has authorized certain integration activities aimed at achieving a number of post-acquisition cost savings and other synergies through headquarters and infrastructure consolidation. This integration plan includes combining the headquarters functions and consolidating warehousing and distribution networks. As a result, the Company recorded total costs of $3.9 million related primarily to lease consolidation costs, facility closure costs and reductions in personnel. These costs associated with the acquired business are reflected as assumed liabilities in the allocation of the purchase price to net assets acquired. The total cost of the acquisition may change based on final purchase price adjustments and finalization of integration plans.

                            Results of Operations
                            ---------------------
The following table sets forth, as a percentage of revenue, the Company's consolidated statement of income data:

      Three months ended March 31,         2003           2002
                                          -----          -----
         Net sales                        100.0%         100.0%
         Cost of sales                     65.0           67.1
                                          -----          -----
         Gross profit                      35.0           32.9
         Selling and
           administrative expenses         29.0           27.0
                                          -----          -----
         Operating income                   6.0            5.9
         Other income                       0.3            0.2
         Interest expense                   1.9            1.7
         Other expense                      0.1             --
         Income taxes                       0.9            0.9
                                          -----          -----
         Net income                         3.4%           3.5%
                                          =====          =====

Net sales for the first quarter 2003 were a record $218.7 million, up 12.6% from $194.2 million in the first quarter last year. The sales increase primarily reflected the Company's recent acquisitions, which contributed $19.2 million to Barnes Distribution and $9.9 million to Associated Spring. This growth was partially offset by a 10.7% decline in sales at Barnes Aerospace.

First quarter 2003 operating income was $13.2 million compared to $11.6 million in the first three months of 2002. These results reflect higher operating profit at Associated Spring and Barnes Distribution and lower operating profit in the Barnes Aerospace segment. The Company-wide operating income margin was 6.0% compared with 5.9% a year ago. This increase was driven, for the most part, by a higher gross margin, which improved to 35.0% from 32.9% a year ago. This increase in gross margin reflects higher gross profit margins at Barnes Distribution, combined with an overall shift in the sales mix to the higher margin distribution business. Selling and administrative expenses increased as a percentage of sales compared to last year's first quarter. This was also driven by the higher proportion of sales in the distribution business, which has a higher selling expense component. Also impacting operating expenses were higher personnel costs, specifically pension and other postretirement benefit costs.

                    Segment Review - Sales and Operating Profit
                    -------------------------------------------
Associated Spring's sales for first quarter 2003 were $85.1 million, compared to $75.6 million a year ago. Sales during the quarter reflected nearly $10.0 million of incremental sales from recent acquisitions and continued growth in the sales of nitrogen gas spring products. Partially offsetting these items was a drop in sales related to a planned withdrawal from the heavy truck brake spring market, as well as a decline in sales to the telecommunications and electronics markets. Operating profit for the segment was $7.6 million in the first quarter of 2003 compared with $7.0 million for the same period a year ago. This increase reflected the higher sales volume and the benefits of last year's closure of the Texas facility, which were partially offset by higher personnel costs, primarily pension and other postretirement expenses. Overall light vehicle production is expected to be slightly lower in 2003 compared to 2002. The impact on Associated Spring, whether positive or negative, is unclear and is ultimately dependent upon the actual light vehicle production mix. The end markets for telecommunications and electronics products are expected to remain weak in the near term.

Barnes Aerospace's first quarter 2003 sales were $42.3 million, down 10.7% compared with $47.4 million in 2002, reflecting the continued challenging commercial aerospace marketplace. Operating profit was $2.7 million for the current quarter, down slightly from $2.9 million during last year's first quarter reflecting the lower sales volume. Operating profit was positively impacted by headcount reductions and other actions taken throughout Barnes Aerospace in 2002 aimed at positioning the business for a period of lower commercial aerospace volume. First quarter 2002 operating profit included $0.5 million of severance costs. Orders recorded during the first quarter of 2003 were $38.3 million and order backlog at March 31, 2003 was $148.2 million, compared with $151.8 million at year-end 2002. Impacting first quarter 2003 orders and backlog was an order cancellation of approximately $7.1 million related to a single OEM customer. Direct and indirect orders for the U.S. military were approximately 26% of the orders booked during the first quarter of 2003. Recent events such as the war in Iraq and the outbreak of severe acute respiratory syndrome (SARS) have had a negative impact on air travel, the long-term effects of which are unclear.

Barnes Distribution's sales in the first three months of 2003 were $93.8 million, up 28.8% from $72.9 million in 2002. The increase in sales for the quarter included $19.2 million from the February 6, 2003 acquisition of Kar and the translation impact resulting from the weakening of the U.S. dollar relative to foreign currencies. Sales in the North American business were positively impacted by an increased focus on national and regional account development and an e-commerce platform initiated in 2002. This was offset by a drop in other sales, reflecting the continued weakness in the manufacturing and industrial sectors. Operating profit for the first quarter 2003 was $3.2 million, up 68.1% from $1.9 million a year ago. The improvement in operating results was driven primarily by higher profitability in Barnes Distribution's North American operations, which included a higher gross profit margin, and incremental operating profit contributed by Kar.

                           Other Income/Expense
                           --------------------
Interest expense increased in 2003 as a result of higher borrowings related primarily to the Kar acquisition, coupled with a reduction in the amount of debt subject to interest rate swaps.

                              Income Taxes
                              ------------
The Company's effective tax rate for first quarter 2003 was 22.0%, compared with 20.0% in 2002's first quarter and 18.0% for the full year 2002. The higher rate in 2003 is primarily due to an additional deduction for the Company's Retirement Savings Plan (RSP) dividends in 2002, and an anticipated shift in 2003 earnings to countries with higher tax rates, primarily the United States. The 2002 tax deduction included a retroactive election for the 2001 dividend distribution, the result of an amendment to the Company's RSP.

                  Net Income and Net Income Per Share
                  -----------------------------------
Consolidated net income for the first quarter of 2003 and 2002 was $7.4 million and $6.8 million, respectively. Basic and diluted earnings per share for the first quarter of 2003 were $.38 and $.37 compared to 2002's basic and diluted earnings per share of $.37 and $.36, respectively.
                                     -17-

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

The Company's ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow optimization and anticipates that operating activities in 2003 will provide sufficient cash to take advantage of opportunities for organic business expansion and to meet the Company's current financial commitments. On May 7, 2003, the Company filed a prospectus supplement with the Securities and Exchange Commission pursuant to a shelf registration statement, indicating the Company's intent to offer for sale 2,000,000 shares of its common stock. The shelf registration statement was declared effective on April 11, 2003. Proceeds from this offering will be used to reduce the incremental borrowings related to the Kar acquisition. Future acquisitions are expected to be financed through a mix of internal cash, borrowing and equity.

Net cash provided by operating activities in the first three months of 2003 was $5.9 million, compared to a net cash use of $0.6 million in 2002's first quarter. The significant improvement in the first quarter of 2003 operating cash flow reflects higher operating results and a lower use of working capital.

Net cash used by investing activities in the first quarter of 2003 was $64.4 million compared with $27.2 million in 2002. The significant increase in this year's investing activities was due, in large part, to the acquisition of Kar in February 2003. Investing activity in 2002 included the acquisition of Seeger-Orbis. Capital spending in 2003 was below the 2002 level.

Net cash provided by financing activities was $61.6 million in the first three months of 2003 compared to $11.1 million in the comparable period of 2002. In 2003, proceeds from additional borrowings were used to fund the Kar acquisition.

The Company maintains bank-borrowing facilities to supplement internal cash generation. At March 31, 2003, the Company had a $150.0 million borrowing facility under a three-year revolving credit agreement, of which $98.0 million was borrowed at an interest rate of 3.29%. Additionally, the Company had $15.0 million in uncommitted short-term bank credit lines, of which $3.5 million was in use at March 31, 2003.

Borrowing capacity is limited by various debt covenants. The most restrictive covenant requires the Company to maintain a ratio of Total Debt to EBITDA, as defined in the revolving credit agreement, of not more than 3.25 times at March 31, 2003. The actual ratio at March 31, 2003 was 3.05 times and would have allowed additional borrowings of $18.1 million. The covenant will decline to 3.0 times at December 31, 2003 which the Company expects to meet. The Company believes its credit facilities coupled with cash generated from operations are adequate for its anticipated future requirements.

The $150 million shelf registration statement permitting offerings of both debt and equity, which was declared effective on April 11, 2003 will provide the Company increased flexibility for future financing activities.

First quarter 2003 earnings before interest, taxes, depreciation and amortization (EBITDA) were $22.1 million compared to $19.7 million in the first quarter of 2002. EBITDA is a measurement not calculated in accordance with generally accepted accounting principles (GAAP). The Company defines EBITDA as net income plus income taxes, interest expense and depreciation and amortization. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors. Management uses EBITDA as one measure of leverage capacity and debt servicing ability.

Following is a reconciliation of EBITDA to the Company's net income:
                                        (Dollars in thousands)
      Three months ended March 31,       2003            2002
                                      -------          -------
         Net income                   $ 7,359          $ 6,766
         Add back:
          Income taxes                  2,076            1,691
          Depreciation & amortization   8,532            7,883
          Interest expense              4,110            3,390
                                      -------          -------
         EBITDA                       $22,077          $19,730
                                      =======          =======

                       Forward-Looking Statements
                       --------------------------
This quarterly report may contain certain forward-looking statements as defined in the Private Securities Litigation and Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements. Investors are encouraged to consider these risks and uncertainties as described within the Company's periodic filings with the Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, the following: the ability of the Company to integrate newly acquired businesses and to realize acquisition synergies on schedule; changes in market demand for the types of products and services produced and sold by the Company; the Company's success in identifying, and attracting customers in, new markets; the Company's ability to develop new and enhanced products to meet customers' needs on time; the effectiveness of the Company's marketing and sales programs; increased competitive activities including pricing, advertising and promotions that could adversely affect customer demand for the Company's products; changes in economic, political and public health conditions, worldwide and in the locations where the Company does business; interest and foreign exchange rate fluctuations; and changes in laws and regulations.


Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no significant change in the Company's exposure to market risk during the first three months of 2003. For discussion of the Company's exposure to market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

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

Changes in Internal Controls. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date when the Company's President and Chief Executive Officer and Chief Financial Officer carried out their evaluation. No significant deficiencies or material weaknesses in the internal controls were identified in the evaluation.


PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------
        On February 6, 2003, the Company issued 923,506 shares of its common stock valued at approximately $18.5 million to the former owner of Kar Products, LLC in partial consideration for the Company's acquisition of Kar Products, LLC. This issuance was exempt from the registration requirements of the Act by Section 4(2) of the Act because it did not involve a public offering.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

 (a)  Exhibits

       Exhibit 2.1 Membership Interest and Asset Purchase Agreement, dated as of January 15, 2003, by and among Barnes Group Inc., Barnes Group Canada Corp., Kar Products, LLC, A. & H. Bolt & Nut Company Ltd., GC-Sun Holdings II, L.P., A. & H. Bolt Holdings, Inc., Sunsource Canada Investment Company, GC-Sun, Inc., GC-Sun G.P. II, Inc., GS-Sun G.P., Inc., and GC-Sun Holdings, L.P.

       Exhibit 4.1(i) Registration Rights Agreement, dated as of February 6, 2003, by and between Barnes Group Inc. and GC-Sun Holdings II, L.P.

                  (ii) Letter Agreement, dated as of March 31, 2003, by and
                       between Barnes Group Inc. and GC-Sun Holdings II, L.P.


       Exhibit 4.2 Amendment No. 1, dated as of February 5, 2003, to Revolving Credit Agreement dated as of June 14, 2002.

       Exhibit 4.3 Amendment No. 2, dated as of February 5, 2003, to Note Purchase Agreement dated as December 1, 1995.

       Exhibit 4.4 Amendment No. 1, dated as of February 5, 2003, to Note Agreement dated as November 12, 1999.

       Exhibit 4.5 Amendment No. 2, dated as of February 5, 2003, to Note Agreement dated as of November 21, 2002.

       Exhibit 4.6 Guarantee, dated as of February 6, 2003, by Kar Products, LLC in favor of Senior Lenders at Barnes Group Inc.

       Exhibit 10.1 Barnes Group Inc. Performance-Linked Bonus Plan for Selected Executive Officers.

       Exhibit 10.2 Barnes Group Inc. Amended Employee Stock and Ownership Program as further amended.

       Exhibit 15 Letter regarding unaudited interim financial information.

       Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (b)   Form 8-K

       A report on Form 8-K regarding the execution of a definitive agreement to acquire Kar Products was filed with the Commission on January 21, 2003.

       A report on Form 8-K regarding the completion of the acquisition of Kar Products was filed on February 20, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Barnes Group Inc.
                                          (Registrant)

Date  May 12, 2003   By /s/ William C. Denninger
      ------------      -------------------------------
                         William C. Denninger
                         Senior Vice President, Finance
                         and Chief Financial Officer
                         (the principal financial officer)


Date  May 12, 2003   By /s/ Francis C. Boyle, Jr.
      ------------      -------------------------------
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

Dated: May 12, 2003
                                                   /s/ Edmund M. Carpenter
                                                   -----------------------
                                                       Edmund M. Carpenter
                                     President and Chief Executive Officer

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

Dated: May 12, 2003
                                                      /s/ William C. Denninger
                                                     -------------------------
                                                          William C. Denninger
                                                       Chief Financial Officer

EXHIBIT INDEX

                             BARNES GROUP INC.

                      Quarterly Report on Form 10-Q
                     For Quarter ended March 31, 2003
                     ------------------------------------

Exhibit No.   Description                         Reference
----------    -----------                         ---------

2.1           Membership Interest and Asset       Incorporated by reference
              Purchase Agreement, dated as of     to Exhibit 2.1 to the
              January 15, 2003, by and among      Company's report on Form
              Barnes Group Inc., Barnes Group     8-K filed February 20, 2003.
              Canada Corp., Kar Products, LLC,
              A. & H. Bolt & Nut Company Ltd.,
              GC-Sun Holdings II, L.P.,
              A. & H. Bolt Holdings, Inc.,
              Sunsource Canada Investment
              Company, GC-Sun, Inc.,
              GC-Sun G.P. II, Inc.,
              GS-Sun G.P., Inc., and
              GC-Sun Holdings, L.P.

4.1     (i)   Registration Rights Agreement,      Incorporated by reference
              dated as of February 6, 2003, by    to Exhibit 4.1 to the
              and between Barnes Group Inc. and   Company's report on Form
              GC-Sun Holdings II, L.P.            8-K filed February 20, 2003.

       (ii)   Letter Agreement, dated as of       Incorporated by reference
              March 31, 2003, by and between      to Exhibit 4.14 to the
              Barnes Group Inc. and GC-Sun        Company's registration
              Holdings II, L.P.                   statement of Form S-3 file
                                                  April 2, 2003.

4.2           Amendment No. 1, dated as of        Incorporated by reference
              February 5, 2003, to Revolving      to Exhibit 4.1(ii) to the
              Credit Agreement dated as of        Company's report on Form
              June 14, 2002.                      10-K for the year ended
                                                  December 31, 2002.

4.3           Amendment No. 2, dated as of        Incorporated by reference
              February 5, 2003, to Note           to Exhibit 4.3(iv) to the
              Purchase Agreement dated as         Company's report on Form
              December 1, 1995.                   10-K for the year ended
                                                  December 31, 2002.

4.4           Amendment No. 1, dated as of        Incorporated by reference
              February 5, 2003, to Note           to Exhibit 4.4(ii) to the
              Agreement dated as                  Company's report on Form
              November 12, 1999.                  10-K for the year ended
                                                  December 31, 2002.

4.5           Amendment No. 2, dated as of        Incorporated by reference
              February 5, 2003, to Note           to Exhibit 4.5(iii) to
              Agreement dated as of               the Company's report on
              November 21, 2002.                  Form 10-K for the year
                                                  ended December 31, 2002.


4.6           Guarantee, dated as of              Incorporated by reference
              February 6, 2003, by Kar            to Exhibit 4.7 to the
              Products, LLC in favor of           Company's report on
              Senior Lenders at Barnes            Form 10-K for the year
              Group Inc.                          ended December, 31, 2002.

10.1          Barnes Group Inc. Performance-      Incorporated by reference
              Linked Bonus Plan for Selected      to Annex I to the
              Executive Officers                  Company's Proxy Statement
                                                  Dated March 15, 2001 for
                                                  the Annual Meeting of
                                                  Stockholders held April
                                                  12, 2001 that was filed on
                                                  March 13, 2001.

10.2          Barnes Group Inc. Amended           Filed with this report.
              Employee Stock and Ownership
              Program as further amended.


15            Letter regarding unaudited          Filed with this report.
              interim financial information.

99.1          Certification Pursuant to 18        Furnished with this
              U.S.C. Section 1350 as Adopted      report.
              Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.

99.2          Certification Pursuant to 18        Furnished with this
              U.S.C. Section 1350 as Adopted      report.
              Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.

                                                           Exhibit 15




May 12, 2003

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Commissioners:

We are aware that our report dated April 17, 2003 on our review of interim financial information of Barnes Group Inc. (the "Company") as of and for the period ended March 31, 2003 and included in the Company's quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in its Registration Statements on Form S-3 (No. 333-104242), and Form S-8 (Nos. 2-56437, 2-91285, 33-20932, 33-30229, 33-91758, 33-27339, 333-41398, 333-88518
and 333-57658).

Very truly yours,

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Hartford, Connecticut

                                                          Exhibit 99.1



                        CERTIFICATION PURSUANT TO

                          18 U.S.C. SECTION 1350

                          AS ADOPTED PURSUANT TO

              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Barnes Group Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edmund M. Carpenter, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

      1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Edmund M. Carpenter
-----------------------
Edmund M. Carpenter
Chief Executive Officer
May 12, 2003


A signed original of this written statement required by Section 906 has been provided to Barnes Group Inc. and will be retained by Barnes Group Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

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


/s/ William C. Denninger
------------------------
William C. Denninger
Chief Financial Officer
May 12, 2003


A signed original of this written statement required by Section 906 has been provided to Barnes Group Inc. and will be retained by Barnes Group Inc. and furnished to the Securities and Exchange Commission or its staff upon request.