Form 10-Q
period 2003-06-30
BARNES GROUP INC
filed 2003-08-12
CIK 9984

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM l0-Q
(Mark One)

(X)     Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

        For the quarterly period ended June 30, 2003

                                    or

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

         123 Main Street, Bristol, Connecticut 06010

               Telephone Number (860) 583-7070

            Number of common shares outstanding at

                 August 8, 2003   22,531,360

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the exchange Act). Yes  X   No
                                                ---     ---

                         BARNES GROUP INC.
                          FORM 10-Q INDEX
          For the Quarterly period ended June 30, 2003

DESCRIPTION                                                 PAGES
-----------                                                 -----
PART I.     FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

            Consolidated Statements of Income
            for the three months and six months ended
            June 30, 2003 and 2002                             3

            Consolidated Balance Sheets as
            of June 30, 2003 and December 31, 2002           4-5

            Consolidated Statements of Cash Flows
            for the six months ended June 30,
            2003 and 2002                                    6-7

            Notes to Consolidated Financial
            Statements                                      8-17

            Report of Independent Accountants                 18

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                     19-25

   ITEM 3.  Quantitative and Qualitative Disclosure
            About Market Risk                                 26

   ITEM 4.  Controls and Procedures                           26

PART II.    OTHER INFORMATION

   ITEM 4.  Submission of Matters to a Vote of
            Security Holders                                  26

   ITEM 5   Other Information                              26-27

   ITEM 6.  Exhibits and Reports on Form 8-K               27-28

            Signatures                                        29

            Exhibit Index                                     30

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              BARNES GROUP INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)
                                 (Unaudited)

                              Three months ended          Six months ended
                                   June 30,                   June 30,
                             ---------------------     ---------------------
                               2003         2002         2003         2002
                             --------     --------     --------     --------
Net sales                    $229,587     $209,385     $448,321     $403,621

Cost of sales                 146,312      142,206      288,542      272,504
Selling and admin-
 istrative expenses            67,290       53,417      130,584      105,798
                             --------     --------     --------     --------
                              213,602      195,623      419,126      378,302
                             --------     --------     --------     --------
Operating income               15,985       13,762       29,195       25,319

Other income                    1,067          774        1,680        1,201

Interest expense                4,135        3,628        8,245        7,018
Other expenses                    699           74          977          211
                             --------     --------     --------     --------
Income before income
 taxes                         12,218       10,834       21,653       19,291

Income taxes                    2,471        2,167        4,547        3,858
                             --------     --------     --------     --------
Net income                   $  9,747     $  8,667     $ 17,106     $ 15,433
                             ========     ========     ========     ========
Per common share:
 Net income
      Basic                  $    .46     $    .46     $    .84     $    .83
      Diluted                     .46          .45          .83          .81
 Dividends                        .20          .20          .40          .40

Average common shares
 outstanding
      Basic                20,989,236   18,751,084   20,264,504   18,624,929
      Diluted              21,410,402   19,290,127   20,656,383   19,158,789


See accompanying notes.

                        BARNES GROUP INC.
                   CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)
                           (Unaudited)

ASSETS                                   June 30,   December 31,
                                          2003          2002
                                        ---------   ------------
Current assets
  Cash and cash equivalents             $ 51,071      $ 28,355

  Accounts receivable, less allowances
   (2003-$3,734; 2002-$2,891)            128,569        97,533

  Inventories
    Finished goods                        73,041        58,244
    Work-in-process                       19,570        16,993
    Raw materials and supplies            11,796        13,572
                                        --------      --------
                                         104,407        88,809
  Deferred income taxes                   17,834        16,024
  Prepaid expenses                         9,876         7,916
                                        --------      --------
    Total current assets                 311,757       238,637

Deferred income taxes                     20,014        22,610

Property, plant and equipment            443,479       429,312

  Less accumulated depreciation          286,902       269,872
                                        --------      --------
                                         156,577       159,440

Goodwill                                 222,795       164,594

Other assets                              84,836        67,249
                                        --------      --------
Total assets                            $795,979      $652,530
                                        ========      ========


                         See accompanying notes.

                        BARNES GROUP INC.
                   CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)
                           (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY        June 30,  December 31,
                                             2003         2002
                                          ---------   ------------
Current liabilities
  Accounts payable                         $ 72,921     $ 63,389
  Accrued liabilities                        75,069       61,853
  Long-term debt - current                    6,762        6,837
                                           --------     --------
  Total current liabilities                 154,752      132,079

Long-term debt                              245,513      214,125
Accrued retirement benefits                  89,677       87,162
Other liabilities                            10,933       10,944

Contingencies (Note 11)

Stockholders' equity
  Common stock-par value $0.01 per share
    Authorized: 60,000,000 shares
    Issued 2003: 24,419,694 shares
    Issued 2002: 22,037,769 shares              244          220
  Additional paid-in capital                 97,095       53,511
  Treasury stock at cost,
    2003-1,877,447 shares
    2002-3,081,718 shares                   (38,254)     (61,847)
  Retained earnings                         263,487      255,147
  Accumulated other non-owner changes
      to equity                             (27,468)     (38,811)
                                           --------     --------
Total stockholders' equity                  295,104      208,220
                                           --------     --------
Total liabilities and stockholders'
  equity                                   $795,979     $652,530
                                           ========     ========

                         See accompanying notes.

                       BARNES GROUP INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six months ended June 30, 2003 and 2002
                      (Dollars in thousands)
                           (Unaudited)
                                                     2003     2002
                                                   -------  -------
Operating activities:
  Net income                                       $17,106  $15,433
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation and amortization                 17,217   16,377
      Gain on disposition of property,
        plant and equipment                           (198)     (66)
      Changes in assets and liabilities:
        Accounts receivable                        (14,152) (17,294)
        Inventories                                  1,309    8,083
        Prepaid expenses                              (942)  (1,355)
        Accounts payable                               521   (7,632)
        Accrued liabilities                         (1,376)   6,259
        Deferred income taxes                        1,164    2,125
        Long-term pension asset                     (2,446)  (3,806)
      Other                                          1,076     (216)
                                                   -------  -------
Net cash provided by operating activities           19,279   17,908
Investing activities:
  Proceeds from disposition of property, plant
    and equipment                                      776      469
  Capital expenditures                              (7,980)  (8,477)
  Business acquisitions, net of cash acquired      (61,404) (31,780)
  Other                                               (515)    (438)
                                                   -------  -------
Net cash used by investing activities              (69,123) (40,226)
Financing activities:
  Net increase (decrease) in notes payable             771   (1,658)
  Payments on long-term debt                       (44,553)     --
  Proceeds from long-term debt                      76,500   17,678
  Proceeds from the issuance of common stock        46,565    2,903
  Common stock repurchases                            (154)     (96)
  Dividends paid                                    (8,482)  (7,465)
  Other                                             (1,917)    (740)
                                                   -------  -------
Net cash provided by financing activities           68,730   10,622
Effect of exchange rate changes on cash flows        3,830      853
                                                   -------  -------
Increase (decrease) in cash and cash equivalents    22,716  (10,843)
Cash and cash equivalents at beginning of period    28,355   48,868
                                                   -------  -------
Cash and cash equivalents at end of period         $51,071  $38,025
                                                   =======  =======

                          See accompanying notes.

                         BARNES GROUP INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six months ended June 30, 2003 and 2002
                      (Dollars in thousands)
                           (Unaudited)




Supplemental Disclosure of Cash Flow Information:

Non-cash financing and investing activities include the 2003 issuance of $18.5 million of treasury stock in connection with the Kar acquisition, and in 2002, the issuance of $3.0 million of treasury stock and the recognition of a $2.0 million obligation in connection with the Spectrum acquisition.



                     See accompanying notes.

Notes to Consolidated Financial Statements (Unaudited):

1.    Summary of Significant Accounting Policies
      ------------------------------------------
      The accompanying unaudited consolidated balance sheet and consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 2002 has been derived from the Company's 2002 financial statements. For additional information, please refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

      Stock-Based Compensation
      ------------------------
      The Company accounts for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                   (Dollars in thousands, except per share data)

                                        Three months ended   Six months ended
                                              June 30,            June 30,
                                        ------------------   ----------------
                                          2003     2002       2003      2002
                                          ----     ----       ----      ----
   Net income, as reported               $9,747   $8,667    $17,106   $15,433
   Add:  Stock-based employee
     compensation expense included in
     reported net income, net of
     related tax effects                    419      463        891       763
   Deduct:  Stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of related tax
     effects                             (1,137)  (1,564)    (2,812)   (2,833)
                                         ------   ------     ------   -------
   Pro forma net income                  $9,029   $7,566    $15,185   $13,363
                                         ======   ======    =======   =======
   Earnings per share:
          Basic - as reported            $  .46   $  .46    $   .84   $   .83
          Basic - pro forma                 .43      .40        .75       .72

          Diluted - as reported             .46      .45        .83       .81
          Diluted - pro forma               .42      .39        .73       .70

The fair value of each stock option grant on the date of grant has been estimated using the Black-Scholes option-pricing model. Weighted average assumptions used for the 2003 grants were as follows:

                                       Three months ended    Six months ended
                                             June 30,             June 30,
                                       ------------------    ----------------
                                         2003      2002       2003      2002
                                         ----      ----       ----      ----
          Risk-free interest rate       1.58%     3.31%      2.19%     4.09%
          Expected life (years)          2.5       2.0        3.5       4.5
          Expected volatility             30%       35%        34%       35%
          Expected dividend yield       3.83%     3.51%      3.58%     3.51%


   The weighted average grant date fair values of options granted were $3.42 and $4.42 for the three months ended June 30, 2003 and 2002, respectively, and $3.99 and $5.80 for the six months ended June 30, 2003 and 2002, respectively.

2.    Net Income Per Common Share
      ---------------------------
      For the purpose of computing diluted earnings per share, the weighted average number of shares outstanding was increased by 421,166 and 539,043 for the three-month periods ended June 30, 2003 and 2002, respectively, and 391,879 and 533,860 for the six-month periods ended June 30, 2003 and 2002, respectively, for the potential dilutive effects of stock-based incentive plans. As of June 30, 2003 there were 4,024,565 options for shares of common stock outstanding of which 2,225,332 were considered dilutive. There were no adjustments to net income for the purposes of computing income available to common stockholders for those periods.

3.    Acquisitions
      ------------
      On February 6, 2003, the Company acquired Kar Products, LLC and certain assets of a related company, A.& H. Bolt & Nut Company Ltd., (Kar) which is a leading full-service distributor of maintenance, repair and operating (MRO) supplies to industrial, construction, transportation and other markets. The acquisition expands both the geographic scope and product line reach of the Barnes Distribution segment. Kar has a diversified customer base that operates in all 50 states of the U.S., Puerto Rico, and Canada, further enhancing Barnes Distribution's leadership position within the MRO market and international presence. The results of operations of Kar have been included in the consolidated financial statements since the purchase date. The purchase price of $78.5 million, excluding transaction costs, was financed through a combination of $4.0 million cash, $56.0 million of debt and $18.5 million (923,506 shares based upon an average market value proceeding the acquisition date) of Barnes Group common stock. In July 2003, the purchase price of Kar was reduced by $2.4 million, the result of final closing balance sheet adjustments. The purchase price adjustment was comprised of reimbursement to the Company of $0.4 million cash and $2.0 million (100,000 shares) of Barnes Group common stock. This purchase price adjustment will be recorded in the third quarter, 2003 consolidated balance sheet as a reduction in the amount of goodwill attributed to the acquisition.

The Company is in the process of obtaining third-party valuations of certain assets acquired with Kar. Thus, the allocation of the purchase price is subject to refinement. Any amounts attributable to such assets are expected to be finalized during 2003. The aggregate purchase price, prior to the purchase price adjustment of $2.4 million and including transaction costs of $1.4 million, was $79.9 million. The following table summarizes the estimate of fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):


             Current assets                      $ 28,393
             Property, plant, and equipment         3,195
             Other assets                          12,495
             Goodwill                              58,123
                                                 --------
             Total assets acquired                102,206
                                                 --------

             Current liabilities                  (19,286)
             Other liabilities                     (3,021)
                                                 --------
             Total liabilities assumed            (22,307)
                                                 --------
             Net assets acquired                 $ 79,899
                                                 ========

      The following table reflects the pro forma operating results of the Company for the three months and six months ended June 30, 2002, which give effect to the acquisition of Kar as if it had occurred on January 1, 2002. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred if the acquisition had been effective January 1, 2002, nor are they intended to be indicative of results that may occur in the future. The pro forma information does not include the effect of synergies and cost reduction initiatives related to the acquisition. The underlying pro forma information includes the historical financial results of the Company and Kar adjusted for the amortization expense associated with the assets acquired, the Company's financing arrangements and certain purchase accounting adjustments. Proforma results have not been presented for 2003, because the results would not be significantly different than historical results.

                        (Dollars in thousands, except per share data)

                                         Three months ended   Six months ended
                                               June 30,            June 30,
                                         ------------------   ----------------
                                                  2002               2002
                                                  ----               ----
            Net sales                           $240,618           $466,377
            Income before income taxes            12,266             22,264
            Net income                             9,527             17,217

            Per common share:
                  Basic                         $    .48           $    .88
                  Diluted                            .47                .86


4.    Goodwill and Other Intangible assets
      ------------------------------------

      Goodwill:
      The following table sets forth the change in the carrying amount of goodwill for each reportable segment for the six-month period ended June 30, 2003:

                                           (Dollars in thousands)
                             Associated       Barnes        Barnes      Total
                                 Spring    Aerospace  Distribution        BGI
                             ----------    ---------  ------------   --------
      January 1, 2003          $ 76,377     $ 30,900      $ 57,317   $164,594
      Goodwill acquired              78           --        58,123     58,201
                               --------     --------      --------    -------

      June 30, 2003            $ 76,455     $ 30,900      $115,440   $222,795
                               ========     ========      ========   ========

      Goodwill acquired of $58.1 million relates to the acquisition of Kar in February 2003. The Company is in the process of obtaining third-party valuations of certain intangible assets acquired with Kar. The purchase price allocation is expected to be finalized during 2003.

      Acquired Intangible Assets:
      Intangible assets, other than goodwill, consist of patents and registered trademarks and customer lists/relationships. These assets are being amortized over their estimated useful lives ranging up to 30 years. In connection with the acquisition of Kar, the Company recorded intangible assets primarily related to customer lists/relationships in 2003 of $12.3 million which is being amortized over their estimated useful lives and will result in approximately $1.2 million of amortization expense in 2003. The Company is in the process of obtaining third-party valuations of these and other intangibles and thus the amount is subject to refinement.

5.    Business Reorganization Accruals
      --------------------------------
      In connection with the acquisition of the assets of Curtis Industries, Inc. in May 2000, the Company recorded certain integration costs. The Company recorded total costs of $6.4 million related primarily to lease consolidation costs, facility closure costs and reductions in personnel. As of June 30, 2003, an accrual of approximately $1.3 million remained, related to future lease payments.

      During the fourth quarter of 2001, the Company recorded pretax charges of $4.8 million, primarily for Associated Spring, related to actions aimed at reducing the Company's infrastructure including the closure of an Associated Spring plant in Texas. As of June 30, 2003, the remaining balance of $0.3 million related to post-closure holding costs for the Texas plant, which is now closed and being held for sale.

      In connection with the Kar acquisition in February 2003, the Company has recorded certain integration costs. The integration plan includes combining the headquarters functions and consolidating warehousing and distribution networks. As a result, the Company recorded total costs of $5.5 million that related primarily to lease consolidation costs, facility closure costs and reductions primarily in administrative and warehouse personnel. During the second quarter, $1.2 million of the accrual was utilized primarily for lease and employee severance payments. As of June 30, 2003, the remaining balance of $4.3 million related primarily to future lease and employee severance payments. The costs associated with the acquired business are reflected as assumed liabilities in the allocation of the purchase price to net assets acquired. The Company anticipates recording additional integration costs in 2003 when additional distribution consolidation plans are finalized in late 2003.

6.    Debt
      ----
      In February 2003, the Company borrowed $56.0 million under its revolving credit facility in connection with financing the acquisition of Kar. The June 30, 2003 weighted-average interest rate on these borrowings was 3.21%. Also, in conjunction with the acquisition, the Company amended its revolving credit agreement, pursuant to which the maximum ratio of Total Debt to EBITDA, as defined in the revolving credit agreement, was increased to 3.25 times for the first three quarters of 2003 and will decline to 3.00 times at December 31, 2003. The actual ratio at June 30, 2003 was 2.63.

      At June 30, 2003, the Company classified $5.5 million of borrowings under lines of credit due within one year as long-term debt. The Company has both the intent and ability, through its revolving credit facility, to refinance this amount on a long-term basis.

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

      Under the most restrictive borrowing capacity covenant in any agreement, $59.1 million of additional capacity was available at June 30, 2003. Under the most restrictive net worth covenant in any agreement, $84.8 million was available at June 30, 2003 for payment of dividends or to fund acquisitions of shares of the Company's common stock.

7.    Common Stock Issuance
      ---------------------
      On May 21, 2003, the Company issued 2,381,925 primary shares of its common stock as a result of a public offering at $19.00 per share. Net proceeds to Barnes Group of approximately $42.3 million were used to pay down a portion of the indebtedness incurred in connection with the Kar acquisition. The offering also included 823,506 secondary shares sold by an existing shareholder, GC-Sun Holdings II, L.P. Barnes Group did not receive any of the proceeds from the sale of the shares owned by GC-Sun Holdings.

8.    Comprehensive Income
      --------------------
      Comprehensive income includes all changes in equity during a period except those resulting from the investment by, and distributions to, stockholders. For the Company, comprehensive income includes net income, and other non-owner changes to equity, which are comprised of foreign currency translation adjustments and deferred gains and losses related to certain derivative instruments.

                           Statement of Comprehensive Income
                                 (Dollars in thousands)

                                        Three months ended    Six months ended
                                             June 30,              June 30,
                                        ------------------    ----------------
                                          2003     2002        2003     2002
                                          ----     ----        ----     ----
      Net income                        $ 9,747  $ 8,667     $17,106  $15,433
      Unrealized losses on hedging
       activities, net of income taxes     (179)    (709)       (350)  (1,327)
      Foreign currency
       translation adjustments            7,426    5,976      11,693    4,406
                                        -------  -------     -------  -------
      Comprehensive income              $16,994  $13,934     $28,449  $18,512
                                        =======  =======     =======  =======

9.    Income Taxes
      ------------
      A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate follows:

                                       Six months ended    Twelve months ended
                                            June 30,            December 31,
                                              2003                  2002
                                       ----------------    -------------------
      U.S. federal statutory
       income tax rate                        35.0%                35.0%
      State taxes (net of federal benefit)     0.4                  0.9
      Foreign losses without tax benefit       1.6                  3.6
      Tax on foreign operations              (11.9)               (16.0)
      NASCO equity income                     (1.0)                (0.4)
      Export sales benefit                    (1.0)                (1.3)
      ESOP dividend                           (2.3)                (5.8)
      Other                                    0.2                  2.0
                                              ----                 ----
      Consolidated effective income tax rate  21.0%                18.0%
                                              ====                 ====

10.   Information on Business Segments
      --------------------------------
      The following tables set forth information about the Company's operations by its three reportable business segments:

                                             (Dollars in thousands)
                                     Three months ended     Six months ended
                                           June 30,             June 30,
                                     ------------------     ----------------
                                        2003     2002        2003      2002
                                        ----     ----        ----      ----
      Sales
           Associated Spring          $ 86,563  $ 88,041   $171,628  $163,606
           Barnes Aerospace             40,616    49,387     82,945    96,797
           Barnes Distribution         104,654    74,268    198,501   147,133
           Intersegment sales           (2,246)   (2,311)    (4,753)   (3,915)
                                      --------  --------   --------  --------
      Total sales                     $229,587  $209,385   $448,321  $403,621
                                      ========  ========   ========  ========
      Operating profit
           Associated Spring          $  9,142  $  7,745   $ 16,766  $ 14,778
           Barnes Aerospace              2,627     3,007      5,333     5,887
           Barnes Distribution           4,921     3,476      8,118     5,378
                                      --------  --------   --------  --------
      Total operating profit            16,690    14,228     30,217    26,043

           Interest income                 362       129        657       253
           Interest expense             (4,135)   (3,628)    (8,245)   (7,018)
           Other income (expense)         (699)      105       (976)       13
                                      --------  --------   --------  --------
      Income before income taxes      $ 12,218  $ 10,834   $ 21,653  $ 19,291
                                      ========  ========   ========  ========

      The Kar acquisition added approximately $102.2 million of assets to the Barnes Distribution segment assets.

11.   Contingencies
      -------------
      Retirement Savings Plan:
      The Company guarantees a minimum rate of return on certain pre-April 2001 assets of its 401(k) Retirement Savings Plan (the Plan). This guarantee will become a liability for the Company if, and to the extent that, the value of the related Company stock does not cover the guaranteed asset value when an employee who had invested in the Barnes Group stock investment election or vested in the Company match, which is paid in Barnes Group stock, withdraws from the Plan.

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


      The closing price of the Company's stock on June 30, 2003 was $21.76, resulting in an estimated guarantee on Plan assets of $0.1 million.

      Restrictions on Stock Consideration for Spectrum Plastics:
      The sole shareholder of Spectrum Plastics received 119,048 shares of the Company's common stock as partial consideration for Spectrum Plastics in April 2002. For the one-year period following the required holding period under the Federal securities laws, which holding period ended April 29, 2003, the sole shareholder agreed not to sell the Company shares received in the acquisition at a price below $25.20 per share without the consent of the Company. In the event he sells any of the shares during this period with the consent of the Company or during the one month following this period, the Company is obligated to pay to him an amount equal to the difference between $25.20 per share and the lesser price at which he sells such shares.

      Product Warranties:
      The Company provides product warranties in connection with the sale of products. Known product warranty liabilities were not significant as of June 30, 2003.

                   ------------------------

      With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month and six-month periods ended June 30, 2003 and 2002, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 16, 2003 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

      Report of Independent Accountants

      To the Board of Directors and Stockholders of Barnes Group Inc.:

      We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of June 30, 2003, and the related consolidated statement of income for each of the three-month and six-month periods ended June 30, 2003 and 2002 and the consolidated statement of cash flows for the six-month periods ended June 30, 2003 and 2002. This interim financial information is the responsibility of the Company's management.

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

      We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, of stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated January 31, 2003 (except for Note 3, which is as of February 6, 2003) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

      /s/PricewaterhouseCoopers LLP
      PricewaterhouseCoopers LLP
      Hartford, CT

      July 16, 2003

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

                                   Acquisitions
                                   ------------
On February 6, 2003, the Company acquired Kar Products, LLC and certain assets of a related company, A.& H. Bolt & Nut Company Ltd., (Kar) a leading full-service distributor of maintenance repair and operating (MRO) supplies to industrial, construction, transportation and other markets. The acquisition expands both the geographic scope and product line of the Barnes Distribution segment. Kar has a diversified customer base that operates in all 50 states of the U.S., Puerto Rico, and Canada, further enhancing Barnes Distribution's leadership position within the MRO market and international presence. The results of operations of Kar have been included in the consolidated financial statements since the purchase date. The consideration for the acquisition of $78.5 million was financed through a combination of $4.0 million cash, $56.0 million of debt and $18.5 million (923,506 shares) of Barnes Group common stock. In July 2003, the purchase price of Kar was reduced by $2.4 million, the result of final closing balance sheet adjustments. The purchase price adjustment included reimbursement to the Company of $0.4 million cash and $2.0 million (100,000 shares) of Barnes Group common stock. The purchase price adjustment will be recorded in the third quarter consolidated balance sheet as a reduction in the amount of goodwill attributed to the acquisition. Management has approved and committed to certain integration activities aimed at achieving a number of post-acquisition cost savings and other synergies through headquarters and infrastructure consolidation. This integration plan includes combining the headquarters functions and consolidating warehousing and distribution networks. As a result, the Company recorded total costs of $5.5 million related primarily to lease consolidation costs, facility closure costs and reductions in personnel. These costs associated with the acquired business are reflected as assumed liabilities in the allocation of the purchase price to net assets acquired.

                            Results of Operations
                            ---------------------
The following table sets forth, as a percentage of sales, the Company's consolidated statement of income data for the three months and six months ended June 30, 2003 and 2002:

                                       Three months ended   Six months ended
                                            June 30,            June 30,
                                       ------------------   ----------------
                                           2003    2002       2003     2002
                                           ----    ----       ----     ----
         Net sales                        100.0%  100.0%     100.0%   100.0%
         Cost of sales                     63.7    67.9       64.4     67.5
                                          -----   -----      -----    -----
         Gross profit                      36.3    32.1       35.6     32.5
         Selling and
           administrative expenses         29.3    25.5       29.1     26.2
                                          -----   -----      -----    -----
         Operating income                   7.0     6.6        6.5      6.3
         Other income                       0.4     0.3        0.3      0.3
         Interest expense                   1.8     1.7        1.8      1.7
         Other expense                      0.3     0.1        0.2      0.1
         Income taxes                       1.1     1.0        1.0      1.0
                                          -----   -----      -----    -----
         Net income                         4.2%    4.1%       3.8%     3.8%
                                          =====   =====      =====    =====

Net sales for the second quarter 2003 were a record $229.6 million, up 9.6% from $209.4 million in the second quarter last year. The sales increase reflected the Company's acquisition of Kar, which contributed $31.0 million to Barnes Distribution. This growth was partially offset by a 17.8% decline in sales at Barnes Aerospace. The Company's first half sales were $448.3 million, up 11.1% from $403.6 million in 2002. This sales increase included $50.2 million in sales from the Kar acquisition.

Second quarter 2003 operating income was $16.0 million compared to $13.8 million in the second quarter of 2002. These results reflect higher profit at Associated Spring and Barnes Distribution and lower profit in the Barnes Aerospace segment. The Company-wide operating income margin was 7.0% compared with 6.6% a year ago. This increase was driven, for the most part, by a higher gross profit margin, which improved 4.2 percentage points. This increase in gross profit margin reflects higher gross profit margins at all three businesses, combined with a shift in the overall sales mix to the higher margin distribution business. This shift was caused primarily by the additional sales contributed by Kar. Selling and administrative expenses increased as a percentage of sales compared to last year's second quarter. This was also driven by the higher proportion of sales in the distribution business, which has a higher selling expense component. Also impacting operating expenses were higher personnel costs, including pension and other postretirement benefit costs. These increases were offset by lower incentive compensation expense. The 2003 year-to-date operating income was $29.2 million compared to $25.3 million in 2002.

                    Segment Review - Sales and Operating Profit
                    -------------------------------------------
Associated Spring's sales for the 2003 second quarter and first half were $86.6 million and $171.6 million, respectively, compared to $88.0 million and $163.6 million a year ago. Sales during the quarter reflected a drop in sales related to a planned withdrawal from the heavy truck brake spring market, as well as a decline in sales to the light vehicle, telecommunications and electronics markets. Partially offsetting this were higher sales of nitrogen gas spring products, due in part to the strengthening of foreign currency against the U.S. dollar. In the second quarter, sales of products destined for light vehicles were down four percent, even as light vehicle production in North America fell by nearly nine percent. This differential is attributable to Associated Spring's sales mix, which includes a high penetration of sales to the transplant automotive manufacturers, which reported stronger light vehicle production in the period, combined with Associated Spring's higher per-vehicle content on faster-selling light vehicles such as pickups and SUVs. The second quarter and first half operating profit for the segment was $9.1 million and $16.8 million, respectively, compared with $7.7 million and $14.8 million for the same period a year ago. This increase reflected the benefits of last year's closure of Associated Spring's Texas facility and the absence of $0.8 million of purchase price accounting adjustments related to Seeger-Orbis that were incurred in 2002. Light vehicle production in the second half of 2003 is expected to be slightly lower than 2002, however, the impact on Associated Spring will ultimately depend upon both the actual production rate and the production mix. While the end markets for telecommunications and electronics products have improved somewhat from the first quarter of 2003, they are expected to remain weak in the near term.

Barnes Aerospace's second quarter and first half 2003 sales were $40.6 million and $82.9 million; respectively, down 17.8% and 14.3% compared with $49.4 million and $96.8 million in the comparable periods in 2002, reflecting the continued challenging commercial aerospace marketplace. The second quarter and first half operating profit was $2.6 million and $5.3 million, respectively, down from $3.0 million and $5.9 million in 2002, reflecting the lower sales volume. Operating profit margin for the second quarter and first half was 6.5% and 6.4%, respectively, up from 6.1% in both the second quarter and first half of last year due to headcount reductions and other productivity actions taken throughout Barnes Aerospace in 2002 aimed at positioning the business for a period of lower commercial aerospace volume. Orders recorded during the second quarter of 2003 were $29.0 million, resulting in order backlog at June 30, 2003 of $136.2 million, compared with $151.8 million at year-end 2002. Impacting second quarter 2003 orders and backlog were commercial OEM delivery deferrals and lower repair and overhaul volume stemming from the outbreak of severe acute respiratory syndrome (SARS) and the Iraq conflict; a military order deferral triggered by a delay in program funding; and a reduction in orders due to the decision by Barnes Aerospace not to continue to manufacture certain lower margin components. Direct and indirect orders for the military were approximately 30% of the orders booked during the second quarter of 2003. Recent events such as the Iraq conflict and SARS and the ongoing fear of terrorism have continued to have a negative impact on air travel. As a result, deliveries for new commercial aircraft are expected to remain soft until at least 2005.

Barnes Distribution's sales in the second quarter and first half of 2003 were $104.7 million and $198.5 million, respectively, up 40.9% and 34.9% from $74.3 million and $147.1 million in the comparable periods in 2002. Kar, which the Company purchased on February 6, 2003, contributed $31.0 million of sales in the second quarter and $50.2 million in the first half of 2003. Excluding Kar, sales at Barnes Distribution were essentially flat reflecting the impact of the continued weakness in the industrial economy. Operating profit for the second quarter and first half of 2003 was $4.9 million and $8.1 million, respectively, up 41.6% and 50.9% from $3.5 million and $5.4 million for the comparable periods in 2002. The improvement in operating results was driven primarily by incremental operating profit contributed by Kar. The outlook for markets served by Barnes Distribution remains uncertain for the second half of 2003 because of the continued uncertainty in the industrial economy; however, management anticipates that operating profit will continue to be positively impacted by the contribution to profit from Kar sales as well as from the synergistic cost savings resulting from integrating Kar into Barnes Distribution.

                           Other Income/Expense
                           --------------------

The increase in other income for the first half of 2003 compared to 2002 was a result of higher interest income due to higher interest rates in Brazil, and increased short-term investments in Canada. In addition, profits related to investments from the Company's NASCO joint venture increased by approximately $0.2 million. Included in other income in 2002 are foreign exchange gains of approximately $0.2 million. This compares to foreign exchange losses of approximately $0.8 million in 2003, primarily in Brazil, which have been included in other expense. These transaction losses related primarily to exposures on U.S. dollar-denominated financial instruments at the Company's international locations.

Interest expense increased in 2003 as a result of higher borrowings related primarily to the Kar acquisition, and a reduction in the amount of debt subject to interest rate swaps.

                              Income Taxes
                              ------------
The Company's effective tax rate for the first six months of 2003 was 21.0%, compared with 20.0% in the comparable year-to-date period in 2002 and 18.0% for the full year 2002. The higher rate is primarily due to the absence in 2003 of an additional deduction which was taken during 2002 for the Company's Retirement Savings Plan dividends, and an anticipated shift in 2003 earnings to countries with higher tax rates, primarily the United States. The additional 2002 dividend deduction resulted from a retroactive election in 2002 for the 2001 dividend distribution, resulting from an amendment to the Plan.

                  Net Income and Net Income Per Share
                  -----------------------------------
Consolidated net income for the second quarter of 2003 and 2002 was $9.7 million and $8.7 million, respectively. Basic and diluted earnings per share for the second quarter of 2003 were each $.46 compared with basic and diluted earnings per share of $.46 and $.45, respectively, for the second quarter of 2002.

Consolidated net income for the first half of 2003 and 2002 was $17.1 million and $15.4 million, respectively. Basic and diluted earnings per share for the first six months of 2003 were $.84 and $.83, respectively, compared with basic and diluted earnings per share of $.83 and $.81 respectively, for the first six months of 2002.

Despite the growth in the net income, basic and diluted earnings per share for the six months ended June 30, 2003 were relatively flat compared to the same period in 2002, due to the 8.8% increase in average shares outstanding. This increase was primarily a result of the issuance of 2.4 million shares related to the equity offering in May 2003 and the issuance of 0.9 million shares in conjunction with the acquisition of Kar in February 2003.

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

Net cash provided by operating activities in the first six months of 2003 was $19.3 million, compared to $17.9 million in the first half of 2002. The improvement in operating cash flow in the first six months of 2003 resulted primarily from improved operating results.

Net cash used by investing activities in the first half of 2003 was $69.1 million compared with $40.2 million in the comparable 2002 period. The significant increase in this year's investing activities was due to the acquisition of Kar in February, 2003. Investing activity in 2002 included the acquisitions of Seeger-Orbis and Spectrum Plastics. In 2003, capital expenditures were down compared to the 2002 level, as reduced asset utilization at Barnes Aerospace resulted in lower capital spending.

Net cash provided by financing activities was $68.7 million in the first half of 2003 compared to $10.6 million in the comparable 2002 period. The proceeds from additional borrowings in 2003 were used to fund the Kar acquisition and certain operating cash flow requirements in the United States. Cash generation outside the U.S. resulted in an increase in cash and cash equivalents. The Company's public offering of its common stock provided proceeds of approximately $42.3 million that were used to reduce borrowings under its revolving credit facility. Management anticipates that acquisitions will continue to be financed through a mix of internal cash, borrowing and equity.

The Company maintains bank-borrowing facilities to supplement internal cash generation. At June 30, 2003, the Company had a $150.0 million borrowing facility under a revolving credit agreement that matures on June 14, 2005, of which $65.0 million was borrowed at an interest rate of 3.23%. Additionally, the Company had $15.0 million in uncommitted short-term bank credit lines, of which $5.5 million was in use at June 30, 2003.

Borrowing capacity is limited by various debt covenants. The most restrictive covenant requires the Company to maintain a ratio of Total Debt to EBITDA, as defined in the revolving credit agreement, of not more than 3.25 times at June 30, 2003. The covenant will decline to 3.00 times at December 31, 2003. The actual ratio at June 30, 2003 was 2.63 times and would have allowed additional borrowings of $59.1 million. The Company believes its credit facilities, coupled with cash generated from operations, are adequate for its anticipated future requirements.

First half 2003 earnings before interest, taxes, depreciation and amortization (EBITDA) were $47.1 million compared to $42.7 million in the first half of 2002. EBITDA is a measurement not calculated in accordance with generally accepted accounting principles (GAAP). The Company defines EBITDA as net income plus income taxes, interest expense and depreciation and amortization. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors. Management uses EBITDA as one measure of leverage capacity and debt servicing ability.

Following is a reconciliation of EBITDA to the Company's net income:

                                       (Dollars in thousands)
      Six months ended June 30,         2003             2002
                                      -------          -------
         Net income                   $17,106          $15,433
         Add back:
          Income taxes                  4,547            3,858
          Depreciation & amortization  17,217           16,377
          Interest expense              8,245            7,018
                                      -------          -------
         EBITDA                       $47,115          $42,686
                                      =======          =======



                   Recent Accounting Pronouncements
                   --------------------------------
During 2003, Statement of Financial Accounting Standards (SFAS) No. 143 "Accounting for Asset Retirement Obligations", SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" and Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," became effective for the Company. The adoption of these statements did not have a material effect on the Company's financial position, results of operations or cash flows.


                       Forward-Looking Statements
                       --------------------------
This quarterly report may contain certain forward-looking statements as defined in the Private Securities Litigation and Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements. Investors are encouraged to consider these risks and uncertainties as described within the Company's periodic filings with the Securities and Exchange Commission. These risks and uncertainties include but are not limited to, the following: the ability of the Company to integrate newly acquired businesses and to realize acquisition synergies on schedule; changes in market demand for the types of products and services produced and sold by the Company; the Company's success in identifying, and attracting customers in, new markets; the Company's ability to develop new and enhanced products, to meet customers needs on time; the effectiveness of the Company's marketing and sales programs; increased competitive activities including pricing, advertising and promotions that could adversely affect customer demand for the Company's products; changes in economic, political and public health conditions, worldwide and in the locations where the Company does business; interest and foreign exchange rate fluctuations; and changes in laws and regulations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no significant change in the Company's exposure to market risk during the first six months of 2003. For discussion of the Company's exposure to market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Management, including the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon, and as of the date of, that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.


Part II

Item 4. Submission of Matters to a Vote of Security Holders

    (a) The Annual Meeting of the Company's stockholders was held on April 16, 2003. Proxies for the meeting were solicited pursuant to Regulation 14 A.

    (c) (1) The following directors were elected:


                                Votes in           Votes       For Terms
       Director                    Favor        Withheld        Expiring
       --------                 --------        --------       ---------

       Thomas O. Barnes       16,578,228         316,143            2006
       Gary G. Benanav        15,617,275       1,277,096            2006
       Donald W. Griffin      15,621,741       1,272,630            2006
       Mylle H. Mangum        15,670,465       1,223,906            2006

Item 5. Other Information

The information in this Item 5 is being provided under Item 11 of Form 8-K, Temporary Suspension of Trading Under Registrant's Employee Benefit Plans, pursuant to the interim guidance set forth in Release 33-8216. The notice below was provided to the Directors and Officers of the Company on May 15, 2003. The Blackout Period referenced in the notice ended on July 15, 2003.

                  Notice of Blackout Trading Restriction
                  --------------------------------------

   The Barnes Group Inc. Retirement Savings Plan, the Company's 401(k) plan, is transitioning to a new provider of recordkeeping, trustee services and investment options, Fidelity Investments. In order to accomplish the transition, purchasing, selling and otherwise acquiring or transferring Barnes Group stock must be suspended for a period of time. Such period is a "blackout period."

   This notice is given pursuant to the requirements in Section 306(a) of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) and the regulations promulgated thereunder. Section 306(a)(1) of Sarbanes-Oxley prohibits a Director or Executive Officer of the Company from, directly or indirectly, purchasing, selling or otherwise acquiring or transferring the Company's common stock during a blackout period, unless such Director or Executive Officer can affirmatively establish that such stock was not acquired in connection with service or employment as a Director or Executive Officer, as applicable.


   a. Duration of the Blackout Period. The Blackout Period will commence on May 30, 2003 and is expected to end on July 15, 2003.

   b. The class of stock subjected to the Blackout Period. Barnes Group Common Stock.

   c. Plan transactions to be suspended during the blackout period. Requests for loans, in-service withdrawals, hardship withdrawals, and distributions. Transfers/exchanges between investment options and access to account balances.

   d. Contact regarding the Blackout Period.
            Signe S. Gates
            Senior Vice President, General Counsel and Secretary
            Barnes Group Inc.
            123 Main Street
            Bristol, CT  06010
            Tel:  860-973-2153


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)  Exhibits


        Exhibit 10.1 Amendment 1 to Employment Agreement between Barnes Group Inc. and Edmund M. Carpenter.

        Exhibit 10.2 Non-Employee Director Deferred Stock Plan as further amended.

        Exhibit 15 Letter regarding unaudited interim financial information.

        Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Form 8-K

      A report on Form 8-K/A regarding the financial information required under Item 7 related to the Company's acquisition of Kar Products, was filed with the Commission on April 14, 2003.

      A report on Form 8-K regarding financial results for the quarter ended March 31, 2003, was filed with the Commission on April 17, 2003.

      A report on Form 8-K regarding the filing of a prospectus supplement, which included certain information regarding the Company's results of operations for the quarter ended March 31, 2003, was filed with the Commission on May 7, 2003.

      A report on Form 8-K regarding the filing of a prospectus, relating to the offer and sale of the Company's common stock, was filed with the Commission on May 22, 2003.

      A report on Form 8-K regarding the closing of the public offering of shares of the Company's common stock, was filed with the Commission on May 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Barnes Group Inc.
                                          (Registrant)

Date  August 12, 2003   By /s/ William C. Denninger
      ---------------   -------------------------------
                         William C. Denninger
                         Senior Vice President, Finance
                         and Chief Financial Officer
                         (the principal financial officer)


Date  August 12, 2003   By /s/ Francis C. Boyle, Jr.
      ---------------   -------------------------------
                         Francis C. Boyle, Jr.
                         Vice President, Controller
                         (the principal accounting officer)

EXHIBIT INDEX

                             BARNES GROUP INC.

                      Quarterly Report on Form 10-Q
                     For Quarter ended June 30, 2003
                     ------------------------------------

Exhibit No.   Description                               Reference
----------    -----------                               ---------

10.1          Amendment 1 to Employment                Filed with this report.
              Agreement between Barnes Group
              Inc. and Edmund M. Carpenter.

10.2          Non-Employee Director Deferred           Filed with this report.
              Stock Plan as further amended.


15            Letter regarding unaudited interim       Filed with this report.
              financial information.

31.1          Certification Pursuant to                Filed with this report.
              Section 302 of the Sarbanes-Oxley Act
              of 2002.

31.2          Certification Pursuant to                Filed with this report.
              Section 302 of the Sarbanes-Oxley Act
              of 2002.

32            Certification Pursuant to 18 U.S.C.      Furnished with this
              Section 1350 as Adopted Pursuant to      report.
              Section 906 of the Sarbanes-Oxley Act
              of 2002.

                                                              EXHIBIT 10.1


             AMENDMENT 1 TO THE EMPLOYMENT AGREEMENT BETWEEN
                BARNES GROUP INC. AND EDMUND M. CARPENTER



      AMENDMENT 1 is made as of July 2, 2003, by and between Barnes Group Inc., a Delaware corporation (the "Company"), and Edmund M. Carpenter (the "Executive").

      WHEREAS, the Company and the Executive are parties to the certain Employment Agreement made as of December 8, 1998 (the "Employment Agreement"); and

      WHEREAS, the Executive may notify the Company not later than October 2, 2003 that he does not wish to extend the Employment Term, as defined in the Employment Agreement, whereupon the Employment Agreement would terminate as of December 31, 2003; and

      WHEREAS, the Company wishes to encourage the Executive not to so terminate the Employment Agreement.

      NOW, THEREFORE, in consideration of the mutual covenants contained herein, the parties hereto agree that the Executive and his spouse shall be eligible to receive, at the Company's expense, those retiree medical coverage benefits provided from time to time by the Company to other similarly situated eligible retirees of the Company, as if the Executive had been employed by the Company as of December 31, 1992. Notwithstanding the immediately foregoing sentence, the Company reserves the right to terminate or change in any way medical coverage provided to retirees, at any time including after retirement has occurred.

      Subject to the express terms of this Amendment 1, the Employment Agreement remains in full force and effect.


      IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by authority of its Board of Directors, and the Executive has hereunto set his hand, the day and year first above written.



BARNES GROUP INC. (the "Company")


By:  /s/ Thomas O. Barnes           By:  /s/ EM Carpenter
   ----------------------------        ---------------------------
     Thomas O. Barnes, Chairman          Edmund M. Carpenter
     Board of Directors                  (the "Executive")

                                                                EXHIBIT 10.2


                               BARNES GROUP INC.

                  NON-EMPLOYEE DIRECTOR DEFERRED STOCK PLAN
                              as Further Amended



Section 1:  Establishment of Plan
---------------------------------

      The purpose of this Plan is to provide a means through which Directors of the Company may share in its long-term growth by acquiring a common stock ownership in the Company.


Section 2:  Definitions
-----------------------

      When used in this Plan, the following terms shall have the definitions set forth in this section:

2.1   "AAA" shall have the meaning set forth in Section 6 hereof.

2.2   "Board of Directors" shall mean the Board of Directors of Barnes Group
Inc.

2.3 "Change-in-Control" shall have the meaning set forth in the Barnes Group Inc. Employee Stock And Ownership Program, as amended and in effect from time to time.

2.4   "Committee" shall have the meaning set forth in Section 3.4 hereof.

2.5   "Company" shall mean Barnes Group Inc.

2.6   "Delivery Date" shall have the meaning set forth in Section 4.1 hereof.

2.7 "Director" shall mean a member of the Board of Directors who is not an executive officer of the Company.

2.8 "Disability" shall have the meaning set forth in the Company's long-term disability plan.

2.9   "Grant Date" shall have the meaning set forth in Section 3.1 hereof.

2.10  "Shares" shall have the meaning set forth in Section 3.1 hereof.

Section 3:  Deferred Stock Grant
--------------------------------

3.1 Each Director shall be granted as of the date of election to the Board of Directors (the "Grant Date") the right to receive, without payment to the Company and at the applicable time or times provided by Section 4 hereof, 6,000 shares of the common stock of the Company (the "Shares"). A Director shall have no rights as a stockholder of the Company with respect to any of the Shares until the Shares are delivered to the Director pursuant to Section 4 hereof.

3.2 If the number of outstanding shares of common stock of the Company is changed as a result of a stock dividend, stock split, reverse stock split or the like without additional consideration to the Company, the number of Shares shall be adjusted to correspond to the change in the outstanding shares of common stock; and in the case of any reorganization or recapitalization of the Company (by reclassification of its outstanding common stock or otherwise), or its consolidation or merger with or into another corporation, or the sale, conveyance, lease or other transfer by the Company of all or substantially all of its property, pursuant to any of which events the then outstanding shares of common stock are combined, or are changed into or become exchangeable for other shares of stock or property, the Director shall be entitled to receive, in lieu of the Shares that s/he would otherwise be entitled to receive and without any payment, the shares of stock or property which the Director would have received upon such reorganization, recapitalization, consolidation, merger, sale or other transfer, if immediately prior thereto s/he had owned the Shares that s/he would otherwise be entitled to receive pursuant to this Plan and had exchanged such Shares in accordance with the terms of such reorganization, recapitalization, consolidation, merger, sale or other transfer.

3.3 In no event (a) may the Director sell, exchange, transfer, assign, pledge, hypothecate, mortgage or dispose of the right to receive the Shares or any interest therein, nor (b) shall the right to receive the Shares or any interest therein be subject to anticipation, attachment, garnishment, levy, encumbrance or charge of any nature, voluntary or involuntary, by operation of law or otherwise. Any attempt, whether voluntary or involuntary, to sell, exchange, transfer, assign, pledge, hypothecate, mortgage, dispose, anticipate, attach, garnish, levy upon, encumber or charge the right to receive the Shares or any interest therein shall be null and void and the other party to the transaction shall not obtain any rights to or interest in the Shares. The foregoing sentences in this Section 3.3 shall not prevent the assignment or transfer of the right to receive the Shares and any interest therein by will or applicable laws of descent and distribution, or prevent the Director from designating one or more beneficiaries to receive the Shares in the event of his or her death; provided, that such designation shall have been received in writing by the Company before such death and the last such designation shall be controlling.

3.4 Notwithstanding Section 3.1, if the Director's service as a director of the Company continues until the date on which a Change-in-Control occurs, the Director shall have the right immediately to receive the Shares. However, if such Change-in-Control occurs less than six months after the Grant Date and the Compensation and Management Development Committee of the Board of Directors (the "Committee") (other than the Director, if s/he is a member thereof) requests in writing before the date of such Change-in-Control that the Director agree in writing to remain a director of the Company through the date which is six months after the Grant Date with substantially the same title, duties, authority, compensation and indemnification as on the day immediately preceding the Change-in-Control, then in that event the Director shall have the right to receive the Shares pursuant to this Section 3.4 only if the Director executes such written agreement and delivers it to the Company not later than one week after the date of such Change-in-Control, in which case the Director shall have the right to receive the Shares when the Director delivers such written agreement or, if later, on the date on which such Change-in-Control occurs.

3.5 If the Director, at any time before the Shares are delivered: (i) directly or indirectly, whether as an owner, partner, shareholder, consultant, agent, employee, investor or in any other capacity, accepts employment with, renders services to or otherwise assists any other business which competes with the business conducted by the Company or any of its subsidiaries, during the Director's last two years with the Company or any of its subsidiaries;
(ii) directly or indirectly, hires or solicits or arranges for the hiring or solicitation of any employee of the Company or any of its subsidiaries on behalf of any business or enterprise other than the Company or a subsidiary, or encourages any such employee to leave such employment; (iii) uses, discloses, misappropriates or transfers confidential or proprietary information concerning the Company or any of its subsidiaries (except as required by the Director's work responsibilities with the Company or any of its subsidiaries); (iv) is convicted of a crime against the Company or any of its subsidiaries; or (v) engages in any activity in violation of the policies of the Company or any of its subsidiaries, including without limitation the Company's Code of Business Ethics and Conduct, or, at any time, engages in conduct adverse to the best interests of the Company or any of its subsidiaries; then should any of the foregoing events occur, the right to receive the Shares and any interest therein and any future dividend equivalents shall be forfeited unless the Committee (other than the Director, if s/he is a member thereof), in its sole discretion, elects otherwise. The provisions of this Section 3.5 are in addition to any other agreements related to non-competition, non-solicitation and preservation of Company confidential and proprietary information entered into between the Director and the Company, and nothing herein is intended to waive, modify, alter or amend the terms of any such other agreement.

Section 4:  Delivery of the Shares
----------------------------------

4.1 The Shares shall be delivered to each Director by, at the Director's election, issuance of a stock certificate for the Shares or entry of a credit for the Shares in a book entry account in the Director's name either on the first business day of the month immediately following his/her termination as a Director (the "Delivery Date") or, at the election of the Director, on the fifth anniversary of the Delivery Date (or if such date is not a business day, on the first business day thereafter) or in five annual installments (as equal as practical, rounded to the nearest whole share, and not more in the aggregate than the total number of Shares that the Director is entitled to receive) commencing on the Delivery Date. The aforesaid election shall be made by a newly elected Director within thirty days after election to the Board of Directors.

4.2 A Director who is first elected after July 16, 2003 shall meet a minimum service requirement of three continuous years as a member of the Board of Directors, beginning on the Grant Date and ending on the third anniversary thereof, in order to receive 6,000 Shares. If such Director's service is terminated due to a reason other than death or Disability, before the expiration of such minimum service period, then a prorata portion of the Shares, based on the Director's period of service and rounded to the nearest number of whole shares, shall be delivered in accordance with this Section 4. Such prorata portion shall be the number of Shares equal to 6,000 multiplied by a fraction which shall not exceed the number one (1), the numerator of which shall be the number of months elapsed from the Grant Date until the date of such termination of service and the denominator of which fraction shall be the number 36.

4.3 In the event of the death of a Director prior to earning 6,000 Shares, 6,000 Shares shall be delivered to the beneficiary designated by the Director or, in the absence of such designation, to the Director's estate. In the event of the Disability of a Director prior to earning 6,000 Shares, 6,000 Shares shall be delivered to such Director.

4.4 Regardless of any election by a Director to defer delivery of the Shares, the Committee may in its sole discretion deliver to the Director all of the Shares that the Director is entitled to receive at any time on or after the Delivery Date.

4.5   The Shares shall be Treasury shares.


Section 5:  Dividend Equivalents
--------------------------------

5.1 The grant of the right to receive the Shares shall also entitle the Director to receive Dividend Equivalents. On each date on which a dividend (other than a common stock dividend) is paid to the holders of common stock the record date of which falls during the period commencing on the Grant Date and ending on the date when the Shares are delivered pursuant to Section 4 hereof, the Company shall pay the Director an amount of money determined by multiplying (a) the number of the Shares that the Director is entitled to receive, times (b) the dividend per share paid on such dividend payment date. However, if the dividend is paid in property other than cash or common stock, the amount of money to be paid to the Director in respect of such dividend shall be determined by multiplying (i) the number of the Shares that the Director is entitled to receive, times (ii) the fair market value on such dividend payment date of the property that was paid per share of common stock as a dividend on such dividend payment date. Notwithstanding anything to the contrary herein, the Director shall not be required to reimburse the Company for any dividend equivalents previously paid to the Director with respect to Shares that are not delivered to the Director pursuant to Section 4.2 hereof.

5.2 At the election of a Director, which election may be changed from time to time, the Dividend Equivalents may be paid in cash or invested in the Company's common stock through an arrangement similar to the Company's plan for dividend investment.

5.3 A Director who subsequently becomes an employee of the Company before the Delivery Date shall be entitled to continue to receive Dividend Equivalents.


Section 6:  Interpretation
--------------------------

      The Committee (other than the Director, if s/he is a member thereof) shall interpret and construe this Plan and make all determinations thereunder, and any such interpretation, construction or determination by the Committee shall be binding and conclusive on the Company and the Director and on any person or entity claiming under or through either of them.

      Any claim, demand or controversy arising from such interpretation, construction or determination by the Committee shall be submitted first to a mediator in accordance with the rules of the American Arbitration Association ("AAA") by submitting a mediation request to the Corporate Secretary of the Company within thirty (30) days of the date of the Committee's interpretation or construction. The mediation process shall conclude upon the earlier of:
(a) the resolution of the dispute; (b) a determination by either the mediator or one or more of the parties that all settlement possibilities have been exhausted and there is no possibility of resolution; or (c) thirty (30) days have passed since the filing of a request to mediate with the AAA. A party who has previously submitted a dispute to mediation, and which dispute has not been resolved, may submit such dispute to binding arbitration pursuant to the rules of the AAA. Any arbitration proceeding for such dispute must be initiated within fourteen (14) days from the date that the mediation process has concluded. The prevailing party shall recover its costs and reasonable attorney's fees incurred in such arbitration proceeding. The Director and the Company specifically understand and agree that the failure of a party to timely initiate a proceeding hereunder shall bar the party from any relief or other proceeding and any such dispute shall be deemed to have been finally and completely resolved. All mediation and arbitration proceedings shall be conducted in Bristol, Connecticut or such other location as the Company may determine and the Director agrees that no objection shall be made to such jurisdiction or venue, as a forum non conveniens or otherwise. The arbitrator's authority shall be limited to resolution of the legal disputes between the parties and the arbitrator shall not have authority to modify or amend this Plan or the Committee's interpretation or construction thereof, or abridge or enlarge rights available under applicable law. Any court with jurisdiction over the parties may enforce any award made hereunder.


Section 7:  Amendment and Termination; Term
-------------------------------------------

7.1 The Committee may at any time terminate this Plan and it may, at any time, or from time to time, amend or suspend and, if suspended, reinstate, this Plan in whole or in part; provided, that any such amendment of this Plan shall be contingent on obtaining the approval of the stockholders of the Company if the Committee determines that such approval is necessary to comply with any requirement of law, including the rules of any stock exchange, stock market or automated quotation system on which the Company's equity securities are traded or quoted.

7.2 The expiration of this Plan, after which no rights to Shares may be granted hereunder, shall be July 16, 2013; provided, that the administration of this Plan shall continue in effect until all matters have been settled relating to the delivery of Shares for which rights have been previously granted.

Section 8:  General
-------------------

8.1 The Company will make reasonable efforts to comply with all applicable federal and state securities laws. However, the Company will not issue any Shares pursuant to this Plan if their issuance would result in a violation of any such law. If at any time the Committee (other than the Director, if s/he is a member thereof) shall determine, in its discretion, that the listing, registration or qualification of any Shares subject to this Plan upon any securities exchange or under any state or Federal law, or the consent or approval of any government regulatory body, is necessary or desirable as a condition of, or in connection with, the granting of rights under this Plan or the issue of the Shares, no rights under the Plan may be exercised and the Shares may not be delivered, in whole or in part, unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Committee and any delay caused thereby shall in no way affect the minimum service requirement described in Section 4.2.

8.2 By accepting the right to receive the Shares and Dividend Equivalents, the Director recognizes and agrees that the Company, its stockholders and its subsidiaries, and each of their officers, directors, agents and employees, including but not limited to the Board and the Committee, in their oversight or conduct of the business and affairs of the Company and its subsidiaries, or, in the exercise by the Company's stockholders of their voting rights, may in good faith act or omit to act, or cause the Company and/or a subsidiary to act or omit to act, in a manner that will, directly or indirectly, prevent all or part of the Shares or Dividend Equivalents from becoming deliverable. No provision of this Plan shall be interpreted or construed to impose any liability upon the Company, any stockholder of the Company, any subsidiary, or any officer, director, agent or employee of the Company or any subsidiary, or the Board or the Committee, for any forfeiture of the Shares or Dividend Equivalents or any interest therein that may result, directly or indirectly, from any such action or omission, or shall be interpreted or construed to impose any obligation on the part of any such entity or person to refrain from any such action or omission.

8.3 This Plan shall be governed by and construed in accordance with the internal laws of the State of Delaware, without regard to the principles of conflicts of laws thereof.







Adopted by the Board of Directors
on May 19, 1989
and Amended on February 18, 1994

Amended:    July 16, 2003

                                                             Exhibit 15




August 11, 2003

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Commissioners:

We are aware that our report dated July 16, 2003 on our review of interim financial information of Barnes Group Inc. (the "Company") as of and for the period ended June 30, 2003 and included in the Company's quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in its Registration Statements on Form S-3 (No. 333-104242), and Form S-8 (Nos. 2-56437, 2-91285, 33-20932, 33-30229, 33-91758, 33-27339, 333-41398, 333-88518
and 333-57658).

Very truly yours,

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Hartford, Connecticut

                                                                 Exhibit 31.1

                                 CERTIFICATION

I, Edmund M. Carpenter, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2003 of Barnes Group Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)All significant deficiencies in the design and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 12, 2003
                                        /s/ Edmund M. Carpenter
                                        -----------------------
                                        Edmund M. Carpenter
                                        President and Chief Executive Officer

                                                                 Exhibit 31.2

                                 CERTIFICATION

I, William C. Denninger, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2003 of Barnes Group Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 12, 2003
                                    /s/ William C. Denninger
                                    ------------------------
                                    William C. Denninger
                                    Chief Financial Officer

                                                               Exhibit 32


                           CERTIFICATION PURSUANT TO

                            18 U.S.C. SECTION 1350

                            AS ADOPTED PURSUANT TO

                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Barnes Group Inc. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

1) the Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Edmund M. Carpenter                              /s/ William C. Denninger
-----------------------                              ------------------------
Edmund M. Carpenter                                  William C. Denninger
President and Chief                                  Chief Financial
Executive Officer                                    Officer
August 12, 2003                                      August 12, 2003


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Barnes Group Inc. and will be retained by Barnes Group Inc. and furnished to the Securities and Exchange Commission or its staff upon request.