Form 10-Q
period 2003-09-30
BARNES GROUP INC
filed 2003-11-14
CIK 9984

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM l0-Q
(Mark One)

(X)     Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2003

                                    or

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

         123 Main Street, Bristol, Connecticut 06010

               Telephone Number (860) 583-7070

            Number of common shares outstanding at

                 November 11, 2003   22,757,697

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the exchange Act). Yes  X   No
                                                ---     ---

                         BARNES GROUP INC.
                          FORM 10-Q INDEX
          For the Quarterly period ended September 30, 2003

DESCRIPTION                                                 PAGES
-----------                                                 -----
PART I.     FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

            Consolidated Statements of Income
            for the three months and nine months ended
            September 30, 2003 and 2002                        3

            Consolidated Balance Sheets as
            of September 30, 2003 and December 31, 2002      4-5

            Consolidated Statements of Cash Flows
            for the nine months ended September 30,
            2003 and 2002                                    6-7

            Notes to Consolidated Financial
            Statements                                      8-17

            Report of Independent Accountants                 18

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                     19-25

   ITEM 3.  Quantitative and Qualitative Disclosure
            About Market Risk                                 26

   ITEM 4.  Controls and Procedures                           26

PART II.    OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K                  26

            Signatures                                        27

            Exhibit Index                                     28

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              BARNES GROUP INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)
                                 (Unaudited)

                              Three months ended          Nine months ended
                                 September 30,               September 30,
                             ---------------------     ---------------------
                               2003         2002         2003         2002
                             --------     --------     --------     --------
Net sales                    $222,160     $196,799     $670,481     $600,420

Cost of sales                 143,651      134,524      432,193      407,028
Selling and admin-
 istrative expenses            64,470       52,256      195,054      158,054
                             --------     --------     --------     --------
                              208,121      186,780      627,247      565,082
                             --------     --------     --------     --------
Operating income               14,039       10,019       43,234       35,338

Other income                      613        2,156        2,293        3,357

Interest expense                3,961        3,877       12,206       10,895
Other expenses                     13          167          990          378
                             --------     --------     --------     --------
Income before income
 taxes                         10,678        8,131       32,331       27,422

Income taxes                    1,725        1,215        6,272        5,073
                             --------     --------     --------     --------
Net income                   $  8,953     $  6,916     $ 26,059     $ 22,349
                             ========     ========     ========     ========
Per common share:
 Net income
      Basic                  $   0.40     $   0.37     $   1.24     $   1.20
      Diluted                    0.38         0.36         1.21         1.17
 Dividends                       0.20         0.20         0.60         0.60

Average common shares
 outstanding
      Basic                22,561,901   18,839,580   21,038,719   18,697,265
      Diluted              23,257,839   19,150,751   21,531,951   19,156,896


                            See accompanying notes.

                        BARNES GROUP INC.
                   CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)
                           (Unaudited)

ASSETS                                 September 30,  December 31,
                                           2003          2002
                                       -------------  ------------
Current assets
  Cash and cash equivalents             $ 63,253      $ 28,355

  Accounts receivable, less allowances
   (2003-$3,460; 2002-$2,891)            128,282        97,533

  Inventories
    Finished goods                        74,214        58,244
    Work-in-process                       19,091        16,993
    Raw materials and supplies            12,399        13,572
                                        --------      --------
                                         105,704        88,809
  Deferred income taxes                   18,145        16,024
  Prepaid expenses                        10,681         7,916
                                        --------      --------
    Total current assets                 326,065       238,637

Deferred income taxes                     21,966        22,610

Property, plant and equipment            444,727       429,312

  Less accumulated depreciation          292,335       269,872
                                        --------      --------
                                         152,392       159,440

Goodwill                                 220,092       164,594

Other intangible assets                   45,692        16,702

Other assets                              54,246        50,547
                                        --------      --------
Total assets                            $820,453      $652,530
                                        ========      ========


                         See accompanying notes.

                        BARNES GROUP INC.
                   CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)
                           (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY      September 30,   December 31,
                                              2003             2002
                                          -------------   ------------
Current liabilities
  Notes payable                            $ 20,000        $    ---
  Accounts payable                           93,265          63,389
  Accrued liabilities                        81,860          61,853
  Long-term debt - current                    6,794           6,837
                                           --------        --------
  Total current liabilities                 201,919         132,079

Long-term debt                              216,229         214,125
Accrued retirement benefits                  87,947          87,162
Other liabilities                            12,263          10,944

Contingencies (Note 11)

Stockholders' equity
  Common stock-par value $0.01 per share
    Authorized: 60,000,000 shares
    Issued 2003: 24,419,694 shares
    Issued 2002: 22,037,769 shares              244             220
  Additional paid-in capital                 99,081          53,511
  Treasury stock at cost,
    2003-1,772,050 shares
    2002-3,081,718 shares                   (37,962)        (61,847)
  Retained earnings                         267,773         255,147
  Accumulated other non-owner changes
      to equity                             (27,041)        (38,811)
                                           --------        --------
Total stockholders' equity                  302,095         208,220
                                           --------        --------
Total liabilities and stockholders'
  equity                                   $820,453        $652,530
                                           ========        ========

                         See accompanying notes.

                        BARNES GROUP INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
             Nine months ended September 30, 2003 and 2002
                      (Dollars in thousands)
                           (Unaudited)
                                                    2003       2002
                                                  --------   --------
Operating activities:
  Net income                                      $ 26,059   $ 22,349
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation and amortization                 25,710     25,073
      Gain on disposition of property,
        plant and equipment                           (925)      (129)
      Changes in assets and liabilities:
        Accounts receivable                        (13,677)    (9,264)
        Inventories                                   (379)     9,433
        Prepaid expenses                            (1,995)      (280)
        Accounts payable                             6,522     (6,756)
        Accrued liabilities                          1,656        714
        Deferred income taxes                         (860)    (1,271)
        Long-term pension asset                     (1,668)    (4,980)
      Other                                          5,294        720
                                                  --------   --------
Net cash provided by operating activities           45,737     35,609
Investing activities:
  Proceeds from disposition of property, plant
    and equipment                                    3,024      1,936
  Capital expenditures                             (11,356)   (14,581)
  Business acquisitions, net of cash acquired      (61,127)   (31,466)
  Other                                               (903)      (651)
                                                  --------   --------
Net cash used by investing activities              (70,362)   (44,762)
Financing activities:
  Payments on long-term debt                       (42,882)   (40,968)
  Proceeds from the issuance of long-term debt      56,000     50,000
  Net change in other borrowings                     8,124     (3,249)
  Proceeds from the issuance of common stock        49,369      3,353
  Common stock repurchases                            (206)    (1,147)
  Dividends paid                                   (13,014)   (11,233)
  Proceeds from sale of swaps                          ---      4,702
  Other                                             (1,917)      (748)
                                                  --------   --------
Net cash provided by financing activities           55,474        710
Effect of exchange rate changes on cash flows        4,049     (1,502)
                                                  --------   --------
Increase (decrease) in cash and cash equivalents    34,898     (9,945)
Cash and cash equivalents at beginning of period    28,355     48,868
                                                  --------   --------
Cash and cash equivalents at end of period        $ 63,253   $ 38,923
                                                  ========   ========

                          See accompanying notes.

                         BARNES GROUP INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             Nine months ended September 30, 2003 and 2002
                      (Dollars in thousands)
                           (Unaudited)




Supplemental Disclosure of Cash Flow Information:

Non-cash financing and investing activities include the 2003 issuance of $16.5 million of treasury stock in connection with the Kar acquisition, the 2003 acquisition of a $17.5 million intangible asset and the recognition of a corresponding obligation, and in 2002, the issuance of $3.0 million of treasury stock and the recognition of a $2.0 million obligation in connection with the Spectrum Plastics acquisition.



                     See accompanying notes.

Notes to Consolidated Financial Statements (Unaudited):

1.    Summary of Significant Accounting Policies
      ------------------------------------------
      The accompanying unaudited consolidated balance sheet and consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 2002 has been derived from the Company's 2002 financial statements. For additional information, please refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.


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

                   (Dollars in thousands, except per share data)

                                        Three months ended   Nine months ended
                                           September 30,        September 30,
                                        ------------------   ----------------
                                          2003     2002       2003      2002
                                          ----     ----       ----      ----
   Net income, as reported              $ 8,953  $ 6,916    $26,059   $22,349
   Add:  Stock-based employee
     compensation expense included in
     reported net income, net of
     related tax effects                    531      444      1,422     1,207
   Deduct:  Stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of related tax
     effects                             (1,649)  (1,698)    (4,460)   (4,531)
                                        -------  -------    -------   -------
   Pro forma net income                 $ 7,835  $ 5,662    $23,021   $19,025
                                        =======  =======    =======   =======
   Earnings per share:
          Basic - as reported           $  0.40  $  0.37    $  1.24   $  1.20
          Basic - pro forma                0.35     0.30       1.09      1.02

          Diluted - as reported            0.38     0.36       1.21      1.17
          Diluted - pro forma              0.34     0.30       1.07      0.99

   The fair value of each stock option grant on the date of grant has been estimated using the Black-Scholes option-pricing model. Weighted average assumptions used for the 2003 and 2002 grants were as follows:

                                       Three months ended    Nine months ended
                                           September 30,        September 30,
                                       ------------------    ----------------
                                         2003      2002       2003      2002
                                         ----      ----       ----      ----
          Risk-free interest rate        1.97%     2.16%      2.12%     3.80%
          Expected life (years)          2.0       2.0        3.1       4.1
          Expected volatility           30.00%    35.00%     33.00%    35.00%
          Expected dividend yield        3.00%     3.51%      3.41%     3.51%


   The weighted average grant date fair values of options granted were $3.77 and $3.52 for the three months ended September 30, 2003 and 2002, respectively, and $3.93 and $5.46 for the nine months ended September 30, 2003 and 2002, respectively.

2.    Net Income Per Common Share
      ---------------------------
      For the purpose of computing diluted earnings per share, the weighted average number of shares outstanding was increased by 695,938 and 311,171 for the three-month periods ended September 30, 2003 and 2002, respectively, and 493,232 and 459,631 for the nine-month periods ended September 30, 2003 and 2002, respectively, for the potential dilutive effects of stock-based incentive plans. As of September 30, 2003, there were 3,764,410 options for shares of common stock outstanding of which 3,472,183 were considered dilutive. There were no adjustments to net income for the purposes of computing income available to common stockholders for those periods.

3.    Acquisitions
      ------------
      On February 6, 2003, the Company acquired Kar Products, LLC and certain assets of a related company, A.& H. Bolt & Nut Company Ltd., (Kar) which is a leading full-service distributor of maintenance, repair and operating (MRO) supplies to industrial, construction, transportation and other markets. The acquisition expands both the geographic scope and product line reach of the Barnes Distribution segment. Kar has a diversified customer base that operates in all 50 states of the U.S., Puerto Rico, and Canada, further enhancing Barnes Distribution's leadership position within the MRO market and international presence. The results of operations of Kar have been included in the consolidated financial statements since the purchase date. The purchase price of $78.5 million, excluding transaction costs, was financed through a combination of $4.0 million of cash, $56.0 million of debt and $18.5 million of Barnes Group common stock (923,506 shares based upon an average market value preceding the acquisition date). In July 2003, the purchase price of Kar was reduced by $2.4 million, the result of final closing balance sheet adjustments. The purchase price adjustment was comprised of reimbursement to the Company of $0.4 million of cash and $2.0 million of Barnes Group common stock (100,000 shares). This purchase price adjustment was recorded in the third quarter, 2003 consolidated balance sheet as a reduction in the amount of goodwill attributed to the acquisition.

      The Company obtained third-party valuations of certain assets acquired with Kar. The purchase price of $78.5 less the purchase price adjustment of $2.4 million and including transaction costs of $1.5 million, was $77.6 million. The following table summarizes the estimate of fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):


             Current assets                      $ 27,708
             Property, plant and equipment          2,987
             Intangibles and other assets          12,495
             Goodwill                              55,448
                                                 --------
             Total assets acquired                 98,638
                                                 --------

             Current liabilities                  (19,073)
             Other liabilities                     (1,941)
                                                 --------
             Total liabilities assumed            (21,014)
                                                 --------
             Net assets acquired                 $ 77,624
                                                 ========

      The following table reflects the pro forma operating results of the Company for the three months and nine months ended September 30, 2002, which give effect to the acquisition of Kar as if it had occurred on January 1, 2002. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred if the acquisition had been effective January 1, 2002, nor are they intended to be indicative of results that may occur in the future. The pro forma information does not include the effect of synergies and cost reduction initiatives related to the acquisition. The underlying pro forma information includes the historical financial results of the Company and Kar adjusted for the amortization expense associated with the assets acquired, the Company's financing arrangements and certain purchase accounting adjustments. Pro forma results have not been presented for 2003, because the results would not be significantly different than historical results.

                        (Dollars in thousands, except per share data)
                                        Three months ended   Nine months ended
                                             September 30,     September 30,
                                         ------------------  -----------------
                                                  2002               2002
                                                  ----               ----
            Net sales                          $ 228,016          $ 694,393
            Income before income taxes            10,096             32,360
            Net income                             8,095             25,312

            Per common share:
                  Basic                        $    0.41          $    1.30
                  Diluted                           0.41               1.27

4.    Goodwill and Other Intangible Assets
      ------------------------------------
      Goodwill:
      The following table sets forth the change in the carrying amount of goodwill for each reportable segment and the Company (BGI) for the nine-month period ended September 30, 2003:
                                           (Dollars in thousands)
                             Associated       Barnes        Barnes      Total
                                 Spring    Aerospace  Distribution        BGI
                             ----------    ---------  ------------   --------
      January 1, 2003          $ 76,377     $ 30,900      $ 57,317   $164,594
      Goodwill acquired              78         (114)       55,448     55,412
      Foreign currency
        translation                 ---          ---            86         86
                               --------     --------      --------   --------
      September 30, 2003       $ 76,455     $ 30,786      $112,851   $220,092
                               ========     ========      ========   ========

      Goodwill acquired of $55.4 million relates to the acquisition of Kar in February 2003. This amount may be adjusted upon finalization of the purchase price allocation.

      Other Intangible Assets:
      The following table sets forth the carrying amount of acquired intangibles assets at:
                                                (Dollars in thousands)
                                         September 30,      December 31,
                                             2003              2002
                                         -------------      ------------
      Amortized intangible assets:
      Revenue/risk sharing program           $17,500        $   ---
      Customer lists/relationships            11,500            ---
      Patents, trademarks/trade names         10,606          9,806
      Foreign currency translation and other   1,739          1,281
                                             -------        -------
      Total gross carrying amount             41,345         11,087
      Less: accumulated amortization          (2,177)          (909)
                                             -------        -------
                                              39,168         10,178
      Unamortized intangible pension asset     6,524          6,524
                                             -------        -------
      Other intangible assets                $45,692        $16,702
                                             =======        =======

      Other intangible assets subject to amortization, other than the revenue/risk sharing program (RSP), are being amortized over their estimated useful lives ranging up to 30 years.

      In September 2003, the Company agreed to participate in an RSP with a major aerospace customer whereby the Company will be the sole supplier of certain spare parts to the customer. As consideration, the Company will pay a participation fee of $17.5 million which will be paid in two installments. The Company has recorded this $17.5 million fee as a long-lived intangible asset which will be recognized as a reduction to sales over the life of the program. Amortization for 2004 is estimated to be approximately $0.3 million.

      In connection with the acquisition of Kar, the Company recorded intangible assets including $11.5 million related to customer lists/relationships and $0.8 million related to trademarks and trade names. Amortization expense in 2003 will be approximately $1.2 million.

5.    Business Reorganization
      -----------------------
      In connection with the acquisition of the assets of Curtis Industries, Inc. in May 2000, the Company recorded certain integration costs. The Company recorded total costs of $6.4 million related primarily to lease consolidation costs, facility closure costs and reductions in personnel. As of September 30, 2003, an accrual of approximately $1.2 million remained, related to future lease payments, which will continue through the remaining lives of the leases.

      During the fourth quarter of 2001, the Company recorded pretax charges of $4.8 million, primarily for Associated Spring, related to actions aimed at reducing the Company's infrastructure including the closure of an Associated Spring plant in Texas. As of September 30, 2003, the remaining balance of $0.1 million related to post-closure holding costs for the Texas plant, which is now closed and being held for sale.

      In connection with the Kar acquisition in February 2003, the Company has recorded certain integration costs. The integration plan includes combining the headquarters functions and consolidating warehousing and distribution networks. As a result, the Company recorded total costs of $7.6 million. The Company recorded an accrual of $6.4 million that related primarily to lease consolidation costs, facility closure costs and reductions primarily in administrative and warehouse personnel. During the nine months ended September 30, 2003, $2.2 million of the accrual was utilized primarily for lease and employee severance payments. As of September 30, 2003, the remaining balance of $4.2 million related primarily to future lease and employee severance payments. The Company anticipates recording additional integration costs in 2003 when additional distribution consolidation plans are finalized in late 2003. Costs of $6.3 million associated with the acquired business are reflected as assumed liabilities in the allocation of the purchase price to net assets acquired. The remaining accrued integration costs of $0.1 million are reflected as expenses in the third quarter of 2003. Additional charges associated with the integration totaling $1.2 million were recorded to expense as the liabilities were incurred during the nine months ended September 30, 2003.

6.    Debt
      ----
      In conjunction with the Kar acquisition, the Company amended its revolving credit agreement, pursuant to which the maximum ratio of Total Debt to EBITDA, as defined in the revolving credit agreement, was increased to 3.25 times for the first three quarters of 2003 and will decline to 3.00 times at December 31, 2003. The actual ratio at September 30, 2003 was 2.59. At September 30, 2003, the Company classified $40.0 million of borrowings under its revolving credit agreement as long-term debt. The Company has both the intent and the ability through its revolving credit agreement to refinance this amount on a long-term basis.

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

      Under the most restrictive borrowing capacity covenant in any agreement, $60.8 million of additional capacity was available at September 30, 2003. The debt agreements also require that the Company maintain a minimum level of net worth. Under the most restrictive covenant this minimum level limits the reduction in net worth (i.e. dividends and the acquisition of Company stock) from September 30, 2003 levels by $92.0 million.

7.    Common Stock Issuance
      ---------------------
      On May 21, 2003, the Company issued 2,381,925 shares of its common stock as a result of a follow-on public offering at $19.00 per share. Net proceeds to Barnes Group of approximately $42.2 million (net of expenses incurred) were used to pay down a portion of the indebtedness incurred in connection with the Kar acquisition. The offering also included 823,506 shares sold by an existing stockholder, GC-Sun Holdings II, L.P. Barnes Group did not receive any of the proceeds from the sale of the shares owned by GC-Sun Holdings.

8.    Comprehensive Income
      --------------------
      Comprehensive income includes all changes in equity during a period except those resulting from the investments by, and distributions to, stockholders. For the Company, comprehensive income includes net income, and other non-owner changes to equity, which are comprised of foreign currency translation adjustments, deferred gains and losses related to certain derivative instruments and any minimum pension liability adjustments.

                           Statement of Comprehensive Income
                                 (Dollars in thousands)

                                       Three months ended   Nine months ended
                                         September 30,           September 30,
                                       ------------------    ----------------
                                         2003     2002        2003      2002
                                         ----     ----        ----      ----
      Net income                       $8,953   $6,916      $26,059   $22,349
      Unrealized gains/(losses) on
       hedging activities                 565      (51)         215    (1,378)
      Foreign currency
       translation                       (138)  (5,098)      11,555      (692)
      Minimum pension liability
       adjustments                        ---      ---          ---       ---
                                       ------   ------      -------   -------
      Comprehensive income             $9,380   $1,767      $37,829   $20,279
                                       ======   ======      =======   =======

9.    Income Taxes
      ------------
      A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate follows:

                                       Nine months ended   Twelve months ended
                                         September 30,         December 31,
                                              2003                  2002
                                       ----------------    -------------------
      U.S. federal statutory
       income tax rate                        35.0%                35.0%
      State taxes (net of federal benefit)     0.2                  0.9
      Foreign losses without tax benefit       1.7                  3.6
      Foreign operations taxed at
       lower rates                           (13.3)               (16.0)
      NASCO equity income                     (0.8)                (0.4)
      Export sales benefit                    (1.1)                (1.3)
      ESOP dividend                           (2.5)                (5.8)
      Other                                    0.2                  2.0
                                              ----                 ----
      Consolidated effective income tax rate  19.4%                18.0%
                                              ====                 ====

10.   Information on Business Segments
      --------------------------------
      The following tables set forth information about the Company's operations by its three reportable business segments:

                                            (Dollars in thousands)
                                    Three months ended    Nine months ended
                                       September 30,        September 30,
                                    ------------------    -----------------
                                       2003     2002       2003       2002
                                       ----     ----       ----       ----
    Sales
         Associated Spring         $ 81,142  $ 80,873    $252,770   $244,479
         Barnes Aerospace            39,418    45,753     122,363    142,550
         Barnes Distribution        103,820    71,990     302,321    219,123
         Intersegment sales          (2,220)   (1,817)     (6,973)    (5,732)
                                   --------  --------    --------   --------
    Total sales                    $222,160  $196,799    $670,481   $600,420
                                   ========  ========    ========   ========
    Operating profit
         Associated Spring         $  4,867  $  6,472    $ 21,633   $ 21,250
         Barnes Aerospace             1,969     1,446       7,302      7,333
         Barnes Distribution          7,405     2,408      15,523      7,786
                                   --------  --------    --------   --------
    Total operating profit           14,241    10,326      44,458     36,369

         Interest income                412       292       1,068        545
         Interest expense            (3,961)   (3,877)    (12,206)   (10,895)
         Other income (expense)         (14)    1,390        (989)     1,403
                                   --------  --------    --------   --------
    Income before income taxes     $ 10,678  $  8,131    $ 32,331   $ 27,422
                                   ========  ========    ========   ========


    The Kar acquisition added approximately $98.6 million of assets to the Barnes Distribution segment assets.

    The revenue/risk sharing program agreement entered into in September 2003 added $17.5 million of intangible assets to the Barnes Aerospace segment assets.

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

      Effective October 10, 2003, the Plan was modified so that participants will no longer be required to invest pre-April 1, 2001 employee contributions in the Barnes Group Stock Fund. In addition, the Plan was modified so that the Company match, after vesting, may also be invested in any of the Plan's investment options. These assets may now be invested in any of the Plan's investment options, including the Barnes Group Stock Fund. Since the employee is no longer restricted to investing in Company stock and has the flexibility of multiple investment options, the minimum guaranteed rate of return on the Barnes Group Stock Fund was eliminated effective with the October 10, 2003 Plan modification. The payment of any remaining guaranteed liability as of October 10, 2003 will be made to participants and is expected to affect a minimal number of participants. The closing price of the Company's stock on September 30 and October 10, 2003 was $25.96 and $27.79, respectively, resulting in an estimated guarantee payment of $30 thousand.

      Restrictions on Stock Consideration for Spectrum Plastics:
      The sole stockholder of Spectrum Plastics received 119,048 shares of the Company's common stock as partial consideration for Spectrum Plastics in April 2002. For the one-year period following the required holding period under the Federal securities laws, which holding period ended April 29, 2003, the sole stockholder agreed not to sell the Company shares received in the acquisition at a price below $25.20 per share without the consent of the Company. In the event he sold any of the shares during this period with the consent of the Company or during the one month following this period, the Company would be obligated to pay to him an amount equal to the difference between $25.20 per share and the lesser price at which he sold such shares. The sole stockholder sold such shares in the third quarter of 2003 at a price that exceeded $25.20.

      Product Warranties:
      The Company provides product warranties in connection with the sale of products. Product warranty liabilities were not significant as of September 30, 2003.

                         ------------------------

      With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month and nine-month periods ended September 30, 2003 and 2002, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 15, 2003 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

      Report of Independent Accountants

      To the Board of Directors and Stockholders of Barnes Group Inc.:

      We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of September 30, 2003, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2003 and 2002 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. This interim financial information is the responsibility of the Company's management.

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

      We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, of stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated January 31, 2003 (except for Note 3, which is as of February 6, 2003) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

      /s/PricewaterhouseCoopers LLP
      Hartford, CT
      October 15, 2003

Item 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

                          Critical Accounting Policies
                          ----------------------------
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The most significant areas involving management judgments and estimates are described in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. New significant areas are discussed below. Actual results could differ from those estimates.


                         Revenue/Risk Sharing Program
                         ----------------------------
The Company participates in a revenue/risk sharing program, which required an up-front cash investment of $17.5 million. The cost of participation is subject to recovery through a long-term contract to supply specified spare parts over the life of the program. The up-front investment was capitalized at September 30, 2003. It will be recognized as a reduction to net sales over the estimated life of the program. The recoverability of this asset is based on the projected number of spare parts to be sold over the estimated life of the program.

                                   Acquisitions
                                   ------------
On February 6, 2003, the Company acquired Kar Products, LLC and certain assets of a related company, A.& H. Bolt & Nut Company Ltd., (Kar) a leading full-service distributor of maintenance repair and operating (MRO) supplies to industrial, construction, transportation and other markets. The acquisition expands both the geographic scope and product line of the Barnes Distribution segment. Kar has a diversified customer base that operates in all 50 states of the U.S., Puerto Rico, and Canada, further enhancing Barnes Distribution's leadership position within the MRO market and international presence. The results of operations of Kar have been included in the consolidated financial statements since the purchase date. The consideration for the acquisition of $78.5 million was financed through a combination of $4.0 million cash, $56.0 million of debt and $18.5 million (923,506 shares) of Barnes Group common stock. In July 2003, the purchase price of Kar was reduced by $2.4 million, the result of final closing balance sheet adjustments. The purchase price adjustment included reimbursement to the Company of $0.4 million cash and $2.0 million (100,000 shares) of Barnes Group common stock. The purchase price adjustment was recorded in the third quarter consolidated balance sheet as a reduction in the amount of goodwill attributed to the acquisition.

Related to the Kar acquisition, management has approved and committed to certain integration activities aimed at achieving a number of post-acquisition cost savings and other synergies through headquarters and infrastructure consolidation. This integration plan includes combining the headquarters functions and consolidating warehousing and distribution networks. As a result, the Company recorded total costs of $7.6 million. The Company recorded an accrual of $6.4 million related primarily to lease consolidation costs, facility closure costs and reductions in personnel. Costs of $6.3 million associated with the acquired business are reflected as assumed liabilities in the allocation of the purchase price to net assets acquired. Integration costs of $1.3 million are reflected as expenses during the nine months ended September 30, 2003.

                            Results of Operations
                            ---------------------
The following table sets forth, as a percentage of sales, the Company's consolidated statement of income data for the three months and nine months ended September 30, 2003 and 2002:

                                       Three months ended   Nine months ended
                                          September 30,        September 30,
                                       ------------------   ----------------
                                           2003    2002       2003     2002
                                           ----    ----       ----     ----
         Net sales                        100.0%  100.0%     100.0%   100.0%
         Cost of sales                     64.7    68.4       64.5     67.8
                                          -----   -----      -----    -----
         Gross profit                      35.3    31.6       35.5     32.2
         Selling and
           administrative expenses         29.0    26.5       29.1     26.3
                                          -----   -----      -----    -----
         Operating income                   6.3     5.1        6.4      5.9
         Other income                       0.3     1.1        0.3      0.6
         Interest expense                   1.8     2.0        1.8      1.8
         Other expense                      0.0     0.1        0.1      0.1
         Income taxes                       0.8     0.6        0.9      0.9
                                          -----   -----      -----    -----
         Net income                         4.0%    3.5%       3.9%     3.7%
                                          =====   =====      =====    =====

Net sales for the third quarter 2003 were $222.2 million, up 12.9% from $196.8 million in the third quarter last year. The sales increase reflected the Company's acquisition of Kar, which contributed $30.8 million to Barnes Distribution. This growth was partially offset by a 13.8% decline in sales at Barnes Aerospace. The Company's sales for the first nine months of 2003 were $670.5 million, up 11.7% from $600.4 million in 2002. This sales increase included $81.0 million in sales from the Kar acquisition.

Third quarter 2003 operating income was $14.0 million compared to $10.0 million in the third quarter of 2002. The increase reflects higher profit at Barnes Distribution and Barnes Aerospace and lower profit in Associated Spring. The Company-wide operating income margin was 6.3% compared with 5.1% a year ago. This increase was driven, for the most part, by a higher gross profit margin, which improved 3.7 percentage points. This increase in gross profit margin reflects higher gross profit margins at Barnes Distribution and Barnes Aerospace, combined with a shift in the overall sales mix to the higher margin distribution business. This shift was caused primarily by the additional sales contributed by Kar. Selling and administrative expenses increased as a percentage of sales compared to last year's third quarter. This was also driven by the higher proportion of sales in the distribution business, which has a higher selling expense component. Also impacting operating expenses were higher personnel costs, including severance, pension and other postretirement benefit costs. Year-to-date 2003 operating income was $43.2 million compared to $35.3 million in 2002.

                    Segment Review - Sales and Operating Profit
                    -------------------------------------------
Associated Spring's sales for the 2003 third quarter and year to date were $81.1 million and $252.8 million, respectively, up slightly compared to $80.9 million and $244.5 million a year ago. The increase reflected higher sales of nitrogen gas springs and products for industrial markets combined with the positive impact on sales from the strengthening of foreign currency against the U.S. dollar. For the year to date period, the 2002 acquisitions of Seeger-Orbis and Spectrum Plastics contributed $13.7 million in incremental sales to Associated Spring. These increases were essentially offset by a decline in sales related to the North America light vehicle market. In the third quarter, sales of products destined for light vehicles were down 4% percent, which is slightly less than the 5% percent fall off in light vehicle production in North America. The third quarter and year to date operating profit for the segment was $4.9 million and $21.6 million, respectively, compared with $6.5 million and $21.3 million for the same period a year ago. Operating profit in the third quarter was positively impacted by the benefits of last year's closure of Associated Spring's Texas facility. This was more than offset by certain incrementally higher personnel costs, including pension and severance totaling approximately $1.0 million, and a $0.5 million reduction in the carrying value of the Texas facility, which is currently held for sale. Light vehicle production in the fourth quarter of 2003 is expected to be slightly lower than 2002; however, the impact on Associated Spring will ultimately depend upon both the actual production rate and the production mix. The end markets for other products are expected to be stable with continued growth expected for nitrogen gas spring products.

Barnes Aerospace's third quarter and year to date 2003 sales were $39.4 million and $122.4 million; respectively, down 13.8% and 14.2% compared with $45.8 million and $142.6 million in the comparable periods in 2002, reflecting the continued challenging commercial aerospace marketplace. The third quarter and year to date operating profit was $2.0 million and $7.3 million, respectively, compared with $1.4 million and $7.3 million in 2002. Operating profit margin for the third quarter and first nine months was 5.0% and 6.0%, respectively, up from 3.2% and 5.1% in the third quarter and year to date of last year. The improvement in margin is a result of headcount reductions and other productivity actions taken throughout Barnes Aerospace in 2002 aimed at positioning the business for a period of lower commercial aerospace volume. Orders recorded during the third quarter of 2003 were $51.7 million, the strongest since the third quarter of 2001, resulting in order backlog at September 30, 2003 of $149.3 million, compared with $151.8 million at year-end 2002. Orders for the military were $18.1 million, or 35% of the orders received in the third quarter, including $9.8 million in direct military orders. Barnes Aerospace also received approximately $10.3 million in orders related to a large commercial engine program that will enter service in early 2004. Orders related to overhaul and repair began to ramp up late in the third quarter as commercial aircraft returned to active service generating an increase in demand for overhaul and repair of jet engines.

Barnes Distribution's sales in the third quarter and year to date of 2003 were $103.8 million and $302.3 million, respectively, up 44.2% and 38.0% from $72.0 million and $219.1 million in the comparable periods in 2002. Kar, which the Company purchased on February 6, 2003, contributed $30.8 million of sales in the third quarter and $81.0 million for the first nine months of 2003. Excluding Kar, sales at Barnes Distribution were essentially flat reflecting the impact of continued weakness in the industrial economy. Growth initiatives, including national and regional customer development efforts, e-commerce platforms and new Tier 2 relationships together contributed nearly $6.0 million in sales in the third quarter, up from $1.8 million in the comparable period last year. Operating profit for the third quarter and year to date 2003 was $7.4 million and $15.5 million, respectively, up significantly from $2.4 million and $7.8 million for the comparable periods in 2002. The improvement in operating results was driven primarily by incremental operating profit contributed by Kar as well as gross margin improvement. Included in the third quarter operating profit is an incremental gain of $0.9 million from the sale of distribution centers, which was essentially offset by approximately $0.8 million of incremental severance expense. In addition, Barnes Distribution operating profit included other one-time costs associated with the integration, which were $0.4 million in the third quarter and $1.2 for the year to date period. The outlook for markets served by Barnes Distribution remains uncertain for the remainder of 2003 because of the continued uncertainty in the industrial economy; however, management anticipates that operating profit will continue to be positively impacted in 2004 by the contribution to profit from Kar sales as well as from the synergistic cost savings resulting from integrating Kar into Barnes Distribution. For the fourth quarter of 2003, cost benefits of the synergies are expected to be offset in part by additional expenses related to consolidation efforts.

                           Other Income/Expense
                           --------------------
Other income decreased $1.1 million for the first nine months of 2003. Included in other income in 2002 are foreign exchange gains of approximately $1.8 million. This compares to foreign exchange losses of approximately $0.6 million in 2003 which have been included in other expense. These transaction losses related primarily to exposures on U.S. dollar-denominated financial instruments at the Company's international locations (primarily Brazil). This decrease was partially offset by higher interest income due to higher interest rates in Brazil and increased short-term investments in Canada.

Interest expense increased in 2003 as a result of higher borrowings related primarily to the Kar acquisition, and a reduction in the amount of debt subject to interest rate swaps.

                              Income Taxes
                              ------------
The Company's effective tax rate for the first nine months of 2003 was 19.4%, compared with 18.5% for the comparable year-to-date period in 2002 and 18.0% for the full year 2002. The higher rate is primarily due to the absence in 2003 of an additional deduction which was taken during 2002 for the Company's Retirement Savings Plan dividends. The additional 2002 dividend deduction resulted from a retroactive election in 2002 for the 2001 dividend distribution, pursuant to an amendment to the Plan.

                  Net Income and Net Income Per Share
                  -----------------------------------
Consolidated net income for the third quarter of 2003 was $9.0 million, an increase of 30% over 2002. Basic and diluted earnings per share for the third quarter of 2003 were $.40 and $.38, respectively, up 8% and 6%, respectively over 2002.

Consolidated net income for the first nine months of 2003 was $26.1 million an increase of 17% over 2002. Basic and diluted earnings per share for the first nine months of 2003 were $1.24 and $1.21, up 3% over 2002.

An increase in both basic and diluted average outstanding shares impacted the increase in earnings per share when compared to the increase in net income in both the first nine months and third quarter. This results from the issuances of 2.4 million shares of Company Common Stock in a May 21, 2003 follow-on public offering and of 0.8 million Company shares in the acquisition of Kar. Total outstanding shares at September 30, 2003 were 22,647,644. Absent any significant repurchases of the Company's common stock, basic average outstanding shares for 2004 will exceed 22.6 million.

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

Operating activities are a principal source of cash flow for the Company. Net cash provided by operating activities in the first nine months of 2003 was $45.7 million, compared to $35.6 million in the first three quarters of 2002. The improvement in operating cash flow in the first nine months of 2003 resulted from improved operating results.

Net cash used by investing activities in the first nine months of 2003 was $70.4 million compared with $44.8 million in the comparable 2002 period. The significant increase in this year's investing activities was due to the acquisition of Kar in February 2003. Investing activity in 2002 included the acquisitions of Seeger-Orbis and Spectrum Plastics. In 2003, capital expenditures were down compared to the 2002 level, on reduced capital spending by Barnes Aerospace and the international segment of Barnes Distribution.

Net cash provided by financing activities was $55.5 million in the first three quarters of 2003 compared to $0.7 million in the comparable 2002 period. Proceeds from additional borrowings in 2003 under the revolving credit agreement were used to fund the Kar acquisition and certain operating cash flow requirements in the United States. The Company's public offering of its common stock provided net proceeds of approximately $42.2 million (net of expenses incurred) that were used to reduce borrowings under its revolving credit facility. Cash generation outside the U.S. resulted in an increase in cash and cash equivalents. The first installment of $15 million for the revenue/risk sharing program will be funded in December 2003 from cash held by the Company outside of the United States. Management anticipates that acquisitions will continue to be financed through a mix of internal cash, borrowing and equity.

The Company maintains bank-borrowing facilities to supplement internal cash generation. At September 30, 2003, the Company had a $150.0 million borrowing facility under a revolving credit agreement that matures on June 14, 2005, of which $58.0 million was borrowed at an interest rate of 3.12%. Additionally, the Company had $15.0 million in uncommitted short-term bank credit lines, of which $2.0 million was in use at September 30, 2003.

Borrowing capacity is limited by various debt covenants. The most restrictive covenant requires the Company to maintain a ratio of Total Debt to EBITDA, as defined in the revolving credit agreement, of not more than 3.25 times at September 30, 2003. The covenant will decline to 3.00 times at December 31, 2003. The actual ratio at September 30, 2003 was 2.59 times and would have allowed additional borrowings of $60.8 million. The Company believes its credit facilities, coupled with cash generated from operations, are adequate for its anticipated future requirements.

                                   EBITDA
                                   ------
Earnings before interest, taxes, depreciation and amortization (EBITDA) for the first nine months of 2003 were $70.2 million compared to $63.4 million in the first nine months of 2002. EBITDA is a measurement not calculated in accordance with generally accepted accounting principles (GAAP). The Company defines EBITDA as net income plus income taxes, interest expense and depreciation and amortization. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company's net income:

                                       (Dollars in thousands)
      Nine months ended September 30,   2003             2002
                                      -------          -------
         Net income                   $26,059          $22,349
         Add back:
          Income taxes                  6,272            5,073
          Depreciation & amortization  25,710           25,073
          Interest expense             12,206           10,895
                                      -------          -------
         EBITDA                       $70,247          $63,390
                                      =======          =======

                   Recent Accounting Pronouncements
                   --------------------------------
During 2003, Statement of Financial Accounting Standards (SFAS) No. 143 "Accounting for Asset Retirement Obligations," SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" and the disclosure requirements of Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," became effective for the Company. The adoption of these statements did not have a material effect on the Company's financial position, results of operations or cash flows.


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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no significant change in the Company's exposure to market risk during the first nine months of 2003. For discussion of the Company's exposure to market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


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


Part II.


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

        Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (b)  Form 8-K

A report on Form 8-K regarding financial results of operations for the second quarter and six months ended June 30, 2003 was filed with the Commission on July 17, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Barnes Group Inc.
                                          (Registrant)

Date  November 14, 2003           By /s/ William C. Denninger
      ---------------             -------------------------------
                                  William C. Denninger
                                  Senior Vice President, Finance
                                  and Chief Financial Officer
                                  (the principal financial officer)


Date  November 14, 2003           By /s/ Francis C. Boyle, Jr.
      ---------------             -------------------------------
                                  Francis C. Boyle, Jr.
                                  Vice President, Controller
                                  (the principal accounting officer)

EXHIBIT INDEX

                             BARNES GROUP INC.

                       Quarterly Report on Form 10-Q
                    For Quarter ended September 30, 2003
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

                                                             Exhibit 15




November 14, 2003

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Commissioners:

We are aware that our report dated October 15, 2003 on our review of interim financial information of Barnes Group Inc. (the "Company") for the three- and nine-month periods ended September 30, 2003 and 2002 included in the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2003 is incorporated by reference in its Registration Statements on Form S-3 (No. 333-104242), and Form S-8 (Nos. 2-56437, 2-91285, 33-20932, 33-30229, 33-91758,
33-27339, 333-41398, 333-88518 and 333-57658).

Very truly yours,

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

                                                              Exhibit 31.1
                                 CERTIFICATION

I, Edmund M. Carpenter, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2003 of Barnes Group Inc.;

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

Date: November 14, 2003
                                        /s/ Edmund M. Carpenter
                                        -----------------------
                                        Edmund M. Carpenter
                                        President and Chief Executive Officer

                                                                 Exhibit 31.2

                                 CERTIFICATION

I, William C. Denninger, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2003 of Barnes Group Inc.;

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

Date: November 14, 2003
                                    /s/ William C. Denninger
                                    ------------------------
                                    William C. Denninger
                                    Chief Financial Officer

                                                               Exhibit 32


                           CERTIFICATION PURSUANT TO

                            18 U.S.C. SECTION 1350

                            AS ADOPTED PURSUANT TO

                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Barnes Group Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

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



/s/ Edmund M. Carpenter                              /s/ William C. Denninger
-----------------------                              ------------------------
Edmund M. Carpenter                                  William C. Denninger
President and Chief                                  Chief Financial
Executive Officer                                    Officer
November 14, 2003                                    November 14, 2003


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