Form 10-K
period 2003-12-31
BARNES GROUP INC
filed 2004-02-27
CIK 9984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-4801

BARNES GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0247840
(State of incorporation)	(I.R.S. Employer Identification No.)

123 Main Street, Bristol, Connecticut	06011-0489
(Address of Principal Executive Office)	(Zip Code)

(860) 583-7070

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the close of business on June 30, 2003 was approximately $461,473,698, based on the closing price of the Common Stock on the New York Stock Exchange on that date. The registrant does not have any non-voting common equity.

The registrant had outstanding 22,973,540 shares of common stock as of February 17, 2004.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 14, 2004 are incorporated by reference into Part III.

Barnes Group Inc.

Index to Form 10-K

Year Ended December 31, 2003

PART I

Item 1. Business

THE COMPANY(1)

The Company is a diversified international manufacturer of precision components and assemblies and distributor of industrial supplies, serving a wide range of markets and customers. Founded in 1857 and headquartered in Bristol, Connecticut, the Company was organized as a Delaware corporation in 1925. As of December 31, 2003, the Company had 6,026 employees at over 50 locations worldwide. The Company consists of three businesses:

Barnes Distribution, an international distributor of industrial maintenance, repair, operating and production supplies;

Associated Spring, one of the world’s largest manufacturers of precision mechanical and nitrogen gas springs and a global supplier of retaining rings, and plastic injection-molded components; and

Barnes Aerospace, a manufacturer and repairer of highly engineered components and assemblies for aircraft engines, airframes, and land-based industrial gas turbines.

BARNES DISTRIBUTION

Barnes Distribution is an industry leader in the distribution of maintenance, repair, operating and production (“MROP”) supplies. Since 1927, it has grown into one of the largest value-added MROP distributors in North America. Barnes Distribution also distributes products in 31 countries supported by distribution/sales centers in the United Kingdom, France, Ireland, Spain, Mexico, Singapore, Brazil and China. Barnes Distribution also provides related inventory management and logistics services to its customers.

Barnes Distribution distributes over 50,000 stocked replacement parts and other products under the brand names of Bowman, Curtis, Kar Products, Mechanics Choice, Autoliaisons and Motalink. These parts and products include fasteners, electrical supplies, hydraulics, chemicals and security products. Die springs and nitrogen gas springs, mechanical struts and standard parts, such as coil and flat springs, are distributed under the brand names of Raymond and SPEC. Most of the products sold under the Raymond and SPEC brand names are manufactured by Associated Spring. With the exception of the products from Associated Spring, the products sold by Barnes Distribution are obtained from outside suppliers.

Barnes Distribution faces active competition. The products sold by Barnes Distribution are not unique, and its competitors carry substantially similar products. Barnes Distribution competes based on service alternatives, timeliness and reliability of supply, price and product breadth and quality.

Barnes Distribution offers an array of service options built around a vendor managed inventory business model, which are designed to improve the productivity of its customers while substantially reducing procurement and transaction costs. Barnes Distribution has a well-diversified customer base ranging from small repair shops to the largest railroads, utilities, food processors, chemical producers, and vehicle fleet operators. Barnes Distribution’s products are sold through its sales force of approximately 1,500 employees and through distributors.

ASSOCIATED SPRING

Associated Spring is the largest manufacturer of precision mechanical and nitrogen gas springs in North America, and one of the largest precision spring manufacturers in the world. Associated Spring is equipped to

(1)	As used in this annual report, “Company” refers to the registrant and its consolidated subsidiaries except where the context requires otherwise, and “Barnes Distribution,” “Associated Spring,” and “Barnes Aerospace,” refer to the above-defined businesses, but not to separate corporate entities.

produce virtually every type of precision spring, from fine hairsprings for electronics and instruments to large heavy-duty springs for machinery. Associated Spring also manufactures nitrogen gas manifold systems used to precisely control stamping presses; retaining rings that position parts on a shaft or other axis; and injection-molded plastic-on-metal and metal-in-plastic components and assemblies used in electronics, medical devices and consumer products.

Associated Spring provides complete engineering solutions from concept to manufacturing. These include product design and development, product and material testing, rapid prototyping and reduction of manufacturing cycle times. Associated Spring’s products are sold globally to manufacturers in many industries, chiefly for use as components in their own products. Products are sold primarily through Associated Spring’s direct sales force and through the Raymond division of Barnes Distribution.

Nearly all of Associated Spring’s products are highly engineered custom solutions. These products are purchased primarily by durable goods manufacturers in industries such as transportation, consumer products, farm equipment, telecommunications, medical devices, home appliances, and electronics.

Associated Spring has a global and diverse customer base. The customers are primarily durable goods manufacturers in industries such as transportation, consumer products, farm equipment, telecommunications, medical devices, home appliances and electronics. In the transportation industry, the customers include both original equipment manufacturers (“OEMs”) and their suppliers. Sales by Associated Spring to its three largest customers accounted for approximately 29% of its business in 2003.

Associated Spring has manufacturing operations in the United States, Brazil, Canada, China, Germany, Mexico, Singapore and Sweden, and has retained a minority interest of 15% in its former subsidiary in Argentina.

Associated Spring competes with many large and small companies engaged in the manufacture and sale of custom metal components and assemblies. Associated Spring competes on the basis of quality, service, reliability of supply, technology, innovation, design and price.

Associated Spring owns a 45% interest in a joint venture corporation in the United States with NHK Spring Co., Ltd. of Japan. The joint venture corporation, NHK-Associated Spring Suspension Components Inc. (“NASCO”), manufactures suspension springs at its facility in Bowling Green, Kentucky.

BARNES AEROSPACE

Barnes Aerospace produces precision machined and fabricated components and assemblies for OEM turbine engine, airframe and industrial gas turbine builders throughout the world and the United States military. Barnes Aerospace also provides jet engine component overhaul and repair services for many of the world’s major commercial airlines and the United States military. Barnes Aerospace products and services are sold primarily through its sales force. Sales by Barnes Aerospace to General Electric Co. and four other manufacturers in the aerospace industry accounted for approximately 64% of its business.

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

Barnes Aerospace’s OEM business competes primarily with both the leading jet engine OEMs and a large number of machining and fabrication companies. Competition is based mainly on quality, engineering and technical capability, product breadth, service and price.

Barnes Aerospace’s overhaul and repair facilities, located in Connecticut, Ohio and Singapore, specialize in the refurbishment of jet engine components such as cases, rotating air seals, honeycomb air seals and housings. Processes performed at these facilities include electron beam welding, plasma coating, vacuum brazing, and water jet cleaning. Customers include airlines and engine overhaul businesses throughout the world and the United States military.

Competition for the repair and overhaul of turbine engine components comes from three principal sources: OEMs, major commercial airlines and other independent service companies. Some major commercial airlines own and operate their own service centers and sell repair and overhaul services to other aircraft operators. OEMs also maintain service centers that provide repair and overhaul services for the components that they manufacture. Other independent service organizations also compete for the repair and overhaul business of other users of aircraft components. Turnaround time, technical capability, price, quality and overall customer service are important competitive factors.

FINANCIAL INFORMATION

The backlog of the Company’s orders believed to be firm at the end of 2003 equaled $210 million as compared with $206 million at the end of 2002. Of the 2003 year-end backlog, $148 million was attributable to Barnes Aerospace and all of the balance was attributable to Associated Spring. $34 million of Barnes Aerospace’s backlog is not expected to be shipped in 2004. Substantially all of the remainder of the Company’s backlog is expected to be shipped during 2004.

One customer, General Electric Co., accounted for 10.1% of the Company’s total sales in 2003. For an analysis of the Company’s revenue from sales to external customers, operating profit and assets by business segment as well as revenues from sales to external customers and long-lived assets by geographic area, see Note 16 of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K (“Annual Report”).

ACQUISITIONS

On February 6, 2003, the Company completed the acquisition of Kar Products, LLC and certain assets of a related company, A. & H. Bolt & Nut Company Ltd. (“Kar”), a leading full service distributor of maintenance, repair, and operating (“MRO”) supplies to industrial, construction, transportation and other markets. For more information regarding the acquisition, see Note 2 of the Notes to the Consolidated Financial Statements of this Annual Report.

RAW MATERIALS

The principal raw materials used by Associated Spring to manufacture its products are high-grade spring wire steel and flat rolled steel. As a result of, among other things, increasing global demand and reduction in the availability of raw materials used in steel making, prices for steel have been rising. If this combination of events continues, the availability of steel products may be negatively impacted. Associated Spring employs several sourcing programs which are expected to mitigate the overall impact of price increases.

The principal raw materials used by Barnes Aerospace to manufacture its products are titanium and inconel; however, Barnes Aerospace also requires special materials such as cobalt and other complex aerospace alloys. Barnes Aerospace has entered into long-term agreements to purchase its principal raw materials which are expected to limit its exposure to any increase in the price of raw materials.

RESEARCH AND DEVELOPMENT

Although most of the products manufactured by the Company are custom parts made to customers’ specifications, the Company is engaged in continuing efforts aimed at discovering and implementing new knowledge that is useful in developing new products or services or significantly improving existing products or services. In particular Associated Spring’s Product Development Center is focused on design, development, and prototype work and testing of new products and material. The Company spent approximately $5 million on research and development activities in 2003, as compared to expenditures of approximately $4 million in 2002 and $4 million in 2001.

PATENTS AND TRADEMARKS

Patents, trademarks, licenses, franchises and concessions are not significant to any of the Company’s businesses.

EXECUTIVE OFFICERS OF THE COMPANY

For information regarding the Executive Officers of the Company, see Part III, Item 10 of this Annual Report.

ENVIRONMENTAL

Compliance with federal, state, and local laws which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect, and is not expected to have a material effect, upon the capital expenditures, earnings, or competitive position of the Company.

AVAILABLE INFORMATION

The Company’s Internet address for its website is www.barnesgroupinc.com. The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available without charge on its website as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission. In addition, by April 14, 2004, the date of the Company’s Annual Meeting of Stockholders, the Company will have posted on its website, and will make available in print to any stockholder who requests, its corporate governance guidelines, its code of business conduct and ethics and the charters of its Audit Committee, Compensation and Management Development Committee and Corporate Governance Committee (the responsibilities of which include serving as the nominating committee).

FORWARD-LOOKING STATEMENTS

This Annual Report may contain certain forward-looking statements as defined in the Public Securities Litigation and Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements. Investors are encouraged to consider these risks and uncertainties as described within the Company’s periodic filings with the Securities and Exchange Commission, including the following: the ability of the Company to integrate newly acquired businesses and to realize acquisition synergies on schedule; changes in market demand for the types of products and services produced and sold by the Company; the Company’s success in identifying, and attracting customers in, new markets; the Company’s timely ability to develop new and enhanced products to meet customers’ needs; the effectiveness of the Company’s marketing and sales programs; product liability in excess of insurance coverages; increased competitive activities that could adversely affect customer demand for the Company’s products; changes in economic, political and public health conditions worldwide and in the locations where the Company does business; interest and foreign exchange rate fluctuations; and regulatory changes.

Item 2. Properties

As shown on the following table, at December 31, 2003, the Company had 55 manufacturing, sales, and distribution facilities worldwide. All but three of the manufacturing facilities are owned. None of the owned properties is subject to any encumbrances. The majority of the distribution centers are leased.

Type of Facility	U.S. & Canada	Europe	Mexico & South America	Asia	Total
Barnes Distribution
Distribution and support centers	21	6	2	1	30

Associated Spring
Manufacturing	8	2	2	2	14
Sales & development	2	—	—	—	2

Barnes Aerospace
Manufacturing	7	—	—	1	8
Sales	—	1	—	—	1

Total	38	9	4	4	55

The above table does not include the Corporate Office of the Company, which is owned, or the headquarters for each of the businesses, one of which is owned and the other two of which are leased.

Item 3. Legal Proceedings

The Company is subject to litigation from time to time in the ordinary course of business. There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their property is the subject. In the event the Company is named as a defendant in lawsuits involving product defects, breach of warranty or other actions relating to products that we manufacture or products that we distribute that are manufactured by others, we believe that the Company’s potential exposure is adequately covered by our liability insurance.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

Market Information

The Company’s common stock is traded on the New York Stock Exchange under the symbol “B”. The following table sets forth, for the periods indicated, the low and high closing prices per share, as reported by the New York Stock Exchange.

	2003
	Low	High	Dividends
Quarter ended March 31	$18.55	$22.07	$0.20
Quarter ended June 30	19.32	21.85	0.20
Quarter ended September 30	21.95	26.11	0.20
Quarter ended December 31	26.45	33.85	0.20

	2002
	Low	High	Dividends
Quarter ended March 31	$21.60	$26.35	$0.20
Quarter ended June 30	21.00	25.80	0.20
Quarter ended September 30	18.45	23.38	0.20
Quarter ended December 31	17.50	22.90	0.20

Stockholders

As of February 17, 2004, the Company’s common stock was held by 6,632 stockholders of record and, there were 11,832 beneficial owners.

Dividends

Payment of future dividends will depend upon the Company’s financial condition, results of operations and other factors deemed relevant by the Company’s Board of Directors, as well as any limitations imposed by lenders under the Company’s credit facilities. See table above for dividend information for 2003 and 2002.

Item 6. Selected Financial Data

	2003	2002	2001	2000	1999
Per common share (1)
Net income
Basic	$1.54	$1.45	$1.03	$1.92	$1.47
Diluted	1.49	1.42	1.01	1.90	1.46
Dividends paid	0.80	0.80	0.80	0.79	0.75
Stockholders’ equity (at year-end)	14.07	10.98	10.77	10.82	9.58
Stock price (at year-end)	32.31	20.35	23.99	19.88	16.31

For the year (in thousands)
Net sales	$890,818	$784,036	$768,821	$740,032	$622,356
Operating income	52,000	44,840	40,320	62,949	46,107
As a percent of sales	5.8%	5.7%	5.2%	8.5%	7.4%
Income before income taxes	$38,368	$33,111	$23,459	$48,590	$42,698
Income taxes	5,353	5,960	4,338	12,925	14,086
Net income	33,015	27,151	19,121	35,665	28,612
As a percent of average stockholders’ equity	12.1%	13.0%	9.5%	19.1%	15.4%
Depreciation and amortization	$34,571	$33,626	$37,045	$35,871	$30,602
Capital expenditures	18,397	19,367	24,857	28,042	27,823
Average common shares outstanding - basic	21,475	18,750	18,506	18,568	19,418

Year-end financial position (in thousands)
Working capital	$119,621	$106,558	$72,931	$114,502	$103,165
Current ratio	1.6 to 1	1.8 to 1	1.4 to 1	1.9 to 1	1.9 to 1
Property, plant and equipment	$154,088	$159,440	$152,943	$163,766	$145,105
Total assets	830,820	652,530	636,505	636,941	516,282
Long-term debt and notes payable	241,017	220,962	231,441	233,678	151,693
Stockholders’ equity	321,739	208,220	198,837	201,333	180,614
Debt as a percent of total capitalization (2)	42.8%	51.5%	53.8%	54.1%	45.7%

Year-end statistics
Employees	6,026	5,172	5,150	5,471	4,020

(1)	All per share data, other than earnings and dividends per common share, are based on actual common shares outstanding at the end of each year. Earnings per common share are based on weighted average common shares outstanding during each year.
(2)	Debt includes all interest-bearing debt and total capitalization includes interest-bearing debt and stockholders’ equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

2003 Highlights

In 2003, Barnes Group (the “Company”) achieved record sales of $890.8 million and 21.6% growth in net income, to $33.0 million. An important part of this financial success came from the February acquisition of Kar, a leading provider of MRO supplies in the U.S. and Canada.

To help fund the Kar acquisition and strengthen the balance sheet, the Company accessed the public capital markets for the first time in several decades, raising $42.2 million through an equity offering. The equity offering also greatly improved the trading liquidity of Barnes Group stock, enhancing its appeal to investors.

The Company has invested approximately $34.5 million in two Revenue Sharing Programs (“RSPs”) with a major aerospace company, securing long-term relationships for aftermarket production of parts with attractive financial returns. This represented a new strategic direction for the way the Company approaches its aerospace customer relationships, which management will continue to develop going forward.

Management Objectives

Management has embraced a corporate culture within Barnes Group that has as its common goals the generation of sustainable, profitable growth and building lasting value for its stockholders. The Company’s strategies for generating growth include organic growth from new products and services, markets and customers; and growth from strategic acquisitions, of which eight have been completed since 1999.

Our Business

Barnes Group consists of three operating groups: Barnes Distribution, an international distributor of industrial MROP supplies; Associated Spring, one of the world’s largest manufacturers of precision mechanical and nitrogen gas springs, and a global supplier of retaining rings and plastic injection-molded components; and Barnes Aerospace, a manufacturer and repairer of highly engineered assemblies and products for aircraft engines, airframes, and land-based industrial gas turbines.

In each of these businesses, Barnes Group is among the leaders in the market niches it serves, and has highly recognized brands for many of the products it sells or manufactures.

Key Performance Indicators

Management evaluates the performance of its reportable segments based on the operating profit of the respective businesses, which includes net sales, cost of sales, selling and administrative expenses and certain components of other income and other expenses, as well as the allocation of corporate overhead expenses. Management also uses an internal measurement tool called PPAT, or Performance Profit After Tax. PPAT is an economic value added (“EVA®”) -like metric that calculates operating profit after tax, less a charge for the capital employed by the business. Management utilizes PPAT in economic decision making, such as capital expenditures, investments in growth initiatives, customer pricing decisions, and evaluation of acquisitions. The goal of utilizing PPAT is to create a mindset among all employees to use capital in the most efficient way possible and to link decisions to stockholder value creation.

In addition to PPAT, which is a measurement tool common among each of the operating groups, each business has its own key performance indicators (“KPIs”), a number of which are focused on customer satisfaction.

In Barnes Distribution, KPIs include daily sales average, or DSA; average order size; fill rate, which is the percentage of order lines filled on the first pass from the distribution center assigned to that customer; and order turnaround, which tracks the time between order receipt and shipment to the customer.

At Associated Spring, KPIs include sales and orders per day, which together provide visibility on sales in the next 60 days. Management tracks inventory turns and sales per employee to gauge efficiency, and measures on-time delivery and the number of defective parts per million as means of evaluating customer service levels.

At Barnes Aerospace, important KPIs are customer orders and backlog, which are utilized to forecast how sales will develop over the next 12 months. In the OEM operations, management closely tracks quality measurements, on-time delivery to its customers and in the overhaul and repair operations, management measures turnaround time of overhauled or repaired parts returned to the customers.

Key Industry Data

In each business, management also tracks a variety of economic and industry data as indicators of the health of a particular sector.

At Barnes Distribution, this data includes the Institute for Supply Management’s PMI Composite Index (the “PMI”) and the Federal Reserve’s Industrial Production Index (the “IPI”), which are monthly indicators of the health of U.S. manufacturing activity. Management tracks similar indices in our operations in Canada, France and the U.K. and also utilizes the Business Conditions Report of the Precision Metalforming Association, which correlates well with demand for Barnes Distribution’s Raymond products.

For Associated Spring, key data include the production of light vehicles, both in the U.S. and globally; new vehicle platform, engine and transmission programs; durable goods orders; handset purchases for cell phones; and capital investments in the telecommunications and electronics industries.

At Barnes Aerospace, for its OEM operations, management regularly tracks orders and deliveries for each of the major aircraft manufacturers, as well as engine purchases made for new aircraft. In the overhaul and repair operations, management monitors the number of aircraft in the active fleet, the number of planes temporarily or permanently taken out of service, and aircraft utilization rates for the major airlines. Management also monitors annual appropriations for the U.S. military related to new aircraft purchases and maintenance.

Acquisitions

Acquisitions have been a key growth driver for the Company in each of its three business segments. The Company acquired a number of businesses during the past three years, the most recent of which is Kar, described more fully below. The Company continues to look for acquisitions that will broaden product line offerings and expand geographic reach, and acquisitions that provide synergistic opportunities.

In February 2003, the Company acquired Kar, which is a leading full-service distributor of MRO supplies to industrial, construction, transportation and other markets. The consideration for the acquisition was $76.1 million. This acquisition expands both the geographic scope and product line reach of the Barnes Distribution segment. Kar has a diversified customer base that operates in all 50 states of the U.S., Puerto Rico, and Canada, further enhancing Barnes Distribution’s leadership position within the MROP market and international presence.

In connection with the acquisition, management has approved and committed to certain activities aimed at achieving a number of post-acquisition cost savings and other synergies through headquarters and infrastructure consolidation. This plan includes combining the headquarters functions and consolidating warehousing and distribution networks. As a result, in 2003 the Company recorded total costs of $10.4 million related primarily to lease consolidation costs, facility closure costs, reductions in personnel and other costs. Of this amount, $7.6 million associated with the acquired business is reflected as assumed liabilities in the allocation of the purchase price to net assets acquired. The remaining costs of $2.8 million are reflected as expenses during 2003. Management anticipates additional costs of approximately $1.5 million to be incurred and reported as expense in 2004. These expenses include outside services, temporary labor and overtime related to the reconfiguration of distribution centers and inventory moves.

In 2002, the Company completed two acquisitions for a total purchase price of $34.0 million. In February 2002, the Company acquired substantially all of the manufacturing assets of Seeger-Orbis GmbH & Co. OHG of Germany (“Seeger-Orbis”) from TransTechnology Corporation. Seeger-Orbis is a leading manufacturer of retaining rings used in a number of transportation and industrial applications. The Seeger-Orbis acquisition expanded Associated Spring’s product line and geographic reach, particularly into the automotive and industrial manufacturing markets of Western Europe. In April 2002, the Company acquired Spectrum Plastics Molding Resources, Inc. of Ansonia, Connecticut (“Spectrum”). Spectrum is a manufacturer of plastic injection-molded components and assemblies that are used primarily in the telecommunications, electronics, medical and consumer goods industries. Spectrum, which is included in the Associated Spring segment, provides Associated Spring with the capability of providing more complete product solutions with discrete or continuous metal-in-plastic and plastic-on-metal injection-molded components.

For a more detailed description of acquisitions made over the past three years, refer to Notes 2 and 7 of the Notes to the Consolidated Financial Statements of this Annual Report.

RESULTS OF OPERATIONS

Sales

($ in millions)	2003	2002	$ Change	% Change	2001
Barnes Distribution	$400.7	$286.7	$114.0	39.7%	$298.4
Associated Spring	333.1	321.7	11.4	3.5%	279.2
Barnes Aerospace	165.7	183.0	(17.3)	(9.4)%	200.4
Intersegment sales	(8.7)	(7.4)	(1.3)	(17.1)%	(9.2)

Total	$890.8	$784.0	$106.8	13.6%	$768.8

Barnes Group reported record net sales of $890.8 million in 2003, an increase of $106.8 million, or 13.6%, over 2002 net sales of $784.0 million. The sales increase reflected the Company’s recent acquisitions, which contributed $108.3 million to Barnes Distribution’s sales and $14.5 million to Associated Spring’s sales, plus approximately $11.7 million of positive impact on sales from the strengthening of foreign currencies against the U.S. dollar, primarily in Europe and Canada. The incremental acquisition sales include $5.8 million of sales attributable to a strengthening of the Euro relative to the U.S. dollar resulting in a total foreign currency translation impact of $17.5 million. Also contributing to the sales increase was continued growth of Associated Spring’s nitrogen gas business. This growth was partially offset by a decrease in Associated Spring’s North American and Asian sales and a 9.4% decline in sales at Barnes Aerospace, which coincided with the continuing decline in the commercial aerospace markets. From a geographic perspective, the Company’s international sales increased 23.0% year-over-year and domestic sales increased 11.6%. Excluding the positive impact on sales of foreign currency translation, the Company’s international sales increased 14.3% in 2003 over 2002.

In 2002, Barnes Group’s net sales were up $15.2 million, or 2.0%, over 2001 net sales of $768.8 million. The sales increase reflected the Company’s recent acquisitions, which contributed $40 million, all to Associated Spring’s sales, as well as organic growth in Associated Spring. This growth was partially offset by an 8.7% decline in sales at Barnes Aerospace, the result of the sharp decline in the commercial aerospace markets, and a 3.9% sales decline at Barnes Distribution. The decline at Barnes Distribution reflects the impact of adverse conditions in the manufacturing, industrial and transport services market sectors.

Expenses and Operating Income

($ in millions)	2003	2002	$ Change	% Change	2001
Cost of sales	$576.8	$530.0	$46.8	8.8%	$519.5
% sales	64.8%	67.6%			67.6%

Gross profit	$314.0	$254.0	$60.0	23.6%	$249.3
% sales	35.2%	32.4%			32.4%

Selling and administrative expenses	$262.0	$209.2	$52.8	25.2%	$209.0
% sales	29.4%	26.7%			27.2%

Operating income	$52.0	$44.8	$7.2	16.0%	$40.3
% sales	5.8%	5.7%			5.2%

Operating income was $52.0 million in 2003, an increase of 16.0% compared with $44.8 million in 2002. These results reflect the higher operating profit at Barnes Distribution, more fully discussed in the Financial Performance by Business Segment section below. Overall operating income margin increased to 5.8% in 2003 compared with 5.7% in 2002. Cost of sales, as a percentage of sales, decreased to 64.8% reflecting improvements in gross profit margins at Barnes Distribution combined with the shift in overall sales mix to the higher margin distribution business, the result of the Kar acquisition. Total selling and administrative expenses increased to 29.4% as a percentage of sales, from 26.7% in 2002. This increase was also driven by the higher proportion of sales in the distribution business, which has a higher selling expense component. Impacting both cost of sales and selling and administrative expenses were higher postretirement benefit expenses at Associated Spring and lower pension income Company-wide. Pension income decreased by $4.8 million due primarily to reduced investment performance of plan assets in 2001 and 2002 and a lower discount rate. The cost of postretirement benefits, other than pensions, increased $1.1 million due in part to a higher medical cost trend, lower discount rate and the full year impact of increased benefit levels provided to certain U.S. employees.

Operating income was $44.8 million in 2002, an increase of 11.2% compared with $40.3 million in 2001. These results reflect higher operating profit at Associated Spring and Barnes Distribution. The year-over-year increase in operating profit was impacted positively by a $4.8 million pretax business consolidation charge, relating primarily to the Associated Spring segment, taken in the fourth quarter of 2001, which did not recur in 2002. In addition, operating income in 2002 benefited from efficiencies gained from the actions taken in this business consolidation. These improvements were partially offset by lower profits at Barnes Aerospace due to lower sales volume and additional severance expense, higher postretirement benefit expense at Associated Spring and lower pension income Company-wide. Pension income decreased by $1.2 million due primarily to reduced investment performance of plan assets and a lower discount rate. The cost of postretirement benefits, other than pensions, increased $1.4 million due to a lower discount rate and increased benefit levels provided to certain U.S. employees.

Other Income/Expense

Other income totaled $3.3 million in 2003, compared with $3.7 million in 2002 and $3.9 million in 2001. Included in other income in 2002 are foreign exchange gains of approximately $1.2 million. This compares to foreign exchange losses of approximately $0.7 million in 2003, which have been included in other expenses. These foreign exchange transaction losses related primarily to exposures on U.S. dollar-denominated financial instruments, primarily in the Company’s operation in Brazil. The Company’s policy is to hedge foreign currency transaction exposure except in locations where the local currency has historically weakened against the U.S. dollar, which includes both Mexico and Brazil. This decrease in foreign exchange transaction income was partially offset by higher interest income due to higher interest rates in Brazil and increased short-term investments in Canada.

The decrease in other income in 2002, compared with 2001, was due to foreign exchange transaction gains of $1.2 million in 2002 compared with gains of $1.9 million in 2001, offset by higher equity income from the Company’s NASCO joint venture.

Interest expense increased in 2003 as a result of higher borrowings related primarily to the Kar acquisition, and a reduction in the amount of debt subject to variable interest rate swaps. Lower interest expense in 2002, compared with 2001, was a result of lower market interest rates and a fixed-to-variable interest rate swap agreement that collectively more than offset the impact of an increase in average borrowings.

Other expense declined in 2002 due to an accounting change that eliminated goodwill amortization of $4.2 million in 2001.

Income Taxes

The Company’s effective tax rate was 14.0% in 2003, compared with 18.0% in 2002 and 18.5% in 2001. The decline in the tax rate in 2003 was due to the reversal of tax reserves associated with a Brazilian tax matter which was resolved in 2003 and minimum asset tax carryforwards in Mexico which management now believes will be utilized in the near future. These benefits were partially offset by the absence in 2003 of an additional deduction which was taken during 2002 for the Company’s Retirement Savings Plan dividends. The 2002 dividend deduction resulted from a retroactive election in 2002 for the 2001 dividend distribution, pursuant to an amendment to the Plan. Excluding the two discrete tax benefit items recognized in 2003, the effective tax rate would have been 19.4% in 2003.

Net Income and Net Income Per Share

($ in millions, except per share)	2003	2002	$ Change	% Change	2001
Net income	$33.0	$27.2	$5.8	21.6%	$19.1

Net income per share:
Basic	$1.54	$1.45	$0.09	6.2%	$1.03
Diluted	1.49	1.42	0.07	4.9%	1.01

An increase in both basic and diluted average outstanding shares adversely impacted the increase in earnings per share when compared to the increase in net income. The increase in shares results from the issuance of 2.4 million shares of Company common stock in a May 21, 2003 follow-on public offering and issuance of 0.8 million Company shares in the acquisition of Kar. While the average shares outstanding were 21.5 million for 2003, total outstanding shares at December 31, 2003 were 22.9 million. Therefore, absent any significant repurchases of the Company’s common stock, basic average outstanding shares for 2004 will exceed 22.9 million shares.

Financial Performance by Business Segment

Barnes Distribution

($ in millions)	2003	2002	$ Change	% Change	2001
Sales	$400.7	$286.7	$114.0	39.7%	$298.4
Operating profit	16.5	7.5	9.0	119.9%	5.5
Operating margin	4.1%	2.6%			1.8%

Barnes Distribution achieved record level sales of over $400 million for 2003, a 39.7% increase over 2002. Kar, which the Company purchased on February 6, 2003, contributed $108.3 million of sales in 2003. Excluding Kar, sales at Barnes Distribution were up 1.9%, reflecting the positive impact on sales from the strengthening of foreign currencies against the U.S. dollar. Growth initiatives, including national and regional customer development efforts, e-commerce platforms and Tier 2 relationships together contributed approximately $20 million in sales. These gains were offset by a decrease in other customer segments. Barnes Distribution’s Raymond business reported higher year-over-year sales, the result of product line expansion and higher sales in markets outside the U.S.

Barnes Distribution’s operating profit increased significantly over 2002. The improvement in operating results was driven primarily by incremental operating profit contributed by Kar. Operating results also include an incremental gain of $0.9 million from the sales of distribution centers, which was partially offset by $0.6 million of incremental severance expense. In addition, Barnes Distribution’s operating profit included other one-time costs of approximately $2.8 million associated with the integration of Kar into the base business. These one-time costs were more than offset by the realization of estimated cost savings of $5.7 million. Management expects to complete the remaining integration activities, in the first half of 2004.

Outlook: The outlook for markets served by Barnes Distribution is improving, but remains uncertain. However, management anticipates that operating profit will continue to be positively impacted in 2004 by the contribution to profit from additional Kar sales, reflecting the full year of ownership, as well as from further realization of the synergistic cost savings resulting from integrating Kar into Barnes Distribution.

Sales fell in 2002 due to weak economic conditions within the manufacturing and industrial sectors in the United States and many international markets, which have persisted since late 2000. This was partially offset by new sales initiatives, including an increased focus on national and regional account development, which generated more than $3.0 million in sales during 2002.

Despite the year-over-year decline in sales, 2002 operating profit at Barnes Distribution increased to $7.5 million from $5.5 million in 2001. The increase largely reflects higher operating efficiency as synergies from the Curtis acquisition were successfully realized. Operating profit also benefited from an improvement in gross profit margin stemming from selective price increases and lower product procurement costs.

Associated Spring

($ in millions)	2003	2002	$ Change	% Change	2001
Sales	$333.1	$321.7	$11.4	3.5%	$279.2
Operating profit	26.8	28.1	(1.3)	(4.8)%	19.4
Operating margin	8.0%	8.7%			7.0%

Associated Spring achieved record sales of $333.1 million in 2003. This 3.5% increase over 2002 reflected incremental sales from the 2002 acquisitions combined with the positive impact on sales, primarily in Europe, from the strengthening of foreign currency against the U.S. dollar and higher sales of nitrogen gas springs. Incremental sales in 2003 from the acquisitions of Seeger-Orbis in February 2002 and Spectrum in April 2002 were $14.5 million. Offsetting these increases were declines in sales in the North American light vehicle market, a drop in sales related to a planned withdrawal from the heavy truck brake spring market, and lower sales in the Asian telecommunications/electronics market. In 2003, Associated Spring outperformed the 3.3% decline in North American light vehicle production.

Associated Spring’s operating profit decreased in 2003 and reflected an 8.0% operating margin, compared to 8.7% in 2002. Profits in 2003 were positively impacted by increased sales in Europe, the closure of the Texas plant in 2002 and the absence of $1.1 million of one-time costs related to purchase accounting adjustments recorded in 2002. However, overall margins were dampened by a decrease in sales in the higher margin telecommunications/electronics market, approximately $5.5 million of higher personnel costs, including pension, postretirement and medical costs, and a $0.5 million reduction in the carrying value of the Texas facility, held for sale at year end.

Outlook: The outlook for the markets served by Associated Spring is somewhat upbeat as an improving U.S. economy is expected to positively impact both its transportation and industrial customers. Management is less optimistic about a recovery in the telecommunications/electronics markets. On the cost side, Associated Spring is facing pressure from raw material prices, most notably steel, and will be negotiating two labor union agreements which expire in the first half of 2004. Any resulting cost increases or labor actions could negatively impact 2004 profit margins. Personnel costs related to pension, post retirement and medical costs are expected to increase in 2004, but at a rate significantly lower than 2003.

Sales in 2002 increased over 2001 due to higher light vehicle production in the domestic transportation markets as well as from incremental sales from the acquisitions of Forward Industries, Seeger-Orbis and

Spectrum, which in the aggregate totaled $40 million. Offsetting these increases was a sharp drop in organic sales of telecommunications and electronics products, as sales to those end markets fell by over 40% in 2002. Domestic sales at Associated Spring grew by approximately 5% in 2002, while international sales increased by approximately 38% to $120 million. Sales grew sharply in Europe in 2002, reflecting the Seeger-Orbis acquisition and organic growth in nitrogen gas spring sales from Sweden, but were lower in Asia, reflecting the weakness in the telecommunications and electronics markets.

The increase in operating profit in 2002 reflects the higher sales volume; higher profits resulting from actions taken since late 2000 to reduce the business’s cost structure; operational improvements, particularly in Mexico; and the absence of a $4.6 million charge taken in 2001 to reduce the business unit’s infrastructure. This increase was partially offset by a decline in sales of more profitable telecommunications and electronics products, and one-time costs related to the purchase accounting step-up of inventory to fair value at Seeger-Orbis. In 2002, the closure of the Texas spring plant was completed, with retained business from the Texas plant being relocated to other Associated Spring facilities, improving their capacity utilization.

Barnes Aerospace

($ in millions)	2003	2002	$ Change	% Change	2001
Sales	$165.7	$183.0	$(17.3)	(9.4)%	$200.4
Operating profit	10.7	10.8	(0.1)	(0.7)%	16.4
Operating margin	6.4%	5.9%			8.2%

The decline in Barnes Aerospace sales for 2003 reflects the decline in commercial aircraft deliveries compared to 2002. The events of 9/11 triggered the fall off in the commercial airline market but not before Barnes Aerospace reported a record $200.4 million in sales in 2001. Since 2001, Barnes Aerospace has worked aggressively to expand into other markets including military and land-based turbines. Approximately $46.1 million, or 28%, of 2003 sales were to the military or land-based turbine markets.

Total orders for 2003 were $161.9 million, compared with $177.9 million in 2002 and $215.7 million in 2001. Stronger orders in the second half of 2003 were driven by a large commercial engine program that will enter service in early 2004 and an increase in direct military orders. The Company entered into two revenue sharing program agreements that are expected to generate over $5.0 million in orders and sales in 2004. Order backlog declined marginally to $147.7 million at December 31, 2003, from $151.8 million at December 31, 2002. Both orders and order backlog were affected by the same factors that negatively impacted sales.

Outlook: Based upon published data, recovery in the sales of commercial aircraft is anticipated in 2006. This should impact aerospace component suppliers beginning in 2005. Sales in 2004 are expected to improve over 2003 on the strength of sales from a large commercial engine program, higher military sales, the RSPs and higher overhaul and repair sales. More significant improvements are anticipated for 2005 if the aerospace industry enters a more robust recovery.

In 2003, Barnes Aerospace margins increased and total operating profit dollars equaled 2002, despite the significant drop in sales volume. The improvement in margin is a result of headcount reductions and other productivity actions taken at Barnes Aerospace throughout 2002 aimed at positioning the business for a period of lower commercial aerospace volume. In 2002 management addressed what it believed to be a protracted recovery in the aerospace industry by reducing employment by approximately 20%, resulting in severance expenses of $1.3 million. This significant reduction in costs effectively positioned Barnes Aerospace to report operating profits in 2003 in line with 2002, while sales declined nearly 10%.

Sales in 2002 were down from a record $200.4 million in 2001. That sales decline reflected the sharp decrease in new commercial aircraft deliveries and continued aircraft order cancellations or deferrals by the major airlines in the wake of the events of 9/11. Operating profit fell in 2002 primarily as a result of the sales volume, combined with severance expense.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company’s liquidity in terms of its overall ability to generate cash to fund its operating and investing activities. Of particular importance in the management of liquidity are cash flows generated from operating activities, capital expenditure levels, dividends, capital stock transactions, effective utilization of surplus cash positions overseas and adequate bank lines of credit.

The Company’s ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow and working capital and anticipates that operating activities in 2004 will provide sufficient cash to take advantage of opportunities for organic business expansion and to meet the Company’s current financial commitments. Future acquisitions are expected to be financed through a mix of internal cash, borrowing and equity.

Cash Flow

($ in millions)	2003	2002	$ Change	% Change	2001
Operating activities	$60.1	$54.4	$5.7	10.4%	$65.0
Investing activities	(95.5)	(48.0)	(47.5)	99.1%	(26.0)
Financing activities	53.7	(24.3)	78.0	NM	(13.3)
Exchange rate effect	3.1	(2.6)	5.7	NM	(0.1)

Increase (decrease) in cash	$21.4	$(20.5)	$41.9	NM	$25.6

NM – not meaningful

Operating activities are the principal source of cash flow for the Company, generating nearly $180 million in cash over the last three years. The improvement in operating cash flow in 2003 resulted from improved operating results compared with 2002. While management consistently stresses the need for effective working capital management, in 2003 an additional investment of $4.2 million was required in working capital to support the operating needs of the businesses. In 2002, significant progress was made in reducing inventory levels, primarily at Barnes Distribution and Barnes Aerospace. Accounts payable decreased in part due to reduced inventory purchases, combined with the impact, in 2002, of aggressive working capital management at the end of 2001.

The significant increase in cash used by investing activities in 2003 compared with 2002 was due to the acquisition of Kar in February 2003. Investing activities in 2002 included the acquisitions of Seeger-Orbis and Spectrum. Investing activities in 2003 also included a $17.5 million participation fee payment related to the RSPs which are more fully discussed in Note 5 of the Notes to the Consolidated Financial Statements of this Annual Report. This payment was funded with cash held outside the United States. The Company has a remaining liability for $17.0 million of which $15.0 million will be paid in April 2004 also using cash held outside the United States. The Company’s capital spending program focuses on business growth and improvements in productivity and quality. In the past three years, capital spending was reduced in response to the economic downturn. The Company expects to increase capital spending in 2004 to an amount in the range of approximately $26-$28 million.

Cash from financing activities in 2003 included proceeds from additional borrowings of $56.0 million under the revolving credit agreement that were used to fund the Kar acquisition and certain operating cash flow requirements in the United States. The Company’s public offering of its common stock provided proceeds of approximately $42.2 million (net of expenses incurred) that were used to reduce borrowings under its revolving credit facility. In addition, the Company realized $10.4 million in proceeds from the purchase of Company stock through employee stock plans. In 2002, excess cash was used to reduce borrowings by $15.9 million. Cash from financing activities in 2002 included $4.7 million of cash proceeds from the termination of an interest rate swap. Cash dividends remained at $0.80 per share for the third year. Total cash used to pay dividends increased in 2003 by $2.5 million to $17.6 million due to the increase in shares outstanding. Other financing activities in 2003 include the first of two $1.0 million installment payments made in connection with the Spectrum acquisition. In

2001 proceeds from the sale of a cross-currency debt swap, combined with strong cash flow from operating activities, were used in part to fund investing activities, pay dividends, repurchase the Company’s stock and reduce debt.

In 2003, the Company’s positive cash flows increased cash and cash equivalents by $21.4 million. This cash in large part is generated by the Company’s non-U.S. subsidiaries. As of December 31, 2003, nearly all of the Company’s cash and cash equivalents are held by the Company’s non-U.S. subsidiaries. Since the repatriation of this cash to the U.S. could have adverse tax consequences, the balances remain outside the U.S. to fund future international growth investments, including acquisitions.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At December 31, 2003, the Company had a $150.0 million borrowing facility under a three-year revolving credit agreement that matures on June 14, 2005, of which $54.0 million was borrowed at an interest rate of 2.63%. Additionally, the Company had $10.0 million in borrowings under uncommitted short-term bank credit lines, at an interest rate of 3.00%.

Borrowing capacity is limited by various debt covenants. The most restrictive covenant requires the Company to maintain a ratio of Total Debt to EBITDA, as defined in the revolving credit agreement, of not more than 3.00 times at December 31, 2003. The ratio requirement will decrease to 2.75 times at June 30, 2004. The actual ratio at December 31, 2003 was 2.63 times and would have allowed additional borrowings of $33.4 million.

The Company believes its credit facilities, coupled with cash generated from operations, are adequate for its anticipated future requirements.

The funded status of the Company’s pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. In 2003, the value of pension plan securities traded in equity markets increased significantly, which had a positive impact on the funded status of the plans. Partially offsetting these gains was the impact of declines in long-term interest rates. In accordance with Statement of Financial Accounting Standards (“SFAS”) 87, “Employers’ Accounting for Pensions,” the Company initially recorded a minimum pension liability adjustment for under-funded plans as of December 31, 2002, through a non-cash after-tax charge of $16.8 million to accumulated other non-owner changes to equity. As of December 31, 2003, the under-funded status of the plans improved, resulting in a reduction of $5.7 million of this non-cash after-tax charge to equity. From a cash perspective, approximately $6.1 million in cash contributions were made by the Company to its various pension plans in 2003. No Company contribution was required and no cash contribution was made to any of the U.S. qualified pension plans. The Company expects to contribute approximately $3.0 million to its various plans in 2004.

Contractual Cash Obligations and Commitments

At December 31, 2003, the Company had the following contractual cash obligations and commercial commitments:

($ in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	Thereafter
Long-term debt obligations (1)	$235.8	$16.3	$102.6	$86.6	$30.3
Capital lease obligations	1.5	0.5	0.9	0.1	—
Operating lease obligations	39.3	9.5	13.2	4.7	11.9
Purchase obligations (2)	49.9	47.6	2.2	0.1	—
Expected pension contributions (3)	3.0	3.0	—	—	—
Other long-term obligations reflected on the balance sheet under GAAP	2.0	—	—	2.0	—

Total	$331.5	$76.9	$118.9	$93.5	$42.2

(1)	The amounts exclude the fair value of an interest rate swap and the deferred gain on a terminated swap.
(2)	The amounts do not include purchase obligations already reflected as current liabilities on the consolidated balance sheet. The purchase obligation amount includes all outstanding purchase orders as of the balance sheet date as well as the minimum contractual obligation or termination penalty under other contracts.
(3)	The amounts for 2004 are not required contributions, but reflect anticipated contributions to the Company’s various pension plans.

OTHER MATTERS

Inflation

Management believes that during the 2001–2003 period, inflation did not have a material impact on the Company’s financial statements.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 of the Notes to the Consolidated Financial Statements of this Annual Report. The most significant areas involving management judgments and estimates are described below. Actual results could differ from such estimates.

Inventory Valuation: Inventories are valued at the lower of cost or market. The last-in, first-out (“LIFO”) method is used to value the majority of domestic inventories. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable value. Loss provisions, if any, on contracts are established when estimable. Loss provisions are based on the excess inventoriable costs over the net revenues of the products or group of related products under contract. The process for evaluating the value of excess and obsolete inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may necessitate future adjustments to these provisions.

Business Acquisitions: Assets and liabilities acquired in a business combination are recorded at their estimated fair values at the acquisition date. At December 31, 2003, the Company had $220.1 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. In accordance with SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment testing. The assessment of goodwill involves the estimation of the fair value of “reporting units,” as defined by SFAS 142. Management completed this annual assessment during the second quarter of 2003 based on the best information available as of the date of the assessment, which incorporated management assumptions about expected future cash flows. Based on this assessment, there was no goodwill impairment in 2003. Future cash flows can be affected by changes in the global economy and local economies, industries and markets in which the Company sells products or services, and the execution of management’s plans, particularly with respect to integrating acquired companies. There can be no assurance that future events will not result in impairment of goodwill or other intangible assets.

Revenue Sharing Programs: The Company participates in RSPs under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the aircraft engine program. As consideration, the Company pays participation fees, which are recorded as long-lived intangible assets, and are recognized as a reduction to sales over the life of the program. The value of the intangible asset is subject to significant estimates about future revenues related to the program’s aftermarket parts. In accordance with SFAS 142, the Company evaluates the remaining useful life of this asset to determine whether events and circumstances warrant a revision to the remaining period of amortization. See Note 5 of the Notes to the Consolidated Financial Statements of this Annual Report.

Reorganization of Businesses: For non-acquisition related reorganizations as of and subsequent to January 1, 2003, the Company records the cost of reorganization initiatives at the time the liability is incurred. For reorganization initiatives in connection with acquisitions, and for all other reorganization initiatives prior to January 1, 2003, the Company records liabilities at the time that management has approved and committed to a reorganization plan. Such a plan identifies all significant actions to be taken and specifies an expected completion date that is within a reasonable period of time. The liability includes those costs that can be reasonably estimated. These estimates are subject to adjustments based upon actual costs incurred.

Pension and Other Postretirement Benefits: Accounting policies and significant assumptions related to pension and other postretirement benefits are disclosed in Note 9 of the Notes to the Consolidated Financial Statements of this Annual Report.

In 2002, the portfolio managers authorized to invest pension trust funds were changed and the mix of assets in which managers invest was revised. The following table provides a breakout of the current targeted mix of investments, by asset classification, along with the historical rates of return for each asset class and the long-term projected rates of return.

	Target Asset Mix %	Annual Return %
		Historical(1)	Long-Term Projection
Asset class
Large cap growth	20	13.2	12.2
Large cap value	20	14.0	13.0
Small cap growth	10	10.3	9.3
Small cap value	10	15.9	14.9
Non-U.S. equity	10	10.4	9.4
Real estate-related	5	14.4	13.4
Fixed income	20	9.5	7.5
Cash	5	7.0	5.0
Weighted average		12.0	10.8

(1)	Historical returns based on the life of the respective index, approximately 20 to 25 years.

The historical rates of return were calculated based upon compounded average rates of return of published indices. The 25% target for fixed income and cash investments is lower than the fixed income and cash component of a typical pension trust. The fixed income investments include a higher-than-average component of yield-aggressive investments, including high-yield corporate bonds. Based on the overall historical and projected rates of return, management is projecting the long-term rate of return on pension assets to be 9.5%.

A one-quarter percentage point change in the assumed long-term rate of return would impact the Company’s pretax income by approximately $0.8 million annually. A one-quarter percentage point change in the discount rate would impact the Company’s pretax income by approximately $0.4 million annually. The Company reviews these and other assumptions at least annually.

During 2003, the fair value of the Company’s pension plan assets increased by $65.0 million compared to an increase in projected benefit obligations of $40.0 million. The Company’s pension expense for 2003 was $0.2 million. We expect pension expense for 2004 to increase by $0.8 million over 2003 expense, primarily due to the reduction in the assumed discount rate from 6.75% to 6.25% and the methodology for recognizing return on plan assets.

Income Taxes: As of December 31, 2003, the Company had recognized $45.1 million of deferred tax assets, net of valuation reserves. The realization of these benefits is dependent in part on future taxable income. For those jurisdictions where the expiration date of tax loss carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided. Management believes that sufficient income will be earned in the future to realize deferred income tax assets, net of valuation allowances recorded. The recognized net deferred tax asset is based on the Company’s estimates of future taxable income. The realization of these deferred tax assets can be impacted by changes to tax codes, statutory tax rates and future taxable income levels.

Recent Accounting Changes

In June 2002, SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. This statement provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company applied SFAS 146 prospectively to exit activities initiated after December 31, 2002.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” FIN 45 expands disclosure requirements and requires that a guarantor recognize, at fair value, a liability for its obligation under a guarantee. The recognition and measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. Adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows. The Company has complied with the expanded disclosure requirements.

In January 2003, the FASB issued FIN 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for certain requirements and was amended in December 2003 to defer implementation of other requirements until March 2004. The Company has adopted all provisions of FIN 46. Adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows. The Company has complied with the expanded disclosure requirements.

In April 2003, the FASB issued SFAS 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies SFAS No. 133 including the expansion and clarification of scope exceptions, clarifications to the character-based definitions of a derivative instrument, an embedded derivative, and net-settlement contracts, and requires additional disclosure in the statement of cash flows associated with a derivative having a significant financing element. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. Adoption of this standard did not have a material impact on the Company’s financial position, results of operation or cash flows.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for measuring and classifying certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of SFAS 150 must be classified as a liability. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective on August 1, 2003. Adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In December 2003, the FASB revised SFAS 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, an amendment of FASB statements No. 87, 88 and 106 (“SFAS 132R”). SFAS 132R requires expanded disclosures about defined benefit pension plans and other postretirement benefit plan assets, obligations, cash flows, and net cost and retains disclosures required by SFAS 132. The expanded benefit payments and information about international plans disclosure provisions of the SFAS 132R are effective for fiscal years ending after June 15, 2004. The balance of the expanded disclosure provided by SFAS 132R is effective for fiscal years ending on or after December 15, 2003, and for the first interim period following adoption of the standard. The Company has complied with all expanded disclosures required for fiscal years ending on or after December 15, 2003 as well as the information about international plans.

In December 2003, the FASB staff issued FASB staff position 106-1, (“FSP 106-1”) “Accounting and Disclosure Requirements Related to the Medical Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Company has elected deferral of the accounting effects of the Act.

In December 2003, the Securities and Exchanges Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. SAB 104 revises or rescinds certain SAB guidance in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations relating to revenue recognition. This bulletin is effective immediately. The Company’s current revenue recognition policies comply with SAB 104.

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for 2003 were $88.8 million compared to $81.6 million in 2002. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus income taxes, interest expense and depreciation and amortization. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company’s operating performance. The Company’s definition of EBITDA may not be comparable with EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company’s net income (in millions):

	2003	2002
Net income	$33.0	$27.2
Add back:
Income taxes	5.4	6.0
Depreciation and amortization	34.6	33.6
Interest expense	15.8	14.8

EBITDA	$88.8	$81.6

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. The Company’s financial results could be impacted by changes in interest rates, foreign currency exchange rates and commodity price changes. The Company uses financial instruments to hedge its exposure to fluctuations in interest rates and foreign currency exchange rates. The Company does not use derivatives for speculative or trading purposes.

The Company’s long-term debt portfolio consists of fixed-rate and variable-rate instruments and is managed to reduce the overall cost of borrowing while also minimizing the effect of changes in interest rates on near-term earnings. In August 2002, the Company entered into an interest rate swap agreement that effectively converts its 7.13% fixed-rate Senior Notes to variable-rate debt. The underlying debt will be repaid in equal installments over two years with a corresponding reduction in the interest rate swap. This interest swap agreement had a positive impact on 2003 earnings, reducing interest expense by $0.3 million.

The Company’s primary interest rate risk is derived from its outstanding variable-rate debt obligations. At December 31, 2003, the result of a hypothetical 1% increase in the average cost of the Company’s variable-rate debt, including debt subject to the interest rate swap agreement, would have reduced annual pretax profit by $0.8 million.

At December 31, 2003, the fair value of the Company’s fixed-rate debt was $176.7 million, compared with its carrying amount of $153.8 million. The Company estimates that a 1% decrease in market interest rates at December 31, 2003 would have increased the fair value of the Company’s fixed-rate debt to $183.5 million.

The Company has manufacturing, sales and distribution facilities around the world and thus makes investments and conducts business transactions denominated in various currencies. The currencies of the locations where the Company’s business operations are conducted are the U.S. dollar, Singapore dollar, Euro, British pound, Mexican peso, Brazilian real, Canadian dollar, Swedish krona and Chinese yuan. The Company is exposed primarily to U.S. dollar-denominated financial instruments at its international locations. A 10% adverse change in all currencies at December 31, 2003 would have resulted in a $0.3 million loss in the fair value of those financial instruments.

Foreign currency commitments and transaction exposures are managed at the operating units as an integral part of their businesses in accordance with a corporate policy that addresses acceptable levels of foreign currency exposures. The Company does not hedge its foreign currency net investment exposure. To reduce foreign currency exposure, management has converted U.S. dollar-denominated cash and short-term investments to local currency and is using forward currency contracts for other U.S. dollar-denominated assets in an effort to reduce the effect of the volatility of changes in foreign exchange rates on the income statement. In weaker currency countries, such as Brazil and Mexico, management assesses the strength of these currencies relative to the U.S. dollar and may elect during periods of local currency weakness to invest excess cash in U.S. dollar-denominated instruments.

The Company’s exposure to commodity price changes relates primarily to certain manufacturing operations that utilize high-grade steel spring wire and titanium. The Company manages its exposure to changes in those prices through its procurement and sales practices.

Item 8. Financial Statements and Supplementary Data

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Net sales	$890,818	$784,036	$768,821

Cost of sales	576,835	530,004	519,536
Selling and administrative expenses	261,983	209,192	208,965

	838,818	739,196	728,501

Operating income	52,000	44,840	40,320

Other income	3,337	3,651	3,890

Interest expense	15,840	14,823	16,161
Other expenses	1,129	557	4,590

Income before income taxes	38,368	33,111	23,459

Income taxes	5,353	5,960	4,338

Net income	$33,015	$27,151	$19,121

Per common share:
Net income:
Basic	$1.54	$1.45	$1.03
Diluted	1.49	1.42	1.01
Dividends	0.80	0.80	0.80

Average common shares outstanding:
Basic	21,475,336	18,750,442	18,506,247
Diluted	22,101,560	19,185,332	18,919,968

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2003	2002
Assets
Current assets
Cash and cash equivalents	$49,788	$28,355
Accounts receivable, less allowances (2003 – $3,188; 2002 – $2,891)	119,130	97,533
Inventories	109,780	88,809
Deferred income taxes	22,319	16,024
Prepaid expenses	11,083	7,916

Total current assets	312,100	238,637

Deferred income taxes	22,790	22,610
Property, plant and equipment, net	154,088	159,440
Goodwill	220,118	164,594
Other intangible assets, net	61,923	16,702
Other assets	59,801	50,547

Total assets	$830,820	$652,530

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$10,000	$—
Accounts payable	97,155	63,389
Accrued liabilities	78,520	61,853
Long-term debt – current	6,804	6,837

Total current liabilities	192,479	132,079

Long-term debt	224,213	214,125
Accrued retirement benefits	77,455	87,162
Other liabilities	14,934	10,944

Commitments and Contingencies (Notes 8 and 17)

Stockholders’ equity
Common stock - par value $0.01 per share
Authorized: 60,000,000 shares
Issued (2003 – 24,419,694; 2002 – 22,037,769)	244	220
Additional paid-in capital	100,592	53,511
Treasury stock at cost (2003 – 1,552,006 shares; 2002 – 3,081,718 shares)	(34,652)	(61,847)
Retained earnings	270,030	255,147
Accumulated other non-owner changes to equity	(14,475)	(38,811)

Total stockholders’ equity	321,739	208,220

Total liabilities and stockholders’ equity	$830,820	$652,530

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2003	2002	2001
Operating activities:
Net income	$33,015	$27,151	$19,121
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	34,571	33,626	37,045
(Gain) loss on disposition of property, plant and equipment	(945)	(222)	2,093
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(2,747)	5,692	11,378
Inventories	(4,668)	9,843	(3,629)
Prepaid expenses	(2,361)	3,095	(1,884)
Accounts payable	7,410	(12,626)	13,514
Accrued liabilities	(1,868)	(87)	(5,552)
Deferred income taxes	2,336	(15,941)	6,510
Long-term pension asset	(6,294)	(1,647)	(7,856)
Other	1,620	5,527	(5,702)

Net cash provided by operating activities	60,069	54,411	65,038

Investing activities:
Proceeds from disposition of property, plant and equipment	3,220	3,592	1,093
Capital expenditures	(18,397)	(19,367)	(24,857)
Business acquisitions, net of cash acquired	(61,142)	(31,189)	(1,036)
Revenue sharing program payment	(17,500)	—	—
Other	(1,670)	(1,003)	(1,209)

Net cash used by investing activities	(95,489)	(47,967)	(26,009)

Financing activities:
Net change in other borrowings	5,933	(2,935)	(1,463)
Payments on long-term debt	(41,064)	(61,004)	(28,000)
Proceeds from the issuance of long-term debt	56,000	48,000	23,711
Proceeds from the issuance of common stock	52,562	3,792	2,845
Common stock repurchases	(206)	(1,147)	(8,798)
Dividends paid	(17,564)	(15,018)	(14,806)
Proceeds from the sale of swaps	—	4,702	13,766
Other	(1,917)	(752)	(584)

Net cash provided (used) by financing activities	53,744	(24,362)	(13,329)

Effect of exchange rate changes on cash flows	3,109	(2,595)	(135)

Increase (decrease) in cash and cash equivalents	21,433	(20,513)	25,565

Cash and cash equivalents at beginning of year	28,355	48,868	23,303

Cash and cash equivalents at end of year	$49,788	$28,355	$48,868

Supplemental Disclosure of Cash Flow Information:

Non-cash financing and investing activities include the 2003 issuance of $16.5 million of treasury stock in connection with the Kar acquisition, the 2003 acquisition of a $17.0 million intangible asset and the recognition of a corresponding liability in connection with a revenue sharing program, the 2002 issuance of $3.0 million of treasury stock and $2.0 million in installment payments in connection with the Spectrum acquisition.

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
January 1, 2001	$220	$51,845	$(69,181)	$239,266	$(20,817)	$201,333

Comprehensive income:
Net income				19,121		19,121
Foreign currency translation adjustments, net					(1,244)	(1,244)
Unrealized losses on hedging activities, net					(662)	(662)

Comprehensive income				19,121	(1,906)	17,215
Dividends paid				(14,806)		(14,806)
Common stock repurchases			(8,798)			(8,798)
Employee stock plans		3,029	1,076	(212)		3,893

December 31, 2001	220	54,874	(76,903)	243,369	(22,723)	198,837

Comprehensive income:
Net income				27,151		27,151
Foreign currency translation adjustments, net					1,236	1,236
Unrealized losses on hedging activities, net					(502)	(502)
Minimum pension liability adjustment, net					(16,822)	(16,822)

Comprehensive income				27,151	(16,088)	11,063
Dividends paid				(15,018)		(15,018)
Stock issued for the purchase of Spectrum		(358)	3,358			3,000
Stock contribution to Barnes Foundation		(90)	488			398
Common stock repurchases			(1,147)			(1,147)
Employee stock plans		(915)	12,357	(355)		11,087

December 31, 2002	220	53,511	(61,847)	255,147	(38,811)	208,220

Comprehensive income:
Net income				33,015		33,015
Foreign currency translation adjustments, net					18,071	18,071
Unrealized gains on hedging activities, net					555	555
Minimum pension liability adjustment, net					5,710	5,710

Comprehensive income				33,015	24,336	57,351
Dividends paid				(17,564)		(17,564)
Stock issued for the purchase of Kar		(2,064)	18,561			16,497
Stock issued, equity offering	24	42,188				42,212
Stock contribution to Barnes Foundation		168	232			400
Common stock repurchases			(206)			(206)
Employee stock plans		6,789	8,608	(568)		14,829

December 31, 2003	$244	$100,592	$(34,652)	$270,030	$(14,475)	$321,739

See accompanying notes.

BARNES GROUP INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts included in the notes are stated in thousands except per share data and the tables in Note 16.)

1. Summary of Significant Accounting Policies

General: The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Consolidation: The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. Intercompany transactions and account balances have been eliminated. The Company accounts for its 45% investment in the common stock of NASCO, a suspension spring company jointly owned with NHK Spring Co., Ltd. of Japan since 1986, under the equity method. The NASCO investment of $10,397 and $9,908 as of December 31, 2003 and 2002, respectively, is included in other assets. Other income in the accompanying income statements includes income of $1,309, $1,090 and $408 for the years 2003, 2002 and 2001, respectively, from the Company’s investment in NASCO. The Company received dividends from NASCO totaling $192, $44 and $464 in 2003, 2002 and 2001, respectively.

Revenue recognition: Sales and related cost of sales are recognized when products are shipped or delivered to customers depending upon when title and risk of loss have passed.

Cash and cash equivalents: Cash in excess of operating requirements is invested in short-term, highly liquid, income-producing investments. All highly liquid investments purchased with an original maturity of three months or less are cash equivalents. Cash equivalents are carried at cost which approximates fair value.

Inventories: Inventories are valued at the lower of cost or market. The last-in, first-out (“LIFO”) method was used to accumulate the cost of the majority of U.S. inventories, which represent 67% of total inventories. The cost of all other inventories was determined using the first-in, first-out (“FIFO”) method. Loss provisions, if any, on contracts are established when estimable. Loss provisions are based on the excess inventoriable costs over the net revenues of the products or group of related products under contract.

Property, plant and equipment: Property, plant and equipment is stated at cost. Depreciation is recorded over estimated useful lives, ranging from 20 to 50 years for buildings and three to 17 years for machinery and equipment. The straight-line method of depreciation was adopted for all property, plant and equipment placed in service after March 31, 1999. For property, plant and equipment placed into service prior to April 1, 1999, depreciation is calculated using accelerated methods.

Goodwill: Goodwill represents the excess purchase price over the net assets of companies acquired in business combinations. In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, goodwill is not being amortized, as the lives are considered indefinite. For periods prior to January 1, 2002, goodwill acquired since 1970 but prior to July 1, 2001, was amortized on a straight-line basis over 40 years. Annually, goodwill is subject to impairment testing in accordance with SFAS 142. Based on this assessment, there was no goodwill impairment in 2003 or 2002.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents income adjusted to exclude goodwill amortization expense recognized in the prior periods:

	2003	2002	2001
Net income, as reported	$33,015	$27,151	$19,121
Add back: goodwill amortization, net of income taxes	—	—	3,449

Adjusted net income	$33,015	$27,151	$22,570

Basic earnings per share, as reported	$1.54	$1.45	$1.03
Add back: goodwill amortization, net of income taxes	—	—	.19

Adjusted basic earnings per share	$1.54	$1.45	$1.22

Diluted earnings per share, as reported	$1.49	$1.42	$1.01
Add back: goodwill amortization, net of income taxes	—	—	.18

Adjusted diluted earnings per share	$1.49	$1.42	$1.19

Revenue Sharing Programs: The Company participates in revenue sharing programs (“RSPs”) under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the aircraft engine program. As consideration, the Company pays participation fees, which are recorded as long-lived intangible assets, and are recognized as a reduction to sales over the life of the program. The value of the intangible assets is subject to significant estimates about future revenues related to the program’s aftermarket parts. The Company evaluates the remaining useful life of this asset to determine whether events and circumstances warrant a revision to the remaining period of amortization. See Note 5.

Derivatives: The Company has manufacturing, sales and distribution facilities around the world and thus makes investments and conducts business transactions denominated in various currencies. The Company is also exposed to fluctuations in interest rates and commodity price changes. These financial exposures are monitored and managed by the Company as an integral part of its risk management program. The Company uses financial instruments to hedge its exposure to fluctuations in interest rates and foreign currency exchange rates but does not use derivatives for speculative or trading purposes. The Company also does not use derivatives to manage commodity exposures or hedge its foreign currency net investment exposure.

The Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, on January 1, 2001. The standard requires that all derivative instruments be recorded on the balance sheet at fair value. The accounting for changes in the fair value depends on how the derivative is used and designated. In accordance with the transition provisions of SFAS 133, the Company recorded a $400 gain on January 1, 2001, which was entirely offset by a loss recorded on the re-measurement of the underlying balance sheet items. There was no transition adjustment to other non-owner changes to equity.

Foreign currency contracts may qualify as fair value hedges of unrecognized firm commitments, or cash flow hedges of recognized assets and liabilities or anticipated transactions. Changes in the fair market value of derivatives are recorded directly to earnings or other non-owner changes to equity, depending on the designation. Amounts recorded to other non-owner changes to equity are reclassified to earnings in a manner that matches the earnings impact of the hedged transaction. Any ineffective portion, or amounts related to contracts that are not designated as hedges, are recorded directly to earnings. The Company’s policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying instrument.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, the fair value of derivatives held by the Company was a net asset of $109. During 2002, losses of $279 included in other non-owner changes to equity were reclassified to earnings. No such amounts were reclassified in 2003. Amounts in other non-owner changes to equity expected to be reclassified to earnings within the next year are not material. During 2003, gains or losses related to hedge ineffectiveness were immaterial. Foreign currency transaction gains (losses) included in income were $(654), $1,172 and $1,874 in 2003, 2002 and 2001, respectively.

Foreign currency translation: The majority of the Company’s international subsidiaries use the local currency as the functional currency. Assets and liabilities of international operations are translated at year-end rates of exchange; revenues and expenses are translated at average annual rates of exchange. The resulting translation gains or losses are reflected in accumulated other non-owner changes to equity within stockholders’ equity.

Stock-Based Compensation: The Company has stock-based employee compensation plans, which are described more fully in Note 14. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	2003	2002	2001
Net income, as reported	$33,015	$27,151	$19,121
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,121	1,589	1,227
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,958)	(5,970)	(4,962)

Pro forma net income	$29,178	$22,770	$15,386

Earnings per share:
Basic – as reported	$1.54	$1.45	$1.03
Basic – pro forma	1.36	1.21	.83

Diluted – as reported	1.49	1.42	1.01
Diluted – pro forma	1.32	1.18	.81

The average fair values of options granted was $3.98 in 2003, $5.37 in 2002 and $4.77 in 2001. The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	2003	2002	2001
Risk-free interest rate	2.10%	3.69%	4.84%
Expected life	3.0 years	4.0 years	4.3 years
Expected volatility	33%	35%	35%
Expected dividend yield	3.37%	3.51%	3.40%

2. Acquisitions

During the past three years, the Company has acquired a number of businesses. All of these acquisitions were accounted for using the purchase method, and accordingly, the results of operations of the acquired businesses have been included in the consolidated results from their respective acquisition dates. The purchase prices for these acquisitions have been allocated to tangible and intangible assets and liabilities of the businesses based upon estimates of their respective fair values.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2001, the Company completed two bolt-on acquisitions for a combined purchase price of $3,830. In January 2001, the Company acquired Euro Stock. Euro Stock distributes standard springs through catalogs to customers located primarily in Europe. This business, which is included in the Barnes Distribution segment, expanded Barnes Distribution’s presence in Europe and added a new sales channel through Euro Stock’s product catalog. In November 2001, the Company acquired certain assets of Forward Industries, L.L.C., and its subsidiary Forward Industries, Ltd. Forward Industries designs and manufactures nitrogen gas springs that are used in the appliance, automotive, heating and cooling, and electrical industries. This acquisition has been integrated with the Company’s existing nitrogen gas spring business and is included in the Associated Spring segment. The acquisition broadened the nitrogen gas spring product line offering of Associated Spring.

In 2002, the Company completed two acquisitions for a total purchase price of $34,029. Consideration for the acquisitions included cash of approximately $31,029, of which $1,000 will be paid in April 2004, and issuance of 119,048 shares of Barnes Group common stock (at a market value at the time of the acquisition of approximately $3,000). In February 2002, the Company acquired substantially all of the manufacturing assets of Seeger-Orbis from TransTechnology Corporation. Seeger-Orbis is a leading manufacturer of retaining rings used in a number of transportation and industrial applications. The Seeger-Orbis acquisition expanded Associated Spring’s product line and geographic reach, particularly into the automotive and industrial manufacturing markets of Western Europe. In April 2002, the Company acquired Spectrum, a manufacturer of plastic injection-molded components and assemblies that are used primarily in the telecommunications, electronics, medical and consumer goods industries. Spectrum, which is included in the Associated Spring segment, provides Associated Spring with the capability of providing more complete product solutions with discrete or continuous metal-in-plastic and plastic-on-metal injection-molded components.

Pro forma operating results are not presented for the 2002 and 2001 acquisitions since the results would not be significantly different than historical results.

On February 6, 2003, the Company acquired Kar Products, LLC and certain assets of a related company, A. & H. Bolt & Nut Company Ltd. (“Kar”). The acquisition expands both the geographic scope and product line reach of the Barnes Distribution segment. Kar has a diversified customer base that operates in all 50 states of the U.S., Puerto Rico, and Canada, further enhancing Barnes Distribution’s leadership position within the maintenance, repair, operating and production (“MROP”) market and international presence. The adjusted purchase price of $76,148, excluding transaction costs, was financed through a combination of $3,651 of cash, $56,000 of debt and $16,497 of Barnes Group common stock (823,506 shares based upon an average market value preceding the acquisition date).

The Company obtained third-party valuations of certain assets acquired with Kar. The purchase price including transaction costs of $1,491 was $77,639. The following table summarizes the estimate of fair values of the assets acquired and liabilities assumed at the date of acquisition:

February 6, 2003
Current assets	$25,987
Property, plant and equipment	2,719
Intangible and other assets	15,979
Goodwill	55,908

Total assets acquired	100,593

Current liabilities	(21,005)
Other liabilities	(1,949)

Total liabilities assumed	(22,954)

Net assets acquired	$77,639

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the pro forma operating results of the Company for the year ended December 31, 2002 which gives effect to the acquisition of Kar as if it had occurred on January 1, 2002. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred if the acquisition had been effective January 1, 2002, nor are they intended to be indicative of results that may occur in the future. The pro forma information does not include the effect of synergies and cost reduction initiatives related to the acquisition. The underlying unaudited pro forma information includes the historical financial results of the Company and Kar adjusted for the amortization expense associated with the assets acquired, the Company’s financing arrangements and certain purchase accounting adjustments. Pro forma results are not presented for 2003, since the results would not be significantly different than historical results.

2002
Net sales	$906,132
Income before income taxes	39,166
Net income	30,784

Per common share:
Basic	$1.57
Diluted	1.54

3. Inventories

Inventories at December 31 consisted of:

	2003	2002
Finished goods	$76,425	$58,244
Work-in-process	20,331	16,993
Raw materials and supplies	13,024	13,572

	$109,780	$88,809

Inventories valued by the LIFO method aggregated $73,839 and $58,506 at December 31, 2003 and 2002, respectively. If LIFO inventories had been valued using the FIFO method, they would have been $12,401 and $12,567 higher at those dates.

4. Property, Plant and Equipment

Property, plant and equipment at December 31 consisted of:

	2003	2002
Land	$9,659	$9,087
Buildings	77,953	79,578
Machinery and equipment	364,930	340,647

	452,542	429,312
Less accumulated depreciation	(298,454)	(269,872)

	$154,088	$159,440

Depreciation expense was $30,178, $29,304 and $30,008 for 2003, 2002 and 2001, respectively.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Goodwill and Other Intangible Assets

Goodwill: The following table sets forth the change in the carrying amount of goodwill for each reportable segment and the Company:

	Associated Spring	Barnes Aerospace	Barnes Distribution	Total Company
January 1, 2002	$68,505	$31,415	$59,916	$159,836
Goodwill acquired, net of adjustments	7,872	(515)	(2,599)	4,758

December 31, 2002	76,377	30,900	57,317	164,594
Goodwill acquired, net of adjustments	78	(114)	55,322	55,286
Foreign currency translation	—	—	238	238

December 31, 2003	$76,455	$30,786	$112,877	$220,118

In 2003, goodwill acquired relates primarily to the acquisition of Kar in February 2003. This amount may be adjusted upon finalization of the purchase price allocation in the first quarter of 2004.

During 2002, an additional $1,035 of goodwill was recognized related to Associated Spring’s November 2001 acquisition of Forward Industries assets, related primarily to an adjustment to the fair value of the equipment acquired, and $6,837 million for the April 2002 acquisition of Spectrum. No goodwill resulted in connection with the acquisition of Seeger-Orbis. Goodwill related to the Barnes Aerospace 2000 acquisition of Kratz-Wilde/Apex decreased $515 in 2002, the result of the reduction of accrued acquisition costs. Also in 2002, goodwill was reduced by $2,599 related to Barnes Distribution’s Curtis acquisition. This reduction relates primarily to an adjustment to the reorganization accrual and inventory valuation.

Of the $220,118 of goodwill at December 31, 2003, $133,482 is tax deductible.

Acquired Intangible Assets: Other intangible assets at December 31 consisted of:

		2003		2002
	Range of Life-Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs	Up to 30	$34,500	$(48)	$—	$—
Customer lists/relationships	10	11,500	(1,037)	—	—
Patents, trademarks/trade names	5-30	11,128	(1,382)	9,806	(736)
Other	4.5-10	600	(295)	600	(173)

		57,728	(2,762)	10,406	(909)
Foreign currency translation		1,830	—	681	—
Unamortized intangible pension asset		5,127	—	6,524	—

Other intangible assets		$64,685	$(2,762)	$17,611	$(909)

Amortization of intangible assets for the year ending December 31, 2003 was $1,853. In each of the years 2004 through 2008, the estimated aggregated amortization expenses will be approximately $2,600.

During 2003, the Company entered into two RSP agreements with a major aerospace customer under which the Company will be the sole supplier of certain aftermarket parts. As consideration, the Company agreed to pay

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

participation fees of $34,500, of which $17,500 was paid in 2003, with the remainder to be paid in two installments of $15,000 on April 1, 2004 and $2,000 on April 1, 2008. The Company has recorded the $34,500, participation fees as long-lived intangible assets which will be recognized as a reduction to sales over the life of the programs.

In connection with the acquisition of Kar, the Company recorded intangible assets including $11,500 related to customer lists/relationships and $800 related to trademarks and trade names. Trademarks acquired with the purchase of the nitrogen gas spring business were $4,459. Seeger-Orbis intangible assets acquired were $3,047 and consist of trademarks and patents. In 2003, patents increased $522 due to the recognition of a deferred tax liability. Intangible assets that were acquired with Spectrum were $2,300 and consist primarily of trademarks.

6. Accrued Liabilities

Accrued liabilities at December 31 consisted of:

	2003	2002
Payroll and other compensation	$21,019	$16,063
Postretirement/postemployment benefits	11,087	9,315
Income taxes currently payable	7,612	4,532
Business reorganization	6,036	2,025
Other	32,766	29,918

	$78,520	$61,853

7. Business Reorganization

Business reorganization accruals are included in accrued liabilities. In connection with the acquisition of the assets of Curtis in May 2000, the Company incurred certain integration costs. The Company recorded total costs of $6,405 related primarily to lease consolidation costs, facility closure costs and reductions in personnel. During 2003, $344 of the accrual was utilized through lease payments. As of December 31, 2003 and 2002, the remaining balance of $1,153 and $1,497, respectively, related to future lease payments, which will continue through the remaining terms of the leases.

During the fourth quarter of 2001, the Company recorded pretax charges of $4,842, primarily for Associated Spring, related to actions aimed at reducing the Company’s infrastructure including the closure of an Associated Spring plant in Texas. During 2003, $403 of the accrual was utilized. As of December 31, 2003 and 2002, the remaining balance of $125 and $528, respectively, related to post-closure holding costs for the Texas plant, which was closed and held for sale at year end.

In connection with the Kar acquisition in February 2003, the Company has recorded certain costs. The Company’s reorganization plan includes combining the headquarters functions and consolidating warehousing and distribution networks. During 2003, the Company recorded total costs of $10,426, of which $7,663 were reflected as assumed liabilities in the allocation of the purchase price to net assets acquired and $2,763 was recorded as expense. The accruable integration costs were primarily related to lease consolidations and employee severance payments for reductions primarily in administrative and warehouse personnel. During 2003, $3,042 of the accrual was utilized, leaving a balance of $4,758 at December 31, 2003. This amount will be paid over the respective severance and lease terms.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Debt and Commitments

Long-term debt and notes payable at December 31 consisted of:

	2003	2003	2002
	Carrying Amount	Fair Value	Carrying Amount
7.13% Notes, including interest swap adjustment	$12,673	$13,191	$19,028
7.66% Notes	24,500	28,018	24,500
7.80% Notes	45,500	55,344	45,500
9.34% Notes, including deferred gain	63,478	69,397	64,379
2.15% Notes	22,330	22,414	20,205
Revolving credit agreement	54,000	54,000	32,000
Industrial revenue bonds	7,000	7,000	7,000
Borrowings under lines of credit	10,000	10,000	6,000
Capital leases	1,536	1,536	2,350

	241,017	260,900	220,962
Less current maturities	(16,804)	(16,804)	(6,837)

Long-term debt	$224,213	$244,096	$214,125

The 7.13% Notes are payable in four equal annual installments of $6,250 that began on December 5, 2002. The 7.66% Notes are payable in 2007. The 7.80% Notes are payable in three equal annual installments beginning in 2008. The 9.34% Notes are payable in three equal installments beginning in 2006.

In July 2001, the Company borrowed Yen 3,000 million, under a term loan facility with The Development Bank of Singapore Limited. The loan is payable in ten semi-annual installments of Yen 87.3 million that began on December 28, 2001, with a balloon payment of Yen 2,214.3 million due June 30, 2006. The borrowing has a stated interest rate of 2.15%. In connection with the Yen borrowing, the Company entered into a series of forward currency exchange contracts, a form of derivative, that effectively convert the Yen principal payments to Singapore dollar payments. The forward contracts are cash flow hedges, and increase the effective interest rate of the borrowing to 5.16%. On December 30, 2002, the Company prepaid the next four consecutive semi-annual installments totaling Yen 349.2 million (U.S. equivalent $2,917) and also paid $475 in settlement of the corresponding forward contracts. As a result of this prepayment, there are no scheduled principal payments due on the Yen note until June 2005. The fair value of the remaining forward contracts at December 31, 2003, was a liability of approximately $436.

The fair values of these Notes are determined using discounted cash flows based upon the Company’s estimated current interest cost for similar types of borrowings. The amounts do not include the fair value of the swap and the deferred gain on the terminated swap. The carrying values of other long-term debt and notes payable approximate their fair market values.

At December 31, 2003, the Company had Senior Credit Facilities under which up to $150,000 of revolving credit borrowings may be outstanding until June 14, 2005. The Company had $54,000 borrowed under these facilities at December 31, 2003.

Borrowings under the Senior Credit Facilities bear interest at a London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.25% to 2.00%, depending on the Company’s debt ratio at the time of borrowing. The interest rate on these borrowings was 2.63% and 2.38% on December 31, 2003 and 2002, respectively. The

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company also pays a commitment fee on the average daily amount of unused commitments at a rate ranging from 0.25% to 0.45%, depending on the Company’s debt ratio at the time of determination.

In addition, the Company has available approximately $15,000 in uncommitted short-term bank credit lines, of which $10,000 and $6,000 was borrowed at December 31, 2003 and 2002, respectively. The interest rate on these borrowings was 3.00% and 2.38% at December 31, 2003 and 2002, respectively.

The Industrial Revenue Bonds, due in 2008, have variable interest rates. The interest rates on this borrowing were 1.15% and 1.70% at December 31, 2003 and 2002, respectively.

The Company’s long-term debt portfolio consists of fixed-rate and variable-rate instruments and is managed to reduce the overall cost of borrowing and to mitigate fluctuations in interest rates. Interest rate fluctuations result in changes in the market value of the Company’s fixed-rate debt. In August 2002, the Company entered into an interest rate swap agreement, a form of derivative, which effectively converts $12,500 of 7.13% fixed-rate Senior Notes to variable-rate debt equal to LIBOR plus 425 basis points. The effective rate of the borrowing was 5.53% on December 31, 2003. This interest rate contract is a fair value hedge, which is effective in offsetting fluctuations in the fair value of the debt instrument. The gains and losses on the interest rate contract are recorded to earnings and are offset by gains and losses recorded on the re-measurement of the underlying debt. The fair value of the swap is determined based upon current market prices and was approximately $173 at December 31, 2003.

The Company assumed $2,750 of debt related to capital leases with the acquisition of Spectrum in April 2002 of which $1,536 remained at December 31, 2003. The weighted average interest rate on these borrowings was 7.81% at December 31, 2003. This debt has an interest rate equalization prepayment penalty.

In August 2002, the Company terminated its $60,000 interest rate swap dated July 2001. This agreement had converted $60,000 of fixed-rate 9.34% debt to floating rate at LIBOR plus 276 basis points. The Company received a payment of $5,286 at termination. The payment represented $4,702 for the fair value of the swap plus $584 for accrued interest at the time of termination. The accumulated adjustment to the carrying value of the debt is being amortized in accordance with the terms of the underlying debt, which effectively reduces the fixed rate of the debt to 7.84%.

Long-term debt and notes payable, excluding the fair value of the swap and the deferred gain on the terminated swap, is payable as follows: $16,804 in 2004, $62,451 in 2005, $41,016 in 2006, $44,595 in 2007, $42,167 in 2008 and $30,333 thereafter.

In addition, the Company had outstanding letters of credit totaling $4,320 at December 31, 2003.

The Company’s debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios, and minimum levels of net worth. The agreements also place certain restrictions on indebtedness, capital expenditures and investments by the Company and its subsidiaries. Such covenants and restrictions determine the amount of borrowings, dividend payments or treasury stock purchases the Company can make.

Under the most restrictive borrowing capacity covenant in any agreement, $33,380 of additional capacity was available at December 31, 2003. The debt agreements also require that the Company maintain a minimum level of net worth. Under the most restrictive covenant, this minimum level limits the reduction in net worth (i.e., dividends and the acquisition of Company stock) from December 31, 2003 levels to $88,585.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003, the Company is required to maintain a ratio of Total Debt to EBITDA, as defined in the revolving credit agreement, of not more than 3.0 times. This ratio requirement will decrease to 2.75 at June 30, 2004. The actual ratio at December 31, 2003 was 2.63 times. Interest paid was $15,709, $9,496 and $16,076 in 2003, 2002 and 2001, respectively. The amount paid in 2002 reflects the $4,702 of cash received for the swap termination. Interest capitalized was $85, $128 and $163 in 2003, 2002 and 2001, respectively, and is being depreciated over the lives of the related fixed assets.

9. Pension and Other Postretirement Benefits

The Company has defined contribution plans covering a majority of the employees of Barnes Aerospace, certain field sales employees of Barnes Distribution’s U.S. operation, employees of Spectrum, certain employees of Barnes Distribution Canada, union employees of Associated Spring, and employees in Sweden. Company contributions under these plans are based primarily on the performance of the business units and employee compensation. The Spectrum defined contribution plan was merged into the Retirement Savings Plan on May 30, 2003. Contribution expense under these defined contribution plans was $2,331, $2,048 and $2,104 in 2003, 2002 and 2001, respectively. Most U.S. salaried and non-union hourly employees are eligible to participate in the Retirement Savings Plan. See Note 15 for further discussion of this plan.

Defined benefit pension plans cover a majority of the Company’s worldwide employees at Associated Spring and the Company’s Corporate Office and a substantial portion of the employees at Barnes Distribution. Plan benefits for salaried and non-union hourly employees are based on years of service and average salary. Plans covering union hourly employees provide benefits based on years of service. The Company funds U.S. pension costs in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company acquired Kar in February 2003. The Kar Products Retirement Income Plan, a qualified defined benefit pension plan for Kar Products’ sales employees, is included in the Company’s financial statements.

In accordance with SFAS 87, “Employers’ Accounting for Pensions,” the Corporation has recorded a non-cash minimum pension liability adjustment for underfunded plans of $25,920 at December 31, 2002, which was reduced to $16,921 at December 31, 2003, representing the excess of the accumulated benefit obligation (“ABO”) over the fair value of plan assets. The minimum pension liability adjustment is included in accrued retirement benefits on the balance sheet.

Recognition of the minimum pension liability adjustment results in an after-tax charge of $16,822 in 2002 and an after-tax benefit of $5,710 in 2003 which are included in accumulated other non-owner changes to equity, which is part of stockholders’ equity. The principal cause of the accrual for the minimum pension liability adjustment was the decline in the value, in certain years prior to 2003, of equity securities held by the pension trusts as well as the significant decline in the discount rate.

The Company provides certain other medical, dental and life insurance postretirement benefits for a majority of its retired employees in the U.S. and Canada. It is the Company’s practice to fund these benefits as incurred. In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) became law. The Act provides prescription drug benefits to retirees. Employers currently offering prescription drug benefits to retirees may be eligible for subsidies under the Act. The Financial Accounting Standards Board has not yet issued specific authoritative guidance on accounting for the provisions of the Act and is permitting deferral of recognition. Due to the timing of the Act and lack of authoritative guidance, the impact of the Act has not been included in the other postretirement benefit obligation or expense.

The Company uses December 31 as the measurement date for the majority of its plans.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning benefit obligations to the ending benefit obligations follows:

	Pensions		Other Postretirement Benefits
	2003	2002	2003	2002
Benefit obligation, January 1	$291,831	$264,261	$84,040	$72,060
Service cost	8,915	8,034	840	726
Interest cost	19,647	18,622	5,463	5,231
Amendments	—	3,538	—	3,914
Actuarial loss	14,908	8,980	6,025	9,999
Benefits paid	(19,211)	(17,554)	(8,793)	(7,905)
Acquisitions	9,443	3,851	—	—
Curtailments	43	(576)	—	—
Foreign exchange rate changes	5,690	2,675	270	15

Benefit obligation, December 31	$331,266	$291,831	$87,845	$84,040

Projected benefit obligations related to plans with benefit obligations in excess of assets	$135,456	$274,644
Accumulated benefit obligations related to plans with accumulated benefit obligations in excess of assets	$128,788	$120,007
Accumulated benefit obligations of all plans	$303,020	$267,086

A reconciliation of the beginning fair value of plan assets to the ending fair value of plan assets follows:

	Pensions
	2003	2002
Fair value of plan assets, January 1	$247,299	$307,135
Actual return on plan assets	66,439	(45,642)
Acquisitions	7,429	—
Company contributions	6,122	1,836
Plan participants’ contributions	243	156
Benefits paid	(19,211)	(17,554)
Foreign exchange rate changes	4,144	1,368

Fair value of plan assets, December 31	$312,465	$247,299

Assets related to plans with projected benefit obligations in excess of plan assets	$99,167	$224,392
Assets related to plans with accumulated benefit obligations in excess of plan assets	$99,167	$83,795

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the funded status of the plans with the amounts recognized in the accompanying balance sheets is set forth below:

	Pensions		Other Postretirement Benefits
	2003	2002	2003	2002
Funded status	$(18,801)	$(44,532)	$(87,845)	$(84,040)
Adjustments for unrecognized:
Net losses	42,037	62,045	26,885	21,981
Prior service costs	7,025	7,742	3,518	3,112
Net asset at transition	(27)	(114)	—	—

Prepaid (accrued) benefit cost	$30,234	$25,141	$(57,442)	$(58,947)

Amounts recognized in the accompanying balance sheets consist of:

	Pensions		Other Postretirement Benefits
	2003	2002	2003	2002
Other assets	$38,887	$29,996	$—	$—
Other intangible assets	5,127	6,524	—	—
Accrued liabilities	(3,627)	(1,082)	(9,800)	(9,042)
Accrued retirement benefits	(28,080)	(36,217)	(47,642)	(49,905)
Accumulated other non-owner changes to equity	17,927	25,920	—	—

Prepaid (accrued) benefit cost	$30,234	$25,141	$(57,442)	$(58,947)

U.S. pension plan deferred gains and losses that fall outside of a 10% corridor are amortized over 8.7 years or the remaining average service life of active participants, whichever is shorter.

Weighted-average assumptions used to determine benefit obligations at December 31,

	2003	2002
Discount rate	6.25%	6.75%
Increase in compensation	4.50%	4.50%

The weighted-average asset allocations for all pension plan assets at December 31, 2003 and 2002 by asset category are as follows:

Asset Category	Guidelines	2003	2002
Equity securities	60-80%	66%	63%
Debt securities	20-40%	24%	30%
Real estate	0-10%	4%	3%
Other, including cash	0-10%	6%	4%

Total		100%	100%

The investment strategy of the plans is to generate a consistent total investment return sufficient to pay present and future plan benefits to retirees, while minimizing the long-term cost to the Company. Target

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allocations for asset categories are used to earn a reasonable rate of return, provide required liquidity and minimize the risk of large losses. Targets are adjusted, as necessary within certain guidelines, to reflect trends and developments within the overall investment environment.

Equity securities in the pension plans include Company stock in the amounts of $20,584 and $12,542 at December 31, 2003 and 2002, respectively. The increase in 2003 over 2002 is primarily due to appreciation in the market price of the Company’s stock.

The Company expects to contribute approximately $3,000 to the pension plans in 2004.

Pension and other postretirement benefit expenses consisted of the following:

	Pensions			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Service cost	$8,915	$8,034	$7,436	$890	$776	$562
Interest cost	19,647	18,622	18,224	5,463	5,231	5,114
Expected return on plan assets	(29,862)	(30,153)	(29,130)	—	—	—
Amortization of transition assets	(94)	(191)	(442)	—	—	—
Recognized (gains) losses	358	(1,499)	(2,934)	1,153	731	253
Curtailment	58	(572)	—	—	—	—
Prior service cost (benefits)	1,200	1,169	1,096	(406)	(718)	(1,320)

Benefit cost (credit)	$222	$(4,590)	$(5,750)	$7,100	$6,020	$4,609

Weighted-average assumptions used to determine net benefit expense for years ended December 31,

	2003	2002	2001
Discount rate	6.75%	7.25%	7.75%
Long-term rate of return	9.50%	9.75%	9.75%
Increase in compensation	4.50%	4.50%	4.75%

The expected long-term rate of return is based on the actual historical rates of return of published indices that are used to measure the plans’ target assets allocation. The historical rates are then discounted to consider fluctuations in the historical rates as well as potential changes in the investment environment.

The Company’s accumulated postretirement benefit obligations, exclusive of pensions, take into account certain cost-sharing provisions. The annual rate of increase in the cost of covered benefits (i.e., healthcare cost trend rate) is assumed to be 13% and 14% at December 31, 2003 and 2002, respectively, decreasing gradually to a rate of 5% at December 31, 2012. A one percentage point change in the assumed healthcare cost trend rate would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on postretirement benefit obligation	$3,247	$(3,140)
Effect on postretirement benefit cost	213	(204)

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Income Taxes

The components of income before income taxes and the income tax provision follow:

	2003	2002	2001
Income before income taxes:
U.S.	$8,690	$7,120	$2,368
International	29,678	25,991	21,091

Income before income taxes	$38,368	$33,111	$23,459

Income tax provision:
Current:
U.S. – federal	$(21)	$4,870	$(3,407)
U.S. – state	746	2,213	(713)
International	5,439	4,050	3,699

	6,164	11,133	(421)

Deferred:
U.S. – federal	2,022	(4,350)	4,470
U.S. – state	(861)	(1,751)	1,121
International	(1,972)	928	(832)

	(811)	(5,173)	4,759

Income tax provision	$5,353	$5,960	$4,338

Deferred income tax assets and liabilities at December 31 consisted of the tax effects of temporary differences related to the following:

	Assets		Liabilities
	2003	2002	2003	2002
Allowance for doubtful accounts	$679	$512	$—	$—
Depreciation and amortization	(11,698)	(13,279)	3,544	1,791
Inventory valuation	9,211	6,593	698	1,007
Postretirement/postemployment costs	21,898	22,548	(395)	(265)
Tax loss carryforwards	28,183	28,156	(467)	—
Other	3,120	2,129	7,341	4,158

	51,393	46,659	10,721	6,691
Valuation allowance	(6,284)	(8,025)	—	—

	$45,109	$38,634	$10,721	$6,691

Current deferred income taxes	$22,319	$16,024	$644	$946
Non-current deferred income taxes	22,790	22,610	10,077	5,745

	$45,109	$38,634	$10,721	$6,691

The deferred income tax assets will be realized through reversals of existing taxable temporary differences with the remainder, net of the valuation allowance, depending on future income. Management believes that sufficient income will be earned in the future to realize the remaining net deferred income tax assets. Tax loss

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carryforwards of $71,185 have remaining carryforward periods ranging from six years to unlimited. The Company has tax credit carryforwards of $4,121, with remaining carryforward periods ranging from one year to unlimited.

The Company has not recognized deferred income taxes on $167,946 of undistributed earnings of its international subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends, the Company would be subject, in certain cases, to both U.S. income taxes and foreign withholding taxes. Determination of the amount of this unrecognized deferred income tax liability is not practicable.

A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate follows:

	2003	2002	2001
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes (net of federal benefit)	0.3	0.9	1.1
Foreign losses without tax benefit	1.4	3.6	3.6
Foreign operations taxed at lower rate	(13.0)	(12.0)	(22.8)
NASCO equity income	(0.5)	(0.4)	0.1
Export sales benefit	(1.1)	(1.3)	(1.5)
ESOP dividend	(2.3)	(5.8)	—
Valuation allowance reversal	(3.0)	(4.0)	—
Resolution of Brazilian tax matter	(2.6)	—	—
Other	(0.2)	2.0	3.0

Consolidated effective income tax rate	14.0%	18.0%	18.5%

Income taxes paid, net of refunds, were $4,922, $1,906 and $2,046 in 2003, 2002 and 2001, respectively.

11. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investment by, and distributions to, stockholders. For the Company, comprehensive income includes net income and other non-owner changes to equity. The components of accumulated other non-owner changes to equity follow:

	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) On Hedging Activities	Minimum Pension Liability Adjustments	Total
Balance, January 1, 2001	$(20,817)	$—	$—	$(20,817)
2001 Change	(1,244)	(662)	—	(1,906)

December 31, 2001	(22,061)	(662)	—	(22,723)
2002 Change	1,236	(502)	(16,822)	(16,088)

December 31, 2002	(20,825)	(1,164)	(16,822)	(38,811)
2003 Change	18,071	555	5,710	24,336

December 31, 2003	$(2,754)	$(609)	$(11,112)	$(14,475)

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Common Stock

In 2003, 2002 and 2001, 704,384 shares, 414,944 shares and 290,591 shares, respectively, of common stock were issued from treasury for the exercise of stock options, various other incentive awards, purchases by the Employee Stock Purchase Plan and matching contributions to the Barnes Group Inc. Retirement Savings Plan. In 2003, 823,506 and 11,817 shares were issued from treasury in connection with the acquisition of Kar and for the payment of charitable contributions, respectively. In 2002, 119,048 shares and 17,500 shares were issued from treasury, in connection with the acquisition of Spectrum and for the payment of charitable contributions, respectively. In 2003, 2002 and 2001, the Company acquired 9,995 shares, 56,888 shares and 436,502 shares, respectively, of the Company’s common stock at a cost of $206, $1,147 and $8,798, respectively. These amounts exclude shares issued and reacquired in connection with certain stock-for-stock exercises under the Company’s stock option plans. These reacquired shares were placed in treasury.

On May 21, 2003, the Company issued 2,381,925 shares of its common stock as a result of a follow-on public offering at $19.00 per share. Net proceeds to the Company of $42,212 (net of expenses incurred) were used to pay down a portion of the indebtedness incurred in connection with the Kar acquisition. The offering also included 823,506 shares sold by an existing stockholder, GC-Sun Holdings II, L.P. The Company did not receive any of the proceeds from the sale of the shares owned by GC-Sun Holdings.

The Company has a shareholder rights plan under which each share of common stock contains one right (Right) that entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock for $200. The Rights generally will not become exercisable unless and until, among other things, any person or group acquires beneficial ownership of 35% or more of the outstanding stock. The Rights are generally redeemable at $0.01 per Right at any time until 10 days following a public announcement that a 35% or greater position in the Company’s common stock has been acquired and will expire, unless earlier redeemed or exchanged, on December 23, 2006. If, following the acquisition of 35% or more of the outstanding shares of the Company’s common stock, the Company is acquired in a merger or other business combination, or 50% or more of the Company’s assets or earning power is sold or transferred, each outstanding Right becomes exercisable for common stock or other securities of the acquiring entity having a value of twice the exercise price of the Right.

13. Preferred Stock

At December 31, 2003 and 2002, the Company had 3,000,000 shares of preferred stock authorized, none of which were outstanding.

14. Stock Plans

Most U.S. salaried and non-union hourly employees are eligible to participate in the Company’s 401(k) plan. Effective April 1, 2001, the 401(k) plan, previously called the Barnes Group Inc. Guaranteed Stock Plan (“GSP”), was amended and renamed the Barnes Group Inc. Retirement Savings Plan (the “Retirement Savings Plan”). The Retirement Savings Plan continues to provide for the investment of employer and employee contributions in the Company’s common stock and also provides other investment alternatives for employee contributions. The Company discontinued providing a guaranteed minimum rate of return on employee contributions to the Retirement Savings Plan for investment in the Company’s common stock after March 31, 2001. However, the Company continued to guarantee a minimum rate of return on certain pre-April 1, 2001 assets of the plan. Effective October 10, 2003, the Plan was modified to reduce the vesting period and to provide that participants will no longer be required to invest pre-April 1, 2001 employee contributions in the Barnes Group Stock Fund. In addition, the Plan was modified so that the Company match, after vesting, may also be

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

invested in any of the Plan’s investment options. Since the participant is no longer restricted to investing in Company stock and has the flexibility of multiple investment options, the minimum guaranteed rate of return on the Barnes Group Stock Fund was eliminated effective with the October 10, 2003 plan modification. See Note 17 for additional information on the Retirement Savings Plan guarantee.

The Company contributes an amount equal to 50% of employee contributions up to 6% of eligible compensation plus any guarantee payments. Employees may elect to contribute additional amounts up to a total of 10% of eligible compensation. The Company expenses all contributions made to the Retirement Savings Plan. The Company recognized expense of $2,954, $2,990 and $3,560 in 2003, 2002 and 2001, respectively. As of December 31, 2003, the Retirement Savings Plan held 2,830,359 shares of the Company’s common stock.

The Company has an Employee Stock Purchase Plan (“ESPP”) under which eligible employees may elect to have up to the lesser of $21,250 or 10% of base compensation deducted from payroll for the purchase of the Company’s common stock at 85% of market value on the date of purchase. The maximum number of shares which may be purchased under the ESPP is 2,025,000. The number of shares purchased under the ESPP was 57,993, 62,741 and 62,691 in 2003, 2002 and 2001, respectively. As of December 31, 2003, 198,534 additional shares may be purchased.

The 1991 Barnes Group Stock Incentive Plan (the “1991 Plan”) authorizes the granting of incentives to executive officers, directors and key employees in the form of stock options, stock appreciation rights, incentive stock rights and performance unit awards. Options granted under the 1991 Plan that terminate without being exercised become available for future grants under the 1991 Plan. A maximum of 1,666,287 common shares are subject to issuance under this plan after December 31, 2003. As of December 31, 2003 and 2002, there were 311,752 and 171,832 shares, respectively, available for future grant under the 1991 Plan.

The Barnes Group Inc. Employee Stock and Ownership Program (the “2000 Plan”) was approved on April 12, 2000, and subsequently amended on April 10, 2002 by the Company’s stockholders. The 2000 Plan permits the granting of incentive stock options, nonqualified stock options, restricted stock awards, performance share or cash unit awards and stock appreciation rights, or any combination of the foregoing, to eligible employees to purchase up to 3,450,000 shares of the Company’s common stock. Such shares have been authorized and reserved. Options granted under the 2000 Plan that terminate without being exercised become available for future grants under the 2000 Plan. A maximum of 2,957,057 common shares are subject to issuance under this plan after December 31, 2003. As of December 31, 2003 and 2002, there were 158,417 and 749,432 shares, respectively, available for future grants under the 2000 Plan.

In 1998, 60,000 incentive units and 75,000 stock options were granted under the Key Executive Stock Plan (“Key Plan”). There are no additional shares available for future grant. A maximum of 75,000 common shares are subject to issuance under the Key Plan after December 31, 2003.

Compensation cost related to these plans was $3,448, $2,588 and $1,974 in 2003, 2002 and 2001, respectively. The Company recorded, in additional paid-in capital, tax benefits related to stock options of $2,486, $1,148 and $650 in 2003, 2002 and 2001, respectively.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Data relating to options granted under these plans follow:

	2003		2002		2001
	Number Of Shares	Average Exercise Price	Number Of Shares	Average Exercise Price	Number Of Shares	Average Exercise Price
Outstanding, January 1	3,947,891	$20.80	3,374,792	$19.61	2,471,992	$19.74
Granted	1,062,546	21.95	1,242,843	22.66	1,447,681	18.81
Exercised	1,291,229	18.50	616,348	17.81	379,435	17.11
Cancelled	241,381	25.30	53,396	23.13	165,446	20.33

Outstanding, December 31	3,477,827	21.69	3,947,891	20.80	3,374,792	19.61

Exercisable, December 31	2,157,177	22.54	2,065,666	21.29	1,388,325	21.34

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Of Shares	Average Remaining Life (Years)	Average Exercise Price	Number Of Shares	Average Exercise Price
$10 to $19	818,964	6.90	$17.81	372,764	$17.72
$19 to $23	1,143,429	6.84	$20.41	786,204	$20.90
$23 to $31	1,515,434	6.99	$24.76	998,209	$25.64

Incentive stock rights under the 1991 Plan, restricted stock unit awards under the 2000 Plan and incentive stock unit awards under the Key Plan (collectively “Rights”) entitle the holder to receive, without payment, one share of the Company’s common stock after the expiration of the vesting period. Certain Rights are also subject to the satisfaction of established performance goals. Additionally, holders of Rights are credited with dividend equivalents, which are converted into additional Rights, and certain holders of restricted stock units are paid dividend equivalents when dividends are paid to other stockholders. All Rights have up to a seven-year vesting period. In 2003, 338,150 Rights were granted; 14,360 Rights were credited to holders for dividend equivalents; 35,103 Rights, which include dividend equivalents, were converted to an equivalent number of shares of common stock; and 34,740 Rights were forfeited. In 2003, $211 of dividend equivalents were paid in cash. As of December 31, 2003, there were 734,524 Rights outstanding.

Under the Non-Employee Director Deferred Stock Plan each non-employee director is granted the right to receive 6,000 shares of the Company’s common stock upon retirement. There were 6,000 and 12,000 shares granted to new directors in 2002 and 2001, respectively. In 2003, $14 of dividend equivalents were paid in cash. There are 54,000 shares reserved for issuance under this plan.

Total shares reserved for issuance under all stock plans aggregated 4,964,013 at December 31, 2003.

15. Average Shares Outstanding

Net income per common share is computed in accordance with SFAS 128, “Earnings per Share.” Basic earnings per share is calculated using the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the assumed exercise and conversion of all dilutive securities. Shares held by the Retirement Savings Plan are considered outstanding for both basic and diluted earnings per share. There

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are no adjustments to net income for purposes of computing income available to common stockholders for the years ended December 31, 2003, 2002 and 2001. A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computation follows:

	Average Common Shares Outstanding
	2003	2002	2001
Basic	21,475,336	18,750,442	18,506,247
Dilutive effect of:
Stock options	323,315	288,036	273,651
Stock incentive units	230,419	127,431	122,869
Restricted stock units	48,953	—	—
Non-Employee Director Stock Plan	23,537	19,423	17,201

Diluted	22,101,560	19,185,332	18,919,968

As of December 31, 2003, there were 3,477,827 stock options outstanding, of which 3,416,156 were considered dilutive and 61,671 were anti-dilutive.

16. Information on Business Segments

The Company’s reportable segments are strategic business groups that offer different products and services. Each segment is managed separately because each business requires different technology and marketing strategies. Specifically, the Company operates three reportable business segments, as follows:

Barnes Distribution is an international distributor of MROP supplies and offers an array of service options built around a vendor-managed inventory business model, and designed to improve the productivity of its customers while substantially reducing procurement and transaction costs. Additionally, it distributes die and nitrogen gas springs, mechanical struts and standard parts such as coil and flat springs, most of which are manufactured by Associated Spring. Barnes Distribution, formerly known as Bowman Distribution, was formed from the combination of the Curtis and Kar acquisitions and Bowman Distribution. Barnes Distribution’s operations and markets are located primarily in the U.S., with additional locations in Canada, Europe, Asia, Mexico and Brazil.

Associated Spring manufactures precision mechanical and nitrogen gas springs, manifold systems, retaining rings, injection-molded plastic components, and other close-tolerance engineered metal components that are used in a variety of industries including, electronics, telecommunications, consumer goods and transportation markets. Associated Spring’s parts are sold in the U.S. and through its international subsidiaries. International manufacturing operations are located in Brazil, Sweden, Canada, Mexico, Germany, Singapore and China.

Barnes Aerospace produces precision machined and fabricated components and assemblies for commercial and military aircraft and industrial gas turbines. Additionally, it provides jet engine components overhaul and repair services for many of the world’s commercial airlines and the United States military. Barnes Aerospace’s operations are primarily in the U.S., with additional locations in Europe and Singapore. Its markets are located primarily in the U.S., Europe and Asia.

The Company evaluates the performance of its reportable segments based on the operating profit of the respective businesses, which includes net sales, cost of sales, selling and administrative expenses and certain components of other income and other expenses, as well as the allocation of corporate overhead expenses.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The equity income from the Company’s investment in the NASCO joint venture is incorporated into the segment results of Associated Spring. Sales between the business segments and between the geographic areas in which the businesses operate are accounted for on the same basis as sales to unaffiliated customers. Additionally, revenues are attributed to countries based on location of manufacturing or distribution facilities.

The following tables (dollars shown in millions) set forth information about the Company’s operations by its three reportable business segments and by geographic area.

Operations by Reportable Business Segment

	Barnes Distribution	Associated Spring	Barnes Aerospace	Other	Total Company
Revenues
2003	$400.7	$333.1	$165.7	$(8.7)	$890.8
2002	286.7	321.7	183.0	(7.4)	784.0
2001	298.4	279.2	200.4	(9.2)	768.8

Operating profit
2003	$16.5	$26.8	$10.7	$—	$54.0
2002	7.5	28.1	10.8	—	46.4
2001	5.5	19.4	16.4	—	41.3

Assets
2003	$276.2	$295.6	$155.0	$104.0	$830.8
2002	168.5	283.8	123.9	76.3	652.5
2001	171.5	244.1	141.4	79.5	636.5

Depreciation and amortization
2003	$10.5	$15.2	$8.2	$0.7	$34.6
2002	7.7	15.5	9.2	1.2	33.6
2001	9.9	16.8	9.7	0.6	37.0

Capital expenditures
2003	$8.8	$7.2	$2.2	$0.2	$18.4
2002	7.4	6.5	4.5	1.0	19.4
2001	6.0	8.7	10.0	0.2	24.9

Notes:

One customer accounted for 10%, 11% and 13% of the Company’s total revenue in 2003, 2002 and 2001, respectively.

“Other” revenues represent the elimination of intersegment sales, the majority of which are sales by Associated Spring to Barnes Distribution.

The operating profit of Associated Spring includes income from its equity investment in NASCO of $1.3 million, $1.1 million and $0.4 million in 2003, 2002 and 2001, respectively.

The assets of Associated Spring include the NASCO investment of $10.4 million, $9.9 million and $9.4 million in 2003, 2002 and 2001, respectively.

“Other” assets include corporate controlled assets, the majority of which are cash and deferred tax assets.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the total reportable segments’ operating profit to income before income taxes follows:

	2003	2002	2001
Operating profit	$54.0	$46.4	$41.3
Interest income	1.4	0.9	0.9
Interest expense	(15.8)	(14.8)	(16.2)
Other (expense) income	(1.2)	0.6	(2.5)

Income before income taxes	$38.4	$33.1	$23.5

Operations by Geographic Area

	Domestic	International	Other	Total Company
Revenues
2003	$676.8	$246.9	$(32.9)	$890.8
2002	606.6	200.8	(23.4)	784.0
2001	625.7	172.2	(29.1)	768.8

Long-lived assets
2003	$327.0	$168.9	$—	$495.9
2002	269.7	121.6	—	391.3
2001	266.4	107.8	—	374.2

Notes:

International sales derived from any one country did not exceed 10% of the Company’s total revenues.

“Other” revenues represents the elimination of intercompany sales between geographic locations, of which approximately 60% were sales from international locations to domestic locations.

17. Commitments and Contingencies

Leases

The Company has various noncancellable operating leases for buildings, office space and equipment. As discussed in Note 8, the Company assumed certain debt related to capital leases with the acquisition of Spectrum of which $1,536 remained at December 31, 2003. Rent expense was $12,579, $10,257 and $9,942 for 2003, 2002 and 2001, respectively. Minimum rental commitments under noncancellable leases in years 2004 through 2008 are $9,511, $7,265, $5,922, $2,795 and $1,867, respectively, and $11,892 thereafter.

Retirement Savings Plan

The Company guaranteed a minimum rate of return on certain pre-April 2001 assets of its 401(k) Retirement Savings Plan. Effective October 10, 2003, the Plan was modified so that participants are no longer required to invest pre-April 1, 2001 employee contributions in the Barnes Group Stock Fund. In addition, the Retirement Savings Plan was modified so that the Company match, after vesting, may also be invested in any of the investment options under the plan, including the Barnes Group Stock Fund. Since the employee is no longer restricted to investing in Company stock and has the flexibility of multiple investment options, the minimum guaranteed rate of return on the Barnes Group Stock Fund was eliminated effective with the October 10, 2003 plan modification. The closing price of the Company’s stock on October 10, 2003 was $27.79, resulting in a guarantee payment of $30 which was paid to participants in 2003.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restrictions on Stock Consideration for Spectrum

The sole stockholder of Spectrum received 119,048 shares of the Company’s common stock as partial consideration for Spectrum in April 2002. For the one-year period following the required holding period under the Federal securities laws, which holding period ended April 29, 2003, the sole stockholder agreed not to sell the Company shares received in the acquisition at a price below $25.20 per share without the consent of the Company. In the event he sold any of the shares during this period with the consent of the Company or during the one month following this period, the Company would be obligated to pay to him an amount equal to the difference between $25.20 per share and the lesser price at which he sold such shares. The sole stockholder sold such shares in the third quarter of 2003 at a price that exceeded $25.20.

Product Warranties

The Company provides product warranties in connection with the sale of products. Product warranty liabilities were not significant as of December 31, 2003.

Report of Independent Auditors

To the Board of Directors and Stockholders

of Barnes Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Barnes Group Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards, No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/S/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Hartford, Connecticut

February 12, 2004

QUARTERLY DATA (UNAUDITED)

(Dollars in millions, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2003
Net sales	$218.7	$229.6	$222.2	$220.3	$890.8
Gross profit (1)	76.5	83.3	78.5	75.7	314.0
Operating income	13.2	16.0	14.0	8.8	52.0
Net income	7.4	9.7	9.0	6.9	33.0

Per common share:
Net income:
Basic	$.38	$.46	$.40	$.31	$1.54
Diluted	.37	.46	.38	.29	1.49
Dividends	.20	.20	.20	.20	.80
Market prices (high - low)	$22.07-18.55	$21.85-19.32	$26.11-21.95	$33.85-26.45	$33.85-18.55

2002
Net sales	$194.2	$209.4	$196.8	$183.6	$784.0
Gross profit (1)	63.9	67.2	62.3	60.6	254.0
Operating income	11.6	13.7	10.0	9.5	44.8
Net income	6.8	8.7	6.9	4.8	27.2

Per common share:
Net income:
Basic	$0.37	$0.46	$0.37	$0.25	$1.45
Diluted	0.36	0.45	0.36	0.25	1.42
Dividends	0.20	0.20	0.20	0.20	0.80
Market prices (high - low)	$26.35-21.60	$25.80-21.00	$23.38-18.45	$22.90-17.50	$26.35-17.50

(1)	Sales less cost of sales

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon, and as of the date of, that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported as and when required.

PART III

Item 10. Directors and Executive Officers of the Company

DIRECTORS

Information with respect to the Company’s directors and nominees may be found under the caption “Election of Three Directors For A Three-Year Term” of the Company’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 14, 2004 (the “Proxy Statement”). Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

The Company’s executive officers as of the date of this Annual Report are as follows:

Executive Officer	Position	Age as of December 31, 2003
Edmund M. Carpenter	President and Chief Executive Officer	62

John R. Arrington	Senior Vice President, Human Resources	57

Francis C. Boyle, Jr.	Vice President, Controller	53

Joseph D. DeForte	Vice President, Tax	61

William C. Denninger	Senior Vice President, Finance and Chief Financial Officer	53

A. Keith Drewett	Vice President, Barnes Group Inc. and President, Barnes Distribution	57

Thomas P. Fodell	Vice President, Barnes Group Inc. and President, Associated Spring Sales	53

Signe S. Gates	Senior Vice President, General Counsel and Secretary	54

Philip A. Goodrich	Senior Vice President, Corporate Development	47

Richard P. McCorry	Vice President, Barnes Group Inc. and President, Associated Spring	41

Gregory F. Milzcik	Vice President, Barnes Group Inc. and President, Barnes Aerospace	44

Lawrence W. O’Brien	Vice President, Treasurer	54

Idelle K. Wolf	Vice President, Barnes Group Inc. and Chief Operating Officer, Barnes Distribution	51

Each officer holds office until his or her successor is chosen and qualified or otherwise as provided in the Company’s By-Laws, except Mr. Carpenter who holds office pursuant to an employment agreement with the Company. No family relationships exist among the executive officers of the Company. Except for Messrs. DeForte, Denninger, Drewett, Goodrich, McCorry, Milzcik and O’Brien, and Mses. Gates and Wolf, each of the Company’s executive officers has been employed by the Company or its subsidiaries in an executive or managerial capacity for at least the past five years.

Mr. Arrington joined the Company as Senior Vice President, Human Resources in April 1998.

Mr. Boyle, joined the company in April 1978. In his 25-year career with the Company he has held a series of increasingly responsible roles in the corporate reporting and accounting functions and was appointed Vice President, Controller in 1997.

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

Mr. Drewett joined the Company as Vice President, Barnes Group Inc. and President, Barnes Distribution in May 2000, upon the Company’s acquisition of Curtis. From 1998 to 2000, Mr. Drewett was President and Chief Executive Officer of Curtis Industries, Inc.

Mr. Fodell joined the Company in November 1979. Mr. Fodell has held a series of increasingly responsible positions in the sales, marketing and management functions of Associated Spring, and was appointed President, Associated Spring Sales in 2003. Prior to that Mr. Fodell was Chief Operating Officer of Associated Spring from 2002 to 2003, Vice President, Sales and Marketing from 1999 to 2002, and was director of worldwide automotive sales from 1997 to 1999.

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

Mr. McCorry joined the Company as President, Associated Spring on May 1, 2003. He was elected Vice President, Barnes Group Inc. on May 6, 2003. From 2001 to April 2003, Mr. McCorry was President of Textron Power Transmission, a business segment of Textron, Inc. He was Executive Vice President – Global Operations for Textron Industrial Products in 2001, and from 1999 to 2001, he was Managing Director of Textron Automotive Company Italia, S.r.l.

Mr. Milzcik joined the Company as Vice President, Barnes Group Inc. and President, Barnes Aerospace in June 1999. From 1997 to 1999, Mr. Milzcik was Vice President and General Manager of International Operations of Lockheed Martin Aircraft and Logistics, an aerospace manufacturing and service company.

Mr. O’Brien joined the Company as Vice President, Treasurer in August 2001. From 1997 to 2001, Mr. O’Brien was Vice President and Treasurer of L-3 Communications Corporation.

Ms. Wolf joined the Company as Vice President, Barnes Group Inc. and Chief Operating Officer, Barnes Distribution in May 2000, upon the Company’s acquisition of Curtis. From 1998 to 2000, Ms. Wolf was Executive Vice President and Chief Operating Officer of Curtis Industries, Inc.

AUDIT COMMITTEE

Messrs. Benanav, Griffin, Grzelecki and Ratcliffe and Ms. Mangum are the members of the Company’s audit committee which is a separately designated standing committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.

The Company’s Board of Directors has determined that Mr. Benanav, who qualifies as an independent director under the New York Stock Exchange listing standards, is an audit committee financial expert.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

CODE OF ETHICS

The Company has adopted a Code of Ethics Applicable to the Senior Executives (the “Executive Code of Ethics”) which is applicable to its Chief Executive Officer, Chief Financial Officer and Controller. The Executive Code of Ethics is available on the Company’s website at www.barnesgroupinc.com. The Company will disclose any material amendments to or waivers of the Executive Code of Ethics on that website or in a report on Form 8-K.

Item 11. Executive Compensation

The information in the Proxy Statement under the captions “Compensation of Directors,” “Compensation,” “Stock Options,” “Pension Plans,” “Employment Agreement,” and “Change-In-Control and Severance Arrangements” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the Proxy Statement under “Stock Ownership By Directors and Executive Officers,” “Beneficial Owners of More than 5% of Shares,” and “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accounting Fees and Services

The information in the Proxy Statement under “Principal Accounting Fees and Services” and “Pre-Approval Policy and Procedures” is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	The Financial Statements of the Company are set forth under Item 8 of this Annual Report.

(a)(2)	See Financial Statement Schedule under Item 15(d).

(a)(3)	See Item 15(c) below.

(b)	On October 16, 2003 the Company filed a Current Report on Form 8-K disclosing that on such date the Company issued a press release announcing financial results of operations for the quarter ended September 30, 2003.

(c)	The Exhibits required by Item 601 of Regulation S-K are filed as Exhibits to this Annual Report and indexed at pages 56 through 59 of this Annual Report.

(d)	Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2003, 2002, and 2001

( In thousands )

Allowances for Doubtful Accounts:

Balance December 31, 2000	$2,720
Provision charged to income(1)	2,076
Doubtful accounts written off (net)(1)	(1,682)
Other adjustments	—

Balance December 31, 2001	3,114
Provision charged to income	580
Doubtful accounts written off (net)(2)	(1,657)
Other adjustments(3)	854

Balance December 31, 2002	2,891
Provision charged to income(4)	1,116
Doubtful accounts written off (net)(4)	(1,805)
Other adjustments(3)	986

Balance December 31, 2003	$3,188

(1)	The 2001 increase in the provision charged to income and the level of write-off of doubtful accounts reflect the impact of the weak economic environment on the Company’s customers.
(2)	In 2002 the higher level of doubtful accounts written-off as compared to the provision charged to income resulted from Barnes Distribution recognizing the write-off of receivables reserved and expensed in prior years.
(3)	Opening balances of acquired businesses.
(4)	The 2003 increase in the provision charged to income and the write-off of doubtful accounts was primarily due to certain collection issues at Barnes Distribution. Contributing to the increase at Barnes Distribution is the higher account receivable activity from the newly acquired business, Kar.

Report of Independent Auditors on

Financial Statement Schedule

To the Board of Directors

of Barnes Group Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 12, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/S/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Hartford, Connecticut

February 12, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2004

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

/s/ EDMUND M. CARPENTER
Edmund M. Carpenter
President and Chief Executive Officer
(Principal Executive Officer) and Director

/s/ WILLIAM C. DENNINGER
William C. Denninger
Senior Vice President, Finance
Chief Financial Officer
(Principal Financial Officer)

/s/ FRANCIS C. BOYLE, JR.
Francis C. Boyle, Jr.
Vice President, Controller
(Principal Accounting Officer)

/s/ THOMAS O. BARNES
Thomas O. Barnes
Director

/s/ JOHN W. ALDEN
John W. Alden
Director

/s/ GARY G. BENANAV
Gary G. Benanav
Director

/s/ WILLIAM S. BRISTOW, JR.
William S. Bristow, Jr.
Director

/s/ GEORGE T. CARPENTER
George T. Carpenter
Director

/s/ DONALD W. GRIFFIN
Donald W. Griffin
Director

/s/ FRANK E. GRZELECKI
Frank E. Grzelecki
Director

/s/ MYLLE H. MANGUM
Mylle H. Mangum
Director

/s/ G. JACKSON RATCLIFFE
G. Jackson Ratcliffe
Director

EXHIBIT INDEX

Barnes Group Inc.

Annual Report on Form 10-K

for the Year ended December 31, 2003

Exhibit No.	Description	Reference
2.1	Asset Purchase Agreement, dated as of April 27, 2000, by and among the Company, Curtis Industries, Inc. and Paragon Corporation Holdings, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K filed on May 18, 2000.

2.2	Membership Interest and Asset Purchase Agreement, dated as of January 15, 2003, by and among Barnes Group Inc., Barnes Group Canada Corp., Kar Products, LLC, A. & H. Bolt & Nut Company Ltd., GC-Sun Holdings II, L.P., A. & H. Bolt Holdings, Inc., Sunsource Canada Investment Company, GC-Sun, Inc., GC-Sun G.P. II, Inc., GS-Sun G.P., Inc. and GC-Holdings, L.P.	Incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K filed February 20, 2003.

3.1	Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s report on Form 10-K for the year ended December 31, 1997.

3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K for the year ended December 31, 1998.

4.1	(i) $150,000 Senior Unsecured Revolving Credit Agreement, dated as of June 14, 2002, among the Company and several commercial banks.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2002.

	(ii) Amendment No. 1 to Revolving Credit Agreement dated as of February 5, 2003.	Incorporated by reference to Exhibit 4.1(ii) to the Company’s report on Form 10-K for the year ended December 31, 2002.

4.2	(i) Rights Agreement dated as of December 10, 1996, between the Company and ChaseMellon Shareholder Services, L.L.C.	Incorporated by reference to Exhibit 1 to the Company’s report on Form 8-A filed on December 20, 1996.

	(ii) Amendment No. 1 to Rights Agreement, dated as of February 19, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C.	Incorporated by reference to Exhibit 1 to the Company’s report on Form 8-A/A filed on March 18, 1999.

4.3	(i) Note Purchase Agreement dated as of December 1, 1995, between the Company and several insurance companies.	Incorporated by reference to Exhibit 4.9 to the Company’s report on Form 10-K for the year ended December 31, 1995.

	(ii) First Amendment to Note Purchase Agreement dated as of September 1999.	Incorporated by reference to Exhibit 4.3(ii) to the Company’s report on Form 10-K for the year ended December 31, 2002.

	(iii) Interest Rate Swap Master Agreement, between Barnes Group Inc. and Sun Trust Bank, dated as of August 19, 2002.	Incorporated by reference to Exhibit 4.3(iii) to the Company’s report on Form 10-K for the year ended December 31, 2002.

	(iv) Amendment No. 2 to Note Purchase Agreement dated as of February 5, 2003.	Incorporated by reference to Exhibit 4.3(iv) to the Company’s report on Form 10-K for the year ended December 31, 2002.

Exhibit No.		Description	Reference
4.4		(i) Note Agreement dated as of November 12, 1999, between 3031786 Nova Scotia Company, a wholly owned subsidiary of the Company, and several insurance companies; and related Guaranty Agreement between the Company and such insurance companies.	Incorporated by reference to Exhibit 4.6 to the Company’s report on Form 10-K for the year ended December 31, 1999.

		(ii) Amendment No. 1 to Note Agreement, dated as of February 5, 2003.	Incorporated by reference to Exhibit 4.4(ii) to the Company’s report on Form 10-K for the year ended December 31, 2002.

4.5		(i) Note Agreement dated as of November 21, 2000, between Barnes Group Inc. and several insurance companies.	Incorporated by reference to Exhibit 4.7 to the Company’s report on Form 10-K for the year ended December 31, 2000.

		(ii) Amendment No. 1 to Note Agreement dated as of February 21, 2002.	Incorporated by reference to Exhibit 4.5(ii) to the Company’s report on Form 10-K for the year ended December 31, 2002.

		(iii) Amendment No. 2 to Note Agreement dated as of February 5, 2003.	Incorporated by reference to Exhibit 4.5(iii) to the Company’s report on Form 10-K for the year ended December 31, 2002.

4.6		(i) Term Loan Facility Agreement between Associated Spring-Asia Pte. Ltd. and The Development Bank of Singapore Limited, dated June 19, 2001.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2001.

		(ii) Guarantee of Term Loan Facility Agreement, between Barnes Group Inc. and The Development Bank of Singapore Limited, dated June 19, 2001.	Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended June 30, 2001.

		(iii) Currency Swap and Interest Rate Hedging Master Agreement, between Associated Spring-Asia Pte. Ltd. and The Development Bank of Singapore Limited, dated June 19, 2001.	Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q for the quarter ended June 30, 2001.

		(iv) Guarantee of Currency Swap and Interest Rate Hedging Master Agreement, between Barnes Group Inc. and The Development Bank of Singapore Limited, dated June 19, 2001.	Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-Q for the quarter ended June 30, 2001.

4.7		Guaranty dated as of February 6, 2003 by Kar Products, LLC in favor of Senior Lenders of Barnes Group Inc.	Incorporated by reference to Exhibit 4.7 to the Company’s report on Form 10-K for the year ended December 31, 2002.

10.1	*	The Company’s Management Incentive Compensation Plan, as amended and restated January 1, 2000.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-K for the year ended December 31, 2000.

10.2	*	The Company’s 1996 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-K for the year ended December 31, 1995.

10.3	*	The Company’s Retirement Benefit Equalization Plan.	Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-K for the year ended December 31, 2002.

Exhibit No.		Description	Reference
10.4	*	The Company’s Supplemental Executive Retirement Plan.	Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-K for the year ended December 31, 2002.

10.5	*	The Company’s 1991 Stock Incentive Plan, as amended and restated May 15, 1998.	Incorporated by reference to Exhibit 10.5 to the Company’s report on Form 10-K for the year ended December 31, 1998.

10.6	*	The Company’s Non-Employee Director Deferred Stock Plan as further amended.	Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended June 30, 2003.

10.7	*	The Company’s Amended and Restated Directors’ Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.8 to the Company’s report on Form 10-K for the year ended December 31, 1996.

10.8	*	The Company’s Senior Executive Enhanced Life Insurance Program, as amended and restated May 16, 1997.	Incorporated by reference to Exhibit 10.8 to the Company’s report on Form 10-K for the year ended December 31, 1998.

10.9	*	The Company’s Enhanced Life Insurance Program.	Incorporated by reference to Exhibit 10.12 to the Company’s report on Form 10-K for the year ended December 31, 1993.

10.10	*	The Company’s Supplemental Senior Officer Retirement Plan.	Incorporated by reference to Exhibit 10.13 to the Company’s report on Form 10-K for the year ended December 31, 1996.

10.11	*	The Company’s Executive Officer Change-In-Control Severance Agreement.	Incorporated by reference to Exhibit 10.14 to the Company’s report on Form 10-K for the year ended December 31, 1997.

10.12	*	(i) Employment Agreement dated as of December 8, 1998 between the Company and Edmund M. Carpenter.	Incorporated by reference to Exhibit 10.14 to the Company’s report on Form 10-K for the year ended December 31, 1998.

		(ii) Amendment 1 to Employment Agreement between the Company and Edmund M. Carpenter.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2003.

10.13	*	The Company’s Key Executive Stock Plan, effective December 8, 1998.	Incorporated by reference to the Company’s report on Form 10-Q for the quarter ended June 30, 2002.

10.14	*	The Company’s Amended Employee Stock and Ownership Program as further amended.	Incorporated by reference to the Company’s report on Form 10-Q for the quarter ended March 31, 2003.

10.15	*	Barnes Group Inc. Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001.

10.16	*	Barnes Group Inc. Retirement Saving Plan, as amended and restated January 1, 2002.	Incorporated by reference to Exhibit 10.15 of the Company’s report on Form 10-K for the year ended December 31, 2001.

10.17	*	Barnes Group Inc. Executive Separation Pay Plan.	Incorporated by reference to Exhibit 10.17 to the Company’s report on Form 10-K for the year ended December 31, 2002.

Exhibit No.		Description	Reference
10.18	*	The Company’s Performance Linked Bonus Plan for Selected Executive Officers.	Incorporated by reference to Annex I to the Company’s Proxy Statement dated March 15, 2001 for the Annual Meeting of Stockholders held April 12, 2001 that was filed on March 13, 2001.

21		List of Subsidiaries.	Filed with this report.

23		Consent of Independent Auditors.	Filed with this report.

31.1		Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

31.2		Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

32		Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.

*	Management contract or compensatory plan or arrangement.

The Company agrees to furnish to the Commission, upon request, a copy of each instrument with respect to which there are outstanding issues of unregistered long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

Except for Exhibits 21 and 23, which will be furnished free of charge, copies of exhibits referred to above will be furnished at a cost of twenty-five cents per page to stockholders who make a written request to the Secretary, Barnes Group Inc., 123 Main Street, P.O. Box 489, Bristol, Connecticut 06011-0489.