Form 10-Q
period 2004-03-31
BARNES GROUP INC
filed 2004-05-07
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-4801

BARNES GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	06-0247840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 Main Street, Bristol, Connecticut	06011-0489
(Address of Principal Executive Offices)	(Zip Code)

(860) 583-7070
Registrant's telephone number, including area code

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

The registrant had outstanding 23,104,562 shares of common stock as of May 4, 2004.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended March 31, 2004

PART I. FINANICAL INFORMATION
Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,

	2004	2003

Net sales	$247,228	$218,734

Cost of sales	162,060	142,230
Selling and administrative expenses	69,411	63,294

	231,471	205,524

Operating income	15,757	13,210

Other income	698	613

Interest expense	3,802	4,110
Other expenses	130	278

Income before income taxes	12,523	9,435

Income taxes	2,880	2,076

Net income	$9,643	$7,359

Per common share:
Net income:
Basic	$.42	$.38
Diluted	.40	.37
Dividends	.20	.20

Average common shares outstanding:
Basic	22,975,586	19,531,719
Diluted	23,877,153	19,894,312

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

March 31,	December 31,
2004	2003

Assets
Current assets
Cash and cash equivalents		$32,274	$49,788
Accounts receivable, less allowances (2004 - $3,045; 2003 - $3,188)		138,476	119,130
Inventories		112,979	109,780
Deferred income taxes		20,769	22,319
Prepaid expenses		14,974	11,083

Total current assets		319,472	312,100

Deferred income taxes		23,207	22,790

Property, plant and equipment		457,443	452,542
Less accumulated depreciation		(303,510)	(298,454)

		153,933	154,088

Goodwill		220,297	220,118
Other intangible assets, net		85,727	61,923
Other assets		57,957	59,801

Total assets		$860,593	$830,820

Liabilities and Stockholders' Equity
Current liabilities
Notes payable	$	---	$10,000
Accounts payable		98,473	97,155
Accrued liabilities		71,716	78,520
Long-term debt - current		6,815	6,804

Total current liabilities		177,004	192,479

Long-term debt		251,528	224,213
Accrued retirement benefits		78,502	77,455
Other liabilities		27,567	14,934

Commitments and Contingencies (Note 11)

Stockholders' equity
Common stock - par value $0.01 per share
Authorized: 60,000,000 shares
Issued: 24,419,694 shares at par value		244	244
Additional paid-in capital		99,780	100,592
Treasury stock at cost (2004 - 1,336,044 shares; 2003 - 1,552,006 shares)		(31,493)	(34,652)
Retained earnings		274,888	270,030
Accumulated other non-owner changes to equity		(17,427)	(14,475)

Total stockholders' equity		325,992	321,739

Total liabilities and stockholders' equity		$860,593	$830,820

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

Three months ended
March 31,

2004	2003

Operating activities:
Net income	$9,643	$7,359
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	8,543	8,532
Gain on disposition of property, plant and equipment	(215)	(32)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(19,923)	(15,986)
Inventories	(3,595)	506
Prepaid expenses	(4,060)	(1,489)
Accounts payable	6,305	4,869
Accrued liabilities	(6,092)	1,373
Deferred income taxes	1,824	922
Long-term pension assets	(1,100)	(698)
Other	2,828	526

Net cash (used) provided by operating activities	(5,842)	5,882

Investing activities:
Proceeds from disposition of property, plant and equipment	1,674	204
Capital expenditures	(8,478)	(3,301)
Business acquisitions, net of cash acquired	---	(61,167)
Revenue sharing program payment	(15,000)	---
Other	(119)	(172)

Net cash used by investing activities	(21,923)	(64,436)

Financing activities:
Net change in other borrowings	(12,484)	2,852
Payments on long-term debt	(6,135)	(137)
Proceeds from the issuance of long-term debt	33,000	63,500
Proceeds from the issuance of common stock	1,740	440
Common stock repurchases	(47)	(154)
Dividends paid	(4,612)	(3,983)
Other	---	(915)

Net cash provided by financing activities	11,462	61,603

Effect of exchange rate changes on cash flows	(1,211)	657

(Decrease) increase in cash and cash equivalents	(17,514)	3,706

Cash and cash equivalents at beginning of period	49,788	28,355

Cash and cash equivalents at end of period	$32,274	$32,061

Supplemental Disclosure of Cash Flow Information:
Non-cash financing and investing activities include the 2004 acquisition of a $25.0 million intangible asset and the recognition of the corresponding liability in connection with a revenue sharing program, and the 2003 issuance of $18.5 million of treasury stock in connection with the Kar acquisition.

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data.)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet as of March 31, 2004 and consolidated statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 2003 has been derived from the Barnes Group Inc.'s (the "Company's") 2003 financial statements. For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Stock-Based Compensation
The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	Three months ended March 31,

	2004	2003

Net income, as reported	$9,643	$7,359
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	520	472
Deduct: Stock-based employee compensation expense determined under fair value based-method for all awards, net of related tax effects	(1,530)	(1,411)

Pro forma net income	$8,633	$6,420

Earnings per share:
Basic - as reported	$.42	$.38
Basic - pro forma	.38	.33

Diluted - as reported	.40	.37
Diluted - pro forma	.35	.32

The average fair value of options granted in the three months ended March 31, 2004 and 2003 was $5.40 and $4.13, respectively. The fair value of each stock option on the date of grant was estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2004	2003

Risk-free interest rate	2.39%	2.33%
Expected life (years)	3.6	3.8
Expected volatility	30%	35%
Expected dividend yield	3.00%	3.52%

2. Net Income Per Common Share

For the purpose of computing diluted earnings per share, the weighted-average number of shares outstanding was increased by 901,567 and 362,593 for the three-month periods ended March 31, 2004 and 2003, respectively, for the potential dilutive effects of stock-based incentive plans. As of March 31, 2004, there were 3,644,803 options for shares of common stock outstanding of which 3,200,497 were considered dilutive. There were no adjustments to net income for the purposes of computing income available to common stockholders for those periods.

3. Inventories

The components of inventories consisted of:

	March 31,	December 31,
	2004	2003

Finished goods	$78,003	$76,425
Work-in-process	22,137	20,331
Raw material and supplies	12,839	13,024

	$112,979	$109,780

4. Acquisitions

On February 6, 2003, the Company acquired Kar Products LLC and certain assets of a related company, A. & H. Bolt & Nut Company Ltd. ("Kar"). The purchase price, including transaction costs of $1,491, was $77,639. The following table summarizes the estimate of fair values of the assets acquired and liabilities assumed at the date of acquisition:

February 6,
2003

Current assets	$26,011
Property, plant and equipment	2,544
Intangible and other assets	15,979
Goodwill	56,007

Total assets acquired	100,541

Current liabilities	(20,953)
Other liabilities	(1,949)

Total liabilities assumed	(22,902)

Net assets acquired	$77,639

5. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company for the period ended March 31, 2004:

	Barnes Distribution	Associated Spring	Barnes Aerospace	Total Company

January 1, 2004	$112,877	$76,455	$30,786	$220,118
Goodwill acquired, net of adjustments	99	---	---	99
Foreign currency translation	80	---	---	80

March 31, 2004	$113,056	$76,455	$30,786	$220,297

The 2004 change in goodwill relates to finalization of the purchase price allocation for the February 2003 acquisition of Kar.

Other Intangible Assets:
Other intangible assets at March 31, 2004 and December 31, 2003 consisted of:

	2004		2003

Range of Life-Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Amortized intangible assets:
Revenue sharing programs	Up to 30	$59,500	$(278)	$34,500	$(48)
Customer lists/relationships	10	11,500	(1,325)	11,500	(1,037)
Patents, trademarks/trade names	5-30	11,128	(1,548)	11,128	(1,382)
Other	4.5-10	600	(325)	600	(295)

		82,728	(3,476)	57,728	(2,762)

Foreign currency translation		1,348	---	1,830	---
Unamortized intangible pension asset		5,127	---	5,127	---

Other intangible assets		$89,203	$(3,476)	$64,685	$(2,762)

Amortization of intangible assets is expected to be approximately $3,000 in 2004 and $3,100 for each of the years 2005-2008.

In March 2004, the Company entered into a third Revenue Sharing Program ("RSP") agreement with a major aerospace customer under which the Company will be the sole supplier of certain aftermarket parts to the customer. As consideration, the Company agreed to pay a participation fee of $25,000 in two equal installments due July 7, 2004 and April 4, 2005. The Company has recorded this $25,000 fee as a long-lived intangible asset which will be recognized as a reduction to sales over the life of the program.

6. Business Reorganization

In connection with the acquisition of the assets of Curtis Industries, Inc. in May 2000, the Company recorded certain exit costs. As of March 31, 2004, an accrual of approximately $1,100 remained, related to future lease payments, which will continue through the remaining terms of the leases ending in 2013.

During the fourth quarter of 2001, the Company recorded certain costs related to actions aimed at reducing the Company's infrastructure including the closure of an Associated Spring plant in Texas. During the first quarter of 2004, the Company sold the Texas plant. As of March 31, 2004, the remaining balance was $47.

In connection with the Kar acquisition in February 2003, the Company has recorded certain costs. The Company's reorganization plan included combining the headquarters functions and consolidating warehousing and distribution networks. As a result, the Company recorded total costs of $11,195, of which $7,268 were reflected as assumed liabilities in the allocation of the purchase price to net assets acquired and $3,927 was recorded as an expense, $1,164 in 2004 and $2,763 in 2003. As of March 31, 2004 the remaining accrued integration costs of $2,884 primarily related to lease obligations and employee severance payments for reductions primarily in administrative and warehouse personnel.

7. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from the investment by, and distributions to, stockholders. For the Company, comprehensive income includes net income, and other non-owner changes to equity, which comprise foreign currency translation adjustments and deferred gains and losses related to certain derivative instruments.

Statement of Comprehensive Income
(Unaudited)

For the three months ended March 31,	2004	2003

Net income	$9,643	$7,359
Unrealized losses on hedging activities, net of income taxes	(237)	(171)
Foreign currency translation adjustments	(2,715)	4,267

Comprehensive income	$6,691	$11,455

8. Pension and Other Postretirement Benefits

Pension and other postretirement benefit expense consisted of the following:

			Other Post- Retirement Benefits
	Pensions

For the three months ended March 31,	2004	2003	2004	2003

Service cost	$2,447	$2,229	$226	$210
Interest cost	4,854	4,901	1,403	1,316
Expected return on plan assets	(7,577)	(7,466)	---	---
Amortization of transition assets	(3)	(22)	---	---
Amortization of prior service cost	292	294	117	(99)
Recognized losses	157	70	464	277

Benefit cost	$170	$6	$2,210	$1,704

9. Income Taxes

A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate follows:

	Three months ended March 31, 2004	Twelve months ended December 31, 2003

U.S. federal statutory income tax rate	35.0%	35.0%
State taxes (net of federal benefit)	0.4	0.3
Foreign losses without tax benefit	0.7	1.4
Foreign operations taxed at lower rates	(11.0)	(13.0)
NASCO equity income	(0.9)	(0.5)
Export sales benefit	(0.8)	(1.1)
ESOP dividend	(1.4)	(2.3)
Valuation allowance reversal	---	(3.0)
Resolution of Brazilian tax matter	---	(2.6)
Other	1.0	(0.2)

Consolidated effective income tax rate	23.0%	14.0%

10. Information on Business Segments

The following tables set forth information about the Company's operations by its three reportable business segments:

For the three months ended March 31,	2004	2003

Net Sales
Barnes Distribution	$106,524	$93,847
Associated Spring	93,536	85,065
Barnes Aerospace	49,494	42,329
Intersegment sales	(2,326)	(2,507)

Total net sales	$247,228	$218,734

Operating profit
Barnes Distribution	$4,297	$3,197
Associated Spring	7,410	7,624
Barnes Aerospace	4,443	2,706

Total operating profit	16,150	13,527

Interest income	287	295
Interest expense	(3,802)	(4,110)
Other expense	(112)	(277)

Income before income taxes	$12,523	$9,435

The RSP agreement entered into in the first quarter of 2004 added $25,000 of intangible assets to the Barnes Aerospace segment assets.

11. Contingencies

Product Warranties:
The Company provides product warranties in connection with the sale of its products. Product warranty liabilities were not significant as of March 31, 2004.

__________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month periods ended March 31, 2004 and 2003, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 5, 2004 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Report of Independent Accountants
To the Board of Directors and Stockholders of
Barnes Group Inc.

We have reviewed the accompanying consolidated statements of income and cash flows of Barnes Group Inc. and its subsidiaries for each of the three-month periods ended March 31, 2004 and 2003, and the consolidated balance sheet as of March 31, 2004. This interim financial information is the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 12, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP Hartford, Connecticut May 5, 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Please refer to the Overview found in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. This Overview defines key management objectives, key performance indicators used by management as well as key industry and economic data tracked by management.

First Quarter 2004 Highlights

In the first quarter the Company achieved record sales of $247.2 million and 31.0% growth in net income, to $9.6 million. Higher sales were reported in each of the operating groups.

Barnes Aerospace entered into its third RSP with a major aerospace company, securing long-term production of aftermarket parts with attractive financial returns. In addition, orders for the first quarter at Barnes Aerospace rose to $55.2 million, the highest quarterly level since before September 11th.

At Barnes Distribution, integration efforts continued with the completion of the integration of U.S. distribution centers: a new Canadian distribution center will open in the second quarter of 2004, completing the integration process.

RESULTS OF OPERATIONS

SALES
Three months ended March 31,

(in millions)	2004	2003	$ Change	% Change

Barnes Distribution	$106.5	$93.8	$12.7	13.5%
Associated Spring	93.5	85.1	8.4	10.0%
Barnes Aerospace	49.5	42.3	7.2	16.9%
Intersegment sales	(2.3)	(2.5)	0.2	7.2%

Total	$247.2	$218.7	$28.5	13.0%

The Company reported record net sales of $247.2 million in the first quarter 2004, an increase of $28.5 million, or 13.0%, over $218.7 million in the first quarter last year. The sales increase reflected $12.6 million of organic sales growth, with significant growth in Barnes Aerospace and Associated Spring. Sales from the February 6, 2003 acquisition of Kar contributed $10.4 million of incremental sales to Barnes Distribution, while the strengthening of foreign currencies against the U.S. dollar, primarily in Europe and Canada, contributed approximately $5.5 million of incremental sales to the Associated Spring and Barnes Distribution segments.

Expenses and Operating Income
Three months ended March 31,

(in millions)	2004	2003	$ Change	% Change

Cost of sales	$162.1	$142.2	$19.9	13.9%
% sales	65.6%	65.0%
Gross profit	$85.2	$76.5	$8.7	11.3%
% sales	34.4%	35.0%
Selling and administrative expenses	$69.4	$63.3	$6.1	9.7%
% sales	28.1%	28.9%
Operating income	$15.8	$13.2	$2.6	19.3%
% sales	6.4%	6.0%

Operating income was $15.8 million in the first quarter of 2004, an increase of 19.3% compared with $13.2 million in the same period in 2003, driven by higher profitability at both Barnes Aerospace and Barnes Distribution, as more fully discussed in the Financial Performance by Business Segment section below. Overall operating income margin improved to 6.4% from 6.0% a year ago. Cost of sales increased 13.9%, slightly more than the growth of sales for the quarter. This is due in part to costs related to integration efforts and fill rate issues, combined with a shift in sales mix at Barnes Distribution to national accounts, which have lower gross margins than the rest of Barnes Distribution's sales, and a slightly lower gross margin at Associated Spring. Selling and administration expenses were up 9.7% in the quarter. Impacting both cost of sales and selling and administrative expenses were higher personnel costs, specifically postretirement benefit expenses at Associated Spring and increased pension expense Company-wide.

Other Income/Expense

Interest expense decreased in 2004 by 7.5%, a function of a reduction in the average borrowings in the first quarter 2004 compared to the same period in 2003. The higher average borrowings in 2003 related to the Kar acquisition, the majority of which were subsequently refinanced through the May 2003 follow-on equity offering.

Income Taxes

The Company's effective tax rate for the first quarter 2004 was 23.0%, compared with 22.0% in 2003's first quarter and 14.0% for the full year 2003. The lower annual tax rate in the full year 2003 was due to the resolution leading to the reversal of a valuation reserve for a Brazilian tax matter and reversal of a valuation reserve related to minimum asset tax carryforwards in Mexico. Excluding these two discrete tax benefit items, the effective tax rate percentage would have been 19.4% in 2003. The Company expects the tax rate to increase to the mid-20% range in the medium term. Among other items impacting the tax rate is the mix of income between the U.S. and foreign operations.

Net Income and Net Income Per Share
Three months ended March 31,

(in millions, except per share)	2004	2003	$ Change	% Change

Net income	$9.6	$7.4	$2.2	31.0%
Net income per share:
Basic	$0.42	$0.38	$0.04	10.5%
Diluted	0.40	0.37	0.03	8.1%

An increase in both basic and diluted average outstanding shares impacted the increase in earnings per share when compared to the increase in net income. The increase in shares resulted mainly from the issuance of Company common stock in a May 2003 follow-on public offering, the issuance of Company shares as partial purchase price consideration in the acquisition of Kar, and the issuance of shares for stock compensation awards.

Financial Performance by Business Segment

Barnes Distribution
Three months ended March 31,

(in millions)	2004	2003	$ Change	% Change

Sales	$106.5	$93.8	$12.7	13.5%
Operating profit	4.3	3.2	1.1	34.4%
Operating margin	4.0%	3.4%

Barnes Distribution achieved record sales of $106.5 million in the first quarter of 2004, a 13.5% increase over the first quarter of 2003. Kar, which the Company purchased on February 6, 2003, contributed $10.4 million of the incremental sales. Excluding the incremental sales from Kar and the positive impact on sales of foreign exchange translation, organic sales at Distribution were flat for the first three months of 2004 as compared to the same period in 2003. U.S. daily sales average, or DSA, improved throughout the quarter. Barnes Distribution's key growth initiatives provided positive results. The national accounts selling team opened 11 new relationships, e-commerce sales rose 78% versus the prior year, and Tier II accounts were up 50%. These strategic growth initiatives were at an annual run rate of $26 million in sales in the first quarter, up from a run rate of $14 million in the first quarter of 2003. These gains were offset by a decrease in other customer segments, particularly in Kar accounts as field sales personnel productivity was temporarily impacted by a conversion to Barnes Distribution's order entry system. Barnes Distribution's Raymond business reported a 5% sales increase in the first quarter of 2004, the result of product line expansion as well as higher sales in markets outside the U.S. Both of Raymond's product lines, tool and die springs and Stock Precision Engineered Components, or SPEC, achieved increased sales in the month of March 2004 of more than 20% from the year ago period.

Barnes Distribution's operating profit for the first quarter increased 34.4% over the first quarter of 2003, driven primarily by the incremental contribution from Kar and by cost savings from the Kar integration. Offsetting these gains was a slight reduction in gross margin, a function of the growth in national accounts, which have lower gross margins than the remainder of Barnes Distribution's customer base. In addition, Barnes Distribution's first quarter operating profit included integration costs of approximately $1.2 million related primarily to the opening of two distribution centers, consisting primarily of overtime and temporary labor, and approximately $0.6 million of costs related to fill rate issues. These costs were more than offset by the realization of estimated synergistic cost savings of $2.6 million in the first quarter.

Outlook: The outlook for markets served by Barnes Distribution has continued to strengthen in the first three months of 2004. Management anticipates that operating profit will continue to be positively impacted during the remainder of 2004 by higher sales volumes, by further realization of the synergistic cost savings resulting from integrating Kar into Barnes Distribution and by the absence of integration costs and fill rate issues in the second half of the year.

Associated Spring
Three months ended March 31,

(in millions)	2004	2003	$ Change	% Change

Sales	$93.5	$85.1	$8.4	10.0%
Operating profit	7.4	7.6	(0.2)	(2.8)%
Operating margin	7.9%	9.0%

Associated Spring's sales for the first quarter 2004 were $93.5 million, a 10.0% increase over the first quarter of 2003. First quarter sales included the positive impact of foreign currency translation, primarily in Europe, of approximately $3.0 million. Excluding the impact of the foreign currency translation, first quarter 2004 sales were up 6.0%. This increase in organic sales came from all of Spring's major market segments, particularly heavy truck, where sales grew 24%, and nitrogen gas spring products, where sales, net of foreign currency translation effect, increased 13%. Increases also came from the telecommunications and electronics market. This represents the first organic growth for Associated Spring in the telecommunications and electronics sector, since 2000.

Associated Spring's first quarter 2004 operating profit, down slightly compared to the same period in 2003, was negatively impacted by additional spending at two facilities to address capacity issues, and by higher personnel costs for pension and post-retirement medical expenses. These factors reduced profitability at Associated Spring by approximately $1.5 million in the quarter. To address the current capacity issues, the Company plans to open a second manufacturing facility in Mexico, near Monterrey in late 2004.

Outlook: While light vehicle production in North America is expected to be relatively flat over the remainder of 2004, an improving U.S. economy is expected to positively impact sales of products to industrial customers. Sales of nitrogen gas spring products and components for the heavy truck market are expected to remain robust, while the telecommunications and electronics markets may be in the nascent stages of a recovery. On the cost side,

Associated Spring is facing pressure from raw material prices, most notably steel. Any resulting cost increases could negatively impact 2004 profit margins.

Barnes Aerospace
Three months ended March 31,

(in millions)	2004	2003	$ Change	% Change

Sales	$49.5	$42.3	$7.2	16.9%
Operating profit	4.4	2.7	1.7	64.2%
Operating margin	9.0%	6.4%

Barnes Aerospace's first quarter 2004 sales were $49.5 million, up 16.9% over the first quarter of 2003. The sales increase reflects growth in OEM sales, driven by a large commercial engine program that enters service in April 2004 and approximately $1.6 million in sales from the RSPs entered into in the second half of 2003. This increase was offset in part by a 10% year-over-year sales decrease in the overhaul and repair business. The order backlog at Barnes Aerospace at the end of the first quarter of 2004 was $153.1 million, up from $147.7 million at December 2003. Orders generated in the first quarter were $55.2 million, including $9.2 million in orders for a large commercial engine program, and $15.2 million of military orders. The military orders in the first quarter suggest an annual run rate of $60 million for 2004, well above the $47.7 million in military orders received in 2003. The Company also entered into its third RSP agreement in the first quarter of 2004. The three RSPs are expected to have a positive impact on 2004 operating results.

Barnes Aerospace's operating profit in the first quarter of 2003 increased 64.2% over the same period in 2003 due to higher OEM sales volume and the profit contribution from the two RSPs entered into in 2003. Partly offsetting these gains in operating profit was the impact of the decline in the historically higher-margin repair and overhaul sales.

Outlook: Based upon published data, recovery in the sales of commercial aircraft is anticipated in 2006, which is expected to impact aerospace component suppliers such as Barnes Aerospace beginning in 2005. Barnes Aerospace sales in 2004 are expected to improve over 2003 on the strength of sales from a large commercial engine program, higher military sales, the RSPs and improving overhaul and repair sales. More significant improvements are anticipated for 2005 if the aerospace industry enters a recovery. Barnes Aerospace experienced an acceleration of overhaul and repair orders in the month of March, which suggests the potential for higher sales in the second quarter from that sector.

LIQUIDITY AND CAPITAL RESOURCES

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

The Company's ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow and working capital and anticipates that operating activities in 2004 will provide sufficient cash for organic business expansion and the Company's current financial commitments. Any future acquisitions are expected to be financed through internal cash, borrowing, equity or a mix thereof.

Cash Flow
Three months ended March 31,

(in millions)	2004	2003	$ Change	% Change

Operating activities	$(5.8)	$5.9	$(11.7)	NM	*
Investing activities	(21.9)	(64.4)	42.5	(66.0)%
Financing activities	11.4	61.6	(50.2)	(81.4)%
Exchange rate effect	(1.2)	0.6	(1.8)	NM	*

Increase (decrease) in cash	$(17.5)	$3.7	$(21.2)	NM	*

*NM - not meaningful

Operating activities used $5.8 million in cash in the first three months of 2004 compared to net cash provided of $5.9 million in 2003's first quarter. In the first quarter of 2004, operating cash flows were impacted by a higher use of working capital, compared to the prior period. An investment in working capital was required to support the higher sales levels in 2004. In addition, other working capital increased year-over-year due to spending related to business reorganization and incentive compensation.

Cash used by investing activities in the first quarter of 2004 included a $15.0 million participation fee payment related to the RSPs which are more fully discussed in Note 5 of the Notes to the Consolidated Financial Statements. This payment was funded with cash held outside the United States. At March 31, 2004, the Company has a $27.0 million liability for participation fees under the RSPs.

The payment schedule for the RSPs follows (in millions):

December 2003 (paid)	$17.5
March 2004 (paid)	15.0
July 2004	12.5
April 2005	14.5

$59.5

Capital expenditures in the first quarter of 2004 were $8.5 million compared to $3.3 million in the first quarter of 2003. The majority of this increase relates to investments in new, state-of-the-art distribution centers for Barnes Distribution in Dallas, Chicago and Ontario, Canada. Future outlays related to the new Associated Spring facility planned in Mexico are included in the Company's capital expenditure plan for 2004. For the Company in total, capital expenditures are expected to be in the $26 - $28 million range for the year. Investing activities in 2003 included the acquisition of Kar in February 2003.

Cash from financing activities in the first quarter 2004 included a net increase in borrowings of $14.4 million.

Proceeds were used to finance operating activities in the U.S., particularly working capital requirements, as well as to fund capital expenditures and dividends. Cash dividends remained at $0.20 per share. Total cash used to pay dividends increased in the first quarter 2004 by $0.6 million or 15.8% over the comparable 2003 period to $4.6 million due to the increase in the number of shares outstanding. Cash from financing in 2003 included proceeds from additional borrowings under the revolving credit agreement that were used to fund the Kar acquisition.

At March 31, 2004, the Company held $32.3 million in cash and cash equivalents, nearly all of which are held by the Company's non-U.S. subsidiaries. Since the repatriation of this cash to the U.S. could have adverse tax consequences, the balances remain outside the U.S. to fund future international growth investments, including acquisitions.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At March 31, 2004, the Company had a $150.0 million borrowing facility under a three-year revolving credit agreement that matures on June 14, 2005, of which $81.0 million was borrowed at an interest rate of 2.59%. The Company had no borrowings under uncommitted short-term bank credit lines at March 31, 2004. The Company is currently working with its banks to extend the agreement and anticipates amending and extending the revolving credit agreement during the second quarter of 2004.

Borrowing capacity is limited by various debt covenants. The most restrictive covenant requires the Company to maintain a ratio of Total Debt to EBITDA, as defined in the revolving credit agreement, of not more than 3.00 times at March 31, 2004. The ratio requirement will decrease to 2.75 times at June 30, 2004. The actual ratio at March 31, 2004 was 2.67 times and would have allowed additional borrowings of $31.4 million.

The Company believes its credit facilities, coupled with cash generated from operations, are adequate for its anticipated future requirements.

OTHER MATTERS

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The most significant areas involving management judgments and estimates are described in Management's Discussion and Analysis of Financial Conditions and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, to which there have been no material changes. Actual results could differ from those estimates.

Recent Accounting Changes

During the first quarter of 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128, 'Earnings Per Share'". The issue defines a participating security and addresses how to treat participating securities in the calculation of earnings per share. The consensus is effective for fiscal periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The Company is currently evaluating the impact of this consensus.

EBITDA

Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the first quarter of 2004 were $24.8 million compared to $22.1 million in the first quarter of 2003. EBITDA is a measurement not in accordance with generally accepted accounting principles ("GAAP"). The Company defines EBITDA as net income plus income taxes, interest expense and depreciation and amortization. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Three months ended March 31,

	2004	2003

Net income	$9.6	$7.4
Add back:
Income taxes	2.9	2.1
Depreciation and amortization	8.5	8.5
Interest expense	3.8	4.1

EBITDA	$24.8	$22.1

Forward-looking Statement

This quarterly report may contain certain forward-looking statements as defined in the Private Securities Litigation and Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements. Investors are encouraged to consider these risks and uncertainties as described within the Company's periodic filings with the Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, the following: the ability of the Company to integrate newly acquired businesses and to realize acquisition synergies on schedule; changes in market demand for the types of products and services produced and sold by the Company; the Company's success in identifying, and attracting customers in, new markets; the Company's ability to develop new and enhanced products to meet customers' needs; the availability of raw materials for the Company's products at prices that permit the Company to price its products competitively; the effectiveness of the Company's marketing and sales programs; product liability in excess of insurance coverage; increased competitive activities that could adversely affect customer demand for the Company's products; changes in economic, political and public health conditions, worldwide and in the locations where the Company does business; interest and foreign exchange rate fluctuations; and regulatory changes.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no significant change in the Company's exposure to market risk during the first three months of 2004. For discussion of the Company's exposure to market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Control and Procedures

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(e) Issuer Purchases of Equity Securities

Period	(a)	Total Number of Shares (or Units) Purchased	(b)	Average Price Paid Per Share (or Unit)	(c)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 - 31, 2004		---		---		---		---

February 1 - 29, 2004		1,694		$27.64		1,694		546,196

March 1 - 31, 2004		---		---		---		---

Total		1,694		$27.64		1,694		546,196	(1)

(1) The program was publicly announced on April 12, 2001 authorizing repurchase of up to 1 million shares of the Company's common stock.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit 10	Barnes Group Inc. Stock and Incentive Award Plan.
Exhibit 15	Letter regarding unaudited interim financial information.
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b) Form 8-K

A report on Form 8-K regarding financial results of operations for the fourth quarter and full-year financial results of operations for the periods ending December 31, 2003 was filed with the commission on February 13, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date May 7, 2004	/s/ WILLIAM C. DENNINGER

William C. Denninger Senior Vice President, Finance Chief Financial Officer (the principal Financial Officer)

Date May 7, 2004	/s/ FRANCIS C. BOYLE, JR.

Francis C. Boyle, Jr. Vice President, Controller (the principal Accounting Officer)

EXHIBIT INDEX

Barnes Group Inc.

Quarterly Report on Form 10-Q
For Quarter ended March 31, 2004
Exhibit No.	Description	Reference

10*	Barnes Group Inc. Stock and Incentive Award Plan	Incorporated by Reference to Annex 2 to the Company's Proxy Statement dated March 16, 2004 for the Annual Meeting of Stockholder's held April 14, 2004 that was filed on March 10, 2004.
15	Letter regarding unaudited interim financial information.	Filed with this report.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.

*Management contact or compensatory plan or arrangement.