Form 10-Q
period 2004-06-30
BARNES GROUP INC
filed 2004-08-06
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The registrant had outstanding 23,145,252 shares of common stock as of August 3, 2004.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended June 30, 2004

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003

Net sales	$251,951	$229,587	$499,179	$448,321

Cost of sales	164,298	146,312	326,358	288,542
Selling and administrative expenses	69,906	67,290	139,317	130,584

	234,204	213,602	465,675	419,126

Operating income	17,747	15,985	33,504	29,195

Other income	708	1,067	1,406	1,680

Interest expense	3,704	4,135	7,506	8,245
Other expenses	128	699	258	977

Income before income taxes	14,623	12,218	27,146	21,653

Income taxes	3,364	2,471	6,244	4,547

Net income	$11,259	$9,747	$20,902	$17,106

Per common share:
Net income:
Basic	$.49	$.46	$.91	$.84
Diluted	.47	.46	.88	.83
Dividends	.20	.20	.40	.40

Average common shares outstanding:
Basic	23,125,859	20,989,236	23,050,722	20,264,504
Diluted	23,870,324	21,410,402	23,873,745	20,656,383

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

June 30,	December 31,
2004	2003

Assets
Current assets
Cash and cash equivalents		$39,170	$49,788
Accounts receivable, less allowances (2004 - $2,901; 2003 - $3,188)		141,507	119,130
Inventories		117,202	109,780
Deferred income taxes		19,875	22,319
Prepaid expenses		12,902	11,083

Total current assets		330,656	312,100

Deferred income taxes		22,498	22,790

Property, plant and equipment		461,892	452,542
Less accumulated depreciation		(307,476)	(298,454)

		154,416	154,088

Goodwill		220,550	220,118
Other intangible assets, net		103,171	61,923
Other assets		58,296	59,801

Total assets		$889,587	$830,820

Liabilities and Stockholders' Equity
Current liabilities
Notes payable	$	---	$10,000
Accounts payable		120,496	97,155
Accrued liabilities		66,213	78,520
Long-term debt - current		7,628	6,804

Total current liabilities		194,337	192,479

Long-term debt		253,162	224,213
Accrued retirement benefits		78,550	77,455
Other liabilities		27,178	14,934

Commitments and Contingencies (Note 11)

Stockholders' equity
Common stock - par value $0.01 per share
Authorized: 60,000,000 shares
Issued: 24,419,694 shares at par value		244	244
Additional paid-in capital		101,337	100,592
Treasury stock, at cost (2004 - 1,236,155 shares; 2003 - 1,552,006 shares)		(30,564)	(34,652)
Retained earnings		281,331	270,030
Accumulated other non-owner changes to equity		(15,988)	(14,475)

Total stockholders' equity		336,360	321,739

Total liabilities and stockholders' equity		$889,587	$830,820

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

Six months ended
June 30,

2004	2003

Operating activities:
Net income	$20,902	$17,106
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	16,836	17,217
Gain on disposition of property, plant and equipment	(204)	(198)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(23,311)	(14,152)
Inventories	(8,279)	1,309
Prepaid expenses	(2,397)	(942)
Accounts payable	9,957	521
Accrued liabilities	(4,862)	(1,376)
Deferred income taxes	(1,167)	1,164
Long-term pension assets	(1,024)	(1,500)
Other	4,207	130

Net cash provided by operating activities	10,658	19,279

Investing activities:
Proceeds from disposition of property, plant and equipment	1,682	776
Capital expenditures	(16,839)	(7,980)
Business acquisitions, net of cash acquired	---	(61,404)
Revenue sharing program payment	(15,000)	---
Other	(428)	(515)

Net cash used by investing activities	(30,585)	(69,123)

Financing activities:
Net change in other borrowings	(12,268)	771
Payments on long-term debt	(9,272)	(44,553)
Proceeds from the issuance of long-term debt	40,000	76,500
Proceeds from the issuance of common stock	2,792	46,565
Common stock repurchases	(106)	(154)
Dividends paid	(9,243)	(8,482)
Other	(1,498)	(1,917)

Net cash provided by financing activities	10,405	68,730

Effect of exchange rate changes on cash flows	(1,096)	3,830

(Decrease) increase in cash and cash equivalents	(10,618)	22,716

Cash and cash equivalents at beginning of period	49,788	28,355

Cash and cash equivalents at end of period	$39,170	$51,071

Supplemental Disclosure of Cash Flow Information:
Non-cash financing and investing activities include the 2004 acquisition of $43.0 million of intangible assets and the recognition of the corresponding liabilities in connection with revenue sharing programs, and the 2003 issuance of $18.5 million of treasury stock in connection with the Kar acquisition.

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data.)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 2003 has been derived from the 2003 financial statements of Barnes Group Inc. (the "Company"). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Stock-Based Compensation
The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Net income, as reported	$11,259	$9,747	$20,902	$17,106
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	674	419	1,194	891
Deduct: Stock-based employee compensation expense determined under fair value based- method for all awards, net of related tax effects	(1,592)	(1,137)	(3,123)	(2,812)

Pro forma net income	$10,341	$9,029	$18,973	$15,185

Net income per share:
Basic-as reported	$.49	$.46	$.91	$.84
Basic-pro forma	.45	.43	.82	.75

Diluted-as reported	.47	.46	.88	.83
Diluted-pro forma	.43	.42	.79	.73

The average fair value of options granted in the three months ended June 30, 2004 and 2003 was $4.23 and $3.42, respectively, and in the six months ended June 30, 2004 and 2003 was $5.09 and $3.99, respectively. The fair value of each stock option on the date of grant was estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

Three months ended June 30,		Six months ended June 30,

2004	2003	2004	2003

Risk-free interest rate	2.52%	1.58%	2.42%	2.19%
Expected life (years)	2.1	2.5	3.2	3.5
Expected volatility	30%	30%	30%	34%
Expected dividend yield	3.00%	3.83%	3.00%	3.58%

2. Net Income Per Common Share

For the purpose of computing diluted earnings per share, the weighted-average number of shares outstanding was increased by 744,465 and 421,166 for the three-month periods ended June 30, 2004 and 2003, respectively, and 823,023 and 391,879 for the six-month periods ended June 30, 2004 and 2003, respectively, to account for the potential dilutive effects of stock-based incentive plans. As of June 30, 2004, there were 3,541,395 options for shares of common stock outstanding of which 2,925,819 were considered dilutive. There were no adjustments to net income for the purposes of computing income available to common stockholders for those periods.

3. Inventories

The components of inventories consisted of:

	June 30,	December 31,
	2004	2003

Finished goods	$83,638	$76,425
Work-in-process	20,400	20,331
Raw material and supplies	13,164	13,024

	$117,202	$109,780

4. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company for the six-month period ended June 30, 2004:

	Barnes Distribution	Associated Spring	Barnes Aerospace	Total Company

January 1, 2004	$112,877	$76,455	$30,786	$220,118
Goodwill acquired, net of adjustments	(526)	---	---	(526)
Foreign currency translation	958	---	---	958

June 30, 2004	$113,309	$76,455	$30,786	$220,550

Goodwill related to Barnes Distribution's February 2003 acquisition of Kar decreased $526 in the first half of 2004 as a result of an adjustment to assumed liabilities.

Other Intangible Assets:

Other intangible assets consisted of:

	June 30, 2004		December 31, 2003

Range of Life (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Amortized intangible assets:
Revenue sharing programs	Up to 30	$77,500	$(365)	$34,500	$(48)
Customer lists/relationships	10	11,500	(1,612)	11,500	(1,037)
Patents, trademarks/trade names	5-30	11,128	(1,714)	11,128	(1,382)
Other	4.5-10	600	(355)	600	(295)

		100,728	(4,046)	57,728	(2,762)

Foreign currency translation		1,362	---	1,830	---
Unamortized intangible pension
asset		5,127	---	5,127	---

Other intangible assets		$107,217	$(4,046)	$64,685	$(2,762)

Amortization of intangible assets is expected to be approximately $2,600 in 2004 and $3,000 for each of the years 2005-2008.

The Company entered into a third and fourth Revenue Sharing Program ("RSP") agreement in March and June 2004, respectively, with a major aerospace company under which the Company will be the sole supplier of certain aftermarket parts to the customer. As consideration for the third RSP, the Company agreed to pay a participation fee of $25,000 in two equal installments due July 7, 2004 and April 4, 2005. As consideration for the fourth RSP, the Company agreed to pay a participation fee of $18,000 in three installments. The first installment of $4,500 is due on October 7, 2004. The final installments totaling $13,500 are due in July 2005. The Company has recorded the participation fees as long-lived intangible assets which will be recognized as a reduction to sales over the life of the programs.

5. Business Reorganization

In connection with the acquisition of the assets of Curtis Industries, Inc. in May 2000, the Company recorded certain exit costs. As of June 30, 2004, an accrual of approximately $1,063 remained, related to future lease payments which will continue through the remaining terms of the leases ending in 2013.

During the fourth quarter of 2001, the Company recorded certain costs related to the closure of an Associated Spring plant in Texas. During the first quarter of 2004, the Company sold the Texas plant.

In connection with the Kar Products, LLC ("Kar") acquisition in February 2003, the Company has recorded certain costs. The Company's reorganization plan included combining the headquarters functions and consolidating warehousing and distribution networks. As a result, the Company recorded total costs of $11,337, of which $7,009 were reflected as assumed liabilities in the allocation of the purchase price to net assets acquired and $4,328 were recorded as an expense, $1,565 in 2004 and $2,763 in 2003. As of June 30, 2004, the remaining accrued costs of $1,380 primarily related to lease obligations and employee severance payments.

6. Debt

During the second quarter of 2004, the Company amended and restated its revolving credit agreement with its banks. The amended and restated revolving credit agreement extended the maturity date until June 2009, increased the borrowing facility from $150,000 to $175,000, decreased the interest rate to LIBOR plus a spread ranging from 0.8% to 1.4% depending on the Company's debt ratio at the time of the borrowing, and amended various financial and restrictive covenants. At June 30, 2004, $85,000 was borrowed under the revolving credit agreement at an interest rate of 2.3%. The Company pays a facility fee, calculated on the full amount of the borrowing facility, at a rate ranging from 0.20% to 0.35%, depending on the Company's debt ratio at the end of each calendar quarter.

Borrowing capacity is limited by various debt covenants in the revolving credit agreement. The agreement contains financial covenants that require the maintenance of interest coverage and leverage ratios, and minimum levels of net worth. The agreement also places certain restrictions on indebtedness and investments by the Company and its subsidiaries.

The most restrictive covenant requires the Company to maintain a ratio of Total Debt to EBITDA, as defined in the agreement, of not more than 3.25 times at June 30, 2004. The ratio requirement will decrease to 2.75 times on June 30, 2008. The actual ratio on June 30, 2004 was 2.64 times and would have allowed additional borrowings of $59,200.

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

Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Net income	$11,259	$9,747	$20,902	$17,106
Unrealized gains (losses) on hedging activities, net of income taxes	133	(179)	(104)	(350)
Foreign currency translation adjustments	1,306	7,426	(1,409)	11,693

Comprehensive income	$12,698	$16,994	$19,389	$28,449

8. Pension and Other Postretirement Benefits

Pension and other postretirement benefit expense consisted of the following:

Pensions	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Service cost	$2,667	$2,194	$5,114	$4,423
Interest cost	4,850	4,799	9,704	9,700
Expected return on plan assets	(7,928)	(7,191)	(15,505)	(14,657)
Amortization of transition assets	(2)	(26)	(5)	(48)
Amortization of prior service cost	298	283	590	577
Recognized losses	174	77	331	147
Curtailment	39	---	39	---

Net periodic benefit cost	$98	$136	$268	$142

Other Postretirement Benefits	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Service cost	$229	$211	$455	$421
Interest cost	1,420	1,316	2,823	2,632
Amortization of prior service cost	118	(98)	235	(197)
Recognized losses	470	276	934	553

Net periodic benefit cost	$2,237	$1,705	$4,447	$3,409

9. Income Taxes

A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate follows:

	Six months ended June 30, 2004	Twelve months ended December 31, 2003

U.S. federal statutory income tax rate	35.0%	35.0%
State taxes (net of federal benefit)	0.3	0.3
Foreign losses without tax benefit	1.1	1.4
Foreign operations taxed at lower rates	(11.3)	(13.0)
NASCO equity income	---	(0.5)
Export sales benefit	(0.9)	(1.1)
ESOP dividend	(1.6)	(2.3)
Valuation allowance reversal	---	(3.0)
Resolution of Brazilian tax matter	---	(2.6)
Other	0.4	(0.2)

Consolidated effective income tax rate	23.0%	14.0%

10. Information on Business Segments

The following tables set forth information about the Company's operations by its three reportable business segments:

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Net Sales
Barnes Distribution	$107,112	$104,654	$213,636	$198,501
Associated Spring	94,625	86,563	188,160	171,628
Barnes Aerospace	53,263	40,616	102,756	82,945
Intersegment sales	(3,049)	(2,246)	(5,373)	(4,753)

Total net sales	$251,951	$229,587	$499,179	$448,321

Operating profit
Barnes Distribution	$5,053	$4,921	$9,350	$8,118
Associated Spring	7,655	9,142	15,065	16,766
Barnes Aerospace	5,358	2,627	9,801	5,333

Total operating profit	18,066	16,690	34,216	30,217

Interest income	267	362	552	657
Interest expense	(3,704)	(4,135)	(7,506)	(8,245)
Other expense	(6)	(699)	(116)	(976)

Income before income taxes	$14,623	$12,218	$27,146	$21,653

The RSP agreements entered into in 2004 added $43,000 of intangible assets to the Barnes Aerospace segment assets.

11. Contingencies

The Company provides product warranties in connection with the sale of its products. From time to time, the Company is subject to customer disputes with respect to product warranty claims. Currently, a customer of Associated Spring has asserted that the Company is responsible for approximately $1,600 in product warranty liabilities, which amount includes the value of replacement parts and damages. The Company's stated warranty is limited to replacement parts, the cost of which is not deemed significant. Management cannot predict the final outcome at this time.

On June 28, 2004, the Canadian International Tribunal made a preliminary determination of injury concerning alleged injurious dumping and subsidizing of certain carbon steel and stainless fasteners. The Company is currently investigating any potential implication with respect to the Barnes Distribution - Canadian business. The investigation by the Tribunal is ongoing. The amount of the exposure, if any, is not determinable at this time.
_________________________________________________________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month and six-month periods ended June 30, 2004 and 2003, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 4, 2004 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, (the "Act") for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of June 30, 2004, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2004 and 2003 and the consolidated statement of cash flows for the six-month periods ended June 30, 2004 and 2003. This interim financial information is the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, of stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 12, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP Hartford, Connecticut August 4, 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Please refer to the Overview found in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. This Overview sets forth key management objectives and key performance indicators used by management as well as key industry and economic data tracked by management.

Second Quarter 2004 Highlights

In the second quarter, the Company achieved sales of $252.0 million and 15.5% growth in net income, to $11.3 million and has generated record sales in each of the last two quarters. Higher sales were reported by each of the operating groups compared to the prior year second quarter.

The Company provided earnings guidance for the full year 2004 between $1.60 and $1.65 per diluted share.

At Barnes Distribution, the integration of Kar was essentially completed, within 15 months of the Kar acquisition, with the opening of a new Canadian distribution center in May.

Associated Spring generated year-over-year sales growth in each customer segment, and continues to take actions to improve profitability primarily focusing on mitigating the impact of higher steel prices and increasing its manufacturing capacity in low-cost environments.

Barnes Aerospace achieved record sales of $53.3 million and entered into its fourth RSP with a major aerospace company, expanding its long-term production of aftermarket parts.

RESULTS OF OPERATIONS

SALES
	Three months ended June 30,				Six months ended June 30,

(in millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change

Barnes Distribution	$107.1	$104.7	$2.4	2.3%	$213.6	$198.5	$15.1	7.6%
Associated Spring	94.6	86.6	8.0	9.3%	188.2	171.6	16.6	9.6%
Barnes Aerospace	53.3	40.6	12.7	31.1%	102.8	82.9	19.9	23.9%
Intersegment sales	(3.0)	(2.3)	(0.7)	(35.7)%	(5.4)	(4.7)	(0.7)	(13.1)%

Total	$252.0	$229.6	$22.4	9.7%	$499.2	$448.3	$50.9	11.3%

The Company reported net sales of $252.0 million in the second quarter of 2004, an increase of $22.4 million, or 9.7%, over $229.6 million in the second quarter last year. The sales increase reflected higher sales in each of the operating groups with the most significant growth in Barnes Aerospace. Sales for the six months ended June 30, 2004 were $499.2 million, an increase of $50.9 million, or 11.3%, over $448.3 million in the 2003 period. The sales increase reflected $32.3 million of organic sales growth. Sales from Kar, which was acquired in February 2003, contributed $10.4 million of incremental sales to Barnes Distribution in the 2004 period. During the first half of 2004, the strengthening of foreign currencies against the U.S. dollar, primarily in Europe and Canada, contributed approximately $8.2 million of incremental sales to the Associated Spring and Barnes Distribution segments, most of which occurred in the first quarter. For further discussion, see the Financial Performance by Business Segment section below.

Expenses and Operating Income
	Three months ended June 30,				Six months ended June 30,

(in millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change

Cost of sales	$164.3	$146.3	$18.0	12.3%	$326.4	$288.5	$37.9	13.1%
% of sales	65.2%	63.7%			65.4%	64.4%

Gross profit	$87.7	$83.3	$4.4	5.3%	$172.8	$159.8	$13.0	8.2%
% of sales	34.8%	36.3%			34.6%	35.6%

Selling and administrative expenses	$69.9	$67.3	$2.6	3.9%	$139.3	$130.6	$8.7	6.7%
% of sales	27.7%	29.3%			27.9%	29.1%

Operating expenses	$17.7	$16.0	$1.7	11.0%	$33.5	$29.2	$4.3	14.8%
% of sales	7.0%	7.0%			6.7%	6.5%

Operating income was $17.7 million in the second quarter of 2004, an increase of 11.0% over the $16.0 million reported in the same period in 2003. The increase was driven by higher profitability at Barnes Aerospace partially offset by lower operating profit at Associated Spring. Operating income was $33.5 million for the first half of 2004, an increase of 14.8% compared with $29.2 million in the same period in 2003. Operating income margin for the second quarter of 2004 remained consistent at 7.0% when compared with the 2003 period and improved to 6.7% for the first half of 2004 from 6.5% in 2003.

Cost of sales increased 12.3% in the second quarter of 2004 compared with the year ago period, more than the growth rate of sales for the quarter. This was due primarily to a shift in sales mix to the manufacturing businesses which have lower gross margins, combined with lower gross margins at Associated Spring which were driven mainly by higher raw material prices. Margins were also impacted by incremental costs related to expenditures to improve customer service at Barnes Distribution.

Selling and administrative expenses increased 3.9% in the second quarter of 2004 compared to the same period in 2003, but decreased as a percentage of sales. This change was due to the higher portion of sales in the manufacturing businesses which have a lower selling and administrative expense component than Barnes Distribution. Impacting both cost of sales and selling and administrative expenses were higher personnel costs, specifically active and retiree medical expenses.

Other Income/Expense

Interest expense decreased in 2004, compared to 2003, because of a reduction in the average borrowings in 2004 compared to 2003 and a slight decline in average interest rates. The higher average borrowings in 2003 related to the Kar acquisition, the majority of which were subsequently refinanced through the May 2003 follow-on equity offering. Other income decreased in part due to lower income from the Company's equity interest in NHK-Associated Spring Suspension Components Inc. ("NASCO"), a suspension spring company jointly owned with NHK Spring Co., Ltd. of Japan. Other income also included foreign exchange gains of $0.1 million in the second quarter of 2004. This compares to foreign exchange losses of $0.6 million in the second quarter of 2003 which were included in other expenses.

Income Taxes

The Company's effective tax rate for the first half of 2004 was 23.0% compared with 21.0% for the corresponding period in 2003, and 14.0% for the full year 2003. The lower annual tax rate in the full year 2003 was due to the reversal of a valuation reserve following the resolution of a Brazilian tax matter and reversal of a valuation reserve related to minimum asset tax carryforwards in Mexico. Excluding these two discrete tax benefit items, the 2003 effective tax rate percentage would have been 19.4%. Among other items impacting the future tax rate is the mix of income between U.S. and foreign operations.

Net Income and Net Income Per Share

	Three months ended June 30,				Six months ended June 30,

(in millions, except per share)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change

Net income	$11.3	$9.7	$1.6	15.5%	$20.9	$17.1	$3.8	22.2%

Net income per share:
Basic	$0.49	$0.46	$0.03	6.5%	$0.91	$0.84	$0.07	8.3%
Diluted	0.47	0.46	0.01	2.2%	0.88	0.83	0.05	6.0%

Net income per share grew at a slower rate than net income due to an increase in both basic and diluted average outstanding shares. The increase in shares resulted mainly from the issuance of Company common stock in a May 2003 follow-on public offering, which provided shares used as partial purchase price consideration for the acquisition of Kar, and for stock compensation awards.

Financial Performance by Business Segment

Barnes Distribution
	Three months ended June 30,				Six months ended June 30,

(in millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change

Sales	$107.1	$104.7	$2.4	2.3%	$213.6	$198.5	$15.1	7.6%
Operating profit	5.1	4.9	0.2	2.7%	9.4	8.1	1.3	15.2%
Operating margin	4.7%	4.7%			4.4%	4.1%

Barnes Distribution achieved record sales of $107.1 million in the second quarter of 2004, a 2.3% increase over the second quarter of 2003, and $213.6 million in the first half of 2004, a 7.6% increase over the first half of 2003. Kar, which the Company purchased on February 6, 2003, contributed $10.4 million of the incremental sales in the first half of 2004. Kar was owned for the full second quarter in 2003, so there were no incremental sales from the acquisition when compared with the second quarter of 2004. U.S. daily sales average, or DSA, for the second quarter of 2004 improved from the first quarter of 2004. However, sales in Canada were down substantially in the second quarter as a result of the disruption caused by closing two distribution centers and opening a new facility in the Province of Ontario. Also impacting sales in the second quarter were customer-service related issues. These issues resulted from warehouse integration and vendor supply issues. Suppliers were having difficulty procuring steel to meet customer demand, particularly for fasteners. Barnes Distribution's key growth initiatives continued to provide positive results. During the second quarter of 2004, the national accounts selling team opened 11 new relationships, and e-commerce sales and Tier II accounts each were up nearly 70% compared to the prior year. These strategic growth initiatives generated an annual run rate of $34 million in sales in the second quarter of 2004, up from a run rate of $18 million in the second quarter of 2003. Barnes Distribution's Raymond business reported an 11% increase in sales in the second quarter of 2004 over the second quarter of 2003, largely driven by the general industrial recovery.

Barnes Distribution's operating profit for the second quarter of 2004 increased 2.7% over the comparable 2003 period. Operating profit increased 15.2% in the first half of 2004 compared to the same period in 2003, driven by the incremental contribution from Kar and by cost savings from the Kar acquisition. Barnes Distribution's second quarter of 2004 operating profit was impacted by aggregate expenses of $1.3 million related to distribution center consolidation and costs related to customer service issues, $0.8 million of which was incremental to the 2003 period. These costs were more than offset by the realization of synergistic cost savings of $2.8 million in the second quarter, $1.8 million of which was incremental to the 2003 period. Partially offsetting this improvement in operating profit were additional investments in strategic initiatives. For the six-month period ended June 30, 2004, Barnes Distribution incurred costs of $3.1 million related to the integration and customer service issues and realized synergistic cost savings of $5.4 million.

Outlook: The outlook for markets served by Barnes Distribution has continued to strengthen in the first six months of 2004. Management anticipates that operating profit will continue to be positively impacted during the remainder of 2004 by higher sales volumes, full realization of the synergistic cost savings from the Kar acquisition and the absence of integration costs. However, operating profit for the second half may be negatively affected by continuing vendor supply issues and costs related to improving customer service.

Associated Spring
	Three months ended June 30,				Six months ended June 30,

(in millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change

Sales	$94.6	$86.6	$8.0	9.3%	$188.2	$171.6	$16.6	9.6%
Operating profit	7.7	9.1	(1.4)	(16.3)%	15.1	16.8	(1.7)	(10.1)%
Operating margin	8.1%	10.6%			8.0%	9.8%

Associated Spring's sales for the second quarter of 2004 were $94.6 million, a 9.3% increase over the second quarter of 2003, and $188.2 million for the first half of 2004, a 9.6% increase over the first half of 2003. Excluding the impact of foreign currency translation, most of which occurred in the first quarter, first half of 2004 sales were up 7.0% from the first half of 2003. The increase in second quarter 2004 sales came from all of Associated Spring's market segments. Sales to the heavy truck market grew 27.3% and industrial products sales increased 18.7%. The pace of the sales growth for Associated Spring's nitrogen gas spring products slowed in the second quarter of 2004 due in large part to softness in the German market. On a year-to-date basis when compared to the 2003 period, sales growth was achieved in all market segments with the most significant growth in heavy truck and industrial products, which increased 25.8% and 15.1%, respectively.

Associated Spring's operating profit was $7.7 million in the second quarter, down 16.3% from the comparable 2003 period. Operating profit was negatively impacted by a number of issues including raw material prices, an unfavorable LIFO inventory adjustment, spending to address capacity issues in certain North American plants, higher medical costs for active employees and retirees, and severance costs. These factors reduced profitability at Associated Spring by approximately $3.1 million in the second quarter of 2004. On a year-to-date basis, these factors reduced profitability by approximately $4.6 million. Steel prices have continued to rise during the year and the Company is attempting to secure alternative raw material suppliers. To date, the Company has been unsuccessful in recovering raw material pricing adjustments from certain customers, particularly in the transportation industry. To address the current capacity and cost issues, the Company will open a second Mexican manufacturing facility near Monterrey in late 2004.

Outlook: While light vehicle production in North America is expected to be slightly lower for the remainder of 2004 compared to 2003, an improving U.S. economy is expected to positively impact sales of products to industrial customers. Additionally, sales of components for the heavy truck market are expected to remain robust. On the cost side, Associated Spring is facing continuing pressure from raw material suppliers, most notably steel, which may continue to negatively impact profit margins.

Barnes Aerospace
	Three months ended June 30,				Six months ended June 30,

(in millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change

Sales	$53.3	$40.6	$12.7	31.1%	$102.8	$82.9	$19.9	23.9%
Operating profit	5.4	2.6	2.8	104.0%	9.8	5.3	4.5	83.8%
Operating margin	10.1%	6.5%			9.5%	6.4%

Barnes Aerospace's second quarter 2004 sales were $53.3 million, up 31.1% over the second quarter of 2003, and $102.8 million for the first half of 2004, up 23.9% over the first half of 2003. The second quarter sales increase reflects solid growth in both OEM and aftermarket sales, which included approximately $2.0 million in sales from the RSPs. The order backlog at Barnes Aerospace at the end of the second quarter of 2004 was $153.4 million, up 13% from $136.2 million at June 30, 2003. Orders generated in the second quarter were $53.8 million, including $8.2 million in orders for a large commercial engine program, and $11.7 million of military orders. The military orders in the first half of 2004 suggest an annual run rate of approximately $54 million for 2004, well above the $47.7 million in military orders received in 2003. The Company also entered into its fourth RSP agreement in late June, 2004 further expanding opportunities in the spare parts aftermarket. The four RSPs are expected to have a continued positive impact on 2004 operating results.

Barnes Aerospace's operating profit was $5.4 million for the second quarter of 2004, more than double the $2.6 million in the comparable year-ago period. Operating profit was positively impacted by the sharply higher OEM and overhaul and repair sales volume and the profit contribution from the RSPs. Operating profit increased 83.8% to $9.8 million for the first half of 2004 compared with the same period in 2003 due to similar sales and profit contribution trends.

Outlook: Based upon published information, recovery in the sales of commercial aircraft is anticipated in 2006, which is expected to impact aerospace component suppliers such as Barnes Aerospace beginning in 2005. Barnes Aerospace sales in the second half of 2004 are expected to continue to improve over 2003 on the strength of sales from a large commercial engine program, higher military sales, the RSPs and improving overhaul and repair sales. Further improvement is anticipated for 2005 if the anticipated aerospace industry recovery accelerates.

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

The Company's ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow and working capital and anticipates that operating activities in 2004 will generate significant cash. This operating cash flow may be supplemented with external borrowings to meet near term organic business expansion and the Company's current financial commitments. Any future acquisitions are expected to be financed through internal cash, borrowing, equity or a mix thereof.

Cash Flow
Six months ended June 30,

(in millions)	2004	2003	$ Change	% Change

Operating activities	$10.7	$19.3	$(8.6)	(44.7)%
Investing activities	(30.6)	(69.1)	38.5	55.8%
Financing activities	10.4	68.7	(58.3)	NM	*
Exchange rate effect	(1.1)	3.8	(4.9)	NM	*

(Decrease) increase in cash	$(10.6)	$22.7	$(33.3)	NM	*

*NM - not meaningful

Operating activities provided $10.7 million in cash in the first six months of 2004 compared to $19.3 million in the first half of 2003. In the first half of 2004, operating cash flows were impacted by a higher use of working capital, compared to the prior period. An investment in working capital was required to support the higher organic sales growth in 2004 and specifically included a higher investment in inventory levels at Barnes Distribution to enhance customer service levels.

Cash used by investing activities in the first half of 2004 included a $15.0 million participation fee payment related to the RSPs which are more fully discussed in Note 4 of the Notes to the Consolidated Financial Statements. This payment was funded with cash held outside the United States. As of June 30, 2004, the Company had a $45.0 million liability for participation fees under the RSPs of which $31.5 million is included in accounts payable and $13.5 million is included in other liabilities. Investing activities in 2003 included the acquisition of Kar.

The payment schedule for the RSPs follows (in millions):

December 2003 (paid)	$17.5
March 2004 (paid)	15.0
July 2004	12.5
October 2004	4.5
April 2005	14.5
July 2005	13.5

$77.5

Capital expenditures in the first half of 2004 were $16.8 million compared to $8.0 million in the first half of 2003. The majority of this increase relates to investments in new, state-of-the-art distribution centers for Barnes Distribution in Dallas, Chicago and Ontario, Canada. Future outlays related to the new Associated Spring facility planned in Mexico are included in the Company's capital expenditure plan for 2004. For the Company in total, capital expenditures are expected to be in the high $20 million range for the year.

Cash from financing activities in the first half of 2004 included a net increase in borrowings of $18.5 million. Proceeds were used in part to finance operating activities in the U.S., particularly working capital requirements, as well as to fund capital expenditures and dividends. In 2003, the Company's public offering of its common stock provided proceeds of approximately $42.3 million that were used to reduce borrowings under its revolving credit facility. Cash dividends remained at $0.20 per share. Total cash used to pay dividends increased in the first half of 2004 by $0.8 million, or 9.0%, over the comparable 2003 period to $9.2 million due to the increase in the number of shares outstanding. Cash from financing activities in 2003 included proceeds from additional borrowings under the revolving credit agreement that were used to fund the Kar acquisition.

At June 30, 2004, the Company held $39.2 million in cash and cash equivalents, nearly all of which are held by the Company's non-U.S. subsidiaries. Since the repatriation of this cash to the U.S. could have adverse tax consequences, the balances remain outside the U.S. to fund future international growth investments, including acquisitions and RSP participation fees.

The Company maintains borrowing facilities with banks to supplement internal cash generation. During the second quarter of 2004, the Company amended and restated its revolving credit agreement with its banks. The amended and restated revolving credit agreement extended the maturity date until June 2009, increased the borrowing facility from $150.0 million to $175.0 million, decreased the interest rate to LIBOR plus a spread ranging from 0.8% to 1.4% depending on the Company's debt ratio at the time of the borrowing, and amended various financial and restrictive covenants. At June 30, 2004, $85.0 million was borrowed under the revolving credit agreement at an interest rate of 2.3%. The Company pays a facility fee, calculated on the full amount of the borrowing facility, at a rate ranging from 0.20% to 0.35%, depending on the Company's debt ratio at the end of each calendar quarter. The Company had no borrowings under uncommitted short-term bank credit lines at June 30, 2004.

Borrowing capacity is limited by various debt covenants in the revolving credit agreement. The most restrictive covenant requires the Company to maintain a ratio of Total Debt to EBITDA, as defined in the revolving credit agreement, of not more than 3.25 times on June 30, 2004. The ratio requirement will decrease to 2.75 times on June 30, 2008. The actual ratio at June 30, 2004 was 2.64 times and would have allowed additional borrowings of $59.2 million.

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

Recent Accounting Changes

During the first quarter of 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128, 'Earnings Per Share'." The Issue defines a participating security and addresses how to treat participating securities in the calculation of earnings per share. The consensus was effective for fiscal periods beginning after March 31, 2004. Adoption of this consensus did not have an effect on the Company's financial position, results of operations or cash flows.

During the second quarter of 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") for employers that sponsor postretirement health care plans that provide prescription drug benefits and increased disclosure regarding the effect of the federal subsidy provided by the Act. This FSP supersedes FSP No. 106-1 and is effective for the first interim or annual period beginning after June 15, 2004. The Company is currently evaluating the impact of the FSP.

EBITDA

Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the first half of 2004 were $51.5 million, up 9.3% from $47.1 million in the first half of 2003. EBITDA is a measurement not in accordance with generally accepted accounting principles ("GAAP"). The Company defines EBITDA as net income plus income taxes, interest expense and depreciation and amortization. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors. The Company's non-GAAP measure of EBITDA excludes income taxes, depreciation and amortization, and interest expense which the Company incurs in the normal course of business. Accordingly, the measurement has limitations depending on its use.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Six months ended June 30,

	2004	2003

Net income	$20.9	$17.1
Add back:
Income taxes	6.3	4.6
Depreciation and amortization	16.8	17.2
Interest expense	7.5	8.2

EBITDA	$51.5	$47.1

Forward-looking Statements

This quarterly report may contain certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements. Investors are encouraged to consider these risks and uncertainties as described within the Company's periodic filings with the Securities and Exchange Commission, including the following: the ability of the Company to integrate newly acquired businesses and to realize acquisition synergies on schedule; changes in market demand for the types of products and services produced and sold by the Company; the Company's success in identifying, and attracting customers in, new markets; the Company's ability to develop new and enhanced products to meet customers' needs timely; the effectiveness of the Company's marketing and sales programs; product liability in excess of insurance coverages; increased competitive activities that could adversely affect customer demand for the Company's products; the availability of raw materials at prices that allow the Company to make and sell competitive products; changes in economic, political and public health conditions, worldwide and in the locations where the Company does business; interest and foreign exchange rate fluctuations; and regulatory changes.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no significant change in the Company's exposure to market risk during the first six months of 2004. For discussion of the Company's exposure to market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Control and Procedures

Management, including the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon, and as of the date of, that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) Issuer Purchases of Equity Securities

Period	(a)	Total Number of Shares (or Units) Purchased		(b)	Average Price Paid Per Share (or Unit)(2)	(c)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)

April 1 - 30, 2004		51,011			$28.23		---		546,196

May 1 - 31, 2004		151,268			$26.51		2,218		543,978

June 1 - 30, 2004		5,485			$28.75		---		543,978

Total		207,764	(1)		$26.99		2,218

(1) Other than 2,218 shares purchased in May which were purchased as part of the Company's publicly announced plan, all acquisitions of equity securities during the second quarter of 2004 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity grants pursuant to those plans to pay for the exercise price through attestation of ownership and related income tax upon the exercise of options.

(2) The purchase price of a share of stock used for tax withholding is the market price on the date of the exercise of the option.

(3) The program was publicly announced on April 12, 2001 authorizing repurchase of up to 1 million shares of its common stock. Subsequent to the end of the second quarter of 2004, the Company began repurchasing shares of its common stock in the open market.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of the Company's stockholders was held on April 14, 2004. Proxies for the meeting were solicited pursuant to Regulation 14 A.
(b)	The following directors were elected:

Director	Votes in Favor	Votes Withheld	For Terms Expiring

John W. Alden	17,663,689	1,022,679	2007
George T. Carpenter	18,185,819	500,549	2007
Frank E. Grzelecki	17,870,462	815,906	2007

(c)	(1)

The stockholders approved the Barnes Group Inc. Stock and Incentive Award Plan. The proposal was adopted as 13,610,822 shares voted for, 2,626,369 shares voted against, 162,864 shares abstained and 2,286,313 shares did not vote.

(2)

The stockholders approved the Non-Employee Director Deferred Stock Plan, as further amended. The proposal was adopted as 15,231,197 shares voted for, 961,778 shares voted against, 207,079 shares abstained and 2,286,314 shares did not vote.

(3)

The stockholders ratified the selection of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for 2004. The proposal was ratified as 18,344,442 shares voted for, 282,671 shares voted against and 59,255 shares abstained.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit 10	Barnes Group Inc. Stock and Incentive Award Plan.
Exhibit 10.1	Amended and Restated $175,000,000 Senior Unsecured Revolving Credit Agreement dated as of June 2, 2004, among the Company and several commercial banks.
Exhibit 15	Letter regarding unaudited interim financial information.
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b) Form 8-K	A report on Form 8-K regarding financial results of operations for the quarter ended March 31, 2004 was filed with the Commission on April 14, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date August 6, 2004	/s/ WILLIAM C. DENNINGER

William C. Denninger Senior Vice President, Finance Chief Financial Officer (the principal Financial Officer)

Date August 6, 2004	/s/ FRANCIS C. BOYLE, JR.

Francis C. Boyle, Jr. Vice President, Controller (the principal Accounting Officer)

EXHIBIT INDEX

Barnes Group Inc.

Quarterly Report on Form 10-Q
For Quarter ended June 30, 2004
Exhibit No.	Description	Reference

10*	Barnes Group Inc. Stock and Incentive Award Plan	Incorporated by Reference to Annex 2 to the Company's Proxy Statement dated March 16, 2004 for the Annual Meeting of Stockholders held April 14, 2004 that was filed on March 10, 2004.
10.1	Amended and Restated $175,000,000 Senior Unsecured Revolving Credit Agreement dated June 2, 2004, among the Company and several commercial banks.	Filed with this report.
15	Letter regarding unaudited interim financial information.	Filed with this report.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.

*Management contract or compensatory plan or arrangement.