Form 10-Q
period 2004-09-30
BARNES GROUP INC
filed 2004-11-05
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The registrant had outstanding 23,159,125 shares of common stock as of November 3, 2004.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended September 30, 2004

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

Net sales	$243,928	$222,160	$743,107	$670,481

Cost of sales	159,972	143,651	486,330	432,193
Selling and administrative expenses	69,187	64,470	208,504	195,054

	229,159	208,121	694,834	627,247

Operating income	14,769	14,039	48,273	43,234

Other income	313	613	1,719	2,293

Interest expense	3,757	3,961	11,263	12,206
Other expenses	363	13	621	990

Income before income taxes	10,962	10,678	38,108	32,331

Income taxes	1,736	1,725	7,980	6,272

Net income	$9,226	$8,953	$30,128	$26,059

Per common share:
Net income:
Basic	$0.40	$0.40	$1.31	$1.24
Diluted	0.39	0.38	1.26	1.21
Dividends	0.20	0.20	0.60	0.60

Average common shares outstanding:
Basic	23,139,339	22,561,901	23,080,477	21,038,719
Diluted	23,779,636	23,257,839	23,842,586	21,531,951

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

September 30, 2004	December 31,
2003

Assets
Current assets
Cash and cash equivalents	$33,696	$49,788
Accounts receivable, less allowances (2004 - $2,556; 2003 - $3,188)	146,880	119,130
Inventories	122,555	109,780
Deferred income taxes	20,517	22,319
Prepaid expenses	14,282	11,083

Total current assets	337,930	312,100

Deferred income taxes	22,177	22,790

Property, plant and equipment	474,343	452,542
Less accumulated depreciation	(314,629)	(298,454)

	159,714	154,088

Goodwill	225,497	220,118
Other intangible assets, net	103,830	61,923
Other assets	59,310	59,801

Total assets	$908,458	$830,820

Liabilities and Stockholders' Equity
Current liabilities
Notes payable	$3,500	$10,000
Accounts payable	114,383	97,155
Accrued liabilities	75,185	78,520
Long-term debt - current	7,626	6,804

Total current liabilities	200,694	192,479

Long-term debt	270,361	224,213
Accrued retirement benefits	78,657	77,455
Other liabilities	15,212	14,934

Commitments and Contingencies (Note 11)

Stockholders' equity
Common stock - par value $0.01 per share
Authorized: 60,000,000 shares
Issued: 24,419,694 shares at par value	244	244
Additional paid-in capital	103,122	100,592
Treasury stock, at cost (2004 - 1,268,516 shares; 2003 - 1,552,006 shares)	(33,722)	(34,652)
Retained earnings	285,753	270,030
Accumulated other non-owner changes to equity	(11,863)	(14,475)

Total stockholders' equity	343,534	321,739

Total liabilities and stockholders' equity	$908,458	$830,820

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,

	2004	2003

Operating activities:
Net income	$30,128	$26,059
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	25,158	25,710
Gain on disposition of property, plant and equipment	(229)	(925)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(22,591)	(13,677)
Inventories	(8,923)	(379)
Prepaid expenses	(2,823)	(1,995)
Accounts payable	(2,604)	6,522
Accrued liabilities	1,828	1,656
Deferred income taxes	(975)	(860)
Long-term pension assets	(1,510)	(1,668)
Other	5,080	5,294

Net cash provided by operating activities	22,539	45,737

Investing activities:
Proceeds from disposition of property, plant and equipment	1,742	3,024
Capital expenditures	(21,383)	(11,356)
Business acquisitions, net of cash acquired	(17,540)	(61,127)
Revenue sharing program payments	(27,500)	---
Other	(1,413)	(903)

Net cash used by investing activities	(66,094)	(70,362)

Financing activities:
Net change in other borrowings	(5,872)	8,124
Payments on long-term debt	(9,411)	(42,882)
Proceeds from the issuance of long-term debt	58,000	56,000
Proceeds from the issuance of common stock	3,365	49,369
Common stock repurchases	(3,213)	(206)
Dividends paid	(13,869)	(13,014)
Other	(1,498)	(1,917)

Net cash provided by financing activities	27,502	55,474

Effect of exchange rate changes on cash flows	(39)	4,049

(Decrease) increase in cash and cash equivalents	(16,092)	34,898

Cash and cash equivalents at beginning of period	49,788	28,355

Cash and cash equivalents at end of period	$33,696	$63,253

Supplemental Disclosure of Cash Flow Information:
Non-cash financing and investing activities include the 2004 acquisition of $30.5 million of intangible assets and the recognition of the corresponding liabilities in connection with the revenue sharing programs, the 2003 issuance of $16.5 million of treasury stock in connection with the Kar Products, LLC ("Kar") acquisition and the 2003 acquisition of $17.5 million of intangible assets and the recognition of the corresponding liabilities in connection with the revenue sharing programs.

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data.)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet as of September 30, 2004 and related consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 2003 has been derived from the 2003 financial statements of Barnes Group Inc. (the "Company"). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Three months ended September 30,			Nine months ended September 30,

	2004	2003	2004	2003

Net income, as reported	$9,226	$8,953	$30,128	$26,059
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	636	531	1,830	1,422
Deduct: Stock-based employee compensation expense determined under fair value based- method for all awards, net of related tax effects	(2,099)	(1,649)	(5,222)	(4,460)

Pro forma net income	$7,763	$7,835	$26,736	$23,021

Net income per share:
Basic-as reported	$0.40	$0.40	$1.31	$1.24
Basic-pro forma	0.34	0.35	1.16	1.09

Diluted-as reported	0.39	0.38	1.26	1.21
Diluted-pro forma	0.33	0.34	1.11	1.07

The average fair value of options granted in the three months ended September 30, 2004 and 2003 was $4.09 and $3.77, respectively, and in the nine months ended September 30, 2004 and 2003 was $4.75 and $3.93, respectively. The fair value of each stock option on the date of grant was estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

Three months ended September 30,		Nine months ended September 30,

2004	2003	2004	2003

Risk-free interest rate	2.49%	1.97%	2.45%	2.12%
Expected life (years)	2.0	2.0	2.8	3.1
Expected volatility	30%	30%	30%	33%
Expected dividend yield	3.00%	3.00%	3.00%	3.41%

2. Net Income Per Common Share

For the purpose of computing diluted net income per share, the weighted-average number of shares outstanding was increased by 640,297 and 695,938 for the three-month periods ended September 30, 2004 and 2003, respectively, and 762,109 and 493,232 for the nine-month periods ended September 30, 2004 and 2003, respectively, to account for the potential dilutive effects of stock-based incentive plans. As of September 30, 2004, there were 3,459,917 options for shares of common stock outstanding of which 2,058,557 were considered dilutive. There were no adjustments to net income for the purposes of computing income available to common stockholders for those periods.

3. Inventories

The components of inventories consisted of:

	September 30,	December 31,
	2004	2003

Finished goods	$84,444	$76,425
Work-in-process	20,136	20,331
Raw material and supplies	17,975	13,024

	$122,555	$109,780

4. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company for the nine-month period ended September 30, 2004:

	Barnes Distribution	Associated Spring	Barnes Aerospace	Total Company

January 1, 2004	$112,877	$76,455	$30,786	$220,118
Goodwill acquired, net of adjustments	(786)	4,874	---	4,088
Foreign currency translation	1,291	---	---	1,291

September 30, 2004	$113,382	$81,329	$30,786	$225,497

Barnes Distribution goodwill change related to the February 2003 acquisition of Kar. The decrease is a result of adjustments to assumed liabilities. The Associated Spring goodwill acquired results from the acquisition of DE-STA-CO Manufacturing ("DE-STA-CO") on September 17, 2004. The purchase price allocation of the DE-STA-CO acquisition is subject to the finalization of the valuation of certain assets and liabilities, and restructuring plans. As a result, preliminary amounts assigned to assets and liabilities are subject to revision in future periods.

Other Intangible Assets:
Other intangible assets consisted of:

	September 30, 2004		December 31, 2003

Range of Life (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Amortized intangible assets:
Revenue sharing programs	Up to 30	$77,500	$(445)	$34,500	$(48)
Customer lists/relationships	10	11,500	(1,900)	11,500	(1,037)
Patents, trademarks/trade names	5-30	11,128	(1,899)	11,128	(1,382)
Other	4.5-10	1,750	(385)	600	(295)

		101,878	(4,629)	57,728	(2,762)

Foreign currency translation		1,454	---	1,830	---
Unamortized intangible pension asset		5,127	---	5,127	---

Other intangible assets		$108,459	$(4,629)	$64,685	$(2,762)

Amortization of intangible assets is expected to be approximately $2,500 in 2004 and $2,800 for each of the years 2005-2008.

The Company entered into its third and fourth Revenue Sharing Program ("RSP") agreements in March and June 2004, respectively, with a major aerospace company under which the Company will be the sole supplier of certain aftermarket parts to the customer. As consideration for the third RSP, the Company agreed to pay a participation fee of $25,000 in two equal installments, one of which was paid in July 2004 and one which is due on April 4, 2005. As consideration for the fourth RSP, the Company agreed to pay a participation fee of $18,000 in three installments. The first installment of $4,500 was due on October 7, 2004. The final two installments totaling $13,500 are due in July 2005. The Company has recorded the participation fees as long-lived intangible assets which will be recognized as a reduction to sales over the life of the programs.

5. Business Reorganization

In connection with the acquisition of the assets of Curtis Industries, Inc. in May 2000, the Company recorded certain exit costs. As of September 30, 2004, an accrual of approximately $1,040 remained, related to future lease payments which will continue through the remaining terms of the leases ending in 2013.

During the fourth quarter of 2001, the Company recorded certain costs related to the closure of an Associated Spring plant in Texas. During the first quarter of 2004, the Company sold the Texas plant.

In connection with the Kar acquisition in February 2003, the Company has recorded certain costs. The Company's reorganization plan included combining the headquarters functions and consolidating warehousing and distribution networks. As a result, the Company recorded total costs of $11,468, of which $7,009 were reflected as assumed liabilities in the allocation of the purchase price to net assets acquired and $4,459 were recorded as an expense, $1,696 in 2004 and $2,763 in 2003. As of September 30, 2004, the remaining accrued costs of $723 related primarily to lease obligations.

6. Debt

During the second quarter of 2004, the Company amended and restated its revolving credit agreement with its banks. The amended and restated revolving credit agreement extended the maturity date until June 2009, increased the borrowing facility from $150,000 to $175,000, decreased the interest rate to LIBOR plus a spread ranging from 0.8% to 1.4% depending on the Company's debt ratio at the end of each quarter, and amended various financial and restrictive covenants. At September 30, 2004, $103,000 was borrowed under the revolving credit agreement at an interest rate of 2.78%. The Company pays a facility fee, calculated on the full amount of the borrowing facility, at a rate ranging from 0.20% to 0.35%, depending on the Company's debt ratio at the end of each calendar quarter. The Company had $3,500 of borrowings at an interest rate of 3.83% under uncommitted short-term bank credit lines on September 30, 2004.

Borrowing capacity is limited by various debt covenants in the revolving credit agreement. The agreement contains financial covenants that require the maintenance of interest coverage and leverage ratios, and minimum levels of net worth. The agreement also places certain restrictions on indebtedness and investments by the Company and its subsidiaries.

The most restrictive borrowing capacity covenant requires the Company to maintain a ratio of Total Debt to EBITDA, as defined in the agreement, of not more than 3.25 times at September 30, 2004. The ratio requirement will decrease to 2.75 times on June 30, 2008. The actual ratio on September 30, 2004 was 2.78 times and would have allowed additional borrowings of $47,207.

7. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from the investment by, and distributions to, stockholders. For the Company, comprehensive income includes net income, and other non-owner changes to equity which comprise foreign currency translation adjustments and deferred gains and losses related to certain derivative instruments.

Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Net income	$9,226	$8,953	$30,128	$26,059
Unrealized gains on hedging activities, net of income taxes	237	565	133	215
Foreign currency translation adjustments	3,888	(138)	2,479	11,555

Comprehensive income	$13,351	$9,380	$32,740	$37,829

8. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expense consisted of the following:

Pensions	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Service cost	$2,571	$2,207	$7,685	$6,630
Interest cost	4,887	4,856	14,591	14,556
Expected return on plan assets	(7,812)	(7,430)	(23,317)	(22,087)
Amortization of transition assets	(4)	(23)	(9)	(71)
Amortization of prior service cost	301	296	891	873
Recognized losses	175	83	506	230
Curtailment and special termination
benefits	156	---	195	---

Net periodic benefit cost (credit)	$274	$(11)	$542	$131

Other Postretirement Benefits	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Service cost	$523	$229	$978	$650
Interest cost	839	1,384	3,662	4,016
Amortization of prior service cost	113	(103)	348	(300)
Recognized (gains) losses	(246)	293	688	846

Net periodic benefit cost	$1,229	$1,803	$5,676	$5,212

The Company's accumulated postretirement benefit obligation related to its retiree health care benefit plans decreased $3,000 as a result of the adoption of Financial Accounting Standards Board Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ('Act')" which became effective in the third quarter of 2004. This change in the benefit obligation has been treated as an actuarial gain. Additionally, the Company recorded an adjustment of $300 to decrease its net periodic benefit cost in the third quarter of 2004 as a result of the subsidy provided for in the Act. The full year impact for 2004 is expected to decrease net periodic benefit cost by $400.

9. Income Taxes

A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate follows:

	Nine months ended September 30, 2004	Twelve months ended December 31, 2003

U.S. federal statutory income tax rate	35.0%	35.0%
State taxes (net of federal benefit)	1.1	0.3
Foreign losses without tax benefit	1.2	1.4
Foreign operations taxed at lower rates	(12.3)	(13.0)
NASCO equity income	(0.5)	(0.5)
Export sales benefit	(0.9)	(1.1)
ESOP dividend	(1.6)	(2.3)
Valuation allowance reversal	--	(3.0)
Resolution of Brazilian tax matter	--	(2.6)
Other	(1.1)	(0.2)

Consolidated effective income tax rate	20.9%	14.0%

Management is currently studying the impact of the one-time favorable foreign dividend provisions recently enacted as part of the American Jobs Creation Act of 2004. As of September 30, 2004, and based on the tax laws in effect at that time, it was management's intention to continue to indefinitely reinvest undistributed foreign earnings of its international subsidiaries and, accordingly, no deferred tax liability has been recorded.

10. Information on Business Segments

The following tables set forth information about the Company's operations by its three reportable business segments:

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Net Sales
Barnes Distribution	$106,960	$103,820	$320,597	$302,321
Associated Spring	88,265	81,142	276,426	252,770
Barnes Aerospace	51,724	39,418	154,480	122,363
Intersegment sales	(3,021)	(2,220)	(8,396)	(6,973)

Total net sales	$243,928	$222,160	$743,107	$670,481

Operating profit
Barnes Distribution	$5,483	$7,405	$14,833	$15,523
Associated Spring	4,081	4,867	19,146	21,633
Barnes Aerospace	5,378	1,969	15,179	7,302

Total operating profit	14,942	14,241	49,158	44,458

Interest income	266	412	816	1,068
Interest expense	(3,757)	(3,961)	(11,263)	(12,206)
Other expense	(489)	(14)	(603)	(989)

Income before income taxes	$10,962	$10,678	$38,108	$32,331

The RSP agreements entered into in 2004 added $43,000 of intangible assets to the Barnes Aerospace segment assets.

11. Contingencies

The Company provides product warranties in connection with the sale of its products. From time to time, the Company is subject to customer disputes with respect to product warranty claims. Currently, a customer of Associated Spring has asserted that the Company is responsible for approximately $1,600 in product warranty liabilities, which amount includes the value of replacement parts and consequential damages. The Company's stated warranty is limited to replacement parts, the cost of which is not deemed significant. Management cannot predict the final outcome at this time. In addition, Associated Spring is a subcontractor to an original equipment manufacturer ("OEM") which has alleged that the Company's product did not comply with specifications and has resulted in a warranty recall campaign. The Company is currently investigating its compliance with the OEM's part specifications. While no claim has been asserted, management expects the OEM will seek some payment from the Company. The amount of any such payment cannot be estimated, and management cannot predict the final outcome at this time.

During the second quarter of 2004, the Canadian International Tribunal made a preliminary determination of injury concerning alleged injurious dumping and subsidizing of certain carbon steel and stainless fasteners. The investigation by the Tribunal is ongoing. Final determination by the Tribunal may result in increased duties on future purchases of certain fasteners imported by Barnes Distribution's Canadian business.

_________________________________________________________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month and nine-month periods ended September 30, 2004 and 2003, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 4, 2004 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, (the "1933 Act") for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the 1933 Act.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of September 30, 2004, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2004 and 2003 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2004 and 2003. This interim financial information is the responsibility of the Company's management.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP Hartford, Connecticut November 4, 2004

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

Third Quarter 2004 Highlights

The Company achieved record third quarter sales of $243.9 million and generated 5% growth in operating income to $14.8 million. Higher sales were reported by each of the operating groups compared to the prior year third quarter.

Barnes Aerospace generated record orders of $73.1 million and reached a record backlog of $174.9 million. Sales reflected growth in both aftermarket and OEM sales.

At Barnes Distribution, sales from strategic growth initiatives increased 70% as compared to the prior year third quarter and customer service levels reached the low-end of our targeted range.

Associated Spring generated growth in most of its key market segments and continued to address issues affecting profitability including higher steel prices, steel supplies and increasing manufacturing capacity in low-cost environments.

RESULTS OF OPERATIONS

SALES
	Three months ended September 30,				Nine months ended September 30,

(in millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change

Barnes Distribution	$107.0	$103.8	$3.2	3.0%	$320.6	$302.3	$18.3	6.0%
Associated Spring	88.3	81.1	7.2	8.8%	276.4	252.8	23.6	9.4%
Barnes Aerospace	51.7	39.4	12.3	31.2%	154.5	122.4	32.1	26.2%
Intersegment sales	(3.1)	(2.1)	(1.0)	(36.1)%	(8.4)	(7.0)	(1.4)	(20.4)%

Total	$243.9	$222.2	$21.7	9.8%	$743.1	$670.5	$72.6	10.8%

The Company reported net sales of $243.9 million in the third quarter of 2004, an increase of $21.7 million, or 9.8%. The sales increase reflected higher sales in each of the operating groups with the most significant growth in Barnes Aerospace. Additionally, DE-STA-CO, which was acquired in September 2004, contributed $1.3 million of incremental sales to Associated Spring in the 2004 period.

Sales for the nine months ended September 30, 2004 were $743.1 million, an increase of $72.6 million, or 10.8%. The main driver of the sales increase was organic sales growth of $49.4 million: $2.7 million at Barnes Distribution, $16.0 million at Associated Spring and $32.1 million at Barnes Aerospace which were offset by an increase of $1.4 million in intersegment sales. In addition to the incremental sales from DE-STA-CO, sales from Kar, which was acquired in February 2003, contributed $10.4 million of incremental sales to Barnes Distribution in the 2004 period. During the first nine months of 2004, the strengthening of foreign currencies against the U.S. dollar, primarily in Europe and Canada, contributed approximately $11.5 million of incremental sales: $5.2 million to Barnes Distribution and $6.3 million to Associated Spring. Of the $11.5 million, $3.2 million related to the third quarter of 2004. For further discussion, see the Financial Performance by Business Segment section below.

Expenses and Operating Income
	Three months ended September 30,				Nine months ended September 30,

(in millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change

Cost of sales	$160.0	$143.7	$16.3	11.4%	$486.3	$432.2	$54.1	12.5%
% of sales	65.6%	64.7%			65.4%	64.5%

Gross profit	$84.0	$78.5	$5.5	6.9%	$256.8	$238.3	$18.5	7.8%
% of sales	34.4%	35.3%			34.6%	35.5%

Selling and administrative expenses	$69.2	$64.5	$4.7	7.3%	$208.5	$195.1	$13.4	6.9%
% of sales	28.4%	29.0%			28.1%	29.1%

Operating income	$14.8	$14.0	$0.8	5.2%	$48.3	$43.2	$5.1	11.7%
% of sales	6.1%	6.3%			6.5%	6.4%

Operating income was $14.8 million in the third quarter of 2004, an increase of 5.2%. Operating income was $48.3 million for the nine months ended September 30, 2004, an increase of 11.7%. The increase for both periods was driven by higher profitability at Barnes Aerospace partially offset by lower operating profit at Associated Spring and Barnes Distribution. Operating income margin for the third quarter of 2004 decreased slightly to 6.1%, but improved to 6.5% for the first nine months of 2004.

Cost of sales increased 11.4% in the third quarter of 2004, slightly more than the growth rate of sales for the quarter. This was due primarily to a shift in sales mix to the manufacturing businesses which have lower gross margins than the distribution business, combined with lower gross profit margins at Associated Spring which were driven mainly by higher raw material costs. Gross profit margins were also negatively impacted at Barnes Distribution due in part to a shift in sales mix to larger accounts and additional costs incurred to improve customer service levels. Gross profit margins were positively impacted by the profit contribution from increased sales volume and the impact of the RSPs at Barnes Aerospace.

Selling and administrative expenses increased 7.3% in the third quarter of 2004, but decreased as a percentage of sales. This change was due to the shift in sales mix to the manufacturing businesses which have a lower selling and administrative expense component than Barnes Distribution. Included in selling and administrative expenses for the first nine months of 2004 was approximately $0.8 million of external costs related to the Company's Sarbanes-Oxley Section 404 compliance effort. Management expects to spend approximately $0.4 million on this effort in the fourth quarter of 2004.

Other Income/Expense
Although average borrowings increased in 2004, interest expense decreased in both the third quarter and year-to-date 2004 period compared to the same periods in 2003 due to a reduction in the average interest rates. The lower average interest rates were principally a result of favorable terms negotiated in the amended and restated revolving credit agreement completed in the second quarter of 2004. For the third quarter, other income decreased and other expense increased primarily due to foreign exchange transaction losses of $0.3 million in 2004 compared to foreign exchange transaction gains of $0.1 million in the prior year period. For the first nine months, higher foreign exchange losses in 2004 were the primary driver of the higher other expense while lower interest income and lower equity income from NASCO, the Company's joint venture investment, contributed to the lower other income. Investments of foreign cash in the RSPs reduced short-term investments and interest income.

Income Taxes
The Company's effective tax rate for the nine months ended September 30, 2004 was 20.9% compared with 19.4% for the corresponding period in 2003, and 14.0% for the full year 2003. The lower annual tax rate in the full year 2003 was due to the reversal of a valuation reserve following the resolution of a Brazilian tax matter and the reversal of a valuation reserve related to minimum asset tax carryforwards in Mexico. Excluding these two discrete tax benefit items, the 2003 effective tax rate percentage would have been 19.4%. The effective tax rate for 2004 includes the reversal of certain discrete valuation reserves associated with taxable periods for which the statute of limitations has expired. The effective tax rate for the full year 2004 is expected to be 21.2%. Among other items impacting the future tax rate is the mix of income between U.S. and foreign operations. In addition, the Company is currently under examination by the Internal Revenue Service for certain tax years. The final outcome of the examination may impact future tax rates positively or negatively.

Net Income and Net Income Per Share
	Three months ended September 30,				Nine months ended September 30,

(in millions, except per share)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change

Net income	$9.2	$9.0		$0.2	3.0%	$30.1	$26.1	$4.0	15.6%

Net income per share:
Basic	$0.40	$0.40	$	---	---%	$1.31	$1.24	$0.07	5.6%
Diluted	0.39	0.38		0.01	2.6%	1.26	1.21	0.05	4.1%

On a year-to-date basis, net income per share grew at a slower rate than net income due to an increase in both basic and diluted average outstanding shares. The increase in shares for the year-to-date comparison resulted mainly from the issuance of Company common stock in a May 2003 follow-on public offering, shares used as partial purchase price consideration for the acquisition of Kar, and shares issued for stock compensation awards. The third quarter comparison is impacted by shares issued for stock compensation awards.

Financial Performance by Business Segment

Barnes Distribution
	Three months ended September 30,				Nine months ended September 30,

(in millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change

Sales	$107.0	$103.8	$3.2	3.0%	$320.6	$302.3	$18.3	6.0%
Operating profit	5.5	7.4	(1.9)	(26.0)%	14.8	15.5	(0.7)	(4.4)%
Operating margin	5.1%	7.1%			4.6%	5.1%

Barnes Distribution achieved record sales of $107.0 million in the third quarter of 2004, a 3.0% increase, and $320.6 million for the nine months ended September 30, 2004, a 6.0% increase. Kar, which the Company purchased on February 6, 2003, contributed $10.4 million of incremental sales and the impact of foreign exchange rates provided $5.2 million in incremental sales in the first nine months of 2004. Since Kar was owned for the entire third quarter in 2003, there are no incremental sales from the acquisition in the third quarter of 2004 when compared with the third quarter of 2003. U.S. daily sales average for the third quarter of 2004 improved from the second quarter of 2004 and the year-ago period. Customer service levels improved to the low end of the targeted range during the quarter. Barnes Distribution continued to be negatively impacted by steel supply issues, particularly for fasteners. Suppliers have indicated that they are having difficulty procuring steel to meet customer demand. Barnes Distribution's strategic growth initiatives - national accounts, e-commerce platforms and Tier 2 relationships with other industrial distributors - continued to provide positive results. Sales from these initiatives generated incremental sales of $8.8 million in the third quarter of 2004, an increase of approximately 70% from the prior year. The national accounts selling team opened 15 new relationships during the third quarter of 2004. These strategic growth initiatives generated an annual run rate of $35 million in sales in the third quarter of 2004, up from a run rate of $21 million in the third quarter of 2003. Barnes Distribution's Raymond business reported a 6% increase in sales in the third quarter of 2004 over the third quarter of 2003, largely driven by the general industrial recovery and new product introductions.

Barnes Distribution's operating profit for the third quarter of 2004 decreased $1.9 million, or 26.0%, from the comparable 2003 period. The third quarter of 2003 included a gain of $1.3 million on the sale of a distribution center and $0.9 million in severance costs. Barnes Distribution's third quarter 2004 operating profit was impacted by incremental expenses of $1.2 million related to strategic growth initiatives including investments in the sales organization. In addition, operating profit was adversely impacted by the shift in sales mix to lower margin large accounts, costs to address customer service level improvements and unfavorable LIFO inventory adjustments. These costs were partially offset by the realization of an estimated $1.2 million of incremental synergistic cost savings. Operating profit decreased 4.4% for the year-to-date period compared to the same period in 2003.

Outlook: The outlook for markets served by Barnes Distribution, specifically those we consider to be strategic growth initiatives, has continued to strengthen in the first nine months of 2004. Management is focused on strengthening the sales team in order to expand strategic growth initiatives. In the third quarter, Barnes Distribution reached the low end of our targeted customer service level and management anticipates further improvement which will have a positive impact on sales. Vendor supply issues related primarily to fasteners may negatively impact operating profit going forward. Management is actively seeking new offshore sources to mitigate any negative impact. Management anticipates that operating profit will continue to be positively impacted during the remainder of 2004 by higher sales volumes, full realization of the synergistic cost savings from the Kar acquisition and the absence of integration costs.

Associated Spring
	Three months ended September 30,				Nine months ended September 30,

(in millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change

Sales	$88.3	$81.1	$7.2	8.8%	$276.4	$252.8	$23.6	9.4%
Operating profit	4.1	4.9	(0.8)	(16.1)%	19.1	21.6	(2.5)	(11.5)%
Operating margin	4.6%	6.0%			6.9%	8.6%

Associated Spring's sales for the third quarter of 2004 were $88.3 million, an 8.8% increase, and were $276.4 million for the first nine months of 2004, a 9.4% increase. Third quarter 2004 sales for Associated Spring were positively impacted by sales in both the heavy truck and industrial products markets which grew 30%. DE-STA-CO, which the Company acquired in mid-September 2004, contributed approximately $1.3 million in sales during the third quarter of 2004. Additionally, the telecommunications and electronics markets posted sales increases in each of the past three quarters. Nitrogen gas springs sales were down slightly in the third quarter compared with the prior year period due in large part to a slowdown in the tool and die markets in Germany and Asia. On a year-to-date basis, sales increased 9.4%. This increase was the result of organic sales growth of 6.3%, with the most significant growth in the heavy truck and industrial products markets, which increased 27.2% and 19.9%, respectively, the incremental DE-STA-CO sales and foreign currency translation.

Associated Spring's operating profit was $4.1 million in the third quarter, down 16.1%. Operating profit decreased 11.5% to $19.1 million for the nine months ended September 30, 2004. The 2003 period included a charge of approximately $0.5 million for a building impairment. Third quarter, 2004 operating profit was negatively impacted by $1.8 million in incremental costs related to raw material price issues and an unfavorable LIFO inventory adjustment. Additionally, Associated Spring incurred $0.9 million of expenses for lean initiatives and customer warranty issues. On a year-to-date basis, the raw material price increases and unfavorable LIFO adjustments have reduced profitability by approximately $2.2 million and $0.8 million, respectively. Steel prices have continued to rise during the year. The Company has continued to attempt to secure alternative raw material suppliers. To date, the Company has been unsuccessful in recovering raw material pricing adjustments from certain customers, particularly in the transportation industry.

Outlook: For the remainder of 2004, sales in the light vehicle market are expected to be soft as OEMs continue to reduce inventories. However, sales in the industrial markets are anticipated to be positively impacted by an improving U.S. economy. Additionally, based on published data, sales of components for the heavy truck market are expected to remain robust. On the cost side, Associated Spring is facing continuing cost pressures from raw material suppliers, most notably steel, which may continue to negatively impact profit margins. In addition to the steel cost issues, worldwide steel supply, particularly for high-grade spring wire, has become increasingly challenging, a situation that is expected to continue into 2005. The Company is working aggressively with its customers to reach a mutually beneficial outcome in terms of sharing these costs and ensuring product availability. Further, the Company will be negotiating two labor agreements and one master pension and retiree healthcare agreement affecting three U.S. facilities, all of which agreements will expire in the first half of 2005. Any resulting cost increases or labor actions could negatively impact 2005 profit margins.

Barnes Aerospace
	Three months ended September 30,				Nine months ended September 30,

(in millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change

Sales	$51.7	$39.4	$12.3	31.2%	$154.5	$122.4	$32.1	26.2%
Operating profit	5.4	2.0	3.4	173.1%	15.2	7.3	7.9	107.9%
Operating margin	10.4%	5.0%			9.8%	6.0%

Barnes Aerospace's third quarter 2004 sales were $51.7 million, up 31.2%, while sales for the first nine months of 2004 were $154.5 million, up 26.2%. The third quarter sales increase reflects solid growth in aftermarket sales, which increased 84.2% and were driven by $2.7 million in sales from the RSPs and a 38.3% sales increase in the overhaul and repair business. Additionally, OEM sales increased 22.1%. The order backlog at Barnes Aerospace at the end of the third quarter of 2004 was $174.9 million, up 17.1% from $149.3 million at September 30, 2003. Orders generated in the third quarter, 2004 were $73.1 million, including $21.6 million in orders for a large commercial engine program, and $10.8 million of military orders. Additionally, during the third quarter of 2004, Barnes Aerospace entered into a long-term agreement with a European aerospace manufacturer giving the Company presence on two significant commercial aircraft.

Barnes Aerospace's operating profit was $5.4 million for the third quarter of 2004, more than double the $2.0 million in the 2003 period. Operating profit was positively impacted by the sharply higher aftermarket and OEM sales volume and the profit contribution from the RSPs. Partially offsetting these factors, Barnes Aerospace recorded incremental incentive compensation in the third quarter of 2004. Operating profit increased 107.9% to $15.2 million for the first nine months of 2004 compared with the same period in 2003 due to similar sales and profit contribution trends.

Outlook: Barnes Aerospace sales are expected to remain robust for the remainder of 2004 and into 2005 on the strength of sales from a large commercial engine program, higher military sales and the RSPs. Continuing high fuel prices may adversely impact near-term overhaul and repair sales as airlines divert cash from maintenance to fund higher fuel costs. Based upon published information, recovery in the sales of commercial aircraft is anticipated in 2006, which is expected to impact aerospace component suppliers such as Barnes Aerospace beginning in 2005.

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

The Company's ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow and working capital and anticipates that operating activities in 2004 will generate significant cash. This operating cash flow may be supplemented with external borrowings to meet near-term organic business expansion and the Company's current financial commitments. Any future acquisitions are expected to be financed through internal cash, borrowing, equity or a mix thereof.

Cash Flow
Nine months ended September 30,

(in millions)	2004	2003	$ Change	% Change

Operating activities	$22.5	$45.7	$(23.2)	(50.7)%
Investing activities	(66.1)	(70.3)	4.2	6.1%
Financing activities	27.5	55.5	(28.0)	(50.4)%
Exchange rate effect	--	4.0	(4.0)	(100.0)%

(Decrease) increase in cash	$(16.1)	$34.9	$(51.0)	(146.1)%

Operating activities provided $22.5 million in cash in the first nine months of 2004 compared to $45.7 million in the first nine months of 2003. In the first nine months of 2004, operating cash flows were impacted by a higher use of working capital, compared to the prior period. An investment in working capital was required to support the higher organic sales growth in 2004 including a higher investment in receivables particularly at Associated Spring and Barnes Aerospace and a higher investment in inventory at Barnes Distribution to enhance customer service levels.

Cash used by investing activities in the first nine months of 2004 included $27.5 million in participation fee payments related to the RSPs which are more fully discussed in Note 4 of the Notes to the Consolidated Financial Statements. These payments were funded with cash held outside the United States. As of September 30, 2004, the Company had a $32.5 million liability for participation fees under the RSPs which is included in accounts payable.

The payment schedule for the RSPs follows (in millions):

December 2003 (paid)	$17.5
March 2004 (paid)	15.0
July 2004 (paid)	12.5
October 2004	4.5
April 2005	14.5
July 2005	13.5

$77.5

Investing activities included the acquisitions of DE-STA-CO and Kar in 2004 and 2003, respectively. Capital expenditures in the first nine months of 2004 were $21.4 million compared to $11.4 million in 2003. The majority of this increase relates to investments in new, state-of-the-art distribution centers for Barnes Distribution in Dallas, Chicago and Ontario, Canada and to a lesser extent, expenditures for an Associated Spring manufacturing facility in Monterrey, Mexico, which is scheduled to open in the fourth quarter of 2004. For the Company in total, capital expenditures are expected to be in the high $20 million range for the year and include additional outlays related to the Associated Spring Monterrey, Mexico facility.

Cash from financing activities in the first nine months of 2004 included a net increase in borrowings of $42.7 million. Proceeds were used in part to finance operating activities in the U.S., particularly working capital requirements, as well as to fund capital expenditures, a portion of the DE-STA-CO acquisition and dividends. In 2003, the Company's public offering of its common stock provided proceeds of approximately $42.2 million that were used to reduce borrowings under its revolving credit facility. Cash dividends for the quarter remained at $0.20 per share. Total cash used to pay dividends increased in the first nine months of 2004 by $0.9 million, or 6.6%, over the comparable 2003 period to $13.9 million due to the increase in the number of shares outstanding. Cash from financing activities in 2003 included proceeds from additional borrowings under the revolving credit agreement that were used to fund the Kar acquisition.

At September 30, 2004, the Company held $33.7 million in cash and cash equivalents, nearly all of which are held by the Company's non-U.S. subsidiaries. Since the repatriation of this cash to the U.S. has historically had adverse tax consequences, the balances remain outside the U.S. to fund future international growth investments, including acquisitions and RSP participation fees. See Note 9 of the Notes to the Consolidated Financial Statements for discussion of the impact of the one-time favorable foreign dividend provisions of the recently enacted American Jobs Creation Act of 2004.

The Company maintains borrowing facilities with banks to supplement internal cash generation. During the second quarter of 2004, the Company amended and restated its revolving credit agreement with its banks. The amended and restated revolving credit agreement extended the maturity date until June 2009, increased the borrowing facility from $150.0 million to $175.0 million, decreased the interest rate to LIBOR plus a spread ranging from 0.8% to 1.4% depending on the Company's debt ratio at the time of the borrowing, and amended various financial and restrictive covenants. At September 30, 2004, $103.0 million was borrowed under the revolving credit agreement at an interest rate of 2.78%. The Company pays a facility fee, calculated on the full amount of the borrowing facility, at a rate ranging from 0.20% to 0.35%, depending on the Company's debt ratio at the end of each calendar quarter. The Company had $3.5 million of borrowings at an interest rate of 3.83% under uncommitted short-term bank credit lines at September 30, 2004.

Borrowing capacity is limited by various debt covenants in the revolving credit agreement. The most restrictive borrowing capacity covenant requires the Company to maintain a ratio of Total Debt to EBITDA, as defined in the revolving credit agreement, of not more than 3.25 times on September 30, 2004. The ratio requirement will decrease to 2.75 times on June 30, 2008. The actual ratio at September 30, 2004 was 2.78 times and would have allowed additional borrowings of $47.2 million.

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

Recent Accounting Changes

During the second quarter of 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits and also increases the disclosure regarding the effect of the federal subsidy provided by the Act. This FSP superseded FSP No. 106-1 and was effective for the Company in the third quarter of 2004. Management performed a measurement of the effects of the Act on the Company's accumulated postretirement benefit obligations. Management, along with the Company's actuaries, determined that, based on regulatory guidance currently available, benefits provided by certain of the Company's postretirement benefit plans were at least actuarially equivalent to Medicare Part D and, accordingly, the Company expects to be entitled to the Federal subsidy. See Note 8 of the Notes to the Consolidated Financial Statements for the disclosures required by the FSP.

During the second quarter of 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128, 'Earnings per Share'." The Issue, effective for fiscal periods beginning after March 31, 2004, defines a participating security and addresses how to treat participating securities in the calculation of earnings per share. Adoption of this consensus did not have an effect on the Company's financial position, results of operations or cash flows.

EBITDA

Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the first nine months of 2004 were $74.6 million, up 6.1% from $70.3 million in the 2003 period. EBITDA is a measurement not in accordance with generally accepted accounting principles ("GAAP"). The Company defines EBITDA as net income plus income taxes, interest expense and depreciation and amortization. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors. The Company's non-GAAP measure of EBITDA excludes income taxes, depreciation and amortization, and interest expense which the Company incurs in the normal course of business. Accordingly, the measurement has limitations depending on its use.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Nine months ended September 30,

	2004	2003

Net income	$30.1	$26.1
Add back:
Income taxes	8.0	6.3
Depreciation and amortization	25.2	25.7
Interest expense	11.3	12.2

EBITDA	$74.6	$70.3

Forward-looking Statements

This quarterly report may contain certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements. Investors are encouraged to consider these risks and uncertainties as described within the Company's periodic filings with the Securities and Exchange Commission, including the following: the ability of the Company to integrate newly acquired businesses and to realize acquisition synergies on schedule; changes in market demand for the types of products and services produced and sold by the Company; the Company's success in identifying, and attracting customers in, new markets; the Company's ability to develop new and enhanced products to meet customers' needs timely; the effectiveness of the Company's marketing and sales programs; product liability in excess of insurance coverages; increased competitive activities that could adversely affect customer demand for the Company's products; the availability of raw materials and at prices that allow the Company to make and sell competitive products; changes in economic, political and public health conditions, worldwide and in the locations where the Company does business; interest and foreign exchange rate fluctuations; and regulatory changes. The Company assumes no obligation to update any forward-looking statements contained in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the Company's exposure to market risk during the first nine months of 2004. For discussion of the Company's exposure to market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a)	Total Number of Shares (or Units) Purchased		(b)	Average Price Paid Per Share (or Unit)(2)	(c)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)

July 1-31, 2004		35,000			$25.09		35,000		508,978

August 1-31, 2004		496,071			$26.29		85,800		423,178

September 1-30, 2004		12,757			$27.05		---		423,178

Total		543,828	(1)		$26.23		120,800

(1) Other than 120,800 shares purchased in the third quarter of 2004 which were purchased as part of the Company's publicly announced plan, all acquisitions of equity securities during the third quarter of 2004 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity grants pursuant to those plans to pay through attestation of ownership for the exercise price and related income tax upon the exercise of options.

(2) The purchase price of a share of stock used for tax withholding is the market price on the date of the exercise of the option.

(3) The program was publicly announced on April 12, 2001 authorizing repurchase of up to 1 million shares of its common stock. During the third quarter of 2004, the Company continued to repurchase shares of its common stock in the open market.

Item 6. Exhibits

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

Barnes Group Inc.
(Registrant)

Date: November 5, 2004	/s/ WILLIAM C. DENNINGER

William C. Denninger Senior Vice President, Finance Chief Financial Officer (the principal Financial Officer)

Date: November 5, 2004	/s/ FRANCIS C. BOYLE, JR.

Francis C. Boyle, Jr. Vice President, Controller (the principal Accounting Officer)

EXHIBIT INDEX

Barnes Group Inc.

Quarterly Report on Form 10-Q
For Quarter Ended September 30, 2004
Exhibit No.	Description	Reference

15	Letter regarding unaudited interim financial information.	Filed with this report.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.