Form 10-Q
period 2005-03-31
BARNES GROUP INC
filed 2005-05-06
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The registrant had outstanding 23,461,096 shares of common stock as of May 4, 2005.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended March 31, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,

	2005	2004

		As Restated
		(See Note 4)

Net sales	$273,730	$247,228

Cost of sales	175,748	162,111
Selling and administrative expenses	76,888	69,411

	252,636	231,522

Operating income	21,094	15,706

Other income	262	698

Interest expense	4,167	3,802
Other expenses	369	130

Income before income taxes	16,820	12,472

Income taxes	4,037	2,861

Net income	$12,783	$9,611

Per common share:
Net income:
Basic	$.55	$.42
Diluted	.54	.40
Dividends	.20	.20

Average common shares outstanding:
Basic	23,300,210	22,975,586
Diluted	23,848,115	23,877,153

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31,	December 31,
	2005	2004

		As Restated
		(See Note 4)
Assets
Current assets
Cash and cash equivalents	$38,988	$36,335
Accounts receivable, less allowances (2005 - $2,821; 2004 - $2,727)	154,580	138,941
Inventories	148,100	136,960
Deferred income taxes	24,472	26,615
Prepaid expenses	15,431	12,244

Total current assets	381,571	351,095

Deferred income taxes	19,155	18,543

Property, plant and equipment	480,070	484,832
Less accumulated depreciation	(318,987)	(318,548)

	161,083	166,284

Goodwill	223,299	221,856
Other intangible assets, net	124,358	125,447
Other assets	53,025	53,737

Total assets	$962,491	$936,962

Liabilities and Stockholders' Equity
Current liabilities
Notes payable	$5,500	$ ---
Accounts payable	146,653	135,983
Accrued liabilities	72,125	79,039
Long-term debt - current	9,322	9,410

Total current liabilities	233,600	224,432

Long-term debt	267,395	258,635
Accrued retirement benefits	84,443	85,685
Other liabilities	18,035	17,686

Commitments and Contingencies (Note 11)

Stockholders' equity
Common stock - par value $0.01 per share
Authorized: 60,000,000 shares
Issued: 24,419,694 shares at par value	244	244
Additional paid-in capital	99,680	102,678
Treasury stock, at cost (2005 - 1,022,034 shares; 2004 - 1,190,949 shares)	(26,866)	(31,541)
Retained earnings	300,804	292,852
Accumulated other non-owner changes to equity	(14,844)	(13,709)

Total stockholders' equity	359,018	350,524

Total liabilities and stockholders' equity	$962,491	$936,962

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

Three months ended
March 31,

2005	2004

As Restated
(See Note 4)

Operating activities:
Net income	$12,783	$9,611
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	8,873	8,543
Gain on disposition of property, plant and equipment	(131)	(215)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(16,903)	(19,923)
Inventories	(12,425)	(3,544)
Prepaid expenses	(3,743)	(4,060)
Accounts payable	10,467	6,305
Accrued liabilities	(6,129)	(6,092)
Deferred income taxes	2,133	1,805
Long-term pension assets	(475)	(483)
Other	1,250	2,211

Net cash used by operating activities	(4,300)	(5,842)

Investing activities:
Proceeds from disposition of property, plant and equipment	367	1,674
Capital expenditures	(5,425)	(8,478)
Business acquisitions, net of cash acquired	(402)	---
Revenue sharing program payments	---	(15,000)
Other	(112)	(119)

Net cash used by investing activities	(5,572)	(21,923)

Financing activities:
Net change in other borrowings	6,331	(12,484)
Payments on long-term debt	(10,145)	(6,135)
Proceeds from the issuance of long-term debt	20,000	33,000
Proceeds from the issuance of common stock	828	1,740
Common stock repurchases	---	(47)
Dividends paid	(4,670)	(4,612)

Net cash provided by financing activities	12,344	11,462

Effect of exchange rate changes on cash flows	181	(1,211)

Increase (decrease) in cash and cash equivalents	2,653	(17,514)

Cash and cash equivalents at beginning of period	36,335	49,788

Cash and cash equivalents at end of period	$38,988	$32,274

Supplemental Disclosure of Cash Flow Information:
Non-cash financing and investing activities in 2004 include the acquisition of a $25.0 million intangible asset and the recognition of the corresponding liability in connection with an aftermarket revenue sharing program ("RSP").

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data.)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet as of March 31, 2005 and the related consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 2004, as restated, has been derived from the 2004 financial statements of Barnes Group Inc. (the "Company"). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

See Note 4 for discussion of the Company's change in the method of accounting for the cost of certain U.S. inventories as of January 1, 2005 and restatement of previously reported amounts.

Stock-Based Compensation

The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	Three months ended March 31,

	2005	2004

		As Restated

Net income, as reported	$12,783	$9,611
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	990	520
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2,269)	(1,530)

Pro forma net income	$11,504	$8,601

Net income per share:
Basic - as reported	$.55	$.42
Basic - pro forma	.49	.37

Diluted - as reported	.54	.40
Diluted - pro forma	.48	.35

The average fair value of options granted in the three months ended March 31, 2005 and 2004 was $4.95 and $5.40, respectively. The fair value of each stock option on the date of grant was estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three months ended March 31,

	2005	2004

Risk-free interest rate	3.67%	2.39%
Expected life (years)	2.9	3.6
Expected volatility	30%	30%
Expected dividend yield	3.00%	3.00%

2. Net Income Per Common Share

For the purpose of computing diluted net income per share, the weighted-average number of shares outstanding was increased by 547,905 and 901,567 for the three-month periods ended March 31, 2005 and 2004, respectively, for the potential dilutive effects of stock-based incentive plans. As of March 31, 2005, there were 3,690,626 options for shares of common stock outstanding of which 2,055,415 were considered dilutive. As of March 31, 2004, there were 3,644,803 options for shares of common stock outstanding of which 3,200,497 were considered dilutive. There were no adjustments to net income for the purposes of computing income available to common stockholders for those periods.

3. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from the investment by, and distributions to, stockholders. For the Company, comprehensive income includes net income and other non-owner changes to equity, which comprise foreign currency translation adjustments and deferred gains and losses related to certain derivative instruments.

Statements of Comprehensive Income
(Unaudited)

For the three months ended March 31,	2005	2004

		As Restated

Net income	$12,783	$9,611
Unrealized gains (losses) on hedging activities, net of income taxes	332	(237)
Foreign currency translation adjustments	(1,467)	(2,715)

Comprehensive income	$11,648	$6,659

4. Inventories

The components of inventories consisted of:

	March 31,	December 31,
	2005	2004

		As Restated

Finished goods	$94,627	$93,928
Work-in-process	29,510	23,919
Raw material and supplies	23,963	19,113

	$148,100	$136,960

As of January 1, 2005, the Company changed the method of determining the cost of certain U.S. inventories which previously utilized the last-in, first-out method ("LIFO") to the first-in, first-out method ("FIFO"). The change was made as the FIFO method more accurately reflects the replacement cost of inventory. The Company has operated in a low inflationary environment, and frequently a deflationary environment, for a number of years, thus reducing any potential advantages of the LIFO method in matching current revenues with current costs. Additionally, the change enhances the comparability of the Company's financial statements with its peers' as FIFO is the predominant method utilized in its industry. As a result, all inventories are now valued at the lower of cost, determined on a FIFO basis, or market. All previously reported results have been restated to reflect the retroactive application of the accounting change as required by APB Opinion No. 20, "Accounting Changes." As a result of the change in accounting, the following amounts were restated.

	As Previously Reported	LIFO Adjustment	As Restated

December 31, 2004
Inventories	$122,894	$14,066	$136,960
Deferred income tax asset - current	25,515	1,100	26,615
Deferred income tax asset - long-term	25,070	(6,527)	18,543
Stockholders' equity	341,885	8,639	350,524

Three months ended March 31, 2004
Cost of sales	$162,060	$51	$162,111
Income taxes	2,880	(19)	2,861
Net income	9,643	(32)	9,611
Net income per common share - basic	0.42	---	0.42
Net income per common share - diluted	0.40	---	0.40

Year ended December 31, 2004
Cost of sales	$654,572	$(1,668)	$652,904
Income taxes	7,958	643	8,601
Net income	33,401	1,025	34,426
Net income per common share - basic	1.45	.04	1.49
Net income per common share - diluted	1.40	.04	1.44

Year ended December 31, 2003
Cost of sales	$576,835	$166	$577,001
Income taxes	5,353	(64)	5,289
Net income	33,015	(102)	32,913
Net income per common share - basic	1.54	(.01)	1.53
Net income per common share - diluted	1.49	---	1.49

Year ended December 31, 2002
Cost of sales	$530,004	$568	$530,572
Income taxes	5,960	(219)	5,741
Net income	27,151	(349)	26,802
Net income per common share - basic	1.45	(.02)	1.43
Net income per common share - diluted	1.42	(.02)	1.40

Year ended December 31, 2001
Cost of sales	$519,536	$148	$519,684
Income taxes	4,338	(57)	4,281
Net income	19,121	(91)	19,030
Net income per common share - basic	1.03	---	1.03
Net income per common share - diluted	1.01	---	1.01

5. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company for the period ended March 31, 2005:

	Barnes Distribution	Associated Spring	Barnes Aerospace	Total Company

January 1, 2005	$113,472	$77,598	$30,786	$221,856
Goodwill acquired, net of adjustments	---	1,543	---	1,543
Foreign currency translation	(100)	---	---	(100)

March 31, 2005	$113,372	$79,141	$30,786	$223,299

In the first quarter of 2005, changes in the goodwill recorded at Associated Spring related to purchase price adjustments and the completion of the valuation of fixed assets acquired in the third quarter 2004 acquisition of DE-STA-CO Manufacturing ("DE-STA-CO"). The purchase price allocation of this acquisition is subject to finalization of the valuation of certain assets and liabilities. As a result, preliminary amounts assigned to assets and liabilities are subject to revision in future periods.

Other Intangible Assets:
Other intangible assets consisted of:

	March 31, 2005		December 31, 2004

Range of Life (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Amortized intangible assets:
Revenue sharing programs	Up to 30	$98,500	$(895)	$98,500	$(633)
Customer lists/relationships	10	12,260	(2,516)	12,260	(2,199)
Patents, trademarks/trade names	5-30	11,128	(2,250)	11,128	(2,078)
Other	4.5-10	1,750	(446)	1,750	(416)

		123,638	(6,107)	123,638	(5,326)

Foreign currency translation		1,738	---	2,046	---
Unamortized intangible pension asset		5,089	---	5,089	---

Other intangible assets		$130,465	$(6,107)	$130,773	$(5,326)

Amortization of intangible assets is expected to be approximately $3,400 in each of the years 2005 - 2009.

6. Business Reorganization

Business reorganization accruals are included in accrued liabilities. In connection with the acquisition of the assets of Curtis Industries, Inc. in May 2000, the Company recorded certain exit costs. As of March 31, 2005, the remaining balance of $405 related to future lease payments which will continue through the remaining terms of the leases ending in 2013.

In connection with the acquisition of Kar Products, LLC and certain assets of a related company, A.&H. Bolt & Nut Company Ltd. ("Kar") in February 2003, the Company recorded certain costs. The Company's reorganization plan included combining the headquarters functions and consolidating warehousing and distribution centers. The accruable integration costs were primarily related to lease consolidations and employee severance payments for reductions primarily in administrative and warehouse personnel. During the first quarter of 2005, $666 of the accrual was utilized. As of March 31, 2005, the remaining balance of $292 related to future lease payments.

7. Debt

In January 2005, the Company entered into three forward currency exchange contracts related to its term loan facility with The Development Bank of Singapore Limited. These contracts effectively convert the remaining two interest payments of Yen 25.8 million and Yen 25.2 million which are due on June 30, 2005 and December 30, 2005, respectively, and one interest and principal payment of Yen 111.4 million due in June 2006 to Singapore dollar payments. The forward contracts are cash flow hedges. The fair value of these forward contracts, in the aggregate, at March 31, 2005 was a liability of $44.

8. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expense consisted of the following:

			Other Post-Retirement Benefits
	Pensions

For the three months ended March 31,	2005	2004	2005	2004

Service cost	$2,783	$2,447	$338	$226
Interest cost	4,883	4,854	1,115	1,403
Expected return on plan assets	(7,851)	(7,577)	---	---
Amortization of transition assets	(3)	(3)	---	---
Amortization of prior service cost	285	292	121	117
Recognized losses	252	157	242	464
Curtailment	(466)	---	---	---

Net periodic benefit cost (credit)	$(117)	$170	$1,816	$2,210

9. Income Taxes

It is currently management's intention to continue to indefinitely reinvest undistributed foreign earnings of its international subsidiaries. However, management is currently evaluating the impact of the one-time favorable foreign dividend provisions enacted as part of the American Jobs Creation Act of 2004.

10. Information on Business Segments

The following table sets forth information about the Company's operations by its three reportable business segments:

For the three months ended March 31,	2005	2004

		As Restated
Net Sales
Barnes Distribution	$113,618	$106,524
Associated Spring	109,540	93,536
Barnes Aerospace	53,653	49,494
Intersegment sales	(3,081)	(2,326)

Total net sales	$273,730	$247,228

Operating profit
Barnes Distribution	$5,935	$4,045
Associated Spring	9,366	7,562
Barnes Aerospace	5,793	4,492

Total operating profit	21,094	16,099

Interest income	145	287
Interest expense	(4,167)	(3,802)
Other expense	(252)	(112)

Income before income taxes	$16,820	$12,472

The Company evaluates the performance of its reportable segments based on the operating profit of the respective business, which includes net sales, cost of sales, selling and administrative expenses and certain components of other income and other expenses, as well as an allocation of corporate expenses. As of January 1, 2005, the Company prospectively adjusted its method of allocating corporate expenses to better reflect the allocation of Corporate resources to Barnes Aerospace in connection with the aftermarket RSPs. Management believes this method provides a more reasonable allocation of costs. This resulted in the allocation of additional expenses to the Barnes Aerospace segment.

During the fourth quarter of 2004, the Company recorded pre-tax charges of $2,184 related to actions needed to offset higher raw material costs at Associated Spring. These charges related mainly to personnel reductions whereby the workforce at Associated Spring was reduced by approximately 4%. During 2005, Associated Spring recorded $200 of additional severance and benefit costs related to this action. Associated Spring paid $800 in severance and benefits in the first quarter of 2005 with $1,580 remaining to be paid through the severance term.

During the fourth quarter of 2004, the Company recorded pre-tax charges of $1,298 to enable the realization of benefits from the Kar integration and improved customer service levels at Barnes Distribution. These charges related mainly to personnel reductions whereby the workforce at Barnes Distribution was reduced by approximately 3%. Barnes Distribution paid $386 in severance and benefits in the first quarter of 2005 with $797 remaining to be paid through the severance term.

11. Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of products. From time to time, the Company is subject to customer claims with respect to product warranties. A customer of Associated Spring has asserted that the Company is responsible for product warranty liabilities currently approximating $2,700, which amount includes the value of replacement parts and consequential damages. The Company's stated warranty is limited to replacement parts, the cost of which is not deemed significant. Management cannot predict the final outcome of this claim at this time. In addition, Associated Spring is a subcontractor to an original equipment manufacturer ("OEM") which has alleged that the Company's product did not comply with specifications and has resulted in a warranty recall campaign. The Company believes it is in compliance with the OEM's part specifications. While no claim has been asserted, management expects the OEM will seek some payment from the Company. The amount of any such payment cannot be estimated, and management cannot predict the final outcome at this time.

Income Taxes

In the normal course of business, the Company and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service ("IRS"). The IRS is currently reviewing the Company for tax years 2000 through 2002. The Company currently has one disputed IRS tax issue with a potential tax cost of approximately $16,500. The Company and its advisors believe the Company will prevail on this issue. Any additional impact on the Company's liability for income taxes cannot presently be determined.

12. Subsequent Event

On April 25, 2005, the Company agreed to terminate its 45% investment in NHK-Associated Spring Suspension Components Inc. ("NASCO"). The Company sold its common stock in NASCO to its joint venture partner, NHK Spring Co., Ltd. of Japan for $18,600. This sale closed on May 3, 2005 and will generate an after-tax gain of approximately $4,000.

__________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month periods ended March 31, 2005 and 2004, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 4, 2005 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, (the "1933 Act") for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the 1933 Act.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of March 31, 2005 and the related consolidated statements of income and of cash flows for each of the three-month periods ended March 31, 2005 and 2004. This interim financial information is the responsibility of the Company's management.

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

As discussed in Note 4 to the consolidated financial information, the Company changed its method for determining the cost of certain U.S. inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method effective January 1, 2005. All prior periods have been restated.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, of stockholders' equity and of cash flows for the year then ended, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004; and in our report dated February 25, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management's assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2004, as restated, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP Hartford, Connecticut May 4, 2005

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Please refer to the Overview found in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. This Overview sets forth key management objectives and key performance indicators used by management as well as key industry and economic data tracked by management.

Restatement

All financial information presented has been restated to reflect the Company's change, as of January 1, 2005, in the method of determining the cost of certain U.S. inventories from the LIFO method to the FIFO method. See Note 4 of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further discussion of the impact of this restatement.

First Quarter 2005 Highlights

In the first quarter, the Company achieved record sales of $273.7 million, an increase of 10.7% from 2004, driven in large part by organic sales growth in all three segments.

Operating income increased 34.3% as a result of profitability improvements in all three business segments.

Net income rose 33.0% to a record $12.8 million and diluted net income per share increased 35.0% to $0.54 for the quarter.

RESULTS OF OPERATIONS

Sales

Three months ended March 31,

(in millions)	2005	2004	$ Change	% Change

Barnes Distribution	$113.6	$106.5	$7.1	6.7%
Associated Spring	109.5	93.5	16.0	17.1%
Barnes Aerospace	53.7	49.5	4.2	8.4%
Intersegment sales	(3.1)	(2.3)	(0.8)	(32.5)%

Total	$273.7	$247.2	$26.5	10.7%

The Company reported net sales of $273.7 million in the first quarter 2005, an increase of $26.5 million or 10.7%, of which $14.8 million or 6.0% resulted from organic sales growth. All three operating segments contributed to this sales growth. In addition to organic sales growth, Associated Spring reported $8.4 million of incremental sales relating to the September, 2004 acquisition of DE-STA-CO while the strengthening of foreign currencies against the U.S. dollar, primarily in Europe and Canada, contributed approximately $3.3 million of incremental sales to the Associated Spring and Barnes Distribution segments.

Expenses and Operating Income

Three months ended March 31,

(in millions)	2005	2004	$ Change	% Change

As Restated

Cost of sales	$175.7	$162.1	$13.6	8.4%
% sales	64.2%	65.5%
Gross profit	$98.0	$85.1	$12.9	15.1%
% sales	35.8%	34.5%
Selling and administrative expenses	$76.9	$69.4	$7.5	10.8%
% sales	28.1%	28.1%
Operating income	$21.1	$15.7	$5.4	34.3%
% sales	7.7%	6.4%

Operating income was $21.1 million in the first quarter of 2005, an increase of 34.3% as a result of higher profitability at all operating segments, as more fully discussed in the Financial Performance by Business Segment section below. Operating income margin improved to 7.7% from 6.4% a year ago. Barnes Distribution's gross profit margins improved over 2004 in part due to the absence of costs incurred in 2004 related to the Kar integration efforts and customer service issues. Associated Spring's gross profit margins improved due to productivity improvements, while Barnes Aerospace reported higher gross margins primarily as a result of higher sales levels from the aftermarket RSPs. Selling and administrative expenses remained at 28.1% of sales in the quarter.

Other Income/Expense

Other income, net of other expenses, decreased $0.7 million reflecting $0.1 million of lower interest income and $0.3 million of lower equity income from the Company's joint venture investment in NASCO. Interest expense increased in 2005 by 9.6%, a function of higher effective borrowing rates on the Company's revolving credit facility and money-market borrowings combined with higher average borrowings, a result of increased working capital needs driven by higher sales.

Income Taxes

The Company's effective tax rate for the first quarter of 2005 was 24.0%, compared with 22.9% in the first quarter of 2004 and 20.0% for the full year 2004. The increase in the first quarter 2005 tax rate over the full year 2004 rate is due in large part to the higher mix of U.S. income projected for 2005 which is subject to higher tax than income generated by the Company's foreign operations. The Company expects the tax rate to remain in the mid-20% range in the medium term. The major item impacting the future tax rate is the mix of income between U.S. and foreign operations.

In the normal course of business, the Company and its subsidiaries are examined by various tax authorities, including the IRS. The IRS is currently reviewing the Company for the tax years 2000 through 2002. The Company currently has one disputed IRS tax issue with a potential tax cost of approximately $16.5 million. The Company and its advisors believe the Company will prevail on this issue. Any additional impact on the Company's liability for income taxes cannot presently be determined, but the Company believes the outcome will not have a material impact on its financial statements.

Net Income and Net Income Per Share

Three months ended March 31,

(in millions, except per share)	2005	2004	$ Change	% Change

As Restated

Net income	$12.8	$9.6	$3.2	33.0%
Net income per share:
Basic	$0.55	$0.42	$0.13	31.0%
Diluted	0.54	0.40	0.14	35.0%

Both basic and diluted net income per share increased in line with the increase in net income. Basic average shares outstanding increased slightly as a result of shares issued for stock compensation awards while diluted average shares outstanding decreased slightly due in large part to the impact of the decline in the Company's per share market price.

Financial Performance by Business Segment

Barnes Distribution

Three months ended March 31,

(in millions)	2005	2004	$ Change	% Change

As Restated

Sales	$113.6	$106.5	$7.1	6.7%
Operating profit	5.9	4.0	1.9	46.7%
Operating margin	5.2%	3.8%

Barnes Distribution achieved record sales of $113.6 million in the first quarter of 2005, a 6.7% increase over the first quarter of 2004. Excluding the positive impact of foreign exchange translation on sales of approximately $1.4 million, sales at Barnes Distribution grew $5.7 million, or 5.3%, over the first quarter of 2004. This organic growth was driven in large part by the positive results in the U.S. from Barnes Distribution's strategic growth initiatives. Daily sales average in the U.S. increased for the fifth consecutive quarter as a result of increases in order values, improvements in customer service levels and higher pricing. Barnes Distribution's Raymond business reported a slight increase in sales in the first quarter of 2005.

Barnes Distribution's operating profit for the first quarter of 2005 increased 46.7% over 2004 driven primarily by higher sales volume in the U.S and improved gross margins. Higher selling prices combined with warehouse productivity contributed to improvements in gross margins. Operating profits in 2004 were adversely impacted by approximately $1.8 million of integration and other costs related to improving customer service levels which did not recur in 2005. The recent personnel reductions generated savings of approximately $0.4 million. In addition, Barnes Distribution realized a pension curtailment gain of $0.5 million. Offsetting these operating profit improvements, Barnes Distribution incurred increased product costs during the first quarter of 2005, the majority of which was recovered through price increases to customers, and higher personnel costs, including sales commissions.

Outlook: Management believes the markets served by Barnes Distribution, particularly the domestic market, will continue to grow throughout 2005. Management is focused on its strategic growth initiatives with an emphasis on targeting large and regional customers and expanding business with Tier 2 customers. Operating profits should continue to improve through 2005 based on higher sales volume and the benefits of the integration and operational improvements. Additionally, the recent personnel reductions are expected to generate annualized savings of approximately $1.7 million. Management believes that vendor supply issues, related mainly to availability of steel, have improved from 2004.

Associated Spring

Three months ended March 31,

(in millions)	2005	2004	$ Change	% Change

As Restated

Sales	$109.5	$93.5	$16.0	17.1%
Operating profit	9.4	7.6	1.8	23.9%
Operating margin	8.6%	8.1%

Associated Spring reported record sales of $109.5 million for the first quarter of 2005, a 17.1% increase over the first quarter of 2004. The increase was driven by $8.4 million in incremental sales from the DE-STA-CO acquisition, $5.7 million in organic sales growth and approximately $1.9 million related to the positive impact of foreign currency translation, primarily in Europe, Brazil and Canada. This increase in sales came from most of Spring's major market segments and particularly the industrial products market, where sales grew 29.3% as a result of the recent acquisition of the reed valve business and an improving U.S. economy, and the light vehicle market where sales, including the reed valve business, increased 11.8% despite the fact that production among the domestic automakers has declined. Nitrogen gas spring products recorded year-over-year sales improvements on solid activity in Europe and Canada. Increases also came in the heavy truck market. During the first quarter of 2005, Associated Spring made its first shipments from the recently opened manufacturing facility in Monterrey, Mexico.

Associated Spring's first quarter 2005 operating profit increased mainly due to the higher sales. Operating profit also benefited from the absence of additional spending at two facilities related to capacity issues in 2004 and approximately $0.3 million in savings from the recent personnel reductions. During the first quarter of 2005, incremental raw material price increases from vendors adversely impacted operating profit; however, much of the incremental costs were recovered through price increases and other initiatives which resulted in net incremental costs of approximately $0.7 million. Additionally, operating profit was negatively impacted by approximately $0.6 million related to the start-up of the Monterrey, Mexico facility and lower equity income from NASCO. Associated Spring is currently negotiating certain labor and union pension and retiree healthcare agreements which have expired or will expire in the first half of 2005 and has incurred approximately $0.4 million in related professional fees.

Outlook: An improving U.S. economy has positively impacted sales of products to industrial customers and management believes this is expected to continue through 2005. Management expects near-term growth in other markets including the heavy truck, telecommunications and electronics, and nitrogen gas spring markets. Management expects growth in light vehicle sales as a larger concentration of Associated Spring's business shifts to transplant automakers and the light vehicle reed valve business. Operating profits will be positively impacted by the recent personnel reductions which are expected to generate annualized savings of approximately $3.6 million. Raw material pricing and availability issues, particularly for steel, continue to affect operating profits. Associated Spring has offset some of the higher costs through cost sharing programs with customers and savings from the personnel reductions. Management will continue to monitor raw material supply in an effort to ensure future availability. Additionally, any cost increases or labor actions resulting from current labor and union pension and retiree healthcare negotiations could negatively impact profit margins going forward.

Barnes Aerospace

Three months ended March 31,

(in millions)	2005	2004	$ Change	% Change

As Restated

Sales	$53.7	$49.5	$4.2	8.4%
Operating profit	5.8	4.5	1.3	29.0%
Operating margin	10.8%	9.1%

Barnes Aerospace's first quarter 2005 sales were $53.7 million, an increase of 8.4% over the first quarter of 2004. The sales increase reflects continued growth in aftermarket sales, which increased 44.9% and were driven by $2.2 million in increased aftermarket RSP sales and an increase in overhaul and repair sales of $1.9 million mainly in Asia. Original equipment manufacturer ("OEM") sales increased slightly over the first quarter of 2004. The order backlog at Barnes Aerospace at the end of the first quarter of 2005 was $229.1 million, up from $193.8 million at December 31, 2004. Orders generated in the first quarter of 2005 were $88.9 million of which approximately $16 million related to extended customer order lead-times driven by raw material availability. Included in the 2005 orders were $18.2 million in orders for a large commercial engine program and $18.0 million of military orders.

Barnes Aerospace's first quarter 2005 operating profit increased 29.0% over the same period in 2004. Operating profit was positively impacted by the profit contribution from the aftermarket RSPs and the impact of the increase in the historically higher-margin repair and overhaul sales.

Outlook: Management expects sales at Barnes Aerospace in 2005 to improve over 2004 on the strength of sales from a large commercial engine program, higher military sales and the aftermarket RSPs. Additionally, Aerospace's overhaul and repair business is continuing to expand its business in Asia. The OEM business continues to build backlog with strong orders which are anticipated to favorably impact sales as backlog is relieved. Continuing high fuel prices may adversely affect near-term aftermarket sales as airlines defer heavy maintenance to offset higher fuel costs. Management continues to monitor raw material availability, particularly for titanium. Higher costs for titanium and other raw materials could negatively impact sales and profits in the future.

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

The Company's ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow and working capital and anticipates that operating activities in 2005 will generate significant cash. This operating cash flow may be supplemented with external borrowings to meet near-term organic business expansion and the Company's current financial commitments. Any future acquisitions are expected to be financed through internal cash, borrowing or equity, or a combination thereof.

Cash Flow

Three months ended March 31,

(in millions)	2005	2004	$ Change	% Change

As Restated

Operating activities	$(4.3)	$(5.8)	$1.5	26.4%
Investing activities	(5.5)	(21.9)	16.4	74.6%
Financing activities	12.3	11.4	0.9	7.7%
Exchange rate effect	0.2	(1.2)	1.4	NM *

Increase (decrease) in cash	$2.7	$(17.5)	$20.2	NM *

*NM - not meaningful

Operating activities used $4.3 million in cash in the first three months of 2005 compared to $5.8 million in the first quarter of 2004. Compared to the first quarter of 2004, operating cash flows in the 2005 period were positively impacted by the improvement in net income, offset in part by a higher use of working capital. The additional investment in working capital in 2005 was required to support sales growth. In particular, investments in working capital included higher investments in inventory at Associated Spring and Barnes Aerospace relative to the prior period.

Cash used by investing activities in the first quarter of 2005 decreased from the 2004 period due primarily to $15.0 million of participation fee payments related to the aftermarket RSPs which were paid in the 2004 period. No participation fees were paid in the first quarter of 2005. At March 31, 2005, the Company has a $49.0 million liability for participation fees under the aftermarket RSPs which is included in accounts payable and will be paid mainly using cash generated outside of the U.S. The remaining payment schedule for the RSPs follows (in millions):

April 2005	$23.0
July 2005	13.5
December 2005	12.5

$49.0

Capital expenditures in the first quarter of 2005 were $5.4 million compared to $8.5 million in the first quarter of 2004. The higher level of expenditures in 2004 related to investments in state-of-the-art distribution centers in Dallas, Chicago and Ontario, Canada. For the Company in total, capital expenditures are expected to be in the $29 - $33 million range for the full year 2005.

Cash from financing activities in the first quarter 2005 included a net increase in borrowings of $16.2 million compared to an increase of $14.4 million in the 2004 period. Proceeds in both periods were used to finance operating activities in the U.S., particularly working capital requirements, as well as to fund capital expenditures and dividends. Cash dividends remained at $0.20 per share. Total cash used to pay dividends increased in the first quarter 2005 by $0.1 million over the comparable 2004 period to $4.7 million due to the slight increase in the number of shares outstanding.

At March 31, 2005, the Company held $39.0 million in cash and cash equivalents, nearly all of which are held outside of the U.S. Since the repatriation of this cash to the U.S. could have adverse tax consequences, the balances remain outside the U.S. to fund future international growth investments, including acquisitions and aftermarket RSP participation fees. Management is currently evaluating the impact of the one-time favorable foreign dividend provisions enacted as part of the American Jobs Creation Act of 2004. It is currently management's intention to continue to indefinitely reinvest undistributed foreign earnings of its international subsidiaries.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At March 31, 2005, $108.0 million was borrowed at an interest rate of 3.99% under the Company's $175.0 million borrowing facility which matures in June 2009. The Company had $5.5 million of borrowings under uncommitted short-term bank credit lines at March 31, 2005.

Borrowing capacity is limited by various debt covenants in the revolving credit agreement. The most restrictive borrowing covenant requires the Company to maintain a ratio of Total Debt to EBITDA, as defined in the revolving credit agreement, of not more than 3.25 times at March 31, 2005. The ratio requirement will decrease to 2.75 times on June 30, 2008. The actual ratio at March 31, 2005 was 2.74 times and would have allowed additional borrowings of $52.5 million.

The Company believes its credit facilities, coupled with cash generated from operations, are adequate for its anticipated future requirements.

OTHER MATTERS

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The most significant areas involving management judgments and estimates are described in Management's Discussion and Analysis of Financial Conditions and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes to such judgments and estimates other than the Inventories policy which has been revised to reflect the Company's change in the method of valuing its inventories from LIFO to FIFO. Actual results could differ from those estimates.

Recent Accounting Changes

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." This Statement amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material and requires that those items be recognized as current-period charges. Additionally, the Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for inventory costs incurred by the Company in 2006. The Company is currently evaluating the impact this Statement will have on the Company's financial position, results of operations and cash flows.

In December 2004, the FASB issued a revision to FASB No. 123. SFAS No. 123R, "Share-Based Payment," focuses primarily on the accounting for transactions in which a company obtains employee services in exchange for stock options or share-based payments. Currently, the Company grants stock options and other equity-based compensation to its employees which are accounted for under APB No. 25 and discloses the pro forma effect of compensation expense had the Company applied the provisions of SFAS No. 123 in Note 1 of the Notes to the Consolidated Financial Statements of this Quarterly Report. Under SFAS No. 123R, the Company will be required to record this compensation expense in the Company's results of operations. In March 2005, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment," which expresses the views of the SEC staff regarding the application of SFAS No. 123R and interpretive guidance. Additionally, the SEC recently approved a new rule which delays the effective date of SFAS No. 123R for public companies. As such, this Statement will be effective for the Company beginning in the first quarter of 2006. The Company is currently evaluating its transition alternatives and the effect of this Statement on the Company, which will be dependent in large part upon future equity-based grants. Management believes the impact upon adoption will be significantly lower than the historical amounts disclosed in Note 1 of the Notes to the Consolidated Financial Statements of this Quarterly Report based on anticipated changes to the structure of the equity-based compensation program.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and / or method of settlement are conditional on a future event that may or may not be within the control of the entity. This Interpretation also clarifies the timing and estimation of fair value as it relates to an asset retirement obligation. This Interpretation is effective for the Company for the year ending December 31, 2005. The Company is currently evaluating the impact this Interpretation will have on the Company's financial position, results of operations and cash flows.

EBITDA

Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the first quarter of 2005 were $29.9 million compared to $24.8 million in the first quarter of 2004. EBITDA is a measurement not in accordance with generally accepted accounting principles ("GAAP"). The Company defines EBITDA as net income plus income taxes, interest expense and depreciation and amortization. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors. The Company's non-GAAP measure of EBITDA excludes income taxes, depreciation and amortization, and interest expense which the Company incurs in the normal course of business. Accordingly, the measurement has limitations depending on its use.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Three months ended March 31,

	2005	2004

		As Restated

Net income	$12.8	$9.6
Add back:
Income taxes	4.0	2.9
Depreciation and amortization	8.9	8.5
Interest expense	4.2	3.8

EBITDA	$29.9	$24.8

Forward-looking Statements

This quarterly report may contain certain forward-looking statements as defined in the Private Securities Litigation and Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements. Investors are encouraged to consider these risks and uncertainties as described within the Company's periodic filings with the Securities and Exchange Commission including the following: the ability of the Company to integrate newly acquired businesses and to realize acquisition synergies on schedule; changes in market demand for the types of products and services produced and sold by the Company; the Company's success in identifying and attracting customers in new markets; the Company's ability to develop new and enhanced products to meet customers' needs timely; the effectiveness of the Company's marketing and sales programs; uninsured claims; increased competitive activities that could adversely affect customer demand for the Company's products; the availability of raw materials at prices that allow the Company to make and sell competitive products; changes in economic, political and public health conditions worldwide and in the locations where the Company does business; interest and foreign exchange rate fluctuations; and regulatory changes. The Company assumes no obligation to update any forward-looking statements contained in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the Company's exposure to market risk during the first three months of 2005. For discussion of the Company's exposure to market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(e) Issuer Purchases of Equity Securities

Period	(a)	Total Number of Shares (or Units) Purchased		(b)	Average Price Paid Per Share (or Unit)	(c)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)

January 1-31, 2005		---		$	---		---		410,978

February 1-28, 2005		420,763			$26.21		---		410,978

March 1-31, 2005		11,706			$27.02		---		410,978

Total		432,469	(1)		$26.23		---

(1) All acquisitions of equity securities during the first quarter of 2005 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity grants pursuant to those plans to pay through attestation of ownership for the exercise price and related income tax upon exercise of options. The purchase price of a share of stock used for tax withholding is the market price on the date of the exercise of the option.

(2) The program was publicly announced on April 12, 2001 authorizing repurchase of up to 1 million shares of its common stock. The Company did not repurchase any of its common stock in the open market during the first quarter of 2005.

Item 6. Exhibits

(a) Exhibits
Exhibit 10.1	Executive Compensation.
Exhibit 10.2	Executive Compensation.
Exhibit 15	Letter regarding unaudited interim financial information.
Exhibit 18	Letter of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, regarding Change in Accounting Principles.
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date May 6, 2005	/s/ WILLIAM C. DENNINGER

William C. Denninger Senior Vice President, Finance Chief Financial Officer (the principal Financial Officer)

Date May 6, 2005	/s/ FRANCIS C. BOYLE, JR.

Francis C. Boyle, Jr. Vice President, Controller (the principal Accounting Officer)

EXHIBIT INDEX

Barnes Group Inc.

Quarterly Report on Form 10-Q
For Quarter ended March 31, 2005
Exhibit No.	Description	Reference

10.1*	Executive Compensation	Incorporated by reference to Item 1.01 of Form 8-K filed by the Company on March 11, 2005.
10.2*	Executive Compensation	Incorporated by reference to Item 1.01 of Form 8-K/A filed by the Company on April 1, 2005.
15	Letter regarding unaudited interim financial information.	Filed with this report.
18	Letter of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, regarding Change in Accounting Principles.	Filed with this report.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.

*Management contract or compensatory plan or arrangement.