Form 10-Q
period 2005-06-30
BARNES GROUP INC
filed 2005-08-05
CIK 9984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(860) 583-7070

Registrant’s telephone number, including area code

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

The registrant had outstanding 23,637,948 shares of common stock as of August 2, 2005.

Barnes Group Inc.

Index to Form 10-Q

For the Quarterly Period Ended June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		As Restated (See Note 4)		As Restated (See Note 4)
Net sales	$280,520	$251,951	$554,250	$499,179

Cost of sales	178,754	164,228	354,502	326,339
Selling and administrative expenses	77,906	69,906	154,794	139,317

	256,660	234,134	509,296	465,656

Operating income	23,860	17,817	44,954	33,523

Other income	9,270	708	9,532	1,406

Interest expense	4,338	3,704	8,505	7,506
Other expenses	173	128	542	258

Income before income taxes	28,619	14,693	45,439	27,165
Income taxes	9,887	3,390	13,924	6,251

Net income	$18,732	$11,303	$31,515	$20,914

Per common share:
Net income:
Basic	$.80	$.49	$1.35	$.91
Diluted	.77	.47	1.31	.88
Dividends	.20	.20	.40	.40

Average common shares outstanding:
Basic	23,489,701	23,125,859	23,395,479	23,050,722
Diluted	24,233,729	23,870,324	24,041,453	23,873,745

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
		As Restated (See Note 4)
Assets
Current assets
Cash and cash equivalents	$32,258	$36,335
Accounts receivable, less allowances (2005 - $2,903; 2004 - $2,727)	163,127	138,941
Inventories	149,233	136,960
Deferred income taxes	23,383	26,615
Prepaid expenses	14,841	12,244

Total current assets	382,842	351,095

Deferred income taxes	14,148	18,543

Property, plant and equipment	479,827	484,832
Less accumulated depreciation	(322,475)	(318,548)

	157,352	166,284
Goodwill	223,051	221,856
Other intangible assets, net	141,651	125,447
Other assets	44,075	53,737

Total assets	$963,119	$936,962

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$2,000	$—
Accounts payable	138,174	135,983
Accrued liabilities	77,083	79,039
Long-term debt – current	9,214	9,410

Total current liabilities	226,471	224,432

Long-term debt	258,742	258,635
Accrued retirement benefits	84,825	85,685
Other liabilities	17,139	17,686

Commitments and Contingencies (Note 11)

Stockholders’ equity
Common stock - par value $0.01 per share Authorized: 60,000,000 shares Issued: 24,419,694 shares at par value	244	244
Additional paid-in capital	101,642	102,678
Treasury stock, at cost (2005 - 817,550 shares; 2004 - 1,190,949 shares)	(22,868)	(31,541)
Retained earnings	314,730	292,852
Accumulated other non-owner changes to equity	(17,806)	(13,709)

Total stockholders’ equity	375,942	350,524

Total liabilities and stockholders’ equity	$963,119	$936,962

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2005	2004
		As Restated (See Note 4)
Operating activities:
Net income	$31,515	$20,914
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	17,594	16,836
Gain on disposition of property, plant and equipment	(197)	(204)
Non-cash stock compensation expense	3,678	1,942
Gain on the sale of NASCO	(8,893)	—
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(27,324)	(23,311)
Inventories	(14,890)	(8,298)
Prepaid expenses	(3,375)	(2,397)
Accounts payable	4,762	9,957
Accrued liabilities	(361)	(4,862)
Deferred income taxes	6,637	(1,160)
Long-term pension assets	(948)	(1,024)
Other	1,157	2,265

Net cash provided by operating activities	9,355	10,658

Investing activities:
Proceeds from disposition of property, plant and equipment	470	1,682
Proceeds from the sale of NASCO	18,600	—
Capital expenditures	(11,588)	(16,839)
Business acquisitions, net of cash acquired	(402)	—
Revenue sharing program payments	(23,000)	(15,000)
Other	(530)	(428)

Net cash used by investing activities	(16,450)	(30,585)

Financing activities:
Net change in other borrowings	5,444	(12,268)
Payments on long-term debt	(34,592)	(9,272)
Proceeds from the issuance of long-term debt	36,500	40,000
Proceeds from the issuance of common stock	3,418	2,792
Common stock repurchases	(48)	(106)
Dividends paid	(9,376)	(9,243)
Other	—	(1,498)

Net cash provided by financing activities	1,346	10,405
Effect of exchange rate changes on cash flows	1,672	(1,096)

Decrease in cash and cash equivalents	(4,077)	(10,618)
Cash and cash equivalents at beginning of period	36,335	49,788

Cash and cash equivalents at end of period	$32,258	$39,170

Supplemental Disclosure of Cash Flow Information:

Non-cash financing and investing activities include the acquisitions of $18.5 million and $43.0 million of intangible assets and the recognition of the corresponding liabilities in connection with aftermarket revenue sharing programs (“RSPs”) in 2005 and 2004, respectively.

See accompanying notes.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts included in the notes are stated in thousands except per share data.)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 2004, as restated, has been derived from the 2004 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as restated in the Company’s Current Report on Form 8-K filed on July 25, 2005 (the “July 25, 2005 Form 8-K”) for the Company’s change in the method of determining the cost of certain U.S. inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

See Note 4 for discussion of the Company’s change in the method of accounting for the cost of certain U.S. inventories as of January 1, 2005 and the restatement of previously reported amounts.

Stock-Based Compensation

The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		As Restated		As Restated
Net income, as reported	$18,732	$11,303	$31,515	$20,914
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,281	674	2,271	1,194
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2,489)	(1,592)	(4,758)	(3,123)

Pro forma net income	$17,524	$10,385	$29,028	$18,985

Net income per share:
Basic - as reported	$.80	$.49	$1.35	$.91
Basic - pro forma	.75	.45	1.24	.82

Diluted - as reported	.77	.47	1.31	.88
Diluted - pro forma	.72	.43	1.20	.79

The average fair value of options granted in the three months ended June 30, 2005 and 2004 was $5.08 and $4.23, respectively, and in the six months ended June 30, 2005 and 2004 was $4.99 and $5.09, respectively. The fair value of each stock option on the date of grant was estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.65%	2.52%	3.66%	2.42%
Expected life (years)	2.0	2.1	2.7	3.2
Expected volatility	30%	30%	30%	30%
Expected dividend yield	2.75%	3.00%	2.92%	3.00%

2. Net Income Per Common Share

For the purpose of computing diluted earnings per share, the weighted-average number of shares outstanding was increased by 744,028 and 744,465 for the three-month periods ended June 30, 2005 and 2004, respectively, and 645,974 and 823,023 for the six-month periods ended June 30, 2005 and 2004, respectively, to account for the potential dilutive effects of stock-based incentive plans. As of June 30, 2005, there were 3,537,650 options for shares of common stock outstanding of which 3,463,639 were considered dilutive. As of June 30, 2004, there were 3,541,395 options for shares of common stock outstanding of which 2,925,819 were considered dilutive. There were no adjustments to net income for the purposes of computing income available to common stockholders for those periods.

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

Statements of Comprehensive Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		As Restated		As Restated
Net income	$18,732	$11,303	$31,515	$20,914
Unrealized gains (losses) on hedging activities, net of income taxes	(280)	133	52	(104)
Foreign currency translation adjustments	(2,682)	1,306	(4,149)	(1,409)

Comprehensive income	$15,770	$12,742	$27,418	$19,401

4. Inventories

The components of inventories consisted of:

	June 30, 2005	December 31, 2004
		As Restated
Finished goods	$95,293	$93,928
Work-in-process	29,561	23,919
Raw material and supplies	24,379	19,113

	$149,233	$136,960

As of January 1, 2005, the Company changed the method of determining the cost of certain U.S. inventories which previously utilized the LIFO method to the FIFO method. The change was made as the FIFO method more accurately reflects the replacement cost of inventory. The Company has operated in a low inflationary environment, and frequently a deflationary environment, for a number of years, thus reducing any potential advantages of the LIFO method in matching current revenues with current costs. Additionally, the change enhances the comparability of the Company’s financial statements with its peers’ as FIFO is the predominant method utilized in its industry. As a result, all inventories are now valued at the lower of cost, determined on a FIFO basis, or market. All previously reported results have been restated to reflect the retroactive application of the accounting change as required by APB Opinion No. 20, “Accounting Changes.” Please refer to the consolidated financial statements and notes thereto included in the July 25, 2005 Form 8-K for a restatement of related amounts. As a result of the change in accounting, the following amounts were restated.

	As Previously Reported	LIFO Adjustment	As Restated
Three months ended June 30, 2004
Cost of sales	$164,298	$(70)	$164,228
Income taxes	3,364	26	3,390
Net income	11,259	44	11,303
Net income per common share - basic	0.49	—	0.49
Net income per common share - diluted	0.47	—	0.47

Six months ended June 30, 2004
Cost of sales	$326,358	$(19)	$326,339
Income taxes	6,244	7	6,251
Net income	20,902	12	20,914
Net income per common share - basic	0.91	—	0.91
Net income per common share - diluted	0.88	—	0.88

5. Goodwill and Other Intangible Assets

Goodwill:

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company for the six-month period ended June 30, 2005:

	Barnes Distribution	Associated Spring	Barnes Aerospace	Total Company
January 1, 2005	$113,472	$77,598	$30,786	$221,856
Goodwill acquired, net of adjustments	—	1,543	—	1,543
Foreign currency translation	(348)	—	—	(348)

June 30, 2005	$113,124	$79,141	$30,786	$223,051

In the first half of 2005, changes in the goodwill recorded at Associated Spring related to purchase price adjustments and the completion of the valuation of fixed assets acquired in the third quarter 2004 acquisition of Barnes Precision Valve and Components (“Barnes Precision Valve”), formerly known as DE-STA-CO Manufacturing. The purchase price allocation of this acquisition is subject to finalization of the valuation of certain assets and liabilities. As a result, preliminary amounts assigned to assets and liabilities are subject to revision.

Other Intangible Assets:

Other intangible assets consisted of:

	Range of Life (Years)	June 30, 2005		December 31, 2004
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs	Up to 30	$117,000	$(1,165)	$98,500	$(633)
Customer lists/relationships	10	12,260	(2,822)	12,260	(2,199)
Patents, trademarks/trade names	5-30	11,128	(2,417)	11,128	(2,078)
Other	4.5-10	1,750	(476)	1,750	(416)

		142,138	(6,880)	123,638	(5,326)
Foreign currency translation		1,304	—	2,046	—
Unamortized intangible pension asset		5,089	—	5,089	—

Other intangible assets		$148,531	$(6,880)	$130,773	$(5,326)

Amortization of intangible assets is expected to be approximately $3,500 in each of the years 2005 - 2009.

The Company entered into a new aftermarket RSP agreement in May 2005 with a major aerospace company under which the Company will be the sole supplier of certain aftermarket parts to the customer. As consideration for this RSP, the Company agreed to pay a participation fee of $18,500 in two installments. The first installment of $3,750 is due in October 2005 and the second installment of $14,750 is due in June 2006. The Company has recorded the participation fee as a long-lived intangible asset which will be recognized as a reduction to sales over the life of the program.

6. Business Reorganization

Business reorganization accruals are included in accrued liabilities in the accompanying consolidated balance sheets. In connection with the acquisition of the assets of Curtis Industries, Inc. in May 2000, the Company recorded certain exit costs. As of June 30, 2005, the remaining balance of $389 related to future lease payments which will continue through the remaining terms of the leases ending in 2013.

In connection with the acquisition of Kar Products, LLC and certain assets of a related company, A.&H. Bolt & Nut Company Ltd. (“Kar”) in February 2003, the Company recorded certain costs. The Company’s reorganization plan included combining the headquarters functions and consolidating warehousing and distribution networks. The accruable integration costs were primarily related to lease consolidations and employee severance payments for reductions primarily in administrative and warehouse personnel. As of June 30, 2005, the remaining balance of $224 related to future lease payments.

7. Debt

In January 2005, the Company entered into three forward currency exchange contracts related to its term loan facility with The Development Bank of Singapore Limited. These contracts effectively converted the interest payment of Yen 25.8 million which was due and paid on June 30, 2005, the remaining interest payment of Yen 25.2 million which is due on December 30, 2005, and one interest and principal payment of Yen 111.4 million due in June 2006 to Singapore dollar payments. The forward contracts are cash flow hedges. The fair value of these forward contracts, in the aggregate, at June 30, 2005 was a liability of $59.

At June 30, 2005, the Company classified Yen 2,127 million (U.S. equivalent $19,326) of borrowings under the term loan facility with The Development Bank of Singapore Limited due within one year as long-term debt. The Company has both the intent and the ability, through its revolving credit facility, to refinance this amount on a long-term basis.

8. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expense consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Pensions
Service cost	$2,844	$2,667	$5,627	$5,114
Interest cost	5,024	4,850	9,907	9,704
Expected return on plan assets	(8,042)	(7,928)	(15,893)	(15,505)
Amortization of transition assets	(3)	(2)	(6)	(5)
Amortization of prior service cost	298	298	583	590
Recognized losses	299	174	551	331
Curtailment	—	39	(466)	39

Net periodic benefit cost	$420	$98	$303	$268

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Other Postretirement Benefits
Service cost	$340	$229	$678	$455
Interest cost	1,115	1,420	2,230	2,823
Amortization of prior service cost	120	118	241	235
Recognized losses	242	470	484	934

Net periodic benefit cost	$1,817	$2,237	$3,633	$4,447

9. Income Taxes

The Company’s effective tax rate for the first half of 2005 was 30.6% compared with 23.0% for the corresponding period in 2004, and 20.0% for the full year 2004. The higher effective tax rate in 2005 is due in large part to the tax impact of the sale of NHK-Associated Spring Suspension Components Inc. (“NASCO”), which increased the effective tax rate for the first half of 2005 from 24.8% to 30.6%. Additionally, the effective tax rate in 2005 increased due to a higher mix of U.S. income projected for 2005, which is subject to higher tax than income generated by the Company’s foreign operations.

It is currently management’s intention to continue to indefinitely reinvest undistributed foreign earnings of its international subsidiaries. Management has evaluated the one-time favorable foreign dividend provisions enacted as part of the American Jobs Creation Act of 2004 and has decided that no cash will be repatriated from its foreign entities under the provisions of this Act due to future international cash requirements.

10. Information on Business Segments

The following tables set forth information about the Company’s operations by its three reportable business segments:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		As Restated		As Restated
Net sales
Barnes Distribution	$113,329	$107,112	$226,947	$213,636
Associated Spring	111,494	94,625	221,034	188,160
Barnes Aerospace	58,283	53,263	111,936	102,756
Intersegment sales	(2,586)	(3,049)	(5,667)	(5,373)

Total net sales	$280,520	$251,951	$554,250	$499,179

Operating profit
Barnes Distribution	$6,558	$4,896	$12,493	$8,941
Associated Spring	10,631	8,129	19,997	15,691
Barnes Aerospace	6,830	5,111	12,623	9,603

Total operating profit	24,019	18,136	45,113	34,235

Interest income	290	265	434	552
Interest expense	(4,338)	(3,704)	(8,505)	(7,506)
Other income (expense), net	8,648	(4)	8,397	(116)

Income before income taxes	$28,619	$14,693	$45,439	$27,165

The Company evaluates the performance of its reportable segments based on the operating profit of the respective businesses, which includes net sales, cost of sales, selling and administrative expenses and certain components of other income and other expenses, as well as an allocation of corporate expenses. As of January 1, 2005, the Company prospectively adjusted its method of allocating corporate expenses to better reflect the allocation of Corporate resources to Barnes Aerospace in connection with the aftermarket RSPs. This resulted in the allocation of additional expenses to the Barnes Aerospace segment. Management believes this method provides a more reasonable allocation of costs.

The aftermarket RSP agreement entered into in 2005 added $18,500 of intangible assets to the Barnes Aerospace segment assets.

During the fourth quarter of 2004, the Company recorded pre-tax charges of $2,184 related to actions needed to offset higher raw material costs at Associated Spring. These charges related mainly to personnel reductions whereby the workforce at Associated Spring was reduced by approximately 4%. During 2005, the accrual was increased by $142 related to this action and $1,311 of the accrual was utilized through severance and benefit payments resulting in a balance of $1,015 to be paid through the severance terms.

During the fourth quarter of 2004, the Company recorded pre-tax charges of $1,298 to enable the realization of benefits from the Kar integration and improved customer service levels at Barnes Distribution. These charges related mainly to personnel reductions whereby the workforce at Barnes Distribution was reduced by approximately 3%. As of January 1, 2005 the accrual balance was $1,183. During 2005, $744 of severance and benefit payments were made resulting in a balance of $439 to be paid through the severance terms.

11. Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of products. From time to time, the Company is subject to customer claims with respect to product warranties. A customer of Associated Spring has asserted that the Company is responsible for product warranty liabilities approximating $1,600, which amount includes the value of replacement parts and consequential damages. The Company’s stated warranty is limited to replacement parts, the cost of which is not deemed significant. Management cannot predict the final outcome of this claim at this time. In addition, Associated Spring is a subcontractor to an original equipment manufacturer (“OEM”) which has alleged that the Company’s product did not comply with specifications and has resulted in a warranty recall campaign. The Company believes it is in compliance with the OEM’s part specifications. While no claim for payment has been asserted, management expects the OEM will seek some payment from the Company. The amount of any such payment cannot be estimated, and management cannot predict the final outcome at this time.

Income Taxes

In the normal course of business, the Company and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service (“IRS”). The IRS is currently reviewing the Company for tax years 2000 through 2002. As a result of this review the Company has a disputed IRS tax issue with a potential tax cost of approximately $16,500. The Company and its advisors believe the Company will prevail on this issue. Any additional impact on the Company’s liability for income taxes cannot presently be determined.

12. Business Divestiture

During the second quarter of 2005, the Company sold its 45% investment in NASCO, a joint venture formed in 1986 between the Company and NHK Spring Co., Ltd. of Japan (“NHK”), to NHK for $18,600 resulting in an after-tax gain of $4,000. The pre-tax gain and related tax expense are reflected in Other income and Income taxes, respectively, in the accompanying Consolidated Statements of Income.

13. Subsequent Event

The Company sold $100,000 of Convertible Senior Subordinated Notes due August 1, 2025 bearing interest at a fixed rate of 3.75%. The notes are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion rate will be approximately 23.7029 shares of common stock per $1 principal amount of notes, which is equivalent to a conversion price of approximately $42.19 per share of common stock. Additionally, the notes have a “net share settlement” feature. Under this feature, upon conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of notes to be converted and the Company’s total conversion obligation, plus cash or shares of the Company’s common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation. The closing of the sale of the notes occurred on August 1, 2005. The proceeds from the offering will be used to repay outstanding indebtedness under the Company’s revolving credit facility and general corporate purposes.

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month and six-month periods ended June 30, 2005 and 2004, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 3, 2005 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. PricewaterhouseCoopers LLP has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, (the “1933 Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the 1933 Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheets of Barnes Group Inc. and its subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2005 and 2004 and the consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. This interim financial information is the responsibility of the Company’s management.

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

As discussed in Note 4 to the consolidated financial information, the Company changed its method for determining the cost of certain U.S. inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method effective January 1, 2005. All prior periods have been restated.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, of stockholders’ equity and of cash flows for the year then ended, as restated, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004; and in our report dated February 25, 2005, except for Notes 3 and 18 as to which the date is July 22, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2004, as restated, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Hartford, Connecticut
August 3, 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Please refer to the Overview found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as restated in the July 25, 2005 Form 8-K. This Overview sets forth key management objectives and key performance indicators used by management as well as key industry and economic data tracked by management.

Restatement

All financial information presented has been restated to reflect the Company’s change, as of January 1, 2005, in the method of determining the cost of certain U.S. inventories from the LIFO method to the FIFO method. See Note 4 of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further discussion of the impact of this restatement.

Second Quarter 2005 Highlights

In the second quarter, the Company achieved record sales of $280.5 million driven by organic sales growth in all three business segments and the incremental sales of the recent acquisition of the Barnes Precision Valve business.

In May 2005, the Company sold its 45% investment in NASCO to NHK for $18.6 million, resulting in an after-tax gain of $4.0 million.

Operating income increased 33.9% to $23.9 million as a result of higher sales and profitability improvements in all three business segments while net income grew 65.7% to $18.7 million, or $0.77 per diluted share.

Barnes Aerospace entered into its sixth RSP with a major aerospace company, expanding its position for long-term aftermarket sales of engine parts.

RESULTS OF OPERATIONS

SALES

	Three months ended June 30,				Six months ended June 30,
(in millions)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Barnes Distribution	$113.3	$107.1	$6.2	5.8%	$226.9	$213.6	$13.3	6.2%
Associated Spring	111.5	94.6	16.9	17.8%	221.0	188.2	32.8	17.5%
Barnes Aerospace	58.3	53.3	5.0	9.4%	111.9	102.8	9.1	8.9%
Intersegment sales	(2.6)	(3.0)	0.4	15.2%	(5.5)	(5.4)	(0.1)	(5.5)%

Total	$280.5	$252.0	$28.5	11.3%	$554.3	$499.2	$55.1	11.0%

The Company reported net sales of $280.5 million in the second quarter of 2005, an increase of $28.5 million, or 11.3%, over the second quarter of 2004. The sales increase reflected $16.4 million of organic sales growth, $8.8 million of incremental sales relating to the September, 2004 acquisition of Barnes Precision Valve and $3.3 million from the strengthening of foreign currencies against the U.S. dollar.

Sales for the six months ended June 30, 2005 were $554.3 million, an increase of $55.1 million, or 11.0%, over the 2004 period driven largely by $31.3 million of organic sales growth. Sales from Barnes Precision Valve contributed $17.2 million of incremental sales while the strengthening of foreign currencies against the U.S. dollar contributed approximately $6.6 million of incremental sales. For further discussion, see the Financial Performance by Business Segment section below.

Expenses and Operating Income

	Three months ended June 30,				Six months ended June 30,
(in millions)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
		As Restated				As Restated
Cost of sales	$178.8	$164.2	$14.6	8.8%	$354.5	$326.3	$28.2	8.6%
% of sales	63.7%	65.2%			64.0%	65.4%

Gross profit	$101.8	$87.7	$14.1	16.0%	$199.8	$172.8	$27.0	15.6%
% of sales	36.3%	34.8%			36.0%	34.6%

Selling and administrative expenses	$77.9	$69.9	$8.0	11.4%	$154.8	$139.3	$15.5	11.1%
% of sales	27.8%	27.7%			27.9%	27.9%

Operating income	$23.9	$17.8	$6.1	33.9%	$45.0	$33.5	$11.5	34.1%
% of sales	8.5%	7.1%			8.1%	6.7%

Operating income was $23.9 million in the second quarter of 2005, an increase of 33.9% over $17.8 million reported in the same period in 2004. For the year-to-date period, operating income improved to $45.0 million in 2005, a 34.1% increase. All three business segments contributed to the significant increase in operating income.

As a result of higher sales volume, cost of sales increased 8.8% in the second quarter of 2005 compared with the year ago period. This increase in cost of sales was lower than the 11.3% growth rate in sales which resulted in a 1.5 percentage point improvement in gross margin. Gross profit margins improved in each of the operating segments driven by higher sales volumes and cost savings.

Selling and administrative expenses increased 11.4% in the second quarter of 2005 compared to the same period in 2004. Although overall sales mix shifted slightly from Barnes Distribution to the manufacturing businesses, which have a lower selling and administrative component, sales and administrative expenses as a percentage of sales remained relatively consistent from the 2004 period. This was due in large part to higher incentive compensation expense.

Other Income/Expense

Other income, net of other expense, increased in both the three-month and six-month periods over the comparable 2004 periods mainly as a result of the sale of the Company’s investment in NASCO in the second quarter. The sale resulted in a pre-tax gain of $8.9 million and was offset, in part, by lower equity income from NASCO in the period through the sale date and higher foreign exchange losses during the 2005 periods. Interest expense increased in 2005 compared to 2004 due to higher average borrowings and a higher interest rate on the Company’s revolving credit facility.

Income Taxes

The Company’s effective tax rate for the first half of 2005 was 30.6% compared with 23.0% for the corresponding period in 2004, and 20.0% for the full year 2004. The higher effective tax rate in 2005 is due in large part to the tax impact on the sale of NASCO, which increased the effective tax rate for the first half of 2005 from 24.8% to 30.6%. Additionally, the effective tax rate was increased due to a higher mix of U.S. income projected for 2005, which is subjected to higher tax than income generated by the Company’s foreign operations. The Company expects the tax rate, including the impact on the NASCO sale, to be in the high-20% range for the full year 2005. The major item impacting the future tax rate is the mix of income between U.S. and foreign operations.

In the normal course of business, the Company and its subsidiaries are examined by various tax authorities, including the IRS. The IRS is currently reviewing the Company for the tax years 2000 through 2002. As a result of this review the Company has a disputed IRS tax issue with a potential tax cost of approximately $16.5 million. The Company and its advisors believe the Company will prevail on this issue. Any additional impact on the Company’s liability for income taxes cannot presently be determined.

Net Income and Net Income Per Share

	Three months ended June 30,				Six months ended June 30,
(in millions, except per share)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
		As Restated				As Restated
Net income	$18.7	$11.3	$7.4	65.7%	$31.5	$20.9	$10.6	50.7%

Net income per share:
Basic	$0.80	$0.49	$0.31	63.3%	$1.35	$0.91	$0.44	48.4%
Diluted	0.77	0.47	0.30	63.8%	1.31	0.88	0.43	48.9%

Basic and diluted net income per share increased in line with the increase in net income. Basic and diluted average shares outstanding increased slightly as a result of shares issued for stock compensation awards. Additionally, diluted average shares outstanding increased due to the increase in the Company’s per share market price.

Financial Performance by Business Segment

Barnes Distribution

	Three months ended June 30,				Six months ended June 30,
(in millions)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
		As Restated				As Restated
Sales	$113.3	$107.1	$6.2	5.8%	$226.9	$213.6	$13.3	6.2%
Operating profit	6.6	4.9	1.7	33.9%	12.5	8.9	3.6	39.7%
Operating margin	5.8%	4.6%			5.5%	4.2%

Barnes Distribution achieved record sales of $113.3 million in the second quarter of 2005, a 5.8% increase over the second quarter of 2004, and $226.9 million in the first half of 2005, a 6.2% increase over the first half of 2004. Excluding the positive impact of foreign exchange translation on sales of approximately $1.3 million in the second quarter of 2005, sales grew approximately 4.6%. Organic sales growth in both the second quarter of 2005 and the first six months of 2005 was driven in large part by the positive results of the Company’s strategic initiatives in the U.S. and Canada. Additionally, Barnes Distribution’s locations in Europe recorded sales increases in the second quarter of 2005 and during the first half of 2005. The U.S. daily sales average, or DSA, for the second quarter of 2005 increased 4.3% from the 2004 period.

Barnes Distribution’s operating profit for the second quarter of 2005 increased 33.9% over the comparable 2004 period while operating profit in the first half of 2005 increased 39.7% compared to the same period in 2004. Operating profit increases in both periods were positively impacted by higher sales volume and improved gross margins driven by higher selling prices, operational improvements and cost savings. The personnel reductions in late 2004 generated savings of approximately $0.6 million in the second quarter of 2005. These items were offset, in part, by higher incentive compensation expense, higher sales personnel costs and increased product costs. Additionally, operating profits in the second quarter of 2004 were adversely impacted by approximately $1.2 million of integration and other costs related to improving customer service levels which did not recur in 2005.

Outlook: The markets served by Barnes Distribution, particularly in the U.S., have continued to strengthen in the first six months of 2005 and management expects this to continue through the end of 2005. Management continues to focus on its strategic growth initiatives with an emphasis on targeting large and regional customers and expanding business with Tier 2 customers. Operating profit is expected to continue to be positively impacted during the remainder of 2005 by higher sales volumes, the benefits of operational improvements, and management’s effort to share its supplier price increases with its customers. Additionally, management is actively seeking lower product costs through its global sourcing initiative which would improve profitability going forward. Operating profit will also be positively impacted by the savings from the late 2004 personnel reductions, which are estimated to generate annual savings of $1.9 million.

Associated Spring

	Three months ended June 30,				Six months ended June 30,
(in millions)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
		As Restated				As Restated
Sales	$111.5	$94.6	$16.9	17.8%	$221.0	$188.2	$32.8	17.5%
Operating profit	10.6	8.1	2.5	30.8%	20.0	15.7	4.3	27.4%
Operating margin	9.5%	8.6%			9.0%	8.3%

Associated Spring’s sales for the second quarter of 2005 were $111.5 million, a 17.8% increase over the second quarter of 2004, and $221.0 million for the first half of 2005, a 17.5% increase over the first half of 2004. The increase in the second quarter of 2005 was driven in large part by the incremental sales of $8.8 million from the Barnes Precision Valve acquisition, $6.1 million in organic sales growth and approximately $2.0 million related to the positive impact of foreign currency translation, primarily in Brazil, Germany and Canada. The increase in second quarter 2005 sales came from most of Associated Spring’s market segments, particularly the industrial and transportation markets, which was primarily a result of the incremental sales from the reed valve business acquisition. Additionally, sales of nitrogen gas products increased as a result of solid activity in Europe and Asia. On a year-to-date basis when compared to the 2004 period, sales growth was achieved in most of Associated Spring’s market segments with the most significant growth in the industrial, nitrogen gas and transportation markets, which increased 27.5%, 22.0% and 13.0%, respectively.

Associated Spring’s operating profit was $10.6 million in the second quarter of 2005, a 30.8% increase from the comparable 2004 period. On a year-to-date basis, operating profit increased 27.4% to $20.0 million. The increase in operating profit in both 2005 periods was driven in large part by the profit contribution on higher sales volume, including the reed valve business acquisition. During the second quarter of 2005, incremental raw material price increases from vendors were partially offset by price increases and other initiatives. Operating profit in the second quarter was positively impacted by the savings from the personnel reductions in late 2004, which generated savings of approximately $0.9 million, a 2004 capacity issue in certain North American plants which did not recur in 2005, and a gain of $0.8 million realized on the sale of shares received in the demutualization of a medical insurance carrier. These improvements were offset, in part, by incentive compensation expense related to improved performance, approximately $0.5 million of costs related to the start-up of the Monterrey, Mexico facility, and a $0.5 million charge for additional profit sharing expense in Mexico resulting from an adverse court decision. Associated Spring is negotiating certain labor and union pension and retiree healthcare agreements which have expired or will expire in 2005 and has incurred approximately $0.7 million in professional fees related to the negotiations.

Outlook: Management believes it is well-positioned and expects sales growth in most of its end markets. In particular, management expects improvements in the transportation market, particularly in the heavy truck market. The improving U.S. economy has positively impacted the industrial products market and management believes this will continue through the remainder of 2005. Additionally, management expects continued increases in nitrogen gas products sales, particularly in Europe and Asia. Operating profits are expected to be positively impacted by the personnel reductions in late 2004 which are expected to generate annual savings of approximately $3.6 million. Additionally, certain manufacturing processes have been transferred to the newly-opened manufacturing facility in Monterrey, Mexico, a lower-cost facility. Based on current market conditions, management does not expect further significant raw material price increases in the second half of 2005. Management is continuing to monitor raw material supply in an effort to ensure future availability. Additionally, any costs increases or labor actions resulting from current labor and union pension and retiree healthcare negotiations could adversely impact profit margins going forward.

Barnes Aerospace

	Three months ended June 30,				Six months ended June 30,
(in millions)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
		As Restated				As Restated
Sales	$58.3	$53.3	$5.0	9.4%	$111.9	$102.8	$9.1	8.9%
Operating profit	6.8	5.1	1.7	33.6%	12.6	9.6	3.0	31.4%
Operating margin	11.7%	9.6%			11.3%	9.3%

Barnes Aerospace’s second quarter 2005 sales were $58.3 million, a 9.4% increase over the second quarter of 2004, and $111.9 million for the first half of 2005, an 8.9% increase over the first half of 2004. The second quarter and year-to-date sales increases reflect solid growth in aftermarket sales of 25.9% and 34.4%, respectively, driven mainly by sales from the RSPs and increased overhaul and repair sales in Asia. Additionally, OEM sales increased 5.9% and 3.6%, respectively, for the quarter and year-to-date periods. The order backlog at Barnes Aerospace at the end of the second quarter of 2005 was $245.7 million, up 60.1% from $153.4 million at June 30, 2004. Barnes Aerospace generated orders of $74.8 million in the second quarter, including $14.5 million of direct and indirect military orders and $5.6 million in orders for a large commercial engine program. In May of 2005, the Company entered into its sixth RSP agreement, further expanding opportunities in the aftermarket. The six RSPs have had a positive impact on 2005 operating results.

Barnes Aerospace’s operating profit was $6.8 million in the second quarter of 2005, a 33.6% increase from the 2004 period. For the year-to-date period, operating profit in 2005 increased 31.4% to $12.6 million from the comparable 2004 period. In both periods, operating profit was positively impacted by the increased contribution from the aftermarket RSPs and the increase in higher-margin overhaul and repair sales, primarily in Asia.

Outlook: Sales at Barnes Aerospace are expected to continue to improve over 2004 levels due to the impact of the aftermarket RSPs, continued improvement in the OEM business and increases in overhaul and repair sales, mainly in Asia. Additionally, management expects commercial sales to increase as a result of a large commercial engine program. Military sales have decreased from 2004; however, management expects increasing sales levels during the remainder of 2005 and beyond as a result of increased order volume over 2004 levels. Operating profits are expected to continue to be positively impacted by the profit contribution from the aftermarket RSPs and from the higher OEM sales volume, however, in the near term, they may be negatively impacted by the development costs associated with the high level of new product introduction. Management continues to monitor raw material availability, particularly for titanium. Higher costs for titanium and other raw materials could negatively impact sales and profits going forward.

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

Cash Flow

	Six months ended June 30,
(in millions)	2005	2004	$ Change	% Change
		As Restated
Operating activities	$9.4	$10.7	$(1.3)	(12.2)%
Investing activities	(16.5)	(30.6)	14.1	46.2%
Financing activities	1.3	10.4	(9.1)	(87.1)%
Exchange rate effect	1.7	(1.1)	2.8	NM *

Decrease in cash	$(4.1)	$(10.6)	$6.5	61.6%

*	NM - not meaningful

Operating activities provided $9.4 million in cash in the first six months of 2005 compared to $10.7 million in the first half of 2004. In the first half of 2005, operating cash flows were positively impacted by the improvement in net income including the gain on the sale of NASCO offset in part by the increase in working capital. The additional working capital in 2005 supported the organic sales growth and included higher investments in inventory at Associated Spring and Barnes Aerospace and higher investments in receivables at Associated Spring compared to 2004. This was offset in part by decreases in receivables at Barnes Aerospace, inventory at Barnes Distribution and company-wide payable levels. The change in deferred taxes relates primarily to the tax on the NASCO gain which offset the carry-forward of tax net operating losses in the United States.

Cash used by investing activities in the first half of 2005 included $23.0 million in participation fee payments related to the aftermarket RSPs which are more fully discussed in Note 5 of the Notes to the Consolidated Financial Statements. The payments were funded with cash held outside the United States. As of June 30, 2005, the Company had a $44.5 million liability for participation fees under the aftermarket RSPs, all of which is included in accounts payable. These payments will be made mainly with cash generated outside of the U.S. The remaining payment schedule for the aftermarket RSPs follows (in thousands):

July 2005	$13,500
October 2005	3,750
December 2005	12,500
June 2006	14,750

$44,500

Capital expenditures in the first half of 2005 were $11.6 million compared to $16.8 million in the first half of 2004. The majority of this decrease relates to the 2004 investments in distribution centers for Barnes Distribution which did not recur in 2005. For the Company in total, capital expenditures are expected to be in the $30 million range for the year.

Cash from financing activities in the first half of 2005 included a net increase in borrowings of $7.4 million. Proceeds were used in part to finance operating activities in the U.S., particularly working capital requirements, as well as to fund capital expenditures and dividends. Cash dividends remained at $0.20 per share through the second quarter. Total cash used to pay dividends increased slightly in the first half of 2005 over the comparable 2004 period to $9.4 million due to an increase in the number of shares outstanding. Cash dividends will increase to $0.22 per share in the third quarter of 2005.

At June 30, 2005, the Company held $32.3 million in cash and cash equivalents, nearly all of which are held outside of the U.S. Since the repatriation of this cash to the U.S. could have adverse tax consequences, the balances remain outside the U.S. to fund future international growth investments, including acquisitions and aftermarket RSP participation fees. Management has evaluated the one-time favorable foreign dividend provisions enacted as part of the American Jobs Creation Act of 2004 and has decided that no cash will be repatriated from its foreign entities under the provisions of this Act due to future international cash requirements. It is currently management’s intention to continue to indefinitely reinvest undistributed foreign earnings of its international subsidiaries.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At June 30, 2005, $101.0 million was borrowed at an interest rate of 4.38% under the Company’s $175.0 million borrowing facility which matures in June 2009. The Company had $2.0 million of borrowings under uncommitted short-term bank credit lines at June 30, 2005.

Borrowing capacity is limited by various debt covenants in the revolving credit agreement. The most restrictive borrowing covenant requires the Company to maintain a ratio of Total Debt to EBITDA, as defined in the revolving credit agreement, of not more than 3.25 times at June 30, 2005. The ratio requirement will decrease to 2.75 times on June 30, 2008. The actual ratio at June 30, 2005 was 2.5 times and would have allowed additional borrowings of $77.8 million.

The Company believes its credit facilities, coupled with cash generated from operations, are adequate for its anticipated future requirements. The senior subordinated convertible debt offering, as described in Note 13 of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which closed on August 1, 2005, will provide the Company with additional borrowing capacity and a higher percentage of fixed rate borrowings.

OTHER MATTERS

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 of the Notes to the Consolidated Financial Statements in the July 25, 2005 Form 8-K. The most significant areas involving management judgments and estimates are described in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in the July 25, 2005 Form 8-K. There have been no material changes to such judgments and estimates. Actual results could differ from those estimates.

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

In December 2004, the FASB issued a revision to FASB No. 123. SFAS No. 123R, “Share-Based Payment,” focuses primarily on the accounting for transactions in which a company obtains employee services in exchange for stock options or share-based payments. Currently, the Company grants stock options and other equity-based compensation to its employees which are accounted for under APB No. 25 and discloses the pro forma effect of compensation expense had the Company applied the provisions of SFAS No. 123 in Note 1 of the Notes to the Consolidated Financial Statements of this Quarterly Report. Under SFAS No. 123R, the Company will be required to record this compensation expense in the Company’s results of operations. In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which expresses the views of the SEC staff regarding the application of SFAS No. 123R and interpretive guidance. Additionally, the SEC recently approved a new rule which delays the effective date of SFAS No. 123R for public companies. As such, this Statement will be effective for the Company beginning in the first quarter of 2006. The Company is currently evaluating its transition alternatives and the effect of this Statement on the Company, which will be dependent in large part upon future equity-based grants. Management believes the impact upon adoption will be significantly lower than the historical amounts disclosed in Note 1 of the Notes to the Consolidated Financial Statements of this Quarterly Report based on anticipated changes to the structure of the equity-based compensation program.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and / or method of settlement are conditional on a future event that may or may not be within the control of the entity. This Interpretation also clarifies the timing and estimation of fair value as it relates to an asset retirement obligation. This Interpretation is effective for the Company for the year ending December 31, 2005. The Company is currently evaluating the impact this Interpretation will have on the Company’s financial position, results of operations and cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other provisions, this Statement requires that a voluntary change in accounting principle be applied retrospectively and all prior period financial statements be presented using the new accounting principle. Additionally, changes in accounting estimates shall continue to be accounted for in the period of change and corrections of an error continue to be reported by restating prior period financial statements. This Statement is effective for the Company beginning in the year ending December 31, 2006 and the Company will apply its provisions, as applicable.

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the first half of 2005 were $71.5 million, up 38.8% from $51.5 million in the first half of 2004. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus income taxes, interest expense and depreciation and amortization. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company’s operating performance. The Company’s definition of EBITDA may not be comparable to EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors. The Company’s non-GAAP measure of EBITDA excludes income taxes, depreciation and amortization, and interest expense which the Company incurs in the normal course of business. Accordingly, the measurement has limitations depending on its use.

The following is a reconciliation of EBITDA to the Company’s net income (in millions). The 2005 EBITDA results include the $8.9 million gain on the sale of NASCO.

	Six months ended June 30,
	2005	2004
		As Restated
Net income	$31.5	$20.9
Add back:
Income taxes	13.9	6.3
Depreciation and amortization	17.6	16.8
Interest expense	8.5	7.5

EBITDA	$71.5	$51.5

Forward-looking Statements

This quarterly report may contain certain forward-looking statements as defined in the Private Securities Litigation and Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements. Investors are encouraged to consider these risks and uncertainties as described within the Company’s periodic filings with the Securities and Exchange Commission including the following: the ability of the Company to integrate newly acquired businesses and to realize acquisition synergies on schedule; changes in market demand for the types of products and services produced and sold by the Company; the Company’s success in identifying and attracting customers in new markets; the Company’s ability to develop new and enhanced products to meet customers’ needs timely; the effectiveness of the Company’s marketing and sales programs; uninsured claims; increased competitive activities that could adversely affect customer demand for the Company’s products; the availability of raw materials at prices that allow the Company to make and sell competitive products; changes in economic, political and public health conditions worldwide and in the locations where the Company does business; interest and foreign exchange rate fluctuations; regulatory changes; the possibility of declines in the stock market; risks related to consolidation occurring in the Company’s industries; risks related to dependence on government spending for defense-related products; the possibility of a downturn in the automotive industry; risks related to loss or delay in purchases by customers; risks related to pricing leverage of original equipment manufacturers; risks related to not realizing all sales expected from backlog or anticipated orders; the possibility of not recovering all up-front costs related to original equipment manufacturing programs and revenue sharing programs; risks related to cost overruns and losses on fixed-price contracts; and the possibility of loss of key personnel, a shortage of skilled employees and labor problems. The Company assumes no obligation to update any forward-looking statements contained in this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the Company’s exposure to market risk during the first six months of 2005. For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - 30, 2005	16,526		$29.41	1,620	409,358
May 1 - 31, 2005	313,337		$30.39	—	409,358
June 1 - 30, 2005	11,431		$31.20	—	409,358

Total	341,294	(1)	$30.37	1,620

(1)	Other than 1,620 shares purchased in April which were purchased as part of the Company’s publicly announced plan, all acquisitions of equity securities during the second quarter of 2005 were the result of the operation of the terms of the Company’s stockholder-approved equity compensation plans and the terms of the equity grants pursuant to those plans to pay for the exercise price through attestation of ownership and related income tax upon the exercise of options. The purchase price of a share of stock used for tax withholding is the market price on the date of the exercise of the option.

(2)	The program was publicly announced on April 12, 2001 authorizing repurchase of up to 1 million shares of its common stock.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of the Company’s stockholders was held on April 21, 2005. Proxies for the meeting were solicited pursuant to Regulation 14 A.

(b)	The following directors were elected:

Director	Votes in Favor	Votes Withheld	For Terms Expiring
William S. Bristow	18,243,694	890,054	2008
Edmund M. Carpenter	18,502,088	631,660	2008
G. Jackson Ratcliffe, Jr.	17,914,612	1,219,136	2008

(c) (1)	The stockholders ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2005. The proposal was ratified as 18,705,464 shares voted for, 343,888 shares voted against and 84,396 shares abstained.

Item 6.	Exhibits

(a) Exhibits

Exhibit 10.1*	Executive Compensation.

Exhibit 10.2*	Directors Compensation.

Exhibit 10.3*	Form of Restricted Stock Unit Award Agreement for the President and Chief Executive Officer (“CEO”).

Exhibit 10.4*	Form of Restricted Stock Unit Award Agreement for Named Executive Officers other than the CEO.

Exhibit 10.5*	Form of Non-Qualified Stock Option Agreement for the CEO.

Exhibit 10.6*	Form of Non-Qualified Stock Option Agreement for Named Executive Officers other than the CEO.

Exhibit 10.7*	Form of Performance Share Award Agreement for the CEO.

Exhibit 10.8*	Form of Performance Share Award Agreement for Named Executive Officers other than the CEO.

Exhibit 10.9*	Form of Contingent Dividend Equivalent Rights Agreement for the CEO.

Exhibit 10.10*	Form of Contingent Dividend Equivalent Rights Agreement for Named Executive Officers other than the CEO.

Exhibit 10.11	Purchase Agreement among the Company and several initial purchasers named therein, dated July 26, 2005.

Exhibit 10.12	Indenture between the Company and the Bank of New York Trust Company, N.A., as trustee under the Indenture.

Exhibit 10.13	Registration Rights Agreement between the Company and Banc of America Securities LLC, as representative of the Initial Purchasers.

Exhibit 15	Letter regarding unaudited interim financial information.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc. (Registrant)

Date: August 5, 2005	/s/ WILLIAM C. DENNINGER
William C. Denninger Senior Vice President, Finance Chief Financial Officer (the principal Financial Officer)

Date: August 5, 2005	/s/ FRANCIS C. BOYLE, JR.
Francis C. Boyle, Jr. Vice President, Controller (the principal Accounting Officer)

EXHIBIT INDEX

Barnes Group Inc.

Quarterly Report on Form 10-Q

For Quarter ended June 30, 2005

Exhibit No.	Description	Reference

10.1*	Executive Compensation.	Incorporated by reference to Item 1.01 of Form 8-K filed by the Company on July 25, 2005.

10.2*	Directors Compensation.	Incorporated by reference to Item 1.01 of Form 8-K filed by the Company on July 26, 2005.

10.3*	Form of Restricted Stock Unit Award Agreement for the President and Chief Executive Officer (“CEO”).	Filed with this report.

10.4*	Form of Restricted Stock Unit Award Agreement for Named Executive Officers other than the CEO.	Filed with this report.

10.5*	Form of Non-Qualified Stock Option Agreement for the CEO.	Filed with this report.

10.6*	Form of Non-Qualified Stock Option Agreement for Named Executive Officers other than the CEO.	Filed with this report.

10.7*	Form of Performance Share Award Agreement for the CEO.	Filed with this report.

10.8*	Form of Performance Share Award Agreement for Named Executive Officers other than the CEO.	Filed with this report.

10.9*	Form of Contingent Dividend Equivalent Rights Agreement for the CEO.	Filed with this report.

10.10*	Form of Contingent Dividend Equivalent Rights Agreement for Named Executive Officers other than the CEO.	Filed with this report.

10.11	Purchase Agreement among the Company and several initial purchasers named therein, dated July 26, 2005.	Incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Company on August 2, 2005.

10.12	Indenture between the Company and the Bank of New York Trust Company, N.A., as trustee under the Indenture.	Incorporated by reference to Exhibit 4.3 to Form 8-K filed by the Company on August 2, 2005.

10.13	Registration Rights Agreement between the Company and Banc of America Securities LLC, as representative of the Initial Purchasers.	Incorporated by reference to Exhibit 4.4 to Form 8-K filed by the Company on August 2, 2005.

15	Letter regarding unaudited interim financial information.	Filed with this report.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.

*	Management contract or compensatory plan or arrangement.