Form 10-Q
period 2005-09-30
BARNES GROUP INC
filed 2005-11-04
CIK 9984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant had outstanding 23,839,749 shares of common stock as of November 1, 2005.

Barnes Group Inc.

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		As Restated (See Note 5)		As Restated (See Note 5)
Net sales	$271,518	$243,928	$825,768	$743,107

Cost of sales	172,070	159,379	526,572	485,718
Selling and administrative expenses	76,824	69,187	231,618	208,504

	248,894	228,566	758,190	694,222

Operating income	22,624	15,362	67,578	48,885

Other income	532	313	10,064	1,719

Interest expense	4,387	3,757	12,892	11,263
Other expenses	174	363	716	621

Income before income taxes	18,595	11,555	64,034	38,720

Income taxes	1,241	1,965	15,165	8,216

Net income	$17,354	$9,590	$48,869	$30,504

Per common share:
Net income:
Basic	$0.73	$0.41	$2.08	$1.32
Diluted	0.70	0.40	2.02	1.28
Dividends	0.22	0.20	0.62	0.60

Average common shares outstanding:
Basic	23,697,410	23,139,339	23,497,229	23,080,477
Diluted	24,660,478	23,779,636	24,248,899	23,842,586

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2005	December 31, 2004
		As Restated (See Note 5)
Assets
Current assets
Cash and cash equivalents	$31,489	$36,335
Accounts receivable, less allowances (2005 – $3,374; 2004 – $2,727)	163,281	138,941
Inventories	158,465	136,960
Deferred income taxes	20,817	26,615
Prepaid expenses	12,376	12,244

Total current assets	386,428	351,095

Deferred income taxes	21,290	18,543

Property, plant and equipment	484,372	484,832
Less accumulated depreciation	(327,096)	(318,548)

	157,276	166,284

Goodwill	234,084	221,856
Other intangible assets, net	165,894	125,447
Other assets	48,073	53,737

Total assets	$1,013,045	$936,962

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$141,746	$135,983
Accrued liabilities	84,465	79,039
Long-term debt – current	21,614	9,410

Total current liabilities	247,825	224,432

Long-term debt	266,382	258,635
Accrued retirement benefits	84,589	85,685
Other liabilities	18,387	17,686

Commitments and Contingencies (Note 12)

Stockholders’ equity
Common stock - par value $0.01 per share
Authorized: 60,000,000 shares
Issued: 24,419,694 shares at par value	244	244
Additional paid-in capital	104,437	102,678
Treasury stock, at cost (2005 – 614,065 shares; 2004 – 1,190,949 shares)	(20,710)	(31,541)
Retained earnings	326,543	292,852
Accumulated other non-owner changes to equity	(14,652)	(13,709)

Total stockholders’ equity	395,862	350,524

Total liabilities and stockholders’ equity	$1,013,045	$936,962

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2005	2004
		As Restated (See Note 5)
Operating activities:
Net income	$48,869	$30,504
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	25,868	25,158
Gain on disposition of property, plant and equipment	(247)	(229)
Non-cash stock compensation expense	5,590	2,977
Gain on the sale of NASCO	(8,892)	—
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(21,993)	(22,591)
Inventories	(21,643)	(9,535)
Prepaid expenses	(229)	(2,823)
Accounts payable	5,594	(2,604)
Accrued liabilities	3,739	1,828
Deferred income taxes	2,456	(739)
Long-term pension assets	(1,150)	(1,510)
Other	1,118	2,103

Net cash provided by operating activities	39,080	22,539

Investing activities:
Proceeds from disposition of property, plant and equipment	963	1,742
Proceeds from the sale of NASCO	18,600	—
Capital expenditures	(18,313)	(21,383)
Business acquisitions, net of cash acquired	(19,214)	(17,540)
Revenue sharing program payments	(40,250)	(27,500)
Other	(1,043)	(1,413)

Net cash used by investing activities	(59,257)	(66,094)

Financing activities:
Net change in other borrowings	4,404	(5,872)
Payments on long-term debt	(139,237)	(9,411)
Proceeds from the issuance of long-term debt	162,029	58,000
Proceeds from the issuance of common stock	4,580	3,365
Common stock repurchases	(48)	(3,213)
Dividends paid	(14,604)	(13,869)
Other	(3,557)	(1,498)

Net cash provided by financing activities	13,567	27,502

Effect of exchange rate changes on cash flows	1,764	(39)

Decrease in cash and cash equivalents	(4,846)	(16,092)

Cash and cash equivalents at beginning of period	36,335	49,788

Cash and cash equivalents at end of period	$31,489	$33,696

Supplemental Disclosure of Cash Flow Information:

Non-cash financing and investing activities in 2005 includes the acquisitions of $31.8 million of intangible assets related to the aftermarket revenue sharing programs (“RSPs”) and a $1.0 million installment payment in connection with the acquisition of Toolcom Supplies Ltd. and the recognition of the corresponding liabilities and in 2004 includes the acquisition of $30.5 million of RSP intangibles and the corresponding liabilities.

See accompanying notes.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts included in the notes are stated in thousands except per share data.)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 2004, as restated, has been derived from the 2004 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as restated in the Company’s Current Report on Form 8-K filed on July 25, 2005 (the “July 25, 2005 Form 8-K”) for the Company’s change in the method of determining the cost of certain U.S. inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

See Note 5 for discussion of the Company’s change in the method of accounting for the cost of certain U.S. inventories as of January 1, 2005 and the restatement of previously reported amounts.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		As Restated		As Restated
Net income, as reported	$17,354	$9,590	$48,869	$30,504
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,181	636	3,452	1,830
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(3,175)	(2,099)	(7,933)	(5,222)

Pro forma net income	$15,360	$8,127	$44,388	$27,112

Net income per share:
Basic - as reported	$.73	$.41	$2.08	$1.32
Basic - pro forma	.65	.35	1.89	1.17

Diluted - as reported	.70	.40	2.02	1.28
Diluted - pro forma	.62	.34	1.82	1.13

The average fair value of options granted in the three months ended September 30, 2005 and 2004 was $5.81 and $4.09, respectively, and in the nine months ended September 30, 2005 and 2004 was $5.26 and $4.75, respectively. The fair value of each stock option on the date of grant was estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.02%	2.49%	3.78%	2.45%
Expected life (years)	2.0	2.0	2.4	2.8
Expected volatility	30%	30%	30%	30%
Expected dividend yield	2.75%	3.00%	2.87%	3.00%

2. Net Income Per Common Share

For the purpose of computing diluted earnings per share, the weighted-average number of shares outstanding was increased by 963,068 and 640,297 for the three-month periods ended September 30, 2005 and 2004, respectively, and 751,670 and 762,109 for the nine-month periods ended September 30, 2005 and 2004, respectively, to account for the potential dilutive effects of stock-based incentive plans. As of September 30, 2005, there were 3,363,690 options for shares of common stock outstanding of which 3,361,190 were considered dilutive. As of September 30, 2004, there were 3,459,917 options for shares of common stock outstanding of which 2,058,557 were considered dilutive. There were no adjustments to net income for the purposes of computing income available to common stockholders for those periods.

3. Acquisitions

On August 9, 2005, the Company acquired the stock of Toolcom Supplies Ltd. (“Toolcom”), a distributor of maintenance, repair and operating supplies in the United Kingdom. Toolcom will be integrated into the Barnes Distribution segment, strengthening its presence in Europe through geographic expansion in the United Kingdom and increasing its product offering. The results of operations of Toolcom have been included in the consolidated financial statements as of the acquisition date. The purchase price was 7.5 million pounds sterling, or approximately $13,400, of which 4.7 million pounds sterling, or approximately $8,520, was paid at closing and 0.6 million pounds sterling, or approximately $992, is payable within 120 days of closing and has been accrued. Additionally, the purchase agreement provides for contingent consideration totaling 2.2 million pounds sterling, or approximately $3,900, payable within two years of the closing date. The payments are contingent upon the occurrence of certain events or the achievement of certain performance targets. Such consideration will be recorded if and when paid.

On September 30, 2005, the Company acquired substantially all of the assets of Service Plus Distributors, Inc. (“Service Plus Distributors”), a distributor of gas springs, dampers and hardware to equipment and vehicle manufacturers. Service Plus Distributors will be integrated into Barnes Distribution’s Raymond business and will complement Raymond’s current product offerings. The purchase price was $13,654 of which $9,954 was paid at closing. The additional consideration of $3,700 is payable within three years of the closing date and is contingent upon the occurrence of certain events or the achievement of certain performance targets. Such consideration will be recorded if and when paid.

4. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from the investment by, and distributions to, stockholders. For the Company, comprehensive income includes net income and other non-owner changes to equity, which comprise foreign currency translation adjustments and deferred gains and losses related to certain derivative instruments.

Statements of Comprehensive Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		As Restated		As Restated
Net income	$17,354	$9,590	$48,869	$30,504
Unrealized gains on hedging activities, net of income taxes	377	237	429	133
Foreign currency translation adjustments	2,777	3,888	(1,372)	2,479

Comprehensive income	$20,508	$13,715	$47,926	$33,116

5. Inventories

The components of inventories consisted of:

	September 30, 2005	December 31, 2004
		As Restated
Finished goods	$101,452	$93,928
Work-in-process	31,791	23,919
Raw material and supplies	25,222	19,113

	$158,465	$136,960

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

	As Previously Reported	LIFO Adjustment	As Restated
Three months ended September 30, 2004
Cost of sales	$159,972	$(593)	$159,379
Income taxes	1,736	229	1,965
Net income	9,226	364	9,590
Net income per common share - basic	0.40	0.01	0.41
Net income per common share - diluted	0.39	0.01	0.40

Nine months ended September 30, 2004
Cost of sales	$486,330	$(612)	$485,718
Income taxes	7,980	236	8,216
Net income	30,128	376	30,504
Net income per common share - basic	1.31	0.01	1.32
Net income per common share - diluted	1.26	0.02	1.28

6. Goodwill and Other Intangible Assets

Goodwill:

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company for the nine-month period ended September 30, 2005:

	Barnes Distribution	Associated Spring	Barnes Aerospace	Total Company
January 1, 2005	$113,472	$77,598	$30,786	$221,856
Goodwill acquired, net of adjustments	9,639	2,629	—	12,268
Foreign currency translation	(40)	—	—	(40)

September 30, 2005	$123,071	$80,227	$30,786	$234,084

The change in Barnes Distribution goodwill resulted from the acquisitions of Toolcom and Service Plus Distributors during the third quarter of 2005. The purchase price allocations of both acquisitions are subject to the finalization of the valuation of certain assets and liabilities. As a result, preliminary amounts assigned to assets and liabilities are subject to revision in future periods.

Changes in the goodwill recorded at Associated Spring resulted from the finalization of purchase price adjustments and the completion of the valuation of fixed assets and intangible assets acquired in the third quarter 2004 acquisition of Barnes Precision Valve, formerly known as DE-STA-CO Manufacturing, and the final determination of assumed liabilities including plans to reorganize certain business facilities.

Other Intangible Assets:

Other intangible assets consisted of:

		September 30, 2005		December 31, 2004
	Range of Life (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs	Up to 30	$134,000	$(1,466)	$98,500	$(633)
Customer lists/relationships	10	19,159	(3,279)	12,260	(2,199)
Patents, trademarks/trade names	5-30	11,128	(2,582)	11,128	(2,078)
Other	4.5-12	2,950	(506)	1,750	(416)

		167,237	(7,833)	123,638	(5,326)

Foreign currency translation		1,401	—	2,046	—
Unamortized intangible pension asset		5,089	—	5,089	—

Other intangible assets		$173,727	$(7,833)	$130,773	$(5,326)

Amortization of intangible assets is expected to be approximately $3,600 in 2005 and to increase from approximately $4,800 in 2006 to $5,200 in 2009.

In May and September 2005, the Company entered into its sixth and seventh aftermarket RSP agreements, respectively, with a major customer, General Electric Company (“General Electric”), under which the Company will be the sole supplier of certain aftermarket parts to this customer. As consideration for the sixth RSP, the Company agreed to pay a participation fee of $18,500 in two installments. The first installment of $3,750 was paid in September 2005 and the second installment of $14,750 is due in June 2006. As consideration for the seventh RSP, the Company agreed to pay a participation fee of $17,000 in two installments. The first installment of $4,000 is due in December 2005 and the second installment of $13,000 is due in March 2006. The Company has recorded the participation fees as long-lived intangible assets which will be recognized as a reduction to sales over the lives of the programs.

During the nine-month period ended September 30, 2005, the Company recorded intangible assets for customer lists / relationships in connection with the acquisitions of Toolcom and Service Plus Distributors of approximately $4,100 and $2,000, respectively, and an additional $830 in connection with the finalization of the purchase accounting related to Barnes Precision Valve.

7. Business Reorganization

Business reorganization accruals are included in accrued liabilities in the accompanying consolidated balance sheets. In connection with the acquisition of the assets of Curtis Industries, Inc. in May 2000, the Company recorded certain exit costs. As of September 30, 2005, the remaining balance of $369 related to future lease payments which will continue through the remaining terms of the leases ending in 2013.

In connection with the acquisition of Kar Products, LLC and certain assets of a related company, A.&H. Bolt & Nut Company Ltd. (“Kar”) in February 2003, the Company recorded certain costs. The Company’s reorganization plan included combining headquarters functions and consolidating warehousing and distribution networks. The accruable integration costs were primarily related to lease consolidations and employee severance payments for reductions primarily in administrative and warehouse personnel. As of September 30, 2005, the remaining balance of $206 related to future lease payments.

In connection with the Barnes Precision Valve acquisition and a plan to streamline its global operations, the Company recorded in September 2005 certain exit costs resulting from a plan to reorganize certain business facilities and involuntarily terminate employees. The Company has recorded $716 of severance costs as assumed liabilities, which relate primarily to the involuntary terminations of salaried and hourly personnel at a U.S. facility. Additional costs related to this action are expected to be approximately $2,500 ($1,500 after tax) and will be expensed as incurred. The reorganization is expected to be completed in the second half of 2006.

8. Debt

In January 2005, the Company entered into three additional forward currency exchange contracts related to its term loan facility with The Development Bank of Singapore Limited. These contracts effectively converted the interest payment of Yen 25.8 million which was due and paid on June 30, 2005, the remaining interest payment of Yen 25.2 million which is due on December 30, 2005, and one interest and principal payment of Yen 111.4 million due in June 2006 to Singapore dollar payments. The forward contracts are cash flow hedges. The fair value of these forward contracts, in the aggregate, at September 30, 2005 was a liability of $90.

At September 30, 2005, the Company classified $6,250 related to its 7.13% notes due within one year as long-term debt. The Company has both the intent and the ability, through its revolving credit facility, to refinance this amount on a long-term basis.

In August 2005, the Company sold $100,000 of Convertible Senior Subordinated Notes due August 1, 2025 bearing interest at a fixed rate of 3.75%. The notes are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion rate is 23.7029 shares of common stock per $1 principal amount of notes, which is equivalent to a conversion price of approximately $42.19 per share of common stock. Additionally, the notes have a “net share settlement” feature. Under this feature, upon conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of notes to be converted and the Company’s total conversion obligation, plus cash or shares of the Company’s common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation. The proceeds from the offering were used to repay outstanding indebtedness under the Company’s revolving credit facility.

9. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expense consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
Pensions	2005	2004	2005	2004
Service cost	$2,675	$2,571	$8,302	$7,685
Interest cost	4,882	4,887	14,789	14,591
Expected return on plan assets	(7,410)	(7,812)	(23,303)	(23,317)
Amortization of transition assets	(3)	(4)	(9)	(9)
Amortization of prior service cost	294	301	877	891
Recognized losses	379	175	930	506
Curtailment	(256)	156	(722)	195

Net periodic benefit cost	$561	$274	$864	$542

	Three months ended September 30,		Nine months ended September 30,
Other Postretirement Benefits	2005	2004	2005	2004
Service cost	$176	$523	$854	$978
Interest cost	1,119	839	3,349	3,662
Amortization of prior service cost	133	113	374	348
Recognized losses (gains)	102	(246)	586	688

Net periodic benefit cost	$1,530	$1,229	$5,163	$5,676

The Company expects to make contributions of approximately $4,700 to its pension plans in 2005.

10. Income Taxes

In August 2005, the Company was awarded multi-year Pioneer tax status by the Ministry of Trade and Industry in the Republic of Singapore (“Pioneer Status”) retroactive to October, 2003 for the production of certain engine components by Barnes Aerospace. Tax benefits related to prior periods of $2,553 were recorded during the third quarter.

The year-to-date 2005 effective tax rate was 23.7% compared to 20.0% for the full year 2004. The 2005 year-to-date effective tax rate includes certain discrete items including the tax impact of the sale of NASCO and the tax benefit recognized as a result of being granted Pioneer Status that related to periods prior to January 1, 2005. These discrete items increased the effective tax rate by 2.3 percentage points on a net basis. Additionally, the 2005 rate reflects a shift in income to jurisdictions with higher tax rates offset, in part, by the current year favorable impact of the Pioneer Status related to 2005 income. The Company’s effective tax rate in the third quarter of 2005 of 6.7% reflects the impact of the discrete items recorded in the third quarter.

As of December 31, 2004, the Company had tax loss carryforwards of $82,442: $35,640 of which related to U.S. tax loss carryforwards which had carryforward periods ranging from 17 to 20 years for federal purposes and one to 20 years for state purposes; $25,714 of which related to international tax loss carryforwards with unlimited carryforward periods; and $21,088 of which related to international tax loss carryforwards with carryforward periods ranging from five to 10 years.

It is management’s intention to continue to indefinitely reinvest undistributed foreign earnings of its international subsidiaries. Management has evaluated the one-time favorable foreign dividend provisions enacted as part of the American Jobs Creation Act of 2004 and has decided that no cash will be repatriated from its foreign entities under the provisions of this Act due to anticipated future international cash requirements.

11. Information on Business Segments

The	following tables set forth information about the Company’s operations by its three reportable business segments:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		As Restated		As Restated
Net sales
Barnes Distribution	$113,959	$106,960	$340,906	$320,597
Associated Spring	100,249	88,265	321,283	276,426
Barnes Aerospace	59,301	51,724	171,237	154,480
Intersegment sales	(1,991)	(3,021)	(7,658)	(8,396)

Total net sales	$271,518	$243,928	$825,768	$743,107

Operating profit
Barnes Distribution	$8,588	$5,798	$21,081	$14,739
Associated Spring	6,634	4,274	26,631	19,965
Barnes Aerospace	7,449	5,464	20,073	15,067

Total operating profit	22,671	15,536	67,785	49,771

Interest income	469	264	903	816
Interest expense	(4,387)	(3,757)	(12,892)	(11,263)
Other income (expense), net	(158)	(488)	8,238	(604)

Income before income taxes	$18,595	$11,555	$64,034	$38,720

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

The aftermarket RSP agreements entered into in 2005 added $35,500 of intangible assets to the Barnes Aerospace segment assets. The 2005 acquisitions of Toolcom and Service Plus Distributors added approximately $22,600 of assets to Barnes Distribution.

During the fourth quarter of 2004, the Company recorded pre-tax charges of $2,184 related to actions needed to offset higher raw material costs at Associated Spring. These charges related mainly to personnel reductions whereby the workforce at Associated Spring was reduced by approximately 4%. During 2005, the accrual was reduced by $172 related to this action and $1,603 of the accrual was utilized for severance and benefit payments resulting in a balance of $409 to be paid in accordance with the severance terms.

During the fourth quarter of 2004, the Company recorded pre-tax charges of $1,298 to enable the realization of benefits from the Kar integration and improved customer service levels at Barnes Distribution. These charges related mainly to personnel reductions whereby the workforce at Barnes Distribution was reduced by approximately 3%. As of January 1, 2005, the accrual balance was $1,183. During 2005, $881 of severance and benefit payments were made and the accrual was adjusted downward by $163 resulting in a balance of $139 to be paid in accordance with the severance terms.

As part of management’s ongoing internal control assessment, during the third quarter of 2005, the Company identified and recorded an adjustment to accounts payable and cost of sales at Barnes Distribution. The Company determined that cost of sales was overstated in prior periods due to inaccuracies in recording inventory receipts from 2000 through 2005. This overstatement was corrected in the third quarter of 2005 as a reduction to cost of sales of $1,814. Management concluded that such corrections were immaterial, both quantitatively and qualitatively, to the 2005 financial statements and immaterial to the previously reported results of the prior periods to which they relate.

12. Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of products. From time to time, the Company is subject to customer claims with respect to product warranties. A customer of Associated Spring has asserted that the Company is responsible for product warranty liabilities approximating $1,600, which amount includes the value of replacement parts and consequential damages. The Company’s stated warranty is limited to replacement parts, the cost of which is not deemed significant. Management cannot predict the final outcome of this claim at this time. In addition, Associated Spring is a supplier to a subcontractor to an original equipment manufacturer (“OEM”) which has alleged that the Company’s product did not comply with specifications and has resulted in a warranty recall campaign. The replacement cost of the parts supplied is not significant. The Company and the OEM engaged in a non-binding evaluation by a neutral third party of their respective positions in which the OEM projected its costs, based on certain assumptions, to be in the range of $14,000 to $17,000 and, if such projections are incorrect, as high as $45,000. Based on the record presented, the neutral third party opined that if the OEM sued the Company for damages, the OEM would not prevail. Management cannot predict the final outcome at this time.

Contingent Payments

See Note 3 for contingent payments related to acquisitions.

Income Taxes

In the normal course of business, the Company and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service (“IRS”). The IRS is currently reviewing the Company for tax years 2000 through 2002. As a result of this review the Company has a disputed IRS tax issue with a potential tax cost of approximately $16,500 plus a potential penalty of 20% of the tax assessment. The Company and its advisors believe the Company will prevail on this issue. Any additional impact on the Company’s liability for income taxes cannot presently be determined.

13. Business Divestiture

During the second quarter of 2005, the Company sold its 45% investment in NASCO, a joint venture formed in 1986 between the Company and NHK Spring Co., Ltd. of Japan (“NHK”), to NHK for $18,600 resulting in an after-tax gain of $4,030. The pre-tax gain and related tax expense are reflected in Other income and Income taxes, respectively, in the accompanying Consolidated Statements of Income.

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month and nine-month periods ended September 30, 2005 and 2004, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 3, 2005 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. PricewaterhouseCoopers LLP has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, (the “1933 Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the 1933 Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of September 30, 2005, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2005 and 2004 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. This interim financial information is the responsibility of the Company’s management.

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

As discussed in Note 5 to the consolidated financial information, the Company changed its method for determining the cost of certain U.S. inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method effective January 1, 2005. All prior periods have been restated.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP Hartford, Connecticut November 3, 2005

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

Restatement

All financial information presented has been restated to reflect the Company’s change, as of January 1, 2005, in the method of determining the cost of certain U.S. inventories from the LIFO method to the FIFO method. See Note 5 of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further discussion of the impact of this restatement.

Third Quarter 2005 Highlights

The Company reported an 11.3% increase in third quarter sales to $271.5 million, driven mainly by organic sales growth in all three business segments and the incremental sales from the acquisitions of Barnes Precision Valve and Toolcom.

Operating income improved 47.3% to $22.6 million as a result of increased profit in all three business segments reflecting profitable sales growth and operational improvements.

The Company completed two bolt-on acquisitions in the third quarter for an aggregate purchase price of approximately $27.1 million. The acquisitions will be integrated into Barnes Distribution.

In August 2005, the Company was awarded multi-year Pioneer Status in Singapore retroactive to October, 2003 for the production of certain engine components by Barnes Aerospace. Tax benefits related to prior periods of $2.6 million were recorded during the third quarter.

Barnes Aerospace entered into its seventh aftermarket RSP with General Electric for a new engine program, further expanding its position for long-term aftermarket sales of aircraft engine parts.

The Company completed the sale of $100.0 million of 3.75% Convertible Senior Subordinated Notes due in August 2025. The proceeds were used to repay outstanding indebtedness under the Company’s revolving credit facility.

RESULTS OF OPERATIONS

SALES

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Barnes Distribution	$114.0	$107.0	$7.0	6.5%	$340.9	$320.6	$20.3	6.3%
Associated Spring	100.2	88.3	11.9	13.6%	321.3	276.4	44.9	16.2%
Barnes Aerospace	59.3	51.7	7.6	14.6%	171.2	154.5	16.7	10.8%
Intersegment sales	(2.0)	(3.1)	1.1	34.1%	(7.6)	(8.4)	0.8	8.8%

Total	$271.5	$243.9	$27.6	11.3%	$825.8	$743.1	$82.7	11.1%

The Company reported net sales of $271.5 million in the third quarter of 2005, an increase of $27.6 million, or 11.3%, over the third quarter of 2004. The sales increase reflected $17.0 million of organic sales growth, including sales from the aftermarket RSPs, and $2.4 million from the strengthening of foreign currencies against the U.S. dollar. Additionally, Barnes Precision Valve, which was acquired in August 2004, contributed $6.1 million of incremental sales to Associated Spring and Toolcom, which was acquired in August 2005, contributed $2.1 million of incremental sales to Barnes Distribution.

Sales for the nine months ended September 30, 2005 were $825.8 million, an increase of $82.7 million, or 11.1%, over the 2004 period with organic sales growth of $48.3 million, including sales from the aftermarket RSPs. Sales from two recent acquisitions, Barnes Precision Valve and Toolcom, contributed $23.3 million and $2.1 million of incremental sales, respectively, while the strengthening of foreign currencies against the U.S. dollar contributed approximately $9.0 million of incremental sales. For further discussion, see the Financial Performance by Business Segment section below.

Expenses and Operating Income

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
		As Restated				As Restated
Cost of sales	$172.1	$159.4	$12.7	8.0%	$526.6	$485.7	$40.9	8.4%
% of sales	63.4%	65.3%			63.8%	65.4%

Gross profit	$99.4	$84.5	$14.9	17.6%	$299.2	$257.4	$41.8	16.2%
% of sales	36.6%	34.7%			36.2%	34.6%

Selling and administrative expenses	$76.8	$69.2	$7.6	11.0%	$231.6	$208.5	$23.1	11.1%
% of sales	28.3%	28.4%			28.0%	28.0%

Operating income	$22.6	$15.4	$7.2	47.3%	$67.6	$48.9	$18.7	38.2%
% of sales	8.3%	6.3%			8.2%	6.6%

Operating income was $22.6 million in the third quarter of 2005, an increase of 47.3% over $15.4 million reported in the same period in 2004. For the year-to-date period, operating income improved to $67.6 million in 2005, a 38.2% increase. All three business segments contributed to the increase in operating income.

As a result of higher sales volume, cost of sales increased 8.0% in the third quarter of 2005 compared with the year ago period. This increase in cost of sales was lower than the 11.3% growth rate in sales which resulted in a 1.9 percentage point improvement in gross margin. Gross profit margins improved in each of the operating segments driven primarily by higher sales volumes and prices, and by cost savings.

As part of management’s ongoing internal control assessment, during the third quarter of 2005, the Company identified and recorded an adjustment to accounts payable and cost of sales at Barnes Distribution. The Company determined that cost of sales was overstated in prior periods due to inaccuracies in recording inventory receipts from 2000 through 2005. This overstatement was corrected in the third quarter of 2005 as a reduction to cost of sales of $1.8 million. Management concluded that such corrections were immaterial, both quantitatively and qualitatively, to the 2005 financial statements and immaterial to the previously reported results of the prior periods to which they relate.

Selling and administrative expenses increased 11.0% in the third quarter of 2005 compared to the same period in 2004. Although overall sales mix shifted slightly from Barnes Distribution to the manufacturing businesses, which have a lower selling and administrative component, sales and administrative expenses as a percentage of sales remained consistent from the 2004 period. This was due in large part to higher incentive compensation expense.

Other Income/Expense

Other income, net of other expenses, for the third quarter of 2005 increased over the 2004 period primarily as a result of foreign exchange transaction gains of $0.1 million in 2005 compared to foreign currency transaction losses of $0.3 million in 2004. Interest expense increased in the 2005 period due to higher rates and higher average borrowings. For the nine-month period ended September 30, 2005, other income, net of other expenses, increased mainly as a result of the sale of the Company’s investment in NASCO in the second quarter of 2005 which resulted in a pre-tax gain of $8.9 million. This income was offset, in part, by lower equity income from NASCO in the period through the sale date.

Income Taxes

The year-to-date 2005 effective tax rate was 23.7% compared to 20.0% for the full year 2004. The 2005 year-to-date effective tax rate includes certain discrete items including the tax impact of the sale of NASCO and the tax benefit recognized as a result of being granted Pioneer Status that related to periods prior to January 1, 2005. These discrete items increased the effective tax rate by 2.3 percentage points on a net basis. Additionally, the 2005 rate reflects a shift in income to jurisdictions with higher tax rates offset, in part, by the current year favorable impact of the Pioneer Status related to 2005 income. The Company’s effective tax rate in the third quarter of 2005 of 6.7% reflects the impact of the discrete items recorded in the third quarter.

In the normal course of business, the Company and its subsidiaries are examined by various tax authorities, including the IRS. The IRS is currently reviewing the Company for the tax years 2000 through 2002. As a result of this review the Company has a disputed IRS tax issue with a potential tax cost of approximately $16.5 million plus a potential penalty of 20% of the tax assessment. The Company and its advisors believe the Company will prevail on this issue. Any additional impact on the Company’s liability for income taxes cannot presently be determined.

Net Income and Net Income Per Share

	Three months ended September 30,				Nine months ended September 30,
(in millions, except per share)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
		As Restated				As Restated
Net income	$17.4	$9.6	$7.8	81.0%	$48.9	$30.5	$18.4	60.2%

Net income per share:
Basic	$0.73	$0.41	$0.32	78.0%	$2.08	$1.32	$0.76	57.6%
Diluted	0.70	0.40	0.30	75.0%	2.02	1.28	0.74	57.8%

Basic and diluted net income per share increased in line with the increase in net income. Basic and diluted average shares outstanding increased slightly as a result of shares issued for stock compensation awards. Additionally, diluted average shares outstanding increased due to the increase in the Company’s per share market price.

Financial Performance by Business Segment

Barnes Distribution

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
		As Restated				As Restated
Sales	$114.0	$107.0	$7.0	6.5%	$340.9	$320.6	$20.3	6.3%
Operating profit	8.6	5.8	2.8	48.1%	21.1	14.7	6.4	43.0%
Operating margin	7.5%	5.4%			6.2%	4.6%

Barnes Distribution achieved record sales of $114.0 million in the third quarter of 2005, a 6.5% increase over the third quarter of 2004, and $340.9 million in the first nine months of 2005, a 6.3% increase over the 2004 period. Third quarter 2005 sales included $2.1 million in incremental sales from the Toolcom acquisition. Excluding the incremental sales from Toolcom and the positive impact of foreign exchange translation on sales of approximately $0.9 million in the third quarter of 2005, sales grew approximately 3.7%. Organic sales growth in both the third quarter of 2005 and the first nine months of 2005 was driven in large part by the positive results of the Company’s strategic initiatives, particularly its Corporate and Tier II account initiatives, in North America. Additionally, Barnes Distribution’s operations in Europe and its Raymond business reported sales increases for the quarter and the year-to-date period.

Barnes Distribution’s operating profit for the third quarter of 2005 increased 48.1% over the comparable 2004 period while operating profit in the first nine months of 2005 increased 43.0% compared to the same period in 2004. Operating profit increases in both 2005 periods were positively impacted by higher sales volume and improved gross margins driven by higher selling prices, cost savings and operational improvements. Operating profits were favorably impacted by approximately $1.0 million of integration and other costs which did not recur in 2005. The personnel reductions in late 2004 generated savings of approximately $0.5 million in the third quarter of 2005. Additionally, as discussed above, Barnes Distribution recorded in the third quarter the out-of-period $1.8 million reduction to cost of sales which positively impacted operating profit. These items were offset, in part, by higher incentive compensation expense and higher sales personnel costs.

Outlook: The markets served by Barnes Distribution, particularly in the U.S. and Canada, have strengthened in the first nine months of 2005; however, high fuel costs and the economic impact of recent hurricanes and storms in the southern and eastern U.S. may temper overall economic growth in the near-term. Management continues to focus on its strategic growth initiatives with an emphasis on targeting large and regional customers and expanding business with Tier 2 customers. Operating profit is expected to continue to be positively impacted by the benefits of operational improvements and management’s effort to share its supplier price increases with its customers. Additionally, management is continuing its effort to establish its global sourcing initiative to find alternate sources for its products which should mitigate the impact of any price increases on domestically sourced products. Operating profit should also be positively impacted by the savings from the late 2004 personnel reductions, which are estimated to generate annual savings of $1.9 million and have generated $1.5 million through the first nine months of 2005.

Associated Spring

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
		As Restated				As Restated
Sales	$100.2	$88.3	$11.9	13.6%	$321.3	$276.4	$44.9	16.2%
Operating profit	6.6	4.3	2.3	55.2%	26.6	20.0	6.6	33.4%
Operating margin	6.6%	4.8%			8.3%	7.2%

Associated Spring’s sales for the third quarter of 2005 were $100.2 million, a 13.6% increase over the third quarter of 2004, and $321.3 million for the first nine months of 2005, a 16.2% increase over the 2004 period, driven by continued sales growth in Associated Spring’s specialty operations: Nitrogen Gas Products, Seeger-Orbis Retaining Rings and Barnes Precision Valve. Overall, organic sales growth was $4.4 million, or 5.0%, during the quarter. Most significantly, Nitrogen Gas Products sales increased 36.9% from the third quarter of 2004 as a result of solid sales activity in Europe and Asia. Barnes Precision Valve, which was acquired during the third quarter of 2004, contributed approximately $6.1 million of incremental sales. Additionally, sales were positively impacted by approximately $1.4 million related to the impact of foreign currency translation, primarily in Brazil and Canada. On a year-to-date basis when compared to the 2004 period, the sales increase was the result of $23.3 million of incremental sales related to the Barnes Precision Valve acquisition, $16.2 million in organic sales growth and approximately $5.4 million related to the positive impact of foreign currency translation. Organic sales growth in the year-to-date period was also driven by increased sales within specialty products, primarily Nitrogen Gas Products where sales increased 26.4% from the 2004 period.

Associated Spring’s operating profit was $6.6 million in the third quarter of 2005, a 55.2% increase from the comparable 2004 period. On a year-to-date basis, operating profit increased 33.4% to $26.6 million. The increase in operating profit in both 2005 periods was driven in large part by the profit contribution on higher sales volume, including the incremental sales from the Barnes Precision Valve acquisition. Operating profit in the third quarter was positively impacted by approximately $0.8 million of cost savings from personnel reductions in late 2004 and the profit contribution from the specialty operations. These improvements were offset, in part, by higher than anticipated domestic operating costs and the continued costs related to the start-up of the Monterrey, Mexico facility.

Outlook: Management expects continued strength from the sales of its specialty operations. In an effort to enhance profitability and organizational efficiencies, certain manufacturing processes have been or will be transferred to lower-cost facilities and management continues to focus on lean manufacturing and six sigma initiatives. The personnel reductions in late 2004 will continue to generate cost savings, with annual savings currently projected at $3.4 million. Management anticipates that raw material price increases for the remainder of 2005, if any, will be offset with customer price increases and other initiatives. Management is continuing to monitor raw material supply in an effort to ensure future availability. Any cost increases or labor actions resulting from current labor and union pension and healthcare negotiations, and costs associated with reorganizing business facilities could adversely impact profit margins going forward.

Barnes Aerospace

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
		As Restated				As Restated
Sales	$59.3	$51.7	$7.6	14.6%	$171.2	$154.5	$16.7	10.8%
Operating profit	7.4	5.5	1.9	36.3%	20.1	15.1	5.0	33.2%
Operating margin	12.6%	10.6%			11.7%	9.8%

Barnes Aerospace’s third quarter 2005 sales were $59.3 million, a 14.6% increase over the third quarter of 2004, and $171.2 million for the first nine months of 2005, a 10.8% increase over the same period in 2004. The third quarter and year-to-date sales increases reflect growth in aftermarket sales of 35.5% and 34.8%, respectively, driven by sales from the aftermarket RSPs and increased overhaul and repair sales in Asia. Additionally, OEM sales increased 9.2% and 5.5%, respectively, for the quarter and year-to-date periods. The order backlog at Barnes Aerospace at the end of the third quarter of 2005 was $255.7 million, up 46.2% from $174.9 million at September 30, 2004. Approximately 70% of the order backlog as of September 30, 2005 is shippable in the next 12 months. Barnes Aerospace generated orders of $69.8 million in the third quarter, including $35.9 million of commercial orders and $16.7 million of direct and indirect military orders. In September 2005, the Company entered into its seventh aftermarket RSP agreement with General Electric for a new engine program, further expanding opportunities in the aftermarket.

Barnes Aerospace’s operating profit was $7.4 million in the third quarter of 2005, a 36.3% increase from the 2004 period. For the year-to-date period, operating profit in 2005 increased 33.2% to $20.1 million from the comparable 2004 period. In both periods, operating profit was positively impacted by the increased contribution from the aftermarket RSPs, the increase in higher-margin overhaul and repair sales, primarily in Asia, and the operational improvements due to six sigma and lean manufacturing initiatives.

Outlook: Sales at Barnes Aerospace are expected to continue to improve due to the impact of the aftermarket RSPs, continued improvement in the OEM business and increases in overhaul and repair sales, mainly in Asia. Management is focused on adding capacity by transitioning certain aftermarket RSP manufacturing activities to Singapore. Additionally, management expects commercial sales to increase as a result of its participation in a large commercial engine program and securing content on other significant engine programs. Military sales have decreased from 2004; however, management expects increasing sales levels in the near-term as a result of increasing orders. Operating profits are expected to continue to be positively impacted by the aftermarket RSPs and from the higher OEM sales volume. Management continues to monitor raw material availability, particularly for titanium. Higher costs for titanium and other raw materials could negatively impact sales and profits going forward.

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

The Company’s ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow and working capital management, and anticipates that operating activities in 2005 will generate significant cash. This operating cash flow may be supplemented with external borrowings to meet near-term organic business expansion and the Company’s current financial commitments. Any future acquisitions are expected to be financed through internal cash, borrowing or equity, or a combination thereof.

Cash Flow

	Nine months ended September 30,
(in millions)	2005	2004	$ Change	% Change
		As Restated
Operating activities	$39.1	$22.5	$16.6	73.4%
Investing activities	(59.3)	(66.1)	6.8	10.3%
Financing activities	13.6	27.5	(13.9)	(50.7)%
Exchange rate effect	1.8	—	1.8	NM *

Decrease in cash	$(4.8)	$(16.1)	$11.3	69.9%

*	NM - not meaningful

Operating activities provided $39.1 million in cash in the first nine months of 2005 compared to $22.5 million in the comparative period of 2004. In the first three quarters of 2005, operating cash flows were significantly impacted by the improvement in net income. The increase was offset in part by the increase in working capital, particularly with respect to inventory levels at Barnes Aerospace, needed to support organic sales growth. The change in deferred income taxes relates primarily to the tax on the NASCO gain which utilized carryforwards of tax net operating losses in the United States.

Cash used by investing activities in the first nine months of 2005 included $40.3 million in participation fee payments related to the aftermarket RSPs which are more fully discussed in Note 6 of the Notes to the Consolidated Financial Statements. The payments were funded with cash held outside the United States. As of September 30, 2005, the Company had a $44.3 million liability for participation fees under the aftermarket RSPs, all of which is included in accounts payable. These payments will be made mainly with cash generated outside of the U.S. The remaining payment schedule for the aftermarket RSPs follows (in millions):

December 2005	$16.5
March 2006	13.0
June 2006	14.8

$44.3

Cash used by investing activities included capital expenditures in the first nine months of 2005 of $18.3 million compared to $21.4 million in the same period of 2004. The higher spending in 2004 reflected the investments in new distribution centers for Barnes Distribution. For the Company in total, 2005 capital expenditures are expected to be in the $25 million range. In addition, during the third quarter of 2005, the Company paid $18.8 million for the Toolcom and Service Plus Distributors acquisitions.

Cash from financing activities in the first three quarters of 2005 included a net increase in borrowings of $27.2 million which was used in part to finance operating activities in the U.S., particularly working capital requirements, as well as to fund the two acquisitions, capital expenditures and dividends. Cash dividends were increased to $0.22 per share in the third quarter. Total cash used to pay dividends increased to $14.6 million in the nine months of 2005 from $13.9 million in the comparable 2004 period due to increases in the dividends per share and the number of shares outstanding.

At September 30, 2005, the Company held $31.5 million in cash and cash equivalents, nearly all of which are held outside of the U.S. Since the repatriation of this cash to the U.S. could have adverse tax consequences, the balances will remain outside the U.S. to fund future international growth investments, including capital expenditures, acquisitions, and aftermarket RSP participation fees. Management has evaluated the one-time favorable foreign dividend provisions enacted as part of the American Jobs Creation Act of 2004 and has decided that no cash will be repatriated from its foreign entities under the provisions of this Act due to anticipated future international cash requirements. It is management’s intention to continue to indefinitely reinvest undistributed foreign earnings of its international subsidiaries.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At September 30, 2005, $22.0 million was borrowed at an interest rate of 4.81% under the Company’s $175.0 million borrowing facility which matures in June 2009. The Company had no borrowings under uncommitted short-term bank credit lines at September 30, 2005.

During the third quarter, the Company completed a $100.0 million, convertible senior subordinated debt offering. Proceeds from this debt instrument were used to pay down borrowings under the revolving credit agreement. As a result of this new fixed rate debt, nearly 90% of the Company’s total borrowings as of September 30, 2005 were at a fixed rate.

Borrowing capacity is limited by various debt covenants in the revolving credit agreement. The most restrictive borrowing covenant requires the Company to maintain a ratio of Total Debt to EBITDA, as defined in the revolving credit agreement, of not more than 3.25 times at September 30, 2005. The ratio requirement will decrease to 2.75 times on June 30, 2008. The actual ratio at September 30, 2005 was 2.41 times and would have allowed additional borrowings of $99.8 million.

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

In December 2004, the FASB issued a revision to SFAS No. 123. SFAS No. 123R, “Share-Based Payment,” focuses primarily on the accounting for transactions in which a company obtains employee services in exchange for stock options or share-based payments. Currently, the Company grants stock options and other equity-based compensation to its employees which are accounted for under APB No. 25 and discloses the pro forma effect of compensation expense had the Company applied the provisions of SFAS No. 123 in Note 1 of the Notes to the Consolidated Financial Statements of this Quarterly Report. Under SFAS No. 123R, the Company will be required to record this compensation expense in the Company’s results of operations. In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which expresses the views of the SEC staff regarding the application of SFAS No. 123R and interpretive guidance. Additionally, the SEC recently approved a new rule which delays the effective date of SFAS No. 123R for public companies. As such, this Statement will be effective for the Company beginning in the first quarter of 2006. The Company is currently evaluating its transition alternatives and the effect of this Statement on the Company, which will be dependent in large part upon future equity-based grants. Management believes the impact upon adoption will be significantly lower than the historical amounts disclosed in Note 1 of the Notes to the Consolidated Financial Statements of this Quarterly Report based on anticipated changes to the structure of the equity-based compensation program.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This Interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and / or method of settlement are conditional on a future event that may or may not be within the control of the entity. This Interpretation also clarifies the timing and estimation of fair value as it relates to an asset retirement obligation. This Interpretation is effective for the Company for the year ending December 31, 2005. The Company is currently evaluating the impact that this Interpretation will have on the Company’s financial position, results of operations and cash flows.

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the nine months ended September 30, 2005 were $102.8 million, up 36.8% from $75.1 million in the 2004 period. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus income taxes, interest expense and depreciation and amortization. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company’s operating performance. The Company’s definition of EBITDA may not be comparable to EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors. The Company’s non-GAAP measure of EBITDA excludes income taxes, depreciation and amortization, and interest expense which the Company incurs in the normal course of business. Accordingly, the measurement has limitations depending on its use.

The following is a reconciliation of EBITDA to the Company’s net income (in millions). The 2005 EBITDA results include the $8.9 million gain on the sale of NASCO, the $2.6 million tax benefit related to the Pioneer Status in Singapore and the $1.8 million favorable adjustment to cost of sales at Barnes Distribution.

	Nine months ended September 30,
	2005	2004
		As Restated
Net income	$48.9	$30.5
Add back:
Income taxes	15.1	8.2
Depreciation and amortization	25.9	25.1
Interest expense	12.9	11.3

EBITDA	$102.8	$75.1

Forward-looking Statements

This quarterly report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. The risks and uncertainties, which are described in our periodic filings with the Securities and Exchange Commission, include, among others, uncertainties arising from the behavior of financial markets; future financial performance of the industries or customers that we serve; changes in market demand for our products and services; integration of acquired businesses; changes in raw material prices and availability; uninsured claims; and numerous other matters of global, regional or national scale, including those of a political, economic, business, competitive, regulatory and public health nature. The Company assumes no obligation to update our forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the Company’s exposure to market risk during the first nine months of 2005. For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon, and as of the date of, that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1 – 31, 2005	—		$—	—	409,358
August 1 – 31, 2005	525,924		$34.26	—	409,358
September 1 – 30, 2005	2,297		$35.68	—	409,358

Total	528,221	(1)	$34.27	—

(1)	All acquisitions of equity securities during the third quarter of 2005 were the result of the operation of the terms of the Company’s stockholder-approved equity compensation plans and the terms of the equity grants pursuant to those plans to pay for the exercise price through attestation of ownership and related income tax upon the exercise of options. The purchase price of a share of stock used for tax withholding is the market price on the date of the exercise of the option.

(2)	The program was publicly announced on April 12, 2001 authorizing repurchase of up to 1 million shares of its common stock.

Item 6. Exhibits

(a) Exhibits

Exhibit 15	Letter regarding unaudited interim financial information.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date: November 4, 2005	/s/ WILLIAM C. DENNINGER
William C. Denninger Senior Vice President, Finance Chief Financial Officer (the principal Financial Officer)

Date: November 4, 2005	/s/ FRANCIS C. BOYLE, JR.
Francis C. Boyle, Jr. Vice President, Controller (the principal Accounting Officer)

EXHIBIT INDEX

Barnes Group Inc.

Quarterly Report on Form 10-Q

For Quarter ended September 30, 2005

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