Form 10-K
period 2005-12-31
BARNES GROUP INC
filed 2006-02-27
CIK 9984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the close of business on June 30, 2005 was approximately $723,512,543, based on the closing price of the Common Stock on the New York Stock Exchange on that date. The registrant does not have any non-voting common equity.

The registrant had outstanding 24,157,167 shares of common stock as of February 21, 2006.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 20, 2006 are incorporated by reference into Part III.

Barnes Group Inc.

Index to Form 10-K

Year Ended December 31, 2005

PART I

Item 1. Business

THE COMPANY(1)

The Company is a diversified international manufacturer of precision metal components and assemblies and a distributor of industrial supplies, serving a wide range of markets and customers. Founded in 1857 and headquartered in Bristol, Connecticut, the Company was organized as a Delaware corporation in 1925. As of December 31, 2005, the Company had 6,205 employees at over 60 locations worldwide. The Company consists of three businesses:

Barnes Distribution, an international, full-service distributor of maintenance, repair, operating and production supplies;

Associated Spring, one of the world’s largest manufacturers of precision mechanical and nitrogen gas products and a global supplier of retaining rings, reed valves, shock discs and injection-molded plastic components and assemblies; and

Barnes Aerospace, a manufacturer and repairer of highly engineered components and assemblies for aircraft engines, airframes and land-based industrial gas turbines.

BARNES DISTRIBUTION

Barnes Distribution is an industry leader in the distribution of maintenance, repair, operating and production (“MROP”) supplies. Since 1927, it has grown to be one of the largest value-added MROP distributors in North America, providing a wide variety of high-volume replacement parts and other products as well as inventory management and logistic services to a diversified customer base. Barnes Distribution also distributes products in 33 countries supported by distribution/sales centers in the United Kingdom, France, Spain, Mexico, Singapore, Brazil and China.

Barnes Distribution distributes over 100,000 stocked replacement parts and other products and has developed quality brand names such as Bowman®, Curtis®, Kar® Products, Mechanics Choice®, Autoliaisons and Motalink. These parts and products include fasteners, electrical supplies, hydraulic components, chemicals and security products. Die springs and nitrogen gas springs, mechanical struts and standard parts, such as coil and flat springs, are distributed under the brand names of Raymond® and SPEC®. Most of the products sold under the Raymond and SPEC brand names are manufactured by Associated Spring. With the exception of the products from Associated Spring, the products sold by Barnes Distribution are obtained from outside suppliers.

Barnes Distribution faces active competition. The products sold by Barnes Distribution are not unique, and its competitors carry substantially similar products. Barnes Distribution competes based on service alternatives, timeliness and reliability of supply, price, and product breadth and quality. In addition, Barnes Distribution positions itself as a partner in the operations of its customers and helps them increase their profitability by working with them to provide supply management solutions.

Barnes Distribution offers an array of service options, built around a vendor-managed inventory business model, which are designed to improve the productivity of its customers while substantially reducing procurement and transaction costs. Barnes Distribution has a well-diversified customer base ranging from small repair shops to the largest railroads, utilities, food processors, chemical producers, and vehicle fleet operators. Barnes Distribution’s products are sold directly through its sales force of approximately 1,500 employees and through its distributors.

(1)	As used in this annual report, “Company” refers to the registrant and its consolidated subsidiaries except where the context requires otherwise, and “Barnes Distribution,” “Associated Spring,” and “Barnes Aerospace,” refer to the registrant's businesses, but not to separate corporate entities.

ASSOCIATED SPRING

Associated Spring is the largest precision mechanical components and nitrogen gas products manufacturer in North America, and among the world’s largest precision mechanical and nitrogen gas products manufacturers. Associated Spring is equipped to produce virtually every type of precision spring, from fine hairsprings for electronics and instruments to large heavy-duty springs for machinery. Associated Spring also manufactures nitrogen gas manifold systems used to precisely control stamping presses; retaining rings that position parts on a shaft or other axis; reed valves that are custom-engineered critical components used in compressors; and injection-molded plastic-on-metal and metal-in-plastic components and assemblies used in electronics, medical devices and consumer products.

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

Nearly all of Associated Spring’s products are highly engineered custom solutions that are designed and developed in collaboration with its customers from concept through manufacturing. Associated Spring has a global and diverse customer base with products purchased primarily by durable goods manufacturers in industries such as transportation, consumer products, farm equipment, telecommunications, medical devices, home appliances and electronics. In the transportation industry, the customers include both original equipment manufacturers (“OEMs”) and their suppliers. Sales by Associated Spring to its four largest customers, which include the Big 3 domestic automakers, accounted for approximately 27% of its sales in 2005.

Associated Spring has manufacturing operations in the United States, Brazil, Canada, China, Germany, Mexico, Singapore, Sweden, Thailand and the United Kingdom, and a minority interest of 15% in its former subsidiary in Argentina.

Associated Spring competes with many large and small companies engaged in the manufacture and sale of custom metal components and assemblies. Associated Spring competes on the basis of quality, service, reliability of supply, technology, innovation, design and price.

BARNES AEROSPACE

Barnes Aerospace produces precision-machined and fabricated components and assemblies for OEM turbine engine, airframe and industrial gas turbine builders throughout the world and the United States military. Barnes Aerospace also provides jet engine component overhaul and repair services for many of the world’s major commercial airlines and the United States military. Barnes Aerospace participates in aftermarket Revenue Sharing Programs (“RSPs”) with General Electric Company (“General Electric”) under which Barnes Aerospace receives the exclusive right to supply designated aftermarket parts for the life of the related aircraft engine program. Barnes Aerospace products and services are sold primarily through its sales force. Sales by Barnes Aerospace to General Electric accounted for approximately 65% of its sales in 2005.

Barnes Aerospace’s machining and fabrication operations, with facilities in Arizona, Connecticut, Michigan, Ohio, Utah and Singapore, produce critical engine and airframe parts through technically advanced processes such as creep-feed grinding, multi-axis milling and turning, and electrical discharge machining. Barnes Aerospace also specializes in hot and cold forming of complex parts made from difficult materials such as titanium, cobalt, inconel, and other aerospace alloys. Additional capabilities include superplastic forming and diffusion bonding, machining of high temperature superalloys and various automated and manual welding processes. Customers include airframe and gas turbine engine manufacturers for commercial and military jets, business jets, and land-based industrial gas turbines. Barnes Aerospace has long-standing customer relationships which enable Barnes Aerospace to participate in the design phase of components and assemblies through which customers are provided with manufacturing research, testing and evaluation.

Barnes Aerospace’s OEM business competes primarily with both the leading jet engine OEMs and a large number of machining and fabrication companies. Competition is based mainly on quality, engineering and technical capability, product breadth, service and price.

Barnes Aerospace’s aftermarket facilities, located in Connecticut, Ohio and Singapore, specialize in the refurbishment of jet engine components such as cases, rotating air seals, honeycomb air seals and housings. Processes performed at these facilities include electron beam welding, plasma coating, vacuum brazing and water jet cleaning. Customers include airlines and engine overhaul businesses throughout the world and the United States military.

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

FINANCIAL INFORMATION

The backlog of the Company’s orders believed to be firm at the end of 2005 was $356 million as compared with $280 million at the end of 2004. Of the 2005 year-end backlog, $269 million was attributable to Barnes Aerospace and the balance was attributable to Associated Spring. Barnes Aerospace’s backlog included $81 million which is scheduled to be shipped after 2006. Substantially all of the remainder of the Company’s backlog is scheduled to be shipped during 2006.

General Electric and its affiliates accounted for 14% of the Company’s total sales in 2005. For an analysis of the Company’s revenue from sales to external customers, operating profit and assets by business segment as well as revenues from sales to external customers and long-lived assets by geographic area, see Note 16 of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K (“Annual Report”).

ACQUISITIONS

On August 9, 2005, the Company acquired Toolcom Supplies Ltd. (“Toolcom”), a distributor of maintenance, repair and operating supplies in the United Kingdom. Toolcom is being integrated into the Barnes Distribution segment. On September 30, 2005, the Company acquired the business of Service Plus Distributors, Inc. (“Service Plus Distributors”). Service Plus Distributors is being integrated into the Raymond unit of the Barnes Distribution segment. For more information regarding the acquisitions, see Note 2 of the Notes to the Consolidated Financial Statements of this Annual Report.

RAW MATERIALS

The principal raw materials used by Associated Spring to manufacture its products are high-grade steel spring wire and flat rolled steel. The principal raw materials used by Barnes Aerospace to manufacture its products are titanium and inconel; however, Barnes Aerospace also requires special materials such as cobalt and other complex aerospace alloys. Prices for steel, titanium and inconel, as well as other specialty materials, increased during the past two fiscal years due to higher demand and, in some cases, reduction of the availability of materials used to make the raw materials. If this combination of events continues, the availability of certain raw materials used by the Company may be negatively impacted.

RESEARCH AND DEVELOPMENT

Although most of the products manufactured by the Company are custom parts made to customers’ specifications, the Company is engaged in continuing efforts aimed at discovering and implementing new knowledge that is useful in developing new products or services or significantly improving existing products or services. In particular, Associated Spring’s Product Development Center is focused on design, development, and prototype work and testing of new products and material. The Company spent approximately $6 million on research and development activities in each of 2005 and 2004, as compared to expenditures of approximately $5 million in 2003.

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

FORWARD-LOOKING STATEMENTS

This Annual Report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. The risks and uncertainties, which are described in our periodic filings with the Securities and Exchange Commission, include, among others, uncertainties arising from the behavior of financial markets; future financial performance of the industries or customers that we serve; changes in market demand for our products and services; integration of acquired businesses; changes in raw material prices and availability; uninsured claims; and numerous other matters of global, regional or national scale, including those of a political, economic, business, competitive, regulatory and public health nature. The Company assumes no obligation to update our forward-looking statements.

Item 1A. Risk Factors

Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impact our business and operations.

RISKS RELATED TO OUR BUSINESS

Changes in the availability or price of materials and energy resources could adversely affect our costs and profitability. We may be adversely affected by the availability or price of raw materials and energy resources, particularly related to certain manufacturing operations that utilize high-grade steel spring wire and titanium. The availability and price of raw materials and energy resources may be subject to curtailment or change due to, among other things, new laws or regulations, global economic or political events including strikes, terrorist attacks and war, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. Although we are not dependent upon any single source for any of our principal raw materials or products for resale, and such materials and products have, historically, been readily available, we cannot assure you that such raw materials and products will continue to be readily available. Disruption in the supply of raw materials, products or energy resources or our inability to come to favorable agreements with our suppliers could impair our ability to manufacture, sell and deliver our products and require us to pay higher prices. Any increase in prices for such raw materials, products or energy resources could materially affect our costs and our profitability.

We depend on revenues from a small number of significant customers. Any loss, cancellation, reduction or delay in purchases by these customers could harm our business. Our success will depend on our continued ability to develop and manage relationships with significant customers. We cannot assure you that we will be able to retain our largest customers. Some of our customers may in the future shift their purchases from us to our competitors, in-house or to other sources. While we have long-term agreements with most of our significant customers, the terms of some of these agreements provide that until a firm order is placed by a customer for a particular product, the customer may unilaterally reduce or discontinue its projected purchases without penalty. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with new customers, or future price concessions we make to retain customers could significantly reduce our sales and profitability.

The global nature of our business exposes us to foreign currency fluctuations that may affect our future revenues and profitability. We have manufacturing, sales and distribution facilities around the world, and the majority of our foreign subsidiaries use the local currency as their functional currency. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies expose us to translation risk when the local currency financial statements are translated to U.S. dollars, our functional currency. Changes in currency exchange rates may also expose us to transaction risk. We may buy protecting or offsetting positions or hedges in certain currencies to reduce our exposure to currency exchange fluctuations; however, these transactions may not be adequate or effective to protect us from the exposure for which they are purchased. We have not engaged in any speculative hedging activities. Currency fluctuations may impact our revenues and profitability in the future.

Our operations depend on our manufacturing, distribution, sales and service facilities in various parts of the world which are subject to physical, financial, regulatory and other risks that could disrupt our operations. The international scope of our business subjects us to risks such as a threat of war, terrorism or instability of governments and legal systems in countries in which we or our customers conduct business. The terrorist attacks of September 11, 2001 adversely impacted the U.S. and world economies and a wide range of industries. These terrorist attacks and the war in the Middle East may lead to future acts of terrorism and additional hostilities, including possible retaliatory attacks, as well as financial, economic and political instability. In addition, because we depend upon our information systems to help process orders, to manage inventory and accounts receivables collections, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations, and to help provide superior service to our customers, any disruption in the operation of our information systems, including widespread power outages such as those that affected the northeastern and midwestern United States in August 2003, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Although we have obtained property damage and business interruption insurance, a major catastrophe such as an earthquake, hurricane, flood or other natural disaster at any of our sites, or significant labor strikes, work stoppages, political unrest, or any of the events described above, some of which may not be covered by our insurance, in any of the areas where we conduct operations could result in a prolonged interruption of our business. Any disruption resulting from these events could cause significant delays in the manufacture or shipment of products or the provision of repair and other services that may result in our loss of sales and customers. Our insurance will not cover all potential risks, and we cannot assure you that we will have adequate insurance to compensate us for all losses that result from any insured risks. Any material loss not covered by insurance could have a material adverse effect on our financial condition, results of operations and cash flows. We cannot assure you that insurance will be available in the future at a cost acceptable to us or at a cost that will not have a material adverse effect on our gross margins, net income and cash flows.

Our significant international operations and assets subject us to additional financial and regulatory risks. We have operations and assets in various parts of the world. In addition, we sell our products and services in foreign countries and seek to increase our level of international business activity. Accordingly, we are subject to various risks, including: U.S.-imposed embargoes of sales to specific countries; foreign import controls (which may be arbitrarily imposed or enforced); export regulations (which require us to comply with stringent licensing regimes); anti-dumping regulations; price and currency controls; exchange rate fluctuations; dividend remittance restrictions; expropriation of assets; war, civil uprisings and riots; government instability; the necessity of obtaining governmental approval for new and continuing products and operations; legal systems or decrees, laws, taxes, regulations, interpretations and court decisions that are not always fully developed and that may be retroactively or arbitrarily applied; and difficulties in managing a global enterprise. We have experienced minor or technical violations of some of these regulations, including export regulations, in the past, none of which have had or, we believe, will have a material adverse effect on our business. However, any significant violations of these regulations in the future could result in civil or criminal sanctions, the loss of export or other licenses which could have a material adverse effect on our business. We may also be subject to unanticipated income taxes, excise duties, import taxes, export taxes or other governmental assessments. In addition, our organizational structure may limit our ability to transfer funds between countries, particularly into and out of the United States, without incurring adverse tax consequences. Any of these events could result in a loss of business or other unexpected costs that could reduce sales or profits and have a material adverse effect on our financial condition, results of operations and cash flows.

We maintain pension and other postretirement benefit plans in the U.S. and certain international locations. Declines in the stock market, prevailing interest rates and rising medical costs may cause an increase in our pension and other postretirement benefit expenses in the future and result in reductions in our pension fund asset values and increases in our pension and other postretirement benefit obligations. These changes have caused and may continue to cause a significant reduction in our net worth and may require us to make higher cash contributions to our pension and postretirement plans in the future.

We have significant indebtedness that could affect our operations and financial condition. We may incur additional indebtedness to finance future acquisitions. Our level of indebtedness and the significant debt servicing costs associated with that indebtedness could have important effects on our operations and financial condition and may adversely affect the value or trading price of our outstanding equity securities and debt securities. For example, our indebtedness could require us to dedicate a substantial portion of our cash flows from operations to payments on our debt, thereby reducing the amount of our cash flows available for working capital, capital expenditures, acquisitions, dividends and other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in the industries in which we compete; place us at a competitive disadvantage compared to our competitors, some of whom have lower debt service obligations and greater financial resources than we do; limit our ability to borrow additional funds; and increase our vulnerability to general adverse economic and industry conditions.

Our failure to meet certain financial covenants required by our debt agreements may materially and adversely affect our assets, financial position and cash flows. Certain of our debt arrangements require us to maintain certain interest coverage and leverage ratios and a minimum net worth. These requirements could limit our ability to obtain future financing and may prevent us from taking advantage of attractive business opportunities. Our ability to meet the financial covenants or requirements in our debt arrangements may be affected by events beyond our control, and we cannot assure you that we will satisfy such covenants and requirements. A breach of these covenants or our inability to comply with the restrictions could result in an event of default under our debt arrangements, which in turn could result in an event of default under the terms of our other indebtedness. Upon the occurrence of an event of default under our debt arrangements, after the expiration of any grace periods, our lenders could elect to declare all amounts outstanding under our debt arrangements, together with accrued interest, to be immediately due and payable. If this happens, we cannot assure you that our assets would be sufficient to repay in full the payments due under those arrangements or our other indebtedness.

We have significant goodwill and an impairment of our goodwill could cause a decline in our net worth. Our total assets include substantial goodwill. The goodwill results from our acquisitions, representing the excess of the purchase price we paid over the fair value of the tangible and intangible assets we acquired. We assess whether there has been an impairment in the value of our goodwill during each calendar year or sooner if triggering events warrant. If future operating performance at one or more of our businesses does not meet expectations, we may be required to reflect, under current applicable accounting rules, a non-cash charge to operating results for goodwill impairment. The recognition of an impairment of a significant portion of goodwill would negatively affect our results of operations and total capitalization, the effect of which could be material. A reduction in our stockholders’ equity due to an impairment of goodwill may affect our ability to maintain the required net worth ratios under our debt arrangements.

We may not realize all of the sales expected from our existing Associated Spring and Barnes Aerospace backlog or anticipated orders. There can be no assurances that the revenues projected in our backlog will be realized or, if realized, will result in profits. We consider backlog to be firm customer orders for future delivery. From time to time, OEM customers of Associated Spring and Barnes Aerospace provide projections of components and assemblies that they anticipate purchasing in the future under new and existing programs. Such projections are not included in our backlog unless we have received a firm release from our customers. Our customers may have the right under certain circumstances and with certain penalties or consequences to terminate, reduce or defer firm orders that we have in backlog. If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected. Although we strive to maintain ongoing relationships with our customers, there is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in our customers’ business needs or purchasing budgets.

Also, our realization of sales from new and existing programs is inherently subject to a number of important risks and uncertainties, including whether our customers will execute the launch of product programs on time, or at all, the number of units that our customers will actually produce and the timing of production. In addition, until firm orders are placed, our customers generally have the right to discontinue a program or replace us with another supplier at any time without penalty. Our failure to realize sales from new and existing programs could have a material adverse effect on our net sales, results of operations and cash flows.

We may not recover all of our up-front costs related to new or existing programs. New programs require significant up-front investments and capital expenditures for engineering, design and tooling. As OEMs in the automotive and aerospace industries have looked to suppliers to bear increasing responsibility for the design, engineering and manufacture of systems and components, they have increasingly shifted the financial risk associated with those responsibilities to the suppliers as well. This trend is likely to continue and is most evident in the area of engineering cost reimbursement. Historically, these investments have been fully reimbursed by OEMs, but in the future there may be other mechanisms established by OEMs that could result in less than full reimbursement or no reimbursement. We cannot assure you that we will have adequate funds to make such up-front investments and capital expenditures. In the event that we are unable to make such investments and expenditures, or to recover them through sales or direct reimbursement of our engineering expenses from our customers, our profitability, liquidity and cash flows may be adversely affected. In addition, we incur costs and make capital expenditures for new program awards based upon certain estimates of production volumes. While we attempt to recover such costs and capital expenditures by appropriately pricing our products, the prices of our products are based in part upon planned production volumes. If the actual production is significantly less than planned, we will be unable to recover such costs. In addition, because a significant portion of our overall costs is fixed, declines in our customers’ production levels can adversely affect the level of our reported results even if our up-front investments and capital expenditures are recovered.

We may not recover all of our up-front costs related to RSPs. We participate in aftermarket RSPs under which we receive an exclusive right to supply designated aftermarket parts to a large aerospace manufacturer over the life of an aircraft engine program. As consideration, we pay participation fees, which are recorded as long-lived intangible assets, and are recognized as a reduction to sales over the life of the program. The recoverability of the asset is dependent upon future revenues related to the program’s aftermarket parts. The potential exists that actual revenues will not meet expectations. A shortfall in future revenues may result in the failure to recover the total amount of the investments, which could adversely affect our financial condition and results of operations and cash flows.

We face risks of cost overruns and losses on fixed-price contracts. We sell certain of our products under firm, fixed-price contracts providing for a fixed price for the products regardless of the production costs incurred by us. The cost of producing products may be adversely affected by increases in the cost of labor, materials, fuel, outside processing, overhead and other factors, including manufacturing inefficiencies. Increased production costs may result in cost overruns and losses on contracts.

The departure of existing management and key personnel, a shortage of skilled employees or a lack of qualified sales professionals could materially affect our business, operations and prospects. Our executive officers are important to the management and direction of our business. Our future success depends, in large part, on our ability to retain these officers and other capable management personnel. Although we believe we will be able to attract and retain talented personnel and replace key personnel should the need arise, our inability to do so could have a material adverse effect on our business, financial condition, results of operations or cash flows. Because of the complex nature of many of our products and services, we are generally dependent on an educated and highly skilled workforce. In addition, there are significant costs associated with the hiring and training of sales professionals. We could be adversely affected by a shortage of available skilled employees or the loss of a significant number of our sales professionals.

Any product liability claims in excess of insurance may adversely affect our financial condition. Our operations expose us to potential product liability risks that are inherent in the design, manufacture and sale of our products. For example, we may be exposed to potential liability for personal injury or death as a result of the failure of a spring or other part in a vehicle or an aircraft component designed, manufactured or sold by us or the failure of an aircraft component that has been serviced by us. While we believe that our liability insurance is adequate to protect us from these liabilities, our insurance may not cover all liabilities. Additionally, insurance coverage may not be available in the future at a cost acceptable to us. Any material liability not covered by insurance or for which third-party indemnification is not available could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business, financial condition, results of operations and cash flows could be adversely impacted by strikes or work stoppages. Certain of our U.S. employees and our non-U.S. employees are covered by collective bargaining agreements which expire between 2006 and 2009. Although we believe that our relations with our employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements. Any potential strikes or work stoppages, and the resulting adverse impact on our relationships with customers, could have a material adverse effect on our business, financial condition, results of operations or cash flows. Similarly, a protracted strike or work stoppage at any of our major customers, suppliers or other vendors could materially adversely affect our business.

RISKS RELATED TO ACQUISITIONS

We may not be able to effectively integrate acquired companies into our operations. We have completed over 10 acquisitions since 1999. We seek acquisition opportunities that complement and expand our operations and that will help create stockholder value over the long term. We cannot assure you that we will be able to effectively integrate our recent or future acquisitions into our operations. We may not be able to do so successfully without substantial costs, delays or other difficulties. We could face significant challenges in consolidating functions and integrating procedures, information technology systems, personnel, product lines and operations in a timely and efficient manner. We may encounter difficulties in training our sales forces to work with new products and customers.

We may not be able to realize the anticipated cost savings, synergies or revenue enhancements from acquisitions, and we may incur significant costs to achieve these savings. Even if we are able to integrate successfully the operations of our Company and our recent and any future acquisitions, we may not be able to realize the cost savings, synergies or revenue enhancements that we anticipate from these acquisitions, either as to amount or in the time frame that we expect. Our ability to realize anticipated cost savings, synergies and revenue enhancements may be affected by a number of factors, including the following: our ability to effectively eliminate duplicative backoffice overhead and overlapping sales personnel, rationalize manufacturing capacity, consolidate warehousing and distribution facilities and shift production to more economical facilities; our incurrence of significant cash and non-cash integration and implementation costs or charges in order to achieve those cost savings, which could offset any such savings and other synergies resulting from our recent or future acquisitions; and our ability to avoid labor disruption in connection with integration efforts. In addition, our growth to date has placed, and future acquisitions could continue to place, significant demand on our administrative, operational and financial resources.

Future acquisitions are a key component of our anticipated growth. We may not be able to identify or complete future acquisitions. A significant portion of the industries that we serve are mature industries. As a result, our recent growth has resulted in large part from, and our future growth will depend in part on, the successful acquisition and integration of businesses into our existing operations. While we are focused on adding strategic pieces to our operations by acquiring companies, manufacturing and service assets and technologies that complement our three existing businesses, we may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms, obtain regulatory approval or otherwise complete acquisitions in the future.

RISKS RELATED TO THE INDUSTRIES IN WHICH WE OPERATE

We operate in very competitive markets. We may not be able to compete effectively with our competitors, and competitive pressures could adversely affect our business, financial condition and results of operations. Our three business segments compete with a number of larger and smaller companies in the markets we serve. Some of our competitors have greater financial, production, research and development or other resources than we do. Within Barnes Aerospace, certain of our OEM customers compete with our repair and overhaul business. Some of our OEM customers in the aerospace industry also compete with us where they have the ability to manufacture the components and assemblies that we supply to them but have chosen, for capacity limitations, cost considerations or other reasons, to outsource the manufacture to us. Our three businesses compete on the basis of price, service, quality, reliability of supply, technology, innovation and, in the case of Associated Spring and Barnes Aerospace, design. We must continue to make investments to maintain and improve our competitive position. We cannot assure you that we will have sufficient resources to continue to make such investments or that we will be successful in maintaining our competitive position. Our competitors may develop products or services, or methods of delivering those products or services, that are superior to our products, services or methods. Our competitors may also adapt more quickly than we to new technologies or evolving customer requirements. Pricing pressures could cause us to adjust the prices of certain of our products to stay competitive. We cannot assure you that we will be able to compete successfully with our existing or future competitors. Also, if consolidation of our existing competitors occurs, we expect the competitive pressures we face to increase. Our failure to compete successfully could adversely affect our business, financial condition, results of operations and cash flows.

Our customers’ businesses are generally cyclical. Weaknesses in the industries in which our customers operate could impact our revenues and profitability. The industries to which we sell our products are cyclical and tend to decline in response to overall declines in industrial production. Associated Spring is dependent on the transportation industry, and Barnes Aerospace is heavily dependent on the aerospace industry. As a result, our business is also cyclical and impacted by overall levels of industrial production and fluctuations in the transportation and aerospace industries. In addition, many of our customers have historically experienced periodic downturns, which often have had a negative effect on demand for our products. For example, lower production rates in the transportation markets and reduced overall sales of telecommunications and electronics products adversely affect the volume and price of orders placed for products used to manufacture these products, including our springs. Prior industry downturns have negatively affected our net sales, gross margin, net income and cash flows. For instance, the aerospace industry recently had a period of downturn. While there has been a recovery in commercial air traffic, the commercial airline industry continues to be subject to financial difficulties, which could adversely affect our business, financial condition, results of operations and cash flows.

Original equipment manufacturers in the automotive and aerospace industries have significant pricing leverage over suppliers and may be able to achieve price reductions over time. There is substantial and continuing pressure from OEMs in the automotive and aerospace industries to reduce the prices they pay to suppliers. We attempt to manage such downward pricing pressure, while trying to preserve our business relationships with our customers, by seeking to reduce our production costs through various measures, including purchasing raw materials and components at lower prices and implementing cost-effective process improvements. However, our suppliers, in the past, have resisted and, in the future, may resist pressure to lower their prices and may seek to impose price increases. In 2005, our efforts to convince our key automotive OEM customers to share in raw material price increases were met with limited success. If we are unable to offset OEM price reductions through these measures, our gross margins, profitability and cash flows could be adversely affected. In addition, OEMs have substantial leverage in setting purchasing and payment terms, including the terms of accelerated payment programs under which payments are made prior to the account due date in return for an early payment discount. OEMs can unexpectedly change their purchasing policies or payment practices, which could have a negative impact on our short-term working capital.

Demand for our defense-related products depends on government spending. An increasing portion of Barnes Aerospace’s sales are derived from the military market. The military market is largely dependent upon government budgets, particularly the U.S. defense budget. The funding of government programs is subject to Congressional appropriation. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may be expected to continue for several years. Consequently, programs are often only partially funded and additional funds are committed only as Congress makes further appropriations. We cannot assure you that an increase in defense spending will be allocated to programs that would benefit our business. Moreover, we cannot assure you that new military aircraft programs in which we participate will enter full-scale production as expected. A decrease in levels of defense spending or the government’s termination of, or failure to fully fund, one or more of the contracts for the programs in which we participate could have a material adverse effect on our financial position and results of operations.

A downturn in the automotive industry could adversely affect our business and financial results. We derive a significant portion of our sales from sales to the automotive industry. Recently, the automotive industry has suffered from certain financial pressures which have had negative consequences for companies in or with customers in the automotive industry. The automotive industry has generally suffered from unfavorable pricing pressures in North America and Europe. The operation of our business within the automotive industry subjects us to the pressures applicable to all companies operating in the automotive industry. While the precise effects of such instability on the automotive industry are difficult to determine, they may negatively impact our business, financial condition, results of operations and cash flows.

The consolidation occurring in the industries in which we operate could adversely affect our business and financial results. The industries in which we operate have been experiencing consolidation, particularly in the aerospace industry. There has been consolidation of both suppliers, including us and our competitors, and the customers we serve. Supplier consolidation is in part attributable to OEMs more frequently awarding long-term sole source or preferred supplier contracts to the most capable suppliers in an effort to reduce the total number of suppliers from whom components and systems are purchased. We cannot assure you that our business, financial condition, results of operations or cash flows will not be adversely impacted as a result of consolidation by our competitors or customers.

The aerospace industry is highly regulated. Complications related to aerospace regulations may adversely affect Barnes Aerospace. A substantial portion of our income is derived from our aerospace business. The aerospace industry is highly regulated in the United States by the Federal Aviation Administration, or FAA, and in other countries by similar regulatory agencies. We must be certified by these agencies and, in some cases, by individual OEMs in order to engineer and service systems and components used in specific aircraft models. If material authorizations or approvals were delayed in being issued, revoked or suspended, Barnes Aerospace would be adversely affected. New or more stringent governmental regulations may be adopted, or industry oversight heightened, in the future, and we may incur significant expenses to comply with any new regulations or any heightened industry oversight.

Environmental regulations impose costs and regulatory requirements on our operations. Environmental compliance may be more costly than we expect, and we may be subject to material environmental-based claims in the future. Our past and present business operations and past and present ownership and operations of real property subject us to extensive and changing federal, state and local environmental laws and regulations, as well as those of other countries, pertaining to the discharge of materials into the environment, the handling and disposition of wastes (including hazardous wastes) or otherwise relating to protection of the environment. We have experienced, and expect to continue to experience, costs to comply with environmental laws and regulations. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become subject to new or increased liabilities that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We use and generate hazardous substances and wastes in our operations. In addition, many of our current and former properties are or have been used for industrial purposes. Accordingly, we monitor hazardous waste management and applicable environmental permitting and reporting for compliance with applicable laws at our locations in the ordinary course of our business. We may be subject to potential material liabilities relating to any investigation and clean-up of our locations or properties where we delivered hazardous waste for handling or disposal that may be contaminated and to claims alleging personal injury.

High fuel prices may impact our operating results. Fuel costs constitute a significant portion of operating expenses for companies in the aerospace industry. Recent hurricanes caused widespread disruption to oil production, refinery operations and pipeline capacity in certain areas of the United States, and, as a result, the price of jet fuel has increased significantly. Because many of our customers and we are in the aerospace industry, increased fuel costs could have a material adverse effect on our financial condition or results of operations. Additionally, the sales force of our distribution business incurs significant fuel costs in the course of business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As shown on the following table, at December 31, 2005, the Company had 60 manufacturing, sales, and distribution sites worldwide. Thirteen of the manufacturing sites are leased. The majority of the distribution centers are leased.

Type of Facility	U.S. & Canada	Europe	Mexico & South America	Asia	Total
Barnes Distribution
Distribution and support centers	16	6	2	3	27

Associated Spring
Manufacturing	11	3	3	3	20
Sales & development	3	—	—	—	3

Barnes Aerospace
Manufacturing	6	—	—	3	9
Sales	—	1	—	—	1

Total	36	10	5	9	60

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

The Company’s common stock is traded on the New York Stock Exchange under the symbol “B”. The following table sets forth, for the periods indicated, the low and high sales price per share, as reported by the New York Stock Exchange.

	2005
	Low	High	Dividends
Quarter ended March 31	$23.72	$28.96	$0.20
Quarter ended June 30	25.30	34.70	0.20
Quarter ended September 30	32.82	37.20	0.22
Quarter ended December 31	31.95	36.55	0.22

	2004
	Low	High	Dividends
Quarter ended March 31	$26.01	$33.57	$0.20
Quarter ended June 30	25.73	29.58	0.20
Quarter ended September 30	24.20	29.14	0.20
Quarter ended December 31	24.80	28.46	0.20

Stockholders

As of February 21, 2006, there were 6,548 holders of record of the Company’s common stock and approximately 10,006 holders, which includes holders of record, brokers and other institutions.

Dividends

Payment of future dividends will depend upon the Company’s financial condition, results of operations and other factors deemed relevant by the Company’s Board of Directors, as well as any limitations resulting from financial covenants on net worth under the Company’s credit facilities. See the table above for dividend information for 2005 and 2004.

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1-31, 2005	11,262		$34.95	492	408,866
November 1-30, 2005	373,649		$35.15	2,450	406,416
December 1-31, 2005	19,044		$34.31	—	406,416

Total	403,955	(1)	$35.11	2,942

(1)	Other than 2,942 shares purchased in the fourth quarter of 2005 which were purchased as part of the Company’s publicly announced plan, all acquisitions of equity securities during the fourth quarter of 2005 were the result of the operation of the terms of the Company’s stockholder-approved equity compensation plans and the terms of the equity grants pursuant to those plans to pay through attestation of ownership for the exercise price and related income tax upon the exercise of options. The purchase price of a share of stock used for tax withholding is the market price on the date of the exercise of the option.
(2)	The program was publicly announced on April 12, 2001 authorizing repurchase of up to 1 million shares of its common stock. During the fourth quarter of 2005, the Company continued to repurchase shares of its common stock in the open market.

Item 6. Selected Financial Data

	2005 (3)	2004 (4)	2003 (4)	2002 (4)	2001 (4)(5)
Per common share (1)
Net income
Basic	$2.56	$1.49	$1.53	$1.43	$1.03
Diluted	2.48	1.44	1.49	1.40	1.01
Dividends paid	0.84	0.80	0.80	0.80	0.80
Stockholders’ equity (at year-end)	16.46	15.09	14.40	11.39	11.21
Stock price (at year-end)	33.00	26.51	32.31	20.35	23.99

For the year (in thousands)
Net sales	$1,102,174	$994,709	$890,818	$784,036	$768,821
Operating income	86,695	57,582	51,834	44,272	40,171
As a percent of sales	7.9%	5.8%	5.8%	5.6%	5.2%
Income before income taxes and cumulative effect of a change in accounting principle	$78,461	$43,027	$38,202	$32,543	$23,311
Income taxes	17,553	8,601	5,289	5,741	4,281
Net income	60,517	34,426	32,913	26,802	19,030
As a percent of average stockholders’ equity	16.2%	10.1%	11.8%	12.3%	9.1%
Depreciation and amortization	$34,858	$34,177	$34,571	$33,626	$37,045
Capital expenditures	26,097	28,509	18,397	19,367	24,857
Average common shares outstanding - basic	23,599	23,106	21,475	18,750	18,506

Year-end financial position (in thousands)
Working capital	$120,808	$126,663	$132,952	$120,085	$87,035
Current ratio	1.5 to 1	1.6 to 1	1.7 to 1	1.9 to 1	1.5 to 1
Property, plant and equipment	$157,056	$166,284	$154,088	$159,440	$152,943
Total assets	999,908	936,962	838,434	660,246	646,537
Long-term debt and notes payable	286,025	268,045	241,017	220,962	231,441
Stockholders’ equity	395,205	350,524	329,353	215,937	206,902
Debt as a percent of total capitalization (2)	42.0%	43.3%	42.3%	50.6%	52.8%

Year-end statistics
Employees	6,205	6,047	6,026	5,172	5,150

(1)	All per share data, other than net income and dividends per common share, are based on actual common shares outstanding at the end of each year. Net income per common share is based on weighted average common shares outstanding during each year.
(2)	Debt includes all interest-bearing debt and total capitalization includes interest-bearing debt and stockholders’ equity.
(3)	The 2005 results include approximately $391, or $0.02 per share, of charges related to the cumulative effect of a change in accounting principle, net of taxes. These charges resulted from the adoption of FIN No. 47, “Accounting for Conditional Asset Retirement Obligations.”
(4)	As of January 1, 2005, the Company changed the method of determining the cost of certain U.S. inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. All previously reported results have been restated to reflect the retroactive application of the accounting change and were previously reported on the Company’s Current Report on Form 8-K dated July 25, 2005.
(5)	For periods prior to January 1, 2002 (the effective date of Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets), goodwill was amortized on a straight-line basis. As such, the 2001 financial data include $3,449 of goodwill amortization expense, net of taxes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

2005 Highlights

The Company achieved record sales of $1,102.2 million and 50.6% growth in operating income to $86.7 million in 2005. The record sales year was driven by organic growth in all of the Company’s operating segments and incremental sales from recent acquisitions. Profitability improved in all three operating segments as a result of profitable sales growth and operational improvements.

During 2005, Barnes Aerospace entered into two additional aftermarket RSPs, committing approximately $35.5 million in participation fees. The RSPs secure long-term relationships for aftermarket sales of engine parts with attractive financial returns. These programs had a positive impact on 2005 results and are expected to continue to have a positive impact going forward.

The Company completed two acquisitions, Toolcom and Service Plus Distributors, within Barnes Distribution, which complemented and increased its product offerings and strengthened its global presence.

The Company completed a financial restructuring, which included a legal reorganization of its international operations, and amended its revolving credit facilities in January 2006. The new structure and amended credit facilities will enable rapid financing through efficient deployment of cash to support global operations. During the third quarter of 2005, the Company also completed the sale of $100.0 million of 3.75% Convertible Senior Subordinated Notes due in August 2025. The proceeds were used to repay indebtedness under the Company’s revolving credit facility. As a result of this new fixed rate debt, nearly 90% of the Company’s total borrowings at December 31, 2005 were at a fixed rate.

During the second quarter of 2005, the Company sold its 45% investment in NASCO, a joint venture formed in 1986 between the Company and NHK Spring Co., Ltd. of Japan (“NHK”), to NHK for $18.6 million, resulting in an after-tax gain of $4.0 million.

In August 2005, the Company was awarded multi-year Pioneer Status in Singapore, retroactive to October, 2003. Pioneer Status provides the Company with special tax benefits on the earnings from the production and sale of certain engine components by Barnes Aerospace. Tax benefits of approximately $4.1 million were recorded during 2005, $1.5 million of which related to periods prior to January 1, 2005.

Management Objectives

Management has embraced a corporate culture within Barnes Group that has as its common goals the generation of balanced and sustainable profitable growth and building lasting value for its stockholders. The Company’s strategies for generating growth include organic growth from new products and services, markets and customers; and growth from strategic acquisitions, of which 11 have been completed since 1999.

Our Business

Barnes Group consists of three operating segments: Barnes Distribution, an international distributor of industrial MROP supplies; Associated Spring, one of the world’s largest manufacturers of precision mechanical components and nitrogen gas products, and a global supplier of retaining rings, specialty spring products--reed valves and shock discs, and injection-molded plastic components; and Barnes Aerospace, a manufacturer and repairer of highly engineered assemblies and products for aircraft engines, airframes, and land-based industrial gas turbines.

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

In Barnes Distribution, KPIs include daily sales average, or DSA; average order size; and fill rate, which is the percentage of order lines filled on the first pass from the distribution center assigned to that customer.

At Associated Spring, KPIs include sales and orders per day, which together provide visibility on sales in the next 60 days. Management tracks inventory turns and sales per employee to gauge efficiency, and measures on-time delivery and the number of defective parts per million as means of evaluating customer service levels.

At Barnes Aerospace, important KPIs are customer orders and backlog, which are utilized to forecast how sales will develop over the next 12 months. In the OEM operations, management closely tracks quality measurements and on-time delivery to its customers. In the aftermarket operations, management measures quality and turnaround time of overhauled or repaired parts returned to the customers.

Key Industry Data

In each business, management also tracks a variety of economic and industry data as indicators of the health of a particular sector.

At Barnes Distribution, the data includes the Institute for Supply Management’s PMI Composite Index (the “PMI”) and the Federal Reserve’s Industrial Production Index (the “IPI”), which are monthly indicators of the health of U.S. manufacturing activity. Management tracks similar indices in Canada, France and the United Kingdom and also utilizes the Business Conditions Report of the Precision Metalforming Association, which correlates well with demand for Barnes Distribution’s Raymond products.

For Associated Spring, key data include the IPI; durable goods orders; tooling build schedules; compressor build forecasts; the production of light vehicles, both in the U.S. and globally; and capital investments in the telecommunications and electronics industries.

At Barnes Aerospace, for its OEM operations, management regularly tracks orders and deliveries for each of the major aircraft manufacturers, as well as engine purchases made for new aircraft. In the aftermarket operations, management monitors the number of aircraft in the active fleet, the number of planes temporarily or permanently taken out of service, aircraft utilization rates for the major airlines, shop visits, and traffic growth. Management also monitors annual appropriations for the U.S. military related to new aircraft purchases and maintenance.

Acquisitions

Acquisitions have been a key growth driver for the Company in each of its three business segments. The Company acquired a number of businesses during the past three years, two of which occurred in 2005 and are described more fully below. The Company continues to evaluate potential acquisitions that will broaden product line offerings and expand geographic reach, and that provide synergistic opportunities.

On September 30, 2005, the Company acquired substantially all of the assets of Service Plus Distributors, a distributor of gas springs, dampers and hardware to equipment and vehicle manufacturers. Service Plus Distributors is being integrated into Barnes Distribution’s Raymond business and complements Raymond’s product offerings. The purchase price to the seller was $13.7 million of which $3.7 million is payable within three years of the closing date and is contingent upon the occurrence of certain events or the achievement of certain performance targets. Such consideration will be recorded if and when paid.

On August 9, 2005, the Company acquired the stock of Toolcom, a distributor of maintenance, repair and operating (“MRO”) supplies in the United Kingdom. Toolcom is being integrated into the Barnes Distribution segment, strengthening its presence in Europe through geographic expansion in the United Kingdom and increasing its product offerings. The purchase price to the seller was 7.6 million pounds sterling, or approximately $13.6 million, of which 2.2 million pounds sterling, or approximately $3.8 million, is payable within two years of the closing date and is contingent upon the occurrence of certain events or the achievement of certain performance targets. Such consideration will be recorded if and when paid.

In September 2004, the Company acquired DE-STA-CO Manufacturing (“DE-STA-CO”), a world leader in the design and manufacture of specialty spring products--reed valves and shock discs. DE-STA-CO, which is now known as Barnes Precision Valve, was formerly an operating division of Dover Resources, Inc., a subsidiary of Dover Corporation. This acquisition expanded the presence of the Associated Spring segment in these markets, internationally and domestically. The purchase price of this acquisition was $18.2 million. In connection with this acquisition, management approved and committed to a plan in 2005 to reorganize Barnes Precision Valve’s business facilities and involuntarily terminate employees. The reorganization is expected to be completed by the end of 2006.

In February 2003, the Company acquired Kar Products, LLC and certain assets of a related company, A.&H. Bolt & Nut Company Ltd. (“Kar”), which was a leading full-service distributor of MRO supplies to industrial, construction, transportation and other markets. The consideration for the acquisition was $76.1 million. This acquisition expanded both the geographic scope and product line reach of the Barnes Distribution segment. Kar had a diversified customer base operating in all 50 states of the U.S., Puerto Rico, and Canada, further enhancing Barnes Distribution’s leadership position within the MROP market and its international presence. In connection with the acquisition, management had approved and committed to certain activities aimed at achieving a number of post-acquisition cost savings and other synergies through headquarters and infrastructure consolidation. This plan included combining the headquarters functions and consolidating warehousing and distribution networks. The Kar integration was completed during 2004.

For a further description of acquisitions made over the past three years, refer to Notes 2 and 7 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Sales

($ in millions)	2005	2004	$ Change	% Change	2003
Barnes Distribution	$453.8	$424.8	$29.0	6.8%	$400.7
Associated Spring	422.4	373.5	48.9	13.1%	333.1
Barnes Aerospace	235.4	205.9	29.5	14.4%	165.7
Intersegment sales	(9.4)	(9.5)	0.1	0.5%	(8.7)

Total	$1,102.2	$994.7	$107.5	10.8%	$890.8

Barnes Group Inc. reported record net sales of $1,102.2 million in 2005, an increase of $107.5 million, or 10.8%, over 2004 net sales of $994.7 million. The sales increase reflected $70.1 million of organic sales growth; $18.8 million at Barnes Distribution, $21.7 million at Associated Spring and $29.5 million at Barnes Aerospace, including the aftermarket RSPs. Barnes Precision Valve, which was acquired in August 2004, contributed $23.3 million of incremental sales to Associated Spring. The acquisitions of Toolcom and Service Plus Distributors, which were acquired in August and September 2005, respectively, contributed $7.3 million of incremental sales to Barnes Distribution. The strengthening of foreign currencies against the U.S. dollar, primarily in Canada, increased net sales approximately $6.8 million during 2005. Geographically, the Company’s international sales increased 20.1% year-over-year and domestic sales increased 6.8%. Excluding the positive impact on sales of foreign currency translation, the Company’s international sales increased 17.7% in 2005 over 2004.

In 2004, the Company reported net sales of $994.7 million, an increase of $103.9 million, or 11.7%, over 2003 net sales of $890.8 million. The sales increase was driven mainly by organic sales growth of $69.3 million; $6.9 million at Barnes Distribution, $23.0 million at Associated Spring and $40.2 million at Barnes Aerospace. The Company’s acquisitions of Kar and Barnes Precision Valve contributed $10.4 million to Barnes Distribution’s sales and $8.5 million to Associated Spring’s sales, respectively. Additionally, the strengthening of foreign currencies against the U.S. dollar, primarily in Europe and Canada, increased sales by approximately $15.7 million. Geographically, the Company’s international sales increased 16.1% year-over-year and domestic sales increased 10.6%. Excluding the positive impact on sales of foreign currency translation, the Company’s international sales increased 9.8% in 2004 over 2003.

Expenses and Operating Income

($ in millions)	2005	2004	$ Change	% Change	2003
Cost of sales	$705.5	$652.9	$52.6	8.1%	$577.0
% sales	64.0%	65.6%			64.8%

Gross profit	$396.7	$341.8	$54.9	16.1%	$313.8
% sales	36.0%	34.4%			35.2%

Selling and administrative expenses	$310.0	$284.2	$25.8	9.1%	$262.0
% sales	28.1%	28.6%			29.4%

Operating income	$86.7	$57.6	$29.1	50.6%	$51.8
% sales	7.9%	5.8%			5.8%

In 2005, operating income improved 50.6% from 2004 to $86.7 million. The results reflect significant operating profit improvement in each of the three business segments, driven by sales growth and operational improvements, which are more fully discussed in the Financial Performance by Business Segment below. Driven by higher sales volume, cost of sales increased, but at a lower rate than sales due to productivity improvements at all three segments. Late 2004 personnel reductions favorably impacted 2005 operating income by generating approximately $4.8 million in personnel costs savings at Associated Spring and Barnes Distribution. These improvements were offset, in part, by a shift in the overall sales mix to the manufacturing businesses which have lower gross margins than the distribution business and higher costs of raw material and purchased parts. Additionally, during 2005, as part of management’s ongoing internal control assessment, the Company identified and recorded an adjustment to accounts payable and cost of sales at Barnes Distribution. The Company determined that cost of sales was overstated in prior periods due to inaccuracies in recording inventory receipts. This overstatement was corrected in 2005 as a $1.8 million reduction to cost of sales. Management concluded that such corrections were immaterial, both quantitatively and qualitatively, to the 2005 financial statements and immaterial to the previously reported results of the prior periods to which they relate. Total selling and administrative expenses decreased as a percentage of sales to 28.1% from 28.6% in 2004. This decrease was driven, in part, by the higher proportion of sales in the manufacturing businesses, which have a lower selling expense component than the distribution business. Additionally, included in selling and administrative expenses in 2004 was $3.5 million related to the fourth quarter severance charge discussed above which did not recur in 2005.

Operating income was $57.6 million in 2004, an increase of 11.1% when compared with 2003. Operating income included a $3.5 million pre-tax charge taken in the fourth quarter of 2004 related to costs of personnel reductions at Associated Spring and Barnes Distribution which occurred in the first quarter of 2005. These costs related to actions needed to offset higher raw material costs going forward at Associated Spring and enable the realization of benefits from the Kar Products integration and improved customer service levels at Barnes Distribution. Operating income also included $1.0 million in inventory and facility charges which were partially offset by $0.7 million of benefits related to the reduction of lease obligations at idle facilities. These results reflect significantly higher operating profit at Barnes Aerospace offset by lower operating profits at both Barnes Distribution and Associated Spring. Operating income margin remained at 5.8% from 2003. Cost of sales, as a percentage of sales, increased to 65.6%, or a 13.2% increase from 2003, which is slightly more than the growth rate in sales for the year. This reflected a shift in overall sales mix to the manufacturing businesses which had lower gross margins than the distribution business combined with lower gross profit margins at Barnes Distribution and Associated Spring. Gross profit margins at Barnes Distribution were negatively impacted by a shift in sales mix to larger accounts which traditionally have lower pricing and to additional costs incurred to improve customer service levels. Associated Spring’s margin compression resulted from higher raw material costs. Total selling and administrative expenses decreased as a percentage of sales to 28.6% from 29.4% in 2003. This decrease was also driven by the higher proportion of sales in the manufacturing businesses, which have a lower selling expense component than the distribution business. Impacting both cost of sales and selling and administrative expenses were higher benefit costs including medical and pension costs. Included in selling and administrative expenses in 2004 was $3.5 million related to the fourth quarter severance charge discussed above as well as approximately $1.0 million of incremental external costs related to the Company’s Sarbanes-Oxley Section 404 compliance effort.

Other Income/Expense

Other income, net of other expenses, increased in 2005 compared to 2004 primarily as a result of the sale of the Company’s investment in NASCO in 2005 which resulted in a pre-tax gain of $8.9 million. Additionally, the Company recorded lower foreign exchange losses in 2005 as compared to 2004. The Company’s policy is to hedge foreign currency transaction exposure except in locations where the local currency has historically weakened against the U.S. dollar. This higher income was offset, in part, by lower equity income from NASCO in the period through the sale date.

The decrease in other income, net of other expenses, from 2004 to 2003 was principally due to lower equity income from NASCO. Additionally, investment of foreign cash in the aftermarket RSPs reduced short-term investments and related interest income.

Interest expense increased in 2005 from 2004 as a result of higher interest rates and higher average borrowings. The higher average interest rates resulted from higher rates on the Company’s variable rate revolving credit facility. In August, 2005 the Company completed a $100.0 million convertible senior debt offering. The proceeds from this offering were used to reduce borrowings under the revolving credit agreement. With the addition of the convertible senior debt, the Company’s long-term borrowings are now comprised of approximately 90% fixed rate debt which will result in less earnings volatility in future periods from changing interest rates.

Interest expense decreased in 2004 as compared to 2003 due to a reduction in average interest rates. The lower average interest rates resulted from principal payments on higher cost fixed rate debt and favorable terms negotiated in the amended and restated revolving credit agreement completed during the second quarter of 2004.

Income Taxes

The Company’s effective tax rate was 22.4% in 2005, compared with 20.0% in 2004 and 13.8% in 2003. The 2005 effective tax rate includes certain discrete items including the tax impact of the sale of NASCO and the

Singapore Pioneer Status tax benefits related to periods prior to 2005. Additionally, the 2005 rate reflects a shift in income to jurisdictions with higher tax rates offset, in part, by the current year favorable impact of the Singapore Pioneer Status on 2005 income.

The increase in the tax rate in 2004 when compared to 2003 reflects the absence of two discrete beneficial tax matters included in 2003 that effectively reduced the 2003 tax rate from 19.3% to 13.8%. The benefits recorded in 2003 were associated with a Brazilian tax matter which was resolved in 2003 and the anticipated utilization of minimum asset tax carryforwards in Mexico. Among other items impacting the future tax rate is the mix of income between U.S. and foreign operations. See Note 10 of the Notes to the Consolidated Financial Statements for a reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate.

In the normal course of business, the Company and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service (“IRS”). The IRS recently completed its review of the Company for the tax years 2000 through 2002. The IRS is proposing changes to these tax years which could result in a tax cost of approximately $16,500, plus a potential penalty of 20% of the tax assessment plus interest. The Company and its advisors believe the Company’s tax position on the issues raised by the IRS is correct and, therefore, the Company will vigorously defend its position. The Company and its advisors believe the Company will prevail on this issue. Any additional impact on the Company’s liability for income taxes cannot presently be determined, but the Company believes the outcome will not have a material impact on its results of operations, financial position or cash flows.

Income and Income Per Share

($ in millions, except per share)	2005	2004	$ Change	% Change	2003
Income before change in accounting principle	$60.9	$34.4	$26.5	76.9%	$32.9

Income per share before change in accounting principle:
Basic	$2.58	$1.49	$1.09	73.2%	$1.53
Diluted	2.50	1.44	1.06	73.6%	1.49

Basic and diluted net income per share increased in line with the increase in net income. Basic and diluted average shares outstanding increased slightly as a result of shares issued for stock compensation awards. Additionally, diluted average shares outstanding increased due to the increase in the Company’s per share market price.

As of December 31, 2005, the Company adopted the provisions of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” The cumulative effect of applying this Interpretation is treated as a change in accounting principle. This cumulative change in accounting principle decreased net income by $0.4 million, net of tax, or $0.02 per share. See Note 19 of the Notes to the Consolidated Financial Statements.

Financial Performance by Business Segment

Barnes Distribution

($ in millions)	2005	2004	$ Change	% Change	2003
Sales	$453.8	$424.8	$29.0	6.8%	$400.7
Operating profit	26.4	13.8	12.6	91.5%	16.5
Operating margin	5.8%	3.2%			4.1%

Barnes Distribution achieved record sales of $453.8 million in 2005, a 6.8% increase over 2004. Organic sales grew $18.8 million, or 4.4%, in part due to the positive results of Barnes Distribution’s strategic initiatives in the U.S., particularly its Corporate and Tier II account initiatives. Sales from Barnes Distribution’s Raymond business improved 10.0% over 2004. Toolcom and Service Plus Distributors, which were acquired by Barnes Distribution in 2005, provided incremental sales of $7.3 million while foreign exchange rates had a favorable impact of $2.9 million on 2005 sales. Key performance indicators in the U.S., such as the daily sales average and average order size, improved as compared to 2004. Additionally, Barnes Distribution’s operations in Canada and Europe reported higher year-over-year sales.

Barnes Distribution’s operating profit nearly doubled from 2004 due, in large part, to higher sales and improved gross margins driven by cost savings and operational improvements. Higher selling prices in 2005 offset increased vendor costs, primarily for steel-based product and freight costs. The personnel reductions in late 2004 generated $1.9 million in savings during 2005. Operating profit in 2004 also included approximately $4.2 million of integration costs related to the Kar acquisition and costs incurred to address customer service levels which did not recur in 2005. As previously discussed, Barnes Distribution recorded a $1.8 million reduction to cost of sales in 2005 which positively impacted operating profit. These items were offset, in part, by higher sales personnel costs and higher incentive compensation expense. Operating profit in 2004 included a $1.3 million severance charge and approximately $1.0 million in inventory and facility charges which did not recur in 2005.

Outlook: Barnes Distribution’s major focus in 2006 is organic sales growth which will be achieved through its strategic growth initiatives with an emphasis on large and regional corporate customers and Tier II relationships. In addition, continued expansion of its team selling model will contribute to future sales growth. Management expects to complete the integration of Toolcom and Service Plus Distributors into Barnes Distribution in 2006. Operating profits are expected to increase due to additional sales volume, operational improvements and management’s effort to share its supplier price increases with its customers. Additionally, Barnes Distribution is continuing its global sourcing initiative to find alternate sources for its products which should mitigate the impact of any price increases on domestically sourced products. Higher fuel costs may negatively impact operating profits going forward.

Sales increased in 2004 from 2003 due primarily to the acquisition of Kar, which contributed approximately $10.4 million of incremental sales. Organic sales increased $6.9 million as a result of positive results from the strategic growth initiatives and improvements in customer service levels. These increases were offset by decreases in other customer markets. Sales were also favorably impacted by approximately $6.8 million due to the strengthening of foreign currencies against the U.S. dollar.

Operating profit in 2004 was negatively impacted by a $1.3 million charge for severance costs and $1.0 million in inventory and facility charges taken in the fourth quarter of 2004. Barnes Distribution incurred incremental costs of $2.1 million related to strategic growth initiatives, including costs to strengthen the sales force, and $2.4 million to address customer service level issues. Additionally, profits were adversely impacted by a shift in sales mix to large accounts, which traditionally have lower pricing than the core business. Higher product costs, particularly related to steel prices and freight costs, were largely offset by customer price increases. The year-over-year profit comparison was negatively impacted by the $1.3 million gain on the sale of a distribution center in 2003. Synergistic savings from the Kar acquisition of approximately $5.9 million partially offset these items.

Associated Spring

($ in millions)	2005	2004	$ Change	% Change	2003
Sales	$422.4	$373.5	$48.9	13.1%	$333.1
Operating profit	32.1	23.4	8.7	37.1%	26.7
Operating margin	7.6%	6.3%			8.0%

Associated Spring reported record sales of $422.4 million in 2005, a 13.1% increase over 2004, driven by continued sales growth in its specialty operations, particularly with respect to nitrogen gas products, retaining rings and reed valves. Organic sales growth was $21.7 million in 2005. Barnes Precision Valve, which was acquired during the third quarter of 2004, contributed approximately $23.3 million of incremental sales. Additionally, sales were positively impacted by approximately $3.9 million related to the impact of foreign exchange translation, primarily in Brazil and Canada. Sales from the legacy business were essentially flat year over year.

Associated Spring’s operating profit increased 37.1% to $32.1 million in 2005. The increase was driven in large part by the profit contribution on higher sales volume from the specialty operations, and the incremental sales from the Barnes Precision Valve acquisition. Partially offsetting the profit improvement in the specialty operations was a decline in profit at the traditional, legacy spring operations. During 2005, Associated Spring incurred higher raw material costs which were largely offset with customer price increases. The late 2004 personnel reductions positively impacted 2005 operating profit by reducing 2005 operating costs by approximately $2.9 million. These improvements were offset, in part, by higher than anticipated domestic operating costs and continued costs related to the start-up of the Monterrey, Mexico facility. Also, the Company incurred approximately $1.2 million in costs in 2005 related to the successful negotiation of certain union pension and health care agreements. Operating profit in 2004 included $2.2 million of severance costs which did not recur in 2005.

Outlook: Key to 2006 performance is continued sales growth in the specialty operations. Management is focused on the development of these operations through investments in capacity and geographic expansion. Modest increases are expected in the markets served by the traditional, legacy spring business including light vehicle, heavy truck and other industrial products. Associated Spring continues to diversify its business portfolio to mitigate any potential exposure to a particular industry or customer. Associated Spring’s relative concentration of sales to the domestic direct light vehicle market has steadily declined since 1999 to less than 20% of Associated Spring’s total sales. Management continues to focus on improving the operational performance of these businesses through the transfer of certain production to lower-cost facilities and other productivity initiatives. Generally, raw material prices continue to increase and Associated Spring continues to manage its exposure to such price increases by seeking cost recovery from its customers. The Company completed negotiations on certain union labor, pension and health care agreements with new contracts being ratified in January 2006. These new agreements will have a negative impact on first quarter 2006 earnings of approximately $0.6 million which is expected to be largely offset by cost savings during 2006. In addition, the Company will be negotiating additional agreements that will expire in 2006. Any costs resulting from reorganizing business facilities, raw material price increases, and new labor actions or labor agreements could negatively impact 2006 profit margins.

Associated Spring reported sales of $373.5 million in 2004. This performance was driven in large part by organic sales growth of $23.0 million. Growth came in all of its key market segments, most notably in the industrial product markets which realized sales growth of 23.4% driven primarily by the success of reed products in Brazil. Additionally, the heavy truck, light vehicle, telecommunications and electronics, and nitrogen gas spring markets had positive year-over-year sales trends. Barnes Precision Valve, which the Company acquired in September 2004, contributed approximately $8.5 million in sales in 2004. The strengthening of foreign currencies against the U.S. dollar, primarily in Europe, had a positive impact on sales of approximately $8.9 million during 2004.

Associated Spring’s operating profit decreased in 2004 resulting in a 6.3% operating margin, compared to 8.0% in 2003. Operating profit in 2004 was positively impacted by increased sales, mainly in Associated Spring’s international locations. However, overall operating profit was reduced by raw material net cost increases of $5.6 million and a $2.2 million charge for severance costs recorded in the fourth quarter. Additionally in 2004, the Company incurred approximately $2.5 million in costs related to operating improvement initiatives focused on capacity, quality issues and lean manufacturing, approximately $0.8 million of higher medical costs and approximately $0.4 million of cost of sales expense related to the purchase accounting step-up of inventory to fair value at Barnes Precision Valve.

Barnes Aerospace

($ in millions)	2005	2004	$ Change	% Change	2003
Sales	$235.4	$205.9	$29.5	14.4%	$165.7
Operating profit	28.4	21.4	7.0	32.8%	10.6
Operating margin	12.1%	10.4%			6.4%

Barnes Aerospace achieved record sales of $235.4 million in 2005. The sales increase included a 38.3% increase in aftermarket sales, driven by increased sales from the aftermarket RSPs and increased overhaul and repair sales in Asia. Additionally, OEM sales increased 8.6% during 2005. Total orders for 2005 were $311.3 million, compared with $253.6 million in 2004 and $161.9 million in 2003. Included in the 2005 orders were $87.9 million in orders for the GE90 commercial engine program and $66.8 million of direct and indirect military orders. The 2005 increase in orders also includes the impact of extended customer lead times driven by raw material availability. Order backlog increased 39.0% to a record $269.3 million at December 31, 2005, from $193.8 million at December 31, 2004. Approximately 70% of the order backlog as of December 31, 2005 is expected to be shipped in 2006.

Barnes Aerospace’s operating profit was $28.4 million in 2005, a 32.8% increase over 2004. Operating profit improvement was driven by the increased sales volume from the high margin aftermarket RSPs and the increase in overhaul and repair sales. In addition, the OEM business’s operating profit improved during a year in which new product introduction was at historically high levels. Both the OEM and aftermarket operating profits benefited from continued focus on Six Sigma and lean initiatives.

Outlook: Sales at Barnes Aerospace are expected to increase during 2006 on the strength of the aftermarket RSPs and the OEM backlog. Management is focused on adding capacity and improving productivity through operational improvements and transitioning certain manufacturing activities to Singapore. OEM commercial sales are expected to increase as a result of the strong commercial engine market and Barnes Aerospace’s participation in a large commercial engine program. Management expects OEM military sales to increase based on the strength of its backlog. Aftermarket sales should increase as the repair and overhaul businesses target new repair development and the aftermarket RSP sales increase due to the ramp-up on the new agreements. Operating profits are expected to continue to be positively impacted by the higher-margin aftermarket RSPs and overhaul and repair business and by OEM sales volume. As raw material lead times increase, particularly for titanium, management continues to take actions to minimize potential exposure from running out of stock or price increases by building inventory buffers of key components to the extent practical. Profits could be impacted by raw material prices and availability, and the impact of higher new product introductions.

Barnes Aerospace achieved sales of $205.9 million in 2004. Increased sales over 2003 reflected solid growth in aftermarket sales, which increased 53.7% and were driven by $9.6 million in sales from the RSPs and a 19.0% increase in the overhaul and repair business. Barnes Aerospace entered into three additional aftermarket RSPs during 2004 which drove the incremental RSP sales. Additionally, OEM sales increased 19.5%.

In 2004, Barnes Aerospace’s operating profit doubled from 2003. Operating profit was positively impacted by the sharply higher aftermarket and OEM sales volumes and the profit contribution from the RSPs. Partially offsetting these factors was higher incentive compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company’s liquidity in terms of its overall ability to generate cash to fund its operating and investing activities. Of particular importance in the management of liquidity are cash flows generated from operating activities, capital expenditure levels, dividends, capital stock transactions, effective utilization of surplus cash positions overseas and adequate lines of credit.

The Company’s ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow and working capital management, and anticipates that operating activities in 2006 will generate significant cash. This operating cash flow may be supplemented with external borrowings to meet near-term organic business expansion and the Company’s current financial commitments. Any future acquisitions are expected to be financed through internal cash, borrowings and equity, or a combination thereof.

Cash Flow

($ in millions)	2005	2004	$ Change	% Change	2003
Operating activities	$72.4	$54.2	$18.2	33.7%	$60.1
Investing activities	(85.5)	(75.6)	(9.9)	(13.1)%	(95.5)
Financing activities	5.2	6.2	(1.0)	(17.2)%	53.7
Exchange rate effect	(0.3)	1.7	(2.0)	NM	3.1

(Decrease) increase in cash	$(8.2)	$(13.5)	$5.3	38.9%	$21.4

NM – Not meaningful

Operating activities are the principal source of cash flow for the Company, generating $72.4 million in cash during 2005 compared to $54.2 million in 2004. The increase in operating cash flow in 2005 is due primarily to the improved operating performance. This was offset in part by the increased use of cash for working capital as higher investments in working capital were required to support organic sales growth in all three segments. Accounts receivable levels increased in proportion to increased sales levels and were consistent with 2004 when measured on a days sales outstanding basis. However, inventory levels increased at a higher rate than sales, principally due to increased inventory levels at Barnes Aerospace which were required in response to longer lead times, raw material availability and customer build requirements.

Cash used by investing activities in 2005 included $56.8 million in participation fees related to the aftermarket RSPs which are more fully discussed in Note 5 of the Notes to the Consolidated Financial Statements. These payments were funded mainly with cash held outside the U.S. As of December 31, 2005, the Company had a $27.8 million liability for participation fees under the RSPs which is included in accounts payable. These payments will also be made mainly with cash generated outside of the U.S. The payment schedule for the aftermarket RSPs follows (in millions):

2003	$17.5
2004	32.0
2005	56.8
2006	27.8

$134.0

Investing activities include proceeds from the sale of NASCO in 2005. Investing activities also include the acquisitions of Toolcom and Service Plus Distributors in 2005, DE-STA-CO in 2004 and Kar in 2003. The Company’s capital spending program focuses on business growth and improvements in productivity and quality. Capital expenditures in 2005 were $26.1 million compared to $28.5 million in 2004. The higher spending in 2004 reflected the investments in new distribution centers for Barnes Distribution in Dallas, Chicago, and Ontario, Canada and a new manufacturing plant for Associated Spring in Monterrey, Mexico. The Company expects capital spending in 2006 to be in the range of $30-35 million.

Cash from financing activities in 2005 included a net increase in borrowings of $21.8 million. The proceeds from borrowings along with cash generated from operating activities were used to fund the two acquisitions, capital expenditures and dividends. Included in the net increase in borrowings was the issuance of $100.0 million of convertible subordinated debt, the proceeds of which were used to pay down borrowings under the revolving credit facility. Cash dividends were increased to $0.84 per share compared to $0.80 in 2004. Total cash used to pay dividends increased in 2005 by $1.4 million to $19.9 million. In 2003, the Company’s follow-on public offering of its common stock provided proceeds of approximately $42.2 million (net of expenses incurred) that were used to reduce borrowings under its revolving credit facility.

At December 31, 2005, the Company held $28.1 million in cash and cash equivalents, nearly all of which are held outside the U.S. Since the repatriation of this cash to the U.S. would have had adverse tax consequences, the balances remain outside the U.S. to fund future international growth investments, including capital expenditures, acquisitions and aftermarket RSP participation fees. In 2006, the RSP payments as well as the repayment of the outstanding Yen borrowing will be funded with cash generated outside the U.S. Management has evaluated the one-time favorable foreign dividend provisions enacted as part of the American Jobs Creation Act of 2004 and has decided that no cash will be repatriated from its foreign entities under the provisions of this Act due to anticipated international cash requirements. It is management’s intention to continue to indefinitely reinvest undistributed foreign earnings of its international subsidiaries.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At December 31, 2005, the Company had a $175.0 million revolving credit agreement with 11 participating banks of which $24.0 million was borrowed at an interest rate of 5.31%. Additionally, the Company had $4.0 million in borrowings under short-term bank credit lines, at an interest rate of 6.33%.

The Company recently completed a financial restructuring which was complementary to the Company’s strategy to continue global expansion. As part of this restructuring, the Company reorganized its international operations in 2005, and in January 2006 finalized an Amended and Restated Credit Facility Agreement and amended the terms of its domestic senior note agreements (see Note 20 of the Notes to the Consolidated Financial Statements). This financial restructuring provided a number of key benefits including reduction of refinancing risk, increased financial flexibility, reduced borrowing costs, and the ability of U.S. bank lenders to participate directly in the global expansion of the Company. The new structure provides rapid financing through efficient deployment of cash to support operations wherever needed.

Borrowing capacity is limited by various debt covenants in the Company’s debt agreements. The most restrictive borrowing capacity covenant required the Company to maintain a ratio of Total Debt to EBITDA, as defined in the new revolving credit agreement, of not more than 4.00 times at December 31, 2005. The actual ratio at December 31, 2005 was 2.31 times and would have allowed additional borrowings of at least $207.9 million. As part of the January, 2006 financial restructuring discussed above, the covenant ratios were amended (see Note 20 of the Notes to the Consolidated Financial Statements).

The Company believes its credit facilities, coupled with cash generated from operations, are adequate for its anticipated future requirements.

The funded status of the Company’s pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and benefit obligations. In 2005, the fair value of pension plan securities traded in equity markets increased, which had a positive impact on the funded status of the plans. However, the increase in the fair value of plan assets was more than offset by an increase in the benefit obligation due to normal service costs, a reduction in the discount rate and a change in mortality assumptions. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions,” the Company records a minimum pension liability adjustment for under-funded plans through a non-cash after-tax charge to accumulated other non-owner changes to equity. As of December 31, 2005 and 2004, the under-funded status of the plans increased, resulting in $5.5 million and $8.9 million non-cash after-tax charges to equity, respectively. From a cash perspective, approximately $2.5 million in cash contributions were made by the Company to its various pension plans in 2005 including the required minimum contributions to its qualified U.S. pension plans. The Company expects to contribute approximately $5.6 million to its various plans in 2006.

Contractual Obligations and Commitments

At December 31, 2005, the Company had the following contractual obligations and commercial commitments:

($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Long-term debt obligations	$285.6	$43.8	$87.5	$30.3	$124.0
Estimated interest payments under long-term obligations (1)	53.7	16.3	23.7	13.2	0.5
Capital lease obligations	0.4	0.3	0.1	—	—
Operating lease obligations	40.1	10.0	12.4	8.1	9.6
Purchase obligations (2)	110.4	101.8	7.8	0.4	0.4
Expected pension contributions (3)	5.6	5.6	—	—	—
Expected benefit payments – other postretirement benefit plans (4)	62.0	6.9	13.4	12.8	28.9

Total	$557.8	$184.7	$144.9	$64.8	$163.4

(1)	Interest payments under long-term debt obligations have been estimated based on the borrowings outstanding and market interest rates as of December 31, 2005.
(2)	The amounts do not include purchase obligations already reflected as current liabilities on the consolidated balance sheet. The purchase obligation amount includes all outstanding purchase orders as of the balance sheet date as well as the minimum contractual obligation or termination penalty under other contracts.
(3)	The amount included in “Less than 1 Year” reflects anticipated contributions to the Company’s various pension plans. Anticipated contributions beyond one year are not determinable.
(4)	The amounts reflect anticipated future benefit payments under the Company’s various other postretirement benefit plans based on current actuarial assumptions. Expected benefit payments do not extend beyond 2015. See Note 9 of the Notes to the Consolidated Financial Statements.

OTHER MATTERS

Inflation

Inflation generally affects the Company through its costs of labor, equipment and raw materials. Increases in the costs of these factors have historically been offset by price increases, operating improvements, and other cost saving initiatives. During 2005 and 2004, the Company experienced inflation in raw material prices, specifically steel and titanium.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 of the Notes to the Consolidated Financial Statements. The most significant areas involving management judgments and estimates are described below. Actual results could differ from such estimates.

Inventory Valuation: Inventories are valued at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market. As discussed in Note 19 of the Notes to the Consolidated Financial Statements, the Company changed the method of determining the cost of certain U.S. inventories which previously utilized the last-in, first-out method to the first-in, first-out method as of January 1, 2005. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable value. Loss provisions, if any, on contracts are established when estimable. Loss provisions are based on the projected excess of manufacturing costs over the net revenues of the products or group of related products under contract. The process for evaluating the value of excess and obsolete inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may necessitate future adjustments to these provisions.

Business Acquisitions: Assets and liabilities acquired in a business combination are recorded at their estimated fair values at the acquisition date. At December 31, 2005, the Company had $235.3 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment testing. The assessment of goodwill involves the estimation of the fair value of “reporting units,” as defined by SFAS No. 142. Management completed this annual assessment during the second quarter of 2005 based on the best information available as of the date of the assessment, which incorporated management assumptions about expected future cash flows. Based on this assessment, there was no goodwill impairment in 2005. Future cash flows can be affected by changes in the global economy and local economies, industries and markets in which the Company sells products or services, and the execution of management’s plans, particularly with respect to integrating acquired companies. There can be no assurance that future events will not result in impairment of goodwill or other intangible assets.

Revenue Sharing Programs: The Company participates in aftermarket RSPs under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program. As consideration, the Company pays participation fees, which are recorded as long-lived intangible assets, and are recognized as a reduction to sales over the life of the program. The recoverability of the intangible asset is subject to significant estimates about future revenues related to the program’s aftermarket parts. Management updates revenue projections periodically, which includes comparing actual experience against projected revenue and obtaining industry projections. The potential exists that actual revenues will not meet expectations due to a change in market conditions. A shortfall in future revenues may indicate an impairment of the intangible asset. The Company evaluates the remaining useful life of this asset to determine whether events and circumstances warrant a revision to the remaining period of amortization. The intangible asset is reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company has not revised the amortization period or identified any impairment of these intangible assets. See Note 5 of the Notes to the Consolidated Financial Statements.

Reorganization of Businesses: For non-acquisition related reorganizations, the Company records the cost of reorganization initiatives at the time the liability is incurred. For reorganization initiatives in connection with acquisitions, the Company records liabilities at the time that management has approved and committed to a reorganization plan. Such a plan identifies all significant actions to be taken and specifies an expected completion date that is within a reasonable period of time. The liability includes those costs that can be reasonably estimated. These estimates are subject to adjustments based upon actual costs incurred.

Pension and Other Postretirement Benefits: Accounting policies and significant assumptions related to pension and other postretirement benefits are disclosed in Note 9 of the Notes to the Consolidated Financial Statements.

The following table provides a breakout of the current targeted mix of investments, by asset classification, along with the historical rates of return for each asset class and the long-term projected rates of return for the U.S. plans.

	Target Asset Mix %	Annual Return %
		Historical(1)	Long-Term Projection
Asset class
Large cap growth	17	11.6	10.6
Large cap value	17	14.1	13.1
Mid cap equity	12	14.7	13.7
Small cap growth	7	8.9	7.9
Small cap value	7	15.0	14.0
Non-U.S. equity	10	11.1	10.1
Real estate-related	5	14.1	13.1
Fixed income	20	9.3	6.3
Cash	5	6.5	3.5
Weighted average		12.3	10.8

(1)	Historical returns based on the life of the respective index, approximately 25 years.

The historical rates of return were calculated based upon compounded average rates of return of published indices. The 25% aggregate target for fixed income and cash investments is lower than the fixed income and cash component of a typical pension trust. The fixed income investments include a higher-than-average component of yield-aggressive investments, including high-yield corporate bonds. Based on the overall historical and projected rates of return, management is projecting the long-term rate of return on its U.S. pension assets to be 9.5%.

The discount rate used for the Company’s U.S. pension plans is selected based on highly rated long-term corporate bond indices and yield curves that match the duration of the plans’ benefit obligations. The selected rate reflects the rate at which the pension benefits could be effectively settled. At December 31, 2005, the Company selected a discount rate of 5.60% for its U.S. pension plans. The discount rates for non-U.S. plans were selected based on indices of high-quality bonds using criteria applicable to the respective country.

A one-quarter percentage point change in the assumed long-term rate of return would impact the Company’s pretax income by approximately $0.8 million annually. A one-quarter percentage point decrease in the discount rate would decrease the Company’s pretax income by approximately $0.4 million annually. The Company reviews these and other assumptions at least annually.

During 2005, the fair value of the Company’s pension plan assets increased by $9.3 million compared to an increase in projected benefit obligations of $31.1 million. The higher increase in the benefit obligation is driven by a 25 basis point decrease in the assumed discount rate and a change in the mortality table assumptions. The Company’s pension expense for 2005 was $1.8 million. Pension expense for 2006 is expected to increase by $5.0 million over 2005 expense, due in part to lower discount rates and changes in the mortality table assumptions.

Income Taxes: As of December 31, 2005, the Company had recognized $41.1 million of deferred tax assets, net of valuation reserves. The realization of these benefits is dependent in part on future taxable income. For those jurisdictions where the expiration date of tax loss carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided. Management believes that sufficient income will be earned in the future to realize deferred income tax assets, net of valuation allowances recorded. The recognized net deferred tax asset is based on the Company’s estimates of future taxable income. The realization of these deferred tax assets can be impacted by changes to tax codes, statutory tax rates and future taxable income levels. Additionally, the Company is exposed to certain tax contingencies in the ordinary course of business. The Company records a liability when an exposure item becomes probable and can be reasonably estimated.

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

In December 2004, the FASB issued a revision to SFAS No. 123. The revised statement, SFAS No. 123R, “Share-Based Payment,” focuses primarily on the accounting for transactions in which a company obtains employee services in exchange for stock options or share-based payments. Currently, the Company grants stock options and other equity-based compensation to its employees and discloses the pro forma effect of compensation expense had the Company applied the provisions of SFAS No. 123 in Note 1 of the Notes to the Consolidated Financial Statements. Under SFAS No. 123R, the Company will be required to record this compensation expense in the Company’s results of operations. In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 107, “Share-Based Payment,” which expresses the views of the SEC regarding the application of SFAS No. 123R and interpretive guidance. Additionally, the SEC approved a rule which delays the effective date of SFAS No. 123R for public companies. As such, this Statement will be effective for the Company beginning in the first quarter of 2006. Upon adoption, the Company anticipates that it will utilize the modified retrospective method and restate prior period results. Management currently estimates that the incremental impact to annual stock-based compensation expense in 2006 will result in a reduction to earnings per share of approximately $0.05, significantly lower than the impact in 2005 and prior years as disclosed in Note 1 of the Notes to the Consolidated Financial Statements. The lower impact is based on changes made to the structure of the equity-based compensation program. The Company has estimated the cumulative effect upon adoption to be immaterial.

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for 2005 were $130.3 million compared to $92.6 million in 2004. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus income taxes, interest expense, and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company’s operating performance. The Company’s definition of EBITDA may not be comparable with EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors. Accordingly, the calculation has limitations depending on its use.

Following is a reconciliation of EBITDA to the Company’s net income (in millions). The 2005 EBITDA results include the $8.9 million gain on the sale of NASCO, the $1.5 million tax benefit realized from prior periods related to being awarded Pioneer Status in Singapore and the $1.8 million favorable adjustment to cost of sales at Barnes Distribution:

	2005	2004
Net income	$60.5	$34.4
Add back:
Income taxes	17.4	8.6
Depreciation and amortization	34.8	34.2
Interest expense	17.6	15.4

EBITDA	$130.3	$92.6

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

The Company’s long-term debt portfolio consists of fixed-rate and variable-rate instruments and is managed to reduce the overall cost of borrowing while also minimizing the effect of changes in interest rates on near-term earnings. In August 2002, the Company entered into an interest rate swap agreement that effectively converted its 7.13% fixed-rate Senior Notes to variable-rate debt. The underlying debt was repaid in equal installments with a corresponding reduction in the interest rate swap through its maturity date in December 2005.

The Company’s primary interest rate risk is derived from its outstanding variable-rate debt obligations. At December 31, 2005, the result of a hypothetical 1% increase in the average cost of the Company’s variable-rate debt would have reduced annual pretax profit by $0.4 million.

At December 31, 2005, the fair value of the Company’s fixed-rate debt was $260.8 million, compared with its carrying amount of $251.0 million. The Company estimates that a 1% decrease in market interest rates at December 31, 2005 would have increased the fair value of the Company’s fixed-rate debt to $269.5 million.

The Company has manufacturing, sales and distribution facilities around the world and thus makes investments and conducts business transactions denominated in various currencies. The currencies of the locations where the Company’s business operations are conducted are the U.S. dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, Euro, Mexican peso, Singapore dollar, Swedish krona, and Thai baht. The Company is exposed primarily to financial instruments denominated in currencies other than the functional currency at its international locations. A 10% adverse change in all currencies at December 31, 2005 would have resulted in a $0.5 million loss in the fair value of those financial instruments.

Foreign currency commitments and transaction exposures are managed at the operating units as an integral part of their businesses in accordance with a corporate policy that addresses acceptable levels of foreign currency exposures. The Company does not hedge its foreign currency net investment exposure. To reduce foreign currency exposure, management maintains the majority of foreign cash and short-term investments in local currency and uses forward currency contracts for other U.S. dollar-denominated assets in an effort to reduce the effect of the volatility of changes in foreign exchange rates on the income statement. In historically weaker currency countries, such as Brazil and Mexico, management assesses the strength of these currencies relative to the U.S. dollar and may elect during periods of local currency weakness to invest excess cash in U.S. dollar-denominated instruments.

The Company’s exposure to commodity price changes relates to certain manufacturing operations that utilize high-grade steel spring wire, titanium and other specialty metals. The Company attempts to manage its exposure to increases in those prices through its procurement and sales practices.

Item 8. Financial Statements and Supplementary Data

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Net sales	$1,102,174	$994,709	$890,818

Cost of sales	705,488	652,904	577,001
Selling and administrative expenses	309,991	284,223	261,983

	1,015,479	937,127	838,984

Operating income	86,695	57,582	51,834

Other income	10,449	2,145	3,337

Interest expense	17,551	15,390	15,840
Other expenses	1,132	1,310	1,129

Income before income taxes and cumulative effect of a change in accounting principle	78,461	43,027	38,202

Income taxes	17,553	8,601	5,289

Income before cumulative effect of a change in accounting principle	60,908	34,426	32,913
Cumulative effect of a change in accounting principle, net of income taxes of $190	(391)	—	—

Net income	$60,517	$34,426	$32,913

Per common share:
Basic:
Income before cumulative effect of change in accounting principle	$2.58	$1.49	$1.53
Cumulative effect of change in accounting principle, net of tax	(0.02)	—	—

Net income	$2.56	$1.49	$1.53

Diluted:
Income before cumulative effect of change in accounting principle	$2.50	$1.44	$1.49
Cumulative effect of change in accounting principle, net of tax	(0.02)	—	—

Net income	$2.48	$1.44	$1.49

Dividends	0.84	0.80	0.80

Average common shares outstanding:
Basic	23,598,825	23,105,853	21,475,336
Diluted	24,401,637	23,836,463	22,101,560

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$28,112	$36,335
Accounts receivable, less allowances (2005 – $3,063; 2004 – $2,727)	155,595	138,941
Inventories	159,238	136,960
Deferred income taxes	24,563	26,615
Prepaid expenses	11,157	12,244

Total current assets	378,665	351,095

Deferred income taxes	16,526	18,543
Property, plant and equipment, net	157,056	166,284
Goodwill	235,299	221,856
Other intangible assets, net	163,849	125,447
Other assets	48,513	53,737

Total assets	$999,908	$936,962

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$4,000	$—
Accounts payable	120,158	135,983
Accrued liabilities	93,615	79,039
Long-term debt – current	40,084	9,410

Total current liabilities	257,857	224,432

Long-term debt	241,941	258,635
Accrued retirement benefits	88,036	85,685
Other liabilities	16,869	17,686

Commitments and Contingencies (Notes 8 and 17)

Stockholders’ equity
Common stock - par value $0.01 per share
Authorized: 60,000,000 shares
Issued (2005 and 2004 – 24,419,694)	244	244
Additional paid-in capital	102,821	102,678
Treasury stock, at cost (2005 – 415,910 shares; 2004 – 1,190,949 shares)	(14,590)	(31,541)
Retained earnings	332,707	292,852
Accumulated other non-owner changes to equity	(25,977)	(13,709)

Total stockholders’ equity	395,205	350,524

Total liabilities and stockholders’ equity	$999,908	$936,962

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
Operating activities:
Net income	$60,517	$34,426	$32,913
Adjustments to reconcile net income to net cash from operating activities:
Cumulative effect of change in accounting principle	391	—	—
Depreciation and amortization	34,858	34,177	34,571
Gain on disposition of property, plant and equipment	(287)	(96)	(945)
Non-cash stock compensation expense	6,541	3,746	3,575
Gain on the sale of NASCO	(8,892)	—	—
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(15,749)	(11,566)	(2,747)
Inventories	(22,978)	(8,559)	(4,502)
Prepaid expenses	997	(909)	(2,361)
Accounts payable	5,209	2,043	7,410
Accrued liabilities	11,052	4,714	(1,868)
Deferred income taxes	(211)	(5,972)	2,272
Long-term pension asset	(974)	1,923	(6,294)
Other	1,958	254	(1,955)

Net cash provided by operating activities	72,432	54,181	60,069

Investing activities:
Proceeds from disposition of property, plant and equipment	1,867	4,970	3,220
Proceeds from the sale of NASCO	18,600	—	—
Capital expenditures	(26,097)	(28,509)	(18,397)
Business acquisitions, net of cash acquired	(20,591)	(17,720)	(61,142)
Revenue sharing program payments	(56,750)	(32,000)	(17,500)
Other	(2,486)	(2,305)	(1,670)

Net cash used by investing activities	(85,457)	(75,564)	(95,489)

Financing activities:
Net change in other borrowings	4,138	(11,976)	5,933
Payments on long-term debt	(146,366)	(20,804)	(41,064)
Proceeds from the issuance of long-term debt	164,029	58,000	56,000
Proceeds from the issuance of common stock	7,101	4,534	52,562
Common stock repurchases	(149)	(3,498)	(206)
Dividends paid	(19,879)	(18,509)	(17,564)
Other	(3,706)	(1,504)	(1,917)

Net cash provided by financing activities	5,168	6,243	53,744

Effect of exchange rate changes on cash flows	(366)	1,687	3,109

(Decrease) increase in cash and cash equivalents	(8,223)	(13,453)	21,433

Cash and cash equivalents at beginning of year	36,335	49,788	28,355

Cash and cash equivalents at end of year	$28,112	$36,335	$49,788

Supplemental Disclosure of Cash Flow Information:

Non-cash financing and investing activities in 2005, 2004 and 2003 include the acquisition of $27.8 million, $47.0 million and $17.0 million, respectively, of intangible assets and the recognition of the corresponding liabilities in connection with the aftermarket RSPs. In 2003, non-cash investing and financing activities include the issuance of $16.5 million of treasury stock in connection with the Kar acquisition.

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
January 1, 2003	$220	$53,511	$(61,847)	$262,863	$(38,811)	$215,936

Comprehensive income:
Net income				32,913		32,913
Foreign currency translation adjustments, net					18,071	18,071
Unrealized gains on hedging activities, net					555	555
Minimum pension liability adjustment, net					5,710	5,710

Comprehensive income				32,913	24,336	57,249
Dividends paid				(17,564)		(17,564)
Stock issued for the purchase of Kar		(2,064)	18,561			16,497
Stock issued, equity offering	24	42,188				42,212
Stock contribution to Barnes Group Foundation		168	232			400
Common stock repurchases			(206)			(206)
Employee stock plans		6,789	8,608	(568)		14,829

December 31, 2003	244	100,592	(34,652)	277,644	(14,475)	329,353

Comprehensive income:
Net income				34,426		34,426
Foreign currency translation adjustments, net					9,637	9,637
Unrealized gains on hedging activities, net					31	31
Minimum pension liability adjustment, net					(8,902)	(8,902)

Comprehensive income				34,426	766	35,192
Dividends paid				(18,509)		(18,509)
Common stock repurchases			(3,498)			(3,498)
Employee stock plans		2,086	6,609	(709)		7,986

December 31, 2004	244	102,678	(31,541)	292,852	(13,709)	350,524

Comprehensive income:
Net income				60,517		60,517
Foreign currency translation adjustments, net					(7,353)	(7,353)
Unrealized gains on hedging activities, net					579	579
Minimum pension liability adjustment, net					(5,494)	(5,494)

Comprehensive income				60,517	(12,268)	48,249
Dividends paid				(19,879)		(19,879)
Common stock repurchases			(149)			(149)
Employee stock plans		143	17,100	(783)		16,460

December 31, 2005	$244	$102,821	$(14,590)	$332,707	$(25,977)	$395,205

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

Consolidation: The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. Intercompany transactions and account balances have been eliminated. The Company accounted for its 45% investment in the common stock of NASCO, a suspension spring company jointly owned with NHK Spring Co., Ltd. of Japan since 1986, under the equity method. As described in Note 18, the Company sold its investment in NASCO during 2005. The NASCO investment of $10,042 as of December 31, 2004 was included in other assets. The accompanying income statements include other income (expense) of $(45), $700 and $1,309 for 2005 (through the sale date), 2004 and 2003, respectively, from the Company’s investment in NASCO. In addition, other income in 2005 includes the pre-tax gain on the sale of NASCO of $8,892. The Company received dividends from NASCO totaling $17, $323 and $192 in 2005 (through the sale date), 2004 and 2003, respectively.

Revenue recognition: Sales and related cost of sales are recognized when products are shipped or delivered to customers depending upon when title and risk of loss have passed.

Operating expenses: The Company includes labor, material, overhead and costs of its distribution network within cost of sales. Other costs such as the costs of its sales force, including selling personnel costs and commissions, and other general and administrative costs of the Company are included within selling and administrative expenses.

Cash and cash equivalents: Cash in excess of operating requirements is invested in short-term, highly liquid, income-producing investments. All highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents. Cash equivalents are carried at cost which approximates fair value.

Inventories: Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market. Loss provisions, if any, on contracts are established when estimable. Loss provisions are based on the projected excess of manufacturing costs over the net revenues of the products or group of related products under contract.

Property, plant and equipment: Property, plant and equipment is stated at cost. Depreciation is recorded over estimated useful lives, ranging from 20 to 50 years for buildings, three to five years for computer equipment, four to 12 years for machinery and equipment and 12 to 17 years for furnaces and boilers. The straight-line method of depreciation was adopted for all property, plant and equipment placed in service after March 31, 1999. For property, plant and equipment placed into service prior to April 1, 1999, depreciation is calculated using accelerated methods.

Goodwill: Goodwill represents the excess purchase price over the net assets of companies acquired in business combinations. Goodwill lives are considered indefinite. Goodwill is subject to impairment testing in accordance with SFAS No. 142 on an annual basis or more frequently if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Based on this assessment, there was no goodwill impairment in 2005, 2004 or 2003.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2005 and 2004, the fair value of derivatives held by the Company was a net liability of $3,316 and $742, respectively. No amounts were reclassified to earnings from accumulated other non-owner changes to equity in 2005, 2004 or 2003. Amounts in accumulated other non-owner changes to equity expected to be reclassified to earnings within the next year are not material. During 2005, gains or losses related to hedge ineffectiveness were immaterial. Foreign currency transaction losses included in income were $243, $695 and $654 in 2005, 2004 and 2003, respectively.

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

	2005	2004	2003
Net income, as reported	$60,517	$34,426	$32,913
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,986	2,252	2,121
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(10,352)	(6,651)	(5,958)

Pro forma net income	$54,151	$30,027	$29,076

Net income per share:
Basic – as reported	$2.56	$1.49	$1.53
Basic – pro forma	2.29	1.30	1.35

Diluted – as reported	2.48	1.44	1.49
Diluted – pro forma	2.21	1.25	1.32

The average fair value of options granted was $5.47 in 2005, $4.66 in 2004 and $3.98 in 2003. The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	2005	2004	2003
Risk-free interest rate	3.90%	2.53%	2.10%
Expected life	2.4 years	2.7 years	3.0 years
Expected volatility	30%	30%	33%
Expected dividend yield	2.79%	3.00%	3.37%

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

On February 6, 2003, the Company acquired Kar Products, LLC and certain assets of a related company, A. & H. Bolt & Nut Company Ltd. The acquisition expanded both the geographic scope and product offerings of the Barnes Distribution segment. Kar had a diversified customer base operating in all 50 states of the U.S., Puerto Rico, and Canada, which further enhanced Barnes Distribution’s leadership position within the MROP market and international presence. The adjusted purchase price of $76,148, excluding transaction costs, was financed through a combination of $3,651 of cash, $56,000 of debt and $16,497 of Barnes Group common stock (823,506 shares based upon an average market value preceding the acquisition date).

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On September 17, 2004, the Company acquired Barnes Precision Valve (formerly DE-STA-CO Manufacturing), a world leader in the design and manufacture of specialty spring products--reed valves and shock discs. This acquisition expanded the presence of the Associated Spring segment in these markets. The purchase price of this acquisition was $18,243. The Company reported $8,503 in sales from Barnes Precision Valve from the acquisition date through December 31, 2004. Pro forma operating results for the 2004 acquisition are not presented since the results would not be significantly different than historical results.

On August 9, 2005, the Company acquired the stock of Toolcom Supplies Ltd., a distributor of maintenance, repair and operating supplies in the United Kingdom. Toolcom is being integrated into the Barnes Distribution segment, strengthening its presence in Europe through geographic expansion in the United Kingdom and increasing its product offerings. The purchase price to the seller was 7.6 million pounds sterling, or approximately $13,600 of which 2.2 million pounds sterling, or approximately $3,800 is payable within two years of the closing date and is contingent upon the occurrence of certain events or the achievement of certain performance targets. Such consideration will be recorded if and when paid.

On September 30, 2005, the Company acquired substantially all of the assets of Service Plus Distributors, Inc., a distributor of gas springs, dampers and hardware to equipment and vehicle manufacturers. Service Plus Distributors is being integrated into Barnes Distribution’s Raymond business and complements Raymond’s product offerings. The purchase price to the seller was $13,654 of which $3,700 is payable within three years of the closing date and is contingent upon the occurrence of certain events or the achievement of certain performance targets. Such consideration will be recorded if and when paid.

The Company also recorded $512 of related transaction costs as purchase price in connection with the 2005 acquisitions. The Company reported $7,307 in sales from the two 2005 acquisitions from their respective acquisition dates through December 31, 2005. Proforma operating results for the 2005 acquisitions are not presented since the results would not be significantly different than historical results.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Inventories

Inventories at December 31 consisted of:

	2005	2004
Finished goods	$100,833	$93,928
Work-in-process	32,105	23,919
Raw materials and supplies	26,300	19,113

	$159,238	$136,960

4. Property, Plant and Equipment

Property, plant and equipment at December 31 consisted of:

	2005	2004
Land	$9,632	$10,965
Buildings	85,593	83,556
Machinery and equipment	394,521	390,311

	489,746	484,832
Less accumulated depreciation	(332,690)	(318,548)

	$157,056	$166,284

Depreciation expense was $29,501, $29,529 and $30,178 during 2005, 2004 and 2003, respectively.

5. Goodwill and Other Intangible Assets

Goodwill: The following table sets forth the change in the carrying amount of goodwill for each reportable segment and the Company:

	Associated Spring	Barnes Aerospace	Barnes Distribution	Total Company
January 1, 2004	$76,455	$30,786	$112,877	$220,118
Goodwill acquired, net of adjustments	1,143	—	(1,240)	(97)
Foreign currency translation	—	—	1,835	1,835

December 31, 2004	77,598	30,786	113,472	221,856
Goodwill acquired, net of adjustments	2,589	—	10,968	13,557
Foreign currency translation	—	—	(114)	(114)

December 31, 2005	$80,187	$30,786	$124,326	$235,299

The 2004 increase in the Associated Spring goodwill was due to the acquisition of Barnes Precision Valve. The purchase price allocation of this acquisition was finalized in 2005. In 2004, the Barnes Distribution goodwill decreased as a result of adjustments to assumed liabilities from the Kar acquisition.

The 2005 increase in goodwill at Associated Spring resulted from the final determination of assumed liabilities, including plans to reorganize certain business facilities related to the Barnes Precision Valve acquisition. This increase was offset, in part, by the completion of the valuation of fixed assets and intangible

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets. In 2005, the Barnes Distribution goodwill increased primarily due to the third quarter acquisitions of Toolcom and Service Plus Distributors. The purchase price allocations of both acquisitions are subject to the finalization of the valuation of certain assets and liabilities. As a result, preliminary amounts assigned to assets and liabilities are subject to revision in future periods.

Of the $235,299 of goodwill at December 31, 2005, $142,466 is tax deductible.

Other Intangible Assets: Other intangible assets at December 31 consisted of:

	Range of Life-Years	2005		2004
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue Sharing Programs	Up to 30	$134,000	$(1,957)	$98,500	$(633)
Customer lists/relationships	10	19,133	(3,735)	12,260	(2,199)
Patents, trademarks/trade names	5-30	11,446	(2,755)	11,128	(2,078)
Other	4.5-12	3,331	(658)	1,750	(416)

		167,910	(9,105)	123,638	(5,326)
Foreign currency translation		1,038	—	2,046	—
Unamortized intangible pension asset		4,006	—	5,089	—

Other intangible assets		$172,954	$(9,105)	$130,773	$(5,326)

Amortization of intangible assets for the year ended December 31, 2005 was $3,779. Over the next five years, the estimated aggregate amortization expense is expected to increase from approximately $5,000 in 2006 to $5,400 in 2010.

During 2004 and 2005, the Company entered into multiple aftermarket RSP agreements with a major aerospace customer, General Electric, under which the Company is the sole supplier of certain aftermarket parts. As consideration for these agreements, the Company agreed to pay participation fees to General Electric. The Company has recorded the participation fees as long-lived intangible assets which will be recognized as a reduction to sales over the life of the related aircraft engine program. During 2004, the Company entered into three RSP agreements and agreed to pay participation fees aggregating $64,000, of which $17,000 was paid in 2004 and $47,000 was paid in 2005. During 2005, the Company entered into two additional RSP agreements and agreed to pay participation fees aggregating $35,500, of which $7,750 was paid in 2005 and the remaining $27,750 will be paid in 2006.

In connection with the acquisitions of Barnes Precision Valve in 2004 and Toolcom and Service Plus Distributors in 2005, the Company recorded intangible assets of $1,590 and $6,043, respectively, related to customer lists/relationships.

6. Accrued Liabilities

Accrued liabilities at December 31 consisted of:

	2005	2004
Payroll and other compensation	$37,202	$29,638
Pension and other postretirement benefits	14,526	10,715
Income taxes currently payable	6,679	8,542
Other	35,208	30,144

	$93,615	$79,039

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Business Reorganization

Business reorganization accruals are included in accrued liabilities in the accompanying consolidated balance sheets. In connection with the acquisition of the assets of Curtis Industries, Inc. in May 2000, the Company recorded certain exit costs. As of December 31, 2005 and 2004, the remaining balances of $353 and $428, respectively, related to future lease payments which will continue through the remaining terms of the leases ending in 2013.

In connection with the Kar acquisition in February 2003, the Company recorded certain costs. The Company’s reorganization plan included combining the headquarters functions and consolidating warehousing and distribution centers. The accruable exit costs were primarily related to lease consolidations and employee severance payments for reductions primarily in administrative and warehouse personnel. As of December 31, 2005 and 2004, the remaining balances of $133 and $958, respectively, related to future lease payments.

In connection with the Barnes Precision Valve acquisition and a plan to streamline its global operations, the Company recorded certain exit costs in 2005 resulting from a plan to reorganize certain business facilities and involuntarily terminate employees. The Company recorded $716 of severance costs as assumed liabilities, which relate primarily to involuntary terminations of salaried and hourly personnel at a U.S. facility. Additional costs related to this action are expected to be up to $2,500 ($1,500 after-tax) and will be expensed as incurred. The reorganization is expected to be completed by the end of 2006.

8. Debt and Commitments

Long-term debt and notes payable at December 31 consisted of:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
7.13% Notes, including interest swap adjustment	$—	$—	$6,241	$6,391
7.66% Notes	24,500	25,233	24,500	26,367
7.80% Notes	45,500	50,865	45,500	53,880
9.34% Notes, including deferred gain	61,676	65,828	62,577	68,942
2.15% Notes	18,910	18,885	23,245	23,139
3.75% Convertible Notes	100,000	99,500	—	—
Revolving credit agreement	24,000	24,000	98,000	98,000
Industrial revenue bonds	7,000	7,000	7,000	7,000
Borrowings under lines of credit	4,000	4,000	—	—
Capital leases	439	439	982	982

	286,025	295,750	268,045	284,701
Less current maturities	(44,084)	(44,084)	(9,410)	(9,410)

Long-term debt	$241,941	$251,666	$258,635	$275,291

The fair values of the Company’s Notes are determined using discounted cash flows based upon the Company’s estimated current interest cost for similar types of borrowings or current market value. The amounts do not include the fair value of the swap and the deferred gain on the terminated swap. The carrying values of other long-term debt and notes payable approximate their fair market values.

The final annual installment of $6,250 on the 7.13% Notes was paid on December 5, 2005. The 7.66% Notes are payable in 2007. The 7.80% Notes are payable in three equal annual installments beginning in 2008. The 9.34% Notes are payable in three equal annual installments beginning in 2006.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2001, the Company borrowed Yen 3,000 million, under a term loan facility with The Development Bank of Singapore Limited. The loan is payable in 10 semi-annual installments of Yen 87.3 million that began on December 28, 2001, with a balloon payment of Yen 2,214.3 million due June 30, 2006. The borrowing has a stated interest rate of 2.15%. In connection with the Yen borrowing, the Company entered into a series of forward currency exchange contracts, a form of derivative, that effectively convert the Yen principal payments to Singapore dollar payments. The forward contracts are cash flow hedges, and increase the effective interest rate of the borrowing to 5.16%. On December 30, 2002, the Company prepaid the next four consecutive semi-annual installments totaling Yen 349.2 million (U.S. equivalent $2,917) and also paid $475 in settlement of the corresponding forward contracts. The fair value of the remaining forward contracts at December 31, 2005 was a liability of approximately $3,227. Additionally, in January 2005, the Company entered into three additional forward currency exchange contracts which effectively convert the interest payments of Yen 25.8 million and Yen 25.2 million which were due and paid on June 30, 2005 and December 30, 2005, respectively, and one interest and principal payment of Yen 111.4 million due in June 2006 to Singapore dollar payments. These forward contracts are cash flow hedges. The fair value of these forward contracts, in the aggregate, at December 31, 2005 was a liability of $129.

On August 1, 2005, the Company sold $100,000 of 3.75% Senior Subordinated Convertible Notes due August 1, 2025 with interest payable semi-annually on February 1 and August 1 of each year commencing on February 1, 2006. The net proceeds from this offering were used to repay indebtedness outstanding under the Company’s revolving credit facility. The notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company. The notes are subject to redemption at their par value at any time, at the option of the Company, on or after February 1, 2011. The notes may be converted, under certain circumstances, into a combination of cash and common stock of the Company at a conversion value equal to 23.7029 shares per note, equivalent to a conversion price of approximately $42.19 per share of common stock. The first $1 of the conversion value of each note would be paid in cash and the additional conversion value, if any, would be paid in cash or common stock, at the option of the Company.

At December 31, 2005, the Company had a $175,000 revolving credit agreement with 11 participating banks of which the Company had borrowed $24,000. Borrowings under this agreement bear interest at LIBOR plus a spread ranging from 0.8% to 1.4% depending on the Company’s debt ratio at the time of the borrowing. The interest rate on these borrowings was 5.31% and 3.41% on December 31, 2005 and 2004, respectively. In January 2006, the Company amended and restated the revolving credit agreement to extend the maturity date to January 2011, reduce the spreads on borrowings, and amend the financial covenants. Borrowings under the new agreement bear interest at LIBOR plus 0.65%, although the spreads can range from 0.55% to 1.35% depending on the Company’s debt ratio at the time of borrowing. The Company also pays a facility fee on the total commitment amount of the revolving credit at a rate of 0.23%, although the facility fee can range from 0.20% to 0.40%, depending on the Company’s debt ratio at the end of each calendar quarter (see Note 20).

In addition, the Company has available approximately $15,000 in uncommitted short-term bank credit lines, of which $4,000 was borrowed at December 31, 2005. There were no borrowings under these credit lines at December 31, 2004. The interest rate on the December 31, 2005 borrowings was 6.33%.

The Industrial Revenue Bonds, due in 2008, have variable interest rates. The interest rates on this borrowing were 3.60% and 2.05% at December 31, 2005 and 2004, respectively.

The Company’s long-term debt portfolio consists of fixed-rate and variable-rate instruments and is managed to reduce the overall cost of borrowing and to mitigate fluctuations in interest rates. Interest rate fluctuations result in changes in the market value of the Company’s fixed-rate debt. In August 2002, the Company entered into an interest rate swap agreement, a form of derivative, which effectively converted the 7.13% fixed-rate Senior Notes to variable-rate debt with an interest rate equal to LIBOR plus 425 basis points. The effective rate

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the borrowing was 6.90% on December 31, 2004. This interest rate contract was a fair value hedge, which was effective in offsetting fluctuations in the fair value of the debt instrument. The gains and losses on the interest rate contract were recorded to earnings and were offset by gains and losses recorded on the re-measurement of the underlying debt. The fair value of the swap was determined based upon current market prices and was a liability of approximately $9 at December 31, 2004. This agreement matured in December 2005.

The Company assumed $2,750 of debt related to capital leases with the acquisition of Spectrum Plastics Molding Resources, Inc. in April 2002 of which $413 remained at December 31, 2005. The weighted average interest rate on these borrowings was 8.38% and 7.93% at December 31, 2005 and 2004, respectively. This debt has an interest rate equalization prepayment penalty.

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

Long-term debt and notes payable, excluding the deferred gain on the terminated swap, is payable as follows: $43,234 in 2006, $44,615 in 2007, $42,167 in 2008, $15,167 in 2009, $15,166 in 2010 and $124,000 thereafter.

In addition, the Company had outstanding letters of credit totaling $13,884 at December 31, 2005.

The Company’s debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios, and minimum levels of net worth. The agreements also place certain restrictions on indebtedness and investments by the Company and its subsidiaries.

The most restrictive borrowing capacity covenant in any agreement requires the Company to maintain a ratio of Total Debt to EBITDA, as defined in the new revolving credit agreement, of not more than 4.00 times at December 31, 2005. The actual ratio at December 31, 2005 was 2.31 times and would have allowed additional borrowings of at least $207,900. Under the most restrictive covenant, net worth must not be less than $316,000 plus 50% of Consolidated Net Income for the fourth fiscal quarter of 2005 and each fiscal year thereafter. As of December 31, 2005, the Company’s actual net worth, as defined by the debt agreements, of $407,473 exceeded the required minimum level of net worth by $85,649. As noted above, as part of the January, 2006 financial restructuring, the covenant ratios were amended (see Note 20).

Interest paid was $19,719, $15,082 and $15,028 in 2005, 2004 and 2003, respectively. The amount paid in 2005 includes $3,666 of capitalized debt issuance costs related to the convertible senior notes which is being amortized over 66 months. Interest capitalized was $241, $314 and $85 in 2005, 2004 and 2003, respectively, and is being depreciated over the lives of the related fixed assets.

9. Pension and Other Postretirement Benefits

The Company has defined contribution plans covering a majority of the employees of Barnes Aerospace, certain field sales employees of Barnes Distribution’s U.S. operation, employees of Spectrum, certain employees of Barnes Distribution Canada, union employees of Associated Spring, and employees in Sweden. Company contributions under these plans are based primarily on the performance of the business units and employee compensation. Contribution expense under these defined contribution plans was $3,014, $2,843 and $2,331 in 2005, 2004 and 2003, respectively. Most U.S. salaried and non-union hourly employees are eligible to participate in the Retirement Savings Plan. See Note 14 for further discussion of this plan.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined benefit pension plans cover a majority of the Company’s worldwide employees at Associated Spring and the Company’s Corporate Office and a substantial portion of the employees at Barnes Distribution. Plan benefits for salaried and non-union hourly employees are based on years of service and average salary. Plans covering union hourly employees provide benefits based on years of service. The Company funds U.S. pension costs in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company acquired Barnes Precision Valve, formerly DE-STA-CO, in 2004. DE-STA-CO’s Troy Division pension plan is included in these disclosures. Certain DE-STA-CO pension assets were transferred and liabilities were assumed by the Company.

In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” the Corporation has recorded a non-cash minimum pension liability adjustment for underfunded plans of $41,125 at December 31, 2005, an increase from $35,169 at December 31, 2004, representing the excess of the accumulated benefit obligation over the fair value of plan assets.

Recognition of the minimum pension liability resulted in after-tax charges of $5,494 in 2005 and $8,902 in 2004 which are included in accumulated other non-owner changes to equity, which is part of stockholders’ equity. The principal cause of the accrual for a minimum pension liability adjustment was the decline in the value, in certain years prior to 2003, of equity securities held by the pension trusts, a significant decline in the discount rate and a change in the mortality table utilized.

The Company provides certain other medical, dental and life insurance postretirement benefits for a majority of its retired employees in the U.S. and Canada. It is the Company’s practice to fund these benefits as incurred.

The Company uses December 31 as the measurement date for the majority of its plans.

A reconciliation of the beginning benefit obligations to the ending benefit obligations follows:

	Pensions		Other Postretirement Benefits
	2005	2004	2005	2004
Benefit obligation, January 1	$360,494	$331,266	$82,244	$87,845
Service cost	11,205	10,265	1,109	1,182
Interest cost	20,006	19,577	4,313	4,806
Amendments	173	330	—	—
Actuarial loss (gain)	24,537	14,120	(2,503)	(2,360)
Benefits paid	(20,872)	(19,711)	(9,245)	(8,754)
Acquisitions	—	2,731	—	—
Curtailment gain	(722)	(2,328)	—	(1,636)
Participant contributions	193	286	1,024	997
Special termination benefits	—	370	—	—
Foreign exchange rate changes	(3,383)	3,588	75	164

Benefit obligation, December 31	$391,631	$360,494	$77,017	$82,244

Projected benefit obligations related to plans with benefit obligations in excess of assets	$367,408	$159,652
Accumulated benefit obligations related to plans with accumulated benefit obligations in excess of assets	$164,594	$153,297
Accumulated benefit obligations of all plans	$358,588	$329,644

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning fair value of plan assets to the ending fair value of plan assets follows:

	Pensions
	2005	2004
Fair value of plan assets, January 1	$333,097	$312,465
Actual return on plan assets	29,330	30,116
Acquisitions	—	2,704
Company contributions	2,469	4,583
Plan participants’ contributions	193	286
Benefits paid	(20,872)	(19,711)
Foreign exchange rate changes	(1,853)	2,654

Fair value of plan assets, December 31	$342,364	$333,097

Assets related to plans with projected benefit obligations in excess of plan assets	$310,682	$116,932
Assets related to plans with accumulated benefit obligations in excess of plan assets	$119,385	$116,932

A reconciliation of the funded status of the plans with the amounts recognized in the accompanying balance sheets is set forth below:

	Pensions		Other Postretirement Benefits
	2005	2004	2005	2004
Funded status	$(49,267)	$(27,397)	$(77,017)	$(82,244)
Adjustments for unrecognized:
Net actuarial losses	79,833	56,293	18,744	21,977
Prior service costs	4,630	5,633	2,431	2,914
Net asset at transition	(1)	(15)	—	—

Prepaid (accrued) benefit cost	$35,195	$34,514	$(55,842)	$(57,353)

Amounts recognized in the accompanying balance sheets consist of:

	Pensions		Other Postretirement Benefits
	2005	2004	2005	2004
Other assets	$39,279	$37,107	$—	$—
Other intangible assets	4,006	5,089	—	—
Accrued liabilities	(5,571)	(2,130)	(8,955)	(8,585)
Accrued retirement benefits	(39,638)	(35,632)	(46,887)	(48,768)
Accumulated other non-owner changes to equity	37,119	30,080	—	—

Prepaid (accrued) benefit cost	$35,195	$34,514	$(55,842)	$(57,353)

U.S. pension plan deferred gains and losses that fall outside of a 10% corridor are amortized over 8.7 years or the remaining average service life of active participants, whichever is shorter.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted-average assumptions used to determine benefit obligations at December 31,

	2005	2004
Discount rate	5.48%	5.73%
Increase in compensation	4.34%	4.40%

Prior to December 31, 2005 the Company utilized the 1983 Group Annuity Mortality table to determine benefit obligations for its U.S. pension plans. At December 31, 2005, the Company updated its mortality table assumptions to the 2000 Retired Pensioners Mortality Table projected to 2006 as it more accurately reflects current trends in mortality. The Company similarly updated the mortality tables assumptions for its non-U.S. pension plans.

The weighted-average asset allocations for all pension plan assets at December 31, 2005 and 2004 by asset category are as follows:

Asset Category	Target	2005	2004
Equity securities	70%	73%	69%
Fixed income securities	20%	21%	21%
Real estate	5%	4%	5%
Other, including cash	5%	2%	5%

Total	100%	100%	100%

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

Equity securities in the pension plans include Company stock in the amounts of $9,000 and $13,345 at December 31, 2005 and 2004, respectively. The decrease in 2005 over 2004 is primarily due to a decrease in the number of such shares owned by the plans.

The Company expects to contribute approximately $5,571 to the pension plans in 2006.

The following benefit payments, which reflect future service, are expected to be paid:

	Pensions	Other Postretirement Benefits
2006	$21,117	$6,912
2007	21,573	6,841
2008	21,978	6,603
2009	22,494	6,459
2010	23,374	6,325
Years 2011-2015	134,124	28,840

Total	$244,660	$61,980

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension and other postretirement benefit expenses consisted of the following:

	Pensions			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$11,205	$10,265	$8,915	$1,109	$1,282	$890
Interest cost	20,006	19,577	19,647	4,313	4,806	5,463
Expected return on plan assets	(31,158)	(31,253)	(29,862)	—	—	—
Amortization of transition assets	(14)	(13)	(94)	—	—	—
Recognized losses	1,308	708	358	756	877	1,153
Curtailment (gain) loss	(722)	176	58	—	144	—
Prior service cost (benefits)	1,197	1,200	1,200	482	459	(406)
Special termination benefits	—	370	—	—	—	—

Net periodic benefit cost	$1,822	$1,030	$222	$6,660	$7,568	$7,100

Weighted-average assumptions used to determine net benefit expense for years ended December 31,

	2005	2004	2003
Discount rate	5.73%	6.21%	6.69%
Long-term rate of return	9.14%	9.41%	9.42%
Increase in compensation	4.40%	4.43%	4.42%

The expected long-term rate of return is based on the actual historical rates of return of published indices that are used to measure the plans’ target asset allocation. The historical rates are then discounted to consider fluctuations in the historical rates as well as potential changes in the investment environment.

The Company’s accumulated postretirement benefit obligations, exclusive of pensions, take into account certain cost-sharing provisions. The annual rate of increase in the cost of covered benefits (i.e., health care cost trend rate) is assumed to be 10% and 11% at December 31, 2005 and 2004, respectively, decreasing gradually to a rate of 5% at December 31, 2013. A one percentage point change in the assumed health care cost trend rate would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on postretirement benefit obligation	$1,509	$(1,349)
Effect on postretirement benefit cost	110	(97)

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Income Taxes

The components of income before income taxes and the income tax provision follow:

	2005	2004	2003
Income before income taxes:
U.S.	$21,187	$6,378	$8,524
International	57,274	36,649	29,678

Income before income taxes and cumulative effect of a change in accounting principle	$78,461	$43,027	$38,202

Income tax provision:
Current:
U.S. – federal	$1,173	$2,743	$(21)
U.S. – state	(238)	1,094	746
International	5,700	9,284	5,439

	6,635	13,121	6,164

Deferred:
U.S. – federal	7,210	(2,727)	1,967
U.S. – state	1,842	(748)	(870)
International	1,866	(1,045)	(1,972)

	10,918	(4,520)	(875)

Income tax provision	$17,553	$8,601	$5,289

Deferred income tax assets and liabilities at December 31 consisted of the tax effects of temporary differences related to the following:

	Assets		Liabilities
	2005	2004	2005	2004
Allowance for doubtful accounts	$781	$612	$—	$—
Depreciation and amortization	(6,766)	(9,493)	4,728	4,210
Inventory valuation	4,354	6,377	147	338
Other postretirement/postemployment costs	20,861	21,933	(567)	(472)
Tax loss carryforwards	28,029	29,295	—	(163)
Pension	9,999	6,322	2,033	2,157
Goodwill	(12,783)	(8,776)	424	365
Swedish tax incentive	—	3,830	5,626	7,039
Other	7,235	4,067	(129)	(276)

	51,710	54,167	12,262	13,198
Valuation allowance	(10,621)	(9,009)	—	—

	$41,089	$45,158	$12,262	$13,198

Current deferred income taxes	$24,563	$26,615	$257	$389
Non-current deferred income taxes	16,526	18,543	12,005	12,809

	$41,089	$45,158	$12,262	$13,198

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. Available evidence includes the reversal of existing taxable temporary differences, future taxable income exclusive of temporary differences, taxable income in carryback years and tax planning strategies. The increase in the valuation allowance in 2005 of $1,612 primarily related to the uncertainty regarding the realization of foreign and state net operating losses due to the uncertainty regarding future profitability in foreign jurisdictions as well as brief carryforward periods. Management believes that sufficient income will be earned in the future to realize the remaining net deferred tax assets. The Company has tax loss carryforwards of $81,040: $33,677 which relates to U.S. tax loss carryforwards which have carryforward periods ranging from 16 to 19 years for federal purposes and one to 20 years for state purposes; $23,007 which relates to international tax loss carryforwards with unlimited carryforward periods; and $24,356 which relates to international tax loss carryforwards with carryforward periods ranging from five to 10 years. In addition, the Company has tax credit carryforwards of $4,238 with remaining carryforward periods ranging from one year to unlimited.

The Company has not recognized deferred income taxes on $226,743 of undistributed earnings of its international subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends, the Company would be subject, in certain cases, to both U.S. income taxes and foreign withholding taxes. Determination of the amount of this unrecognized deferred income tax liability is not practicable. Management has evaluated the one-time favorable foreign dividend provisions enacted as part of the American Jobs Creation Act of 2004 and has decided that no cash will be repatriated from its foreign entities under the provisions of this Act due to anticipated future international cash requirements.

A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate follows:

	2005	2004	2003
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes (net of federal benefit)	0.7	0.1	0.2
Foreign losses without tax benefit	0.9	1.9	1.4
Foreign operations taxed at lower rate	(14.9)	(12.5)	(13.1)
Sale of NASCO investment	1.7	—	—
Singapore Pioneer tax status	(1.9)	—	—
NASCO equity income	—	—	(0.5)
Export sales benefit	(0.3)	(1.1)	(1.1)
ESOP dividend	(1.0)	(1.8)	(2.3)
Valuation allowance reversal	—	—	(3.0)
Resolution of Brazilian tax matter	—	—	(2.6)
Other	2.2	(1.6)	(0.2)

Consolidated effective income tax rate	22.4%	20.0%	13.8%

In August 2005, the Company was awarded multi-year Pioneer tax status by the Ministry of Trade and Industry in the Republic of Singapore retroactive to October, 2003 for the production of certain engine components by Barnes Aerospace. Tax benefits of approximately $4,066 were recorded during 2005, $1,473 of which related to periods prior to January 1, 2005.

Income taxes paid globally, net of refunds, were $9,108, $9,055 and $4,922 in 2005, 2004 and 2003, respectively.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, stockholders. For the Company, comprehensive income includes net income and other non-owner changes to equity, net of taxes. The components of accumulated other non-owner changes to equity, net of taxes, follow:

	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) On Hedging Activities	Minimum Pension Liability Adjustments	Total
Balance, January 1, 2003	$(20,825)	$(1,164)	$(16,822)	$(38,811)
2003 Change	18,071	555	5,710	24,336

December 31, 2003	(2,754)	(609)	(11,112)	(14,475)
2004 Change	9,637	31	(8,902)	766

December 31, 2004	6,883	(578)	(20,014)	(13,709)
2005 Change	(7,353)	579	(5,494)	(12,268)

December 31, 2005	$(470)	$1	$(25,508)	$(25,977)

12. Common Stock

In 2005, 2004 and 2003, 779,601 shares, 497,970 shares and 704,384 shares, respectively, of common stock were issued from treasury for the exercise of stock options, various other incentive awards, purchases by the Employee Stock Purchase Plan and matching contributions to the Retirement Savings Plan. Additionally, in 2003, 823,506 and 11,817 shares were issued from treasury in connection with the acquisition of Kar and for the payment of charitable contributions to Barnes Group Foundation, respectively. In 2005, 2004 and 2003, the Company acquired 4,562 shares, 136,912 shares and 9,995 shares, respectively, of the Company’s common stock at a cost of $149, $3,498 and $206, respectively. These amounts exclude shares issued and reacquired in connection with certain stock-for-stock exercises under the Company’s stock option plans. These reacquired shares were placed in treasury.

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

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Preferred Stock

At December 31, 2005 and 2004, the Company had 3,000,000 shares of preferred stock authorized, none of which were outstanding.

14. Stock Plans

Most U.S. salaried and non-union hourly employees are eligible to participate in the Company’s 401(k) plan, the Retirement Savings Plan. The Retirement Savings Plan provides for the investment of employer and employee contributions in the Company’s common stock and also provides other investment alternatives for employee contributions. The Company discontinued providing a guaranteed minimum rate of return on employee contributions to the Retirement Savings Plan for investment in the Company’s common stock after March 31, 2001. However, the Company continued to guarantee a minimum rate of return on certain pre-April 1, 2001 assets of the plan. Effective October 10, 2003, the Plan was modified to reduce the vesting period and to provide that participants are no longer required to invest pre-April 1, 2001 employee contributions in the Barnes Group Stock Fund, one of the Plan’s investment options. In addition, the Plan was modified so that the Company match, after vesting, may also be invested in any of the Plan’s investment options. Since the participant is no longer restricted to investing in Company stock and has the flexibility of multiple investment options, the minimum guaranteed rate of return on the Barnes Group Stock Fund was eliminated effective with the October 10, 2003 plan modification. The Company contributes an amount equal to 50% of employee contributions up to 6% of eligible compensation, plus any guarantee payments prior to October 10, 2003. The Company expenses all contributions made to the Retirement Savings Plan. The Company recognized expense of $3,659, $3,166 and $2,954 in 2005, 2004 and 2003, respectively. As of December 31, 2005, the Retirement Savings Plan held 2,596,049 shares of the Company’s common stock.

The Company has an Employee Stock Purchase Plan (“ESPP”) under which eligible employees may elect to have up to the lesser of $21,250 or 10% of base compensation deducted from payroll for the purchase of the Company’s common stock at 85% of market value on the date of purchase. The maximum number of shares which may be purchased under the ESPP is 2,025,000. The number of shares purchased under the ESPP was 56,590, 64,808 and 57,993 in 2005, 2004 and 2003, respectively. As of December 31, 2005, 77,136 additional shares may be purchased. Effective January 1, 2006, the ESPP was amended whereby employees may purchase the Company’s common stock at 95% of market value on the date of purchase under this plan.

The 1991 Barnes Group Stock Incentive Plan (the “1991 Plan”) authorized the granting of incentives to executive officers, directors and key employees in the form of stock options, stock appreciation rights, incentive stock rights and performance unit awards. Options granted under the 1991 Plan that terminated without being exercised became available for future grants under the 1991 Plan. A maximum of 508,824 common shares are subject to issuance under this plan after December 31, 2005. As of December 31, 2003, there were 311,752 shares available for future grant under the 1991 Plan. Effective April 14, 2004, all shares available and not used under the 1991 Plan became available for future grants under the 2004 Plan.

The Barnes Group Inc. Employee Stock and Ownership Program (the “2000 Plan”) was approved on April 12, 2000, and subsequently amended on April 10, 2002 by the Company’s stockholders. The 2000 Plan permitted the granting of incentive stock options, nonqualified stock options, restricted stock awards, performance share or cash unit awards and stock appreciation rights, or any combination of the foregoing, to eligible employees to purchase up to 3,450,000 shares of the Company’s common stock. Such shares were authorized and reserved. Options granted under the 2000 Plan that terminated without being exercised became available for future grants under the 2000 Plan. A maximum of 1,146,151 common shares are subject to issuance under the 2000 Plan after December 31, 2005. As of December 31, 2003, there were 158,417 shares available for future grants under the 2000 Plan. Effective April 14, 2004, all shares available and not used under the 2000 Plan became available for future grants under the 2004 Plan.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Barnes Group Stock and Incentive Award Plan (the “2004 Plan”) was approved on April 14, 2004 by the Company’s stockholders. The 2004 Plan permits the issuance of incentive awards, stock option grants and stock appreciation rights to eligible participants to purchase up to 950,000 shares of common stock. Also available for grants under the Plan are the number of shares of common stock reserved for grants of awards under the 1991 and 2000 Plans but not used as of April 14, 2004 and the number of shares of common stock that become available under the terms of the 1991, 2000 and 2004 Plans, including shares subject to awards which are forfeited, settled for cash, expire or otherwise terminate without issuance of the shares. A maximum of 2,839,880 common shares are subject to issuance under the 2004 Plan after December 31, 2005. As of December 31, 2005 and 2004, there were 507,794 and 1,001,792 shares, respectively, available for future grants under the 2004 Plan.

In 1998, 60,000 incentive units and 75,000 stock options were granted under the Key Executive Stock Plan (“Key Plan”). There are no additional shares available for future grant. A maximum of 75,000 common shares are subject to issuance under the Key Plan after December 31, 2005.

Compensation cost related to these plans was $6,455, $3,659 and $3,448 in 2005, 2004 and 2003, respectively. The Company recorded, in additional paid-in capital, tax benefits related to stock options of $5,891, $3,569 and $2,486 in 2005, 2004 and 2003, respectively.

Data relating to options granted under these plans follow:

	2005		2004		2003
	Number Of Shares	Average Exercise Price	Number Of Shares	Average Exercise Price	Number Of Shares	Average Exercise Price
Outstanding, January 1	3,387,924	$24.67	3,477,827	$21.69	3,947,891	$20.80
Granted	2,055,185	30.87	1,496,049	27.24	1,062,546	21.95
Exercised	(2,180,762)	24.78	(1,513,534)	20.39	(1,291,229)	18.50
Cancelled	(62,759)	25.00	(72,418)	24.07	(241,381)	25.30

Outstanding, December 31	3,199,588	28.57	3,387,924	24.67	3,477,827	21.69

Exercisable, December 31	2,396,559	29.53	2,574,605	24.95	2,157,177	22.54

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Of Shares	Average Remaining Life (Years)	Average Exercise Price	Number Of Shares	Average Exercise Price
$17 to $25	616,143	5.64	$20.04	405,297	$20.25
$25 to $29	916,760	6.40	26.81	538,088	27.01
$29 to $34	714,700	5.90	30.10	525,689	30.27
$34 to $37	951,985	5.01	34.63	927,485	34.63

Incentive stock rights under the 1991 Plan, restricted stock unit awards under the 2000 Plan, restricted stock unit awards under the 2004 Plan and incentive stock unit awards under the Key Plan (collectively, “Rights”) entitle the holder to receive, without payment, one share of the Company’s common stock after the expiration of the vesting period. Certain Rights are also subject to the satisfaction of established performance goals. Additionally, holders of Rights are credited with dividend equivalents, which are converted into additional Rights, and certain holders of restricted stock units are paid dividend equivalents in cash when dividends are paid to other stockholders. All Rights have up to a seven-year vesting period. In 2005, 260,050 Rights were granted;

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3,329 Rights were credited to holders for dividend equivalents; 150,119 Rights, which include dividend equivalents, were converted to an equivalent number of shares of common stock; and 60,429 Rights were forfeited. In 2005, $472 of dividend equivalents were paid in cash. As of December 31, 2005, there were 862,473 Rights outstanding.

Under the Non-Employee Director Deferred Stock Plan, as further amended, each non-employee director who joined the Board of Directors prior to December 15, 2005 was granted the right to receive 6,000 shares of the Company’s common stock upon retirement. In 2005, $45 of dividend equivalents were paid in cash. Compensation cost related to this plan was $86 in each of the years 2005, 2004 and 2003. There are 54,000 shares reserved for issuance under this plan. Each non-employee director who joins the Board of Directors subsequent to December 15, 2005 will receive restricted stock units under the Barnes Group Inc. Stock and Incentive Award Plan having a value of $50 that vest three years after the date of grant. No awards to non-employee directors have been made under this plan as of December 31, 2005.

Total shares reserved for issuance under all stock plans aggregated 4,700,991 at December 31, 2005.

15. Average Shares Outstanding

Net income per common share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is calculated using the weighted average number of common shares outstanding during the year. Diluted net income per share reflects the assumed exercise and conversion of all dilutive securities. Shares held by the Retirement Savings Plan are considered outstanding for both basic and diluted net income per share. There are no adjustments to net income for purposes of computing income available to common stockholders for the years ended December 31, 2005, 2004 and 2003. A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computation follows:

	Average Common Shares Outstanding
	2005	2004	2003
Basic	23,598,825	23,105,853	21,475,336
Dilutive effect of:
Stock options	367,989	361,438	323,315
Stock incentive units	149,906	222,871	230,419
Restricted stock units	253,308	117,969	48,953
Non-Employee Director Stock Plan	31,609	28,332	23,537

Diluted	24,401,637	23,836,463	22,101,560

As of December 31, 2005, there were 3,199,588 stock options outstanding, of which 2,242,883 were considered dilutive and 956,705 were anti-dilutive. As of December 31, 2004, there were 3,387,924 stock options outstanding, of which 2,551,671 were considered dilutive and 836,253 were anti-dilutive.

The Convertible Senior Subordinated Notes are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price is approximately $42.19 per share of common stock. As of December 31, 2005, the Company’s market price per share had not exceeded the conversion price of the notes. Under the net share settlement method there were no potential shares issuable under the notes that were considered dilutive.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Information on Business Segments

The Company’s reportable segments are strategic business groups that offer different products and services. Each segment is managed separately because each business requires different technology and marketing strategies. Specifically, the Company operates three reportable business segments, as follows:

Barnes Distribution is an international distributor of MROP supplies and offers an array of service options, built around a vendor-managed inventory business model, which are designed to improve the productivity of its customers while substantially reducing procurement and transaction costs. Additionally, it distributes die and nitrogen gas springs, mechanical struts and standard parts such as coil and flat springs, the majority of which are manufactured by Associated Spring. Barnes Distribution, formerly known as Bowman Distribution, was formed from the combination of the Curtis and Kar acquisitions and Bowman Distribution. Barnes Distribution operates and markets its products primarily in the U.S. and Canada. It also distributes products in 33 other countries through distribution/sales centers located in the United Kingdom, France, Spain, Mexico, Singapore, Brazil and China.

Associated Spring manufactures precision mechanical components and nitrogen gas products, manifold systems, retaining rings, reed valves, shock discs, injection-molded plastic components, and other close-tolerance engineered metal components that are used in a variety of industries, including electronics, medical devices, telecommunications, consumer goods and transportation markets. Associated Spring’s parts are sold in the U.S. and through its international subsidiaries. International manufacturing operations are located in Brazil, Canada, China, Germany, Mexico, Singapore, Sweden, Thailand and the United Kingdom.

Barnes Aerospace produces precision-machined and fabricated components and assemblies for commercial and military aircraft and industrial gas turbines. Additionally, it provides jet engine components overhaul and repair services for many of the world’s commercial airlines and the United States military. Barnes Aerospace participates in aftermarket RSPs with General Electric under which it receives the exclusive right to supply designated aftermarket parts for the life of the related aircraft engine program. Barnes Aerospace’s operations are primarily in the U.S., with additional locations in Europe and Singapore. Its markets are located primarily in the U.S., Europe and Asia.

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

The equity income from the Company’s investment in the NASCO joint venture was incorporated into the segment results of Associated Spring prior to its sale (see Note 18). Sales between the business segments and between the geographic areas in which the businesses operate are accounted for on the same basis as sales to unaffiliated customers. Additionally, revenues are attributed to countries based on the location of manufacturing or distribution facilities.

During the fourth quarter of 2004, the Company recorded pre-tax charges of $2,184 related to actions to offset higher raw material costs at Associated Spring. These charges related mainly to personnel reductions whereby the workforce at Associated Spring was to be reduced by approximately 4%. During 2005, the accrual was adjusted downward by $172 while $1,729 of the accrual was utilized for severance and benefit payments resulting in a balance of $283 as of December 31, 2005 to be paid in accordance with the severance terms.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of 2004, the Company recorded pre-tax charges of $1,298 to enable the realization of benefits from the Kar integration and improved customer service levels at Barnes Distribution. These charges related mainly to personnel reductions whereby the workforce at Barnes Distribution was to be reduced by approximately 3%. As of January 1, 2005, the accrual balance was $1,183. During 2005, $909 of severance and benefit payments were made and the accrual was adjusted downward by $213 resulting in a balance of $61 as of December 31, 2005 to be paid in accordance with the severance terms.

As part of management’s ongoing internal control assessment, during 2005, the Company identified and recorded an adjustment to accounts payable and cost of sales at Barnes Distribution. The Company determined that cost of sales was overstated in prior periods due to inaccuracies in recording inventory receipts from 2000 through 2005. This overstatement was corrected in 2005 as a reduction to cost of sales of $1,814. Management concluded that such corrections were immaterial, both quantitatively and qualitatively, to the 2005 financial statements and immaterial to the previously reported results of prior periods to which they relate.

The following tables (dollars shown in millions) set forth information about the Company’s operations by its three reportable business segments and by geographic area.

Operations by Reportable Business Segment

	Barnes Distribution	Associated Spring	Barnes Aerospace	Other	Total Company
Revenues
2005	$453.8	$422.4	$235.4	$(9.4)	$1,102.2
2004	424.8	373.5	205.9	(9.5)	994.7
2003	400.7	333.1	165.7	(8.7)	890.8

Operating profit
2005	$26.4	$32.1	$28.4	$—	$86.9
2004	13.8	23.4	21.4	—	58.6
2003	16.5	26.7	10.6	—	53.8

Assets
2005	$323.4	$292.2	$288.6	$95.7	$999.9
2004	298.8	308.9	229.5	99.8	937.0
2003	283.2	298.7	157.4	99.1	838.4

Depreciation and amortization
2005	$11.2	$14.9	$7.7	$1.1	$34.9
2004	10.6	15.0	7.4	1.2	34.2
2003	10.5	15.2	8.2	0.7	34.6

Capital expenditures
2005	$6.4	$10.8	$8.1	$0.8	$26.1
2004	13.0	10.0	3.4	2.1	28.5
2003	8.8	7.2	2.2	0.2	18.4

Notes:

One customer accounted for 14%, 12% and 10% of the Company’s total revenue in 2005, 2004 and 2003, respectively.

“Other” revenues represent the elimination of intersegment sales, the majority of which are sales by Associated Spring to Barnes Distribution.

The operating profit of Associated Spring includes income (loss) from its equity investment in NASCO. See Note 1 for disclosure of such amounts.

The assets of Associated Spring included the NASCO investment of $10.0 million and $10.4 million in 2004 and 2003, respectively.

“Other” assets include corporate controlled assets, the majority of which are cash and deferred tax assets.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the total reportable segments’ operating profit to income before income taxes and the cumulative effect of a change in accounting principle follows:

	2005	2004	2003
Operating profit	$86.9	$58.6	$53.8
Interest income	1.2	1.1	1.4
Interest expense	(17.6)	(15.4)	(15.8)
Other (expense) income	8.0	(1.3)	(1.2)

Income before income taxes and cumulative effect of a change in accounting principle	$78.5	$43.0	$38.2

Operations by Geographic Area

	Domestic	International	Other	Total Company
Revenues
2005	$799.3	$344.3	$(41.4)	$1,102.2
2004	748.6	286.7	(40.6)	994.7
2003	676.8	246.9	(32.9)	890.8

Long-lived assets
2005	$322.4	$282.3	$—	$604.7
2004	319.9	247.4	—	567.3
2003	327.0	168.9	—	495.9

Notes:

International sales derived from any one country did not exceed 10% of the Company’s total revenues.

“Other” revenues represent the elimination of intercompany sales between geographic locations, of which approximately 54% were sales from international locations to domestic locations.

Long-lived assets located in any one country that exceeded 10% of the Company’s total long-lived assets as of December 31, 2005 were $132.0 million of intangible assets related to the RSPs recorded in Singapore.

17. Commitments and Contingencies

Leases

The Company has various noncancellable operating leases for buildings, office space and equipment. As discussed in Note 8, the Company assumed certain debt related to capital leases with the acquisition of Spectrum of which $413 remained at December 31, 2005. Rent expense was $13,538, $13,273 and $12,579 for 2005, 2004 and 2003, respectively. Minimum rental commitments under noncancellable leases in years 2006 through 2010 are $10,032, $7,422, $4,916, $4,327 and $3,763, respectively, and $9,630 thereafter.

Product Warranties

The Company provides product warranties in connection with the sale of products. From time to time, the Company is subject to customer claims with respect to product warranties. A customer of Associated Spring has asserted that the Company is responsible for product warranty liabilities currently approximating $1,600, which amount includes the value of replacement parts and consequential damages. The Company’s stated warranty is limited to replacement parts, the cost of which is not deemed significant. Management cannot predict the final outcome of this claim at this time.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingent Payments

See Note 2 for contingent payments related to acquisitions.

Income Taxes

In the normal course of business, the Company and its subsidiaries are examined by various tax authorities, including the IRS. The IRS recently completed its review of the Company for the tax years 2000 through 2002. The IRS is proposing changes to these tax years which could result in a tax cost of approximately $16,500, plus a potential penalty of 20% of the tax assessment plus interest. The Company and its advisors believe the Company’s tax position on the issues raised by the IRS is correct and, therefore, the Company will vigorously defend its position. The Company and its advisors believe the Company will prevail on this issue. Any additional impact on the Company’s liability for income taxes cannot presently be determined, but the Company believes the outcome will not have a material impact on its results of operations, financial position or cash flows.

18. Business Divestiture

During 2005, the Company sold its 45% investment in NASCO, a joint venture formed in 1986 between the Company and NHK Spring Co., Ltd. of Japan, to NHK for $18,600 resulting in an after-tax gain of $4,030. The pre-tax gain and related tax expense are reflected in Other income and Income taxes, respectively, in the accompanying Consolidated Statements of Income.

19. Accounting Changes

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This Interpretation clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Interpretation requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it occurred if a reasonable estimate can be made. The Company has determined that legal obligations exist for certain of its owned and leased facilities related primarily to building material and equipment removal. The Company adopted the provisions of this Interpretation on December 31, 2005 and recorded a non-cash transition charge of $391 which is reported as a cumulative effect of a change in accounting principle, net of taxes, in the Consolidated Statements of Income. Upon adoption, the Company also recorded a liability for conditional asset retirement obligations of approximately $850, property, plant and equipment of $269 and deferred taxes of $190. The impact of adoption would not have been material to the results of operations or financial position of the Company for the years 2004 and 2003 had the Company adopted this Interpretation in those years.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Subsequent Events

On January 11, 2006, the Company entered into an amended and restated revolving credit agreement with 11 participating banks which extended the maturity date to January 11, 2011, added Barnes Group Switzerland GmbH, a wholly owned subsidiary of the Company, as a borrower, decreased the interest rate to LIBOR plus a spread ranging from 0.55% to 1.35% depending on the Company’s debt ratio at the time of the borrowing, and amended various financial and restrictive covenants. Borrowings of Barnes Group Switzerland GmbH are guaranteed by the Company. Pursuant to the agreement, the Company pays a facility fee, calculated on the full amount of the borrowing facility, at a rate ranging from 0.20% to 0.40%, depending on the Company’s debt ratio at the end of each calendar quarter. A new covenant was added to the agreement that requires the Company to maintain a ratio of consolidated senior debt to EBITDA, as defined in the amended and restated revolving credit agreement, of not more than 3.25 times at the end of each fiscal quarter ending on or before September 30, 2007, after which the ratio will decrease to 3.00 times. In addition, the agreement requires the Company to maintain a ratio of Total Debt to EBITDA, as defined in the amended and restated credit revolving agreement, of not more than 4.00 times for each quarter ending on or before September 30, 2007, and thereafter of not more than 3.75 times at the end of any fiscal quarter.

Additionally, on January 11, 2006, the Company amended its 7.66% Senior Notes due November 12, 2007, its 7.80% Senior Notes due November 12, 2010 and its 9.34% Senior Notes due November 21, 2008 (the “Notes”). The amendments conform the restrictive covenants of the Notes with those in the amended and restated revolving credit agreement with respect to permitted acquisitions, restriction on liens, permitted indebtedness, permitted investments and consolidated leverage ratio requirements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Barnes Group Inc.:

We have completed integrated audits of Barnes Group Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Barnes Group Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of valuation and qualifying accounts presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 19 to the consolidated financial statements, the Company changed its method for accounting for inventory effective January 1, 2005.

As discussed in Note 19 to the consolidated financial statements, the Company adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations effective December 31, 2005.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Toolcom Supplies Ltd. (Toolcom) and Service Plus Distributors, Inc. (Service Plus) from its assessment of internal control over financial reporting as of December 31, 2005 because they were acquired by the Company in purchase business combinations during 2005. We have also excluded Toolcom and Service Plus from our audit of internal control over financial reporting. Toolcom and Service Plus’s total assets and net sales represent 1.6% and 0.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

/S/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Hartford, Connecticut

February 24, 2006

QUARTERLY DATA (UNAUDITED)

(Dollars in millions, except per share data)

	First Quarter	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)	Full Year
2005
Net sales	$273.7	$280.5	$271.5	$276.5	$1,102.2
Gross profit (1)	98.0	101.8	99.4	97.5	396.7
Operating income	21.1	23.9	22.6	19.1	86.7
Net income	12.8	18.7	17.4	11.6	60.5

Per common share:
Net income:
Basic	$.55	$.80	$.73	$.49	$2.56
Diluted	.54	.77	.70	.47	2.48
Dividends	.20	.20	.22	.22	.84
Market prices (high - low)	$28.96-23.72	$34.70-25.30	$37.20-32.82	$36.55-31.95	$37.20-23.72

2004
Net sales	$247.2	$252.0	$243.9	$251.6	$994.7
Gross profit (1)	85.1	87.7	84.5	84.5	341.8
Operating income	15.7	17.8	15.4	8.7	57.6
Net income	9.6	11.3	9.6	3.9	34.4

Per common share:
Net income:
Basic	$.42	$.49	$.41	$.17	$1.49
Diluted	.40	.47	.40	.16	1.44
Dividends	.20	.20	.20	.20	.80
Market prices (high - low)	$33.57-26.01	$29.58-25.73	$29.14-24.20	$28.46-24.80	$33.57-24.20

(1)	Sales less cost of sales.
(2)	The second quarter, 2005 results included approximately $4.0 million after taxes, or $0.17 per share, as a result of the Company’s sale of its investment in NASCO (see Note 18).
(3)	The third quarter, 2005 results included approximately $1.5 million, or $0.06 per share, as a result of the Company being granted Pioneer tax status in Singapore (see Note 10) and $1.1 million after taxes, or $0.05 per share, related to an adjustment to cost of sales recorded at Barnes Distribution (see Note 16).
(4)	The fourth quarter, 2005 results included approximately $0.4 million, or $0.02 per share, of charges related to the cumulative effect of a change in accounting principle, net of taxes. These charges resulted from the adoption of FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” in the fourth quarter of 2005 (see Note 19).
The fourth quarter, 2004 results included approximately $2.8 million after taxes, or $0.12 per share, of discrete charges principally related to severance costs, and inventory and facilities charges. These charges were partially offset by $0.7 million of benefits related to the reduction of lease obligations on idle facilities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon, and as of the date of, that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of such assessment did not include Toolcom Supplies Ltd., which was acquired on August 9, 2005, or Service Plus Distributors, Inc., the assets of which the Company acquired on September 30, 2005, each of which were accounted for as purchase business combinations. The total assets and net sales of Toolcom and Service Plus Distributors represent approximately 1.6% and 0.7%, respectively, of the accompanying Consolidated Financial Statement amounts as of and for the year ended December 31, 2005. Based on the assessment under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

PricewaterhouseCoopers LLP (“PwC”), the independent registered public accounting firm that audited the financial statements included in this Annual Report, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 as stated in their report which appears on page 59 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

DIRECTORS

Information with respect to the Company’s directors and nominees may be found under the caption “Election of Three Directors For A Three-Year Term” of the Company’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 20, 2006 (the “Proxy Statement”). Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

The Company’s executive officers as of the date of this Annual Report are as follows:

Executive Officer	Position	Age as of December 31, 2005
Edmund M. Carpenter	President and Chief Executive Officer	64

John R. Arrington	Senior Vice President, Human Resources	59

Francis C. Boyle, Jr.	Vice President, Controller	55

Joseph D. DeForte	Vice President, Tax	63

Patrick Dempsey	Vice President, Barnes Group Inc. and President, Barnes Aerospace	41

William C. Denninger	Senior Vice President, Finance and Chief Financial Officer	55

Thomas P. Fodell	Vice President, Barnes Group Inc. and President, Associated Spring Sales	55

Signe S. Gates	Senior Vice President, General Counsel and Secretary	56

Philip A. Goodrich	Senior Vice President, Corporate Development	49

Gregory F. Milzcik	Executive Vice President and Chief Operating Officer and President, Associated Spring	46

Lawrence W. O’Brien	Vice President, Treasurer	56

Idelle K. Wolf	Vice President, Barnes Group Inc. and President, Barnes Distribution	53

Each officer holds office until his or her successor is chosen and qualified or otherwise as provided in the Company’s By-Laws, except Mr. Carpenter who holds office pursuant to an employment agreement with the Company. No family relationships exist among the executive officers of the Company. Except for Mr. O’Brien, each of the Company’s executive officers has been employed by the Company or its subsidiaries in an executive or managerial capacity for at least the past five years.

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

Mr. Milzcik joined the Company as Vice President, Barnes Group Inc. and President, Barnes Aerospace in June 1999. He was appointed President, Associated Spring in November 2004. Effective February 1, 2006, he was appointed Executive Vice President and Chief Operating Officer of the Company.

Mr. O’Brien joined the Company as Vice President, Treasurer in August 2001. From 1997 to 2001, Mr. O’Brien was Vice President and Treasurer of L-3 Communications Corporation.

Ms. Wolf joined the Company as Vice President, Barnes Group Inc. and Chief Operating Officer, Barnes Distribution in May 2000, upon the Company’s acquisition of Curtis. Ms. Wolf was appointed President, Barnes Distribution North America in December 2004. Ms. Wolf was appointed President, Barnes Distribution, effective January 1, 2006.

AUDIT COMMITTEE

Ms. Mangum and Messrs. Benanav, Bristow, Griffin and Grzelecki are the members of the Company’s audit committee which is a separately designated standing committee of the Board of Directors of the Company established in accordance with Section 3(a)(58)(A) of the Exchange Act.

The Company’s Board of Directors has determined that Ms. Mangum, who qualifies as an independent director under the New York Stock Exchange listing standards, is an audit committee financial expert.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the Proxy Statement under “Stock Ownership By Directors and Executive Officers”, “Beneficial Owners of More than 5% of Shares”, and “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accounting Fees and Services

The information in the Proxy Statement under “Principal Accounting Fees and Services” and “Pre-Approval Policy and Procedures” is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The Financial Statements of the Company are set forth under Item 8 of this Annual Report.

(a)(2)	See Financial Statement Schedule under Item 15(c).

(a)(3)	See Item 15(b) below.

(b)	The Exhibits required by Item 601 of Regulation S-K are filed as Exhibits to this Annual Report and indexed at pages 70 through 73 of this Annual Report.

(c)	Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2005, 2004, and 2003

(In thousands)

Allowances for Doubtful Accounts:

Balance December 31, 2002	$2,891
Provision charged to income (1)	1,116
Doubtful accounts written off (net) (1)	(1,805)
Other adjustments (2)	986

Balance December 31, 2003	3,188
Provision charged to income (3)	903
Doubtful accounts written off (net) (3)	(1,369)
Other adjustments (2)	5

Balance December 31, 2004	2,727
Provision charged to income (4)	1,530
Doubtful accounts written off (net) (4)	(1,412)
Other adjustments (2)	218

Balance December 31, 2005	$3,063

(1)	The 2003 increase in the provision charged to income and the write-off of doubtful accounts were primarily due to certain collection issues at Barnes Distribution. Contributing to the increase at Barnes Distribution is the higher accounts receivable activity from the then newly acquired business, Kar.
(2)	Opening balances of acquired businesses.
(3)	The 2004 decreases in the provision charged to income and write-off of doubtful accounts were due primarily to the resolution by Barnes Distribution of the 2003 collection issues, including the Kar receivables.
(4)	The 2005 increase in the provision charged to income relates primarily to Associated Spring increasing the allowance for a bankrupt customer and writing off a receivable for another customer.

Schedule II—Valuation and Qualifying Accounts—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(In thousands)

Valuation Allowance on Deferred Tax Assets:

Balance December 31, 2002	$8,025
Current year provision charged to income tax expense	989
Other adjustments (1)	(2,730)

Balance December 31, 2003	6,284
Current year provision charged to income tax expense	3,531
Other adjustments (2)	(806)

Balance December 31, 2004	9,009
Current year provision charged to income tax expense	729
Current year provision charged to other comprehensive income (3)	1,648
Other adjustments (4)	(765)

Balance December 31, 2005	$10,621

(1)	The 2003 adjustment to the valuation allowance is primarily due to the realization of the deferred tax asset in the Company’s Mexican operation, as well as management’s belief that certain credit carryforwards in Mexico and capital allowances in the United Kingdom would be utilized based on projected future earnings.
(2)	The 2004 adjustment to the valuation allowance is primarily due to the realization of the net operating loss deferred tax asset in the Company’s United Kingdom operations.
(3)	The 2005 provision charged to other comprehensive income relates to the tax provision on the minimum pension liability charged to other comprehensive income.
(4)	The 2005 adjustment to the valuation allowance is primarily due to the realization of the net operating loss deferred tax asset in the Company’s operations in Canada and the United Kingdom.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2006

BARNES GROUP INC.

By	/s/ EDMUND M. CARPENTER
Edmund M. Carpenter
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the above date by the following persons on behalf of the Company in the capacities indicated.

/s/ EDMUND M. CARPENTER
Edmund M. Carpenter
President and Chief Executive Officer
(Principal Executive Officer), and Director

/s/ WILLIAM C. DENNINGER
William C. Denninger
Senior Vice President, Finance
Chief Financial Officer
(Principal Financial Officer), and Director

/s/ FRANCIS C. BOYLE, JR.
Francis C. Boyle, Jr.
Vice President, Controller
(Principal Accounting Officer)

/s/ THOMAS O. BARNES
Thomas O. Barnes
Director

/s/ JOHN W. ALDEN
John W. Alden
Director

/s/ GARY G. BENANAV
Gary G. Benanav
Director

/s/ WILLIAM S. BRISTOW, JR.
William S. Bristow, Jr.
Director

/s/ GEORGE T. CARPENTER
George T. Carpenter
Director

/s/ DONALD W. GRIFFIN
Donald W. Griffin
Director

/s/ FRANK E. GRZELECKI
Frank E. Grzelecki
Director

/s/ MYLLE H. MANGUM
Mylle H. Mangum
Director

/s/ GREGORY F. MILZCIK
Gregory F. Milzcik
Executive Vice President and Chief Operating Officer and President, Associated Spring, and Director

/s/ G. JACKSON RATCLIFFE
G. Jackson Ratcliffe
Director

EXHIBIT INDEX

Barnes Group Inc.

Annual Report on Form 10-K

for the Year ended December 31, 2005

Exhibit No.	Description	Reference
3.1	Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s report on Form 10-K for the year ended December 31, 1997.

3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K for the year ended December 31, 1998.

4.1	(i) Second Amended and Restated Credit Agreement, dated as of January 11, 2006, among the Company and several commercial banks.	Filed with this report.

	(ii) Guaranty of the Company, dated as of January 11, 2006.	Filed with this report.

	(iii) Sharing Agreement, dated as of January 11, 2006.	Filed with this report.

4.2	(i) Rights Agreement dated as of December 10, 1996, between the Company and ChaseMellon Shareholder Services, L.L.C.	Incorporated by reference to Exhibit 1 to the Company’s report on Form 8-A filed on December 20, 1996.

	(ii) Amendment No. 1 to Rights Agreement, dated as of February 19, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C.	Incorporated by reference to Exhibit 1 to the Company’s report on Form 8-A/A filed on March 18, 1999.

4.3	(i) Note Agreement dated as of November 12, 1999, between 3031786 Nova Scotia Company, a wholly owned subsidiary of the Company, and several insurance companies.	Incorporated by reference to Exhibit 4.6 to the Company’s report on Form 10-K for the year ended December 31, 1999.

	(ii) Amendment No. 1 to Note Agreement, dated as of February 5, 2003.	Incorporated by reference to Exhibit 4.4(ii) to the Company’s report on Form 10-K for the year ended December 31, 2002.

	(iii) Assumption and Amendment Agreement.	Filed with this report.

	(iv) Amendment No. 3 to Note Agreement, dated as of January 11, 2006.	Filed with this report.

4.4	(i) Note Agreement dated as of November 21, 2000, between Barnes Group Inc. and several insurance companies.	Incorporated by reference to Exhibit 4.7 to the Company’s report on Form 10-K for the year ended December 31, 2000.

	(ii) Amendment No. 1 to Note Agreement dated as of February 21, 2002.	Incorporated by reference to Exhibit 4.5(ii) to the Company’s report on Form 10-K for the year ended December 31, 2002.

	(iii) Amendment No. 2 to Note Agreement dated as of February 5, 2003.	Incorporated by reference to Exhibit 4.5(iii) to the Company’s report on Form 10-K for the year ended December 31, 2002.

Exhibit No.	Description	Reference

	(iv) Amendment No. 3 to Note Agreement, dated as of January 11, 2006.	Filed with this report.

4.5	(i) Term Loan Facility Agreement between Associated Spring-Asia Pte. Ltd. and The Development Bank of Singapore Limited, dated June 19, 2001.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2001.

	(ii) Guarantee of Term Loan Facility Agreement, between Barnes Group Inc. and The Development Bank of Singapore Limited, dated June 19, 2001.	Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended June 30, 2001.

	(iii) Currency Swap and Interest Rate Hedging Master Agreement, between Associated Spring-Asia Pte. Ltd. and The Development Bank of Singapore Limited, dated June 19, 2001.	Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q for the quarter ended June 30, 2001.

	(iv) Guarantee of Currency Swap and Interest Rate Hedging Master Agreement, between Barnes Group Inc. and The Development Bank of Singapore Limited, dated June 19, 2001.	Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-Q for the quarter ended June 30, 2001.

4.6	Purchase Agreement among the Company and several initial purchasers named therein, dated July 26, 2005.	Incorporated by reference to Exhibit 4.1 to Form 8-K, filed by the Company on August 2, 2005.

4.7	Indenture between the Company and the Bank of New York Trust Company, N.A., as Trustee under the Indenture, dated August 1, 2005.	Incorporated by reference to Exhibit 4.3 to Form 8-K, filed by the Company on August 2, 2005.

4.8	Resale Registration Rights Agreement between the Company and Banc of America Securities LLC, as Representative of the Initial Purchasers, dated August 1, 2005.	Incorporated by reference to Exhibit 4.4 to Form 8-K, filed by the Company on August 2, 2005.

10.1*	The Company’s Management Incentive Compensation Plan, as amended and restated January 1, 2000.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-K for the year ended December 31, 2000.

10.2*	The Company’s 1996 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-K for the year ended December 31, 1995.

10.3*	The Company’s Retirement Benefit Equalization Plan.	Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-K for the year ended December 31, 2002.

10.4*	The Company’s Supplemental Executive Retirement Plan.	Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-K for the year ended December 31, 2002.

10.5*	The Company’s 1991 Stock Incentive Plan, as amended and restated May 15, 1998.	Incorporated by reference to Exhibit 10.5 to the Company’s report on Form 10-K for the year ended December 31, 1998.

10.6*	The Company’s Non-Employee Director Deferred Stock Plan, as further amended.	Filed with this report.

Exhibit No.	Description	Reference

10.7*	The Company’s Amended and Restated Directors’ Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.8 to the Company’s report on Form 10-K for the year ended December 31, 1996.

10.8*	The Company’s Senior Executive Enhanced Life Insurance Program, as amended and restated May 16, 1997.	Incorporated by reference to Exhibit 10.8 to the Company’s report on Form 10-K for the year ended December 31, 1998.

10.9*	The Company’s Enhanced Life Insurance Program.	Incorporated by reference to Exhibit 10.12 to the Company’s report on Form 10-K for the year ended December 31, 1993.

10.10*	The Company’s Supplemental Senior Officer Retirement Plan.	Incorporated by reference to Exhibit 10.13 to the Company’s report on Form 10-K for the year ended December 31, 1996.

10.11*	The Company’s Executive Officer Change-In-Control Severance Agreement.	Incorporated by reference to Exhibit 10.14 to the Company’s report on Form 10-K for the year ended December 31, 1997.

10.12*	(i) Employment Agreement dated as of December 8, 1998 between the Company and Edmund M. Carpenter.	Incorporated by reference to Exhibit 10.14 to the Company’s report on Form 10-K for the year ended December 31, 1998.

	(ii) Amendment 1 to Employment Agreement between the Company and Edmund M. Carpenter.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2003.

10.13*	The Company’s Key Executive Stock Plan, effective December 8, 1998.	Incorporated by reference to the Company’s report on Form 10-Q for the quarter ended June 30, 2002.

10.14*	The Company’s Amended Employee Stock and Ownership Program as further amended.	Incorporated by reference to the Company’s report on Form 10-Q for the quarter ended March 31, 2003.

10.15*	Barnes Group Inc. Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001.

10.16*	Barnes Group Inc. Executive Separation Pay Plan.	Incorporated by reference to Exhibit 10.17 to the Company’s report on Form 10-K for the year ended December 31, 2002.

10.17*	The Company’s Performance Linked Bonus Plan for Selected Executive Officers.	Incorporated by reference to Annex I to the Company’s Proxy Statement dated March 15, 2001 for the Annual Meeting of Stockholders held April 12, 2001 that was filed on March 13, 2001.

10.18*	Barnes Group Inc. Stock and Incentive Award Plan.	Incorporated by reference to Annex 2 to the Company’s Proxy Statement dated March 16, 2004 for the Annual Meeting of Stockholders held April 14, 2004 that was filed on March 10, 2004.

10.19*	Executive Compensation	Incorporated by reference to Item 1.01 on Form 8-K, filed by the Company on March 11, 2005.

10.20*	Executive Compensation	Incorporated by reference to Item 1.01 on Form 8-K/A, filed by the Company on April 1, 2005.

Exhibit No.	Description	Reference

10.21*	Executive Compensation	Incorporated by reference to Item 1.01 on Form 8-K, filed by the Company on July 25, 2005.

10.22*	Directors’ Compensation	Incorporated by reference to Item 1.01 on Form 8-K, filed by the Company on July 26, 2005.

10.23*	Form of Restricted Stock Unit Award Agreement for the President and Chief Executive Officer (“CEO”).	Incorporated by reference to Item 10.3 on Form 10-Q for the quarter ended June 30, 2005.

10.24*	Form of Restricted Stock Unit Award Agreement for Named Executive Officers other than the CEO.	Incorporated by reference to Item 10.3 on Form 10-Q for the quarter ended June 30, 2005.

10.25*	Form of Non-Qualified Stock Option Agreement for the CEO.	Incorporated by reference to Item 10.3 on Form 10-Q for the quarter ended June 30, 2005.

10.26*	Form of Non-Qualified Stock Option Agreement for Named Executive Officers other than the CEO.	Incorporated by reference to Item 10.3 on Form 10-Q for the quarter ended June 30, 2005.

10.27*	Form of Performance Share Award Agreement for the CEO.	Incorporated by reference to Item 10.3 on Form 10-Q for the quarter ended June 30, 2005.

10.28*	Form of Performance Share Award Agreement for Named Executive Officers other than the CEO.	Incorporated by reference to Item 10.3 on Form 10-Q for the quarter ended June 30, 2005.

10.29*	Form of Contingent Dividend Equivalent Rights Agreement for the CEO.	Incorporated by reference to Item 10.3 on Form 10-Q for the quarter ended June 30, 2005.

10.30*	Form of Contingent Dividend Equivalent Rights Agreement for Named Executive Officers other than the CEO.	Incorporated by reference to Item 10.3 on Form 10-Q for the quarter ended June 30, 2005.

21	List of Subsidiaries.	Filed with this report.

23	Consent of Independent Registered Public Accounting Firm.	Filed with this report.

31.1	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

31.2	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

32	Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.

*	Management contract or compensatory plan or arrangement.

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