Form 10-K/A
period 2005-12-31
BARNES GROUP INC
filed 2006-03-06
CIK 9984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Form 10-K/A No. 1 is solely to amend Part III, Item 13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission (the “Commission”) on February 27, 2006 (the “2005 Form 10-K”), in order to include inadvertently omitted language incorporating disclosure to appear in the Company proxy statement for the Annual Meeting of Stockholders to be held April 20, 2006. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A No. 1.

For purposes of this Form 10-K/A No. 1, and in accordance with Rule 12b-15 under the Exchange Act, Item 13 has been amended and restated in its entirety. No attempt has been made in this Form 10-K/A No. 1 to modify or update other disclosures as presented in the original 2005 Form 10-K.

Item 13.	Certain Relationships and Related Transactions

Item 13 of the 2005 Form 10-K is hereby amended and restated to read in its entirety as follows:

“The information set forth in the Proxy Statement under “Certain Relationships” is incorporated herein by reference.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K/A No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

March 6, 2006

BARNES GROUP INC.

By:	/s/ WILLIAM C. DENNINGER
Name:	William C. Denninger
Title:	Senior Vice President, Finance, and Chief Operating Officer

EXHIBIT INDEX

Exhibit No.	Description	Reference

31.1	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

31.2	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

32	Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.