Form 10-Q
period 2006-03-31
BARNES GROUP INC
filed 2006-05-04
CIK 9984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The registrant had outstanding 24,678,912 shares of common stock as of May 2, 2006.

Barnes Group Inc.

Index to Form 10-Q

For the Quarterly Period Ended March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2006	2005
		As Restated (See Note 2)
Net sales	$299,851	$273,730

Cost of sales	190,633	175,748
Selling and administrative expenses	81,111	78,959

	271,744	254,707

Operating income	28,107	19,023

Other income	295	262
Interest expense	4,387	4,167

Other expenses	575	369

Income before income taxes	23,440	14,749
Income taxes	4,978	3,245

Net income	$18,462	$11,504

Per common share:
Net income:
Basic	$.77	$.49
Diluted	.73	.48
Dividends	.22	.20

Average common shares outstanding:
Basic	24,127,600	23,300,210
Diluted	25,377,980	23,917,176

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2006	December 31, 2005
		As Restated (See Note 2)
Assets
Current assets
Cash and cash equivalents	$36,541	$28,112
Accounts receivable, less allowances (2006 - $3,177; 2005 - $3,063)	171,435	155,595
Inventories	167,095	159,238
Deferred income taxes	21,230	24,563
Prepaid expenses	13,312	11,157

Total current assets	409,613	378,665

Deferred income taxes	24,051	22,478

Property, plant and equipment	498,160	489,746
Less accumulated depreciation	(337,016)	(332,690)

	161,144	157,056

Goodwill	236,559	235,299
Other intangible assets, net	184,849	163,849
Other assets	49,701	48,513

Total assets	$1,065,917	$1,005,860

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$—	$4,000
Accounts payable	142,488	120,158
Accrued liabilities	80,974	93,615
Long-term debt – current	39,990	40,084

Total current liabilities	263,452	257,857

Long-term debt	278,713	241,941
Accrued retirement benefits	88,334	88,036
Other liabilities	16,967	16,869

Commitments and Contingencies (Note 11)

Stockholders’ equity
Common stock - par value $0.01 per share Authorized: 60,000,000 shares Issued: 24,419,694 shares at par value	244	244
Additional paid-in capital	129,616	137,206
Treasury stock, at cost (2006 – 146,104 shares; 2005 – 415,910 shares)	(5,131)	(14,590)
Retained earnings	317,120	304,274
Accumulated other non-owner changes to equity	(23,398)	(25,977)

Total stockholders’ equity	418,451	401,157

Total liabilities and stockholders’ equity	$1,065,917	$1,005,860

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2006	2005
		As Restated (See Note 2)
Operating activities:
Net income	$18,462	$11,504
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	8,978	8,873
Gain on disposition of property, plant and equipment	(39)	(131)
Non-cash stock-based compensation expense	1,594	3,704
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(15,067)	(16,903)
Inventories	(7,345)	(12,425)
Prepaid expenses	(2,230)	(3,743)
Accounts payable	7,300	10,467
Accrued liabilities	(12,760)	(6,129)
Deferred income taxes	1,606	2,229
Long-term pension assets	(1,228)	(475)
Other	(1,736)	(1,332)

Net cash used by operating activities	(2,465)	(4,361)

Investing activities:
Proceeds from disposition of property, plant and equipment	2,097	367
Capital expenditures	(12,770)	(5,425)
Business acquisitions, net of cash acquired	(194)	(402)
Revenue sharing program payments	(12,150)	—
Other	(337)	(112)

Net cash used by investing activities	(23,354)	(5,572)

Financing activities:
Net change in other borrowings	729	6,331
Payments on long-term debt	(5,123)	(10,145)
Proceeds from the issuance of long-term debt	42,052	20,000
Proceeds from the issuance of common stock	2,301	828
Common stock repurchases	(25)	—
Dividends paid	(5,318)	(4,670)
Other	(485)	61

Net cash provided by financing activities	34,131	12,405
Effect of exchange rate changes on cash flows	117	181

Increase in cash and cash equivalents	8,429	2,653

Cash and cash equivalents at beginning of period	28,112	36,335

Cash and cash equivalents at end of period	$36,541	$38,988

Supplemental Disclosure of Cash Flow Information:

Non-cash financing and investing activities in 2006 include the acquisition of a $23.0 million intangible asset and the recognition of the corresponding liability in connection with an aftermarket revenue sharing program (“RSP”).

See accompanying notes.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts included in the notes are stated in thousands except per share data.)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 2005, as restated, has been derived from the 2005 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

See Note 2 for discussion of the Company’s change in accounting as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” as of January 1, 2006 and the restatement of previously reported amounts.

2. Stock-Based Compensation

The Company previously accounted for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Effective January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment” which requires the cost of all share-based payments, including stock options, to be measured at fair value on the grant date and recognized in the statement of operations. This change did not have a material impact on the first quarter 2006 results. Forfeitures were previously recorded as incurred, however, the revised statement requires that an estimated forfeiture rate be applied to outstanding awards, the impact of which was not material upon adoption. Prior to the adoption of this Statement, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. In accordance with SFAS No. 123R, the Company records the cash flows resulting from tax deductions in excess of compensation for those options as financing cash flows. The Company has elected to utilize the modified retrospective method of adoption and therefore all periods presented prior to January 1, 2006 were restated to reflect the impact of the standard as if it had been adopted on January 1, 1995, the original effective date of SFAS No. 123, “Accounting for Stock Issued to Employees.” The amounts that are reported in the Company’s results of operations for the restated periods are the pro forma amounts previously disclosed under SFAS No. 123. As a result of the change in accounting, the following amounts were restated.

Consolidated Balance Sheet:	As Previously Reported	Adjustment	As Restated
December 31, 2005
Deferred income tax asset – long-term	$16,526	$5,952	$22,478
Additional paid-in capital	102,821	34,385	137,206
Retained earnings	332,707	(28,433)	304,274

Consolidated Statements of Income:	As Previously Reported	Adjustment	As Restated
Three months ended March 31, 2005
Selling and administrative expenses	$76,888	$2,071	$78,959
Income taxes	4,037	(792)	3,245
Net income	12,783	(1,279)	11,504
Net income per common share – basic	0.55	(0.06)	0.49
Net income per common share – diluted	0.54	(0.06)	0.48
Average common shares outstanding – diluted	23,848,115	69,061	23,917,176

Year ended December 31, 2005
Selling and administrative expenses	$309,991	$10,310	$320,301
Income taxes	17,553	(3,944)	13,609
Net income	60,517	(6,366)	54,151
Net income per common share – basic	2.56	(0.27)	2.29
Net income per common share – diluted	2.48	(0.27)	2.21
Average common shares outstanding – diluted	24,401,637	107,554	24,509,191

Year ended December 31, 2004
Selling and administrative expenses	$284,223	$7,150	$291,373
Income taxes	8,601	(2,750)	5,851
Net income	34,426	(4,400)	30,026
Net income per common share – basic	1.49	(0.19)	1.30
Net income per common share – diluted	1.44	(0.19)	1.25
Average common shares outstanding – diluted	23,863,463	104,171	23,967,634

Year ended December 31, 2003
Selling and administrative expenses	$261,983	$5,484	$267,467
Income taxes	5,289	(1,646)	3,643
Net income	32,913	(3,838)	29,075
Net income per common share – basic	1.53	(0.18)	1.35
Net income per common share – diluted	1.49	(0.17)	1.32
Average common shares outstanding – diluted	22,101,560	3,270	22,104,830

Year ended December 31, 2002
Selling and administrative expenses	$209,192	$7,125	$216,317
Income taxes	5,741	(2,743)	2,998
Net income	26,802	(4,382)	22,420
Net income per common share – basic	1.43	(0.23)	1.20
Net income per common share – diluted	1.40	(0.23)	1.17

Please refer to the Company’s Annual Report on Form 10-K as filed February 27, 2006 for a description of the Company’s stock incentive award plans and their general terms. As of March 31, 2006, incentives had been awarded in the form of incentive stock rights, performance unit awards and restricted stock unit awards (collectively “Rights”) and stock options. Certain of the incentives contain graded-vesting features and service conditions. The Company has elected to use the straight-line method to recognize compensation costs related to such awards. Stock option awards vest over a period ranging from six months to five years. The maximum term of stock option awards is 10 years. Upon exercise of a stock option or upon vesting of Rights, shares are issued from treasury shares held by the Company or from authorized shares. Effective January 1, 2006, the Company eliminated the reload feature relative to its stock option awards and decreased the discount for stock purchases under its Employee Stock Purchase Plan from 15% to 5%.

During the three months ended March 31, 2006 and 2005, the Company recognized $1,594 and $3,704, respectively, of stock-based compensation cost and $610 and $1,417, respectively, of related tax benefits. At March 31, 2006, the Company had $13,392 of unrecognized compensation costs related to unvested awards. The costs are expected to be recognized over a weighted average period of 2.9 years. The Company received cash proceeds from the exercise of stock options of $1,988 and $429 in the first quarter of 2006 and 2005, respectively. In addition, the Company is currently in a net operating loss tax position and therefore has not realized any tax benefits for tax deductions from awards exercised in these periods.

The following table summarizes information about the Company’s stock option awards during the three months ended March 31, 2006.

	Number Of Shares	Weighted - Average Exercise Price
Outstanding, January 1, 2006	3,199,588	$28.57
Granted	145,950	37.27
Exercised	(86,281)	23.70
Forfeited	(1,175)	23.43

Outstanding, March 31, 2006	3,258,082	29.09

Exercisable, March 31, 2006	2,477,573	29.24

The total intrinsic value (the amount by which the stock price exceeds the exercise price of the option on the date of exercise) of the stock options exercised during the three months ended March 31, 2006 and 2005 was $1,250 and $1,364, respectively. The weighted average fair value of stock options granted in the three months ended March 31, 2006 and 2005 was $9.30 and $4.95, respectively. The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three months ended March 31,
	2006	2005
Risk-free interest rate	4.55%	3.67%
Expected life (years)	5.2	2.9
Expected volatility	30%	30%
Expected dividend yield	3.16%	3.00%

The risk-free rate is based on the term structure of interest rates at the time of the option grant. The expected life represents an estimate of the period of time that options are expected to remain outstanding. Assumptions of expected volatility of the Company’s common stock and expected dividend yield are estimates of future volatility and dividend yields based on historical trends.

The following table summarizes information about stock options outstanding that are expected to vest and stock options outstanding that are exercisable at March 31, 2006:

Options Outstanding, Expected to Vest				Options Outstanding, Exercisable
Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term
3,189,921	$29.09	$36,399	5.7 years	2,477,573	$29.24	$27,894	4.7 years

The following table summarizes information about the Company’s Rights during the three months ended March 31, 2006.

	Number Of Units	Weighted- Average Fair Value
Non-vested, January 1, 2006	916,473	$24.01
Granted	108,215	37.26
Forfeited	(7,195)	24.39
Vested / Issued	(219,697)	28.94

Non-vested, March 31, 2006	797,796	25.78

As of March 31, 2006, there were 797,796 non-vested Rights outstanding, of which 701,596 Rights vest upon meeting certain service conditions and 96,200 Rights vest upon satisfying established performance goals. Of the 701,596 Rights that vest upon meeting service conditions, 290,000 Rights have accelerated vesting provisions based upon meeting established market conditions. Fifty percent of the Rights vest upon the fair market value of the Company’s stock price exceeding 200% of the grant date fair market value for 30 consecutive trading days. The remaining 50% vest on the first anniversary of such 30th consecutive trading date or, if earlier, the vesting date. If the fair market value of the Company’s stock exceeds $37.80 and $57.10 (pre-stock split) for 30 consecutive days, 186,000 and 104,000 Rights, respectively, will meet the market condition. The vesting acceleration conditions were not satisfied as of March 31, 2006. If the 186,000 Rights meet the market condition in the second quarter of 2006, compensation expense would be accelerated by approximately $800 for the second quarter of 2006 and $900 for the full year 2006 compared to the expected straight line expense and would be offset by a reduction in the expected expense in an equal amount in future periods.

3. Net Income Per Common Share

For the purpose of computing diluted net income per share, the weighted-average number of shares outstanding was increased by 1,250,380 and 616,966 for the three-month periods ended March 31, 2006 and 2005, respectively, for the potential dilutive effects of stock-based incentive plans. As of March 31, 2006, there were 3,258,082 options for shares of common stock outstanding of which 3,087,632 were considered dilutive. As of March 31, 2005, there were 3,690,626 options for shares of common stock outstanding of which 2,055,415 were considered dilutive. There were no adjustments to net income for the purposes of computing income available to common stockholders for those periods.

The Convertible Senior Subordinated Notes are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price is approximately $42.19 per share of common stock and will decline in the second quarter of 2006 to approximately $42.16 per share of common stock (pre-stock split) due to the three cents increase in the quarterly cash dividend announced in the second quarter (See Note 12). As of March 31, 2006, the Company’s market price per share had not exceeded the conversion price of the notes. As such, under the net share settlement method, there were no potential shares issuable under the notes that were considered dilutive.

4. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from the investment by, and distributions to, stockholders. For the Company, comprehensive income for the period includes net income and other non-owner changes to equity, which comprise foreign currency translation adjustments and deferred gains and losses related to certain derivative instruments.

Statements of Comprehensive Income

(Unaudited)

For the three months ended March 31,	2006	2005
		As Restated
Net income	$18,462	$11,504
Unrealized gains (losses) on hedging activities	(1)	332
Foreign currency translation adjustments	2,580	(1,467)

Comprehensive income	$21,041	$10,369

5. Inventories

The components of inventories consisted of:

	March 31, 2006	December 31, 2005
Finished goods	$101,413	$100,833
Work-in-process	35,232	32,105
Raw material and supplies	30,450	26,300

	$167,095	$159,238

On January 1, 2006, the Company adopted SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” This Statement amended the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and required that those items be recognized as current-period charges. Additionally, the Statement required that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Adoption of this Statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

6. Goodwill and Other Intangible Assets

Goodwill:

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company for the period ended March 31, 2006:

	Barnes Distribution	Associated Spring	Barnes Aerospace	Total Company
January 1, 2006	$124,326	$80,187	$30,786	$235,299
Goodwill acquired, net of adjustments	257	—	—	257
Foreign currency translation	(131)	1,134	—	1,003

March 31, 2006	$124,452	$81,321	$30,786	$236,559

In the first quarter of 2006, changes in the goodwill recorded at Barnes Distribution resulted primarily from additional costs related to the 2005 acquisitions of Toolcom and Service Plus Distributors. The purchase price allocations of both acquisitions are subject to the finalization of the valuation of certain assets and liabilities. As a result, preliminary amounts assigned to assets and liabilities are subject to revision in future periods.

Other Intangible Assets:

Other intangible assets consisted of:

		March 31, 2006		December 31, 2005
	Range of Life (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs	Up to 30	$156,150	$(2,513)	$134,000	$(1,957)
Customer lists/relationships	10	19,133	(4,223)	19,133	(3,735)
Patents, trademarks/trade names	5-30	11,446	(2,927)	11,446	(2,755)
Other	4.5-12	3,331	(735)	3,331	(658)

		190,060	(10,398)	167,910	(9,105)

Foreign currency translation		1,181	—	1,038	—
Unamortized intangible pension asset		4,006	—	4,006	—

Other intangible assets		$195,247	$(10,398)	$172,954	$(9,105)

Amortization of intangible assets is expected to increase from approximately $5,600 in 2006 to $6,500 in 2010.

In March 2006, the Company entered into its eighth aftermarket RSP agreement with a major aerospace customer, General Electric Company (“General Electric”), under which the Company is the sole supplier of certain aftermarket parts to this customer. As consideration for this agreement, the Company agreed to pay a participation fee of $23,000 in two installments. The installments of $7,000 and $16,000 will be paid in July 2006 and December 2006, respectively. Additionally, in March 2006 an adjustment to a previous aftermarket RSP was made which reduced the related intangible asset by $850.

7. Business Reorganization

Business reorganization accruals are included in accrued liabilities. In connection with the Barnes Precision Valve acquisition and a plan to streamline its global operations, the Company recorded certain exit costs in 2005 resulting from a plan to reorganize certain business facilities and involuntarily terminate employees. The Company recorded $716 of severance costs as assumed liabilities during 2005, which related primarily to involuntary terminations of salaried and hourly personnel at a U.S. facility. Additional costs related to these actions could amount to as much as $2,500 ($1,500 after-tax) and will be expensed as incurred. During the first quarter of 2006, the Company recorded expense of approximately $200 related to these actions and management anticipates recording approximately $650 of expense in the second quarter of 2006. The reorganization is expected to be completed by the end of 2006.

8. Debt

In the first quarter of 2006, the Company entered into an amended and restated $175,000 revolving credit agreement with 11 participating banks which extended the maturity date to January 11, 2011, added Barnes Group Switzerland GmbH, a wholly owned subsidiary of the Company, as a borrower, decreased the interest rate to LIBOR plus a spread ranging from 0.55% to 1.35% depending on the Company’s debt ratio at the time of the borrowing, and amended various financial and restrictive covenants. Borrowings of Barnes Group Switzerland GmbH are guaranteed by the Company. Pursuant to the agreement, the Company pays a facility fee, calculated on the full amount of the borrowing facility, at a rate ranging from 0.20% to 0.40%, depending on the Company’s debt ratio at the end of each calendar quarter. A new covenant was added to the agreement that requires the Company to maintain a ratio of consolidated senior debt to EBITDA, as defined in the amended and restated revolving credit agreement, of not more than 3.25 times at the end of each fiscal quarter ending on or before September 30, 2007, after which the ratio will decrease to 3.00 times. In addition, the agreement requires the Company to maintain a ratio of Total Debt to EBITDA, as defined in the amended and restated revolving credit agreement, of not more than 4.00 times for each quarter ending on or before September 30, 2007, and thereafter of not more than 3.75 times at the end of any fiscal quarter. The actual ratio at March 31, 2006 was 2.43 times and would have allowed additional borrowings of at least $205,900.

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

9. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expense consisted of the following:

	Pensions		Other Post- Retirement Benefits
For the three months ended March 31,	2006	2005	2006	2005
Service cost	$3,151	$2,783	$749	$338
Interest cost	5,255	4,883	1,088	1,115
Expected return on plan assets	(7,815)	(7,851)	—	—
Amortization of transition assets	—	(3)	—	—
Amortization of prior service cost	396	285	225	121
Recognized losses	580	252	236	242
Curtailment	—	(466)	—	—

Net periodic benefit cost (credit)	$1,567	$(117)	$2,298	$1,816

10. Information on Business Segments

The following table sets forth information about the Company’s operations by its three reportable business segments:

For the three months ended March 31,	2006	2005
		As Restated
Net Sales
Barnes Distribution	$124,392	$113,618
Associated Spring	110,990	109,540
Barnes Aerospace	66,943	53,653
Intersegment sales	(2,474)	(3,081)

Total net sales	$299,851	$273,730

Operating profit
Barnes Distribution	$8,953	$5,160
Associated Spring	10,630	8,619
Barnes Aerospace	8,546	5,244

Total operating profit	28,129	19,023

Interest income	240	145
Interest expense	(4,387)	(4,167)
Other expense	(542)	(252)

Income before income taxes	$23,440	$14,749

The aftermarket RSP agreement entered into in the first quarter of 2006 added $23,000 of intangible assets to the Barnes Aerospace segment assets. See Note 6.

11. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of products. From time to time, the Company is subject to customer claims with respect to product warranties. In 2005, a customer of Associated Spring asserted that the Company was responsible for product warranty liabilities approximating $1,600, which amount included the value of replacement parts and consequential damages. The Company’s stated warranty is limited to replacement parts, the cost of which was not deemed significant. This warranty assertion has been resolved without any additional cost to the Company.

Contingent Payments

In connection with the Toolcom Supplies Ltd. acquisition in August 2005, approximately 2.2 million pounds sterling (approximately $3,800 U.S. Dollars) of the purchase price is payable within two years of the closing date and is contingent upon the occurrence of certain events or the achievement of certain performance targets. Such consideration will be recorded if and when paid.

In connection with the Service Plus Distributors, Inc. acquisition in September 2005, approximately $3,700 of the purchase price is payable within three years of the closing date and is contingent upon the occurrence of certain events or the achievement of certain performance targets. Such consideration will be recorded if and when paid.

Income Taxes

In the normal course of business, the Company and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service (the “IRS”). The IRS recently completed its review of the Company for the tax years 2000 through 2002. The IRS has proposed changes to these tax years which could result in a tax cost of approximately $16,500, plus a potential penalty of 20% of the tax assessment plus interest. The Company and its advisors believe the Company’s tax position on the issues raised by the IRS is correct and, therefore, the Company will vigorously defend its position. The Company and its advisors believe the Company will prevail on this issue. Any additional impact on the Company’s liability for income taxes cannot presently be determined, but the Company believes the outcome will not have a material impact on its results of operations, financial position or cash flows.

Acquisition

In March 2006, the Company signed a definitive agreement to acquire all of the outstanding shares of Heinz Hänggi AG, Stanztechnik of Bettlach, Switzerland, (“Heinz Hänggi AG”) a developer and manufacturer of high-precision punched and fine-blanked components for a purchase price of 162,000 thousand Swiss francs (approximately $124,214 U.S. Dollars), of which 122,000 thousand Swiss francs (approximately $93,544 U.S. Dollars) will be paid in cash. The remainder is to be paid in the form of 814,338 shares of Barnes Group Inc. common stock.

12. Subsequent Event

On April 20, 2006, the Company announced that its Board of Directors declared a two-for-one split of the Company’s common stock, in the form of a 100 percent stock dividend. All stockholders of record on May 30, 2006, will receive one additional share of Barnes Group Inc. common stock for each share held on that date. The additional share of common stock will be distributed to stockholders of record in the form of a stock dividend on June 9, 2006. Pro forma net income per share, after giving retroactive effect to the stock split, would be as follows:

	Three months ended March 31,
	2006	2005
Pre-stock split:
Net income per common share – basic	$.77	$.49
Net income per common share – diluted	.73	.48

Post-stock split:
Net income per common share – basic	$.38	$.25
Net income per common share – diluted	.36	.24

The Company also announced an increase to its quarterly cash common stock dividend to $0.25 per share on a pre-split basis ($0.125 per share on a post-split basis). The cash dividend will be paid on June 9, 2006, to stockholders of record on May 30, 2006.

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month periods ended March 31, 2006 and 2005, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 2, 2006 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, (the “1933 Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the 1933 Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of March 31, 2006, and the related consolidated statements of income and of cash flows for each of the three-month periods ended March 31, 2006 and 2005. This interim financial information is the responsibility of the Company’s management.

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

As discussed in Note 2 to the consolidated financial information, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, of stockholders’ equity and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated February 24, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. As discussed in Note 2 to the consolidated financial information, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006, and accordingly the accompanying December 31, 2005 balance sheet information reflects adjustments relating to this adoption. We have not audited the accompanying balance sheet information.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP Hartford, Connecticut May 2, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Please refer to the Overview found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. This Overview sets forth key management objectives and key performance indicators used by management as well as key industry and economic data tracked by management.

Restatement

All financial information presented has been restated to reflect the Company’s change in accounting for stock-based compensation, as of January 1, 2006, as a result of the adoption of SFAS No. 123R. See Note 2 of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further discussion of the impact of this restatement.

First Quarter 2006 Highlights

In the first quarter, the Company achieved record sales of $299.9 million, an increase of 9.5% over 2005, driven in large part by organic sales growth, primarily at Barnes Aerospace and Barnes Distribution. Operating income improved 47.8% as a result of profitable sales growth and operational improvements in all three business segments.

Barnes Aerospace entered into its eighth aftermarket RSP with General Electric, further expanding its position for long-term aftermarket sales of aircraft engine parts.

In January 2006, the Company completed a financial restructuring which included a legal reorganization of its international operations and amended its revolving credit facilities. The new structure and amended credit facilities will enable financing of global investments through an efficient deployment of cash worldwide.

In March 2006, the Company signed a definitive agreement to acquire all of the outstanding shares of Heinz Hänggi AG, Stanztechnik of Bettlach, Switzerland, a developer and manufacturer of high-precision punched and fine-blanked components.

RESULTS OF OPERATIONS

Sales

	Three months ended March 31,		$ Change	% Change
(in millions)	2006	2005
Barnes Distribution	$124.4	$113.6	$10.8	9.5%
Associated Spring	111.0	109.5	1.5	1.3%
Barnes Aerospace	66.9	53.7	13.2	24.8%
Intersegment sales	(2.4)	(3.1)	0.7	19.7%

Total	$299.9	$273.7	$26.2	9.5%

The Company reported net sales of $299.9 million in the first quarter of 2006, an increase of $26.2 million or 9.5%, over the first quarter of 2005. The sales increase reflected $20.9 million of organic sales growth, including sales from the aftermarket RSPs. All three operating segments contributed to the organic sales growth. In addition, Barnes Distribution reported $5.9 million of incremental sales relating to the 2005 acquisitions of Toolcom and Service Plus Distributors. The strengthening of the U.S. dollar against foreign currencies, primarily in Europe, reduced sales approximately $0.6 million during the first quarter of 2006.

Expenses and Operating Income

	Three months ended March 31,		$ Change	% Change
(in millions)	2006	2005
		As Restated
Cost of sales	$190.7	$175.7	$15.0	8.5%
% sales	63.6%	64.2%

Gross profit	$109.2	$98.0	$11.2	11.5%
% sales	36.4%	35.8%

Selling and administrative expenses	$81.1	$79.0	$2.1	2.7%
% sales	27.0%	28.9%

Operating income	$28.1	$19.0	$9.1	47.8%
% sales	9.4%	6.9%

Operating income was $28.1 million in the first quarter of 2006, an increase of 47.8% over the same period in 2005. All three operating segments contributed to the increase in operating income. Operating income margin improved to 9.4% from 6.9% a year ago.

As a result of the higher sales volume, cost of sales increased 8.5% in the first quarter of 2006 compared with the same period in 2005. The increase in cost of sales was lower than the 9.5% increase in sales and resulted in a 0.6 percentage point improvement in gross margin. Gross profit margins improved by more than one percentage point in Barnes Distribution and Barnes Aerospace while Associated Spring’s margin was up slightly over prior year. The higher gross profit margins in each of the operating segments were driven primarily by higher sales prices and operating efficiencies.

Selling and administrative expenses increased 2.7% in the first quarter of 2006 compared to the same period in 2005. As a result of the higher percentage increase in sales, selling and administrative expenses as a percentage of sales declined from 28.9% in the first quarter of 2005 to 27.0% in the same period of 2006. This decline was due in part to a reduction in stock-based compensation.

Other Income/Expense

Other expenses, net of other income, increased $0.2 million in the first quarter of 2006 compared to the same period of 2005 primarily as result of higher foreign exchange losses. Interest expense increased in the first quarter of 2006, primarily due to higher average borrowings.

Income Taxes

The Company’s effective tax rate for the first quarter of 2006 was 21.2%, compared with 22.0% in the first quarter of 2005 and 20.1% for the full year 2005. The full year 2005 effective tax rate included certain discrete items including the tax impact of the sale of a joint venture and the Singapore Pioneer Status tax benefit related to periods prior to 2005. Excluding these two discrete items, the 2005 effective tax rate would have been 21.9%. The Company expects the tax rate to remain in the low-20% range in the medium term.

In the normal course of business, the Company and its subsidiaries are examined by various tax authorities, including the IRS. The IRS recently completed its review of the Company for the tax years 2000 through 2002. The IRS has proposed changes to these tax years which could result in a tax cost of approximately $16.5 million, plus a potential penalty of 20% of the tax assessment plus interest. The Company and its advisors believe the Company’s tax position on the issues raised by the IRS is correct and, therefore, the Company will vigorously defend its position. The Company and its advisors believe the Company will prevail on this issue. Any additional impact on the Company’s liability for income taxes cannot presently be determined, but the Company believes the outcome will not have a material impact on its results of operations, financial position or cash flows.

Net Income and Net Income Per Share

	Three months ended March 31,
(in millions, except per share)	2006	2005	$ Change	% Change
		As Restated
Net income	$18.5	$11.5	$7.0	60.5%

Net income per share:
Basic	$0.77	$0.49	$0.28	57.1%
Diluted	0.73	0.48	0.25	52.1%

Basic and diluted net income per share increased in line with the increase in net income. Basic and diluted average shares outstanding increased slightly as a result of shares issued for stock compensation awards. Additionally, diluted average shares outstanding increased due to the increase in the Company’s per share market price.

Financial Performance by Business Segment

Barnes Distribution

	Three months ended March 31,
(in millions)	2006	2005	$ Change	% Change
		As Restated
Sales	$124.4	$113.6	$10.8	9.5%
Operating profit	9.0	5.2	3.8	73.5%
Operating margin	7.2%	4.5%

Barnes Distribution achieved record sales of $124.4 million in the first quarter of 2006, a 9.5% increase over the first quarter of 2005 as a result of $5.9 million of incremental sales from the 2005 acquisitions of Toolcom and Service Plus Distributors and organic sales growth of $5.1 million. Organic sales grew in large part as a result of further market penetration in the Company’s strategic initiatives in North America, particularly in corporate and Tier II accounts, as well as price increases. Sales were negatively impacted by approximately $0.2 million as a result of the strengthening of the U.S. dollar against foreign currencies.

Barnes Distribution’s operating profit for the first quarter of 2006 increased 73.5% over the same period in 2005 as a result of the higher sales volumes and improved gross margins. Higher selling prices combined with warehouse efficiencies contributed to improvements in gross margins. The year-over-year improvement in operating profit was impacted negatively by higher pension costs of $0.8 million including the 2005 pension curtailment gain of $0.5 million which did not recur in the 2006 period.

Outlook: Barnes Distribution continues to focus on organic sales growth primarily from its strategic growth initiatives including corporate accounts and Tier II relationships. In addition, management anticipates that the team selling model will continue to contribute to sales growth throughout 2006. The integration of the 2005 acquisitions of Toolcom and Service Plus Distributors is expected to be completed in 2006. Management believes operating profit will improve from 2005 as a result of strategic actions focused on pricing, organic sales growth and operational improvements. Additionally, Barnes Distribution management is striving to increase the percentage of products sourced from the Pacific Rim and Mexico to mitigate any price increases on domestically sourced products. Higher fuel costs may negatively impact operating profits going forward.

Associated Spring

	Three months ended March 31,
(in millions)	2006	2005	$ Change	% Change
		As Restated
Sales	$111.0	$109.5	$1.5	1.3%
Operating profit	10.6	8.6	2.0	23.3%
Operating margin	9.6%	7.9%

Associated Spring’s sales for the first quarter were $111.0 million, a 1.3% increase from the first quarter of 2005. The increase resulted from modest growth in the traditional spring operations. Sales from the specialty operations were essentially flat from the first quarter of 2005 excluding the negative impact of foreign currency translation on sales, primarily in Europe, as customers adjusted inventory levels during the first quarter of 2006.

Associated Spring’s first quarter 2006 operating profit was $10.6 million, a 23.3% improvement from the comparable 2005 period, primarily as a result of improved profitability from both the specialty operations and the traditional spring businesses. Operating profit was favorably impacted by price increases from customers, which more than offset raw material cost increases. These positive impacts to operating profit were offset, in part, by higher operating costs, the result of the newly ratified union agreements. The cost of these agreements had a negative impact on operating profit of approximately $0.6 million in the first quarter, but these costs are expected to be largely offset by cost savings during the remainder of 2006.

Outlook: Management expects sales increases from its specialty operations and continues to develop these operations through investments in capacity and geographic expansion. The anticipated acquisition of Heinz Hänggi AG in the second quarter of 2006 is expected to expand Associated Spring’s product scope and geographic presence. Modest growth is expected in the markets served by the traditional spring business including light vehicle, heavy truck and other industrial products. Management continues to focus on profitable sales growth and improving the operational performance of its businesses through the transfer of certain production to lower-cost facilities and other productivity initiatives. Associated Spring continues to manage its exposure to raw material price increases by seeking cost recovery from its customers. The Company will be negotiating additional union labor, pension and healthcare agreements that expire in 2006. Any costs resulting from integrating acquisitions, reorganizing business facilities, raw material price increases, and new labor actions or labor agreements could negatively impact 2006 profit margins.

Barnes Aerospace

	Three months ended March 31,
(in millions)	2006	2005	$ Change	% Change
		As Restated
Sales	$66.9	$53.7	$13.2	24.8%
Operating profit	8.5	5.2	3.3	63.0%
Operating margin	12.8%	9.8%

Barnes Aerospace achieved record sales of $66.9 million in the first quarter of 2006, an increase of 24.8% over the first quarter of 2005. The sales increase reflects growth of 36.8% in aftermarket sales due primarily to the aftermarket RSPs and increased overhaul and repair sales. Sales to original equipment manufacturers (“OEMs”) increased 20.8% on the strength of the OEM backlog. Barnes Aerospace generated orders in the first quarter of 2006 of $72.5 million, which included $38.6 million of commercial orders. The order backlog at Barnes Aerospace at the end of the first quarter of 2006 was a record $274.6 million, up from $269.3 million at December 31, 2005. Approximately 67% of the backlog at March 31, 2006 is expected to be shipped within the next 12 months.

Barnes Aerospace’s first quarter 2006 operating profit was $8.5 million, an increase of 63.0% from the 2005 period. Operating profit was positively impacted by the profit contribution from the highly profitable aftermarket RSPs as well as the sales volume increases in both the overhaul and repair and OEM businesses.

Outlook: Management expects sales at Barnes Aerospace to increase over 2005 on the strength of the aftermarket MRO and RSPs, including the eighth agreement which was signed in the first quarter of 2006, and the flow through of its OEM backlogs. Management is focused on operational improvements and adding capacity to meet increased production demands through the transitioning of certain products to Singapore and investing in state-of-the-art equipment. Additionally, OEM commercial sales are expected to increase as a result of the strong commercial engine market and Barnes Aerospace’s participation in a large commercial engine program. Management continues to seek strategic opportunities to gain market share on new engine programs and within the military market. Aftermarket sales should increase as the repair and overhaul businesses target new repair development and the aftermarket RSP sales increase due to the ramp-up on the new agreements. Operating profits are expected to continue to be positively impacted by the high-margin aftermarket RSPs and solid contributions on the higher expected sales volume in the overhaul and repair and OEM businesses. Management continues to take actions to minimize potential exposure to material shortages and price increases by building inventory buffers of key components to the extent practical and purchasing raw materials in advance of anticipated price increases. Profits could be negatively impacted by raw material prices and availability, and the demands of new product introductions.

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

Cash Flow

	Three months ended March 31,
(in millions)	2006	2005	$ Change
		As Restated
Operating activities	$(2.5)	$(4.4)	$1.9
Investing activities	(23.3)	(5.5)	(17.8)
Financing activities	34.1	12.4	21.7
Exchange rate effect	0.1	0.2	(0.1)

Increase in cash	$8.4	$2.7	$5.7

Operating activities used $2.5 million in cash in the first three months of 2006 compared to a use of $4.4 million in the first quarter of 2005. Compared to the first quarter of 2005, operating cash flows in the 2006 period were positively impacted by the improved operating performance and improved working capital trends. This was offset in part by the increased use of cash to fund incentive compensation payments earned in 2005 which were paid in the first quarter of 2006.

Cash used by investing activities in the first quarter of 2006 increased from the 2005 period due in part to a March 2006 participation fee payment of $12.2 million related to the aftermarket RSPs. At March 31, 2006, the Company has a $37.8 million liability payable in 2006 for participation fees under the aftermarket RSPs which is included in accounts payable and will be paid mainly using cash generated outside of the U.S. In addition, capital expenditures in the first quarter of 2006 were $12.8 million compared to $5.4 million in the first quarter of 2005. The higher level of expenditures in 2006 related primarily to investments made to increase capacity and add state-of-the-art equipment at Barnes Aerospace. For the Company in total, capital expenditures are expected to be in the $30 - $35 million range for the full year 2006.

Cash from financing activities in the first quarter of 2006 included a net increase in borrowings of $37.7 million compared to an increase of $16.2 million in the comparable 2005 period. Proceeds in both periods were used to finance operating activities in the U.S., particularly working capital requirements, as well as to fund capital expenditures and dividends. Total cash used to pay dividends increased in the first quarter of 2006 by $0.6 million over the comparable 2005 period to $5.3 million due to an increase in the dividend per share and in the number of shares outstanding. The quarterly cash dividend will increase to $0.25 per share, pre-stock split, in the second quarter of 2006.

At March 31, 2006, the Company held $36.5 million in cash and cash equivalents, most of which are held outside of the U.S. Since the repatriation of this cash to the U.S. would have adverse tax consequences, the balances remain outside the U.S. to fund future international growth investments, including capital expenditures, acquisitions and aftermarket RSP participation fees. In 2006, the RSP payments as well as the repayment of the outstanding Yen borrowing are expected to be funded with cash generated outside the U.S.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At March 31, 2006, $61.0 million was borrowed at an interest rate of 5.44% under the Company’s $175.0 million borrowing facility which matures in January 2011. The Company had no borrowings under uncommitted short-term bank credit lines at March 31, 2006.

Borrowing capacity is limited by various debt covenants in the revolving credit agreement. The most restrictive borrowing covenant requires the Company to maintain a ratio of Total Debt to EBITDA, as defined in the revolving credit agreement, of not more than 4.00 times at March 31, 2006. The ratio requirement will decrease to 3.75 times for any fiscal quarter ending after September 30, 2007. The actual ratio at March 31, 2006 was 2.43 times and would have allowed additional borrowings of at least $205.9 million.

In March 2006, the Company signed a definitive agreement to acquire all of the outstanding shares of Heinz Hänggi AG, Stanztechnik of Bettlach, Switzerland, (“Heinz Hänggi AG”) a developer and manufacturer of high-precision punched and fine-blanked components for a purchase price of 162.0 million Swiss francs (approximately $124.2 million U.S. Dollars), of which 122.0 million Swiss francs (approximately $93.5 million U.S. Dollars) will be paid in cash and financed through the revolving credit facility. The remainder is to be paid in the form of 814,338 shares of Barnes Group Inc. common stock. The acquisition is expected to close in the second quarter 2006.

The Company believes its credit facilities, coupled with cash generated from operations, are adequate for its anticipated near-term requirements.

OTHER MATTERS

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The most significant areas involving management judgments and estimates are described in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to such judgments and estimates other than the following change related to stock-based compensation. Actual results could differ from those estimates.

Stock-Based Compensation: The Company accounts for its stock-based employee compensation plans at fair value on the grant date and recognizes the related cost in its statement of operations in accordance with SFAS No. 123R, “Share-Based Payment,” which the Company adopted effective January 1, 2006 utilizing the modified retrospective method. The Company previously accounted for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. The fair values of stock options are estimated using the Black-Scholes option-pricing model. The fair values of other stock awards are estimated based on the fair market value of the Company’s stock price on the grant date. See Note 2 of the Notes to the Consolidated Financial Statements of this Quarterly Report for further discussion.

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the first quarter of 2006 were $36.8 million compared to $27.8 million in the first quarter of 2005. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus income taxes, interest expense and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company’s operating performance. The Company’s definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company’s net income (in millions):

	Three months ended March 31,
	2006	2005
		As Restated
Net income	$18.5	$11.5
Add back:
Income taxes	5.0	3.2
Depreciation and amortization	9.0	8.9
Interest expense	4.3	4.2

EBITDA	$36.8	$27.8

Forward-looking Statements

This quarterly report may contain certain forward-looking statements as defined in the Private Securities Litigation and Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. The risks and uncertainties, which are described in our periodic filings with the Securities and Exchange Commission, include, among others, uncertainties arising from the behavior of financial markets; future financial performance of the industries or customers that we serve; changes in market demand for our products and services; integration of acquired businesses; changes in raw material prices and availability; our dependence upon revenues and earnings from a small number of significant customers; uninsured claims; and numerous other matters of global, regional or national scale, including those of a political, economic, business, competitive, regulatory and public health nature. The Company assumes no obligation to update our forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the Company’s exposure to market risk during the first three months of 2006. For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1-31, 2006	—		$—	—	406,416
February 1-28, 2006	42,401		$37.39	660	405,756
March 1-31, 2006	26,175		$39.16	—	405,756

Total	68,576	(1)	$38.06	660

(1)	Other than 660 shares purchased in the first quarter of 2006 which were purchased as part of the Company’s publicly announced plan, all acquisitions of equity securities during the first quarter of 2006 were the result of the operation of the terms of the Company’s stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.
(2)	The program was publicly announced on April 12, 2001 authorizing repurchase of up to 1 million shares of its common stock. During the first quarter of 2006, the Company continued to repurchase shares of its common stock in the open market.

Item 6. Exhibits

(a) Exhibits

Exhibit 3	Restated Certificate of Incorporation; Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock; Certificate of Change of Location of registered office and of registered agent, dated December 13, 2002; Certificate of Merger of domestic limited liability company into a domestic company, dated May 19, 2004; and Certificate of Amendment of Restated Certificate of Incorporation of Barnes Group Inc., dated April 20, 2006.

Exhibit 10.1	Share Purchase Agreement between Mr. Eugen Hänggi and Barnes Group Inc., dated March 15, 2006.

Exhibit 10.2	Amendment No. 1 to Second Amended and Restated Revolving Credit Agreement, dated February 8, 2006.

Exhibit 10.3	Amendment No. 4 to Note Agreement, dated February 23, 2006.

Exhibit 10.4	Amendment No. 4 to Note Agreement, dated February 23, 2006.

Exhibit 10.5	Amended Barnes Group Inc. Stock and Incentive Award Plan.

Exhibit 15	Letter regarding unaudited interim financial information.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date May 4, 2006	/s/ WILLIAM C. DENNINGER
William C. Denninger Senior Vice President, Finance Chief Financial Officer (the principal Financial Officer)

Date May 4, 2006	/s/ FRANCIS C. BOYLE, JR.
Francis C. Boyle, Jr. Vice President, Controller (the principal Accounting Officer)

EXHIBIT INDEX

Barnes Group Inc.

Quarterly Report on Form 10-Q

For Quarter ended March 31, 2006

Exhibit No.	Description	Reference
3	Restated Certificate of Incorporation; Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock; Certificate of Change of Location of registered office and of registered agent, dated December 13, 2002; Certificate of Merger of domestic limited liability company into a domestic company, dated May 19, 2004; and Certificate of Amendment of Restated Certificate of Incorporation of Barnes Group Inc., dated April 20, 2006.	Filed with this report.

10.1	Share Purchase Agreement between Mr. Eugen Hänggi and Barnes Group Inc., dated March 15, 2006.	Filed with this report.

10.2	Amendment No. 1 to Second Amended and Restated Revolving Credit Agreement, dated February 8, 2006.	Filed with this report.

10.3	Amendment No. 4 to Note Agreement, dated February 23, 2006.	Filed with this report.

10.4	Amendment No. 4 to Note Agreement, dated February 23, 2006.	Filed with this report.

10.5	Amended Barnes Group Inc. Stock and Incentive Award Plan.	Incorporated by reference to Annex 3 to the Company’s Proxy Statement dated March 20, 2006 for the Annual Meeting of Stockholders held April 20, 2006.

15	Letter regarding unaudited interim financial information.	Filed with this report.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.