Form 10-Q
period 2006-06-30
BARNES GROUP INC
filed 2006-08-03
CIK 9984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The registrant had outstanding 51,832,818 shares of common stock as of August 1, 2006.

Barnes Group Inc.

Index to Form 10-Q

For the Quarterly Period Ended June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		As Adjusted (See Note 3)		As Adjusted (See Note 3)
Net sales	$308,927	$280,520	$608,778	$554,250

Cost of sales	198,370	178,754	389,003	354,502
Selling and administrative expenses	81,839	79,811	162,950	158,770

	280,209	258,565	551,953	513,272

Operating income	28,718	21,955	56,825	40,978

Other income	582	9,270	877	9,532

Interest expense	5,751	4,338	10,138	8,505
Other expenses	(190)	173	385	542

Income before income taxes	23,739	26,714	47,179	41,463

Income taxes	5,721	9,158	10,699	12,403

Net income	$18,018	$17,556	$36,480	$29,060

Per common share: (1)
Net income:
Basic	$.36	$.37	$.74	$.62
Diluted	.34	.36	.70	.60
Dividends	.125	.10	.235	.20

Average common shares outstanding: (1)
Basic	50,401,132	46,979,402	49,334,094	46,790,958
Diluted	52,925,307	48,722,700	51,846,565	48,279,574

(1)	As adjusted for the 2-for-1 stock split in the second quarter of 2006. See Note 2.

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2006	December 31, 2005
		As Adjusted (See Note 3)
Assets
Current assets
Cash and cash equivalents	$37,576	$28,112
Accounts receivable, less allowances (2006 - $3,112; 2005 - $3,063)	183,368	155,595
Inventories	174,466	159,238
Deferred income taxes	21,671	24,563
Prepaid expenses	15,482	11,157

Total current assets	432,563	378,665

Deferred income taxes	21,730	22,478

Property, plant and equipment	590,007	489,746
Less accumulated depreciation	(345,700)	(332,690)

	244,307	157,056

Goodwill	291,631	235,299
Other intangible assets, net	217,519	163,849
Other assets	50,307	48,513

Total assets	$1,258,057	$1,005,860

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$—	$4,000
Accounts payable	144,411	120,158
Accrued liabilities	87,472	93,615
Long-term debt – current	21,060	40,084

Total current liabilities	252,943	257,857

Long-term debt	386,446	241,941
Accrued retirement benefits	89,195	88,036
Other liabilities	39,562	16,869

Commitments and Contingencies (Note 14)

Stockholders’ equity
Common stock - par value $0.01 per share Authorized: (2006 – 150,000,000 shares, 2005 – 60,000,000 shares) Issued: Shares at par value (2006 – 52,027,350; 2005 – 48,839,388)	520	488
Additional paid-in capital	181,565	136,962
Treasury stock, at cost (2006 – 224,044 shares; 2005 – 831,820 shares)	(4,495)	(14,590)
Retained earnings	328,636	304,274
Accumulated other non-owner changes to equity	(16,315)	(25,977)

Total stockholders’ equity	489,911	401,157

Total liabilities and stockholders’ equity	$1,258,057	$1,005,860

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2006	2005
		As Adjusted (See Note 3)
Operating activities:
Net income	$36,480	$29,060
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	19,872	17,594
Gain on disposition of property, plant and equipment	(124)	(197)
Non-cash stock-based compensation expense	4,329	7,706
Gain on the sale of NASCO	—	(8,892)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(20,856)	(27,324)
Inventories	(7,749)	(14,890)
Prepaid expenses	(3,899)	(3,375)
Accounts payable	7,373	4,762
Accrued liabilities	(7,598)	(361)
Deferred income taxes	2,037	6,790
Long-term pension assets	(1,217)	(948)
Other	34	(917)

Net cash provided by operating activities	28,682	9,008

Investing activities:
Proceeds from disposition of property, plant and equipment	2,237	470
Proceeds from the sale of NASCO	—	18,600
Capital expenditures	(23,123)	(11,588)
Business acquisitions, net of cash acquired	(96,344)	(402)
Revenue sharing program payments	(26,900)	(23,000)
Other	(882)	(530)

Net cash used by investing activities	(145,012)	(16,450)

Financing activities:
Net change in other borrowings	(3,430)	5,444
Payments on long-term debt	(86,756)	(34,592)
Proceeds from the issuance of long-term debt	208,052	36,500
Proceeds from the issuance of common stock	22,536	3,418
Common stock repurchases	(672)	(48)
Dividends paid	(11,774)	(9,376)
Other	(1,174)	347

Net cash provided by financing activities	126,782	1,693

Effect of exchange rate changes on cash flows	(988)	1,672

Increase (decrease) in cash and cash equivalents	9,464	(4,077)

Cash and cash equivalents at beginning of period	28,112	36,335

Cash and cash equivalents at end of period	$37,576	$32,258

Supplemental Disclosure of Cash Flow Information:

Non-cash financing and investing activities in 2006 and 2005 include the acquisition of intangible assets in the amounts of $37.8 million and $18.5 million, respectively, and the recognition of the corresponding liabilities in connection with the aftermarket revenue sharing programs (“RSPs”). In 2006, non-cash investing and financing activities include the issuance of $30.7 of common stock in connection with the acquisition of Heinz Hänggi AG Stanztechnik.

See accompanying notes.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts included in the notes are stated in thousands except per share data.)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 2005, as adjusted, has been derived from the 2005 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

See Note 3 for discussion of the Company’s change in accounting as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” as of January 1, 2006 and the adjustment of previously reported amounts.

2. Stock Split

On April 20, 2006, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock, in the form of a 100 percent stock dividend. All stockholders of record on May 30, 2006 received one additional share of Barnes Group Inc. common stock for each share held on that date. The additional share of common stock was distributed to stockholders of record in the form of a stock dividend on June 9, 2006. All share and per-share amounts in the accompanying consolidated financial statements and notes to consolidated financial statements have been adjusted to apply the effect of the stock split retrospectively.

3. Stock-Based Compensation

The Company previously accounted for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Effective January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment” which requires the cost of all share-based payments, including stock options, to be measured at fair value on the grant date and recognized in the results of operations. This change did not have a material impact on the 2006 six-month period results. Forfeitures were previously recorded as incurred; however, the revised Statement requires that an estimated forfeiture rate be applied to outstanding awards, the impact of which was not material upon adoption. Prior to the adoption of this Statement, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. In accordance with SFAS No. 123R, the Company records the cash flows resulting from tax deductions in excess of compensation for those options, if any, as financing cash flows. The Company has elected to utilize the modified retrospective method of adoption and therefore all periods presented prior to January 1, 2006 were adjusted to reflect the impact of the standard as if it had been adopted on January 1, 1995, the original effective date of SFAS No. 123, “Accounting for Stock Issued to Employees.” The amounts that are reported in the Company’s results of operations for the adjusted periods are the pro forma amounts previously disclosed under SFAS No. 123. As a result of the change in accounting, the following amounts were adjusted.

Consolidated Statements of Income:	As Previously Reported*	Adjustment	As Adjusted
Three months ended June 30, 2005
Selling and administrative expenses	$77,906	$1,905	$79,811
Income taxes	9,887	(729)	9,158
Net income	18,732	(1,176)	17,556
Net income per common share – basic	.40	(.03)	.37
Net income per common share – diluted	.39	(.03)	.36
Average common shares outstanding – diluted	48,467,458	255,242	48,722,700

Six months ended June 30, 2005
Selling and administrative expenses	$154,794	$3,976	$158,770
Income taxes	13,924	(1,521)	12,403
Net income	31,515	(2,455)	29,060
Net income per common share – basic	.67	(.05)	.62
Net income per common share – diluted	.66	(.06)	.60
Average common shares outstanding – diluted	48,082,906	196,668	48,279,574

Year ended December 31, 2005
Selling and administrative expenses	$309,991	$10,310	$320,301
Income taxes	17,553	(3,944)	13,609
Net income	60,517	(6,366)	54,151
Net income per common share – basic	1.28	(.13)	1.15
Net income per common share – diluted	1.24	(.14)	1.10
Average common shares outstanding – diluted	48,803,274	215,108	49,018,382

Year ended December 31, 2004
Selling and administrative expenses	$284,223	$7,150	$291,373
Income taxes	8,601	(2,750)	5,851
Net income	34,426	(4,400)	30,026
Net income per common share – basic	.74	(.09)	.65
Net income per common share – diluted	.72	(.09)	.63
Average common shares outstanding – diluted	47,672,926	262,342	47,935,268

Year ended December 31, 2003
Selling and administrative expenses	$261,983	$5,484	$267,467
Income taxes	5,289	(1,646)	3,643
Net income	32,913	(3,838)	29,075
Net income per common share – basic	.77	(.09)	.68
Net income per common share – diluted	.74	(.08)	.66
Average common shares outstanding – diluted	44,203,120	6,540	44,209,660

Year ended December 31, 2002
Selling and administrative expenses	$209,192	$7,125	$216,317
Income taxes	5,741	(2,743)	2,998
Net income	26,802	(4,382)	22,420
Net income per common share – basic	.71	(.11)	.60
Net income per common share – diluted	.70	(.12)	.58

*	Share and per-share amounts have been adjusted to reflect the effect of the 2-for-1 stock split. See Note 2.

Consolidated Balance Sheet:	As Previously Reported**	Adjustment	As Adjusted
December 31, 2005
Deferred income tax asset – long-term	$16,526	$5,952	$22,478
Additional paid-in capital	102,577	34,385	136,962
Retained earnings	332,707	(28,433)	304,274

**	Additional paid-in capital amount has been adjusted to reflect the effect of the 2-for-1 stock split. See Note 2.

Please refer to the Company’s Annual Report on Form 10-K as filed February 27, 2006 for a description of the Company’s stock incentive award plans and their general terms. As of June 30, 2006, incentives had been awarded in the form of incentive stock rights, performance share unit awards and restricted stock unit awards (collectively “Rights”) and stock options. Certain of the incentives contain graded-vesting features and service conditions. The Company has elected to use the straight-line method to recognize compensation costs related to such awards. Stock option awards vest over a period ranging from six months to five years. The maximum term of stock option awards is 10 years. Upon exercise of a stock option or upon vesting of Rights, shares are issued from treasury shares held by the Company or from authorized shares. Effective January 1, 2006, the Company eliminated the reload feature relative to its stock option awards and decreased the discount for stock purchases under its Employee Stock Purchase Plan from 15% to 5%.

During the three months ended June 30, 2006 and 2005, the Company recognized $2,735 and $4,002, respectively, of stock-based compensation cost and $1,046 and $1,531, respectively, of related tax benefits. During the six months ended June 30, 2006 and 2005, the Company recognized $4,329 and $7,706, respectively, of stock-based compensation cost and $1,656 and $2,948, respectively, of related tax benefits. At June 30, 2006, the Company had $11,241 of unrecognized compensation costs related to unvested awards. The costs are expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes information about the Company’s stock option awards during the six months ended June 30, 2006.

	Number Of Shares	Weighted - Average Exercise Price
Outstanding, January 1, 2006	6,399,176	$14.29
Granted	291,900	18.64
Exercised	(172,562)	11.85
Forfeited	(2,350)	11.72

Outstanding, March 31, 2006	6,516,164	14.55
Granted	14,000	20.44
Exercised	(1,434,372)	13.91
Forfeited	(7,166)	13.81

Outstanding, June 30, 2006	5,088,626	14.74

Exercisable, June 30, 2006	3,528,452	14.91

The Company received cash proceeds from the exercise of stock options of $19,953 and $2,206 in the second quarter of 2006 and 2005, respectively, and $21,941 and $2,635 in the six months ended June 30, 2006 and 2005, respectively. The total intrinsic value (the amount by which the stock price exceeds the exercise price of the option on the date of exercise) of the stock options exercised during the three months ended June 30, 2006 and 2005 was $11,374 and $3,034, respectively, and during the six months ended June 30, 2006 and 2005 was $12,624 and $4,398, respectively. The Company has not realized any tax benefits for tax deductions from awards exercised in these periods because the Company has tax loss carryforwards available.

The weighted average fair value of stock options granted in the three months ended June 30, 2006 and 2005 was $5.24 and $2.54, respectively, and in the six months ended June 30, 2006 and 2005 was $4.68 and $2.50, respectively. The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	4.55%	3.65%	4.55%	3.66%
Expected life (years)	5.5	2.0	5.2	2.7
Expected volatility	30%	30%	30%	30%
Expected dividend yield	3.16%	2.75%	3.16%	2.92%

The risk-free rate is based on the term structure of interest rates at the time of the option grant. The expected life represents an estimate of the period of time that options are expected to remain outstanding. Assumptions of expected volatility of the Company’s common stock and expected dividend yield are estimates of future volatility and dividend yields based on historical trends.

The following table summarizes information about stock options outstanding that are expected to vest and stock options outstanding that are exercisable at June 30, 2006:

Options Outstanding, Expected to Vest				Options Outstanding, Exercisable
Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term
4,957,783	$14.74	$25,827	5.7 years	3,528,452	$14.91	$17,798	4.5 years

The following table summarizes information about the Company’s Rights during the six months ended June 30, 2006.

	Number Of Units	Weighted- Average Fair Value
Non-vested, January 1, 2006	1,832,946	$12.01
Granted	216,430	18.63
Forfeited	(14,390)	12.20
Vested / Issued	(439,394)	14.47

Non-vested, March 31, 2006	1,595,592	12.89
Granted	10,698	19.44
Forfeited	(14,996)	12.67
Vested / Issued	(207,100)	9.66

Non-vested, June 30, 2006	1,384,194	13.40

As of June 30, 2006, there were 1,384,194 non-vested Rights outstanding, of which 1,191,794 Rights vest upon meeting certain service conditions and 192,400 Rights vest upon satisfying established performance goals. Of the 1,191,794 Rights that vest upon meeting service conditions, 394,000 Rights have accelerated vesting provisions based upon meeting established market conditions. Fifty percent of these Rights vest upon the fair market value of the Company’s stock price exceeding 200% of the grant date fair market value for 30 consecutive trading days. The remaining 50% vest on the first anniversary of such 30th consecutive trading date or, if earlier, the vesting date. During the second quarter of 2006, the vesting acceleration conditions of 372,000 Rights were satisfied. Fifty percent of these Rights vested on May 9, 2006 and the remaining 50% will vest on the first anniversary. If the fair market value of the Company’s stock exceeds $28.55 for 30 consecutive days, 208,000 Rights will meet the market condition. The vesting acceleration conditions related to these Rights were not satisfied as of June 30, 2006.

4. Net Income Per Common Share

For the purpose of computing diluted net income per share, the weighted-average number of shares outstanding was increased by 2,524,175 and 1,743,298 for the three-month periods ended June 30, 2006 and 2005, respectively, and 2,512,471 and 1,488,616 for the six-month periods ended June 30, 2006 and 2005, respectively, to account for the potential dilutive effects of stock-based incentive plans. As of June 30, 2006, there were 5,088,626 options for shares of common stock outstanding of which 4,782,726 were considered dilutive. As of June 30, 2005, there were 7,075,300 options for shares of common stock outstanding of which 6,927,278 were considered dilutive. There were no adjustments to net income for the purposes of computing income available to common stockholders for those periods.

The Convertible Senior Subordinated Notes are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price is approximately $21.08 per share of common stock. As of June 30, 2006, the Company’s market price per share did not exceed the conversion price of the notes. As such, under the net share settlement method, there were no potential shares issuable under the notes that were considered dilutive.

5. Acquisition

On May 17, 2006, the Company completed its acquisition of Heinz Hänggi AG, Stanztechnik (“Heinz Hänggi”) of Bettlach, Switzerland, a developer and manufacturer of high-precision punched and fine-blanked components. Its range of manufacturing solutions allows Heinz Hänggi to serve diversified industries, including high-precision components for transportation suppliers, the power tools sector, the watch industry, consumer electronics, telecommunications, medical devices, and textile machinery sectors. A majority of Heinz Hänggi’s sales are in Europe, and it is a significant global producer of orifice plates, used in fuel injectors. Heinz Hänggi is being integrated into the Associated Spring segment. The purchase price of 162,000 thousand Swiss francs ($132,019 U.S. Dollars) was paid through a combination of 122,000 thousand Swiss francs ($101,337 U.S. Dollars) in cash and 1,628,676 shares (post-stock split) of Barnes Group Inc. common stock ($30,682 based upon a market value determined at the time of the purchase agreement).

The purchase cost, consisting of the purchase price of $132,019 plus transaction costs of $2,460, net of cash acquired of $7,672, was $126,807. The following table summarizes the estimate of fair values of the assets acquired and liabilities assumed at the date of the acquisition. The Company is in the process of obtaining third-party valuations of certain assets acquired with Heinz Hänggi. The purchase price allocation is subject to finalization of the valuation of certain assets and liabilities. As a result, preliminary amounts assigned to assets and liabilities are subject to revision.

May 17, 2006
Current assets	$9,540
Property, plant and equipment	80,354
Intangible and other assets	15,539
Goodwill	48,685

Total assets acquired	154,118

Current liabilities	(3,998)
Other liabilities	(23,313)

Total liabilities assumed	(27,311)

Net assets acquired	$126,807

The Company reported $4,604 in sales from Heinz Hänggi for the period from the acquisition date through June 30, 2006. Pro forma operating results for this acquisition are not presented since the results would not be significantly different than historical results.

6. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from the investment by, and distributions to, stockholders. For the Company, comprehensive income for the period includes net income and other non-owner changes to equity, which comprise foreign currency translation adjustments and deferred gains and losses related to certain derivative instruments.

Statements of Comprehensive Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		As Adjusted		As Adjusted
Net income	$18,018	$17,556	$36,480	$29,060
Unrealized gains (losses) on hedging activities, net of income taxes	117	(280)	116	52
Foreign currency translation adjustments	6,966	(2,682)	9,546	(4,149)

Comprehensive income	$25,101	$14,594	$46,142	$24,963

7. Inventories

The components of inventories consisted of:

	June 30, 2006	December 31, 2005
Finished goods	$106,175	$100,833
Work-in-process	37,910	32,105
Raw material and supplies	30,381	26,300

	$174,466	$159,238

On January 1, 2006, the Company adopted SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (‘ARB’) No. 43, Chapter 4.” This Statement amended the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and required that those items be recognized as current-period charges. Additionally, the Statement required that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Adoption of this Statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

8. Goodwill and Other Intangible Assets

Goodwill:

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company for the six-month period ended June 30, 2006:

	Barnes Distribution	Associated Spring	Barnes Aerospace	Total Company
January 1, 2006	$124,326	$80,187	$30,786	$235,299
Goodwill acquired, net of adjustments	2,013	48,685	—	50,698
Foreign currency translation	513	5,121	—	5,634

June 30, 2006	$126,852	$133,993	$30,786	$291,631

The changes in the goodwill recorded at Barnes Distribution resulted primarily from a contingent purchase price adjustment for the achievement of certain performance targets of 0.9 million pounds sterling (approximately $1,700 U.S. Dollars) related to the Toolcom Supplies Limited (“Toolcom”) acquisition which will be paid in the third quarter of 2006 and additional costs related to the 2005 acquisitions of Toolcom and Service Plus Distributors Inc. (“Service Plus Distributors”). Changes in the goodwill recorded at Associated Spring resulted from the acquisition of Heinz Hänggi during the second quarter of 2006. This goodwill is not deductible for tax purposes. The purchase price allocations of these acquisitions are subject to finalization of the valuation of certain assets and liabilities. As a result, preliminary amounts assigned to assets and liabilities are subject to revision. Additionally, the foreign currency translation adjustment at Associated Spring was due primarily to the effect of the change in the exchange rate on the goodwill related to the Nitrogen Gas Spring business in Sweden.

Other Intangible Assets:

Other intangible assets consisted of:

		June 30, 2006		December 31, 2005
	Range of Life (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs	Up to 30	$170,900	$(3,238)	$134,000	$(1,957)
Customer lists/relationships	10	29,267	(4,841)	19,133	(3,735)
Patents, trademarks/trade names	5-30	16,015	(3,169)	11,446	(2,755)
Other	Up to 15	8,162	(1,068)	3,331	(658)

		224,344	(12,316)	167,910	(9,105)

Foreign currency translation		1,485	—	1,038	—
Unamortized intangible pension asset		4,006	—	4,006	—

Other intangible assets		$229,835	$(12,316)	$172,954	$(9,105)

Amortization of intangible assets is expected to increase from approximately $7,200 in 2006 to $8,900 in 2010.

During the first six months of 2006, the Company entered into two additional aftermarket RSP agreements with a major aerospace customer, General Electric Company (“General Electric”), under which the Company is the sole supplier of certain aftermarket parts to this customer. In March 2006, the Company entered into its eighth aftermarket RSP agreement. As consideration for this agreement, the Company agreed to pay a participation fee of $23,000 in two installments. The installments of $7,000 and $16,000 will be paid in July 2006 and December 2006, respectively. In June 2006, the Company entered into its ninth aftermarket RSP agreement. As consideration for this agreement, the Company agreed to pay a participation fee of $14,750 in three installments. The installments of $1,500, $1,500 and $11,750 will be paid in September 2006, December 2006 and January 2007, respectively. In March 2006 an adjustment to a previous aftermarket RSP was made which reduced the related intangible asset by $850.

In connection with the acquisition of Heinz Hänggi in the second quarter of 2006, the Company recorded intangible assets of $15,534 related to customer lists and relationships, patents, a non-compete agreement and sales order backlog.

9. Business Reorganization

Business reorganization accruals are included in accrued liabilities. In connection with the Barnes Precision Valve acquisition and a plan to streamline its global operations, the Company recorded certain exit costs in 2005 resulting from a plan to reorganize certain business facilities and involuntarily terminate employees. The Company recorded $716 of severance costs as assumed liabilities during 2005, which related primarily to involuntary terminations of salaried and hourly personnel at a U.S. facility. Additional costs related to these actions will be expensed as incurred. The Company recorded expense of approximately $400 during the second quarter of 2006 and approximately $600 through the first six months of 2006 related to these actions. Management estimates the additional cost of completing this restructuring is $1,100 of which $1,000 is expected to be incurred in the third quarter of 2006. The reorganization is expected to be completed by the end of 2006.

10. Debt

On June 26, 2006, the Company entered into an amended and restated revolving credit agreement which increased the available bank credit to $400,000, increased the number of participating banks to 17 and permitted borrowings in currencies other than the U.S. Dollar. Other provisions of the revolving credit agreement remained unchanged. Pursuant to the amended and restated agreement, the Company pays interest at an interest rate of LIBOR plus a spread ranging from 0.55% to 1.35% depending on the Company’s debt ratio at the time of the borrowing. Additionally, the Company pays a facility fee, calculated on the full amount of the borrowing facility, at a rate ranging from 0.20% to 0.40%, depending on the Company’s debt ratio at the end of each calendar quarter. The maturity date of the facility is January 2011. The Company’s borrowing capacity is limited by various debt covenants in the agreement. The Company is required to maintain a ratio of consolidated senior debt to EBITDA, as defined in the amended and restated revolving credit agreement, of not more than 3.25 times at the end of each fiscal quarter ending on or before September 30, 2007, after which the ratio will decrease to 3.00 times. In addition, the agreement requires the Company to maintain a ratio of Total Debt to EBITDA, as defined in the amended and restated revolving credit agreement, of not more than 4.00 times for each quarter ending on or before September 30, 2007, and thereafter of not more than 3.75 times at the end of any fiscal quarter. The actual ratio of Total Debt to EBITDA at June 30, 2006 was 2.79 times and would have allowed additional borrowings of at least $175,480.

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

During the second quarter of 2006, borrowings under the revolving credit agreement were used, in part, to fund the acquisition of Heinz Hänggi (see Note 5) and to repay borrowings and interest under the Company’s term loan facility with The Development Bank of Singapore which became due as of June 30, 2006 and the related settlement of forward currency exchange contracts. On June 30, 2006, the Company made a payment of Yen 2,214.3 million (approximately $19,300 U.S. Dollars), which included a balloon payment of Yen 2,127.0 million (approximately $18,500 U.S. Dollars) and the final semi-annual principal installment of Yen 87.3 million (approximately $800 U.S. Dollars), plus interest.

11. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expense consisted of the following:

Pensions	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Service cost	$3,115	$2,844	$6,266	$5,627
Interest cost	5,242	5,024	10,497	9,907
Expected return on plan assets	(7,743)	(8,042)	(15,558)	(15,893)
Amortization of transition assets	(1)	(3)	(1)	(6)
Amortization of prior service cost	397	298	794	583
Recognized losses	542	299	1,121	551
Curtailment	—	—	—	(466)
Special termination benefits	26	—	26	—

Net periodic benefit cost	$1,578	$420	$3,145	$303

Other Postretirement Benefits	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Service cost	$338	$340	$1,087	$678
Interest cost	1,084	1,115	2,172	2,230
Amortization of prior service cost	226	120	451	241
Recognized losses	238	242	474	484

Net periodic benefit cost	$1,886	$1,817	$4,184	$3,633

12. Income Taxes

The Company’s effective tax rate for the first half of 2006 was 22.7%, compared with 29.9% for the corresponding period in 2005, and 20.0% for the full year 2005. The higher effective tax rate in the first half of 2005 was due in large part to the tax impact of the gain on the sale of the NASCO joint venture investment (“NASCO”). On a full-year basis in 2005, the tax impact of this gain was offset, in part, by the tax benefits related to the Company being awarded multi-year Pioneer tax status in the Republic of Singapore.

13. Information on Business Segments

The following tables set forth information about the Company’s operations by its three reportable business segments:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		As Adjusted		As Adjusted
Net sales
Barnes Distribution	$125,507	$113,329	$249,899	$226,947
Associated Spring	112,118	111,494	223,108	221,034
Barnes Aerospace	73,920	58,283	140,863	111,936
Intersegment sales	(2,618)	(2,586)	(5,092)	(5,667)

Total net sales	$308,927	$280,520	$608,778	$554,250

Operating profit
Barnes Distribution	$8,871	$5,858	$17,824	$11,018
Associated Spring	9,213	9,941	19,843	18,560
Barnes Aerospace	10,622	6,315	19,168	11,559

Total operating profit	28,706	22,114	56,835	41,137

Interest income	322	290	562	434
Interest expense	(5,751)	(4,338)	(10,138)	(8,505)
Other income (expense), net	462	8,648	(80)	8,397

Income before income taxes	$23,739	$26,714	$47,179	$41,463

The acquisition of Heinz Hänggi during the second quarter of 2006 added $154,118 of assets to Associated Spring. The aftermarket RSP agreements entered into in the first half of 2006 added $37,750 of intangible assets to the Barnes Aerospace segment assets. Other income (expense) in the 2005 periods includes the gain of $8,892 on the sale of NASCO.

14. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of its products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not significant as of June 30, 2006.

Contingent Payments

In connection with the Toolcom Supplies Ltd. acquisition in August 2005, approximately 2.2 million pounds sterling of the purchase price were payable within two years of the closing date, contingent upon the occurrence of certain events or the achievement of certain performance targets. In the second quarter of 2006, 0.9 million pounds sterling (approximately $1,700 U.S. Dollars) had been earned and will be paid in the third quarter of 2006. The remaining balance of 1.3 million pounds sterling (approximately $2,400 U.S. Dollars) as of June 30, 2006 will be recorded if and when paid.

In connection with the Service Plus Distributors acquisition in September 2005, approximately $3,700 of the purchase price is payable within three years of the closing date, contingent upon the occurrence of certain events or the achievement of certain performance targets. Such consideration will be recorded if and when paid.

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

15. Subsequent Event

On July 31, 2006, the Company acquired the KENT Division (“KENT”) of Premier Farnell for a purchase price of 22.5 million pounds sterling (approximately $42,100 U.S. Dollars) paid in cash. KENT distributes adhesives, sealants, specialty cleaning chemicals, abrasives, tools and other consumables to the European transportation aftermarket and industrial maintenance market. KENT is being integrated into the Barnes Distribution segment.

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month and six-month periods ended June 30, 2006 and 2005, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 1, 2006 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. PricewaterhouseCoopers LLP has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of June 30, 2006, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2006 and 2005 and the consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. This interim financial information is the responsibility of the Company’s management.

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

As discussed in Note 3 to the consolidated financial information, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, of stockholders’ equity and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated February 24, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. As discussed in Note 3 to the consolidated financial information, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006, and accordingly the accompanying December 31, 2005 balance sheet information reflects adjustments relating to this adoption. We have not audited the accompanying balance sheet information.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP Hartford, Connecticut August 1, 2006

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

All financial information presented has been adjusted to reflect the Company’s change in accounting for stock-based compensation, as of January 1, 2006, as a result of the adoption of SFAS No. 123R. See Note 3 of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further discussion of the impact of this adjustment.

As discussed in Note 2, the Company’s Board of Directors declared a two-for-one stock split in the second quarter of 2006. All share and per-share amounts have been adjusted to reflect the effect of the stock split.

Second Quarter 2006 Highlights

In the second quarter, the Company achieved record sales of $308.9 million, an increase of 10.1% over the 2005 period, driven in large part by organic sales growth, primarily at Barnes Aerospace and Barnes Distribution, and incremental sales from recent acquisitions. This sales growth, along with operational improvements and cost reductions resulted in a year over year increase in operating income of 30.8%.

In May 2006, the Company completed its acquisition of Heinz Hänggi AG, Stanztechnik of Bettlach, Switzerland, a developer and manufacturer of high-precision punched and fine-blanked components. The acquisition is being integrated into the Associated Spring segment.

Barnes Aerospace entered into a strategic supply agreement with the Goodrich Aerostructures Group of Rohr, Inc. (“Goodrich”) and its ninth aftermarket RSP agreement with General Electric, further expanding its long-term position on OEM and aftermarket aircraft engine parts.

The Company entered into an Amended and Restated Credit Agreement in June 2006 which more than doubled its available bank credit from $175.0 million to $400.0 million and permits borrowings in currencies other than the U.S. Dollar. Borrowings under this facility during the second quarter of 2006 were used to fund the Heinz Hänggi acquisition.

RESULTS OF OPERATIONS

SALES

	Three months ended June 30,				Six months ended June 30,
(in millions)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Barnes Distribution	$125.5	$113.3	$12.2	10.7%	$249.9	$226.9	$23.0	10.1%
Associated Spring	112.1	111.5	0.6	0.6%	223.1	221.0	2.1	0.9%
Barnes Aerospace	73.9	58.3	15.6	26.8%	140.9	111.9	29.0	25.8%
Intersegment sales	(2.6)	(2.6)	0.0	(1.2)%	(5.1)	(5.5)	0.4	10.1%

Total	$308.9	$280.5	$28.4	10.1%	$608.8	$554.3	$54.5	9.8%

The Company reported net sales of $308.9 million in the second quarter of 2006, an increase of $28.4 million, or 10.1%, over the second quarter of 2005. The sales increase reflected $14.5 million of organic sales growth, $10.9 million from recent acquisitions and $3.0 million from the strengthening of foreign currencies against the U.S. Dollar, mainly in Canada and Brazil. The third quarter 2005 acquisitions of Toolcom and Service Plus Distributors added $6.3 million of incremental sales to Barnes Distribution while the Heinz Hänggi acquisition contributed $4.6 million of incremental sales to Associated Spring.

Sales for the six months ended June 30, 2006 were $608.8 million, an increase of $54.5 million, or 9.8%, over the 2005 period driven by $35.3 million of organic sales growth and $16.8 million from acquisitions. Toolcom and Service Plus Distributors added $12.2 million of incremental sales to Barnes Distribution while the Heinz Hänggi acquisition contributed $4.6 million of incremental sales to Associated Spring. Additionally, the strengthening of foreign currencies against the U.S. Dollar contributed approximately $2.4 million of incremental sales.

Expenses and Operating Income

	Three months ended June 30,				Six months ended June 30,
(in millions)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
		As Adjusted				As Adjusted
Cost of sales	$198.4	$178.8	$19.6	11.0%	$389.0	$354.5	$34.5	9.7%
% of sales	64.2%	63.7%			63.9%	64.0%

Gross profit	$110.5	$101.8	$8.7	8.6%	$219.8	$199.8	$20.0	10.2%
% of sales	35.8%	36.3%			36.1%	36.0%

Selling and administrative expenses	$81.8	$79.8	$2.0	2.5%	$163.0	$158.8	$4.2	2.6%
% of sales	26.5%	28.5%			26.8%	28.6%

Operating income	$28.7	$22.0	$6.7	30.8%	$56.8	$41.0	$15.8	38.7%
% of sales	9.3%	7.8%			9.3%	7.4%

Operating income was $28.7 million in the second quarter of 2006, an increase of 30.8% over 2005. For the year-to-date period, operating income improved to $56.8 million, a 38.7% increase. Barnes Aerospace and Barnes Distribution were the primary contributors to the increase in operating income. Operating income margin for the quarter improved to 9.3% from 7.8% a year ago and on a year-to-date basis from 7.4% to 9.3%.

Cost of sales increased 11.0% in the second quarter of 2006 over the same period in 2005 compared with a 10.1% increase in sales, resulting in an overall 0.5 percentage point reduction in gross margin. Gross profit margin at Associated Spring decreased due to a lower percentage of higher margin specialty operation sales. This was offset, in part, by improvements in margins at Barnes Aerospace and Barnes Distribution driven by higher sales volumes and cost savings.

Due to the higher sales volume, selling and administrative expenses increased 2.5% in the second quarter, but declined two percentage points when measured as a percentage of sales due in part to a reduction in stock-based compensation and additional compensation. While selling and administrative expenses in the second quarter of 2006 included compensation expense of approximately $0.8 million that resulted from an acceleration of vesting of certain restricted stock, this was more than offset by lower stock option expense and short-term incentive compensation.

Other Income/Expense

Other income, net of other expense, decreased in both the three-month and six-month periods of 2006 over the comparable 2005 periods mainly as a result of the sale of the Company’s investment in NASCO in the second quarter of 2005 which resulted in a pre-tax gain of $8.9 million. This was partially offset by foreign exchange gains during the 2006 periods compared to losses in 2005.

Interest expense increased in 2006 compared to 2005 due to higher average borrowings. The increase in average borrowings of approximately $90 million funded the recent acquisition of Heinz Hänggi.

Income Taxes

The Company’s effective tax rate for the first half of 2006 was 22.7% compared with 29.9% for the corresponding period in 2005, and 20.0% for the full year 2005. The higher effective tax rate in the first half of 2005 was due in large part to the tax impact of the gain on the sale of NASCO. On a full-year basis in 2005, the tax impact of the gain on the NASCO sale was offset, in part, by the tax benefits related to the Company being awarded multi-year Pioneer tax status in the Republic of Singapore. The Company expects the tax rate to be in the low- to mid-20% range for the full year 2006. The major item impacting the future tax rate is the mix of income between U.S. and foreign operations.

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

Net Income and Net Income Per Share

	Three months ended June 30,				Six months ended June 30,
(in millions, except per share)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
		As Adjusted				As Adjusted
Net income	$18.0	$17.6	$0.4	2.6%	$36.5	$29.1	$7.4	25.5%

Net income per share:
Basic	$.36	$.37	$(.01)	(2.7)%	$.74	$.62	$.12	19.4%
Diluted	.34	.36	(.02)	(5.6)%	.70	.60	.10	16.7%

Average common shares outstanding:
Basic	50.4	47.0	3.4	7.3%	49.3	46.8	2.5	5.4%
Diluted	52.9	48.7	4.2	8.6%	51.8	48.3	3.5	7.4%

Net income increased in the second quarter of 2006 compared to 2005. The 2005 periods included the after-tax impact of the gain on the sale of NASCO of $4.3 million, or $0.08 per diluted share. Basic and diluted net income per share decreased due to a 7.3% and 8.6% increase in average basic shares outstanding and average diluted shares outstanding, respectively. Basic and diluted average shares outstanding increased as a result of 1,628,676 (post-stock split) shares issued for the Heinz Hänggi acquisition and shares issued for employee stock plans.

Financial Performance by Business Segment

Barnes Distribution

	Three months ended June 30,				Six months ended June 30,
(in millions)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
		As Adjusted				As Adjusted
Sales	$125.5	$113.3	$12.2	10.7%	$249.9	$226.9	$23.0	10.1%
Operating profit	8.9	5.9	3.0	51.4%	17.8	11.0	6.8	61.8%
Operating margin	7.1%	5.2%			7.1%	4.9%

Barnes Distribution achieved sales of $125.5 million in the second quarter of 2006, a 10.7% increase over the second quarter of 2005 reflecting acquisition sales of 5.6%, organic sales growth of 3.8% and the favorable impact of foreign currencies of 1.4%. Sales were $249.9 million in the first half of 2006, a 10.1% increase over the first half of 2005. Sales growth in the second quarter of 2006 as compared to the 2005 period was driven by incremental sales from the 2005 acquisitions of Toolcom and Service Plus Distributors of $6.3 million and organic sales growth of $4.3 million. Further market penetration driven by the Company’s strategic initiatives in North America, particularly in corporate and Tier II accounts, as well as price increases, generated the organic sales growth in the quarter and six-month periods. Foreign currency favorably impacted sales by approximately $1.6 million in the second quarter of 2006.

Barnes Distribution’s operating profit for the second quarter of 2006 increased 51.4% and operating profit in the first half of 2006 increased 61.8%. Operating profit increases in both periods were positively impacted by higher sales volume and improved gross margins. Improvements in gross margins were the result of higher selling prices combined with cost reductions. These lower costs were offset in part by higher freight costs and sales personnel compensation.

Outlook: Barnes Distribution continues to focus on organic sales growth, primarily from its strategic growth initiatives including corporate accounts and Tier II relationships, and cost recovery through customer price increases. Additionally, the team selling model is anticipated to contribute to sales growth throughout the remainder of 2006. The acquisition of Premier Farnell’s KENT division in the third quarter of 2006 is expected to further enhance Barnes Distribution’s European presence. Management believes operating profit will improve from 2005 as a result of strategic actions focused on pricing, organic sales growth and operational improvements. Barnes Distribution management expects continued pressure in raw material prices in the second half of 2006 and, to that extent, continues to seek lower cost suppliers to mitigate price increases. Higher fuel costs may negatively impact operating profits going forward.

Associated Spring

	Three months ended June 30,				Six months ended June 30,
(in millions)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
		As Adjusted				As Adjusted
Sales	$112.1	$111.5	$0.6	0.6%	$223.1	$221.0	$2.1	0.9%
Operating profit	9.2	9.9	(0.7)	(7.3)%	19.8	18.6	1.2	6.9%
Operating margin	8.2%	8.9%			8.9%	8.4%

Associated Spring’s sales for the second quarter of 2006 were $112.1 million, a 0.6% increase over the second quarter of 2005, and $223.1 million for the first half of 2006, a 0.9% increase over the first half of 2005. Both periods included incremental sales from the Heinz Hänggi acquisition of $4.6 million. Organic sales declined approximately $5.4 million in the second quarter of 2006, the result of a sales decline in the specialty operations offset in part by increased sales in the traditional spring operations. Foreign currency favorably impacted sales by approximately $1.4 million in the second quarter of 2006.

Associated Spring’s operating profit was $9.2 million in the second quarter of 2006, a 7.3% decrease from the comparable 2005 period. The acquisition of Heinz Hänggi and a reduction in additional compensation from 2005 positively impacted the second quarter 2006 operating profit; however, these factors were more than offset by reduced operating profit contributions on the lower specialty operations sales. Additionally, operating profit was adversely impacted by $0.4 million of reorganization costs related to a plant closure and costs for the transfer of certain production to lower-cost facilities. On a year-to-date basis, operating profit increased 6.9% to $19.8 million primarily as a result of increased sales and profitability improvements from the traditional spring business.

Outlook: Management believes the slowdown in sales from the specialty operations during the first half of 2006 was temporary and, based upon customer order forecasts, new program wins and a recovering backlog, expects specialty operations sales will improve throughout the second half of 2006. Associated Spring continues to develop these operations through investments in capacity, geographic expansion and acquisitions. Specifically, the acquisition of Heinz Hänggi in the second quarter of 2006 expanded Associated Spring’s product scope and geographic presence within its specialty operations. Continued modest sales growth is expected in the second half of 2006 in the markets served by the traditional spring business, particularly the heavy duty truck market. Management continues to focus on profitable sales growth, including increased product pricing and improving the operational performance of its businesses through the transfer of certain production to lower-cost facilities and other productivity initiatives. Associated Spring expects to complete the reorganization of Barnes Precision Valve by the end of 2006. The additional cost of completing this restructuring is estimated to be $1.1 million of which $1.0 million is expected to be incurred in the third quarter of 2006.

Barnes Aerospace

	Three months ended June 30,				Six months ended June 30,
(in millions)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
		As Adjusted				As Adjusted
Sales	$73.9	$58.3	$15.6	26.8%	$140.9	$111.9	$29.0	25.8%
Operating profit	10.6	6.3	4.3	68.2%	19.2	11.6	7.6	65.8%
Operating margin	14.4%	10.8%			13.6%	10.3%

Barnes Aerospace’s second quarter 2006 sales were $73.9 million, a 26.8% increase over the second quarter of 2005, and $140.9 million for the first half of 2006, a 25.8% increase over the first half of 2005. The second quarter and year-to-date sales increases reflect growth in aftermarket sales of 57.6% and 47.5%, respectively, driven by higher RSP sales and increased overhaul and repair sales. Sales to original equipment manufacturers (“OEMs”) increased 17.0% and 18.9%, respectively, for the quarter and year-to-date periods on the strength of the OEM backlog. Barnes Aerospace generated orders of $124.6 million in the second quarter, which included $85.7 million of commercial OEM orders. The order backlog at Barnes Aerospace at the end of the second quarter of 2006 was $325.8 million, up 21.0% from $269.3 million at December 31, 2005. Approximately 60% of the backlog at June 30, 2006 is expected to be shipped within the next 12 months.

Barnes Aerospace’s second quarter 2006 operating profit was $10.6 million, a 68.2% increase from the 2005 period. For the year-to-date period, operating profit in 2006 increased 65.8% to $19.2 million from the comparable 2005 period. In both periods, operating profit was positively impacted by the profit contribution from the high-margin aftermarket RSPs, higher sales volume and the increased percentage of aftermarket business.

Outlook: Management expects aftermarket sales growth at Barnes Aerospace for the remainder of 2006 based on the strength of the MRO business and the RSPs, including the eighth and ninth agreements which were signed in the first half of 2006. Similarly, OEM sales are expected to continue to improve for the remainder of 2006 as a result of deliveries against the increased OEM backlog. Management is focused on operational improvements and adding capacity to meet increased demand by transferring production to Singapore and adding new equipment. Sales in the commercial OEM business are expected to grow based on the strong commercial engine order backlog and Barnes Aerospace’s participation in a large engine program and other strategic engine programs. Operating profits are expected to continue to be positively impacted by the high-margin aftermarket RSPs and solid contributions from the sales volume in the overhaul and repair and OEM businesses. Lead times on raw materials, particularly titanium, have continued to increase and management is taking actions to minimize potential exposure to material shortages and price increases by building inventory buffers of key components to the extent practical, and purchasing raw materials in advance of anticipated price increases or recovering the price increases from its customers through higher selling prices whenever possible.

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

Cash Flow

	Six months ended June 30,
(in millions)	2006	2005	$ Change
		As Adjusted
Operating activities	$28.7	$9.0	$19.7
Investing activities	(145.0)	(16.5)	(128.5)
Financing activities	126.8	1.7	125.1
Exchange rate effect	(1.0)	1.7	(2.7)

Increase (decrease) in cash	$9.5	$(4.1)	$13.6

Operating activities provided $28.7 million in cash in the first six months of 2006 compared to $9.0 million in the first half of 2005. In the first half of 2006, operating cash flows were positively impacted by the improved operating performance and reduced working capital requirements compared to the 2005 period. These were offset in part by the increased use of cash to fund incentive compensation payments earned in 2005 which were paid in 2006. The additional working capital in 2005 supported organic sales growth. The 2005 change in deferred taxes relates primarily to the tax on the NASCO gain which offset the carryforward of tax net operating losses in the United States.

Cash used by investing activities in the first half of 2006 included $96.1 million, net of cash acquired, for the Heinz Hänggi acquisition and $26.9 million in participation fee payments related to the aftermarket RSPs, which were $3.9 million higher than the 2005 period. Additionally, capital expenditures in the first half of 2006 were $23.1 million compared to $11.6 million in the first half of 2005. The higher expenditure level in 2006 related primarily to investments made to increase capacity at Barnes Aerospace. For the Company in total, capital expenditures are expected to be approximately $35 million for the full year 2006. Also included in the investing activities in 2005 is $18.6 million related to the proceeds from the sale of NASCO. At June 30, 2006, the Company had a $37.8 million liability payable in 2006 and 2007 for participation fees under the aftermarket RSPs, which is included in accounts payable.

Cash from financing activities in the first half of 2006 included a net increase in borrowings of $117.9 million compared to an increase of $7.4 million in the 2005 period. Proceeds from the borrowings in 2006 were used primarily to fund the acquisition of Heinz Hänggi and repay borrowings from The Development Bank of Singapore, which became due on June 30, 2006. To a lesser extent, borrowings were also used to finance operating activities in the U.S., particularly working capital requirements, as well as to fund capital expenditures and dividends. Proceeds from the issuance of common stock increased $19.1 million to $22.5 million as a result of stock option exercises. Total cash used to pay dividends increased in the 2006 period to $11.8 million from $9.4 million in the 2005 period due to an increase in the quarterly dividend to $0.125 per share (effected for the stock split) and the increase in the number of shares outstanding.

At June 30, 2006, the Company held $37.6 million in cash and cash equivalents, nearly all of which are held outside of the U.S. Since the repatriation of this cash to the U.S. would have adverse tax consequences, the balances remain outside the U.S. to fund future international growth investments, including capital expenditures, acquisitions and aftermarket RSP participation fees.

The Company maintains borrowing facilities with banks to supplement internal cash generation. During the second quarter of 2006, the Company entered into an amended and restated revolving credit agreement which increased the available bank credit to $400.0 million. At June 30, 2006, $169.0 million was borrowed at an interest rate of 6.99% under this borrowing facility which matures in January 2011. The Company did not have any borrowings under uncommitted short-term bank credit lines at June 30, 2006.

Borrowing capacity is limited by various debt covenants in the revolving credit agreement. The most restrictive borrowing covenant requires the Company to maintain a ratio of Total Debt to EBITDA, as defined in the revolving credit agreement, of not more than 4.00 times at June 30, 2006. The ratio requirement will decrease to 3.75 times for any fiscal quarter ending after September 30, 2007. The actual ratio at June 30, 2006 was 2.79 times and would have allowed additional borrowings of at least $175.5 million.

In July 2006, the Company acquired KENT for a purchase price of 22.5 million pounds sterling (approximately $42.1 million U.S. Dollars). KENT distributes adhesives, sealants, specialty cleaning chemicals, abrasives, tools and other consumables to the European transportation aftermarket and industrial maintenance market.

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

Stock-Based Compensation: The Company accounts for its stock-based employee compensation plans at fair value on the grant date and recognizes the related cost in its statement of operations in accordance with SFAS No. 123R, “Share-Based Payment,” which the Company adopted effective January 1, 2006 utilizing the modified retrospective method. The Company previously accounted for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. The fair values of stock options are estimated using the Black-Scholes option-pricing model. The fair values of other stock awards are estimated based on the fair market value of the Company’s stock price on the grant date. See Note 3 of the Notes to the Consolidated Financial Statements of this Quarterly Report for further discussion.

Recent Accounting Changes

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109),” which is effective for fiscal years beginning after December 15, 2006. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on disclosure and transition. The Company is currently evaluating the impact this Interpretation will have on the Company’s financial position, results of operations and cash flows.

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the first half of 2006 were $77.2 million compared to $67.6 million in the first half of 2005. Included in the $67.6 million in 2005 is $8.9 million related to the gain on the sale of NASCO. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus income taxes, interest expense and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company’s operating performance. The Company’s definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company’s net income (in millions):

	Six months ended June 30,
	2006	2005
		As Adjusted
Net income	$36.5	$29.1
Add back:
Income taxes	10.7	12.4
Depreciation and amortization	19.9	17.6
Interest expense	10.1	8.5

EBITDA	$77.2	$67.6

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the Company’s exposure to market risk during the first six months of 2006. For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon, and as of the date of, that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is (i) recorded, processed, summarized and reported as and when required, and (ii) is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid Per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
April 1 - 30, 2006	17,118		$22.92	4,400	572,227
May 1 - 31, 2006	93,408		$22.52	10,675	561,552
June 1 - 30, 2006	—		$—	—	561,552

Total	110,526	(2)	$22.58	15,075

(1)	Share and per-share amounts reflect the two-for-one stock split in the second quarter of 2006.

(2)	Other than 15,075 shares purchased in the second quarter of 2006 which were purchased as part of the Company’s publicly announced plan, all acquisitions of equity securities during the second quarter of 2006 were the result of the operation of the terms of the Company’s stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of the exercise of the option.

(3)	The program was publicly announced on April 12, 2001 authorizing repurchase of up to 1 million shares of its common stock. The 2-for-1 stock split did not impact these amounts.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of the Company’s stockholders was held on April 20, 2006. Proxies for the meeting were solicited pursuant to Regulation 14 A. The share amounts indicated below are on a pre-stock split basis.

(b)	The following directors were elected:

Director	Votes in Favor	Votes Withheld	For Terms Expiring
William C. Denninger	15,433,726	5,376,774	2008
Gregory F. Milzcik	16,350,262	4,460,238	2008
Thomas O. Barnes	16,401,957	4,408,543	2009
Gary G. Benanav	18,305,760	2,504,740	2009
Donald W. Griffin	18,471,908	2,338,592	2009
Mylle H. Mangum	19,727,152	1,083,348	2009

(c)	(1)	The stockholders approved the Company’s Restated Certificate of Incorporation. The proposal was approved as 13,985,669 shares voted for, 6,771,476 shares voted against and 53,355 shares abstained.

	(2)	The stockholders approved the amended Barnes Group Inc. Stock and Incentive Award Plan. The proposal was approved as 11,696,123 shares voted for, 6,367,514 shares voted against and 536,273 shares abstained. Shares of 2,210,590 were not voting.

	(3)	The stockholders approved the Barnes Group Inc. Performance-Linked Bonus Plan for Selective Executive Officers. The proposal was approved as 19,072,235 shares voted for, 1,177,808 shares voted against and 560,457 shares abstained.

	(4)	The stockholders ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2006. The proposal was ratified as 20,391,510 shares voted for, 380,522 shares voted against and 38,468 shares abstained.

Item 6. Exhibits

(a) Exhibits

Exhibit 4.1	(i) Third Amended and Restated Revolving Credit Agreement, dated June 23, 2006. (ii) Guaranty of the Company, dated June 23, 2006.

Exhibit 15	Letter regarding unaudited interim financial information.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date: August 3, 2006	/s/ WILLIAM C. DENNINGER
William C. Denninger Senior Vice President, Finance Chief Financial Officer (the principal Financial Officer)

Date: August 3, 2006	/s/ FRANCIS C. BOYLE, JR.
Francis C. Boyle, Jr. Vice President, Controller (the principal Accounting Officer)

EXHIBIT INDEX

Barnes Group Inc.

Quarterly Report on Form 10-Q

For Quarter ended June 30, 2006

Exhibit No.	Description	Reference
4.1	(i) Third Amended and Restated Revolving Credit Agreement, dated June 23, 2006.	Filed with this report.

	(ii) Guaranty of the Company, dated June 23, 2006.	Filed with this report.

15	Letter regarding unaudited interim financial information.	Filed with this report.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.