Form 10-Q
period 2006-09-30
BARNES GROUP INC
filed 2006-11-03
CIK 9984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(860) 583-7070

(Registrant’s telephone number, including area code)

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

The registrant had outstanding 52,183,101 shares of common stock as of November 1, 2006.

Barnes Group Inc.

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		As Adjusted (See Note 3)		As Adjusted (See Note 3)
Net sales	$322,048	$271,518	$930,826	$825,768

Cost of sales	203,493	172,070	592,496	526,572
Selling and administrative expenses	87,989	79,998	250,939	238,768

	291,482	252,068	843,435	765,340

Operating income	30,566	19,450	87,391	60,428

Other income	(21)	533	856	10,065

Interest expense	6,768	4,387	16,906	12,892
Other expenses	309	174	694	716

Income before income taxes	23,468	15,422	70,647	56,885

Income taxes	4,607	27	15,306	12,430

Net income	$18,861	$15,395	$55,341	$44,455

Per common share: (1)
Net income:
Basic	$.36	$.32	$1.10	$.95
Diluted	.35	.31	1.06	.91
Dividends	.125	.11	.36	.31

Average common shares outstanding: (1)
Basic	51,868,493	47,394,820	50,188,177	46,994,458
Diluted	53,526,824	49,647,536	52,415,932	48,737,774

(1)	As adjusted for the 2-for-1 stock split in the second quarter of 2006. See Note 2.

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2006	December 31, 2005
		As Adjusted (See Note 3)
Assets
Current assets
Cash and cash equivalents	$32,150	$28,112
Accounts receivable, less allowances (2006 - $3,779; 2005 - $3,063)	203,272	155,595
Inventories	185,770	159,238
Deferred income taxes	22,292	24,563
Prepaid expenses	14,944	11,157

Total current assets	458,428	378,665

Deferred income taxes	20,107	22,478

Property, plant and equipment	558,105	489,746
Less accumulated depreciation	(349,732)	(332,690)

	208,373	157,056

Goodwill	349,478	235,299
Other intangible assets, net	242,020	163,849
Other assets	52,527	48,513

Total assets	$1,330,933	$1,005,860

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$—	$4,000
Accounts payable	156,825	120,158
Accrued liabilities	107,467	93,615
Long-term debt – current	20,999	40,084

Total current liabilities	285,291	257,857

Long-term debt	415,199	241,941
Accrued retirement benefits	90,326	88,036
Other liabilities	31,141	16,869

Commitments and Contingencies (Note 14)

Stockholders’ equity
Common stock - par value $0.01 per share Authorized: (2006 – 150,000,000 shares; 2005 – 60,000,000 shares) Issued: Shares at par value (2006 – 52,187,514; 2005 – 48,839,388)	522	488
Additional paid-in capital	185,815	136,962
Treasury stock, at cost (2006 – 229,631 shares; 2005 – 831,820 shares)	(4,586)	(14,590)
Retained earnings	340,852	304,274
Accumulated other non-owner changes to equity	(13,627)	(25,977)

Total stockholders’ equity	508,976	401,157

Total liabilities and stockholders’ equity	$1,330,933	$1,005,860

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2006	2005
		As Adjusted (See Note 3)
Operating activities:
Net income	$55,341	$44,455
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	30,704	25,868
Gain on disposition of property, plant and equipment	(423)	(247)
Non-cash stock-based compensation expense	6,175	12,900
Gain on the sale of NASCO	—	(8,892)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(21,496)	(21,993)
Inventories	(13,085)	(21,643)
Prepaid expenses	(3,141)	(229)
Accounts payable	10,645	5,594
Accrued liabilities	2,991	3,739
Deferred income taxes	3,092	2,471
Long-term pension assets	(2,594)	(1,150)
Other	1,595	(3,987)

Net cash provided by operating activities	69,804	36,886

Investing activities:
Proceeds from disposition of property, plant and equipment	2,939	963
Proceeds from the sale of NASCO	—	18,600
Capital expenditures	(32,579)	(18,313)
Business acquisitions, net of cash acquired	(143,530)	(19,214)
Revenue sharing program payments	(35,400)	(40,250)
Other	(5,533)	(1,043)

Net cash used by investing activities	(214,103)	(59,257)

Financing activities:
Net change in other borrowings	(4,229)	4,404
Payments on long-term debt	(102,840)	(139,237)
Proceeds from the issuance of long-term debt	253,052	162,029
Proceeds from the issuance of common stock	23,140	4,938
Common stock repurchases	(690)	(48)
Dividends paid	(18,260)	(14,604)
Other	(1,235)	(1,721)

Net cash provided by financing activities	148,938	15,761

Effect of exchange rate changes on cash flows	(601)	1,764

Increase (decrease) in cash and cash equivalents	4,038	(4,846)

Cash and cash equivalents at beginning of period	28,112	36,335

Cash and cash equivalents at end of period	$32,150	$31,489

Supplemental Disclosure of Cash Flow Information:

Non-cash financing and investing activities in 2006 and 2005 include the acquisition of intangible assets in the amounts of $48,550 and $31,750, respectively, and the recognition of the corresponding liabilities in connection with the aftermarket revenue sharing programs (“RSPs”). In 2006, non-cash investing and financing activities include the issuance of $30,682 of common stock in connection with the acquisition of Heinz Hänggi AG, Stanztechnik.

See accompanying notes.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts included in the notes are stated in thousands except per share data.)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 2005, as adjusted, has been derived from the 2005 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

3. Stock-Based Compensation

The Company previously accounted for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Effective January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment” which requires the cost of all share-based payments, including stock options, to be measured at fair value on the grant date and recognized in the results of operations. This change did not have a material impact on the 2006 nine-month period results. Forfeitures were previously recorded as incurred; however, the revised Statement requires that an estimated forfeiture rate be applied to outstanding awards, the impact of which was not material upon adoption. Prior to the adoption of this Statement, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. In accordance with SFAS No. 123R, the Company records the cash flows resulting from tax deductions in excess of compensation for those options, if any, as financing cash flows. The Company has elected to utilize the modified retrospective method of adoption and therefore all periods presented prior to January 1, 2006 were adjusted to reflect the impact of the standard as if it had been adopted on January 1, 1995, the original effective date of SFAS No. 123, “Accounting for Stock Issued to Employees.” The amounts that are reported in the Company’s results of operations for the adjusted periods are the pro forma amounts previously disclosed under SFAS No. 123. As a result of the change in accounting, the following amounts were adjusted.

Consolidated Statements of Income:	As Previously Reported*	Adjustment	As Adjusted
Three months ended September 30, 2005
Selling and administrative expenses	$76,824	$3,174	$79,998
Income taxes	1,241	(1,214)	27
Net income	17,354	(1,959)	15,395
Net income per common share – basic	.37	(.05)	.32
Net income per common share – diluted	.35	(.04)	.31
Average common shares outstanding – diluted	49,320,956	326,580	49,647,536

Nine months ended September 30, 2005
Selling and administrative expenses	$231,618	$7,150	$238,768
Income taxes	15,165	(2,735)	12,430
Net income	48,869	(4,414)	44,455
Net income per common share – basic	1.04	(.09)	.95
Net income per common share – diluted	1.01	(.10)	.91
Average common shares outstanding – diluted	48,497,798	239,976	48,737,774

Year ended December 31, 2005
Selling and administrative expenses	$309,991	$10,310	$320,301
Income taxes	17,553	(3,944)	13,609
Net income	60,517	(6,366)	54,151
Net income per common share – basic	1.28	(.13)	1.15
Net income per common share – diluted	1.24	(.14)	1.10
Average common shares outstanding – diluted	48,803,274	215,108	49,018,382

Year ended December 31, 2004
Selling and administrative expenses	$284,223	$7,150	$291,373
Income taxes	8,601	(2,750)	5,851
Net income	34,426	(4,400)	30,026
Net income per common share – basic	.74	(.09)	.65
Net income per common share – diluted	.72	(.09)	.63
Average common shares outstanding – diluted	47,672,926	262,342	47,935,268

Year ended December 31, 2003
Selling and administrative expenses	$261,983	$5,484	$267,467
Income taxes	5,289	(1,646)	3,643
Net income	32,913	(3,838)	29,075
Net income per common share – basic	.77	(.09)	.68
Net income per common share – diluted	.74	(.08)	.66
Average common shares outstanding – diluted	44,203,120	6,540	44,209,660

Year ended December 31, 2002
Selling and administrative expenses	$209,192	$7,125	$216,317
Income taxes	5,741	(2,743)	2,998
Net income	26,802	(4,382)	22,420
Net income per common share – basic	.71	(.11)	.60
Net income per common share – diluted	.70	(.12)	.58

*	Share and per-share amounts have been adjusted to reflect the effect of the 2-for-1 stock split. See Note 2.

Consolidated Balance Sheet:	As Previously Reported**	Adjustment	As Adjusted
December 31, 2005
Deferred income tax asset – long-term	$16,526	$5,952	$22,478
Additional paid-in capital	102,577	34,385	136,962
Retained earnings	332,707	(28,433)	304,274

**	Additional paid-in capital amount has been adjusted to reflect the effect of the 2-for-1 stock split. See Note 2.

Please refer to the Company’s Annual Report on Form 10-K as filed February 27, 2006 for a description of the Company’s stock incentive award plans and their general terms. As of September 30, 2006, incentives had been awarded in the form of incentive stock rights, performance share unit awards and restricted stock unit awards (collectively “Rights”) and stock options. The Company has elected to use the straight-line method to recognize compensation costs. Stock option awards vest over a period ranging from six months to five years. The maximum term of stock option awards is 10 years. Upon exercise of a stock option or upon vesting of Rights, shares are issued from treasury shares held by the Company or from authorized shares. Effective January 1, 2006, the Company eliminated the reload feature relative to its stock option awards and decreased the discount for stock purchases under its Employee Stock Purchase Plan from 15% to 5%.

During the three months ended September 30, 2006 and 2005, the Company recognized $1,846 and $5,194, respectively, of stock-based compensation cost and $705 and $1,986, respectively, of related tax benefits. During the nine months ended September 30, 2006 and 2005, the Company recognized $6,175 and $12,900, respectively, of stock-based compensation cost and $2,361 and $4,934, respectively, of related tax benefits. At September 30, 2006, the Company had $9,714 of unrecognized compensation costs related to unvested awards. The costs are expected to be recognized over a weighted average period of 3.0 years.

The following table summarizes information about the Company’s stock option awards during the nine months ended September 30, 2006.

	Number Of Shares	Weighted-Average Exercise Price
Outstanding, January 1, 2006	6,399,176	$ 14.29

Granted	291,900	18.64
Exercised	(172,562)	11.85
Forfeited	(2,350)	11.72

Outstanding, March 31, 2006	6,516,164	14.55

Granted	14,000	20.44
Exercised	(1,434,372)	13.91
Forfeited	(7,166)	13.81

Outstanding, June 30, 2006	5,088,626	14.74

Granted	26,000	18.22
Exercised	(21,036)	12.54
Forfeited	(10,642)	12.68

Outstanding, September 30, 2006	5,082,948	14.77

Exercisable, September 30, 2006	3,801,217	14.84

The Company received cash proceeds from the exercise of stock options of $321 and $1,162 in the third quarter of 2006 and 2005, respectively, and $22,262 and $3,797 in the nine months ended September 30, 2006 and 2005, respectively. The total intrinsic value (the amount by which the stock price exceeds the exercise price of the option on the date of exercise) of the stock options exercised during the three months ended September 30, 2006 and 2005 was $93 and $6,342, respectively, and during the nine months ended September 30, 2006 and 2005 was $12,717 and $10,740, respectively. The Company has not realized any tax benefits for tax deductions from awards exercised in these periods because the Company has tax loss carryforwards available.

The weighted average fair value of stock options granted in the three months ended September 30, 2006 and 2005 was $4.52 and $2.91, respectively, and in the nine months ended September 30, 2006 and 2005 was $4.65 and $2.63, respectively. The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.55%	4.02%	4.55%	3.78%
Expected life (years)	5.1	2.0	5.2	2.4
Expected volatility	30%	30%	30%	30%
Expected dividend yield	3.16%	2.75%	3.16%	2.87%

The risk-free rate is based on the term structure of interest rates at the time of the option grant. The expected life represents an estimate of the period of time that options are expected to remain outstanding. Assumptions of expected volatility of the Company’s common stock and expected dividend yield are estimates of future volatility and dividend yields based on historical trends.

The following table summarizes information about stock options outstanding that are expected to vest and stock options outstanding that are exercisable at September 30, 2006:

Options Outstanding, Expected to Vest				Options Outstanding, Exercisable
Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term
4,974,381	$14.77	$14,285	5.5 years	3,801,217	$14.84	$10,389	4.5 years

The following table summarizes information about the Company’s Rights during the nine months ended September 30, 2006.

	Number Of Units	Weighted-Average Fair Value
Non-vested, January 1, 2006	1,832,946	$12.01

Granted	216,430	18.63
Forfeited	(14,390)	12.20
Vested / Issued	(439,394)	14.47

Non-vested, March 31, 2006	1,595,592	12.89

Granted	10,698	19.44
Forfeited	(14,996)	12.67
Vested / Issued	(207,100)	9.66

Non-vested, June 30, 2006	1,384,194	13.40

Granted	32,775	18.14
Forfeited	(14,261)	13.10
Vested / Issued	(17,930)	14.03

Non-vested, September 30, 2006	1,384,778	13.50

As of September 30, 2006, there were 1,384,778 non-vested Rights outstanding, of which 1,186,378 Rights vest upon meeting certain service conditions and 198,400 Rights vest upon satisfying established performance goals. Of the 1,186,378 Rights that vest upon meeting service conditions, 394,000 Rights have accelerated vesting provisions based upon meeting established market conditions. Fifty percent of these Rights vest upon the fair market value of the Company’s stock price exceeding 200% of the grant date fair market value for 30 consecutive trading days. The remaining 50% vest on the first anniversary of such 30th consecutive trading date or, if earlier, the vesting date. During the second quarter of 2006, the vesting acceleration conditions of 372,000 Rights were satisfied. Fifty percent of these Rights vested on May 9, 2006 and the remaining 50% will vest on the first anniversary. If the fair market value of the Company’s stock exceeds $28.55 for 30 consecutive days, 208,000 Rights will meet the market condition. The vesting acceleration conditions related to these Rights were not satisfied as of September 30, 2006.

4. Net Income Per Common Share

For the purpose of computing diluted net income per share, the weighted-average number of shares outstanding was increased by 1,658,331 and 2,252,716 for the three-month periods ended September 30, 2006 and 2005, respectively, and 2,227,755 and 1,743,316 for the nine-month periods ended September 30, 2006 and 2005, respectively, to account for the potential dilutive effects of stock-based incentive plans. As of September 30, 2006, there were 5,082,948 options for shares of common stock outstanding of which 4,043,792 were considered dilutive. As of September 30, 2005, there were 6,727,380 options for shares of common stock outstanding of which 6,722,380 were considered dilutive. There were no adjustments to net income for the purposes of computing income available to common stockholders for those periods.

The Convertible Senior Subordinated Notes are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price is approximately $21.08 per share of common stock. As of September 30, 2006, the Company’s market price per share did not exceed the conversion price of the notes. As such, under the net share settlement method, there were no potential shares issuable under the notes that were considered dilutive.

5. Acquisitions

On May 17, 2006, the Company completed its acquisition of Heinz Hänggi AG, Stanztechnik (“Heinz Hänggi”) of Bettlach, Switzerland, a developer and manufacturer of high-precision punched and fine-blanked components. Its range of manufacturing solutions allows Heinz Hänggi to serve diversified industries, including high-precision components for transportation suppliers, the power tools sector, the watch industry, consumer electronics, telecommunications, medical devices, and textile machinery sectors. A majority of Heinz Hänggi’s sales are in Europe, and it is a significant global producer of orifice plates, used in fuel injectors. Heinz Hänggi is being integrated into the Associated Spring segment. The Company reported $12,252 in sales from Heinz Hänggi for the period from the acquisition date through September 30, 2006. The purchase price of 162.0 million Swiss francs ($132,019 U.S. Dollars) was paid through a combination of 122.0 million Swiss francs ($101,337 U.S. Dollars) in cash and 1,628,676 shares (post-stock split) of Barnes Group Inc. common stock ($30,682 based upon a market value determined at the time of the purchase agreement). The purchase cost, consisting of the purchase price of $132,019 plus transaction costs of $2,455, net of cash acquired of $7,672, was $126,802.

On July 31, 2006, the Company acquired the KENT Division (“KENT”) of Premier Farnell. KENT distributes adhesives, sealants, specialty cleaning chemicals, abrasives, tools and other consumables to the European transportation aftermarket and industrial maintenance market. KENT is being integrated into the Barnes Distribution segment. The Company reported $12,721 in sales from KENT for the period from the acquisition date through September 30, 2006. The purchase price of 23.7 million pounds sterling ($44,295 U.S. Dollars) was paid in cash. The purchase cost, consisting of the purchase price of $44,295 plus transaction costs of $2,392, net of cash acquired of $1,503, was $45,184.

The following table summarizes the estimates of fair values of the assets acquired and liabilities assumed at the date of the acquisitions. The Company is in the process of obtaining third-party valuations of certain assets acquired with Heinz Hänggi and KENT. The purchase price allocations are subject to finalization of the valuation of certain assets and liabilities. As a result, preliminary amounts assigned to assets and liabilities are subject to revision.

As of Acquisition Dates
Current assets	$34,986
Property, plant and equipment	43,976
Intangible and other assets	23,387
Goodwill	103,198

Total assets acquired	205,547

Current liabilities	(17,405)
Other liabilities	(16,156)

Total liabilities assumed	(33,561)

Net assets acquired	$171,986

During the third quarter of 2006, the Company obtained a third-party valuation of the property, plant and equipment acquired with Heinz Hänggi. As a result of this valuation, property, plant and equipment declined by $38,438 from the estimates used in the June 30, 2006 balance sheet.

The following table reflects the unaudited pro forma operating results of the Company for the three months and nine months ended September 30, 2006 and 2005, which give effect to the acquisitions of Heinz Hänggi and KENT as if they had occurred on January 1, 2006 and January 1, 2005, respectively. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred if the acquisitions had been effective January 1, 2006 and January 1, 2005, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company, Heinz Hänggi and KENT adjusted for certain items including depreciation and amortization expense associated with the assets acquired and the Company’s financing arrangements. The pro forma information does not include the effects of any synergies and cost reduction initiatives related to the acquisitions.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net sales	$327,525	$296,270	$989,928	$906,158
Income before income taxes	24,969	17,649	77,228	63,392
Net income	20,074	17,030	60,319	49,317

Net income per common share:
Basic	$.39	$.35	$1.18	$1.01
Diluted	.38	.33	1.13	.98

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

Statements of Comprehensive Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		As Adjusted		As Adjusted
Net income	$18,861	$15,395	$55,341	$44,455
Unrealized gains (losses) on hedging activities, net of income taxes	(76)	377	39	429
Foreign currency translation adjustments	2,765	2,777	12,311	(1,372)

Comprehensive income	$21,550	$18,549	$67,691	$43,512

7. Inventories

The components of inventories consisted of:

	September 30, 2006	December 31, 2005
Finished goods	$112,564	$100,833
Work-in-process	39,747	32,105
Raw material and supplies	33,459	26,300

	$185,770	$159,238

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

8. Goodwill and Other Intangible Assets

Goodwill:

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company for the nine-month period ended September 30, 2006:

	Barnes Distribution	Associated Spring	Barnes Aerospace	Total Company
January 1, 2006	$124,326	$80,187	$30,786	$235,299
Goodwill acquired, net of adjustments	28,567	78,453	—	107,020
Foreign currency translation	532	6,627	—	7,159

September 30, 2006	$153,425	$165,267	$30,786	$349,478

The changes in the goodwill recorded at Barnes Distribution include $24,745 of goodwill from the acquisition of KENT during the third quarter of 2006. Additionally, during 2006 Barnes Distribution goodwill was increased as a result of contingent purchase price adjustments for the achievement of certain performance targets related to the Toolcom Supplies Limited (“Toolcom”) acquisition of 0.9 million pounds sterling (approximately $1,700 U.S. Dollars) and the Service Plus Distributors, Inc. (“Service Plus Distributors”) acquisition of $1,500. The purchase price allocations of the Toolcom and Service Plus Distributors acquisitions were finalized during the third quarter of 2006 resulting in minor adjustments to intangible asset valuations and the payment of additional costs.

The changes in the goodwill recorded at Associated Spring include $78,453 of goodwill from the acquisition of Heinz Hänggi during the second quarter of 2006. Additionally, the foreign currency translation adjustment at Associated Spring was due primarily to the effect of the changes in the exchange rate on the goodwill related to the Nitrogen Gas Spring business in Sweden.

The goodwill related to the KENT and Heinz Hänggi acquisitions is not deductible for tax purposes. The purchase price allocations of these acquisitions are subject to finalization of the valuation of certain assets and liabilities. As a result, preliminary amounts assigned to assets and liabilities are subject to revision.

Other Intangible Assets:

Other intangible assets consisted of:

	Range of Life (Years)	September 30, 2006		December 31, 2005
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs	Up to 30	$190,200	$(4,209)	$134,000	$(1,957)
Customer lists/relationships	10	28,333	(5,412)	19,133	(3,735)
Patents, trademarks/trade names	5-30	24,703	(3,709)	11,446	(2,755)
Other	Up to 15	8,262	(1,454)	3,331	(658)

		251,498	(14,784)	167,910	(9,105)

Foreign currency translation		1,300	—	1,038	—
Unamortized intangible pension asset		4,006	—	4,006	—

Other intangible assets		$256,804	$(14,784)	$172,954	$(9,105)

Amortization of intangible assets is expected to increase from approximately $7,800 in 2006 to $10,600 in 2010.

During the first nine months of 2006, the Company entered into additional aftermarket RSP agreements with a major aerospace customer, General Electric Company (“General Electric”), under which the Company is the sole supplier of certain aftermarket parts to this customer. As consideration for these agreements, the Company agreed to pay participation fees of $57,050 of which $8,500 has been paid and the remainder will be paid through April 2007. Additionally, in March 2006 an adjustment to a previous aftermarket RSP was made which reduced the related intangible asset by $850.

In connection with the acquisition of Heinz Hänggi in May 2006, the Company recorded intangible assets of $15,699 related to customer lists and relationships, patents, a non-compete agreement and sales order backlog. In July 2006, in connection with the KENT acquisition, the Company recorded intangible assets of $7,683 related to customer lists and relationships, trademarks and tradenames.

9. Business Reorganization

Business reorganization accruals are included in accrued liabilities. In connection with the Barnes Precision Valve acquisition and a plan to streamline its global operations, the Company recorded certain exit costs in 2005 resulting from a plan to reorganize certain business facilities and involuntarily terminate employees. The Company recorded $716 of severance costs as assumed liabilities during 2005, which related primarily to involuntary terminations of salaried and hourly personnel at a U.S. facility. Additional costs related to these actions are being expensed as incurred. The Company recorded expense of approximately $600 during the third quarter of 2006 and approximately $1,100 through the first nine months of 2006 related to these actions. Management estimates the additional cost of completing this restructuring is $400. The reorganization is expected to be completed by the end of 2006.

10. Debt

On June 23, 2006, the Company entered into an amended and restated revolving credit agreement which increased the available bank credit to $400,000, increased the number of participating banks to 17 and permitted borrowings in currencies other than the U.S. Dollar. Other provisions of the revolving credit agreement remained unchanged. Pursuant to the amended and restated agreement, the Company pays interest at an interest rate of LIBOR plus a spread ranging from 0.55% to 1.35% depending on the Company’s debt ratio at the time of the borrowing. Additionally, the Company pays a facility fee, calculated on the full amount of the borrowing facility, at a rate ranging from 0.20% to 0.40%, depending on the Company’s debt ratio at the end of each calendar quarter. The maturity date of the facility is January 2011. The Company’s borrowing capacity is limited by various debt covenants in the agreement. The Company is required to maintain a ratio of consolidated senior debt to EBITDA, as defined in the amended and restated revolving credit agreement, of not more than 3.25 times at the end of each fiscal quarter ending on or before September 30, 2007, after which the ratio will decrease to 3.00 times. In addition, the agreement requires the Company to maintain a ratio of Total Debt to EBITDA, as defined in the amended and restated revolving credit agreement, of not more than 4.00 times for each quarter ending on or before September 30, 2007, and thereafter of not more than 3.75 times at the end of any fiscal quarter. The actual ratio of Total Debt to EBITDA at September 30, 2006 was 2.69 times and would have allowed additional borrowings of $212,000.

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

Borrowings under the revolving credit agreement were used, in part, to fund the recent acquisitions (see Note 5) and to repay borrowings and interest under the Company’s term loan facility with The Development Bank of Singapore which became due as of June 30, 2006 and the related settlement of forward currency exchange contracts. On June 30, 2006, the Company made a payment of Yen 2,214.3 million (approximately $19,300 U.S. Dollars), which included a balloon payment of Yen 2,127.0 million (approximately $18,500 U.S. Dollars) and the final semi-annual principal installment of Yen 87.3 million (approximately $800 U.S. Dollars), plus interest.

11. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expense consisted of the following:

Pensions	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Service cost	$1,197	$2,675	$7,463	$8,302
Interest cost	4,584	4,882	15,081	14,789
Expected return on plan assets	(6,924)	(7,410)	(22,481)	(23,303)
Amortization of transition assets	—	(3)	(1)	(9)
Amortization of prior service cost	468	294	1,261	877
Recognized losses	639	379	1,760	930
Settlement loss	376	—	376	—
Curtailment gain	(33)	(256)	(33)	(722)
Special termination benefits	12	—	38	—

Net periodic benefit cost	$319	$561	$3,464	$864

Other Postretirement Benefits	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Service cost	$323	$176	$1,410	$854
Interest cost	1,118	1,119	3,290	3,349
Amortization of prior service cost	422	133	873	374
Recognized losses	216	102	690	586

Net periodic benefit cost	$2,079	$1,530	$6,263	$5,163

During the third quarter of 2006, the Company updated certain actuarial assumptions underlying the calculation of the net periodic benefit costs related to its U.S. pension and other postretirement benefit plans including its assumptions related to the expected long-term rate of return on assets, salary scale, turnover rates and retirement rates. As a result, the Company’s full year 2006 net periodic benefit cost estimate was reduced by approximately $1,700.

12. Income Taxes

The Company’s effective tax rate for the first nine months of 2006 was 21.7%, compared with 21.9% for the corresponding period in 2005, and 20.0% for the full year 2005. The 2006 and 2005 effective tax rates include certain discrete items including, in 2005, the tax impact of the gain on the sale of the NASCO joint venture (“NASCO”) offset, in part, by the tax benefits related to the Company being awarded multi-year Pioneer tax status in the Republic of Singapore. The 2006 discrete items include the tax benefits related to the Company being awarded additional multi-year Pioneer tax status in the Republic of Singapore. The Company’s effective tax rates in the third quarters of 2006 and 2005 reflect the impact of the discrete items recorded in the period.

13. Information on Business Segments

The following tables set forth information about the Company’s operations by its three reportable business segments:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		As Adjusted		As Adjusted
Net sales
Barnes Distribution	$135,417	$113,959	$385,316	$340,906
Associated Spring	111,951	100,249	335,059	321,283
Barnes Aerospace	77,185	59,301	218,048	171,237
Intersegment sales	(2,505)	(1,991)	(7,597)	(7,658)

Total net sales	$322,048	$271,518	$930,826	$825,768

Operating profit
Barnes Distribution	$9,175	$7,373	$26,999	$18,391
Associated Spring	10,069	5,536	29,912	24,096
Barnes Aerospace	11,326	6,590	30,494	18,149

Total operating profit	30,570	19,499	87,405	60,636

Interest income	230	469	792	903
Interest expense	(6,768)	(4,387)	(16,906)	(12,892)
Other income (expense), net	(564)	(159)	(644)	8,238

Income before income taxes	$23,468	$15,422	$70,647	$56,885

The acquisition of Heinz Hänggi during the second quarter of 2006 added $145,714 of assets to Associated Spring. The acquisition of Kent during the third quarter of 2006 added $59,833 of assets to Barnes Distribution. The aftermarket RSP agreements entered into in 2006 added $57,050 of intangible assets to the Barnes Aerospace segment assets.

Barnes Distribution’s operating profit in the third quarter of 2005 includes the positive adjustment of $1,814 that was recorded to correct inaccuracies in recording inventory receipts from 2000 through 2005. Management concluded that such corrections were immaterial, both quantitatively and qualitatively, to the 2005 financial statements and immaterial to the previously reported results of prior periods to which they relate. Additionally, other income (expense) in the nine-month period ended September 30, 2005 includes the gain of $8,892 on the sale of NASCO.

14. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of its products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not significant as of September 30, 2006.

Contingent Payments

In connection with the Toolcom Supplies Ltd. acquisition in August 2005, 2.2 million pounds sterling of the purchase price were payable within two years of the closing date, contingent upon the occurrence of certain events or the achievement of certain performance targets. In the second quarter of 2006, 0.9 million pounds sterling (approximately $1,700 U.S. Dollars) had been earned and were paid in the third quarter of 2006. The remaining balance of 1.3 million pounds sterling (approximately $2,400 U.S. Dollars) as of September 30, 2006 will be recorded if and when paid.

In connection with the Service Plus Distributors acquisition in September 2005, $3,700 of the purchase price could be earned within three years of the closing date, contingent upon the occurrence of certain events or the achievement of certain performance targets. In the third quarter of 2006, $1,500 had been earned and will be paid in the fourth quarter of 2006. The remaining balance of $2,200 as of September 30, 2006 will be recorded if and when paid.

Income Taxes

In the normal course of business, the Company and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service (the “IRS”). The IRS completed its review of the Company for the tax years 2000 through 2002. The IRS has proposed changes to these tax years which could result in a tax cost of approximately $16,500, plus a potential penalty of 20% of the tax assessment plus interest. The Company and its advisors believe the Company’s tax position on the issues raised by the IRS is correct and, therefore, the Company will vigorously defend its position. The Company and its advisors believe the Company will prevail on this issue. Any additional impact on the Company’s liability for income taxes cannot presently be determined, but the Company believes the outcome will not have a material impact on its results of operations, financial position or cash flows.

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month and nine-month periods ended September 30, 2006 and 2005, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 1, 2006 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. PricewaterhouseCoopers LLP has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of September 30, 2006, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2006 and 2005 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. This interim financial information is the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP Hartford, Connecticut November 1, 2006

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

Third Quarter 2006 Highlights

In the third quarter, the Company achieved record sales of $322.0 million, an increase of 18.6% over the 2005 period, reflecting incremental sales from recent acquisitions and organic sales growth within all three business segments. This sales growth, along with operational improvements and cost reductions resulted in a year-over-year increase in operating income of 57.1%.

In July 2006, the Company acquired the KENT Division of Premier Farnell. KENT distributes adhesives, sealants, specialty cleaning chemicals, abrasives, tools and other consumables to the European transportation aftermarket and industrial maintenance market. KENT is being integrated into the Barnes Distribution segment.

Barnes Aerospace added to its aftermarket RSP agreements by entering into an additional aftermarket RSP agreement with General Electric, further expanding its long-term position for aftermarket sales of aircraft engine parts.

RESULTS OF OPERATIONS

SALES

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Barnes Distribution	$135.4	$114.0	$21.4	18.8%	$385.3	$340.9	$44.4	13.0%
Associated Spring	112.0	100.2	11.8	11.7%	335.1	321.3	13.8	4.3%
Barnes Aerospace	77.2	59.3	17.9	30.2%	218.0	171.2	46.8	27.3%
Intersegment sales	(2.6)	(2.0)	(0.6)	(25.8)%	(7.6)	(7.6)	0.0	0.8%

Total	$322.0	$271.5	$50.5	18.6%	$930.8	$825.8	$105.0	12.7%

The Company reported net sales of $322.0 million in the third quarter of 2006, an increase of $50.5 million, or 18.6%, over the third quarter of 2005. The sales increase reflected $23.9 million from recent acquisitions, $23.2 million of organic sales growth and $3.4 million from the strengthening of foreign currencies against the U.S. Dollar, mainly in Canada, Europe and Brazil. The third quarter 2005 acquisitions of Toolcom and Service Plus Distributors and the 2006 acquisition of KENT added $16.3 million of incremental sales to Barnes Distribution while the Heinz Hänggi acquisition in 2006 contributed $7.6 million of incremental sales to Associated Spring.

Sales for the nine months ended September 30, 2006 were $930.8 million, an increase of $105.0 million, or 12.7%, over the 2005 period driven by $58.5 million of organic sales growth and $40.7 million from acquisitions. Toolcom, Service Plus Distributors and KENT added $28.4 million of incremental sales to Barnes Distribution while the Heinz Hänggi acquisition contributed $12.3 million of incremental sales to Associated Spring. Additionally, the strengthening of foreign currencies against the U.S. Dollar contributed approximately $5.8 million of incremental sales.

Expenses and Operating Income

(in millions)	Three months ended September 30,				Nine months ended September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
		As Adjusted				As Adjusted
Cost of sales	$203.5	$172.1	$31.4	18.3%	$592.5	$526.6	$65.9	12.5%
% of sales	63.2%	63.4%			63.7%	63.8%

Gross profit	$118.6	$99.4	$19.2	19.2%	$338.3	$299.2	$39.1	13.1%
% of sales	36.8%	36.6%			36.3%	36.2%

Selling and administrative expenses	$88.0	$80.0	$8.0	10.0%	$250.9	$238.8	$12.1	5.1%
% of sales	27.3%	29.5%			26.9%	28.9%

Operating income	$30.6	$19.5	$11.1	57.1%	$87.4	$60.4	$27.0	44.6%
% of sales	9.5%	7.2%			9.4%	7.3%

Operating income was $30.6 million in the third quarter of 2006, an increase of 57.1% over 2005. For the year-to-date period, operating income improved to $87.4 million, a 44.6% increase. All three business segments contributed to the increase in operating income. Operating income margin for the quarter improved to 9.5% from 7.2% a year ago and on a year-to-date basis to 9.4% from 7.3%.

Cost of sales increased 18.3% in the third quarter of 2006 over the same period in 2005, in line with the 18.6% increase in sales. Overall gross profit margins improved 0.2 percentage points, a result of gross profit margins improvements at all three business segments which was due in part to sales mix changes and operating efficiencies. Additionally, the 2005 result includes an adjustment to accounts payable and cost of sales at Barnes Distribution to correct inaccuracies in recording inventory receipts from 2000 through 2005. This adjustment reduced cost of sales by $1.8 million in 2005.

Selling and administrative expenses increased 10.0% in the third quarter, but declined 2.2 percentage points when measured as a percentage of sales. This reduction was due in part to lower stock-based compensation expense and lower expenses as a percentage of sales at Associated Spring and Barnes Aerospace.

Other Income/Expense

Other income, net of other expense, decreased in the three-month period ended September 30, 2006 as compared to the 2005 period as a result of foreign exchange losses in the 2006 period compared to foreign exchange gains in the 2005 period and lower interest income in 2006. For the nine-month period, other income, net of other expenses, decreased mainly as a result of the sale of the Company’s investment in NASCO in the second quarter of 2005 which resulted in a gain of $8.9 million.

Interest expense increased in 2006 compared to 2005 due to higher average borrowings used primarily to fund recent acquisitions.

Income Taxes

The Company’s effective tax rate for the first nine months of 2006 was 21.7% compared with 21.9% for the corresponding period in 2005, and 20.0% for the full year 2005. The 2006 and 2005 effective tax rates include certain discrete items including, in 2005, the tax impact of the gain on the sale of the NASCO joint venture offset, in part, by the tax benefits related to the Company being awarded multi-year Pioneer tax status in the Republic of Singapore. The 2006 discrete items include the tax benefits related to the Company being awarded additional multi-year Pioneer tax status in the Republic of Singapore. The major item that could impact the future tax rates is the mix of income between the U.S. and the various foreign operations.

In the normal course of business, the Company and its subsidiaries are examined by various tax authorities, including the IRS. The IRS completed its review of the Company for the tax years 2000 through 2002. The IRS has proposed changes to these tax years which could result in a tax cost of approximately $16.5 million, plus a potential penalty of 20% of the tax assessment plus interest. The Company and its advisors believe the Company’s tax position on the issues raised by the IRS is correct and, therefore, the Company will vigorously defend its position. The Company and its advisors believe the Company will prevail on this issue. Any additional impact on the Company’s liability for income taxes cannot presently be determined, but the Company believes the outcome will not have a material impact on its results of operations, financial position or cash flows.

Net Income and Net Income Per Share

(in millions, except per share)	Three months ended September 30,				Nine months ended September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
		As Adjusted				As Adjusted
Net income	$18.9	$15.4	$3.5	22.5%	$55.3	$44.5	$10.8	24.5%

Net income per share:
Basic	$.36	$.32	$.04	12.5%	$1.10	$.95	$.15	15.8%
Diluted	.35	.31	.04	12.9%	1.06	.91	.15	16.5%

Average common shares outstanding:
Basic	51.9	47.4	4.5	9.4%	50.2	47.0	3.2	6.8%
Diluted	53.5	49.6	3.9	7.8%	52.4	48.7	3.7	7.5%

Net income increased 22.5% in the third quarter of 2006 compared to 2005. An increase in basic and diluted average shares outstanding adversely impacted the increase in earnings per share when compared to the increase in net income. Basic and diluted average shares outstanding increased 9.4% and 7.8%, respectively, as a result of 1,628,676 (post-stock split) shares issued for the Heinz Hänggi acquisition and shares issued for employee stock plans.

The 2005 third quarter included $2.6 million ($0.05 per diluted share) of Singapore Pioneer Status tax benefit that related to income reported in prior periods and the $1.1 million after-tax ($0.02 per diluted share) favorable adjustment to cost of sales at Barnes Distribution. The 2005 year-to-date period included $1.4 million ($0.03 per diluted share) of Singapore Pioneer Status tax benefit related to income reported in periods prior to January 1, 2005, the $1.1 million after-tax ($0.02 per diluted share) favorable adjustment to cost of sales at Barnes Distribution and the after-tax impact of the gain on the sale of NASCO of $4.0 million ($0.08 per diluted share).

Financial Performance by Business Segment

Barnes Distribution

(in millions)	Three months ended September 30,				Nine months ended September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
		As Adjusted				As Adjusted
Sales	$135.4	$114.0	$21.4	18.8%	$385.3	$340.9	$44.4	13.0%
Operating profit	9.2	7.4	1.8	24.4%	27.0	18.4	8.6	46.8%
Operating margin	6.8%	6.5%			7.0%	5.4%

Barnes Distribution achieved sales of $135.4 million in the third quarter of 2006, an 18.8% increase over the third quarter of 2005 reflecting sales from acquisitions of 14.3%, organic sales growth of 3.1% and the favorable impact of foreign currencies of 1.4%. Sales were $385.3 million in the first nine months of 2006, a 13.0% increase over the comparable 2005 period. Sales growth in the third quarter of 2006 as compared to the 2005 period was driven by incremental sales from the 2005 acquisitions of Toolcom and Service Plus Distributors and the 2006 acquisition of KENT of $16.3 million and organic sales growth of $3.5 million. Organic sales growth in the three-month and nine-month periods was driven by further market penetration in North America, particularly in Corporate accounts and Tier II relationships. Foreign currency favorably impacted sales by approximately $1.6 million in the third quarter of 2006.

Barnes Distribution’s operating profit for the third quarter of 2006 increased 24.4% and operating profit in the first nine months of 2006 increased 46.8%. Operating profit increases in both periods were positively impacted by contributions from recent acquisitions, higher sales and lower stock-based compensation expense. Partially offsetting these factors was a shift in the business mix and additional supplier costs which were not offset fully by higher selling prices. Additionally, as discussed previously, in the third quarter of 2005, Barnes Distribution recorded the out-of-period $1.8 million reduction to costs of sales which positively impacted operating profit.

Outlook: Barnes Distribution continues to focus on organic sales growth with an emphasis on expanding its strategic growth initiatives, including Corporate accounts and Tier II relationships, and its team selling model. In addition, management is aggressively pursuing product cost recovery through higher pricing. Organic growth may be impacted by the health of the economies in which Barnes Distribution operates. The acquisition of Premier Farnell’s KENT division in the third quarter of 2006 will further enhance Barnes Distribution’s European presence. Operating profit is expected to be positively impacted by the KENT acquisition, investments in operational efficiencies and pricing efforts. The integration of KENT is proceeding as planned; however costs associated with the integration may negatively impact operating profits in the near-term.

Associated Spring	Three months ended September 30,				Nine months ended September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
(in millions)		As Adjusted				As Adjusted
Sales	$112.0	$100.2	$11.8	11.7%	$335.1	$321.3	$13.8	4.3%
Operating profit	10.1	5.5	4.6	81.9%	29.9	24.1	5.8	24.1%
Operating margin	9.0%	5.5%			8.9%	7.5%

Associated Spring’s sales for the third quarter of 2006 were $112.0 million, an 11.7% increase over the third quarter of 2005, and $335.1 million for the first nine months of 2006, a 4.3% increase over the comparable period of 2005. The third quarter 2006 sales included incremental sales from the Heinz Hänggi acquisition of $7.6 million. Organic sales grew approximately $2.4 million, or 2.4%, in the third quarter of 2006, primarily the result of increased sales in the traditional operations. Foreign currency favorably impacted sales by approximately $1.8 million in the third quarter of 2006.

Associated Spring’s operating profit was $10.1 million in the third quarter of 2006, an 81.9% increase from the comparable 2005 period. The higher operating profit reflects the profit contribution from the recent acquisition of Heinz Hänggi, higher profits at traditional operations and lower stock-based compensation expense compared to the year-ago period. This was offset, in part, by $0.6 million of reorganization costs related to a plant closure and costs for the transfer of certain production to lower-cost facilities. On a year-to-date basis, operating profit increased 24.1% to $29.9 million primarily as a result of similar profit contribution trends and lower operating profit from the specialty operations.

Outlook: Management continues to focus on broad-based growth in its specialty and traditional operations. Specialty operations continue to improve from a slowdown in sales during the first half of 2006, a trend that management expects to continue based upon customer order forecasts, new program wins and an increasing backlog. Associated Spring continues to strengthen its specialty operations through investments in capacity, geographic expansion and acquisitions, such as the second quarter 2006 acquisition of Heinz Hänggi which expanded its product scope and geographic presence. While management expects continued modest sales growth in its traditional business in the fourth quarter, decreases are expected from the heavy duty truck market in 2007. Management continues to focus on profitable sales growth through increased product pricing and improving the operational performance of its businesses through the transfer of certain production to lower-cost facilities and other productivity initiatives. The reorganization of Barnes Precision Valve is substantially complete and is expected to be finalized by the end of 2006. The additional cost of completing this restructuring in the fourth quarter is estimated to be approximately $0.4 million.

Barnes Aerospace

(in millions)	Three months ended September 30,				Nine months ended September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
		As Adjusted				As Adjusted
Sales	$77.2	$59.3	$17.9	30.2%	$218.0	$171.2	$46.8	27.3%
Operating profit	11.3	6.6	4.7	71.9%	30.5	18.1	12.4	68.0%
Operating margin	14.7%	11.1%			14.0%	10.6%

Barnes Aerospace’s third quarter 2006 sales were $77.2 million, a 30.2% increase over the third quarter of 2005, and $218.0 million for the first nine months of 2006, a 27.3% increase over the comparable 2005 period. The third quarter and year-to-date sales increases reflect growth in aftermarket sales of 75.9% and 57.3%, respectively, driven by higher RSP sales and increased overhaul and repair sales. Sales to original equipment manufacturers (“OEMs”) increased 15.4% and 17.7%, respectively, for the quarter and year-to-date periods on the strength of the OEM backlog. Barnes Aerospace generated orders of $118.6 million in the third quarter, which included $68.0 million of commercial OEM orders driven in large part by orders received through a new strategic supply agreement with the Goodrich Aerostructures Group of Rohr, Inc. Direct and indirect military orders were $25.8 million, a 54% increase over the 2005 third quarter. The order backlog at Barnes Aerospace at the end of the third quarter of 2006 was $367.7 million, up 36.5% from $269.3 million at December 31, 2005. Approximately 58% of the backlog at September 30, 2006 is expected to be shipped within the next 12 months.

Barnes Aerospace’s third quarter 2006 operating profit was $11.3 million, a 71.9% increase from the 2005 period. For the year-to-date period, operating profit in 2006 increased 68.0% to $30.5 million from the comparable 2005 period. In both periods, operating profit was positively impacted by the profit contribution from the high-margin aftermarket RSPs, and the higher sales volume of the aftermarket business.

Outlook: Management expects continued aftermarket sales growth at Barnes Aerospace based on the strength of the overhaul and repair business and the additional RSPs. The overhaul and repair demand is expected to continue to benefit from recent service requirements on certain parts. Similarly, OEM sales are expected to continue to grow as a result of deliveries against the increased OEM backlog. Barnes Aerospace’s participation in a large engine program and other strategic engine programs are expected to positively impact sales. Management is focused on operational improvements and adding capacity to meet increased demand by making capital investments and transferring certain production to Singapore. Operating profits are expected to continue to be positively impacted by the high-margin aftermarket RSPs and contributions from the higher sales volume in the overhaul and repair and OEM businesses. Lead times on raw materials remain long, particularly for titanium. Management continues to attempt to minimize potential exposure to material shortages and price increases through procurement and sales initiatives. Profits could be impacted by raw material prices and availability, the effects of transferring production between facilities, and new product introductions.

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

Cash Flow

(in millions)	Nine months ended September 30,
	2006	2005	$ Change
		As Adjusted
Operating activities	$69.8	$36.9	$32.9
Investing activities	(214.1)	(59.3)	(154.8)
Financing activities	148.9	15.8	133.1
Exchange rate effect	(0.6)	1.8	(2.4)

Increase (decrease) in cash	$4.0	$(4.8)	$8.8

Operating activities provided $69.8 million in cash in the first nine months of 2006 compared to $36.9 million in the first nine months of 2005. In the first nine months of 2006, operating cash flows were positively impacted by the improved operating performance and reduced working capital requirements compared to the 2005 period. The higher usage of working capital in 2005 resulted from a larger investment in inventory at Barnes Aerospace in support of organic sales growth. The year-over-year change in Other operating activities includes the impact of the change in the funding of the Company’s contribution to the Company’s 401(k) Retirement Savings Plan from cash to stock which resulted in a lower usage of cash in 2006.

Cash used by investing activities in the first nine months of 2006 included $96.1 million and $45.2 million, respectively, for the Heinz Hänggi and KENT acquisitions, net of cash acquired. Capital expenditures in the first nine months of 2006 were $32.6 million compared to $18.3 million in the 2005 period. The higher expenditure level in 2006 reflected investments made to increase capacity primarily at Barnes Aerospace. For the Company in total, capital expenditures are expected to be between $40 and $45 million for the full year 2006. Included in investing activities in 2005 is $18.6 million related to the proceeds from the sale of NASCO. Participation fee payments related to the aftermarket RSPs were $35.4 million, which was $4.9 million lower than the 2005 period. At September 30, 2006, the Company had a $48.6 million liability payable in 2006 and 2007 for participation fees under the aftermarket RSPs, which is included in accounts payable.

Cash from financing activities in the first nine months of 2006 included a net increase in borrowings of $146.0 million compared to an increase of $27.2 million in the 2005 period. Proceeds from the borrowings in 2006 were used primarily to fund the recent acquisitions and repay borrowings from The Development Bank of Singapore, which became due on June 30, 2006. To a lesser extent, borrowings were also used to finance operating activities in the U.S., particularly working capital requirements, as well as to fund capital expenditures and dividends. Proceeds from the issuance of common stock increased $18.2 million to $23.1 million in 2006 as a result of stock option exercises. Total cash used to pay dividends increased in the 2006 period to $18.3 million from $14.6 million in the 2005 period due to an increase in the quarterly dividend to $0.125 per share (effected for the stock split) and the increase in the number of shares outstanding.

At September 30, 2006, the Company held $32.2 million in cash and cash equivalents, nearly all of which are held outside of the U.S. Since the repatriation of this cash to the U.S. would have adverse tax consequences, the balances remain outside the U.S. to fund future international growth investments, including capital expenditures, acquisitions and aftermarket RSP participation fees.

The Company maintains borrowing facilities with banks to supplement internal cash generation. During the second quarter of 2006, the Company entered into an amended and restated revolving credit agreement which increased the available bank credit to $400.0 million. At September 30, 2006, $198.0 million was borrowed at an interest rate of 6.19% under this borrowing facility which matures in January 2011. The Company did not have any borrowings under uncommitted short-term bank credit lines at September 30, 2006.

Borrowing capacity is limited by various debt covenants in the revolving credit agreement. The most restrictive borrowing covenant requires the Company to maintain a ratio of Total Debt to EBITDA, as defined in the revolving credit agreement, of not more than 4.00 times at September 30, 2006. The ratio requirement will decrease to 3.75 times for any fiscal quarter ending after September 30, 2007. The actual ratio at September 30, 2006 was 2.69 times and would have allowed additional borrowings of $212.0 million.

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

Stock-Based Compensation: The Company accounts for its stock-based employee compensation plans at fair value on the grant date and recognizes the related cost in its statement of operations in accordance with SFAS No. 123R, “Share-Based Payment,” which the Company adopted effective January 1, 2006 utilizing the modified retrospective method. The Company previously accounted for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. The fair values of stock options are estimated using the Black-Scholes option-pricing model. The fair values of other stock awards are estimated based on the market value of the Company’s stock price on the grant date. See Note 3 of the Notes to the Consolidated Financial Statements of this Quarterly Report for further discussion.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements and is effective for the Company for the year ending December 31, 2006. The Company is currently evaluating the impact this SAB will have on the Company’s financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This Statement will be effective for the Company in 2008. The Company is currently evaluating the impact this Statement will have on the Company’s financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in its statement of financial position and to recognize changes in the funded status on comprehensive income in the year in which the changes occur. This Statement will be effective for the Company for the year ending December 31, 2006. The Company is currently evaluating the impact this Statement will have on the Company’s financial position, results of operations and cash flows.

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the first nine months of 2006 were $118.2 million compared to $95.6 million in the first nine months of 2005. Included in the $95.6 million in 2005 is $8.9 million related to the gain on the sale of NASCO, the $2.6 million tax benefit related to the Pioneer Status in Singapore and the $1.8 million favorable adjustment to cost of sales at Barnes Distribution. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus income taxes, interest expense and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company’s operating performance. The Company’s definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company’s net income (in millions):

	Nine months ended September 30,
	2006	2005
		As Adjusted
Net income	$55.3	$44.5
Add back:
Income taxes	15.3	12.4
Depreciation and amortization	30.7	25.8
Interest expense	16.9	12.9

EBITDA	$118.2	$95.6

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the Company’s exposure to market risk during the first nine months of 2006. For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon, and as of the date of, that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, (i) is recorded, processed, summarized and reported as and when required, and (ii) is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid Per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
July 1-31, 2006	—		$—	—	561,552
August 1-31, 2006	4,949		$16.23	1,100	560,452
September 1-30, 2006	638		$16.71	—	560,452

Total	5,587	(2)	$16.29	1,100

(1)	Share and per-share amounts reflect the two-for-one stock split in the second quarter of 2006.

(2)	Other than 1,100 shares purchased in the third quarter of 2006 which were purchased as part of the Company’s publicly announced plan, all acquisitions of equity securities during the third quarter of 2006 were the result of the operation of the terms of the Company’s stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of the exercise of the option.

(3)	The program was publicly announced on April 12, 2001 authorizing repurchase of up to 1 million shares of its common stock. The 2-for-1 stock split did not impact these amounts.

Item 6. Exhibits

(a) Exhibits

Exhibit 15	Letter regarding unaudited interim financial information.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date: November 3, 2006	/S/ WILLIAM C. DENNINGER
William C. Denninger Senior Vice President, Finance Chief Financial Officer (the principal Financial Officer)

Date: November 3, 2006	/S/ FRANCIS C. BOYLE, JR.
Francis C. Boyle, Jr. Vice President, Controller (the principal Accounting Officer)

EXHIBIT INDEX

Barnes Group Inc.

Quarterly Report on Form 10-Q

For Quarter ended September 30, 2006

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