Form 10-K
period 2006-12-31
BARNES GROUP INC
filed 2007-02-26
CIK 9984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the close of business on June 30, 2006 was approximately $904,931,137, based on the closing price of the Common Stock on the New York Stock Exchange on that date. The registrant does not have any non-voting common equity.

The registrant had outstanding 52,619,283 shares of common stock as of February 21, 2007.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 9, 2007 are incorporated by reference into Part III.

Barnes Group Inc.

Index to Form 10-K

Year Ended December 31, 2006

PART I

Item 1. Business

THE COMPANY(1)

The Company is an international diversified aerospace and industrial products manufacturer and distributor serving a wide range of end markets and customers. Founded in 1857 and headquartered in Bristol, Connecticut, the Company was organized as a Delaware corporation in 1925. The Company has paid cash dividends to stockholders on a continuous basis since 1934. As of December 31, 2006, the Company had 6,666 employees at 71 locations worldwide. The Company consists of three operating segments:

Barnes Distribution, an international, full-service vendor managed inventory (“VMI”) distributor of maintenance, repair, operating and production supplies (“MROP”);

Associated Spring, a global provider of precision components for critical applications and one of the world’s largest manufacturers of precision mechanical and nitrogen gas products; and

Barnes Aerospace, a specialized manufacturer and repairer of highly engineered components and assemblies for aircraft engines, airframes and land-based industrial gas turbines.

BARNES DISTRIBUTION

Barnes Distribution is an industry leader in the distribution of maintenance, repair, operating and production supplies. Since 1927, it has grown to be one of the largest value-added MROP distributors in North America, providing a wide variety of high-volume replacement parts and other products as well as inventory management and logistic services to a diversified customer base. Barnes Distribution also distributes products in 40 countries supported by distribution or sales centers in the United Kingdom, Canada, France, Spain, Mexico, Singapore, Brazil, China, Germany, Belgium, Italy and Denmark.

Barnes Distribution distributes approximately 150,000 stocked replacement parts and other products and has developed or acquired quality brand names such as Bowman®, Curtis®, Kar® Products, Mechanics Choice®, Autoliaisons, Motalink, and KENT. These parts and products include fasteners, electrical supplies, hydraulic components, chemicals and security products. Die springs and nitrogen gas springs, mechanical struts and standard parts, such as coil and flat springs, are distributed under the brand names of Raymond® and SPEC®. Most of the products sold under the Raymond and SPEC brand names are manufactured by Associated Spring. With the exception of the products from Associated Spring, the products sold by Barnes Distribution are obtained from outside suppliers.

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

Barnes Distribution offers an array of service options, built around a VMI business model, which are designed to improve the productivity of its customers while substantially reducing procurement and transaction costs. Barnes Distribution has a well-diversified customer base ranging from small repair shops to the largest railroads, utilities, food processors, chemical producers, and vehicle fleet operators. Barnes Distribution’s products are sold through its technically-trained direct sales force of over 1,700 employees and through its distributors.

(1)

As used in this annual report, “Company” refers to the registrant and its consolidated subsidiaries except where the context requires otherwise, and “Barnes Distribution,” “Associated Spring,” and “Barnes Aerospace,” refer to the registrant’s businesses, but not to separate corporate entities.

ASSOCIATED SPRING

Associated Spring is a global provider of precision components for critical applications; the largest manufacturer and supplier of precision mechanical springs, compressor reed valves, and nitrogen gas products based in North America; and among the world’s largest precision mechanical and nitrogen gas products manufacturers. Associated Spring is equipped to produce virtually every type of precision spring, from fine hairsprings for electronics and instruments to large heavy-duty springs for machinery. Associated Spring also manufactures nitrogen gas manifold systems used to precisely control stamping presses; retaining rings that position parts on a shaft or other axis; reed valves that are critical custom-engineered components used in compressors; high-precision punched and fine-blanked components used in transportation and industrial applications; and injection-molded plastic-on-metal and metal-in-plastic components and assemblies used in electronics, medical devices and consumer products.

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

Nearly all of Associated Spring’s products are highly engineered custom solutions that are designed and developed in collaboration with its customers from concept through manufacturing. Associated Spring has a diverse customer base with products purchased primarily by durable goods manufacturers located around the world in industries such as transportation, consumer products, farm equipment, telecommunications, medical devices, home appliances and electronics. In the transportation industry, the customers include both original equipment manufacturers (“OEMs”) and tier suppliers. Sales by Associated Spring to its three largest customers accounted for approximately 21% of its sales in 2006.

Associated Spring has manufacturing operations in the United States, Brazil, Canada, China, Germany, Mexico, Singapore, Sweden, Switzerland and the United Kingdom, and a minority interest of 15% in its former subsidiary in Argentina.

Associated Spring competes with many large and small companies engaged in the manufacture and sale of custom metal components and assemblies. Associated Spring competes on the basis of quality, service, reliability of supply, technology, innovation, design and cost.

BARNES AEROSPACE

Barnes Aerospace produces precision-machined and fabricated components and assemblies for OEM turbine engine, airframe and industrial gas turbine builders throughout the world, and the military. Barnes Aerospace also provides jet engine component overhaul and repair services for many of the world’s major turbine engine manufacturers, commercial airlines and the military. Barnes Aerospace participates in aftermarket Revenue Sharing Programs (“RSPs”) with General Electric Company (“General Electric”) under which Barnes Aerospace receives the exclusive right to supply designated aftermarket parts for the life of the related aircraft engine program. Barnes Aerospace products and services are sold primarily through its sales force. Sales by Barnes Aerospace to General Electric accounted for approximately 61% of its sales in 2006.

Barnes Aerospace’s machining and fabrication operations, with facilities in Arizona, Connecticut, Michigan, Ohio, Utah and Singapore, produce critical engine and airframe components through technically advanced processes such as creep-feed grinding, multi-axis milling and turning, and electrical discharge machining. Barnes Aerospace also specializes in hot and cold forming of complex parts made from difficult-to-process materials such as titanium, cobalt, inconel, and other aerospace alloys. Additional capabilities include superplastic forming and diffusion bonding, machining of high temperature superalloys and various automated and manual welding processes. Customers include airframe and gas turbine engine manufacturers for commercial and military jets, business jets, and land-based industrial gas turbines. Barnes Aerospace has long-standing customer relationships which enable Barnes Aerospace to participate in the design phase of components and assemblies through which customers are provided with manufacturing research, testing and evaluation.

Barnes Aerospace’s OEM business competes with both the leading jet engine OEMs and a large number of machining and fabrication companies. Competition is based mainly on quality, engineering and technical capability, product breadth, service and price.

Barnes Aerospace’s aftermarket facilities, located in Connecticut, Ohio and Singapore, specialize in the refurbishment of select jet engine components such as cases, rotating air seals, honeycomb air seals and housings. Processes performed at these facilities include electron beam welding, plasma coating, vacuum brazing and water jet cleaning. Customers include airlines and engine overhaul businesses throughout the world and the military.

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

FINANCIAL INFORMATION

The backlog of the Company’s orders believed to be firm at the end of 2006 was $496 million as compared with $356 million at the end of 2005. Of the 2006 year-end backlog, $403 million was attributable to Barnes Aerospace and the balance was attributable to Associated Spring. Barnes Aerospace’s backlog included $167 million which is scheduled to be shipped after 2007. Substantially all of the remainder of the Company’s backlog is scheduled to be shipped during 2007. General Electric and its affiliates accounted for 14% of the Company’s total sales in 2006.

The Company continues to expand its global manufacturing footprint to service its worldwide customer base. The global economies have a significant impact on the financial results of the business. Outside of North America, Barnes Distribution has a significant amount of business within Europe; Associated Spring has manufacturing operations in Europe, Asia, and South America; and Barnes Aerospace has significant manufacturing locations in the Republic of Singapore. For an analysis of the Company’s revenue from sales to external customers, operating profit and assets by business segment as well as revenues from sales to external customers and long-lived assets by geographic area, see Note 17 of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K (“Annual Report”).

ACQUISITIONS

On May 17, 2006, the Company completed its acquisition of Heinz Hänggi GmbH, Stanztechnik (formerly Heinz Hänggi AG, Stanztechnik) (“Heinz Hänggi”) of Bettlach, Switzerland, a developer and manufacturer of high-precision punched and fine-blanked components, and a producer of orifice plates used in fuel injectors. Heinz Hänggi is being integrated into the Associated Spring segment. On July 31, 2006, the Company acquired the KENT Division of Premier Farnell (“KENT”), a distributor of adhesives, sealants, specialty cleaning chemicals, abrasives, tools and other consumables to the European transportation aftermarket and industrial maintenance market. KENT is being integrated into the Barnes Distribution segment. On November 27, 2006, the Company acquired the assets of the Nitropush product line of nitrogen gas springs from Orflam Industries of France (“Nitropush”). The Nitropush product line is being integrated into the Associated Spring business segment. For more information regarding the acquisitions, see Note 4 of the Notes to the Consolidated Financial Statements of this Annual Report.

RAW MATERIALS

The principal raw materials used by Associated Spring to manufacture its products are high-grade steel spring wire and flat rolled steel. The principal raw materials used by Barnes Aerospace to manufacture its products are titanium and inconel; however, Barnes Aerospace also requires special materials such as cobalt and other complex aerospace alloys. Many of the products distributed by Barnes Distribution are made of steel, copper or brass. Prices for steel, titanium and inconel, as well as other specialty materials, have periodically increased in the past due to higher demand and, in some cases, reduction of the availability of materials. If this combination of events occurs, the availability of certain raw materials used or distributed by the Company or products sold by the Company may be negatively impacted.

RESEARCH AND DEVELOPMENT

Although most of the products manufactured by the Company are custom parts made to customers’ specifications, the Company is engaged in continuing efforts aimed at discovering and implementing new knowledge that is useful in developing new products or services and significantly improving existing products or services. In particular, Associated Spring’s Product Development Center is focused on design, development, and prototype work and testing of new products and material for the Associated Spring segment. The Company spent approximately $6 million on research and development activities in each of 2006, 2005 and 2004.

PATENTS AND TRADEMARKS

Patents, trademarks, licenses, franchises and concessions are not significant to any of the Company’s businesses.

EXECUTIVE OFFICERS OF THE COMPANY

For information regarding the Executive Officers of the Company, see Part III, Item 10 of this Annual Report.

ENVIRONMENTAL

Compliance with federal, state, and local laws, as well as those of other countries, which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect, and is not expected to have a material effect, upon the capital expenditures, earnings, or competitive position of the Company.

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

FORWARD-LOOKING STATEMENTS

This Annual Report may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. The risks and uncertainties, which are described in this Annual Report, include, among others, uncertainties arising from the behavior of financial markets; future financial performance of the industries or customers that we serve; changes in market demand for our products and services; integration of acquired businesses; changes in raw material prices and availability; our dependence upon revenues and earnings from a small number of significant customers; uninsured claims; and numerous other matters of global, regional or national scale, including those of a political, economic, business, competitive, regulatory and public health nature. The Company assumes no obligation to update our forward-looking statements.

Item 1A. Risk Factors

Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impact our business and operations.

RISKS RELATED TO OUR BUSINESS

We depend on revenues and earnings from a small number of significant customers. Any loss, cancellation, reduction or delay in purchases by these customers could harm our business. In each of 2006 and 2005, our net sales to General Electric and its subsidiaries accounted for 14% of our total sales for each of those years. Approximately 21% of Associated Spring’s sales in 2006 were from Associated Spring’s three largest customers, and approximately 61% of Barnes Aerospace’s sales in 2006 were from General Electric. Some of our success will depend on our continued ability to develop and manage relationships with significant customers. We cannot assure you that we will be able to retain our largest customers. Some of our customers may in the future shift their purchases from us to our competitors, in-house or to other sources. Our sales agreements provide that until a firm order is placed by a customer for a particular product, the customer may unilaterally reduce or discontinue its projected purchases without penalty. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with new customers, or future price concessions we make to retain customers could significantly reduce our sales and profitability.

Our ability to execute on capacity expansion and transfer of work initiatives may affect future revenues and profitability. Effective capacity planning and execution and the transfer of work among facilities are key components for meeting customer demand. If we are unable to effectively meet capacity requirements or transfer work among facilities it may adversely impact our net sales, results of operations and cash flows.

The global nature of our business exposes us to foreign currency fluctuations that may affect our future revenues and profitability. We have manufacturing, sales and distribution facilities around the world, and the majority of our foreign operations use the local currency as their functional currency. These include, among others, the Canadian dollar, Euro, British pound, Singapore dollar, Swedish krona, Mexican peso and Brazilian real. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies expose us to translation risk when the local currency financial statements are translated to U.S. dollars, our functional currency. Changes in currency exchange rates may also expose us to transaction risk. We may buy protecting or offsetting positions or hedges in certain currencies to reduce our exposure to currency exchange fluctuations; however, these transactions may not be adequate or effective to protect us from the exposure for which they are purchased. We have not engaged in any speculative hedging activities. Currency fluctuations may impact our revenues and profitability in the future.

Our operations depend on our manufacturing, distribution, sales and service facilities in various parts of the world which are subject to physical, financial, regulatory and other risks that could disrupt our operations. During 2006, approximately 34% of our sales were from facilities outside of the United States. Also, we have twelve manufacturing facilities and twenty distribution centers outside the United States and Canada. The international scope of our business subjects us to risks such as threats of war, terrorism or instability of governments and legal systems in countries in which we or our customers conduct business. In addition, because we depend upon our information systems to help process orders, to manage inventory and accounts receivables collections, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations, and to help provide superior service to our customers, any disruption in the operation of our information systems, including widespread power outages, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Some of our facilities are located in areas that may be affected by natural disasters, including earthquakes or tsunamis, which could cause significant damage and disruption to the operations of those facilities which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, some of our manufacturing equipment and tooling is custom made and is not readily replaceable. Loss of such equipment or tooling could have a negative impact on our manufacturing business, financial condition, results of operations and cash flows.

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

Our significant international operations and assets subject us to additional financial and regulatory risks. We have operations and assets in various parts of the world. In addition, we sell our products and services in foreign countries and seek to increase our level of international business activity. Accordingly, we are subject to various risks, including: U.S.-imposed embargoes of sales to specific countries; foreign import controls (which may be arbitrarily imposed or enforced); import regulations and duties; export regulations (which require us to comply with stringent licensing regimes); anti-dumping regulations; price and currency controls; exchange rate fluctuations; dividend remittance restrictions; expropriation of assets; war, civil uprisings and riots; government instability; the necessity of obtaining governmental approval for new and continuing products and operations; legal systems or decrees, laws, taxes, regulations, interpretations and court decisions that are not always fully developed and that may be retroactively or arbitrarily applied; and difficulties in managing a global enterprise. We have experienced inadvertent violations of some of these regulations, including export regulations and regulations prohibiting air transport of aerosol products, in the past, none of which have had or, we believe, will have a material adverse effect on our business. However, any significant violations of these regulations in the future could result in civil or criminal sanctions, the loss of export or other licenses which could have a material adverse effect on our business. We may also be subject to unanticipated income taxes, excise duties, import taxes, export taxes or other governmental assessments. In addition, our organizational structure may limit our ability to transfer funds between countries, particularly into and out of the United States, without incurring adverse tax consequences. Any of these events could result in a loss of business or other unexpected costs that could reduce sales or profits and have a material adverse effect on our financial condition, results of operations and cash flows.

Changes in the availability or price of materials and energy resources could adversely affect our costs and profitability. We may be adversely affected by the availability or price of raw materials and energy resources, particularly related to certain manufacturing operations that utilize high-grade steel spring wire and titanium. The availability and price of raw materials and energy resources may be subject to curtailment or change due to, among other things, new laws or regulations, global economic or political events including strikes, terrorist attacks and war, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. In some instances there are limited sources for raw materials and a limited number of primary suppliers for some of our products for resale. Although we are not dependent upon any single source for any of our principal raw materials or products for resale, and such materials and products have, historically, been readily available, we cannot assure you that such raw materials and products will continue to be readily available. Disruption in the supply of raw materials, products or energy resources or our inability to come to favorable agreements with our suppliers could impair our ability to manufacture, sell and deliver our products and require us to pay higher prices. Any increase in prices for such raw materials, products or energy resources could materially affect our costs and our profitability.

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

We have significant indebtedness that could affect our operations and financial condition. At December 31, 2006, we had consolidated debt and capitalized lease obligations of $427.1 million, representing approximately 45% of our total capital (indebtedness plus stockholders’ equity) as of that date. We may incur additional indebtedness to finance future acquisitions. Our level of indebtedness and the significant debt servicing costs associated with that indebtedness could have important effects on our operations and financial condition and may adversely affect the value or trading price of our outstanding equity securities and debt securities. For example, our indebtedness could require us to dedicate a substantial portion of our cash flows from operations to payments on our debt, thereby reducing the amount of our cash flows available for working capital, capital expenditures, acquisitions, dividends and other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in the industries in which we compete; place us at a competitive disadvantage compared to our competitors, some of whom have lower debt service obligations and greater financial resources than we do; limit our ability to borrow additional funds; or increase our vulnerability to general adverse economic and industry conditions.

Our failure to meet certain financial covenants required by our debt agreements may materially and adversely affect our assets, financial position and cash flows. Certain of our debt arrangements require us to maintain certain interest coverage and leverage ratios and a minimum net worth and limit our ability to incur debt, make investments or undertake certain other business activities. These requirements could limit our ability to obtain future financing and may prevent us from taking advantage of attractive business opportunities. Our ability to meet the financial covenants or requirements in our debt arrangements may be affected by events beyond our control, and we cannot assure you that we will satisfy such covenants and requirements. A breach of these covenants or our inability to comply with the restrictions could result in an event of default under our debt arrangements, which in turn could result in an event of default under the terms of our other indebtedness. Upon the occurrence of an event of default under our debt arrangements, after the expiration of any grace periods, our lenders could elect to declare all amounts outstanding under our debt arrangements, together with accrued interest, to be immediately due and payable. If this happens, we cannot assure you that our assets would be sufficient to repay in full the payments due under those arrangements or our other indebtedness.

We have significant goodwill and an impairment of our goodwill could cause a decline in our net worth. Our total assets include substantial goodwill. At December 31, 2006, our goodwill totaled $358.6 million. The goodwill results from our acquisitions, representing the excess of the purchase price we paid over the fair value of the tangible and intangible assets we acquired. We assess whether there has been an impairment in the value of our goodwill during each calendar year or sooner if triggering events warrant. If future operating performance at one or more of our businesses does not meet expectations, we may be required to reflect, under current applicable accounting rules, a non-cash charge to operating results for goodwill impairment. The recognition of an impairment of a significant portion of goodwill would negatively affect our results of operations and total capitalization, the effect of which could be material. A reduction in our stockholders’ equity due to an impairment of goodwill may affect our ability to maintain the required net worth ratios under our debt arrangements.

We could be adversely affected by changes in interest rates. Our profitability may be adversely affected as a result of increases in interest rates. At December 31, 2006, we and our subsidiaries had approximately $427.1 million aggregate principal amount of consolidated debt and capitalized lease obligations outstanding, of which approximately 50% had interest rates that float with the market, either under the terms of the indebtedness or as a result of interest rate swap agreements that were then in force. A 100 basis point increase in the interest rate on the floating rate debt in effect at December 31, 2006 would have resulted in an approximate $2.2 million annualized increase in interest expense.

We may not realize all of the sales expected from our existing Associated Spring and Barnes Aerospace backlog or anticipated orders. At December 31, 2006, Associated Spring had $93.2 million of order backlog and Barnes Aerospace had $403.0 million of order backlog. There can be no assurances that the revenues projected in our backlog will be realized or, if realized, will result in profits. We consider backlog to be firm customer orders for future delivery. From time to time, OEM customers of Associated Spring and Barnes Aerospace provide projections of components and assemblies that they anticipate purchasing in the future under new and existing programs. Such projections are not included in our backlog unless we have received a firm release from our customers. Our customers may have the right under certain circumstances and with certain penalties or consequences to terminate, reduce or defer firm orders that we have in backlog. If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected. Although we strive to maintain ongoing relationships with our customers, there is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in our customers’ business needs or purchasing budgets.

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

We may not recover all of our up-front costs related to new or existing programs. New programs require significant up-front investments and capital expenditures for engineering, design and tooling. As OEMs in the transportation and aerospace industries have looked to suppliers to bear increasing responsibility for the design, engineering and manufacture of systems and components, they have increasingly shifted the financial risk associated with those responsibilities to the suppliers as well. This trend is likely to continue and is most evident in the area of engineering cost reimbursement. Historically, these investments have been fully reimbursed by OEMs, but in the future there may be other mechanisms established by OEMs that could result in less than full reimbursement or no reimbursement. We cannot assure you that we will have adequate funds to make such up-front investments and capital expenditures. In the event that we are unable to make such investments and expenditures, or to recover them through sales or direct reimbursement of our engineering expenses from our customers, our profitability, liquidity and cash flows may be adversely affected. In addition, we incur costs and make capital expenditures for new program awards based upon certain estimates of production volumes. While we attempt to recover such costs and capital expenditures by appropriately pricing our products, the prices of our products are based in part upon planned production volumes. If the actual production is significantly less than planned, we may be unable to recover such costs. In addition, because a significant portion of our overall costs is fixed, declines in our customers’ production levels can adversely affect the level of our reported results even if our up-front investments and capital expenditures are recovered.

We may not recover all of our up-front costs related to RSPs. Our total commitments in RSP participation fees as of December 31, 2006 equaled $190.2 million, of which $163.1 million had been paid at such time. We participate in aftermarket RSPs under which we receive an exclusive right to supply designated aftermarket parts to a large aerospace manufacturer over the life of an aircraft engine program. As consideration, we pay participation fees, which are recorded as long-lived intangible assets, and are recognized as a reduction to sales over the life of the program. The recoverability of the asset is dependent upon future revenues related to the program’s aftermarket parts. The potential exists that actual revenues will not meet expectations. A shortfall in future revenues may result in the failure to recover the total amount of the investments, which could adversely affect our financial condition and results of operations and cash flows.

We face risks of cost overruns and losses on fixed-price contracts. We sell certain of our products under firm, fixed-price contracts providing for a fixed price for the products regardless of the production or purchase costs incurred by us. The cost of producing products may be adversely affected by increases in the cost of labor, materials, fuel, outside processing, overhead and other factors, including manufacturing inefficiencies. Increased production costs may result in cost overruns and losses on contracts.

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

Any product liability claims in excess of insurance may adversely affect our financial condition. Our operations expose us to potential product liability risks that are inherent in the design, manufacture and sale of our products and the products we buy from third parties and sell to our customers. For example, we may be exposed to potential liability for personal injury or death as a result of the failure of a spring or other part in a vehicle or an aircraft component designed, manufactured or sold by us or the failure of an aircraft component that has been serviced by us or the components, including potentially hazardous substances, in a product purchased by us and sold by us to one of our customers. While we believe that our liability insurance is adequate to protect us from these liabilities, our insurance may not cover all liabilities. Additionally, insurance coverage may not be available in the future at a cost acceptable to us. Any material liability not covered by insurance or for which third-party indemnification is not available could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business, financial condition, results of operations and cash flows could be adversely impacted by strikes or work stoppages. Approximately 13% of our U.S. employees are covered by collective bargaining agreements and 45% of our non-U.S. employees are covered by collective bargaining agreements or statutory trade union agreements. We are currently negotiating a collective bargaining agreement with unionized employees at our Burlington, Ontario facility, representing a total of 74 employees. Although we believe that our relations with our employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, or that such negotiations will not result in significant increases in the cost of labor, including healthcare, pensions or other benefits. Any potential strikes or work stoppages, and the resulting adverse impact on our relationships with customers, could have a material adverse effect on our business, financial condition, results of operations or cash flows. Similarly, a protracted strike or work stoppage at any of our major customers, suppliers or other vendors could materially adversely affect our business.

RISKS RELATED TO ACQUISITIONS

We may not be able to effectively integrate acquired companies into our operations. We have completed 15 acquisitions since 1999. We seek acquisition opportunities that complement and expand our operations and that will help create stockholder value over the long term. We cannot assure you that we will be able to effectively integrate our recent or future acquisitions into our operations. We may not be able to do so successfully without substantial costs, delays or other difficulties. We could face significant challenges in consolidating functions and integrating procedures, information technology systems, personnel, product lines and operations in a timely and efficient manner. We may encounter difficulties in training our sales forces to work with new products and customers.

The integration process is complex and time-consuming, may be disruptive to our businesses, and may cause an interruption of, or a loss of momentum in, our businesses as a result of a number of obstacles, such as: the loss of significant customers; the need to retrain skilled engineering, sales and other personnel resulting from the loss of key employees; the failure to maintain the quality of customer service that each business has historically provided; the need to coordinate geographically diverse organizations; retooling and reprogramming of equipment and information technology systems; and the resulting diversion of management’s attention from our day-to-day business and the need to hire additional management personnel to address integration obstacles.

If we are not successful in integrating our recent and future acquisitions into our operations, if the integration takes longer than anticipated, if the companies or assets we acquire do not perform as we anticipate, or if the integrated product and service offerings fail to achieve market acceptance, our business, financial position, results of operations and cash flows could be adversely affected.

We may not be able to realize the anticipated cost savings, synergies or revenue enhancements from acquisitions, and we may incur significant costs to achieve these savings. Even if we are able to integrate successfully our operations and the operations of our recent and any future acquisitions, we may not be able to realize the cost savings, synergies or revenue enhancements that we anticipate from these acquisitions, either as to amount or in the time frame that we expect. Our ability to realize anticipated cost savings, synergies and revenue enhancements may be affected by a number of factors, including the following: our ability to effectively eliminate duplicative backoffice overhead and overlapping sales personnel, rationalize manufacturing capacity, synchronize information technology systems, consolidate warehousing and distribution facilities and shift production to more economical facilities; our incurrence of significant cash and non-cash integration and implementation costs or charges in order to achieve those cost savings, which could offset any such savings and other synergies resulting from our recent or future acquisitions; and our ability to avoid labor disruption in connection with integration efforts. In addition, our growth to date has placed, and future acquisitions could continue to place, significant demand on our administrative, operational and financial resources.

Future acquisitions and strategic alliances are a key component of our anticipated growth. We may not be able to identify or complete future acquisitions or strategic alliances. A significant portion of the industries that we serve are mature industries. As a result, our recent growth has resulted in large part from, and our future growth will depend in part on, the successful acquisition and integration of businesses into our existing operations. While we are focused on adding strategic pieces to our operations by acquiring companies, manufacturing and service assets and technologies that complement our existing businesses, we may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms, obtain regulatory approval or otherwise complete acquisitions in the future. In addition, opportunities to enter into additional aftermarket RSP or alliances may be limited. Aftermarket RSPs will have an impact on the rate of future growth and profitability as a result of the business mix between aftermarket and OEM, the number of new RSPs entered into, the level of aftermarket volume, increasing management fees, the amortization of the participation fees, and the expirations of the Singapore pioneer tax incentive program on these programs.

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

Our customers’ businesses are generally cyclical. Weaknesses in the industries in which our customers operate could impact our revenues and profitability. The industries to which we sell our products are cyclical and tend to decline in response to overall declines in industrial production. Associated Spring is dependent on the transportation industry, and Barnes Aerospace is heavily dependent on the aerospace industry, both of which are cyclical. As a result, our business is also cyclical. In addition, many of our customers have historically experienced periodic downturns, which often have had a negative effect on demand for our products. For example, lower production rates in the transportation markets and reduced overall sales of telecommunications and electronics products adversely affect the volume and price of orders placed for products used to manufacture these products, including our springs. Prior industry downturns have negatively affected our net sales, gross margin, net income and cash flows. For example, there was a downturn in the aerospace industry in the beginning of this decade which resulted in a sharp decrease globally in new commercial aircraft deliveries, order cancellations or deferrals by the major airlines and reduced demand for our aerospace components and overhaul and repair services. While there has been a recovery in commercial air traffic, any future downturn could adversely affect our business, financial condition, results of operations and cash flows.

Original equipment manufacturers in the transportation and aerospace industries have significant pricing leverage over suppliers and may be able to achieve price reductions over time. There is substantial and continuing pressure from OEMs in the transportation, including automotive and aerospace industries to reduce the prices they pay to suppliers. We attempt to manage such downward pricing pressure, while trying to preserve our business relationships with our customers, by seeking to reduce our production costs through various measures, including purchasing raw materials and components at lower prices and implementing cost-effective process improvements. Our suppliers, have periodically resisted and, in the future, may resist pressure to lower their prices and may seek to impose price increases. In the past, our efforts to convince our key transportation OEM customers to share in raw material price increases were met with limited success. If we are unable to offset OEM price reductions through these measures, our gross margins, profitability and cash flows could be adversely affected. In addition, OEMs have substantial leverage in setting purchasing and payment terms, including the terms of accelerated payment programs under which payments are made prior to the account due date in return for an early payment discount. OEMs can unexpectedly change their purchasing policies or payment practices, which could have a negative impact on our short-term working capital.

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

A downturn in the transportation industry could adversely affect our business and financial results. We derive a large portion of our sales from the transportation industry. Recently, that industry has suffered from certain financial pressures which have had negative consequences for companies in or with customers in the transportation industry. The transportation industry has generally suffered from unfavorable pricing pressures in North America and Europe. The operation of our business within that industry subjects us to the pressures applicable to all companies operating in it. While the precise effects of such instability on the transportation industry are difficult to determine, they may negatively impact our business, financial condition, results of operations and cash flows.

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

The aerospace industry is highly regulated. Complications related to aerospace regulations may adversely affect Barnes Aerospace. A substantial portion of our income is derived from our aerospace business. The aerospace industry is highly regulated in the United States by the Federal Aviation Administration, or FAA, and in other countries by similar regulatory agencies. We must be certified by these agencies and, in some cases, by individual OEMs in order to engineer and service systems and components used in specific aircraft models. If material authorizations or approvals were delayed, revoked or suspended, Barnes Aerospace would be adversely affected. New or more stringent governmental regulations may be adopted, or industry oversight heightened, in the future, and we may incur significant expenses to comply with any new regulations or any heightened industry oversight.

Environmental regulations impose costs and regulatory requirements on our operations. Environmental compliance may be more costly than we expect, and we may be subject to material environmental-based claims in the future. Our past and present business operations and past and present ownership and operations of real property and the use, sale, storage and handling of chemicals and hazardous products, subject us to extensive and changing federal, state and local environmental laws and regulations, as well as those of other countries, pertaining to the discharge of materials into the environment, enforcement, disposition of wastes (including hazardous wastes), the use, shipping, labeling, and storage of chemicals and hazardous materials, or otherwise relating to protection of the environment. We have experienced, and expect to continue to experience, costs to comply with environmental laws and regulations. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become subject to new or increased liabilities that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

High fuel prices may impact our operating results. Fuel costs constitute a significant portion of operating expenses for companies in the aerospace industry. Widespread disruption to oil production, refinery operations and pipeline capacity in certain areas of the United States can increase the price of jet fuel significantly. Conflicts in the Middle East, an important source of oil for the U.S. and other countries where we do business, cause prices for fuel to be volatile and often significantly higher than historic levels. Because many of our customers and we are in the aerospace industry, increased fuel costs could have a material adverse effect on our financial condition or results of operations. The price of fuel generally impacts the cost of operating our manufacturing and distribution operations. Additionally, higher fuel costs may increase our freight expenses.

Products and services of the mature industries in which we operate may be rendered obsolete by new products, technologies and processes. Our manufacturing operations focus on highly engineered components which require extensive engineering and research and development time. Our competitive advantage may be adversely impacted if we cannot continue to introduce new products ahead of our competition, or if our products are rendered obsolete by other products or by new, different technologies and processes.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As shown on the following table, at December 31, 2006, the Company had 68 manufacturing, sales, and distribution sites worldwide. Thirteen of the manufacturing sites are leased. The majority of the distribution centers are leased.

Type of Facility	U.S. & Canada	Europe	Mexico & South America	Asia	Total
Barnes Distribution
Distribution, sales and support centers	15	14	2	3	34

Associated Spring
Manufacturing	10	4	3	2	19
Sales, distribution & development	4	—	—	1	5

Barnes Aerospace
Manufacturing	6	—	—	3	9
Sales	—	1	—	—	1

Total	35	19	5	9	68

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

The Company’s common stock is traded on the New York Stock Exchange under the symbol “B”. The following table sets forth, for the periods indicated, the low and high sales price per share, as reported by the New York Stock Exchange. The per share amounts reflect the two-for-one stock split in the second quarter of 2006.

	2006
	Low	High	Dividends
Quarter ended March 31	$16.13	$20.27	$0.11
Quarter ended June 30	18.72	23.98	0.125
Quarter ended September 30	15.30	20.03	0.125
Quarter ended December 31	17.14	22.04	0.125

	2005
	Low	High	Dividends
Quarter ended March 31	$11.86	$14.48	$0.10
Quarter ended June 30	12.65	17.35	0.10
Quarter ended September 30	16.41	18.60	0.11
Quarter ended December 31	15.98	18.28	0.11

Stockholders

As of February 6, 2007, there were 6,932 holders of record of the Company’s common stock and approximately 15,208 holders, which includes holders of record, brokers and other institutions.

Dividends

Payment of future dividends will depend upon the Company’s financial condition, results of operations and other factors deemed relevant by the Company’s Board of Directors, as well as any limitations resulting from financial covenants on net worth under the Company’s credit facilities. See the table above for dividend information for 2006 and 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding Securities Authorized for Issuance Under Equity Compensation Plans, see Part III, Item 12 of this Annual Report.

Performance Graph

A stock performance graph based on cumulative total returns (price change plus reinvested dividends) for $100 invested on December 31, 2001 is set forth below.

	2001	2002	2003	2004	2005	2006
BGI	$100.0	$88.0	$144.7	$122.4	$156.5	$210.9
S&P 600	$100.0	$85.4	$118.5	$145.3	$156.5	$180.2
Russell 2000	$100.0	$79.5	$117.1	$138.7	$145.1	$171.9

The performance graph does not include a published industry or line-of-business index or peer group of similar issuers because the Company is in three major distinct lines of business and does not believe a meaningful published index or peer group can be reasonably identified. Accordingly, as permitted by SEC rules, the graph includes the S&P 600 Small Cap Index, which is comprised of issuers with generally similar market capitalizations to that of the Company.

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1-31, 2006	1,110	$19.98	1,110	559,342
November 1-30, 2006	—	—	—	559,342
December 1-31, 2006	—	—	—	559,342

Total	1,110	$19.98	1,110

(1)	Share and per share amounts reflect the two-for-one stock split in the second quarter of 2006.
(2)	The program was publicly announced on April 12, 2001 authorizing repurchase of up to 1 million shares of its common stock. The two-for-one stock split did not impact these amounts.

Item 6. Selected Financial Data

	2006 (5)	2005 (3)(4)	2004 (4)	2003 (4)	2002 (4)
Per common share (1)
Net income
Basic	$1.46	$1.15	$0.65	$0.68	$0.60
Diluted	1.39	1.10	0.63	0.66	0.58
Dividends paid	0.485	0.42	0.40	0.40	0.40
Stockholders’ equity (at year-end)	9.92	8.36	7.67	7.33	5.87
Stock price (at year-end)	21.75	16.50	13.26	16.16	10.18

For the year (in thousands)
Net sales	$1,259,656	$1,102,174	$994,709	$890,818	$784,036
Operating income	117,036	76,385	50,432	46,350	37,147
As a percent of net sales	9.3%	6.9%	5.1%	5.2%	4.7%
Net income	$73,845	$54,151	$30,026	$29,075	$22,420
As a percent of net sales	5.9%	4.9%	3.0%	3.3%	2.9%
As a percent of average stockholders’ equity	15.7%	14.3%	8.7%	10.2%	10.0%
Depreciation and amortization	$42,226	$34,858	$34,177	$34,571	$33,626
Capital expenditures	41,712	26,097	28,509	18,397	19,367
Average common shares outstanding - basic	50,703	47,198	46,212	42,951	37,501

Year-end financial position (in thousands)
Working capital	$166,154	$120,808	$126,663	$132,953	$120,085
Goodwill	358,600	235,299	221,856	220,118	164,594
Other intangible assets, net	236,561	163,849	125,447	61,923	16,702
Property, plant and equipment	209,645	157,056	166,284	154,088	159,440
Total assets	1,336,451	1,005,860	942,814	844,515	666,799
Long-term debt and notes payable	427,082	286,025	268,045	241,017	220,962
Stockholders’ equity	519,795	401,157	356,376	335,434	222,489
Debt as a percent of total capitalization (2)	45.1%	41.6%	42.9%	41.8%	49.8%

Year-end statistics
Employees	6,666	6,205	6,047	6,026	5,172

(1)	All per share data, other than net income and dividends per common share, are based on actual common shares outstanding at the end of each year. Net income per common share is based on weighted average common shares outstanding during each year. All share and per share amounts reflect the two-for-one stock split in the second quarter of 2006.
(2)	Debt includes all interest-bearing debt and total capitalization includes interest-bearing debt and stockholders’ equity.
(3)	The 2005 results include approximately $391, or $0.01 per share, of charges related to the cumulative effect of a change in accounting principle, net of taxes. These charges resulted from the adoption of FIN No. 47, “Accounting for Conditional Asset Retirement Obligations.”
(4)	Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” which required the cost of all share-based payments, including stock options, to be measured at fair value on the grant date and recognized in the results of operations. The Company elected to utilize the modified retrospective method of adoption and therefore all periods presented prior to January 1, 2006 were adjusted. See Note 3 of the Notes to the Consolidated Financial Statements of this Annual Report.
(5)	Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which required the Company to recognize the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in the funded status in comprehensive income in the year in which the changes occur. See Note 10 of the Notes to the Consolidated Financial Statements of this Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

As discussed in Note 2 of the Notes to the Consolidated Financial Statements of this Annual Report, the Company’s Board of Directors declared a two-for-one stock split in the second quarter of 2006. All share and per share amounts have been adjusted to reflect the effect of the stock split. Additionally, as discussed in Note 3 of the Notes to the Consolidated Financial Statements of this Annual Report, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R as of January 1, 2006 utilizing the modified retrospective method of adoption which resulted in a change in accounting and the adjustment of previously reported amounts.

2006 Highlights

The Company achieved record sales of $1,259.7 million and 53.2% growth in operating income to $117.0 million in 2006. The record sales year was driven by a combination of organic growth and incremental sales from recent acquisitions. Profitability increased in all three operating segments as a result of profitable sales growth and operational improvements.

The Company completed three acquisitions in 2006; Heinz Hänggi, a developer and manufacturer of high-precision punched and fine-blanked components; KENT, a distributor of adhesives, sealants, specialty cleaning chemicals, abrasives, tools and other consumables to the European transportation aftermarket and industrial maintenance market; and the Nitropush product line of nitrogen gas springs. The Heinz Hänggi and Nitropush acquisitions are being integrated into the Associated Spring segment and the KENT acquisition is being integrated into the Barnes Distribution segment.

During 2006, Barnes Aerospace entered into additional RSP agreements with General Electric, committing approximately $57.1 million in participation fees, and a strategic supply agreement with the Goodrich Aerostructures Group of Rohr, Inc. (“Goodrich”). These agreements further expanded Barnes Aerospace’s long-term position on OEM and aftermarket aircraft engine parts.

The Company entered into an Amended and Restated Credit Agreement in June 2006 which increased its available bank credit from $175.0 million to $400.0 million and permits borrowings in currencies other than the U.S. Dollar.

Management Objectives

Management is focused on three areas of development: employee, process and strategy which in combination will generate long-term value for its stockholders. The Company’s strategies for growth include both organic growth from new products, services, markets and customers and growth from acquisitions.

Our Business

Barnes Group consists of three operating segments: Barnes Distribution, an international, full-service VMI distributor of maintenance, repair, operating and production supplies; Associated Spring, a global provider of precision components for critical applications and one of the world’s largest manufacturers of precision mechanical and nitrogen gas products; and Barnes Aerospace, a specialized manufacturer and repairer of highly engineered components and assemblies for aircraft engines, airframes and land-based industrial gas turbines.

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

At Associated Spring, KPIs include sales and orders per day, which together provide visibility on sales in the next 60 days. Management tracks inventory turns and sales per employee to gauge efficiency, and measures on-time delivery and the number of defective parts per million as means of evaluating quality and customer fulfillment.

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

Acquisitions and Strategic Relationships

Acquisitions have been a key growth driver for the Company in each of its three business segments. The Company acquired a number of businesses during the past three years, three of which occurred in 2006 and are described more fully below. The Company continues to evaluate potential acquisitions that will broaden product line offerings and expand geographic reach, and that provide synergistic opportunities. The Company also continues to seek business alliances which foster long-term business relationships, such as the aftermarket RSP agreements and the strategic supply agreement with Goodrich.

In November 2006, the Company acquired the assets of the Nitropush product line of nitrogen gas springs from Orflam Industries of France for 1.4 million euros (approximately $1.8 million U.S. Dollars). The Nitropush product line is being integrated into the Associated Spring business segment.

The Company acquired KENT, a distributor of adhesives, sealants, specialty cleaning chemicals, abrasives, tools and other consumables to the European transportation aftermarket and industrial maintenance market, in July 2006. KENT is being integrated into the Barnes Distribution segment. The purchase price to the seller of 24.0 million pounds sterling ($44.9 million U.S. Dollars) was paid in cash.

In May 2006, the Company acquired Heinz Hänggi, a developer and manufacturer of high-precision punched and fine-blanked components, and a producer of orifice plates used in fuel injectors throughout the world. Its range of manufacturing solutions allows Heinz Hänggi to serve diversified industries, including high-precision components for transportation suppliers, the power tools sector, the watch industry, consumer electronics, telecommunications, medical devices, and textile machinery sectors. A majority of Heinz Hänggi’s sales are in Europe. Heinz Hänggi is being integrated into the Associated Spring segment. The purchase price to the seller of 162.0 million Swiss francs ($132.0 million U.S. Dollars) was paid through a combination of 122.0 million Swiss francs ($101.3 million U.S. Dollars) in cash and 1,628,676 shares (post-stock split) of Barnes Group Inc. common stock ($30.7 million based upon a market value determined at the time of the purchase agreement).

The Company acquired substantially all of the assets of Service Plus Distributors, a distributor of gas springs, dampers and hardware to equipment and vehicle manufacturers, in September 2005. Service Plus Distributors has been integrated into Barnes Distribution’s Raymond business and complements Raymond’s product offerings. The purchase price to the seller was $13.7 million of which $3.7 million could be earned within three years of the closing date, contingent upon the occurrence of certain events or the achievement of certain performance targets. In 2006, $1.5 million had been earned and paid. The remaining balance as of December 31, 2006 of $2.2 million will be recorded if and when paid.

In August 2005, the Company acquired the stock of Toolcom, a distributor of maintenance, repair and operating (“MRO”) supplies in the United Kingdom. Toolcom is being integrated into the Barnes Distribution segment, strengthening its presence in Europe through geographic expansion in the United Kingdom and increasing its product offerings. The purchase price to the seller was 7.6 million pounds sterling (approximately $13.6 million U.S. Dollars) of which 2.2 million pounds sterling were payable within two years of the closing date, contingent upon the occurrence of certain events or the achievement of certain performance targets. In 2006, 0.9 million pounds sterling (approximately $1.7 million U.S. Dollars) had been earned and was paid. The remaining balance as of December 31, 2006 of 1.3 million pounds sterling (approximately $2.6 million U.S. Dollars) will be recorded if and when paid.

In September 2004, the Company acquired DE-STA-CO Manufacturing (“DE-STA-CO”), a world leader in the design and manufacture of specialty spring products—reed valves and shock discs. DE-STA-CO, which is now known as Barnes Precision Valve, was formerly an operating division of Dover Resources, Inc., a subsidiary of Dover Corporation. This acquisition expanded the presence of the Associated Spring segment in these markets, internationally and domestically. The purchase price of this acquisition was $18.2 million. In connection with this acquisition, management reorganized Barnes Precision Valve’s business facilities and involuntarily terminated employees.

For a further description of acquisitions made over the past three years, refer to Notes 4 and 8 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Sales

($ in millions)	2006	2005	$ Change	% Change	2004
Barnes Distribution	$526.9	$453.8	$73.1	16.1%	$424.8
Associated Spring	445.9	422.4	23.5	5.6%	373.5
Barnes Aerospace	296.9	235.4	61.5	26.1%	205.9
Intersegment sales	(10.0)	(9.4)	(0.6)	7.2%	(9.5)

Total	$1,259.7	$1,102.2	$157.5	14.3%	$994.7

Barnes Group Inc. reported record net sales of $1,259.7 million in 2006, an increase of $157.5 million, or 14.3%, over 2005 driven by $78.5 million of organic sales growth and $68.7 million from acquisitions. Organic sales growth of $61.5 million and $19.0 million was generated at Barnes Aerospace, including the aftermarket RSPs, and Barnes Distribution, respectively. The acquisitions of Toolcom, Service Plus Distributors and KENT added $49.2 million of incremental sales to Barnes Distribution while the Heinz Hänggi acquisition contributed $19.5 million of incremental sales to Associated Spring. Foreign currency translation favorably impacted sales by $10.3 million as foreign currencies strengthened against the U.S. Dollar, primarily in Canada and Brazil. Geographically, the Company’s international sales increased 28.9% year-over-year and domestic sales increased 7.3%. Excluding the positive impact on sales of foreign currency translation, the Company’s international sales increased 25.9% in 2006 over 2005.

In 2005, the Company reported net sales of $1,102.2 million, an increase of $107.5 million, or 10.8%, over 2004 net sales of $994.7 million. The sales increase reflected $70.1 million of organic sales growth: $18.8 million at Barnes Distribution, $21.7 million at Associated Spring and $29.5 million at Barnes Aerospace, including the aftermarket RSPs. Barnes Precision Valve, which was acquired in August 2004, contributed $23.3 million of incremental sales to Associated Spring. The acquisitions of Toolcom and Service Plus Distributors, which were acquired in August and September 2005, respectively, contributed $7.3 million of incremental sales to Barnes Distribution. The strengthening of foreign currencies against the U.S. dollar, primarily in Canada, increased net sales approximately $6.8 million during 2005. Geographically, the Company’s international sales increased 20.1% year-over-year and domestic sales increased 6.8%. Excluding the positive impact on sales of foreign currency translation, the Company’s international sales increased 17.7% in 2005 over 2004.

Expenses and Operating Income

($ in millions)	2006	2005	$ Change	% Change	2004
		As adjusted			As adjusted
Cost of sales	$797.5	$705.5	$92.0	13.0%	$652.9
% sales	63.3%	64.0%			65.6%

Gross profit	$462.2	$396.7	$65.5	16.5%	$341.8
% sales	36.7%	36.0%			34.4%

Selling and administrative expenses	$345.1	$320.3	$24.8	7.8%	$291.4
% sales	27.4%	29.1%			29.3%

Operating income	$117.0	$76.4	$40.6	53.2%	$50.4
% sales	9.3%	6.9%			5.1%

Operating income was $117.0 million in 2006, an increase of 53.2% over 2005 and operating income margin improved to 9.3% in 2006 from 6.9% in 2005. All three business segments contributed to the increase in operating income and improvement in operating income margin. Cost of sales increased as a result of higher sales levels, but at a slightly lower rate than sales as a result of gross profit margin improvements at all three business segments which were due in part to higher sales prices and volumes as well as operating efficiencies and a shift in the business to the Barnes Distribution segment which has a higher gross profit margin. Selling and administrative expenses declined in 2006 by 1.7 percentage points when measured as a percentage of sales. This reduction was due in part to lower stock-based compensation and severance costs, and lower expenses as a percentage of sales at Associated Spring and Barnes Aerospace, and, to a lesser extent, at Barnes Distribution. Partially offsetting the expense reduction was the impact of the shift of the sales mix to the distribution business which has a higher selling expense component than the manufacturing businesses.

In 2005, operating income improved 51.5% from 2004 to $76.4 million. The 2005 results reflected significant operating profit improvement in each of the three business segments, driven by sales growth and operational improvements. As a result of higher sales volume, cost of sales increased, but at a lower rate than sales due to productivity improvements at all three segments. Late 2004 personnel reductions favorably impacted 2005 operating income by generating approximately $4.8 million in personnel costs savings at Associated Spring and Barnes Distribution. These improvements were offset, in part, by a shift in the overall sales mix to the manufacturing businesses which have lower gross profit margins than the distribution business and higher costs of raw material and purchased parts. Additionally, during 2005, as part of management’s ongoing internal control assessment, the Company identified and recorded an adjustment to accounts payable and cost of sales at Barnes Distribution. The Company determined that cost of sales was overstated in prior periods due to inaccuracies in recording inventory receipts. This overstatement was corrected in 2005 as a $1.8 million reduction to cost of sales. Management concluded that such corrections were immaterial, both quantitatively and qualitatively, to the 2005 financial statements and immaterial to the previously reported results of the prior periods to which they relate. Total selling and administrative expenses decreased as a percentage of sales to 29.1% from 29.3% in 2004. This decrease was driven, in part, by the higher proportion of sales in the manufacturing businesses, which have a lower selling expense component than the distribution business. Additionally, included in selling and administrative expenses in 2004 was $3.5 million related to the fourth quarter severance charge discussed above which did not recur in 2005.

Other Income/Expense

Other income, net of other expenses, decreased in 2006 compared to 2005 due in large part to the sale of the Company’s investment in NASCO in 2005 which yielded a pre-tax gain of $8.9 million. Interest expense increased in 2006 from 2005 as a result of higher average borrowings used primarily to fund the 2006 acquisitions.

The increase in other income, net of other expenses, in 2005 compared to 2004 was principally a result of the sale of the Company’s investment in NASCO in 2005. Additionally, the Company recorded lower foreign exchange losses in 2005 as compared to 2004. This higher income was offset, in part, by lower equity income from NASCO in the period through the sale date. Interest expense increased in 2005 from 2004 as a result of higher interest rates and higher average borrowings. The higher average interest rates resulted from higher rates on the Company’s variable rate revolving credit facility. In August, 2005 the Company completed a $100.0 million convertible senior debt offering. The proceeds from this offering were used to reduce borrowings under the revolving credit agreement.

Income Taxes

The Company’s effective tax rate was 20.8% in 2006, compared with 20.0% in 2005 and 16.3% in 2004. The 2005 effective tax rate includes certain discrete items including the tax impact of the gain on the sale of the NASCO joint venture, offset, in part, by the tax benefits related to the Company being awarded multi-year Pioneer tax status in the Republic of Singapore. These discrete items in 2005 effectively increased the 2005 effective tax rate from 16.6% to 20.0%. The increase in the 2006 effective tax rate was due in part to a shift in income to jurisdictions with higher tax rates. Among other items impacting the future tax rate is the continuing shift in mix of income to higher taxing jurisdictions.

The increase in the tax rate in 2005 when compared to 2004 reflects the discrete items discussed above. See Note 11 of the Notes to the Consolidated Financial Statements for a reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate.

In the normal course of business, the Company and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service (“IRS”). The IRS completed its review of the Company for the tax years 2000 through 2002. The IRS has proposed changes to these tax years which could result in a tax cost of approximately $16.5 million, plus a potential penalty of 20% of the tax assessment plus interest. The Company is currently protesting the proposed IRS tax assessment. The Company and its advisors believe the Company’s tax position on the issues raised by the IRS is correct and, therefore, the Company will vigorously defend its position. The Company and its advisors believe the Company will prevail on this issue. Any additional impact on the Company’s liability for income taxes cannot presently be determined, but the Company believes the outcome will not have a material impact on its results of operations, financial position or cash flows.

Income and Income Per Share

($ in millions, except per share)	2006	2005	$ Change	% Change	2004
		As adjusted			As adjusted
Income before change in accounting principle	$73.8	$54.5	$19.3	35.4%	$30.0
Income per share before change in accounting principle:
Basic	$1.46	$1.16	$0.30	25.9%	$0.65
Diluted	1.39	1.11	0.28	25.2%	0.63

Average common shares outstanding:
Basic	50.7	47.2	3.5	7.4%	46.2
Diluted	52.9	49.0	3.9	8.0%	47.9

Basic and diluted net income per share increased over 25% in 2006 as compared to 2005. The increase in basic and diluted average shares outstanding adversely impacted the increase in earnings per share when compared to the increase in net income. Basic and diluted average shares outstanding increased 7.4% and 8.0%, respectively, primarily as a result of 1,628,676 (post-stock split) shares issued for the Heinz Hänggi acquisition and shares issued for employee stock plans.

The 2005 results included $1.5 million ($0.03 per diluted share) of Singapore Pioneer Status tax benefit related to income reported in periods prior to January 1, 2005, the $1.1 million ($0.02 per diluted share) after-tax favorable adjustment to cost of sales at Barnes Distribution, and the after-tax impact of the gain on the sale of NASCO of $4.0 million ($0.08 per diluted share).

As of December 31, 2005, the Company adopted the provisions of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” The cumulative effect of applying this Interpretation was treated as a change in accounting principle. This cumulative change in accounting principle decreased 2005 net income by $0.4 million, net of tax, or $0.01 per share.

Financial Performance by Business Segment

Barnes Distribution

($ in millions)	2006	2005	$ Change	% Change	2004
		As adjusted			As adjusted
Sales	$526.9	$453.8	$73.1	16.1%	$424.8
Operating profit	31.5	22.6	8.9	39.7%	10.8
Operating margin	6.0%	5.0%			2.5%

Barnes Distribution reported record sales of $526.9 million in 2006, a 16.1% increase over 2005 reflecting sales growth from acquisitions of 10.8%, organic sales growth of 4.2% and the favorable impact of foreign currency translation on sales of 1.1%. Incremental sales of $49.2 million in 2006 were provided by the recent acquisitions of Toolcom, Service Plus Distributors and KENT. Organic sales growth of $19.0 million was driven by further market penetration in North America, primarily in Corporate accounts and Tier II relationships, and improvements in key performance indicators such as the average order size. In addition, Barnes Distribution’s Raymond and French operations reported higher year-over-year sales increases. Foreign currency translation favorably impacted sales by approximately $4.9 million as foreign currencies strengthened against the U.S. Dollar, primarily in Canada.

Barnes Distribution’s operating profit in 2006 increased 39.7% over 2005. Operating profits were positively impacted by contributions from recent acquisitions and higher sales, particularly in the U.S. Additionally, 2006 profits were favorably impacted by a $1.5 million gain on the sale of a facility in Canada, lower incentive compensation and lower stock compensation. Partially offsetting these factors was the cost of a reduction in force in France in late 2006 of $1.7 million, higher sales force compensation costs, a shift in the business mix to lower margin customers and additional supplier costs which were not fully offset by higher selling prices. Pension costs were $1.7 million higher in 2006, due in part to a $0.7 million curtailment gain in 2005 which did not recur in 2006 and higher pension costs in Europe. As previously discussed, in 2005 Barnes Distribution recorded the out-of-period $1.8 million reduction to cost of sales which positively impacted 2005 operating profit.

Outlook: Barnes Distribution continues to focus on organic sales growth driven by its team selling model which emphasizes expansion in both its core account sales and its strategic growth initiatives. Barnes Distribution management is driving for continued organic sales growth in 2007. Additionally, the 2006 acquisition of KENT will further enhance Barnes Distribution’s European presence and contribute to sales growth in 2007. Management will continue to evaluate the expansion of operations and aggressively pursue product cost recovery. Operating profit is expected to be positively impacted by the KENT acquisition and investments in operational efficiencies. The KENT integration, which resulted in a $1.7 million charge related to a reduction in personnel in France, is expected to be completed during 2007.

Barnes Distribution achieved sales of $453.8 million in 2005, a 6.8% increase over 2004. Organic sales grew $18.8 million, or 4.4%, in part due to the positive results of Barnes Distribution’s strategic initiatives in the U.S., particularly its Corporate and Tier II account initiatives. Sales from Barnes Distribution’s Raymond business improved 10.0% over 2004. Toolcom and Service Plus Distributors, which were acquired by Barnes Distribution in 2005, provided incremental sales of $7.3 million while foreign exchange rates had a favorable impact of $2.9 million on 2005 sales. Key performance indicators in the U.S., such as the daily sales average and average order size, improved as compared to 2004. Additionally, Barnes Distribution’s operations in Canada and Europe reported higher year-over-year sales.

Barnes Distribution’s operating profit more than doubled from 2004 to 2005 due, in large part, to higher sales and improved gross margins driven by cost savings and operational improvements. Higher selling prices in 2005 offset increased vendor costs, primarily for steel-based product and freight costs. The personnel reductions in late 2004 generated $1.9 million in savings during 2005. Operating profit in 2004 also included approximately $4.2 million of integration costs related to the Kar acquisition and costs incurred to address customer service levels which did not recur in 2005. As previously discussed, Barnes Distribution recorded a $1.8 million reduction to cost of sales in 2005 which positively impacted operating profit. These items were offset, in part, by higher sales personnel costs and higher incentive compensation expense. Operating profit in 2004 included a $1.3 million severance charge and approximately $1.0 million in inventory and facility charges which did not recur in 2005.

Associated Spring

($ in millions)	2006	2005	$ Change	% Change	2004
		As adjusted			As adjusted
Sales	$445.9	$422.4	$23.5	5.6%	$373.5
Operating profit	42.9	28.6	14.3	50.2%	20.8
Operating margin	9.6%	6.8%			5.6%

Associated Spring reported record sales of $445.9 million in 2006, a 5.6% increase over 2005. The 2006 sales included incremental sales from the Heinz Hänggi acquisition of $19.5 million. Sales from traditional spring operations improved over 2005, primarily the result of increased sales in Asia and pricing initiatives in North America. This organic sales growth was more than offset by decreased sales from the specialty operations, excluding Heinz Hänggi, largely reflecting lower sales of nitrogen gas springs. Translation of foreign currency sales favorably impacted sales by approximately $5.4 million in 2006.

Associated Spring’s operating profit was $42.9 million in 2006, a 50.2% increase from 2005. The higher operating profit includes the profit contribution from the recent acquisition of Heinz Hänggi as well as higher profits at traditional operations, the favorable impact of raw material cost deflation, lower stock compensation as compared to 2005, and lower costs driven by cost reduction initiatives. The higher profits at the traditional operations were driven by the recovery of a portion of prior years’ raw material cost inflation in the form of price increases in 2006. This was offset, in part, by $1.4 million of reorganization costs at Barnes Precision Valve related to a plant closure and costs for the transfer of certain production to lower-cost facilities and lower operating profit from the lower sales at the specialty operations. Associated Spring recorded higher pension and other postretirement benefit costs of $2.4 million in 2006 due in part to the ratification of union pension agreements in 2006. The incremental costs related to the new pension agreements were largely offset by cost savings.

Outlook: Management is focused on profitable growth in its specialty and traditional operations. Associated Spring continues to strengthen its specialty operations through investments in capacity, geographic expansion and acquisitions, such as the 2006 acquisition of Heinz Hänggi, which expanded its product scope and geographic presence, and the acquisition of the Nitropush product line of nitrogen gas springs. Management expects continued modest sales growth in its traditional business into 2007 and continues to pursue new markets, however, decreases are expected from the heavy duty truck market in early 2007. Management is focused on profitable sales growth through increased market penetration and improving the operational performance of its businesses through the transfer of certain production to lower-cost facilities and other productivity initiatives.

Associated Spring reported sales of $422.4 million in 2005, a 13.1% increase over 2004, driven by sales growth in its specialty operations, particularly with respect to nitrogen gas products, retaining rings and reed valves. Organic sales growth was $21.7 million in 2005. Barnes Precision Valve, which was acquired during the third quarter of 2004, contributed approximately $23.3 million of incremental sales. Additionally, sales were positively impacted by approximately $3.9 million related to the impact of foreign exchange translation, primarily in Brazil and Canada. Sales from the traditional spring operations were essentially flat year over year.

Associated Spring’s operating profit increased 37.6% to $28.6 million in 2005. The increase was driven in large part by the profit contribution on higher sales volume from the specialty operations, and the incremental sales from the Barnes Precision Valve acquisition. Partially offsetting the profit improvement in the specialty operations was a decline in profit at the traditional spring operations. During 2005, Associated Spring incurred higher raw material costs which were largely offset with customer price increases. The late 2004 personnel reductions positively impacted 2005 operating profit by reducing 2005 operating costs by approximately $2.9 million. These improvements were offset, in part, by higher than anticipated domestic operating costs and continued costs related to the start-up of the Monterrey, Mexico facility. Also, the Company incurred approximately $1.2 million in costs in 2005 related to the successful negotiation of certain union pension and health care agreements. Operating profit in 2004 included $2.2 million of severance costs which did not recur in 2005.

Barnes Aerospace

($ in millions)	2006	2005	$ Change	% Change	2004
		As adjusted			As adjusted
Sales	$296.9	$235.4	$61.5	26.1%	$205.9
Operating profit	42.7	25.5	17.2	67.3%	19.9
Operating margin	14.4%	10.8%			9.7%

Barnes Aerospace’s sales in 2006 were a record $296.9 million, a 26.1% increase over 2005. The sales increase reflects growth in aftermarket sales of 51.2% driven by higher overhaul and repair sales in the U.S. and aftermarket RSP sales. Sales to OEMs grew by 15.6% on the strength of its increasing backlog particularly from the commercial OEM business. Barnes Aerospace generated orders of $429.4 million in 2006 which included $246.0 million of commercial OEM orders driven in large part by increased orders received on strategic engine programs, including orders resulting from a new supply agreement with Goodrich. Military orders were $76.4 million, a 14.4% increase over 2005. The order backlog at Barnes Aerospace at the end of 2006 was $403.0 million, up 49.6% from $269.3 million at December 31, 2005. Approximately 58% of the backlog at December 31, 2006 is expected to be shipped in 2007.

Barnes Aerospace’s 2006 operating profit was $42.7 million, a 67.3% increase from 2005. Operating profit was positively impacted by profit contribution from the high-margin aftermarket RSPs as well as the impact of higher sales volume in the overhaul and repair and the OEM businesses. The continued focus on productivity and lean initiatives positively benefited operating profits in 2006.

Outlook: Sales in the commercial OEM business are expected to grow based on the strong commercial engine order backlog and Barnes Aerospace’s participation in strategic engine programs. In addition, management expects aftermarket sales growth based on the strength of the aftermarket MRO and spare parts business. Management is focused on meeting increased demand by transferring production to Singapore, through operational improvements and adding capacity domestically and internationally. Operating profits are expected to continue to be positively impacted by the high-margin aftermarket RSPs and solid contributions from the sales volume in the overhaul and repair and OEM businesses. Barnes Aerospace continues to focus on operational and productivity efficiencies to improve long-term results. Lead times on raw materials, particularly titanium, have continued to increase and management is taking actions to minimize potential exposure to material shortages and price increases by building inventory buffers of key components to the extent practical, and purchasing raw materials in advance of anticipated price increases or recovering the price increases from its customers through higher selling prices whenever possible.

Barnes Aerospace achieved sales of $235.4 million in 2005. The sales increase included a 38.3% increase in aftermarket sales, driven by increased sales from the aftermarket RSPs and increased overhaul and repair sales in Asia. Additionally, OEM sales increased 8.6% during 2005. Total orders for 2005 were $311.3 million, compared with $253.6 million in 2004 and $161.9 million in 2003. Included in the 2005 orders were $87.9 million in orders for the GE90 commercial engine program and $66.8 million of direct and indirect military orders. The 2005 increase in orders also included the impact of extended customer lead times driven by raw material availability. Order backlog increased 39.0% to $269.3 million at December 31, 2005, from $193.8 million at December 31, 2004.

Barnes Aerospace’s operating profit was $25.5 million in 2005, a 27.8% increase over 2004. Operating profit improvement was driven by the increased sales volume from the high margin aftermarket RSPs and the increase in overhaul and repair sales. In addition, the OEM business’s operating profit improved during a year in which new product introduction was at historically high levels. Both the OEM and aftermarket operating profits benefited from continued focus on Six Sigma and lean initiatives.

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

The Company’s ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow and working capital management, and anticipates that operating activities in 2007 will generate significant cash. This operating cash flow may be supplemented with external borrowings to meet near-term organic business expansion and the Company’s current financial commitments. Any future acquisitions are expected to be financed through internal cash, borrowings and equity, or a combination thereof.

The Company regularly reviews its capital commitments and needs and the availability of financing through institutional sources and the capital markets. The Company expects to pursue opportunities to raise capital from time to time as it determines to be advisable based upon its capital needs, financing capabilities and market conditions.

Cash Flow

($ in millions)	2006	2005	$ Change	% Change	2004
		As adjusted			As adjusted
Operating activities	$114.3	$69.7	$44.6	64.1%	$52.7
Investing activities	(247.3)	(85.5)	(161.8)	NM	(75.6)
Financing activities	140.9	7.9	133.0	NM	7.7
Exchange rate effect	(0.7)	(0.3)	(0.4)	NM	1.7

Increase (decrease) in cash	$7.2	$(8.2)	$15.4	NM	$(13.5)

NM – Not meaningful

Operating activities are the principal source of cash flow for the Company, generating $114.3 million in cash during 2006 compared to $69.7 million in 2005. The increase in operating cash flow in 2006 is due primarily to higher operating performance. In 2006, additional working capital was needed to fund organic sales growth, but at levels of investment that were reduced from 2005 working capital additions.

Cash used by investing activities in 2006 includes $96.3 million and $45.9 million, respectively, for the Heinz Hänggi and KENT acquisitions, net of cash acquired. Investing activities also included the acquisitions of Toolcom and Service Plus Distributors in 2005 and DE-STA-CO in 2004. Capital expenditures in 2006 were $41.7 million compared to $26.1 million in the 2005 period. The higher expenditure level in 2006 reflects investments made to increase capacity primarily at Barnes Aerospace. The Company expects capital spending in 2007 to be in the range of $40-50 million. Included in investing activities in 2005 was $18.6 million related to the proceeds from the sale of NASCO. Participation fee payments related to the aftermarket RSPs were $56.8 million in both 2006 and 2005. These payments were funded mainly with cash held outside the U.S. As of December 31, 2006, the Company had a $27.2 million liability for participation fees under the RSPs which is included in accounts payable. See Note 7 of the Notes to the Consolidated Financial Statements for further discussion of the aftermarket RSPs.

Cash from financing activities in 2006 included a net increase in borrowings of $139.5 million. The proceeds from borrowings along with cash generated from operating activities were used primarily to fund acquisitions, repay borrowings from The Development Bank of Singapore, and to fund working capital requirements, capital expenditures and dividends. In 2005, the net increase in borrowings included the issuance of $100.0 million of convertible subordinated debt, the proceeds of which were used to pay down borrowings under the revolving credit facility. Proceeds from the issuance of common stock increased $21.1 million to $28.2 million as a result of stock option exercises. Cash dividends were increased to $0.485 per share compared to $0.42 in 2005. Total cash used to pay dividends increased in 2006 by $4.9 million to $24.8 million.

At December 31, 2006, the Company held $35.4 million in cash and cash equivalents, nearly all of which are held outside the U.S. Since the repatriation of this cash to the U.S. would have adverse tax consequences, the balances remain outside the U.S. to fund future international growth investments, including capital expenditures, acquisitions and aftermarket RSP participation fees. In 2007, management anticipates that the RSP payments and borrowing repayments will be funded with cash generated outside the U.S.

The Company maintains borrowing facilities with banks to supplement internal cash generation. During 2006, the Company entered into an amended and restated revolving credit agreement which increased the available bank credit to $400.0 million. At December 31, 2006, $203.5 million was borrowed at an interest rate of 6.12% under this borrowing facility which matures in January 2011. Additionally, the Company had $5.6 million in borrowings under short-term bank credit lines at an interest rate of 7.34% at December 31, 2006. At December 31, 2006, approximately one half of the Company’s borrowings are comprised of fixed rate debt.

Borrowing capacity is limited by various debt covenants in the Company’s debt agreements. The most restrictive borrowing capacity covenant required the Company to maintain a ratio of Senior Debt to EBITDA, as defined in the revolving credit agreement, of not more than 3.25 times at December 31, 2006. The ratio requirement will decrease to 3.00 times for any fiscal quarter ending after September 30, 2007. The actual ratio at December 31, 2006 was 1.90 times and would have allowed additional borrowings of $232.4 million.

The Company believes its credit facilities, coupled with cash generated from operations, are adequate for its anticipated future requirements.

The funded status of the Company’s pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and benefit obligations. In 2006, the fair value of pension plan assets increased, which had a positive impact on the funded status of the plans. Additionally, the projected benefit obligation decreased due to an update of certain actuarial assumptions including the assumptions related to the discount rate, salary scale, turnover rates and retirement rates. In 2006, the Company recorded a $9.8 million non-cash after-tax credit to accumulated other non-owner changes to equity for the current year minimum pension liability adjustment as previously required by SFAS No. 87, “Employers’ Accounting for Pensions.” The Company also recorded a $26.3 million non-cash after-tax charge to other non-owner changes to equity to record the impact of the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, related to its pension and postretirement benefit plans. From a cash perspective, approximately $6.7 million in cash contributions were made by the Company to its various pension plans in 2006 including the required minimum contributions to its qualified U.S. pension plans. The Company expects to contribute approximately $4.6 million to its various plans in 2007.

Contractual Obligations and Commitments

At December 31, 2006, the Company had the following contractual obligations and commitments:

($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$426.9	$50.6	$57.6	$318.7	$—
Estimated interest payments under long-term obligations (1)	92.6	27.6	44.5	20.5	—
Capital lease obligations	0.2	0.1	0.1	—	—
Operating lease obligations	54.0	14.1	18.2	9.9	11.8
Purchase obligations (2)	204.5	167.3	36.5	0.2	0.5
Expected pension contributions (3)	4.6	4.6	—	—	—
Expected benefit payments – other postretirement benefit plans (4)	62.1	7.3	13.3	12.3	29.2

Total	$844.9	$271.6	$170.2	$361.6	$41.5

(1)	Interest payments under long-term debt obligations have been estimated based on the borrowings outstanding and market interest rates as of December 31, 2006.
(2)	The amounts do not include purchase obligations already reflected as current liabilities on the consolidated balance sheet. The purchase obligation amount includes all outstanding purchase orders as of the balance sheet date as well as the minimum contractual obligation or termination penalty under other contracts.
(3)	The amount included in “Less than 1 Year” reflects anticipated contributions to the Company’s various pension plans. Anticipated contributions beyond one year are not determinable.
(4)	The amounts reflect anticipated future benefit payments under the Company’s various other postretirement benefit plans based on current actuarial assumptions. Expected benefit payments do not extend beyond 2016. See Note 10 of the Notes to the Consolidated Financial Statements.

OTHER MATTERS

Inflation

Inflation generally affects the Company through its costs of labor, equipment and raw materials. Increases in the costs of these items have historically been offset by price increases, operating improvements, and other cost saving initiatives. The Company has periodically experienced inflation in raw material prices.

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

Business Acquisitions: Assets and liabilities acquired in a business combination are recorded at their estimated fair values at the acquisition date. At December 31, 2006, the Company had $358.6 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing annually or earlier testing if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. The assessment of goodwill involves the estimation of the fair value of “reporting units,” as defined by SFAS No. 142. Management completed this annual assessment during the second quarter of 2006 based on the best information available as of the date of the assessment, which incorporated management assumptions about expected future cash flows. Based on this assessment, there was no goodwill impairment in 2006. Future cash flows can be affected by changes in the global economy and local economies, industries and markets in which the Company sells products or services, and the execution of management’s plans, particularly with respect to integrating acquired companies. There can be no assurance that future events will not result in impairment of goodwill or other intangible assets.

Revenue Sharing Programs: The Company participates in aftermarket RSPs under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program. As consideration, the Company pays participation fees, which are recorded as long-lived intangible assets, and are recognized as a reduction to sales over the life of the program. The recoverability of the intangible asset is subject to significant estimates about future revenues related to the program’s aftermarket parts. Management updates revenue projections periodically, which includes comparing actual experience against projected revenue and obtaining industry projections. The potential exists that actual revenues will not meet expectations due to a change in market conditions. A shortfall in future revenues may indicate an impairment of the intangible asset. The Company evaluates the remaining useful life of this asset to determine whether events and circumstances warrant a revision to the remaining period of amortization. The intangible asset is reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company has not identified any impairment of these intangible assets. See Note 7 of the Notes to the Consolidated Financial Statements.

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

Pension and Other Postretirement Benefits: Accounting policies and significant assumptions related to pension and other postretirement benefits are disclosed in Note 10 of the Notes to the Consolidated Financial Statements.

The following table provides a breakout of the current targeted mix of investments, by asset classification, along with the historical rates of return for each asset class and the long-term projected rates of return for the U.S. plans.

	Target Asset Mix %	Annual Return %
		Historical(1)	Long-Term Projection
Asset class
Large cap growth	17	10.5	9.5
Large cap value	17	14.0	13.0
Mid cap equity	12	14.3	13.3
Small cap growth	7	7.7	6.7
Small cap value	7	14.9	13.9
Non-U.S. equity	10	14.5	13.5
Real estate-related	5	14.5	13.5
Fixed income	20	6.2	3.2
Cash	5	6.2	3.2
Weighted average		12.3	10.8

(1)	Historical returns based on the life of the respective index, approximately 25 years.

The historical rates of return were calculated based upon compounded average rates of return of published indices. The 25% aggregate target for fixed income and cash investments is lower than the fixed income and cash component of a typical pension trust. The fixed income investments include a higher-than-average component of yield-aggressive investments, including high-yield corporate bonds. Based on the overall historical and projected rates of return, management is using the long-term rate of return on its U.S. pension assets of 9.0%. The long-term rates of return for non-U.S. plans were selected based on actual historical rates of return of published indices that were used to measure the plans’ target asset allocations. Historical rates were then discounted to consider fluctuations in the historical rates as well as potential changes in the investment environment.

The discount rate used for the Company’s U.S. pension plans is selected based on highly rated long-term corporate bond indices and yield curves that match the duration of the plans’ benefit obligations. The selected rate reflects the rate at which the pension benefits could be effectively settled. At December 31, 2006, the Company selected a discount rate of 5.90% for its U.S. pension plans. The discount rates for non-U.S. plans were selected based on indices of high-quality bonds using criteria applicable to the respective countries.

A one-quarter percentage point change in the assumed long-term rate of return on the Company’s U.S. pension plans would impact the Company’s pretax income by approximately $0.8 million annually. A one-quarter percentage point decrease in the discount rate would decrease the Company’s pretax income by approximately $0.1 million annually. The Company reviews these and other assumptions at least annually.

During 2006, the fair value of the Company’s pension plan assets increased by $30.9 million compared to a decrease in projected benefit obligations of $13.6 million. The decrease in the benefit obligation was driven by an update to certain actuarial assumptions including the assumptions related to the discount rate, salary scale, turnover rates and retirement rates. The Company’s pension expense for 2006 was $4.6 million. Pension expense for 2007 is expected to decrease by approximately $2.4 million from 2006 expense, due in part to higher discount rates, higher returns on plan assets and plan changes.

Income Taxes: As of December 31, 2006, the Company had recognized $48.5 million of deferred tax assets, net of valuation reserves. The realization of these benefits is dependent in part on future taxable income. For those jurisdictions where the expiration date of tax loss carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided. Management believes that sufficient income will be earned in the future to realize deferred income tax assets, net of valuation allowances recorded. The recognized net deferred tax asset is based on the Company’s estimates of future taxable income. The realization of these deferred tax assets can be impacted by changes to tax codes, statutory tax rates and future taxable income levels. Additionally, the Company is exposed to certain tax contingencies in the ordinary course of business. The Company records a liability when an exposure item becomes probable and can be reasonably estimated.

Stock-Based Compensation: The Company accounts for its stock-based employee compensation plans at fair value on the grant date and recognizes the related cost in its statement of operations in accordance with SFAS No. 123R, “Share-Based Payment,” which the Company adopted effective January 1, 2006 utilizing the modified retrospective method. The Company previously accounted for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. The fair values of stock options are estimated using the Black-Scholes option-pricing model based on certain assumptions. The fair values of other stock awards are estimated based on the fair market value of the Company’s stock price on the grant date. See Note 3 of the Notes to the Consolidated Financial Statements.

Recent Accounting Changes

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109),” which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company will adopt FIN 48 as of January 1, 2007. The cumulative effect upon adoption will be reported as an adjustment to opening retained earnings. The Company has estimated that the cumulative effect of adopting FIN 48 will not have a material impact on the financial statements of the Company.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statements misstatements. The Company has applied the provisions of this SAB as of December 31, 2006. Application of this Bulletin did not have any impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits the measurement of certain financial instruments at fair value. This Statement will be effective for the Company in 2008. The Company is currently evaluating the impact this Statement will have on the Company’s financial position, results of operations and cash flows.

EBITDA

Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) for 2006 were $159.1 million compared to $120.0 million in 2005. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes, and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company’s operating performance. The Company’s definition of EBITDA may not be comparable with EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors. Accordingly, the calculation has limitations depending on its use.

Following is a reconciliation of EBITDA to the Company’s net income (in millions). The 2005 EBITDA results include the $8.9 million gain on the sale of NASCO, the $1.5 million tax benefit realized from prior periods related to being awarded Pioneer Status in Singapore and the $1.8 million favorable adjustment to cost of sales at Barnes Distribution:

	2006	2005
		As adjusted
Net income	$73.8	$54.2
Add back:
Interest expense	23.7	17.6
Income taxes	19.4	13.4
Depreciation and amortization	42.2	34.8

EBITDA	$159.1	$120.0

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. The Company’s financial results could be impacted by changes in interest rates and foreign currency exchange rates, and commodity price changes. The Company uses financial instruments to hedge its exposure to fluctuations in interest rates and foreign currency exchange rates. The Company does not use derivatives for speculative or trading purposes.

The Company’s long-term debt portfolio consists of fixed-rate and variable-rate instruments and is managed to reduce the overall cost of borrowing while also minimizing the effect of changes in interest rates on near-term earnings. The Company’s primary interest rate risk is derived from its outstanding variable-rate debt obligations. At December 31, 2006, the result of a hypothetical 100 basis point increase in the average cost of the Company’s variable-rate debt would have reduced annual pretax profit by $2.2 million.

At December 31, 2006, the fair value of the Company’s fixed-rate debt was $239.7 million, compared with its carrying amount of $211.0 million. The Company estimates that a 100 basis point decrease in market interest rates at December 31, 2006 would have increased the fair value of the Company’s fixed-rate debt to $242.1 million.

The Company has manufacturing, sales and distribution facilities around the world and thus makes investments and conducts business transactions denominated in various currencies. The currencies of the locations where the Company’s business operations are conducted include the U.S. dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, Euro, Mexican peso, Singapore dollar, Swedish krona, Swiss franc and Thai baht. The Company is exposed primarily to financial instruments denominated in currencies other than the functional currency at its international locations. A 10% adverse change in all currencies at December 31, 2006 would have resulted in a $0.6 million loss in the fair value of those financial instruments.

Foreign currency commitments and transaction exposures are managed at the operating units as an integral part of their businesses in accordance with a corporate policy that addresses acceptable levels of foreign currency exposures. The Company does not hedge its foreign currency net investment exposure. To reduce foreign currency exposure, management maintains the majority of foreign cash and short-term investments in local currency and uses forward currency contracts for non-functional currency denominated assets in an effort to reduce the effect of the volatility of changes in foreign exchange rates on the income statement. In historically weaker currency countries, such as Brazil and Mexico, management assesses the strength of these currencies relative to the U.S. dollar and may elect during periods of local currency weakness to invest excess cash in U.S. dollar-denominated instruments.

The Company’s exposure to commodity price changes relates to certain manufacturing operations that utilize high-grade steel spring wire, titanium and other specialty metals. The Company attempts to manage its exposure to increases in those prices through its procurement and sales practices.

Item 8. Financial Statements and Supplementary Data

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
		As adjusted	As adjusted
Net sales	$1,259,656	$1,102,174	$994,709

Cost of sales	797,472	705,488	652,904
Selling and administrative expenses	345,148	320,301	291,373

	1,142,620	1,025,789	944,277

Operating income	117,036	76,385	50,432

Other income	1,181	10,449	2,145

Interest expense	23,691	17,551	15,390
Other expenses	1,284	1,132	1,310

Income before income taxes and cumulative effect of a change in accounting principle	93,242	68,151	35,877

Income taxes	19,397	13,609	5,851

Income before cumulative effect of a change in accounting principle	73,845	54,542	30,026
Cumulative effect of a change in accounting principle, net of income taxes of $190	—	(391)	—

Net income	$73,845	$54,151	$30,026

Per common share (1):
Basic:
Income before cumulative effect of change in accounting principle	$1.46	$1.16	$0.65
Cumulative effect of change in accounting principle, net of tax	—	(0.01)	—

Net income	$1.46	$1.15	$0.65

Diluted:
Income before cumulative effect of change in accounting principle	$1.39	$1.11	$0.63
Cumulative effect of change in accounting principle, net of tax	—	(0.01)	—

Net income	$1.39	$1.10	$0.63

Dividends	0.485	0.42	0.40
Average common shares outstanding (1):
Basic	50,702,992	47,197,650	46,211,706
Diluted	52,943,494	49,018,382	47,935,268

(1)	As adjusted for the two-for-one stock split in the second quarter of 2006. See Note 2.

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2006	2005
		As adjusted
Assets
Current assets
Cash and cash equivalents	$35,360	$28,112
Accounts receivable, less allowances (2006 – $3,589; 2005 – $3,063)	190,775	155,595
Inventories	198,960	159,238
Deferred income taxes	24,923	24,563
Prepaid expenses	11,196	11,157

Total current assets	461,214	378,665

Deferred income taxes	23,544	22,478
Property, plant and equipment, net	209,645	157,056
Goodwill	358,600	235,299
Other intangible assets, net	236,561	163,849
Other assets	46,887	48,513

Total assets	$1,336,451	$1,005,860

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$5,600	$4,000
Accounts payable	141,345	120,158
Accrued liabilities	102,951	93,615
Long-term debt – current	45,164	40,084

Total current liabilities	295,060	257,857

Long-term debt	376,318	241,941
Accrued retirement benefits	114,757	88,036
Other liabilities	30,521	16,869
Commitments and Contingencies (Notes 10 and 18)

Stockholders’ equity
Common stock – par value $0.01 per share
Authorized: (2006 – 150,000,000 shares; 2005 – 60,000,000 shares)
Issued (2006 – 52,639,594; 2005 – 48,839,388)	526	488
Additional paid-in capital	194,210	136,962
Treasury stock, at cost (2006 – 230,741 shares; 2005 – 831,820 shares)	(4,608)	(14,590)
Retained earnings	352,823	304,274
Accumulated other non-owner changes to equity	(23,156)	(25,977)

Total stockholders’ equity	519,795	401,157

Total liabilities and stockholders’ equity	$1,336,451	$1,005,860

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2006	2005	2004
		As adjusted	As adjusted
Operating activities:
Net income	$73,845	$54,151	$30,026
Adjustments to reconcile net income to net cash from operating activities:
Cumulative effect of change in accounting principle	—	391	—
Depreciation and amortization	42,226	34,858	34,177
Gain on disposition of property, plant and equipment	(986)	(287)	(96)
Non-cash stock compensation expense	7,929	16,914	10,935
Gain on the sale of NASCO	—	(8,892)	—
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(7,942)	(15,749)	(11,566)
Inventories	(24,658)	(22,978)	(8,559)
Prepaid expenses	1,127	997	(1,385)
Accounts payable	14,407	5,209	2,043
Accrued liabilities	(1,275)	6,382	5,717
Deferred income taxes	2,763	2,300	(3,080)
Long-term retirement benefits	4,263	(1,342)	(2,935)
Other	2,622	(2,302)	(2,560)

Net cash provided by operating activities	114,321	69,652	52,717

Investing activities:
Proceeds from disposition of property, plant and equipment	4,975	1,867	4,970
Proceeds from the sale of NASCO	—	18,600	—
Capital expenditures	(41,712)	(26,097)	(28,509)
Business acquisitions, net of cash acquired	(147,896)	(20,591)	(17,720)
Revenue sharing program payments	(56,800)	(56,750)	(32,000)
Other	(5,912)	(2,486)	(2,305)

Net cash used by investing activities	(247,345)	(85,457)	(75,564)

Financing activities:
Net change in other borrowings	3,815	4,138	(11,976)
Payments on long-term debt	(156,181)	(146,366)	(20,804)
Proceeds from the issuance of long-term debt	291,852	164,029	58,000
Proceeds from the issuance of common stock	28,193	7,101	4,534
Common stock repurchases	(712)	(149)	(3,498)
Dividends paid	(24,803)	(19,879)	(18,509)
Other	(1,252)	(926)	(40)

Net cash provided by financing activities	140,912	7,948	7,707

Effect of exchange rate changes on cash flows	(640)	(366)	1,687

Increase (decrease) in cash and cash equivalents	7,248	(8,223)	(13,453)

Cash and cash equivalents at beginning of year	28,112	36,335	49,788

Cash and cash equivalents at end of year	$35,360	$28,112	$36,335

Supplemental Disclosure of Cash Flow Information:

Non-cash financing and investing activities in 2006, 2005 and 2004 include the acquisition of $27.2 million, $27.8 million and $47.0 million, respectively, of intangible assets and the recognition of the corresponding liabilities in connection with the aftermarket RSPs. In 2006, non-cash investing and financing activities include the issuance of $30.7 million of common stock in connection with the acquisition of Heinz Hänggi.

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
	As adjusted	As adjusted		As adjusted		As adjusted
January 1, 2004	$488	$124,096	$(34,652)	$259,977	$(14,475)	$335,434
Comprehensive income:
Net income				30,026		30,026
Foreign currency translation adjustments, net					9,637	9,637
Unrealized gains on hedging activities, net					31	31
Minimum pension liability adjustment, net					(8,902)	(8,902)

Comprehensive income				30,026	766	30,792
Dividends paid				(18,509)		(18,509)
Common stock repurchases			(3,498)			(3,498)
Employee stock plans		6,257	6,609	(709)		12,157

December 31, 2004	488	130,353	(31,541)	270,785	(13,709)	356,376

Comprehensive income:
Net income				54,151		54,151
Foreign currency translation adjustments, net					(7,353)	(7,353)
Unrealized gains on hedging activities, net					579	579
Minimum pension liability adjustment, net					(5,494)	(5,494)

Comprehensive income				54,151	(12,268)	41,883
Dividends paid				(19,879)		(19,879)
Common stock repurchases			(149)			(149)
Employee stock plans		6,609	17,100	(783)		22,926

December 31, 2005	488	136,962	(14,590)	304,274	(25,977)	401,157

Comprehensive income:
Net income				73,845		73,845
Foreign currency translation adjustments, net					19,323	19,323
Unrealized gains on hedging activities, net					42	42
Minimum pension liability adjustment, net					9,791	9,791

Comprehensive income				73,845	29,156	103,001
Adjustment to initially apply SFAS No. 158, net					(26,335)	(26,335)
Dividends paid				(24,803)		(24,803)
Common stock repurchases			(712)			(712)
Stock issued for the purchase of Heinz Hänggi	16	30,666				30,682
Employee stock plans	22	26,582	10,694	(493)		36,805

December 31, 2006	$526	$194,210	$(4,608)	$352,823	$(23,156)	$519,795

See accompanying notes.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts included in the notes are stated in thousands except per share data and the tables in Note 17.)

1. Summary of Significant Accounting Policies

General: The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. See Note 3 for discussion of the Company’s change in accounting as a result of the adoption of SFAS No. 123R as of January 1, 2006 and the adjustment of previously reported amounts. Additionally, as discussed in Note 2, the Company’s Board of Directors declared a two-for-one stock split in the second quarter of 2006. All equity, share and per-share amounts have been adjusted to reflect the effect of the stock split.

Consolidation: The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. Intercompany transactions and account balances have been eliminated. The Company accounted for its 45% investment in the common stock of NASCO, a suspension spring company jointly owned with NHK Spring Co., Ltd. of Japan since 1986, under the equity method. As described in Note 19, the Company sold its investment in NASCO during 2005. The accompanying income statements include other income (expense) of $(45) and $700 for 2005 (through the sale date) and 2004, respectively, from the Company’s investment in NASCO. In addition, other income in 2005 includes the pre-tax gain on the sale of NASCO of $8,892. The Company received dividends from NASCO totaling $17 and $323 in 2005 (through the sale date) and 2004, respectively.

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

Income taxes: The Company accounts for the utilization of windfall tax benefits related to the exercise of stock options using the tax law ordering approach.

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

Goodwill: Goodwill represents the excess purchase price over the net assets of companies acquired in business combinations. Goodwill lives are considered indefinite. Goodwill is subject to impairment testing in accordance with SFAS No. 142 on an annual basis or more frequently if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Based on this assessment, there was no goodwill impairment in 2006, 2005 or 2004.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Sharing Programs: The Company, through its Barnes Aerospace business, participates in aftermarket RSPs under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program. As consideration, the Company pays participation fees, which are recorded as long-lived intangible assets, and are recognized as a reduction to sales over the life of the program. The recoverability of the intangible asset is subject to significant estimates about future revenues related to the program’s aftermarket parts. Management updates revenue projections periodically, which includes comparing actual experience against projected revenue and obtaining industry projections. The potential exists that actual revenues will not meet expectations due to a change in market conditions. A shortfall in future revenues may indicate an impairment of an intangible asset. The Company evaluates the remaining useful life of this asset to determine whether events and circumstances warrant a revision to the remaining period of amortization. The intangible asset is reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company has not identified any impairment of these intangible assets. See Note 7.

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

At December 31, 2006 and 2005, the fair value of derivatives held by the Company was a net asset of $195 and a net liability of $3,316, respectively. Amounts reclassified to earnings from accumulated other non-owner changes to equity in 2006, 2005 or 2004 were not material. Amounts in accumulated other non-owner changes to equity expected to be reclassified to earnings within the next year are not material. During 2006, gains or losses related to hedge ineffectiveness were immaterial. Foreign currency transaction losses included in income were $295, $243 and $695 in 2006, 2005 and 2004, respectively.

Foreign currency translation: The majority of the Company’s international operations use the local currency as the functional currency. Assets and liabilities of international operations are translated at year-end rates of exchange; revenues and expenses are translated at average annual rates of exchange. The resulting translation gains or losses are reflected in accumulated other non-owner changes to equity within stockholders’ equity.

2. Stock Split

In April 2006, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock, in the form of a 100 percent stock dividend. All stockholders of record on May 30, 2006 received one additional share of Barnes Group Inc. common stock for each share held on that date. The additional share of common stock was distributed to stockholders of record in the form of a stock dividend on June 9, 2006. All share and per-share amounts in the accompanying consolidated financial statements and notes to consolidated financial statements have been adjusted to apply the effect of the stock split retrospectively.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Stock-Based Compensation

The Company previously accounted for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Effective January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment” which requires the cost of all share-based payments, including stock options, to be measured at fair value on the grant date and recognized in the results of operations. This change did not have a material impact on the 2006 results. Forfeitures were previously recorded as incurred; however, the revised Statement requires that an estimated forfeiture rate be applied to outstanding awards, the impact of which was not material upon adoption. Prior to the adoption of this Statement, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. In accordance with SFAS No. 123R, the Company records the cash flows resulting from tax deductions in excess of compensation for those options, if any, as financing cash flows. The Company has elected the shortcut method as described in FASB Staff Position No. 123(R)-3 for determining the available pool of windfall tax benefits upon adoption. The Company has elected to utilize the modified retrospective method of adoption and therefore all periods presented prior to January 1, 2006 have been adjusted to reflect the impact of the standard as if it had been adopted on January 1, 1995, the original effective date of SFAS No. 123, “Accounting for Stock Issued to Employees.” The amounts that are reported in the Company’s results of operations for the adjusted periods are the pro forma amounts previously disclosed under SFAS No. 123. As a result of the change in accounting, the following amounts were adjusted:

	As Previously Reported*	Adjustment	As Adjusted
Consolidated Statements of Income:
Year ended December 31, 2005
Selling and administrative expenses	$309,991	$10,310	$320,301
Income taxes	17,553	(3,944)	13,609
Net income	60,517	(6,366)	54,151
Net income per common share – basic	1.28	(.13)	1.15
Net income per common share – diluted	1.24	(.14)	1.10
Average common shares outstanding – diluted	48,803,274	215,108	49,018,382

Year ended December 31, 2004
Selling and administrative expenses	$284,223	$7,150	$291,373
Income taxes	8,601	(2,750)	5,851
Net income	34,426	(4,400)	30,026
Net income per common share – basic	.74	(.09)	.65
Net income per common share – diluted	.72	(.09)	.63
Average common shares outstanding – diluted	47,672,926	262,342	47,935,268

Consolidated Balance Sheet:
December 31, 2005
Deferred income tax asset – long-term	$16,526	$5,952	$22,478
Additional paid-in capital	102,577	34,385	136,962
Retained earnings	332,707	(28,433)	304,274

Consolidated Statement of Changes in Stockholders’ Equity:
December 31, 2004
Additional paid-in capital	$102,434	$27,919	$130,353
Retained earnings	292,852	(22,067)	270,785

December 31, 2003
Additional paid-in capital	$100,348	$23,748	$124,096
Retained earnings	277,644	(17,667)	259,977

*	Share and per share amounts and additional paid-in capital have been adjusted to reflect the effect of the 2-for-1 stock split. See Note 2.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Please refer to Note 15 for a description of the Company’s stock incentive award plans and their general terms. As of December 31, 2006, incentives had been awarded in the form of incentive stock rights, performance share unit awards and restricted stock unit awards (collectively “Rights”) and stock options. The Company has elected to use the straight-line method to recognize compensation costs. Stock option awards vest over a period ranging from six months to five years. The maximum term of stock option awards is 10 years. Upon exercise of a stock option or upon vesting of Rights, shares are issued from treasury shares held by the Company or from authorized shares. Effective January 1, 2006, the Company eliminated the reload feature relative to its stock option awards and decreased the discount for stock purchases under its Employee Stock Purchase Plan from 15% to 5%.

During 2006, 2005 and 2004, the Company recognized $7,929, $16,914 and $10,935, respectively, of stock-based compensation cost and $3,033, $6,470 and $4,183, respectively, of related tax benefits. At December 31, 2006, the Company had $8,949 of unrecognized compensation costs related to unvested awards. The costs are expected to be recognized over a weighted average period of 3.1 years.

The following table summarizes information about the Company’s stock option awards during 2006, 2005 and 2004:

	Number of Shares	Weighted-Average Exercise Price
Outstanding, January 1, 2004	6,955,654	$10.85
Granted	2,992,098	13.62
Exercised	(3,027,068)	10.20
Forfeited	(144,836)	12.04

Outstanding, December 31, 2004	6,775,848	12.34
Granted	4,110,370	15.44
Exercised	(4,361,524)	12.39
Forfeited	(125,518)	12.50

Outstanding, December 31, 2005	6,399,176	14.29
Granted	581,925	19.34
Exercised	(1,977,924)	13.67
Forfeited	(67,520)	14.71

Outstanding, December 31, 2006	4,935,657	15.12

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Of Shares	Average Remaining Life (Years)	Average Exercise Price	Number Of Shares	Average Exercise Price
$8.46 to $13.29	1,236,253	5.29	$11.01	839,858	$10.83
$13.30 to $15.34	1,441,051	4.81	14.59	966,402	14.78
$15.35 to $17.51	1,242,544	4.00	16.98	1,205,463	16.98
$17.52 to $20.80	1,015,809	6.84	18.61	456,234	17.67

The Company received cash proceeds from the exercise of stock options of $27,039, $5,578 and $3,010 in 2006, 2005 and 2004, respectively. The total intrinsic value (the amount by which the stock price exceeds the exercise price of the option on the date of exercise) of the stock options exercised during 2006, 2005 and 2004 was $14,982, $15,818 and $9,686, respectively. The Company has not realized any tax benefits for tax deductions from awards exercised in these periods because the Company has tax loss carryforwards available.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of stock options granted in 2006, 2005 and 2004 was $4.80, $2.74 and $2.33, respectively. The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2006	2005	2004
Risk-free interest rate	4.55%	3.90%	2.53%
Expected life (years)	5.1	2.4	2.7
Expected volatility	30.0%	30.0%	30.0%
Expected dividend yield	3.16%	2.79%	3.00%

The risk-free interest rate is based on the term structure of interest rates at the time of the option grant. The expected life represents an estimate of the period of time that options are expected to remain outstanding. Assumptions of expected volatility of the Company’s common stock and expected dividend yield are estimates of future volatility and dividend yields based on historical trends.

The following table summarizes information about stock options outstanding that are expected to vest and stock options outstanding that are exercisable at December 31, 2006:

Options Outstanding, Expected to Vest				Options Outstanding, Exercisable
Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term
4,800,669	$15.12	$31,827	5.4 years	3,467,957	$14.97	$23,516	4.2 years

The following table summarizes information about the Company’s Rights during 2006, 2005 and 2004.

	Number of Units	Weighted- Average Fair Value
Non-vested, January 1, 2004	1,577,048	$10.39
Granted	432,784	14.20
Forfeited	(92,271)	11.99
Vested / Issued	(190,277)	14.05

Outstanding, December, 31, 2004	1,727,284	11.23
Granted	526,758	13.21
Forfeited	(120,858)	11.88
Vested / Issued	(300,238)	13.06

Outstanding, December, 31, 2005	1,832,946	11.74
Granted	293,136	18.80
Forfeited	(129,674)	13.12
Vested / Issued	(664,424)	19.75

Outstanding, December, 31, 2006	1,331,984	13.47

As of December 31, 2006, there were 1,331,984 non-vested Rights outstanding, of which 1,142,249 Rights vest upon meeting certain service conditions and 189,735 Rights vest upon satisfying established performance goals. Of the 1,142,249 Rights that vest upon meeting service conditions, 352,000 Rights have accelerated vesting provisions based upon meeting established market conditions. Fifty percent of these Rights vest upon the fair market value of the Company’s stock price exceeding 200% of the grant date fair market value for 30 consecutive trading days. The remaining 50% vest on the first anniversary of such 30th consecutive trading date

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or, if earlier, the vesting date. During the second quarter of 2006, the vesting acceleration conditions of 372,000 Rights were satisfied. Fifty percent of these Rights (186,000 Rights) vested on May 9, 2006 and the remaining 50% (166,000 Rights net of forfeitures) will vest on the first anniversary. If the fair market value of the Company’s stock exceeds $28.55 for 30 consecutive days, 186,000 Rights will meet the market condition. The vesting acceleration conditions related to these Rights were not satisfied as of December 31, 2006.

4. Acquisitions

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

In September 2004, the Company acquired Barnes Precision Valve (formerly DE-STA-CO Manufacturing), a world leader in the design and manufacture of specialty spring products—reed valves and shock discs. This acquisition expanded the presence of the Associated Spring segment in these markets. The purchase price of this acquisition was $18,243. The Company reported $8,503 in sales from Barnes Precision Valve from the acquisition date through December 31, 2004. Pro forma operating results for the 2004 acquisition are not presented since the results would not be significantly different than historical results.

In August 2005, the Company acquired the stock of Toolcom Supplies Ltd., a distributor of maintenance, repair and operating supplies in the United Kingdom. Toolcom is being integrated into the Barnes Distribution segment, strengthening its presence in Europe through geographic expansion in the United Kingdom and increasing its product offerings. The purchase price to the seller was 7.6 million pounds sterling, (approximately $13,600 U.S. Dollars), of which 2.2 million pounds sterling were payable within two years of the closing date, contingent upon the occurrence of certain events or the achievement of certain performance targets. In 2006, 0.9 million pounds sterling (approximately $1,700 U.S. Dollars) had been earned and paid. The remaining balance of 1.3 million pounds sterling (approximately $2,550 U.S. Dollars) as of December 31, 2006 will be recorded if and when paid.

In September 2005, the Company acquired substantially all of the assets of Service Plus Distributors, Inc., a distributor of gas springs, dampers and hardware to equipment and vehicle manufacturers. Service Plus Distributors has been integrated into Barnes Distribution’s Raymond business and complements Raymond’s product offerings. The purchase price to the seller was $13,654 of which $3,700 could be earned within three years of the closing date, contingent upon the occurrence of certain events or the achievement of certain performance targets. In 2006, $1,500 had been earned and paid. The remaining balance of $2,200 as of December 31, 2006 will be recorded if and when paid.

The Company also recorded $306 and $512 in 2006 and 2005, respectively, of related transaction costs as purchase price in connection with the 2005 acquisitions. The Company reported $7,307 in sales from the two 2005 acquisitions from their respective acquisition dates through December 31, 2005. Proforma operating results for the 2005 acquisitions are not presented since the results would not be significantly different than historical results.

In May 2006, the Company acquired Heinz Hänggi, a developer and manufacturer of high-precision punched and fine-blanked components, and a producer of orifice plates, used in fuel injectors throughout the world. Its range of manufacturing solutions allows Heinz Hänggi to serve diversified industries, including high-precision components for transportation suppliers, the power tools sector, the watch industry, consumer electronics, telecommunications, medical devices, and textile machinery sectors. A majority of Heinz Hänggi’s sales are in Europe. Heinz Hänggi is being integrated into the Associated Spring segment. The Company reported $19,453 in sales from Heinz Hänggi for the period from the acquisition date through December 31, 2006. The purchase price of 162.0 million Swiss francs ($132,019 U.S. Dollars) was paid through a combination of 122.0 million Swiss francs ($101,337 U.S. Dollars) in cash and 1,628,676 shares (post-stock split) of Barnes

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Group Inc. common stock ($30,682 based upon a market value determined at the time of the purchase agreement). The purchase cost, consisting of the purchase price of $132,019 plus transaction costs of $2,614, net of cash acquired of $7,672, was $126,961.

In July 2006, the Company acquired KENT, a distributor of adhesives, sealants, specialty cleaning chemicals, abrasives, tools and other consumables to the European transportation aftermarket and industrial maintenance market. KENT is being integrated into the Barnes Distribution segment. The Company reported $33,498 in sales from KENT for the period from the acquisition date through December 31, 2006. The purchase price of 24.0 million pounds sterling ($44,856 U.S. Dollars) was paid in cash. The purchase cost, consisting of the purchase price of $44,856 plus transaction costs of $2,598, net of cash acquired of $1,506, was $45,948.

In November 2006, the Company acquired the assets of the Nitropush product line of nitrogen gas springs from Orflam Industries of France for 1.4 million euros ($1,843 U.S. Dollars). The total purchase cost was $1,942. The Nitropush product line is being integrated into the Associated Spring business segment.

The following table summarizes the estimates of fair values of the assets acquired and liabilities assumed at the date of the 2006 acquisitions. The Company is in the process of obtaining third-party valuations of certain assets acquired with Heinz Hänggi and KENT. The purchase price allocations are subject to finalization of the valuation of certain assets and liabilities. As a result, preliminary amounts assigned to assets and liabilities are subject to revision.

Current assets	$34,991
Property, plant and equipment	44,164
Intangible and other assets	23,930
Goodwill	106,455

Total assets acquired	209,540

Current liabilities	(18,493)
Other liabilities	(16,196)

Total liabilities assumed	(34,689)

Net assets acquired	$174,851

The following table reflects the unaudited pro forma operating results of the Company for 2006 and 2005, which give effect to the acquisitions of Heinz Hänggi, KENT and Nitropush as if they had occurred on January 1, 2006 and January 1, 2005, respectively. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred if the acquisitions had been effective January 1, 2006 and January 1, 2005, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company, Heinz Hänggi, KENT and Nitropush adjusted for certain items including depreciation and amortization expense associated with the assets acquired and the Company’s financing arrangements. The pro forma information does not include the effects of any synergies and cost reduction initiatives related to the acquisitions.

	2006	2005
Net sales	$1,319,858	$1,209,437
Income before income taxes	99,986	76,858
Net income	78,715	60,623

Net income per share:
Basic	$1.53	$1.24
Diluted	1.46	1.20

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Inventories

Inventories at December 31 consisted of:

	2006	2005
Finished goods	$123,460	$100,833
Work-in-process	42,898	32,105
Raw materials and supplies	32,602	26,300

	$198,960	$159,238

6. Property, Plant and Equipment

Property, plant and equipment at December 31 consisted of:

	2006	2005
Land	$13,561	$9,632
Buildings	109,672	85,593
Machinery and equipment	441,754	394,521

	564,987	489,746
Less accumulated depreciation	(355,342)	(332,690)

	$209,645	$157,056

Depreciation expense was $31,834, $29,501 and $29,529 during 2006, 2005 and 2004, respectively.

7. Goodwill and Other Intangible Assets

Goodwill: The following table sets forth the change in the carrying amount of goodwill for each reportable segment and the Company:

	Associated Spring	Barnes Aerospace	Barnes Distribution	Total Company
January 1, 2005	$77,598	$30,786	$113,472	$221,856
Goodwill acquired, net of adjustments	2,589	—	10,968	13,557
Foreign currency translation	—	—	(114)	(114)

December 31, 2005	80,187	30,786	124,326	235,299
Goodwill acquired, net of adjustments	78,250	—	32,033	110,283
Foreign currency translation	12,632	—	386	13,018

December 31, 2006	$171,069	$30,786	$156,745	$358,600

The 2005 increase in goodwill at Associated Spring resulted from the final determination of assumed liabilities, including plans to reorganize certain business facilities related to the Barnes Precision Valve acquisition. This increase was offset, in part, by the completion of the valuation of fixed assets and intangible assets. In 2005, the Barnes Distribution goodwill increased primarily due to the acquisitions of Toolcom and Service Plus Distributors.

The 2006 changes in goodwill recorded at Associated Spring include $78,325 of goodwill from the acquisition of Heinz Hänggi during the second quarter of 2006. Additionally, the foreign currency translation

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjustment at Associated Spring was due primarily to the effect of the changes in the foreign currency exchange rate on the goodwill related to the nitrogen gas spring business in Sweden. In 2006, the changes in goodwill recorded at Barnes Distribution include $28,130 of goodwill from the acquisition of KENT during the third quarter of 2006. The goodwill related to the Heinz Hänggi and KENT acquisitions is not deductible for tax purposes. Additionally, during 2006, Barnes Distribution goodwill was increased as a result of contingent purchase price adjustments for the achievement of certain performance targets related to the Toolcom acquisition of 0.9 million pounds sterling (approximately $1,700 U.S. Dollars) and the Service Plus Distributors acquisition of $1,500. The purchase price allocations of the Toolcom and Service Plus Distributors acquisitions were finalized during 2006 and resulted in minor adjustments to intangible asset valuations and goodwill.

Of the $358,600 of goodwill at December 31, 2006, $144,416 is tax deductible.

Other Intangible Assets: Other intangible assets at December 31 consisted of:

		2006		2005
	Range of Life-Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue Sharing Programs	Up to 30	$190,200	$(5,359)	$134,000	$(1,957)
Customer lists/relationships	10	28,333	(6,160)	19,133	(3,735)
Patents, trademarks/trade names	5-30	24,974	(4,247)	11,446	(2,755)
Other	Up to 15	8,262	(1,576)	3,331	(658)

		251,769	(17,342)	167,910	(9,105)
Foreign currency translation		2,134	—	1,038	—
Unamortized intangible pension asset		—	—	4,006	—

Other intangible assets		$253,903	$(17,342)	$172,954	$(9,105)

Amortization of intangible assets for the year ended December 31, 2006 was $8,237. Over the next five years, the estimated aggregate amortization expense is expected to increase from approximately $9,400 in 2007 to $12,100 in 2011.

During 2005 and 2006, the Company entered into additional aftermarket RSP agreements with a major aerospace customer, General Electric, under which the Company is the sole supplier of certain aftermarket parts to this customer. As consideration for these agreements, the Company agreed to pay participation fees to General Electric. The Company has recorded the participation fees as long-lived intangible assets which will be recognized as a reduction to sales over the life of the related aircraft engine program. As consideration for the additional RSP agreements entered into during 2005, the Company agreed to pay participation fees aggregating $35,500, of which $7,750 was paid in 2005 and $27,750 was paid in 2006. As consideration for the additional RSP agreements entered into during 2006, the Company agreed to pay participation fees aggregating $57,050, of which $29,900 was paid in 2006 and $27,150 will be paid in 2007. Additionally, in 2006 an amendment was made to a previous RSP agreement which reduced the related intangible asset by $850.

In connection with the acquisitions of Toolcom and Service Plus Distributors in 2005, the Company recorded intangible assets of $1,590 and $6,043, respectively, related to customer lists/relationships. In connection with the 2006 acquisitions, the Company recorded intangible assets of $15,699 related to customer lists/relationships, patents, a non-compete agreement and sales order backlog for the Heinz Hänggi acquisition, $6,407 related to customer lists/relationships, trademarks and trade names for the KENT acquisition and $1,547 related to a trade name for the Nitropush acquisition.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Accrued Liabilities

Accrued liabilities at December 31 consisted of:

	2006	2005
Payroll and other compensation	$37,881	$37,202
Pension and other postretirement benefits	9,692	14,526
Income taxes currently payable	9,923	6,679
Other	45,455	35,208

	$102,951	$93,615

Business reorganization accruals are included in accrued liabilities in the accompanying consolidated balance sheets.

In connection with the Barnes Precision Valve acquisition and a plan to streamline its global operations, the Company recorded certain exit costs in 2005 resulting from a plan to reorganize certain business facilities and involuntarily terminate employees. The Company recorded $716 of severance costs as assumed liabilities during 2005, which related primarily to involuntary terminations of salaried and hourly personnel at a U.S. facility. Additional costs of $1,381 in 2006 related to these actions were expensed as incurred. The reorganization was completed in 2006.

In connection with the acquisition and integration of KENT in 2006, the Company recorded a $1,746 charge related to personnel reductions. The charge has been recorded in selling and administrative expenses in the accompanying consolidated statements of income and will be paid in 2007.

9. Debt and Commitments

Long-term debt and notes payable at December 31 consisted of:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
7.66% Notes	$24,500	$24,897	$24,500	$25,233
7.80% Notes	45,500	50,500	45,500	50,865
9.34% Notes, including deferred gain	40,827	44,535	61,676	65,828
2.15% Notes	—	—	18,910	18,885
3.75% Convertible Notes	100,000	119,650	100,000	99,500
Revolving credit agreement	203,500	203,500	24,000	24,000
Industrial revenue bonds	7,000	7,000	7,000	7,000
Borrowings under lines of credit	5,600	5,600	4,000	4,000
Capital leases	155	155	439	439

	427,082	455,837	286,025	295,750
Less current maturities	(50,764)	(50,764)	(44,084)	(44,084)

Long-term debt	$376,318	$405,073	$241,941	$251,666

The Company’s long-term debt portfolio consists of fixed-rate and variable-rate instruments and is managed to reduce the overall cost of borrowing and to mitigate fluctuations in interest rates. Interest rate fluctuations result in changes in the market value of the Company’s fixed-rate debt. The fair values of the Company’s Notes

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are determined using discounted cash flows based upon the Company’s estimated current interest cost for similar types of borrowings or current market value. The amounts do not include the fair value of the swap and the deferred gain on the terminated swap. The carrying values of other long-term debt and notes payable approximate their fair market values.

The 7.66% Notes are payable in 2007. The 7.80% Notes are payable in three equal annual installments beginning in 2008. The 9.34% Notes are payable in three equal annual installments, the first payment of which was made in 2006. In August 2002, the Company terminated its $60,000 interest rate swap dated July 2001. The Company received a payment of $5,286 at termination. The payment represented $4,702 for the fair value of the swap plus $584 for accrued interest at the time of termination. The accumulated adjustment to the carrying value of the debt is being amortized in accordance with the terms of the underlying debt, which effectively reduces the fixed rate of the debt to 7.84%.

In July 2001, the Company borrowed Yen 3,000 million, under a term loan facility with The Development Bank of Singapore Limited. The loan was payable in 10 semi-annual installments of Yen 87.3 million that began on December 28, 2001, with a balloon payment of Yen 2,214.3 million due June 30, 2006. The borrowing had a stated interest rate of 2.15%. In connection with the Yen borrowing, the Company entered into a series of forward currency exchange contracts, a form of derivative, that effectively converted the Yen principal payments to Singapore dollar payments. The forward contracts were cash flow hedges, and increased the effective interest rate of the borrowing to 5.16%. Additionally, in January 2005, the Company entered into additional forward currency exchange contracts which effectively converted the remaining interest and principal payments to Singapore dollar payments. The final amounts due under this loan were paid in 2006.

On August 1, 2005, the Company sold $100,000 of 3.75% Senior Subordinated Convertible Notes due August 1, 2025 with interest payable semi-annually on February 1 and August 1 of each year commencing on February 1, 2006. The net proceeds from this offering were used to repay indebtedness outstanding under the Company’s revolving credit facility. The notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company. The notes are subject to redemption at their par value at any time, at the option of the Company, on or after February 1, 2011. The notes may be converted, under certain circumstances, into a combination of cash and common stock of the Company at a conversion value equal to 47.4381 shares per note, equivalent to a conversion price of approximately $21.08 per share of common stock. The first $1 of the conversion value of each note would be paid in cash and the additional conversion value, if any, would be paid in cash or common stock, at the option of the Company.

In June 2006, the Company entered into an amended and restated revolving credit agreement which increased the available bank credit to $400,000, increased the number of participating banks to 17 and permitted borrowings in currencies other than the U.S. Dollar. Borrowings under this agreement bear interest at LIBOR plus 0.65%, although the spreads can range from 0.55% to 1.35% depending on the Company’s debt ratio at the time of borrowing. The interest rate on these borrowings was 6.12% and 5.31% on December 31, 2006 and 2005, respectively. The Company also pays a facility fee on the total commitment amount of the revolving credit which can range from 0.20% to 0.40%, depending on the Company’s debt ratio at the end of each calendar quarter. At December 31, 2006, the Company had borrowed $203,500 under this agreement which matures in January 2011.

In addition, the Company has available approximately $15,000 in uncommitted short-term bank credit lines of which $5,600 and $4,000 was borrowed at December 31, 2006 and 2005, respectively. The interest rates on the December 31, 2006 and 2005 borrowings were 7.34% and 6.33%, respectively.

The Industrial Revenue Bonds, due in 2008, have variable interest rates. The interest rates on this borrowing were 3.95% and 3.60% at December 31, 2006 and 2005, respectively.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt and notes payable, excluding the deferred gain on the terminated swap, are payable as follows: $50,213 in 2007, $42,209 in 2008, $15,167 in 2009, $15,167 in 2010 and $303,500 in 2011.

In addition, the Company had outstanding letters of credit totaling $9,086 at December 31, 2006.

The Company’s debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios, and minimum levels of net worth. The agreements also place certain restrictions on indebtedness and investments by the Company and its subsidiaries. In 2006, the Company amended its 7.66% Senior Notes, its 7.80% Senior Notes and its 9.34% Senior Notes to conform their restrictive covenants with those in the amended and restated revolving credit agreement discussed above with respect to permitted acquisitions, restrictions on liens, permitted indebtedness, permitted investments and consolidated leverage ratio requirements.

The most restrictive borrowing capacity covenant in any agreement requires the Company to maintain a ratio of consolidated Senior Debt to EBITDA, as defined in the amended and restated revolving credit agreement, of not more than 3.25 times at December 31, 2006. The actual ratio at December 31, 2006 was 1.90 times and would have allowed additional borrowings of $232,400. Under the most restrictive covenant, net worth must not be less than $316,000 plus 50% of Consolidated Net Income for the fourth fiscal quarter of 2005 and each fiscal year thereafter. As of December 31, 2006, the Company’s actual net worth, as defined by the debt agreements of $522,616 exceeded the required minimum level of net worth by $164,845.

Interest paid was $26,270, $19,719, and $15,082 in 2006, 2005 and 2004, respectively. The interest paid in 2006 includes $1,212 of capitalized debt issuance costs related to the amended and restated revolving credit agreement which are being amortized over 60 months. The interest paid in 2005 includes $3,666 of capitalized debt issuance costs related to the convertible senior notes which are being amortized over 66 months. Interest capitalized was $714, $241 and $314 in 2006, 2005 and 2004, respectively, and is being depreciated over the lives of the related fixed assets.

10. Pension and Other Postretirement Benefits

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” effective for the year ended December 31, 2006. This Statement required the Company to recognize the overfunded or underfunded status of its defined benefit postretirement plans as assets or liabilities in the accompanying consolidated balance sheets and to recognize changes in the funded status of the plans in comprehensive income.

The Company has defined contribution plans covering a majority of the employees of Barnes Aerospace, certain field sales employees of Barnes Distribution’s U.S. operation, employees of Spectrum, certain employees of Barnes Distribution Canada, union employees of Associated Spring, and employees in Sweden. Company contributions under these plans are based primarily on the performance of the business units and employee compensation. Contribution expense under these defined contribution plans was $3,070, $3,014 and $2,843 in 2006, 2005 and 2004, respectively. Most U.S. salaried and non-union hourly employees are eligible to participate in the Retirement Savings Plan. See Note 15 for further discussion of this plan.

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

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides certain other medical, dental and life insurance postretirement benefits for a majority of its retired employees in the U.S. and Canada. It is the Company’s practice to fund these benefits as incurred.

The accompanying balance sheets reflect the funded status of the plans at December 31, 2006 and the prepaid (accrued) benefit cost as of December 31, 2005. Reconciliations of the obligations and funded status of the plans follow:

	Pensions		Other Postretirement Benefits
	2006	2005	2006	2005
Benefit obligation, January 1	$391,631	$360,494	$77,017	$82,244
Service cost	9,954	11,205	1,743	1,109
Interest cost	20,007	20,006	4,384	4,313
Amendments	4,953	173	2,745	—
Actuarial (gain) loss	(33,817)	24,537	1,536	(2,503)
Benefits paid	(21,942)	(20,872)	(8,374)	(9,245)
Acquisitions	2,826	—	—	—
Settlements gain	(430)	—	—	—
Curtailment gain	(537)	(722)	—	—
Participant contributions	54	193	1,172	1,024
Special termination benefits	53	—	—	—
Foreign exchange rate changes	5,279	(3,383)	3	75

Benefit obligation, December 31	378,031	391,631	80,226	77,017

Fair value of plan assets, January 1	342,364	333,097	—	—
Actual return on plan assets	43,158	29,330	—	—
Company contributions	6,696	2,469	7,202	8,221
Plan participants’ contributions	54	193	1,172	1,024
Benefits paid	(21,942)	(20,872)	(8,374)	(9,245)
Settlement payments	(430)	—	—	—
Foreign exchange rate changes	3,320	(1,853)	—	—

Fair value of plan assets, December 31	373,220	342,364	—	—

Funded status, December 31	$(4,811)	$(49,267)	$(80,226)	$(77,017)

Funded status, December 31	$(4,811)	$(49,267)	$(80,226)	$(77,017)
Adjustments for unrecognized:
Net actuarial losses	—	79,833	—	18,744
Prior service costs	—	4,630	—	2,431
Net asset at transition	—	(1)	—	—

Prepaid (accrued) benefit cost	$(4,811)	$35,195	$(80,226)	$(55,842)

Projected benefit obligations related to plans with benefit obligations in excess of plan assets follows:

	Pensions
	2006	2005
Projected benefit obligation	$160,210	$367,408
Fair value of plan assets	117,446	310,682

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information related to plans with accumulated benefit obligations in excess of plan assets follows:

	Pensions
	2006	2005
Projected benefit obligation	$160,210	$171,301
Accumulated benefit obligation	159,361	164,594
Fair value of plan assets	117,446	119,385

The accumulated benefit obligation for all defined benefit pension plans was $361,986 and $358,588 at December 31, 2006 and 2005.

Amounts recognized in the accompanying balance sheets consist of:

	Pensions		Other Postretirement Benefits
	2006	2005	2006	2005
Other assets	$37,953	$39,279	$—	$—
Other intangible assets	—	4,006	—	—
Accrued liabilities	(2,600)	(5,571)	(7,092)	(8,955)
Accrued retirement benefits	(40,164)	(39,638)	(73,134)	(46,887)
Accumulated other non-owner changes to equity, net	27,559	25,508	14,493	—

Amounts recognized in accumulated other non-owner changes to equity, net of tax, at December 31, 2006 consist of:

	Pension	Other Postretirement Benefits
Net actuarial loss	$22,443	$12,029
Prior service costs	5,116	2,464

	$27,559	$14,493

Weighted-average assumptions used to determine benefit obligations at December 31,

	2006	2005
Discount rate	5.75%	5.48%
Increase in compensation	3.66%	4.34%

The weighted-average asset allocations for all pension plan assets at December 31, 2006 and 2005 by asset category are as follows:

Asset Category	Target	2006	2005
Equity securities	70%	72%	73%
Fixed income securities	20%	21%	21%
Real estate	5%	5%	4%
Other, including cash	5%	2%	2%

Total	100%	100%	100%

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Equity securities in the pension plans include Company stock in the amount of $9,000 at December 31, 2005. During 2006, the pension plans divested their position in Company stock.

The Company expects to contribute approximately $4,642 to the pension plans in 2007.

The following are the estimated future net benefit payments, which include future service, over the next 10 years:

	Pensions	Other Postretirement Benefits
2007	$22,669	$7,296
2008	23,157	6,718
2009	23,650	6,628
2010	24,247	6,047
2011	25,026	6,206
Years 2012-2016	138,231	29,207

Total	$256,980	$62,102

Pension and other postretirement benefit expenses consisted of the following:

	Pensions			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Service cost	$9,954	$11,205	$10,265	$1,743	$1,109	$1,282
Interest cost	20,007	20,006	19,577	4,384	4,313	4,806
Expected return on plan assets	(29,706)	(31,158)	(31,253)	—	—	—
Amortization of transition assets	(1)	(14)	(13)	—	—	—
Amortization of prior service cost	1,687	1,197	1,200	1,165	482	459
Recognized losses	2,227	1,308	708	920	756	877
Settlement loss	372	—	—	—	—	—
Curtailment (gain) loss	(33)	(722)	176	—	—	144
Special termination benefits	53	—	370	—	—	—

Net periodic benefit cost	$4,560	$1,822	$1,030	$8,212	$6,660	$7,568

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other non-owner changes to equity into net periodic benefit cost in 2007 are $897 and $482, respectively. The estimated net loss and prior service costs for other defined benefit postretirement plans that will be amortized from accumulated other non-owner changes to equity income into net periodic benefit cost in 2007 are $774 and $1,134, respectively.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted-average assumptions used to determine net benefit expense for years ended December 31,

	2006	2005	2004
Discount rate	5.46%	5.73%	6.21%
Long-term rate of return	8.34%	9.14%	9.41%
Increase in compensation	3.95%	4.40%	4.43%

The expected long-term rate of return is based on the actual historical rates of return of published indices that are used to measure the plans’ target asset allocation. The historical rates are then discounted to consider fluctuations in the historical rates as well as potential changes in the investment environment.

The Company’s accumulated postretirement benefit obligations, exclusive of pensions, take into account certain cost-sharing provisions. The annual rate of increase in the cost of covered benefits (i.e., health care cost trend rate) is assumed to be 11% and 10% at December 31, 2006 and 2005, respectively, decreasing gradually to a rate of 5% by December 31, 2015. A one percentage point change in the assumed health care cost trend rate would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on postretirement benefit obligation	$1,546	$(1,345)
Effect on postretirement benefit cost	103	(88)

The incremental effects of applying SFAS No. 158 on the accompanying consolidated balance sheet were as follows:

	Pensions			Other Postretirement Benefits
	Before application of SFAS No. 158	Adjustments	After application of SFAS No. 158	Before application of SFAS No. 158	Adjustments	After application of SFAS No. 158
Other assets	$47,277	$(9,324)	$37,953	$—	$—	$—
Other intangible assets	6,674	(6,674)	—	—	—	—
Deferred income taxes	(4,386)	4,469	83	21,934	8,705	30,639
Accrued liabilities	(4,563)	1,963	(2,600)	(7,640)	548	(7,092)
Accrued retirement benefits	(37,888)	(2,276)	(40,164)	(49,388)	(23,746)	(73,134)
Accumulated other non-owner changes to equity, net	15,717	11,842	27,559	—	14,493	14,493

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income Taxes

The components of income before income taxes and the income tax provision follow:

	2006	2005	2004
		As adjusted	As adjusted
Income before income taxes:
U.S.	$13,566	$10,877	$(772)
International	79,676	57,274	36,649

Income before income taxes and cumulative effect of a change in accounting principle	$93,242	$68,151	$35,877

Income tax provision:
Current:
U.S. – federal	$819	$1,173	$2,743
U.S. – state	40	(238)	1,094
International	14,128	5,700	9,284

	14,987	6,635	13,121

Deferred:
U.S. – federal	5,496	3,602	(5,230)
U.S. – state	1,073	1,506	(995)
International	(2,159)	1,866	(1,045)

	4,410	6,974	(7,270)

Income tax provision	$19,397	$13,609	$5,851

Deferred income tax assets and liabilities at December 31 consisted of the tax effects of temporary differences related to the following:

	Assets		Liabilities
	2006	2005	2006	2005
		As adjusted		As adjusted
Allowance for doubtful accounts	$587	$781	$47	$—
Depreciation and amortization	(6,156)	(6,766)	15,224	4,728
Inventory valuation	4,647	4,354	973	147
Other postretirement/postemployment costs	30,639	20,861	—	(567)
Tax loss carryforwards	29,255	28,029	—	—
Pension	446	1,981	(363)	2,033
Accrued compensation	12,349	14,186	—	—
Goodwill	(16,038)	(12,783)	—	424
Swedish tax incentive	—	—	7,229	5,626
Contingent convertible debt interest	(3,794)	(929)	—	—
Other	9,642	7,948	154	(129)

	61,577	57,662	23,264	12,262
Valuation allowance	(13,110)	(10,621)	—	—

	$48,467	$47,041	$23,264	$12,262

Current deferred income taxes	$24,923	$24,563	$664	$257
Non-current deferred income taxes	23,544	22,478	22,600	12,005

	$48,467	$47,041	$23,264	$12,262

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. Available evidence includes the reversal of existing taxable temporary differences, future taxable income exclusive of temporary differences, taxable income in carryback years and tax planning strategies. The valuation allowance increased $2,489 in 2006 primarily as a result of the uncertainty regarding the realization of foreign and state net operating losses due to the uncertainty of future profitability of operations in foreign jurisdictions and brief carryforward periods. Management believes that sufficient income will be earned in the future to realize the remaining net deferred tax assets. The Company has tax loss carryforwards of $97,080: $33,166 which relates to U.S. tax loss carryforwards which have carryforward periods ranging from 15 to 18 years for federal purposes and one to 20 years for state purposes; $28,621 which relates to international tax loss carryforwards with unlimited carryforward periods; $27,354 which relates to international tax loss carryforwards with carryforward periods ranging from five to 10 years; and $7,939 which relates to windfall tax benefits which will be recorded to additional paid-in capital when realized. In addition, the Company has tax credit carryforwards of $4,006 with remaining carryforward periods ranging from one year to unlimited.

The Company has not recognized deferred income taxes on $295,155 of undistributed earnings of its international subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends, the Company would be subject, in certain cases, to both U.S. income taxes and foreign withholding taxes. Determination of the amount of this unrecognized deferred income tax liability is not practicable.

A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate follows:

	2006	2005	2004
		As adjusted	As adjusted
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes (net of federal benefit)	0.6	0.3	(0.6)
Foreign losses without tax benefit	0.2	1.0	2.3
Foreign operations taxed at lower rate	(16.7)	(17.1)	(15.1)
Sale of NASCO investment	—	2.0	—
Singapore Pioneer tax status – retroactive impact	(0.6)	(2.2)	—
Export sales benefit	(0.4)	(0.4)	(1.3)
ESOP dividend	(0.9)	(1.1)	(2.1)
Other	3.6	2.5	(1.9)

Consolidated effective income tax rate	20.8%	20.0%	16.3%

In August 2005, the Company was awarded multi-year Pioneer tax status by the Ministry of Trade and Industry in the Republic of Singapore retroactive to October, 2003 for the production of certain engine components by Barnes Aerospace. Tax benefits of $4,066 ($.08 per diluted share) were recorded during 2005, $1,473 of which related to periods prior to January 1, 2005. During 2006, the Company was awarded additional multi-year Pioneer tax status in the Republic of Singapore which resulted in the Company recording tax benefits of $5,238 ($.10 per diluted share) in 2006, $537 of which related to periods prior to January 1, 2006. The Pioneer tax status awards are for seven years from the effective dates.

Income taxes paid globally, net of refunds, were $18,811, $9,108 and $9,055 in 2006, 2005 and 2004, respectively.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, stockholders. For the Company, comprehensive income includes net income and other non-owner changes to equity, net of taxes. The components of accumulated other non-owner changes to equity, net of taxes, follow:

	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) On Hedging Activities	Postretirement Plans	Total
Balance, January 1, 2004	$(2,754)	$(609)	$(11,112)	$(14,475)
2004 change	9,637	31	(8,902)	766

December 31, 2004	6,883	(578)	(20,014)	(13,709)
2005 change	(7,353)	579	(5,494)	(12,268)

December 31, 2005	(470)	1	(25,508)	(25,977)
2006 change	19,323	42	9,791	29,156
Adjustment to initially apply SFAS No. 158	—	—	(26,335)	(26,335)

December 31, 2006	$18,853	$43	$(42,052)	$(23,156)

13. Common Stock

In 2006, 2005 and 2004, 722,596 shares, 1,559,202 shares and 995,940 shares, respectively, of common stock were issued from treasury for the exercise of stock options, various other incentive awards, purchases by the Employee Stock Purchase Plan and matching contributions to the Retirement Savings Plan. In 2006, 2005 and 2004, the Company acquired 33,680 shares, 9,124 shares, and 273,824 shares, respectively, of the Company’s common stock at a cost of $712, $149 and $3,498, respectively. These amounts exclude shares issued and reacquired in connection with certain stock-for-stock exercises under the Company’s stock option plans. These reacquired shares were placed in treasury.

In addition, in 2006, 2,171,530 shares of common stock were issued from authorized shares for the exercise of stock options, various other incentive awards, purchases by the Employee Stock Purchase Plan and matching contributions to the Retirement Savings Plan.

On May 17, 2006, the Company issued 1,628,676 shares of its common stock in connection with the acquisition of Heinz Hänggi.

The Company had a shareholder rights plan under which each share of common stock contained one right (“Right”) that entitled the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock for $200. This shareholder rights plan expired on December 23, 2006.

14. Preferred Stock

At December 31, 2006 and 2005, the Company had 3,000,000 shares of preferred stock authorized, none of which were outstanding.

15.	Stock Plans

Most U.S. salaried and non-union hourly employees are eligible to participate in the Company’s 401(k) plan, the Retirement Savings Plan. The Retirement Savings Plan provides for the investment of employer and

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employee contributions in the Company’s common stock and also provides other investment alternatives for employee contributions. The Company match, paid in Company stock, may, after vesting, be invested in any of the Plan’s investment options. The Company contributes an amount equal to 50% of employee contributions up to 6% of eligible compensation. The Company expenses all contributions made to the Retirement Savings Plan. The Company recognized expense of $4,005, $3,659 and $3,166 in 2006, 2005 and 2004, respectively. As of December 31, 2006, the Retirement Savings Plan held 4,613,149 shares of the Company’s common stock.

The Company has an Employee Stock Purchase Plan (“ESPP”) under which eligible employees may elect to have up to the lesser of $21,250 or 10% of base compensation deducted from their payroll checks for the purchase of the Company’s common stock at 95% of market value on the date of purchase. Prior to January 1, 2006, employees were eligible to purchase the Company’s common stock at 85% of market value on the date of purchase. The maximum number of shares which may be purchased under the ESPP is 4,050,000. The number of shares purchased under the ESPP was 61,484, 113,180 and 129,616 in 2006, 2005 and 2004, respectively. As of December 31, 2006, 92,788 additional shares may be purchased.

The 1991 Barnes Group Stock Incentive Plan (the “1991 Plan”) authorized the granting of incentives to executive officers, directors and key employees in the form of stock options, stock appreciation rights, incentive stock rights and performance unit awards. Options granted under the 1991 Plan that terminated without being exercised became available for future grants under the 1991 Plan. A maximum of 640,356 common shares are subject to issuance under this plan after December 31, 2006. Effective April 14, 2004, all shares available and not used under the 1991 Plan became available for future grants under the 2004 Plan.

The Barnes Group Inc. Employee Stock and Ownership Program (the “2000 Plan”) was approved on April 12, 2000, and subsequently amended on April 10, 2002 by the Company’s stockholders. The 2000 Plan permitted the granting of incentive stock options, nonqualified stock options, restricted stock awards, performance share or cash unit awards and stock appreciation rights, or any combination of the foregoing, to eligible employees to purchase up to 6,900,000 shares of the Company’s common stock. Such shares were authorized and reserved. Options granted under the 2000 Plan that terminated without being exercised became available for future grants under the 2000 Plan. A maximum of 1,217,477 common shares are subject to issuance under the 2000 Plan after December 31, 2006. Effective April 14, 2004, all shares available and not used under the 2000 Plan became available for future grants under the 2004 Plan.

The Barnes Group Stock and Incentive Award Plan (the “2004 Plan”) was approved on April 14, 2004 by the Company’s stockholders. The 2004 Plan permits the issuance of incentive awards, stock option grants and stock appreciation rights to eligible participants to purchase up to 3,800,000 shares of common stock. Also available for grants under the Plan are the number of shares of common stock reserved for grants of awards under the 1991 and 2000 Plans but not used as of April 14, 2004 and the number of shares of common stock that become available under the terms of the 1991, 2000 and 2004 Plans, including shares subject to awards which are forfeited, settled for cash, expire or otherwise terminate without issuance of the shares. A maximum of 6,775,197 common shares are subject to issuance under the 2004 Plan after December 31, 2006. As of December 31, 2006 and 2005, there were 2,461,389 and 1,015,588 shares, respectively, available for future grants under the 2004 Plan.

In 1998, 120,000 incentive units and 150,000 stock options were granted under the Key Executive Stock Plan (“Key Plan”). There are no additional shares available for future grant. As of December 31, 2006, all shares have been issued under the Key Plan.

Incentive stock rights under the 1991 Plan, restricted stock unit awards under the 2000 Plan and restricted stock unit awards under the 2004 Plan and incentive stock unit awards under the Key Plan (collectively, “Rights”) entitle the holder to receive, without payment, one share of the Company’s common stock after the

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expiration of the vesting period. Certain Rights are also subject to the satisfaction of established performance goals. Additionally, holders of Rights are credited with dividend equivalents, which are converted into additional Rights, and certain holders of restricted stock units are paid dividend equivalents in cash when dividends are paid to other stockholders. All Rights have up to a seven-year vesting period.

Under the Non-Employee Director Deferred Stock Plan, as further amended, each non-employee director who joined the Board of Directors prior to December 15, 2005 was granted the right to receive 12,000 shares of the Company’s common stock upon retirement. In 2006, $48 of dividend equivalents were paid in cash. Compensation cost related to this plan was $98, $86 and $86 in 2006, 2005 and 2004, respectively. There are 96,000 shares reserved for issuance under this plan. Each non-employee director who joins the Board of Directors subsequent to December 15, 2005 will receive restricted stock units under the Barnes Group Inc. Stock and Incentive Award Plan having a value of $50 that vest three years after the date of grant.

Total shares reserved for issuance under all stock plans aggregated 8,821,818 at December 31, 2006.

16. Average Shares Outstanding

Net income per common share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is calculated using the weighted average number of common shares outstanding during the year. Diluted net income per share reflects the assumed exercise and conversion of all dilutive securities. Shares held by the Retirement Savings Plan are considered outstanding for both basic and diluted net income per share. There are no adjustments to net income for purposes of computing income available to common stockholders for the years ended December 31, 2006, 2005 and 2004. Share and per share amounts have been adjusted for the two-for-one stock split in the second quarter of 2006. A reconciliation of the average number of common shares outstanding used in the basic and diluted net income per share computation follows:

	Average Common Shares Outstanding
	2006	2005	2004
		As adjusted	As adjusted
Basic	50,702,992	47,197,650	46,211,706
Dilutive effect of:
Stock options	1,268,863	951,086	985,218
Stock incentive units	139,162	299,812	445,742
Restricted stock units	741,635	506,616	235,938
Convertible senior subordinated debt	7,269	—	—
Non-Employee Director Deferred Stock Plan	83,573	63,218	56,664

Diluted	52,943,494	49,018,382	47,935,268

As of December 31, 2006, there were 4,935,657 stock options outstanding, of which 4,377,332 were considered dilutive and 558,325 were anti-dilutive. As of December 31, 2005, there were 6,399,176 stock options outstanding, of which 4,485,766 were considered dilutive and 1,913,410 were anti-dilutive. As of December 31, 2004, there were 6,775,848 stock options outstanding, of which 5,103,342 were considered dilutive and 1,672,506 were anti-dilutive.

The Convertible Senior Subordinated Notes are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price is approximately $21.08 per share of common stock. As of December 31, 2006, the Company’s market price per share exceeded the conversion price of the notes. Under the net share settlement method, there were 7,269 potential shares issuable under the notes that were considered dilutive.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Information on Business Segments

The Company’s reportable segments are strategic business groups that offer different products and services. Each segment is managed separately because each business requires different technology and marketing strategies. Specifically, the Company operates three reportable business segments, as follows:

Barnes Distribution is an international, full-service vendor managed inventory distributor of MROP supplies. Barnes Distribution provides a wide variety of high-volume replacement parts and other products as well as inventory management and logistic services to a diversified customer base. Additionally, it distributes die springs and nitrogen gas springs, mechanical struts and standard parts, such as coil and flat springs, the majority of which are manufactured by Associated Spring. Barnes Distribution operates and markets its products primarily in the U.S., Canada and Europe. It also distributes products in other countries through distribution or sales centers located in the United Kingdom, Canada, France, Spain, Mexico, Singapore, Brazil, China, Germany, Belgium, Italy and Denmark.

Associated Spring is a global provider of precision components for critical applications; the largest manufacturer and supplier of precision mechanical springs, compressor reed valves, and nitrogen gas products based in North America; and among the world’s largest precision mechanical and nitrogen gas products manufacturers. Associated Spring also manufactures nitrogen gas manifold systems used to precisely control stamping presses; retaining rings that position parts on a shaft or other axis; reed valves that are critical custom-engineered components used in compressors; high-precision punched and fine-blanked components used in transportation and industrial applications; and injection-molded plastic-on-metal and metal-in-plastic components and assemblies used in electronics, medical devices and consumer products. Associated Spring’s parts are sold in the U.S. and through its international subsidiaries. International manufacturing operations are located in Brazil, Canada, China, Germany, Mexico, Singapore, Sweden, Switzerland and the United Kingdom.

Barnes Aerospace produces precision-machined and fabricated components and assemblies for OEM turbine engine, airframe and industrial gas turbine builders throughout the world, and the military. Additionally, it provides jet engine component overhaul and repair services for many of the world’s major turbine engine manufacturers, commercial airlines and the military. Barnes Aerospace participates in aftermarket RSPs with General Electric under which it receives the exclusive right to supply designated aftermarket parts for the life of the related aircraft engine program. Barnes Aerospace’s operations are primarily in the U.S., with additional locations in Europe and Singapore. Its markets are located primarily in the U.S., Europe and Asia.

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

The equity income from the Company’s investment in the NASCO joint venture was incorporated into the segment results of Associated Spring prior to its sale (see Note 19). Sales between the business segments and between the geographic areas in which the businesses operate are accounted for on the same basis as sales to unaffiliated customers. Additionally, revenues are attributed to countries based on the location of manufacturing or distribution facilities.

As part of management’s ongoing internal control assessment, during 2005, the Company identified and recorded an adjustment to accounts payable and cost of sales at Barnes Distribution. The Company determined

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Operations by Reportable Business Segment

	Barnes Distribution	Associated Spring	Barnes Aerospace	Other	Total Company
Revenues
2006	$526.9	$445.9	$296.9	$(10.0)	$1,259.7
2005	453.8	422.4	235.4	(9.4)	1,102.2
2004	424.8	373.5	205.9	(9.5)	994.7

Operating profit
2006	$31.5	$42.9	$42.7	$—	$117.1
2005 (As adjusted)	22.6	28.6	25.5	—	76.7
2004 (As adjusted)	10.8	20.8	19.9	—	51.5

Assets
2006	$401.6	$461.2	$377.1	$96.6	$1,336.5
2005 (As adjusted)	323.4	292.2	288.6	101.7	1,005.9
2004 (As adjusted)	298.8	308.9	229.5	105.6	942.8

Depreciation and amortization
2006	$12.2	$18.5	$10.8	$0.7	$42.2
2005	11.2	14.9	7.7	1.1	34.9
2004	10.6	15.0	7.4	1.2	34.2

Capital expenditures
2006	$9.3	$12.8	$19.0	$0.6	$41.7
2005	6.4	10.8	8.1	0.8	26.1
2004	13.0	10.0	3.4	2.1	28.5

Notes:

One customer accounted for 14%, 14% and 12% of the Company’s total revenue in 2006, 2005 and 2004, respectively.

“Other” revenues represent the elimination of intersegment sales, the majority of which are sales by Associated Spring to Barnes Distribution.

The operating profit of Associated Spring includes income (loss) from its equity investment in NASCO in 2005 and 2004. See Note 1.

The assets of Associated Spring included the NASCO investment of $10.0 million in 2004. See Note 1.

“Other” assets include corporate controlled assets, the majority of which are cash and deferred tax assets.

A reconciliation of the total reportable segments’ operating profit to income before income taxes and the cumulative effect of a change in accounting principle follows:

	2006	2005	2004
		As adjusted	As adjusted
Operating profit	$117.1	$76.7	$51.5
Interest income	1.1	1.2	1.1
Interest expense	(23.7)	(17.6)	(15.4)
Other (expense) income	(1.3)	7.9	(1.3)

Income before income taxes and cumulative effect of a change in accounting principle	$93.2	$68.2	$35.9

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operations by Geographic Area

	Domestic	International	Other	Total Company
Revenues
2006	$857.6	$443.9	$(41.8)	$1,259.7
2005	799.3	344.3	(41.4)	1,102.2
2004	748.6	286.7	(40.6)	994.7

Long-lived assets
2006	$317.0	$534.7	$—	$851.7
2005	322.4	282.3	—	604.7
2004	319.9	247.4	—	567.3

Notes:

International sales derived from any one country did not exceed 10% of the Company’s total revenues.

“Other” revenues represent the elimination of intercompany sales between geographic locations, of which approximately 42% were sales from international locations to domestic locations.

Long-lived assets located in any one country that exceeded 10% of the Company’s total long-lived assets as of December 31, 2006 were $184.8 million of intangible assets related to the RSPs recorded in Singapore.

18. Commitments and Contingencies

Leases

The Company has various noncancellable operating leases for buildings, office space and equipment. Rent expense was $14,971, $13,538 and $13,273 for 2006, 2005 and 2004, respectively. Minimum rental commitments under noncancellable leases in years 2007 through 2011 are $14,125, $10,454, $7,713, $5,723 and $4,156, respectively, and $11,774 thereafter.

Product Warranties

The Company provides product warranties in connection with the sale of products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not significant as of December 31, 2006.

Contingent Payments

See Note 4 for contingent payments related to acquisitions.

Income Taxes

In the normal course of business, the Company and its subsidiaries are examined by various tax authorities, including the IRS. The IRS completed its review of the Company for the tax years 2000 through 2002. The IRS has proposed changes to these tax years which could result in a tax cost of approximately $16,500, plus a potential penalty of 20% of the tax assessment plus interest. The Company is currently protesting the proposed IRS tax assessment. The Company and its advisors believe the Company’s tax position on the issues raised by the IRS is correct and, therefore, the Company will vigorously defend its position. The Company and its advisors believe the Company will prevail on this issue. Any additional impact on the Company’s liability for income taxes cannot presently be determined, but the Company believes the outcome will not have a material impact on its results of operations, financial position or cash flows.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Business Divestiture

During 2005, the Company sold its 45% investment in NASCO, a joint venture formed in 1986 between the Company and NHK Spring Co., Ltd. of Japan, to NHK for $18,600 resulting in an after-tax gain of $4,030. The pre-tax gain and related tax expense are reflected in Other income and Income taxes, respectively, in the accompanying Consolidated Statements of Income.

20. Accounting Changes

As discussed in Note 3, the Company adopted SFAS No. 123R, “Share-Based Payment,” effective January 1, 2006.

As discussed in Note 10, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” effective December 31, 2006.

As of January 1, 2005, the Company changed the method of determining the cost of certain U.S. inventories from the LIFO method to the FIFO method. All previously reported results were restated to reflect the retroactive application of the accounting change as required by APB Opinion No. 20, “Accounting Changes.”

The Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” in 2005 and determined that legal obligations existed for certain of its owned and leased facilities relating primarily to building material and equipment removal. The Company recorded a cumulative effect of a change in accounting principle, net of taxes, in the Consolidated Statements of Income in 2005.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Barnes Group Inc.:

We have completed integrated audits of Barnes Group Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Barnes Group Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of valuation and qualifying accounts presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006.

As discussed in Note 10 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective December 31, 2006.

As discussed in Note 20 to the consolidated financial statements, the Company changed its method for accounting for inventory effective January 1, 2005.

As discussed in Note 20 to the consolidated financial statements, the Company adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, effective December 31, 2005.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Heinz Hänggi AG, Stanztechnik (Heinz Hänggi) and the KENT Division of Premier Farnell (KENT) from its assessment of internal control over financial reporting as of December 31, 2006 because they were acquired by the Company in purchase business combinations during 2006. We have also excluded Heinz Hänggi and KENT from our audit of internal control over financial reporting. The total assets and net sales of Heinz Hänggi and KENT represent approximately 16.5% and 4.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP Hartford, Connecticut February 23, 2007

QUARTERLY DATA (UNAUDITED)

(Dollars in millions, except per share data)

	First Quarter	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)	Full Year
2006
Net sales	$299.9	$308.9	$322.0	$328.9	$1,259.7
Gross profit (1)	109.2	110.6	118.6	123.8	462.2
Operating income	28.1	28.7	30.6	29.6	117.0
Net income	18.5	18.0	18.9	18.4	73.8
Per common share (5):
Net income:
Basic	$.38	$.36	$.36	$.35	$1.46
Diluted	.36	.34	.35	.34	1.39
Dividends	.11	.125	.125	.125	.485
Market prices (high - low)	$20.27-16.13	$23.98-18.72	$20.03-15.30	$22.04-17.14	$23.98-15.30

2005
Net sales	$273.7	$280.5	$271.5	$276.5	$1,102.2
Gross profit (1)	98.0	101.8	99.4	97.5	396.7
Operating income	19.0	22.0	19.4	16.0	76.4
Net income	11.5	17.6	15.4	9.7	54.2
Per common share (5):
Net income:
Basic	$.25	$.37	$.32	$.20	$1.15
Diluted	.24	.36	.31	.19	1.10
Dividends	.10	.10	.11	.11	.42
Market prices (high - low)	$14.48-11.86	$17.35-12.65	$18.60-16.41	$18.28-15.98	$18.60-11.86

(1)	Sales less cost of sales.
(2)	The second quarter, 2005 results included approximately $4.0 million after taxes, or $0.08 per share, as a result of the Company’s sale of its investment in NASCO (see Note 19).
(3)	The third quarter, 2005 results included approximately $1.5 million, or $0.03 per share, as a result of the Company being granted Pioneer tax status in Singapore (see Note 11) and $1.1 million after taxes, or $0.02 per share, related to an adjustment to cost of sales recorded at Barnes Distribution (see Note 17).
(4)	The fourth quarter, 2005 results included approximately $0.4 million, or $0.01 per share, of charges related to the cumulative effect of a change in accounting principle, net of taxes. These charges resulted from the adoption of FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” in the fourth quarter of 2005.
(5)	Share and per share amounts reflect the two-for-one stock split in second quarter of 2006.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of such assessment did not include Heinz Hänggi which was acquired on May 17, 2006, or the KENT Division of Premier Farnell, which was acquired on July 31, 2006, each of which were accounted for as purchase business combinations. The total assets and net sales of Heinz Hänggi and KENT represent approximately 16.5% and 4.2%, respectively, of the accompanying Consolidated Financial Statement amounts as of and for the year ended December 31, 2006. Based on the assessment under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 as stated in their report which appears on pages 62 and 63 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Information with respect to the Company’s directors and nominees may be found under the caption “Election of Directors” of the Company’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 9, 2007 (the “Proxy Statement”). Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

The Company’s executive officers as of the date of this Annual Report are as follows:

Executive Officer	Position	Age as of December 31, 2006
Gregory F. Milzcik	President and Chief Executive Officer	47

John R. Arrington	Senior Vice President, Human Resources	60

Jerry W. Burris	Vice President, Barnes Group Inc. and President, Associated Spring	43

Francis C. Boyle, Jr.	Vice President, Controller	56

Joseph D. DeForte	Vice President, Tax	64

Patrick J. Dempsey	Vice President, Barnes Group Inc. and President, Barnes Aerospace	42

William C. Denninger	Senior Vice President, Finance and Chief Financial Officer	56

Thomas P. Fodell	Vice President, Barnes Group Inc. and Vice President and General Manager, Associated Spring – Traditional Spring Business	56

Signe S. Gates	Senior Vice President, General Counsel and Secretary	57

Lawrence W. O’Brien	Vice President, Treasurer	57

Idelle K. Wolf	Vice President, Barnes Group Inc. and President, Barnes Distribution	54

Each officer holds office until his or her successor is chosen and qualified or otherwise as provided in the Company’s By-Laws, except Mr. Milzcik who holds office pursuant to an employment agreement with the Company. No family relationships exist among the executive officers of the Company. Except for Mr. Burris, each of the Company’s executive officers has been employed by the Company or its subsidiaries in an executive or managerial capacity for at least the past five years.

Mr. Arrington joined the Company as Senior Vice President, Human Resources in April 1998.

Mr. Burris joined the Company in July 2006 as Vice President, Barnes Group Inc. and President, Associated Spring. From 1998 to 2006, he was the President and CEO of General Electric Advanced Material Quartz and Ceramics in 2006 and General Manager of various business teams of General Electric Company, including Global Healthcare Services from 2003 to 2006, Global Sourcing from 2001 to 2003, the Honeywell Integration in 2001, and the Dishwasher Business from 1998 to 2001.

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

Mr. Denninger joined the Company as Senior Vice President, Finance and Chief Financial Officer in March 2000.

Mr. Fodell joined the Company in November 1979. Mr. Fodell has held a series of increasingly responsible positions in the sales, marketing and management functions of Associated Spring, and was appointed Vice President and General Manager, Associated Spring – Traditional Spring Business in January 2007.

Ms. Gates joined the Company as Senior Vice President, General Counsel and Secretary in June 1999.

Mr. Milzcik joined the Company as Vice President, Barnes Group Inc. and President, Barnes Aerospace in June 1999. He was appointed President, Associated Spring in November 2004. Effective February 1, 2006, he was appointed Executive Vice President and Chief Operating Officer of the Company. Effective October 19, 2006, he was appointed President and Chief Executive Officer.

Mr. O’Brien joined the Company as Vice President, Treasurer in August 2001.

Ms. Wolf joined the Company as Vice President, Barnes Group Inc. and Chief Operating Officer, Barnes Distribution in May 2000, upon the Company’s acquisition of Curtis. Ms. Wolf was appointed President, Barnes Distribution North America in December 2004. Ms. Wolf was appointed President, Barnes Distribution, effective January 1, 2006.

AUDIT COMMITTEE

Ms. Mangum and Messrs. Benanav, Bristow, Griffin, Grzelecki and Morgan are the members of the Company’s audit committee which is a separately designated standing committee of the Board of Directors of the Company established in accordance with Section 3(a)(58)(A) of the Exchange Act.

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

Item 11. Executive Compensation

The information in the Proxy Statement under the caption “Executive and Director Compensation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders:
1991 Barnes Group Stock Incentive Plan (1991 Plan)	640,356	$13.34		—
Barnes Group Inc. Employee Stock and Ownership Program (2000 Plan)	1,217,477	11.33	(1)	—
Barnes Group Inc. Stock and Incentive Award Plan (2004 Plan)	4,313,808	16.40	(2)	2,461,389
Employee Stock Purchase Plan (ESPP)	—	—		92,788
Non-Employee Director Deferred Stock Plan, As Further Amended	96,000	—		—
Equity compensation plans not approved by security holders:
Key Executive Stock Plan	—	—		—

Total	6,267,641	—		2,554,177

Footnotes:

(1)	Weighted-average exercise price excludes 338,604 shares for restricted stock unit awards and 14,977 shares for dividends equivalents, both with a zero exercise price.
(2)	Weighted-average exercise price excludes 882,403 shares for restricted stock unit awards with a zero exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the Proxy Statement under “Related Person Transactions” and “Corporate Governance – Director Independence” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information in the Proxy Statement under “Principal Accounting Fees and Services” is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The Financial Statements of the Company are set forth under Item 8 of this Annual Report.

(a)(2)	See Financial Statement Schedule under Item 15(c).

(a)(3)	See Item 15(b) below.

(b)	The Exhibits required by Item 601 of Regulation S-K are filed as Exhibits to this Annual Report and indexed at pages 73 through 76 of this Annual Report.

(c)	Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2006, 2005, and 2004

(In thousands)

Allowances for Doubtful Accounts:
Balance December 31, 2003	$3,188
Provision charged to income (1)	903
Doubtful accounts written off (net) (1)	(1,369)
Other adjustments (2)	5

Balance December 31, 2004	2,727
Provision charged to income (3)	1,530
Doubtful accounts written off (net) (3)	(1,412)
Other adjustments (2)	218

Balance December 31, 2005	3,063
Provision charged to income	896
Doubtful accounts written off (net)	(1,160)
Other adjustments (2)	790

Balance December 31, 2006	$3,589

(1)	The 2004 decreases in the provision charged to income and write-off of doubtful accounts were due primarily to the resolution by Barnes Distribution of the 2003 collection issues, including those related to the 2003 Kar acquisition.
(2)	Opening balances of acquired businesses.
(3)	The 2005 increase in the provision charged to income relates primarily to Associated Spring increasing the allowance for a bankrupt customer and writing off a receivable for another customer.

Schedule II—Valuation and Qualifying Accounts—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(In thousands)

Valuation Allowance on Deferred Tax Assets:

Balance December 31, 2003	$6,284
Current year provision charged to income tax expense	3,531
Other adjustments (1)	(806)

Balance December 31, 2004	9,009
Current year provision charged to income tax expense	729
Current year provision charged to other comprehensive income (2)	1,648
Other adjustments (3)	(765)

Balance December 31, 2005	10,621
Current year provision charged to income tax expense	1,875
Current year provision charged to other comprehensive income (4)	1,044
Other adjustments (5)	(430)

Balance December 31, 2006	$13,110

(1)	The 2004 adjustment to the valuation allowance is primarily due to the realization of the net operating loss deferred tax asset in the Company’s United Kingdom operations.
(2)	The 2005 provision charged to other comprehensive income relates to the tax provision on the minimum pension liability charged to other comprehensive income.
(3)	The 2005 adjustment to the valuation allowance is primarily due to the realization of the net operating loss deferred tax asset in the Company’s operations in Canada and the United Kingdom.
(4)	The 2006 provision charged to other comprehensive income relates to the tax provision on the adjustment related to SFAS No. 87 and SFAS No. 158 recorded in other comprehensive income.
(5)	The 2006 adjustment to the valuation allowance is primarily due to the realization of the net operating loss deferred tax asset in the Company’s operations in France and the United Kingdom and opening balances of acquired businesses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2007

BARNES GROUP INC.

By	/s/ GREGORY F. MILZCIK
Gregory F. Milzcik President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the above date by the following persons on behalf of the Company in the capacities indicated.

/s/ GREGORY F. MILZCIK
Gregory F. Milzcik President and Chief Executive Officer (Principal Executive Officer), and Director

/s/ WILLIAM C. DENNINGER
William C. Denninger Senior Vice President, Finance Chief Financial Officer (Principal Financial Officer), and Director

/s/ FRANCIS C. BOYLE, JR.
Francis C. Boyle, Jr. Vice President, Controller (Principal Accounting Officer)

/s/ THOMAS O. BARNES
Thomas O. Barnes Director

/s/ JOHN W. ALDEN
John W. Alden Director

/s/ GARY G. BENANAV
Gary G. Benanav Director

/s/ WILLIAM S. BRISTOW, JR.
William S. Bristow, Jr. Director

/s/ GEORGE T. CARPENTER
George T. Carpenter Director

/s/ DONALD W. GRIFFIN
Donald W. Griffin Director

/s/ FRANK E. GRZELECKI
Frank E. Grzelecki Director

/s/ MYLLE H. MANGUM
Mylle H. Mangum Director

/s/ WILLIAM J. MORGAN
William J. Morgan Director

EXHIBIT INDEX

Barnes Group Inc.

Annual Report on Form 10-K

for the Year ended December 31, 2006

Exhibit No.	Description	Reference

3.1	Restated Certificate of Incorporation; Certificate of Designation; Preferences and Rights of Series A Junior Participating Preferred Stock; Certificate of Change of location of registered office and of registered agent, dated December 13, 2002; Certificate of Merger of domestic company, dated May 19, 2004; and Certificate of Amendment of Restated Certificate of Incorporation of Barnes Group Inc., dated April 20, 2006.	Incorporated by reference to Exhibit 3 to the Company’s report on Form 10-Q for the quarter ended March 31, 2006.

3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K for the year ended December 31, 1998.

4.1	(i) Third Amended and Restated Revolving Credit Agreement, dated June 23, 2006, among the Company and several commercial banks.	Incorporated by reference to Exhibit 4.1(i) to the Company’s report on Form 10-Q for the quarter ended June 30, 2006

	(ii) Guaranty of the Company, dated as of June 23, 2006.	Incorporated by reference to Exhibit 4.1(ii) to the Company’s report on Form 10-Q for the quarter ended June 30, 2006.

	(iii) Sharing Agreement, dated as of January 11, 2006.	Incorporated by reference to Exhibit 4.1(ii) to the Company’s report on Form 10-K for the year ended December 31, 2005.

4.2	(i) Note Agreement dated as of November 12, 1999, between 3031786 Nova Scotia Company, a wholly owned subsidiary of the Company, and several insurance companies.	Incorporated by reference to Exhibit 4.6 to the Company’s report on Form 10-K for the year ended December 31, 1999.

	(ii) Amendment No. 1 to Note Agreement, dated as of February 5, 2003.	Incorporated by reference to Exhibit 4.4(ii) to the Company’s report on Form 10-K for the year ended December 31, 2002.

	(iii) Assumption and Amendment Agreement.	Incorporated by reference to Exhibit 4.3 (iii) to the Company’s report on Form 10-K for the year ended December 31, 2005.

	(iv) Amendment No. 3 to Note Agreement, dated as of January 11, 2006.	Incorporated by reference to Exhibit 4.3(iv) to the Company’s report on Form 10-K for the year ended December 31, 2005.

	(v) Amendment No. 4 to Note Agreement, dated as of February 23, 2006.	Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-Q for the quarter ended March 31, 2006.

	(vi) Letter Amendment dated February 12, 2007.	Filed with this report.

Exhibit No.	Description	Reference

4.3	(i) Note Agreement dated as of November 21, 2000, between Barnes Group Inc. and several insurance companies.	Incorporated by reference to Exhibit 4.7 to the Company’s report on Form 10-K for the year ended December 31, 2000.

	(ii) Amendment No. 1 to Note Agreement dated as of February 21, 2002.	Incorporated by reference to Exhibit 4.5(ii) to the Company’s report on Form 10-K for the year ended December 31, 2002.

	(iii) Amendment No. 2 to Note Agreement dated as of February 5, 2003.	Incorporated by reference to Exhibit 4.5(iii) to the Company’s report on Form 10-K for the year ended December 31, 2002.

	(iv) Amendment No. 3 to Note Agreement, dated as of January 11, 2006.	Incorporated by reference to Exhibit 4.4(iv) to the Company’s report on Form 10-K for the year ended December 31, 2005.

	(v) Amendment No. 4 to Note Agreement, dated February 23, 2006.	Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q for the quarter ended March 31, 2006.

	(vi) Letter Amendment dated February 12, 2007.	Filed with this report.

4.4	Share Purchase Agreement between Mr. Eugen Hänggi and Barnes Group Inc., dated March 15, 2006.	Incorporated by reference to Exhibit 10.1 to the Company’s report on form 20-Q for the quarter ended March 31, 2006.

4.5	Purchase Agreement among the Company and several initial purchasers named therein, dated July 26, 2005.	Incorporated by reference to Exhibit 4.1 to Form 8-K, filed by the Company on August 2, 2005.

4.6	Indenture between the Company and the Bank of New York Trust Company, N.A., as Trustee under the Indenture, dated August 1, 2005.	Incorporated by reference to Exhibit 4.3 to Form 8-K, filed by the Company on August 2, 2005.

4.7	Resale Registration Rights Agreement between the Company and Banc of America Securities LLC, as Representative of the Initial Purchasers, dated August 1, 2005.	Incorporated by reference to Exhibit 4.4 to Form 8-K, filed by the Company on August 2, 2005.

10.1*	The Company’s Management Incentive Compensation Plan, amended and restated as of July 19, 2006.	Filed with this Report.

10.2*	The Company’s 1996 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-K for the year ended December 31, 1995.

10.3*	The Company’s Retirement Benefit Equalization Plan.	Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-K for the year ended December 31, 2002.

10.4*	The Company’s Supplemental Executive Retirement Plan.	Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-K for the year ended December 31, 2002.

10.5*	The Company’s 1991 Stock Incentive Plan, as amended and restated May 15, 1998.	Incorporated by reference to Exhibit 10.5 to the Company’s report on Form 10-K for the year ended December 31, 1998.

10.6*	The Company’s Non-Employee Director Deferred Stock Plan, as further amended.	Incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-K for the year ended December 31, 2005.

Exhibit No.	Description	Reference

10.7*	The Company’s Amended and Restated Directors’ Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.8 to the Company’s report on Form 10-K for the year ended December 31, 1996.

10.8*	The Company’s Senior Executive Enhanced Life Insurance Program, as amended and restated May 16, 1997.	Incorporated by reference to Exhibit 10.8 to the Company’s report on Form 10-K for the year ended December 31, 1998.

10.9*	The Company’s Enhanced Life Insurance Program.	Incorporated by reference to Exhibit 10.12 to the Company’s report on Form 10-K for the year ended December 31, 1993.

10.10*	The Company’s Supplemental Senior Officer Retirement Plan.	Incorporated by reference to Exhibit 10.13 to the Company’s report on Form 10-K for the year ended December 31, 1996.

10.11*	The Company’s Executive Officer Change-In-Control Severance Agreement.	Incorporated by reference to Exhibit 10.14 to the Company’s report on Form 10-K for the year ended December 31, 1997.

10.12*	(i) Employment Agreement dated as of December 8, 1998 between the Company and Edmund M. Carpenter.	Incorporated by reference to Exhibit 10.14 to the Company’s report on Form 10-K for the year ended December 31, 1998.

	(ii) Amendment 1 to Employment Agreement between the Company and Edmund M. Carpenter.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2003.

	(iii) Amendment 2 to Employment Agreement between the Company and Edmund M. Carpenter.	Incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on December 19, 2006.

10.13*	The Company’s Key Executive Stock Plan, effective December 8, 1998.	Incorporated by reference to the Company’s report on Form 10-Q for the quarter ended June 30, 2002.

10.14*	The Company’s Amended Employee Stock and Ownership Program as further amended.	Incorporated by reference to the Company’s report on Form 10-Q for the quarter ended March 31, 2003.

10.15*	Barnes Group Inc. Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001.

10.16*	Barnes Group Inc. Executive Separation Pay Plan.	Incorporated by reference to Exhibit 10.17 to the Company’s report on Form 10-K for the year ended December 31, 2002.

10.17*	The Company’s Performance Linked Bonus Plan for Selected Executive Officers.	Incorporated by reference to Annex I to the Company’s Proxy Statement dated March 15, 2001 for the Annual Meeting of Stockholders held April 12, 2001 that was filed on March 13, 2001.

10.18*	Amended Barnes Group Inc. Stock and Incentive Award Plan.	Incorporated by reference to Annex 2 to the Company’s Proxy Statement dated March 20, 2006 for the Annual Meeting of Stockholders held April 20, 2006. that was filed on March 15, 2006.

Exhibit No.		Description	Reference
10.19	*	Executive and Director Compensation	Incorporated by reference to Item 1.01 on Form 8-K, filed by the Company on February 22, 2006.

10.20	*	Employment Agreement by and between the Company and Gregory F. Milzcik.	Incorporated be reference to Exhibit 10.1 to Form 8-K filed by the Company on December 19, 2006.

10.21	*	Form of Restricted Stock Unit Award Agreement for the President and Chief Executive Officer (“CEO”)	Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005.

10.22	*	Form of Restricted Stock Unit Award Agreement for Named Executive Officers other than the CEO.	Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005.

10.23	*	Form of Non-Qualified Stock Option Agreement for the CEO.	Incorporated by reference to Exhibit 10.5 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005.

10.24	*	Form of Non-Qualified Stock Option Agreement for Named Executive Officers other than the CEO.	Incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005..

10.25	*	Form of Performance Share Award Agreement for the CEO.	Incorporated by reference to Exhibit 10.7 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005.

10.26	*	Form of Performance Share Award Agreement for Named Executive Officers other than the CEO.	Incorporated by reference to Exhibit 10.8 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005.

10.27	*	Form of Contingent Dividend Equivalent Rights Agreement for the CEO.	Incorporated by reference to Exhibit 10.9 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005.

10.28	*	Form of Contingent Dividend Equivalent Rights Agreement for Named Executive Officers other than the CEO.	Incorporated by reference to Exhibit 10.10 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005.

21		List of Subsidiaries.	Filed with this report.

23		Consent of Independent Registered Public Accounting Firm.	Filed with this report.

31.1		Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

31.2		Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

32		Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.

*	Management contract or compensatory plan or arrangement.

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