Form 10-Q
period 2007-03-31
BARNES GROUP INC
filed 2007-05-09
CIK 9984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The registrant had outstanding 52,843,245 shares of common stock as of May 7, 2007.

Barnes Group Inc.

Index to Form 10-Q

For the Quarterly Period Ended March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2007	2006
Net sales	$360,650	$299,851

Cost of sales	220,917	190,633
Selling and administrative expenses	96,565	81,111

	317,482	271,744

Operating income	43,168	28,107

Other income	242	295

Interest expense	6,972	4,387
Other expenses	340	575

Income before income taxes	36,098	23,440

Income taxes	8,443	4,978

Net income	$27,655	$18,462

Per common share: (1)
Net income:
Basic	$.53	$.38
Diluted	.50	.36
Dividends	.125	.11

Average common shares outstanding: (1)
Basic	52,574,503	48,255,200
Diluted	55,188,112	50,755,960

(1)	As adjusted for the 2-for-1 stock split in the second quarter of 2006. See Note 2.

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$25,032	$35,360
Accounts receivable, less allowances (2007—$4,387; 2006—$3,589)	216,260	190,775
Inventories	199,993	198,960
Deferred income taxes	21,148	24,923
Prepaid expenses	16,095	11,196

Total current assets	478,528	461,214

Deferred income taxes	22,669	23,544

Property, plant and equipment	575,498	564,987
Less accumulated depreciation	(362,257)	(355,342)

	213,241	209,645

Goodwill	358,044	358,600
Other intangible assets, net	270,617	236,561
Other assets	50,557	46,887

Total assets	$1,393,656	$1,336,451

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$—	$5,600
Accounts payable	163,454	141,345
Accrued liabilities	93,574	102,951
Long-term debt – current	52,048	45,164

Total current liabilities	309,076	295,060

Long-term debt	396,989	376,318
Accrued retirement benefits	114,161	114,757
Other liabilities	29,994	30,521

Commitments and Contingencies (Note 12)

Stockholders’ equity
Common stock - par value $0.01 per share
Authorized: 150,000,000 shares
Issued: Shares at par value (2007 – 53,097,390; 2006 – 52,639,594)	531	526
Additional paid-in capital	198,822	194,210
Treasury stock, at cost (2007 – 319,441 shares; 2006 – 230,741 shares)	(6,579)	(4,608)
Retained earnings	372,039	352,823
Accumulated other non-owner changes to equity	(21,377)	(23,156)

Total stockholders’ equity	543,436	519,795

Total liabilities and stockholders’ equity	$1,393,656	$1,336,451

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2007	2006
Operating activities:
Net income	$27,655	$18,462
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,775	8,978
Gain on disposition of property, plant and equipment	(32)	(39)
Non-cash stock-based compensation expense	1,458	1,594
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(24,938)	(15,067)
Inventories	(693)	(7,345)
Prepaid expenses	(4,987)	(2,230)
Accounts payable	(2,272)	7,300
Accrued liabilities	(10,994)	(12,760)
Deferred income taxes	5,088	1,606
Long-term retirement benefits	(786)	(930)
Other	(551)	(2,034)

Net cash provided (used) by operating activities	723	(2,465)

Investing activities:
Proceeds from disposition of property, plant and equipment	240	2,097
Capital expenditures	(11,555)	(12,770)
Business acquisitions, net of cash acquired	(215)	(194)
Revenue sharing program payments	(11,750)	(12,150)
Other	(219)	(337)

Net cash used by investing activities	(23,499)	(23,354)

Financing activities:
Net change in other borrowings	(6,114)	729
Payments on long-term debt	(120,044)	(5,123)
Proceeds from the issuance of long-term debt	147,750	42,052
Proceeds from the issuance of common stock	1,248	2,301
Common stock repurchases	—	(25)
Dividends paid	(6,578)	(5,318)
Other	(3,002)	(485)

Net cash provided by financing activities	13,260	34,131

Effect of exchange rate changes on cash flows	(812)	117

(Decrease) increase in cash and cash equivalents	(10,328)	8,429

Cash and cash equivalents at beginning of period	35,360	28,112

Cash and cash equivalents at end of period	$25,032	$36,541

Supplemental Disclosure of Cash Flow Information:

Non-cash financing and investing activities in 2007 and 2006 include the acquisition of $36.5 million and $23.0 million, respectively, of intangible assets and the recognition of the corresponding liabilities in connection with the aftermarket revenue sharing programs (“RSPs”).

See accompanying notes.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts included in the notes are stated in thousands except per share data.)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 2006 has been derived from the 2006 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

See Note 10 for discussion of the impact of the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.

2. Stock Split

In April, 2006, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock, in the form of a 100 percent stock dividend. All stockholders of record on May 30, 2006 received one additional share of Barnes Group Inc. common stock for each share held on that date. The additional share of common stock was distributed to stockholders of record in the form of a stock dividend on June 9, 2006. All share and per-share amounts in the accompanying consolidated financial statements and notes to consolidated financial statements have been adjusted to apply the effect of the stock split retrospectively.

3. Net Income Per Common Share

For the purpose of computing diluted net income per share, the weighted-average number of shares outstanding was increased by 2,613,609 and 2,500,760 for the three-month periods ended March 31, 2007 and 2006, respectively, for the potential dilutive effects of stock-based incentive plans. As of March 31, 2007, there were 5,519,244 options for shares of common stock outstanding of which 4,572,069 were considered dilutive. As of March 31, 2006, there were 6,516,164 options for shares of common stock outstanding of which 6,175,264 were considered dilutive. There were no adjustments to net income for the purposes of computing income available to common stockholders for those periods.

The Company granted 677,150 stock options and 151,474 restricted stock unit awards in February, 2007 as part of its annual grant award. Of the 151,474 restricted stock unit awards, 70,500 vest upon satisfying established performance goals.

The convertible senior subordinated notes due in August, 2025 are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of March 31, 2007 was approximately $21.08 per share of common stock. As of March 31, 2007, the Company’s market price per share exceeded the conversion price of the notes. Under the net share settlement method, there were 279,414 potential shares issuable under the notes that were considered dilutive.

As noted in Note 8, in March, 2007, the Company sold $100,000 of convertible senior subordinated notes due March, 2027. These notes are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of March 31, 2007 was approximately $28.68 per share of common stock. As of March 31, 2007, the Company’s market price per share had not exceeded the conversion price of the notes. Under the net share settlement method, there were no potential shares issuable under these notes that were considered dilutive.

4. Acquisitions

During 2006, the Company acquired three businesses, Heinz Hänggi GmbH, Stanztechnik (“Heinz Hänggi”), the KENT division of Premier Farnell (“KENT”) and the Nitropush product line of Orflam Industries of France (“Nitropush”). The following table reflects the unaudited pro forma operating results of the Company for the three months ended March 31, 2006, which give effect to the acquisitions as if they had occurred on January 1, 2006. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred if the acquisitions had been effective January 1, 2006 nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company, Heinz Hänggi, KENT and Nitropush adjusted for certain items including depreciation and amortization expense associated with the assets acquired and the Company’s financing arrangements. The pro forma information does not include the effects of any synergies and cost reduction initiatives related to the acquisitions.

Three months ended March 31, 2006
Net sales	$328,694
Income before income taxes	25,158
Net income	19,536

Net income per common share:
Basic	$0.39
Diluted	0.37

5. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from the investment by, and distributions to, stockholders. For the Company, comprehensive income for the period includes net income and other non-owner changes to equity, net of taxes.

Statements of Comprehensive Income

(Unaudited)

For the three months ended March 31,	2007	2006
Net income	$27,655	$18,462
Unrealized gains (losses) on hedging activities	57	(1)
Foreign currency translation adjustments	650	2,580
Defined benefit pension and other postretirement plans	1,072	—

Comprehensive income	$29,434	$21,041

Defined benefit pension and other postretirement plans reflects the amortization of prior service costs and recognized losses related to such plans during the period as a result of the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” in the fourth quarter of 2006.

6. Inventories

The components of inventories consisted of:

	March 31, 2007	December 31, 2006
Finished goods	$120,673	$123,460
Work-in-process	44,990	42,898
Raw material and supplies	34,330	32,602

	$199,993	$198,960

7. Goodwill and Other Intangible Assets

Goodwill:

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company for the period ended March 31, 2007:

	Barnes Aerospace	Barnes Distribution	Barnes Industrial	Total Company
January 1, 2007	$30,786	$156,745	$171,069	$358,600
Goodwill acquired, net of adjustments	—	538	(550)	(12)
Foreign currency translation	—	682	(1,226)	(544)

March 31, 2007	$30,786	$157,965	$169,293	$358,044

In the first quarter of 2007, changes in the goodwill recorded at Barnes Distribution and Barnes Industrial, formerly known as Associated Spring, resulted primarily from adjustments to the valuation of certain assets and liabilities related to the 2006 acquisitions of KENT and Heinz Hänggi, respectively. The purchase price allocations of both acquisitions are subject to the finalization of the valuation of certain assets and liabilities and, thus, these preliminary values are subject to revision.

Other Intangible Assets:

Other intangible assets consisted of:

	Range of Life -Years	March 31, 2007		December 31, 2006
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs	Up to 30	$226,700	$(6,694)	$190,200	$(5,359)
Customer lists/relationships	10	28,333	(6,887)	28,333	(6,160)
Patents, trademarks/trade names	5-30	25,148	(4,785)	24,974	(4,247)
Other	Up to 15	8,262	(1,705)	8,262	(1,576)

		288,443	(20,071)	251,769	(17,342)

Foreign currency translation		2,245	—	2,134	—

Other intangible assets		$290,688	$(20,071)	$253,903	$(17,342)

Amortization of intangible assets is expected to increase from approximately $10,900 in 2007 to $13,600 in 2011.

During the first quarter of 2007, the Company entered into an additional aftermarket RSP agreement with a major aerospace customer, General Electric Company (“General Electric”), under which the Company is the sole supplier of certain aftermarket parts to this customer. As consideration for this agreement, the Company agreed to pay participation fees of $36,500 of which $9,125 will be paid in June, 2007 and the remainder will be paid in December, 2007.

8. Debt

In March, 2007, the Company sold $100,000 of convertible senior subordinated notes due March 15, 2027 bearing interest at a fixed rate of 3.375%. The net proceeds from the offering were used to repay outstanding indebtedness under the Company’s revolving credit facility. The notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company. The notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. The notes may be converted under certain circumstances, into a combination of cash and common stock of the Company at a conversion value equal to 34.8646 shares per note, equivalent to a conversion price of approximately $28.68 per share of common stock as of March 31, 2007. The first $1 of the conversion value of each note would be paid in cash and the additional conversion value, if any, would be paid in cash or common stock, at the option of the Company.

9. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Pensions		Other Postretirement Benefits
For the three months ended March 31,	2007	2006	2007	2006
Service cost	$2,046	$3,151	$304	$749
Interest cost	5,330	5,255	1,152	1,088
Expected return on plan assets	(7,711)	(7,815)	—	—
Amortization of prior service cost	373	396	290	225
Recognized losses	511	580	206	236

Net periodic benefit cost	$549	$1,567	$1,952	$2,298

10. Income Taxes

The Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recorded an adjustment of $1,688 for unrecognized tax benefits which was accounted for as a reduction to the January 1, 2007 retained earnings balance. As of January 1, 2007, the total amount of unrecognized tax benefits recorded in the statement of financial position in accordance with this Interpretation is $9,399, of which $8,219, if recognized, would impact the effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. Approximately $310 is included in the unrecognized tax benefits recorded as of January 1, 2007, for the payment of interest and a minimal amount for penalties associated with those positions.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdictions, and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by various taxing authorities, including the Internal Revenue Service (the “IRS”) in the U.S. and the taxing authorities in other major jurisdictions such as Canada, France, Germany, Singapore, Sweden, Switzerland and the United Kingdom. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

The IRS completed its review of the Company for the tax years 2000 through 2002. The IRS has proposed changes to these tax years which could result in a tax cost of approximately $16,500, plus a potential penalty of 20% of the tax assessment plus interest. The Company is currently protesting the proposed IRS tax assessment. The Company and its advisors believe the Company’s tax position on the issues raised by the IRS is correct and, therefore, the Company will vigorously defend its position. The Company and its advisors believe the Company will prevail on this issue. Any additional impact on the Company’s liability for income taxes cannot presently be determined, but the Company believes it is adequately provided for and the outcome will not have a material impact on its results of operations, financial position or cash flows.

11. Information on Business Segments

The following table sets forth information about the Company’s operations by its three reportable business segments:

For the three months ended March 31,	2007	2006
Net sales
Barnes Aerospace	$91,192	$66,943
Barnes Distribution	152,504	124,392
Barnes Industrial	119,570	110,990
Intersegment sales	(2,616)	(2,474)

Total net sales	$360,650	$299,851

Operating profit
Barnes Aerospace	$16,842	$8,546
Barnes Distribution	10,164	8,953
Barnes Industrial	16,189	10,630

Total operating profit	43,195	28,129
Interest income	188	240
Interest expense	(6,972)	(4,387)
Other income (expense), net	(313)	(542)

Total income before income taxes	$36,098	$23,440

The aftermarket RSP agreement entered into in the first quarter of 2007 added $36,500 of intangible assets to the Barnes Aerospace segment assets.

12. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not significant as of March 31, 2007.

Contingent Payments

In connection with the Toolcom Supplies Ltd. acquisition in August, 2005, approximately £2.2 million of the purchase price were payable within two years of the closing date, contingent upon the occurrence of certain events or the achievement of certain performance targets. In 2006, £0.9 million (approximately $1,700) were earned and paid. The remaining balance of £1.3 million (approximately $2,559) as of March 31, 2007 will be recorded if and when paid.

In connection with the Service Plus Distributors, Inc. acquisition in September, 2005, $3,700 of the purchase price could be earned within three years of the closing date, contingent upon the occurrence of certain events or the achievement of certain performance targets. In 2006, $1,500 was earned and paid. The remaining balance of $2,200 as of March 31, 2007 will be recorded if and when paid.

Income Taxes

See Note 10 for contingencies related to income taxes.

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month periods ended March 31, 2007 and 2006, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 8, 2007 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. PricewaterhouseCoopers LLP has not carried out any significant or additional tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheets of Barnes Group Inc. and its subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of income and of cash flows for each of the three-month periods ended March 31, 2007 and 2006. This interim financial information is the responsibility of the Company’s management.

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

As discussed in Note 10 to the consolidated financial information, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, effective January 1, 2007.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, of stockholders’ equity and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006; and in our report dated February 23, 2007, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Hartford, Connecticut
May 8, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Please refer to the Overview found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. This Overview sets forth key management objectives and key performance indicators used by management as well as key industry and economic data tracked by management. Additionally, as discussed in Note 2 of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, the Company’s Board of Directors declared a two-for-one stock split in the second quarter of 2006. All share and per share amounts have been adjusted to reflect the effect of the stock split.

First Quarter 2007 Highlights

In the first quarter, the Company achieved record sales of $360.7 million, an increase of 20.3% over 2006, driven by a combination of organic growth, primarily in Barnes Aerospace, and incremental sales from recent acquisitions. Operating income improved 53.6% as a result of profitable sales growth and operational improvements.

The Company completed the sale of $100.0 million of 3.375% Convertible Senior Subordinated Notes due in March, 2027. The proceeds were used to repay outstanding indebtedness under the Company’s revolving credit facility.

Barnes Aerospace added to its aftermarket RSP investment by entering into an additional aftermarket RSP agreement with General Electric, further expanding its long-term position for aftermarket sales of aircraft engine parts.

RESULTS OF OPERATIONS

Sales

	Three months ended March 31,
(in millions)	2007	2006	Change
Barnes Aerospace	$91.2	$66.9	$24.3	36.2%
Barnes Distribution	152.5	124.4	28.1	22.6%
Barnes Industrial	119.6	111.0	8.6	7.7%
Intersegment sales	(2.6)	(2.4)	(0.2)	(5.7)%

Total	$360.7	$299.9	$60.8	20.3%

The Company reported net sales of $360.7 million in the first quarter of 2007, an increase of $60.8 million or 20.3%, over the first quarter of 2006. The sales increase reflected $25.4 million of organic sales growth primarily at Barnes Aerospace, including sales from the aftermarket RSPs. Additionally, the 2006 acquisitions of KENT and Heinz Hänggi contributed $22.7 million and $8.6 million of incremental sales to the Barnes Distribution and Barnes Industrial segments, respectively. Foreign currency translation favorably impacted sales by $4.1 million in 2007 as foreign currencies strengthened against the U.S. Dollar, primarily in Europe.

Expenses and Operating Income

	Three months ended March 31,
(in millions)	2007	2006	Change
Cost of sales	$220.9	$190.6	$30.3	15.9%
% sales	61.3%	63.6%

Gross profit	$139.7	$109.2	$30.5	27.9%
% sales	38.7%	36.4%

Selling and administrative expenses	$96.6	$81.1	$15.5	19.1%
% sales	26.8%	27.0%

Operating income	$43.2	$28.1	$15.1	53.6%
% sales	12.0%	9.4%

Operating income was $43.2 million in the first quarter of 2007, an increase of 53.6% over the same period in 2006, driven primarily by increases at Barnes Aerospace and Barnes Industrial. Operating income margin improved to 12.0% from 9.4% a year ago.

Cost of sales increased 15.9% in the first quarter of 2007 compared with the same period in 2006 primarily as a result of the higher sales levels. The increase in cost of sales was lower than the 20.3% increase in sales and resulted in a 2.3 percentage point improvement in gross margin. Gross profit margins improved by more than three percentage points in Barnes Industrial and Barnes Aerospace, driven primarily by increased sales from higher margin businesses, particularly the Heinz Hänggi acquisition and the RSPs, higher selling prices and operational efficiencies. Barnes Distribution’s gross margin was up slightly over the prior year period, primarily as a result of the KENT acquisition.

Selling and administrative expenses increased 19.1% in the first quarter of 2007 compared to the same period in 2006. Selling and administrative expenses as a percentage of sales declined from 27.0% in the first quarter of 2006 to 26.8% in the same period of 2007. This decline was due in part to a reduction in pension and other postretirement benefit costs. This was offset, in part, by higher selling and administrative expenses related to KENT including approximately $0.7 million of integration costs.

Other Income/Expense

Other expenses, net of other income, decreased $0.2 million in the first quarter of 2007 compared to the same period of 2006, primarily as result of lower foreign exchange losses offset, in part, by higher bank facility fees under the revolving credit agreement. Interest expense increased $2.6 million in the first quarter of 2007, primarily due to higher average borrowings used primarily to fund the 2006 acquisitions.

Income Taxes

The Company’s effective tax rate for the first quarter of 2007 was 23.4%, compared with 21.2% in the first quarter of 2006 and 20.8% for the full year 2006. The increase in the effective tax rate from 2006 was primarily driven by the shift in mix of income to higher taxing jurisdictions. The Company expects the tax rate to remain in the low to mid-20% range in the medium term.

In the normal course of business, the Company and its subsidiaries are examined by various tax authorities, including the IRS. The IRS completed its review of the Company for the tax years 2000 through 2002. The IRS has proposed changes to these tax years which could result in a tax cost of approximately $16.5 million, plus a potential penalty of 20% of the tax assessment plus interest. The Company is currently protesting the proposed IRS tax assessment. The Company and its advisors believe the Company’s tax position on the issues raised by the IRS is correct and, therefore, the Company will vigorously defend its position. The Company and its advisors believe the Company will prevail on this issue. Any additional impact on the Company’s liability for income taxes cannot presently be determined, but the Company believes it is adequately provided for and the outcome will not have a material impact on its results of operations, financial position or cash flows.

Net Income and Net Income per Share

	Three months ended March 31,
(in millions, except per share)	2007	2006	Change
Net income	$27.7	$18.5	$9.2	49.8%

Net income per share:
Basic	$0.53	$0.38	$0.15	39.5%
Diluted	0.50	0.36	0.14	38.9%

Average common shares outstanding:
Basic	52.6	48.3	4.3	9.0%
Diluted	55.2	50.8	4.4	8.7%

Basic and diluted net income per share increased 40% and 39%, respectively, in 2007 as compared to 2006. The increase in basic and diluted average shares outstanding impacted the increase in net income per share when compared to the increase in net income. Basic and diluted average shares outstanding increased as a result of 1,628,676 shares issued for the Heinz Hänggi acquisition in the second quarter of 2006 and shares issued for employee stock plans.

Financial Performance by Business Segment

Barnes Aerospace

	Three months ended March 31,
(in millions)	2007	2006	Change
Sales	$91.2	$66.9	$24.3	36.2%
Operating profit	16.8	8.5	8.3	97.1%
Operating margin	18.5%	12.8%

Barnes Aerospace achieved sales of $91.2 million in the first quarter of 2007, an increase of 36.2% over the first quarter of 2006. The sales increase reflects growth of 63.0% in aftermarket sales due primarily to the RSPs and increased overhaul and repair sales. Sales to original equipment manufacturers (“OEMs”) increased 26.3% on the strength of the OEM backlog. Barnes Aerospace generated orders in the first quarter of 2007 of $103.7 million, which included $64.0 million of commercial orders. The order backlog at Barnes Aerospace at the end of the first quarter of 2007 was $415.6 million, up from $403.0 million at December 31, 2006. Approximately 61% of the backlog at March 31, 2007 is expected to be shipped within the next 12 months.

Barnes Aerospace’s first quarter 2007 operating profit was $16.8 million, an increase of 97.1% from the 2006 period. Operating profit was positively impacted by the profit contribution from the highly profitable aftermarket RSPs as well as the sales volume increases in both the overhaul and repair and OEM businesses.

Outlook: Sales in the commercial OEM business are expected to grow based on the strong commercial engine order backlog and Barnes Aerospace’s participation in certain strategic engine programs. In addition, management expects continued aftermarket sales growth based on the strength of the aftermarket maintenance, repair and overhaul (“MRO”) and spare parts business. Management is focused on meeting increased demand by transferring production to Singapore and between domestic locations, through operational improvements and adding capacity domestically and internationally. Operating profits are expected to continue to be positively impacted by the aftermarket RSPs and solid contributions from the sales volume in the MRO and OEM businesses. As part of the aftermarket RSP program, the management fees paid to its customer increase in the fourth or later years of each program. These and other similar fees have been and will be deducted from sales and will result in a tempering of aftermarket RSP sales growth and operating margins. Such additional fees were incurred for the first time under the first RSP agreement in 2007. Barnes Aerospace continues to focus on operational and productivity efficiencies to improve long-term results. Costs associated with the transfer of production, capacity expansion and new product introductions will impact near-term operating profits.

Barnes Distribution

	Three months ended March 31,
(in millions)	2007	2006	Change
Sales	$152.5	$124.4	$28.1	22.6%
Operating profit	10.2	9.0	1.2	13.5%
Operating margin	6.7%	7.2%

Barnes Distribution achieved sales of $152.5 million in the first quarter of 2007, a 22.6% increase over the first quarter of 2006 as a result of $22.7 million of incremental sales from the 2006 acquisition of KENT and organic sales growth of $3.7 million. Organic sales grew in large part as a result of price increases and continued growth in corporate and Tier II accounts. Foreign currency translation favorably impacted sales by approximately $1.7 million as foreign currencies strengthened against the U.S. Dollar, primarily in Europe.

Barnes Distribution’s operating profit for the first quarter of 2007 increased 13.5% over the same period in 2006 as a result of higher selling prices and the profit contribution from the recent acquisition of KENT. However, operating margins decreased in 2007 as compared to 2006, primarily due to lower margins at KENT which included approximately $0.7 million of integration costs. Additionally, in the first quarter of 2007 Barnes Distribution’s operating profit reflected a shift in the business mix to lower margin customers, an increase in field compensation as a result of an investment in a larger fixed cost sales force, and higher supplier costs and freight costs. These costs were largely offset through higher selling prices.

Outlook: Management is focused on accelerating the pace of improvement within Barnes Distribution with a goal to achieve 10% or better operating margins in 2008. Management expects continued sales growth in 2007 driven by the favorable impact of the KENT acquisition which further enhanced Barnes Distribution’s European presence. Organic sales growth is expected as a result of Barnes Distribution’s emphasis on improving sales force productivity, customer profitability and leveraging the benefits of the KENT acquisition in Europe. Management is focused on improving operating profit through strategic actions focused on profitable sales, expanded global product sourcing and logistics and network optimization. The KENT integration is expected to be completed during 2007 and management expects to benefit from synergistic cost savings in late 2007. Costs associated with the improvement initiatives, including the KENT integration, will negatively impact near-term operating profits.

Barnes Industrial

	Three months ended March 31,
(in millions)	2007	2006	Change
Sales	$119.6	$111.0	$8.6	7.7%
Operating profit	16.2	10.6	5.6	52.3%
Operating margin	13.5%	9.6%

Sales at Barnes Industrial for the first quarter of 2007 were $119.6 million, a 7.7% increase from the first quarter of 2006. The increase resulted from the 2006 acquisition of Heinz Hänggi which contributed $8.6 million in sales. Foreign currency translation favorably impacted sales by approximately $2.4 million as foreign currencies strengthened against the U.S. Dollar, primarily in Europe. This increase was offset by a decline in organic sales.

Barnes Industrial’s first quarter 2007 operating profit was $16.2 million, a 52.3% improvement from the comparable 2006 period. The higher operating profit resulted primarily from the profit contribution from the recent acquisition of Heinz Hänggi as well as higher profits from operational improvements, primarily in the Engineered Springs business. Additionally, lower pension and postretirement benefit expense favorably impacted operating profit in the 2007 period.

Outlook: Barnes Industrial continues to strengthen its operations through investments in capacity, geographic expansion and acquisitions. Management expects modest sales growth in its business during 2007 despite an expected decrease in the heavy duty truck market. Management is focused on profitable sales growth through increased market penetration, and improving the operational performance of its businesses through the transfer of certain products to lower-cost facilities and productivity initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company’s liquidity in terms of its overall ability to generate cash to fund its operating and investing activities. Of particular importance in the management of liquidity are cash flows generated from operating activities, capital expenditure levels, dividends, capital stock transactions, effective utilization of surplus cash positions and adequate lines of credit.

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

Cash Flow

	Three months ended March 31,
(in millions)	2007	2006	Change
Operating activities	$0.7	$(2.5)	$3.2
Investing activities	(23.5)	(23.4)	(0.1)
Financing activities	13.3	34.1	(20.8)
Exchange rate effect	(0.8)	0.2	(1.0)

(Decrease) increase in cash	$(10.3)	$8.4	$(18.7)

Operating activities provided $0.7 million in cash in the first three months of 2007 compared to a use of $2.5 million in the first quarter of 2006. Compared to the first quarter of 2006, operating cash flows in the 2007 period were positively impacted by the improved operating performance, offset in part by a higher investment in working capital.

Cash used by investing activities in the first quarter of 2007 approximated the same level of cash used in 2006 as lower proceeds from the disposition of property, plant and equipment were offset by lower capital expenditures and RSP payments. Capital expenditures in 2007 were $11.6 million compared to $12.8 million in 2006. For the Company in total, capital expenditures are expected to be in the $45 - $50 million range for the full year 2007. In addition, the Company made participation fee payments related to the aftermarket RSPs of $11.8 million in 2007 as compared to $12.2 million for the same period in 2006. At March 31, 2007, the Company has a $51.9 million liability payable in 2007 for participation fees under the aftermarket RSPs which is included in accounts payable.

Cash from financing activities in the first quarter of 2007 included a net increase in borrowings of $21.6 million compared to an increase of $37.7 million in the comparable 2006 period. Proceeds in both periods were used primarily to finance operating activities in the U.S., particularly working capital requirements, as well as to fund capital expenditures and dividends. The 2007 net increase in borrowings includes the sale of $100.0 million of convertible subordinated debt, the proceeds of which were used to pay down borrowings under the revolving credit facility. Other financing activities in 2007 included $3.0 million of fees related to the convertible debt issuance. Total cash used to pay dividends increased in the first quarter of 2007 by $1.3 million over the comparable 2006 period, to $6.6 million due to an increase in the quarterly cash dividend per share and in the number of shares outstanding. The quarterly cash dividend will increase to $0.14 per share in the second quarter of 2007.

At March 31, 2007, the Company held $25.0 million in cash and cash equivalents, nearly all of which are held outside of the U.S. Management continues to focus on lowering the cash balance to an optimal level by taking full advantage of the international financing structure that was completed in 2006.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At March 31, 2007, $131.3 million was borrowed at an interest rate of 6.07% under the Company’s $400.0 million borrowing facility which matures in January 2011. The Company had no borrowings under uncommitted short-term bank credit lines at March 31, 2007. As a result of the completion of the $100.0 million convertible senior subordinated debt offering, approximately 70% of the Company’s total borrowings as of March 31, 2007 are comprised of fixed rate debt.

Borrowing capacity is limited by various debt covenants in the Company’s debt agreements. The most restrictive borrowing covenant requires the Company to maintain a ratio of Total Debt to EBITDA, as defined in the revolving credit agreement, of not more than 4.00 times at March 31, 2007. The ratio requirement will decrease to 3.75 times for any fiscal quarter ending after September 30, 2007. The actual ratio at March 31, 2007 was 2.48 times and would have allowed additional borrowings of $275.4 million.

The Company believes its credit facilities, coupled with cash generated from operations, are adequate for its anticipated near-term requirements.

OTHER MATTERS

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The most significant areas involving management judgments and estimates are described in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to such judgments and estimates. Actual results could differ from those estimates.

Recent Accounting Changes

In September, 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This Statement will be effective for the Company in 2008. The Company is currently evaluating the impact this Statement will have on the Company’s financial position, results of operations and cash flows.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits the measurement of certain financial instruments at fair value with subsequent unrealized gains and losses recorded in earnings. This Statement will be effective for the Company in 2008. The Company is currently evaluating the impact this Statement will have on the Company’s financial position, results of operations and cash flows.

EBITDA

Earnings before interest expense, income taxes, and depreciation and amortization (“EBITDA”) for the first quarter of 2007 were $54.9 million compared to $36.8 million in the first quarter of 2006. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company’s operating performance. The Company’s definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company’s net income (in millions):

	Three months ended March 31,
	2007	2006
Net income	$27.7	$18.5
Add back:
Interest expense	7.0	4.3
Income taxes	8.4	5.0
Depreciation and amortization	11.8	9.0

EBITDA	$54.9	$36.8

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

There has been no significant change in the Company’s exposure to market risk during the first three months of 2007 other than the following change related to the Company’s foreign currency net investment exposure. In April, 2007, the Company entered into a series of forward currency contracts to hedge a portion its foreign currency net investment exposure in Barnes Distribution Canada for the purpose of mitigating exposure to foreign currency volatility on its future return on capital. The Company did not previously hedge any of its foreign currency net investment exposure. For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1-31, 2007	—		$—	—	559,342

February 1-28, 2007	40,302		$22.29	—	559,342

March 1-31, 2007	48,398		$22.16	—	559,342

Total	88,700	(1)	$22.22	—

(1)	All acquisitions of equity securities during the first quarter of 2007 were the result of the operation of the terms of the Company’s stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

(2)	The program was publicly announced on April 12, 2001 authorizing repurchase of up to 1.0 million shares of its common stock.

Item 6.	Exhibits

(a) Exhibits

Exhibit 4.1	Purchase Agreement, dated as of March 6, 2007, between the Company and the representative of the several initial purchasers named therein.

Exhibit 4.2	Form of 3.375% Convertible Senior Subordinated Notes due 2027.

Exhibit 4.3	Indenture, dated as of March 12, 2007, by and between Barnes Group Inc. and The Bank of New York Trust Company, N.A., as trustee, relating to $100 million aggregate principal amount of 3.375% Convertible Senior Subordinated Notes due 2027.

Exhibit 4.4	Resale Registration Rights Agreement, dated as of March 12, 2007 between Barnes Group Inc. and the representative of the several initial purchasers of the Company’s 3.375% Convertible Senior Subordinated Notes due 2027.

Exhibit 10.1	Executive and Director Compensation.

Exhibit 15	Letter regarding unaudited interim financial information.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date: May 9, 2007	/s/ WILLIAM C. DENNINGER
William C. Denninger
Senior Vice President, Finance
Chief Financial Officer
(the principal Financial Officer)

Date: May 9, 2007	/s/ FRANCIS C. BOYLE, JR.
Francis C. Boyle, Jr.
Vice President, Controller
(the principal Accounting Officer)

EXHIBIT INDEX

Barnes Group Inc.

Quarterly Report on Form 10-Q

For Quarter ended March 31, 2007

Exhibit No.	Description	Reference
4.1	Purchase Agreement, dated as of March 6, 2007, between the Company and the representative of the several initial purchasers named therein.	Incorporated by reference to Exhibit 4.1 to Form 8-K, filed by the Company on March 7, 2007.

4.2	Form of 3.375% Convertible Senior Subordinated Notes due 2027.	Incorporated by reference to Exhibits A and B to Exhibit 4.3 to Form 8-K, filed by the Company on March 12, 2007.

4.3	Indenture, dated as of March 12, 2007, by and between Barnes Group Inc. and The Bank of New York Trust Company, N.A., as trustee, relating to $100 million aggregate principal amount of 3.375% Convertible Senior Subordinated Notes due 2027.	Incorporated by reference to Exhibit 4.3 to Form 8-K, filed by the Company on March 12, 2007.

4.4	Resale Registration Rights Agreement, dated as of March 12, 2007 between Barnes Group Inc. and the representative of the several initial purchasers of the Company’s 3.375% Convertible Senior Subordinated Notes due 2027.	Incorporated by reference to Exhibit 4.4 to Form 8-K, filed by the Company on March 12, 2007.

10.1	Executive and Director Compensation.	Incorporated by reference to Item 1.01 on Form 8-K, filed by the Company on February 21, 2007.

15	Letter regarding unaudited interim financial information.	Filed with this report.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.