Form 10-Q
period 2007-06-30
BARNES GROUP INC
filed 2007-08-02
CIK 9984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The registrant had outstanding 53,533,312 shares of common stock as of July 31, 2007.

Barnes Group Inc.

Index to Form 10-Q

For the Quarterly Period Ended June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net sales	$359,526	$308,927	$720,176	$608,778

Cost of sales	219,832	198,370	440,749	389,003
Selling and administrative expenses	99,399	81,839	195,964	162,950

	319,231	280,209	636,713	551,953

Operating income	40,295	28,718	83,463	56,825

Other income	389	582	631	877

Interest expense	6,489	5,751	13,461	10,138
Other expenses	321	(190)	661	385

Income before income taxes	33,874	23,739	69,972	47,179

Income taxes	5,487	5,721	13,930	10,699

Net income	$28,387	$18,018	$56,042	$36,480

Per common share:
Net income:
Basic	$.53	$.36	$1.06	$.74
Diluted	.49	.34	.99	.70
Dividends	.140	.125	.265	.235

Average common shares outstanding:
Basic	53,134,347	50,401,132	52,855,972	49,334,094
Diluted	57,730,886	52,925,307	56,461,052	51,846,565

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$22,393	$35,360
Accounts receivable, less allowances (2007—$5,241; 2006—$3,589)	222,247	190,775
Inventories	204,065	198,960
Deferred income taxes	22,594	24,923
Prepaid expenses	16,547	11,196

Total current assets	487,846	461,214

Deferred income taxes	27,810	23,544

Property, plant and equipment	585,065	564,987
Less accumulated depreciation	(367,852)	(355,342)

	217,213	209,645

Goodwill	363,512	358,600
Other intangible assets, net	306,102	236,561
Other assets	51,333	46,887

Total assets	$1,453,816	$1,336,451

Liabilities and Stockholders’ Equity
Current liabilities
Notes and overdrafts payable	$10,521	$5,600
Accounts payable	182,344	141,345
Accrued liabilities	106,212	102,951
Long-term debt – current	51,939	45,164

Total current liabilities	351,016	295,060

Long-term debt	377,935	376,318
Accrued retirement benefits	113,495	114,757
Other liabilities	34,690	30,521

Commitments and Contingencies (Note 11)

Stockholders’ equity
Common stock—par value $0.01 per share Authorized: 150,000,000 shares Issued: Shares at par value (2007 – 53,927,151; 2006 – 52,639,594)	539	526
Additional paid-in capital	210,648	194,210
Treasury stock, at cost (2007 – 420,324 shares; 2006 – 230,741 shares)	(9,623)	(4,608)
Retained earnings	392,801	352,823
Accumulated other non-owner changes to equity	(17,685)	(23,156)

Total stockholders’ equity	576,680	519,795

Total liabilities and stockholders’ equity	$1,453,816	$1,336,451

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2007	2006
Operating activities:
Net income	$56,042	$36,480
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	23,593	19,872
Loss (gain) on disposition of property, plant and equipment	174	(124)
Non-cash stock-based compensation expense	3,955	4,329
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(28,756)	(20,856)
Inventories	(3,307)	(7,749)
Prepaid expenses	(5,186)	(3,899)
Accounts payable	1,739	7,373
Accrued liabilities	(5,124)	(7,598)
Deferred income taxes	4,521	2,037
Long-term retirement benefits	(1,319)	(1,545)
Other	(1,775)	362

Net cash provided by operating activities	44,557	28,682

Investing activities:
Proceeds from disposition of property, plant and equipment	431	2,237
Capital expenditures	(22,922)	(23,123)
Business acquisitions, net of cash acquired	(1,886)	(96,344)
Revenue sharing program payments	(36,275)	(26,900)
Other	(991)	(882)

Net cash used by investing activities	(61,643)	(145,012)

Financing activities:
Net change in other borrowings	5,061	(3,430)
Payments on long-term debt	(168,182)	(86,756)
Proceeds from the issuance of long-term debt	176,875	208,052
Proceeds from the issuance of common stock	8,958	22,536
Common stock repurchases	—	(672)
Dividends paid	(14,053)	(11,774)
Other	(3,636)	(1,174)

Net cash provided by financing activities	5,023	126,782

Effect of exchange rate changes on cash flows	(904)	(988)

(Decrease) increase in cash and cash equivalents	(12,967)	9,464

Cash and cash equivalents at beginning of period	35,360	28,112

Cash and cash equivalents at end of period	$22,393	$37,576

Supplemental Disclosure of Cash Flow Information:

Non-cash financing and investing activities in 2007 and 2006 include the acquisition of $65.4 million and $37.8 million, respectively, of intangible assets and the recognition of the corresponding liabilities in connection with the aftermarket revenue sharing programs (“RSPs”). In 2006, non-cash investing and financing activities included the issuance of $30.7 million of common stock in connection with the acquisition of Heinz Hänggi GmbH, Stanztechnik.

See accompanying notes.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts included in the notes are stated in thousands except per share data.)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 2006 has been derived from the 2006 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

See Note 9 for discussion of the impact of the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.

2. Net Income Per Common Share

For the purpose of computing diluted net income per share, the weighted-average number of shares outstanding was increased by 4,596,539 and 2,524,175 for the three-month periods ended June 30, 2007 and 2006, respectively, and 3,605,080 and 2,512,471 for the six-month periods ended June 30, 2007 and 2006, respectively, to account for the potential dilutive effects of stock-based incentive plans and convertible senior subordinated notes.

As of June 30, 2007, there were 5,102,602 options for shares of common stock outstanding of which 5,023,102 were considered dilutive. As of June 30, 2006, there were 5,088,626 options for shares of common stock outstanding of which 4,782,726 were considered dilutive. There were no adjustments to net income for the purpose of computing income available to common stockholders for those periods.

The Company granted 677,150 stock options (675,450 after forfeitures) and 151,474 restricted stock unit awards in February, 2007 as part of its annual award grant. Of the 151,474 restricted stock unit awards, 70,500 vest upon satisfying established performance goals.

The Company had 186,000 restricted stock unit awards which had accelerated vesting provisions based upon meeting market conditions as defined in the award agreements. During the second quarter of 2007, the vesting acceleration conditions of these rights were satisfied. As a result, fifty percent of the restricted stock units (93,000 units) vested on June 20, 2007 and the remaining 50% (93,000 units) will vest on June 20, 2008.

As discussed in Note 7, the convertible senior subordinated notes due in August, 2025 (the “3.75% Convertible Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of June 30, 2007 was approximately $21.01 per share of common stock. As of June 30, 2007, the Company’s market price per share exceeded the conversion price of the notes. Under the net share settlement method, there were 1,548,163 and 913,789 potential shares issuable under the notes that were considered dilutive for the three- and six-month periods ended June 30, 2007, respectively.

As discussed in Note 7, in March, 2007, the Company sold $100,000 of convertible senior subordinated notes due March, 2027 (the “3.375% Convertible Notes”). These notes are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of June 30, 2007 was approximately $28.68 per share of common stock. As of June 30, 2007, the Company’s market price per share exceeded the conversion price of the notes. Under the net share settlement method, there were 275,275 and 137,637 potential shares issuable under these notes that were considered dilutive for the three- and six-month periods ended June 30, 2007, respectively.

3. Acquisitions

During 2006, the Company acquired three businesses, Heinz Hänggi GmbH, Stanztechnik (“Heinz Hänggi”), the KENT division of Premier Farnell (“KENT”) and the Nitropush product line of Orflam Industries of France (“Nitropush”). The following table reflects the unaudited pro forma operating results of the Company for the three months and six months ended June 30, 2006, which give effect to the acquisitions as if they had occurred on January 1, 2006. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred if the acquisitions had been effective January 1, 2006 nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company, Heinz Hänggi, KENT and Nitropush adjusted for certain items including depreciation and amortization expense associated with the assets acquired and the Company’s financing arrangements. The pro forma information does not include the effects of any synergies or cost reduction initiatives related to the acquisitions.

	Three months ended June 30, 2006	Six months ended June 30, 2006
Net sales	$333,783	$662,477
Income before income taxes	27,523	52,681
Net income	20,812	40,348

Net income per common share:
Basic	$0.41	$0.80
Diluted	0.39	0.76

4. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from the investments by, and distributions to, stockholders. For the Company, comprehensive income for the period includes net income and other non-owner changes to equity, net of taxes.

Statements of Comprehensive Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$28,387	$18,018	$56,042	$36,480
Unrealized gains (losses) on hedging activities	(174)	117	(119)	116
Foreign currency translation adjustments	3,518	6,966	4,168	9,546
Defined benefit pension and other postretirement plans	348	—	1,422	—

Comprehensive income	$32,079	$25,101	$61,513	$46,142

Defined benefit pension and other postretirement plans reflects the amortization of prior service costs and recognized losses related to such plans during the periods as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” in the fourth quarter of 2006.

5. Inventories

The components of inventories were:

	June 30, 2007	December 31, 2006
Finished goods	$122,378	$123,460
Work-in-process	46,912	42,898
Raw material and supplies	34,775	32,602

	$204,065	$198,960

6. Goodwill and Other Intangible Assets

Goodwill:

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company for the period ended June 30, 2007:

	Barnes Aerospace	Barnes Distribution	Barnes Industrial	Total Company
January 1, 2007	$30,786	$156,745	$171,069	$358,600
Goodwill acquired, net of adjustments	—	3,568	(952)	2,616
Foreign currency translation	—	3,277	(981)	2,296

June 30, 2007	$30,786	$163,590	$169,136	$363,512

Goodwill recorded at Barnes Distribution increased in 2007 as a result of the recognition of $1,830 of assumed liabilities related to the KENT acquisition. The purchase price allocation of the KENT acquisition is subject to the finalization of the valuation of certain assets and liabilities and, thus, these preliminary values are subject to revision. Additionally, during 2007, goodwill recorded at Barnes Distribution was increased as a result of the contingent purchase price adjustments of £0.8 million (approximately $1,600 U.S. Dollars) for the achievement of certain performance targets related to the 2005 Toolcom acquisition.

The changes in goodwill recorded at Barnes Industrial, formerly known as Associated Spring, resulted primarily from adjustments to the valuation of certain assets and liabilities related to the 2006 acquisition of Heinz Hänggi. The purchase price allocation of the Heinz Hänggi acquisition was finalized during the second quarter of 2007.

Other Intangible Assets:

Other intangible assets consisted of:

		June 30, 2007		December 31, 2006
	Range of Life - Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs	Up to 30	$264,700	$(8,127)	$190,200	$(5,359)
Customer lists/relationships	10	28,578	(7,606)	28,333	(6,160)
Patents, trademarks/trade names	5-30	25,148	(5,319)	24,974	(4,247)
Other	Up to 15	8,262	(1,858)	8,262	(1,576)

		326,688	(22,910)	251,769	(17,342)
Foreign currency translation		2,324	—	2,134	—

Other intangible assets		$329,012	$(22,910)	$253,903	$(17,342)

Amortization of intangible assets is expected to increase from approximately $11,100 in 2007 to $14,700 in 2011.

During the first half of 2007, the Company entered into additional aftermarket RSP agreements with a major aerospace customer, General Electric Company (“General Electric”), under which the Company is the sole supplier of certain aftermarket parts to this customer. As consideration for these agreements, the Company agreed to pay participation fees of $74,500 of which $9,125 has been paid, $36,875 will be paid in the second half of 2007 and $28,500 will be paid during the first quarter of 2008.

7. Debt

In March, 2007, the Company sold $100,000 of convertible senior subordinated notes due 2027 bearing interest at a fixed rate of 3.375%. The net proceeds from the offering were used to repay outstanding indebtedness under the Company’s revolving credit facility. The 3.375% Convertible Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company. These notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. These notes may be converted under certain circumstances, into a combination of cash and common stock of the Company at a conversion value equal to 34.8646 shares per note, equivalent to a conversion price of approximately $28.68 per share of common stock as of June 30, 2007. The first $1 of the conversion value of each note would be paid in cash and the additional conversion value, if any, would be paid in cash or common stock, at the option of the Company.

In July 2007, the Company delivered a notice to holders of the 3.75% Convertible Notes due 2025 that from July 1, 2007 until September 30, 2007, the 3.75% Convertible Notes are eligible for conversion as provided in the indenture relating to such notes. As a result of these notes becoming eligible for conversion, the Company will record a non-cash pretax charge of approximately $2,400 in the third quarter of 2007 to expense the remaining unamortized deferred debt issuance costs related to these notes. The Company continued to classify these notes as non-current as the Company has both the intent and ability, through its revolving credit facility, to refinance these notes on a long-term basis.

8. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Pensions
Service cost	$2,001	$3,115	$4,048	$6,266
Interest cost	5,449	5,242	10,779	10,497
Expected return on plan assets	(7,574)	(7,743)	(15,286)	(15,558)
Amortization of transition assets	—	(1)	—	(1)
Amortization of prior service cost	369	397	742	794
Recognized losses	568	542	1,079	1,121
Curtailment gain	(84)	—	(84)	—
Special termination benefits	—	26	—	26

Net periodic benefit cost	$729	$1,578	$1,278	$3,145

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Other Postretirement Benefits
Service cost	$254	$338	$558	$1,087
Interest cost	1,113	1,084	2,265	2,172
Amortization of prior service cost	302	226	592	451
Recognized losses	158	238	364	474

Net periodic benefit cost	$1,827	$1,886	$3,779	$4,184

9. Income Taxes

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

The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income tax expense. Approximately $310 is included in the unrecognized tax benefits recorded as of January 1, 2007, for the payment of interest and a minimal amount for penalties associated with those positions.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by various taxing authorities, including the Internal Revenue Service in the U.S. (the “IRS”) and the taxing authorities in other major jurisdictions such as Canada, France, Germany, Singapore, Sweden, Switzerland and the United Kingdom. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

In connection with an IRS audit for the tax years 2000 through 2002, the IRS proposed adjustments to these tax years of approximately $16,500, plus a potential penalty of 20% of the tax assessment plus interest. These adjustments related to foreign income inclusion of certain foreign subsidiaries. The Company filed an administrative protest of these adjustments and is currently engaged in discussions with the Appeals office of the IRS. The Company and its advisors believe the Company’s tax position on the issues raised by the IRS is correct and, therefore, the Company will continue to vigorously defend its position. The Company and its advisors believe the Company will prevail on this issue. It is the Company’s belief that the two parties could come to resolution of these issues within the next 12 months. Any additional impact on the Company’s liability for income taxes cannot presently be determined, but the Company believes it is adequately provided for and the outcome will not have a material impact on its results of operations, financial position or cash flows.

10. Information on Business Segments

The following table sets forth information about the Company’s operations by its three reportable business segments:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net sales
Barnes Aerospace	$92,418	$73,920	$183,610	$140,863
Barnes Distribution	150,683	125,507	303,186	249,899
Barnes Industrial	118,707	112,118	238,277	223,108
Intersegment sales	(2,282)	(2,618)	(4,897)	(5,092)

Total net sales	$359,526	$308,927	$720,176	$608,778

Operating profit
Barnes Aerospace	$18,582	$10,622	$35,424	$19,168
Barnes Distribution	7,475	8,871	17,639	17,824
Barnes Industrial	14,266	9,213	30,455	19,843

Total operating profit	40,323	28,706	83,518	56,835
Interest income	251	322	439	562
Interest expense	(6,489)	(5,751)	(13,461)	(10,138)
Other income (expense), net	(211)	462	(524)	(80)

Total income before income taxes	$33,874	$23,739	$69,972	$47,179

The aftermarket RSP agreements entered into in 2007 added $74,500 of intangible assets to the Barnes Aerospace segment assets.

In the third quarter of 2007, the Company is realigning its reportable business segments by transferring the Raymond division, the stock spring catalog and custom solutions business, from Barnes Distribution to Barnes Industrial, whose Associated Spring division manufactures many of the spring products sold by the business. Segment information will be adjusted on a retrospective basis to reflect this change beginning in the third quarter of 2007.

11. Commitments and Contingencies Product Warranties

The Company provides product warranties in connection with the sale of products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not significant as of June 30, 2007.

Contingent Payments

In connection with the Toolcom Supplies Ltd. acquisition in August, 2005, approximately £2.2 million of the purchase price were payable within two years of the closing date, contingent upon the occurrence of certain events or the achievement of certain performance targets. In 2007 and 2006, £0.8 million (approximately $1,600) and £0.9 million (approximately $1,700) were earned and paid, respectively. The remaining balance of £0.6 million (approximately $1,100) will be recorded if and when paid.

In connection with the Service Plus Distributors, Inc. acquisition in September, 2005, $3,700 of the purchase price could be earned within three years of the closing date, contingent upon the occurrence of certain events or the achievement of certain performance targets. In 2006, $1,500 was earned and paid. The remaining balance of $2,200 will be recorded if and when paid.

Income Taxes

See Note 9 for contingencies related to income taxes.

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month and six-month periods ended June 30, 2007 and 2006, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 1, 2007 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. PricewaterhouseCoopers LLP has not carried out any significant or additional tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of June 30, 2007 and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2007 and 2006 and the consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. This interim financial information is the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial information, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, effective January 1, 2007.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 23, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2006 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Hartford, Connecticut
August 1, 2007

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

As discussed in Note 10 of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, the Company is realigning its reportable business segments in the third quarter of 2007 by transferring the stock spring catalog and custom solutions business from Barnes Distribution to Barnes Industrial, whose Associated Spring division manufactures many of the spring products sold by the business. All previously reported segment information will be adjusted on a retrospective basis to reflect this change beginning in the third quarter of 2007.

Second Quarter 2007 Highlights

In the second quarter, the Company achieved record sales of $359.5 million, an increase of 16.4% over 2006, driven by a combination of organic growth, primarily in Barnes Aerospace, and incremental sales from recent acquisitions. Operating income improved 40.3% as a result of profitable sales growth and operational improvements.

Barnes Aerospace added to its aftermarket RSP investment by entering into an additional aftermarket RSP agreement with General Electric, further expanding its long-term position for aftermarket sales of aircraft engine parts.

Management initiated Project Catalyst to accelerate the pace of improvement within Barnes Distribution. Project Catalyst consists of four initiatives; global product sourcing, logistics and network optimization, sales and margin improvement, and European market development, including the KENT integration. Costs associated with Project Catalyst in the second quarter of 2007 were approximately $2.0 million.

RESULTS OF OPERATIONS

Sales

	Three months ended June 30,				Six months ended June 30,
(in millions)	2007	2006	Change		2007	2006	Change
Barnes Aerospace	$92.4	$73.9	$18.5	25.0%	$183.6	$140.9	$42.7	30.3%
Barnes Distribution	150.7	125.5	25.2	20.1%	303.2	249.9	53.3	21.3%
Barnes Industrial	118.7	112.1	6.6	5.9%	238.3	223.1	15.2	6.8%
Intersegment sales	(2.3)	(2.6)	0.3	12.9%	(4.9)	(5.1)	0.2	3.8%

Total	$359.5	$308.9	$50.6	16.4%	$720.2	$608.8	$111.4	18.3%

The Company reported net sales of $359.5 million in the second quarter of 2007, an increase of $50.6 million or 16.4%, over the second quarter of 2006. The sales increase reflected $19.9 million of organic sales growth primarily at Barnes Aerospace, including sales from the aftermarket RSPs. Additionally, the 2006 acquisitions of KENT and Heinz Hänggi contributed $22.2 million and $4.2 million of incremental sales to the Barnes Distribution and Barnes Industrial segments, respectively. Foreign currency translation favorably impacted sales by $4.3 million in 2007 as foreign currencies strengthened against the U.S. Dollar, primarily in Europe.

Sales for the six-month period ended June 30, 2007 were $720.2 million, an increase of $111.4 million, or 18.3%, over the 2006 period driven by $45.3 million of organic sales growth and $57.8 million from acquisitions. KENT added $44.9 million of incremental sales to the Barnes Distribution segment while the Heinz Hänggi acquisition contributed $12.9 million of incremental sales to the Barnes Industrial segment. Foreign currency translation favorably impacted sales by $8.3 million in 2007 as foreign currencies strengthened against the U.S. Dollar, primarily in Europe.

Expenses and Operating Income

	Three months ended June 30,				Six months ended June 30,
(in millions)	2007	2006	Change		2007	2006	Change
Cost of sales	$219.8	$198.4	$21.4	10.8%	$440.7	$389.0	$51.7	13.3%
% of sales	61.1%	64.2%			61.2%	63.9%

Gross profit	139.7	110.5	29.2	26.4%	279.4	219.8	59.6	27.1%
% of sales	38.9%	35.8%			38.8%	36.1%

Selling and administrative expenses	99.4	81.8	17.6	21.5%	196.0	163.0	33.0	20.3%
% of sales	27.7%	26.5%			27.2%	26.8%

Operating income	40.3	28.7	11.6	40.3%	83.5	56.8	26.7	46.9%
% of sales	11.2%	9.3%			11.6%	9.3%

Operating income was $40.3 million in the second quarter of 2007, an increase of 40.3% over the same period in 2006. For the year-to-date period, operating income improved to $83.5 million, a 46.9% increase. Barnes Aerospace and Barnes Industrial were the primary contributors to the increase in operating income in both periods. Operating income margin for the quarter improved to 11.2% from 9.3% a year ago and on a year-to-date basis to 11.6% in 2007 from 9.3% in 2006.

Cost of sales increased 10.8% in the second quarter of 2007 compared with the same period in 2006 primarily as a result of the higher sales levels. The increase in cost of sales was lower than the 16.4% increase in sales and resulted in a 3.1 percentage point improvement in gross margin. Gross profit margins improved by 4.5 percentage points at Barnes Aerospace, driven primarily by increased sales in higher margin aftermarket RSPs, and by 3.9 percentage points at Barnes Industrial, driven primarily by the higher margin Heinz Hänggi sales, higher selling prices and operational efficiencies. Barnes Distribution’s gross margin was slightly higher than the prior year, primarily as a result of the KENT acquisition.

Selling and administrative expenses increased 21.5% in the second quarter of 2007 compared to the same period in 2006. Selling and administrative expenses as a percentage of sales increased from 26.5% in the second quarter of 2006 to 27.7% in the same period of 2007. This increase was due in part to higher selling and administrative expenses as a percentage of sales at KENT, which included approximately $1.0 million of integration costs.

Other Income/Expense

Other income, net of other expenses, decreased $0.7 million in the second quarter of 2007 compared to the same period of 2006, primarily as result of lower foreign exchange gains. Interest expense increased $0.7 million in the second quarter of 2007, primarily due to higher average borrowings used primarily to fund the 2006 acquisitions.

Income Taxes

The Company’s effective tax rate for the first half of 2007 was 19.9%, which resulted in an effective tax rate for the second quarter of 2007 of 16.2%, compared with 22.7% in the first half of 2006 and 20.8% for the full year 2006. The decrease in the effective tax rate from 2006 was primarily driven by a higher mix of income in lower taxing jurisdictions.

In connection with an IRS audit for the tax years 2000 through 2002, the IRS proposed adjustments to these tax years of approximately $16.5 million, plus a potential penalty of 20% of the tax assessment plus interest. The adjustments related to foreign income inclusion of certain foreign subsidiaries. The Company filed an administrative protest of these adjustments and is currently engaged in discussions with the Appeals office of the IRS. The Company and its advisors believe the Company’s tax position on the issues raised by the IRS is correct and, therefore, the Company will continue to vigorously defend its position. The Company and its advisors believe the Company will prevail on this issue. It is the Company’s belief that the two parties could come to resolution of these issues within the next 12 months. Any additional impact on the Company’s liability for income taxes cannot presently be determined, but the Company believes it is adequately provided for and the outcome will not have a material impact on its results of operations, financial position or cash flows.

Net Income and Net Income per Share

(in millions, except per share data)	Three months ended June 30,				Six months ended June 30,
	2007	2006	Change		2007	2006	Change
Net income	$28.4	$18.0	$10.4	57.5%	$56.0	$36.5	$19.5	53.6%

Net income per share:
Basic	$.53	$.36	$.17	47.2%	$1.06	$.74	$.32	43.2%
Diluted	.49	.34	.15	44.1%	.99	.70	.29	41.4%

Average common shares outstanding:
Basic	53.1	50.4	2.7	5.4%	52.9	49.3	3.6	7.1%
Diluted	57.7	52.9	4.8	9.1%	56.5	51.8	4.7	8.9%

Basic and diluted net income per share increased 47.2% and 44.1%, respectively, in the second quarter of 2007 as compared to 2006. The increase in basic and diluted average shares outstanding impacted the increase in net income per share when compared to the increase in net income. Basic average shares outstanding increased primarily as a result of shares issued for employee stock plans. Diluted average shares outstanding increased as a result of the increase in basic average shares outstanding as well as the increase in the dilutive effect of potentially issuable shares under the employee stock plans and the convertible notes.

Financial Performance by Business Segment

Barnes Aerospace

	Three months ended June 30,				Six months ended June 30,
(in millions)	2007	2006	Change		2007	2006	Change
Sales	$92.4	$73.9	$18.5	25.0%	$183.6	$140.9	$42.7	30.3%
Operating profit	18.6	10.6	8.0	74.9%	35.4	19.2	16.2	84.8%
Operating margin	20.1%	14.4%			19.3%	13.6%

Barnes Aerospace achieved sales of $92.4 million in the second quarter of 2007, an increase of 25.0% over the second quarter of 2006, and $183.6 million for the first half of 2007, a 30.3% increase over the first half of 2006. The second quarter and year-to-date sales increases reflect growth of 35.5% and 47.8%, respectively, in aftermarket sales due primarily to the RSPs and increased overhaul and repair sales. Sales to original equipment manufacturers (“OEMs”) increased 20.5% and 23.3%, respectively, for the quarter and year-to-date periods on the strength of the OEM backlog. Barnes Aerospace generated orders in the second quarter of 2007 of $116.1 million, which included $69.4 million of commercial OEM orders. The order backlog at Barnes Aerospace at the end of the second quarter of 2007 was $439.5 million, up from $403.0 million at December 31, 2006. Approximately 62% of the backlog at June 30, 2007 is expected to be shipped within the next 12 months.

Barnes Aerospace’s second quarter 2007 operating profit was $18.6 million, an increase of 74.9% from the 2006 period. For the year-to-date period, operating profit in 2007 increased 84.8% to $35.4 million from the comparable 2006 period. Operating profit was positively impacted by the profit contribution from the highly profitable aftermarket RSPs as well as the higher sales volume increases in both the overhaul and repair, and OEM businesses.

Outlook: Sales in the commercial OEM business are expected to grow based on the strong commercial engine order backlog and Barnes Aerospace’s participation in certain strategic engine programs. Management expects continued aftermarket sales growth based on the strength of the aftermarket maintenance, repair and overhaul (“MRO”) and spare parts business. However, the rate of growth of the MRO business is expected to moderate during the second half of 2007. In addition, the two RSPs signed in the first half of 2007 will provide incremental sales growth in the second half of the year. Management is focused on meeting increased demand by transferring production to and expanding facilities in Singapore, through operational improvements and adding capacity domestically, including a new Ogden, Utah facility. Operating profits are expected to continue to be positively impacted by the aftermarket RSPs and solid contributions from the sales volume increases in the MRO and OEM businesses. As part of the aftermarket RSP program, the management fees payable to its customer increase generally in the fourth or later years of each program. These and other similar fees have been and will be deducted from sales and will result in a tempering of aftermarket RSP sales growth and operating margins. Such additional fees were incurred for the first time under the first RSP agreement in 2007. Barnes Aerospace continues to focus on operational and productivity efficiencies to improve long-term results. Costs associated with capacity expansion in Ogden will impact near-term operating profits and are expected to approximate $2.0 million in the second half of 2007.

Barnes Distribution

	Three months ended June 30,				Six months ended June 30,
(in millions)	2007	2006	Change		2007	2006	Change
Sales	$150.7	$125.5	$25.2	20.1%	$303.2	$249.9	$53.3	21.3%
Operating profit	7.5	8.9	(1.4)	(15.7)%	17.6	17.8	(0.2)	(1.0)%
Operating margin	5.0%	7.1%			5.8%	7.1%

Barnes Distribution achieved sales of $150.7 million in the second quarter of 2007, a 20.1% increase over the second quarter of 2006 as a result of $22.2 million of incremental sales from the 2006 acquisition of KENT and organic sales growth of $1.3 million. Sales were $303.2 million in the first half of 2007, a 21.3% increase over the first half of 2006 primarily as a result of the KENT acquisition. Organic sales grew in both 2007 periods in large part as a result of price increases and continued growth in corporate and Tier II accounts. Foreign currency translation favorably impacted sales by approximately $1.7 million in the second quarter of 2007 as foreign currencies strengthened against the U.S. Dollar, primarily in Europe.

Barnes Distribution’s operating profit for the second quarter of 2007 decreased $1.4 million, or 15.7%, and operating profit in the first half of 2007 decreased 1.0%. The second quarter of 2007 includes costs related to Project Catalyst of which $1.0 million was associated with the KENT integration, $0.6 million was associated with the reorganization of the sales management structure in North America and $0.4 million was related to the logistics and network optimization initiative. Additionally, operating profit was negatively impacted by higher product and freight costs, a shift in the business to lower margin customers and incremental bad debt expense as compared to the 2006 period. These costs were partially offset by higher selling prices and lower incentive compensation as compared to the 2006 period.

Outlook: Management expects organic sales growth as a result of Barnes Distribution’s emphasis on improving sales force productivity, customer profitability and leveraging the benefits of the KENT acquisition in Europe. Management is focused on accelerating the pace of improvement within Barnes Distribution through Project Catalyst with a goal to achieve significant operating margin improvements in 2008. Strategic actions focused on expanded global product sourcing, logistics and network optimization and profitable sales growth are expected to positively impact operating profit. In addition, as part of Project Catalyst, management expects to complete the KENT integration during 2007 and to benefit from synergistic cost savings in late 2007. Costs associated with Project Catalyst, including the KENT integration, will negatively impact near-term operating profits and are expected to approximate $6.4 million in the second half of 2007.

Barnes Industrial

	Three months ended June 30,				Six months ended June 30,
(in millions)	2007	2006	Change		2007	2006	Change
Sales	$118.7	$112.1	$6.6	5.9%	$238.3	$223.1	$15.2	6.8%
Operating profit	14.3	9.2	5.1	54.8%	30.5	19.8	10.7	53.5%
Operating margin	12.0%	8.2%			12.8%	8.9%

Sales at Barnes Industrial for the second quarter of 2007 were $118.7 million, a 5.9% increase from the second quarter of 2006. The increase in 2007 resulted primarily from the 2006 acquisition of Heinz Hänggi which contributed $4.2 million of incremental sales in the second quarter of 2007. Foreign currency translation favorably impacted sales by approximately $2.6 million in the second quarter of 2007 as foreign currencies strengthened against the U.S. Dollar, primarily in Europe. On a year-to-date basis, sales at Barnes Industrial were $238.3 million, a 6.8% increase from 2006. The increase in this period was primarily a result of the Heinz Hänggi acquisition which contributed $12.9 million of incremental sales in 2007.

Barnes Industrial’s second quarter 2007 operating profit was $14.3 million, a 54.8% improvement from the comparable 2006 period. The higher operating profit resulted primarily from the profit contribution of Heinz Hänggi as well as higher profits from operational improvements, primarily in the specialty businesses. Additionally, lower pension, postretirement and medical expenses favorably impacted operating profit in the 2007 period, offset in part by higher additional compensation. On a year-to-date basis, operating profit increased 53.5% to $30.5 million primarily as a result of the incremental operating profit from the Heinz Hänggi acquisition and, to a lesser extent, improvements in the Engineered Springs business.

Outlook: Sales growth at Barnes Industrial is expected as a result of investments in capacity, geographic expansion and acquisitions. Management expects modest sales growth in its business during 2007 despite an expected decrease in the heavy duty truck market. Management is focused on improving profitability through sales growth, and productivity and process improvement initiatives.

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

Cash Flow

	Six months ended June 30,
(in millions)	2007	2006	Change
Operating activities	$44.6	$28.7	$15.9
Investing activities	(61.6)	(145.0)	83.4
Financing activities	5.0	126.8	(121.8)
Exchange rate effect	(1.0)	(1.0)	—

(Decrease) increase in cash	$(13.0)	$9.5	$(22.5)

Operating activities provided $44.6 million in cash in the first half of 2007 compared to $28.7 million in the first half of 2006. Compared to the 2006 period, operating cash flows in the 2007 period were positively impacted by the improved operating performance, offset in part by a higher investment in working capital.

Cash used by investing activities in the first half of 2007 was $61.6 million compared to $145.0 million in the comparable 2006 period. In 2006, $96.1 million of cash was used for the Heinz Hänggi acquisition. Capital expenditures in 2007 were $22.9 million compared to $23.1 million in 2006. For the Company in total, capital expenditures are expected to be in the $45—$50 million range for the full year 2007. In addition, the Company made participation fee payments related to the aftermarket RSPs of $36.3 million in 2007 as compared to $26.9 million for the same period in 2006. At June 30, 2007, the Company has a $65.4 million liability payable in 2007 for participation fees under the aftermarket RSPs which is included in accounts payable.

Cash from financing activities in the first half of 2007 included a net increase in borrowings of $13.8 million compared to an increase of $117.9 million in the comparable 2006 period. Proceeds in the 2006 period were used primarily to fund the acquisition of Heinz Hänggi and to repay borrowings from The Development Bank of Singapore which became due in June 2006. The 2007 net increase in borrowings includes the sale of $100.0 million of convertible subordinated debt, the proceeds of which were used to pay down borrowings under the revolving credit facility. Proceeds in both periods were used to finance operating activities in the U.S., particularly working capital requirements, as well as to fund capital expenditures and dividends. Other financing activities in 2007 included $3.6 million of fees related to the convertible debt issuance. Total cash used to pay dividends increased in the first half of 2007 by $2.3 million over the comparable 2006 period, to $14.1 million due to an increase in the quarterly cash dividend per share and in the number of shares outstanding. The quarterly cash dividend increased to $0.14 per share in the second quarter of 2007.

At June 30, 2007, the Company held $22.4 million in cash and cash equivalents, which are primarily held outside of the U.S. Management continues to focus on lowering the cash balance to an optimal level by taking full advantage of the international financing structure that was completed in 2006.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At June 30, 2007, $112.3 million was borrowed at an interest rate of 6.11% under the Company’s $400.0 million borrowing facility which matures in January 2011. The Company had $8.0 million of borrowings under uncommitted short-term bank credit lines at June 30, 2007. As a result of the completion of the $100.0 million convertible senior subordinated debt offering, approximately 70% of the Company’s total borrowings as of June 30, 2007 are fixed rate debt.

Borrowing capacity is limited by various debt covenants in the Company’s debt agreements. The most restrictive borrowing covenant requires the Company to maintain a ratio of Total Debt to EBITDA, as defined in the revolving credit agreement, of not more than 4.00 times at June 30, 2007. The ratio requirement will decrease to 3.75 times for any fiscal quarter ending after September 30, 2007. The actual ratio at June 30, 2007 was 2.35 times and would have allowed additional borrowings of $308.6 million.

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

EBITDA

Earnings before interest expense, income taxes, and depreciation and amortization (“EBITDA”) for the first half of 2007 were $107.0 million compared to $77.2 million in the first half of 2006. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company’s operating performance. The Company’s definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company’s net income (in millions):

	Six months ended June 30,
	2007	2006
Net income	$56.0	$36.5
Add back:
Interest expense	13.5	10.1
Income taxes	13.9	10.7
Depreciation and amortization	23.6	19.9

EBITDA	$107.0	$77.2

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

There has been no significant change in the Company’s exposure to market risk during the first six months of 2007 other than the following change related to the Company’s foreign currency net investment exposure. In April, 2007, the Company entered into a series of forward currency contracts to hedge a portion of its foreign currency net investment exposure in Barnes Distribution Canada for the purpose of mitigating exposure to foreign currency volatility on its future return on capital. The Company did not previously hedge any of its foreign currency net investment exposure. For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1-30, 2007	—		$—	—	559,342
May 1-31, 2007	63,286		$28.17	—	559,342
June 1-30, 2007	37,597		$33.58	—	559,342

Total	100,883	(1)	$30.18	—

(1)	All acquisitions of equity securities during the second quarter of 2007 were the result of the operation of the terms of the Company’s stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.
(2)	The program was publicly announced on April 12, 2001 authorizing repurchase of up to 1.0 million shares of its common stock.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of the Company’s stockholders was held on May 9, 2007. Proxies for the meeting were solicited pursuant to Regulation 14 A.

(b)	The following directors were elected:

Director	Votes in Favor	Votes Withheld	For Terms Expiring
John W. Alden	43,806,313	1,111,318	2010
George T. Carpenter	41,689,285	3,228,346	2010
Frank E. Grzelecki	44,301,965	615,666	2010
William J. Morgan	44,366,820	550,811	2010

(c)	(1) The stockholders ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2007. The proposal was ratified as 43,992,503 shares voted for, 868,022 shares voted against and 57,106 shares abstained.

Item 5.	Other Information

On July 18, 2007, the Compensation and Management Development Committee of the Company’s Board of Directors approved an increase of $100,000 in the base salary for Gregory F. Milzcik, the Company’s President and Chief Executive Officer. Effective August 1, 2007, his base salary is $700,000.

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

Barnes Group Inc.
(Registrant)

Date: August 2, 2007	/s/ WILLIAM C. DENNINGER
William C. Denninger
Senior Vice President, Finance Chief Financial Officer
(the principal Financial Officer)

Date: August 2, 2007	/s/ FRANCIS C. BOYLE, JR.
Francis C. Boyle, Jr.
Vice President, Controller
(the principal Accounting Officer)

EXHIBIT INDEX

Barnes Group Inc.

Quarterly Report on Form 10-Q

For Quarter ended June 30, 2007

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