Form 10-Q
period 2007-09-30
BARNES GROUP INC
filed 2007-11-02
CIK 9984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The registrant had outstanding 53,775,754 shares of common stock as of October 31, 2007.

Barnes Group Inc.

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net sales	$360,386	$322,048	$1,080,562	$930,826

Cost of sales	226,139	203,493	666,888	592,496
Selling and administrative expenses	94,157	87,989	290,121	250,939

	320,296	291,482	957,009	843,435

Operating income	40,090	30,566	123,553	87,391

Other income	245	(21)	876	856

Interest expense	6,162	6,768	19,623	16,906
Other expenses	304	309	965	694

Income before income taxes	33,869	23,468	103,841	70,647

Income taxes	6,208	4,607	20,138	15,306

Net income	$27,661	$18,861	$83,703	$55,341

Per common share:
Net income:
Basic	$.52	$.36	$1.58	$1.10
Diluted	.47	.35	1.47	1.06
Dividends	.140	.125	.405	.360

Average common shares outstanding:
Basic	53,605,631	51,868,493	53,108,604	50,188,177
Diluted	58,427,435	53,526,824	57,118,331	52,415,932

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$22,619	$35,360
Accounts receivable, less allowances (2007 - $5,322; 2006 - $3,589)	228,967	190,775
Inventories	216,601	198,960
Deferred income taxes	25,687	24,923
Prepaid expenses	16,765	11,196

Total current assets	510,639	461,214

Deferred income taxes	21,919	23,544

Property, plant and equipment	602,567	564,987
Less accumulated depreciation	(380,261)	(355,342)

	222,306	209,645

Goodwill	377,025	358,600
Other intangible assets, net	304,173	236,561
Other assets	52,181	46,887

Total assets	$1,488,243	$1,336,451

Liabilities and Stockholders’ Equity
Current liabilities
Notes and overdrafts payable	$10,834	$5,600
Accounts payable	180,623	141,345
Accrued liabilities	109,869	102,951
Long-term debt – current	51,844	45,164

Total current liabilities	353,170	295,060

Long-term debt	359,356	376,318
Accrued retirement benefits	113,290	114,757
Other liabilities	38,447	30,521
Commitments and Contingencies (Note 11)
Stockholders’ equity
Common stock - par value $0.01 per share
Authorized: 150,000,000 shares
Issued: Shares at par value (2007 – 54,162,491; 2006 – 52,639,594)	542	526
Additional paid-in capital	220,587	194,210
Treasury stock, at cost (2007 – 451,727 shares; 2006 – 230,741 shares)	(10,558)	(4,608)
Retained earnings	412,827	352,823
Accumulated other non-owner changes to equity	582	(23,156)

Total stockholders’ equity	623,980	519,795

Total liabilities and stockholders’ equity	$1,488,243	$1,336,451

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2007	2006
Operating activities:
Net income	$83,703	$55,341
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	36,395	30,704
Loss (gain) on disposition of property, plant and equipment	163	(423)
Non-cash stock-based compensation expense	5,688	6,175
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(31,603)	(21,496)
Inventories	(13,274)	(13,085)
Prepaid expenses	(4,231)	(3,141)
Accounts payable	9,388	10,645
Accrued liabilities	(1,161)	2,991
Deferred income taxes	4,251	3,092
Long-term retirement benefits	(1,709)	(1,846)
Other	(392)	847

Net cash provided by operating activities	87,218	69,804

Investing activities:
Proceeds from disposition of property, plant and equipment	1,069	2,939
Capital expenditures	(32,943)	(32,579)
Business acquisitions, net of cash acquired	(2,943)	(143,530)
Revenue sharing program payments	(45,775)	(35,400)
Other	(1,913)	(5,533)

Net cash used by investing activities	(82,505)	(214,103)

Financing activities:
Net change in other borrowings	4,057	(4,229)
Payments on long-term debt	(203,705)	(102,840)
Proceeds from the issuance of long-term debt	193,875	253,052
Proceeds from the issuance of common stock	10,352	23,140
Common stock repurchases	(54)	(690)
Dividends paid	(21,566)	(18,260)
Other	808	(1,235)

Net cash (used) provided by financing activities	(16,233)	148,938
Effect of exchange rate changes on cash flows	(1,221)	(601)

(Decrease) increase in cash and cash equivalents	(12,741)	4,038
Cash and cash equivalents at beginning of period	35,360	28,112

Cash and cash equivalents at end of period	$22,619	$32,150

Supplemental Disclosure of Cash Flow Information:

Non-cash financing and investing activities in 2007 and 2006 include the acquisition of $55,875 and $48,550, respectively, of intangible assets and the recognition of the corresponding liabilities in connection with the aftermarket revenue sharing programs (“RSPs”). In 2006, non-cash investing and financing activities included the issuance of $30,682 of common stock in connection with the acquisition of Heinz Hänggi GmbH, Stanztechnik.

See accompanying notes.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts included in the notes are stated in thousands except per share data.)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 2006 has been derived from the 2006 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

See Note 9 for discussion of the impact of the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.

In the third quarter of 2007, the Company realigned its reportable business segments by transferring the stock spring catalog and custom solutions business from Barnes Distribution to Barnes Industrial, whose Engineered Springs business manufactures many of the spring products sold by this business. Segment information was adjusted on a retrospective basis to reflect this change.

2. Net Income Per Common Share

For the purpose of computing diluted net income per share, the weighted-average number of shares outstanding was increased by 4,821,804 and 1,658,331 for the three-month periods ended September 30, 2007 and 2006, respectively, and 4,009,727 and 2,227,755 for the nine-month periods ended September 30, 2007 and 2006, respectively, to account for the potential dilutive effects of stock-based incentive plans and convertible senior subordinated notes.

The calculation of weighted-average diluted shares outstanding, excludes all anti-dilutive shares. As of September 30, 2007, there were 5,023,153 options for shares of common stock outstanding. During the three- and nine-month periods ended September 30, 2007, 4,932,053 and 4,842,408 options, respectively, were considered dilutive. As of September 30, 2006, there were 5,082,948 options for shares of common stock outstanding. During the three-and nine-month periods ended September 30, 2006, 4,043,792 and 5,000,594 options, respectively, were considered dilutive. There were no adjustments to net income for the purpose of computing income available to common stockholders for those periods.

The Company granted 677,150 stock options (667,650 after forfeitures) and 151,474 restricted stock unit awards in February, 2007 as part of its annual award grant. Of the 151,474 restricted stock unit awards, 70,500 vest upon satisfying established performance goals.

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

As discussed in Note 7, the convertible senior subordinated notes due in August, 2025 (the “3.75% Convertible Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of September 30, 2007 was approximately $21.01 per share of common stock. As of September 30, 2007, the Company’s market price per share exceeded the conversion price of the notes. Under the net share settlement method, there were 1,581,234 and 1,136,270 potential shares issuable under the notes that were considered dilutive for the three- and nine-month periods ended September 30, 2007, respectively.

As discussed in Note 7, in March, 2007, the Company sold $100,000 of convertible senior subordinated notes due March, 2027 (the “3.375% Convertible Notes”). These notes are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of September 30, 2007 was approximately $28.68 per share of common stock. As of September 30, 2007, the Company’s market price per share exceeded the conversion price of the notes. Under the net share settlement method, there were 308,347 and 194,540 potential shares issuable under these notes that were considered dilutive for the three- and nine-month periods ended September 30, 2007, respectively.

3. Acquisitions

During 2006, the Company acquired three businesses, Heinz Hänggi GmbH, Stanztechnik (“Hänggi”), the KENT division of Premier Farnell (“KENT”) and the Nitropush product line of Orflam Industries of France (“Nitropush”). The following table reflects the unaudited pro forma operating results of the Company for the three months and nine months ended September 30, 2006, which give effect to the acquisitions as if they had occurred on January 1, 2006. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred if the acquisitions had been effective January 1, 2006 nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company, Hänggi, KENT and Nitropush adjusted for certain items including depreciation and amortization expense associated with the assets acquired and the Company’s financing arrangements. The pro forma information does not include the effects of any synergies or cost reduction initiatives related to the acquisitions.

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Net sales	$327,960	$990,437
Income before income taxes	24,510	77,191
Net income	19,718	60,066
Net income per common share:
Basic	$.38	$1.18
Diluted	.37	1.13

4. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from the investments by, and distributions to, stockholders. For the Company, comprehensive income for the period includes net income and other non-owner changes to equity, net of taxes.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$27,661	$18,861	$83,703	$55,341
Unrealized gains (losses) on hedging activities	878	(76)	759	39
Foreign currency translation adjustments	15,950	2,765	20,118	12,311
Defined benefit pension and other postretirement plans	1,439	—	2,861	—

Comprehensive income	$45,928	$21,550	$107,441	$67,691

Defined benefit pension and other postretirement plans reflects the amortization of prior service costs and recognized losses related to such plans during the periods as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” in the fourth quarter of 2006.

5. Inventories

The components of inventories were:

	September 30, 2007	December 31, 2006
Finished goods	$132,146	$123,460
Work-in-process	47,630	42,898
Raw materials and supplies	36,825	32,602

	$216,601	$198,960

6. Goodwill and Other Intangible Assets

Goodwill:

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company for the period ended September 30, 2007:

	Barnes Aerospace	Barnes Distribution	Barnes Industrial	Total Company
		As adjusted	As adjusted
January 1, 2007	$30,786	$148,408	$179,406	$358,600
Goodwill acquired, net of adjustments	—	6,512	(951)	5,561
Foreign currency translation	—	5,445	7,419	12,864

September 30, 2007	$30,786	$160,365	$185,874	$377,025

The purchase price allocation of the KENT acquisition was finalized during the third quarter of 2007. Goodwill recorded at Barnes Distribution related to KENT increased by $3,799 in 2007 primarily as a result of the recognition of assumed liabilities related to the KENT acquisition. Additionally, during 2007, goodwill recorded at Barnes Distribution was increased as a result of the contingent purchase price adjustments of £1.3 million ($2,713 U.S. Dollars) for the occurrence of certain events and the achievement of certain performance targets related to the 2005 Toolcom acquisition.

The purchase price allocation of the Hänggi acquisition was finalized during the second quarter of 2007. The changes in goodwill recorded at Barnes Industrial, formerly known as Associated Spring, resulted primarily from adjustments to the valuation of certain assets and liabilities related to the 2006 acquisition of Hänggi.

Other Intangible Assets:

Other intangible assets consisted of:

		September 30, 2007		December 31, 2006
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs	Up to 30	$264,700	$(9,929)	$190,200	$(5,359)
Customer lists/relationships	10	28,578	(8,350)	28,333	(6,160)
Patents, trademarks/trade names	5-30	25,197	(5,872)	24,974	(4,247)
Other	Up to 15	8,262	(2,003)	8,262	(1,576)

		326,737	(26,154)	251,769	(17,342)
Foreign currency translation		3,590	—	2,134	—

Other intangible assets		$330,327	$(26,154)	$253,903	$(17,342)

Amortization of intangible assets is expected to increase from approximately $11,200 in 2007 to $14,400 in 2011.

During the first half of 2007, the Company entered into additional aftermarket RSP agreements with a major aerospace customer, General Electric Company (“General Electric”), under which the Company is the sole supplier of certain aftermarket parts to this customer. As consideration for these agreements, the Company agreed to pay participation fees of $74,500 of which $18,625 has been paid, $27,375 will be paid in the fourth quarter of 2007 and $28,500 will be paid during the first quarter of 2008.

7. Debt

In March, 2007, the Company sold $100,000 of convertible senior subordinated notes due 2027 bearing interest at a fixed rate of 3.375%. The net proceeds from the offering were used to repay outstanding indebtedness under the Company’s revolving credit facility. The 3.375% Convertible Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company. These notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. These notes may be converted under certain circumstances, into a combination of cash and common stock of the Company at a conversion value equal to 34.8646 shares per note, equivalent to a conversion price of approximately $28.68 per share of common stock as of September 30, 2007. The first $1 of the conversion value of each note would be paid in cash and the additional conversion value, if any, would be paid in cash or common stock, at the option of the Company.

The 3.75% Convertible Notes and the 3.375% Convertible Notes are eligible for conversion upon meeting certain conditions as provided in the respective indenture agreements. From July 1, 2007 until September 30, 2007, the 3.75% Convertible Notes were eligible for conversion; however, during this period, none of the notes were converted. The Company amortizes deferred debt issuance costs over the stated term of the debt. Accordingly, the Company did not accelerate the amortization of the unamortized deferred debt issuance costs when the notes became eligible for conversion. The 3.75% Convertible Notes are eligible for conversion from October 1, 2007 until December 31, 2007. The Company continued to classify the 3.75% Convertible Notes as non-current as the Company has both the intent and ability, through its revolving credit facility, to refinance these notes on a long-term basis. The 3.375% Convertible Notes were not eligible for conversion during the third quarter of 2007 and are not eligible for conversion in the fourth quarter of 2007.

On September 19, 2007, the Company entered into a fourth amended and restated revolving credit agreement (the “Amended Credit Agreement”) with certain participating banks and financial institutions. The Amended Credit Agreement extended the maturity date of the facility to September 2012; increased the borrowing capacity of Barnes Group Switzerland GmbH to 100% of the credit line; decreased the interest rate to LIBOR plus a spread ranging from 0.30% to 1.15%, depending on the Company’s debt ratio at the time of the borrowing; and amended various financial and restrictive covenants, including the removal of the Consolidated Net Worth covenant. The available bank credit of $400,000 and other provisions of the revolving credit agreement remained unchanged.

As of September 30, 2007, $93,775 was borrowed under the Company’s $400,000 borrowing facility. The Company’s borrowing capacity is limited by various debt covenants in the Company’s debt agreements. The most restrictive covenant required the Company to maintain a ratio of Consolidated Total Debt to EBITDA, as defined in the Amended Credit Agreement, of not more than 4.00 times at September 30, 2007, decreasing to 3.75 times for fiscal quarters ending after September 30, 2009. The actual ratio at September 30, 2007 was 2.11 times and would have allowed additional borrowings in excess of the Company’s currently unused credit lines of $306,225.

8. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
Pensions	2007	2006	2007	2006
Service cost	$2,185	$1,197	$6,233	$7,463
Interest cost	5,533	4,584	16,312	15,081
Expected return on plan assets	(7,808)	(6,924)	(23,094)	(22,481)
Amortization of transition assets	—	—	—	(1)
Amortization of prior service cost	373	468	1,115	1,261
Recognized losses	713	639	1,792	1,760
Settlement loss	—	376	—	376
Curtailment gain	—	(33)	(84)	(33)
Special termination benefits	—	12	—	38

Net periodic benefit cost	$996	$319	$2,274	$3,464

	Three months ended September 30,		Nine months ended September 30,
Other Postretirement Benefits	2007	2006	2007	2006
Service cost	$257	$323	$815	$1,410
Interest cost	1,035	1,118	3,300	3,290
Amortization of prior service cost	270	422	862	873
Recognized losses	166	216	530	690

Net periodic benefit cost	$1,728	$2,079	$5,507	$6,263

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

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by various taxing authorities, including the Internal Revenue Service in the U.S. (the “IRS”) and the taxing authorities in other major jurisdictions such as Brazil, Canada, France, Germany, Mexico, Singapore, Sweden, Switzerland and the United Kingdom. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

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

A recently enacted change to tax laws in Mexico is expected to have a one-time adverse impact of no greater than $3,300 on income tax expense in the fourth quarter of 2007 due to the adjustment of deferred tax assets.

10. Information on Business Segments

The following table sets forth information about the Company’s operations by its three reportable business segments:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		As adjusted		As adjusted
Net sales
Barnes Aerospace	$103,157	$77,185	$286,767	$218,048
Barnes Distribution	131,988	123,800	409,258	349,333
Barnes Industrial	125,615	121,315	385,524	364,086
Intersegment sales	(374)	(252)	(987)	(641)

Total net sales	$360,386	$322,048	$1,080,562	$930,826

Operating profit
Barnes Aerospace	$20,686	$11,326	$56,110	$30,494
Barnes Distribution	2,685	6,028	12,566	17,358
Barnes Industrial	16,803	13,216	55,016	39,553

Total operating profit	40,174	30,570	123,692	87,405
Interest income	229	230	668	792
Interest expense	(6,162)	(6,768)	(19,623)	(16,906)
Other income (expense), net	(372)	(564)	(896)	(644)

Total income before income taxes	$33,869	$23,468	$103,841	$70,647

The aftermarket RSP agreements entered into in 2007 added $74,500 of intangible assets to the Barnes Aerospace segment assets.

See Note 1 for discussion of the Company’s realignment of its reportable business segments in the third quarter of 2007.

11. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not significant as of September 30, 2007.

Contingent Payments

In connection with the Toolcom Supplies Ltd. acquisition in August, 2005, approximately £2.2 million of the purchase price were payable within two years of the closing date, contingent upon the occurrence of certain events or the achievement of certain performance targets. In 2006, £0.9 million (approximately $1,700) were earned and paid. In 2007, £0.8 million (approximately $1,600) were earned and paid in the second quarter and £0.5 million (approximately $1,100) were earned and paid in the third quarter. As of September 30, 2007, there were no remaining contingent payments related to the Toolcom Supplies Ltd. acquisition.

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

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month and nine-month periods ended September 30, 2007 and 2006, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 2, 2007 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. PricewaterhouseCoopers LLP has not carried out any significant or additional tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of September 30, 2007 and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2007 and 2006 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. This interim financial information is the responsibility of the Company’s management.

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

As discussed in Note 9 to the consolidated financial information, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, effective January 1, 2007.

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
November 2, 2007

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

As discussed in Note 1 of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, in the third quarter of 2007 the Company realigned its reportable business segments by transferring the stock spring catalog and custom solutions business from Barnes Distribution to Barnes Industrial, whose Engineered Springs business manufactures many of the spring products sold by this business. All previously reported segment information was adjusted on a retrospective basis to reflect this change.

Third Quarter 2007 Highlights

In the third quarter of 2007, the Company reported sales of $360.4 million, an increase of 11.9% over 2006, driven by a combination of organic growth, primarily in Barnes Aerospace, and incremental sales from recent acquisitions. Operating income improved 31.2% as a result of profitable sales growth and operational improvements.

The Company entered into an Amended and Restated Credit Agreement in September 2007 which, among other things, extended the maturity date of the facility through September 2012, increased the borrowing capacity of Barnes Group Switzerland GmbH to 100% and decreased the interest rate.

Management continued the Project Catalyst initiative to accelerate the pace of improvement within Barnes Distribution. Project Catalyst consists of four initiatives: global product sourcing, logistics and network optimization, sales and margin improvement, and European market development, including the KENT integration.

RESULTS OF OPERATIONS

Sales

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2007	2006	Change		2007	2006	Change
		As adjusted				As adjusted
Barnes Aerospace	$103.2	$77.2	$26.0	33.6%	$286.8	$218.0	$68.8	31.5%
Barnes Distribution	132.0	123.8	8.2	6.6%	409.3	349.3	60.0	17.2%
Barnes Industrial	125.6	121.3	4.3	3.5%	385.5	364.1	21.4	5.9%
Intersegment sales	(0.4)	(0.3)	(0.1)	(48.2)%	(1.0)	(0.6)	(0.4)	(54.1)%

Total	$360.4	$322.0	$38.4	11.9%	$1,080.6	$930.8	$149.8	16.1%

The Company reported net sales of $360.4 million in the third quarter of 2007, an increase of $38.4 million or 11.9%, over the third quarter of 2006. The sales increase reflected $25.4 million of organic sales growth primarily at Barnes Aerospace, including sales from the aftermarket RSPs. Additionally, the 2006 acquisition of KENT contributed $6.8 million of incremental sales to the Barnes Distribution segment. Foreign currency translation favorably impacted sales by $6.2 million in 2007 as foreign currencies strengthened against the U.S. Dollar, primarily in Europe.

Sales for the nine-month period ended September 30, 2007 were $1,080.6 million, an increase of $149.8 million, or 16.1%, over the 2006 period, driven by $70.7 million of organic sales growth and $64.6 million from acquisitions. KENT added $51.7 million of incremental sales to the Barnes Distribution segment while the Hänggi acquisition contributed $12.9 million of incremental sales to the Barnes Industrial segment. Foreign currency translation favorably impacted sales by $14.5 million in 2007 as foreign currencies strengthened against the U.S. Dollar, primarily in Europe.

Expenses and Operating Income

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2007	2006	Change		2007	2006	Change
Cost of sales	$226.1	$203.5	$22.6	11.1%	$666.9	$592.5	$74.4	12.6%
% of sales	62.7%	63.2%			61.7%	63.7%

Gross profit	134.2	118.6	15.6	13.2%	413.7	338.3	75.4	22.3%
% of sales	37.3%	36.8%			38.3%	36.3%

Selling and administrative expenses	94.2	88.0	6.2	7.0%	290.1	250.9	39.2	15.6%
% of sales	26.1%	27.3%			26.9%	26.9%

Operating income	40.1	30.6	9.5	31.2%	123.6	87.4	36.2	41.4%
% of sales	11.1%	9.5%			11.4%	9.4%

Operating income was $40.1 million in the third quarter of 2007, an increase of 31.2% over the same period in 2006. For the year-to-date period, operating income improved to $123.6 million, a 41.4% increase. Barnes Aerospace and Barnes Industrial were the primary contributors to the increase in operating income in both periods. Operating income margin for the quarter improved to 11.1% from 9.5% a year ago and on a year-to-date basis to 11.4% in 2007 from 9.4% in 2006.

Cost of sales increased 11.1% in the third quarter of 2007 compared with the same period in 2006 primarily as a result of the higher sales levels. The increase in cost of sales was lower than the 11.9% increase in sales resulting in a 0.5 percentage point improvement in gross margin. Gross profit margins improved at Barnes Aerospace, driven primarily by increased sales both in the higher margin aftermarket RSPs and in the manufacturing business, and at Barnes Industrial, driven primarily by the higher margin Hänggi sales, higher selling prices and operational efficiencies. Barnes Distribution’s gross margin was lower than the prior year, mainly as a result of the costs of activities associated with Project Catalyst.

Selling and administrative expenses increased 7.0% in the third quarter of 2007 compared to the same period in 2006. As a percentage of sales, selling and administrative expenses decreased from 27.3% in the third quarter of 2006 to 26.1% in the same period of 2007. This decrease was due primarily to increased OEM and aftermarket RSP sales at Barnes Aerospace which have lower selling and administrative expense components, offset in part by higher selling and administrative expenses as a percentage of sales at Barnes Distribution, which included costs related to Project Catalyst.

Other Income/Expense

Other expenses, net of other income, decreased $0.3 million in the third quarter of 2007 compared to the same period of 2006, primarily as result of lower foreign exchange losses. Interest expense decreased $0.6 million in the third quarter of 2007, driven by a shift from higher variable-rate debt in 2006 to lower fixed-rate debt in 2007 primarily as a result of the sale of the 3.375% Convertible Notes issued in the first quarter of 2007.

Income Taxes

The Company’s effective tax rate for the first nine months of 2007 was 19.4%, which resulted in an effective tax rate for the third quarter of 2007 of 18.3%, compared with 21.7% in the first nine months of 2006 and 20.8% for the full year 2006. Changes in the Company’s tax rate are largely dependent on the mix between domestic and international earnings. The decrease in the effective tax rate from 2006 was primarily driven by lower Barnes Distribution earnings in North America and additional earnings from the Revenue Sharing Programs in Singapore, a lower-taxing jurisdiction.

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

A recently enacted change to tax laws in Mexico is expected to have a one-time adverse impact of no greater than $3.3 million on income tax expense in the fourth quarter of 2007 due to the adjustment of deferred tax assets.

Net Income and Net Income per Share

	Three months ended September 30,				Nine months ended September 30,
(in millions, except per share data)	2007	2006	Change		2007	2006	Change
Net income	$27.7	$18.9	$8.8	46.7%	$83.7	$55.3	$28.4	51.2%
Net income per share:
Basic	$.52	$.36	$.16	44.4%	$1.58	$1.10	$.48	43.6%
Diluted	.47	.35	.12	34.3%	1.47	1.06	.41	38.7%
Average common shares outstanding:
Basic	53.6	51.9	1.7	3.3%	53.1	50.2	2.9	5.8%
Diluted	58.4	53.5	4.9	9.2%	57.1	52.4	4.7	9.0%

Basic and diluted net income per share increased 44.4% and 34.3%, respectively, in the third quarter of 2007 as compared to 2006. The increase in basic and diluted average shares outstanding reduced the percentage increase in net income per share as compared to the percentage increase in net income. Basic average shares outstanding increased primarily as a result of shares issued for employee stock plans and, in addition for the nine-month period, due to the 1,628,676 shares of common stock issued in the second quarter of 2006 for the Hänggi acquisition. Diluted average shares outstanding increased period over period as a result of the increase in basic average shares outstanding as well as the increase in the dilutive effect of potentially issuable shares under the employee stock plans and the convertible notes. This dilutive effect was in large part driven by the increase in the Company’s stock price.

Financial Performance by Business Segment

Barnes Aerospace

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2007	2006	Change		2007	2006	Change
Sales	$103.2	$77.2	$26.0	33.6%	$286.8	$218.0	$68.8	31.5%
Operating profit	20.7	11.3	9.4	82.6%	56.1	30.5	25.6	84.0%
Operating margin	20.1%	14.7%			19.6%	14.0%

Barnes Aerospace reported sales of $103.2 million in the third quarter of 2007, an increase of 33.6% over the third quarter of 2006, and $286.8 million for the first nine months of 2007, a 31.5% increase over the comparable 2006 period. The third quarter sales increase reflects growth of 36.3% in aftermarket sales due primarily to growth in RSP sales of 88.5% to $15.5 million, due in part to additional RSPs, and an increase of 11.2% in overhaul and repair sales to $19.1 million. Manufacturing sales increased 32.4% for the quarter on the strength of the backlog of the manufacturing business. The order backlog at Barnes Aerospace at the end of the third quarter of 2007 was $469.9 million, up from $403.0 million at December 31, 2006. Approximately 60% of the backlog at September 30, 2007 is expected to be shipped within the next 12 months. The year-to-date sales increase reflects growth of 43.4% in aftermarket sales due primarily to growth in RSP sales of 74.6% to $38.3 million, due in part to additional RSPs, and a 27.7% increase in overhaul and repair sales to $55.8 million. Manufacturing sales increased 26.4% for the year-to-date period on the strength of the backlog from the manufacturing business.

Barnes Aerospace’s third quarter 2007 operating profit was $20.7 million, an increase of 82.6% from the 2006 third quarter. For the year-to-date period, operating profit in 2007 increased 84.0% to $56.1 million from the comparable 2006 period. Operating profit was positively impacted by the profit contribution from the highly profitable aftermarket RSPs as well as the higher sales volume increases in both the overhaul and repair, and manufacturing businesses.

Outlook: Sales in the commercial manufacturing business are expected to grow based on the strong commercial engine order backlog and Barnes Aerospace’s participation in certain strategic engine programs. Management expects continued aftermarket sales growth based on the strength of the aftermarket maintenance, repair and overhaul (“MRO”) business reflecting industry fundamentals and strategic maintenance and repair contracts. Continued sales growth is also expected in the spare parts business primarily as a result of incremental sales from the two RSPs signed in the first half of 2007. Management is focused on meeting increased demand by transferring production to Singapore, through operational improvements and adding capacity domestically, including a new Ogden, Utah facility, which is expected to be operational in the second half of 2008. Operating profits are expected to continue to be positively impacted by the aftermarket RSPs and contributions from the sales volume increases in the MRO and manufacturing businesses. As part of the aftermarket RSP programs, the management fees payable to its customer increase generally in the fourth or later years of each program. These and other similar fees have been and will be deducted from sales and will result in a tempering of aftermarket RSP sales growth and operating margins. Such additional fees were incurred for the first time under the first RSP agreement in 2007. The capacity expansion project in Ogden is expected to negatively impact operating profits by approximately $0.6 million in the fourth quarter of 2007.

Barnes Distribution

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2007	2006	Change		2007	2006	Change
		As adjusted				As adjusted
Sales	$132.0	$123.8	$8.2	6.6%	$409.3	$349.3	$60.0	17.2%
Operating profit	2.7	6.0	(3.3)	(55.5)%	12.6	17.4	(4.8)	(27.6)%
Operating margin	2.0%	4.9%			3.1%	5.0%

Barnes Distribution reported sales of $132.0 million in the third quarter of 2007, a 6.6% increase over the third quarter of 2006 as a result of $6.8 million of incremental sales from the 2006 acquisition of KENT. Organic sales decreased $1.3 million primarily as a result of softness in Barnes Distribution’s North American markets and as a result of the short-term effects of implementing certain Project Catalyst initiatives. Partially offsetting this decline is the positive impact of price increases and continued growth in corporate and Tier II accounts. Foreign currency translation favorably impacted sales by approximately $2.7 million in the third quarter of 2007 as foreign currencies strengthened against the U.S. Dollar, primarily in Europe and Canada. Sales were $409.3 million in the first nine months of 2007, a 17.2% increase over the comparable 2006 period primarily as a result of the KENT acquisition in July 2006.

Barnes Distribution’s operating profit for the third quarter of 2007 decreased $3.3 million, or 55.5%, and operating profit in the first nine months of 2007 decreased 27.6%. The three- and nine-month periods ended September 30, 2007 included costs of approximately $1.5 million and $4.4 million, respectively, related to Project Catalyst, primarily from the KENT integration. Additionally, operating profit was negatively impacted by an increase in field compensation as a result of an investment in a larger fixed cost sales force as compared to the 2006 period. These costs were partially offset through higher selling prices and by lower incentive compensation as compared to the 2006 period.

Outlook: Sales are expected to continue to be impacted by the health of certain markets in which Barnes Distribution operates, primarily in North America, competitive pressures and Project Catalyst activities. Management, through its Project Catalyst initiatives, is focused on growing profitable organic sales and accelerating the pace of improvement within Barnes Distribution to achieve significant operating margin improvements in 2008. Strategic actions focused on expanded global product sourcing, logistics and network optimization and profitable sales growth are expected to positively impact operating profit in 2008. In addition, as part of Project Catalyst, management expects to substantially complete the KENT integration during 2007 and to benefit from synergistic cost savings beginning in 2008. Costs associated with Project Catalyst, including the KENT integration, will negatively impact near-term operating profits, including approximately $3.3 million in the fourth quarter of 2007.

Barnes Industrial

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2007	2006	Change		2007	2006	Change
		As adjusted				As adjusted
Sales	$125.6	$121.3	$4.3	3.5%	$385.5	$364.1	$21.4	5.9%
Operating profit	16.8	13.2	3.6	27.1%	55.0	39.6	15.4	39.1%
Operating margin	13.4%	10.9%			14.3%	10.9%

Sales at Barnes Industrial for the third quarter of 2007 were $125.6 million, a 3.5% increase from the third quarter of 2006. The increase in 2007 resulted primarily from the favorable impact on sales of foreign currency translation of approximately $3.5 million in the third quarter of 2007 as foreign currencies strengthened against the U.S. Dollar, primarily in Europe. Additionally, Barnes Industrial recorded slight organic sales growth in the third quarter of 2007 as a result of increased sales in the retention rings and nitrogen gas products businesses as compared to the 2006 period offset by lower sales in the precision valve business. On a year-to-date basis, sales at Barnes Industrial were $385.5 million, a 5.9% increase from 2006. The increase in this period was primarily a result of the Hänggi acquisition which contributed $12.9 million of incremental sales in 2007 and the favorable impact on sales of foreign currency translation of approximately $9.0 million.

Barnes Industrial’s third quarter 2007 operating profit was $16.8 million, a 27.1% improvement from the comparable 2006 period. The higher operating profit resulted primarily from increased sales mainly in the retention rings and nitrogen gas products businesses and higher profits from Hänggi. Additionally, the 2006 period included $0.6 million of reorganization costs related to a plant closure and costs for the transfer of certain production to lower-cost facilities. On a year-to-date basis, operating profit increased 39.1% to $55.0 million primarily as a result of the incremental operating profit from the Hänggi acquisition and profit improvements in the Engineered Springs business.

Outlook: Management expects modest sales growth into 2008 as a result of improvements in certain industrial end markets which primarily impact its nitrogen gas, retention rings and precision forming businesses. However, management expects sales in the Engineered Springs and precision valve businesses to be impacted by softness in the transportation and compressor markets, respectively. The integration of the stock spring catalog and custom solutions business into the Engineered Springs business is expected to positively impact operating results as management leverages the benefits of the third quarter 2007 realignment to Barnes Industrial. Management continues to focus on improving profitability through sales growth, and productivity and process improvement initiatives and is considering product rationalization and realignment activities within Barnes Industrial. The potential 2007 charges associated with these actions are currently estimated at approximately $3.0 million to $3.5 million on a pre-tax basis.

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

Cash Flow

	Nine months ended September 30,
(in millions)	2007	2006	Change
Operating activities	$87.2	$69.8	$17.4
Investing activities	(82.5)	(214.1)	131.6
Financing activities	(16.2)	148.9	(165.1)
Exchange rate effect	(1.2)	(0.6)	(0.6)

(Decrease) increase in cash	$(12.7)	$4.0	$(16.7)

Operating activities provided $87.2 million in cash in the first nine months of 2007 compared to $69.8 million in the first nine months of 2006. Compared to the 2006 period, operating cash flows in the 2007 period were positively impacted by the improved operating performance, offset in part by a higher investment in working capital.

Cash used by investing activities in the first nine months of 2007 was $82.5 million compared to $214.1 million in the comparable 2006 period. In 2006, $96.1 million and $45.2 million of cash were used for the Hänggi and KENT acquisitions, respectively. Capital expenditures in 2007 were $32.9 million compared to $32.6 million in 2006 and are expected to be in the $45 - $50 million range for the full year 2007. In addition, the Company made participation fee payments related to the aftermarket RSPs of $45.8 million in 2007 as compared to $35.4 million for the same period in 2006. As of September 30, 2007, the Company had a $55.9 million liability payable in 2007 and 2008 for participation fees under the aftermarket RSPs which is included in accounts payable.

Cash from financing activities in the first nine months of 2007 included a net decrease in borrowings of $5.8 million compared to an increase of $146.0 million in the comparable 2006 period. Proceeds in the 2006 period were used primarily to fund the acquisitions of Hänggi and KENT and to repay borrowings from The Development Bank of Singapore which became due in June 2006. The 2007 net decrease in borrowings includes the sale of $100.0 million of convertible subordinated debt, the proceeds of which were used to pay down borrowings under the revolving credit facility. Proceeds from the issuance of common stock decreased $12.8 million primarily from lower stock option exercises in the 2007 period. Total cash used to pay dividends increased in the first nine months of 2007 by $3.3 million over the comparable 2006 period, to $21.6 million due to an increase in the quarterly cash dividend per share and in the number of shares outstanding. Other financing activities in 2007 included $3.6 million of fees related to the issuance of the 3.75% Convertible Notes, offset by $4.9 million of excess tax benefits related to stock options exercised.

At September 30, 2007, the Company held $22.6 million in cash and cash equivalents, which are primarily held outside of the U.S. Management continues to focus on lowering the cash balance to an optimal level by taking full advantage of the international financing structure that was completed in 2006.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At September 30, 2007, $93.8 million was borrowed at an interest rate of 6.05% under the Company’s $400.0 million borrowing facility which matures in September 2012. The Company had $7.1 million of borrowings under uncommitted short-term bank credit lines at September 30, 2007. As a result of the completion of the $100.0 million 3.75% Convertible Notes debt offering, approximately 74% of the Company’s total borrowings at September 30, 2007 are fixed rate debt.

Borrowing capacity is limited by various debt covenants in the Company’s debt agreements. The most restrictive borrowing covenant requires the Company to maintain a ratio of Consolidated Total Debt to EBITDA, as defined in the revolving credit agreement, of not more than 4.00 times at September 30, 2007. The ratio requirement will decrease to 3.75 times for any fiscal quarter ending after September 30, 2009. The actual ratio at September 30, 2007 was 2.11 times and would have allowed additional borrowings in excess of the Company’s currently unused credit lines of $306.2 million.

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

EBITDA

Earnings before interest expense, income taxes, and depreciation and amortization (“EBITDA”) for the first nine months of 2007 were $159.8 million compared to $118.2 million in the first nine months of 2006. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company’s operating performance. The Company’s definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company’s net income (in millions):

	Nine months ended September 30,
	2007	2006
Net income	$83.7	$55.3
Add back:
Interest expense	19.6	16.9
Income taxes	20.1	15.3
Depreciation and amortization	36.4	30.7

EBITDA	$159.8	$118.2

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

There has been no significant change in the Company’s exposure to market risk during the first nine months of 2007 other than the following change related to the Company’s foreign currency net investment exposure. In April, 2007, the Company entered into a series of forward currency contracts to hedge a portion of its foreign currency net investment exposure in Barnes Distribution Canada for the purpose of mitigating exposure to foreign currency volatility on its future return on capital. The Company did not previously hedge any of its foreign currency net investment exposure. For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

As part of the ongoing integration of KENT, the Company is continuing to incorporate the KENT operations into the Company’s controls and procedures.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1-31, 2007	—		$—	—	559,342
August 1-31, 2007	30,555		$29.72	1,725	557,617
September 1-30, 2007	848		$31.42	—	557,617

Total	31,403	(1)	$29.77	1,725

(1)

Other than 1,725 shares purchased in the third quarter of 2007 which were purchased as part of the Company’s publicly announced plans, all acquisitions of equity securities during the third quarter of 2007 were the result of the operation of the terms of the Company’s stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

(2)	The program was publicly announced on April 12, 2001 authorizing repurchase of up to 1.0 million shares of its common stock.

Item 6.	Exhibits

(a) Exhibits

Exhibit 4.1	(i) Fourth Amended and Restated Revolving Credit Agreement, dated September 19, 2007.

(ii) Guaranty of the Company, dated as of September 19, 2007.

Exhibit 15	Letter regarding unaudited interim financial information.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date: November 2, 2007	/s/ WILLIAM C. DENNINGER
William C. Denninger Senior Vice President, Finance Chief Financial Officer (the principal Financial Officer)

Date: November 2, 2007	/s/ FRANCIS C. BOYLE, JR.
Francis C. Boyle, Jr. Vice President, Controller (the principal Accounting Officer)

EXHIBIT INDEX

Barnes Group Inc.

Quarterly Report on Form 10-Q

For Quarter ended September 30, 2007

Exhibit No.	Description	Reference
4.1	(i) Fourth Amended and Restated Revolving Credit Agreement, dated September 19, 2007.	Filed with this report.

	(ii) Guaranty of the Company, dated September 19, 2007	Filed with this report.

15	Letter regarding unaudited interim financial information.	Filed with this report.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.