Form 10-K
period 2007-12-31
BARNES GROUP INC
filed 2008-02-25
CIK 9984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the close of business on June 30, 2007 was approximately $1,556,111,969, based on the closing price of the Common Stock on the New York Stock Exchange on that date. The registrant does not have any non-voting common equity.

The registrant had outstanding 54,145,766 shares of common stock as of February 20, 2008.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 8, 2008 are incorporated by reference into Part III.

Barnes Group Inc.

Index to Form 10-K

Year Ended December 31, 2007

PART I

Item 1. Business

BARNES GROUP INC.(1)

Barnes Group Inc. is an international aerospace and industrial components manufacturer and full service distributor serving a wide range of end markets and customers. The products and services provided by Barnes Group are critical components for far-reaching applications that provide transportation, communication, manufacturing and technology to the world. These vital needs are met by our skilled workforce, a critical component of Barnes Group. Founded in 1857 and headquartered in Bristol, Connecticut, Barnes Group was organized as a Delaware corporation in 1925. We have paid cash dividends to stockholders on a continuous basis since 1934. As of December 31, 2007, we had 6,523 employees at over 70 locations worldwide. We have three operating segments:

Barnes Aerospace, a specialized manufacturer and repairer of highly engineered components and assemblies for commercial and military aviation;

Barnes Distribution, an international, full-service vendor managed inventory (“VMI”) distributor of industrial maintenance, repair, operating and production (“MROP”) parts and supplies; and

Barnes Industrial, a global manufacturer of precision components for critical applications and one of the world’s largest manufacturers of precision mechanical and nitrogen gas products.

BARNES AEROSPACE

Barnes Aerospace produces precision-machined and fabricated components and assemblies for original equipment manufacturer (“OEM”) turbine engine, airframe and industrial gas turbine builders throughout the world, and the military. Barnes Aerospace also provides jet engine component overhaul and repair services for many of the world’s major turbine engine manufacturers, commercial airlines and the military. Barnes Aerospace participates in aftermarket Revenue Sharing Programs (“RSPs”) each of which is with General Electric Company (“General Electric”) and under which Barnes Aerospace receives the exclusive right to supply designated aftermarket parts for the life of the related aircraft engine program. Barnes Aerospace products and services are sold primarily through its sales force. Sales to General Electric by Barnes Aerospace accounted for approximately 64% of its sales in 2007.

Barnes Aerospace’s machining and fabrication operations, with facilities in Arizona, Connecticut, Michigan, Ohio, Utah and Singapore, produce critical engine and airframe components through technically advanced processes such as creep-feed grinding, multi-axis milling and turning, and electrical discharge machining. Barnes Aerospace also specializes in hot and cold forming of complex parts made from difficult-to-process materials such as titanium, cobalt, inconel and other aerospace alloys. Additional capabilities include superplastic forming and diffusion bonding, machining of high temperature superalloys and various automated and manual welding processes. Customers include airframe and gas turbine engine manufacturers for commercial and military jets, business jets, and land-based industrial gas turbines. Barnes Aerospace has long-standing customer relationships which enable it to participate in the design phase of components and assemblies through which customers are provided with manufacturing research, testing and evaluation.

Barnes Aerospace’s manufacturing business competes with both the leading jet engine OEMs and a large number of machining and fabrication companies. Competition is based mainly on quality, engineering and technical capability, product breadth, service and price.

(1)

As used in this annual report, “Company,” “Barnes Group,” “we” and “ours” refer to the registrant and its consolidated subsidiaries except where the context requires otherwise, and “Barnes Aerospace,” “Barnes Distribution,” and “Barnes Industrial,” refer to the registrant’s businesses, but not to separate corporate entities.

Barnes Aerospace’s aftermarket facilities, located in Connecticut, Ohio and Singapore, specialize in the refurbishment of select jet engine components such as cases, rotating air seals, shrouds and honeycomb air seals. Processes performed at these facilities include electron beam welding, laser welding, plasma coating, vacuum brazing and water jet cleaning. Customers include airlines and engine overhaul businesses throughout the world and the military.

Competition for the repair and overhaul of turbine engine components comes from three principal sources: OEMs, major commercial airlines and other independent service companies. Some major commercial airlines own and operate their own service centers and sell repair and overhaul services to other aircraft operators. OEMs also maintain service centers that provide repair and overhaul services for the components that they manufacture. Other independent service organizations also compete for the repair and overhaul business of users of aircraft components. Turnaround time, technical capability, price, quality and overall customer service are important competitive factors.

BARNES DISTRIBUTION

Barnes Distribution is an industry leader in vendor managed inventory for maintenance, repair, operating and production supplies. Since 1927, it has grown to be one of the largest value-added MROP distributors in North America, providing a wide variety of high-volume replacement parts and other products as well as inventory management and logistic services to a diversified customer base. Barnes Distribution also distributes products in more than 40 countries supported by distribution or sales centers in the United States, Belgium, Canada, Denmark, France, Germany, Holland, Italy, Spain and the United Kingdom.

Barnes Distribution distributes approximately 95,000 stocked replacement parts and other products and has developed or acquired quality brand names such as Bowman®, Curtis®, Kar® Products, Mechanics Choice®, Autoliaisons, Motalink, and KENT. These parts and products include fasteners, electrical supplies, hydraulic components, chemicals and security products. The products sold by Barnes Distribution are obtained from outside suppliers.

Barnes Distribution faces active competition. The products sold by Barnes Distribution are not unique, and its competitors carry substantially similar products. Barnes Distribution competes based on service alternatives, timeliness and reliability of supply, price, and product breadth and quality. In addition, Barnes Distribution positions itself as a partner in the operations of its customers and helps them increase their profitability by working with them to provide supply management solutions based on its VMI model.

Barnes Distribution offers an array of service options, built around a VMI business model, which are designed to improve the productivity of its customers while substantially reducing procurement and transaction costs. Barnes Distribution has a well-diversified customer base ranging from small repair shops to the largest railroads, utilities, food processors, chemical producers, and vehicle fleet operators. Barnes Distribution’s products are sold through its technically trained direct sales force of over 1,700 employees and through its distributors.

BARNES INDUSTRIAL

Barnes Industrial is a global provider of precision components for critical applications; it is the largest manufacturer and supplier of precision mechanical springs, compressor reed valves, and nitrogen gas products based in North America and among the world’s largest manufacturers of precision mechanical products and nitrogen gas products. Barnes Industrial manufactures high-precision punched and fine-blanked components used in transportation and industrial applications, nitrogen gas springs and manifold systems used to precisely control stamping presses; retention rings that position parts on a shaft or other axis; reed valves that are critical custom-engineered components used in compressors; injection-molded plastic-on-metal and metal-in-plastic components and assemblies used in electronics, medical devices and consumer products. It is equipped to produce virtually every type of precision spring, from fine hairsprings for electronics and instruments to large heavy-duty springs for machinery.

Barnes Industrial provides complete engineering solutions from concept to manufacturing. These include product design and development, product and material testing, rapid prototyping and reduction of manufacturing cycle times. Barnes Industrial’s products are sold globally to manufacturers in many industries, chiefly for use as components in their own products. Products are sold primarily through Barnes Industrial’s direct sales force. Die springs and nitrogen gas springs, mechanical struts and standard parts, such as coil and flat springs, are distributed under the brand names of Raymond® and SPEC®. Most of the products sold under the Raymond and SPEC brand names are manufactured by Barnes Industrial.

Nearly all of Barnes Industrial’s products are highly engineered custom solutions that are designed and developed in collaboration with its customers from concept through manufacturing. Barnes Industrial has a diverse customer base with products purchased primarily by durable goods manufacturers located around the world in industries such as transportation, consumer products, farm equipment, telecommunications, medical devices, home appliances and electronics. In the transportation industry, the customers include both OEMs and tier suppliers. Sales by Barnes Industrial to its three largest customers accounted for approximately 20% of its sales in 2007.

Barnes Industrial has manufacturing operations in the United States, Brazil, Canada, China, Germany, Korea, Mexico, Singapore, Sweden, Switzerland and the United Kingdom. The Associated Spring Raymond business unit has distribution locations in the United States, Brazil, Canada, China, France, Mexico, Singapore, Spain and the United Kingdom.

Barnes Industrial competes with many large and small companies engaged in the manufacture and sale of custom metal components and assemblies. Barnes Industrial competes on the basis of quality, service, reliability of supply, technology, innovation, design, and price.

FINANCIAL INFORMATION

The backlog of the Company’s orders believed to be firm at the end of 2007 was $580 million as compared with $496 million at the end of 2006. Of the 2007 year-end backlog, $473 million was attributable to Barnes Aerospace and the balance was attributable to Barnes Industrial. Barnes Aerospace’s backlog included $177 million which is scheduled to be shipped after 2008. Substantially all of the remainder of the Company’s backlog is scheduled to be shipped during 2008. General Electric and its affiliates accounted for 18% of the Company’s total sales in 2007.

We continue to expand our global manufacturing footprint to service our worldwide customer base. The global economies have a significant impact on the financial results of the business. Barnes Aerospace has significant manufacturing locations in Singapore; Barnes Distribution has distribution centers and sales offices as well as a significant amount of business within Europe and Canada; and Barnes Industrial has manufacturing operations in Europe, Canada, Asia, Mexico and South America. For an analysis of our revenue from sales to external customers, and operating profit and assets by business segment as well as revenues from sales to external customers and long-lived assets by geographic area, see Note 16 of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K (“Annual Report”). During 2007, the Company realigned its reportable business segments as described in Item 7.

RAW MATERIALS

The principal raw materials used by Barnes Aerospace to manufacture its products are titanium and inconel; however, Barnes Aerospace also requires special materials such as cobalt and other complex aerospace alloys. Many of the products distributed by Barnes Distribution are made of steel, copper or brass. The principal raw materials used by Barnes Industrial to manufacture its products are high-grade steel spring wire and flat rolled steel. Prices for steel, titanium and inconel, as well as other specialty materials, have periodically increased due to higher demand and, in some cases, reduction of the availability of materials. If this combination of events occurs, the availability of certain raw materials used by us or products sold by us may be negatively impacted.

RESEARCH AND DEVELOPMENT

Although most of the products manufactured by us are custom parts made to customers’ specifications, we are engaged in continuing efforts aimed at discovering and implementing new knowledge that is useful in developing new products or services and significantly improving existing products or services. In particular, Barnes Industrial’s Product Development Center is focused on design, development, and prototype work and testing of new products and material for the Barnes Industrial segment. We spent approximately $6 million on research and development activities in each of 2007, 2006 and 2005.

PATENTS AND TRADEMARKS

Patents, trademarks, licenses, franchises and concessions are not significant to any of our businesses.

EXECUTIVE OFFICERS OF THE COMPANY

For information regarding the Executive Officers of the Company, see Part III, Item 10 of this Annual Report.

ENVIRONMENTAL

Compliance with federal, state, and local laws, as well as those of other countries, which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect, and is not expected to have a material effect, upon our capital expenditures, earnings, or competitive position.

AVAILABLE INFORMATION

Our Internet address for our website is www.barnesgroupinc.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available without charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission. In addition, we have posted on our website, and will make available in print to any stockholder who makes a request, our corporate governance guidelines, our code of business ethics and conduct and the charters of the Audit Committee, Compensation and Management Development Committee and Corporate Governance Committee (the responsibilities of which include serving as the nominating committee) of the Company’s Board of Directors.

FORWARD-LOOKING STATEMENTS

Certain of the statements in this Annual Report may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based upon management’s good faith expectations and beliefs concerning future developments and their potential effect upon the Company and can be identified by the use of words such as “anticipated,” “believe,” “expect,” “plans,” “strategy,” “estimate,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. The risks and uncertainties, which are described in this Annual Report, include, among others, uncertainties arising from the behavior of financial markets; future financial performance of the industries or customers that we serve; changes in market demand for our products and services; integration of acquired businesses; changes in raw material prices and availability; our dependence upon revenues and earnings from a small number of significant customers; uninsured claims; and numerous other matters of global, regional or national scale, including those of a political, economic, business, competitive, regulatory and public health nature. The Company assumes no obligation to update our forward-looking statements.

Item 1A. Risk Factors

Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impact our business and operations.

RISKS RELATED TO OUR BUSINESS

We depend on revenues and earnings from a small number of significant customers. Any loss, cancellation, reduction or delay in purchases by these customers could harm our business. In 2007, our net sales to General Electric and its subsidiaries accounted for 18% of our total sales and approximately 64% of Barnes Aerospace’s net sales were to General Electric. Approximately 20% of Barnes Industrial’s sales in 2007 were to its three largest customers. Some of our success will depend on our continued ability to develop and manage relationships with significant customers. We cannot assure you that we will be able to retain our largest customers. Some of our customers may in the future shift their purchases from us to our competitors, in-house or to other sources. Our long-term sales agreements provide that until a firm order is placed by a customer for a particular product, the customer may unilaterally reduce or discontinue its projected purchases without penalty. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with new customers, or future price concessions we make to retain customers could significantly reduce our sales and profitability.

Our ability to execute on capacity expansion and transfer-of-work initiatives may affect future revenues and profitability. Effective capacity planning and execution and the transfer of work among facilities are key components for meeting customer demand. If we are unable to effectively meet capacity requirements or transfer work among facilities, it may adversely impact our net sales, results of operations and cash flows.

The global nature of our business exposes us to foreign currency fluctuations that may affect our future revenues and profitability. We have manufacturing, sales and distribution facilities around the world, and the majority of our foreign operations use the local currency as their functional currency. These include, among others, the Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, Euro, Korean won, Mexican peso, Singapore dollar, Swedish krona, Swiss franc and Thai baht. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies expose us to translation risk when the local currency financial statements are translated to U.S. dollars. Changes in currency exchange rates may also expose us to transaction risk. We may buy protecting or offsetting positions or hedges in certain currencies to reduce our exposure to currency exchange fluctuations; however, these transactions may not be adequate or effective to protect us from the exposure for which they are purchased. We have not engaged in any speculative hedging activities. Currency fluctuations may impact our revenues and profitability in the future.

Our operations depend on our manufacturing, distribution, sales and service facilities in various parts of the world which are subject to physical, financial, regulatory and other risks that could disrupt our operations. During 2007, approximately 40% of our sales were from facilities outside of the United States. Also, we have 12 manufacturing facilities and 23 distribution/sales centers outside the United States and Canada. The international scope of our business subjects us to risks such as threats of war, terrorism or instability of governments and legal systems in countries in which we or our customers conduct business. In addition, because we depend upon our information systems to help process orders, to manage inventory and accounts receivable collections, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations, and to help provide superior service to our customers, any disruption in the operation of our information systems, including widespread power outages, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Some of our facilities are located in areas that may be affected by natural disasters, including earthquakes or tsunamis, which could cause significant damage and disruption to the operations of those facilities and, in turn, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, some of our manufacturing equipment and tooling is custom-made and is not readily replaceable. Loss of such equipment or tooling could have a negative impact on our manufacturing business, financial condition, results of operations and cash flows.

Although we have obtained property damage and business interruption insurance, a major catastrophe such as an earthquake, hurricane, flood or other natural disaster at any of our sites, or significant labor strikes, work stoppages, political unrest, or any of the events described above, some of which may not be covered by our insurance, in any of the areas where we conduct operations could result in a prolonged interruption of our business. Any disruption resulting from these events could cause significant delays in the manufacture or shipment of products or the provision of repair and other services that may result in our loss of sales and customers. Our insurance will not cover all potential risks, and we cannot assure you that we will have adequate insurance to compensate us for all losses that result from any insured risks. Any material loss not covered by insurance could have a material adverse effect on our financial condition, results of operations and cash flows. We cannot assure you that insurance will be available in the future at a cost acceptable to us or at a cost that will not have a material adverse effect on our profitability, net income and cash flows.

Our significant international operations and assets subject us to additional financial and regulatory risks. We have operations and assets in various parts of the world. In addition, we sell our products and services in foreign countries and seek to increase our level of international business activity. Accordingly, we are subject to various risks, including: U.S.-imposed embargoes of sales to specific countries; foreign import controls (which may be arbitrarily imposed or enforced); import regulations and duties; export regulations (which require us to comply with stringent licensing regimes); anti-dumping regulations; price and currency controls; exchange rate fluctuations; dividend remittance restrictions; expropriation of assets; war, civil uprisings and riots; government instability; the necessity of obtaining governmental approval for new and continuing products and operations; legal systems or decrees, laws, taxes, regulations, interpretations and court decisions that are not always fully developed and that may be retroactively or arbitrarily applied; and difficulties in managing a global enterprise. We have experienced inadvertent violations of some of these regulations, including export regulations and regulations prohibiting air transport of aerosol products, in the past, none of which has had or, we believe, will have a material adverse effect on our business. However, any significant violations of these regulations in the future could result in civil or criminal sanctions, and the loss of export or other licenses which could have a material adverse effect on our business. We may also be subject to unanticipated income taxes, excise duties, import taxes, export taxes or other governmental assessments. In addition, our organizational structure may limit our ability to transfer funds between countries, particularly into and out of the United States, without incurring adverse tax consequences. Any of these events could result in a loss of business or other unexpected costs that could reduce sales or profits and have a material adverse effect on our financial condition, results of operations and cash flows.

Our ability to recover our significant deferred tax assets related to tax operating loss carryforwards depends on future income. We have significant deferred tax assets related to operating loss carryforwards. The realization of these assets is dependent on our ability to generate future taxable income during the operating loss carryforward period. Failure to realize this tax benefit could have a material adverse effect on our financial conditions and results of operations.

Changes in the availability or price of materials and energy resources could adversely affect our costs and profitability. We may be adversely affected by the availability or price of raw materials and energy resources, particularly related to certain manufacturing operations that utilize high-grade steel spring wire and titanium. The availability and price of raw materials and energy resources may be subject to curtailment or change due to, among other things, new laws or regulations, global economic or political events including strikes, terrorist attacks and war, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. In some instances there are limited sources for raw materials and a limited number of primary suppliers for some of our products for resale. Although we are not dependent upon any single source for any of our principal raw materials or products for resale, and such materials and products have, historically, been readily available, we cannot assure you that such raw materials and products will continue to be readily available. Disruption in the supply of raw materials, products or energy resources or our inability to come to favorable agreements with our suppliers could impair our ability to manufacture, sell and deliver our products and require us to pay higher prices. Any increase in prices for such raw materials, products or energy resources could materially adversely affect our costs and our profitability.

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

We have significant indebtedness that could affect our operations and financial condition. At December 31, 2007, we had consolidated debt and capitalized lease obligations of $434.5 million, representing approximately 40% of our total capital (indebtedness plus stockholders’ equity) as of that date. We may incur additional indebtedness to finance future acquisitions. Our level of indebtedness and the significant debt servicing costs associated with that indebtedness could have important effects on our operations and financial condition and may adversely affect the value or trading price of our outstanding equity securities and debt securities. For example, our indebtedness could require us to dedicate a substantial portion of our cash flows from operations to payments on our debt, thereby reducing the amount of our cash flows available for working capital, capital expenditures, investments in technology and research and development, acquisitions, dividends and other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in the industries in which we compete; place us at a competitive disadvantage compared to our competitors, some of whom have lower debt service obligations and greater financial resources than we do; limit our ability to borrow additional funds; or increase our vulnerability to general adverse economic and industry conditions.

Our failure to meet certain financial covenants required by our debt agreements may materially and adversely affect our assets, financial position and cash flows. Certain of our debt arrangements require us to maintain certain interest coverage and leverage ratios and a minimum net worth and limit our ability to incur debt, make investments or undertake certain other business activities. These requirements could limit our ability to obtain future financing and may prevent us from taking advantage of attractive business opportunities. Our ability to meet the financial covenants or requirements in our debt arrangements may be affected by events beyond our control, and we cannot assure you that we will satisfy such covenants and requirements. A breach of these covenants or our inability to comply with the restrictions could result in an event of default under our debt arrangements which, in turn, could result in an event of default under the terms of our other indebtedness. Upon the occurrence of an event of default under our debt arrangements, after the expiration of any grace periods, our lenders could elect to declare all amounts outstanding under our debt arrangements, together with accrued interest, to be immediately due and payable. If this were to happen, we cannot assure you that our assets would be sufficient to repay in full the payments due under those arrangements or our other indebtedness.

We have significant goodwill and an impairment of our goodwill could cause a decline in our net worth. Our total assets include substantial goodwill. At December 31, 2007, our goodwill totaled $380.5 million. The goodwill results from our acquisitions, representing the excess of the purchase price we paid over the net assets of the companies acquired. We assess whether there has been an impairment in the value of our goodwill during each calendar year or sooner if triggering events warrant. If future operating performance at one or more of our businesses does not meet expectations, we may be required to reflect, under currently applicable accounting rules, a non-cash charge to operating results for goodwill impairment. The recognition of an impairment of a significant portion of goodwill would negatively affect our results of operations and total capitalization, the effect of which could be material. A reduction in our stockholders’ equity due to an impairment of goodwill may affect our ability to maintain the required net worth ratios under our debt arrangements.

We could be adversely affected by changes in interest rates. Our profitability may be adversely affected as a result of increases in interest rates. At December 31, 2007, we and our subsidiaries had approximately $434.5 million aggregate principal amount of consolidated debt and capitalized lease obligations outstanding, of which approximately 38% had interest rates that float with the market. A 100 basis point increase in the interest rate on the floating rate debt in effect at December 31, 2007 would have resulted in an approximate $1.6 million annualized increase in interest expense.

We may not realize all of the sales expected from our existing Barnes Aerospace and Barnes Industrial backlog or anticipated orders. At December 31, 2007, Barnes Aerospace had $473 million of order backlog and Barnes Industrial had $107 million of order backlog. There can be no assurances that the revenues projected in our backlog will be realized or, if realized, will result in profits. We consider backlog to be firm customer orders for future delivery. From time to time, OEM customers of Barnes Aerospace and Barnes Industrial provide projections of components and assemblies that they anticipate purchasing in the future under new and existing programs. Such projections are not included in our backlog unless we have received a firm release from our customers. Our customers may have the right under certain circumstances and with certain penalties or consequences to terminate, reduce or defer firm orders that we have in backlog. If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected. Although we strive to maintain ongoing relationships with our customers, there is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in our customers’ business needs or purchasing budgets.

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

We may not recover all of our up-front costs related to RSPs. Our total commitments in RSP participation fees as of December 31, 2007 equaled $293.7 million, of which $236.2 million had been paid at such time. We participate in aftermarket RSPs under which we receive an exclusive right to supply designated aftermarket parts to a large aerospace manufacturer over the life of an aircraft engine program. As consideration, we pay participation fees, which are recorded as long-lived intangible assets and are recognized as a reduction to sales over the life of the program. The recoverability of the asset is dependent upon future revenues related to the program’s aftermarket parts. The potential exists that actual revenues will not meet expectations. A shortfall in future revenues may result in the failure to recover the total amount of the investments, which could adversely affect our financial condition and results of operations and cash flows.

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

Any product liability claims in excess of insurance may adversely affect our financial condition. Our operations expose us to potential product liability risks that are inherent in the design, manufacture and sale of our products and the products we buy from third parties and sell to our customers. For example, we may be exposed to potential liability for personal injury or death as a result of the failure of a spring or other part in a vehicle or an aircraft component designed, manufactured or sold by us, or the failure of an aircraft component that has been serviced by us or of the components, including potentially hazardous substances, in a product purchased by us and sold by us to one of our customers. While we believe that our liability insurance is adequate to protect us from these liabilities, our insurance may not cover all liabilities. Additionally, insurance coverage may not be available in the future at a cost acceptable to us. Any material liability not covered by insurance or for which third-party indemnification is not available could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business, financial condition, results of operations and cash flows could be adversely impacted by strikes or work stoppages. Approximately 12% of our U.S. employees are covered by collective bargaining agreements and 39% of our non-U.S. employees are covered by collective bargaining agreements or statutory trade union agreements. In 2008 we will be negotiating collective bargaining agreements with unionized employees at our Corry, Pennsylvania facility, representing 168 employees, and at our Elizabethtown, Kentucky facility, representing 30 employees. Although we believe that our relations with our employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, or that such negotiations will not result in significant increases in the cost of labor, including healthcare, pensions or other benefits. Any potential strikes or work stoppages, and the resulting adverse impact on our relationships with customers, could have a material adverse effect on our business, financial condition, results of operations or cash flows. Similarly, a protracted strike or work stoppage at any of our major customers, suppliers or other vendors could materially adversely affect our business.

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

We may not be able to realize the anticipated cost savings, synergies or revenue enhancements from acquisitions, and we may incur significant costs to achieve these savings. Even if we are able to integrate successfully our operations and the operations of our recent and any future acquisitions, we may not be able to realize the cost savings, synergies or revenue enhancements that we anticipate from these acquisitions, either as to amount or in the time frame that we expect. Our ability to realize anticipated cost savings, synergies and revenue enhancements may be affected by a number of factors, including the following: our ability to effectively eliminate duplicative back office overhead and overlapping sales personnel, rationalize manufacturing capacity, synchronize information technology systems, consolidate warehousing and distribution facilities and shift production to more economical facilities; our incurrence of significant cash and non-cash integration and implementation costs or charges in order to achieve those cost savings, which could offset any such savings and other synergies resulting from our recent or future acquisitions; and our ability to avoid labor disruption in connection with integration efforts. In addition, our growth to date has placed, and future acquisitions could continue to place, significant demand on our administrative, operational and financial resources.

Future acquisitions and strategic alliances are a key component of our anticipated growth. We may not be able to identify or complete future acquisitions or strategic alliances. A significant portion of the industries that we serve are mature industries. As a result, our recent growth has resulted in large part from, and our future growth will depend in part on, the successful acquisition and integration of businesses into our existing operations. While we are focused on adding strategic pieces to our operations by acquiring companies, manufacturing and service assets and technologies that complement our existing businesses, we may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms, obtain regulatory approval or otherwise complete acquisitions in the future. In addition, opportunities to enter into additional aftermarket RSPs or alliances may be limited. Aftermarket RSPs will have an impact on the rate of future growth and profitability as a result of the business mix between aftermarket and manufacturing, the number of new RSPs entered into, the level of aftermarket volume, increasing management fees, the amortization of the participation fees, and the expiration of the Singapore Pioneer tax incentives on these programs.

RISKS RELATED TO THE INDUSTRIES IN WHICH WE OPERATE

A general economic downturn could adversely affect our business and financial results. All of our businesses, and in particular Barnes Distribution, are impacted by the health of the economies in which they operate. A decline in economies in which we operate could reduce demand for our products and services or increase pricing pressures, thereby having an adverse impact on our business, financial condition, results of operations and cash flows.

A downturn in the transportation industry could adversely affect our business and financial results. We derive a large portion of our sales from the transportation industry. Recently, that industry has suffered from certain financial pressures which have had negative consequences for companies in, and companies with customers in, the transportation industry. The transportation industry has generally suffered from unfavorable pricing pressures in North America and may do so in other regions. The operation of our business within that industry subjects us to the pressures applicable to all companies operating in it. While the precise effects of such instability on the transportation industry are difficult to determine, they may negatively impact our business, financial condition, results of operations and cash flows.

We operate in very competitive markets. We may not be able to compete effectively with our competitors, and competitive pressures could adversely affect our business, financial condition and results of operations. Our three business segments compete with a number of larger and smaller companies in the markets we serve. Some of our competitors have greater financial, production, research and development, or other resources than we do. Within Barnes Aerospace, certain of our OEM customers compete with our repair and overhaul business. Some of our OEM customers in the aerospace industry also compete with us where they have the ability to manufacture the components and assemblies that we supply to them but have chosen, for capacity limitations, cost considerations or other reasons, to outsource the manufacturing to us. Our three businesses compete on the basis of price, service, quality, reliability of supply, technology, innovation and, in the case of Barnes Aerospace and Barnes Industrial, design. The products sold by Barnes Distribution are not unique, and its competitors carry substantially similar products. We must continue to make investments to maintain and improve our competitive position. We cannot assure you that we will have sufficient resources to continue to make such investments or that we will be successful in maintaining our competitive position. Our competitors may develop products or services, or methods of delivering those products or services, that are superior to our products, services or methods. Our competitors may also adapt more quickly than we to new technologies or evolving customer requirements. Pricing pressures could cause us to adjust the prices of certain of our products to stay competitive. We cannot assure you that we will be able to compete successfully with our existing or future competitors. Also, if consolidation of our existing competitors occurs, we expect the competitive pressures we face to increase. Our failure to compete successfully could adversely affect our business, financial condition, results of operations and cash flows.

Our customers’ businesses are generally cyclical. Weaknesses in the industries in which our customers operate could impact our revenues and profitability. The industries to which we sell tend to decline in response to overall declines in industrial production. Barnes Aerospace is heavily dependent on the commercial aerospace industry, which is cyclical. Barnes Industrial is dependent on the transportation industry, general industrial and tooling markets, all of which are also cyclical. In addition, many of our customers have historically experienced periodic downturns, which often have had a negative effect on demand for our products. For example, lower production rates in the transportation markets and reduced overall sales of telecommunications and electronics products adversely affect the volume and price of orders placed for products used to manufacture these products, including our springs. Prior industry downturns have negatively affected our net sales, operating income, net income and cash flows. For example, there was a downturn in the aerospace industry in the beginning of this decade which resulted in a sharp decrease globally in new commercial aircraft deliveries, order cancellations or deferrals by the major airlines and reduced demand for our aerospace components and overhaul and repair services. While there has been a recovery in commercial air traffic, any future downturn could adversely affect our business, financial condition, results of operations and cash flows.

Original equipment manufacturers in the transportation and aerospace industries have significant pricing leverage over suppliers and may be able to achieve price reductions over time. There is substantial and continuing pressure from OEMs in the transportation, including automotive and aerospace, industries to reduce the prices they pay to suppliers. We attempt to manage such downward pricing pressure, while trying to preserve our business relationships with our customers, by seeking to reduce our production costs through various measures, including purchasing raw materials and components at lower prices and implementing cost-effective process improvements. Our suppliers have periodically resisted, and in the future may resist, pressure to lower their prices and may seek to impose price increases. In the past, our efforts to convince our key transportation OEM customers to share in raw material price increases were met with limited success. If we are unable to offset OEM price reductions through these measures, our profitability and cash flows could be adversely affected. In addition, OEMs have substantial leverage in setting purchasing and payment terms, including the terms of accelerated payment programs under which payments are made prior to the account due date in return for an early payment discount. OEMs can unexpectedly change their purchasing policies or payment practices, which could have a negative impact on our short-term working capital.

Demand for our defense-related products depends on government spending. A portion of Barnes Aerospace’s sales are derived from the military market. The military market is largely dependent upon government budgets and is subject to governmental appropriations. Although multi-year contracts may be authorized in connection with major procurements, funds are generally appropriated on a fiscal year basis even though a program may be expected to continue for several years. Consequently, programs are often only partially funded and additional funds are committed only as further appropriations are made. We cannot assure you that an increase in defense spending will be allocated to programs that would benefit our business. Moreover, we cannot assure you that new military aircraft programs in which we participate will enter full-scale production as expected. A decrease in levels of defense spending or the government’s termination of, or failure to fully fund, one or more of the contracts for the programs in which we participate could have a material adverse effect on our financial position and results of operations.

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

Environmental regulations impose costs and regulatory requirements on our operations. Environmental compliance may be more costly than we expect, and we may be subject to material environmental-based claims in the future. Our past and present business operations and past and present ownership and operations of real property and the use, sale, storage and handling of chemicals and hazardous products subject us to extensive and changing U.S. federal, state and local environmental laws and regulations, as well as those of other countries, pertaining to the discharge of materials into the environment, enforcement, disposition of wastes (including hazardous wastes), the use, shipping, labeling, and storage of chemicals and hazardous materials, or otherwise relating to protection of the environment. We have experienced, and expect to continue to experience, costs to comply with environmental laws and regulations. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become subject to new or increased liabilities that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We use and generate hazardous substances and wastes in our operations. In addition, many of our current and former properties are or have been used for industrial purposes. Accordingly, we monitor hazardous waste management and applicable environmental permitting and reporting for compliance with applicable laws at our locations in the ordinary course of our business. We may be subject to potential material liabilities relating to any investigation and clean-up of our locations or properties where we delivered hazardous waste for handling or disposal that may be contaminated, and to claims alleging personal injury.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As shown on the following table, at December 31, 2007, we had 71 manufacturing, sales, and distribution sites worldwide. Thirteen of the manufacturing sites are leased. The majority of the distribution centers are leased.

Type of Facility	U.S. & Canada	Europe	Mexico & South America	Asia	Total
Barnes Aerospace
Manufacturing	6	—	—	3	9
Sales	—	1	—	—	1

Barnes Distribution
Distribution, sales and support centers	11	10	—	2	23

Barnes Industrial
Manufacturing	10	4	3	2	19
Sales, distribution & development	9	3	2	5	19

Total	36	18	5	12	71

The above table does not include our Corporate Office, which is owned, or the headquarters for each of the businesses units, one of which is owned and the other two of which are leased.

Item 3. Legal Proceedings

We are subject to litigation from time to time in the ordinary course of business. There are no material pending legal proceedings to which we or any of our subsidiaries is a party, or of which any of our or their property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

The Company’s common stock is traded on the New York Stock Exchange under the symbol “B”. The following table sets forth, for the periods indicated, the low and high sales price per share, as reported by the New York Stock Exchange.

	2007
	Low	High	Dividends
Quarter ended March 31	$19.76	$23.71	$0.125
Quarter ended June 30	22.62	34.61	0.140
Quarter ended September 30	26.00	34.22	0.140
Quarter ended December 31	28.53	36.86	0.140

	2006
	Low	High	Dividends
Quarter ended March 31	$16.13	$20.27	$0.110
Quarter ended June 30	18.72	23.98	0.125
Quarter ended September 30	15.30	20.03	0.125
Quarter ended December 31	17.14	22.04	0.125

Stockholders

As of February 11, 2008, there were approximately 7,029 holders of record of the Company’s common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals or entities are registered in the name of a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are approximately 23,500 beneficial owners of its common stock as of February 11, 2008.

Dividends

Payment of future dividends will depend upon the Company’s financial condition, results of operations and other factors deemed relevant by the Company’s Board of Directors, as well as any limitations resulting from financial covenants on net worth under the Company’s credit facilities. See the table above for dividend information for 2007 and 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding Securities Authorized for Issuance Under Equity Compensation Plans, see Part III, Item 12 of this Annual Report.

Performance Graph

A stock performance graph based on cumulative total returns (price change plus reinvested dividends) for $100 invested on December 31, 2002 is set forth below.

	2002	2003	2004	2005	2006	2007
BGI	$100.0	$164.5	$139.1	$177.8	$239.7	$375.1
S&P 600	$100.0	$138.8	$170.2	$183.3	$211.0	$210.4
Russell 2000	$100.0	$147.3	$174.4	$182.5	$216.1	$212.7

The performance graph does not include a published industry or line-of-business index or peer group of similar issuers because the Company is in three major distinct lines of business and does not believe a meaningful published index or peer group can be reasonably identified. Accordingly, as permitted by Securities and Exchange Commission (“SEC”) rules, the graph includes the S&P 600 Small Cap Index, which is comprised of issuers with generally similar market capitalizations to that of the Company.

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1-31, 2007	321		$36.09	—	557,617
November 1-30, 2007	421		$31.90	—	557,617
December 1-31, 2007	—		—	—	557,617

Total	742	(1)	$33.71	—

(1)	All acquisitions of equity securities during the fourth quarter of 2007 were the result of the operation of the terms of the Company’s stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.
(2)	The program was publicly announced on April 12, 2001 authorizing repurchase of up to 1.0 million shares of the Company’s common stock.

Item 6. Selected Financial Data

	2007	2006 (5)	2005 (3)(4)	2004 (4)	2003 (4)
Per common share (1)
Net income
Basic	$1.90	$1.46	$1.15	$0.65	$0.68
Diluted	1.76	1.39	1.10	0.63	0.66
Dividends declared and paid	0.545	0.485	0.42	0.40	0.40
Stockholders’ equity (at year-end)	12.09	9.92	8.36	7.67	7.33
Stock price (at year-end)	33.39	21.75	16.50	13.26	16.16

For the year (in thousands)
Net sales	$1,439,502	$1,259,656	$1,102,174	$994,709	$890,818
Operating income	152,374	117,036	76,385	50,432	46,350
As a percent of net sales	10.6%	9.3%	6.9%	5.1%	5.2%
Net income	$101,337	$73,845	$54,151	$30,026	$29,075
As a percent of net sales	7.0%	5.9%	4.9%	3.0%	3.3%
As a percent of average stockholders’ equity	17.5%	15.7%	14.3%	8.7%	10.2%
Depreciation and amortization	$50,607	$42,226	$34,858	$34,177	$34,571
Capital expenditures	50,197	41,712	26,097	28,509	18,397
Average common shares outstanding – basic	53,295	50,703	47,198	46,212	42,951
Average common shares outstanding – diluted	57,526	52,943	49,018	47,935	44,210

Year-end financial position (in thousands)
Working capital	$177,047	$166,154	$120,808	$126,663	$132,953
Goodwill	380,486	358,600	235,299	221,856	220,118
Other intangible assets, net	330,458	236,561	163,849	125,447	61,923
Property, plant and equipment	230,545	209,645	157,056	166,284	154,088
Total assets	1,539,335	1,336,451	1,005,860	942,814	844,515
Long-term debt and notes payable	434,464	427,082	286,025	268,045	241,017
Stockholders’ equity	653,947	519,795	401,157	356,376	335,434
Debt as a percent of total capitalization (2)	39.9%	45.1%	41.6%	42.9%	41.8%

Statistics
Employees at year-end	6,523	6,666	6,205	6,047	6,026
Sales per average number of employees	$220,227	$198,895	$183,496	$167,595	$147,847

(1)	Net income per common share is based on the weighted average common shares outstanding during each year. Stockholders’ equity per common share is calculated based on actual common shares outstanding at the end of each year.
(2)	Debt includes all interest-bearing debt and total capitalization includes interest-bearing debt and stockholders’ equity.
(3)	The 2005 results include $391, or $0.01 per share, of charges related to the cumulative effect of a change in accounting principle, net of taxes. These charges resulted from the adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.”
(4)	Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” which required the cost of all share-based payments, including stock options, to be measured at fair value on the grant date and recognized in the results of operations. The Company elected to utilize the modified retrospective method of adoption and therefore all periods presented prior to January 1, 2006 were adjusted.
(5)	Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which required the Company to recognize the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in the funded status in comprehensive income in the year in which the changes occur. See Note 9 of the Notes to the Consolidated Financial Statements of this Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

During 2007, the Company realigned its reportable business segments by transferring the stock spring catalog and custom solutions business from Barnes Distribution to Barnes Industrial, whose engineered springs business manufactures many of the spring products sold by this business. Segment information has been adjusted on a retrospective basis to reflect this change.

2007 Highlights

The Company recorded sales of $1,439.5 million and growth of 30.2% in operating income to $152.4 million in 2007. The record sales year was driven by a combination of organic growth and incremental sales from recent acquisitions. Profitability increased primarily in Barnes Aerospace and Barnes Industrial as a result of profitable sales growth and operational improvements. In 2007, sales per average number of employees increased by nearly 11% and since 2003, this metric has increased nearly 50%, or an average annual rate of 10.5% per year, which is a major contributor to the growth in operating income over the period.

During 2007, Barnes Aerospace entered into additional RSP agreements with General Electric, committing approximately $103.5 million in participation fees. These agreements further expanded Barnes Aerospace’s long-term position on aftermarket aircraft engine parts.

Management initiated Project Catalyst in early 2007 to accelerate the pace of improvement within Barnes Distribution. Project Catalyst consists of four initiatives: global product sourcing, logistics and network optimization, sales and margin improvement, and European market development, including the ongoing integration of the KENT Division of Premier Farnell (“KENT”). These initiatives are key to delivering improved operating margins. Costs associated with Project Catalyst were approximately $9.1 million in 2007. In addition, in the fourth quarter of 2007 the Company appointed a new President for Barnes Distribution, Mr. Patrick Dempsey, who previously led the Barnes Aerospace business.

In March 2007, the Company completed the sale of $100.0 million of 3.375% Convertible Senior Subordinated Notes due in March 2027. The proceeds were used to repay outstanding indebtedness under the Company’s revolving credit facility.

The Company entered into an Amended and Restated Credit Agreement in September 2007 which, among other things, extended the maturity date of the facility through September 2012, increased the borrowing capacity of Barnes Group Switzerland GmbH to 100% of the facility amount and decreased the borrowing spread.

Management Objectives

Management is focused on three areas of development: employees, processes and strategy, which, in combination, it believes will generate long-term value for its stockholders. The Company’s strategies for growth include both organic growth from new products, services, markets and customers, and growth from acquisitions. The Company’s strategies for profitability include productivity and process initiatives, such as production realignment, and efficiency and cost saving measures.

Our Business

Barnes Group consists of three operating segments: Barnes Aerospace, a specialized manufacturer and repairer of highly engineered components and assemblies for aircraft engines, airframes and land-based industrial gas turbines; Barnes Distribution, an international, full-service VMI distributor of maintenance, repair, operating and production supplies; and Barnes Industrial, a global provider of precision components for critical applications and one of the world’s largest manufacturers of precision mechanical and nitrogen gas products. In each of these businesses, Barnes Group is among the leaders in the market niches it serves, and has highly recognized brands for many of the products it sells or manufactures.

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

At Barnes Aerospace, important KPIs are customer orders and backlog, which are utilized to forecast how sales will develop over the next 12 months and beyond. In the manufacturing operations, management closely tracks quality measurements and on-time delivery to its customers. In the aftermarket operations, management measures quality and turnaround time of overhauled or repaired parts returned to the customers.

In Barnes Distribution, KPIs include daily sales average; average order size; and fill rate, which is the percentage of order lines filled on the first pass from the distribution center assigned to the customer.

At Barnes Industrial, KPIs include sales and orders per day, which together provide visibility on sales in the next 60 days. Management tracks inventory turns and sales per employee to gauge efficiency, and measures on-time delivery and the number of defective parts per million as means of evaluating quality and customer fulfillment.

Key Industry Data

In each business, management also tracks a variety of economic and industry data as indicators of the health of a particular sector.

At Barnes Aerospace, for its manufacturing operations, management regularly tracks orders and deliveries for each of the major aircraft manufacturers, as well as engine purchases made for new aircraft. In the aftermarket operations, management monitors the number of aircraft in the active fleet, the number of planes temporarily or permanently taken out of service, aircraft utilization rates for the major airlines, shop visits, and traffic growth. Management also monitors annual appropriations for the U.S. military related to new aircraft purchases and maintenance.

At Barnes Distribution, the data includes the Institute for Supply Management’s PMI Composite Index (the “PMI”) and the Federal Reserve’s Industrial Production Index (the “IPI”), which are monthly indicators of the health of U.S. manufacturing activity. Management tracks similar indices in Canada and for the European-based businesses.

For Barnes Industrial, key data include the IPI; durable goods orders; tooling build schedules; compressor build forecasts; the production of light vehicles, both in the U.S. and globally; and capital investments in the telecommunications and electronics industries.

Acquisitions and Strategic Relationships

Acquisitions and strategic relationships have been a key growth driver for the Company in each of its three business segments. The Company acquired a number of businesses during the past three years which are described more fully below. The Company continues to evaluate potential acquisitions that will broaden product line offerings and expand geographic reach, and that provide synergistic opportunities. The Company also continues to seek business alliances which foster long-term business relationships, such as the aftermarket RSP agreements and the strategic supply agreement with the Goodrich Aerostructures Group of Rohr, Inc. (“Goodrich”).

In November 2006, the Company acquired the assets of the Nitropush product line of nitrogen gas springs from Orflam Industries of France for 1.4 million euros ($1.8 million). The Nitropush product line was integrated into the Barnes Industrial business segment.

The Company acquired KENT, a distributor of adhesives, sealants, specialty cleaning chemicals, abrasives, tools and other consumables to the European transportation aftermarket and industrial maintenance market, in July 2006. KENT is being integrated into the Barnes Distribution segment. The purchase price to the seller of 24.0 million pounds sterling ($44.9 million) was paid in cash.

In May 2006, the Company acquired Heinz Hänggi GmbH, Stanztechnik (“Hänggi”), a developer and manufacturer of high-precision punched and fine-blanked components, and a producer of orifice plates used in fuel injectors throughout the world. Its range of manufacturing solutions allows Hänggi to serve diversified industries, including high-precision components for transportation suppliers, the power tools sector, the watch industry, consumer electronics, telecommunications, medical devices, and textile machinery sectors. A majority of Hänggi’s sales are in Europe. Hänggi was integrated into the Barnes Industrial segment. The purchase price to the seller of 162.0 million Swiss francs ($132.0 million) was paid through a combination of 122.0 million Swiss francs ($101.3 million) in cash and 1,628,676 shares of Barnes Group common stock ($30.7 million based upon a market value determined at the time of the purchase agreement).

The Company acquired substantially all of the assets of Service Plus Distributors, Inc. (“Service Plus Distributors”), a distributor of gas springs, dampers and hardware to equipment and vehicle manufacturers, in September 2005. Service Plus Distributors was integrated into Barnes Industrial’s Raymond business and complements Raymond’s product offerings. The purchase price to the seller was $13.7 million of which $3.7 million could be earned within three years of the closing date, contingent upon the occurrence of certain events or the achievement of certain performance targets. In 2006, $1.5 million had been earned and paid. The remaining balance as of December 31, 2007 of $2.2 million will be recorded if and when paid.

In August 2005, the Company acquired the stock of Toolcom Supplies Ltd. (“Toolcom”), a distributor of maintenance, repair and operating (“MRO”) supplies in the United Kingdom. Toolcom was integrated into the Barnes Distribution segment, strengthening its presence in Europe through geographic expansion in the United Kingdom and increasing its product offerings. The purchase price to the seller was 7.6 million pounds sterling ($13.6 million) of which 2.2 million pounds sterling were payable within two years of the closing date, contingent upon the occurrence of certain events or the achievement of certain performance targets. In 2006, 0.9 million pounds sterling ($1.7 million) had been earned and was paid. In 2007, the remaining 1.3 million pounds sterling ($2.7 million) had been earned and was paid. There are no remaining contingent payments related to the Toolcom acquisition.

For a further description of acquisitions made over the past three years, refer to Notes 3 and 6 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Sales

($ in millions)	2007	2006	$ Change	% Change	2005
		As adjusted			As adjusted
Barnes Aerospace	$392.0	$296.9	$95.1	32.0%	$235.4
Barnes Distribution	537.7	479.0	58.7	12.3%	414.8
Barnes Industrial	511.1	484.6	26.5	5.5%	452.4
Intersegment sales	(1.3)	(0.8)	(0.5)	(58.3)%	(0.4)

Total	$1,439.5	$1,259.7	$179.8	14.3%	$1,102.2

In 2007, the Company reported net sales of $1,439.5 million, an increase of $179.8 million, or 14.3%, over 2006 net sales of $1,259.7 million. The sales increase reflects $90.0 million of organic sales growth, primarily at Barnes Aerospace including the aftermarket RSPs, and $64.6 million from acquisitions: $51.7 million at Barnes Distribution as a result of the KENT acquisition and $12.9 million at Barnes Industrial as a result of the Hänggi acquisition. The strengthening of foreign currencies against the U.S. dollar, primarily in Europe, increased net sales approximately $25.2 million during 2007. Geographically, the Company’s international sales increased 30.5% year-over-year and domestic sales increased 5.4%. Excluding the positive impact on sales of foreign currency translation, the Company’s international sales increased 24.9% in 2007 over 2006.

Barnes Group reported net sales of $1,259.7 million in 2006, an increase of $157.5 million, or 14.3%, over 2005 driven by $78.5 million of organic sales growth and $68.7 million from acquisitions. Organic sales growth of $61.5 million and $17.2 million was generated at Barnes Aerospace, including the aftermarket RSPs, and Barnes Distribution, respectively. The acquisitions of Toolcom and KENT added $42.5 million of incremental sales to Barnes Distribution while the Service Plus Distributors and Hänggi acquisitions contributed $26.2 million of incremental sales to Barnes Industrial. Foreign currency translation favorably impacted sales by $10.3 million as foreign currencies strengthened against the U.S. dollar, primarily in Canada and Brazil. Geographically, the Company’s international sales increased 28.9% year-over-year and domestic sales increased 7.3%. Excluding the positive impact on sales of foreign currency translation, the Company’s international sales increased 25.9% in 2006 over 2005.

Expenses and Operating Income

($ in millions)	2007	2006	$ Change	% Change	2005
Cost of sales	$892.7	$797.5	$95.2	11.9%	$705.5
% sales	62.0%	63.3%			64.0%

Gross profit (1)	$546.8	$462.2	$84.6	18.3%	$396.7
% sales	38.0%	36.7%			36.0%

Selling and administrative expenses	$394.4	$345.1	$49.3	14.3%	$320.3
% sales	27.4%	27.4%			29.1%

Operating income	$152.4	$117.0	$35.4	30.2%	$76.4
% sales	10.6%	9.3%			6.9%

(1)	Sales less cost of sales

Operating income in 2007 increased 30.2% from 2006 to $152.4 million and operating margin improved to 10.6% in 2007 compared to 9.3% in 2006. Barnes Aerospace and Barnes Industrial were the primary contributors to the increase in operating income and improvement in operating margin. Cost of sales increased 11.9 % in 2007 as a result of higher sales. The increase in cost of sales was lower than the increase in sales, resulting in a 1.3 percentage point improvement in gross profit margin. Gross profit margins improved at Barnes Aerospace, driven primarily by increased sales in both the higher margin aftermarket RSPs and in the manufacturing businesses, and at Barnes Industrial, driven primarily by the higher margin Hänggi sales and operational efficiencies. Barnes Distribution’s gross margin was lower than 2006 mainly as a result of costs associated with Project Catalyst activities. The increase in selling and administrative expenses was driven by the higher sales volume and the Project Catalyst costs as well as $2.6 million of severance charges recorded in the fourth quarter at Barnes Industrial.

Operating income was $117.0 million in 2006, an increase of 53.2% over 2005 and operating income margin improved to 9.3% in 2006 from 6.9% in 2005. All three business segments contributed to the increase in operating income and improvement in operating income margin. Cost of sales increased as a result of higher sales levels, but at a slightly lower rate than sales as a result of gross profit margin improvements at all three business segments which were due in part to higher sales prices and volumes as well as operating efficiencies and a shift in the business to the Barnes Distribution segment which has a higher gross profit margin. Selling and administrative expenses declined in 2006 by 1.7 percentage points when measured as a percentage of sales. This reduction was due in part to lower stock-based compensation and lower expenses as a percentage of sales at Barnes Industrial and Barnes Aerospace, and, to a lesser extent, at Barnes Distribution. Partially offsetting the expense reduction was the impact of the shift of the sales mix to the distribution business which has a higher selling expense component than the manufacturing businesses.

Other Income/Expense

Other expenses, net of other income, was approximately $0.1 million in 2007 and 2006. Interest expense increased in 2007 as compared to 2006 as a result of higher average borrowings during 2007 offset by a shift from higher variable-rate debt to lower fixed-rate debt in 2007 primarily as a result of the 3.375% Convertible Notes issued in the first quarter of 2007.

Other income, net of other expenses, decreased in 2006 compared to 2005 due in large part to the sale of the Company’s investment in NASCO in 2005 which yielded a pre-tax gain of $8.9 million. Interest expense increased in 2006 from 2005 as a result of higher average borrowings used primarily to fund the 2006 acquisitions.

Income Taxes

The Company’s effective tax rate was 20.3% in 2007, compared with 20.8% in 2006 and 20.0% in 2005. The 2007 effective tax rate includes certain discrete items including approximately $2.5 million of additional deferred tax expense as a result of recently enacted tax law changes primarily in Mexico and Germany. These discrete items in 2007 effectively increased the 2007 effective tax rate 2.0 percentage points. The decrease in the 2007 effective tax rate from 2006 was primarily driven by additional earnings from RSPs in Singapore, a lower-taxing jurisdiction.

The increase in the 2006 effective tax rate from 2005 was due in part to a shift in income to jurisdictions with higher tax rates. The 2005 effective tax rate includes certain discrete items including the tax impact of the gain on the sale of the NASCO joint venture, offset, in part, by the tax benefits related to the Company being awarded multi-year Pioneer tax status in Singapore. These discrete items in 2005 effectively increased the 2005 effective tax rate 3.4 percentage points.

See Note 10 of the Notes to the Consolidated Financial Statements for a reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate. Among other items which could impact the future tax rate is the mix of income between taxing jurisdictions where the Company operates.

In connection with an Internal Revenue Service (“IRS”) audit for the tax years 2000 through 2002, the IRS proposed adjustments to these tax years of approximately $16.5 million, plus a potential penalty of 20% of the tax assessment plus interest. The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries. The Company filed an administrative protest of these adjustments and is currently engaged with the Appeals Office of the IRS. The Company and its advisors believe the Company’s tax position on the issues raised by the IRS is correct and, therefore, the Company will continue to vigorously defend its position. The Company and its advisors believe the Company will prevail on this issue. Any additional impact on the Company’s liability for income taxes cannot presently be determined, but the Company believes it is adequately provided for and the outcome will not have a material impact on its results of operations, financial position or cash flows.

Income and Income Per Share

(in millions, except per share)	2007	2006	$ Change	% Change	2005
Net income	$101.3	$73.8	$27.5	37.2%	$54.2

Net income per common share:
Basic	$1.90	$1.46	$0.44	30.1%	$1.15
Diluted	1.76	1.39	0.37	26.6%	1.10

Average common shares outstanding:
Basic	53.3	50.7	2.6	5.1%	47.2
Diluted	57.5	52.9	4.6	8.7%	49.0

Basic and diluted net income per share increased 30.1% and 26.6%, respectively, in 2007 as compared to 2006. The increase in basic and diluted average shares outstanding reduced the percentage increase in net income per share as compared to the percentage increase in net income. Basic average shares outstanding increased primarily as a result of shares issued for employee stock plans. Diluted average shares outstanding increased as a result of the increase in basic average shares outstanding as well as the increase in the dilutive effect of potentially issuable shares under the Company’s employee stock plans and the convertible notes. This dilutive effect was driven in large part by the increase in the Company’s stock price.

Financial Performance by Business Segment

Barnes Aerospace

($ in millions)	2007	2006	$ Change	% Change	2005
Sales	$392.0	$296.9	$95.1	32.0%	$235.4
Operating profit	74.0	42.7	31.3	73.5%	25.5
Operating margin	18.9%	14.4%			10.8%

Barnes Aerospace’s sales in 2007 were $392.0 million, a 32.0% increase over 2006. The sales increase reflects growth in aftermarket sales of 39.6% driven primarily by growth in RSP sales of 72.4% to $54.6 million, due to additional RSP agreements and increased volume on existing RSPs, and an increase of 22.7% in overhaul and repair sales to $75.1 million. The sales from the manufacturing businesses grew 28.6% on the strength of its sales order backlog. The order backlog at Barnes Aerospace at December 31, 2007 was $472.6 million, up 17.3% from $403.0 million at December 31, 2006. Approximately 63% of the backlog at December 31, 2007 is expected to be shipped in 2008.

Barnes Aerospace’s 2007 operating profit was $74.0 million, an increase of 73.5% from 2006. Operating profit was positively impacted by profit contribution from the highly profitable aftermarket RSPs as well as the higher sales volume increases in both the overhaul and repair, and manufacturing businesses. In addition, each of the businesses continued driving lean initiatives which contributed to higher productivity and cost savings. This was partially offset by increased expenditures in its overhaul and repair business in 2007 to increase production capacity in order to capitalize on the strength of current and expected future demand.

Outlook: Sales in the commercial aerospace manufacturing business are expected to grow based on the strong commercial engine order backlog and Barnes Aerospace’s participation in certain strategic engine programs. Management expects continued aftermarket sales growth based on the strength of the maintenance, repair and overhaul (“MRO”) market reflecting industry fundamentals and long-term maintenance and repair contracts. Continued sales growth is also expected in the spare parts manufacturing business primarily as a result of RSP-driven demand. Management is focused on meeting increased sales volume by transferring production to, and adding capacity in, Singapore, and domestically in Ogden, Utah and through operational improvements. Net costs associated with the capacity expansion project in Ogden will negatively impact operating profits by approximately $2.8 million in 2008. Operating profits should continue to be positively impacted by the aftermarket RSPs and contributions from the sales volume increases in the overhaul and repair and manufacturing businesses. Productivity initiatives may negatively impact near-term operating profits. As part of the aftermarket RSP programs, the management fees payable to its customer increase generally in the fourth or later years of each program. These and other similar fees have been and will be deducted from sales and will result in a tempering of aftermarket RSP sales growth and operating margins. Such additional fees were incurred for the first time in 2007.

Barnes Aerospace’s sales in 2006 were $296.9 million, a 26.1% increase over 2005. The sales increase reflected growth in aftermarket sales of 51.2% driven by higher overhaul and repair sales in the U.S. and aftermarket RSP sales. Manufacturing sales grew by 15.6% on the strength of its increasing backlog particularly from the commercial manufacturing business. The order backlog at Barnes Aerospace at the end of 2006 was $403.0 million, up 49.6% from $269.3 million at December 31, 2005.

Barnes Aerospace’s 2006 operating profit was $42.7 million, a 67.3% increase from 2005. Operating profit was positively impacted by profit contribution from the high-margin aftermarket RSPs as well as the impact of higher sales volume in the overhaul and repair, and the manufacturing businesses. The continued focus on productivity and lean initiatives positively benefited operating profits in 2006.

Barnes Distribution

($ in millions)	2007	2006	$ Change	% Change	2005
		As adjusted			As adjusted
Sales	$537.7	$479.0	$58.7	12.3%	$414.8
Operating profit	9.4	18.7	(9.3)	(49.5)%	11.5
Operating margin	1.8%	3.9%			2.8%

Barnes Distribution reported sales of $537.7 million in 2007, a 12.3% increase over 2006 primarily as a result of $51.7 million of incremental sales from the 2006 acquisition of KENT. Although sales were positively impacted by price increases and continued growth in corporate and Tier II accounts, organic sales decreased $3.0 million. The translation of foreign currency sales favorably impacted 2007 reported sales by approximately $10.0 million as the Euro, Canadian dollar and British pound strengthened against the U.S. dollar.

Barnes Distribution’s operating profit in 2007 decreased 49.5% from 2006. Operating profit in 2007 included costs of approximately $9.1 million related to Project Catalyst. This project was launched in 2007 to address the under-performance of this business, particularly in the U.S and Canada, and the ongoing integration of the KENT business into Barnes Distribution’s European business. In the fourth quarter of 2007, certain right-sizing actions, including employee terminations, were implemented as a result of a comprehensive review of Barnes Distribution’s operations. In addition, operating profit was negatively impacted by higher product costs and selling expenses as a result of an investment in a larger fixed cost sales force as compared to 2006. These higher year-over-year costs were partially offset by lower incentive compensation in 2007 and the cost of a reduction in force in France of $1.7 million recorded in 2006. Additionally, in 2006 Barnes Distribution recorded a $1.5 million gain on the sale of a facility in Canada.

Outlook: Management, through its Project Catalyst initiatives, is focused on growing profitable organic sales and accelerating the pace of improvement within Barnes Distribution to achieve significant operating margin improvements in 2008. However, growth may be impacted by global economic conditions and costs associated with productivity and profitability initiatives may negatively impact near-term operating profits. Profitable organic sales growth is expected primarily as a result of organizational changes within sales management and a change in sales force compensation which focuses on market pricing, customer retention and penetration, and adding new customers. Additionally, strategic actions focused on expanded global product sourcing, and logistics and network optimization are expected to positively impact operating profit in 2008. Synergistic cost savings from the integration of KENT are expected in 2008.

Barnes Distribution reported sales of $479.0 million in 2006, a 15.5% increase over 2005 reflecting sales growth from acquisitions of 10.2%, organic sales growth of 4.1% and the favorable impact of foreign currency translation on sales of 1.1%. Incremental sales of $42.5 million in 2006 were provided by the acquisitions of Toolcom and KENT. Organic sales growth of $17.2 million was driven by further market penetration in North America, primarily in Corporate accounts and Tier II relationships, and improvements in key performance indicators such as the average order size. In addition, Barnes Distribution’s French operations reported higher year-over-year sales increases. Sales in Europe and Canada favorably impacted reported sales by approximately $4.5 million as foreign currencies, particularly the Canadian dollar, strengthened against the U.S. dollar.

Barnes Distribution’s operating profit in 2006 increased 62.9% over 2005. Operating profits were positively impacted by contributions from acquisitions and higher sales, particularly in the U.S. Additionally, 2006 profits were favorably impacted by a $1.5 million gain on the sale of a facility in Canada, lower incentive compensation and lower stock compensation. Partially offsetting these factors was the cost of a reduction in force in France in late 2006 of $1.7 million, higher sales force compensation costs, a shift in the business mix to lower margin customers and additional supplier costs which were not fully offset by higher selling prices. Pension costs were higher in 2006, due in part to a $0.7 million curtailment gain in 2005 which did not recur in 2006 and higher pension costs in Europe. In 2005 Barnes Distribution recorded an out-of-period $1.8 million reduction to cost of sales which positively impacted 2005 operating profit.

Barnes Industrial

($ in millions)	2007	2006	$ Change	% Change	2005
		As adjusted			As adjusted
Sales	$511.1	$484.6	$26.5	5.5%	$452.4
Operating profit	69.2	55.8	13.4	24.0%	39.7
Operating margin	13.5%	11.5%			8.8%

Sales at Barnes Industrial in 2007 were $511.1 million, a 5.5% increase from 2006. The increase in 2007 resulted from a $15.2 million favorable impact of the translation of foreign currency sales as foreign currencies strengthened against the U.S. Dollar, primarily in Europe. Additionally, 2007 sales included incremental sales of $12.9 million from the Hänggi acquisition. Barnes Industrial recorded organic sales growth during 2007 in its retention rings and gas springs businesses. This organic sales growth was more than offset by sales declines in the engineered springs and precision valve businesses, due to softness in the transportation and compressor markets, respectively.

Barnes Industrial’s operating profit was $69.2 million in 2007, a 24.0% increase from 2006. The higher operating profit includes the profit contribution from the Hänggi acquisition as well as profit improvements primarily in the engineered springs and retention rings businesses. The higher profits reported by engineered springs were driven by price increases as well as productivity. The retention rings business profit was driven by sales growth and the success of its lean initiatives. These profit improvements were partially offset by higher additional compensation and higher reorganization costs, including approximately $2.6 million associated with a reduction-in-force primarily at certain engineered springs locations which was recorded in the fourth quarter of 2007. In 2006 Barnes Industrial recorded $1.4 million of costs for the reorganization related to a plant closure and for the transfer of certain production to lower-cost facilities.

Outlook: Management is focused on organic sales growth in 2008 and leveraging the improvements in certain industrial end markets, primarily in Europe and Asia, in which Barnes Industrial has a market presence and competitive advantage. However, growth in the global economy is uncertain given current economic conditions. Management expects sales in certain North American markets, mainly for its engineered springs and precision valve businesses, to be impacted by softness in the transportation and compressor markets, respectively. Management continues to focus on improving profitability through sales growth, productivity and process improvement initiatives, though the costs of such initiatives may negatively impact near-term operating profits.

Barnes Industrial reported sales of $484.6 million in 2006, a 7.1% increase over 2005. The 2006 sales included incremental sales of $26.2 million from the Service Plus Distributors and Hänggi acquisitions. Sales from engineered springs operations improved over 2005, primarily the result of increased sales in Asia and pricing initiatives in North America. This organic sales growth was more than offset by, most notably, decreased sales from the specialty operations, excluding Hänggi, largely reflecting lower sales of nitrogen gas springs. The strength of European currencies favorably impacted the translation of foreign currency sales by approximately $5.8 million in 2006.

Barnes Industrial’s operating profit was $55.8 million in 2006, a 40.6% increase from 2005. The higher operating profit includes the profit contribution from the acquisition of Hänggi as well as higher profits at the engineered springs operations, the favorable impact of raw material cost deflation, lower stock compensation as compared to 2005, and lower costs driven by cost reduction initiatives. The higher profits at the engineered springs operations were driven by the recovery of a portion of prior years’ raw material cost inflation in the form of price increases in 2006. This was offset, in part, by $1.4 million of reorganization costs at Barnes Precision Valve related to a plant closure and costs for the transfer of certain production to lower-cost facilities and lower operating profit from the lower sales at the specialty operations. Barnes Industrial recorded higher pension and other postretirement benefit costs of $2.5 million in 2006 due in part to the ratification of union pension agreements in 2006. The incremental costs related to the new pension agreements were largely offset by cost savings.

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

The Company’s ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow and working capital management, and anticipates that operating activities in 2008 will generate significant cash. This operating cash flow may be supplemented with external borrowings to meet near-term organic business expansion and the Company’s current financial commitments. Any future acquisitions are expected to be financed through internal cash, borrowings and equity, or a combination thereof.

The Company regularly reviews its capital commitments and needs and the availability of financing through institutional sources and the capital markets. The Company expects to pursue opportunities to raise capital from time to time as it determines to be advisable based upon its capital needs, financing capabilities and market conditions.

Cash Flow

($ in millions)	2007	2006	$ Change	% Change	2005
Operating activities	$120.3	$114.3	$6.0	5.2%	$69.7
Investing activities	(128.1)	(247.3)	119.2	48.2%	(85.5)
Financing activities	(5.6)	140.9	(146.5)	NM	7.9
Exchange rate effect	(1.4)	(0.7)	(0.7)	(100)%	(0.3)

Increase (decrease) in cash	$(14.8)	$7.2	$(22.0)	NM	$(8.2)

NM – Not meaningful

Operating activities are the principal source of cash flow for the Company, generating $120.3 million in cash during 2007 compared to $114.3 million in 2006. The increase in operating cash flow in 2007 is due primarily to higher operating performance, offset partially by a higher investment in working capital, primarily at Barnes Aerospace. This investment is driven by Barnes Aerospace’s organic sales growth as well as an investment in inventory in its overhaul and repair business on the expectation of current and future demand.

Cash used by investing activities includes participation fee payments related to the aftermarket RSPs of $73.2 million in 2007 and $56.8 million in both 2006 and 2005. These payments were funded mainly with cash held outside the U.S. As of December 31, 2007, the Company had a $57.5 million liability for participation fees under the RSPs which is included in accounts payable. See Note 6 of the Notes to the Consolidated Financial Statements for further discussion of the aftermarket RSPs. Capital expenditures in 2007 were $50.2 million compared to $41.7 million in the 2006 period. The higher expenditure level in 2007 primarily reflects investments in operations at Barnes Distribution. The Company expects capital spending in 2008 to be approximately $50 million. Investing activities in 2006 include $96.3 million and $45.9 million, respectively, for the Hänggi and KENT acquisitions, net of cash acquired. Investing activities also included the acquisitions of Toolcom and Service Plus Distributors in 2005 and $18.6 million related to the proceeds from the 2005 sale of NASCO.

Cash from financing activities in 2007 included a net increase in borrowings of $6.0 million. The proceeds from the sale of the convertible subordinated debt issuance in 2007 (the “3.375% Convertible Notes”) were used to repay borrowings under the revolving credit facility. In 2006, the proceeds from borrowings along with cash generated from operating activities were used primarily to fund acquisitions, repay borrowings from The Development Bank of Singapore, and to fund working capital requirements, capital expenditures and dividends. In 2005, the net increase in borrowings included the issuance of $100.0 million of convertible subordinated debt (the “3.75% Convertible Notes”), the proceeds of which were used to pay down borrowings under the revolving credit facility. Proceeds from the issuance of common stock decreased $13.0 million to $15.2 million as a result of lower stock option exercises in the 2007 period. Cash dividends were increased to $0.545 per share compared to $0.485 in 2006. Total cash used to pay dividends increased in 2007 by $4.3 million to $29.1 million.

At December 31, 2007, the Company held $20.6 million in cash and cash equivalents, the majority of which are held outside the U.S. Since the repatriation of this cash to the U.S. would have adverse tax consequences, the balances remain outside the U.S. to fund future international growth investments, including capital expenditures, acquisitions and aftermarket RSP participation fees. In 2008, management anticipates that the RSP payments and borrowing repayments will be funded with cash generated outside the U.S.

The Company maintains borrowing facilities with banks to supplement internal cash generation. During 2007, the Company entered into an amended and restated revolving credit agreement which extended the maturity date until September 2012; increased the borrowing capacity of Barnes Group Switzerland GmbH; decreased the borrowing spread; and amended various financial and restrictive covenants, including the removal of the Consolidated Net Worth covenant. At December 31, 2007, $151.3 million was borrowed at an interest rate of 5.62% under this borrowing facility. Additionally, the Company had $6.0 million in borrowings under short-term bank credit lines at an interest rate of 6.51% at December 31, 2007. At December 31, 2007, approximately 62% of the Company’s borrowings are comprised of fixed rate debt.

Borrowing capacity is limited by various debt covenants in the Company’s debt agreements. The most restrictive borrowing capacity covenant in any agreement requires the Company to maintain a ratio of Consolidated Total Debt to EBITDA, as defined in the amended and restated revolving credit agreement, of not more than 4.00 times at December 31, 2007. The ratio requirement will decrease to 3.75 times for fiscal quarters ending after September 30, 2009. The actual ratio at December 31, 2007 was 2.14 times and would have allowed additional borrowings of $379.1 million.

The Company believes its credit facilities, coupled with cash generated from operations, are adequate for its anticipated future requirements. Recent distress in the credit and financial markets has reduced liquidity and credit availability, especially among non-investment grade credits, and increased volatility in the prices of securities. After assessing the consequences of this difficult new financial environment, the Company has determined that there has not been a significant impact on our financial position, operations, or liquidity in 2007. The Company’s domestic and foreign pension plans are 100% invested in daily-priced and readily-liquid investments in equity and fixed income securities. As discussed above, the Company’s strong cash flow and solid financial position enabled the refinancing of the $400.0 million revolving credit agreement at lower borrowing spreads and reduced covenant restrictions in September 2007. While the extent of future market turmoil cannot be predicted, the Company does not currently expect a significant impact to its liquidity, financial position or operations in 2008.

The funded status of the Company’s pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and benefit obligations. In 2007, the increase in the fair value of pension plan assets exceeded the increase in the projected benefit obligations of the plans, which had a positive impact on the funded status of the plans. As a result the Company recorded a $8.8 million non-cash after-tax increase in stockholders’ equity (through other non-owner changes to equity) to record the current year adjustment for changes in the funded status of its pension and postretirement benefit plans as required under SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. From a cash perspective, approximately $5.3 million in cash contributions were made by the Company to its various pension plans in 2007 including the required minimum contributions to its qualified U.S. pension plans. The Company expects to contribute approximately $5.3 million to its various plans in 2008.

Contractual Obligations and Commitments

At December 31, 2007, the Company had the following contractual obligations and commitments:

($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$431.1	$49.5	$30.4	$251.2	$100.0
Estimated interest payments under long-term obligations (1)	83.9	21.1	35.6	22.6	4.6
Capital lease obligations	3.1	0.2	0.4	0.5	2.0
Operating lease obligations	59.6	15.2	22.4	9.7	12.3
Purchase obligations (2)	182.3	164.2	14.9	0.9	2.3
Expected pension contributions (3)	5.3	5.3	—	—	—
Expected benefit payments – other postretirement benefit plans (4)	63.6	8.4	13.4	12.7	29.1

Total	$828.9	$263.9	$117.1	$297.6	$150.3

(1)	Interest payments under long-term debt obligations have been estimated based on the borrowings outstanding and market interest rates as of December 31, 2007.
(2)	The amounts do not include purchase obligations already reflected as current liabilities on the consolidated balance sheet. The purchase obligation amount includes all outstanding purchase orders as of the balance sheet date as well as the minimum contractual obligation or termination penalty under other contracts.
(3)	The amount included in “Less Than 1 Year” reflects anticipated contributions to the Company’s various pension plans. Anticipated contributions beyond one year are not determinable.
(4)	The amounts reflect anticipated future benefit payments under the Company’s various other postretirement benefit plans based on current actuarial assumptions. Expected benefit payments do not extend beyond 2017. See Note 9 of the Notes to the Consolidated Financial Statements.

The above table does not reflect unrecognized tax benefits as the timing of the potential payments of these amounts cannot be determined. See Note 10 of the Notes to the Consolidated Financial Statements.

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

Inventory Valuation: Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable value. Loss provisions, if any, on aerospace contracts are established when estimable. Loss provisions are based on the projected excess of manufacturing costs over the net revenues of the products or group of related products under contract. The process for evaluating the value of excess and obsolete inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may necessitate future adjustments to these provisions.

Business Acquisitions: Assets and liabilities acquired in a business combination are recorded at their estimated fair values at the acquisition date. At December 31, 2007, the Company had $380.5 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing annually or earlier testing if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. The assessment of goodwill involves the estimation of the fair value of “reporting units,” as defined by SFAS No. 142. Management completed this annual assessment during the second quarter of 2007 based on the best information available as of the date of the assessment, which incorporated management assumptions about expected future cash flows. Based on this assessment, there was no goodwill impairment in 2007. Future cash flows can be affected by changes in the global economy and local economies, industries and markets in which the Company sells products or services, and the execution of management’s plans, particularly with respect to integrating acquired companies. There can be no assurance that future events will not result in impairment of goodwill or other intangible assets.

Revenue Sharing Programs: The Company participates in aftermarket RSPs under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program. As consideration, the Company pays participation fees, which are recorded as long-lived intangible assets, and are recognized as a reduction to sales over the life of the program. The recoverability of the intangible asset is subject to significant estimates about future revenues related to the program’s aftermarket parts. Management updates revenue projections periodically, which includes comparing actual experience against projected revenue and obtaining industry projections. The potential exists that actual revenues will not meet expectations due to a change in market conditions. A shortfall in future revenues may indicate an impairment of the intangible asset. The Company evaluates the remaining useful life of this asset to determine whether events and circumstances warrant a revision to the remaining period of amortization. The intangible asset is reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company has not identified any impairment of these intangible assets. See Note 6 of the Notes to the Consolidated Financial Statements.

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

	Target Asset Mix %	Annual Return %
		Historical(1)	Long-Term Projection
Asset class
Large cap growth	17	11.5	10.5
Large cap value	17	13.8	12.8
Mid cap equity	12	14.6	13.6
Small cap growth	7	8.9	7.9
Small cap value	7	14.3	13.3
Non-U.S. equity	10	11.6	10.6
Real estate-related	5	13.6	10.6
Fixed income	20	9.0	6.0
Cash	5	6.4	3.4
Weighted average		12.1	10.5

(1)	Historical returns based on the life of the respective index, approximately 28 years.

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

The discount rate used for the Company’s U.S. pension plans is selected based on highly rated long-term corporate bond indices and yield curves that match the duration of the plans’ benefit obligations. The selected rate reflects the rate at which the pension benefits could be effectively settled. At December 31, 2007, the Company selected a discount rate of 6.40% for its U.S. pension plans. The discount rates for non-U.S. plans were selected based on indices of high-quality bonds using criteria applicable to the respective countries.

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

During 2007, the fair value of the Company’s pension plan assets increased by $14.4 million compared to an increase in projected benefit obligations of $4.5 million. The Company’s pension expense for 2007 was $4.1 million. Pension expense for 2008 is expected to decrease by approximately $1.6 million from the 2007 expense, due in part to curtailment expenses which were recorded in 2007 and are not forecasted to repeat in 2008. The 2008 expense estimate does not include potential future pension settlement costs.

Income Taxes: As of December 31, 2007, the Company had recognized $43.2 million of deferred tax assets, net of valuation reserves. The realization of these benefits is dependent in part on future taxable income. For those jurisdictions where the expiration date of tax loss carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided. Management believes that sufficient income will be earned in the future to realize deferred income tax assets, net of valuation allowances recorded. The recognized net deferred tax asset is based on the Company’s estimates of future taxable income. The realization of these deferred tax assets can be impacted by changes to tax codes, statutory tax rates and future taxable income levels. Additionally, the Company is exposed to certain tax contingencies in the ordinary course of business and, accordingly, records those tax liabilities in accordance with FIN No. 48. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized. For those income tax positions where it is more likely than not that a tax benefit will not be sustained, no tax benefit has been recognized in the financial statements.

Stock-Based Compensation: The Company accounts for its stock-based employee compensation plans at fair value on the grant date and recognizes the related cost in its consolidated statement of income in accordance with SFAS No. 123R, “Share-Based Payment,” which the Company adopted effective January 1, 2006 utilizing the modified retrospective method. The fair values of stock options are estimated using the Black-Scholes option-pricing model based on certain assumptions. The fair values of other stock awards are estimated based on the fair market value of the Company’s stock price on the grant date. See Note 2 of the Notes to the Consolidated Financial Statements.

Recent Accounting Changes

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This Statement was to be effective for the Company in 2008. However, in February 2008, the FASB issued Financial Statement of Position No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for Lease transactions, and FSP No. 157-2, which delayed the effective date of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities until 2009 for the Company. Effective in 2008, the Company will adopt the provisions of this Statement except as it relates to those nonfinancial assets and nonfinancial liabilities. The Company is currently evaluating the impact this Statement will have on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits the measurement of certain financial instruments at fair value with subsequent unrealized gains and losses recorded in earnings. This Statement will be effective for the Company in 2008. The Company does not expect this Statement to impact the Company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” The provisions of SFAS No. 141R change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and subsequent periods. This Statement will be effective prospectively for acquisitions made by the Company after December 31, 2008. The impact of this Statement on the Company’s financial position, results of operations and cash flows will be dependent on the terms, conditions and details of such acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” The provisions of SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This Statement will be effective for the Company in 2009. Since the Company currently does not have any minority interest investments, it does not expect this Statement will have an impact on the Company’s financial position, results of operations and cash flows.

EBITDA

Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) for 2007 were $202.8 million compared to $159.1 million in 2006. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes, and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company’s operating performance. The Company’s definition of EBITDA may not be comparable with EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors. Accordingly, the calculation has limitations depending on its use.

Following is a reconciliation of EBITDA to the Company’s net income (in millions):

	2007	2006
Net income	$101.3	$73.8
Add back:
Interest expense	25.1	23.7
Income taxes	25.8	19.4
Depreciation and amortization	50.6	42.2

EBITDA	$202.8	$159.1

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

The Company’s long-term debt portfolio consists of fixed-rate and variable-rate instruments and is managed to reduce the overall cost of borrowing while also minimizing the effect of changes in interest rates on near-term earnings. The Company’s primary interest rate risk is derived from its outstanding variable-rate debt obligations. At December 31, 2007, the result of a hypothetical 100 basis point increase in the average cost of the Company’s variable-rate debt would have reduced annual pretax profit by $1.6 million.

At December 31, 2007, the fair value of the Company’s fixed-rate debt was $371.8 million, compared with its carrying amount of $268.9 million. The Company estimates that a 100 basis point decrease in market interest rates at December 31, 2007 would have increased the fair value of the Company’s fixed-rate debt to $379.0 million.

The Company has manufacturing, sales and distribution facilities around the world and thus makes investments and conducts business transactions denominated in various currencies. The currencies of the locations where the Company’s business operations are conducted include the U.S. dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, Euro, Korean won, Mexican peso, Singapore dollar, Swedish krona, Swiss franc and Thai baht. The Company is exposed primarily to financial instruments denominated in currencies other than the functional currency at its international locations. A 10% adverse change in all currencies at December 31, 2007 would have resulted in a $0.2 million loss in the fair value of those financial instruments.

Foreign currency commitments and transaction exposures are managed at the operating units as an integral part of their businesses in accordance with a corporate policy that addresses acceptable levels of foreign currency exposures. The Company does not hedge its foreign currency net investment exposures except for its investment in Barnes Group Canada Corp. In 2007, the Company entered into a series of forward currency contracts to hedge a portion of its foreign currency net investment exposure in Barnes Group Canada Corp. for the purpose of mitigating exposure to foreign currency volatility on its future return on capital. Additionally, to reduce foreign currency exposure, management maintains the majority of foreign cash and short-term investments in local currency and uses forward currency contracts for non-functional currency denominated monetary assets and liabilities in an effort to reduce the effect of the volatility of changes in foreign exchange rates on the income statement. In historically weaker currency countries, such as Brazil and Mexico, management assesses the strength of these currencies relative to the U.S. dollar and may elect during periods of local currency weakness to invest excess cash in U.S. dollar-denominated instruments.

The Company’s exposure to commodity price changes relates to certain manufacturing operations that utilize high-grade steel spring wire, titanium and other specialty metals. The Company attempts to manage its exposure to increases in those prices through its procurement and sales practices.

Item 8. Financial Statements and Supplementary Data

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Net sales	$1,439,502	$1,259,656	$1,102,174

Cost of sales	892,685	797,472	705,488
Selling and administrative expenses	394,443	345,148	320,301

	1,287,128	1,142,620	1,025,789

Operating income	152,374	117,036	76,385

Other income	1,090	1,181	10,449

Interest expense	25,143	23,691	17,551
Other expenses	1,165	1,284	1,132

Income before income taxes and cumulative effect of a change in accounting principle	127,156	93,242	68,151

Income taxes	25,819	19,397	13,609

Income before cumulative effect of a change in accounting principle	101,337	73,845	54,542
Cumulative effect of a change in accounting principle, net of income taxes of $190	—	—	(391)

Net income	$101,337	$73,845	$54,151

Per common share:
Basic:
Income before cumulative effect of change in accounting principle	$1.90	$1.46	$1.16
Cumulative effect of change in accounting principle, net of tax	—	—	(0.01)

Net income	$1.90	$1.46	$1.15

Diluted:
Income before cumulative effect of change in accounting principle	$1.76	$1.39	$1.11
Cumulative effect of change in accounting principle, net of tax	—	—	(0.01)

Net income	$1.76	$1.39	$1.10

Dividends	0.545	0.485	0.42
Average common shares outstanding:
Basic	53,295,275	50,702,992	47,197,650
Diluted	57,525,832	52,943,494	49,018,382

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$20,600	$35,360
Accounts receivable, less allowances (2007 – $5,452; 2006 – $3,589)	211,346	190,775
Inventories	246,836	198,960
Deferred income taxes	29,087	24,923
Prepaid expenses	13,498	11,196

Total current assets	521,367	461,214

Deferred income taxes	14,085	23,544
Property, plant and equipment, net	230,545	209,645
Goodwill	380,486	358,600
Other intangible assets, net	330,458	236,561
Other assets	62,394	46,887

Total assets	$1,539,335	$1,336,451

Liabilities and Stockholders’ Equity
Current liabilities
Notes and overdrafts payable	$7,322	$5,600
Accounts payable	187,136	141,345
Accrued liabilities	107,202	102,951
Long-term debt – current	42,660	45,164

Total current liabilities	344,320	295,060

Long-term debt	384,482	376,318
Accrued retirement benefits	109,502	114,757
Other liabilities	47,084	30,521

Commitments and contingencies (Note 17)

Stockholders’ equity
Common stock – par value $0.01 per share
Authorized: 150,000,000 shares
Issued: shares at par value (2007 – 54,521,320; 2006 – 52,639,594)	545	526
Additional paid-in capital	230,721	194,210
Treasury stock, at cost (2007 – 452,469 shares; 2006 – 230,741 shares)	(10,583)	(4,608)
Retained earnings	422,790	352,823
Accumulated other non-owner changes to equity	10,474	(23,156)

Total stockholders’ equity	653,947	519,795

Total liabilities and stockholders’ equity	$1,539,335	$1,336,451

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
Operating activities:
Net income	$101,337	$73,845	$54,151
Adjustments to reconcile net income to net cash from operating activities:
Cumulative effect of change in accounting principle	—	—	391
Depreciation and amortization	50,607	42,226	34,858
Loss (gain) on disposition of property, plant and equipment	413	(986)	(287)
Non-cash stock compensation expense	7,566	7,929	16,914
Non-cash retirement savings plan contributions	7,462	6,223	3,050
Withholding taxes paid on stock issuances	(5,921)	(4,564)	(5,432)
Gain on the sale of NASCO	—	—	(8,892)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(12,836)	(7,942)	(15,749)
Inventories	(41,775)	(24,658)	(22,978)
Prepaid expenses	(968)	1,127	997
Accounts payable	14,683	14,407	5,209
Accrued liabilities	(5,775)	(1,275)	6,382
Deferred income taxes	4,707	2,763	2,300
Long-term retirement benefits	596	4,263	(1,342)
Other	222	963	80

Net cash provided by operating activities	120,318	114,321	69,652

Investing activities:
Proceeds from disposition of property, plant and equipment	1,563	4,975	1,867
Proceeds from the sale of NASCO	—	—	18,600
Capital expenditures	(50,197)	(41,712)	(26,097)
Business acquisitions, net of cash acquired	(2,991)	(147,896)	(20,591)
Revenue sharing program payments	(73,150)	(56,800)	(56,750)
Other	(3,286)	(5,912)	(2,486)

Net cash used by investing activities	(128,061)	(247,345)	(85,457)

Financing activities:
Net change in other borrowings	(235)	3,815	4,138
Payments on long-term debt	(278,210)	(156,181)	(146,366)
Proceeds from the issuance of long-term debt	284,422	291,852	164,029
Proceeds from the issuance of common stock	15,176	28,193	7,101
Common stock repurchases	(54)	(712)	(149)
Dividends paid	(29,111)	(24,803)	(19,879)
Excess tax benefit on stock awards	6,614	—	2,780
Other	(4,189)	(1,252)	(3,706)

Net cash (used) provided by financing activities	(5,587)	140,912	7,948

Effect of exchange rate changes on cash flows	(1,430)	(640)	(366)

Increase (decrease) in cash and cash equivalents	(14,760)	7,248	(8,223)

Cash and cash equivalents at beginning of year	35,360	28,112	36,335

Cash and cash equivalents at end of year	$20,600	$35,360	$28,112

Supplemental Disclosure of Cash Flow Information:

Non-cash financing and investing activities in 2007, 2006 and 2005 include the acquisition of $57.5 million, $27.2 million and $27.8 million, respectively, of intangible assets and the recognition of the corresponding liabilities in connection with the aftermarket RSPs. In 2006, non-cash investing and financing activities include the issuance of $30.7 million of common stock in connection with the acquisition of Hänggi.

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
January 1, 2005	$488	$130,353	$(31,541)	$270,785	$(13,709)	$356,376
Comprehensive income:
Net income				54,151		54,151
Foreign currency translation adjustments, net					(7,353)	(7,353)
Unrealized gains on hedging activities, net					579	579
Minimum pension liability adjustment, net					(5,494)	(5,494)

Comprehensive income				54,151	(12,268)	41,883
Dividends paid				(19,879)		(19,879)
Common stock repurchases			(149)			(149)
Employee stock plans		6,609	17,100	(783)		22,926

December 31, 2005	488	136,962	(14,590)	304,274	(25,977)	401,157

Comprehensive income:
Net income				73,845		73,845
Foreign currency translation adjustments, net					19,323	19,323
Unrealized gains on hedging activities, net					42	42
Minimum pension liability adjustment, net					9,791	9,791

Comprehensive income				73,845	29,156	103,001
Adjustment to initially apply SFAS No. 158, net					(26,335)	(26,335)
Dividends paid				(24,803)		(24,803)
Common stock repurchases			(712)			(712)
Stock issued for the purchase of Hänggi	16	30,666				30,682
Employee stock plans	22	26,582	10,694	(493)		36,805

December 31, 2006	526	194,210	(4,608)	352,823	(23,156)	519,795

Comprehensive income:
Net income				101,337		101,337
Foreign currency translation adjustments, net					24,287	24,287
Unrealized gains on hedging activities, net					522	522
Pension and postretirement benefits adjustments, net					8,821	8,821

Comprehensive income				101,337	33,630	134,967
Dividends paid				(29,111)		(29,111)
Common stock repurchases			(54)			(54)
Adjustment to initially apply FIN No. 48				(1,688)		(1,688)
Employee stock plans	19	36,511	(5,921)	(571)		30,038

December 31, 2007	$545	$230,721	$(10,583)	$422,790	$10,474	$653,947

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

In 2007, the Company realigned its reportable business segments by transferring the stock spring catalog and custom solutions business from Barnes Distribution to Barnes Industrial, whose engineered springs business manufactures many of the products sold by this business. Segment information was adjusted on a retrospective basis to reflect this change.

See Note 10 for discussion of the impact of the Company’s adoption of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.

Consolidation: The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. Intercompany transactions and account balances have been eliminated. The Company accounted for its 45% investment in the common stock of NASCO, a suspension spring company jointly owned with NHK Spring Co., Ltd. of Japan since 1986, under the equity method. As described in Note 18, the Company sold its investment in NASCO during 2005. The accompanying income statements include other expense of $45 for 2005 (through the sale date), from the Company’s investment in NASCO. In addition, other income in 2005 includes the pre-tax gain on the sale of NASCO of $8,892. The Company received dividends from NASCO totaling $17 in 2005 (through the sale date).

Revenue recognition: Sales and related cost of sales are recognized when products are shipped or delivered to customers depending upon when title and risk of loss have passed. In the Barnes Aerospace segment, the Company recognizes revenue based on the units-of-delivery method in accordance with Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

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

Inventories: Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market. Loss provisions, if any, on aerospace contracts are established when estimable. Loss provisions are based on the projected excess of manufacturing costs over the net revenues of the products or group of related products under contract.

Property, plant and equipment: Property, plant and equipment is stated at cost. Depreciation is recorded over estimated useful lives, ranging from 20 to 50 years for buildings, three to five years for computer

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equipment, four to 12 years for machinery and equipment and 12 to 17 years for furnaces and boilers. The straight-line method of depreciation was adopted for all property, plant and equipment placed in service after March 31, 1999. For property, plant and equipment placed into service prior to April 1, 1999, depreciation is calculated using accelerated methods.

Goodwill: Goodwill represents the excess purchase cost over the fair value of net assets of companies acquired in business combinations. Goodwill lives are considered indefinite. Goodwill is subject to impairment testing in accordance with SFAS No. 142 on an annual basis or more frequently if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Based on this assessment, there was no goodwill impairment in 2007, 2006 or 2005.

Revenue Sharing Programs: The Company, through its Barnes Aerospace business, participates in aftermarket RSPs under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program. As consideration, the Company pays participation fees, which are recorded as long-lived intangible assets, and are recognized as a reduction to sales over the life of the program. The recoverability of the intangible asset is subject to significant estimates about future revenues related to the program’s aftermarket parts. Management updates revenue projections periodically, which includes comparing actual experience against projected revenue and obtaining industry projections. The potential exists that actual revenues will not meet expectations due to a change in market conditions. A shortfall in future revenues may indicate an impairment of an intangible asset. The Company evaluates the remaining useful life of this asset to determine whether events and circumstances warrant a revision to the remaining period of amortization. The intangible asset is reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company has not identified any impairment of these intangible assets. See Note 6.

Derivatives: The Company has manufacturing, sales and distribution facilities around the world and thus makes investments and conducts business transactions denominated in various currencies. The Company is also exposed to fluctuations in interest rates and commodity price changes. These financial exposures are monitored and managed by the Company as an integral part of its risk management program. The Company uses financial instruments to hedge its exposure to fluctuations in interest rates, foreign currency exchange rates and to hedge its foreign currency net investment exposure, but does not use derivatives for speculative or trading purposes or to manage commodity exposures.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires that all derivative instruments be recorded on the balance sheet at fair value. Foreign currency contracts may qualify as fair value hedges of unrecognized firm commitments, cash flow hedges of recognized assets and liabilities or anticipated transactions, or a hedge of a net investment. Changes in the fair market value of derivatives that qualify as fair value hedges or cash flow hedges are recorded directly to earnings or accumulated other non-owner changes to equity, depending on the designation. Amounts recorded to accumulated other non-owner changes to equity are reclassified to earnings in a manner that matches the earnings impact of the hedged transaction. Any ineffective portion, or amounts related to contracts that are not designated as hedges, are recorded directly to earnings. For a derivative used as a hedge of a net investment in a foreign operation, the changes in the derivative’s fair value, to the extent that the derivative is effective as a hedge, are recorded in the foreign currency translation component of accumulated other non-owner changes to equity. The Company’s policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item.

At December 31, 2007 and 2006, the fair value of derivatives held by the Company was a net liability of $6,106 and a net asset of $195, respectively. Amounts reclassified to earnings from accumulated other non-owner

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changes to equity in 2007, 2006 or 2005 were not material. Amounts in accumulated other non-owner changes to equity expected to be reclassified to earnings within the next year are not material. During 2007, gains or losses related to hedge ineffectiveness were immaterial. Net foreign currency transaction gains of $96 were included in income in 2007 and net foreign currency transaction losses of $295 and $243 were included in income in 2006 and 2005, respectively.

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

2. Stock-Based Compensation

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

The fair values of stock options are estimated using the Black-Scholes option-pricing model based on certain assumptions. The fair values of other stock awards are estimated based on the fair market value of the Company’s stock price on the grant date. Estimated forfeiture rates are applied to outstanding awards. In accordance with SFAS No. 123R, the Company records the cash flows resulting from tax deductions in excess of compensation for those options and other stock awards, if any, as financing cash flows. The Company has elected the shortcut method as described in FASB Staff Position No. 123(R)-3 for determining the available pool of windfall tax benefits upon adoption. The Company accounts for the utilization of windfall tax benefits using the tax law ordering approach.

Please refer to Note 14 for a description of the Company’s stock incentive award plans and their general terms. As of December 31, 2007, incentives had been awarded in the form of incentive stock rights, performance share unit awards and restricted stock unit awards (collectively, “Rights”) and stock options. The Company has elected to use the straight-line method to recognize compensation costs. Stock option awards vest over a period ranging from six months to five years. The maximum term of stock option awards is 10 years. Upon exercise of a stock option or upon vesting of Rights, shares are issued from treasury shares held by the Company or from authorized shares. Effective January 1, 2006, the Company eliminated the reload feature relative to its stock option awards and decreased the discount for stock purchases under its Employee Stock Purchase Plan from 15% to 5%.

During 2007, 2006 and 2005, the Company recognized $7,566, $7,929 and $16,914, respectively, of stock-based compensation cost and $2,894, $3,033 and $6,470, respectively, of related tax benefits in the accompanying consolidated statements of income. In addition, the Company has recorded $6,614, $0 and $2,780 of excess tax benefits in additional paid-in capital in 2007, 2006 and 2005, respectively. The Company has not realized all available tax benefits for tax deductions from awards exercised or issued in these periods because these items did not reduce current taxes payable in the period. At December 31, 2007, the Company had $10,003 of unrecognized compensation costs related to unvested awards which are expected to be recognized over a weighted average period of 2.8 years.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the Company’s stock option awards during 2007, 2006 and 2005:

	Number of Shares	Weighted-Average Exercise Price
Outstanding, January 1, 2005	6,775,848	$12.34
Granted	4,110,370	15.44
Exercised	(4,361,524)	12.39
Forfeited	(125,518)	12.50

Outstanding, December 31, 2005	6,399,176	14.29
Granted	581,925	19.34
Exercised	(1,977,924)	13.67
Forfeited	(67,520)	14.71

Outstanding, December 31, 2006	4,935,657	15.12
Granted	795,849	23.36
Exercised	(944,683)	14.94
Forfeited	(198,169)	20.26

Outstanding, December 31, 2007	4,588,654	16.36

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Of Shares	Average Remaining Life (Years)	Average Exercise Price	Number Of Shares	Average Exercise Price
$8.47 to $13.76	1,372,180	4.19	$11.73	999,389	$11.61
$13.77 to $17.09	1,275,235	4.70	15.72	1,131,858	15.83
$17.10 to $20.21	1,260,239	4.59	18.21	821,788	17.53
$20.22 to $34.10	681,000	8.28	23.49	5,294	20.43

The Company received cash proceeds from the exercise of stock options of $14,112, $27,039 and $5,578 in 2007, 2006 and 2005, respectively. The total intrinsic value (the amount by which the stock price exceeds the exercise price of the option on the date of exercise) of the stock options exercised during 2007, 2006 and 2005 was $14,260, $14,982 and $15,818, respectively.

The weighted average fair value of stock options granted in 2007, 2006 and 2005 was $6.04, $4.80 and $2.74, respectively. The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2007	2006	2005
Risk-free interest rate	4.66%	4.55%	3.90%
Expected life (years)	5.2	5.1	2.4
Expected volatility	31.6%	30.0%	30.0%
Expected dividend yield	3.09%	3.16%	2.79%

The risk-free interest rate is based on the term structure of interest rates at the time of the option grant. The expected life represents an estimate of the period of time that options are expected to remain outstanding.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumptions of expected volatility of the Company’s common stock and expected dividend yield are estimates of future volatility and dividend yields based on historical trends.

The following table summarizes information about stock options outstanding that are expected to vest and stock options outstanding that are exercisable at December 31, 2007:

Options Outstanding, Expected to Vest				Options Outstanding, Exercisable
Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term
4,452,664	$16.36	$75,808	5.12 years	2,958,329	$14.89	$54,742	3.68 years

The following table summarizes information about the Company’s Rights during 2007, 2006 and 2005.

	Number of Units	Weighted- Average Fair Value
Non-vested, January 1, 2005	1,727,284	$11.23
Granted	526,758	13.21
Forfeited	(120,858)	11.88
Vested / Issued	(300,238)	13.06

Outstanding, December, 31, 2005	1,832,946	11.74
Granted	293,136	18.80
Forfeited	(129,674)	13.12
Vested / Issued	(664,424)	19.75

Outstanding, December, 31, 2006	1,331,984	13.47
Granted	203,686	23.89
Forfeited	(54,484)	17.26
Vested / Issued	(629,277)	12.53

Outstanding, December, 31, 2007	851,909	16.46

As of December 31, 2007, there were 851,909 non-vested Rights outstanding, of which 710,434 Rights vest upon meeting certain service conditions and 141,475 Rights vest upon satisfying established performance goals. Of the 710,434 Rights that vest upon meeting service conditions, 88,000 Rights have accelerated vesting provisions based upon meeting established market conditions. Fifty percent of these Rights vest upon the fair market value of the Company’s stock price exceeding 200% of the grant date fair market value for 30 consecutive trading days. The remaining 50% vest on the first anniversary of such 30th consecutive trading day or, if earlier, the vesting date. During the second quarter of 2007, the vesting acceleration conditions of 186,000 Rights were satisfied. Fifty percent of these Rights (93,000 Rights) vested on June 20, 2007 and the remaining 50% (88,000 Rights net of forfeitures) will vest on the first anniversary.

3. Acquisitions

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

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2005, the Company acquired the stock of Toolcom Supplies Ltd., a distributor of maintenance, repair and operating supplies in the United Kingdom. Toolcom is being integrated into the Barnes Distribution segment, strengthening its presence in Europe through geographic expansion in the United Kingdom and increasing its product offerings. The purchase price to the seller was 7.6 million pounds sterling ($13,600), of which 2.2 million pounds sterling were payable within two years of the closing date, contingent upon the occurrence of certain events or the achievement of certain performance targets. In 2006, 0.9 million pounds sterling ($1,663) had been earned and paid. In 2007, the remaining 1.3 million pounds sterling ($2,713) had been earned and paid. As of December 31, 2007, there were no remaining contingent payments related to the Toolcom acquisition.

In September 2005, the Company acquired substantially all of the assets of Service Plus Distributors, Inc., a distributor of gas springs, dampers and hardware to equipment and vehicle manufacturers. Service Plus Distributors has been integrated into Barnes Industrial’s Raymond business and complements Raymond’s product offerings. The purchase price to the seller was $13,654 of which $3,700 could be earned within three years of the closing date, contingent upon the occurrence of certain events or the achievement of certain performance targets. In 2006, $1,500 had been earned and paid. The remaining balance of $2,200 as of December 31, 2007 will be recorded if and when paid.

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

In May 2006, the Company acquired Heinz Hänggi GmbH, Stanztechnik, a developer and manufacturer of high-precision punched and fine-blanked components, and a producer of orifice plates, used in fuel injectors throughout the world. Its range of manufacturing solutions allows Hänggi to serve diversified industries, including high-precision components for transportation suppliers, the power tools sector, the watch industry, consumer electronics, telecommunications, medical devices, and textile machinery sectors. A majority of Hänggi’s sales are in Europe. Hänggi has been integrated into the Barnes Industrial segment. The Company reported $19,453 in sales from Hänggi for the period from the acquisition date through December 31, 2006. The purchase price of 162.0 million Swiss francs ($132,013) was paid through a combination of 122.0 million Swiss francs ($101,337) in cash and 1,628,676 shares of Barnes Group Inc. common stock ($30,682 based upon a market value determined at the time of the purchase agreement). The purchase cost, consisting of the purchase price of $132,013 plus transaction costs of $2,614, net of cash acquired of $7,672, was $126,955.

In July 2006, the Company acquired the KENT Division of Premier Farnell, a distributor of adhesives, sealants, specialty cleaning chemicals, abrasives, tools and other consumables to the European transportation aftermarket and industrial maintenance market. KENT is being integrated into the Barnes Distribution segment. The Company reported $33,498 in sales from KENT for the period from the acquisition date through December 31, 2006. The purchase price of 24.0 million pounds sterling ($44,856) was paid in cash. The purchase cost, consisting of the purchase price of $44,856 plus transaction costs of $2,710, net of cash acquired of $1,506, was $46,060.

In November 2006, the Company acquired the assets of the Nitropush product line of nitrogen gas springs from Orflam Industries of France for 1.4 million euros ($1,843). The total purchase cost was $1,997. The Nitropush product line has been integrated into the Barnes Industrial business segment.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimates of fair values of the assets acquired and liabilities assumed in connection with the Hänggi, KENT and Nitropush acquisitions.

Current assets	$34,717
Property, plant and equipment	44,361
Intangible and other assets	24,235
Goodwill	109,549

Total assets acquired	212,862

Current liabilities	(21,392)
Other liabilities	(16,458)

Total liabilities assumed	(37,850)

Net assets acquired	$175,012

The following table reflects the unaudited pro forma operating results of the Company for 2006 and 2005, which give effect to the acquisitions of Hänggi, KENT and Nitropush as if they had occurred on January 1, 2006 and January 1, 2005, respectively. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred if the acquisitions had been effective January 1, 2006 and January 1, 2005, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company, Hänggi, KENT and Nitropush adjusted for certain items including depreciation and amortization expense associated with the assets acquired and the Company’s financing arrangements. The pro forma information does not include the effects of any synergies and cost reduction initiatives related to the acquisitions.

	2006	2005
Net sales	$1,319,858	$1,209,437
Income before income taxes	99,986	76,858
Net income	78,715	60,623

Net income per share:
Basic	$1.53	$1.24
Diluted	1.46	1.20

4. Inventories

Inventories at December 31 consisted of:

	2007	2006
Finished goods	$145,896	$123,460
Work-in-process	61,027	42,898
Raw materials and supplies	39,913	32,602

	$246,836	$198,960

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Property, Plant and Equipment

Property, plant and equipment at December 31 consisted of:

	2007	2006
Land	$15,395	$13,561
Buildings	117,892	109,672
Machinery and equipment	489,441	441,754

	622,728	564,987
Less accumulated depreciation	(392,183)	(355,342)

	$230,545	$209,645

Depreciation expense was $36,348, $31,834 and $29,501 during 2007, 2006 and 2005, respectively.

6. Goodwill and Other Intangible Assets

Goodwill: The following table sets forth the change in the carrying amount of goodwill for each reportable segment and the Company:

	Barnes Aerospace	Barnes Distribution	Barnes Industrial	Total Company
		As adjusted	As adjusted
January 1, 2006	$30,786	$117,506	$87,007	$235,299
Goodwill acquired, net of adjustments	—	30,652	79,631	110,283
Foreign currency translation	—	250	12,768	13,018

December 31, 2006	30,786	148,408	179,406	358,600
Goodwill acquired, net of adjustments	—	6,560	(753)	5,807
Foreign currency translation	—	6,095	9,984	16,079

December 31, 2007	$30,786	$161,063	$188,637	$380,486

In 2006, the changes in goodwill recorded at Barnes Distribution include $28,130 of goodwill from the acquisition of KENT. Additionally, goodwill was increased as a result of contingent purchase price adjustments of 0.9 million pounds sterling ($1,663) for the achievement of certain performance targets related to the Toolcom acquisition. The 2006 changes in goodwill recorded at Barnes Industrial include $78,325 of goodwill from the acquisition of Hänggi. Additionally, goodwill was increased as a result of contingent purchase price adjustments of $1,500 for the achievement of certain performance targets related to the Service Plus Distributors acquisition. The purchase price allocations of the Toolcom and Service Plus Distributors acquisitions were finalized during 2006 and resulted in minor adjustments to intangible asset valuations and goodwill.

In 2007, the purchase price allocation of the KENT acquisition was finalized and resulted in an increase in Barnes Distribution goodwill of $3,847 primarily as a result of the recognition of assumed liabilities. Barnes Distribution goodwill also increased as a result of the contingent purchase price adjustment of 1.3 million pounds sterling ($2,713) for the occurrence of certain events and the achievement of certain performance targets related to the 2005 Toolcom acquisition. Additionally, the purchase price allocation of the Hänggi acquisition was finalized in 2007 and resulted in a decrease in Barnes Industrial goodwill primarily as a result of adjustments to the valuation of certain assets and liabilities acquired.

Of the $380,486 of goodwill at December 31, 2007, $144,153 is tax deductible.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets: Other intangible assets at December 31 consisted of:

		2007		2006
	Range of Life-Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue Sharing Programs	Up to 30	$293,700	$(11,785)	$190,200	$(5,359)
Customer lists/relationships	10	28,578	(9,150)	28,333	(6,160)
Patents, trademarks/trade names	5-30	25,196	(6,457)	24,974	(4,247)
Other	Up to 15	8,262	(2,068)	8,262	(1,576)

		355,736	(29,460)	251,769	(17,342)
Foreign currency translation		4,182	—	2,134	—

Other intangible assets		$359,918	$(29,460)	$253,903	$(17,342)

Amortization of intangible assets for the year ended December 31, 2007 was $12,118. Over the next five years, the estimated aggregate amortization expense is expected to increase from approximately $13,100 in 2008 to $16,200 in 2012.

The Company has entered into a number of aftermarket RSP agreements each of which is with a major aerospace customer, General Electric, and under which the Company is the sole supplier of certain aftermarket parts to this customer. As consideration for these agreements, the Company agreed to pay participation fees to General Electric. The Company has recorded the participation fees as long-lived intangible assets which will be recognized as a reduction to sales over the life of the related aircraft engine program. As consideration for the additional RSP agreements entered into during 2006, the Company agreed to pay participation fees aggregating $57,050, of which $29,900 was paid in 2006 and $27,150 was paid in 2007. Additionally, in 2006 an amendment was made to a previous RSP agreement which reduced the related intangible asset by $850. As consideration for the additional RSP agreements entered into during 2007, the Company agreed to pay participation fees aggregating $103,500, of which $46,000 was paid in 2007 and $57,500 will be paid in 2008.

In connection with the 2006 acquisitions, the Company recorded intangible assets of $15,954 related to customer lists/relationships, patents, a non-compete agreement and sales order backlog for the Hänggi acquisition, $6,678 related to customer lists/relationships, trademarks and trade names for the KENT acquisition and $1,603 related to a trade name for the Nitropush acquisition.

7. Accrued Liabilities

Accrued liabilities at December 31 consisted of:

	2007	2006
Payroll and other compensation	$44,492	$37,881
Pension and other postretirement benefits	11,081	9,692
Income taxes currently payable	8,569	9,923
Other	43,060	45,455

	$107,202	$102,951

Business reorganization accruals are included in accrued liabilities in the accompanying consolidated balance sheets and are included in “payroll and other compensation” above.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the 2004 Barnes Precision Valve acquisition and a plan to streamline its global operations, the Company recorded certain exit costs in 2005 resulting from a plan to reorganize certain business facilities and involuntarily terminate employees. The Company recorded $716 of severance costs as assumed liabilities during 2005, which related primarily to involuntary terminations of salaried and hourly personnel at a U.S. facility. Additional costs of $1,381 in 2006 related to these actions were expensed as incurred. The reorganization was completed in 2006.

In connection with the acquisition and integration of KENT and as part of Project Catalyst, Barnes Distribution implemented certain right-sizing actions which included employee terminations. In connection with these actions, Barnes Distribution recorded total costs of $9,546 of which $3,839 was reflected as assumed liabilities in the allocation of the purchase price to net assets acquired and $5,707 was recorded as an expense, $1,746 in 2006 and $3,961 in 2007. These costs are recorded in selling and administrative expenses in the accompanying consolidated statements of income. In addition, Barnes Distribution recorded $493 of foreign currency translation losses. Barnes Distribution has paid $648 during 2006 and $2,729 during 2007 related to these actions. The remainder of $6,662 is expected to be paid in 2008.

During the fourth quarter of 2007, the Company implemented within Barnes Industrial a reduction-in-force, and production realignment and product rationalization activities. As a result of these combined actions, the Company expects to incur a total charge of approximately $4,743 of which $3,156 is expected to result in cash expenditures. The amount expensed in 2007 of $2,582 relates primarily to employee termination costs and is included in selling and administrative expenses in the accompanying consolidated statements of income. Of this amount, $602 relates to non-cash items and $235 was paid in 2007. The remainder is expected to be paid in 2008. The remaining charge of $2,161 will be expensed in 2008 or later and is expected to be offset by related savings. This amount relates primarily to pension settlement costs, relocation costs and equipment transfer costs.

8. Debt and Commitments

Long-term debt and notes and overdrafts payable at December 31 consisted of:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
7.66% Notes	$—	$—	$24,500	$24,897
7.80% Notes	45,500	48,718	45,500	50,500
9.34% Notes, including deferred gain	20,275	20,939	40,827	44,535
3.75% Convertible Notes	100,000	167,330	100,000	119,650
3.375% Convertible Notes	100,000	131,651	—	—
Revolving credit agreement	151,250	151,250	203,500	203,500
Industrial revenue bonds	7,000	7,000	7,000	7,000
Borrowings under lines of credit	6,000	6,000	5,600	5,600
Foreign bank overdrafts	1,322	1,322	—	—
Capital leases	3,117	3,117	155	155

	434,464	537,327	427,082	455,837
Less current maturities	(49,982)	(49,982)	(50,764)	(50,764)

Long-term debt	$384,482	$487,345	$376,318	$405,073

The Company’s long-term debt portfolio consists of fixed-rate and variable-rate instruments and is managed to reduce the overall cost of borrowing and to mitigate fluctuations in interest rates. Interest rate fluctuations

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

result in changes in the market value of the Company’s fixed-rate debt. The fair values of the Company’s Notes are determined using discounted cash flows based upon the Company’s estimated current interest cost for similar types of borrowings or current market value. The carrying values of other long-term debt and notes payable approximate their fair market values.

The 7.66% Notes were paid in 2007. The 7.80% Notes are payable in three equal annual installments beginning in 2008. The 9.34% Notes are payable in three equal annual installments, the first two payments of which were made in 2006 and 2007 and the remaining payment will be made in 2008. In August 2002, the Company terminated its $60,000 interest rate swap dated July 2001. The Company received a payment of $5,286 at termination. The payment represented $4,702 for the fair value of the swap plus $584 for accrued interest at the time of termination. The accumulated adjustment to the carrying value of the debt is being amortized in accordance with the terms of the underlying debt, which effectively reduces the fixed rate of the debt to 7.84%.

In 2005, the Company sold $100,000 of 3.75% Senior Subordinated Convertible Notes due in August 2025 with interest payable semi-annually on February 1 and August 1 of each year commencing on February 1, 2006. The 3.75% Convertible Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company. These notes are subject to redemption at their par value at any time, at the option of the Company, on or after February 1, 2011. These notes may be converted, under certain circumstances, into a combination of cash and common stock of the Company at a conversion value equal to 47.6895 shares per note, equivalent to a conversion price of approximately $20.97 per share of common stock. The first $1 of the conversion value of each note would be paid in cash and the additional conversion value, if any, would be paid in cash or common stock, at the option of the Company.

In March 2007, the Company sold $100,000 of 3.375% Senior Subordinated Convertible Notes due in March 2027 with interest payable semi-annually on March 1 and September 1 of each year commencing on September 1, 2007. The net proceeds from this offering were used to repay indebtedness under the Company’s revolving credit facility. The 3.375% Convertible Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company. These notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. These notes may be converted, under certain circumstances, into a combination of cash and common stock of the Company at a conversion value equal to 34.9161 shares per note, equivalent to a conversion price of approximately $28.64 per share of common stock. The first $1 of the conversion value of each note would be paid in cash and the additional conversion value, if any, would be paid in cash or common stock, at the option of the Company.

The 3.75% Convertible Notes and the 3.375% Convertible Notes are eligible for conversion upon meeting certain conditions as provided in the respective indenture agreements. For the periods from July 1, 2007 through September 30, 2007 and October 1, 2007 through December 31, 2007, the 3.75% Convertible Notes were eligible for conversion; however, during this period, none of the notes was converted. Additionally, the 3.75% Convertible Notes are eligible for conversion from January 1, 2008 through March 31, 2008. The Company continued to classify the 3.75% Convertible Notes as non-current as the Company has both the intent and ability, through its revolving credit facility, to refinance these notes on a long-term basis. The 3.375% Convertible Notes were not eligible for conversion during any period in 2007 and are not eligible for conversion in the first quarter of 2008.

In September 2007, the Company entered into a fourth amended and restated revolving credit agreement (the “Amended Credit Agreement”) with certain participating banks and financial institutions. The Amended Credit Agreement extended the maturity date of the facility to September 2012; increased the borrowing capacity of Barnes Group Switzerland GmbH to 100% of the credit line; decreased the borrowing spread to the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 0.30% to 1.15%, depending on the Company’s

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

debt ratio at the time of the borrowing; and amended various financial and restrictive covenants, including the removal of the Consolidated Net Worth covenant. The available bank credit of $400,000 and other provisions of the revolving credit agreement remained unchanged. The interest rate on these borrowings was 5.62% and 6.12% on December 31, 2007 and 2006, respectively. The Company also pays a facility fee on the total commitment amount of the revolving credit which can range from 0.20% to 0.40%, depending on the Company’s debt ratio at the end of each calendar quarter. At December 31, 2007, the Company had borrowed $151,250 under this agreement.

In addition, the Company has available approximately $15,000 in uncommitted short-term bank credit lines of which $6,000 and $5,600 was borrowed at December 31, 2007 and 2006, respectively. The interest rates on the December 31, 2007 and 2006 borrowings were 6.51% and 7.34%, respectively. The Company had also borrowed $1,322 at December 31, 2007 under its foreign bank overdraft facilities.

The Industrial Revenue Bonds, due in 2008, have variable interest rates. The interest rates on this borrowing were 3.53% and 3.95% at December 31, 2007 and 2006, respectively.

Long-term debt and notes payable, excluding the deferred gain on the terminated swap, are payable as follows: $49,707 in 2008, $15,378 in 2009, $15,390 in 2010, $237 in 2011, $251,500 in 2012 and $101,977 thereafter.

In addition, the Company had outstanding letters of credit totaling $1,547 at December 31, 2007.

The Company’s debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios, and minimum levels of net worth. The agreements also place certain restrictions on indebtedness and investments by the Company and its subsidiaries. In 2006, the Company amended its 7.66% Senior Notes, its 7.80% Senior Notes and its 9.34% Senior Notes to conform their restrictive covenants with those in the amended and restated revolving credit agreement discussed above with respect to permitted acquisitions, restrictions on liens, permitted indebtedness, permitted investments and consolidated leverage ratio requirements. The most restrictive borrowing capacity covenant in any agreement required the Company to maintain a ratio of Consolidated Total Debt to EBITDA, as defined in the Amended Credit Agreement, of not more than 4.00 times at December 31, 2007.

Interest paid was $30,001, $26,270 and $19,719, in 2007, 2006 and 2005, respectively. The interest paid in 2007 includes $3,636 of capitalized debt issuance costs related to the 3.375% Convertible Notes which are being amortized over 240 months and $438 related to the amended credit agreement which are being amortized over the remaining term of the agreement. The interest paid in 2006 includes $1,212 of capitalized debt issuance costs related to the amended credit agreement which are being amortized over the remaining term of the agreement. The interest paid in 2005 includes $3,666 of capitalized debt issuance costs related to the 3.75% Convertible Notes which are being amortized over 240 months. Interest capitalized was $654, $714 and $241 in 2007, 2006 and 2005, respectively, and is being depreciated over the lives of the related fixed assets.

9. Pension and Other Postretirement Benefits

The Company accounts for its pension and other postretirement benefits in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which was effective for the year ended December 31, 2006. This Statement requires the Company to recognize the overfunded or underfunded status of its defined benefit postretirement plans as assets or liabilities in the accompanying consolidated balance sheets and to recognize changes in the funded status of the plans in comprehensive income.

The Company has defined contribution plans covering a majority of the employees of Barnes Aerospace, certain field sales employees of Barnes Distribution’s U.S. operation, certain employees of Spectrum and Barnes

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Distribution Canada, union employees of Barnes Industrial, and employees in Sweden. Company contributions under these plans are based primarily on the performance of the business units and employee compensation. Contribution expense under these defined contribution plans was $4,590, $3,070 and $3,014 in 2007, 2006 and 2005, respectively. Most U.S. salaried and non-union hourly employees are eligible to participate in the Retirement Savings Plan. See Note 14 for further discussion of this plan.

Defined benefit pension plans cover a majority of the Company’s worldwide employees at Barnes Industrial and the Company’s Corporate Office and a substantial portion of the employees at Barnes Distribution. Plan benefits for salaried and non-union hourly employees are based on years of service and average salary. Plans covering union hourly employees provide benefits based on years of service. The Company funds U.S. pension costs in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

The Company provides certain other medical, dental and life insurance postretirement benefits for a majority of its retired employees in the U.S. and Canada. It is the Company’s practice to fund these benefits as incurred.

The accompanying balance sheets reflect the funded status of the plans at December 31, 2007 and 2006. Reconciliations of the obligations and funded status of the plans follow:

	Pensions		Other Postretirement Benefits
	2007	2006	2007	2006
Benefit obligation, January 1	$378,031	$391,631	$80,226	$77,017
Service cost	8,309	9,954	1,074	1,743
Interest cost	21,880	20,007	4,347	4,384
Amendments	257	4,953	—	2,745
Actuarial (gain) loss	(12,140)	(33,817)	(5,575)	1,536
Benefits paid	(24,526)	(21,942)	(8,320)	(8,374)
Acquisitions	5,878	2,826	—	—
Settlements gain	—	(430)	—	—
Curtailment gain	(727)	(537)	(505)	—
Participant contributions	214	54	2,727	1,172
Special termination benefits	—	53	—	—
Foreign exchange rate changes	5,359	5,279	638	3

Benefit obligation, December 31	382,535	378,031	74,612	80,226

Fair value of plan assets, January 1	373,220	342,364	—	—
Actual return on plan assets	24,519	43,158	—	—
Company contributions	5,259	6,696	5,593	7,202
Participant contributions	214	54	2,727	1,172
Benefits paid	(24,526)	(21,942)	(8,320)	(8,374)
Settlement payments	—	(430)	—	—
Acquisitions	4,661	—	—	—
Foreign exchange rate changes	4,314	3,320	—	—

Fair value of plan assets, December 31	387,661	373,220	—	—

Funded status, December 31	$5,126	$(4,811)	$(74,612)	$(80,226)

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Projected benefit obligations related to plans with benefit obligations in excess of plan assets follows:

	Pensions
	2007	2006
Projected benefit obligation	$77,422	$160,210
Fair value of plan assets	32,847	117,446

Information related to plans with accumulated benefit obligations in excess of plan assets follows:

	Pensions
	2007	2006
Projected benefit obligation	$77,422	$160,210
Accumulated benefit obligation	75,985	159,361
Fair value of plan assets	32,847	117,446

The accumulated benefit obligation for all defined benefit pension plans was $367,038 and $361,986 at December 31, 2007 and 2006.

Amounts recognized in the accompanying balance sheets consist of:

	Pensions		Other Postretirement Benefits
	2007	2006	2007	2006
Other assets	$49,701	$37,953	$—	$—
Accrued liabilities	(2,898)	(2,600)	(8,183)	(7,092)
Accrued retirement benefits	(41,677)	(40,164)	(66,429)	(73,134)
Accumulated other non-owner changes to equity, net	23,574	27,559	9,657	14,493

Amounts recognized in accumulated other non-owner changes to equity, net of tax, at December 31, 2007 and 2006 consist of:

	Pensions		Other Postretirement Benefits
	2007	2006	2007	2006
Net actuarial loss	$19,804	$22,443	$7,889	$12,029
Prior service costs	3,770	5,116	1,768	2,464

	$23,574	$27,559	$9,657	$14,493

The sources of changes in accumulated other comprehensive income, net, during 2007 were:

	Pension	Other Postretirement Benefits
Prior service cost	$196	$—
Net gain (loss)	(4,241)	(3,797)
Amortization of service cost	(1,624)	(696)
Amortization of actuarial (gain) loss	(1,873)	(428)
Foreign exchange rate changes	3,557	85

	$(3,985)	$(4,836)

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted-average assumptions used to determine benefit obligations at December 31, are:

	2007	2006
Discount rate	6.22%	5.75%
Increase in compensation	3.62%	3.66%

The weighted-average asset allocations for all pension plan assets at December 31, 2007 and 2006 by asset category are as follows:

Asset Category	Target	2007	2006
Equity securities	70%	72%	72%
Fixed income securities	20%	23%	21%
Real estate	5%	4%	5%
Other, including cash	5%	1%	2%

Total	100%	100%	100%

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

The Company expects to contribute approximately $5,300 to the pension plans in 2008.

The following are the estimated future net benefit payments, which include future service, over the next 10 years:

	Pensions	Other Postretirement Benefits
2008	$24,192	$8,436
2009	24,609	6,877
2010	25,165	6,491
2011	26,038	6,403
2012	26,983	6,329
Years 2013-2017	147,203	29,106

Total	$274,190	$63,642

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension and other postretirement benefit expenses consisted of the following:

	Pensions			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$8,309	$9,954	$11,205	$1,074	$1,743	$1,109
Interest cost	21,880	20,007	20,006	4,347	4,384	4,313
Expected return on plan assets	(30,920)	(29,706)	(31,158)	—	—	—
Amortization of transition assets	—	(1)	(14)	—	—	—
Amortization of prior service cost	1,508	1,687	1,197	1,134	1,165	482
Recognized losses	2,539	2,227	1,308	699	920	756
Settlement loss	—	372	—	—	—	—
Curtailment (gain) loss	739	(33)	(722)	—	—	—
Special termination benefits	—	53	—	—	—	—

Net periodic benefit cost	$4,055	$4,560	$1,822	$7,254	$8,212	$6,660

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other non-owner changes to equity into net periodic benefit cost in 2008 are $2,115 and $1,232, respectively. The estimated net actuarial loss and prior service costs for other defined benefit postretirement plans that will be amortized from accumulated other non-owner changes to equity into net periodic benefit cost in 2008 are $433 and $966, respectively.

Weighted-average assumptions used to determine net benefit expense for years ended December 31, are:

	2007	2006	2005
Discount rate	5.72%	5.46%	5.73%
Long-term rate of return	8.62%	8.34%	9.14%
Increase in compensation	3.68%	3.95%	4.40%

The expected long-term rate of return is based on the actual historical rates of return of published indices that are used to measure the plans’ target asset allocation. The historical rates are then discounted to consider fluctuations in the historical rates as well as potential changes in the investment environment.

The Company’s accumulated postretirement benefit obligations, exclusive of pensions, take into account certain cost-sharing provisions. The annual rate of increase in the cost of covered benefits (i.e., health care cost trend rate) is assumed to be 9.5% and 11% at December 31, 2007 and 2006, respectively, decreasing gradually to a rate of 5% by December 31, 2014. A one percentage point change in the assumed health care cost trend rate would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on postretirement benefit obligation	$1,283	$(1,134)
Effect on postretirement benefit cost	101	(86)

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The incremental effects of applying SFAS No. 158 on the accompanying consolidated balance sheet as of December 31, 2006 were as follows:

	Pensions			Other Postretirement Benefits
	Before application of SFAS No. 158	Adjustments	After application of SFAS No. 158	Before application of SFAS No. 158	Adjustments	After application of SFAS No. 158
Other assets	$47,277	$(9,324)	$37,953	$—	$—	$—
Other intangible assets	6,674	(6,674)	—	—	—	—
Deferred income taxes	(4,386)	4,469	83	21,934	8,705	30,639
Accrued liabilities	(4,563)	1,963	(2,600)	(7,640)	548	(7,092)
Accrued retirement benefits	(37,888)	(2,276)	(40,164)	(49,388)	(23,746)	(73,134)
Accumulated other non-owner changes to equity, net	15,717	11,842	27,559	—	14,493	14,493

10. Income Taxes

The components of income before income taxes and the income tax provision follow:

	2007	2006	2005
Income before income taxes:
U.S.	$25,542	$13,566	$10,877
International	101,614	79,676	57,274

Income before income taxes and cumulative effect of a change in accounting principle	$127,156	$93,242	$68,151

Income tax provision:
Current:
U.S. – federal	$5,642	$819	$1,173
U.S. – state	1,189	40	(238)
International	14,149	14,128	5,700

	20,980	14,987	6,635

Deferred:
U.S. – federal	2,346	5,496	3,602
U.S. – state	139	1,073	1,506
International	2,354	(2,159)	1,866

	4,839	4,410	6,974

Income tax provision	$25,819	$19,397	$13,609

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets and liabilities at December 31 consisted of the tax effects of temporary differences related to the following:

	Assets		Liabilities
	2007	2006	2007	2006
Allowance for doubtful accounts	$1,158	$587	$44	$47
Depreciation and amortization	(3,027)	(6,156)	15,409	15,224
Inventory valuation	8,565	4,647	1,444	973
Other postretirement/postemployment costs	27,578	30,639	—	—
Tax loss carryforwards	33,923	29,255	—	—
Pension	(2,507)	446	203	(363)
Accrued compensation	11,600	12,349	—	—
Goodwill	(19,327)	(16,038)	—	—
Swedish tax incentive	—	—	7,881	7,229
Contingent convertible debt interest	(7,851)	(3,794)	—	—
Unrealized foreign currency gain	—	—	3,595	—
Other	9,152	9,642	531	154

	59,264	61,577	29,107	23,264
Valuation allowance	(16,092)	(13,110)	—	—

	$43,172	$48,467	$29,107	$23,264

Current deferred income taxes	$29,087	$24,923	$2,106	$664
Non-current deferred income taxes	14,085	23,544	27,001	22,600

	$43,172	$48,467	$29,107	$23,264

SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. Available evidence includes the reversal of existing taxable temporary differences, future taxable income exclusive of temporary differences, taxable income in carryback years and tax planning strategies. The valuation allowance increased $2,982 in 2007 primarily as a result of the uncertainty regarding the realization of foreign and state net operating losses due to the uncertainty of future profitability of operations in foreign jurisdictions and brief carryforward periods. Management believes that sufficient income will be earned in the future to realize the remaining net deferred tax assets. The Company has tax loss carryforwards of $99,373: $33,166 which relates to U.S. tax loss carryforwards which have carryforward periods ranging from 14 to 20 years for federal purposes and one to 20 years for state purposes; $31,597 which relates to international tax loss carryforwards with unlimited carryforward periods; $27,517 which relates to international tax loss carryforwards with carryforward periods ranging from five to 10 years; and $7,093 which relates to windfall tax benefits which will be recorded to additional paid-in capital when realized. In addition, the Company has tax credit carryforwards of $3,883 with remaining carryforward periods ranging from one year to unlimited.

The Company has not recognized deferred income taxes on $380,427 of undistributed earnings of its international subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends, the Company would be subject, in certain cases, to both U.S. income taxes and foreign withholding taxes. Determination of the amount of this unrecognized deferred income tax liability is not practicable.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate follows:

	2007	2006	2005
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes (net of federal benefit)	0.6	0.6	0.3
Foreign losses without tax benefit	0.1	0.2	1.0
Foreign operations taxed at lower rate	(16.8)	(16.7)	(17.1)
Sale of NASCO investment	—	—	2.0
Singapore Pioneer tax status – retroactive impact	—	(0.6)	(2.2)
Export sales benefit	—	(0.4)	(0.4)
ESOP dividend	(0.7)	(0.9)	(1.1)
International tax law changes	1.7	—	—
Other	0.4	3.6	2.5

Consolidated effective income tax rate	20.3%	20.8%	20.0%

The Company has been awarded multi-year Pioneer tax status by the Ministry of Trade and Industry in Singapore for the production of certain engine components by Barnes Aerospace, the earliest of which was granted in August 2005 retroactive to October 2003. Tax benefits of $9,892 ($0.17 per diluted share), $5,238 ($0.10 per diluted share) and $4,066 ($0.08 per diluted share) were recorded 2007, 2006 and 2005, respectively. The Pioneer tax status is awarded for periods of six to seven years from the effective date and will begin to expire in 2010.

Income taxes paid globally, net of refunds, were $20,085, $18,811 and $9,108 in 2007, 2006 and 2005, respectively.

The Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recorded an adjustment of $1,688 for unrecognized tax benefits which was accounted for as a reduction to the January 1, 2007 retained earnings balance. As of January 1, 2007, the total amount of unrecognized tax benefits recorded in the consolidated balance sheet in accordance with this Interpretation was $9,399, of which $8,219, if recognized, would have reduced the effective tax rate. As of December 31, 2007, the total amount of unrecognized tax benefits recorded in the consolidated balance sheet was $7,964, which, if recognized, would have reduced the effective tax rate. A reconciliation of the unrecognized tax benefits for 2007 is as follows:

Balance at January 1, 2007	$9,399
Increase (decrease) in unrecognized tax benefits due to:
Tax positions taken during prior periods	530
Tax positions taken during the current period	76
Settlements with taxing authorities	(1,637)
Lapse of the applicable statute of limitations	(404)

Balance at December 31, 2007	$7,964

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $165 and $310 at December 31, 2007 and January 1, 2007, respectively.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by various taxing authorities, including the IRS in the U.S. and the taxing authorities in other major jurisdictions such as Brazil, Canada, France, Germany, Mexico, Singapore, Sweden, Switzerland and the United Kingdom. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. Refer to Note 17 for a discussion of current IRS matters.

11. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, stockholders. For the Company, comprehensive income includes net income and other non-owner changes to equity, net of taxes. The components of accumulated other non-owner changes to equity, net of taxes, follow:

	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) On Hedging Activities	Postretirement Plans	Total
Balance, January 1, 2005	$6,883	$(578)	$(20,014)	$(13,709)
2005 change	(7,353)	579	(5,494)	(12,268)

December 31, 2005	(470)	1	(25,508)	(25,977)
2006 change	19,323	42	9,791	29,156
Adjustment to initially apply SFAS No. 158	—	—	(26,335)	(26,335)

December 31, 2006	18,853	43	(42,052)	(23,156)
2007 change	24,287	522	8,821	33,630

December 31, 2007	$43,140	$565	$(33,231)	$10,474

Included in the 2007 change in foreign currency translation adjustments is $6,836 of net losses that are related to financial instruments that qualify as hedges of the foreign currency exposure of a net investment hedge in a foreign operation.

12. Common Stock

In 2006 and 2005, 722,596 shares and 1,559,202 shares, respectively, of common stock were issued from treasury for the exercise of stock options, various other incentive awards, purchases by the Employee Stock Purchase Plan and matching contributions to the Retirement Savings Plan. No common stock was issued from treasury for such activity in 2007. In 2007, 2006 and 2005, the Company acquired 1,725 shares, 33,680 shares and 9,124 shares, respectively, of the Company’s common stock at a cost of $54, $712 and $149, respectively. These amounts exclude shares issued and reacquired in connection with certain stock-for-stock exercises under the Company’s stock option plans. These reacquired shares were placed in treasury.

In 2007 and 2006, 1,881,726 and 2,171,530 shares of common stock, respectively, were issued from authorized shares for the exercise of stock options, various other incentive awards, purchases by the Employee Stock Purchase Plan and matching contributions to the Retirement Savings Plan.

On May 17, 2006, the Company issued 1,628,676 shares of its common stock in connection with the acquisition of Hänggi.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Preferred Stock

At December 31, 2007 and 2006, the Company had 3,000,000 shares of preferred stock authorized, none of which were outstanding.

14. Stock Plans

Most U.S. salaried and non-union hourly employees are eligible to participate in the Company’s 401(k) plan, the Retirement Savings Plan. The Retirement Savings Plan provides for the investment of employer and employee contributions in the Company’s common stock and also provides other investment alternatives for employee contributions. The Company match may be invested in any of the Plan’s investment alternatives. The Company contributes an amount equal to 50% of employee contributions up to 6% of eligible compensation. The Company expenses all contributions made to the Retirement Savings Plan. The Company recognized expense of $4,250, $4,005 and $3,659 in 2007, 2006 and 2005, respectively. As of December 31, 2007, the Retirement Savings Plan held 4,353,950 shares of the Company’s common stock.

The Company has an Employee Stock Purchase Plan (“ESPP”) under which eligible employees may elect to have up to the lesser of $21 or 10% of base compensation deducted from their payroll checks for the purchase of the Company’s common stock at 95% of the average market value on the date of purchase. Prior to January 1, 2006, employees were eligible to purchase the Company’s common stock at 85% of market value on the date of purchase. The maximum number of shares which may be purchased under the ESPP is 4,050,000. The number of shares purchased under the ESPP was 37,902, 61,484 and 113,180 in 2007, 2006 and 2005, respectively. As of December 31, 2007, 54,886 additional shares may be purchased.

The 1991 Barnes Group Stock Incentive Plan (the “1991 Plan”) authorized the granting of incentives to executive officers, directors and key employees in the form of stock options, stock appreciation rights, incentive stock rights and performance unit awards. Options granted under the 1991 Plan that terminated without being exercised become available for future grants under the 2004 Plan. A maximum of 354,702 common shares are subject to issuance under this plan after December 31, 2007.

The Barnes Group Inc. Employee Stock and Ownership Program (the “2000 Plan”) was approved on April 12, 2000, and subsequently amended on April 10, 2002 by the Company’s stockholders. The 2000 Plan permitted the granting of incentive stock options, nonqualified stock options, restricted stock awards, performance share or cash unit awards and stock appreciation rights, or any combination of the foregoing, to eligible employees to purchase up to 6,900,000 shares of the Company’s common stock. Such shares were authorized and reserved. Options granted under the 2000 Plan that terminate without being exercised become available for future grants under the 2004 Plan. A maximum of 790,875 common shares are subject to issuance under the 2000 Plan after December 31, 2007.

The Barnes Group Stock and Incentive Award Plan (the “2004 Plan”) was approved on April 14, 2004 by the Company’s stockholders. The 2004 Plan permits the issuance of incentive awards, stock option grants and stock appreciation rights to eligible participants to purchase up to 3,800,000 shares of common stock. A maximum of 6,133,496 common shares are subject to issuance under the 2004 Plan after December 31, 2007. As of December 31, 2007 and 2006, there were 1,934,510 and 2,461,389 shares, respectively, available for future grants under the 2004 Plan. Also available for grants under the Plan are the number of shares of common stock reserved for grants of awards under the 1991 and 2000 Plans but not used as of April 14, 2004 and the number of shares of common stock that become available under the terms of the 1991, 2000 and 2004 Plans, including shares subject to awards which are forfeited, settled for cash, expire or otherwise terminate without issuance of the shares.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Incentive stock rights under the 1991 Plan, restricted stock unit awards under the 2000 Plan and restricted stock unit awards under the 2004 Plan (collectively, “Stock Rights”) entitle the holder to receive, without payment, one share of the Company’s common stock after the expiration of the vesting period. Certain Stock Rights are also subject to the satisfaction of established performance goals. Additionally, holders of Stock Rights are credited with dividend equivalents, which are converted into additional Stock Rights, and certain holders of restricted stock units are paid dividend equivalents in cash when dividends are paid to other stockholders. All Stock Rights have up to a five-year vesting period.

Under the Non-Employee Director Deferred Stock Plan, as further amended, each non-employee director who joined the Board of Directors prior to December 15, 2005 was granted the right to receive 12,000 shares of the Company’s common stock upon retirement. In 2007, $52 of dividend equivalents were paid in cash. Compensation cost related to this plan was $62, $98 and $86 in 2007, 2006 and 2005, respectively. There are 96,000 shares reserved for issuance under this plan. Each non-employee director who joins the Board of Directors subsequent to December 15, 2005 will receive restricted stock units under the Barnes Group Inc. Stock and Incentive Award Plan having a value of $50 that vest three years after the date of grant.

Total shares reserved for issuance under all stock plans aggregated 7,429,959 at December 31, 2007.

15. Average Shares Outstanding

Net income per common share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is calculated using the weighted average number of common shares outstanding during the year. Diluted net income per share reflects the assumed exercise and conversion of all dilutive securities. Shares held by the Retirement Savings Plan are considered outstanding for both basic and diluted net income per share. There are no adjustments to net income for purposes of computing income available to common stockholders for the years ended December 31, 2007, 2006 and 2005. A reconciliation of the average number of common shares outstanding used in the basic and diluted net income per share computation follows:

	Average Common Shares Outstanding
	2007	2006	2005
Basic	53,295,275	50,702,992	47,197,650
Dilutive effect of:
Stock options	2,003,811	1,268,863	951,086
Stock incentive units	14,367	139,162	299,812
Restricted stock units	645,488	741,635	506,616
Convertible senior subordinated debt	1,479,728	7,269	—
Non-Employee Director Deferred Stock Plan	87,163	83,573	63,218

Diluted	57,525,832	52,943,494	49,018,382

The calculation of weighted-average diluted shares outstanding excludes all anti-dilutive shares. During 2007, 2006 and 2005, the Company excluded 306,868, 561,070 and 1,908,282 stock options, respectively, from the calculation of diluted weighted average shares outstanding as the stock options were considered anti-dilutive.

The 3.75% Convertible Notes are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price is approximately $20.97 per share of common stock. As of December 31, 2007 and 2006, the Company’s market price per share exceeded the conversion price of the notes. Under the net share settlement method, there were 1,251,799 and 7,269 potential shares issuable under the notes that were considered dilutive in 2007 and 2006, respectively.

The 3.375% Convertible Notes are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price is approximately $28.64 per share of common stock. As of

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, the Company’s market price per share exceeded the conversion price of the notes. Under the net share settlement method, there were 227,929 potential shares issuable under the notes that were considered dilutive in 2007.

The number of contingently issuable shares included in diluted average shares outstanding was calculated using the conversion formulas as stated in the respective convertible note agreements.

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

Barnes Distribution is an international, full-service vendor managed inventory distributor of MROP parts and supplies. Barnes Distribution provides a wide variety of high-volume replacement parts and other products as well as inventory management and logistic services to a diversified customer base. Barnes Distribution operates and markets its products primarily in the U.S., Canada and Europe. It also distributes products in other countries through distribution or sales centers located in Belgium, Canada, Denmark, France, Germany, Holland, Italy, Spain and the United Kingdom.

Barnes Industrial is a global provider of precision components for critical applications; the largest manufacturer and supplier of precision mechanical springs, compressor reed valves, and nitrogen gas products based in North America; and among the world’s largest manufacturers of precision mechanical products and nitrogen gas products. Barnes Industrial manufactures high-precision punched and fine-blanked components used in transportation and industrial applications; nitrogen gas springs and manifold systems used to precisely control stamping presses; retention rings that position parts on a shaft or other axis; reed valves that are critical custom-engineered components used in compressors; and injection-molded plastic-on-metal and metal-in-plastic components and assemblies used in electronics, medical devices and consumer products. It is equipped to produce virtually every type of precision spring, from fine hairsprings for electronics and instruments to large heavy-duty springs for machinery. Barnes Industrial’s parts are sold in the U.S. and through its international subsidiaries. International manufacturing operations are located in Brazil, Canada, China, Germany, Korea, Mexico, Singapore, Sweden, Switzerland and the United Kingdom. Additionally, it distributes, under the brand names of Raymond® and SPEC®, die springs and nitrogen gas springs, mechanical struts and standard parts, such as coil and flat springs, which are primarily manufactured by Barnes Industrial.

The Company evaluates the performance of its reportable segments based on the operating profit of the respective businesses, which includes net sales, cost of sales, selling and administrative expenses and certain components of other income and other expenses, as well as the allocation of corporate overhead expenses.

The equity income from the Company’s investment in the NASCO joint venture was incorporated into the segment results of Barnes Industrial prior to its sale (see Note 18). Sales between the business segments and

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

between the geographic areas in which the businesses operate are accounted for on the same basis as sales to unaffiliated customers. Additionally, revenues are attributed to countries based on the location of manufacturing or distribution facilities.

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

Operations by Reportable Business Segment

	Barnes Aerospace	Barnes Distribution	Barnes Industrial	Other	Total Company
Revenues
2007	$392.0	$537.7	$511.1	$(1.3)	$1,439.5
2006 (As adjusted)	296.9	479.0	484.6	(0.8)	1,259.7
2005 (As adjusted)	235.4	414.8	452.4	(0.4)	1,102.2

Operating profit
2007	$74.0	$9.4	$69.2	$—	$152.6
2006 (As adjusted)	42.7	18.7	55.8	—	117.1
2005 (As adjusted)	25.5	11.5	39.7	—	76.7

Assets
2007	$533.4	$408.2	$515.9	$81.8	$1,539.3
2006 (As adjusted)	377.1	371.4	491.4	96.6	1,336.5
2005 (As adjusted)	288.6	297.4	318.2	101.7	1,005.9

Depreciation and amortization
2007	$15.1	$13.8	$20.6	$1.1	$50.6
2006 (As adjusted)	10.8	11.7	19.0	0.7	42.2
2005 (As adjusted)	7.7	10.8	15.3	1.1	34.9

Capital expenditures
2007	$17.1	$18.2	$13.3	$1.6	$50.2
2006 (As adjusted)	19.0	8.9	13.2	0.6	41.7
2005 (As adjusted)	8.1	6.1	11.1	0.8	26.1

Notes:

One customer accounted for 18%, 14% and 14% of the Company’s total revenue in 2007, 2006 and 2005, respectively.

“Other” revenues represent the elimination of intersegment sales.

The operating profit of Barnes Industrial includes income (loss) from its equity investment in NASCO in 2005. See Note 1.

“Other” assets include corporate controlled assets, the majority of which are cash and deferred tax assets.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the total reportable segments’ operating profit to income before income taxes and the cumulative effect of a change in accounting principle follows:

	2007	2006	2005
Operating profit	$152.6	$117.1	$76.7
Interest income	0.7	1.1	1.2
Interest expense	(25.1)	(23.7)	(17.6)
Other (expense) income	(1.0)	(1.3)	7.9

Income before income taxes and cumulative effect of a change in accounting principle	$127.2	$93.2	$68.2

Operations by Geographic Area

	Domestic	International	Other	Total Company
Revenues
2007	$903.8	$579.5	$(43.8)	$1,439.5
2006	857.6	443.9	(41.8)	1,259.7
2005	799.3	344.3	(41.4)	1,102.2

Long-lived assets
2007	$338.7	$665.2	$—	$1,003.9
2006	317.0	534.7	—	851.7
2005	322.4	282.3	—	604.7

Notes:

International sales derived from any one country did not exceed 10% of the Company’s total revenues.

“Other” revenues represent the elimination of intercompany sales between geographic locations, of which approximately 45% were sales from international locations to domestic locations.

Long-lived assets located in any one country that exceeded 10% of the Company’s total long-lived assets as of December 31, 2007 were $281.9 million of intangible assets related to the RSPs recorded in Singapore and $131.6 million primarily related to goodwill and property, plant and equipment at Hänggi located in Switzerland.

17. Commitments and Contingencies

Leases

The Company has various noncancellable operating leases for buildings, office space and equipment. Rent expense was $18,692, $14,971 and $13,538 for 2007, 2006 and 2005, respectively. Minimum rental commitments under noncancellable leases in years 2008 through 2012 are $15,187, $12,542, $9,842, $5,893 and $3,762, respectively, and $12,286 thereafter.

Product Warranties

The Company provides product warranties in connection with the sale of products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not significant as of December 31, 2007.

Contingent Payments

See Note 3 for contingent payments related to acquisitions.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

In connection with an IRS audit for the tax years 2000 through 2002, the IRS proposed adjustments to these tax years of approximately $16,500, plus a potential penalty of 20% of the tax assessment plus interest. The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries. The Company filed an administrative protest of these adjustments and is currently engaged with the Appeals Office of the IRS. The Company and its advisors believe the Company’s tax position on the issues raised by the IRS is correct and, therefore, the Company will continue to vigorously defend its position. The Company and its advisors believe the Company will prevail on this issue. Any additional impact on the Company’s liability for income taxes cannot presently be determined, but the Company believes it is adequately provided for and the outcome will not have a material impact on its results of operations, financial position or cash flows.

18. Business Divestiture

During 2005, the Company sold its 45% investment in NASCO, a joint venture formed in 1986 between the Company and NHK Spring Co., Ltd. of Japan, to NHK for $18,600 resulting in an after-tax gain of $4,030. The pre-tax gain and related tax expense are reflected in Other income and Income taxes, respectively, in the accompanying Consolidated Statements of Income.

19. Accounting Changes

As discussed in Note 10, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” effective January 1, 2007.

As discussed in Note 2, the Company adopted SFAS No. 123R, “Share-Based Payment,” effective January 1, 2006.

As discussed in Note 9, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” effective December 31, 2006.

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

20. Subsequent Event

On February 19, 2008, the Company sold the net assets of the Barnes Industrial Spectrum Plastics business for approximately $6,400. The estimated after-tax transaction loss of $800 will be recognized as a discontinued operation in the first quarter of 2008. Spectrum Plastics sales in 2007 were $13,029.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Barnes Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Barnes Group Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 10 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, effective January 1, 2007.

As discussed in Note 9 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective December 31, 2006.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006.

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

/s/ PRICEWATERHOUSECOOPERS LLP PricewaterhouseCoopers LLP Hartford, Connecticut February 25, 2008

QUARTERLY DATA (UNAUDITED)

(Dollars in millions, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2007
Net sales	$360.7	$359.5	$360.4	$358.9	$1,439.5
Gross profit (1)	139.7	139.7	134.2	133.1	546.8
Operating income	43.2	40.3	40.1	28.8	152.4
Net income	27.7	28.4	27.7	17.6	101.3
Per common share:
Net income:
Basic	$.53	$.53	$.52	$.33	$1.90
Diluted	.50	.49	.47	.30	1.76
Dividends	.125	.140	.140	.140	.545
Market prices (high - low)	$23.71-19.76	$34.61-22.62	$34.22-26.00	$36.86-28.53	$36.86-19.76

2006
Net sales	$299.9	$308.9	$322.0	$328.8	$1,259.7
Gross profit (1)	109.2	110.6	118.6	123.9	462.2
Operating income	28.1	28.7	30.6	29.6	117.0
Net income	18.5	18.0	18.9	18.5	73.8
Per common share:
Net income:
Basic	$.38	$.36	$.36	$.35	$1.46
Diluted	.36	.34	.35	.34	1.39
Dividends	.11	.125	.125	.125	.485
Market prices (high - low)	$20.27-16.13	$23.98-18.72	$20.03-15.30	$22.04-17.14	$23.98-15.30

(1)	Sales less cost of sales.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2007, which appears on page 63 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Information with respect to our directors and nominees may be found under the caption “Election of Directors” of the Company’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 8, 2008 (the “Proxy Statement”). Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

The Company’s executive officers as of the date of this Annual Report are as follows:

Executive Officer	Position	Age as of December 31, 2007
Gregory F. Milzcik	President and Chief Executive Officer	48

John R. Arrington	Senior Vice President, Human Resources	61

Jerry W. Burris	Vice President, Barnes Group Inc., and President, Barnes Industrial	44

Francis C. Boyle, Jr.	Vice President, Controller	57

Scott M. Deakin	Senior Vice President, Corporate Development	41

Joseph D. DeForte	Vice President, Tax	65

Patrick J. Dempsey	Vice President, Barnes Group Inc., and President, Barnes Distribution	43

William C. Denninger	Senior Vice President, Finance and Chief Financial Officer	57

Thomas P. Fodell	Vice President, Barnes Group Inc., and Vice President and General Manager, Engineered Springs	57

Signe S. Gates	Senior Vice President, General Counsel and Secretary	58

Lawrence W. O’Brien	Vice President, Treasurer	58

Each officer holds office until his or her successor is chosen and qualified or otherwise as provided in the Company’s By-Laws, except Mr. Milzcik who holds office pursuant to an employment agreement with the Company. No family relationships exist among the executive officers of the Company. Except for Mr. Burris and Mr. Deakin, each of the Company’s executive officers has been employed by the Company or its subsidiaries in an executive or managerial capacity for at least the past five years.

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

Mr. Boyle joined the Company in April 1978. Mr. Boyle was appointed Vice President, Controller in 1997.

Mr. Deakin joined the Company in May 2007 as Senior Vice President, Corporate Development. From 2004 to 2007, he was the General Manager of the Power Products Division, Hydraulics Operations of Eaton Corporation. From 2001 to 2004, he was the Director, Finance and Planning for the Hydraulics Operations of Eaton Corporation.

Mr. DeForte joined the Company as Vice President, Tax in August 1999.

Mr. Dempsey joined the Company in October 2000. He has held a series of increasingly responsible roles since joining the Company. In November 2004, he was promoted to Vice President, Barnes Group Inc. and President, Barnes Aerospace. In October 2007, he was appointed to his current position, President, Barnes Distribution.

Mr. Denninger joined the Company as Senior Vice President, Finance and Chief Financial Officer in March 2000.

Mr. Fodell joined the Company in November 1979. Mr. Fodell has held a series of increasingly responsible positions in the sales, marketing and management functions of Barnes Industrial. He was promoted to Vice President, Barnes Group Inc. and Vice President, Sales and Marketing, Associated Spring in April, 2000. In February, 2007, he was appointed to his current position, Vice President and General Manager, Engineered Springs.

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

The Company’s Board of Directors has determined that Ms. Mangum, who qualifies as an independent director under the New York Stock Exchange corporate governance listing standards and the Company’s Corporate Governance Guidelines, is an “audit committee financial expert,” as such term is defined by the Securities and Exchange Commission.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

CODE OF ETHICS

We have adopted a Code of Ethics Applicable to Senior Executives (the “Executive Code of Ethics”) which is applicable to its Chief Executive Officer, Chief Financial Officer and Controller. The Executive Code of Ethics is available on our website at www.barnesgroupinc.com. The Company will disclose any material amendments to or waivers of the Executive Code of Ethics on that website or in a report on Form 8-K.

ANNUAL CERTIFICATIONS REQUIRED BY THE NEW YORK STOCK EXCHANGE

In 2007, the Company’s Chief Executive Officer submitted to the New York Stock Exchange the required Annual CEO Certification certifying that he was not aware of any violation by the Company of the Exchange’s corporate governance listing standards. The Company also filed with the Securities and Exchange Commission the certifications required of the Company’s Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to the Form 10-K for the year ended December 31, 2006.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders:
1991 Barnes Group Stock Incentive Plan (1991 Plan)	354,702	$12.90		—
Barnes Group Inc. Employee Stock and Ownership Program (2000 Plan)	790,875	11.45	(1)	—
Barnes Group Inc. Stock and Incentive Award Plan (2004 Plan)	4,198,986	17.76	(2)	1,934,510
Employee Stock Purchase Plan (ESPP)	—	—		54,886
Non-Employee Director Deferred Stock Plan, As Further Amended	96,000	—		—

Total	5,440,563	—		1,989,396

Footnotes:

(1)	Weighted-average exercise price excludes 49,579 shares for restricted stock unit awards with a zero exercise price.
(2)	Weighted-average exercise price excludes 706,330 shares for restricted stock unit awards with a zero exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the Proxy Statement under “Related Person Transactions” and “Corporate Governance – Director Independence” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information in the Proxy Statement under “Principal Accounting Fees and Services” is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The Financial Statements of the Company are set forth under Item 8 of this Annual Report.

(a)(2)	See Financial Statement Schedule under Item 15(c).

(a)(3)	See Item 15(b) below.

(b)	The Exhibits required by Item 601 of Regulation S-K are filed as Exhibits to this Annual Report and indexed at pages 75 through 79 of this Annual Report.

(c)	Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2007, 2006, and 2005

(In thousands)

Allowances for Doubtful Accounts:
Balance December 31, 2004	$2,727
Provision charged to income (1)	1,530
Doubtful accounts written off (net) (1)	(1,412)
Other adjustments (2)	218

Balance December 31, 2005	3,063
Provision charged to income	896
Doubtful accounts written off (net)	(1,160)
Other adjustments (2)	790

Balance December 31, 2006	3,589
Provision charged to income (3)	2,274
Doubtful accounts written off (net)	(643)
Other adjustments (2)	232

Balance December 31, 2007	$5,452

(1)	The 2005 increase in the provision charged to income relates primarily to Barnes Industrial increasing the allowance for a bankrupt customer and writing off a receivable for another customer.
(2)	Opening balances of acquired businesses and other reclasses.
(3)	The increase in the provision charged to income in 2007 from 2006 was primarily related to Barnes Distribution increasing the allowance for doubtful accounts for delinquent customers.

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2007, 2006, and 2005

(In thousands)

Valuation Allowance on Deferred Tax Assets:
Balance December 31, 2004	$9,009
Current year provision charged to income tax expense	729
Current year provision charged to other comprehensive income(1)	1,648
Other adjustments(2)	(765)

Balance December 31, 2005	10,621
Current year provision charged to income tax expense	1,875
Current year provision charged to other comprehensive income and accumulated other comprehensive income (3)	1,044
Other adjustments(4)	(430)

Balance December 31, 2006	13,110
Current year provision charged to income tax expense	2,563
Current year provision charged to other comprehensive income (5)	(411)
Mexico tax law change	1,975
Other adjustments(6)	(1,145)

Balance December 31, 2007	$16,092

(1)	The 2005 provision charged to other comprehensive income relates to the tax provision on the minimum pension liability charged to other comprehensive income.
(2)	The 2005 adjustment to the valuation allowance is primarily due to the realization of the net operating loss deferred tax asset in the Company’s operations in Canada and the United Kingdom.
(3)	The 2006 provision charged to other comprehensive income relates to the tax provision on the minimum pension liability and the adjustment to initially apply SFAS No. 158 recorded in other comprehensive income and accumulated other comprehensive income, respectively.
(4)	The 2006 adjustment to the valuation allowance is primarily due to the realization of the net operating loss deferred tax asset in the Company’s operations in France and the United Kingdom and opening balances of acquired businesses.
(5)	The 2007 provision charged to other comprehensive income related to the tax provision recorded on pension and postretirement benefit adjustments recorded in other comprehensive income.
(6)	The 2007 adjustment to the valuation allowance is primarily due to the realization of the net operating loss deferred tax assets in the Company’s operations in China, Mexico, Holland, Spain and the United Kingdom.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2008

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
William C. Denninger
Senior Vice President, Finance
Chief Financial Officer
(Principal Financial Officer), and Director

/s/ FRANCIS C. BOYLE, JR.
Francis C. Boyle, Jr.
Vice President, Controller
(Principal Accounting Officer)

/s/ THOMAS O. BARNES
Thomas O. Barnes
Director

/s/ JOHN W. ALDEN
John W. Alden
Director

/s/ GARY G. BENANAV
Gary G. Benanav
Director

/s/ WILLIAM S. BRISTOW, JR.
William S. Bristow, Jr.
Director

/s/ GEORGE T. CARPENTER
George T. Carpenter
Director

/s/ DONALD W. GRIFFIN
Donald W. Griffin
Director

/s/ FRANK E. GRZELECKI
Frank E. Grzelecki
Director

/s/ MYLLE H. MANGUM
Mylle H. Mangum
Director

/s/ WILLIAM J. MORGAN
William J. Morgan
Director

EXHIBIT INDEX

Barnes Group Inc.

Annual Report on Form 10-K

for the Year ended December 31, 2007

Exhibit No.	Description	Reference
2.1	Share Purchase Agreement between Mr. Eugen Hänggi and Barnes Group Inc., dated March 15, 2006.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2006.

3.1	Restated Certificate of Incorporation; Certificate of Designation; Preferences and Rights of Series A Junior Participating Preferred Stock; Certificate of Change of location of registered office and of registered agent, dated December 13, 2002; Certificate of Merger of domestic company, dated May 19, 2004; and Certificate of Amendment of Restated Certificate of Incorporation of Barnes Group Inc., dated April 20, 2006.	Incorporated by reference to Exhibit 3 to the Company’s report on Form 10-Q for the quarter ended March 31, 2006.

3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K for the year ended December 31, 1998.

4.1	(i) Fourth Amended and Restated Revolving Credit Agreement, dated September 19, 2007, among the Company and several commercial banks.	Incorporated by reference to Exhibit 4.1(i) to the Company’s report on Form 10-Q for the quarter ended September 30, 2007.

	(ii) Guaranty of the Company, dated as of September 19, 2007.	Incorporated by reference to Exhibit 4.1(ii) to the Company’s report on Form 10-Q for the quarter ended September 30, 2007.

	(iii) Sharing Agreement, dated as of January 11, 2006.	Incorporated by reference to Exhibit 4.1(ii) to the Company’s report on Form 10-K for the year ended December 31, 2005.

4.2	(i) Note Agreement dated as of November 12, 1999, between 3031786 Nova Scotia Company, a wholly owned subsidiary of the Company, and several insurance companies.	Incorporated by reference to Exhibit 4.6 to the Company’s report on Form 10-K for the year ended December 31, 1999.

	(ii) Amendment No. 1 to Note Agreement, dated as of February 5, 2003.	Incorporated by reference to Exhibit 4.4(ii) to the Company’s report on Form 10-K for the year ended December 31, 2002.

	(iii) Assumption and Amendment Agreement.	Incorporated by reference to Exhibit 4.3 (iii) to the Company’s report on Form 10-K for the year ended December 31, 2005.

	(iv) Amendment No. 3 to Note Agreement, dated as of January 11, 2006.	Incorporated by reference to Exhibit 4.3(iv) to the Company’s report on Form 10-K for the year ended December 31, 2005.

Exhibit No.	Description	Reference
	(v) Amendment No. 4 to Note Agreement, dated as of February 23, 2006.	Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-Q for the quarter ended March 31, 2006.

	(vi) Letter Amendment dated February 12, 2007.	Incorporated by reference to Exhibit 4.2(vi) to the Company’s report on Form 10-K for the year ended December 31, 2006.

4.3	(i) Note Agreement dated as of November 21, 2000, between Barnes Group Inc. and several insurance companies.	Incorporated by reference to Exhibit 4.7 to the Company’s report on Form 10-K for the year ended December 31, 2000.

	(ii) Amendment No. 1 to Note Agreement dated as of February 21, 2002.	Incorporated by reference to Exhibit 4.5(ii) to the Company’s report on Form 10-K for the year ended December 31, 2002.

	(iii) Amendment No. 2 to Note Agreement dated as of February 5, 2003	Incorporated by reference to Exhibit 4.5(iii) to the Company’s report on Form 10-K for the year ended December 31, 2002.

	(iv) Amendment No. 3 to Note Agreement, dated as of January 11, 2006.	Incorporated by reference to Exhibit 4.4(iv) to the Company’s report on Form 10-K for the year ended December 31, 2005.

	(v) Amendment No. 4 to Note Agreement, dated February 23, 2006.	Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q for the quarter ended March 31, 2006.

	(vi) Letter Amendment dated February 12, 2007.	Incorporated by reference to Exhibit 4.3(vi) to the Company’s report on Form 10-K for the year ended December 31, 2006.

4.4	Purchase Agreement among the Company and several initial purchasers named therein, dated July 26, 2005, relating to the Company’s 3.75% Convertible Senior Subordinated Notes due 2025.	Incorporated by reference to Exhibit 4.1 to Form 8-K, filed by the Company on August 2, 2005.

4.5	Indenture between the Company and the Bank of New York Trust Company, N.A., as Trustee under the Indenture, dated as of August 1, 2005, relating to the Company’s 3.75% Convertible Senior Subordinated Notes due 2025.	Incorporated by reference to Exhibit 4.3 to Form 8-K, filed by the Company on August 2, 2005.

4.6	Resale Registration Rights Agreement between the Company and Banc of America Securities LLC, as Representative of the Initial Purchasers, dated August 1, 2005, relating to the Company’s 3.75% Convertible Senior Subordinated Notes due 2025.	Incorporated by reference to Exhibit 4.4 to Form 8-K, filed by the Company on August 2, 2005.

4.7	Purchase Agreement among the Company and several initial purchasers named therein, dated March 6, 2007, relating to the Company’s 3.375% Convertible Senior Subordinated Notes due 2027.	Incorporated by reference to Exhibit 4.1 to Form 8-K, filed by the Company on March 7, 2007.

Exhibit No.	Description	Reference
4.8	Indenture between the Company and the Bank of New York Trust Company, N.A., as Trustee under the Indenture, dated as of March 12, 2007, relating to the Company’s 3.375% Convertible Senior Subordinated Notes due 2027.	Incorporated by reference to Exhibit 4.3 to Form 8-K, filed by the Company on March 12, 2007.

4.9	Resale Registration Rights Agreement between the Company and Banc of America Securities LLC, as Representative of the Initial Purchasers, dated March 12, 2007, relating to the Company’s 3.375% Convertible Senior Subordinated Notes due 2027.	Incorporated by reference to Exhibit 4.4 to Form 8-K, filed by the Company on March 12, 2007.

10.1*	The Company’s Management Incentive Compensation Plan, amended and restated as of July 19, 2006.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-K for the year ended December 31, 2006.

10.2*	The Company’s Retirement Benefit Equalization Plan.	Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-K for the year ended December 31, 2002.

10.3*	The Company’s Supplemental Senior Officer Retirement Plan, as amended December 31, 2007.	Filed with this Report.

10.4*	The Company’s 1991 Stock Incentive Plan, as amended and restated May 15, 1998.	Incorporated by reference to Exhibit 10.5 to the Company’s report on Form 10-K for the year ended December 31, 1998.

10.5*	The Company’s Non-Employee Director Deferred Stock Plan, as further amended.	Incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-K for the year ended December 31, 2005.

10.6*	The Company’s Amended and Restated Directors’ Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.8 to the Company’s report on Form 10-K for the year ended December 31, 1996.

10.7*	The Company’s Senior Executive Enhanced Life Insurance Program, as amended December 31, 2007.	Filed with this Report.

10.8*	The Company’s Enhanced Life Insurance Program, as amended December 30, 2007.	Filed with this Report.

10.9*	The Company’s Supplemental Executive Retirement Plan, as amended effective December 31, 2007.	Filed with this Report.

10.10*	The Company’s Executive Officer Severance Agreement, as amended December 31, 2007.	Filed with this Report.

10.11*	The Company’s Amended Employee Stock and Ownership Program as further amended.	Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended March 31, 2003.

Exhibit No.	Description	Reference
10.12*	Barnes Group Inc. Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001.

10.13*	Barnes Group Inc. Executive Separation Pay Plan, as amended December 30, 2007.	Filed with this Report.

10.14*	The Company’s Performance Linked Bonus Plan for Selected Executive Officers.	Incorporated by reference to Annex I to the Company’s Proxy Statement dated March 15, 2001 for the Annual Meeting of Stockholders held April 12, 2001 that was filed on March 13, 2001.

10.15*	Amended Barnes Group Inc. Stock and Incentive Award Plan.	Incorporated by reference to Annex 2 to the Company’s Proxy Statement dated March 20, 2006 for the Annual Meeting of Stockholders held April 20, 2006 that was filed on March 15, 2006.

10.16*	Executive and Director Compensation	Incorporated by reference to Item 1.01, on Form 8-K, filed by the Company on February 21, 2007.

10.17*	Executive and Director Compensation	Incorporated by reference to Item 5.02, on Form 8-K, filed by the Company on October 11, 2007.

10.18*	(i) Employment Agreement by and between the Company and Gregory F. Milzcik.	Incorporate by reference to Exhibit 10.1, on Form 8-K, filed by the Company December 19, 2006.

	(ii) First Amendment to Employment Agreement between the Company and Gregory F. Milzcik, dated as of December 31, 2007.	Filed with this Report.

10.19*	Form of Restricted Stock Unit Award Agreement for the President and Chief Executive Officer (“CEO”)	Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005.

10.20*	Form of Restricted Stock Unit Award Agreement for Named Executive Officers other than the CEO.	Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005.

10.21*	Form of Non-Qualified Stock Option Agreement for the CEO.	Incorporated by reference to Exhibit 10.5 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005.

10.22*	Form of Non-Qualified Stock Option Agreement for Named Executive Officers other than the CEO.	Incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005.

10.23*	Form of Performance Share Award Agreement for the CEO.	Incorporated by reference to Exhibit 10.7 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005.

10.24*	Form of Performance Share Award Agreement for Named Executive Officers other than the CEO.	Incorporated by reference to Exhibit 10.8 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005.

Exhibit No.	Description	Reference
10.25*	Form of Contingent Dividend Equivalent Rights Agreement for the CEO.	Incorporated by reference to Exhibit 10.9 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005.

10.26*	Form of Contingent Dividend Equivalent Rights Agreement for Named Executive Officers other than the CEO.	Incorporated by reference to Exhibit 10.10 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005.

21	List of Subsidiaries.	Filed with this report.

23	Consent of Independent Registered Public Accounting Firm.	Filed with this report.

31.1	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

31.2	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

32	Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.

*	Management contract or compensatory plan or arrangement.

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