Form 10-Q
period 2008-03-31
BARNES GROUP INC
filed 2008-05-02
CIK 9984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                            Accelerated filer  ☐

Non-accelerated filer  ☐                              Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The registrant had outstanding 54,227,797 shares of common stock as of April 30, 2008.

Barnes Group Inc.

Index to Form 10-Q

For the Quarterly Period Ended March 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2008	2007
Net sales	$388,568	$360,650

Cost of sales	239,826	220,917
Selling and administrative expenses	98,842	96,565

	338,668	317,482

Operating income	49,900	43,168

Other income	199	242

Interest expense	5,298	6,972
Other expenses	1,836	340

Income before income taxes	42,965	36,098

Income taxes	9,534	8,443

Net income	$33,431	$27,655

Per common share:
Net income:
Basic	$.62	$.53
Diluted	.60	.50
Dividends	.14	.125
Average common shares outstanding:
Basic	54,127,598	52,574,503
Diluted	56,087,125	55,188,112

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$22,233	$20,600
Accounts receivable, less allowances (2008 - $6,398; 2007 - $5,452)	242,742	211,346
Inventories	252,865	246,836
Deferred income taxes	24,639	29,087
Prepaid expenses	19,573	13,498

Total current assets	562,052	521,367

Deferred income taxes	15,127	14,085

Property, plant and equipment	638,030	622,728
Less accumulated depreciation	(398,233)	(392,183)

	239,797	230,545

Goodwill	398,866	380,486
Other intangible assets, net	327,755	330,458
Other assets	62,964	62,394

Total assets	$1,606,561	$1,539,335

Liabilities and Stockholders’ Equity
Current liabilities
Notes and overdrafts payable	$12,656	$7,322
Accounts payable	142,916	187,136
Accrued liabilities	93,868	107,202
Long-term debt – current	35,605	42,660

Total current liabilities	285,045	344,320

Long-term debt	450,008	384,482
Accrued retirement benefits	109,170	109,502
Other liabilities	47,380	47,084

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock - par value $0.01 per share
Authorized: 150,000,000 shares
Issued: Shares at par value (2008 – 54,698,669; 2007 – 54,521,320)	547	545
Additional paid-in capital	233,023	230,721
Treasury stock, at cost (2008 – 487,328 shares; 2007 – 452,469 shares)	(11,399)	(10,583)
Retained earnings	448,553	422,790
Accumulated other non-owner changes to equity	44,234	10,474

Total stockholders’ equity	714,958	653,947

Total liabilities and stockholders’ equity	$1,606,561	$1,539,335

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2008	2007
Operating activities:
Net income	$33,431	$27,655
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	13,101	11,775
Gain on disposition of property, plant and equipment	(115)	(32)
Non-cash stock compensation expense	1,316	1,458
Non-cash retirement savings plan contributions	—	1,865
Withholding taxes paid on stock issuances	(815)	(1,971)
Loss on the sale of Spectrum Plastics	830	—
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(27,942)	(24,938)
Inventories	(3,310)	(693)
Prepaid expenses	(3,749)	(4,987)
Accounts payable	(9,440)	(2,272)
Accrued liabilities	(13,034)	(10,994)
Deferred income taxes	5,254	5,088
Long-term retirement benefits	(3,431)	(786)
Other	(2,548)	(445)

Net cash (used) provided by operating activities	(10,452)	723

Investing activities:
Proceeds from disposition of property, plant and equipment	224	240
Proceeds from the sale of Spectrum Plastics, net	5,333	—
Capital expenditures	(12,122)	(11,555)
Business acquisitions, net of cash acquired	—	(215)
Revenue sharing program payments	(35,750)	(11,750)
Other	(796)	(219)

Net cash used by investing activities	(43,111)	(23,499)

Financing activities:
Net change in other borrowings	5,334	(6,114)
Payments on long-term debt	(105,557)	(120,044)
Proceeds from the issuance of long-term debt	163,850	147,750
Proceeds from the issuance of common stock	415	1,248
Dividends paid	(7,580)	(6,578)
Excess tax benefit on stock awards	352	—
Other	(41)	(3,002)

Net cash provided by financing activities	56,773	13,260
Effect of exchange rate changes on cash flows	(1,577)	(812)

Increase (decrease) in cash and cash equivalents	1,633	(10,328)
Cash and cash equivalents at beginning of period	20,600	35,360

Cash and cash equivalents at end of period	$22,233	$25,032

Supplemental Disclosure of Cash Flow Information:

Non-cash financing and investing activities in 2007 include the acquisition of $36.5 million of intangible assets and the recognition of the corresponding liabilities in connection with the aftermarket revenue sharing programs (“RSPs”).

See accompanying notes.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts included in the notes are stated in thousands except per share data.)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 2007 has been derived from the 2007 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

See Notes 8 and 13 for discussion of the impact of the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” on January 1, 2008.

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

2. Net Income Per Common Share

For the purpose of computing diluted net income per share, the weighted-average number of shares outstanding was increased by 1,959,527 and 2,613,609 for the three-month periods ended March 31, 2008 and 2007, respectively, for the potential dilutive effects of stock-based incentive plans and convertible senior subordinated notes.

The calculation of weighted-average diluted shares outstanding excludes all anti-dilutive shares. During the three-month periods ended March 31, 2008 and 2007, the Company excluded 954,913 and 947,175 stock options, respectively, from the calculation of weighted-average diluted shares outstanding as the stock options were considered anti-dilutive. There were no adjustments to net income for the purposes of computing income available to common stockholders for those periods.

The Company granted 301,300 stock options and 140,141 restricted stock unit awards in February 2008 as part of its annual grant award. Of the 140,141 restricted stock unit awards, 63,400 vest upon satisfying established performance goals and 76,741 vest upon meeting certain service conditions. Of the 76,741 restricted stock units that vest upon meeting certain service conditions, 9,477 have accelerated vesting provisions based upon meeting certain established performance goals.

The 3.75% convertible senior subordinated notes due in August 2025 (the “3.75% Convertible Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of March 31, 2008 was approximately $20.94 per share of common stock. As of March 31, 2008 and 2007, the Company’s market price per share exceeded the conversion price of the notes. Under the net share settlement method, there were 386,697 and 279,414 potential shares issuable under the notes that were considered dilutive in the three-month periods ended March 31, 2008 and 2007, respectively.

The 3.375% convertible senior subordinated notes due in March 2027 (the “3.375% Convertible Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of March 31, 2008 was approximately $28.62 per share of common stock. As of March 31, 2008 and 2007, the Company’s market price per share did not exceed the conversion price of the notes. Under the net share settlement method, there were no potential shares issuable under the notes that were considered dilutive in the three-month periods ended March 31, 2008 and 2007.

3. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from the investments by, and distributions to, stockholders. For the Company, comprehensive income for the period includes net income and other non-owner changes to equity, net of taxes.

Statements of Comprehensive Income

(Unaudited)

For the three months ended March 31,	2008	2007
Net income	$33,431	$27,655
Unrealized gains on hedging activities	446	57
Foreign currency translation adjustments	32,165	650
Defined benefit pension and other postretirement plans	1,149	1,072

Comprehensive income	$67,191	$29,434

4. Inventories

The components of inventories consisted of:

	March 31, 2008	December 31, 2007
Finished goods	$139,653	$145,896
Work-in-process	71,009	61,027
Raw material and supplies	42,203	39,913

	$252,865	$246,836

5. Goodwill and Other Intangible Assets

Goodwill:

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company for the period ended March 31, 2008:

	Barnes Aerospace	Barnes Distribution	Barnes Industrial	Total Company
January 1, 2008	$30,786	$161,063	$188,637	$380,486
Goodwill adjustments	—	(1,310)	(250)	(1,560)
Foreign currency translation	—	2,555	17,385	19,940

March 31, 2008	$30,786	$162,308	$205,772	$398,866

In the first quarter of 2008, the goodwill recorded at Barnes Distribution was revised to appropriately recognize deferred tax benefits related to certain assumed liabilities from the KENT acquisition. Goodwill recorded at Barnes Industrial was reduced in the first quarter of 2008 for the sale of Spectrum Plastics.

Other Intangible Assets:

Other intangible assets consisted of:

	Range of Life -Years	March 31, 2008		December 31, 2007
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs	Up to 30	$293,700	$(13,829)	$293,700	$(11,785)
Customer lists/relationships	10	28,578	(9,923)	28,578	(9,150)
Patents, trademarks/trade names	5-30	22,896	(6,574)	25,196	(6,457)
Other	Up to 15	7,405	(1,376)	8,262	(2,068)

		352,579	(31,702)	355,736	(29,460)
Foreign currency translation		6,878	—	4,182	—

Other intangible assets		$359,457	$(31,702)	$359,918	$(29,460)

Amortization of intangible assets is expected to increase from approximately $12,700 in 2008 to $16,100 in 2012.

As discussed in Note 12, during the first quarter of 2008 the Company sold the net assets of the Barnes Industrial business Spectrum Plastics Molding Resources, Inc. (“Spectrum Plastics”). The sale of Spectrum Plastics resulted in a reduction of $1,898 to intangible assets, net of accumulated amortization, in the first quarter of 2008.

6. Business Reorganizations

In connection with the acquisition of KENT and as part of Project Catalyst, Barnes Distribution implemented certain right-sizing actions which included employee terminations. As of December 31, 2007, the Company had a liability of $6,662 related to these actions. In 2007, the Company implemented within Barnes Industrial a reduction-in-force, and production realignment and product rationalization activities. As of December 31, 2007, the Company had a liability of $2,347 related to these actions. The following table sets forth the change in the carrying amount of the liability for these actions for the quarter ended March 31, 2008:

	Barnes Distribution	Barnes Industrial
January 1, 2008	$6,662	$2,347
Adjustments recorded to income	(176)	(217)
Payments	(1,390)	(231)
Foreign currency translation	336	—

March 31, 2008	$5,432	$1,899

The Barnes Industrial liability includes $602 of non-cash items. The remaining balances of the Barnes Distribution and Barnes Industrial liabilities are expected to be paid in 2008.

7. Debt

Under the terms of its Revolving Credit Agreement, the Company pays interest based on the London Interbank Offered Rate (“LIBOR”) plus a borrowing spread ranging from 0.30% to 1.15%, depending on the Company’s debt ratio at the time of the borrowing (the “borrowing spread”). In March 2008, the Company entered into two, three-year interest rate swap agreements which together converted the interest on the first $100,000 of borrowings under the Company’s Revolving Credit Agreement from a variable rate plus the borrowing spread to a fixed rate of 2.947% plus the borrowing spread. The interest rate swaps qualify as cash flow hedges. The fair market value of the derivative was a net liability of $803 at March 31, 2008 which was recorded in other long-term liabilities in the accompanying balance sheet. The offset to these amounts was recorded in accumulated other non-owner changes to equity, net of tax. Amounts in accumulated other non-owner changes to equity expected to be reclassified to earnings within the next year are not material. For the period ended March 31, 2008, there was no hedge ineffectiveness recorded in the consolidated statement of income.

The 3.75% Convertible Notes and the 3.375% Convertible Notes are eligible for conversion upon meeting certain conditions as provided in the respective indenture agreements. For the period from January 1, 2008 through March 31, 2008, the 3.75% Convertible Notes were eligible for conversion; however, during this period, none of the notes was converted. The Company continued to classify these notes as non-current as the Company has both the intent and ability, through its revolving credit facility, to refinance these notes on a long-term basis. The 3.375% Convertible Notes were not eligible for conversion during the first quarter of 2008. During the second quarter of 2008, neither the 3.75% Convertible Notes nor the 3.375% Convertible Notes are eligible for conversion.

8. Fair Value Measurements

In 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. On January 1, 2008, the provisions of this Statement became effective for financial assets and financial liabilities of the Company. See Note 13.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This Statement classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis as of March 31, 2008:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives, net	$(2,362)	$—	$(2,362)	$—
Rabbi trust assets	1,735	1,735	—	—

	$(627)	$1,735	$(2,362)	$—

The fair values of rabbi trust assets are based on quoted market prices from various financial exchanges. The fair values for the derivative contracts are valued using observable current market information as of the reporting date such as the prevailing LIBOR- based and treasury interest rates and forward currency spot and forward rates.

As disclosed within the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the fair values of the 3.75% Convertible Notes and 3.375% Convertibles Notes were approximately $167,330 and $131,651, respectively. As of March 31, 2008, the fair values of the 3.75% Convertible Notes and the 3.375% Convertible Notes were approximately $126,626 and $102,895, respectively.

9. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Pensions		Other Postretirement Benefits
For the three months ended March 31,	2008	2007	2008	2007
Service cost	$2,045	$2,046	$255	$304
Interest cost	5,874	5,330	1,151	1,152
Expected return on plan assets	(8,111)	(7,711)	—	—
Amortization of prior service cost	315	373	247	290
Recognized losses	515	511	103	206

Net periodic benefit cost	$638	$549	$1,756	$1,952

10. Information on Business Segments

The following table sets forth information about the Company’s operations by its three reportable business segments:

For the three months ended March 31,	2008	2007
		As adjusted
Net sales
Barnes Aerospace	$112,308	$91,192
Barnes Distribution	140,973	139,767
Barnes Industrial	135,585	129,949
Intersegment sales	(298)	(258)

Total net sales	$388,568	$360,650

Operating profit
Barnes Aerospace	$22,311	$16,842
Barnes Distribution	6,967	6,231
Barnes Industrial	20,624	20,122

Total operating profit	49,902	43,195
Interest income	189	188
Interest expense	(5,298)	(6,972)
Other income (expense), net	(1,828)	(313)

Total income before income taxes	$42,965	$36,098

11. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not significant as of March 31, 2008 and March 31, 2007.

Contingent Payments

In connection with the Service Plus Distributors, Inc. acquisition in September, 2005, $3,700 of the purchase price could be earned within three years of the closing date, contingent upon the occurrence of certain events or the achievement of certain performance targets. In 2006, $1,500 was earned and paid. The remaining balance of $2,200 as of March 31, 2008 will be recorded if and when paid.

Income Taxes

In connection with an Internal Revenue Service (“IRS”) audit for the tax years 2000 through 2002, the IRS proposed adjustments to these tax years of approximately $16,500, plus a potential penalty of 20% of the tax assessment plus interest. The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries. The Company filed an administrative protest of these adjustments and is currently engaged with the Appeals Office of the IRS. The Company believes its tax position on the issues raised by the IRS is correct and, therefore, will continue to vigorously defend its position. The Company believes it will prevail on this issue. Any additional impact on the Company’s liability for income taxes cannot presently be determined, but the Company believes it is adequately provided for and the outcome will not have a material impact on its results of operations, financial position or cash flows.

12. Business Divestiture

In February 2008, the Company sold the net assets of Spectrum Plastics for $6,350 resulting in an after-tax transaction loss of $830, or $0.01 per diluted share. The pre-tax loss of $1,215 and related tax benefit of $385 are reflected in other expenses and income taxes, respectively, in the accompanying consolidated statements of income in the first quarter of 2008. The Company did not report Spectrum Plastics as a discontinued operation as it was not significant to any period presented. Accordingly, the operating results of Spectrum Plastics are included in the operating results of the Company in the accompanying Consolidated Statements of Income for the three months ended March 31, 2008 and 2007.

13. Accounting Changes

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This Statement was to be effective for the Company in 2008. However, in February 2008 the FASB issued Financial Statement of Position (“FSP”) No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for lease transactions, and FSP No. 157-2, which delayed the effective date of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities until 2009 for the Company except for items that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis. Effective January 1, 2008, the Company adopted the provisions of this Statement except as it relates to those nonfinancial assets and nonfinancial liabilities excluded under FSP No. 157-2. The nonfinancial assets and nonfinancial liabilities for which the Company has not applied the fair value provisions of SFAS No. 157 include: goodwill, intangible and other long-lived asset impairment testing; asset retirement obligations; liabilities for exit or disposal activities; and business combinations. The Company is currently evaluating the impact this Statement will have on the Company’s financial position, results of operations and cash flows as it relates to nonfinancial assets and nonfinancial liabilities. For the impact of adoption of this Statement on financial assets and financial liabilities, see Note 8.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits the measurement of certain financial instruments at fair value with subsequent unrealized gains and losses recorded in earnings. This Statement was effective for the Company on January 1, 2008. Adoption of this Statement did not have an impact on the Company’s financial position, results of operations and cash flows as the company did not elect the fair value option.

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month periods ended March 31, 2008 and 2007, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 2, 2008 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of March 31, 2008 and the related consolidated statements of income for each of the three-month periods ended March 31, 2008 and March 31, 2007 and the consolidated statement of cash flows for the three-month periods ended March 31, 2008 and March 31, 2007. This interim financial information is the responsibility of the Company’s management.

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

As discussed in Notes 1, 8 and 13 to the consolidated financial information, the Company adopted Financial Accounting Standards Board Statement No. 157, Fair Value Measurements (“FAS 157”), effective January 1, 2008.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, of stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our reports dated February 25, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Hartford, Connecticut May 2, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Please refer to the Overview found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. This Overview sets forth key management objectives and key performance indicators used by management as well as key industry and economic data tracked by management.

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

First Quarter 2008 Highlights

In the first quarter of 2008, sales grew 7.7% to $388.6 million primarily as a result of organic sales growth at the Barnes Aerospace segment and the strengthening of foreign currencies against the U.S. dollar.

Operating income grew 15.6% to $49.9 million in the first quarter of 2008 primarily as a result of higher sales at Barnes Aerospace. Operating income was also favorably impacted by profitable sales growth at Barnes Industrial and improved profitability at Barnes Distribution.

In February 2008, the Company sold the net assets of the Spectrum Plastics business of Barnes Industrial for approximately $6.4 million. The sale of Spectrum Plastics resulted in an after-tax loss of $0.8 million, or $0.01 per diluted share.

In March 2008, the Company entered into two, three-year interest rate swap agreements which together converted the interest on the first $100.0 million of borrowings under the Company’s Revolving Credit Agreement from a variable rate plus the borrowing spread to a fixed rate of 2.947% plus the borrowing spread.

RESULTS OF OPERATIONS

Sales

	Three months ended March 31,		Change
(in millions)	2008	2007
		As adjusted
Barnes Aerospace	$112.3	$91.2	$21.1	23.2%
Barnes Distribution	141.0	139.8	1.2	0.9%
Barnes Industrial	135.6	129.9	5.7	4.3%
Intersegment sales	(0.3)	(0.2)	(0.1)	(15.3)%

Total	$388.6	$360.7	$27.9	7.7%

The Company reported net sales of $388.6 million in the first quarter of 2008, an increase of $27.9 million or 7.7%, over the first quarter of 2007. The sales increase reflected $15.2 million of organic sales growth, $21.1 million of which was at Barnes Aerospace, offset in part by organic sales declines primarily at Barnes Distribution. The strengthening of foreign currencies against the U.S. dollar, primarily in Europe and Canada, increased net sales by approximately $15.1 million in the first quarter of 2008. The sale of Spectrum Plastics resulted in a reduction in sales of $2.4 million as compared to the 2007 period.

Expenses and Operating Income

	Three months ended March 31,		Change
(in millions)	2008	2007
Cost of sales	$239.8	$220.9	$18.9	8.6%
% sales	61.7%	61.3%
Gross profit	$148.7	$139.7	$9.0	6.4%
% sales	38.3%	38.7%
Selling and administrative expenses	$98.8	$96.6	$2.2	2.4%
% sales	25.4%	26.8%
Operating income	$49.9	$43.2	$6.7	15.6%
% sales	12.8%	12.0%

Operating income in the first quarter of 2008 increased by 15.6% from the first quarter of 2007. Operating income margin improved to 12.8% from 12.0% a year ago. Barnes Aerospace was the primary contributor to the increase in operating income and operating margin. Barnes Distribution reported improvements in operating income and operating margin as the Project Catalyst initiatives started to take hold particularly in the North American business.

Cost of sales increased 8.6% in the first quarter of 2008 compared with the same period in 2007 primarily as a result of the higher sales levels. The increase in cost of sales was higher than the 7.7% increase in sales and resulted in a minor reduction in gross margin. This decrease in gross margin was driven in large part by the shift in the overall sales mix from the higher gross margin distribution business to the lower gross margin aerospace manufacturing business.

Selling and administrative expenses increased 2.4% in the first quarter of 2008 compared to the same period in 2007, a result of the increased sales volume and higher spending on key strategic investments including lean and corporate development. As a percentage of sales, selling and administrative expenses declined from 26.8% in the first quarter of 2007 to 25.4% in the same period of 2008 due to continued expense management in all three business segments and most significantly at Barnes Aerospace.

Other Income/Expense

Other expenses, net of other income, increased $1.5 million in the first quarter of 2008 compared to the same period of 2007, primarily as a result of the $1.2 million loss on the sale of Spectrum Plastics. Interest expense decreased $1.7 million in the first quarter of 2008 as a result of a higher percentage of lower fixed rate debt in the 2008 period compared to higher variable rate debt in the 2007 period as well as the significant decline year over year in variable interest rates.

Income Taxes

The Company’s effective tax rate for the first quarter of 2008 was 22.2%, compared with 23.4% in the first quarter of 2007 and 20.3% for the full year 2007. The increase in the effective tax rate from the full year 2007 rate was primarily driven by the projected shift in the mix of income to higher taxing jurisdictions.

In connection with an Internal Revenue Service audit for the tax years 2000 through 2002, the IRS proposed adjustments to these tax years of approximately $16.5 million, plus a potential penalty of 20% of the tax assessment plus interest. The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries. The Company filed an administrative protest of these adjustments and is currently engaged with the Appeals Office of the IRS. The Company believes its tax position on the issues raised by the IRS is correct and, therefore, will continue to vigorously defend its position. The Company believes it will prevail on this issue. Any additional impact on the Company’s liability for income taxes cannot presently be determined, but the Company believes it is adequately provided for and the outcome will not have a material impact on its results of operations, financial position or cash flows.

Net Income and Net Income per Share

	Three months ended March 31,		Change
(in millions, except per share)	2008	2007
Net income	$33.4	$27.7	$5.7	20.9%
Net income per share:
Basic	$0.62	$0.53	$0.09	17.0%
Diluted	0.60	0.50	0.10	20.0%
Average common shares outstanding:
Basic	54.1	52.6	1.5	3.0%
Diluted	56.1	55.2	0.9	1.6%

Basic and diluted net income per share increased 17.0% and 20.0%, respectively, in 2008 as compared to 2007. The increase in basic and diluted average shares outstanding reduced the percentage increase in net income per share as compared to the percentage increase in net income. Basic average shares outstanding increased primarily as a result of shares issued for employee stock plans. Diluted average shares outstanding increased primarily as a result of the increase in basic average shares outstanding.

Financial Performance by Business Segment

Barnes Aerospace

	Three months ended March 31,		Change
(in millions)	2008	2007
Sales	$112.3	$91.2	$21.1	23.2%
Operating profit	22.3	16.8	5.5	32.5%
Operating margin	19.9%	18.5%

Barnes Aerospace achieved sales of $112.3 million in the first quarter of 2008, an increase of 23.2% over the first quarter of 2007. Aftermarket sales grew 25.8%, driven by growth in RSP sales, and sales from the manufacturing business increased 21.9% on the strength of its sales order backlog. The order backlog at Barnes Aerospace at the end of the first quarter of 2008 was $465.6 million, a slight decrease from the record high $472.6 million at December 31, 2007. Approximately 61% of the backlog at March 31, 2008 is expected to be shipped within the next 12 months.

Barnes Aerospace’s first quarter 2008 operating profit was $22.3 million, an increase of 32.5% from the 2007 period. Operating profit was positively impacted by profit contribution from the highly profitable aftermarket RSPs as well as the higher sales volume in its manufacturing business. This was partially offset by higher costs in its overhaul and repair business to increase production capacity to capitalize on a new business opportunity.

Outlook: Sales in the commercial aerospace manufacturing business are expected to grow based on the strong commercial engine order backlog and Barnes Aerospace’s participation in certain strategic engine programs. Manufacturing sales growth may be adversely impacted by scheduling changes attributable to airplane delivery schedules. Management expects continued aftermarket sales growth based on the strength of the maintenance, repair and overhaul market reflecting industry fundamentals and long-term maintenance and repair contracts. Continued sales growth is also expected in the spare parts manufacturing business primarily as a result of RSP-driven demand. Management is focused on meeting increased sales by adding capacity internationally in Singapore, and domestically in Ogden, Utah and West Chester, Ohio, and through operational improvements. Operating profits should continue to be positively impacted by the aftermarket RSPs and contributions from the sales volume increases in the overhaul and repair, and manufacturing businesses. Net costs associated with the capacity expansion project in Ogden are expected to negatively impact operating profits by approximately $2.0 million during the remainder of 2008. As part of the aftermarket RSP programs, the management fees payable to its customer increase generally in the fourth or later years of each program. These and other similar fees are deducted from sales and have tempered, and will continue to temper, aftermarket RSP sales growth and operating margins.

Barnes Distribution

	Three months ended March 31,		Change
(in millions)	2008	2007
		As adjusted
Sales	$141.0	$139.8	$1.2	0.9%
Operating profit	7.0	6.2	0.8	11.8%
Operating margin	4.9%	4.5%

Barnes Distribution achieved sales of $141.0 million in the first quarter of 2008, a 0.9% increase over the first quarter of 2007. Organic sales decreased $5.1 million primarily as a result of economic slow-downs, mainly in the U.S., and a disruption in the sales force in the U.S. and the United Kingdom. A decrease in the number of U.S. sales personnel was anticipated as a result of various Project Catalyst initiatives. These changes provide incentives to the sales force to improve margins and grow sales, but in addition are designed to eliminate under-performing and low-margin business. This decrease was offset by a favorable impact on sales of foreign currency translation of approximately $6.3 million as foreign currencies strengthened against the U.S. dollar, primarily in Europe and Canada.

Barnes Distribution’s operating profit for the first quarter of 2008 increased 11.8% over the same period in 2007 and resulted in an operating margin improvement of 0.4 percentage points primarily as a result of improvements in its North American business partially offset by higher losses in its United Kingdom business. Initiatives under Project Catalyst continued in the first quarter of 2008 with improvements realized particularly in North America and continental Europe. Costs associated with Project Catalyst were $0.2 million in the first quarter of 2008, $0.7 million lower than the same period in 2007.

Outlook: Management continues to focus on growing profitable organic sales and accelerating the pace of improvement within Barnes Distribution to achieve significant operating margin improvements in 2008. Profitable growth in North America is expected primarily as a result of targeted market segmentation initiatives and a change in sales force compensation which focuses on market pricing, customer retention and penetration, and adding new customers in core markets. Profitable growth is expected in Europe as a result of improved performance in fulfillment operations and recruitment of sales representatives in certain territories. However, sales growth may be negatively impacted by global economic conditions and is dependent on the retention of its customers and sales force. Operating profit in 2008 is expected to be positively impacted by the benefits from the Project Catalyst initiatives undertaken in 2007 including the actions focused on sales and margin improvement, expanded global product sourcing, European market development, and logistics and network optimization. Costs associated with additional productivity and profitability initiatives may negatively impact near-term operating profits. Management continues to actively monitor its supplier price increases in an effort to share these increases with its customers.

Barnes Industrial

	Three months ended March 31,		Change
(in millions)	2008	2007
		As adjusted
Sales	$135.6	$129.9	$5.7	4.3%
Operating profit	20.6	20.1	0.5	2.5%
Operating margin	15.2%	15.5%

Sales at Barnes Industrial for the first quarter of 2008 were $135.6 million, a 4.3% increase from the first quarter of 2007. Organic sales were essentially flat as organic sales growth in its specialty businesses and the stock spring catalog and custom solutions businesses in Asia and Europe were offset by softness in the North American transportation and compressor markets which impacted both its engineered springs and precision valves businesses. Additionally, the sale of Spectrum Plastics resulted in a reduction in sales of $2.4 million as compared to the 2007 period. Foreign currency translation favorably impacted sales by approximately $8.8 million as foreign currencies strengthened against the U.S. dollar, primarily in Europe.

Barnes Industrial’s first quarter 2008 operating profit was $20.6 million, a 2.5% increase from the comparable 2007 period. The higher operating profit resulted primarily from the higher sales levels, primarily in its nitrogen gas products business, productivity initiatives and lower severance costs. These profit improvements were partially offset by higher employee-related costs and a year over year decline in operating profits of approximately $0.7 million at Spectrum Plastics which was sold in the first quarter of 2008.

Outlook: Management continues to be focused on profitable organic sales growth in 2008 and leveraging the improvements in certain industrial end markets, primarily in Europe and Asia, in which Barnes Industrial has a market presence and competitive advantage. However, growth in the global economy is uncertain given current economic conditions. Management expects sales in certain North America markets, mainly those served by its engineered springs and precision valves businesses, to continue to be impacted by softness in their markets. Additionally, the inflationary pressure on commodity prices is increasing, which could negatively impact profitability in the near-term. Management continues to focus on improving profitability through sales growth, pricing initiatives, and productivity and process improvement initiatives, though the costs of such initiatives may negatively impact near-term operating profits.

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

Cash Flow

	Three months ended March 31,		Change
(in millions)	2008	2007
Operating activities	$(10.5)	$0.7	$(11.2)
Investing activities	(43.1)	(23.5)	(19.6)
Financing activities	56.8	13.3	43.5
Exchange rate effect	(1.6)	(0.8)	(0.8)

Increase (decrease) in cash	$1.6	$(10.3)	$11.9

Operating activities used $10.5 million in cash in the first three months of 2008 compared to $0.7 million provided in the first quarter of 2007. Compared to the first quarter of 2007, operating cash flows in the 2008 period were positively impacted by the improved operating performance, but were more than offset by a higher investment in working capital, primarily at Barnes Aerospace and Barnes Distribution. At Barnes Aerospace this investment was driven by organic sales growth as well as an investment in inventory to increase production capacity to capitalize on a new business opportunity. At Barnes Distribution this investment was primarily due to an increase in accounts receivable.

Cash used by investing activities includes participation fee payments related to the aftermarket RSPs of $35.8 million in the first quarter of 2008 compared to $11.8 million in the first quarter of 2007. As of March 31, 2008, the Company had a $21.8 million liability under the RSPs which is included in accounts payable. Capital expenditures in the first quarter of 2008 were $12.1 million compared to $11.6 million in the 2007 period. The Company expects capital spending in 2008 to be $45.0 million to $50.0 million. Additionally, investing activities in 2008 includes the net proceeds of $5.3 million on the sale of Spectrum Plastics.

Cash from financing activities in the first quarter of 2008 included a net increase in borrowings of $63.6 million compared to an increase of $21.6 million in the comparable 2007 period. Proceeds in both periods were used primarily to finance working capital requirements, capital expenditures, revenue sharing program payments and dividends. The 2007 net increase in borrowings includes the sale of $100.0 million of the 3.375% Convertible Notes, the proceeds of which were used to pay down borrowings under the revolving credit facility. Total cash used to pay dividends increased in the first quarter of 2008 by $1.0 million over the comparable 2007 period, to $7.6 million due to an increase in the quarterly cash dividend per share to $0.14 per share and an increase in the number of shares outstanding. Other financing activities in 2007 included $3.0 million of fees related to the convertible debt issuance.

At March 31, 2008, the Company held $22.2 million in cash and cash equivalents, the majority of which are held outside of the U.S. In general, the repatriation of cash to the U.S. would have adverse tax consequences and the balances remain outside the U.S. to fund future international growth investments, including capital expenditures, acquisitions and aftermarket RSP participation fees.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At March 31, 2008, $216.6 million was borrowed at an interest rate of 3.37% under the Company’s $400.0 million borrowing facility which matures in September 2012. Additionally, at March 31, 2008, the Company had $8.0 million of borrowings under uncommitted short-term bank credit lines at an interest rate of 5.00%. At March 31, 2008, the Company’s total borrowings are comprised of approximately 54% fixed rate debt and approximately 46% variable rate debt. The interest payments on approximately 44% of the variable rate debt have been converted into payments of fixed rate interest plus the borrowing spread under the terms of the interest rate swap agreements described in Note 7.

Borrowing capacity is limited by various debt covenants in the Company’s debt agreements. The most restrictive borrowing covenant requires the Company to maintain a ratio of Consolidated Total Debt to EBITDA, as defined in the amended and restated revolving credit agreement, of not more than 4.00 times at March 31, 2008. The ratio requirement will decrease to 3.75 times for any fiscal quarter ending after September 30, 2009. The actual ratio at March 31, 2008 was 2.37 times and would have allowed additional borrowings of $341.0 million.

The Company believes its credit facilities, coupled with cash generated from operations, are adequate for its anticipated near-term requirements.

OTHER MATTERS

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The most significant areas involving management judgments and estimates are described in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to such judgments and estimates. Actual results could differ from those estimates.

Recent Accounting Changes

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This Statement was to be effective for the Company in 2008. However, in February 2008 the FASB issued Financial Statement of Position (“FSP”) No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for lease transactions, and FSP No. 157-2, which delayed the effective date of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities until 2009 for the Company except for items that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis. Effective January 1, 2008, the Company adopted the provisions of this Statement except as it relates to those nonfinancial assets and nonfinancial liabilities excluded under FSP No. 157-2. The nonfinancial assets and nonfinancial liabilities for which the Company has not applied the fair value provisions of SFAS No. 157 include: goodwill, intangible and other long-lived asset impairment testing; asset retirement obligations; liabilities for exit or disposal activities; and business combinations. The Company is currently evaluating the impact this Statement will have on the Company’s financial position, results of operations and cash flows as it relates to nonfinancial assets and nonfinancial liabilities. For the impact of adoption of this Statement on financial assets and financial liabilities, see Note 8.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The provisions of SFAS No. 161 will change the required interim and annual disclosures for derivative instruments and hedging activities which will be required for the Company beginning in 2009.

EBITDA

Earnings before interest expense, income taxes, and depreciation and amortization (“EBITDA”) for the first quarter of 2008 were $61.3 million compared to $54.9 million in the first quarter of 2007. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company’s operating performance. The Company’s definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company’s net income (in millions):

	Three months ended March 31,
	2008	2007
Net income	$33.4	$27.7
Add back:
Interest expense	5.3	7.0
Income taxes	9.5	8.4
Depreciation and amortization	13.1	11.8

EBITDA	$61.3	$54.9

Forward-looking Statements Certain of the statements in this quarterly report may contain certain forward-looking statements as defined in the Private Securities Litigation and Reform Act of 1995. Forward-looking statements are made based upon management’s good faith expectations and beliefs concerning future developments and their potential effect upon the Company and can be identified by the use of words such as “anticipated,” “believe,” “expect,” “plans,” “strategy,” “estimate,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. The risks and uncertainties, which are described in our periodic filings with the Securities and Exchange Commission, include, among others, uncertainties arising from the behavior of financial markets; future financial performance of the industries or customers that we serve; changes in market demand for our products and services; integration of acquired businesses; changes in raw material prices and availability; our dependence upon revenues and earnings from a small number of significant customers; uninsured claims; and numerous other matters of global, regional or national scale, including those of a political, economic, business, competitive, regulatory and public health nature. The Company assumes no obligation to update our forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the Company’s exposure to market risk during the first three months of 2008 other than the following change related to the Company’s interest rate exposure. In March 2008, the Company entered into two, three-year interest rate swap agreements which together converted the interest on the first $100.0 million of borrowings under the Company’s Revolving Credit Agreement from a variable rate plus the borrowing spread to a fixed rate of 2.947% plus the borrowing spread for the purpose of mitigating its exposure to variable interest rates. The Company did not previously hedge its exposure to variable interest rates. For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1-31, 2008	—		$—	—	557,617
February 1-29, 2008	7,049		$25.58	—	557,617
March 1-31, 2008	27,810		$22.84	—	557,617

Total	34,859	(1)	$23.39	—

(1)	All acquisitions of equity securities during the first quarter of 2008 were the result of the operation of the terms of the Company’s stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

(2)	The program was publicly announced on April 12, 2001 authorizing repurchase of up to 1.0 million shares of the Company’s common stock.

Item 5.	Other Information

On March 10, 2008, the Company entered into two, three-year interest rate swap agreements that together converted the interest on the first $100.0 million of borrowings under the Company’s Revolving Credit Agreement from a LIBOR-based variable rate plus the borrowing spread to a fixed rate of 2.947% per annum plus the borrowing spread. One interest rate swap is for $60.0 million and is with Wells Fargo Bank, N.A. The other interest rate swap is for $40.0 million and is with JPMorgan Change Bank, N.A. The interest rate swaps are effective as of March 31, 2008. They terminate on March 31, 2011.

Item 6. Exhibits

(a) Exhibits

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

Barnes Group Inc. (Registrant)

Date: May 2, 2008	/s/ WILLIAM C. DENNINGER
William C. Denninger Senior Vice President, Finance Chief Financial Officer (the principal Financial Officer)

Date: May 2, 2008	/s/ FRANCIS C. BOYLE, JR.
Francis C. Boyle, Jr. Vice President, Controller (the principal Accounting Officer)

EXHIBIT INDEX

Barnes Group Inc.

Quarterly Report on Form 10-Q

For Quarter ended March 31, 2008

Exhibit No.	Description	Reference

10.1	Executive and Director Compensation.	Incorporated by reference to Item 5.02 on Form 8-K, filed by the Company on February 19, 2008.

15	Letter regarding unaudited interim financial information.	Filed with this report.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.