Form 10-Q
period 2008-06-30
BARNES GROUP INC
filed 2008-08-01
CIK 9984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The registrant had outstanding 54,420,699 shares of common stock as of July 30, 2008.

Barnes Group Inc.

Index to Form 10-Q

For the Quarterly Period Ended June 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net sales	$382,873	$359,526	$771,441	$720,176

Cost of sales	234,547	219,832	474,373	440,749
Selling and administrative expenses	99,314	99,399	198,156	195,964

	333,861	319,231	672,529	636,713

Operating income	49,012	40,295	98,912	83,463

Other income	104	389	303	631

Interest expense	5,125	6,489	10,423	13,461
Other expenses	374	321	2,210	661

Income before income taxes	43,617	33,874	86,582	69,972

Income taxes	9,002	5,487	18,536	13,930

Net income	$34,615	$28,387	$68,046	$56,042

Per common share:
Net income:
Basic	$.64	$.53	$1.26	$1.06
Diluted	.60	.49	1.20	.99
Dividends	.16	.14	.30	.265

Average common shares outstanding:
Basic	54,294,170	53,134,347	54,210,884	52,855,972
Diluted	57,353,889	57,730,886	56,720,508	56,461,052

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$25,140	$20,600
Accounts receivable, less allowances (2008 – $5,268; 2007 – $5,452)	239,907	211,346
Inventories	251,260	246,836
Deferred income taxes	26,890	29,087
Prepaid expenses	17,533	13,498

Total current assets	560,730	521,367

Deferred income taxes	10,180	14,085

Property, plant and equipment	648,736	622,728
Less accumulated depreciation	(405,418)	(392,183)

	243,318	230,545

Goodwill	394,694	380,486
Other intangible assets, net	323,603	330,458
Other assets	66,101	62,394

Total assets	$1,598,626	$1,539,335

Liabilities and Stockholders’ Equity
Current liabilities
Notes and overdrafts payable	$9,752	$7,322
Accounts payable	133,213	187,136
Accrued liabilities	98,097	107,202
Long-term debt – current	35,529	42,660

Total current liabilities	276,591	344,320

Long-term debt	423,064	384,482
Accrued retirement benefits	108,018	109,502
Other liabilities	45,899	47,084

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock - par value $0.01 per share
Authorized: 150,000,000 shares
Issued: Shares at par value (2008 – 54,989,748; 2007 – 54,521,320)	550	545
Additional paid-in capital	239,820	230,721
Treasury stock, at cost (2008 – 560,452 shares; 2007 – 452,469 shares)	(13,512)	(10,583)
Retained earnings	474,291	422,790
Accumulated other non-owner changes to equity	43,905	10,474

Total stockholders’ equity	745,054	653,947

Total liabilities and stockholders’ equity	$1,598,626	$1,539,335

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2008	2007
Operating activities:
Net income	$68,046	$56,042
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	26,364	23,593
Loss (gain) on disposition of property, plant and equipment	(102)	174
Non-cash stock-based compensation expense	3,751	3,955
Non-cash retirement savings plan contributions	—	3,776
Withholding taxes paid on stock issuances	(1,512)	(5,016)
Loss on the sale of Spectrum Plastics	843	—
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(24,725)	(28,756)
Inventories	(1,549)	(3,307)
Prepaid expenses	(3,468)	(5,186)
Accounts payable	(19,208)	1,739
Accrued liabilities	(10,361)	(5,124)
Deferred income taxes	6,889	4,521
Long-term retirement benefits	(4,804)	(1,319)
Other	27	(535)

Net cash provided by operating activities	40,191	44,557

Investing activities:
Proceeds from disposition of property, plant and equipment	542	431
Proceeds from the sale of Spectrum Plastics, net	5,129	—
Capital expenditures	(26,101)	(22,922)
Business acquisitions, net of cash acquired	—	(1,886)
Revenue sharing program payments	(35,750)	(36,275)
Other	(1,231)	(991)

Net cash used by investing activities	(57,411)	(61,643)

Financing activities:
Net change in other borrowings	2,241	5,061
Payments on long-term debt	(165,987)	(168,182)
Proceeds from the issuance of long-term debt	197,350	176,875
Proceeds from the issuance of common stock	3,531	8,958
Common stock repurchases	(1,416)	—
Dividends paid	(16,273)	(14,053)
Excess tax benefit on stock awards	1,588	—
Other	(97)	(3,636)

Net cash provided by financing activities	20,937	5,023
Effect of exchange rate changes on cash and cash equivalents	823	(904)

Increase (decrease) in cash and cash equivalents	4,540	(12,967)
Cash and cash equivalents at beginning of period	20,600	35,360

Cash and cash equivalents at end of period	$25,140	$22,393

Supplemental Disclosure of Cash Flow Information:

Non-cash financing and investing activities in 2007 include the acquisition of $65.4 million of intangible assets and the recognition of the corresponding liabilities in connection with the aftermarket revenue sharing programs (“RSPs”).

See accompanying notes.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts included in the notes are stated in thousands except per share data.)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 2007 has been derived from the 2007 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three- and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

2. Net Income Per Common Share

For the purpose of computing diluted net income per share, the weighted average number of shares outstanding was increased by 3,059,719 and 4,596,539 for the three-month periods ended June 30, 2008 and 2007, respectively, and 2,509,624 and 3,605,080 for the six-month periods ended June 30, 2008 and 2007, respectively, to account for the potential dilutive effects of stock-based incentive plans and convertible senior subordinated notes.

The calculation of weighted average diluted shares outstanding excludes all anti-dilutive shares. During the three-month periods ended June 30, 2008 and 2007, the Company excluded 432,000 and 79,500 options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options were considered anti-dilutive. During the six-month periods ended June 30, 2008 and 2007, the Company excluded 693,457 and 513,338 options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options were considered anti-dilutive. There were no adjustments to net income for the purpose of computing income available to common stockholders for those periods.

The Company granted 301,300 stock options (278,800 net of forfeitures) and 140,141 restricted stock unit awards (130,141 net of forfeitures) in February 2008 as part of its annual grant award. Of the 130,141 restricted stock unit awards, 58,400 vest upon satisfying established performance goals and 71,741 vest upon meeting certain service conditions. Of the 71,741 restricted stock units that vest upon meeting certain service conditions, 9,477 have accelerated vesting provisions based upon meeting certain established performance goals.

The 3.75% convertible senior subordinated notes due in August 2025 (the “3.75% Convertible Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of June 30, 2008 was approximately $20.91 per share of common stock. As of June 30, 2008 and 2007, the Company’s market price per share exceeded the conversion price of the notes. Under the net share settlement method, there were 1,215,770 and 1,548,163 potential shares issuable under the notes that were considered dilutive in the three-month periods ended June 30, 2008 and 2007, respectively, and 801,234 and 913,789 potential shares issuable under the notes that were considered dilutive in the six-month periods ended June 30, 2008 and 2007, respectively.

The 3.375% convertible senior subordinated notes due in March 2027 (the “3.375% Convertible Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of June 30, 2008 was approximately $28.59 per share of common stock. As of June 30, 2008, the Company’s market price per share did not exceed the conversion price of the notes. As of June 30, 2007, the Company’s market price per share exceeded the conversion price of the notes. Under the net share settlement method, there were 275,275 and 137,637 potential shares issuable under the notes that were considered dilutive in the three-month and six-month periods ended June 30, 2007, respectively.

3. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from the investments by, and distributions to, stockholders. For the Company, comprehensive income for the period includes net income and other non-owner changes to equity, net of taxes.

Statements of Comprehensive Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$34,615	$28,387	$68,046	$56,042
Unrealized gains (losses) on hedging activities	1,886	(174)	2,332	(119)
Foreign currency translation adjustments	(2,686)	3,518	29,479	4,168
Defined benefit pension and other postretirement plans	471	348	1,620	1,422

Comprehensive income	$34,286	$32,079	$101,477	$61,513

4. Inventories

The components of inventories were:

	June 30, 2008	December 31, 2007
Finished goods	$143,784	$145,896
Work-in-process	65,181	61,027
Raw material and supplies	42,295	39,913

	$251,260	$246,836

5. Goodwill and Other Intangible Assets

Goodwill:

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company for the six-month period ended June 30, 2008:

	Barnes Aerospace	Barnes Distribution	Barnes Industrial	Total Company
January 1, 2008	$30,786	$161,063	$188,637	$380,486
Goodwill adjustments	—	(1,896)	(250)	(2,146)
Foreign currency translation	—	2,528	13,826	16,354

June 30, 2008	$30,786	$161,695	$202,213	$394,694

During the first half of 2008, the goodwill recorded at Barnes Distribution for the KENT acquisition was reduced to appropriately recognize deferred tax benefits related to certain assumed liabilities and was reduced for costs expended which were less than the amount recorded as an assumed liability in the acquisition. Goodwill recorded at Barnes Industrial was reduced in the first half of 2008 for the sale of Spectrum Plastics.

Other Intangible Assets:

Other intangible assets consisted of:

	June 30, 2008			December 31, 2007
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs	Up to 30	$293,700	$(16,059)	$293,700	$(11,785)
Customer lists/relationships	10	28,578	(10,701)	28,578	(9,150)
Patents, trademarks/trade names	5-30	22,896	(7,120)	25,196	(6,457)
Other	Up to 15	7,405	(1,501)	8,262	(2,068)

		352,579	(35,381)	355,736	(29,460)
Foreign currency translation		6,405	—	4,182	—

Other intangible assets		$358,984	$(35,381)	$359,918	$(29,460)

Amortization of intangible assets is expected to increase from approximately $13,200 in 2008 to $16,800 in 2012.

As discussed in Note 12, during the first quarter of 2008 the Company sold the net assets of the Barnes Industrial business Spectrum Plastics Molding Resources, Inc. (“Spectrum Plastics”). The sale of Spectrum Plastics resulted in a reduction of $1,898 to intangible assets, net of accumulated amortization, in 2008.

6. Business Reorganizations

In connection with the acquisition of KENT and as part of Project Catalyst, Barnes Distribution implemented certain right-sizing actions which included employee terminations. As of December 31, 2007, the Company had a liability of $6,662 related to these actions. In 2008, the Company implemented additional right-sizing actions at Barnes Distribution. In 2007, the Company implemented within Barnes Industrial a reduction-in-force, and production realignment and product rationalization activities. As of December 31, 2007, the Company had a liability of $2,347 related to these actions. Additional actions at Barnes Industrial were taken in 2008. The following table sets forth the change in the carrying amount of the liability for these actions for the six-month period ended June 30, 2008:

	Barnes Distribution	Barnes Industrial
January 1, 2008	$6,662	$2,347
Severance expense, net	997	182
Adjustments recorded to assumed liabilities (goodwill)	(889)	—
Payments	(3,208)	(657)
Foreign currency translation	309	—

June 30, 2008	$3,871	$1,872

The Barnes Industrial liability includes $602 of non-cash items. The remaining balances of the Barnes Distribution and Barnes Industrial liabilities are expected to be paid in 2008 and 2009.

7. Debt

Under the terms of its Revolving Credit Agreement, the Company pays interest based on the London Interbank Offered Rate (“LIBOR”) plus a borrowing spread ranging from 0.30% to 1.15%, depending on the Company’s debt ratio at the time of the borrowing (the “borrowing spread”). In March 2008, the Company entered into two, three-year interest rate swap agreements which together converted the interest on the first $100,000 of borrowings under the Company’s Revolving Credit Agreement from a variable rate plus the borrowing spread to a fixed rate of 2.947% plus the borrowing spread. The interest rate swaps qualify as cash flow hedges. The fair market value of the interest rate swaps was a net asset of $1,892 at June 30, 2008 which was recorded in other long-term assets in the accompanying balance sheet. The offset to these amounts was recorded in accumulated other non-owner changes to equity, net of tax. Amounts in accumulated other non-owner changes to equity expected to be reclassified to earnings within the next year are not material. For the period ended June 30, 2008, there was no hedge ineffectiveness recorded in the consolidated statement of income related to this cash flow hedge.

The 3.75% Convertible Notes and the 3.375% Convertible Notes are eligible for conversion upon meeting certain conditions as provided in the respective indenture agreements. The eligibility for conversion is determined quarterly. During the second quarter of 2008, neither the 3.75% Convertible Notes nor the 3.375% Convertible Notes were eligible for conversion. During the third quarter of 2008, neither the 3.75% Convertible Notes nor the 3.375% Convertible Notes will be eligible for conversion.

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

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This Statement classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis as of June 30, 2008:

	Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives, net	$(2,992)	$—	$(2,992)	$—
Rabbi trust assets	1,706	1,706	—	—

	$(1,286)	$1,706	$(2,992)	$—

The fair values for the derivative contracts are valued using observable current market information as of the reporting date such as the prevailing LIBOR-based and treasury interest rates and forward currency spot and forward rates. The fair values of rabbi trust assets are based on quoted market prices from various financial exchanges.

As of December 31, 2007, the fair values of the 3.75% Convertible Notes and 3.375% Convertibles Notes were approximately $167,330 and $131,651, respectively. As of June 30, 2008, the fair values of the 3.75% Convertible Notes and the 3.375% Convertible Notes were approximately $127,160 and $105,750, respectively.

9. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

Pensions	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Service cost	$1,834	$2,001	$3,879	$4,048
Interest cost	5,874	5,449	11,748	10,779
Expected return on plan assets	(8,044)	(7,574)	(16,155)	(15,286)
Amortization of prior service cost	308	369	623	742
Recognized losses	655	568	1,170	1,079
Curtailment gain	—	(84)	—	(84)

Net periodic benefit cost	$627	$729	$1,265	$1,278

Other Postretirement Benefits	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Service cost	$131	$254	$386	$558
Interest cost	1,164	1,113	2,315	2,265
Amortization of prior service cost	262	302	509	592
Recognized losses	42	158	145	364

Net periodic benefit cost	$1,599	$1,827	$3,355	$3,779

10. Information on Business Segments

The following table sets forth information about the Company’s operations by its three reportable business segments:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
		As adjusted		As adjusted
Net sales
Barnes Aerospace	$114,402	$92,418	$226,710	$183,610
Barnes Distribution	135,772	137,502	276,745	277,269
Barnes Industrial	132,922	129,960	268,507	259,909
Intersegment sales	(223)	(354)	(521)	(612)

Total net sales	$382,873	$359,526	$771,441	$720,176

Operating profit
Barnes Aerospace	$23,877	$18,582	$46,188	$35,424
Barnes Distribution	5,434	3,650	12,401	9,881
Barnes Industrial	19,697	18,091	40,321	38,213

Total operating profit	49,008	40,323	98,910	83,518
Interest income	89	251	279	439
Interest expense	(5,125)	(6,489)	(10,423)	(13,461)
Other income (expense), net	(355)	(211)	(2,184)	(524)

Total income before income taxes	$43,617	$33,874	$86,582	$69,972

11. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not significant as of June 30, 2008 and December 31, 2007.

Contingent Payments

In connection with the Service Plus Distributors, Inc. acquisition in September, 2005, $3,700 of the purchase price could be earned within three years of the closing date, contingent upon the occurrence of certain events or the achievement of certain performance targets. In 2006, $1,500 was earned and paid. The remaining balance of $2,200 as of June 30, 2008 will be recorded if and when paid.

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

12. Business Divestiture

In February 2008, the Company sold the net assets of Spectrum Plastics for $6,350 resulting in an after-tax transaction loss of $843, or $0.01 per diluted share. The pre-tax loss of $1,237 and related tax benefit of $394 are reflected in other expenses and income taxes, respectively, in the accompanying consolidated statements of income in the six-month period ended June 30, 2008. The Company did not report Spectrum Plastics as a discontinued operation as it was not significant to any period presented. Accordingly, the operating results of Spectrum Plastics are included in the operating results of the Company in the accompanying consolidated statements of income for the six-month period ended June 30, 2008 (through the date of the sale) and for the three-month and six-month periods ended June 30, 2007.

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

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month and six-month periods ended June 30, 2008 and 2007, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 1, 2008 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of June 30, 2008 and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2008 and 2007 and the consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007. This interim financial information is the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, of stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Hartford, Connecticut August 1, 2008

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

Second Quarter 2008 Highlights

In the second quarter of 2008, sales grew 6.5% to $382.9 million primarily as a result of organic sales growth at the Barnes Aerospace segment and the strengthening of foreign currencies against the U.S. dollar throughout the Company’s geographically diverse businesses.

Operating income increased 21.6% to $49.0 million in the second quarter of 2008 as all three business segments reported higher profits.

RESULTS OF OPERATIONS

Sales

	Three months ended June 30,				Six months ended June 30,
(in millions)	2008	2007	Change		2008	2007	Change
Barnes Aerospace	$114.4	$92.4	$22.0	23.8%	$226.7	$183.6	$43.1	23.5%
Barnes Distribution	135.8	137.5	(1.7)	(1.3)%	276.7	277.3	(0.6)	(0.2)%
Barnes Industrial	132.9	130.0	2.9	2.3%	268.5	259.9	8.6	3.3%
Intersegment sales	(0.2)	(0.4)	0.2	36.8%	(0.5)	(0.6)	0.1	14.8%

Total	$382.9	$359.5	$23.4	6.5%	$771.4	$720.2	$51.2	7.1%

The Company reported net sales of $382.9 million in the second quarter of 2008, an increase of $23.4 million or 6.5%, over the second quarter of 2007. The sales increase reflected $13.0 million of organic sales growth as a result of a $22.0 million increase at Barnes Aerospace, offset in part by lower organic sales at Barnes Distribution and Barnes Industrial. Foreign currency translation favorably impacted sales by $13.8 million in the second quarter of 2008 as foreign currencies strengthened against the U.S. dollar, primarily in Europe and Canada. Additionally, the sale of Spectrum Plastics in the first quarter of 2008 resulted in a reduction in sales of $3.4 million as compared to the 2007 period.

Sales for the six-month period ended June 30, 2008 were $771.4 million, an increase of $51.2 million, or 7.1%, over the six-month period ended June 30, 2007. The sales increase reflected $28.1 million of organic sales growth as a result of a $43.1 million increase at Barnes Aerospace, offset in part by lower organic sales at Barnes Distribution and Barnes Industrial. Foreign currency translation favorably impacted sales by $28.9 million in 2008 as foreign currencies strengthened against the U.S. dollar, primarily in Europe and Canada. Additionally, the sale of Spectrum Plastics resulted in a reduction in sales of $5.8 million as compared to the 2007 period.

Expenses and Operating Income

	Three months ended June 30,				Six months ended June 30,
(in millions)	2008	2007	Change		2008	2007	Change
Cost of sales	$234.5	$219.8	$14.7	6.7%	$474.4	$440.7	$33.7	7.6%
% of sales	61.3%	61.1%			61.5%	61.2%

Gross profit	148.3	139.7	8.6	6.2%	297.1	279.4	17.7	6.3%
% of sales	38.7%	38.9%			38.5%	38.8%

Selling and administrative expenses	99.3	99.4	(0.1)	(0.1)%	198.2	196.0	2.2	1.1%
% of sales	25.9%	27.7%			25.7%	27.2%

Operating income	49.0	40.3	8.7	21.6%	98.9	83.5	15.4	18.5%
% of sales	12.8%	11.2%			12.8%	11.6%

Operating income was $49.0 million in the second quarter of 2008, an increase of 21.6% over the same period in 2007. For the year-to-date period, operating income improved to $98.9 million, an 18.5% increase. Operating income margin for the 2008 second quarter improved to 12.8% from 11.2% a year ago and on a year-to-date basis to 12.8% in 2008 from 11.6% in 2007. All three business segments contributed to the increase in operating income and operating margin in both periods with Barnes Aerospace being the primary contributor, as the result of its higher profitable sales.

Cost of sales increased 6.7% in the second quarter of 2008 compared with the same period in 2007, the result of higher sales levels. The increase in cost of sales was slightly higher than the 6.5% increase in sales and resulted in a 0.2 percentage point reduction in gross profit margin to 38.7%. Gross profit margins decreased as a result of the shift in the overall sales mix from the higher gross margin distribution business to the lower gross margin aerospace manufacturing business. On a year-to-date basis, the 7.6% increase in cost of sales in 2008 was slightly higher than the 7.1% increase in sales which resulted in a reduction in the gross margin of 0.3 percentage points to 38.5%.

Selling and administrative expenses remained flat in the second quarter of 2008 compared to the same period in 2007. As a percentage of sales, selling and administrative expenses decreased from 27.7% in the second quarter of 2007 to 25.9% in the second quarter of 2008 and from 27.2% in the first half of 2007 to 25.7% in the first half of 2008 primarily as a result of a shift in the sales mix to the manufacturing businesses, which have lower selling and administrative expenses, as well as the impact of expense reduction initiatives and lower selling expenses at Barnes Distribution. These improvements were offset by the higher expenses from the increased sales volumes as well as approximately $3.5 million comprised of severance costs incurred by each of the business segments including costs associated with the second quarter 2008 expense reduction actions, and costs associated with the retirement of the former Senior Vice President, Finance and Chief Financial Officer.

Other Income/Expense

Other expenses, net of other income, increased $0.3 million in the second quarter of 2008 compared to the same period of 2007. Interest expense decreased $1.4 million in the second quarter of 2008 as a result of lower interest rates. For the six-month period ended June 30, 2008, other expenses, net of other income, included the $1.2 million loss on the sale of Spectrum Plastics.

Income Taxes

The Company’s effective tax rate for the first half of 2008 was 21.4%, which resulted in an effective tax rate for the second quarter of 2008 of 20.6%, compared with 19.9% in the first half of 2007 and 20.3% for the full year 2007. The increase in the effective tax rate from the full year 2007 rate was primarily driven by the projected shift in the mix of income to higher taxing jurisdictions.

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

Net Income and Net Income per Share

	Three months ended June 30,				Six months ended June 30,
(in millions, except per share data)	2008	2007	Change		2008	2007	Change
Net income	$34.6	$28.4	$6.2	21.9%	$68.0	$56.0	$12.0	21.4%

Net income per share:
Basic	$.64	$.53	$.11	20.8%	$1.26	$1.06	$.20	18.9%
Diluted	.60	.49	.11	22.4%	1.20	.99	.21	21.2%

Average common shares outstanding:
Basic	54.3	53.1	1.2	2.2%	54.2	52.9	1.3	2.6%
Diluted	57.4	57.7	(0.3)	(0.7)%	56.7	56.5	0.2	0.5%

Basic and diluted net income per share increased 20.8% and 22.4%, respectively, in the second quarter of 2008 as compared to 2007. The increase in basic shares outstanding reduced the percentage increase in net income per share as compared to the percentage increase in net income. Basic average shares outstanding increased primarily as a result of shares issued for employee stock plans. Diluted average shares outstanding decreased primarily as a result of the decrease in the dilutive effect of potentially issuable shares under the employee stock plans and the convertible notes offset in part by the increase in basic average shares outstanding.

Financial Performance by Business Segment

Barnes Aerospace

	Three months ended June 30,				Six months ended June 30,
(in millions)	2008	2007	Change		2008	2007	Change
Sales	$114.4	$92.4	$22.0	23.8%	$226.7	$183.6	$43.1	23.5%
Operating profit	23.9	18.6	5.3	28.5%	46.2	35.4	10.8	30.4%
Operating margin	20.9%	20.1%			20.4%	19.3%

Barnes Aerospace achieved sales of $114.4 million in the second quarter of 2008, an increase of 23.8% over the second quarter of 2007, and $226.7 million for the first half of 2008, a 23.5% increase over the first half of 2007. The second quarter and year-to-date sales increases reflect growth of 29.5% and 27.7%, respectively, in aftermarket sales due primarily to growth in aftermarket RSP sales and to a lesser extent increased maintenance, overhaul and repair sales (“MRO”). Manufacturing sales grew 21.0% and 21.5% in the second quarter and year-to-date periods, respectively, on the strength of the manufacturing sales order backlog. The order backlog at Barnes Aerospace at the end of the second quarter of 2008 was $424.4 million, a 10.2% decrease from the record high $472.6 million at December 31, 2007 due in part to lower orders combined with order deferments primarily related to delays in the delivery schedule on a major engine program. Approximately 61% of the backlog at June 30, 2008 is expected to be shipped within the next 12 months.

Barnes Aerospace’s second quarter 2008 operating profit was $23.9 million, an increase of 28.5% from the comparable 2007 period. For the year-to-date period, operating profit in 2008 increased 30.4% to $46.2 million from the 2007 period. Operating profit for the quarter and year-to-date periods was positively impacted by the profit contribution from the higher margin aftermarket RSPs as well as the higher sales volume in both the MRO and manufacturing businesses. This was partially offset by higher costs in the MRO business as it continues to drive improvements in the manufacturing of a spare parts product line introduced in the second half of 2007.

Outlook: Sales in the commercial aerospace manufacturing business are expected to grow based on the strong commercial engine order backlog and Barnes Aerospace’s participation in certain strategic engine programs. However, the rate of manufacturing sales growth is expected to moderate in the second half of 2008 in part as a result of the delay in the delivery schedule on certain engine programs which Barnes Aerospace participates in. Management expects aftermarket sales growth above industry levels based on the strength of the MRO market reflecting industry fundamentals and long-term maintenance and repair contracts, and in the spare parts manufacturing business primarily as a result of RSP-driven demand. Sales growth in the aftermarket business may be adversely impacted by the industry dynamics related to higher fuel costs and airline mergers, which have resulted in announced plans to retire older, less fuel-efficient aircraft. However, the aircraft retirements are not expected to significantly impact this business as Barnes Aerospace’s aftermarket business has focused on the newer generation, more fuel-efficient airplane and engine platforms. Management is concentrating on meeting increased demand by adding capacity in strategic locations both domestically and internationally, and through operational improvements. Operating profits should continue to be positively impacted by the mix of contributions from sales volume increases in the aftermarket and manufacturing businesses. As part of the aftermarket RSP programs, the management fees payable to its customer increase generally in the fourth or later years of each program. These and other similar fees are deducted from sales and temper aftermarket RSP sales growth and operating margins.

Barnes Distribution

	Three months ended June 30,				Six months ended June 30,
(in millions)	2008	2007	Change		2008	2007	Change
Sales	$135.8	$137.5	$(1.7)	(1.3)%	$276.7	$277.3	$(0.6)	(0.2)%
Operating profit	5.4	3.7	1.7	48.9%	12.4	9.9	2.5	25.5%
Operating margin	4.0%	2.7%			4.5%	3.6%

Barnes Distribution recorded sales of $135.8 million in the second quarter of 2008, a 1.3% decrease from the second quarter of 2007, and $276.7 million in the first half of 2008, a 0.2% decrease from the first half of 2007. The decreases in the second quarter of 2008 and the first half of 2008 were primarily a result of a reduction in organic sales of $7.1 million and $12.3 million, respectively. Lower organic sales were due to softness in certain markets served by Barnes Distribution in North America, primarily in the transportation-related and certain manufacturing markets, and the impact of initiatives which created sales force disruption in the United States and the United Kingdom. These decreases in sales were offset by the favorable impact of foreign currency translation of $5.4 million and $11.7 million in the second quarter of 2008 and the first half of 2008, respectively, as foreign currencies strengthened against the U.S. dollar, primarily in Europe.

Barnes Distribution’s operating profit for the second quarter of 2008 increased 48.9% to $5.4 million and operating profit in the first half of 2008 increased 25.5% to $12.4 million, primarily as a result of operational and productivity improvements in the North American business realized from Project Catalyst actions focused on improving the profitability of the business. Additionally, costs associated with Project Catalyst were approximately $2.0 million in the second quarter of 2007. Offsetting these improvements were the underperformance of the European business, reduced profitability from lower sales levels, and a severance charge of approximately $1.5 million in the U.S., Canada and the United Kingdom to align Barnes Distribution’s cost base with current sales levels.

Outlook: Management continues to focus on growing profitable organic sales and operating profits within Barnes Distribution. Organic sales may be negatively impacted by challenging global economic conditions and are largely dependent upon the retention of its customers and sales force worldwide. Profitable growth in North America is expected primarily as a result of targeted market segmentation initiatives, the recent cost base alignment actions and the change in sales force compensation which focuses on market pricing, customer retention and penetration, and adding new customers in core markets. Profitable growth in Europe is dependent on continued improvements in operational performance and realization of the benefits of the recent cost base alignment actions coupled with sales growth. Operating profit in the second half of 2008 is expected to be positively impacted by the benefits from the Project Catalyst initiatives undertaken in 2007 including the actions focused on sales and margin improvement, expanded global product sourcing, European market development, and logistics and network optimization. Costs associated with additional productivity and profitability initiatives may negatively impact near-term operating profits. Management continues to actively monitor its supplier price increases in an effort to share these increases with its customers.

Barnes Industrial

	Three months ended June 30,				Six months ended June 30,
(in millions)	2008	2007	Change		2008	2007	Change
Sales	$132.9	$130.0	$2.9	2.3%	$268.5	$259.9	$8.6	3.3%
Operating profit	19.7	18.1	1.6	8.9%	40.3	38.2	2.1	5.5%
Operating margin	14.8%	13.9%			15.0%	14.7%

Sales at Barnes Industrial for the second quarter of 2008 were $132.9 million, a 2.3% increase from the second quarter of 2007, and $268.5 million for the first half of 2008, a 3.3% increase from 2007. Organic sales were down slightly in the 2008 periods as sales growth in the specialty businesses was offset by declines in the primarily North American-based engineered springs businesses. The declines in North America resulted from weaker economic conditions as compared to 2007, particularly in the North American transportation market. Additionally, the sale of Spectrum Plastics resulted in a reduction in sales of $3.4 million and $5.8 million for the second quarter of 2008 and first half of 2008, respectively. These decreases were offset by the favorable impact on sales of foreign currency translation of approximately $8.4 million in the second quarter of 2008 and $17.2 million in the first half of 2008 as foreign currencies strengthened against the U.S. Dollar, primarily in Europe.

Barnes Industrial’s second quarter 2008 operating profit was $19.7 million, an 8.9% improvement from the comparable 2007 period. The higher operating profit resulted primarily from higher sales levels in the higher margin specialty businesses, productivity and process improvements, and pricing initiatives. These increases were offset in part by the impact on operating profit of the lower sales in the engineered springs businesses. On a year-to-date basis, operating profit increased 5.5% to $40.3 million as a result of similar factors.

Outlook: Management continues to be focused on profitable organic sales growth in 2008 and leveraging the benefits of the diversified industrial end markets in which Barnes Industrial has a market presence and competitive advantage, primarily in the U.S., Europe and Asia. However, growth in the global economy is uncertain given current economic conditions. In particular, management expects sales in certain North American markets, mainly those served by its engineered springs businesses, to continue to be soft. Additionally, the inflationary pressure on commodity prices is increasing, which could negatively impact profitability in the near-term. Management continues to focus on improving profitability through organic sales growth, pricing initiatives, cost structure optimization, and productivity and process improvement actions, though the costs of such initiatives may negatively impact near-term operating profits.

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

The Company regularly reviews its capital commitments and needs and the availability of financing through institutional sources and capital markets. The Company expects to pursue opportunities to raise additional capital from time to time as it determines to be advisable based upon its capital needs, financing capabilities and market conditions.

Cash Flow

	Six months ended June 30,
(in millions)	2008	2007	Change
Operating activities	$40.2	$44.6	$(4.4)
Investing activities	(57.4)	(61.6)	4.2
Financing activities	20.9	5.0	15.9
Exchange rate effect	0.8	(1.0)	1.8

Increase (decrease) in cash	$4.5	$(13.0)	$17.5

Operating activities provided $40.2 million in cash in the first half of 2008 compared to $44.6 million in the first half of 2007. Compared to the 2007 period, operating cash flows in the 2008 period were positively impacted by improved operating performance, offset by investments in working capital. At Barnes Aerospace, this includes payments for the investment in inventory related to a spare parts product line introduced in the second half of 2007.

Cash used by investing activities in the first half of 2008 was $57.4 million compared to $61.6 million in the comparable 2007 period and includes participation fee payments related to the aftermarket RSPs of $35.8 million in the 2008 period and $36.3 million in the 2007 period. As of June 30, 2008, the Company had a $21.8 million liability under the RSPs which is included in accounts payable. Capital expenditures in the first half of 2008 were $26.1 million compared to $22.9 million in 2007. The Company expects capital spending in 2008 to be $45.0 million to $50.0 million. Additionally, investing activities in the first half of 2008 include the net proceeds of $5.1 million from the sale of Spectrum Plastics.

Cash from financing activities in the first half of 2008 included a net increase in borrowings of $33.6 million compared to an increase of $13.8 million in the comparable 2007 period. Proceeds in both periods were used to finance working capital requirements, capital expenditures, revenue sharing program payments and dividends. The 2007 net increase in borrowings includes the sale of $100.0 million of the 3.375% Convertible Notes, the proceeds of which were used to pay down borrowings under the revolving credit facility. Total cash used to pay dividends increased in the first half of 2008 by $2.2 million over the comparable 2007 period, to $16.3 million due to an increase in the number of shares outstanding and an increase in the quarterly cash dividend per share to $0.14 per share in the second quarter of 2007 and $0.16 per share in the second quarter of 2008. Other financing activities in 2007 included $3.6 million of fees related to the convertible debt issuance.

At June 30, 2008, the Company held $25.1 million in cash and cash equivalents, the majority of which are held outside of the U.S. In general, the repatriation of cash to the U.S. would have adverse tax consequences and the balances remain outside of the U.S. to fund future international growth investments, including capital expenditures, acquisitions and aftermarket RSP participation fees.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At June 30, 2008, $189.7 million was borrowed at an interest rate of 2.95% under the Company’s $400.0 million borrowing facility which matures in September 2012. Additionally, at June 30, 2008, the Company had $8.0 million of borrowings under uncommitted short-term bank credit lines at an interest rate of 4.63%. At June 30, 2008, the Company’s total borrowings are comprised of approximately 57% fixed rate debt and approximately 43% variable rate debt. The interest payments on approximately 50% of the variable rate interest debt have been converted into payments of fixed interest plus the borrowing spread under the terms of the interest rate swap agreements described in Note 7 of the Notes to the Consolidated Financial Statements.

Borrowing capacity is limited by various debt covenants in the Company’s debt agreements. The most restrictive borrowing covenant requires the Company to maintain a ratio of Consolidated Total Debt to EBITDA, as defined in the amended and restated revolving credit agreement, of not more than 4.00 times at June 30, 2008. The ratio requirement will decrease to 3.75 times for any fiscal quarter ending after September 30, 2009. The actual ratio at June 30, 2008 was 2.13 times and would have allowed additional borrowings of $409.3 million.

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

Recent Accounting Changes

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This Statement was to be effective for the Company in 2008. However, in February 2008 the FASB issued FSP No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for lease transactions, and FSP No. 157-2, which delayed the effective date of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities until 2009 for the Company except for items that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis. Effective January 1, 2008, the Company adopted the provisions of this Statement except as it relates to those nonfinancial assets and nonfinancial liabilities excluded under FSP No. 157-2. The nonfinancial assets and nonfinancial liabilities for which the Company has not applied the fair value provisions of SFAS No. 157 include: goodwill, intangible and other long-lived asset impairment testing; asset retirement obligations; liabilities for exit or disposal activities; and business combinations. The Company is currently evaluating the impact this Statement will have on the Company’s financial position, results of operations and cash flows as it relates to nonfinancial assets and nonfinancial liabilities. For the impact of adoption of this Statement on financial assets and financial liabilities, see Note 8 of the Notes to the Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” The provisions of SFAS No. 141R change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. This Statement will be effective prospectively for acquisitions made by the Company after December 31, 2008. The impact of this Statement on the Company’s financial position, results of operations and cash flows will be dependent on the terms, conditions and details of such acquisitions.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The provisions of SFAS No. 161 which will change the required interim and annual disclosures for derivative instruments and hedging activities will be required for the Company beginning in 2009.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The provisions of this FSP require an entity to separately account for the liability and equity components of the convertible debt in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest is recognized. The FSP will be effective for the Company beginning in 2009 and the provisions will be required to be applied retroactively to all periods presented. The Company is currently evaluating the impact this Statement will have on the Company’s financial position, results of operations and cash flows.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The provisions of this FSP define non-forfeitable dividends or dividend equivalents distributed on unvested share-based payment transactions as participating securities. As participating securities, these instruments are required to be included in the calculation of basic earnings per share. The FSP will be effective for the Company beginning in 2009 and the provisions will be required to be applied retroactively to all periods presented. The Company is currently evaluating the impact this FSP will have on the Company’s calculation of basic earnings per share.

EBITDA

Earnings before interest expense, income taxes, and depreciation and amortization (“EBITDA”) for the first half of 2008 were $123.3 million compared to $107.0 million in the first half of 2007. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company’s operating performance. The Company’s definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company’s net income (in millions):

	Six months ended June 30,
	2008	2007
Net income	$68.0	$56.0
Add back:
Interest expense	10.4	13.5
Income taxes	18.5	13.9
Depreciation and amortization	26.4	23.6

EBITDA	$123.3	$107.0

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

There has been no significant change in the Company’s exposure to market risk during the first six months of 2008 other than the following change related to the Company’s interest rate exposure. In March 2008, the Company entered into two, three-year interest rate swap agreements which together converted the interest on the first $100.0 million of borrowings under the Company’s Revolving Credit Agreement from a variable rate plus the borrowing spread to a fixed rate of 2.947% plus the borrowing spread for the purpose of mitigating its exposure to variable interest rates. The Company did not previously hedge its exposure to variable interest rates. For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1-30, 2008	210		$23.48	—	5,000,000
May 1-31, 2008	46,075		$30.74	46,075	4,953,925
June 1-30, 2008	26,839		$25.78	—	4,953,925

Total	73,124	(1)	$28.90	46,075

(1)	Other than 46,075 shares purchased in the second quarter of 2008 which were purchased as part of the Company’s publicly announced plans, all acquisitions of equity securities during the second quarter of 2008 were the result of the operation of the terms of the Company’s stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.
(2)	The program was publicly announced on May 8, 2008 authorizing repurchase of up to 5.0 million shares of its common stock. This program replaced a previous authorization for the repurchase of up to 1.0 million shares of its common stock that was approved on April 12, 2001.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of the Company’s stockholders was held on May 8, 2008. Proxies for the meeting were solicited pursuant to Regulation 14 A.

(b)	The following directors were elected:

Director	Votes in Favor	Votes Withheld	For a Term Expiring
William S. Bristow, Jr.	39,344,233	5,377,583	2011
William C. Denninger	42,493,331	2,228,485	2011	*
Gregory F. Milzcik	43,153,018	1,568,798	2011

*	Effective June 2, 2008, Mr. Denninger retired as a Director of the Company.

(c)	(1)	The stockholders approved an amendment to the Barnes Group Inc. Employee Stock Purchase Plan to increase to 2,525,000 the number of shares of common stock authorized for issuance under the plan. The proposal was approved as 38,584,093 shares voted for, 560,069 shares voted against, 595,802 shares abstained, and 4,981,852 shares did not vote.

	(2)	The stockholders ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2008. The proposal was ratified as 43,455,262 shares voted for, 1,163,254 shares voted against and 103,300 shares abstained.

Item 6.	Exhibits

(a) Exhibits

Exhibit 4.1	(i) ISDA Master Agreement, dated as of March 6, 2008, between Wells Fargo Bank, N.A. and Barnes Group Inc.

(ii) Schedule to Wells Fargo Bank , N.A. ISDA Master Agreement.

Exhibit 4.2	(i) Schedule to JP Morgan Chase Bank, N.A. ISDA Master Agreement.

Exhibit 10.1	Agreement between Francis C. Boyle and the Company, dated June 6, 2008.

Exhibit 15	Letter regarding unaudited interim financial information.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date: August 1, 2008	/s/ FRANCIS C. BOYLE, JR.
Francis C. Boyle, Jr.
Acting Chief Financial Officer and Vice President, Controller (the principal Financial and Accounting Officer)

EXHIBIT INDEX

Barnes Group Inc.

Quarterly Report on Form 10-Q

For Quarter ended June 30, 2008

Exhibit No.	Description	Reference
4.1	(i) ISDA Master Agreement, dated as of March 6, 2008, between Wells Fargo Bank, N.A. and Barnes Group Inc.	Filed with this report.

	(ii) Schedule to Wells Fargo Bank, N.A. ISDA Master Agreement.	Filed with this report.

4.2	(i) Schedule to JP Morgan Chase Bank, N.A. ISDA Master Agreement.	Filed with this report.

10.1	Agreement between Francis C. Boyle and the Company, dated June 6, 2008.	Filed with this report.

15	Letter regarding unaudited interim financial information.	Filed with this report.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.