Form 10-Q
period 2008-09-30
BARNES GROUP INC
filed 2008-10-31
CIK 9984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The registrant had outstanding 53,691,109 shares of common stock as of October 29, 2008.

Barnes Group Inc.

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net sales	$337,135	$360,386	$1,108,576	$1,080,562

Cost of sales	209,830	226,139	684,203	666,888
Selling and administrative expenses	86,254	94,157	284,410	290,121

	296,084	320,296	968,613	957,009

Operating income	41,051	40,090	139,963	123,553

Other income	138	245	441	876

Interest expense	4,735	6,162	15,158	19,623
Other expenses	69	304	2,279	965

Income before income taxes	36,385	33,869	122,967	103,841

Income taxes	7,453	6,208	25,989	20,138

Net income	$28,932	$27,661	$96,978	$83,703

Per common share:
Net income:
Basic	$.53	$.52	$1.79	$1.58
Diluted	.51	.47	1.71	1.47
Dividends	.16	.14	.46	.405

Average common shares outstanding:
Basic	54,491,638	53,605,631	54,305,152	53,108,604
Diluted	56,336,095	58,427,435	56,659,318	57,118,331

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$25,618	$20,600
Accounts receivable, less allowances (2008 - $5,759; 2007 - $5,452)	216,336	211,346
Inventories	243,395	246,836
Deferred income taxes	25,630	29,087
Prepaid expenses	15,608	13,498

Total current assets	526,587	521,367

Deferred income taxes	3,920	14,085

Property, plant and equipment	637,695	622,728
Less accumulated depreciation	(398,704)	(392,183)

	238,991	230,545

Goodwill	370,327	380,486
Other intangible assets, net	320,513	330,458
Other assets	68,405	62,394

Total assets	$1,528,743	$1,539,335

Liabilities and Stockholders’ Equity
Current liabilities
Notes and overdrafts payable	$1,993	$7,322
Accounts payable	103,462	187,136
Accrued liabilities	83,432	107,202
Long-term debt – current	35,436	42,660

Total current liabilities	224,323	344,320

Long-term debt	435,715	384,482
Accrued retirement benefits	104,940	109,502
Other liabilities	39,803	47,084

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock - par value $0.01 per share
Authorized: 150,000,000 shares
Issued: Shares at par value (2008 – 55,209,248; 2007 – 54,521,320)	552	545
Additional paid-in capital	242,915	230,721
Treasury stock, at cost (2008 – 618,819 shares; 2007 – 452,469 shares)	(14,943)	(10,583)
Retained earnings	494,364	422,790
Accumulated other non-owner changes to equity	1,074	10,474

Total stockholders’ equity	723,962	653,947

Total liabilities and stockholders’ equity	$1,528,743	$1,539,335

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2008	2007
Operating activities:
Net income	$96,978	$83,703
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	39,675	36,395
Loss (gain) on disposition of property, plant and equipment	(218)	163
Non-cash stock-based compensation expense	5,218	5,688
Non-cash retirement savings plan contributions	—	5,671
Withholding taxes paid on stock issuances	(2,568)	(5,897)
Loss on the sale of Spectrum Plastics	846	—
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(10,448)	(31,603)
Inventories	(254)	(13,274)
Prepaid expenses	(2,853)	(4,231)
Accounts payable	(27,023)	9,388
Accrued liabilities	(19,586)	(1,161)
Deferred income taxes	11,165	4,251
Long-term retirement benefits	(6,800)	(1,709)
Other	(946)	(166)

Net cash provided by operating activities	83,186	87,218

Investing activities:
Proceeds from disposition of property, plant and equipment	703	1,069
Proceeds from the sale of Spectrum Plastics, net	5,127	—
Capital expenditures	(41,982)	(32,943)
Business acquisitions, net of cash acquired	47	(2,943)
Revenue sharing program payments	(57,500)	(45,775)
Other	(2,105)	(1,913)

Net cash used by investing activities	(95,710)	(82,505)

Financing activities:
Net change in other borrowings	(5,249)	4,057
Payments on long-term debt	(197,770)	(203,705)
Proceeds from the issuance of long-term debt	242,100	193,875
Proceeds from the issuance of common stock	4,944	10,352
Common stock repurchases	(1,791)	(54)
Dividends paid	(24,998)	(21,566)
Excess tax benefit on stock awards	1,743	4,931
Other	(104)	(4,123)

Net cash provided (used) by financing activities	18,875	(16,233)

Effect of exchange rate changes on cash and cash equivalents	(1,333)	(1,221)

Increase (decrease) in cash and cash equivalents	5,018	(12,741)

Cash and cash equivalents at beginning of period	20,600	35,360

Cash and cash equivalents at end of period	$25,618	$22,619

Supplemental Disclosure of Cash Flow Information:

Non-cash financing and investing activities in 2007 include the acquisition of $55,875 of intangible assets and the recognition of the corresponding liabilities in connection with the aftermarket revenue sharing programs (“RSPs”).

See accompanying notes.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts included in the notes are stated in thousands except per share data.)

(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 2007 has been derived from the 2007 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

See Notes 8 and 13 for discussion of the impact of the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” on January 1, 2008.

2. Net Income Per Common Share

For the purpose of computing diluted net income per share, the weighted average number of shares outstanding was increased by 1,844,457 and 4,821,804 for the three-month periods ended September 30, 2008 and 2007, respectively, and 2,354,166 and 4,009,727 for the nine-month periods ended September 30, 2008 and 2007, respectively, to account for the potential dilutive effects of stock-based incentive plans and convertible senior subordinated notes.

The calculation of weighted average diluted shares outstanding excludes all anti-dilutive shares. During the three-month periods ended September 30, 2008 and 2007, the Company excluded 942,661 and 91,100 stock options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options were considered anti-dilutive. During the nine-month periods ended September 30, 2008 and 2007, the Company excluded 776,525 and 372,592 options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options were considered anti-dilutive. There were no adjustments to net income for the purpose of computing income available to common stockholders for those periods.

The Company granted 301,300 stock options (263,950 net of forfeitures) and 140,141 restricted stock unit awards (130,141 net of forfeitures) in February 2008 as part of its annual grant awards. Of the 130,141 net restricted stock unit awards, 58,400 vest upon satisfying established performance goals and 71,741 vest upon meeting certain service conditions. Of the 71,741 restricted stock units that vest upon meeting certain service conditions, 9,477 have accelerated vesting provisions based upon meeting certain established performance goals.

The 3.75% convertible senior subordinated notes due in August 2025 (the “3.75% Convertible Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of September 30, 2008 was approximately $20.86 per share of common stock. The dilutive effect of the notes is determined based on the average closing price of the Company’s stock for the last 30 trading days of the quarter as compared to the conversion price of the notes. Under the net share settlement method, there were 412,767 and 1,581,234 potential shares issuable under the notes that were considered dilutive in the three-month periods ended September 30, 2008 and 2007, respectively, and 671,745 and 1,136,270 potential shares issuable under the notes that were considered dilutive in the nine-month periods ended September 30, 2008 and 2007, respectively.

The 3.375% convertible senior subordinated notes due in March 2027 (the “3.375% Convertible Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of September 30, 2008 was approximately $28.55 per share of common stock. The dilutive effect of the notes is determined based on the average closing price of the Company’s stock for the last 30 trading days of the quarter as compared to the conversion price of the notes. Under the net share settlement method, there were no potential shares issuable under the notes as the notes were considered anti-dilutive for the three-month and nine-month periods ended September 30, 2008. Under the net share settlement method, there were 308,347 and 194,540 potential shares issuable under the notes that were considered dilutive in the three-month and nine-month periods ended September 30, 2007, respectively.

3. Comprehensive Income

Comprehensive income (loss) includes all changes in equity during a period except those resulting from the investments by, and distributions to, stockholders. For the Company, comprehensive income (loss) for the period includes net income and other non-owner changes to equity, net of taxes.

Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$28,932	$27,661	$96,978	$83,703
Unrealized gains (losses) on hedging activities	(1,281)	878	1,050	759
Foreign currency translation adjustments	(44,000)	15,950	(14,520)	20,118
Defined benefit pension and other postretirement plans	2,450	1,439	4,070	2,861

Comprehensive income (loss)	$(13,899)	$45,928	$87,578	$107,441

4. Inventories

The components of inventories were:

	September 30, 2008	December 31, 2007
Finished goods	$138,288	$145,896
Work-in-process	62,690	61,027
Raw material and supplies	42,417	39,913

	$243,395	$246,836

5. Goodwill and Other Intangible Assets

Goodwill:

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company for the nine-month period ended September 30, 2008:

	Barnes Aerospace	Barnes Distribution	Barnes Industrial	Total Company
January 1, 2008	$30,786	$161,063	$188,637	$380,486
Goodwill adjustments	—	(2,341)	(297)	(2,638)
Foreign currency translation	—	(3,028)	(4,493)	(7,521)

September 30, 2008	$30,786	$155,694	$183,847	$370,327

During the first nine months of 2008, the goodwill recorded at Barnes Distribution for the KENT acquisition was reduced to appropriately recognize deferred tax benefits related to certain assumed liabilities and was reduced for costs expended which were less than the amount recorded as an assumed liability in the acquisition.

As discussed in Note 12, during the first quarter of 2008 the Company sold the net assets of the Barnes Industrial business Spectrum Plastics Molding Resources, Inc. (“Spectrum Plastics”). Goodwill recorded at Barnes Industrial was reduced in the first nine months of 2008 primarily for the sale of Spectrum Plastics.

Other Intangible Assets:

Other intangible assets consisted of:

	Range of Life -Years	September 30, 2008		December 31, 2007
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs	Up to 30	$293,700	$(18,102)	$293,700	$(11,785)
Customer lists/relationships	10	28,578	(11,442)	28,578	(9,150)
Patents, trademarks/trade names	5-30	22,896	(7,632)	25,196	(6,457)
Other	Up to 15	10,405	(1,617)	8,262	(2,068)

		355,579	(38,793)	355,736	(29,460)
Foreign currency translation		3,727	—	4,182	—

Other intangible assets		$359,306	$(38,793)	$359,918	$(29,460)

Amortization of intangible assets is expected to increase from approximately $13,800 in 2008 to $17,600 in 2012. The sale of Spectrum Plastics resulted in a reduction of $1,898 to intangible assets, net of accumulated amortization, in 2008.

6. Business Reorganizations

In connection with the acquisition of KENT and as part of Project Catalyst, Barnes Distribution implemented certain right-sizing actions which included employee terminations. As of December 31, 2007, the Company had a liability of $6,662 related to these actions. In 2008, the Company implemented additional right-sizing actions at Barnes Distribution. In 2007, the Company implemented within Barnes Industrial a reduction-in-force, and production realignment and product rationalization activities. As of December 31, 2007, the Company had a liability of $2,347 related to these actions. Additional actions at Barnes Industrial were taken in 2008. The following table sets forth the change in the carrying amount of the liability for these actions for the nine-month period ended September 30, 2008:

	Barnes Distribution	Barnes Industrial
January 1, 2008	$6,662	$2,347
Severance expense, net	817	82
Adjustments recorded to assumed liabilities (goodwill)	(1,500)	—
Payments	(4,292)	(935)
Foreign currency translation	70	—

September 30, 2008	$1,757	$1,494

The Barnes Industrial liability includes $602 of non-cash items. The remaining balances of the Barnes Distribution and Barnes Industrial liabilities are expected to be paid in 2008 and 2009.

7. Debt

The Company maintains an amended and restated revolving credit agreement (the “Amended Revolving Credit Agreement”) with certain participating banks and financial institutions. The Amended Credit Agreement contains $400,000 of available bank credit; matures in September 2012; allows borrowings by the Company and by Barnes Group Switzerland GmbH; charges interest at a rate of LIBOR plus a spread ranging from 0.30% to 1.15%, depending on the Company’s debt ratio at the time of the borrowing (the “borrowing spread”); and contains various financial and restrictive covenants. At September 30, 2008, $202,750 was borrowed at an interest rate of 3.64% under this borrowing facility.

Under the terms of its Revolving Credit Agreement, the Company pays interest based on the London Interbank Offered Rate (“LIBOR”). In March 2008, the Company entered into two, three-year interest rate swap agreements which together converted the interest on the first $100,000 of the Company’s LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 2.947% plus the borrowing spread. The interest rate swaps qualify as cash flow hedges. The fair market value of the interest rate swaps was a net asset of $1,168 at September 30, 2008 which was recorded in other long-term assets in the accompanying balance sheet. The offset to these amounts was recorded in accumulated other non-owner changes to equity, net of tax. Amounts in accumulated other non-owner changes to equity expected to be reclassified to earnings within the next year are not material. For the period ended September 30, 2008, there was no hedge ineffectiveness recorded in the consolidated statement of income related to this cash flow hedge.

The 3.75% Convertible Notes and the 3.375% Convertible Notes are eligible for conversion upon meeting certain conditions as provided in the respective indenture agreements. The eligibility for conversion is determined quarterly. During the third quarter of 2008, neither the 3.75% Convertible Notes nor the 3.375% Convertible Notes were eligible for conversion. During the fourth quarter of 2008, neither the 3.75% Convertible Notes nor the 3.375% Convertible Notes will be eligible for conversion.

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

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This Statement classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis as of September 30, 2008:

Description	Total	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives, net	$(2,401)	$—	$(2,401)	$—
Rabbi trust assets	1,606	1,606	—	—

	$(795)	$1,606	$(2,401)	$—

The fair values for the derivative contracts are valued using observable current market information as of the reporting date such as the prevailing LIBOR-based and U.S. treasury interest rates and forward currency spot and forward rates. The fair values of rabbi trust assets are based on quoted market prices from various financial exchanges.

As of December 31, 2007, the fair values of the 3.75% Convertible Notes and 3.375% Convertibles Notes were approximately $167,330 and $131,651, respectively. As of September 30, 2008, the fair values of the 3.75% Convertible Notes and the 3.375% Convertible Notes were approximately $116,136 and $95,695, respectively.

9. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

Pensions	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Service cost	$1,864	$2,185	$5,743	$6,233
Interest cost	5,471	5,533	17,219	16,312
Expected return on plan assets	(7,646)	(7,808)	(23,801)	(23,094)
Amortization of prior service cost	311	373	933	1,115
Recognized losses	411	713	1,581	1,792
Curtailment gain	—	—	—	(84)

Net periodic benefit cost	$411	$996	$1,675	$2,274

Other Postretirement Benefits	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Service cost	$179	$257	$565	$815
Interest cost	1,062	1,035	3,377	3,300
Amortization of prior service cost	229	270	738	862
Recognized losses	67	166	212	530

Net periodic benefit cost	$1,537	$1,728	$4,892	$5,507

10. Information on Business Segments

The following table sets forth information about the Company’s operations by its three reportable business segments:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net sales
Barnes Aerospace	$100,925	$103,157	$327,635	$286,767
Barnes Distribution	123,524	131,988	400,269	409,258
Barnes Industrial	112,857	125,615	381,364	385,524
Intersegment sales	(171)	(374)	(692)	(987)

Total net sales	$337,135	$360,386	$1,108,576	$1,080,562

Operating profit
Barnes Aerospace	$22,381	$20,686	$68,569	$56,110
Barnes Distribution	5,948	2,685	18,349	12,566
Barnes Industrial	12,722	16,803	53,043	55,016

Total operating profit	41,051	40,174	139,961	123,692
Interest income	137	229	415	668
Interest expense	(4,735)	(6,162)	(15,158)	(19,623)
Other income (expense), net	(68)	(372)	(2,251)	(896)

Total income before income taxes	$36,385	$33,869	$122,967	$103,841

In the fourth quarter of 2008, the Company is realigning its organizational structure by aligning its strategic business units with a focus on core functional and delivery capabilities. This realignment results in two new reportable business segments: Precision Components, and Logistics and Manufacturing Services. The Precision Components segment will be a global supplier of high quality manufactured precision components for critical applications serving diverse end markets such as industrial, aerospace, transportation, energy, electronics, medical and consumer products. The Logistics and Manufacturing Services segment will be an industry leader in logistical support through vendor managed inventory and technical sales for maintenance, repair, operating and production supplies. This segment will also include the manufacturing and delivery of aerospace aftermarket spare parts and the repair of aerospace engine components, as well as the design, manufacture and distribution of engineered supplies for the global industrial base. All previously reported segment information will be adjusted on a retrospective basis to reflect this change beginning in the fourth quarter of 2008.

11. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not significant as of September 30, 2008 and December 31, 2007.

Contingent Payments

In connection with the Service Plus Distributors, Inc. acquisition in September, 2005, $3,700 of the purchase price could be earned within three years of the closing date, contingent upon the occurrence of certain events or the achievement of certain performance targets. In 2006, $1,500 was earned and paid. The remaining balance of $2,200 as of September 30, 2008 will be recorded if and when paid and will be finalized in the fourth quarter of 2008.

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

12. Business Divestiture

In February 2008, the Company sold the net assets of Spectrum Plastics for $6,350 resulting in an after-tax transaction loss of $846, or $0.01 per diluted share. The pre-tax loss of $1,241 and related tax benefit of $395 are reflected in other expenses and income taxes, respectively, in the accompanying consolidated statements of income in the nine-month period ended September 30, 2008. The Company did not report Spectrum Plastics as a discontinued operation as it was not significant to any period presented. Accordingly, the operating results of Spectrum Plastics are included in the operating results of the Company in the accompanying consolidated statements of income for the nine-month period ended September 30, 2008 (through the date of the sale) and for the three-month and nine-month periods ended September 30, 2007.

13. Accounting Changes

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This Statement was to be effective for the Company in 2008. However, in February 2008 the FASB issued Financial Statement of Position (“FSP”) No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for lease transactions, and FSP No. 157-2, which delayed the effective date of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities until 2009 for the Company except for items that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis. Additionally in October 2008, the FASB issued FSP No. 157-3 which clarifies the application of SFAS No. 157 for financial assets in markets that are not active. This FSP was effective immediately and included those periods for which financial statements had not been issued. The Company does not currently have any financial assets that are valued using inactive markets and as such was not impacted by the issuance of this FSP. Effective January 1, 2008, the Company adopted the provisions of this Statement except as it relates to those nonfinancial assets and nonfinancial liabilities excluded under FSP No. 157-2. The nonfinancial assets and nonfinancial liabilities as defined by FSP No. 157-2 for which the Company has not applied the fair value provisions of SFAS No. 157 include: goodwill, intangible and other long-lived asset impairment testing; asset retirement obligations; liabilities for exit or disposal activities; and business combinations. The Company is currently evaluating the impact this Statement will have on the Company’s financial position, results of operations and cash flows as it relates to nonfinancial assets and nonfinancial liabilities. For the impact of adoption of SFAS No. 157 on financial assets and financial liabilities, see Note 8.

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

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month and nine-month periods ended September 30, 2008 and 2007, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 31, 2008 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of September 30, 2008 and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2008 and 2007 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007. This interim financial information is the responsibility of the Company’s management.

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
October 31, 2008

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

In the fourth quarter of 2008, the Company is realigning its organizational structure by aligning its strategic business units with a focus on core functional and delivery capabilities. The realignment results in two new reportable business segments: Precision Components, and Logistics and Manufacturing Services. All previously reported segment information will be adjusted on a retrospective basis to reflect this change beginning in the fourth quarter of 2008. See Note 10 of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further discussion.

Third Quarter 2008 Highlights

During the third quarter of 2008, significant volatility occurred in many markets which adversely impacted our businesses. Barnes Aerospace’s manufacturing business was disrupted as a result of the labor strike at the Boeing Company and a slide in the production schedule of a major engine program. Additionally, the industrial base served by the Barnes Distribution and Barnes Industrial business segments, including the North American and European transportation markets, continued to soften during the quarter.

As a result of this volatility, sales decreased 6.5% to $337.1 million in the third quarter of 2008 primarily due to organic sales decreases in all three business segments.

Despite the decrease in sales, operating income increased 2.4% to $41.1 million in the third quarter of 2008 primarily due to higher profits at Barnes Aerospace and Barnes Distribution as a result of continued cost reductions and lean operational improvements.

RESULTS OF OPERATIONS

Sales

(in millions)	Three months ended September 30,				Nine months ended September 30,
	2008	2007	Change		2008	2007	Change
Barnes Aerospace	$100.9	$103.2	$(2.3)	(2.2)%	$327.6	$286.8	$40.8	14.3%
Barnes Distribution	123.5	132.0	(8.5)	(6.4)%	400.3	409.3	(9.0)	(2.2)%
Barnes Industrial	112.9	125.6	(12.7)	(10.2)%	381.4	385.5	(4.1)	(1.1)%
Intersegment sales	(0.2)	(0.4)	0.2	54.3%	(0.7)	(1.0)	0.3	29.9%

Total	$337.1	$360.4	$(23.3)	(6.5)%	$1,108.6	$1,080.6	$28.0	2.6%

The Company reported net sales of $337.1 million in the third quarter of 2008, a decrease of $23.3 million, or 6.5%, from the third quarter of 2007. The sales decrease reflected $25.3 million of organic sales declines primarily at Barnes Distribution and Barnes Industrial, and a reduction in sales of $2.8 million related to the sale of Spectrum Plastics in the first quarter of 2008. Foreign currency translation favorably impacted sales by $4.8 million in the third quarter of 2008 as foreign currencies strengthened against the U.S. dollar, primarily in Europe and Brazil. However, with the near-term strengthening of the U.S. dollar, the favorable impact from foreign currency translation has diminished significantly from its peak in the first quarter of 2008.

Sales for the nine-month period ended September 30, 2008 were $1,108.6 million, an increase of $28.0 million, or 2.6%, over the nine-month period ended September 30, 2007. The sales increase reflected $2.9 million of organic sales growth as a result of a $40.8 million increase at Barnes Aerospace including the aftermarket RSPs, largely offset by lower organic sales at Barnes Distribution and Barnes Industrial. Foreign currency translation favorably impacted sales by $33.7 million in 2008 as foreign currencies strengthened against the U.S. dollar, primarily in Europe and Canada. Additionally, the sale of Spectrum Plastics resulted in a reduction in sales of $8.6 million as compared to the 2007 period.

Expenses and Operating Income

(in millions)	Three months ended September 30,				Nine months ended September 30,
	2008	2007	Change		2008	2007	Change
Cost of sales	$209.8	$226.1	$(16.3)	(7.2)%	$684.2	$666.9	$17.3	2.6%
% of sales	62.2%	62.7%			61.7%	61.7%
Gross profit	127.3	134.2	(6.9)	(5.2)%	424.4	413.7	10.7	2.6%
% of sales	37.8%	37.3%			38.3%	38.3%
Selling and administrative expenses	86.3	94.2	(7.9)	(8.4)%	284.4	290.1	(5.7)	(2.0)%
% of sales	25.6%	26.1%			25.7%	26.9%
Operating income	41.1	40.1	1.0	2.4%	140.0	123.6	16.4	13.3%
% of sales	12.2%	11.1%			12.6%	11.4%

Operating income was $41.1 million in the third quarter of 2008, an increase of 2.4% over the same period in 2007. For the year-to-date period, operating income improved to $140.0 million, a 13.3% increase over the prior year. Operating income margin for the 2008 third quarter improved to 12.2% from 11.1% a year ago and on a year-to-date basis to 12.6% in 2008 from 11.4% in 2007. The increase in operating income and operating margin in both periods was due to increased profitability at Barnes Aerospace, the result of a mix of higher margin sales and the impact of lean initiatives, and at Barnes Distribution, the result of operational and productivity improvements in North America.

Cost of sales decreased 7.2% in the third quarter of 2008 compared with the same period in 2007, the result of lower sales levels. The decrease in cost of sales was slightly higher than the 6.5% decrease in sales and resulted in a 0.5 percentage point improvement in gross profit margin. On a year-to-date basis, the 2.6% increase in cost of sales in 2008 equaled the percentage increase in sales resulting in a gross profit margin of 38.3% of sales for both 2008 and 2007.

Selling and administrative expenses decreased 8.4% in the third quarter of 2008 compared to the same period in 2007. As a percentage of sales, selling and administrative expenses decreased from 26.1% in the third quarter of 2007 to 25.6% in the third quarter of 2008, the result of lower incentive compensation and the positive impact of expense reduction initiatives. On a year-to-date basis, selling and administrative expenses as a percentage of sales decreased from 26.9% in 2007 to 25.7% in 2008, the result of a shift in the sales mix to the aerospace businesses, which have lower selling and administrative expenses, as well as the impact of lower incentive compensation and the positive impact of expense reduction initiatives.

Other Income/Expense

Other expenses, net of other income, decreased $0.1 million in the third quarter of 2008 compared to the same period of 2007. Interest expense decreased $1.4 million in the third quarter of 2008 and $4.5 million for the nine months ended September 30, 2008 as a result of lower interest rates. For the nine-month period ended September 30, 2008, other expenses, net of other income, included the $1.2 million loss on the sale of Spectrum Plastics.

Income Taxes

The Company’s effective tax rate for the first nine months of 2008 was 21.1%, which resulted in an effective tax rate for the third quarter of 2008 of 20.5%, compared with 19.4% in the first nine months of 2007 and 20.3% for the full year 2007. The increase in the effective tax rate from the full year 2007 rate was primarily driven by the projected shift in the mix of income to higher taxing jurisdictions.

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

Net Income and Net Income per Share

(in millions, except per share data)	Three months ended September 30,				Nine months ended September 30,
	2008	2007	Change		2008	2007	Change
Net income	$28.9	$27.7	$1.2	4.6%	$97.0	$83.7	$13.3	15.9%
Net income per share:
Basic	$.53	$.52	$.01	1.9%	$1.79	$1.58	$.21	13.3%
Diluted	.51	.47	.04	8.5%	1.71	1.47	.24	16.3%
Average common shares outstanding:
Basic	54.5	53.6	0.9	1.7%	54.3	53.1	1.2	2.3%
Diluted	56.3	58.4	(2.1)	(3.6)%	56.7	57.1	(0.4)	(0.8)%

Basic and diluted net income per share increased 1.9% and 8.5%, respectively, in the third quarter of 2008, and 13.3% and 16.3%, respectively, in the nine months ended September 30, 2008, as compared to 2007. The increase in basic shares outstanding reduced the percentage increase in net income per basic share as compared to the percentage increase in net income. Basic average shares outstanding increased primarily as a result of shares issued for employee stock plans. Diluted average shares outstanding decreased primarily as a result of the decrease in the dilutive effect of potentially issuable shares under the employee stock plans and the convertible notes which was driven by the decline in the Company’s stock price offset in part by the increase in basic average shares outstanding.

Financial Performance by Business Segment

Barnes Aerospace

(in millions)	Three months ended September 30,				Nine months ended September 30,
	2008	2007	Change		2008	2007	Change
Sales	$100.9	$103.2	$(2.3)	(2.2)%	$327.6	$286.8	$40.8	14.3%
Operating profit	22.4	20.7	1.7	8.2%	68.6	56.1	12.5	22.2%
Operating margin	22.2%	20.1%			20.9%	19.6%

Barnes Aerospace achieved sales of $100.9 million in the third quarter of 2008, a decrease of 2.2% from the third quarter of 2007, primarily a result of a 3.1% reduction in manufacturing sales as shipments for Boeing-related products were curtailed in September due to the Boeing labor strike and a slide in the production schedule of a major engine program. Aftermarket sales in the third quarter of 2008 were flat as compared to the 2007 period as growth in the aftermarket RSPs was offset by declines in maintenance, repair and overhaul (“MRO”) sales. MRO sales were impacted by airline deferred maintenance activities and capacity reductions driven by the significant run up in fuel cost in the third quarter of 2008. Sales at Barnes Aerospace for the first nine months of 2008 were $327.6 million, a 14.3% increase over the first nine months of 2007. The year-to-date sales increase reflects growth of 12.7% in manufacturing sales on the strength of the manufacturing sales order backlog and 17.4% in aftermarket sales primarily as a result of growth in aftermarket RSP sales and to a lesser extent, growth in MRO sales. The order backlog at Barnes Aerospace at the end of the third quarter of 2008 was $407.0 million, a 13.9% decrease from the record high $472.6 million at December 31, 2007 due to lower orders and order deferments primarily related to delays in the delivery schedule on a major engine program. Approximately 61% of the backlog at September 30, 2008 is expected to be shipped within the next 12 months, however this may be impacted by the Boeing labor strike.

Barnes Aerospace’s third quarter 2008 operating profit was $22.4 million, an increase of 8.2% from the comparable 2007 period. For the year-to-date period, operating profit in 2008 increased 22.2% to $68.6 million from the 2007 period. The increase in operating profit for the quarter was primarily a result of the profit contribution from the increased sales of the higher margin aftermarket RSPs while operating profit for the year-to-date period also resulted from the increased RSP sales and the higher sales volume in both the MRO and manufacturing businesses. The increases in both periods were partially offset by higher costs in the MRO business as it continues to drive improvements in the manufacturing of a product line introduced in the second half of 2007.

Outlook: Sales in the commercial aerospace manufacturing business are driven by Barnes Aerospace’s commercial engine order backlog through its participation in certain strategic engine programs. Sales growth in the manufacturing business could be negatively impacted by the labor strike at Boeing. Management will continue to evaluate the need for cost reduction and cost containment actions. In the long term, management believes strong aerospace industry fundamentals remain and, together with wins on new programs, will drive sales growth in this business. Management believes it is well positioned in the aftermarket business based on strong customer relationships including long-term maintenance and repair contracts, and expected demand in the spare parts manufacturing business. Sales growth in the aftermarket business has been and will continue to be adversely impacted by the industry dynamics related to higher fuel costs and airline mergers, which have resulted in deferred maintenance activities and lower capacity usage. The near-term reduction in fuel costs should provide some relief to the airlines and increase maintenance activity. Additionally, plans announced by airlines to retire older, less fuel-efficient aircraft are not likely to significantly impact this business as Barnes Aerospace’s aftermarket business has focused on the newer generation, more fuel-efficient airplane and engine platforms. Management is concentrating on meeting long-term demand through lean manufacturing and operational improvements. Operating profits should continue to be positively impacted by the mix of contributions from sales volume increases in the aftermarket and manufacturing businesses. As part of the aftermarket RSP programs, the management fees payable to its customer increase generally in the fourth or later years of each program. These and other similar fees are deducted from sales and temper aftermarket RSP sales growth and operating margins.

Barnes Distribution

(in millions)	Three months ended September 30,				Nine months ended September 30,
	2008	2007	Change		2008	2007	Change
Sales	$123.5	$132.0	$(8.5)	(6.4)%	$400.3	$409.3	$(9.0)	(2.2)%
Operating profit	5.9	2.7	3.2	121.5%	18.3	12.6	5.7	46.0%
Operating margin	4.8%	2.0%			4.6%	3.1%

Barnes Distribution recorded sales of $123.5 million in the third quarter of 2008, a 6.4% decrease from the third quarter of 2007, and $400.3 million in the first nine months of 2008, a 2.2% decrease from the first nine months of 2007. The decreases in the third quarter of 2008 and the first nine months of 2008 were primarily a result of a reduction in organic sales of $9.6 million and $21.8 million, respectively. Lower organic sales were due to softness in certain markets served by Barnes Distribution in North America, primarily in the transportation-related and certain manufacturing markets, and the impact of initiatives which created sales force disruption. These decreases in sales were offset by the favorable impact of foreign currency translation of $1.1 million and $12.8 million in the third quarter of 2008 and the first nine months of 2008, respectively, as foreign currencies strengthened against the U.S. dollar, primarily in Europe.

Barnes Distribution’s operating profit for the third quarter of 2008 more than doubled to $5.9 million and operating profit in the first nine months of 2008 increased 46.0% to $18.3 million, primarily as a result of operational and productivity improvements in the North American business realized from Project Catalyst actions focused on improving the profitability of the business. Additionally, discrete costs associated with Project Catalyst were approximately $1.5 million and $4.4 million for the three-month and nine-month periods ended September 30, 2007. Partially offsetting these improvements were the underperformance of the European business, particularly in the United Kingdom, and the profit impact of lower sales in North America.

Outlook: Management continues to focus on growing profitable organic sales and operating profits within Barnes Distribution. Organic sales may be negatively impacted by challenging global economic conditions impacting the markets that Barnes Distribution serves and are largely dependent upon the retention of its customers and sales force worldwide. Profitable growth in North America is dependent on sales growth through targeted market segmentation initiatives and adding new customers in core markets. Profitable growth in Europe is dependent on continued improvements in operational performance coupled with sales growth. Operating profit in the near term is expected to be positively impacted by the realization of the benefits of the cost base alignment actions taken in the first half of 2008 and from the Project Catalyst initiatives undertaken in 2007 including the actions focused on sales and margin improvement, expanded global product sourcing, European market development, and logistics and network optimization. Management is considering actions to improve the operations of the European business as well as structural changes and costs associated with any additional productivity and profitability initiatives may negatively impact near-term operating profits. Supplier price increases are being actively monitored in an effort to share these increases with customers.

Barnes Industrial

(in millions)	Three months ended September 30,				Nine months ended September 30,
	2008	2007	Change		2008	2007	Change
Sales	$112.9	$125.6	$(12.7)	(10.2)%	$381.4	$385.5	$(4.1)	(1.1)%
Operating profit	12.7	16.8	(4.1)	(24.3)%	53.0	55.0	(2.0)	(3.6)%
Operating margin	11.3%	13.4%			13.9%	14.3%

Sales at Barnes Industrial for the third quarter of 2008 were $112.9 million, a 10.2% decrease from the third quarter of 2007, and $381.4 million for the first nine months of 2008, a 1.1% decrease from 2007. Third quarter 2008 organic sales were down $13.6 million, most significantly in the North American-based engineered springs businesses which are focused on the transportation and consumer product end markets. Organic sales in the year-to-date 2008 period were down $16.4 million with declines in the engineered springs businesses being partially offset by sales growth in the industrial and energy end markets in Europe and Asia. The declines in North America resulted from weaker economic conditions as compared to 2007, particularly in the North American transportation market. Additionally, the sale of Spectrum Plastics earlier in 2008 resulted in a reduction in sales of $2.8 million and $8.6 million for the third quarter of 2008 and first nine months of 2008, respectively. These decreases were offset by the favorable impact on sales of foreign currency translation of approximately $3.7 million in the third quarter of 2008 and $20.9 million in the first nine months of 2008 as foreign currencies strengthened against the U.S. dollar, primarily in Europe.

Barnes Industrial’s third quarter 2008 operating profit was $12.7 million, a 24.3% reduction from the comparable 2007 period. The lower operating profit was due to lower sales levels primarily in the engineered springs businesses and higher material costs offset in part by the benefits of pricing and other cost saving initiatives. On a year-to-date basis, operating profit decreased 3.6% to $53.0 million.

Outlook: Management is focused on profitable organic sales growth and leveraging the benefits of the diversified products and industrial end markets in which Barnes Industrial has a global presence and a competitive advantage. However, near-term economic conditions are impacting sales growth across the global markets served by Barnes Industrial. In particular, management expects challenges in markets served by its engineered springs businesses which will continue to be soft. Additionally, volatility in commodity prices could negatively impact profitability in the near term. Management continues to focus on improving profitability through organic sales growth, pricing initiatives, cost structure optimization, capacity reductions and productivity and process improvement actions including lean manufacturing, though the costs of such initiatives may negatively impact near-term operating profits.

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

The Company’s ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow and working capital management, and anticipates that operating activities in 2008 will generate adequate cash. This operating cash flow may be supplemented with external borrowings to meet near-term organic business expansion and the Company’s current financial commitments. Any future acquisitions are expected to be financed through internal cash, borrowings and equity, or a combination thereof.

Recent distress in the financial markets has had an adverse impact on, among other things, volatility in security prices, investment valuations, liquidity and credit availability. The Company has assessed the implications of these factors on our business and has determined that there has not been a significant impact to our current financial position or liquidity. The Company’s pension plans have not experienced a significant impact on liquidity due to the recent distress in the financial markets. However, as a result of recent losses in the global equity markets, the Company’s pension plans are likely to experience a negative return in 2008, which may increase funding requirements and pension expense in 2009 and will impact the Company’s 2008 year end balance sheet due to the recognition of the funded status of the plans. Additionally, the credit markets are presenting companies with significant challenges in maintaining or expanding credit facilities. The Company has assessed its credit facilities and currently expects that its bank syndicate will continue to support these facilities.

Cash Flow

(in millions)	Nine months ended September 30,		Change
	2008	2007
Operating activities	$83.2	$87.2	$(4.0)
Investing activities	(95.7)	(82.5)	(13.2)
Financing activities	18.9	(16.2)	35.1
Exchange rate effect	(1.4)	(1.2)	(0.2)

Increase (decrease) in cash	$5.0	$(12.7)	$17.7

Operating activities provided $83.2 million in cash in the first nine months of 2008 compared to $87.2 million in the first nine months of 2007. Compared to the 2007 period, operating cash flows in the 2008 period were positively impacted by improved operating performance, offset by higher net investments in working capital. The net working capital investment included payments for the investment in inventory at Barnes Aerospace related to a spare parts product line introduced in the second half of 2007, severance payments primarily at Barnes Distribution, and lower accrued incentive compensation. These investments were offset in part by lower investments in inventory and accounts receivable at all three business segments.

Cash used by investing activities in the first nine months of 2008 was $95.7 million compared to $82.5 million in the comparable 2007 period and includes participation fee payments related to the aftermarket RSPs of $57.5 million in the 2008 period and $45.8 million in the 2007 period. As of September 30, 2008, the Company had made all required participation fee payments under the aftermarket RSP agreements. Capital expenditures in the first nine months of 2008 were $42.0 million compared to $32.9 million in 2007. The higher expenditure level in 2008 primarily reflects investments at Barnes Aerospace. The Company expects capital spending in 2008 to be approximately $50.0 million. Additionally, investing activities in the first nine months of 2008 include the net proceeds of $5.1 million from the sale of Spectrum Plastics.

Cash from financing activities in the first nine months of 2008 included a net increase in borrowings of $39.1 million compared to a decrease of $5.8 million in the comparable 2007 period. Proceeds in both periods were used to finance working capital requirements, capital expenditures, RSP payments and dividends. The 2007 net decrease in borrowings includes the sale of $100.0 million of the 3.375% Convertible Notes, the proceeds of which were used to pay down borrowings under the revolving credit facility. Total cash used to pay dividends increased in the first nine months of 2008 by $3.4 million over the comparable 2007 period, to $25.0 million due to an increase in the number of shares outstanding and an increase in the quarterly cash dividend per share to $0.14 per share in the second quarter of 2007 and $0.16 per share in the second quarter of 2008. Other financing activities in 2007 included $3.6 million of fees related to the convertible debt issuance. During the beginning of the fourth quarter of 2008 the Company repurchased 1.2 million shares at an average cost of $13.11 per share under the terms of its publicly announced repurchase program and will continue to strategically evaluate further repurchases.

At September 30, 2008, the Company held $25.6 million in cash and cash equivalents, the majority of which are held outside of the U.S. In general, the repatriation of cash to the U.S. would have adverse tax consequences and the balances remain outside of the U.S. to fund future international investments.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At September 30, 2008, $202.8 million was borrowed at an interest rate of 3.64% under the Company’s $400.0 million borrowing facility which matures in September 2012. Additionally, at September 30, 2008, the Company had $1.0 million of borrowings under uncommitted short-term bank credit lines at an interest rate of 9.00%. At September 30, 2008, the Company’s total borrowings are comprised of approximately 57% fixed rate debt and approximately 43% variable rate debt. The interest payments on approximately 49% of the variable rate interest debt have been converted into payments of fixed interest plus the borrowing spread under the terms of the interest rate swap agreements described in Note 7 of the Notes to the Consolidated Financial Statements.

Borrowing capacity is limited by various debt covenants in the Company’s debt agreements. The most restrictive borrowing covenant requires the Company to maintain a ratio of Consolidated Total Debt to EBITDA, as defined in the amended and restated revolving credit agreement, of not more than 4.00 times at September 30, 2008. The ratio requirement will decrease to 3.75 times for any fiscal quarter ending after September 30, 2009. The actual ratio at September 30, 2008 was 2.14 times and would have allowed additional borrowings of $410.4 million, well in excess of the Company’s unused credit facilities.

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

Recent Accounting Changes

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This Statement was to be effective for the Company in 2008. However, in February 2008 the FASB issued FSP No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for lease transactions, and FSP No. 157-2, which delayed the effective date of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities until 2009 for the Company except for items that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis. Additionally in October 2008, the FASB issued FSP No. 157-3 which clarifies the application of SFAS No. 157 for financial assets in markets that are not active. This FSP was effective immediately and included those periods for which financial statements had not been issued. The Company does not currently have any financial assets that are valued using inactive markets and as such was not impacted by the issuance of this FSP. Effective January 1, 2008, the Company adopted the provisions of this Statement except as it relates to those nonfinancial assets and nonfinancial liabilities excluded under FSP No. 157-2. The nonfinancial assets and nonfinancial liabilities as defined by FSP No. 157-2 for which the Company has not applied the fair value provisions of SFAS No. 157 include: goodwill, intangible and other long-lived asset impairment testing; asset retirement obligations; liabilities for exit or disposal activities; and business combinations. The Company is currently evaluating the impact this Statement will have on the Company’s financial position, results of operations and cash flows as it relates to nonfinancial assets and nonfinancial liabilities. For the impact of adoption of this Statement on financial assets and financial liabilities, see Note 8 of the Notes to the Consolidated Financial Statements.

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

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The provisions of this FSP require an entity to separately account for the liability and equity components of the convertible debt in a manner that reflects the entity’s nonconvertible debt borrowing rate. The FSP will be effective for the Company beginning in 2009 and the provisions will be required to be applied retroactively to all periods presented. Management currently estimates that the impact of adoption of this FSP will result in a reduction to diluted earnings per share of $0.01, $0.03 and $0.06 in 2005, 2006 and 2007, respectively, and $0.06 in the first nine months of 2008.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The provisions of this FSP define non-forfeitable dividends or dividend equivalents distributed on unvested share-based payment transactions as participating securities. As participating securities, these instruments are required to be included in the calculation of basic earnings per share. The FSP will be effective for the Company beginning in 2009 and the provisions will be required to be applied retroactively to all periods presented. The Company is currently evaluating the impact this FSP will have on the Company’s calculation of basic and diluted earnings per share.

EBITDA

Earnings before interest expense, income taxes, and depreciation and amortization (“EBITDA”) for the first nine months of 2008 were $177.9 million compared to $159.8 million in the first nine months of 2007. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company’s operating performance. The Company’s definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company’s net income (in millions):

	Nine months ended September 30,
	2008	2007
Net income	$97.0	$83.7
Add back:
Interest expense	15.2	19.6
Income taxes	26.0	20.1
Depreciation and amortization	39.7	36.4

EBITDA	$177.9	$159.8

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

There has been no significant change in the Company’s exposure to market risk during the first nine months of 2008 other than the following change related to the Company’s interest rate exposure. In March 2008, the Company entered into two, three-year interest rate swap agreements which together converted the interest on the first $100.0 million of the Company’s LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 2.947% plus the borrowing spread for the purpose of mitigating its exposure to variable interest rates. The Company did not previously hedge its exposure to variable interest rates. For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

Management, including the Company’s President and Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon, and as of the date of, that evaluation, the President and Chief Executive Officer and Acting Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1-31, 2008	20,597		$23.46	15,951	4,937,974
August 1-31, 2008	37,283		$25.09	—	4,937,974
September 1-30, 2008	487		$24.40	—	4,937,974

Total	58,367	(1)	$24.51	15,951

(1)	Other than 15,951 shares purchased in the third quarter of 2008 which were purchased as part of the Company’s publicly announced plans, all acquisitions of equity securities during the third quarter of 2008 were the result of the operation of the terms of the Company’s stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.
(2)	The program was publicly announced on May 8, 2008 authorizing repurchase of up to 5.0 million shares of its common stock. This program replaced a previous authorization for the repurchase of up to 1.0 million shares of its common stock that was approved on April 12, 2001.

Item 6. Exhibits

(a) Exhibits

Exhibit 15	Letter regarding unaudited interim financial information.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date: October 31, 2008	/s/ FRANCIS C. BOYLE, JR.
Francis C. Boyle, Jr.
Acting Chief Financial Officer, and Vice President and Controller (the principal Financial and Accounting Officer)

EXHIBIT INDEX

Barnes Group Inc.

Quarterly Report on Form 10-Q

For Quarter ended September 30, 2008

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