Form 10-K
period 2008-12-31
BARNES GROUP INC
filed 2009-02-24
CIK 9984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the close of business on June 30, 2008 was approximately $1,134,913,192 based on the closing price of the Common Stock on the New York Stock Exchange on that date. The registrant does not have any non-voting common equity.

The registrant had outstanding 52,311,809 shares of common stock as of February 19, 2009.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 7, 2009 are incorporated by reference into Part III.

Barnes Group Inc.

Index to Form 10-K

Year Ended December 31, 2008

PART I

Item 1. Business

BARNES GROUP INC.(1)

Barnes Group Inc. is an international aerospace and industrial components manufacturer and logistical services company serving a wide range of end markets and customers. The products and services provided by Barnes Group are critical components for far-reaching applications that provide transportation, communication, manufacturing and technology to the world. These vital needs are met by our skilled workforce, a critical resource of Barnes Group. Founded in 1857 and headquartered in Bristol, Connecticut, Barnes Group was organized as a Delaware corporation in 1925. We have paid cash dividends to stockholders on a continuous basis since 1934. As of December 31, 2008, we had over 5,600 employees at over 70 locations worldwide. We operate under two global business segments: Logistics and Manufacturing Services, and Precision Components.

LOGISTICS AND MANUFACTURING SERVICES

Logistics and Manufacturing Services provides value-added logistical support and repair services. Value-added logistical support services include inventory management, technical sales, and supply chain solutions for maintenance, repair, operating, and production supplies and services. Repair services provided include the manufacturing of spare parts for the refurbishment and repair of highly engineered components and assemblies for commercial and military aviation.

Logistics and Manufacturing Services has sales, distribution, and manufacturing operations in the United States, Belgium, Brazil, Canada, China, France, Germany, Italy, Mexico, Singapore, Spain and the United Kingdom. Products and services are available in more than 40 countries.

The global operations are engaged in supplying, servicing, and manufacturing of maintenance, repair, and operating components. Activities include logistical support through vendor-managed inventory and technical sales for stocked replacement parts and other products, worldwide catalog supplies and custom solutions, and the manufacture and delivery of aerospace aftermarket spare parts, including the Revenue Sharing Programs (“RSPs”), and component repairs. Key business drivers include a value proposition centered on customer service, delivery, multiple sales channels, procurement systems, and strong customer relationships. In addition, the manufacturing and supplying of aerospace aftermarket spare parts, including the RSPs, are dependent upon the reliable and timely delivery of high-quality components.

Logistics and Manufacturing Services faces active competition throughout the world. The products and services offered are not unique, and its competitors provide substantially similar products and services. Competition comes from local, regional, and national, maintenance and repair supply distributors and specialty manufacturers of springs, gas struts and engineered hardware. The aerospace aftermarket business competes with aerospace original equipment manufacturers (“OEMs”), service centers of major commercial airlines and other independent service companies for the repair and overhaul of turbine engine components. Service alternatives, timeliness and reliability of supply, price, technical capability, product breadth, quality and overall customer service are important competitive factors. In 2008 sales by Logistics and Manufacturing Services to its largest customer, General Electric Company (“General Electric”), accounted for approximately 15% of its total sales and sales to its next two largest customers accounted for approximately 8% of its total sales.

PRECISION COMPONENTS

Precision Components is a global supplier of engineered components for critical applications focused on providing solutions for a diverse industrial, transportation and aerospace customer base. It is equipped to produce

(1)	As used in this annual report, “Company,” “Barnes Group,” “we” and “ours” refer to the registrant and its consolidated subsidiaries except where the context requires otherwise, and “Logistics and Manufacturing Services” and “Precision Components” refer to the registrant’s segments, not to separate corporate entities.

virtually every type of precision spring, from fine hairsprings for electronics and instruments to large heavy-duty springs for machinery as well as precision-machined and fabricated components and assemblies for OEM turbine engine, airframe and industrial gas turbine builders throughout the world, and the military. It is also the largest manufacturer and supplier of precision mechanical springs, compressor reed valves and nitrogen gas products based in North America and among the world’s largest manufacturers of precision mechanical products and nitrogen gas products. Precision Components also manufactures high-precision punched and fine-blanked components used in transportation and industrial applications, nitrogen gas springs and manifold systems used to precisely control stamping presses, and retention rings that position parts on a shaft or other axis.

Precision Components has a diverse customer base with products purchased by durable goods manufacturers located around the world in industries including transportation, consumer products, farm equipment, telecommunications, medical devices, home appliances and electronics and airframe and gas turbine engine manufacturers for commercial and military jets, business jets, and land-based industrial gas turbines. Long-standing customer relationships enable Precision Components to participate in the design phase of components and assemblies through which customers receive the benefits of manufacturing research, testing and evaluation. Products are sold primarily through Precision Components’ direct sales force and a global distribution channel.

Precision Components competes with a broad base of large and small companies engaged in the manufacture and sale of custom metal components and assemblies while the aerospace manufacturing business competes with both the leading jet engine OEMs and a large number of machining and fabrication companies. Precision Components competes on the basis of quality, service, reliability of supply, engineering and technical capability, product breadth, innovation, design, and price.

Precision Components has manufacturing, sales and distribution operations in the United States, Brazil, Canada, China, Germany, Korea, Mexico, Singapore, Sweden, Switzerland, Thailand and the United Kingdom. Sales by Precision Components to its largest customer, General Electric, accounted for approximately 22% of its sales in 2008. Sales to its next three largest customers in 2008 accounted for approximately 14% of its total sales.

FINANCIAL INFORMATION

The backlog of the Company’s orders believed to be firm at the end of 2008 was $454 million as compared with $580 million at the end of 2007. Of the 2008 year-end backlog, $444 million was attributable to the Precision Components segment and the balance was attributable to the Logistics and Manufacturing Services segment. Precision Components’ backlog included $147 million which is scheduled to be shipped after 2009. Substantially all of the remainder of the Company’s backlog is scheduled to be shipped during 2009. General Electric and its affiliates accounted for 18% of the Company’s total sales in 2008.

We continue to have a global manufacturing footprint to service our worldwide customer base. The global economies have a significant impact on the financial results of the business as we have significant operations outside of the United States. Logistics and Manufacturing Services has significant manufacturing locations in Singapore and has distribution centers and sales offices as well as a significant amount of business in Europe, Canada and Asia. Precision Components has manufacturing operations in Europe, Canada, Asia, Mexico and South America. For an analysis of our revenue from sales to external customers, and operating profit and assets by business segment as well as revenues from sales to external customers and long-lived assets by geographic area, see Note 20 of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K (“Annual Report”). During 2008, the Company realigned its reportable business segments as described in Part II, Item 7 of this Annual Report.

RAW MATERIALS

The principal raw materials used to manufacture our products are high-grade steel spring wire and flat rolled steel, titanium and inconel as well as special materials such as cobalt and other complex aerospace alloys. Many of the products distributed by our business are made of steel, copper or brass. Prices for steel, titanium and inconel, as well as other specialty materials, have periodically increased due to higher demand and, in some cases, reduction of the availability of materials. If this combination of events occurs, the availability of certain raw materials used by us or products sold by us may be negatively impacted.

RESEARCH AND DEVELOPMENT

Although most of the products manufactured by us are custom parts made to customers’ specifications, we are engaged in continuing efforts aimed at discovering and implementing new knowledge that is useful in developing new products or services and significantly improving existing products or services. We spent approximately $6 million in each of 2008, 2007 and 2006 on research and development activities.

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

AVAILABLE INFORMATION

Our Internet address for our website is www.BGInc.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available without charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission. In addition, we have posted on our website, and will make available in print to any stockholder who makes a request, our corporate governance guidelines, our code of business ethics and conduct and the charters of the Audit Committee, Compensation and Management Development Committee and Corporate Governance Committee (the responsibilities of which include serving as the nominating committee) of the Company’s Board of Directors.

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

Item 1A. Risk Factors

Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to us may also materially impact our business and operations.

RISKS RELATED TO OUR BUSINESS

We depend on revenues and earnings from a small number of significant customers. Any bankruptcy of or loss, cancellation, reduction or delay in purchases by these customers could harm our business. In 2008, our net sales to General Electric and its subsidiaries accounted for 18% of our total sales and approximately 15% and 22% of sales at Logistics and Manufacturing Services and Precision Components, respectively. Additionally, approximately 14% of Precision Components’ sales in 2008 were to its next three largest customers. Some of our success will depend on the economic viability of those customers. We cannot assure you that we will be able to retain our largest customers. There has been tightening in the credit markets which may affect our customers’ ability to raise debt or equity capital. This may reduce the amount of liquidity available to our customers which may limit their ability to purchase products. Some of our customers may in the future reduce their purchases due to economic conditions or shift their purchases from us to our competitors, in-house or to other sources. Our long-term sales agreements provide that until a firm order is placed by a customer for a particular product, the customer may unilaterally reduce or discontinue its projected purchases without penalty. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with new customers, or future price concessions we make to retain customers could significantly reduce our sales and profitability. The potential bankruptcy of our largest customers in the automotive industry could result in our inability to recover our investments in certain accounts receivable and inventory.

We have significant indebtedness that could affect our operations and financial condition. At December 31, 2008, we had consolidated debt and capitalized lease obligations of $493.4 million, representing approximately 46% of our total capital (indebtedness plus stockholders’ equity) as of that date. Our level of indebtedness and the significant debt servicing costs associated with that indebtedness could have important effects on our operations and financial condition and may adversely affect the value or trading price of our outstanding equity securities and debt securities. For example, our indebtedness could require us to dedicate a substantial portion of our cash flows from operations to payments on our debt, thereby reducing the amount of our cash flows available for working capital, capital expenditures, investments in technology and research and development, acquisitions, dividends and other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in the industries in which we compete; place us at a competitive disadvantage compared to our competitors, some of whom have lower debt service obligations and greater financial resources than we do; limit our ability to borrow additional funds; or increase our vulnerability to general adverse economic and industry conditions. In addition, current conditions in the worldwide credit markets place significant limitations on our ability to expand our credit lines beyond current bank commitments. Also, the fragile nature of the worldwide banking industry raises concerns that even current bank commitments may be at risk.

Our failure to meet certain financial covenants required by our debt agreements may materially and adversely affect our assets, financial position and cash flows. Some of our debt arrangements require us to maintain certain interest coverage and leverage ratios and a minimum net worth and limit our ability to incur debt, make investments or undertake certain other business activities. These requirements could limit our ability to obtain future financing and may prevent us from taking advantage of attractive business opportunities. Our ability to meet the financial covenants or requirements in our debt arrangements may be affected by events beyond our control, and we cannot assure you that we will satisfy such covenants and requirements. A breach of these covenants or our inability to comply with the restrictions could result in an event of default under our debt arrangements which, in turn, could result in an event of default under the terms of our other indebtedness. Upon the occurrence of an event of default under our debt arrangements, after the expiration of any grace periods, our lenders could elect to declare all amounts outstanding under our debt arrangements, together with accrued interest, to be immediately due and payable. If this were to happen, we cannot assure you that our assets would be sufficient to repay in full the payments due under those arrangements or our other indebtedness.

Our operations depend on our manufacturing, distribution, sales and service facilities in various parts of the world which are subject to physical, financial, regulatory and other risks that could disrupt our operations. During 2008, approximately 42% of our sales were from facilities outside of the United States. Also, we have a number of manufacturing facilities and distribution/sales centers outside the United States. The international scope of our business subjects us to risks such as threats of war, terrorism and instability of governments, and economic and legal systems in countries in which we or our customers conduct business. In addition, because we depend upon our information systems to help process orders, to manage inventory and accounts receivable collections, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations, and to help provide superior service to our customers, any disruption in the operation of our information systems, including widespread power outages, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Some of our facilities are located in areas that may be affected by natural disasters, including earthquakes or tsunamis, which could cause significant damage and disruption to the operations of those facilities and, in turn, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, some of our manufacturing equipment and tooling is custom-made and is not readily replaceable. Loss of such equipment or tooling could have a negative impact on our manufacturing business, financial condition, results of operations and cash flows.

Although we have obtained property damage and business interruption insurance, a major catastrophe such as an earthquake, hurricane, flood, tsunami or other natural disaster at any of our sites, or significant labor strikes, work stoppages, political unrest, or any of the events described above, some of which may not be covered by our insurance, in any of the areas where we conduct operations could result in a prolonged interruption of our business. Any disruption resulting from these events could cause significant delays in the manufacture or shipment of products or the provision of repair and other services that may result in our loss of sales and customers. Our insurance will not cover all potential risks, and we cannot assure you that we will have adequate insurance to compensate us for all losses that result from any insured risks. Any material loss not covered by insurance could have a material adverse effect on our financial condition, results of operations and cash flows. We cannot assure you that insurance will be available in the future at a cost acceptable to us or at a cost that will not have a material adverse effect on our profitability, net income and cash flows.

The global nature of our business exposes us to foreign currency fluctuations that may affect our future revenues and profitability. We have manufacturing, sales and distribution facilities around the world, and the majority of our foreign operations use the local currency as their functional currency. These include, among others, the Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, Euro, Korean won, Mexican peso, Singapore dollar, Swedish krona, Swiss franc and Thai baht. Since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies expose us to translation risk when the local currency financial statements are translated to U.S. dollars. Changes in currency exchange rates may also expose us to transaction risk. We may buy protecting or offsetting positions or hedges in certain currencies to reduce our exposure to currency exchange fluctuations; however, these transactions may not be adequate or effective to protect us from the exposure for which they are purchased. We have not engaged in any speculative hedging activities. Currency fluctuations may impact our revenues and profitability in the future.

Our operations and assets subject us to additional financial and regulatory risks. We have operations and assets in various parts of the world. In addition, we sell our products and services to the U.S. government and in foreign countries. Accordingly, we are subject to various risks, including: U.S.-imposed embargoes of sales to specific countries; foreign import controls (which may be arbitrarily imposed or enforced); import regulations and duties; export regulations (which require us to comply with stringent licensing regimes); anti-dumping regulations; price and currency controls; exchange rate fluctuations; dividend remittance restrictions;

expropriation of assets; war, civil uprisings and riots; government instability; requirements to provide certifications to the government with respect to compliance with government requirements; the necessity of obtaining governmental approval for new and continuing products and operations; legal systems or decrees, laws, taxes, regulations, interpretations and court decisions that are not always fully developed and that may be retroactively or arbitrarily applied; and difficulties in managing a global enterprise. We have experienced inadvertent violations of some of these regulations, including export regulations and regulations prohibiting air transport of aerosol products, in the past, none of which has had or, we believe, will have a material adverse effect on our business. However, any significant violations of these regulations in the future could result in civil or criminal sanctions, and the loss of export or other licenses which could have a material adverse effect on our business. We may also be subject to unanticipated income taxes, excise duties, import taxes, export taxes or other governmental assessments. In addition, our organizational structure may limit our ability to transfer funds between countries, particularly into and out of the United States, without incurring adverse tax consequences. Any of these events could result in a loss of business or other unexpected costs that could reduce sales or profits and have a material adverse effect on our financial condition, results of operations and cash flows.

Our ability to recover our significant deferred tax assets related to tax operating loss carryforwards depends on future income. We have significant deferred tax assets related to operating loss carryforwards. The realization of these assets is dependent on our ability to generate future taxable income during the operating loss carryforward period. Failure to realize this tax benefit could have a material adverse effect on our financial condition and results of operations.

Changes in the availability or price of materials, products and energy resources could adversely affect our costs and profitability. We may be adversely affected by the availability or price of raw materials, products and energy resources, particularly related to certain manufacturing operations that utilize high-grade steel spring wire and titanium. The availability and price of raw materials and energy resources may be subject to curtailment or change due to, among other things, new laws or regulations, global economic or political events including strikes, terrorist attacks and war, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. In some instances there are limited sources for raw materials and a limited number of primary suppliers for some of our products for resale. Although we are not dependent upon any single source for any of our principal raw materials or products for resale, and such materials and products have, historically, been readily available, we cannot assure you that such raw materials and products will continue to be readily available. Disruption in the supply of raw materials, products or energy resources or our inability to come to favorable agreements with our suppliers could impair our ability to manufacture, sell and deliver our products and require us to pay higher prices. Any increase in prices for such raw materials, products or energy resources could materially adversely affect our costs and our profitability.

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

We have significant goodwill and an impairment of our goodwill could cause a decline in our net worth. Our total assets include substantial goodwill. At December 31, 2008, our goodwill totaled $361.9 million. The goodwill results from our acquisitions, representing the excess of the purchase price we paid over the net assets of the companies acquired. We assess whether there has been an impairment in the value of our goodwill during each calendar year or sooner if triggering events warrant. If future operating performance at one or more of our businesses does not meet expectations or fair values fall due to significant stock market declines, we may be required to reflect a non-cash charge to operating results for goodwill impairment. The recognition of an impairment of a significant portion of goodwill would negatively affect our results of operations and total capitalization, the effect of which could be material.

We could be adversely affected by changes in interest rates. Our profitability may be adversely affected as a result of increases in interest rates. At December 31, 2008, we and our subsidiaries had approximately $493.4 million aggregate principal amount of consolidated debt and capitalized lease obligations outstanding, of which approximately 53% had interest rates that float with the market. A 100 basis point increase in the interest rate on the floating rate debt in effect at December 31, 2008 would have resulted in an approximate $2.6 million annualized increase in interest expense.

We may not realize all of the sales expected from our existing backlog or anticipated orders. At December 31, 2008, we had $454 million of order backlog. There can be no assurances that the revenues projected in our backlog will be realized or, if realized, will result in profits. We consider backlog to be firm customer orders for future delivery. From time to time, OEM customers of Precision Components provide projections of components and assemblies that they anticipate purchasing in the future under new and existing programs. Such projections are not included in our backlog unless we have received a firm release from our customers. Our customers may have the right under certain circumstances and with certain penalties or consequences to terminate, reduce or defer firm orders that we have in backlog. If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected. Although we strive to maintain ongoing relationships with our customers, there is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in our customers’ business needs or purchasing budgets.

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

We may not recover all of our up-front costs related to RSPs. Our total commitments in RSP participation fees as of December 31, 2008 equaled $293.7 million, all of which had been paid at such time. We participate in aftermarket RSPs under which we receive an exclusive right to supply designated aftermarket parts to a large aerospace manufacturer over the life of an aircraft engine program. As consideration, we pay participation fees, which are recorded as long-lived intangible assets and are recognized as a reduction to sales over the life of the program. The recoverability of the asset is dependent upon future revenues related to the program’s aftermarket parts. The potential exists that actual revenues will not meet expectations. A shortfall in future revenues may result in the failure to recover the total amount of the investments, which could adversely affect our financial condition and results of operations and cash flows.

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

Our business, financial condition, results of operations and cash flows could be adversely impacted by strikes or work stoppages. Approximately 13% of our U.S. employees are covered by collective bargaining agreements and 45% of our non-U.S. employees are covered by collective bargaining agreements or statutory trade union agreements. In 2009 we will be negotiating collective bargaining agreements with unionized employees at our Burlington, Canada; Bristol, Connecticut; Corry, Pennsylvania; and Saline, Michigan facilities, representing approximately 300 employees for the National Healthcare and Pension Agreement. Although we believe that our relations with our employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, or that such negotiations will not result in significant increases in the cost of labor, including healthcare, pensions or other benefits. Any potential strikes or work stoppages, and the resulting adverse impact on our relationships with customers, could have a material adverse effect on our business, financial condition, results of operations or cash flows. Similarly, a protracted strike or work stoppage at any of our major customers, suppliers or other vendors could materially adversely affect our business.

RISKS RELATED TO THE INDUSTRIES IN WHICH WE OPERATE

A general economic downturn could adversely affect our business and financial results. All of our businesses are impacted by the health of the economies in which they operate. A decline in economies in which we operate could reduce demand for our products and services or increase pricing pressures, thereby having an adverse impact on our business, financial condition, results of operations and cash flows. We derive a large portion of our sales from the transportation industry. Recently, that industry and, in particular, U.S. automakers have suffered from financial pressures which have had negative consequences for companies in, and companies with customers in, the transportation industry. The transportation industry has generally suffered from unfavorable pricing pressures in North America and other regions. The operation of our business within that industry subjects us to the pressures applicable to all companies operating in it. While the precise effects of such instability on the transportation industry are difficult to determine, they may negatively impact our business, financial condition, results of operations and cash flows.

We operate in very competitive markets. We may not be able to compete effectively with our competitors, and competitive pressures could adversely affect our business, financial condition and results of operations. Our two global business segments compete with a number of larger and smaller companies in the markets we serve. Some of our competitors have greater financial, production, research and development, or other resources than we do. Within the aerospace aftermarket business unit, certain of our OEM customers compete with our repair and overhaul business. Some of our OEM customers in the aerospace industry also compete with us where they have the ability to manufacture the components and assemblies that we supply to them but have chosen, for capacity limitations, cost considerations or other reasons, to outsource the manufacturing to us. Our two business segments compete on the basis of price, service, quality, reliability of supply, technology, innovation and design. The products sold by Logistics and Manufacturing Services are not unique, and its competitors carry substantially similar products. We must continue to make investments to maintain and improve our competitive position. We cannot assure you that we will have sufficient resources to continue to make such investments or that we will be successful in maintaining our competitive position. Our competitors may develop products or services, or methods of delivering those products or services, that are superior to our products, services or methods. Our competitors may also adapt more quickly than we to new technologies or evolving customer requirements. Pricing pressures could cause us to adjust the prices of certain of our products to stay competitive. We cannot assure you that we will be able to compete successfully with our existing or future competitors. Also, if consolidation of our existing competitors occurs, we expect the competitive pressures we face to increase. Our failure to compete successfully could adversely affect our business, financial condition, results of operations and cash flows.

Our customers’ businesses are generally cyclical. Weaknesses in the industries in which our customers operate could impact our revenues and profitability. The industries to which we sell tend to decline in response to overall declines in industrial production. The OEM aerospace unit of Precision Components and the aftermarket aerospace unit of Logistics and Manufacturing Services are heavily dependent on the commercial aerospace industry, which is cyclical. In addition, parts of Precision Components are dependent on the transportation industry, general industrial and tooling markets, all of which are also cyclical. Many of our customers have historically experienced periodic downturns, which often have had a negative effect on demand for our products.

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

Demand for our defense-related products depends on government spending. A portion of the Precision Components aerospace units’ sales are derived from the military market. The military market is largely dependent upon government budgets and is subject to governmental appropriations. Although multi-year contracts may be authorized in connection with major procurements, funds are generally appropriated on a fiscal year basis even though a program may be expected to continue for several years. Consequently, programs are often only partially funded and additional funds are committed only as further appropriations are made. We cannot assure you that an increase in defense spending will be allocated to programs that would benefit our business. Moreover, we cannot assure you that new military aircraft programs in which we participate will enter full-scale production as expected. A decrease in levels of defense spending or the government’s termination of, or failure to fully fund, one or more of the contracts for the programs in which we participate could have a material adverse effect on our financial position and results of operations.

The consolidation occurring in the industries in which we operate could adversely affect our business and financial results. The industries in which we operate have been experiencing consolidation. There has been consolidation of both suppliers and the customers we serve. Supplier consolidation is in part attributable to OEMs more frequently awarding long-term sole source or preferred supplier contracts to the most capable suppliers in an effort to reduce the total number of suppliers from whom components and systems are purchased. We cannot assure you that our business, financial condition, results of operations or cash flows will not be adversely impacted as a result of consolidation by our competitors or customers.

The aerospace industry is highly regulated. Complications related to aerospace regulations may adversely affect the Company. A substantial portion of our income is derived from our aerospace businesses. The aerospace industry is highly regulated in the United States by the Federal Aviation Administration, or FAA, and in other countries by similar regulatory agencies. We must be certified by these agencies and, in some cases, by individual OEMs in order to engineer and service systems and components used in specific aircraft models. If material authorizations or approvals were delayed, revoked or suspended, our business could be adversely affected. New or more stringent governmental regulations may be adopted, or industry oversight heightened, in the future, and we may incur significant expenses to comply with any new regulations or any heightened industry oversight.

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

RISKS RELATED TO ACQUISITIONS

We may not be able to effectively integrate acquired companies into our operations. We have completed 15 acquisitions since 1999. We seek acquisition opportunities that complement and expand our operations and that will help create stockholder value over the long term. We cannot assure you that we will be able to effectively integrate our acquisitions into our operations. We may not be able to do so successfully without substantial costs, delays or other difficulties. We could face significant challenges in consolidating functions and integrating procedures, information technology systems, personnel, product lines and operations in a timely and efficient manner. We may encounter difficulties in training our sales forces to work with new products and customers.

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

If we are not successful in integrating our acquisitions into our operations, if the integration takes longer than anticipated, if the companies or assets we acquire do not perform as we anticipate, or if the integrated product and service offerings fail to achieve market acceptance, our business, financial position, results of operations and cash flows could be adversely affected.

We may not be able to realize the anticipated cost savings, synergies or revenue enhancements from acquisitions, and we may incur significant costs to achieve these savings. Even if we are able to integrate successfully our operations and the operations of our acquisitions, we may not be able to realize the cost savings, synergies or revenue enhancements that we anticipate from these acquisitions, either as to amount or in the time frame that we expect. Our ability to realize anticipated cost savings, synergies and revenue enhancements may be affected by a number of factors, including the following: our ability to effectively eliminate duplicative back office overhead and overlapping sales personnel, rationalize manufacturing capacity, synchronize information technology systems, consolidate warehousing and distribution facilities and shift production to more economical facilities; significant cash and non-cash integration and implementation costs or charges in order to achieve those cost savings, which could offset any such savings and other synergies resulting from our acquisitions; and our ability to avoid labor disruption in connection with integration efforts. In addition, our growth to date has placed, and future acquisitions could continue to place, significant demand on our administrative, operational and financial resources.

Future acquisitions and strategic alliances are a key component of our anticipated growth. We may not be able to identify or complete future acquisitions or strategic alliances. Turmoil in the equity and credit markets may limit our ability to undertake acquisitions. A significant portion of the industries that we serve are mature industries. As a result, our growth has resulted in large part from, and our future growth may depend in part on, the successful acquisition and integration of businesses into our existing operations. While we are focused on adding strategic pieces to our operations by acquiring companies, manufacturing and service assets and technologies that complement our existing businesses, we may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms, obtain regulatory approval or otherwise complete acquisitions in the future. In addition, opportunities to enter into additional aftermarket RSPs or alliances may be limited. Aftermarket RSPs will have an impact on the rate of future growth and profitability as a result of the business mix, the number of new RSPs entered into, the level of aftermarket volume, increasing management fees, the amortization of the participation fees, and the expiration of the Singapore Pioneer tax incentives on these programs.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate 28 manufacturing facilities throughout the world, 23 of which are part of the Precision Components segment, the balance are part of Logistics and Manufacturing Services. Sixteen of the facilities are in the United States, the balance are located in Europe, Asia, Mexico, Brazil and Canada. Nineteen of the facilities are owned; the balance are leased.

In addition to its manufacturing facilities, Precision Components has 10 facilities engaged in activities related to its manufacturing, including sales, assembly, development and distribution.

Logistics and Manufacturing Services operates 17 distribution centers; nine in the United States; and the balance in Europe and Canada. Five of the distribution centers are owned; the balance are leased. Logistics and Manufacturing Services also has 18 sales and support facilities, 16 of which are leased. Three of the facilities are in the United States; the balance are located in Europe, Canada, Mexico, Brazil and China. Logistics and Manufacturing Services also has two global sourcing offices in Asia.

The Company’s corporate office in Bristol, Connecticut is owned.

Item 3. Legal Proceedings

We are subject to litigation from time to time in the ordinary course of business. There are no material pending legal proceedings to which we or any of our subsidiaries is a party, or of which any of our or their property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

The Company’s common stock is traded on the New York Stock Exchange under the symbol “B”. The following table sets forth, for the periods indicated, the low and high sales price per share, as reported by the New York Stock Exchange.

	2008
	Low	High	Dividends
Quarter ended March 31	$20.39	$34.15	$0.140
Quarter ended June 30	22.77	32.33	0.160
Quarter ended September 30	18.56	25.35	0.160
Quarter ended December 31	8.51	20.25	0.160

	2007
	Low	High	Dividends
Quarter ended March 31	$19.76	$23.71	$0.125
Quarter ended June 30	22.62	34.61	0.140
Quarter ended September 30	26.00	34.22	0.140
Quarter ended December 31	28.53	36.86	0.140

Stockholders

As of February 10, 2009, there were 6,444 holders of record of the Company’s common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals or entities are registered in the name of a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are 15,476 beneficial owners of its common stock as of February 10, 2009.

Dividends

Payment of future dividends will depend upon the Company’s financial condition, results of operations and other factors deemed relevant by the Company’s Board of Directors, as well as any limitations resulting from financial covenants on net worth under the Company’s credit facilities. See the table above for dividend information for 2008 and 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding Securities Authorized for Issuance Under Equity Compensation Plans, see Part III, Item 12 of this Annual Report.

Performance Graph

A stock performance graph based on cumulative total returns (price change plus reinvested dividends) for $100 invested on December 31, 2003 is set forth below.

	2003	2004	2005	2006	2007	2008
BGI	$100.0	$82.0	$102.1	$134.6	$206.7	$89.8
S&P 600	$100.0	$122.6	$132.1	$152.0	$151.6	$104.5
Russell 2000	$100.0	$118.3	$123.7	$146.4	$144.1	$95.4

The performance graph does not include a published industry or line-of-business index or peer group of similar issuers because the Company is in multiple lines of business and does not believe a meaningful published index or peer group can be reasonably identified. Accordingly, as permitted by Securities and Exchange Commission (“SEC”) rules, the graph includes the S&P 600 Small Cap Index and the Russell 2000 Index, which are comprised of issuers with generally similar market capitalizations to that of the Company.

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1-31, 2008	1,100,320		$13.03	1,100,000	3,837,974
November 1-30, 2008	1,325,240		$13.66	1,324,500	2,513,474
December 1-31, 2008	—		—	—	2,513,474

Total	2,425,560	(1)	$13.37	2,424,500

(1)	Other than 2,424,500 shares purchased in the fourth quarter of 2008 which were purchased as part of the Company’s publicly announced plans, all acquisitions of equity securities during the fourth quarter of 2008 were the result of the operation of the terms of the Company’s stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.
(2)	The program was publicly announced on May 8, 2008 authorizing repurchase of up to 5.0 million shares of the Company’s common stock. This program replaced a previous authorization for the repurchase of up to 1.0 million shares of the Company’s common stock that was approved on April 12, 2001.

Item 6. Selected Financial Data

	2008	2007 (5)	2006 (4)(5)	2005 (3)(4)(5)	2004 (4)(5)
Per common share (1)
Income from continuing operations
Basic	$1.80	$1.94	$1.48	$1.17	$0.67
Diluted	1.74	1.80	1.41	1.13	0.65
Net income
Basic	1.61	1.90	1.46	1.15	0.65
Diluted	1.56	1.76	1.39	1.10	0.63
Dividends declared and paid	0.62	0.545	0.485	0.42	0.40
Stockholders’ equity (at year-end)	11.17	12.09	9.92	8.36	7.67
Stock price (at year-end)	14.50	33.39	21.75	16.50	13.26

For the year (in thousands)
Net sales	$1,362,091	$1,418,151	$1,239,395	$1,081,455	$975,444
Operating income	147,940	155,163	118,121	77,028	51,674
As a percent of net sales	10.9%	10.9%	9.5%	7.1%	5.3%
Income from continuing operations	97,082	103,642	74,844	55,161	31,034
As a percent of net sales	7.1%	7.3%	6.0%	5.1%	3.2%
Net income	$86,979	$101,337	$73,845	$54,151	$30,026
As a percent of net sales	6.4%	7.1%	6.0%	5.0%	3.1%
As a percent of average stockholders’ equity	12.5%	17.5%	15.7%	14.3%	8.7%
Depreciation and amortization	$52,403	$50,607	$42,226	$34,858	$34,177
Capital expenditures	51,869	50,197	41,712	26,097	28,509
Average common shares outstanding – basic	53,989	53,295	50,703	47,198	46,212
Average common shares outstanding – diluted	55,813	57,526	52,943	49,018	47,935

Year-end financial position (in thousands)
Working capital	$288,351	$177,047	$166,154	$120,808	$126,663
Goodwill	361,930	380,486	358,600	235,299	221,856
Other intangible assets, net	316,817	330,458	236,561	163,849	125,447
Property, plant and equipment	235,035	230,545	209,645	157,056	166,284
Total assets	1,447,634	1,539,335	1,336,451	1,005,860	942,814
Long-term debt and notes payable	493,404	434,464	427,082	286,025	268,045
Stockholders’ equity	583,411	653,947	519,795	401,157	356,376
Debt as a percent of total capitalization (2)	45.8%	39.9%	45.1%	41.6%	42.9%

Statistics
Employees at year-end	5,643	6,375	6,522	6,057	5,830
Sales per average number of employees	$223,982	$221,908	$200,212	$184,844	$172,052

(1)	Net income per common share is based on the weighted average common shares outstanding during each year. Stockholders’ equity per common share is calculated based on actual common shares outstanding at the end of each year.
(2)	Debt includes all interest-bearing debt and total capitalization includes interest-bearing debt and stockholders’ equity.
(3)	The 2005 results include $391, or $0.01 per share, of charges related to the cumulative effect of a change in accounting principle, net of taxes. These charges resulted from the adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.”
(4)	Effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which required the Company to recognize the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in the funded status in comprehensive income in the year in which the changes occur.
(5)	During 2008, the Company exited certain non-core businesses within its Logistics and Manufacturing Services segment in the United Kingdom. These actions included selling certain assets of the operation and exiting the businesses. The results of these businesses have been segregated and treated as discontinued operations. All previously reported financial information has been adjusted on a retrospective basis to reflect the discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

During the fourth quarter of 2008, the Company changed its organizational structure by aligning its strategic business units with a focus on core functional and delivery capabilities. This realignment resulted in two new reportable business segments: Logistics and Manufacturing Services, and Precision Components.

Additionally, in the fourth quarter of 2008 the Company exited certain non-core businesses within its Logistics and Manufacturing Services segment in the United Kingdom. These actions included selling certain assets of the operation and exiting the businesses. The results of these businesses have been segregated and treated as discontinued operations.

All previously reported financial information has been adjusted on a retrospective basis to reflect the segment realignment and the discontinued operations for all years presented.

2008 Highlights

In 2008, deteriorating worldwide economic conditions caused significant volatility in many markets which adversely impacted our business. The distribution business of the Logistics and Manufacturing Services segment was negatively affected by weakening demand across many of its end-markets while the aerospace aftermarket business continued to be negatively impacted by deferred airline maintenance and lower capacity usage. The domestic industrial manufacturing businesses of the Precision Components segment were impacted most significantly by the severe declines in the transportation end-market and its aerospace OEM business was impacted by the Boeing labor strike and the production slide in a major engine program. As a result of this volatility, sales decreased in both business segments and were down 4.0% to $1,362.1 million Company-wide.

The Company took a number of actions within each of the businesses primarily in the fourth quarter of 2008 to reduce overhead costs as the Company aggressively addressed current and expected future economic conditions, the state of end-markets served and structural complexities within certain geographies. The cost of these discrete fourth quarter actions totaled $19.6 million after-tax. These actions, which include workforce reductions, transfer of work, exiting certain non-core activities and the valuation and write-off of certain deferred tax assets, are expected to improve the Company’s cost structure and its manufacturing footprint, and strengthen its global competitive position.

Management Objectives

Management is focused on three areas of development: employees, processes and strategy which, in combination, are expected to generate long-term value for its stockholders. The Company’s strategies for growth include both organic growth from new products, services, markets and customers, and growth from acquisitions. The Company’s strategies for profitability include productivity and process initiatives, such as production realignment, and efficiency and cost-saving measures.

Our Business

Barnes Group consists of two operating segments: Logistics and Manufacturing Services, and Precision Components. In both of these businesses, Barnes Group is among the leaders in the market niches served, and has highly recognized brands for many of the products it sells or manufactures.

The Logistics and Manufacturing Services segment provides value-added logistical support and repair services. Value-added logistical support services include inventory management, technical sales, and supply chain solutions for maintenance, repair, operating, and production supplies and services. Repair services provided include the manufacturing of spare parts for the refurbishment and repair of highly engineered components and assemblies for commercial and military aviation.

Precision Components is a global supplier of engineered components for critical applications focused on providing solutions for a diverse industrial, transportation and aerospace customer base. It is equipped to produce virtually every type of precision spring, from fine hairsprings for electronics and instruments to large heavy-duty springs for machinery as well as precision-machined and fabricated components and assemblies for OEM turbine engine, airframe and industrial gas turbine builders throughout the world, and the military. It is also the largest manufacturer and supplier of precision mechanical springs, compressor reed valves and nitrogen gas products based in North America and among the world’s largest manufacturers of precision mechanical products and nitrogen gas products. Precision Components also manufactures high-precision punched and fine-blanked components used in transportation and industrial applications, nitrogen gas springs and manifold systems used to precisely control stamping presses, and retention rings that position parts on a shaft or other axis.

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

In addition to PPAT, which is a measurement tool common in each operating unit, both segments have their own key performance indicators (“KPIs”), a number of which are focused on customer satisfaction.

Within the Logistics and Manufacturing Services segment, KPIs are primarily focused on customer service and quality. The distribution business focuses on fill rate, which is the percentage of order lines filled on the first pass from the distribution center assigned to the customer; daily sales average; and average order size. The aerospace aftermarket operations measure quality and turnaround time of overhauled or repaired parts to the customers.

At Precision Components, the industrial manufacturing operations focus on sales and orders per day, which together provide visibility on sales in the next 60 days. Management tracks inventory turns and sales per employee to gauge efficiency, and measures on-time delivery and the number of defective parts per million as means of evaluating quality and customer fulfillment. The important KPIs at the aerospace OEM operations are customer orders and backlog, which are utilized to forecast how sales will develop over the next 12 months and beyond. Precision Components’ management closely tracks quality measurements and on-time delivery to its customers.

Key Industry Data

In each segment, management also tracks a variety of economic and industry data as indicators of the health of a particular sector.

At Logistics and Manufacturing Services, the distribution business reviews data supplied by the Institute for Supply Management’s PMI Composite Index (the “PMI”) and the Federal Reserve’s Industrial Production Index (the “IPI”), which are monthly indicators of the health of U.S. manufacturing activity. Management tracks similar indices in Canada and for the European-based businesses. Management of the aftermarket aerospace operations monitors the number of aircraft in the active fleet, the number of planes temporarily or permanently taken out of service, aircraft utilization rates for the major airlines, shop visits, and traffic growth.

At Precision Components, key data for the industrial manufacturing operations include the IPI; durable goods orders; tooling build schedules; compressor build forecasts; the production of light vehicles, both in the U.S. and globally; and capital investments in the telecommunications and electronics industries. The aerospace OEM business regularly tracks orders and deliveries for each of the major aircraft manufacturers, as well as engine purchases made for new aircraft. Management also monitors annual appropriations for the U.S. military related to new aircraft purchases and maintenance.

Acquisitions and Strategic Relationships

Acquisitions and strategic relationships have been a key growth driver for the Company in both of its business segments. The Company has acquired a number of businesses in the past, the most recent of which are described more fully below. The Company continues to evaluate potential acquisitions that will broaden product line offerings and expand geographic reach, and that provide synergistic opportunities. The recent turmoil in the credit markets placed a temporary hold on a number of potential acquisitions. Management expects to continue pursuing acquisitions when credit markets improve. The Company also continues to seek business alliances which foster long-term business relationships, such as the aftermarket RSP agreements and strategic supply agreements.

In November 2006, the Company acquired the assets of the Nitropush product line of nitrogen gas springs from Orflam Industries of France for 1.4 million euros ($1.8 million). The Nitropush product line was integrated into the Precision Components business segment.

The Company acquired the KENT Division of Premier Farnell (“KENT”), a distributor of adhesives, sealants, specialty cleaning chemicals, abrasives, tools and other consumables to the European transportation aftermarket and industrial maintenance market, in July 2006. KENT was integrated into the Logistics and Manufacturing Services segment. The purchase price of 24.0 million pounds sterling ($44.9 million) was paid in cash.

In May 2006, the Company acquired Heinz Hänggi GmbH, Stanztechnik (“Hänggi”), a developer and manufacturer of high-precision punched and fine-blanked components, and a producer of orifice plates used in fuel injectors throughout the world. Its range of manufacturing solutions allows Hänggi to serve diversified industries, including high-precision components for transportation suppliers, the power tools sector, the watch industry, consumer electronics, telecommunications, medical devices, and textile machinery sectors. A majority of Hänggi’s sales are in Europe. Hänggi was integrated into the Precision Components segment. The purchase price to the seller of 162.0 million Swiss francs ($132.0 million) was paid through a combination of 122.0 million Swiss francs ($101.3 million) in cash and 1,628,676 shares of Barnes Group common stock ($30.7 million based upon a market value determined at the time of the purchase agreement).

For a further description of these acquisitions, refer to Notes 3 and 8 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Sales

($ in millions)	2008	2007	$ Change	% Change	2006
Logistics and Manufacturing Services	$691.8	$703.0	$(11.2)	(1.6)%	$602.3
Precision Components	683.0	728.5	(45.5)	(6.2)%	650.2
Intersegment sales	(12.7)	(13.3)	0.6	5.0%	(13.1)

Total	$1,362.1	$1,418.2	$(56.1)	(4.0)%	$1,239.4

Barnes Group reported net sales of $1,362.1 million in 2008, a decrease of $56.1 million, or 4.0%, from 2007. The sales decrease reflected $67.8 million of organic sales declines, $18.9 million at Logistics and Manufacturing Services and $49.5 million at Precision Components. Additionally, the sale of Spectrum Plastics Molding Resources, Inc. (“Spectrum Plastics”) resulted in a reduction in sales of $11.7 million as compared to 2007. These declines were offset by the favorable impact on sales of foreign currency translation of $23.4 million in 2008 as foreign currencies strengthened against the U.S. dollar, primarily in Europe. Geographically, the Company’s international sales increased 2.7% year-over-year, but domestic sales decreased 7.6%. Excluding the positive impact of foreign currency translation on sales, the Company’s international sales decreased 1.5% in 2008 from 2007.

In 2007, the Company reported net sales of $1,418.2 million, an increase of $178.8 million, or 14.4%, over 2006 net sales of $1,239.4 million. The sales increase reflected $90.6 million of organic sales growth, primarily within the aerospace aftermarket RSP business of Logistics and Manufacturing Services and the aerospace OEM business of Precision Components, and $64.6 million from acquisitions: $51.7 million at Logistics and Manufacturing Services as a result of the KENT acquisition and $12.9 million at Precision Components as a result of the Hänggi acquisition. The strengthening of foreign currencies against the U.S. dollar, primarily in Europe, increased net sales approximately $23.6 million during 2007. Geographically, the Company’s international sales increased 31.8% year-over-year and domestic sales increased 5.4%. Excluding the positive impact of foreign currency translation on sales, the Company’s international sales increased 26.2% in 2007 over 2006.

Expenses and Operating Income

($ in millions)	2008	2007	$ Change	% Change	2006
Cost of sales	$847.6	$881.0	$(33.4)	(3.8)%	$786.7
% sales	62.2%	62.1%			63.5%

Gross profit (1)	$514.5	$537.2	$(22.7)	(4.2)%	$452.7
% sales	37.8%	37.9%			36.5%

Selling and administrative expenses	$366.5	$382.0	$(15.5)	(4.1)%	$334.5
% sales	26.9%	26.9%			27.0%

Operating income	$147.9	$155.2	$(7.3)	(4.7)%	$118.1
% sales	10.9%	10.9%			9.5%

(1)	Sales less cost of sales

The Company took a number of actions within each of the businesses primarily in the fourth quarter of 2008 to reduce overhead costs as the Company aggressively addressed current and expected future economic conditions, the state of end markets served and structural complexities within certain geographies. The cost of these discrete actions totaled $19.6 million after-tax in 2008 including $5.4 million included in loss from discontinued operations. The Company expects to incur additional costs of $2.0 million to $3.0 million in 2009 related to these actions. These actions, which include workforce reductions, transfer of work, exiting certain non-core activities and the valuation and write-off of certain deferred tax assets, are expected to improve the Company’s cost structure and its manufacturing footprint, and strengthen its global competitive position.

The pre-tax charges in 2008 totaled $15.5 million and included a charge of $7.5 million at Precision Components and $8.0 million at Logistics and Manufacturing Services, of which $5.3 million related to continuing operations and $2.7 million related to discontinued operations. The charges include $10.9 million of severance and related employee termination costs, a $1.4 million loss on sale of assets related to discontinued businesses and $3.2 million of other costs including contract terminations, asset impairment charges and other associated costs. Of the charges, $0.4 million were recorded in cost of sales, $12.4 million were recorded in selling and administrative expenses and $2.7 million were recorded in discontinued operations. The $4.1 million tax expense includes the valuation and write-off of certain deferred tax assets.

These actions will result in workforce reductions and the exiting of several facilities, and are expected to generate substantial costs savings in 2009. Approximately $12.3 million of the charges will require cash payments and are expected to be funded from cash from operations.

Operating income in 2008 decreased 4.7% from 2007 to $147.9 million and operating margin remained at 10.9%. The decrease in operating income was due primarily to lower profitability at Precision Components and the impact on both segments of the costs associated with the discrete fourth quarter 2008 charges. Cost of sales decreased 3.8% in 2008 primarily as a result of lower sales. The decrease in cost of sales was in line with the decrease in sales, resulting in a gross profit margin at 37.8% which approximated the 2007 margin. Selling and administrative expenses as a percentage of sales remained flat at 26.9% in 2008 and 2007. The discrete costs of the fourth quarter 2008 actions included in selling and administrative expenses were partially offset by lower incentive compensation and the positive impacts of expense reduction and lean initiatives.

Operating income in 2007 increased 31.4% from 2006 to $155.2 million and operating margin improved to 10.9% in 2007 compared to 9.5% in 2006. Precision Components was the primary contributor to the increase in operating income and improvement in operating margin. Cost of sales increased 12.0% in 2007 as a result of higher sales. The increase in cost of sales was lower than the increase in sales, resulting in a 1.4 percentage point improvement in gross profit margin. Gross profit margins improved at Precision Components and were driven primarily by the increased sales in the aerospace manufacturing business and in the higher margin European manufacturing business as well as operational efficiencies. To a lesser extent, gross profit margins also improved at Logistics and Manufacturing Services as a result of increased sales in both the higher margin aerospace aftermarket RSPs offset by the costs associated with a number of profitability and integration initiatives at the distribution businesses. The increase in selling and administrative expenses was driven by the higher sales volume and the costs associated with the initiatives to address the under-performance of the distribution business of $8.7 million as well as $2.6 million of severance charges recorded in the fourth quarter at Precision Components.

Other Income/Expense

Other expenses, net of other income, in 2008 were $2.3 million and included the $1.2 million loss on the sale of Spectrum Plastics. Interest expense decreased $5.6 million in 2008 as a result of lower interest rates.

Interest expense increased in 2007 as compared to 2006 as a result of higher average borrowings during 2007 offset by a shift from higher variable-rate debt to lower fixed-rate debt in 2007 primarily as a result of the 3.375% Convertible Notes issued in the first quarter of 2007.

Income Taxes

The Company’s effective tax rate from continuing operations was 23.0% in 2008, compared with 20.3% in 2007 and 20.8% in 2006. The 2008 effective tax rate includes additional deferred tax expense of $4.1 million for the provision for the valuation of certain deferred tax assets in France and the United Kingdom. These discrete items in 2008 increased the 2008 effective tax rate 3.3 percentage points.

The 2007 effective tax rate includes certain discrete items including approximately $2.5 million of additional deferred tax expense as a result of tax law changes primarily in Mexico and Germany. These discrete items in 2007 effectively increased the 2007 effective tax rate 2.0 percentage points. The decrease in the 2007 effective tax rate from 2006 was primarily driven by additional earnings from RSPs in Singapore, a lower-taxing jurisdiction.

See Note 14 of the Notes to the Consolidated Financial Statements for a reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate. Among other items which could impact the future tax rate is the mix of income between taxing jurisdictions where the Company operates.

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

Discontinued Operations

In the fourth quarter of 2008, the Company exited certain non-core businesses within its Logistics and Manufacturing Services segment in the United Kingdom. These exit activities included the sale of certain assets and transfer of related employees, liquidation of assets, termination of related contracts, and severing of employees. The results of these businesses have been segregated and treated as discontinued operations for all years reported. In 2008, the $10.1 million loss includes a $2.7 million loss related to the exit activities. Of this amount approximately $1.4 million reflects the loss on the sales of assets, approximately $0.6 million are employee-related costs, including severance and other termination benefits and approximately $0.7 million relates to other costs including contract termination charges. In addition, a tax expense of approximately $2.7 million included in discontinued operations related to the write-off of certain deferred tax assets. The results for 2007 and 2006 represent the current year operating loss on the discontinued operations. The losses for all years are reported net of tax. See Note 5 of the Notes to the Consolidated Financial Statements.

Income and Income Per Share

(in millions, except per share)	2008	2007	$ Change	% Change	2006
Income from continuing operations	$97.1	$103.6	$(6.5)	(6.3)%	$74.8
Net income	87.0	101.3	(14.3)	(14.2)%	73.8
Per common share:
Basic:
Income from continuing operations	$1.80	$1.94	$(0.14)	(7.2)%	$1.48
Loss from discontinued operations, net of tax	(0.19)	(0.04)	(0.15)	NM	(0.02)

Net income	$1.61	$1.90	$(0.29)	(15.3)%	$1.46

Diluted:
Income from continuing operations	$1.74	$1.80	$(0.06)	(3.3)%	$1.41
Loss from discontinued operations, net of tax	(0.18)	(0.04)	(0.14)	NM	(0.02)

Net income	$1.56	$1.76	$(0.20)	(11.4)%	$1.39

Average common shares outstanding:
Basic	54.0	53.3		1.3%	50.7
Diluted	55.8	57.5		(3.0)%	52.9

Basic and diluted income from continuing operations per share decreased 7.2% and 3.3%, respectively, in 2008 as compared to 2007. The increase in basic average shares outstanding increased the percentage decrease in income from continuing operations per basic share as compared to the percentage decrease in income from continuing operations. Basic average shares outstanding increased primarily as a result of shares issued for employee stock plans offset in part by the impact of stock repurchases. The decrease in diluted average shares outstanding reduced the percentage decrease in income from continuing operations per diluted share as compared to the percentage decrease in income from continuing operations. Diluted average shares outstanding decreased primarily as a result of the decrease in the dilutive effect of potentially issuable shares under the employee stock plans and the convertible notes which were driven by the decline in the Company’s stock price offset in part by the increase in basic average shares outstanding.

Net income in 2008 includes $19.6 million ($0.35 per diluted share) related to the costs associated with the discrete fourth quarter 2008 charges.

Financial Performance by Business Segment

Logistics and Manufacturing Services

($ in millions)	2008	2007	$ Change	% Change	2006
Sales	$691.8	$703.0	$(11.2)	(1.6)%	$602.3
Operating profit	79.1	70.5	8.6	12.3%	56.8
Operating margin	11.4%	10.0%			9.4%

The Logistics and Manufacturing Services business segment reported sales of $691.8 million in 2008, a 1.6% decrease from 2007. The decrease was primarily the result of a reduction in organic sales of $18.9 million. Lower organic sales were recorded by the distribution businesses in North America and in Europe due to softness in the transportation-related and certain manufacturing markets combined with the impact of initiatives which created sales force disruption primarily in North America. Partially offsetting these declines was an increase in aerospace aftermarket sales resulting from growth in aftermarket RSP sales. Additionally, foreign currency translation had a favorable impact of $7.7 million as foreign currencies strengthened against the U.S. dollar, primarily in Europe.

Operating profit at Logistics and Manufacturing Services in 2008 increased 12.3% from 2007 to $79.1 million. Operating profit in 2008 was positively impacted by operational and productivity improvements in the North American distribution business realized from the 2007 initiatives focused on improving the profitability of the business. Discrete costs incurred in 2007 related to these initiatives in North America and Europe were $8.7 million. Additionally, operating profit in 2008 included the positive impact of the profit contribution from the highly profitable aerospace aftermarket RSPs. Partially offsetting these improvements was the profit impact of the lower sales volumes in the North American distribution business, primarily a result of sales force attrition and the impact of the current economic conditions on the end-markets served by this business. Additionally, in 2008 the Logistics and Manufacturing Services segment recorded discrete fourth quarter charges including employee terminations, to address deteriorating market conditions and complexities within certain geographies. Costs associated with these actions were $5.3 million.

Outlook: Organic sales levels in the distribution businesses of the Logistics and Manufacturing Services segment are largely dependent upon the retention of its customers and of its sales force worldwide, and are expected to continue to be negatively impacted by the challenging global economic conditions. Sales growth should result from future improvements in economic and end-market conditions, further market penetration through its targeted market segmentation and sales force productivity initiatives, or adding new customers. Management believes it is favorably positioned in the aerospace aftermarket business based on strong customer relationships including long-term maintenance and repair contracts, and expected demand in the spare parts manufacturing business. Sales growth in the aerospace aftermarket business has been and is expected to continue to be impacted by the industry dynamics related to fuel costs and airline mergers, which have resulted in deferred maintenance activities and lower capacity usage. Operating profit is expected to be negatively impacted by volume declines and positively impacted by the benefits of the recent discrete profitability actions taken and structural changes made in the distribution businesses. As part of the aftermarket RSP programs, the management fees payable to its customer generally increase in the fourth or later years of each program. These and other similar fees are deducted from sales and temper aftermarket RSP sales growth and operating margin.

Sales in the Logistics and Manufacturing Services segment were $703.0 million in 2007, a 16.7% increase over 2006 primarily as a result of $51.7 million of incremental sales from the 2006 acquisition of KENT. Organic sales grew $39.4 million mainly as a result of aerospace aftermarket sales growth driven primarily by growth in RSP sales, due to additional RSP agreements and increased volume on existing RSPs, and an increase in overhaul and repair sales. The translation of foreign currency sales favorably impacted 2007 reported sales by approximately $9.7 million as the Euro and Canadian dollar strengthened against the U.S. dollar.

Operating profit at Logistics and Manufacturing Services increased 24.1% over 2006. The increase was primarily driven by the profit contribution from the highly profitable aftermarket RSPs as well as the higher sales volume increases in the overhaul and repair business which were offset, in part, by increased expenditures in the overhaul and repair business to increase production capacity in order to capitalize on the strength of current and expected future demand. In the distribution business, operating profit in 2007 included costs of approximately $8.7 million related to initiatives to address the under-performance of the distribution business, particularly in the U.S. and Canada, and the integration of the KENT business into the European distribution business. Additionally, in late 2007, certain right-sizing actions, including employee terminations, were implemented as a result of a comprehensive review of the operations of the distribution businesses. Operating profit was negatively impacted by higher product costs and selling expenses as a result of an investment in a larger fixed cost sales force as compared to 2006. Operating profit in 2006 included the cost of a reduction in force in France of $1.7 million and a $1.5 million gain on the sale of a facility in Canada.

Precision Components

($ in millions)	2008	2007	$ Change	% Change	2006
Sales	$683.0	$728.5	$(45.5)	(6.2)%	$650.2
Operating profit	68.5	84.9	(16.4)	(19.4)%	61.4
Operating margin	10.0%	11.7%			9.4%

Sales at Precision Components in 2008 were $683.0 million, a 6.2% decrease from 2007. Organic sales were down $49.5 million and were significantly impacted by weaker global economic conditions. The most significant organic sales declines were in the North American industrial manufacturing businesses, primarily related to the transportation and consumer product end-markets. These declines were offset in part by year-over-year growth in the aerospace OEM business on the strength of its sales order backlog which was $460.6 million at January 1, 2008. Impacting the year-over-year growth rate in Precision Components’ aerospace OEM business was the impact of the Boeing labor strike and order pushouts on the Boeing 787 program. The sale of Spectrum Plastics in 2008 resulted in a reduction in sales of $11.7 million. The favorable impact on sales of foreign currency translation increased sales by approximately $15.7 million as foreign currencies strengthened against the U.S. dollar, primarily in Europe.

Operating profit in 2008 at Precision Components was $68.5 million, a decrease of 19.4% from 2007. Operating profit in 2008 was negatively impacted by lower sales levels and higher material costs. Additionally, in the fourth quarter of 2008 certain businesses within the Precision Components segment took cost reduction actions, including employee terminations and plant consolidations, to address deteriorating market conditions. Costs associated with these actions were $7.5 million. Partially offsetting these decreases was the favorable impact of the 2007 right-sizing actions primarily in the domestic industrial manufacturing businesses, lower incentive compensation and other cost saving initiatives.

Outlook: To drive organic sales growth at Precision Components, management is focused on leveraging the benefits of the diversified products and industrial end markets in which its industrial manufacturing businesses have a global presence and a competitive advantage. However, near-term economic conditions are negatively impacting sales growth across the global markets served by these businesses. Sales in the aerospace OEM business are driven by the commercial engine order backlog through its participation in certain strategic engine programs and may be impacted by the production schedule delay of specific engine programs as well as the general softness in the aerospace market driven by the current worldwide economic recession. Backlog in this business was $377.3 million at December 31, 2008, of which approximately 61% is expected to be shipped in 2009. Long-term, management believes that strong aerospace industry fundamentals remain and, together with new programs, will drive sales growth in this business. In the industrial manufacturing businesses, management continues to focus on improving profitability through organic sales growth, pricing initiatives and productivity and process improvements. In the aerospace manufacturing business, management is concentrating on meeting long-term demand through manufacturing and operational improvements. Future operating profit is expected to be positively impacted by the benefits of the recent discrete cost actions taken in these businesses.

Sales at Precision Components in 2007 were $728.5 million, a 12.0% increase over 2006. The sales increase was driven by organic growth of $51.5 million, primarily a result of increased sales in the aerospace OEM business on the strength of its backlog and growth in the European industrial manufacturing business. Backlog in the aerospace OEM business was $393.1 million at January 1, 2007. These increases were offset in part by sales declines in the industrial manufacturing business due to softness in the transportation and compressor markets. The increase in 2007 also resulted from a $13.9 million favorable impact of the translation of foreign currency sales as foreign currencies strengthened against the U.S. dollar, primarily in Europe. Additionally, 2007 sales included incremental sales of $12.9 million from the Hänggi acquisition.

Operating profit at Precision Components in 2007 was $84.9 million, a 38.3% increase from 2006. Operating profit was positively impacted by the higher sales volume, primarily in the aerospace manufacturing and European manufacturing businesses, and productivity improvements, most significantly at the North American industrial manufacturing business. Additionally, the 2007 operating profit includes the profit contribution from the Hänggi acquisition. These profit improvements were partially offset by higher incentive compensation and higher reorganization costs, including approximately $2.6 million associated with a reduction-in-force at certain North American locations. The operating profit in 2006 included $1.4 million of costs for the reorganization related to a plant closure and for the transfer of certain production to lower-cost facilities.

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

The Company’s ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow and working capital management, and anticipates that operating activities in 2009 will generate adequate cash. In light of current economic events, the Company is closely monitoring its cash generation and usage with particular emphasis placed on reducing working capital to generate cash.

Management expects lower levels of cash usage in 2009 particularly with respect to capital expenditures, RSP payments and debt payments. Management has been very selective when approving capital expenditures and expects discretionary capital spending to be in the range of $30 - $40 million in 2009, down from $51.9 million in 2008. Participation fee payments related to the RSPs were $57.5 million in 2008; however, no further payments are required as of December 31, 2008. Additionally, of the Company’s long-term debt portfolio, only $15.2 million is due and payable in each of the next two years.

Recent distress in the financial markets has had an adverse impact on, among other things, security prices, investment valuations, liquidity and credit availability. The Company has assessed the implications of these factors on its business and has determined that there has not been a significant impact to its current financial position or liquidity. The Company’s pension plans have been impacted by the recent distress in the financial markets. As a result of recent losses in the global equity markets, the Company’s pension plans experienced a negative return in 2008, which will increase 2009 funding requirements by approximately $7.3 million and pension expense by approximately $0.9 million in 2009. In addition, the Company’s 2008 year-end balance sheet was impacted due to the recognition of the underfunded status of the plans.

Operating cash flow may be supplemented with external borrowings to meet near-term organic business expansion and the Company’s current financial commitments. Available credit is closely monitored to ensure debt covenant compliance. The credit markets are presenting companies with significant challenges in maintaining or expanding credit facilities. The Company has assessed its credit facilities and currently expects that its bank syndicate, comprised of 15 banks, will continue to support these facilities. At December 31, 2008 the Company has $148.6 million in borrowing availability under its committed credit facilities which mature in September 2012. The Company believes its credit facilities, coupled with cash generated from operations, are adequate for its anticipated future requirements.

Any future acquisitions are expected to be financed through internal cash, borrowings and equity, or a combination thereof. Additionally, we may from time to time seek to retire or repurchase our outstanding debt through cash purchases and / or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Cash Flow

($ in millions)	2008	2007	$ Change	% Change	2006
Operating activities	$111.8	$120.3	$(8.5)	(7.1)%	$114.3
Investing activities	(106.7)	(128.1)	21.4	16.7%	(247.3)
Financing activities	(1.8)	(5.6)	3.8	68.5%	140.9
Exchange rate effect	(3.0)	(1.4)	(1.6)	NM	(0.7)

Increase (decrease) in cash	$0.4	$(14.8)	$15.1	102.4	$7.2

NM – Not meaningful

Operating activities are the principal source of cash flow for the Company, generating $111.8 million in cash during 2008 compared to $120.3 million in 2007. The decrease in operating cash flow in 2008 was impacted primarily by lower operating performance partially offset by working capital changes. Working capital included higher investments in inventory in 2007 at the aerospace aftermarket business of Logistics and Manufacturing Services which were paid for primarily in 2008. Accounts receivable balances in 2008 decreased as a result of lower revenues at businesses throughout each segment. Additionally, there were no non-cash contributions to the retirement savings plan in 2008 as compared to $7.5 million in 2007.

Cash used by investing activities includes participation fee payments related to the aftermarket RSPs of $57.5 million, $73.2 million and $56.8 million in 2008, 2007 and 2006, respectively. See Note 8 of the Notes to the Consolidated Financial Statements for further discussion of the aftermarket RSPs. Capital expenditures in 2008 were $51.9 million compared to $50.2 million in 2007 and $41.7 million in 2006. Investing activities in 2008 include the net proceeds of $5.1 million from the sale of Spectrum Plastics and in 2006 include the use of $96.3 million and $45.9 million, respectively, for the Hänggi and KENT acquisitions, net of cash acquired.

Cash from financing activities in 2008 included a net increase in borrowings of $59.5 million compared to $6.0 million in 2007. Proceeds in both years were used to partially finance working capital requirements, capital expenditures, RSP payments and dividends. The proceeds from the sale of the convertible subordinated debt issuance in 2007 were used to repay borrowings under the revolving credit facility. In 2006, the proceeds from borrowings along with cash generated from operating activities were used primarily to fund acquisitions, repay borrowings, and to fund working capital requirements, capital expenditures and dividends. Proceeds from the issuance of common stock decreased $10.0 million to $5.2 million as a result of lower stock option exercises in the 2008 period. Total cash used to pay dividends increased in 2008 by $4.2 million to $33.3 million due to an increase in the number of shares outstanding and an increase in cash dividends from $0.545 per share in 2007 to $0.62 per share in 2008. During 2008, the Company repurchased 2.5 million shares at an average cost of $13.76 per share under the terms of its publicly announced repurchase program. Consideration of further repurchases has been deferred until economic conditions improve.

At December 31, 2008, the Company held $21.0 million in cash and cash equivalents, the majority of which are held outside the U.S. In general, the repatriation of this cash to the U.S. would have adverse tax consequences and the balances remain outside the U.S. to fund future international investments.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At December 31, 2008, $251.4 million was borrowed at an average interest rate of 1.61% under the Company’s $400.0 million borrowing facility which matures in September 2012. Additionally, the Company had $8.0 million in borrowings under short-term bank credit lines at an interest rate of 2.18% at December 31, 2008. At December 31, 2008, the Company’s total borrowings are comprised of approximately 47% fixed rate debt and approximately 53% variable rate debt. The interest payments on approximately 38% of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the interest rate swap agreement described in Note 11 of the Notes to the Consolidated Financial Statements.

Borrowing capacity is limited by various debt covenants in the Company’s debt agreements. The most restrictive borrowing capacity covenant in any agreement requires the Company to maintain a ratio of Consolidated Total Debt to Adjusted Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”), as defined in the amended and restated revolving credit agreement, of not more that 4.00 times at December 31, 2008 and 2007. The ratio requirement will decrease to 3.75 times for fiscal quarters ending after September 30, 2009. Following is a reconciliation of Adjusted EBITDA, as defined, to the Company’s net income (in millions):

2008
Net income	$87.0
Add back:
Interest expense	19.5
Income taxes	29.0
Depreciation and amortization	52.4
Other adjustments	10.8

Adjusted EBITDA, as defined	$198.7

Consolidated Total Debt	$493.4
Ratio of Consolidated Total Debt to Adjusted EBITDA	2.48

Other adjustments in 2008 primarily relate to the loss from discontinued operations. The Company’s level of compliance with such ratio determines the level of additional borrowings available. Additional borrowings of $301.4 million would have been allowed under the covenants at December 31, 2008, well in excess of the Company’s unused credit facilities.

The funded status of the Company’s pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and benefit obligations. The funded status of the pension plans declined in 2008 primarily as a result of the decline in the fair value of the Company’s pension plan assets due mainly to the losses in the global equity markets. This decline was partially offset by a decline in the projected benefit obligations of the plans. The Company’s other postretirement benefit plans also recorded a decline in the projected benefit obligation in 2008 due primarily to a plan amendment. As a result, the Company recorded a $62.3 million non-cash after-tax decrease in stockholders’ equity (through other non-owner changes to equity) to record the current year adjustment for changes in the funded status of its pension and postretirement benefit plans as required under SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” From a cash perspective, approximately $8.7 million in cash contributions were made by the Company to its various pension plans in 2008 including the required minimum contributions to its qualified U.S. pension plans. The Company expects to contribute approximately $16.0 million to its various plans in 2009.

Contractual Obligations and Commitments

At December 31, 2008, the Company had the following contractual obligations and commitments:

($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$490.6	$24.0	$115.2	$251.4	$100.0
Estimated interest payments under long-term obligations (1)	45.0	13.7	20.6	9.9	0.8
Capital lease obligations	2.8	0.2	0.7	0.5	1.4
Operating lease obligations	51.5	13.4	17.8	9.9	10.4
Purchase obligations (2)	116.4	107.4	8.6	0.1	0.3
Expected pension contributions (3)	16.0	16.0	—	—	—
Expected benefit payments – other postretirement benefit plans (4)	52.1	5.3	11.5	11.0	24.3

Total	$774.4	$180.0	$174.4	$282.8	$137.2

(1)	Interest payments under long-term debt obligations have been estimated based on the borrowings outstanding and market interest rates as of December 31, 2008.
(2)	The amounts do not include purchase obligations already reflected as current liabilities on the consolidated balance sheet. The purchase obligation amount includes all outstanding purchase orders as of the balance sheet date as well as the minimum contractual obligation or termination penalty under other contracts.
(3)	The amount included in “Less Than 1 Year” reflects anticipated contributions to the Company’s various pension plans. Anticipated contributions beyond one year are not determinable.
(4)	The amounts reflect anticipated future benefit payments under the Company’s various other postretirement benefit plans based on current actuarial assumptions. Expected benefit payments do not extend beyond 2017. See Note 13 of the Notes to the Consolidated Financial Statements.

The above table does not reflect unrecognized tax benefits as the timing of the potential payments of these amounts cannot be determined. See Note 14 of the Notes to the Consolidated Financial Statements.

OTHER MATTERS

Inflation

Inflation generally affects the Company through its costs of labor, equipment and raw materials. Increases in the costs of these items have historically been offset by price increases, operating improvements, and other cost-saving initiatives. The Company has periodically experienced inflation in raw material prices.

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

Business Acquisitions and Goodwill: Assets and liabilities acquired in a business combination are recorded at their estimated fair values at the acquisition date. At December 31, 2008, the Company had $361.9 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing annually or earlier testing if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. The assessment of goodwill involves the estimation of the fair value of “reporting units,” as defined by SFAS No. 142. Management completed this annual assessment during the second quarter of 2008 based on the best information available as of the date of the assessment, which incorporated management assumptions about expected future cash flows. Based on this assessment, there was no goodwill impairment in 2008. In the fourth quarter of 2008, further analysis was done to ensure that the recent economic downturn had not triggered the need to perform an additional goodwill impairment assessment. Management concluded that a triggering event had not occurred and thus, no further impairment assessment was performed. Future cash flows, and the related fair value of the Company’s reporting units, can be affected by changes in the global economy and local economies, industries and markets in which the Company sells products or services, and the execution of management’s plans, including integrating acquired companies. There can be no assurance that future events will not result in impairment of goodwill or other intangible assets.

Revenue Sharing Programs: The Company participates in aftermarket RSPs under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program. As consideration, the Company pays participation fees, which are recorded as long-lived intangible assets, and are recognized as a reduction to sales over the life of the program. The recoverability of the intangible asset is subject to significant estimates about future revenues related to the program’s aftermarket parts. Management updates revenue projections periodically, which includes comparing actual experience against projected revenue and obtaining industry projections. The potential exists that actual revenues will not meet expectations due to a change in market conditions. A shortfall in future revenues may indicate an impairment of the intangible asset. The Company evaluates the remaining useful life of this asset to determine whether events and circumstances warrant a revision to the remaining period of amortization. The intangible asset is reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company has not identified any impairment of these intangible assets. See Note 8 of the Notes to the Consolidated Financial Statements.

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

Pension and Other Postretirement Benefits: Accounting policies and significant assumptions related to pension and other postretirement benefits are disclosed in Note 13 of the Notes to the Consolidated Financial Statements.

The following table provides a breakout of the current targeted mix of investments, by asset classification, along with the historical rates of return for each asset class and the long-term projected rates of return for the U.S. plans.

	Target Asset Mix %	Annual Return %
		Historical(1)	Long-Term Projection
Asset class
Large cap growth	17	9.2	8.7
Large cap value	17	11.5	11.0
Mid cap equity	12	12.0	11.5
Small cap growth	7	6.9	6.9
Small cap value	7	12.4	11.9
Non-U.S. equity	10	9.0	8.5
Real estate-related	5	11.3	10.3
Fixed income	20	8.9	6.9
Cash	5	6.2	4.2
Weighted average		9.9	9.0

(1)	Historical returns based on the life of the respective index, approximately 28 years.

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

The discount rate used for the Company’s U.S. pension plans is selected based on highly rated long-term corporate bond indices and yield curves that match the duration of the plans’ benefit obligations. The selected rate reflects the rate at which the pension benefits could be effectively settled. At December 31, 2008, the Company selected a discount rate of 6.50% based on a bond matching model for its U.S. pension plans. The discount rates for non-U.S. plans were selected based on indices of high-quality bonds using criteria applicable to the respective countries.

A one-quarter percentage point change in the assumed long-term rate of return on the Company’s U.S. pension plans would impact the Company’s pretax income by approximately $0.8 million annually. A one-quarter percentage point decrease in the discount rate would decrease the Company’s pretax income by approximately $0.2 million annually. The Company reviews these and other assumptions at least annually.

During 2008, the fair value of the Company’s pension plan assets decreased by $130.5 million and the projected benefit obligation decreased $16.5 million. The Company’s pension expense for 2008 was $2.6 million. Pension expense for 2009 is expected to increase by approximately $0.9 million from the 2008 expense, due in part to lower asset performance of the plans’ assets in 2008. The 2009 expense estimate does not include potential future settlement costs.

Income Taxes: As of December 31, 2008, the Company had recognized $68.4 million of deferred tax assets, net of valuation reserves. The realization of these benefits is dependent in part on future taxable income. For those jurisdictions where the expiration date of tax loss carry forwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided. Management believes that sufficient income will be earned in the future to realize deferred income tax assets, net of valuation allowances recorded. The recognized net deferred tax asset is based on the Company’s estimates of future taxable income. The realization of these deferred tax assets can be impacted by changes to tax codes, statutory tax rates and future taxable income levels. Additionally, the Company is exposed to certain tax contingencies in the ordinary course of business and, accordingly, records those tax liabilities in accordance with FIN No. 48. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized. For those income tax positions where it is more likely than not that a tax benefit will not be sustained, no tax benefit has been recognized in the financial statements.

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

Recent Accounting Changes

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This Statement was to be effective for the Company in 2008. However, in February 2008 the FASB issued Financial Statement of Position (“FSP”) No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for lease transactions, and FSP No. 157-2, which delayed the effective date of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities until 2009 for the Company except for items that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis. Additionally in October 2008, the FASB issued FSP No. 157-3 which clarifies the application of SFAS No. 157 for financial assets in markets that are not active. This FSP was effective immediately and included those periods for which financial statements had not been issued. The Company does not currently have any financial assets that are valued using inactive markets and as such was not impacted by the issuance of this FSP. Effective January 1, 2008, the Company adopted the provisions of this Statement except as it relates to those nonfinancial assets and nonfinancial liabilities excluded under FSP No. 157-2. The nonfinancial assets and nonfinancial liabilities as defined by FSP No. 157-2 for which the Company has not applied the fair value provisions of SFAS No. 157 include those related to: goodwill, intangible and other long-lived asset impairment testing; asset retirement obligations; liabilities for exit or disposal activities; and business combinations. The Company is currently evaluating the impact this Statement will have on the Company’s financial position, results of operations and cash flows as it relates to nonfinancial assets and nonfinancial liabilities. For the impact of adoption of this Statement on financial assets and financial liabilities, see Note 12 of the Notes to the Consolidated Financial Statements.

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

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The provisions of this FSP require an entity to separately account for the liability and equity components of the convertible debt in a manner that reflects the entity’s nonconvertible debt borrowing rate. The FSP will be effective for the Company beginning in 2009 and the provisions will be required to be applied retroactively to all periods presented. Management currently estimates that the impact of adoption of this FSP will result in a reduction to diluted earnings per share of $0.01, $0.03, $0.06 and $0.08 in 2005, 2006, 2007 and 2008, respectively.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The provisions of this FSP define non-forfeitable dividends or dividend equivalents distributed on unvested share-based payment transactions as participating securities. As participating securities, these instruments are required to be included in the calculation of basic earnings per share. The FSP will be effective for the Company beginning in 2009 and the provisions will be required to be applied retroactively to all periods presented. The Company currently estimates that the impact this FSP will have on the Company’s calculation of basic and diluted earnings per share will not be significant.

In December 2008, the FASB issued FSP No. 132R-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets.” The provisions of this FSP provide guidance on employers’ disclosures about plan assets of a defined benefit pension or other postretirement benefit plan and will be required beginning in 2009.

EBITDA

EBITDA for 2008 was $189.0 million compared to $202.8 million in 2007. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes, and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company’s operating performance. The Company’s definition of EBITDA may not be comparable with EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors. Accordingly, the calculation has limitations depending on its use.

Following is a reconciliation of EBITDA to the Company’s net income (in millions):

	2008	2007
Net income	$87.0	$101.3
Add back:
Interest expense	19.5	25.1
Income taxes	30.1	25.8
Depreciation and amortization	52.4	50.6

EBITDA	$189.0	$202.8

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

The Company’s long-term debt portfolio consists of fixed-rate and variable-rate instruments and is managed to reduce the overall cost of borrowing while also minimizing the effect of changes in interest rates on near-term earnings. The Company’s primary interest rate risk is derived from its outstanding variable-rate debt obligations. In 2008, the Company entered into two, three-year interest rate swap agreements which together converted the interest on the first $100.0 million of the Company’s LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 2.947% plus the borrowing spread for the purpose of mitigating its exposure to variable interest rates. At December 31, 2008, the result of a hypothetical 100 basis point increase in the average cost of the Company’s variable-rate debt would have reduced annual pretax profit by $2.6 million.

At December 31, 2008, the fair value of the Company’s fixed-rate debt was $186.8 million, compared with its carrying amount of $233.1 million. The Company estimates that a 100 basis point decrease in market interest rates at December 31, 2008 would have increased the fair value of the Company’s fixed-rate debt to $197.5 million.

The Company has manufacturing, sales and distribution facilities around the world and thus makes investments and conducts business transactions denominated in various currencies. The currencies of the locations where the Company’s business operations are conducted include the U.S. dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, Euro, Korean won, Mexican peso, Singapore dollar, Swedish krona, Swiss franc and Thai baht. The Company is exposed primarily to financial instruments denominated in currencies other than the functional currency at its international locations. A 10% adverse change in all currencies at December 31, 2008 would have resulted in a $0.3 million loss in the fair value of those financial instruments.

Foreign currency commitments and transaction exposures are managed at the operating units as an integral part of their businesses in accordance with a corporate policy that addresses acceptable levels of foreign currency exposures. At December 31, 2008, the Company did not hedge its foreign currency net investment exposures. Prior to December 31, 2008, the Company had entered into a series of forward currency contracts to hedge a portion of its foreign currency net investment exposure in Barnes Group Canada Corp. for the purpose of mitigating exposure to foreign currency volatility on its future return on capital. In 2008, the Company terminated this hedge and received a payment of $1.9 million at termination.

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

Item 8. Financial Statements and Supplementary Data

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Net sales	$1,362,091	$1,418,151	$1,239,395

Cost of sales	847,641	880,983	786,740
Selling and administrative expenses	366,510	382,005	334,534

	1,214,151	1,262,988	1,121,274

Operating income	147,940	155,163	118,121

Other income	602	1,115	1,172

Interest expense	19,517	25,095	23,634
Other expenses	2,929	1,156	1,112

Income from continuing operations before income taxes	126,096	130,027	94,547

Income taxes	29,014	26,385	19,703

Income from continuing operations	97,082	103,642	74,844
Loss from discontinued operations, net of income taxes (benefits) of $1,103, $(566) and $(306), respectively (Note 5)	(10,103)	(2,305)	(999)

Net income	$86,979	$101,337	$73,845

Per common share:
Basic:
Income from continuing operations	$1.80	$1.94	$1.48
Loss from discontinued operations, net of income taxes	(.19)	(.04)	(.02)

Net income	$1.61	$1.90	$1.46

Diluted:
Income from continuing operations	$1.74	$1.80	$1.41
Loss from discontinued operations, net of income taxes	(.18)	(.04)	(.02)

Net income	$1.56	$1.76	$1.39

Dividends	$0.62	$0.545	$0.485
Average common shares outstanding:
Basic	53,989,034	53,295,275	50,702,992
Diluted	55,812,666	57,525,832	52,943,494

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$20,958	$20,600
Accounts receivable, less allowances (2008 – $6,174; 2007 – $5,452)	173,215	211,346
Inventories	240,805	246,836
Deferred income taxes	27,650	29,087
Prepaid expenses	14,881	13,498

Total current assets	477,509	521,367

Deferred income taxes	40,731	14,085
Property, plant and equipment, net	235,035	230,545
Goodwill	361,930	380,486
Other intangible assets, net	316,817	330,458
Other assets	15,612	62,394

Total assets	$1,447,634	$1,539,335

Liabilities and Stockholders’ Equity
Current liabilities
Notes and overdrafts payable	$8,905	$7,322
Accounts payable	80,495	187,136
Accrued liabilities	84,372	107,202
Long-term debt – current	15,386	42,660

Total current liabilities	189,158	344,320

Long-term debt	469,113	384,482
Accrued retirement benefits	164,796	109,502
Other liabilities	41,156	47,084

Commitments and contingencies (Note 21)

Stockholders’ equity
Common stock – par value $0.01 per share
Authorized: 150,000,000 shares
Issued: at par value (2008 – 55,229,926 shares; 2007 – 54,521,320 shares)	552	545
Additional paid-in capital	243,463	230,721
Treasury stock, at cost (2008 – 3,006,379 shares; 2007 – 452,469 shares)	(46,705)	(10,583)
Retained earnings	476,017	422,790
Accumulated other non-owner changes to equity	(89,916)	10,474

Total stockholders’ equity	583,411	653,947

Total liabilities and stockholders’ equity	$1,447,634	$1,539,335

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
Operating activities:
Net income	$86,979	$101,337	$73,845
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	52,403	50,607	42,226
Loss (gain) on disposition of property, plant and equipment	1,069	413	(986)
Non-cash stock compensation expense	5,841	7,566	7,929
Non-cash retirement savings plan contributions	—	7,462	6,223
Withholding taxes paid on stock issuances	(2,580)	(5,921)	(4,564)
Loss on the sale of businesses	2,197	—	—
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	26,329	(12,836)	(7,942)
Inventories	(2,725)	(41,775)	(24,658)
Prepaid expenses	(3,235)	(968)	1,127
Accounts payable	(44,475)	14,683	14,407
Accrued liabilities	(16,054)	(5,775)	(1,275)
Deferred income taxes	15,697	4,707	2,763
Long-term retirement benefits	(7,581)	596	4,263
Other	(2,057)	222	963

Net cash provided by operating activities	111,808	120,318	114,321

Investing activities:
Proceeds from disposition of property, plant and equipment	784	1,563	4,975
Proceeds from the sale of businesses, net	5,400	—	—
Capital expenditures	(51,869)	(50,197)	(41,712)
Business acquisitions, net of cash acquired	47	(2,991)	(147,896)
Revenue sharing program payments	(57,500)	(73,150)	(56,800)
Other	(3,535)	(3,286)	(5,912)

Net cash used by investing activities	(106,673)	(128,061)	(247,345)

Financing activities:
Net change in other borrowings	1,756	(235)	3,815
Payments on long-term debt	(260,335)	(278,210)	(156,181)
Proceeds from the issuance of long-term debt	318,100	284,422	291,852
Proceeds from the issuance of common stock	5,171	15,176	28,193
Common stock repurchases	(34,209)	(54)	(712)
Dividends paid	(33,345)	(29,111)	(24,803)
Excess tax benefit on stock awards	1,531	6,614	—
Other	(430)	(4,189)	(1,252)

Net cash (used) provided by financing activities	(1,761)	(5,587)	140,912

Effect of exchange rate changes on cash flows	(3,016)	(1,430)	(640)

Increase (decrease) in cash and cash equivalents	358	(14,760)	7,248

Cash and cash equivalents at beginning of year	20,600	35,360	28,112

Cash and cash equivalents at end of year	$20,958	$20,600	$35,360

Supplemental Disclosure of Cash Flow Information:

Non-cash financing and investing activities in 2007 and 2006 include the acquisition of $57.5 million and $27.2 million, respectively, of intangible assets and the recognition of the corresponding liabilities in connection with the aftermarket RSPs. In 2006, non-cash investing and financing activities include the issuance of $30.7 million of common stock in connection with the acquisition of Hänggi.

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
January 1, 2006	48,839	$488	$136,962	832	$(14,590)	$304,274	$(25,977)	$401,157
Comprehensive income:
Net income						73,845		73,845
Foreign currency translation adjustments, net of tax of $(2,816)							19,323	19,323
Unrealized gains on hedging activities							42	42
Minimum pension liability adjustment, net of tax of $5,401							9,791	9,791

Comprehensive income						73,845	29,156	103,001
Adjustment to initially apply SFAS No. 158, net of tax of $13,174							(26,335)	(26,335)
Dividends paid						(24,803)		(24,803)
Common stock repurchases				34	(712)			(712)
Stock issued for the purchase of Hänggi	1,629	16	30,666					30,682
Employee stock plans	2,172	22	26,582	(635)	10,694	(493)		36,805

December 31, 2006	52,640	526	194,210	231	(4,608)	352,823	(23,156)	519,795
Comprehensive income:
Net income						101,337		101,337
Foreign currency translation adjustments, net of tax of $5,584							24,287	24,287
Unrealized gains on hedging activities							522	522
Pension and postretirement benefits adjustments, net of tax of $6,684							8,821	8,821

Comprehensive income						101,337	33,630	134,967
Dividends paid						(29,111)		(29,111)
Common stock repurchases				2	(54)			(54)
Adjustment to initially apply FIN No. 48						(1,688)		(1,688)
Employee stock plans	1,881	19	36,511	219	(5,921)	(571)		30,038

December 31, 2007	54,521	545	230,721	452	(10,583)	422,790	10,474	653,947
Comprehensive income:
Net income						86,979		86,979
Foreign currency translation adjustments, net of tax of $(2,968)							(35,628)	(35,628)
Unrealized losses on hedging activities, net of tax of $1,342							(2,464)	(2,464)
Pension and postretirement benefits adjustments, net of tax of $38,860							(62,298)	(62,298)

Comprehensive loss						86,979	(100,390)	(13,411)
Dividends paid						(33,345)		(33,345)
Contribution to Barnes Group Foundation			(173)	(38)	667			494
Common stock repurchases				2,487	(34,209)			(34,209)
Employee stock plans	709	7	12,915	105	(2,580)	(407)		9,935

December 31, 2008	55,230	$552	$243,463	3,006	$(46,705)	$476,017	$(89,916)	$583,411

See accompanying notes.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts included in the notes are stated in thousands except per share data and the tables in Note 20.)

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

During the fourth quarter of 2008, the Company changed its organizational structure by aligning its strategic business units with a focus on core functional and delivery capabilities. This realignment resulted in two new reportable business segments: Logistics and Manufacturing Services, and Precision Components.

Additionally, in the fourth quarter of 2008 the Company exited certain non-core businesses within its Logistics and Manufacturing Services segment in the United Kingdom. These actions included selling certain assets of the operation and exiting the businesses. The results of these businesses have been segregated and treated as discontinued operations. See Note 5.

All previously reported financial information has been adjusted on a retrospective basis to reflect the segment realignment and the discontinued operations.

Consolidation: The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. Intercompany transactions and account balances have been eliminated.

Revenue recognition: Sales and related cost of sales are recognized when products are shipped or delivered to customers depending upon when title and risk of loss have passed. In the aerospace manufacturing businesses, the Company recognizes revenue based on the units-of-delivery method in accordance with Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

Operating expenses: The Company includes manufacturing labor, material, manufacturing overhead and costs of its distribution network within cost of sales. Other costs, including selling personnel costs and commissions, and other general and administrative costs of the Company are included within selling and administrative expenses. Depreciation and amortization expense is allocated between cost of sales and selling and administrative expenses.

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

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill: Goodwill represents the excess purchase cost over the fair value of net assets of companies acquired in business combinations. Goodwill lives are considered indefinite. Goodwill is subject to impairment testing in accordance with SFAS No. 142 on an annual basis or more frequently if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Based on this assessment, there was no goodwill impairment in 2008, 2007 or 2006.

Revenue Sharing Programs: The Company, through its aerospace aftermarket business, participates in aftermarket RSPs under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program. As consideration, the Company pays participation fees, which are recorded as long-lived intangible assets, and are recognized as a reduction to sales over the life of the program. The recoverability of the intangible asset is subject to significant estimates about future revenues related to the program’s aftermarket parts. Management updates revenue projections periodically, which includes comparing actual experience against projected revenue and obtaining industry projections. The potential exists that actual revenues will not meet expectations due to a change in market conditions. A shortfall in future revenues may indicate an impairment of an intangible asset. The Company evaluates the remaining useful life of this asset to determine whether events and circumstances warrant a revision to the remaining period of amortization. The intangible asset is reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company has not identified any impairment of these intangible assets. See Note 8.

Derivatives: The Company has manufacturing, sales and distribution facilities around the world and thus makes investments and conducts business transactions denominated in various currencies. The Company is also exposed to fluctuations in interest rates and commodity price changes. These financial exposures are monitored and managed by the Company as an integral part of its risk management program. The Company uses financial instruments to hedge its exposure to fluctuations in interest rates and foreign currency exchange rates, and to hedge its foreign currency net investment exposure, but does not use derivatives for speculative or trading purposes or to manage commodity exposures.

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

In 2008, the Company entered into two, three-year interest rate swap agreements which together converted the interest on the first $100,000 of the Company’s one-month London Interbank Offered Rate (“LIBOR”)-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 2.947% plus the borrowing spread for the purpose of mitigating its exposure to variable interest rates. Additionally, during 2008 the Company terminated its net investment hedge and received a payment of $1,869 upon termination. At December 31, 2008 and 2007, the fair value of derivatives held by the Company was a net liability of $626 and $6,106, respectively. Amounts reclassified to earnings from accumulated other non-owner changes to equity in 2008, 2007 or 2006

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were not material. Amounts in accumulated other non-owner changes to equity expected to be reclassified to earnings within the next year are not material. During 2008, gains or losses related to hedge ineffectiveness were immaterial. Net foreign currency transaction (losses) gains of $(641), $96 and $(295) were included in income in 2008, 2007 and 2006, respectively.

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

2. Stock-Based Compensation

SFAS No. 123R “Share-Based Payment” requires the cost of all share-based payments, including stock options, to be measured at fair value on the grant date and recognized in the results of operations. The fair values of stock options are estimated using the Black-Scholes option-pricing model based on certain assumptions. The fair values of other stock awards are estimated based on the fair market value of the Company’s stock price on the grant date. Estimated forfeiture rates are applied to outstanding awards. In accordance with SFAS No. 123R, the Company records the cash flows resulting from tax deductions in excess of compensation for those options and other stock awards, if any, as financing cash flows. The Company has elected the shortcut method as described in FASB Staff Position No. 123(R)-3 for determining the available pool of windfall tax benefits upon adoption. The Company accounts for the utilization of windfall tax benefits using the tax law ordering approach.

Please refer to Note 18 for a description of the Company’s stock incentive award plans and their general terms. As of December 31, 2008, incentives had been awarded in the form of performance share unit awards and restricted stock unit awards (collectively, “Rights”) and stock options. The Company has elected to use the straight-line method to recognize compensation costs. Stock option awards vest over a period ranging from six months to five years. The maximum term of stock option awards is 10 years. Upon exercise of a stock option or upon vesting of Rights, shares are issued from treasury shares held by the Company or from authorized shares.

During 2008, 2007 and 2006, the Company recognized $5,841, $7,566 and $7,929, respectively, of stock-based compensation cost and $2,215, $2,894 and $3,033, respectively, of related tax benefits in the accompanying consolidated statements of income. In addition, the Company has recorded $1,531, $6,614 and $0 of excess tax benefits in additional paid-in capital in 2008, 2007 and 2006, respectively. The Company has not realized all available tax benefits for tax deductions from awards exercised or issued in these periods because these items did not reduce current taxes payable in the period. At December 31, 2008, the Company had $8,788 of unrecognized compensation costs related to unvested awards which are expected to be recognized over a weighted average period of 2.4 years.

The following table summarizes information about the Company’s stock option awards during 2008:

	Number of Shares	Weighted-Average Exercise Price
Outstanding, January 1, 2008	4,588,654	$16.36
Granted	391,886	25.55
Exercised	(295,455)	14.23
Forfeited	(172,411)	20.47

Outstanding, December 31, 2008	4,512,674	17.14

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Of Shares	Average Remaining Life (Years)	Average Exercise Price	Number Of Shares	Average Exercise Price
$8.47 to $13.76	1,241,973	3.10	$11.84	1,193,510	$11.81
$13.77 to $17.09	1,173,197	2.73	15.78	1,171,947	15.77
$17.10 to $20.35	1,153,675	4.04	18.29	890,855	17.90
$20.36 to $32.92	943,829	8.47	24.42	135,496	23.12

The Company received cash proceeds from the exercise of stock options of $4,204, $14,112 and $27,039 in 2008, 2007 and 2006, respectively. The total intrinsic value (the amount by which the stock price exceeds the exercise price of the option on the date of exercise) of the stock options exercised during 2008, 2007 and 2006 was $3,947, $14,260 and $14,982, respectively.

The weighted average fair value of stock options granted in 2008, 2007 and 2006 was $6.34, $6.04 and $4.80, respectively. The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2008	2007	2006
Risk-free interest rate	2.72%	4.66%	4.55%
Expected life (years)	5.3	5.2	5.1
Expected volatility	32.9%	31.6%	30.0%
Expected dividend yield	2.97%	3.09%	3.16%

The risk-free interest rate is based on the term structure of interest rates at the time of the option grant. The expected life represents an estimate of the period of time that options are expected to remain outstanding. Assumptions of expected volatility of the Company’s common stock and expected dividend yield are estimates of future volatility and dividend yields based on historical trends.

The following table summarizes information about stock options outstanding that are expected to vest and stock options outstanding that are exercisable at December 31, 2008:

Options Outstanding, Expected to Vest				Options Outstanding, Exercisable
Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term
4,426,234	$17.14	$3,244	4.37 years	3,391,808	$15.23	$3,217	3.07 years

The following table summarizes information about the Company’s Rights during 2008.

	Number of Units	Weighted- Average Fair Value
Outstanding, January 1, 2008	851,909	$16.46
Granted	149,529	25.95
Forfeited	(77,575)	22.13
Vested / Issued	(360,477)	24.60

Outstanding, December, 31, 2008	563,386	19.09

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, there were 563,386 non-vested Rights outstanding, of which 477,407 Rights vest upon meeting certain service conditions and 85,979 Rights vest upon satisfying established performance goals. Of the 477,407 Rights that vest upon meeting service conditions, 9,477 Rights have accelerated vesting provisions based upon meeting established performance conditions. During the second quarter of 2007, the vesting acceleration conditions of 186,000 Rights were satisfied. Fifty percent of these Rights (93,000 Rights) vested on June 20, 2007 and the remaining 50% (88,000 Rights net of forfeitures) vested on June 20, 2008.

3. Acquisitions

The Company acquired three businesses in 2006. The results of operations of these acquired businesses have been included in the consolidated results from their respective acquisition dates. The purchase prices for these acquisitions have been allocated to tangible and intangible assets and liabilities of the businesses based upon estimates of their respective fair values.

In May 2006, the Company acquired Heinz Hänggi GmbH, Stanztechnik, a developer and manufacturer of high-precision punched and fine-blanked components, and a producer of orifice plates, used in fuel injectors throughout the world. Its range of manufacturing solutions allows Hänggi to serve diversified industries, including high-precision components for transportation suppliers, the power tools sector, the watch industry, consumer electronics, telecommunications, medical devices, and textile machinery sectors. A majority of Hänggi’s sales are in Europe. Hänggi has been integrated into the Precision Components segment. The Company reported $19,453 in sales from Hänggi for the period from the acquisition date through December 31, 2006. The purchase price of 162.0 million Swiss francs ($132,013) was paid through a combination of cash of 122.0 million Swiss francs ($101,337) and 1,628,676 shares of Barnes Group Inc. common stock ($30,682 based upon a market value determined at the time of the purchase agreement). The purchase cost, consisting of the purchase price of $132,013 plus transaction costs of $2,614, net of cash acquired of $7,672, was $126,955.

In July 2006, the Company acquired the KENT Division of Premier Farnell, a distributor of adhesives, sealants, specialty cleaning chemicals, abrasives, tools and other consumables to the European transportation aftermarket and industrial maintenance market. KENT has been integrated into the Logistics and Manufacturing Services segment. The Company reported $33,498 in sales from KENT for the period from the acquisition date through December 31, 2006. The purchase price of 24.0 million pounds sterling ($44,856) was paid in cash. The purchase cost, consisting of the purchase price of $44,856 plus transaction costs of $2,710, net of cash acquired of $1,506, was $46,060.

In November 2006, the Company acquired the assets of the Nitropush product line of nitrogen gas springs from Orflam Industries of France for 1.4 million euros ($1,843). The total purchase cost was $1,997. The Nitropush product line has been integrated into the Precision Components business segment.

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

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the unaudited pro forma operating results of the Company for 2006 which give effect to the acquisitions of Hänggi, KENT and Nitropush as if they had occurred on January 1, 2006. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred if the acquisitions had been effective January 1, 2006, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company, Hänggi, KENT and Nitropush adjusted for certain items including depreciation and amortization expense associated with the assets acquired and the Company’s financing arrangements. The pro forma information does not include the effects of any synergies and cost reduction initiatives related to the acquisitions.

2006
Net sales	$1,299,598
Income from continuing operations before income taxes	101,291
Income from continuing operations	79,714
Net income	78,715

Income from continuing operations per share:
Basic	$1.55
Diluted	1.49

Net income per share:
Basic	$1.53
Diluted	1.46

4. Business Divestiture

In February 2008, the Company sold the net assets of Spectrum Plastics for $6,350 resulting in an after-tax transaction loss of $844. The pre-tax loss of $1,238 and related tax benefit of $394 are reflected in other expenses and income taxes, respectively, in the accompanying consolidated statements of income in 2008. The Company did not report Spectrum as a discontinued operation as it was not significant to any year presented. Accordingly, the operating results of Spectrum Plastics are included in the operating results of the Company in the accompanying consolidated statements of income in 2008 (through the sale date), 2007 and 2006.

5. Discontinued Operations

In the fourth quarter of 2008, the Company exited certain non-core businesses within its Logistics and Manufacturing Services segment in the United Kingdom. These exit activities included the sale of certain assets and transfer of related employees to the buyer, liquidation of assets, termination of related contracts and severing of employees. The results of these operations are segregated and treated as discontinued operations in the accompanying consolidated statements of income for all years presented as follows:

	2008	2007	2006
Net sales	$13,610	$21,351	$20,260

Loss before income taxes	(9,000)	(2,871)	(1,305)
Income taxes (benefit)	1,103	(566)	(306)

Loss from discontinued operations, net of income taxes	$(10,103)	$(2,305)	$(999)

Included in the 2008 loss from discontinued operations is a $2,667 loss related to the exit activities. Of this amount, $1,354 reflects the loss on the sales of assets, $627 are employee-related costs, including severance and other termination benefits, and $686 are other costs including contract termination charges. In addition, a tax expense of $2,697 related to the write-off of certain deferred taxes is included in discontinued operations.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Inventories

Inventories at December 31 consisted of:

	2008	2007
Finished goods	$141,573	$145,896
Work-in-process	55,220	61,027
Raw materials and supplies	44,012	39,913

	$240,805	$246,836

7. Property, Plant and Equipment

Property, plant and equipment at December 31 consisted of:

	2008	2007
Land	$15,059	$15,395
Buildings	117,793	117,892
Machinery and equipment	493,145	489,441

	625,997	622,728
Less accumulated depreciation	(390,962)	(392,183)

	$235,035	$230,545

Depreciation expense was $35,434, $36,348 and $31,834 during 2008, 2007 and 2006, respectively.

8. Goodwill and Other Intangible Assets

Goodwill: The following table sets forth the change in the carrying amount of goodwill for each reportable segment and the Company:

	Logistics and Manufacturing Services	Precision Components	Total Company
January 1, 2007	$159,936	$198,664	$358,600
Goodwill acquired, net of adjustments	6,560	(753)	5,807
Foreign currency translation	6,109	9,970	16,079

December 31, 2007	172,605	207,881	380,486
Goodwill adjustments	(2,400)	(296)	(2,696)
Foreign currency translation	(6,909)	(8,951)	(15,860)

December 31, 2008	$163,296	$198,634	$361,930

In 2007, the purchase price allocation of the KENT acquisition was finalized and resulted in an increase in the goodwill recorded at Logistics and Manufacturing Services of $3,847 primarily as a result of the recognition of assumed liabilities. Logistics and Manufacturing Services goodwill also increased as a result of the contingent purchase price adjustment of 1.3 million pounds sterling ($2,713) for the occurrence of certain events and the achievement of certain performance targets related to the 2005 Toolcom Supplies Ltd. acquisition. Additionally, the purchase price allocation of the Hänggi acquisition was finalized in 2007 and resulted in a decrease in Precision Components’ goodwill primarily as a result of adjustments to the valuation of certain assets and liabilities acquired.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2008, the goodwill recorded at Logistics and Manufacturing Services for the KENT acquisition was reduced to appropriately recognize deferred tax benefits related to certain assumed liabilities and was reduced for costs expended which were less than the amounts recorded as an assumed liability in the acquisition. As discussed in Note 4, during the first quarter of 2008 the Company sold the net assets of Spectrum Plastics Molding Resources, Inc. and the goodwill recorded at Precisions Components was reduced primarily for this sale.

Of the $361,930 of goodwill at December 31, 2008, $143,669 represents the original tax deductible basis.

Other Intangible Assets: Other intangible assets at December 31 consisted of:

		2008		2007
	Range of Life- Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue Sharing Programs	Up to 30	$293,700	$(20,296)	$293,700	$(11,785)
Customer lists/relationships	10	28,578	(12,142)	28,578	(9,150)
Patents, trademarks/trade names	5-30	22,896	(8,118)	25,196	(6,457)
Other	Up to 15	10,405	(1,744)	8,262	(2,068)

		355,579	(42,300)	355,736	(29,460)
Foreign currency translation		3,538	—	4,182	—

Other intangible assets		$359,117	$(42,300)	$359,918	$(29,460)

Amortization of intangible assets for the years ended December 31, 2008, 2007 and 2006 was $14,099, $12,118 and $8,237, respectively. Over the next five years, the estimated aggregate amortization is expected to increase from approximately $14,600 in 2009 to $16,300 in 2013.

The sale of Spectrum Plastics resulted in a reduction of $1,898 to intangible assets, net of accumulated amortization, in 2008.

The Company has entered into a number of aftermarket RSP agreements each of which is with a major aerospace customer, General Electric, and under which the Company is the sole supplier of certain aftermarket parts to this customer. As consideration for these agreements, the Company agreed to pay participation fees to General Electric. The Company has recorded the participation fees as long-lived intangible assets which will be recognized as a reduction to sales over the life of the related aircraft engine program. As of December 31, 2008, the Company has made all required participation fee payments under the aftermarket RSP agreements.

9. Accrued Liabilities

Accrued liabilities at December 31 consisted of:

	2008	2007
Payroll and other compensation	$25,630	$36,085
Business reorganizations	10,627	8,407
Pension and other postretirement benefits	8,686	11,081
Income taxes currently payable	3,865	8,569
Other	35,564	43,060

	$84,372	$107,202

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Business Reorganizations

In 2008, the Company implemented certain right-sizing actions, including workforce reductions and plant consolidations at Logistics and Manufacturing Services and Precision Components and recorded restructuring and related costs of $7,725 and $7,288, respectively of which $1,312 is included in the loss from discontinued operations. In addition, Precision Components recorded asset write-downs of $1,468. As a result of these actions, Precision Components expects to incur an additional $2,000 to $3,000 of costs in 2009 related to transfer of work and facility exits. Costs for these actions are primarily recorded in selling and administrative expenses in the accompanying consolidated statements of income.

The following table sets forth the change in the liability for 2008 employee termination actions:

	Logistics and Manufacturing Services	Precision Components
January 1, 2008	$—	$—
Severance expense, net	6,440	6,443
Payments	(1,237)	(2,086)
Foreign currency translation	(13)	—

December 31, 2008	$5,190	$4,357

The remaining balances of the Logistics and Manufacturing Services and Precision Components liabilities are expected to be paid primarily in 2009.

In connection with the acquisition of KENT and as part of the Barnes Distribution North America realignment, Logistics and Manufacturing Services implemented certain right-sizing actions which included employee terminations. As a result of these actions, the Company incurred total costs of $7,451 of which $2,339 was recorded as assumed liabilities in the allocation of the purchase price to net assets acquired and $5,112 was recorded as an expense. During the fourth quarter of 2007, the Company also implemented within the Precision Components Associated Spring business a reduction-in-force, and production realignment and product rationalization activities. The Company has incurred costs of $2,056 related to these actions and expects to incur pension settlement costs of approximately $2,000 in 2009 or later. Costs for these actions are recorded in selling and administrative expenses in the accompanying consolidated statements of income.

The following table sets forth the change in the carrying amount of the liability for these employee termination actions:

	Logistics and Manufacturing Services	Precision Components
January 1, 2008	$6,662	$1,745
Severance expense, net	(595)	(526)
Adjustments recorded to assumed liabilities (goodwill)	(1,500)	—
Payments	(3,869)	(812)
Foreign currency translation	(25)	—

December 31, 2008	$673	$407

The remaining balances of the Logistics and Manufacturing Services and Precision Components liabilities are expected to be paid in 2009.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Debt and Commitments

Long-term debt and notes and overdrafts payable at December 31 consisted of:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
7.80% Notes	$30,333	$31,904	$45,500	$48,718
9.34% Notes, including deferred gain	—	—	20,275	20,939
3.75% Convertible Notes	100,000	87,650	100,000	167,330
3.375% Convertible Notes	100,000	64,525	100,000	131,651
Revolving credit agreement	251,400	251,400	151,250	151,250
Industrial revenue bonds	—	—	7,000	7,000
Borrowings under lines of credit	8,000	8,000	6,000	6,000
Foreign bank overdrafts	905	905	1,322	1,322
Capital leases	2,766	2,766	3,117	3,117

	493,404	447,150	434,464	537,327
Less current maturities	(24,291)	(24,291)	(49,982)	(49,982)

Long-term debt	$469,113	$422,859	$384,482	$487,345

The Company’s long-term debt portfolio consists of fixed-rate and variable-rate instruments and is managed to reduce the overall cost of borrowing and to mitigate fluctuations in interest rates. Among other things, interest rate fluctuations impact the market value of the Company’s fixed-rate debt and fluctuations in the Company’s stock price impact the market value of its convertible notes. The fair values of the Company’s Notes are determined using discounted cash flows based upon the Company’s estimated current interest cost for similar types of borrowings or current market value. The carrying values of other long-term debt and notes payable approximate their fair market values.

The 7.80% Notes are payable in three equal annual installments which began in 2008. The 9.34% Notes were payable in three equal annual installments, the last installment of which was paid in 2008.

In 2005, the Company sold $100,000 of 3.75% Senior Subordinated Convertible Notes (the “3.75% Convertible Notes”) due in August 2025 with interest payable semi-annually on February 1 and August 1 of each year commencing on February 1, 2006. The 3.75% Convertible Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company. These notes are subject to redemption at their par value at any time, at the option of the Company, on or after February 1, 2011. These notes may be converted, under certain circumstances, into a combination of cash and common stock of the Company at a conversion value equal to 48.1232 shares per note, equivalent to a conversion price of approximately $20.78 per share of common stock. The first $1 of the conversion value of each note would be paid in cash and the additional conversion value, if any, would be paid in cash or common stock, at the option of the Company.

In March 2007, the Company sold $100,000 of 3.375% Senior Subordinated Convertible Notes (the “3.375% Convertible Notes”) due in March 2027 with interest payable semi-annually on March 1 and September 1 of each year commencing on September 1, 2007. The 3.375% Convertible Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company. These notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. These notes may be converted, under certain circumstances, into a combination of cash and common stock of the Company at a conversion value equal to 35.1247 shares per note, equivalent to a conversion price of

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $28.47 per share of common stock. The first $1 of the conversion value of each note would be paid in cash and the additional conversion value, if any, would be paid in cash or common stock, at the option of the Company.

The 3.75% Convertible Notes and the 3.375% Convertible Notes are eligible for conversion upon meeting certain conditions as provided in the respective indenture agreements. During 2008, none of the 3.75% Convertible Notes or the 3.375% Convertible Notes was converted. Additionally, neither the 3.75% Convertible Notes nor the 3.375% Convertible Notes are eligible for conversion from January 1, 2009 through March 31, 2009.

At December 31, 2008, the Company had a $400,000 amended and restated revolving credit agreement which matures in September 2012 with certain participating banks and financial institutions of which the Company had borrowed $251,400. Borrowings under this agreement bear interest at LIBOR plus a spread ranging from 0.30% to 1.15%, depending on the Company’s debt ratio at the time of the borrowing. The average interest rate on these borrowings was 1.61% and 5.62% on December 31, 2008 and 2007, respectively. Additionally, this agreement allows borrowings by the Company and by Barnes Group Switzerland GmbH and contains various financial and restrictive covenants. In 2008, the Company entered into two, three-year interest rate swap agreements which together converted the interest on the first $100,000 of the Company’s one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 2.947% plus the borrowing spread for the purpose of mitigating its exposure to variable interest rates.

In addition, the Company has available approximately $15,000 in uncommitted short-term bank credit lines of which $8,000 and $6,000 was borrowed at December 31, 2008 and 2007, respectively. The interest rates on the December 31, 2008 and 2007 borrowings were 2.18% and 6.51%, respectively. The Company had also borrowed $905 at December 31, 2008 under its foreign bank overdraft facilities.

The Industrial Revenue Bonds were paid in 2008. The bonds had a variable interest rate which was 3.53% at December 31, 2007.

Long-term debt and notes payable are payable as follows: $24,072 in 2009, $15,167 in 2010, $100,000 in 2011, $251,400 in 2012, $0 in 2013 and $100,000 thereafter.

In addition, the Company had outstanding letters of credit totaling $468 at December 31, 2008.

The Company’s debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios, and minimum levels of net worth. The agreements also place certain restrictions on indebtedness and investments by the Company and its subsidiaries. The most restrictive borrowing capacity covenant in any agreement required the Company to maintain a ratio of Consolidated Total Debt to EBITDA, as defined in the Amended Credit Agreement, of not more than 4.00 times at December 31, 2008.

Interest paid was $20,732, $30,001 and $26,270 in 2008, 2007 and 2006, respectively. The interest paid in 2007 includes $3,636 of capitalized debt issuance costs related to the 3.375% Convertible Notes which are being amortized over 240 months and $438 related to the amended credit agreement which are being amortized over the remaining term of the agreement. The interest paid in 2006 includes $1,212 of capitalized debt issuance costs related to the amended credit agreement which are being amortized over the remaining term of the agreement. Interest capitalized was $683, $654 and $714 in 2008, 2007 and 2006, respectively, and is being depreciated over the lives of the related fixed assets.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Fair Value Measurements

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. On January 1, 2008, the provisions of this Statement became effective for financial assets and financial liabilities of the Company.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This Statement classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis as of December 31, 2008:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Derivatives, net	$(626)	$—	$(626)	$—
Rabbi trust assets	1,381	1,381	—	—

	$755	$1,381	$(626)	$—

The fair values for the derivative contracts are valued using observable current market information as of the reporting date such as the prevailing LIBOR-based and U.S. treasury interest rates and forward currency spot and forward rates. The fair values of rabbi trust assets are based on quoted market prices from various financial exchanges.

13. Pension and Other Postretirement Benefits

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” requires the Company to recognize the overfunded or underfunded status of its defined benefit postretirement plans as assets or liabilities in the accompanying consolidated balance sheets and to recognize changes in the funded status of the plans in comprehensive income. The Company adopted SFAS No. 158 as of December 31, 2006. Based on the funded status of the Company’s plans, the adoption of this Statement resulted in a reduction to stockholders’ equity of $26,335, net of taxes.

The Company has various defined contribution plans the largest of which is its Retirement Savings Plan. Most U.S. salaried and non-union hourly employees are eligible to participate in this plan. See Note 18 for further discussion of the Retirement Savings Plan. The Company also maintains various other defined contribution plans which cover certain employees not eligible for the Retirement Savings Plan. Company contributions under these plans are based primarily on the performance of the business units and employee compensation. Contribution expense under these defined contribution plans was $3,936, $4,590 and $3,070 in 2008, 2007 and 2006, respectively.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined benefit pension plans cover a majority of the Company’s worldwide employees at the Associated Spring business of Precision Components and the Company’s Corporate Office and a substantial portion of the U.S. employees at the distribution business of Logistics and Manufacturing Services. Plan benefits for salaried and non-union hourly employees are based on years of service and average salary. Plans covering union hourly employees provide benefits based on years of service. The Company funds U.S. pension costs in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

The Company provides certain other medical, dental and life insurance postretirement benefits for a majority of its retired employees in the U.S. and Canada. It is the Company’s practice to fund these benefits as incurred.

The accompanying balance sheets reflect the funded status of the plans at December 31, 2008 and 2007. Reconciliations of the obligations and funded status of the plans follow:

	Pensions		Other Postretirement Benefits
	2008	2007	2008	2007
Benefit obligation, January 1	$382,535	$378,031	$74,612	$80,226
Service cost	7,683	8,309	736	1,074
Interest cost	22,961	21,880	4,407	4,347
Amendments	113	257	(9,943)	—
Actuarial (gain) loss	(8,725)	(12,140)	(3,087)	(5,575)
Benefits paid	(27,369)	(24,526)	(8,501)	(8,320)
Acquisitions	999	5,878	—	—
Curtailment gain	—	(727)	—	(505)
Participant contributions	278	214	1,835	2,727
Foreign exchange rate changes	(12,401)	5,359	(397)	638

Benefit obligation, December 31	366,074	382,535	59,662	74,612

Fair value of plan assets, January 1	387,661	373,220	—	—
Actual return on plan assets	(102,104)	24,519	—	—
Company contributions	8,710	5,259	6,666	5,593
Participant contributions	278	214	1,835	2,727
Benefits paid	(27,369)	(24,526)	(8,501)	(8,320)
Acquisitions / divestitures	999	4,661	—	—
Foreign exchange rate changes	(11,046)	4,314	—	—

Fair value of plan assets, December 31	257,129	387,661	—	—

Funded status, December 31	$(108,945)	$5,126	$(59,662)	$(74,612)

During 2009, the Company amended its other postretirement benefit plan in the U.S. to reduce retiree life insurance benefits for plan participants.

Projected benefit obligations related to plans with benefit obligations in excess of plan assets follow:

	Pensions
	2008	2007
Projected benefit obligation	$332,550	$77,422
Fair value of plan assets	220,093	32,847

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information related to plans with accumulated benefit obligations in excess of plan assets follows:

	Pensions
	2008	2007
Projected benefit obligation	$330,892	$77,422
Accumulated benefit obligation	316,441	75,985
Fair value of plan assets	218,435	32,847

The accumulated benefit obligation for all defined benefit pension plans was $350,978 and $367,038 at December 31, 2008 and 2007, respectively.

Amounts recognized in the accompanying balance sheets consist of:

	Pensions		Other Postretirement Benefits
	2008	2007	2008	2007
Other assets	$3,512	$49,701	$—	$—
Accrued liabilities	3,032	2,898	5,654	8,183
Accrued retirement benefits	109,425	41,677	54,008	66,429
Accumulated other non-owner changes to equity, net	(94,903)	(23,574)	(626)	(9,657)

Amounts recognized in accumulated other non-owner changes to equity, net of tax, at December 31, 2008 and 2007 consist of:

	Pensions		Other Postretirement Benefits
	2008	2007	2008	2007
Net actuarial loss	$(91,858)	$(19,804)	$(5,611)	$(7,889)
Prior service (costs) credits	(3,045)	(3,770)	4,985	(1,768)

	$(94,903)	$(23,574)	$(626)	$(9,657)

The sources of changes in accumulated other comprehensive income, net, during 2008 were:

	Pension	Other Postretirement Benefits
Prior service cost	$(70)	$6,172
Net gain (loss)	(78,715)	2,013
Amortization of prior service cost	786	600
Amortization of actuarial loss	1,567	179
Foreign exchange rate changes	5,103	67

	$(71,329)	$9,031

Weighted-average assumptions used to determine benefit obligations at December 31, are:

	2008	2007
Discount rate	6.43%	6.22%
Increase in compensation	3.64%	3.62%

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average asset allocations for all pension plan assets at December 31, 2008 and 2007 by asset category are as follows:

Asset Category	Target	2008	2007
Equity securities	70%	65%	72%
Fixed income securities	20%	26%	23%
Real estate	5%	4%	4%
Other, including cash	5%	5%	1%

Total	100%	100%	100%

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

The Company expects to contribute approximately $16,000 to the pension plans in 2009.

The following are the estimated future net benefit payments, which include future service, over the next 10 years:

	Pensions	Other Postretirement Benefits
2009	$24,213	$5,307
2010	24,609	5,830
2011	25,210	5,688
2012	26,001	5,610
2013	26,586	5,376
Years 2014-2018	144,188	24,270

Total	$270,807	$52,081

Pension and other postretirement benefit expenses consist of the following:

	Pensions			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Service cost	$7,683	$8,309	$9,954	$736	$1,074	$1,743
Interest cost	22,961	21,880	20,007	4,407	4,347	4,384
Expected return on plan assets	(31,780)	(30,920)	(29,706)	—	—	—
Amortization of transition assets	—	—	(1)	—	—	—
Amortization of prior service cost	1,245	1,508	1,687	966	1,134	1,165
Recognized losses	2,108	2,539	2,227	276	699	920
Settlement loss	—	—	372	—	—	—
Curtailment (gain) loss	420	739	(33)	—	—	—
Special termination benefits	—	—	53	—	—	—

Net periodic benefit cost	$2,637	$4,055	$4,560	$6,385	$7,254	$8,212

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other non-owner changes to equity into net periodic benefit cost in 2009 are $1,689 and $949, respectively. The estimated net actuarial loss and prior service credit for other defined benefit postretirement plans that will be amortized from accumulated other non-owner changes to equity into net periodic benefit cost in 2009 are $285 and $(745), respectively.

Weighted-average assumptions used to determine net benefit expense for years ended December 31, are:

	2008	2007	2006
Discount rate	6.22%	5.72%	5.46%
Long-term rate of return	8.62%	8.62%	8.34%
Increase in compensation	3.68%	3.68%	3.95%

The expected long-term rate of return is based on the actual historical rates of return of published indices that are used to measure the plans’ target asset allocation. The historical rates are then discounted to consider fluctuations in the historical rates as well as potential changes in the investment environment.

The Company’s accumulated postretirement benefit obligations, exclusive of pensions, take into account certain cost-sharing provisions. The annual rate of increase in the cost of covered benefits (i.e., health care cost trend rate) is assumed to be 8.8% and 9.5% at December 31, 2008 and 2007, respectively, decreasing gradually to a rate of 5% by December 31, 2014. A one percentage point change in the assumed health care cost trend rate would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on postretirement benefit obligation	$1,100	$(983)
Effect on postretirement benefit cost	75	(66)

14. Income Taxes

The components of income from continuing operations before income taxes and the income tax provision follow:

	2008	2007	2006
Income from continuing operations before income taxes:
U.S.	$26,753	$25,542	$13,566
International	99,343	104,485	80,981

Income from continuing operations before income taxes	$126,096	$130,027	$94,547

Income tax provision:
Current:
U.S. – federal	$2,034	$5,642	$819
U.S. – state	52	1,189	40
International	12,334	14,149	14,128

	14,420	20,980	14,987

Deferred:
U.S. – federal	7,384	2,346	5,496
U.S. – state	1,876	139	1,073
International	5,334	2,920	(1,853)

	14,594	5,405	4,716

Income tax provision	$29,014	$26,385	$19,703

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets and liabilities at December 31 consist of the tax effects of temporary differences related to the following:

	Assets		Liabilities
	2008	2007	2008	2007
Allowance for doubtful accounts	$989	$1,158	$50	$44
Depreciation and amortization	(481)	(3,027)	14,548	15,409
Inventory valuation	10,462	8,565	1,749	1,444
Other postretirement/postemployment costs	21,584	27,578	(314)	—
Tax loss carryforwards	30,598	33,267	—	—
Pension	42,171	(1,851)	(4)	203
Accrued compensation	7,619	11,600	—	—
Goodwill	(21,410)	(19,327)	6	—
Swedish tax incentive	—	—	4,185	7,881
Contingent convertible debt interest	(13,630)	(7,851)	—	—
Unrealized foreign currency (loss) gain	(26)	—	3,016	3,595
Other	13,149	9,152	4,303	531

	91,025	59,264	27,539	29,107
Valuation allowance	(22,644)	(16,092)	—	—

	$68,381	$43,172	$27,539	$29,107

Current deferred income taxes	$27,650	$29,087	$2,555	$2,106
Non-current deferred income taxes	40,731	14,085	24,984	27,001

	$68,381	$43,172	$27,539	$29,107

SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. Available evidence includes the reversal of existing taxable temporary differences, future taxable income exclusive of temporary differences, taxable income in carryback years and tax planning strategies. The valuation allowance increased $6,552 in 2008 primarily as a result of the uncertainty regarding the realization of foreign and state net operating losses due to the uncertainty of future profitability of operations in foreign jurisdictions and brief carryforward periods. Management believes that sufficient income will be earned in the future to realize the remaining net deferred tax assets. The Company has tax loss carryforwards of $93,671; $37,456 which relates to U.S. tax loss carryforwards which have carryforward periods ranging from 13 to 20 years for federal purposes and one to 20 years for state purposes; $19,809 which relates to international tax loss carryforwards with unlimited carry forward periods; $27,863 which relates to international tax loss carryforwards with carryforward periods ranging from five to 7 years; and $8,543 which relates to windfall tax benefits which will be recorded to additional paid-in capital when realized. In addition, the Company has tax credit carryforwards of $3,330 with remaining carryforward periods ranging from one year to unlimited.

The Company has not recognized deferred income taxes on $481,765 of undistributed earnings of its international subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends, the Company would be subject, in certain cases, to both U.S. income taxes and foreign withholding taxes. Determination of the amount of this unrecognized deferred income tax liability is not practicable.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate from continuing operations follows:

	2008	2007	2006
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes (net of federal benefit)	0.6	0.6	0.6
Foreign losses without tax benefit	3.9	0.1	0.2
Foreign operations taxed at lower rate	(20.8)	(16.8)	(16.7)
Singapore Pioneer tax status – retroactive impact	—	—	(0.6)
Export sales benefit	—	—	(0.4)
ESOP dividend	(0.7)	(0.7)	(0.9)
International tax law changes	—	1.7	—
European deferred tax asset valuation	3.3	—	—
Other	1.7	0.4	3.6

Consolidated effective income tax rate from continuing operations	23.0%	20.3%	20.8%

The Company has been awarded multi-year Pioneer tax status by the Ministry of Trade and Industry in Singapore for the production of certain engine components by the aerospace aftermarket business of Logistics and Manufacturing Services, the earliest of which was granted in August 2005 retroactive to October 2003. Tax benefits of $9,790 ($0.18 per diluted share), $9,892 ($0.17 per diluted share) and $5,238 ($0.10 per diluted share) were recorded in 2008, 2007 and 2006, respectively. The Pioneer tax status is awarded for periods of six to seven years from the effective date and will begin to expire in 2010.

Income taxes paid globally, net of refunds, were $18,836, $20,085 and $18,811 in 2008, 2007 and 2006, respectively.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recorded an adjustment of $1,688 for unrecognized tax benefits which was accounted for as a reduction to the January 1, 2007 retained earnings balance. As of January 1, 2007, the total amount of unrecognized tax benefits recorded in the consolidated balance sheet in accordance with this Intepretation was $9,399, of which $8,219, if recognized, would have reduced the effective tax rate. As of December 31, 2007, the total amount of unrecognized tax benefits recorded in the consolidated balance sheet was $7,964, which, if recognized, would have reduced the effective tax rate. As of December 31, 2008, the total amount of unrecognized tax benefits recorded in the consolidated balance sheet was $7,611, which, if recognized, would have reduced the effective tax rate. A reconciliation of the unrecognized tax benefits for 2008 and 2007 is as follows:

Balance at January 1, 2007	$9,399
Increase (decrease) in unrecognized tax benefits due to:
Tax positions taken during prior periods	530
Tax positions taken during the current period	76
Settlements with taxing authorities	(1,637)
Lapse of the applicable statute of limitations	(404)

Balance at December 31, 2007	7,964
Increase (decrease) in unrecognized tax benefits due to:
Tax positions taken during prior periods	(30)
Tax positions taken during the current period	(209)
Settlements with taxing authorities	(70)
Lapse of the applicable statute of limitations	(44)

Balance at December 31, 2008	$7,611

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $119 and $165 at December 31, 2008 and 2007, respectively.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by various taxing authorities, including the IRS in the U.S. and the taxing authorities in other major jurisdictions such as Brazil, Canada, France, Germany, Mexico, Singapore, Sweden, Switzerland and the United Kingdom. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. Refer to Note 21 for a discussion of current IRS matters.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, stockholders. For the Company, comprehensive income includes net income and other non-owner changes to equity, net of taxes. The components of accumulated other non-owner changes to equity, net of taxes, follow:

	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) On Hedging Activities	Postretirement Plans	Total
Balance, January 1, 2006	$(470)	$1	$(25,508)	$(25,977)
2006 change	19,323	42	9,791	29,156
Adjustment to initially apply SFAS No. 158	—	—	(26,335)	(26,335)

December 31, 2006	18,853	43	(42,052)	(23,156)
2007 change	24,287	522	8,821	33,630

December 31, 2007	43,140	565	(33,231)	10,474
2008 change	(35,628)	(2,464)	(62,298)	(100,390)

December 31, 2008	$7,512	$(1,899)	$(95,529)	$(89,916)

Included in the 2008 and 2007 changes in foreign currency translation adjustments are $7,691 and $(6,836), respectively, of net gains (losses) that are related to financial instruments that qualify as hedges of the foreign currency exposure of a net investment hedge in a foreign operation. In 2008, the Company terminated this hedge and received a payment of $1,869 at termination.

16. Common Stock

In 2008, 38,000 shares of common stock were issued from treasury for contributions to the Barnes Group Foundation, a non-profit tax-exempt organization. In 2006, 722,596 shares of common stock were issued from treasury for the exercise of stock options, various other incentive awards, purchases by the Employee Stock Purchase Plan and matching contributions to the Retirement Savings Plan. No common stock was issued from treasury in 2007. In 2008, 2007 and 2006, the Company acquired 2,486,526 shares, 1,725 shares and 33,680 shares, respectively, of the Company’s common stock at a cost of $34,209, $54 and $712, respectively. These amounts exclude shares reacquired to pay for the related income tax upon issuance of shares in accordance with the terms of the Company’s stockholder-approved equity compensation plans and the equity rights granted pursuant to those plans. These reacquired shares were placed in treasury.

In 2008, 2007 and 2006, 708,606 shares, 1,881,726 shares and 2,171,530 shares of common stock, respectively, were issued from authorized shares for the exercise of stock options, various other incentive awards, purchases by the Employee Stock Purchase Plan and matching contributions to the Retirement Savings Plan.

On May 17, 2006, the Company issued 1,628,676 shares of its common stock in connection with the acquisition of Hänggi.

17. Preferred Stock

At December 31, 2008 and 2007, the Company had 3,000,000 shares of preferred stock authorized, none of which were outstanding.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Stock Plans

Most U.S. salaried and non-union hourly employees are eligible to participate in the Company’s 401(k) plan, the Retirement Savings Plan. The Retirement Savings Plan provides for the investment of employer and employee contributions in the Company’s common stock and also provides other investment alternatives for employee contributions. The Company match may be invested in any of the Plan’s investment alternatives. The Company contributes an amount equal to 50% of employee contributions up to 6% of eligible compensation. The Company expenses all contributions made to the Retirement Savings Plan. The Company recognized expense of $4,013, $4,250 and $4,005 in 2008, 2007 and 2006, respectively. As of December 31, 2008, the Retirement Savings Plan held 4,447,637 shares of the Company’s common stock.

The Company has an Employee Stock Purchase Plan (“ESPP”) under which eligible employees may elect to have up to the lesser of $21 or 10% of base compensation deducted from their payroll checks for the purchase of the Company’s common stock at 95% of the average market value on the date of purchase. The maximum number of shares which may be purchased under the ESPP is 4,050,000. The number of shares purchased under the ESPP was 52,674, 37,902 and 61,484 in 2008, 2007 and 2006, respectively. In May 2008, 500,000 additional shares were registered for issuance under the ESPP. As of December 31, 2008, 502,212 additional shares may be purchased.

The 1991 Barnes Group Stock Incentive Plan (the “1991 Plan”) authorized the granting of incentives to executive officers, directors and key employees in the form of stock options, stock appreciation rights, incentive stock rights and performance unit awards. Options granted under the 1991 Plan that terminated without being exercised become available for future grants under the 2004 Plan. A maximum of 238,374 common shares are subject to issuance under this plan after December 31, 2008.

The Barnes Group Inc. Employee Stock and Ownership Program (the “2000 Plan”) was approved on April 12, 2000, and subsequently amended on April 10, 2002 by the Company’s stockholders. The 2000 Plan permitted the granting of incentive stock options, nonqualified stock options, restricted stock awards, performance share or cash unit awards and stock appreciation rights, or any combination of the foregoing, to eligible employees to purchase up to 6,900,000 shares of the Company’s common stock. Such shares were authorized and reserved. Options granted under the 2000 Plan that terminate without being exercised become available for future grants under the 2004 Plan. A maximum of 685,564 common shares are subject to issuance under the 2000 Plan after December 31, 2008.

The Barnes Group Stock and Incentive Award Plan (the “2004 Plan”) was approved on April 14, 2004 by the Company’s stockholders. The 2004 Plan permits the issuance of incentive awards, stock option grants and stock appreciation rights to eligible participants to purchase up to 3,800,000 shares of common stock. A maximum of 5,804,587 common shares are subject to issuance under the 2004 Plan after December 31, 2008. As of December 31, 2008 and 2007, there were 1,748,465 and 1,934,510 shares, respectively, available for future grants under the 2004 Plan. Also available for grants under the Plan are the number of shares of common stock reserved for grants of awards under the 1991 and 2000 Plans but not used as of April 14, 2004 and the number of shares of common stock that become available under the terms of the 1991, 2000 and 2004 Plans, including shares subject to awards which are forfeited, settled for cash, expire or otherwise terminate without issuance of the shares.

Incentive stock rights under the 1991 Plan, restricted stock unit awards under the 2000 Plan and restricted stock unit awards under the 2004 Plan (collectively, “Stock Rights”) entitle the holder to receive, without payment, one share of the Company’s common stock after the expiration of the vesting period. Certain Stock Rights are also subject to the satisfaction of established performance goals. Additionally, certain holders of Stock

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rights are credited with dividend equivalents, which are converted into additional Stock Rights, and certain holders of restricted stock units are paid dividend equivalents in cash when dividends are paid to other stockholders. All Stock Rights have a vesting period of up to five years

Under the Non-Employee Director Deferred Stock Plan, as further amended, each non-employee director who joined the Board of Directors prior to December 15, 2005 was granted the right to receive 12,000 shares of the Company’s common stock upon retirement. In 2008 and 2007, $60 and $52, respectively, of dividend equivalents were paid in cash. Compensation cost related to this plan was $31, $62 and $98 in 2008, 2007 and 2006, respectively. There are 96,000 shares reserved for issuance under this plan. Each non-employee director who joins the Board of Directors subsequent to December 15, 2005 will receive restricted stock units under the Barnes Group Inc. Stock and Incentive Award Plan having a value of $50 that vest three years after the date of grant.

Total shares reserved for issuance under all stock plans aggregated 7,326,737 at December 31, 2008.

19. Average Shares Outstanding

Income from continuing operations and net income per common share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise and conversion of all dilutive securities. Shares held by the Retirement Savings Plan are considered outstanding for both basic and diluted earnings per share. There are no adjustments to income from continuing operations and net income for purposes of computing income available to common stockholders for the years ended December 31, 2008, 2007 and 2006. A reconciliation of the average number of common shares outstanding used in the calculation of basic and diluted earnings per share follows:

	Average Common Shares Outstanding
	2008	2007	2006
Basic	53,989,034	53,295,275	50,702,992
Dilutive effect of:
Stock options	957,608	2,003,811	1,268,863
Stock incentive units	—	14,367	139,162
Restricted stock units	295,156	645,488	741,635
Convertible senior subordinated debt	503,808	1,479,728	7,269
Non-Employee Director Deferred Stock Plan	67,060	87,163	83,573

Diluted	55,812,666	57,525,832	52,943,494

The calculation of weighted-average diluted shares outstanding excludes all anti-dilutive shares. During 2008, 2007 and 2006, the Company excluded 1,485,639, 306,868 and 561,070 stock options, respectively, from the calculation of diluted weighted-average shares outstanding as the stock options were considered anti-dilutive.

The 3.75% Convertible Notes are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price is approximately $20.78 per share of common stock. The dilutive effect of the notes is determined based on the average closing price of the Company’s stock for the last 30 trading days of each quarter as compared to the conversion price. Under the net share settlement method, there were 503,808 and 1,251,799 potential shares issuable under the notes that were considered dilutive in 2008 and 2007, respectively.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 3.375% Convertible Notes are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price is approximately $28.47 per share of common stock. The dilutive effect of the notes is determined based on the average closing price of the Company’s stock for the last 30 trading days of each quarter as compared to the conversion price. Under the net share settlement method, there were no potential shares issuable under the notes that were considered dilutive in 2008 and 227,929 potential shares issuable under the notes that were considered dilutive in 2007.

The number of contingently issuable shares included in diluted average shares outstanding was calculated using the conversion formulas as stated in the respective convertible note agreements.

20. Information on Business Segments

The Company’s reportable segments offer different products and services. Each segment is managed separately because each business has different core functional and delivery capabilities. Specifically, the Company operates two reportable business segments, as follows:

Logistics and Manufacturing Services provides value-added logistical support and repair services. Value-added logistical support services include inventory management, technical sales, and supply chain solutions for maintenance, repair, operating, and production supplies and services. Repair services provided include the manufacturing of spare parts for the refurbishment and repair of highly engineered components and assemblies for commercial and military aviation.

Logistics and Manufacturing Services has sales, distribution, and manufacturing operations in the United States, Belgium, Brazil, Canada, China, France, Germany, Italy, Mexico, Singapore, Spain and the United Kingdom. Products and services are available in more than 40 countries.

The global operations are engaged in supplying, servicing, and manufacturing of maintenance, repair, and operating components. Activities include logistical support through vendor-managed inventory and technical sales for stocked replacement parts and other products, worldwide catalog supplies and custom solutions, and the manufacture and delivery of aerospace aftermarket spare parts, including the RSPs, and component repairs. Key business drivers include a value proposition centered on customer service, delivery, multiple sales channels, procurement systems, and strong customer relationships. In addition, the manufacturing and supplying of aerospace aftermarket spare parts, including the RSPs, are dependent upon the reliable and timely delivery of high-quality components.

Logistics and Manufacturing Services faces active competition throughout the world. The products and services offered are not unique, and its competitors provide substantially similar products and services. Competition comes from local, regional, and national, maintenance and repair supply distributors and specialty manufacturers of springs, gas struts and engineered hardware. The aerospace aftermarket business competes with aerospace original equipment manufacturers, service centers of major commercial airlines and other independent service companies for the repair and overhaul of turbine engine components. Service alternatives, timeliness and reliability of supply, price, technical capability, product breadth, quality and overall customer service are important competitive factors.

Precision Components is a global supplier of engineered components for critical applications focused on providing solutions for a diverse industrial, transportation and aerospace customer base. It is equipped to produce virtually every type of precision spring, from fine hairsprings for electronics and instruments to large heavy-duty springs for machinery as well as precision-machined and fabricated components and assemblies for OEM turbine engine, airframe and industrial gas turbine builders throughout the world, and the military. It is also the largest

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

manufacturer and supplier of precision mechanical springs, compressor reed valves and nitrogen gas products based in North America and among the world’s largest manufacturers of precision mechanical products and nitrogen gas products. Precision Components also manufactures high-precision punched and fine-blanked components used in transportation and industrial applications, nitrogen gas springs and manifold systems used to precisely control stamping presses, and retention rings that position parts on a shaft or other axis.

Precision Components has a diverse customer base with products purchased by durable goods manufacturers located around the world in industries including transportation, consumer products, farm equipment, telecommunications, medical devices, home appliances and electronics and airframe and gas turbine engine manufacturers for commercial and military jets, business jets, and land-based industrial gas turbines. Long-standing customer relationships enable Precision Components to participate in the design phase of components and assemblies through which customers receive the benefits of manufacturing research, testing and evaluation. Products are sold primarily through Precision Components’ direct sales force and a global distribution channel.

Precision Components competes with a broad base of large and small companies engaged in the manufacture and sale of custom metal components and assemblies while the aerospace manufacturing business competes with both the leading jet engine OEMs and a large number of machining and fabrication companies. Precision Components competes on the basis of quality, service, reliability of supply, engineering and technical capability, product breadth, innovation, design, and price.

Precision Components has manufacturing, sales and distribution operations in the United States, Brazil, Canada, China, Germany, Korea, Mexico, Singapore, Sweden, Switzerland, Thailand and the United Kingdom.

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

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables (dollars shown in millions) set forth information about the Company’s operations by its reportable business segments and by geographic area.

Operations by Reportable Business Segment

	Logistics and Manufacturing Services	Precision Components	Other	Total Company
Revenues
2008	$691.8	$683.0	$(12.7)	$1,362.1
2007	703.0	728.5	(13.3)	1,418.2
2006	602.3	650.2	(13.1)	1,239.4

Operating profit
2008	$79.1	$68.5	$—	$147.6
2007	70.5	84.9	—	155.4
2006	56.8	61.4	—	118.2

Assets
2008	$575.4	$756.3	$115.9	$1,447.6
2007	644.5	813.0	81.8	1,539.3
2006	598.4	641.5	96.6	1,336.5

Depreciation and amortization
2008	$25.1	$25.0	$2.3	$52.4
2007	22.5	26.1	2.0	50.6
2006	16.9	23.9	1.4	42.2

Capital expenditures
2008	$14.0	$33.3	$4.6	$51.9
2007	26.4	21.8	2.0	50.2
2006	19.1	21.8	0.8	41.7

Notes:

One customer, General Electric, accounted for 18%, 18% and 14% of the Company’s total revenue in 2008, 2007 and 2006, respectively.

“Other” revenues represent the elimination of intersegment sales.

“Other” assets include corporate-controlled assets, the majority of which are cash and deferred tax assets.

A reconciliation of the total reportable segments’ operating profit to income from continuing operations before income taxes follows:

	2008	2007	2006
Operating profit	$147.6	$155.4	$118.2
Interest income	0.6	0.7	1.1
Interest expense	(19.5)	(25.1)	(23.6)
Other (expense) income	(2.6)	(1.0)	(1.2)

Income from continuing operations before income taxes	$126.1	$130.0	$94.5

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operations by Geographic Area

	Domestic	International	Other	Total Company
Revenues
2008	$835.1	$572.9	$(45.9)	$1,362.1
2007	903.8	558.1	(43.7)	1,418.2
2006	857.6	423.6	(41.8)	1,239.4

Long-lived assets
2008	$308.9	$620.5	$—	$929.4
2007	338.7	665.2	—	1,003.9
2006	317.0	534.7	—	851.7

Notes:

International sales derived from any one country did not exceed 10% of the Company’s total revenues.

“Other” revenues represent the elimination of intercompany sales between geographic locations, of which approximately 43% were sales from international locations to domestic locations.

Long-lived assets located in any one country that exceeded 10% of the Company’s total long-lived assets as of December 31, 2008 were $273.4 million of intangible assets related to the RSPs recorded in Singapore and $135.4 million primarily related to goodwill and property, plant and equipment at the Hänggi division located in Switzerland.

21. Commitments and Contingencies

Leases

The Company has various noncancellable operating leases for buildings, office space and equipment. Rent expense was $20,117, $18,692 and $14,971 for 2008, 2007 and 2006, respectively. Minimum rental commitments under noncancellable leases in years 2009 through 2013 are $13,444, $10,553, $7,210, $5,306 and $4,565, respectively, and $10,421 thereafter. The rental expense and minimum rental commitments of leases with step rent provisions are recognized on a straight-line basis over the lease term.

Product Warranties

The Company provides product warranties in connection with the sale of products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not significant as of December 31, 2008 or 2007.

Contingent Payments

In connection with the Service Plus Distributors, Inc. acquisition in September 2005, $3,700 of the purchase price could be earned within three years of the closing date, contingent upon the occurrence of certain events or the achievement of certain performance targets. In 2006, $1,500 was earned and paid. The remaining balance of $2,200 was not earned within three years of the closing date and thus no further contingent payments have been or will be made relative to this acquisition.

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

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

22. Accounting Changes

As discussed in Note 13, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” effective December 31, 2006.

As discussed in Note 14, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” effective January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. This Statement was to be effective for the Company in 2008. However, in February 2008 the FASB issued Financial Statement of Position No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for lease transactions, and FSP No. 157-2, which delayed the effective date of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities until 2009 for the Company except for items that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis. Additionally in October 2008, the FASB issued FSP No. 157-3 which clarifies the application of SFAS No. 157 for financial assets in markets that are not active. This FSP was effective immediately and included those periods for which financial statements had not been issued. The Company does not currently have any financial assets that are valued using inactive markets and as such was not impacted by the issuance of this FSP. Effective January 1, 2008, the Company adopted the provisions of this Statement except as it relates to those nonfinancial assets and nonfinancial liabilities excluded under FSP No. 157-2. The nonfinancial assets and nonfinancial liabilities as defined by FSP No. 157-2 for which the Company has not applied the fair value provisions of SFAS No. 157 include those related to: goodwill, intangible and other long-lived asset impairment testing; asset retirement obligations; liabilities for exit or disposal activities; and business combinations. The Company is currently evaluating the impact this Statement will have on the Company’s financial position, results of operations and cash flows as it relates to nonfinancial assets and nonfinancial liabilities. For the impact of adoption of SFAS No. 157 on financial assets and financial liabilities, see Note 12.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Barnes Group Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 22 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans in 2006, the manner in which it accounts for uncertain tax positions in 2007 and the manner in which it determines fair value for financial assets and liabilities in 2008.

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

/s/ PRICEWATERHOUSECOOPERS LLP PricewaterhouseCoopers LLP Hartford, Connecticut February 24, 2009

QUARTERLY DATA (UNAUDITED)

(Dollars in millions, except per share data)

	First Quarter (3)	Second Quarter (3)	Third Quarter (3)	Fourth Quarter (2)(3)	Full Year (3)
2008
Net sales	$384.0	$378.9	$333.8	$265.4	$1,362.1
Gross profit (1)	146.7	146.6	125.7	95.4	514.5
Operating income	51.6	51.0	42.6	2.7	147.9
Income (loss) from continuing operations	34.8	36.4	30.3	(4.4)	97.1
Net income (loss)	33.4	34.6	28.9	(10.0)	87.0
Per common share:
Income (loss) from continuing operations:
Basic	$.64	$.67	$.56	$(.08)	$1.80
Diluted	.62	.63	.54	(.08)	1.74
Net income (loss):
Basic	.62	.64	.53	(.19)	1.61
Diluted	.60	.60	.51	(.19)	1.56
Dividends	.14	.16	.16	.16	.62
Market prices (high - low)	$34.15-20.39	$32.33-22.77	$25.35-18.56	$20.25-8.51	$34.15-8.51

2007
Net sales	$354.8	$354.0	$355.1	$354.2	$1,418.2
Gross profit (1)	137.0	137.1	131.8	131.2	537.2
Operating income	43.4	40.5	40.7	30.5	155.2
Income from continuing operations	27.8	28.6	28.2	19.0	103.6
Net income	27.7	28.4	27.7	17.6	101.3
Per common share:
Income from continuing operations:
Basic	$.53	$.54	$.53	$.35	$1.94
Diluted	.50	.50	.48	.32	1.80
Net income:
Basic	.53	.53	.52	.33	1.90
Diluted	.50	.49	.47	.30	1.76
Dividends	.125	.140	.140	.140	.545
Market prices (high - low)	$23.71-19.76	$34.61-22.62	$34.22-26.00	$36.86-28.53	$36.86-19.76

(1)	Sales less cost of sales.
(2)	The Company took a number of actions within each of its businesses primarily in the fourth quarter of 2008. See Note 10.
(3)	During 2008, the Company exited certain non-core businesses within its Logistics and Manufacturing Services segment in the United Kingdom. All previously reported financial information has been adjusted on a retrospective basis to reflect the discontinued operations. See Note 5.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2008, which appears on page 64 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Information with respect to our directors and nominees may be found under the caption “Election of Directors” of the Company’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 7, 2009 (the “Proxy Statement”). Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

The Company’s executive officers as of the date of this Annual Report are as follows:

Executive Officer	Position	Age as of December 31, 2008
Gregory F. Milzcik	President and Chief Executive Officer	49

John R. Arrington	Senior Vice President, Human Resources	62

Francis C. Boyle, Jr.	Vice President, Finance and Chief Accounting Officer	58

Jerry W. Burris	Vice President, Barnes Group Inc., and President, Precision Components	45

Scott M. Deakin	Senior Vice President, Corporate Development	42

Joseph D. DeForte	Vice President, Tax	66

Patrick J. Dempsey	Vice President, Barnes Group Inc., and President, Logistics and Manufacturing Services	44

Signe S. Gates	Senior Vice President, General Counsel and Secretary	59

Lawrence W. O’Brien	Vice President, Treasurer	59

Christopher J. Stephens, Jr.	Senior Vice President, Finance and Chief Financial Officer	44

Each officer holds office until his or her successor is chosen and qualified or otherwise as provided in the Company’s By-Laws, except Mr. Milzcik who holds office pursuant to an employment agreement with the Company. No family relationships exist among the executive officers of the Company. Except for Mr. Burris, Mr. Deakin and Mr. Stephens, each of the Company’s executive officers has been employed by the Company or its subsidiaries in an executive or managerial capacity for at least the past five years.

Mr. Arrington joined the Company as Senior Vice President, Human Resources in April 1998.

Mr. Boyle joined the Company in April 1978. Mr. Boyle was appointed Vice President, Finance and Chief Accounting Officer in January 2009. Prior to that appointment he had served as Vice President, Controller, and Acting Chief Financial Officer since June 2008 and prior to that as Vice President, Controller since 1997.

Mr. Burris joined the Company in July 2006 as Vice President, Barnes Group Inc. and President, Associated Spring. In October 2008, he was appointed President, Precision Components. In 2006, prior to joining the Company, he was the President and CEO of the General Electric Advanced Material Quartz and Ceramics group of General Electric Company. Prior to that he was the General Manager of various business teams of General Electric Company, including Global Healthcare Services from 2003 to 2006, Global Sourcing from 2001 to 2003, the Honeywell Integration in 2001, and the Dishwasher Business from 1998 to 2001.

Mr. Deakin joined the Company in May 2007 as Senior Vice President, Corporate Development. From 2004 to 2007, he was the General Manager of the Power Products Division, Hydraulics Operations of Eaton Corporation. From 2001 to 2004, he was the Director, Finance and Planning for the Hydraulics Operations of Eaton Corporation.

Mr. DeForte joined the Company as Vice President, Tax in August 1999.

Mr. Dempsey joined the Company in October 2000. He has held a series of increasingly responsible roles since joining the Company. In November 2004, he was promoted to Vice President, Barnes Group Inc. and President, Barnes Aerospace. In October 2007, he was appointed President, Barnes Distribution. In October 2008, he was appointed President, Logistics and Manufacturing Services.

Ms. Gates joined the Company as Senior Vice President, General Counsel and Secretary in June 1999.

Mr. Milzcik joined the Company as Vice President, Barnes Group Inc. and President, Barnes Aerospace in June 1999. He was appointed President, Barnes Industrial (formerly Associated Spring) in November 2004. Effective February 1, 2006, he was appointed Executive Vice President and Chief Operating Officer of the Company. Effective October 19, 2006, he was appointed President and Chief Executive Officer.

Mr. O’Brien joined the Company as Vice President, Treasurer in August 2001.

Mr. Stephens joined the Company in January 2009 as Senior Vice President, Finance and Chief Financial Officer. From 2007 to 2008, he served as President of the Consumer Products Group of Honeywell International. From 2003 to 2007, he served as Vice President and Chief Financial Officer of Honeywell Transportation Systems Group. Prior to 2003, he held positions of increasing responsibility with The Boeing Company, Hughes Space and Communications, and Allied Signal.

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

CODE OF ETHICS

We have adopted a Code of Ethics Applicable to Senior Executives (the “Executive Code of Ethics”) which is applicable to its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Executive Code of Ethics is available on our website at www.BGInc.com. The Company will disclose any material amendments to or waivers of the Executive Code of Ethics on that website or in a report on Form 8-K.

ANNUAL CERTIFICATIONS REQUIRED BY THE NEW YORK STOCK EXCHANGE

In 2008, the Company’s Chief Executive Officer submitted to the New York Stock Exchange the required Annual CEO Certification certifying that he was not aware of any violation by the Company of the Exchange’s corporate governance listing standards. The Company also filed with the Securities and Exchange Commission the certifications required of the Company’s Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to the Form 10-K for the year ended December 31, 2007.

Item 11. Executive Compensation

The information in the Proxy Statement under the caption “Executive and Director Compensation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters

The information in the Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated herein by reference.

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

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2008, 2007 and 2006

(In thousands)

Allowances for Doubtful Accounts:
Balance December 31, 2005	$3,063
Provision charged to income	896
Doubtful accounts written off (net)	(1,271)
Other adjustments (1)	901

Balance December 31, 2006	3,589
Provision charged to income (2)	2,274
Doubtful accounts written off (net)	(756)
Other adjustments (1)	345

Balance December 31, 2007	5,452
Provision charged to income (3)	4,319
Doubtful accounts written off (net)	(3,226)
Other adjustments (1)	(371)

Balance December 31, 2008	$6,174

(1)	Opening balances of acquired businesses, foreign currency translation and other reclassifications.
(2)	The increase in the provision charged to income in 2007 from 2006 was primarily related to increasing the allowance for delinquent customers at the distribution businesses of Logistics and Manufacturing Services.
(3)	The increase in the provision charged to income and the amount written off for doubtful accounts in 2008 from 2007 is primarily related to the distribution businesses of Logistics and Manufacturing Services increasing the allowance for delinquent customers and writing off receivables for bankruptcies and other customers.

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2008, 2007 and 2006

(In thousands)

Valuation Allowance on Deferred Tax Assets:
Balance December 31, 2005	$10,621
Additions charged to income tax expense	1,885
Additions charged to other comprehensive income	1,044
Additions charged to goodwill due to acquisitions	824
Reductions credited to income tax expense	(1,690)
Changes due to foreign currency translation	426

Balance December 31, 2006	13,110
Additions charged to income tax expense	1,439
Reductions charged to other comprehensive income	(411)
Reductions credited to income tax expense	(1,219)
Changes due to Mexican Tax Law	1,970
Changes due to foreign currency translation	1,203

Balance December 31, 2007	16,092
Additions charged to income tax expense	9,463
Additions charged to other comprehensive income	346
Reductions credited to income tax expense	(510)
Changes due to foreign currency translation	(2,747)

Balance December 31, 2008	$22,644

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2009

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

/s/ GREGORY F. MILZCIK
Gregory F. Milzcik
President and Chief Executive Officer
(Principal Executive Officer), and Director

/s/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr.
Senior Vice President, Finance
Chief Financial Officer
(Principal Financial Officer)

/s/ FRANCIS C. BOYLE, JR.
Francis C. Boyle, Jr.
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)

/s/ THOMAS O. BARNES
Thomas O. Barnes
Director

/s/ THOMAS J. ALBANI
Thomas J. Albani
Director

/s/ JOHN W. ALDEN
John W. Alden
Director

/s/ GARY G. BENANAV
Gary G. Benanav
Director

/s/ WILLIAM S. BRISTOW, JR.
William S. Bristow, Jr.
Director

/s/ GEORGE T. CARPENTER
George T. Carpenter
Director

/s/ DONALD W. GRIFFIN
Donald W. Griffin
Director

/s/ FRANK E. GRZELECKI
Frank E. Grzelecki
Director

/s/ MYLLE H. MANGUM
Mylle H. Mangum
Director

/s/ WILLIAM J. MORGAN
William J. Morgan
Director

EXHIBIT INDEX

Barnes Group Inc.

Annual Report on Form 10-K

for the Year ended December 31, 2008

Exhibit No.	Description	Reference
2.1	Share Purchase Agreement between Mr. Eugen Hänggi and Barnes Group Inc., dated March 15, 2006.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2006.

3.1	Restated Certificate of Incorporation; Certificate of Designation; Preferences and Rights of Series A Junior Participating Preferred Stock; Certificate of Change of location of registered office and of registered agent, dated December 13, 2002; Certificate of Merger of domestic company, dated May 19, 2004; and Certificate of Amendment of Restated Certificate of Incorporation of Barnes Group Inc., dated April 20, 2006.	Incorporated by reference to Exhibit 3 to the Company’s report on Form 10-Q for the quarter ended March 31, 2006.

3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K for the year ended December 31, 1998.

4.1	(i) Fourth Amended and Restated Revolving Credit Agreement, dated September 19, 2007, among the Company and several commercial banks.	Incorporated by reference to Exhibit 4.1(i) to the Company’s report on Form 10-Q for the quarter ended September 30, 2007.

	(ii) Guaranty of the Company, dated as of September 19, 2007.	Incorporated by reference to Exhibit 4.1(ii) to the Company’s report on Form 10-Q for the quarter ended September 30, 2007.

	(iii) Sharing Agreement, dated as of January 11, 2006.	Incorporated by reference to Exhibit 4.1(ii) to the Company’s report on Form 10-K for the year ended December 31, 2005.

4.2	(i) Note Agreement dated as of November 12, 1999, between 3031786 Nova Scotia Company, a wholly owned subsidiary of the Company, and several insurance companies.	Incorporated by reference to Exhibit 4.6 to the Company’s report on Form 10-K for the year ended December 31, 1999.

	(ii) Amendment No. 1 to Note Agreement, dated as of February 5, 2003.	Incorporated by reference to Exhibit 4.4(ii) to the Company’s report on Form 10-K for the year ended December 31, 2002.

	(iii) Assumption and Amendment Agreement.	Incorporated by reference to Exhibit 4.3 (iii) to the Company’s report on Form 10-K for the year ended December 31, 2005.

	(iv) Amendment No. 3 to Note Agreement, dated as of January 11, 2006.	Incorporated by reference to Exhibit 4.3(iv) to the Company’s report on Form 10-K for the year ended December 31, 2005.

Exhibit No.	Description	Reference
	(v) Amendment No. 4 to Note Agreement, dated as of February 23, 2006.	Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-Q for the quarter ended March 31, 2006.

	(vi) Letter Amendment dated February 12, 2007.	Incorporated by reference to Exhibit 4.2(vi) to the Company’s report on Form 10-K for the year ended December 31, 2006.

4.3	Purchase Agreement among the Company and several initial purchasers named therein, dated July 26, 2005, relating to the Company’s 3.75% Convertible Senior Subordinated Notes due 2025.	Incorporated by reference to Exhibit 4.1 to Form 8-K, filed by the Company on August 2, 2005.

4.4	Indenture between the Company and the Bank of New York Trust Company, N.A., as Trustee under the Indenture, dated as of August 1, 2005, relating to the Company’s 3.75% Convertible Senior Subordinated Notes due 2025.	Incorporated by reference to Exhibit 4.3 to Form 8-K, filed by the Company on August 2, 2005.

4.5	Resale Registration Rights Agreement between the Company and Banc of America Securities LLC, as Representative of the Initial Purchasers, dated August 1, 2005, relating to the Company’s 3.75% Convertible Senior Subordinated Notes due 2025.	Incorporated by reference to Exhibit 4.4 to Form 8-K, filed by the Company on August 2, 2005.

4.6	Purchase Agreement among the Company and several initial purchasers named therein, dated March 6, 2007, relating to the Company’s 3.375% Convertible Senior Subordinated Notes due 2027.	Incorporated by reference to Exhibit 4.1 to Form 8-K, filed by the Company on March 7, 2007.

4.7	Indenture between the Company and the Bank of New York Trust Company, N.A., as Trustee under the Indenture, dated as of March 12, 2007, relating to the Company’s 3.375% Convertible Senior Subordinated Notes due 2027.	Incorporated by reference to Exhibit 4.3 to Form 8-K, filed by the Company on March 12, 2007.

4.8	Resale Registration Rights Agreement between the Company and Banc of America Securities LLC, as Representative of the Initial Purchasers, dated March 12, 2007, relating to the Company’s 3.375% Convertible Senior Subordinated Notes due 2027.	Incorporated by reference to Exhibit 4.4 to Form 8-K, filed by the Company on March 12, 2007.

4.9	(i) ISDA Master Agreement, dated as of March 6, 2008.	Incorporated by reference to Exhibit 4.1(i) to the Company’s report on Form 10-Q for the quarter ended June 30, 2008.

	(ii) Schedule to Wells Fargo Bank, N.A. ISDA Master Agreement.	Incorporated by reference to Exhibit 4.1(ii) to the Company’s report on Form 10-Q for the quarter ended June 30, 2008.

Exhibit No.	Description	Reference
	(iii) Schedule to JP Morgan Chase Bank, N.A. ISDA Master Agreement.	Incorporated by reference to Exhibit 4.2(i) to the Company’s report on Form 10-Q for the quarter ended June 30, 2008.

10.1*	Barnes Group Inc. Management Incentive Compensation Plan, amended October 22, 2008.	Filed with this report.

10.2*	Barnes Group Inc. Retirement Benefit Equalization Plan, as amended and restated effective January 1, 2009.	Filed with this report.

10.3*	Barnes Group Inc. Supplemental Senior Officer Retirement Plan, as amended and restated effective January 1, 2009.	Filed with this report.

10.4*	1991 Barnes Group Stock Incentive Plan, as amended and restated as of December 31, 2008.	Filed with this report.

10.5*	Barnes Group Inc. Non-Employee Director Deferred Stock Plan, as amended and restated December 31, 2008.	Filed with this report.

10.6*	Barnes Group Inc. Directors’ Deferred Compensation Plan, as amended and restated December 31, 2008.	Filed with this report.

10.7*	Barnes Group Inc. Senior Executive Enhanced Life Insurance Program, as amended and restated effective December 31, 2008.	Filed with this report.

10.8*	Barnes Group Inc. Enhanced Life Insurance Program, as amended December 31, 2008.	Filed with this report.

10.9*	Barnes Group Inc. Supplemental Executive Retirement Plan, as amended and restated to February 3, 2009 effective January 1, 2009.	Filed with this report.

10.10*	Barnes Group Inc. Executive Officer Severance Agreement, as amended December 31, 2008.	Filed with this report.

10.11*	Barnes Group Inc. Amended Employee Stock and Ownership Program as further amended.	Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended March 31, 2003.

10.12*	Barnes Group Inc. Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001.

10.13*	Barnes Group Inc. Executive Separation Pay Plan, as amended and restated effective December 31, 2008.	Filed with this report.

10.14*	Barnes Group Inc. Performance Linked Bonus Plan for Selected Executive Officers, as amended October 22, 2008.	Filed with this report.

Exhibit No.	Description	Reference
10.15*	Barnes Group Inc. Stock and Incentive Award Plan, as amended December 31, 2008.	Filed with this report.

10.16*	Executive Compensation.	Incorporated by reference to Item 5.02(e), on Form 8-K, filed by the Company on February 19, 2008.

10.17*	Director Compensation.	Incorporated by reference to Item 5.02(d), on Form 8-K, filed by the Company on October 28, 2008.

10.18*	Employment Agreement by and between the Company and Gregory F. Milzcik, as amended December 31, 2008.	Incorporate by reference to Exhibit 10.1, on Form 8-K/A, filed by the Company on January 20, 2009.

10.19*	Executive Compensation.	Incorporated by reference to Item 5.02(e), on Form 8-K filed by the Company July 30, 2008.

10.20*	Agreement between Francis C. Boyle, Jr. and Barnes Group Inc., dated January 12, 2009.	Filed with this report.

10.21*	Agreement between William C. Denninger and Barnes Group Inc., dated May 30, 2008.	Filed with this report.

10.22*	Agreement between Christopher J. Stephens, Jr. and Barnes Group Inc., dated January 12, 2009.	Filed with this report.

10.23*	Form of Amended and Restated Restricted Stock Unit Award Agreement for Directors.	Filed with this report.

10.24*	Form of Non-Qualified Stock Option Agreement for CEO.	Filed with this report.

10.25*	Form of Non-Qualified Stock Option Agreement for employees grade 21 and up.	Filed with this report.

10.26*	Form of Amended and Restated Restricted Stock Unit Award Agreement for CEO.	Filed with this report.

10.27*	Form of Amended and Restated Restricted Stock Unit Award Agreement for employees grade 21 and up.	Filed with this report.

10.28*	Form of Amended and Restated Performance Share Award Agreement for Officers.	Filed with this report.

10.29*	Form of Amended and Restated Contingent Dividend Equivalent Rights Agreement for officers.	Filed with this report.

10.30*	Form of Amended and Restated Performance Share Award Agreement for CEO.	Filed with this report.

10.31*	Form of Amended and Restated Contingent Dividend Equivalent Rights Agreement for CEO.	Filed with this report.

10.32*	Form of Amended and Restated Restricted Stock Unit Award Agreement for T. Albani.	Filed with this report.

Exhibit No.	Description	Reference

21	List of Subsidiaries.	Filed with this report.

23	Consent of Independent Registered Public Accounting Firm.	Filed with this report.

31.1	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

31.2	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

32	Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.

*	Management contract or compensatory plan or arrangement.

The Company agrees to furnish to the Commission, upon request, a copy of each instrument with respect to which there are outstanding issues of unregistered long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

Except for Exhibits 21 and 23, which will be furnished free of charge, copies of exhibits referred to above will be furnished at a cost of twenty-five cents per page to stockholders who make a written request to the Secretary, Barnes Group Inc., 123 Main Street, Bristol, Connecticut 06010.