Form 10-Q
period 2009-03-31
BARNES GROUP INC
filed 2009-05-04
CIK 9984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant had outstanding 53,092,574 shares of common stock as of April 30, 2009.

Barnes Group Inc.

Index to Form 10-Q

For the Quarterly Period Ended March 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2009	2008
Net sales	$262,150	$383,998

Cost of sales	167,165	237,271
Selling and administrative expenses	74,528	95,136

	241,693	332,407

Operating income	20,457	51,591

Other income	158	197

Interest expense	5,936	7,003
Other expenses	578	1,901

Income from continuing operations before income taxes	14,101	42,884

Income taxes	2,642	9,171

Income from continuing operations	11,459	33,713

Loss from discontinued operations, net of income tax benefit of $291	—	(1,353)

Net income	$11,459	$32,360

Per common share:
Basic:
Income from continuing operations	$.22	$.62
Loss from discontinued operations, net of income taxes	—	(.02)

Net income	$.22	$.60

Diluted:
Income from continuing operations	$.22	$.60
Loss from discontinued operations, net of income taxes	—	(.02)

Net income	$.22	$.58

Dividends	.16	.14

Average common shares outstanding:
Basic	52,735,911	54,127,598
Diluted	52,909,312	56,087,125

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$19,959	$20,958
Accounts receivable, less allowances (2009—$5,409; 2008—$6,174)	196,485	173,215
Inventories	222,915	240,805
Deferred income taxes	27,280	27,650
Prepaid expenses	14,016	14,881

Total current assets	480,655	477,509

Deferred income taxes	27,696	31,133

Property, plant and equipment	623,304	625,997
Less accumulated depreciation	(393,553)	(390,962)

	229,751	235,035

Goodwill	350,750	361,930
Other intangible assets, net	311,893	316,817
Other assets	13,243	12,931

Total assets	$1,413,988	$1,435,355

Liabilities and Stockholders’ Equity
Current liabilities
Notes and overdrafts payable	$11,820	$8,905
Accounts payable	74,479	80,495
Accrued liabilities	76,483	84,372
Long-term debt – current	15,379	15,386

Total current liabilities	178,161	189,158

Long-term debt	452,785	441,670
Accrued retirement benefits	162,141	164,796
Other liabilities	38,155	41,156

Commitments and contingencies (Note 14)

Stockholders’ equity
Common stock—par value $0.01 per share
Authorized: 150,000,000 shares
Issued: at par value (2009–55,370,193 shares; 2008–55,229,926 shares)	553	552
Additional paid-in capital	270,581	269,215
Treasury stock, at cost (2009–3,019,733 shares; 2008–3,006,379 shares)	(46,844)	(46,705)
Retained earnings	468,521	465,429
Accumulated other non-owner changes to equity	(110,065)	(89,916)

Total stockholders’ equity	582,746	598,575

Total liabilities and stockholders’ equity	$1,413,988	$1,435,355

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2009	2008
Operating activities:
Net income	$11,459	$32,360
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	13,060	13,101
Gain on disposition of property, plant and equipment	(125)	(115)
Non-cash stock compensation expense	896	1,316
Withholding taxes paid on stock issuances	(139)	(815)
Loss on the sale of Spectrum Plastics	—	830
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(25,985)	(27,942)
Inventories	15,148	(3,310)
Prepaid expenses	925	(3,749)
Accounts payable	(4,490)	(9,440)
Accrued liabilities	(4,094)	(13,034)
Deferred income taxes	2,715	4,600
Long-term retirement benefits	(3,923)	(3,431)
Other	(68)	(823)

Net cash (used) provided by operating activities	5,379	(10,452)

Investing activities:
Proceeds from disposition of property, plant and equipment	119	224
Proceeds from the sale of Spectrum Plastics, net	—	5,333
Capital expenditures	(9,600)	(12,122)
Revenue Sharing Program payments	—	(35,750)
Other	(673)	(796)

Net cash used by investing activities	(10,154)	(43,111)

Financing activities:
Net change in other borrowings	2,914	5,334
Payments on long-term debt	(19,450)	(105,557)
Proceeds from the issuance of long-term debt	29,000	163,850
Proceeds from the issuance of common stock	561	415
Dividends paid	(8,370)	(7,580)
Excess tax benefit on stock awards	—	352
Other	(139)	(41)

Net cash provided by financing activities	4,516	56,773

Effect of exchange rate changes on cash flows	(740)	(1,577)

Increase (decrease) in cash and cash equivalents	(999)	1,633

Cash and cash equivalents at beginning of period	20,958	20,600

Cash and cash equivalents at end of period	$19,959	$22,233

See accompanying notes.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts included in the notes are stated in thousands except per share data.)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 2008 has been derived from the 2008 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

See Note 9 for discussion of the impact of the Company’s adoption of Financial Statement of Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” as of January 1, 2009 and the retrospective adjustment of previously reported amounts.

See Note 10 for discussion of the impact of the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” on January 1, 2009.

In the fourth quarter of 2008, the Company changed its organizational structure by aligning its strategic business units with a focus on core functional and delivery capabilities. This realignment resulted in two new reportable business segments: Logistics and Manufacturing Services, and Precision Components. All previously reported segment information was adjusted on a retrospective basis to reflect this change.

Additionally, in the fourth quarter of 2008 the Company exited certain non-core businesses within its Logistics and Manufacturing Services segment in the United Kingdom. The actions included selling certain assets of the operation and exiting the businesses. The results of these businesses have been segregated and treated as discontinued operations. See Note 3.

2. Business Divestiture

In February 2008, the Company sold the net assets of Spectrum Plastics Molding Resources, Inc. (“Spectrum Plastics”) for $6,350 resulting in an after-tax transaction loss of $830. The pre-tax loss of $1,215 and related tax benefit of $385 are reflected in other expenses and income taxes, respectively, in the accompanying consolidated statements of income in the first quarter of 2008. The Company did not report Spectrum Plastics as a discontinued operation as it was not significant to any period presented. Accordingly, the operating results of Spectrum Plastics are included in the operating results of the Company in the accompanying Consolidated Statements of Income for the three months ended March 31, 2008.

3. Discontinued Operations

In the fourth quarter of 2008, the Company exited certain non-core businesses within its Logistics and Manufacturing Services segment in the United Kingdom. These exit activities included the sale of certain assets and transfer of related employees to the buyers, liquidation of assets, termination of related contracts and severing of employees. The results of these operations are segregated and treated as discontinued operations in the accompanying consolidated statements of income for the three-month period ended March 31, 2008 as follows:

2008
Net sales	$4,570

Loss before income taxes	$(1,644)
Income tax benefit	291

Loss from discontinued operations, net of income taxes	$(1,353)

4. Net Income Per Common Share

Effective January 1, 2009, the provisions of FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” became effective for the Company. The provisions of this FSP clarified that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, as such, should be included in the calculation of basic earnings per share. The Company’s restricted stock unit awards which contain nonforfeitable rights to dividends are considered participating securities.

For the purpose of computing diluted net income per share, the weighted-average number of shares outstanding was increased by 173,401 and 1,959,527 for the three-month periods ended March 31, 2009 and 2008, respectively, for the potential dilutive effects of stock-based incentive plans and convertible senior subordinated notes. There were no adjustments to net income for the purposes of computing income available to common stockholders for those periods.

The calculation of weighted-average diluted shares outstanding excludes all anti-dilutive shares. During the three-month periods ended March 31, 2009 and 2008, the Company excluded 4,874,188 and 954,913 stock options, respectively, from the calculation of weighted-average diluted shares outstanding as the stock options were considered anti-dilutive.

The Company granted 845,200 stock options, 207,750 restricted stock unit awards, and 149,800 performance unit plan awards in February 2009 as part of its annual grant award. All of the restricted stock unit awards vest upon meeting certain service conditions and are included in basic average common shares outstanding as they contain nonforfeitable rights to dividend payments. The performance unit plan awards are denominated in units with each unit being equivalent in value to one share of the Company’s common stock and are payable in cash. The performance unit plan awards vest upon satisfying established performance goals and are not included in either basic or diluted average common shares outstanding as these awards are settled in cash.

The 3.75% convertible senior subordinated notes due in August 2025 (the “3.75% Convertible Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of March 31, 2009 was approximately $20.69 per share of common stock. The dilutive effect of the notes is determined based on the average closing price of the Company’s stock for the last 30 trading days of the quarter as compared to the conversion price of the notes. Under the net share settlement method, there were no potential shares issuable under the notes as the notes were considered anti-dilutive for the three-month period ended March 31, 2009. For the three-month period ended March 31, 2008 there was 386,697 potential shares issuable under the notes that were considered dilutive.

The 3.375% convertible senior subordinated notes due in March 2027 (the “3.375% Convertible Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of March 31, 2009 was approximately $28.38 per share of common stock. The dilutive effect of the notes is determined based on the average closing price of the Company’s stock for the last 30 trading days of the quarter as compared to the conversion price of the notes. Under the net share settlement method, there were no potential shares issuable under the notes as the notes were considered anti-dilutive for the three-month periods ended March 31, 2009 and 2008.

5. Comprehensive Income

Comprehensive income (loss) includes all changes in equity during a period except those resulting from the investments by, and distributions to, stockholders. For the Company, comprehensive income (loss) for the period includes net income and other non-owner changes to equity, net of taxes.

Statements of Comprehensive Income (Loss)

(Unaudited)

For the three months ended March 31,	2009	2008
Net income	$11,459	$32,360
Unrealized gain (loss) on hedging activities, net of tax of $(55) and $(310), respectively	(272)	446
Foreign currency translation adjustments, net of tax of $1,257 and $(1,660), respectively	(21,033)	32,165
Defined benefit pension and other postretirement plans, net of tax of $142 and $380, respectively	1,156	1,149

Comprehensive income (loss)	$(8,690)	$66,120

6. Inventories

The components of inventories consisted of:

	March 31, 2009	December 31, 2008
Finished goods	$130,340	$140,596
Work-in-process	55,610	60,931
Raw material and supplies	36,965	39,278

	$222,915	$240,805

7. Goodwill and Other Intangible Assets

Goodwill:

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company for the period ended March 31, 2009:

	Logistics and Manufacturing Services	Precision Components	Total Company
January 1, 2009	$163,296	$198,634	$361,930
Foreign currency translation	(2,071)	(9,109)	(11,180)

March 31, 2009	$161,225	$189,525	$350,750

Other Intangible Assets:

Other intangible assets consisted of:

	Range of Life -Years	March 31, 2009		December 31, 2008
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs	Up to 30	$293,700	$(22,487)	$293,700	$(20,296)
Customer lists/relationships	10	28,578	(12,847)	28,578	(12,142)
Patents, trademarks/trade names	5-30	22,896	(8,600)	22,896	(8,118)
Other	Up to 15	10,405	(1,907)	10,405	(1,744)

		355,579	(45,841)	355,579	(42,300)

Foreign currency translation		2,155	—	3,538	—

Other intangible assets		$357,734	$(45,841)	$359,117	$(42,300)

Amortization of intangible assets is expected to increase from approximately $14,600 in 2009 to $16,300 in 2013.

8. Business Reorganizations

In 2008, the Company implemented certain right-sizing actions, including workforce reductions and plant consolidations at Logistics and Manufacturing Services and Precision Components, and recorded restructuring and related costs of $7,725 and $7,288, respectively, of which $1,312 was included in the loss from discontinued operations. In addition, Precision Components recorded asset write-downs of $1,468. As a result of these actions, Precision Components expects to incur an additional $2,000 to $3,000 of costs in 2009 related to transfer of work and facility exits of which $124 was incurred during the first quarter of 2009. These costs are primarily recorded in selling and administrative expenses in the accompanying consolidated statements of income.

The following table sets forth the change in the liability for 2008 employee termination actions:

	Logistics and Manufacturing Services	Precision Components
January 1, 2009	$5,190	$4,357
Severance expense, net	(41)	6
Payments	(737)	(752)
Foreign currency translation	(200)	(46)

March 31, 2009	$4,212	$3,565

The remaining balances related to the employee termination actions are expected to be paid primarily in 2009.

As of December 31, 2008, the Company had recorded liabilities of $673 at Logistics and Manufacturing Services and $407 at Precision Components related to pre-2008 actions. These actions were substantially complete as of December 31, 2008 except for potential costs of up to $2,000 related primarily to pension settlement costs which may be incurred for the activities at Precision Components in 2009 or later.

9. Debt

On January 1, 2009, the provisions of FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” became effective for the Company. The provisions of this FSP required the Company to separately account for the liability and equity components of its convertible debt in a manner which reflected the Company’s nonconvertible debt borrowing rate of similar debt. The debt discounts resulting from this allocation are amortized using the effective interest rate method to the Consolidated Statements of Income over the expected life of a similar liability without the equity component. The Company determined the expected life to be through the first put date of the Convertible Notes resulting in amortization periods of 5.5 years for the 3.75% Convertible Notes and 7 years for the 3.375% Convertible Notes each from the date of issuance. The provisions were retroactively applied to all periods and resulted in an adjustment of the following amounts:

	Before Adjustment	Adjustment	As Adjusted
Consolidated Balance Sheet:
December 31, 2008
Deferred income tax asset – long-term	$40,731	$(9,598)	$31,133
Other assets – long-term	15,612	(2,681)	12,931
Long-term debt	469,113	(27,443)	441,670
Additional paid-in capital	243,463	25,752	269,215
Retained earnings	476,017	(10,588)	465,429

Consolidated Statements of Income:
Three months ended March 31, 2008
Interest expense	$5,278	$1,725	$7,003
Income taxes	9,825	(654)	9,171
Income from continuing operations	34,784	(1,071)	33,713
Net income	33,431	(1,071)	32,360
Income from continuing operations per common share – basic	.64	(.02)	.62
Net income per common share – basic	.62	(.02)	.60
Income from continuing operations per common share – diluted	.62	(.02)	.60
Net income per common share – diluted	.60	(.02)	.58

The following table sets forth balance sheet information regarding the Company’s convertible notes:

	March 31, 2009	December 31, 2008
3.75% Convertible Notes:
Carrying value of equity component, net of tax	$11,731	$11,731

Principal value of liability component	100,000	100,000
Unamortized debt discount	(7,177)	(8,107)

Net carrying value of liability component	$92,823	$91,893

3.375% Convertible Notes:
Carrying value of equity component, net of tax	$15,004	$15,004

Principal value of liability component	100,000	100,000
Unamortized debt discount	(18,566)	(19,335)

Net carrying value of liability component	$81,434	$80,665

As of March 31, 2009, the remaining unamortized debt discount of the 3.75% Convertible Notes will be amortized over a period of 22 months. The effective interest rate on the liability component for the three-month periods ended March 31, 2009 and 2008 was 8.125%. As of March 31, 2009, the remaining unamortized debt discount of the 3.375% Convertible Notes will be amortized over a period of 60 months. The effective interest rate on the liability component for the three-month periods ended March 31, 2009 and 2008 was 8.00%.

The following table sets forth the components of interest expense for the Company’s convertible notes for the three months ended March 31, 2009 and 2008.

Three months ended March 31,	2009	2008
Interest expense – 3.75% coupon	$938	$938
Interest expense – 3.75% debt discount amortization	929	857
Interest expense – 3.375% coupon	844	844
Interest expense – 3.375% debt discount amortization	770	711

	$3,481	$3,350

The 3.75% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after February 1, 2011. These notes may be converted by the holders, under certain circumstances, into a combination of cash and common stock of the Company at a conversion value equal to 48.3363 shares per note, equivalent to a conversion price of approximately $20.69 per share of common stock. The first $1 of the conversion value of each note would be paid in cash and the additional conversion value, if any, would be paid in cash or common stock, at the option of the Company. As of March 31, 2009, the “if converted value” does not exceed the principal amount of the 3.75% Convertible Notes.

The 3.375% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. These notes may be converted, under certain circumstances, into a combination of cash and common stock of the Company at a conversion value equal to 35.2385 shares per note, equivalent to a conversion price of approximately $28.38 per share of common stock. The first $1 of the conversion value of each note would be paid in cash and the additional conversion value, if any, would be paid in cash or common stock, at the option of the Company. As of March 31, 2009, the “if converted value” does not exceed the principal amount of the 3.375% Convertible Notes.

The 3.75% Convertible Notes and the 3.375% Convertible Notes are eligible for conversion upon meeting certain conditions as provided in the respective indenture agreements. The eligibility for conversion is determined quarterly. During the first quarter of 2009, neither the 3.75% Convertible Notes nor the 3.375% Convertible Notes were eligible for conversion. During the second quarter of 2009, neither of the Convertible Notes will be eligible for conversion.

10. Derivatives

The Company has manufacturing, sales and distribution facilities around the world and thus makes investments and conducts business transactions denominated in various currencies. The Company is also exposed to fluctuations in interest rates and commodity price changes. These financial exposures are monitored and managed by the Company as an integral part of its risk management program.

The Company uses financial instruments to hedge its exposures to fluctuations in interest rates. The Company currently has two, three-year interest rate swap agreements expiring in March 2011 which together convert the interest on the first $100,000 of the Company’s one-month London Interbank Offered Rate (“LIBOR”)-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 2.947% plus the borrowing spread.

The Company also uses financial instruments to hedge its exposures to fluctuations in foreign currency exchange rates. The Company has various contracts outstanding which primarily hedge recognized assets or liabilities, and anticipated transactions in various currencies including the British pound sterling, Canadian dollar, Euro, Singapore dollar, Swedish krona and Swiss franc. All foreign exchange contracts are due within one year.

Net investment hedges have been used by the Company to mitigate exposure to foreign currency volatility on its future return on capital. In 2007, the Company had entered into a series of forward currency contracts to hedge a portion of its foreign currency net investment exposure in one of its Canadian operations. This hedge was terminated by the Company in the fourth quarter of 2008. The Company currently does not have any net investment hedges outstanding.

The Company does not use derivatives for speculative or trading purposes or to manage commodity exposures.

The following table sets forth the fair value amounts of derivative instruments held by the Company as of March 31, 2009.

	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments under SFAS No. 133:
Interest rate contracts	$—	$(3,704)
Foreign exchange contracts	—	(83)

	—	(3,787)

Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	292	(19)

Total derivatives	$292	$(3,806)

Asset derivatives are recorded in Prepaid expenses in the accompanying Consolidated Balance Sheets. Liability derivatives related to interest rate contracts and foreign exchange contracts are recorded in Other liabilities and Accrued liabilities, respectively, in the accompanying Consolidated Balance Sheets.

The following table sets forth the gain (loss) recorded in Other Comprehensive Income, net of tax, for the three months ended March 31, 2009 for derivatives held by the Company.

Derivatives in SFAS No. 133 Hedging Relationships	2009
Cash flow hedges:
Interest rate contracts	$(90)
Foreign exchange contracts	(182)

$(272)

There were no amounts included within Accumulated other non-owner changes to equity that were reclassified to income during the three months ended March 31, 2009. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the three months ended March 31, 2009.

The following table sets forth the gain (loss) recorded in Other income (expense) in the Consolidated Statements of Income for the three months ended March 31, 2009 for derivatives held by the Company. Such amounts were substantially offset by gains (losses) recorded on the underlying hedged asset or liability.

Derivatives in SFAS No. 133 Hedging Relationships	2009
Non-designated hedges:
Foreign exchange contracts	$(2,950)

11. Fair Value Measurements

SFAS No. 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and requires disclosures about fair value measurements. On January 1, 2009, the provisions of this Statement became effective for non-financial assets and non-financial liabilities of the Company. The non-financial assets and non-financial liabilities for which the Company will apply the fair value provisions of this Statement include: goodwill, intangible and other long-lived asset impairment testing; asset retirement obligations; liabilities for exit or disposal activities; and business combinations. Application of the fair value provisions to non-financial assets and non-financial liabilities did not impact the Consolidated Balance Sheet as of March 31, 2009 or the Consolidated Statement of Income for the three months ended March 31, 2009. See Note 15.

This Statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This Statement classifies the inputs used to measure fair value into the following hierarchy:

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

The following table provides the financial assets and financial liabilities reported at fair value and measured on a recurring basis as of March 31, 2009:

Description	Total	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset derivatives	$292	$—	$292	$—
Liability derivatives	(3,806)	—	(3,806)	—
Rabbi trust assets	1,324	1,324	—	—

	$(2,190)	$1,324	$(3,514)	$—

The fair values of rabbi trust assets are based on quoted market prices from various financial exchanges. The fair values for the derivative contracts are valued using observable current market information as of the reporting date such as the prevailing LIBOR-based and treasury interest rates and forward currency spot and forward rates.

As disclosed within the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the fair values of the 3.75% Convertible Notes and 3.375% Convertibles Notes were approximately $87,650 and $64,525, respectively. As of March 31, 2009, the fair values of the 3.75% Convertible Notes and the 3.375% Convertible Notes were approximately $82,004 and $58,814, respectively.

12. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Pensions		Other Postretirement Benefits
For the three months ended March 31,	2009	2008	2009	2008
Service cost	$1,880	$2,045	$116	$255
Interest cost	5,614	5,874	863	1,151
Expected return on plan assets	(7,555)	(8,111)	—	—
Amortization of prior service cost (credit)	237	315	(175)	247
Recognized losses	420	515	67	103

Net periodic benefit cost	$596	$638	$871	$1,756

The Company currently expects to contribute approximately $26,000 to its pension plans in 2009, an increase of approximately $10,000 from the amount previously disclosed within the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The incremental contribution to the Company’s pension plans was made in April 2009 in the form of Company stock and will serve to mitigate potential required contributions beyond 2009 and to increase the funded status of the plans.

13. Information on Business Segments

The following table sets forth information about the Company’s operations by its two reportable business segments:

For the three months ended March 31,	2009	2008
Net sales
Logistics and Manufacturing Services	$142,672	$190,589
Precision Components	121,196	197,121
Intersegment sales	(1,718)	(3,712)

Total net sales	$262,150	$383,998

Operating profit
Logistics and Manufacturing Services	$14,451	$25,596
Precision Components	6,006	25,969

Total operating profit	20,457	51,565

Interest income	158	188
Interest expense	(5,936)	(7,003)
Other income (expense), net	(578)	(1,866)

Income from continuing operations before income taxes	$14,101	$42,884

14. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not significant as of March 31, 2009 and 2008.

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

15. Accounting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted the provisions of this Statement effective January 1, 2008 except as it related to those nonfinancial assets and nonfinancial liabilities excluded under FSP No. 157-2 for which the provisions of this Statement were adopted effective January 1, 2009. See Note 11.

The Company adopted the provisions of SFAS No. 141R, “Business Combinations,” as it relates to acquisitions made after December 31, 2008. The provisions of this Statement change how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. The Company has not made any acquisitions subsequent to the effective date of this Statement for which the provisions are required to be applied.

In the first quarter of 2009, the Company adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” See Note 10.

Effective January 1, 2009, the Company retroactively adopted the provisions of FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” See Note 9 for the impact of adoption of this Statement on the Consolidated Statements of Income and Consolidated Balance Sheets.

Effective January 1, 2009, the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, as such, should be included in the calculation of basic earnings per share. The Company did not retrospectively adjust prior periods for the impact on basic and diluted earnings per share as the amount of the adjustment was not significant.

16. Subsequent Event

On April 30, 2009, Chrysler LLC and certain of its affiliates filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. As of April 30, 2009, the Company’s outstanding accounts receivable balance from Chrysler was approximately $700.

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month periods ended March 31, 2009 and 2008, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 4, 2009 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of March 31, 2009, and the related consolidated statements of income for the three-month periods ended March 31, 2009 and March 31, 2008 and the consolidated statement of cash flows for the three-month periods ended March 31, 2009 and March 31, 2008. This interim financial information is the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, of stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 24, 2009, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 9 to the accompanying consolidated interim financial information, the Company changed the manner in which it accounts for its convertible debt instruments. The accompanying consolidated balance sheet as of December 31, 2008 reflects this change.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Hartford, Connecticut
May 4, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Please refer to the Overview found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. This Overview sets forth key management objectives and key performance indicators used by management as well as key industry and economic data tracked by management.

In the fourth quarter of 2008, the Company changed its organizational structure by aligning its strategic business units with a focus on core functional and delivery capabilities. This realignment resulted in two new reportable business segments: Logistics and Manufacturing Services, and Precision Components.

In the fourth quarter of 2008, the Company exited certain non-core businesses within its Logistics and Manufacturing Services segment in the United Kingdom. These actions included selling certain assets of the operation and exiting the businesses. The results of these businesses in prior periods have been segregated and treated as discontinued operations.

Effective January 1, 2009, the Company retroactively adopted the provisions of FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” See Note 9 of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further discussion of the impact of adoption.

All previously reported financial information has been adjusted on a retrospective basis to reflect the segment realignment, the discontinued operations and the change in the accounting for convertible debt for all periods presented.

First Quarter 2009 Highlights

In the first quarter of 2009, deteriorating worldwide economic conditions continued to cause significant volatility in many of the markets we serve which adversely impacted our businesses. The Logistics and Manufacturing Services segment was negatively affected by lower demand across the end-markets of its distribution business and by deferred maintenance in its aerospace aftermarket business. Precision Components’ industrial manufacturing business was impacted by the severe declines in end-markets it serves, including the transportation-related market, while its aerospace OEM business was affected by reduced customer inventory and production levels. As a result of this volatility, first quarter 2009 sales decreased 31.7% from the first quarter of 2008 to $262.2 million.

During the first quarter of 2009, the Company continued to focus its efforts on cash generation and cost containment. The Company had previously taken actions in the fourth quarter of 2008 which aggressively addressed capacity and cost issues as it anticipated the downturn in the worldwide economy, the state of end-markets served and structural complexities within certain geographies. These actions, which improved the Company’s cost structure and its manufacturing footprint, and strengthened its global competitive position, partially mitigated the negative impact on profitability from the lower sales volumes in the first quarter of 2009.

RESULTS OF OPERATIONS

Sales

(in millions)	Three months ended March 31,		Change
	2009	2008
Logistics and Manufacturing Services	$142.7	$190.6	$(47.9)	(25.1)%
Precision Components	121.2	197.1	(75.9)	(38.5)%
Intersegment sales	(1.7)	(3.7)	2.0	53.7%

Total	$262.2	$384.0	$(121.8)	(31.7)%

The Company reported net sales of $262.2 million in the first quarter of 2009, a decrease of $121.8 million or 31.7%, from the first quarter of 2008. The sales decrease reflected $106.6 million of organic sales declines which included $39.5 million at Logistics and Manufacturing Services and $69.1 million at Precision Components. Additionally, the sale of Spectrum Plastics in 2008 resulted in a reduction in sales of $1.3 million as compared to 2008. The strengthening of the U.S. dollar against foreign currencies, primarily in Europe and Canada, decreased net sales by approximately $13.9 million in the first quarter of 2009.

Expenses and Operating Income

(in millions)	Three months ended March 31,		Change
	2009	2008
Cost of sales	$167.2	$237.3	$(70.1)	(29.5)%
% sales	63.8%	61.8%

Gross profit	$95.0	$146.7	$(51.7)	(35.3)%
% sales	36.2%	38.2%

Selling and administrative expenses	$74.5	$95.1	$(20.6)	(21.7)%
% sales	28.4%	24.8%

Operating income	$20.5	$51.6	$(31.1)	(60.3)%
% sales	7.8%	13.4%

Cost of sales in the first quarter of 2009 decreased 29.5% from the 2008 period primarily as a result of lower sales. The decrease in cost of sales was lower than the decrease in sales resulting in a reduction in gross profit margin of 2.0 percentage points to 36.2%. Selling and administrative expenses in the first quarter of 2009 decreased 21.7% from the first quarter of 2008. The decreases in cost of sales and selling and administrative expenses resulted primarily from the significantly lower sales volume in each of the businesses of Logistics and Manufacturing Services and Precision Components and, to a lesser extent, the impact of the discrete 2008 cost reduction actions. As a result, operating income in the first quarter of 2009 decreased 60.3% from the first quarter of 2008 and operating income margin declined from 13.4% to 7.8%.

Other Income/Expense

Other expenses, net of other income, decreased $1.3 million in the first quarter of 2009 compared to the same period of 2008, primarily as a result of the $1.2 million loss on the sale of Spectrum Plastics recorded in 2008. Interest expense decreased $1.1 million in the first quarter of 2009 as a result of lower interest rates compared to the first quarter of 2008.

Income Taxes

The Company’s effective tax rate from continuing operations was 18.7% for the first quarter of 2009, compared with 21.4% in the first quarter of 2008 and 22.1% for the full year 2008. The decrease in the effective tax rate from the full year 2008 rate was primarily driven by the projected shift in the mix of income to lower taxing jurisdictions.

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

Income and Income per Share

(in millions, except per share)	Three months ended March 31,		Change
	2009	2008
Income from continuing operations	$11.5	$33.7	$(22.2)	(66.0)%
Net income	11.5	32.4	(20.9)	(64.6)%

Per common share:
Basic:
Income from continuing operations	$0.22	$0.62	$(0.40)	(64.5)%
Loss from discontinued operations, net of tax	—	(0.02)	0.02	100.0%

Net income	$0.22	$0.60	$(0.38)	(63.3)%

Diluted:
Income from continuing operations	$0.22	$0.60	$(0.38)	(63.3)%
Loss from discontinued operations, net of tax	—	(0.02)	0.02	100.0%

Net income	$0.22	$0.58	$(0.36)	(62.1)%

Average common shares outstanding:
Basic	52.7	54.1		(2.6)%
Diluted	52.9	56.1		(5.7)%

In the first quarter of 2009, basic and diluted income from continuing operations per share decreased 64.5% and 63.3%, respectively, as compared to the first quarter of 2008. The decrease in basic and diluted shares outstanding reduced the percentage decrease in income from continuing operations per share as compared to the percentage decrease in income from continuing operations. Basic average shares outstanding decreased primarily as a result of stock repurchases. Diluted average shares outstanding decreased as a result of the decrease in basic average shares outstanding and the decrease in the dilutive effect of potentially issuable shares under the employee stock plans and the convertible notes which was driven by the decline in the Company’s stock price.

Financial Performance by Business Segment

Logistics and Manufacturing Services

(in millions)	Three months ended March 31,		Change
	2009	2008
Sales	$142.7	$190.6	$(47.9)	(25.1)%
Operating profit	14.5	25.6	(11.1)	(43.5)%
Operating margin	10.1%	13.4%

The Logistics and Manufacturing Services segment reported sales of $142.7 million in the first quarter of 2009, a 25.1% decrease from the 2008 first quarter. The lower sales resulted primarily from lower organic sales of $39.5 million in all businesses. Most significantly, lower organic sales were driven by the distribution businesses in North America and Europe primarily as a result of softness in the transportation-related and industrial markets. To a lesser extent, organic sales declines were also reported in the aerospace aftermarket business. The negative impact on sales of foreign currency translation decreased sales by approximately $8.4 million as the U.S. dollar strengthened against foreign currencies primarily in Europe and Canada.

Operating profit at Logistics and Manufacturing Services in the first quarter of 2009 decreased 43.5% from the first quarter of 2008 to $14.5 million. The decline was driven by the profit impact of the lower sales volumes in each of its businesses as a result of the impact of current economic conditions on the end-markets served. Partially offsetting these declines was the positive impact of operational and productivity initiatives, including the lower operating costs resulting from the discrete 2008 actions to address deteriorating market conditions and geographical complexities.

Outlook: Organic sales levels in the distribution businesses of the Logistics and Manufacturing Services segment are largely dependent upon the economy in the regions served, and the retention of its customers and its sales force worldwide. The challenging economic conditions are expected to continue to negatively affect these businesses as their customers look to reduce costs and inventory levels. Management believes future sales growth will result from improvements in economic and end-market conditions, further market penetration and sales force productivity initiatives. Management believes its aerospace aftermarket business is favorably positioned based on strong customer relationships, including long-term maintenance and repair contracts in the overhaul and repair business, and expected demand in the spare parts manufacturing business. Sales growth in the aerospace aftermarket business has been and is expected to continue to be impacted by deferred maintenance activities and lower capacity usage within the industry. Operating profit is expected to be negatively impacted by volume declines and positively impacted by the lower costs resulting from discrete fourth quarter 2008 actions and structural changes made in the distribution businesses. Management will continue to evaluate additional initiatives needed to align the cost structures of its businesses with the expected sales volumes. The aftermarket Revenue Sharing Programs (“RSP”) will continue to be impacted by the management fees payable to its customer which generally increase in the fourth or later years of each program. These and other similar fees are deducted from sales and temper aftermarket RSP sales growth and operating margin.

Precision Components

(in millions)	Three months ended March 31,		Change
	2009	2008
Sales	$121.2	$197.1	$(75.9)	(38.5)%
Operating profit	6.0	26.0	(20.0)	(76.9)%
Operating margin	5.0%	13.2%

Sales at Precision Components were $121.2 million in the first quarter of 2009, a 38.5% decrease from the first quarter of 2008, due primarily to lower sales volume as a result of weaker global economic conditions. The industrial manufacturing businesses in North America and Europe reported significant sales declines primarily resulting from the overall global recession and were most significantly impacted by the recession’s effect on the transportation industry, including automotive. Additionally, sales decreased in the aerospace OEM business as customers reduced inventory and lowered production levels during the first quarter of 2009 due to the declining global economic conditions. The sale of Spectrum Plastics in 2008 resulted in a reduction in sales of $1.3 million. The negative impact on sales of foreign currency translation decreased sales by approximately $5.5 million as the U.S. dollar strengthened against foreign currencies primarily in Europe.

Operating profit in the first quarter of 2009 at Precision Components was $6.0 million, a decrease of 76.9% from the 2008 first quarter due primarily to the profit impact of substantially lower sales levels in 2009. This decrease was partially offset by the favorable impact of lower costs resulting from the discrete actions taken to address deteriorating market conditions in late 2008 which included personnel reductions and plant consolidations, 2009 initiatives focused on cost savings and cost containment, and lower employee additional compensation.

Outlook: In the industrial manufacturing businesses, management is focused on generating organic sales growth by leveraging the benefits of the diversified products and industrial end markets in which its businesses have a global presence and a competitive advantage. However, near-term economic conditions are negatively impacting sales growth across the global markets served by these businesses. Sales in the aerospace OEM business are driven by its commercial engine order backlog through its participation in certain strategic engine programs. Backlog in this business was $364.8 million at March 31, 2009, of which approximately 60% is expected to be shipped in the next 12 months. The aerospace OEM business may be impacted by further adjustments of customer inventory levels, production schedule delays or reductions of specific engine programs, and general softness in the aerospace market driven by the current worldwide economic recession. However, management believes that strong long-term aerospace industry fundamentals remain which, together with new programs, will drive future sales growth in this business. Operating profit is expected to be negatively affected by lower sales volumes within all businesses of the segment, the impact of which is expected to be partially offset by the benefits of the 2008 discrete cost actions taken in these businesses and other cost-saving and cost-containment initiatives. In the industrial manufacturing businesses, management continues to focus on improving profitability through organic sales growth, pricing initiatives and productivity and process improvements. In the aerospace manufacturing business, management is concentrating on meeting long-term demand through manufacturing and operational improvements.

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

The Company’s ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow and working capital management, and anticipates that operating activities in 2009 will generate adequate cash. In light of current economic events, the Company is closely monitoring its cash generation, usage and preservation with particular emphasis placed on managing working capital to generate cash.

Management expects lower levels of cash usage in 2009 particularly with respect to capital expenditures, RSP payments and debt payments. Management has been very selective when approving capital expenditures and expects discretionary capital spending to be in the range of $30—$35 million in 2009, down from $51.9 million in 2008. Participation fee payments related to the RSPs were $57.5 million in 2008; however, no payments are anticipated in 2009. Additionally, of the Company’s long-term debt portfolio, only $15.2 million is due and payable in 2009 and 2010.

Recent distress in the financial markets has had an adverse impact on, among other things, security prices, investment valuations, liquidity and credit availability. The Company has assessed the implications of these factors on its business and has determined that there has not been a significant impact to its current financial position or liquidity. However, the Company’s pension plans have been impacted by losses in the global equity markets and, together with the requirements set forth by the Federal Pension Protection Act, the Company’s 2009 funding requirements have increased. The Company made a cash contribution of $9.5 million in April 2009. If the Company experiences a negative return on its pension plan assets again in 2009, both its future funding requirements and its pension expense in 2010 may increase, and its 2009 balance sheet will be impacted due to the recognition of the funded status of the plans. To mitigate potential required contributions beyond 2009 and to increase the funded status of the plans, the Company contributed an incremental $10 million in Company stock to its pension plans in April 2009.

Operating cash flow may be supplemented with external borrowings to meet near-term organic business expansion needs and the Company’s current financial commitments. Available credit is closely monitored to ensure debt covenant compliance. The credit markets are presenting companies with significant challenges in maintaining or expanding credit facilities. The Company has assessed its credit facilities and currently expects that its bank syndicate, comprised of 15 banks, will continue to support these facilities. At March 31, 2009, the Company has $139.0 million in borrowing availability under its committed credit facilities which mature in September 2012. The Company believes its credit facilities, coupled with cash generated from operations, are adequate for its anticipated future requirements.

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

Cash Flow

(in millions)	Three months ended March 31,		Change
	2009	2008
Operating activities	$5.4	$(10.5)	$15.9
Investing activities	(10.2)	(43.1)	32.9
Financing activities	4.5	56.8	(52.3)
Exchange rate effect	(0.7)	(1.6)	0.9

Increase (decrease) in cash	$(1.0)	$1.6	$(2.6)

Operating activities provided $5.4 million in cash in the first three months of 2009 compared to $10.5 million used in the first quarter of 2008. Compared to the first quarter of 2008, operating cash flows in the 2009 period were impacted by lower operating performance offset by improvements in working capital. The improvements in working capital resulted from lower inventory levels at both business segments during the first quarter of 2009 compared to the first quarter of 2008 due, in part, to focused efforts on the generation of cash from working capital improvements as well as reduced customer demand and the lower use of cash during the first quarter of 2009 as compared to the first quarter of 2008 for incentive compensation payments earned in 2008 which were paid in the first quarter of 2009.

Investing activities in the first quarter of 2009 primarily consisted of capital expenditures of $9.6 million compared to $12.1 million in the 2008 period. The first quarter of 2008 included cash used for participation fee payments related to the aftermarket RSPs of $35.8 million. No payments are anticipated in 2009. Additionally, investing activities in 2008 included the net proceeds of $5.3 million on the sale of Spectrum Plastics.

Cash from financing activities in the first quarter of 2009 included a net increase in borrowings of $12.5 million compared to an increase of $63.6 million in the comparable 2008 period. These proceeds were used primarily to finance working capital requirements, capital expenditures, and dividends and, in 2008, RSP payments. Total cash used to pay dividends increased in the first quarter of 2009 by $0.8 million over the comparable 2008 period, to $8.4 million due to an increase in the quarterly cash dividend per share to $0.16 per share.

At March 31, 2009, the Company held $20.0 million in cash and cash equivalents, the majority of which are held outside of the U.S. In general, the repatriation of cash to the U.S. would have adverse tax consequences and the balances remain outside the U.S. to fund future international investments.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At March 31, 2009, $261.0 million was borrowed at an average interest rate of 1.45% under the Company’s $400.0 million borrowing facility which matures in September 2012. However, the Company currently has two, three-year interest rate swap agreements which together convert the interest on the first $100.0 million of the Company’s one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 2.947% plus the borrowing spread. Additionally, the Company had $8.5 million in borrowings under short-term bank credit lines at an interest rate of 2.23% at March 31, 2009. At March 31, 2009, the Company’s total borrowings are comprised of approximately 46% fixed rate debt and approximately 54% variable rate debt. The interest payments on approximately 37% of the variable rate debt have been converted into payments of fixed rate interest plus the borrowing spread under the terms of the respective interest rate swap agreements.

Borrowing capacity is limited by various debt covenants in the Company’s debt agreements. The most restrictive borrowing capacity covenant requires the Company to maintain a ratio of Consolidated Total Debt to Adjusted Earnings before interest expense, income taxes, and depreciation and amortization (“EBITDA”) for the four fiscal quarters then ending, as defined in the amended and restated revolving credit agreement, of not more than 4.00 times at March 31, 2009. The ratio requirement will decrease to 3.75 times for any fiscal quarter ending after September 30, 2009. Following is a reconciliation of Adjusted EBITDA, as defined, to the Company’s net income (in millions):

Four fiscal quarters ended March 31, 2009
Net income	$61.7
Add back:
Interest expense	25.6
Income taxes	19.8
Depreciation and amortization	52.3
Other adjustments	11.0

Adjusted EBITDA, as defined	$170.3

Consolidated Total Debt as of March 31, 2009	$505.7
Ratio of Consolidated Total Debt to Adjusted EBITDA	2.97

Other adjustments primarily relate to the loss from discontinued operations. Consolidated Total Debt excludes the debt discount related to the change in accounting described in Note 9. The Company’s level of compliance with such ratio determines the level of additional borrowings available. Additional borrowings of $176.4 would have been allowed under the covenants at March 31, 2009, which is in excess of the Company’s unused credit facilities of $139.0 million.

OTHER MATTERS

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The most significant areas involving management judgments and estimates are described in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to such judgments and estimates other than the following update related to business acquisitions and goodwill. Actual results could differ from those estimates.

Business Acquisitions and Goodwill: Goodwill is subject to impairment testing annually or earlier testing if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Management completes their annual impairment assessment during the second quarter of each year. Management estimates the fair value of each reporting unit using the income approach, which reflects management’s cash flow projections, and/or the market approach. Inherent in management’s development of cash flow projections are assumptions and estimates, including those related to future earnings and growth and the weighted average cost of capital. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company-specific and overall economic conditions. In the first quarter of 2009, due to the ongoing uncertainty in market conditions of the Company’s end markets, management performed a risk assessment of its reporting units to determine if the overall economic conditions would require the Company to accelerate its annual impairment test. Management’s risk assessment included a review of the potential impacts of current and projected market conditions from a market participant’s perspective on reporting units’ projected cash flows, growth rates and cost of capital to assess the likelihood of whether the fair value would be less than the carrying value. Based on this assessment, management concluded that a triggering event had not occurred.

Recent Accounting Changes

In December 2008, the FASB issued FSP No. 132R-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets.” The provisions of this FSP provide guidance on annual employers’ disclosures about plan assets of a defined benefit pension or other postretirement benefit plan and will be required beginning with the annual disclosures in 2009.

EBITDA

EBITDA for the first quarter of 2009 were $33.1 million compared to $61.4 million in the first quarter of 2008. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company’s operating performance. The Company’s definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company’s net income (in millions):

	Three months ended March 31,
	2009	2008
Net income	$11.5	$32.4
Add back:
Interest expense	5.9	7.0
Income taxes	2.6	8.9
Depreciation and amortization	13.1	13.1

EBITDA	$33.1	$61.4

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

There has been no significant change in the Company’s exposure to market risk during the first three months of 2009. For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company’s first fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1-31, 2009	2,696		$12.96	—	2,513,474
February 1-28, 2009	2,176		$11.26	—	2,513,474
March 1-31, 2009	8,482		$9.38	—	2,513,474

Total	13,354	(1)	$10.41	—

(1)	All acquisitions of equity securities during the first quarter of 2009 were the result of the operation of the terms of the Company’s stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.
(2)	The program was publicly announced on May 8, 2008 authorizing repurchase of up to 5.0 million shares of the Company’s common stock.

Item 6.	Exhibits

(a) Exhibits

Exhibit 10.1	Exercise of Authority Relating to Stock and Incentive Award Plan, dated March 3, 2009.

Exhibit 15	Letter regarding unaudited interim financial information.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date: May 4, 2009	/S/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr.
Senior Vice President, Finance Chief Financial Officer (the principal Financial Officer)

Date: May 4, 2009	/S/ FRANCIS C. BOYLE, JR.
Francis C. Boyle, Jr. Vice President, Finance
Chief Accounting Officer (the principal Accounting Officer)

EXHIBIT INDEX

Barnes Group Inc.

Quarterly Report on Form 10-Q

For Quarter ended March 31, 2009

Exhibit No.	Description	Reference
10.1	Exercise of Authority Relating to Stock and Incentive Award Plan, dated March 3, 2009.	Filed with this report.

15	Letter regarding unaudited interim financial information.	Filed with this report.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.