Form 10-Q
period 2009-06-30
BARNES GROUP INC
filed 2009-08-03
CIK 9984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-4801

BARNES GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0247840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 Main Street, Bristol, Connecticut	06010
(Address of Principal Executive Offices)	(Zip Code)

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

The registrant had outstanding 53,124,261 shares of common stock as of July 30, 2009.

Barnes Group Inc.

Index to Form 10-Q

For the Quarterly Period Ended June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net sales	$255,201	$378,910	$517,352	$762,909

Cost of sales	165,712	232,279	332,878	469,550
Selling and administrative expenses	75,343	95,621	149,871	190,757

	241,055	327,900	482,749	660,307

Operating income	14,146	51,010	34,603	102,602

Other income	2,501	105	2,659	302

Interest expense	6,004	6,847	11,941	13,850
Other expenses	686	284	1,263	2,186

Income from continuing operations before income taxes	9,957	43,984	24,058	86,868

Income taxes (benefit)	(490)	8,712	2,152	17,883

Income from continuing operations	10,447	35,272	21,906	68,985

Loss from discontinued operations, net of income tax benefit of $376 and $667, respectively	—	(1,747)	—	(3,100)

Net income	$10,447	$33,525	$21,906	$65,885

Per common share:
Basic:
Income from continuing operations	$.20	$.65	$.41	$1.28
Loss from discontinued operations, net of income taxes	—	(.03)	—	(.06)

Net income	$.20	$.62	$.41	$1.22

Diluted:
Income from continuing operations	$.19	$.61	$.41	$1.21
Loss from discontinued operations, net of income taxes	—	(.03)	—	(.05)

Net income	$.19	$.58	$.41	$1.16

Dividends	.16	.16	.32	.30

Weighted average common shares outstanding:
Basic	53,377,592	54,294,170	53,058,524	54,210,884
Diluted	53,642,123	57,353,889	53,277,490	56,720,508

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$16,122	$20,958
Accounts receivable, less allowances (2009 – $5,891; 2008 – $6,174)	193,434	173,215
Inventories	206,025	240,805
Deferred income taxes	26,081	27,650
Prepaid expenses and other current assets	15,223	14,881

Total current assets	456,885	477,509

Deferred income taxes	31,033	31,133

Property, plant and equipment	642,065	625,997
Less accumulated depreciation	(405,906)	(390,962)

	236,159	235,035

Goodwill	364,791	361,930
Other intangible assets, net	310,083	316,817
Other assets	13,970	12,931

Total assets	$1,412,921	$1,435,355

Liabilities and Stockholders’ Equity
Current liabilities
Notes and overdrafts payable	$3,791	$8,905
Accounts payable	78,121	80,495
Accrued liabilities	77,888	84,372
Long-term debt – current	15,394	15,386

Total current liabilities	175,194	189,158

Long-term debt	431,690	441,670
Accrued retirement benefits	141,875	164,796
Other liabilities	40,938	41,156

Commitments and contingencies (Note 15)

Stockholders’ equity
Common stock – par value $0.01 per share
Authorized: 150,000,000 shares
Issued: at par value (2009 – 55,425,301 shares; 2008 – 55,229,926 shares)	554	552
Additional paid-in capital	263,699	269,215
Treasury stock, at cost (2009 – 2,305,040 shares; 2008 – 3,006,379 shares)	(30,816)	(46,705)
Retained earnings	470,370	465,429
Accumulated other comprehensive income (loss)	(80,583)	(89,916)

Total stockholders’ equity	623,224	598,575

Total liabilities and stockholders’ equity	$1,412,921	$1,435,355

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2009	2008
Operating activities:
Net income	$21,906	$65,885
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	25,783	26,364
Gain on disposition of property, plant and equipment	(170)	(102)
Gain on repurchase of convertible notes	(2,288)	—
Non-cash stock compensation expense	1,927	3,751
Withholding taxes paid on stock issuances	(167)	(1,512)
Loss on the sale of Spectrum Plastics	—	843
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(17,191)	(24,725)
Inventories	36,171	(1,549)
Prepaid expenses	1,978	(3,468)
Accounts payable	(2,677)	(19,208)
Accrued liabilities	(3,952)	(10,361)
Deferred income taxes	(270)	5,569
Long-term retirement benefits	(14,868)	(4,804)
Other	1,711	3,508

Net cash provided by operating activities	47,893	40,191

Investing activities:
Proceeds from disposition of property, plant and equipment	343	542
Proceeds from the sale of Spectrum Plastics, net	—	5,129
Capital expenditures	(19,627)	(26,101)
Revenue Sharing Program payments	—	(35,750)
Other	(1,216)	(1,231)

Net cash used by investing activities	(20,500)	(57,411)

Financing activities:
Net change in other borrowings	(5,221)	2,241
Payments on long-term debt	(83,876)	(165,987)
Proceeds from the issuance of long-term debt	73,000	197,350
Proceeds from the issuance of common stock	905	3,531
Common stock repurchases	(314)	(1,416)
Dividends paid	(16,863)	(16,273)
Excess tax benefit on stock awards	—	1,588
Other	(432)	(97)

Net cash provided (used) by financing activities	(32,801)	20,937

Effect of exchange rate changes on cash flows	572	823

Increase (decrease) in cash and cash equivalents	(4,836)	4,540

Cash and cash equivalents at beginning of period	20,958	20,600

Cash and cash equivalents at end of period	$16,122	$25,140

Supplemental disclosure of cash flow information:

Non-cash financing activities in 2009 include a stock contribution to the Company’s pension plans of 737,463 treasury shares (approximately $9.8 million).

See accompanying notes.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts included in the notes are stated in thousands except per share data.)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 2008 has been derived from the 2008 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three- and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

2. Business Divestiture

In February 2008, the Company sold the net assets of Spectrum Plastics Molding Resources, Inc. (“Spectrum Plastics”) for $6,350 resulting in an after-tax transaction loss of $843. The pre-tax loss of $1,237 and related tax benefit of $394 are reflected in other expenses and income taxes, respectively, in the consolidated statements of income in the six-month period ended June 30, 2008. The Company did not report Spectrum Plastics as a discontinued operation as it was not significant to any period presented. Accordingly, the operating results of Spectrum Plastics are included in the operating results of the Company in the accompanying Consolidated Statements of Income for the six-month period ended June 30, 2008 (through the date of the sale).

3. Discontinued Operations

In the fourth quarter of 2008, the Company exited certain non-core businesses within its Logistics and Manufacturing Services segment in the United Kingdom. These exit activities included the sale of certain assets and transfer of related employees to the buyers, liquidation of assets, termination of related contracts and severing of employees. The results of these operations are segregated and treated as discontinued operations in the accompanying consolidated statements of income for the three- and six-month period ended June 30, 2008 as follows:

	Three months ended June 30, 2008	Six months ended June 30, 2008
Net sales	$3,962	$8,532
Loss before income taxes	$(2,123)	$(3,767)
Income tax benefit	376	667

Loss from discontinued operations, net of income taxes	$(1,747)	$(3,100)

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

For the purpose of computing diluted net income per share, the weighted average number of shares outstanding was increased by 264,531 and 3,059,719 for the three-month periods ended June 30, 2009 and 2008, respectively, and 218,966 and 2,509,624 for the six-month periods ended June 30, 2009 and 2008, respectively, to account for the potential dilutive effects of stock-based incentive plans and convertible senior subordinated notes. There were no adjustments to net income for the purposes of computing income available to common stockholders for those periods.

The calculation of weighted average diluted shares outstanding excludes all anti-dilutive shares. During the three-month periods ended June 30, 2009 and 2008, the Company excluded 4,282,937 and 432,000 options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options were considered anti-dilutive. During the six-month periods ended June 30, 2009 and 2008, the Company excluded 4,578,563 and 693,457 options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options were considered anti-dilutive.

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

The 3.75% convertible senior subordinated notes due in August 2025 (the “3.75% Convertible Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of June 30, 2009 was approximately $20.62 per share of common stock. The dilutive effect of the notes is determined based on the average closing price of the Company’s stock for the last 30 trading days of the quarter as compared to the conversion price of the notes. Under the net share settlement method, these notes were not considered dilutive in the three- and six-month periods of 2009 and there were 1,215,770 and 801,234 potential shares issuable under the notes that were considered dilutive in the three- and six-month periods ended June 30, 2008, respectively.

The 3.375% convertible senior subordinated notes due in March 2027 (the “3.375% Convertible Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of June 30, 2009 was approximately $28.31 per share of common stock. The dilutive effect of the notes is determined based on the average closing price of the Company’s stock for the last 30 trading days of the quarter as compared to the conversion price of the notes. Under the net share settlement method, these notes were not considered dilutive in the three- and six-month periods of 2009 and 2008.

5. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from the investments by, and distributions to, stockholders. For the Company, comprehensive income for the period includes net income and other non-owner changes to equity, net of taxes.

Statements of Comprehensive Income

(Unaudited)

For the three months ended June 30,	2009	2008
Net income	$10,447	$33,525
Unrealized gain (loss) on hedging activities, net of tax of $116 and $1,040, respectively	121	1,886
Foreign currency translation adjustments net of tax of $(1,930) and $(282), respectively	31,051	(2,686)
Defined benefit pension and other postretirement plans, net of tax of $285 and $653, respectively	(1,690)	471

Comprehensive income	$39,929	$33,196

For the six months ended June 30,	2009	2008
Net income	$21,906	$65,885
Unrealized gain (loss) on hedging activities, net of tax of $60 and $730, respectively	(151)	2,332
Foreign currency translation adjustments net of tax of $(673) and $(1,942), respectively	10,018	29,479
Defined benefit pension and other postretirement plans, net of tax of $427 and $1,033, respectively	(534)	1,620

Comprehensive income	$31,239	$99,316

6. Inventories

The components of inventories consisted of:

	June 30, 2009	December 31, 2008
Finished goods	$119,983	$140,596
Work-in-process	51,503	60,931
Raw material and supplies	34,539	39,278

	$206,025	$240,805

7. Goodwill and Other Intangible Assets

Goodwill:

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company for the period ended June 30, 2009:

	Logistics and Manufacturing Services	Precision Components	Total Company
January 1, 2009	$163,296	$198,634	$361,930
Foreign currency translation	2,226	635	2,861

June 30, 2009	$165,522	$199,269	$364,791

In the second quarter of 2009, management performed its annual impairment testing. Based on this assessment, there was no goodwill impairment through June 30, 2009.

Other Intangible Assets:

Other intangible assets consisted of:

	Range of Life -Years	June 30, 2009		December 31, 2008
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs	Up to 30	$293,700	$(24,511)	$293,700	$(20,296)
Customer lists/relationships	10	28,578	(13,574)	28,578	(12,142)
Patents, trademarks/trade names	5-30	22,896	(9,103)	22,896	(8,118)
Other	Up to 15	10,405	(2,021)	10,405	(1,744)

		355,579	(49,209)	355,579	(42,300)
Foreign currency translation		3,713	—	3,538	—

Other intangible assets		$359,292	$(49,209)	$359,117	$(42,300)

Amortization of intangible assets is expected to increase from approximately $14,200 in 2009 to $16,300 in 2013.

8. Business Reorganizations

In 2009, the Company implemented certain workforce reduction actions at Precision Components. These costs are recorded in selling and administrative expenses and cost of sales in the accompanying consolidated statements of income.

The following table sets forth the change in the liability for the 2009 employee termination actions:

January 1, 2009	$—
Severance expense, net	2,533
Payments	(697)
Foreign currency translation	32

June 30, 2009	$1,868

The remaining balance is expected to be paid primarily in 2009.

In 2008, the Company implemented certain right-sizing actions, including workforce reductions and plant consolidations at Logistics and Manufacturing Services and Precision Components, and recorded restructuring and related costs of $7,725 and $7,288, respectively, of which $1,312 was included in the loss from discontinued operations. In addition, Precision Components recorded asset write-downs of $1,468. As a result of these actions, Precision Components expects to incur an additional $2,000 to $3,000 of costs in 2009 related to transfer of work and facility exits of which $527 was incurred during the first half of 2009. These costs are primarily recorded in selling and administrative expenses in the accompanying consolidated statements of income.

The following table sets forth the change in the liability for 2008 employee termination actions:

	Logistics and Manufacturing Services	Precision Components
January 1, 2009	$5,190	$4,357
Severance expense, net	(69)	(466)
Payments	(1,539)	(1,743)
Foreign currency translation	89	—

June 30, 2009	$3,671	$2,148

The remaining balances related to the employee termination actions are expected to be paid primarily in 2009.

The Company has potential costs related to pre-2008 actions of up to $2,000 related primarily to pension settlement costs which may be incurred for the activities at Precision Components in 2009 or later.

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

	Before Adjustment	Adjustment	As Adjusted
Consolidated Balance Sheet:
December 31, 2008
Deferred income tax asset – long-term	$40,731	$(9,598)	$31,133
Other assets – long-term	15,612	(2,681)	12,931
Long-term debt	469,113	(27,443)	441,670
Additional paid-in capital	243,463	25,752	269,215
Retained earnings	476,017	(10,588)	465,429

Consolidated Statements of Income:
Three months ended June 30, 2008
Interest expense	$5,092	$1,755	$6,847
Income taxes	9,378	(666)	8,712
Income from continuing operations	36,361	(1,089)	35,272
Net income	34,614	(1,089)	33,525
Income from continuing operations per common share – basic	.67	(.02)	.65
Net income per common share – basic	.64	(.02)	.62
Income from continuing operations per common share – diluted	.63	(.02)	.61
Net income per common share – diluted	.60	(.02)	.58

Six months ended June 30, 2008
Interest expense	$10,370	$3,480	$13,850
Income taxes	19,203	(1,320)	17,883
Income from continuing operations	71,145	(2,160)	68,985
Net income	68,045	(2,160)	65,885
Income from continuing operations per common share – basic	1.31	(.03)	1.28
Net income per common share – basic	1.26	(.04)	1.22
Income from continuing operations per common share – diluted	1.25	(.04)	1.21
Net income per common share – diluted	1.20	(.04)	1.16

During the second quarter of 2009, the Company purchased $22,150 par value of its 3.375% Convertible Notes from certain holders of these Notes for cash consideration of $17,382 of which $15,551 was attributed to the debt component and $1,831 was attributed to the equity component. At the date of the purchases, the notes had a carrying value of $18,265, net of the unamortized debt discount of $3,885. As a result of these transactions, the Company reduced the carrying value of the equity component by $1,137 net of tax of $694, reduced its unamortized deferred debt issuance costs by $426, and recorded a total gain on the purchases of $2,288 ($1,420 after-tax) which is recorded in Other income in the accompanying Consolidated Statements of Income. The tax impact was treated as a discrete item to the second quarter 2009 tax rate.

The following table sets forth balance sheet information regarding the Company’s convertible notes:

	June 30, 2009	December 31, 2008
3.75% Convertible Notes:
Carrying value of equity component, net of tax	$11,731	$11,731

Principal value of liability component	$100,000	$100,000
Unamortized debt discount	(6,229)	(8,107)

Net carrying value of liability component	$93,771	$91,893

3.375% Convertible Notes:
Carrying value of equity component, net of tax	$13,867	$15,004

Principal value of liability component	$77,850	$100,000
Unamortized debt discount	(14,044)	(19,335)

Net carrying value of liability component	$63,806	$80,665

As of June 30, 2009, the remaining unamortized debt discount on the 3.75% Convertible Notes will be amortized over a period of 19 months. The effective interest rate on the liability component for the three- and six-month periods ended June 30, 2009 and 2008 was 8.125%. As of June 30, 2009, the remaining unamortized debt discount on the 3.375% Convertible Notes will be amortized over a period of 57 months. The effective interest rate on the liability component for the three- and six-month periods ended June 30, 2009 and 2008 was 8.00%.

The following table sets forth the components of interest expense for the Company’s convertible notes for the three- and six-month periods ended June 30, 2009 and 2008.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest expense – 3.75% coupon	$938	$938	$1,875	$1,875
Interest expense – 3.75% debt discount amortization	948	875	1,877	1,732
Interest expense – 3.375% coupon	768	844	1,612	1,688
Interest expense – 3.375% debt discount amortization	637	725	1,407	1,436

	$3,291	$3,382	$6,771	$6,731

The 3.75% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after February 1, 2011. These notes may be converted by the holders, under certain circumstances, into a combination of cash and common stock of the Company at a conversion value equal to 48.5030 shares per note, equivalent to a conversion price of approximately $20.62 per share of common stock. The first $1 of the conversion value of each note would be paid in cash and the additional conversion value, if any, would be paid in cash or common stock, at the option of the Company. As of June 30, 2009, the “if converted value” does not exceed the principal amount of the 3.75% Convertible Notes.

The 3.375% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. These notes may be converted, under certain circumstances, into a combination of cash and common stock of the Company at a conversion value equal to 35.3235 shares per note, equivalent to a conversion price of approximately $28.31 per share of common stock. The first $1 of the conversion value of each note would be paid in cash and the additional conversion value, if any, would be paid in cash or common stock, at the option of the Company. As of June 30, 2009, the “if converted value” does not exceed the principal amount of the 3.375% Convertible Notes.

The 3.75% Convertible Notes and the 3.375% Convertible Notes are eligible for conversion upon meeting certain conditions as provided in the respective indenture agreements. The eligibility for conversion is determined quarterly. During the second quarter of 2009, neither the 3.75% Convertible Notes nor the 3.375% Convertible Notes were eligible for conversion. During the third quarter of 2009, neither of the Convertible Notes will be eligible for conversion.

The Company’s debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios, and minimum levels of net worth. The Company is in compliance with its debt covenants as of June 30, 2009, however the Company is closely monitoring its future compliance due to current and expected economic conditions.

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

The Company does not use derivatives for speculative or trading purposes or to manage commodity exposures.

The following table sets forth the fair value amounts of derivative instruments held by the Company as of June 30, 2009.

	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments under SFAS No. 133:
Interest rate contracts	$—	$(3,400)
Foreign exchange contracts	103	—

	103	(3,400)

Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	701	(24)

Total derivatives	$804	$(3,424)

Asset derivatives are recorded in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. Liability derivatives related to interest rate contracts and foreign exchange contracts are recorded in Other liabilities and Accrued liabilities, respectively, in the accompanying Consolidated Balance Sheets.

The following table sets forth the gain (loss) recorded in Other Comprehensive Income, net of tax, for the three- and six-month periods ended June 30, 2009 for derivatives held by the Company.

Derivatives in SFAS No. 133 Hedging Relationships	Three months ended June 30, 2009	Six months ended June 30, 2009
Cash flow hedges:
Interest rate contracts	$189	$99
Foreign exchange contracts	(68)	(250)

	$121	(151)

There were no amounts included within Accumulated other comprehensive income (loss) that were reclassified to income during the three- and six-month periods ended June 30, 2009. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the three- and six-month periods ended June 30, 2009.

The following table sets forth the gain (loss) recorded in Other income (expense) in the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2009 for derivatives held by the Company. Such amounts were substantially offset by gains (losses) recorded on the underlying hedged asset or liability.

Derivatives in SFAS No. 133 Hedging Relationships	Three months ended June 30, 2009	Six months ended June 30, 2009
Non-designated hedges:
Foreign exchange contracts	$2,468	$(348)

11. Fair Value Measurements

SFAS No. 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and requires disclosures about fair value measurements. On January 1, 2009, the provisions of this Statement became effective for non-financial assets and non-financial liabilities of the Company. The non-financial assets and non-financial liabilities for which the Company will apply the fair value provisions of this Statement include: goodwill, intangible and other long-lived asset impairment testing; asset retirement obligations; liabilities for exit or disposal activities; and business combinations. Application of the fair value provisions to non-financial assets and non-financial liabilities did not impact the Consolidated Balance Sheet as of June 30, 2009 or the Consolidated Statement of Income for the three-month or six-month periods ended June 30, 2009. See Note 16.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This Statement classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis as of June 30, 2009:

Description	Total	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset derivatives	$804	$—	$804	$—
Liability derivatives	(3,424)	—	(3,424)	—
Rabbi trust assets	1,383	1,383	—	—

	$(1,237)	$1,383	$(2,620)	$—

The fair values of rabbi trust assets are based on quoted market prices from various financial exchanges. The fair values for the derivative contracts are valued using observable current market information as of the reporting date such as the prevailing LIBOR-based and treasury interest rates and forward currency spot and forward rates. The Company assessed credit risk when determining the fair values of these instruments. This assessment did not result in any significant adjustments to the fair values.

As disclosed within the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the fair values of the 3.75% Convertible Notes and 3.375% Convertibles Notes were approximately $.877 and $.645 per $1 note, respectively. As of June 30, 2009, the fair values of the 3.75% Convertible Notes and the 3.375% Convertible Notes were approximately $.908 and $.699 per $1 note, respectively.

12. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

Pensions	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Service cost	$1,532	$1,834	$3,412	$3,879
Interest cost	5,511	5,874	11,125	11,748
Expected return on plan assets	(7,519)	(8,044)	(15,074)	(16,155)
Amortization of prior service cost	236	308	473	623
Recognized losses	478	655	898	1,170

Net periodic benefit cost	$238	$627	$834	$1,265

Other Postretirement Benefits	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Service cost	$114	$131	$230	$386
Interest cost	880	1,164	1,743	2,315
Amortization of prior service cost	(194)	262	(369)	509
Recognized losses	33	42	100	145

Net periodic benefit cost	$833	$1,599	$1,704	$3,355

The Company currently expects to contribute approximately $26,000 to its pension plans in 2009, an increase of approximately $10,000 from the amount previously disclosed within the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In April 2009, the Company made a cash contribution of approximately $9,500 and an incremental contribution of approximately $9,800 to its pension plans in the form of treasury stock. These contributions will serve to mitigate potential required contributions beyond 2009 and to increase the funded status of the plans. The contribution of treasury stock resulted in a $6,555 reduction to Additional paid-in capital.

13. Income Taxes

The Company’s effective tax rate from continuing operations for the first half of 2009 was 8.9% as compared to the first quarter 2009 rate of 18.7%. This decrease in the effective tax rate combined with discrete items resulted in a net benefit of $490 for the second quarter of 2009. In 2008, the Company’s effective tax rate was 20.6% in the first half of the year and 22.1% for the full year. The decrease in the effective tax rate from the full year 2008 and first quarter 2009 rates was primarily driven by the projected change in the mix of income to lower taxing jurisdictions.

14. Information on Business Segments

The following table sets forth information about the Company’s operations by its two reportable business segments:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net sales
Logistics and Manufacturing Services	$136,565	$186,448	$279,237	$377,036
Precision Components	120,323	195,666	241,519	392,787
Intersegment sales	(1,687)	(3,204)	(3,404)	(6,914)

Total net sales	$255,201	$378,910	$517,352	$762,909

Operating profit
Logistics and Manufacturing Services	$12,455	$24,639	$26,906	$50,235
Precision Components	1,691	26,367	7,697	52,336

Total operating profit	14,146	51,006	34,603	102,571

Interest income	159	89	317	278
Interest expense	(6,004)	(6,847)	(11,941)	(13,850)
Other income (expense), net	1,656	(264)	1,079	(2,131)

Total income from continuing operations before income taxes	$9,957	$43,984	$24,058	$86,868

15. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not significant as of June 30, 2009 and December 31, 2008.

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

16. Accounting Changes

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

In the second quarter of 2009, the Company adopted SFAS No. 165, “Subsequent Events.” The provisions of this Statement set forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. See Note 17 for the required disclosures.

17. Subsequent Event

The Company’s management has evaluated potential subsequent events for recording and / or disclosure through August 3, 2009, the date the accompanying Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 was issued. Except for the following item, there were no items requiring disclosure.

In July 2009, the Company entered into a $35,000 unsecured credit agreement with Wells Fargo Bank, N.A. The proceeds from the credit agreement may be used for working capital, capital expenditures and general corporate purposes. The available borrowing period under the credit agreement is from the closing date through December 31, 2009 (“Availability Period”). During the Availability Period, the Company may borrow either under (i) Tranche A, which serves as a term loan and will amortize in 10 quarterly installments beginning April 1, 2010 or (ii) Tranche B, which serves as a working capital facility, allows for reborrowing of amounts repaid and will amortize in six quarterly installments beginning April 1, 2010; provided that, the outstanding loans under Tranche B may not exceed the lesser of $20,000 or $35,000 less any Tranche A loans outstanding from time to time; and provided further, that the aggregate outstanding loans under Tranches A and B of the credit agreement may not exceed $35,000. At the Company’s option, the loans will bear interest either at LIBOR plus 4.25% or at Wells Fargo’s Base Rate plus 1.75%. The Company paid an upfront fee of $438. The Company is to pay a fee quarterly during the Availability Period equal to 0.50% of the unused commitment. The credit agreement’s covenants are substantially the same as the covenants under the Company’s $400,000 Amended Revolving Credit Agreement, dated September 10, 2007.

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month and six-month periods ended June 30, 2009 and 2008, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 3, 2009 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Barnes Group Inc.:

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of June 30, 2009, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2009 and June 30, 2008 and the consolidated statement of cash flows for the six-month periods ended June 30, 2009 and June 30, 2008. This interim financial information is the responsibility of the Company’s management.

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
August 3, 2009

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

Second Quarter 2009 Highlights

In the second quarter of 2009, deteriorating worldwide economic conditions continued to cause significant volatility in virtually all of the markets served by the Company which adversely affected the business. The Logistics and Manufacturing Services segment was negatively affected by lower demand across the end-markets of its distribution business and by deferred maintenance in its aerospace aftermarket business. Precision Components’ industrial manufacturing business was impacted by the severe declines in end-markets it serves, including the transportation-related market, while its aerospace OEM business was affected by reduced customer inventory and production levels. As a result of this volatility, second quarter sales decreased 32.6% from the second quarter of 2008 to $255.2 million.

The actions taken by the Company in the fourth quarter of 2008 in anticipation of the economic downturn improved the Company’s cost structure and its manufacturing footprint, and strengthened its global competitive position, partially offsetting the negative impact on profitability from the lower sales volumes in the second quarter of 2009. The Company took further actions in the second quarter of 2009 in response to continuing distress. These actions included further workforce reductions which resulted in severance charges of $2.7 million, primarily at Precision Components.

During the second quarter of 2009, the Company also continued to focus its efforts on cash generation and working capital management. Particular attention on collecting receivables, reducing inventory and managing payment terms with vendors contributed to the generation of $47.9 million of cash from operating activities in the first half of 2009. The additional cash generation was used in part to fund a $9.5 million cash contribution to the Company’s pension plans and to reduce overall debt levels.

Two large automotive customers of the Company, Chrysler and General Motors, declared bankruptcy in the second quarter of 2009. The Company has determined that substantially all balances due from these customers have been or will be collected and no significant write-offs are required.

RESULTS OF OPERATIONS

Sales

	Three months ended June 30,				Six months ended June 30,
(in millions)	2009	2008	Change		2009	2008	Change
Logistics and Manufacturing Services	$136.6	$186.4	$(49.9)	(26.8)%	$279.2	$377.0	$(97.8)	(25.9)%
Precision Components	120.3	195.7	(75.3)	(38.5)%	241.5	392.8	(151.3)	(38.5)%
Intersegment sales	(1.7)	(3.2)	1.5	47.3%	(3.4)	(6.9)	3.5	50.8%

Total	$255.2	$378.9	$(123.7)	(32.6)%	$517.4	$762.9	$(245.6)	(32.2)%

The Company reported net sales of $255.2 million in the second quarter of 2009, a decrease of $123.7 million or 32.6% from the second quarter of 2008. The sales decrease reflected $113.4 million of organic sales declines which included $43.5 million at Logistics and Manufacturing Services and $71.4 million at Precision Components. The strengthening of the U.S. dollar against foreign currencies, primarily in Europe and Canada, decreased net sales by approximately $10.3 million in the second quarter of 2009.

Sales for the six-month period ended June 30, 2009 were $517.4 million, a decrease of $245.6 million or 32.2% from the six-month period ended June 30, 2008. The sales decrease reflected $220.0 million of organic sales declines which included $83.1 million at Logistics and Manufacturing Services and $140.5 million at Precision Components. Additionally, the sale of Spectrum Plastics in 2008 resulted in a reduction in sales of $1.3 million as compared to 2008. The strengthening of the U.S. dollar against foreign currencies, primarily in Europe and Canada, decreased net sales by approximately $24.2 million in the first half of 2009.

Expenses and Operating Income

	Three months ended June 30,				Six months ended June 30,
(in millions)	2009	2008	Change		2009	2008	Change
Cost of sales	$165.7	$232.3	$(66.6)	(28.7)%	$332.9	$469.6	$(136.7)	(29.1)%
% of sales	64.9%	61.3%			64.3%	61.5%

Gross profit	89.5	146.6	(57.1)	(39.0)%	184.5	293.4	(108.9)	(37.1)%
% of sales	35.1%	38.7%			35.7%	38.5%

Selling and administrative expenses	75.3	95.6	(20.3)	(21.2)%	149.9	190.8	(40.9)	(21.4)%
% of sales	29.5%	25.2%			29.0%	25.0%

Operating income	14.1	51.0	(36.9)	(72.3)%	34.6	102.6	(68.0)	(66.3)%
% of sales	5.5%	13.5%			6.7%	13.4%

Cost of sales in the second quarter of 2009 decreased 28.7% from the 2009 period. The decrease in cost of sales was less than the decrease in sales resulting in a reduction in gross profit margin of 3.6 percentage points to 35.1%. Selling and administrative expenses in the second quarter of 2009 decreased 21.2% from the second quarter of 2008. The decreases in cost of sales and selling and administrative expenses resulted primarily from the significantly lower sales volumes in each of the businesses of Logistics and Manufacturing Services and Precision Components as well as the benefits of the discrete 2008 cost reduction actions, lower incentive compensation and lower severance expenses. As a result, operating income in the second quarter of 2009 decreased 72.3% from the second quarter of 2008 and operating margin declined from 13.5% to 5.5%.

Cost of sales in the first half of 2009 decreased 29.1% from the 2009 period. The decrease in cost of sales was lower than the decrease in sales resulting in a reduction in gross profit margin of 2.8 percentage points to 35.7%. Selling and administrative expenses in the first half of 2009 decreased 21.4% from the first half of 2008. The decreases in cost of sales and selling and administrative expenses resulted primarily from the significantly lower sales volumes in each of the businesses of Logistics and Manufacturing Services and Precision Components and, to a lesser extent, the impact of the discrete 2008 cost reduction actions. As a result, operating income in the first half of 2009 decreased 66.3% from the first half of 2009 and operating margin declined from 13.4% to 6.7%.

Other Income/Expense

Other income, net of other expenses, increased $2.0 million in the second quarter of 2009 compared to the same period of 2008 primarily as a result of a $2.3 million gain on the purchase of certain convertible notes (see Note 9 of the Notes to the Consolidated Financial Statements). Interest expense decreased $0.8 million in the second quarter of 2009 as a result of lower interest rates.

For the six-month period ended June 30, 2009, other income, net of other expenses, increased $3.3 million compared to the first six months of 2008 primarily as a result of the $2.3 million gain on the repurchase of convertible notes and the $1.2 million loss on the sale of Spectrum Plastics recorded in 2008.

Income Taxes

The Company’s effective tax rate from continuing operations for the first half of 2009 was 8.9% as compared to the first quarter 2009 rate of 18.7%. This decrease in the effective tax rate combined with discrete items resulted in a net benefit of $0.5 million for the second quarter of 2009. In 2008, the Company’s effective tax rate was 20.6% in the first half of the year and 22.1% for the full year. The decrease in the effective tax rate from the full year 2008 and first quarter 2009 rates was primarily driven by the projected change in the mix of income to lower taxing jurisdictions.

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

Net Income and Net Income per Share

(in millions, except per share data)	Three months ended June 30,				Six months ended June 30,
	2009	2008	Change		2009	2008	Change
Income from continuing operations	$10.4	$35.3	$(24.8)	(70.4)%	$21.9	$69.0	$(47.1)	(68.2)%

Net income	10.4	33.5	(23.1)	(68.8)%	21.9	65.9	(44.0)	(66.8)%

Per common share:
Basic:
Income from continuing operations	.20	.65	(.45)	(69.2)%	.41	1.28	(.87)	(68.0)%
Loss from discontinued operations, net of tax	—	(.03)	.03	100.0%	—	(.06)	.06	100.0%

Net income	$.20	$.62	$(.42)	(67.7)%	$.41	$1.22	$(.81)	(66.4)%

Diluted:
Income from continuing operations	.19	.61	(.42)	(68.9)%	.41	1.21	(.80)	(66.1)%
Loss from discontinued operations, net of tax	—	(.03)	.03	100.0%	—	(.05)	.05	100.0%

Net income	$.19	$.58	$(.39)	(67.2)%	$.41	$1.16	$(.75)	(64.7)%

Weighted average common shares outstanding:
Basic	53.4	54.3	(0.9)	(1.7)%	53.1	54.2	(1.2)	(2.1)%
Diluted	53.6	57.4	(3.7)	(6.5)%	53.3	56.7	(3.4)	(6.1)%

In the second quarter of 2009, basic and diluted income from continuing operations per share decreased 69.2% and 68.9%, respectively, as compared to the second quarter of 2008, and in the first half of 2009 decreased 68.0% and 66.1%, respectively, as compared to the first half of 2008. The decrease in basic and diluted shares outstanding reduced the percentage decrease in income from continuing operations per share as compared to the percentage decrease in income from continuing operations. Basic average shares outstanding decreased primarily as a result of the impact of stock repurchases primarily in the fourth quarter of 2008 offset in part by 737,463 shares of treasury stock contributed to its pension plans in April 2009. Diluted average shares outstanding decreased as a result of the decrease in basic average shares outstanding and the decrease in the dilutive effect of potentially issuable shares under the employee stock plans and the convertible notes which was driven by the decline in the Company’s stock price.

Financial Performance by Business Segment

Logistics and Manufacturing Services

	Three months ended June 30,				Six months ended June 30,
(in millions)	2009	2008	Change		2009	2008	Change
Sales	$136.6	$186.4	$(49.9)	(26.8)%	$279.2	$377.0	$(97.8)	(25.9)%
Operating profit	12.5	24.6	(12.2)	(49.5)%	26.9	50.2	(23.3)	(46.4)%
Operating margin	9.1%	13.2%			9.6%	13.3%

Logistics and Manufacturing Services recorded sales of $136.6 million in the second quarter of 2009, a 26.8% decrease from the second quarter of 2008, and $279.2 million in the first half of 2009, a 25.9% decrease from the first half of 2008. The decreases in the second quarter and first half of 2009 were primarily a result of a reduction in organic sales in all businesses of $43.5 million and $83.1 million, respectively. Most significantly, lower organic sales in 2009 were driven by the distribution businesses in North America and Europe primarily as a result of softness in the transportation-related and industrial markets as well as a reduced sales force compared to 2008. The negative impact of foreign currency translation decreased sales by approximately $6.3 million in the second quarter of 2009 and $14.7 million in the first half of 2009 as the U.S. dollar strengthened against foreign currencies primarily in Europe and Canada.

Operating profit at Logistics and Manufacturing Services in the second quarter of 2009 decreased 49.5% from the second quarter of 2008 to $12.5 million and operating profit in the first half of 2009 decreased 46.4% to $26.9 million. The decline in both periods was driven by the profit impact of the lower sales volumes in each of its businesses as a result of the impact of current economic conditions on the end-markets served. Partially offsetting these declines was the positive impact of operational and productivity initiatives, including the lower operating costs resulting from the discrete 2008 actions to address deteriorating market conditions and geographical complexities.

Outlook:

Organic sales levels in the distribution businesses of the Logistics and Manufacturing Services segment are largely dependent upon the economy in the regions served, the retention of its customers and continuation of sales volumes to such customers. The challenging economic conditions are expected to continue to negatively affect these businesses as their customers continue to reduce costs and inventory levels. Management believes future sales growth will result from improvements in economic and end-market conditions, further market penetration and sales force productivity initiatives. Management believes its aerospace aftermarket business is favorably positioned based on strong customer relationships, including long-term maintenance and repair contracts in the overhaul and repair business, and expected demand in the spare parts manufacturing business. Sales growth in the aerospace aftermarket business has been and is expected to continue to be impacted by deferred maintenance activities and lower capacity usage within the industry.

Operating profit is expected to be negatively impacted by sales volume declines and pricing pressures, partially offset by the lower costs resulting from discrete fourth quarter 2008 actions, structural changes made in the distribution businesses and cost control efforts. Management will continue to evaluate additional initiatives needed to align the cost structures of its businesses with the expected sales volumes. The aftermarket Revenue Sharing Programs (“RSP”) will continue to be impacted by the management fees payable to its customer which generally increase in the fourth or later years of each program. These and other similar fees are deducted from sales and temper aftermarket RSP sales growth and operating margin.

Precision Components

	Three months ended June 30,				Six months ended June 30,
(in millions)	2009	2008	Change		2009	2008	Change
Sales	$120.3	$195.7	$(75.3)	(38.5)%	$241.5	$392.8	$(151.3)	(38.5)%
Operating profit	1.7	26.4	(24.7)	(93.6)%	7.7	52.3	(44.6)	(85.3)%
Operating margin	1.4%	13.5%			3.2%	13.3%

Sales at Precision Components were $120.3 million in the second quarter of 2009, a 38.5% decrease from the second quarter of 2009, and $241.5 million in the first half of 2009, a 38.5% decrease from the first half of 2008. The lower sales levels were primarily a result of weaker global economic conditions. The industrial manufacturing businesses in North America and Europe reported significant sales declines primarily resulting from the overall global recession and were most impacted by the recession’s effect on the transportation industry, most notably automotive. Additionally, sales decreased in the aerospace OEM business as customers reduced inventory and lowered production levels. The negative impact of foreign currency translation decreased sales $4.0 million and $9.5 million in the second quarter and first half of 2009, respectively. The sale of Spectrum Plastics in 2008 resulted in a reduction in sales of $1.3 million in the six-month period ended June 30, 2009.

Operating profit in the second quarter of 2009 at Precision Components was $1.7 million, a decrease of 93.6% from the 2008 second quarter, and $7.7 million in the first half of 2009, a decrease of 85.3% from the first half of 2008. Operating profit in both 2009 periods was positively impacted by lower costs resulting from the discrete actions taken in late 2008 to address deteriorating market conditions including personnel reductions and plant consolidations, initiatives focused on cost savings and cost containment, and lower incentive compensation. The favorable impact of these initiatives, however, only partially offset the profit impact of substantially lower sales levels in 2009 and a severance charge of $2.5 million in the second quarter of 2009.

Outlook:

In the industrial manufacturing businesses, management is focused on generating organic sales growth by leveraging the benefits of the diversified products and industrial end markets in which its businesses have a global presence. Near-term economic conditions are negatively impacting sales growth across the global markets served by these businesses; however, these conditions may also result in the opportunity for these businesses to gain market share. Sales in the aerospace OEM business are driven by its commercial engine order backlog through its participation in certain strategic engine programs. Backlog in this business was $338.4 million at June 30, 2009, of which approximately 63% is expected to be shipped in the next 12 months. The aerospace OEM business may be further impacted by downward adjustments of customer inventory levels, production schedule delays or reductions of specific engine programs, and general softness in the aerospace market driven by the current worldwide economic recession. However, management believes that strong long-term aerospace industry fundamentals remain which, together with new programs, will drive future sales growth in this business.

Operating profit is expected to be negatively affected by lower sales volumes within all businesses of the segment, the impact of which is expected to be partially offset by the benefits of the cost actions taken in these businesses and other cost-saving and cost-containment initiatives. Management continues to focus on improving profitability through organic sales growth, pricing initiatives and productivity and process improvements.

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

The Company’s ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. During 2009, management has focused and will continue to focus on cash flow and working capital management, and anticipates that operating activities in 2009 will generate adequate cash. In light of current economic events, the Company is closely monitoring its cash generation, usage and preservation with particular emphasis placed on managing working capital to generate cash.

Management expects lower levels of cash usage in 2009 particularly with respect to capital expenditures, RSP payments and scheduled debt payments. Management has limited its capital spending and expects discretionary capital spending to be in the range of $30 – $35 million in 2009, down from $51.9 million in 2008. Participation fee payments related to the RSPs were $57.5 million in 2008; however, no payments are anticipated in 2009. Additionally, of the Company’s long-term debt portfolio, only $15.2 million is due and payable in each of 2009 and 2010.

Recent distress in the financial markets has had an adverse impact on, among other things, security prices and investment valuations. The Company’s pension plans have been impacted by losses in the global equity markets and, together with the requirements set forth by the Federal Pension Protection Act, the Company’s 2009 funding requirements have increased. Additionally, if the Company experiences a negative return on its pension plan assets again in 2009, both its future funding requirements and its pension expense in 2010 may increase, and its 2009 balance sheet will be impacted due to the recognition of the funded status of the plans. However, the Company took specific actions in the second quarter of 2009 to increase the funded status of the plans, to meet the 2009 funding requirements and to mitigate potential required contributions beyond 2009 by making a cash contribution of $9.5 million and an incremental stock contribution of $9.8 million to its pension plans.

Operating cash flow may be supplemented with external borrowings to meet near-term organic business expansion needs and the Company’s current financial commitments. The credit markets are presenting companies with significant challenges in maintaining or expanding credit facilities. The Company has assessed its credit facilities and currently expects that its bank syndicate, comprised of 15 banks, will continue to support these facilities. At June 30, 2009, the Company has $143.5 million in borrowing availability under its committed credit facilities which mature in September 2012 of which $87.8 million would have been allowed under the covenants. Additionally, in July 2009, the Company entered into a $35.0 million unsecured credit agreement with Wells Fargo Bank, N.A. which can be used for working capital, capital expenditures and general corporate purposes. The Company believes its credit facilities, coupled with cash generated from operations, are adequate for its anticipated future requirements.

Current credit lines are closely monitored to ensure compliance with the Company’s various debt covenants. The Company’s most restrictive borrowing capacity covenant requires the Company to maintain a ratio of Consolidated Total Debt to Adjusted earnings before interest expense, income taxes, and depreciation and amortization (“EBITDA”) as defined in the amended and restated revolving credit agreement. Because the Company’s sales and profits declined significantly in the second half of 2008 and the first half of 2009 as a result of recent economic conditions, the Company’s Adjusted EBITDA has also declined significantly. Without improvements in sales and profits and/or a reduction in debt levels, the Company’s Consolidated Total Debt to Adjusted EBITDA ratio may increase such that it violates this covenant. Any breach of covenant would result in a technical default under the revolving credit agreement, the consequences of which are that the Company’s debt becomes callable and other obligations, including the convertible notes, which are subject to the cross-default provisions of the revolving credit agreement, could also be accelerated to become immediately due and payable. The Company has taken and continues to take actions to sustain compliance with the debt covenants through strategies to increase Adjusted EBITDA and reduce debt. If these efforts are not successful, the Company intends to renegotiate bank terms prior to any breach of covenant. Such renegotiations, if successful, could potentially result in modification to existing covenants and an increase in the cost of borrowing funds.

We may from time to time seek to retire or repurchase our outstanding debt through cash purchases and / or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Cash Flow

	Six months ended June 30,		Change
(in millions)	2009	2008
Operating activities	$47.9	$40.2	$7.7
Investing activities	(20.5)	(57.4)	36.9
Financing activities	(32.8)	20.9	(53.7)
Exchange rate effect	0.6	0.8	(0.2)

Increase (decrease) in cash	$(4.8)	$4.5	$(9.3)

Operating activities provided $47.9 million in cash in the first six months of 2009 compared to $40.2 million provided in the first six months of 2008. Compared to the first half of 2008, operating cash flows in the 2009 period were positively impacted by significant reductions in working capital offset in part by lower operating performance and a $9.5 million contribution to the Company’s pension plans. The reductions in working capital resulted primarily from lower inventory levels at both business segments during the first half of 2009 compared to the first half of 2008 reflecting management efforts to generate cash from working capital improvements as well as reduced customer demand. Additionally, working capital was favorably impacted by the lower use of cash during the first half of 2009 as compared to the first half of 2008 for incentive compensation payments. The 2008 period included payments for the investment in inventory related to a spare parts product line at Precision Components.

Investing activities in the first half of 2009 primarily consisted of capital expenditures of $19.6 million compared to $26.1 million in the 2008 period. The first half of 2008 included cash used for participation fee payments related to the aftermarket RSPs of $35.8 million. No payments are required in 2009. Additionally, investing activities in 2008 included the net proceeds of $5.1 million on the sale of Spectrum Plastics.

Cash used by financing activities in the first six months of 2009 included a net reduction in borrowings of $16.1 million and reflected the purchase of $22.2 million par value of convertible notes at a discounted price of $17.4 million during the second quarter of 2009. These purchases were funded with borrowings under the revolving credit lines. In the 2009 period, the higher cash generated from operations along with the use of cash on hand were used for capital expenditures and dividends as well as debt reduction. A net increase in borrowings of $33.6 million was reported in the comparable 2008 period. Proceeds in the 2008 period were used primarily to finance working capital requirements, capital expenditures, dividends and RSP payments. Total cash used to pay dividends increased in the first half of 2009 by $0.6 million over the comparable 2008 period, to $16.9 million due to an increase in the quarterly cash dividend per share to $0.16 per share. In July 2009, the Company reduced the quarterly dividend to $.08 per share.

At June 30, 2009, the Company held $16.1 million in cash and cash equivalents, the majority of which are held outside of the U.S. In general, the repatriation of cash to the U.S. would have adverse tax consequences and the balances remain outside the U.S. to fund future international investments.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At June 30, 2009, $256.5 million was borrowed at an average interest rate of 1.22% under the Company’s $400.0 million borrowing facility which matures in September 2012. The Company currently has two, three-year interest rate swap agreements which together convert the interest on the first $100.0 million of the Company’s one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 2.947% plus the borrowing spread. The Company had no borrowings under its short-term bank credit lines at June 30, 2009. The Company’s total borrowings at June 30, 2009 were comprised of approximately 45% fixed rate debt and approximately 55% variable rate debt. The interest payments on approximately 38% of the variable rate debt have been converted into payments of fixed rate interest plus the borrowing spread under the terms of the respective interest rate swap agreements.

Borrowing capacity is limited by various debt covenants in the Company’s debt agreements. The most restrictive borrowing capacity covenant requires the Company to maintain a ratio of Consolidated Total Debt to Adjusted EBITDA for the four fiscal quarters then ending, as defined in the amended and restated revolving credit agreement, of not more than 4.00 times at June 30, 2009. The ratio requirement will decrease to 3.75 times for any fiscal quarter ending after September 30, 2009. Following is a reconciliation of Adjusted EBITDA, as defined, to the Company’s net income (in millions):

Four fiscal quarters ended June 30, 2009
Net income	$38.6
Add back:
Interest expense	24.7
Income taxes	10.6
Depreciation and amortization	51.8
Other adjustments	14.0

Adjusted EBITDA, as defined	$139.7

Consolidated Total Debt as of June 30, 2009	$471.1
Ratio of Consolidated Total Debt to Adjusted EBITDA	3.37

Other adjustments primarily relate to the loss from discontinued operations. Consolidated Total Debt excludes the debt discount related to the change in accounting described in Note 9. The Company’s level of compliance with such ratio determines the level of additional borrowings available. Additional borrowings of $87.8 million would have been allowed under the covenants at June 30, 2009. The Company’s unused credit facilities at June 30, 2009 were $143.5 million.

OTHER MATTERS

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

Business Acquisitions and Goodwill: Goodwill is subject to impairment testing annually or earlier testing if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Management completes their annual impairment assessment during the second quarter of each year. Management estimates the fair value of each reporting unit using the income approach, which reflects management’s cash flow projections, and/or the market approach in accordance with SFAS No. 157. Inherent in management’s development of cash flow projections are assumptions and estimates, including those related to future earnings and growth and the weighted average cost of capital. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company-specific and overall economic conditions. In the second quarter of 2009, management performed its annual impairment testing. Based on this assessment, there was no goodwill impairment through June 30, 2009.

Recent Accounting Changes

In December 2008, the FASB issued FSP No. 132R-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets.” The provisions of this FSP provide guidance on annual employers’ disclosures about plan assets of a defined benefit pension or other postretirement benefit plan and will be required beginning with the annual disclosures in 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” which replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with U.S. GAAP. This Statement is effective for the Company in the third quarter of 2009. The adoption of SFAS No. 168 will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

EBITDA

EBITDA for the first six months of 2009 were $61.8 million compared to $123.4 million in the first six months of 2008. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company’s operating performance. The Company’s definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company’s net income (in millions):

	Six months ended June 30,
	2009	2008
Net income	$21.9	$65.9
Add back:
Interest expense	11.9	13.9
Income taxes	2.2	17.2
Depreciation and amortization	25.8	26.4

EBITDA	$61.8	$123.4

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the Company’s exposure to market risk during the first six months of 2009. For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company’s second fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1-30, 2009	1,020		$12.54	—	2,513,474
May 1-31, 2009	20,791		$15.09	20,791	2,492,683
June 1-30, 2009	959		$16.25	—	2,492,683

Total	22,770	(1)	$15.02	20,791

(1)	Other than the 20,791 shares purchased in May 2009 which were purchased as part of the Company’s publicly announced plans, all acquisitions of equity securities during the second quarter of 2009 were the result of the operation of the terms of the Company’s stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

(2)	The program was publicly announced on May 8, 2008 authorizing repurchase of up to 5.0 million shares of the Company’s common stock.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of the Company’s stockholders was held on May 7, 2009. Proxies for the meeting were solicited pursuant to Regulation 14 A.

(b)	The following directors were elected:

Director	Votes in Favor	Votes Withheld	For a Term Expiring
Thomas J. Albani	42,668,035	2,063,520	2012
Thomas O. Barnes	42,492,793	2,238,762	2012
Gary G. Benanav	36,305,985	8,425,570	2012
Mylle H. Mangum	42,451,000	2,280,555	2012

(c)	(1)	The stockholders ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2009. The proposal was ratified as 42,632,833 shares voted for, 1,062,849 shares voted against and 35,873 shares abstained.

Item 6. Exhibits

(a) Exhibits

Exhibit 4.1	Senior Unsecured Credit Agreement, dated as of July 1, 2009, between Wells Fargo Bank, N.A. and Barnes Group Inc.

Exhibit 15	Letter regarding unaudited interim financial information.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc. (Registrant)

Date: August 3, 2009	/s/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr. Senior Vice President, Finance Chief Financial Officer (the principal Financial Officer)

Date: August 3, 2009	/s/ FRANCIS C. BOYLE, JR.
Francis C. Boyle, Jr. Vice President, Finance Chief Accounting Officer (the principal Accounting Officer)

EXHIBIT INDEX

Barnes Group Inc.

Quarterly Report on Form 10-Q

For Quarter ended June 30, 2009

Exhibit No.	Description	Reference
4.1	Senior Unsecured Credit Agreement, dated as of July 1, 2009, between Wells Fargo Bank, N.A. and Barnes Group Inc.	Filed with this report.

15	Letter regarding unaudited interim financial information.	Filed with this report.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.