Form 10-Q
period 2009-09-30
BARNES GROUP INC
filed 2009-10-30
CIK 9984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The registrant had outstanding 54,713,313 shares of common stock as of October 28, 2009.

Barnes Group Inc.

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net sales	$260,339	$333,811	$777,690	$1,096,720

Cost of sales	170,491	208,068	503,369	677,618
Selling and administrative expenses	75,291	83,130	225,161	273,887

	245,782	291,198	728,530	951,505

Operating income	14,557	42,613	49,160	145,215

Other income	1,545	138	4,205	440

Interest expense	5,293	6,481	17,234	20,331
Other expenses	293	(45)	1,558	2,141

Income from continuing operations before income taxes	10,516	36,315	34,573	123,183

Income taxes (benefit)	(373)	7,079	1,778	24,962

Income from continuing operations	10,889	29,236	32,795	98,221

Loss from discontinued operations, net of income tax benefit of $303 and $970, respectively	—	(1,413)	—	(4,513)

Net income	$10,889	$27,823	$32,795	$93,708

Per common share:
Basic:
Income from continuing operations	$.20	$.54	$.61	$1.81
Loss from discontinued operations, net of income taxes	—	(.03)	—	(.08)

Net income	$.20	$.51	$.61	$1.73

Diluted:
Income from continuing operations	$.20	$.52	$.61	$1.73
Loss from discontinued operations, net of income taxes	—	(.03)	—	(.08)

Net income	$.20	$.49	$.61	$1.65

Dividends	.08	.16	.40	.46

Weighted average common shares outstanding:
Basic	54,257,791	54,491,638	53,462,672	54,305,152
Diluted	54,563,199	56,336,095	53,710,453	56,659,318

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$14,221	$20,958
Accounts receivable, less allowances (2009 - $6,316; 2008 - $6,174)	164,850	173,215
Inventories	193,533	240,805
Deferred income taxes	25,804	27,650
Prepaid expenses and other current assets	13,336	14,881

Total current assets	411,744	477,509

Deferred income taxes	35,472	31,133

Property, plant and equipment	652,006	625,997
Less accumulated depreciation	(417,186)	(390,962)

	234,820	235,035

Goodwill	375,383	361,930
Other intangible assets, net	307,384	316,817
Other assets	13,685	12,931

Total assets	$1,378,488	$1,435,355

Liabilities and Stockholders’ Equity
Current liabilities
Notes and overdrafts payable	$4,212	$8,905
Accounts payable	85,980	80,495
Accrued liabilities	79,828	84,372
Long-term debt – current	19,181	15,386

Total current liabilities	189,201	189,158

Long-term debt	337,334	441,670
Accrued retirement benefits	140,403	164,796
Other liabilities	41,525	41,156

Commitments and contingencies (Note 15)

Stockholders’ equity
Common stock - par value $0.01 per share
Authorized: 150,000,000 shares
Issued: at par value (2009–55,877,545 shares; 2008–55,229,926 shares)	559	552
Additional paid-in capital	268,824	269,215
Treasury stock, at cost (2009–1,180,841 shares; 2008–3,006,379 shares)	(15,826)	(46,705)
Retained earnings	476,834	465,429
Accumulated other comprehensive income (loss)	(60,366)	(89,916)

Total stockholders’ equity	670,025	598,575

Total liabilities and stockholders’ equity	$1,378,488	$1,435,355

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2009	2008
Operating activities:
Net income	$32,795	$93,708
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	38,558	39,675
Loss (gain) on disposition of property, plant and equipment	813	(218)
Gain on repurchases of convertible notes	(3,773)	—
Non-cash stock compensation expense	3,279	5,218
Withholding taxes paid on stock issuances	(610)	(2,568)
Loss on the sale of Spectrum Plastics	—	846
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	14,260	(10,448)
Inventories	50,757	(254)
Prepaid expenses	4,378	(2,853)
Accounts payable	4,615	(27,023)
Accrued liabilities	(3,054)	(19,586)
Deferred income taxes	(2,741)	9,167
Long-term retirement benefits	(16,503)	(6,800)
Other	2,962	4,322

Net cash provided by operating activities	125,736	83,186

Investing activities:
Proceeds from disposition of property, plant and equipment	981	703
Proceeds from the sale of Spectrum Plastics, net	—	5,127
Capital expenditures	(24,847)	(41,982)
Business acquisitions, net of cash acquired	—	47
Revenue Sharing Program payments	—	(57,500)
Other	(1,737)	(2,105)

Net cash used by investing activities	(25,603)	(95,710)

Financing activities:
Net change in other borrowings	(4,861)	(5,249)
Payments on long-term debt	(181,242)	(197,770)
Proceeds from the issuance of long-term debt	94,900	242,100
Proceeds from the issuance of common stock	5,621	4,944
Common stock repurchases	(314)	(1,791)
Dividends paid	(21,220)	(24,998)
Excess tax benefit on stock awards	—	1,743
Other	(797)	(104)

Net cash provided (used) by financing activities	(107,913)	18,875

Effect of exchange rate changes on cash flows	1,043	(1,333)

Increase (decrease) in cash and cash equivalents	(6,737)	5,018

Cash and cash equivalents at beginning of period	20,958	20,600

Cash and cash equivalents at end of period	$14,221	$25,618

Supplemental disclosure of cash flow information:

Non-cash financing activities in 2009 include a stock contribution to the Company’s pension plans of 737,463 treasury shares ($9,816) and the repurchase of certain convertible notes using 1,154,265 treasury shares ($17,019).

See accompanying notes.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts included in the notes are stated in thousands except per share data.)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 2008 has been derived from the 2008 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

See Note 9 for discussion of the impact of the Company’s adoption of a newly issued accounting standard for certain convertible debt instruments as of January 1, 2009 and the retrospective adjustment of previously reported amounts.

See Note 10 for the disclosures required by the provisions of a newly issued accounting standard effective in 2009 related to the disclosures for derivative instruments and hedging activities.

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

2. Business Divestiture

In February 2008, the Company sold the net assets of Spectrum Plastics Molding Resources, Inc. (“Spectrum Plastics”) for $6,350 resulting in an after-tax transaction loss of $846. The pre-tax loss of $1,241 and related tax benefit of $395 are reflected in other expenses and income taxes, respectively, in the accompanying Consolidated Statements of Income in the nine-month period ended September 30, 2008. The Company did not report Spectrum Plastics as a discontinued operation as it was not significant to any period presented. Accordingly, the operating results of Spectrum Plastics are included in the operating results of the Company in the accompanying Consolidated Statements of Income for the nine-month period ended September 30, 2008 (through the date of the sale).

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(All dollar amounts included in the notes are stated in thousands except per share data.)

3. Discontinued Operations

In the fourth quarter of 2008, the Company exited certain non-core businesses within its Logistics and Manufacturing Services segment in the United Kingdom. These exit activities included the sale of certain assets and transfer of related employees to the buyers, liquidation of assets, termination of related contracts and severing of employees. The results of these operations are segregated and treated as discontinued operations in the accompanying consolidated statements of income for the three- and nine-month periods ended September 30, 2008 as follows:

	Three months ended September 30, 2008	Nine months ended September 30, 2008

Net sales	$3,324	$11,856

Loss before income taxes	$(1,716)	$(5,483)
Income tax benefit	303	970

Loss from discontinued operations, net of income taxes	$(1,413)	$(4,513)

4. Net Income Per Common Share

Effective January 1, 2009, the provisions of a newly issued accounting standard for participating securities became effective for the Company. The provisions of this accounting standard clarified that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, as such, should be included in the calculation of basic earnings per share. The Company’s restricted stock unit awards which contain nonforfeitable rights to dividends are considered participating securities.

For the purpose of computing diluted net income per share, the weighted average number of shares outstanding was increased by 305,408 and 1,844,457 for the three-month periods ended September 30, 2009 and 2008, respectively, and 247,781 and 2,354,166 for the nine-month periods ended September 30, 2009 and 2008, respectively, to account for the potential dilutive effects of stock-based incentive plans and convertible senior subordinated notes. There were no adjustments to net income for the purposes of computing income available to common stockholders for those periods.

The calculation of weighted average diluted shares outstanding excludes all anti-dilutive shares. During the three-month periods ended September 30, 2009 and 2008, the Company excluded 2,887,027 and 942,661 options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options were considered anti-dilutive. During the nine-month periods ended September 30, 2009 and 2008, the Company excluded 4,014,717 and 776,525 options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options were considered anti-dilutive.

The Company granted 845,200 stock options, 207,750 restricted stock unit awards, and 149,800 performance unit plan awards in February 2009 as part of its annual grant award. All of the restricted stock unit awards vest upon meeting certain service conditions and are included in basic average common shares outstanding as they contain nonforfeitable rights to dividend payments. The performance unit plan awards are denominated in units with each unit being equivalent in value to one share of the Company’s common stock and are payable in cash. The performance unit plan awards vest upon satisfying established performance goals and are not included in either basic or diluted average common shares outstanding as these awards will be settled in cash.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(All dollar amounts included in the notes are stated in thousands except per share data.)

The 3.75% convertible senior subordinated notes due in August 2025 (the “3.75% Convertible Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of September 30, 2009 was approximately $20.66 per share of common stock. The dilutive effect of the notes is determined based on the average closing price of the Company’s stock for the last 30 trading days of the quarter as compared to the conversion price of the notes. Under the net share settlement method, these notes were not considered dilutive in the three- and nine-month periods ended September 30, 2009 and there were 412,767 and 671,745 potential shares issuable under the notes that were considered dilutive in the three- and nine-month periods ended September 30, 2008, respectively.

The 3.375% convertible senior subordinated notes due in March 2027 (the “3.375% Convertible Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of September 30, 2009 was approximately $28.40 per share of common stock. The dilutive effect of the notes is determined based on the average closing price of the Company’s stock for the last 30 trading days of the quarter as compared to the conversion price of the notes. Under the net share settlement method, these notes were not considered dilutive in the three- and nine-month periods ended September 30, 2009 and 2008.

5. Comprehensive Income

Comprehensive income (loss) includes all changes in equity during a period except those resulting from the investments by, and distributions to, stockholders. For the Company, comprehensive income (loss) for the period includes net income and other non-owner changes to equity, net of taxes.

Statements of Comprehensive Income (Loss)

(Unaudited)

For the three months ended September 30,	2009	2008

Net income	$10,889	$27,823
Unrealized gain (loss) on hedging activities, net of tax of $115 and $(279), respectively	313	(1,281)
Foreign currency translation adjustments, net of tax of $2,533 and $(1,673), respectively	19,400	(44,000)
Defined benefit pension and other postretirement plans, net of tax of $159 and $429, respectively	504	2,450

Comprehensive income (loss)	$31,106	$(15,008)

For the nine months ended September 30,	2009	2008

Net income	$32,795	$93,708
Unrealized gain (loss) on hedging activities, net of tax of $175 and $451, respectively	162	1,050
Foreign currency translation adjustments, net of tax of $1,860 and $(3,615), respectively	29,418	(14,520)
Defined benefit pension and other postretirement plans, net of tax of $444 and $1,081, respectively	(30)	4,070

Comprehensive income	$62,345	$84,308

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(All dollar amounts included in the notes are stated in thousands except per share data.)

6. Inventories

The components of inventories consisted of:

	September 30, 2009	December 31, 2008

Finished goods	$106,082	$140,596
Work-in-process	56,212	60,931
Raw material and supplies	31,239	39,278

	$193,533	$240,805

7. Goodwill and Other Intangible Assets

Goodwill:

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company for the period ended September 30, 2009:

	Logistics and Manufacturing Services	Precision Components	Total Company
January 1, 2009	$163,296	$198,634	$361,930
Foreign currency translation	3,352	10,101	13,453

September 30, 2009	$166,648	$208,735	$375,383

In the second quarter of 2009, management performed its annual impairment testing. Based on this assessment, there was no goodwill impairment.

Other Intangible Assets:

Other intangible assets consisted of:

	Range of Life -Years	September 30, 2009		December 31, 2008
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs	Up to 30	$293,700	$(26,474)	$293,700	$(20,296)
Customer lists/relationships	10	28,578	(14,314)	28,578	(12,142)
Patents, trademarks/trade names	5-30	22,896	(9,695)	22,896	(8,118)
Other	Up to 15	10,405	(2,169)	10,405	(1,744)

		355,579	(52,652)	355,579	(42,300)

Foreign currency translation		4,457	—	3,538	—

Other intangible assets		$360,036	$(52,652)	$359,117	$(42,300)

Amortization of intangible assets is expected to increase from approximately $14,000 in 2009 to $15,200 in 2013.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(All dollar amounts included in the notes are stated in thousands except per share data.)

8. Business Reorganizations

On September 30, 2009, the Company authorized the restructuring of certain operations of the Precision Components segment by moving the operations of two facilities, Burlington, Ontario, Canada (the “Burlington Facility”) and Monterrey, Mexico (the “Monterrey Facility”). The assets and related work of these facilities will be transferred to other Precision Components facilities in the United States to create a more cost effective manufacturing footprint. The movement of operations for the Burlington Facility is expected to be completed by March 2010. The movement of assets at the previously idled Monterrey Facility is expected to be completed by March 2010. The Company recorded restructure and related costs of $3,354 which included $2,140 of employee termination costs and $1,014 of asset write-downs. The Company expects to incur approximately $800 and $3,800 of additional costs in 2009, and 2010 and beyond, respectively. Of these additional costs, approximately $2,000 relates to pension costs and $2,100 relates to equipment transfer expenses and other related costs. In addition, during 2009, the Company implemented other workforce reduction actions at Precision Components and recorded severance expense of $2,576 primarily in the second quarter of 2009. Costs related to the 2009 employee termination actions are primarily recorded in selling and administrative expenses in the accompanying Consolidated Statements of Income.

The following table sets forth the change in the liability for the 2009 employee termination actions at Precision Components:

January 1, 2009	$—
Severance expense, net	4,716
Payments	(1,141)
Foreign currency translation	39

September 30, 2009	$3,614

The remaining balance is expected to be paid in 2009 and 2010.

In 2008, the Company implemented certain right-sizing actions, including workforce reductions and plant consolidations at Logistics and Manufacturing Services and Precision Components, and recorded restructuring and related costs of $7,725 and $7,288, respectively, of which $1,312 was included in the loss from discontinued operations. In addition, Precision Components recorded asset write-downs of $1,468. As a result of these actions, Precision Components expects to incur an additional $2,000 of costs in 2009 related to transfer of work and facility exits of which $1,186 was incurred during the first nine months of 2009. These costs are primarily recorded in selling and administrative expenses in the accompanying Consolidated Statements of Income.

The following table sets forth the change in the liability for 2008 employee termination actions:

	Logistics and Manufacturing Services	Precision Components
January 1, 2009	$5,190	$4,357
Severance expense, net	(279)	(707)
Payments	(2,166)	(2,432)
Foreign currency translation	174	35

September 30, 2009	$2,919	$1,253

The remaining balances related to the employee termination actions are expected to be paid in 2009 and 2010.

The Company expects to incur costs primarily related to pre-2008 actions of up to $3,000 related primarily to pension costs which may be incurred at Precision Components in 2010 or later.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(All dollar amounts included in the notes are stated in thousands except per share data.)

9. Debt

The following table sets forth the carrying value of the Company’s long-term debt and notes and overdrafts payable:

	September 30, 2009	December 31, 2008
7.80% Notes	$30,333	$30,333
3.75% Convertible Notes, net of debt discount	87,633	91,893
3.375% Convertible Notes, net of debt discount	45,923	80,665
Foreign bank notes	1,900	—
$400 million revolving credit agreement	171,000	251,400
$35 million credit agreement	17,000	—
Borrowings under lines of credit	1,000	8,000
Foreign bank overdrafts	3,212	905
Capital leases	2,726	2,765

	360,727	465,961

Less current maturities	(23,393)	(24,291)

Long-term debt	$337,334	$441,670

In July 2009, the Company entered into a $35,000 unsecured credit agreement with Wells Fargo Bank, N.A. The proceeds from the credit agreement may be used for working capital, capital expenditures and general corporate purposes. The available borrowing period under the credit agreement is from the closing date through December 31, 2009 (“Availability Period”). During the Availability Period, the Company may borrow either under (i) Tranche A which will amortize in 10 quarterly installments beginning April 1, 2010 or (ii) Tranche B which will amortize in six quarterly installments beginning April 1, 2010; provided that the outstanding loans under Tranche B may not exceed the lesser of $20,000 or $35,000 less any Tranche A loans outstanding from time to time; and provided further, that the aggregate outstanding loans under Tranches A and B of the credit agreement may not exceed $35,000. At the Company’s option, the loans will bear interest either at the London Interbank Offered Rate (“LIBOR”) plus 4.25% or at Wells Fargo’s Base Rate plus 1.75%. The Company paid an upfront fee of $438. In addition, the Company is to pay a fee quarterly during the Availability Period equal to 0.50% per annum of the unused commitment. The credit agreement’s covenants are substantially the same as the covenants under the Company’s $400,000 Amended Revolving Credit Agreement, dated September 10, 2007. At September 30, 2009, $17,000 was borrowed under Tranche A of this facility at an interest rate of 4.50%.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(All dollar amounts included in the notes are stated in thousands except per share data.)

On January 1, 2009, the provisions of a newly issued accounting standard for certain convertible debt instruments became effective for the Company. The provisions of this accounting standard required the Company to separately account for the liability and equity components of its convertible debt in a manner which reflects the Company’s nonconvertible debt borrowing rate for similar debt. The debt discounts resulting from this allocation are amortized using the effective interest rate method over the expected life of a similar liability without the equity component. The Company determined the expected life to be through the first put date of the Convertible Notes resulting in amortization periods of 5.5 years from the issuance date of August 1, 2005 for the 3.75% Convertible Notes and 7 years from the issuance date of March 15, 2007 for the 3.375% Convertible Notes. The provisions were retroactively applied to all periods and resulted in an adjustment of the following amounts:

	Before Adjustment	Adjustment	As Adjusted
Consolidated Balance Sheet:
December 31, 2008
Deferred income tax asset – long-term	$40,731	$(9,598)	$31,133
Other assets – long-term	15,612	(2,681)	12,931
Long-term debt	469,113	(27,443)	441,670
Additional paid-in capital	243,463	25,752	269,215
Retained earnings	476,017	(10,588)	465,429

Consolidated Statements of Income:
Three months ended September 30, 2008
Interest expense	$4,693	$1,788	$6,481
Income taxes	7,757	(678)	7,079
Income from continuing operations	30,346	(1,110)	29,236
Net income	28,933	(1,110)	27,823
Income from continuing operations per common share – basic	.56	(.02)	.54
Net income per common share – basic	.53	(.02)	.51
Income from continuing operations per common share – diluted	.54	(.02)	.52
Net income per common share – diluted	.51	(.02)	.49

Nine months ended September 30, 2008
Interest expense	$15,063	$5,268	$20,331
Income taxes	26,960	(1,998)	24,962
Income from continuing operations	101,491	(3,270)	98,221
Net income	96,978	(3,270)	93,708
Income from continuing operations per common share – basic	1.87	(.06)	1.81
Net income per common share – basic	1.79	(.06)	1.73
Income from continuing operations per common share – diluted	1.79	(.06)	1.73
Net income per common share – diluted	1.71	(.06)	1.65

During the third quarter of 2009, the Company repurchased $22,214 par value of its 3.375% Convertible Notes and $7,500 par value of its 3.75% Convertible Notes from certain holders of these Notes for cash consideration of $11,269 and 1,154,265 shares of treasury stock valued at $17,019. Of the total consideration of $28,287, $23,301 was attributed to the debt component and $4,986 was attributed to the equity component. At the dates of the repurchases, the notes had a carrying value of $25,295, net of the unamortized debt discount of $4,419. As a result of these transactions, the Company reduced the carrying value of the equity component by $3,095, net of tax of $1,891, reduced its unamortized deferred debt issuance costs by $508, and recorded a total gain on the repurchases of $1,486 ($922 after-tax) which is recorded in Other income in the accompanying Consolidated Statements of Income. The tax impact was treated as a discrete item to the third quarter 2009 tax rate. The issuance of treasury stock resulted in a $1,586 increase to Additional paid-in capital.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(All dollar amounts included in the notes are stated in thousands except per share data.)

The Company also repurchased certain of its convertible notes in the second quarter of 2009. During the nine-month period ended September 30, 2009, the Company repurchased $44,364 par value of its 3.375% Convertible Notes and $7,500 par value of its 3.75% Convertible Notes from certain holders of these Notes for cash consideration of $28,651 and 1,154,265 shares of treasury stock valued at $17,019. Of the total consideration of $45,669, $38,852 was attributed to the debt component and $6,817 was attributed to the equity component. At the dates of the repurchases, the notes had a carrying value of $43,560, net of the unamortized debt discount of $8,304. As a result of these transactions, the Company reduced the carrying value of the equity component by $4,232, net of tax of $2,585, reduced its unamortized deferred debt issuance costs by $934, and recorded a total gain on the repurchases of $3,773 ($2,342 after-tax) which is recorded in Other income in the accompanying Consolidated Statements of Income.

The following table sets forth balance sheet information regarding the Company’s convertible notes:

	September 30, 2009	December 31, 2008
3.75% Convertible Notes:
Carrying value of equity component, net of tax	$11,731	$11,731

Principal value of liability component	$92,500	$100,000
Unamortized debt discount	(4,867)	(8,107)

Net carrying value of liability component	$87,633	$91,893

3.375% Convertible Notes:
Carrying value of equity component, net of tax	$10,772	$15,004

Principal value of liability component	$55,636	$100,000
Unamortized debt discount	(9,713)	(19,335)

Net carrying value of liability component	$45,923	$80,665

As of September 30, 2009, the remaining unamortized debt discount on the 3.75% Convertible Notes will be amortized over a period of 16 months. The effective interest rate on the liability component for the three- and nine-month periods ended September 30, 2009 and 2008 was 8.125%. As of September 30, 2009, the remaining unamortized debt discount on the 3.375% Convertible Notes will be amortized over a period of 54 months. The effective interest rate on the liability component for the three- and nine-month periods ended September 30, 2009 and 2008 was 8.00%.

The following table sets forth the components of interest expense for the Company’s convertible notes for the three- and nine-month periods ended September 30, 2009 and 2008.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Interest expense – 3.75% coupon	$887	$938	$2,762	$2,813
Interest expense – 3.75% debt discount amortization	895	892	2,772	2,624
Interest expense – 3.375% coupon	547	844	2,159	2,532
Interest expense – 3.375% debt discount amortization	379	740	1,785	2,176

	$2,708	$3,414	$9,478	$10,145

The 3.75% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after February 1, 2011. These notes may be converted by the holders, under certain circumstances, into a combination of cash and common stock of the Company at a conversion value equal to 48.4024 shares per note, equivalent to a conversion price of approximately $20.66 per share of common stock. The first $1 of the conversion value of each note would be paid in cash and the additional conversion value, if any, would be paid in cash or common stock, at the option of the Company. As of September 30, 2009, the “if converted value” does not exceed the principal amount of the 3.75% Convertible Notes.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(All dollar amounts included in the notes are stated in thousands except per share data.)

The 3.375% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. These notes may be converted, under certain circumstances, into a combination of cash and common stock of the Company at a conversion value equal to 35.2138 shares per note, equivalent to a conversion price of approximately $28.40 per share of common stock. The first $1 of the conversion value of each note would be paid in cash and the additional conversion value, if any, would be paid in cash or common stock, at the option of the Company. As of September 30, 2009, the “if converted value” does not exceed the principal amount of the 3.375% Convertible Notes.

The 3.75% Convertible Notes and the 3.375% Convertible Notes are eligible for conversion upon meeting certain conditions as provided in the respective indenture agreements. The eligibility for conversion is determined quarterly. During the third quarter of 2009, neither the 3.75% Convertible Notes nor the 3.375% Convertible Notes were eligible for conversion. During the fourth quarter of 2009, neither of the Convertible Notes will be eligible for conversion.

The Company’s debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios, and minimum levels of net worth. The Company is in compliance with its debt covenants as of September 30, 2009, and is closely monitoring its future compliance based on current and future economic conditions.

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

The Company uses financial instruments to hedge its exposures to fluctuations in interest rates. The Company currently has two, three-year interest rate swap agreements expiring in March 2011 which together convert the interest on the first $100,000 of the Company’s one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 2.947% plus the borrowing spread.

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

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(All dollar amounts included in the notes are stated in thousands except per share data.)

The following table sets forth the fair value amounts of derivative instruments held by the Company as of September 30, 2009.

	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(3,097)
Foreign exchange contracts	289	—

	289	(3,097)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	10	(827)

Total derivatives	$299	$(3,924)

Asset derivatives are recorded in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. Liability derivatives related to interest rate contracts and foreign exchange contracts are recorded in Other liabilities and Accrued liabilities, respectively, in the accompanying Consolidated Balance Sheets.

The following table sets forth the gain (loss) recorded in Accumulated other comprehensive income (loss), net of tax, for the three- and nine-month periods ended September 30, 2009 for derivatives held by the Company.

Derivatives in hedging relationships	Three months ended September 30, 2009	Nine months ended September 30, 2009
Cash flow hedges:
Interest rate contracts	$188	$287
Foreign exchange contracts	125	(125)

	$313	$162

Amounts included within Accumulated other comprehensive income (loss) that were reclassified to income during the three- and nine-month periods ended September 30, 2009 resulted in a fixed rate of interest of 2.947% plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings. The amounts reclassified for the foreign exchange contracts were not material. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the three- and nine-month periods ended September 30, 2009.

The following table sets forth the gain (loss) recorded in Other income (expense) in the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2009 for derivatives held by the Company. Such amounts were substantially offset by gains (losses) recorded on the underlying hedged asset or liability.

Derivatives in hedging relationships	Three months ended September 30, 2009	Nine months ended September 30, 2009
Non-designated hedges:
Foreign exchange contracts	$2,786	$2,438

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(All dollar amounts included in the notes are stated in thousands except per share data.)

11. Fair Value Measurements

On January 1, 2009, the Company adopted the provisions of an accounting standard related to fair value measurements of non-financial assets and non-financial liabilities. The non-financial assets and non-financial liabilities for which the Company will apply the fair value provisions of this accounting standard include: goodwill, intangible and other long-lived asset impairment testing; asset retirement obligations; liabilities for exit or disposal activities; and business combinations. Application of the fair value provisions to non-financial assets and non-financial liabilities did not impact the Consolidated Balance Sheet as of September 30, 2009 or the Consolidated Statement of Income for the three- or nine-month periods ended September 30, 2009. See Note 16.

The accounting standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis as of September 30, 2009:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset derivatives	$299	$—	$299	$—
Liability derivatives	(3,924)	—	(3,924)	—
Rabbi trust assets	1,298	1,298	—	—

	$(2,327)	$1,298	$(3,625)	$—

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

As disclosed within the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the fair values of the 3.75% Convertible Notes and 3.375% Convertibles Notes were approximately $0.877 and $0.645 per $1 note, respectively. As of September 30, 2009, the fair values of the 3.75% Convertible Notes and the 3.375% Convertible Notes were approximately $1.049 and $0.881 per $1 note, respectively.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(All dollar amounts included in the notes are stated in thousands except per share data.)

12. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
Pensions	2009	2008	2009	2008
Service cost	$1,582	$1,864	$4,994	$5,743
Interest cost	5,718	5,471	16,843	17,219
Expected return on plan assets	(7,693)	(7,646)	(22,767)	(23,801)
Amortization of prior service cost	236	311	709	933
Recognized losses	503	411	1,401	1,581
Curtailment loss	200	—	200	—

Net periodic benefit cost	$546	$411	$1,380	$1,675

	Three months ended September 30,		Nine months ended September 30,
Other Postretirement Benefits	2009	2008	2009	2008
Service cost	$119	$179	$349	$565
Interest cost	902	1,062	2,645	3,377
Amortization of prior service cost	(190)	229	(559)	738
Recognized losses	52	67	152	212

Net periodic benefit cost	$883	$1,537	$2,587	$4,892

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

13. Income Taxes

The Company’s effective tax rate from continuing operations for the first nine months of 2009 was 5.1%, a decrease from a rate of 8.9% used for the first half of 2009. This decrease in the effective tax rate including certain discrete items resulted in a net tax benefit of $373 for the third quarter of 2009. In 2008, the Company’s effective tax rate was 20.3% in the first nine months of the year and 22.1% for the full year. The decrease in the effective tax rate from the full year 2008 and first half 2009 rates was primarily driven by the projected change in the mix of income to lower taxing jurisdictions.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(All dollar amounts included in the notes are stated in thousands except per share data.)

14. Information on Business Segments

The following table sets forth information about the Company’s operations by its two reportable business segments:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net sales
Logistics and Manufacturing Services	$131,309	$168,742	$410,546	$545,778
Precision Components	130,041	168,409	371,560	561,197
Intersegment sales	(1,011)	(3,340)	(4,416)	(10,255)

Total net sales	$260,339	$333,811	$777,690	$1,096,720

Operating profit
Logistics and Manufacturing Services	$11,871	$23,467	$38,777	$73,702
Precision Components	2,686	19,146	10,383	71,482

Total operating profit	14,557	42,613	49,160	145,184
Interest income	54	137	371	414
Interest expense	(5,293)	(6,481)	(17,234)	(20,331)
Other income (expense), net	1,198	46	2,276	(2,084)

Total income from continuing operations before income taxes	$10,516	$36,315	$34,573	$123,183

15. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not significant as of September 30, 2009 and December 31, 2008.

Income Taxes

In connection with an Internal Revenue Service (“IRS”) audit for the tax years 2000 through 2002, the IRS proposed adjustments to these tax years of approximately $16,500, plus a potential penalty of 20% of the tax assessment plus interest. The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries. The Company filed an administrative protest of these adjustments. In the third quarter of 2009, the Company was informed that its protest was denied and a tax assessment was received from the Appeals Office of the IRS. The Company continues to believe its tax position on the issues raised by the IRS is correct and the Company plans to continue to take appropriate actions to vigorously defend its position. The Company believes it will prevail on this issue. Any additional impact on the Company’s liability for income taxes cannot presently be determined, but the Company continues to believe it is adequately provided for and the outcome will not have a material impact on its results of operations, financial position or cash flows.

16. Accounting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued a standard related to fair value measurements. This standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted the provisions of this standard effective January 1, 2008 except as it related to those nonfinancial assets and nonfinancial liabilities excluded for which the provisions of this standard were adopted effective January 1, 2009. See Note 11.

The Company adopted the provisions of a revised standard for business combinations as it relates to acquisitions made after December 31, 2008. The provisions of this revised standard change how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. The Company has not made any acquisitions subsequent to the effective date of this standard for which the provisions must be applied.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(All dollar amounts included in the notes are stated in thousands except per share data.)

In the first quarter of 2009, the Company adopted the provisions of a newly issued standard related to the disclosures for derivative instruments and hedging activities. See Note 10.

Effective January 1, 2009, the Company retroactively adopted the provisions of a newly issued standard related to certain convertible debt instruments. See Note 9.

Effective January 1, 2009, the Company adopted the provisions of a newly issued standard for participating securities. This standard clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, as such, should be included in the calculation of basic earnings per share. The Company did not retrospectively adjust prior periods for the impact on basic and diluted earnings per share as the amount of the adjustment would not have been significant.

In the second quarter of 2009, the Company adopted the provisions of a newly issued standard related to subsequent events. The provisions of this standard set forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. See Note 17.

In June 2009, the FASB issued the FASB Accounting Standards Codification. This standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with U.S. GAAP. This standard was adopted by the Company in the third quarter of 2009. The adoption of the provisions of this standard did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In August 2009, the Company adopted the provisions of a newly issued Accounting Standards Update related to measuring liabilities at fair value. This update provides clarification that in circumstances in which a quoted price is not available, a reporting entity is required to measure fair value using certain valuation techniques. This update was effective for the Company in the third quarter of 2009. The adoption of this update did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

17. Subsequent Event

The Company’s management has evaluated potential subsequent events for recording and / or disclosure through October 30, 2009, the date the accompanying Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 was issued.

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three- and nine-month periods ended September 30, 2009 and 2008, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 30, 2009 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Barnes Group Inc.:

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of September 30, 2009, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2009 and September 30, 2008 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2009 and September 30, 2008. This interim financial information is the responsibility of the Company’s management.

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
PricewaterhouseCoopers LLP Hartford, Connecticut October 30, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Please refer to the Overview found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Annual Report on Form 10-K and other documents related to the Company are located on the Company’s website: www.bginc.com. This Overview sets forth key management objectives and key performance indicators used by management as well as key industry and economic data tracked by management.

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

Effective January 1, 2009, the Company retroactively adopted the provisions of a newly issued accounting standard for certain convertible debt instruments. See Note 9 of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further discussion of the impact of adoption.

All previously reported financial information has been adjusted on a retrospective basis to reflect the segment realignment, the discontinued operations and the change in the accounting for convertible debt for all periods presented.

Third Quarter 2009 Highlights

In the third quarter of 2009, the economic challenges from the first half of the year continued in many of our end-markets. The Logistics and Manufacturing Services segment was negatively affected by lower demand across the end-markets of its distribution business and by deferred maintenance in its aerospace aftermarket business. Precision Components’ industrial manufacturing business was impacted by the declines in end-markets it serves, including the transportation-related market, while its aerospace OEM business was affected by reduced customer inventory and production levels. As a result of this volatility, third quarter sales decreased 22.0% from the third quarter of 2008 to $260.3 million.

In the third quarter 2009, the Company took actions to further restructure the operations of the Precision Components segment by moving the operations of two facilities. These actions resulted in charges of $3.4 million in the third quarter of 2009 primarily related to employee termination costs and asset write-downs. These actions, along with the actions taken by the Company in the fourth quarter of 2008 and in the first half of 2009, improved the Company’s cost structure and its manufacturing footprint, thereby strengthening its global competitive position.

During the third quarter of 2009, the Company continued to focus its efforts on cash generation and working capital management. Particular attention on collecting receivables, reducing inventory and managing payment terms with vendors contributed to the generation of $77.8 million of cash from operating activities in the third quarter of 2009 which was used primarily to reduce overall debt levels. The Company also repurchased certain of its convertible notes in exchange for treasury shares during the third quarter of 2009. These actions to reduce overall debt levels contributed to the Company’s ability to comply with its debt covenants.

RESULTS OF OPERATIONS

Sales

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2009	2008	Change		2009	2008	Change
Logistics and Manufacturing Services	$131.3	$168.7	$(37.4)	(22.2)%	$410.5	$545.8	$(135.2)	(24.8)%
Precision Components	130.0	168.4	(38.4)	(22.8)%	371.6	561.2	(189.6)	(33.8)%
Intersegment sales	(1.0)	(3.3)	2.3	69.7%	(4.4)	(10.3)	5.8	56.9%

Total	$260.3	$333.8	$(73.5)	(22.0)%	$777.7	$1,096.7	$(319.0)	(29.1)%

The Company reported net sales of $260.3 million in the third quarter of 2009, a decrease of $73.5 million or 22.0% from the third quarter of 2008. The sales decrease reflected $71.1 million of organic sales declines which included $35.6 million at Logistics and Manufacturing Services and $37.8 million at Precision Components. The strengthening of the U.S. dollar against foreign currencies as compared to the same period in 2008, primarily in Europe and Canada, decreased net sales by approximately $2.4 million in the third quarter of 2009.

Sales for the nine-month period ended September 30, 2009 were $777.7 million, a decrease of $319.0 million or 29.1% from the nine-month period ended September 30, 2008. The sales decrease reflected $291.1 million of organic sales declines which included $118.7 million at Logistics and Manufacturing Services and $178.2 million at Precision Components. Additionally, the sale of Spectrum Plastics in 2008 resulted in a reduction in sales of $1.3 million as compared to 2008. The strengthening of the U.S. dollar against foreign currencies as compared to the same period in 2008, primarily in Europe and Canada, decreased net sales by approximately $26.6 million in the first nine months of 2009.

Expenses and Operating Income

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2009	2008	Change		2009	2008	Change
Cost of sales	$170.5	$208.1	$(37.6)	(18.1)%	$503.4	$677.6	$(174.2)	(25.7)%
% of sales	65.5%	62.3%			64.7%	61.8%

Gross profit	89.8	125.7	(35.9)	(28.5)%	274.3	419.1	(144.8)	(34.5)%
% of sales	34.5%	37.7%			35.3%	38.2%

Selling and administrative expenses	75.3	83.1	(7.8)	(9.4)%	225.2	273.9	(48.7)	(17.8)%
% of sales	28.9%	24.9%			29.0%	25.0%

Operating income	14.6	42.6	(28.1)	(65.8)%	49.2	145.2	(96.1)	(66.1)%
% of sales	5.6%	12.8%			6.3%	13.2%

Cost of sales in the third quarter of 2009 decreased 18.1% from the 2008 period which was less than the percentage reduction in sales and resulted in an increase in cost of sales as a percentage of sales and a reduction in gross profit margin of 3.2 percentage points to 34.5%. Selling and administrative expenses in the third quarter of 2009 decreased 9.4% from the third quarter of 2008. The decreases in cost of sales and selling and administrative expenses resulted primarily from the significantly lower sales volumes in each of the businesses of Logistics and Manufacturing Services and Precision Components, and, to a lesser extent, from the benefits of discrete cost reduction actions taken in 2008 and the first half of 2009 and other cost saving initiatives. Selling and administrative costs in the third quarter of 2009 included $3.4 million primarily related to employee termination costs and asset write-downs at Precision Components. As a result, operating income in the third quarter of 2009 decreased 65.8% from the third quarter of 2008 and operating margin declined from 12.8% to 5.6%.

Cost of sales in the first nine months of 2009 decreased 25.7% from the 2008 period which was less than the percentage reduction in sales and resulted in an increase in cost of sales as a percentage of sales and a reduction in gross profit margin of 2.9 percentage points to 35.3%. Selling and administrative expenses in the first nine months of 2009 decreased 17.8% from the 2008 period. The decreases in cost of sales and selling and administrative expenses resulted primarily from the significantly lower sales volumes in each of the businesses of Logistics and Manufacturing Services and Precision Components as well as the benefits of the discrete cost reduction actions taken in 2008 and the first half of 2009. As a result, operating income in the first nine months of 2009 decreased 66.1% from the first nine months of 2008 and operating margin declined from 13.2% to 6.3%.

Other Income/Expense

Other income, net of Other expenses, increased $1.1 million in the third quarter of 2009 compared to the same period of 2008 primarily as a result of a $1.5 million gain on the repurchase of certain convertible notes. See Note 9 of the Notes to the Consolidated Financial Statements. Interest expense decreased $1.2 million in the third quarter of 2009 as a result of lower interest rates and borrowings.

For the nine-month period ended September 30, 2009, Other income, net of Other expenses, increased $4.3 million compared to the first nine months of 2008 primarily as a result of a $3.8 million gain on the repurchase of convertible notes recorded in 2009 and the $1.2 million loss on the sale of Spectrum Plastics recorded in 2008. Interest expense decreased $3.1 million in the first nine months of 2009 as a result of lower interest rates.

Income Taxes

The Company’s effective tax rate from continuing operations for the first nine months of 2009 was 5.1%, a decrease from a rate of 8.9% used for the first half of 2009. This decrease in the effective tax rate including certain discrete items resulted in a net tax benefit of $0.4 million for the third quarter of 2009. In 2008, the Company’s effective tax rate was 20.3% in the first nine months of the year and 22.1% for the full year. The decrease in the effective tax rate from the full year 2008 and first half 2009 rates was primarily driven by the projected change in the mix of income to lower taxing jurisdictions.

In connection with an IRS audit for the tax years 2000 through 2002, the IRS proposed adjustments to these tax years of approximately $16.5 million, plus a potential penalty of 20% of the tax assessment plus interest. The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries. The Company filed an administrative protest of these adjustments. In the third quarter of 2009, the Company was informed that its protest was denied and a tax assessment was received from the Appeals Office of the IRS. The Company continues to believe its tax position on the issues raised by the IRS is correct and the Company plans to continue to take appropriate actions to vigorously defend its position. The Company believes it will prevail on this issue. Any additional impact on the Company’s liability for income taxes cannot presently be determined, but the Company continues to believe it is adequately provided for and the outcome will not have a material impact on its results of operations, financial position or cash flows.

Net Income and Net Income per Share

(in millions, except per share data)	Three months ended September 30,				Nine months ended September 30,
	2009	2008	Change		2009	2008	Change
Income from continuing operations	$10.9	$29.2	$(18.3)	(62.8)%	$32.8	$98.2	$(65.4)	(66.6)%
Net income	10.9	27.8	(16.9)	(60.9)%	32.8	93.7	(60.9)	(65.0)%

Per common share:
Basic:
Income from continuing operations	.20	.54	(.34)	(63.0)%	.61	1.81	(1.20)	(66.3)%
Loss from discontinued operations, net of tax	—	(.03)	.03	100.0%	—	(.08)	.08	100.0%

Net income	$.20	$.51	$(.31)	(60.8)%	$.61	$1.73	$(1.12)	(64.7)%

Diluted:
Income from continuing operations	.20	.52	(.32)	(61.5)%	.61	1.73	(1.12)	(64.7)%
Loss from discontinued operations, net of tax	—	(.03)	.03	100.0%	—	(.08)	.08	100.0%

Net income	$.20	$.49	$(.29)	(59.2)%	$.61	$1.65	$(1.04)	(63.0)%

Weighted average common shares outstanding:
Basic	54.3	54.5	(0.2)	(0.4)%	53.5	54.3	(0.8)	(1.6)%
Diluted	54.6	56.3	(1.8)	(3.1)%	53.7	56.7	(2.9)	(5.2)%

In the third quarter of 2009, basic and diluted income from continuing operations per share decreased 63.0% and 61.5%, respectively, as compared to the third quarter of 2008, and in the first nine months of 2009 decreased 66.3% and 64.7%, respectively, as compared to the first nine months of 2008. The decreases were directly attributable to the decline in income from continuing operations in these periods.

Basic weighted average shares outstanding decreased mainly as a result of the impact of stock repurchases primarily in the fourth quarter of 2008 offset in part by 737,463 shares of treasury stock contributed to the Company’s pension plans in April 2009 and 1,154,265 shares of treasury stock used to repurchase certain of the Company’s convertible notes in August 2009. Diluted weighted average shares outstanding decreased as a result of the decrease in basic weighted average shares outstanding and the decrease in the dilutive effect of potentially issuable shares under the employee stock plans and the convertible notes which was driven by a decline in the Company’s stock price.

Financial Performance by Business Segment

Logistics and Manufacturing Services

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2009	2008	Change		2009	2008	Change
Sales	$131.3	$168.7	$(37.4)	(22.2)%	$410.5	$545.8	$(135.2)	(24.8)%
Operating profit	11.9	23.5	(11.6)	(49.4)%	38.8	73.7	(34.9)	(47.4)%
Operating margin	9.0%	13.9%			9.4%	13.5%

Logistics and Manufacturing Services recorded sales of $131.3 million in the third quarter of 2009, a 22.2% decrease from the third quarter of 2008, and $410.5 million in the first nine months of 2009, a 24.8% decrease from the first nine months of 2008. The decreases in the third quarter and first nine months of 2009 were primarily a result of a reduction in organic sales in all businesses of $35.6 million and $118.7 million, respectively. The lower organic sales in 2009 were largely the result of softness in the distribution businesses in North America and Europe due primarily to continued weakness in the transportation-related and industrial markets served and, to a lesser extent, a reduced sales force compared to 2008. In addition, sales declines in the aerospace aftermarket were driven by lower aircraft utilization and deferred maintenance activities. The negative impact of foreign currency translation decreased sales by approximately $1.8 million in the third quarter of 2009 and $16.5 million in the first nine months of 2009 as the U.S. dollar strengthened against foreign currencies primarily in Europe and Canada as compared to the same period in 2008.

Operating profit at Logistics and Manufacturing Services in the third quarter of 2009 decreased 49.4% from the third quarter of 2008 to $11.9 million and operating profit in the first nine months of 2009 decreased 47.4% to $38.8 million. The decline in both periods was driven by the profit impact of the lower sales volumes in each of its businesses due to the impact of economic conditions on the end-markets served. Partially offsetting these declines was the positive impact of operational and productivity initiatives, including the lower operating costs resulting from the discrete actions taken in 2008 to address deteriorating market conditions and geographical complexities and actions taken in the first half of 2009 to further align the cost structure with sales volumes.

Outlook:

Organic sales levels in the distribution businesses of the Logistics and Manufacturing Services segment are largely dependent upon the economy in the regions served, the retention of its customers and continuation of sales volumes to such customers, and its sales force. The current economic conditions are expected to provide challenges to these businesses as customers continue to actively manage costs and inventory levels. Management believes future sales growth will result from improvements in economic and end-market conditions, further market penetration and sales force productivity initiatives. Near-term sales growth in the aerospace aftermarket business is expected to continue to be impacted by deferred maintenance activities and lower capacity usage within the industry. Management believes its aerospace aftermarket business is favorably positioned based on strong customer relationships, including long-term maintenance and repair contracts in the overhaul and repair business, and expected future demand in the aftermarket spare parts business.

Operating profit at Logistics and Manufacturing Services is expected to be negatively affected by the profit impact of the decline in sales volume in each of its businesses as well as pricing pressures. Profitability is expected to be favorably impacted by lower costs resulting from discrete fourth quarter 2008 actions, structural changes made in the distribution businesses and other cost control efforts. Management continues to evaluate additional initiatives needed to align the cost structures of its businesses with the expected sales volumes. The aftermarket Revenue Sharing Programs (“RSP”) will continue to be impacted by the management fees payable to its customer which generally increase in the fourth or later years of each program. These and other similar fees are deducted from sales and temper aftermarket RSP sales growth and operating margin.

Precision Components

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2009	2008	Change		2009	2008	Change
Sales	$130.0	$168.4	$(38.4)	(22.8)%	$371.6	$561.2	$(189.6)	(33.8)%
Operating profit	2.7	19.1	(16.5)	(86.0)%	10.4	71.5	(61.1)	(85.5)%
Operating margin	2.1%	11.4%			2.8%	12.7%

Sales at Precision Components were $130.0 million in the third quarter of 2009, a 22.8% decrease from the third quarter of 2009, and $371.6 million in the first nine months of 2009, a 33.8% decrease from the first nine months of 2008. The lower sales levels were primarily a result of weaker global economic conditions. The industrial manufacturing businesses in North America and Europe reported significant sales declines primarily resulting from the global recession and were most impacted by the recession’s effect on the transportation industry, most notably automotive. Additionally, sales decreased in the aerospace OEM business as customers reduced inventory and lowered production levels. The negative impact of foreign currency translation decreased sales $0.6 million and $10.1 million in the third quarter and first nine months of 2009, respectively. Spectrum Plastics recorded sales of $1.3 million in the nine-month period ended September 30, 2008, thus the sale of this business in 2008 resulted in a reduction in sales of this amount in the nine-month period ended September 30, 2009.

Operating profit in the third quarter of 2009 at Precision Components was $2.7 million, a decrease of 86.0% from the 2008 third quarter, and $10.4 million in the first nine months of 2009, a decrease of 85.5% from the first nine months of 2008. Operating profit in both the third quarter and the first nine months of 2009 was positively impacted by lower costs resulting from the discrete actions taken in late 2008 to address deteriorating market conditions including personnel reductions and plant consolidations, and initiatives focused on cost savings and cost containment. The favorable impact of these initiatives, however, only partially offset the profit impact of substantially lower sales levels in 2009 and the costs of actions taken throughout 2009 which included the third quarter 2009 restructuring charge of $3.4 million primarily for employee termination costs and asset write-downs associated with moving the operations of two facilities.

Outlook:

In the industrial manufacturing businesses, management is focused on generating organic sales growth by leveraging the benefits of the diversified products and industrial end markets in which its businesses have a global presence as well as gaining market share. Sales growth in the global markets served by these businesses is expected to remain challenging due to the current economic conditions. However, increased order activity in certain end markets, including transportation, may provide incremental benefits in the near-term. Sales in the aerospace OEM business are driven by its commercial engine order backlog through its participation in certain strategic engine programs. Backlog in this business was $326.5 million at September 30, 2009, of which approximately 64% is expected to be shipped in the next 12 months. The aerospace OEM business may be further impacted by downward adjustments of customer inventory levels, production schedule delays or reductions of specific engine programs, and general softness in the aerospace market driven by the current worldwide economic recession. However, management believes that strong long-term aerospace industry fundamentals remain which, together with new programs, will drive future sales growth in this business.

Operating profit is largely dependant on the sales volumes within all businesses of the segment. Management expects a favorable impact on profitability from the cost actions taken in these businesses and other cost-saving and cost-containment initiatives. Management continues to focus on improving profitability through organic sales growth, pricing initiatives and productivity and process improvements.

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

The Company’s ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. During 2009, management has focused and will continue to focus on cash flow and working capital management, and anticipates that operating activities in 2009 will continue to generate positive cash flow. In light of current economic events, the Company is closely monitoring its cash generation, usage and preservation with particular emphasis placed on managing working capital to generate cash.

Management expects lower levels of cash usage in 2009 particularly with respect to capital expenditures, RSP payments and scheduled debt payments. Management has limited its capital spending and expects discretionary capital spending to be in the range of $30 - $35 million in 2009, down from $51.9 million in 2008. Participation fee payments related to the RSPs were $57.5 million in 2008; however, no payments are anticipated in 2009. Additionally, of the Company’s long-term debt portfolio, only $15.2 million is due and payable in 2009 and $20.7 million is due and payable in 2010.

Recent distress in the financial markets has had an adverse impact on, among other things, security prices and investment valuations. The Company’s pension plans have been impacted by losses in the global equity markets and, together with the requirements set forth by the Federal Pension Protection Act, the Company’s 2009 funding requirements have increased. The return on plan assets impacts the future funding requirements, pension expense and the Company’s balance sheet due to the recognition of the funded status of the plans. The Company took specific actions in the second quarter of 2009 to increase the funded status of the plans, to meet the 2009 funding requirements and to mitigate potential required contributions beyond 2009 by making a cash contribution of $9.5 million and an incremental stock contribution of $9.8 million to its pension plans.

Operating cash flow may be supplemented with external borrowings to meet near-term organic business expansion needs and the Company’s current financial commitments. The credit markets are presenting companies with significant challenges in maintaining or expanding credit facilities. In the third quarter of 2009, the Company entered into a $35.0 million unsecured credit agreement with Wells Fargo Bank, N.A. which can be used for working capital, capital expenditures and general corporate purposes. The Company has assessed its credit facilities and currently expects that its bank syndicate, comprised of 15 banks, will continue to support the $400.0 million credit facility which matures in September 2012 and that Wells Fargo Bank, N.A. will continue to support the $35.0 million credit facility. At September 30, 2009, the Company had $229.0 million of unused and available for borrowings under its $400.0 million credit facility and $18.0 million of unused and available for borrowings under its $35.0 million credit facility, subject to covenants in the Company’s debt agreements. The Company believes its credit facilities, coupled with cash generated from operations, are adequate for its anticipated future requirements.

Current credit lines are closely monitored to ensure compliance with the Company’s various debt covenants. The Company’s most restrictive financial covenant (the “Debt Ratio”) requires the Company to maintain a ratio of Consolidated Total Debt to Adjusted earnings before interest expense, income taxes, and depreciation and amortization (“EBITDA”) as defined in the amended and restated revolving credit agreement of not more than 4.0 times as of September 30, 2009. The Debt Ratio will decrease to 3.75 times for fiscal quarters ending after September 30, 2009. Any breach of covenant would result in a technical default under the revolving credit agreement, the consequences of which are that the Company’s debt would become callable and other obligations, including the convertible notes, which are subject to the cross-default provisions of the revolving credit agreement, could also be accelerated to become immediately due and payable. The Company has taken and continues to take actions to sustain compliance with the debt covenants through strategies to increase Adjusted EBITDA and reduce debt. The result of these actions in the third quarter of 2009 resulted in an improvement in the Debt Ratio from 3.37 times at June 30, 2009 to 3.26 times at September 30, 2009.

We may from time to time seek to retire or repurchase our outstanding debt through cash purchases and / or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Cash Flow

	Nine months ended September 30,
(in millions)	2009	2008	Change
Operating activities	$125.7	$83.2	$42.6
Investing activities	(25.6)	(95.7)	70.1
Financing activities	(107.9)	18.9	(126.8)
Exchange rate effect	1.0	(1.3)	2.4

Increase (decrease) in cash	$(6.7)	$5.0	$(11.7)

Operating activities provided $125.7 million in cash in the first nine months of 2009 compared to $83.2 million provided in the first nine months of 2008. Compared to the 2008 period, operating cash flows in the 2009 period were positively impacted by significant reductions in working capital offset in part by lower operating performance and, to a lesser extent, a $9.5 million contribution to the Company’s pension plans. The reductions in working capital resulted primarily from lower inventory levels at both business segments during the 2009 period compared to the 2008 period reflecting management efforts to generate cash from working capital improvements as well as reduced customer demand. Improvements in cash flow from receivables and payables during 2009 resulted from focused efforts in all businesses to collect receivables and manage payment terms with vendors. The 2008 period included payments for the investment in inventory related to a spare parts product line at Logistics and Manufacturing Services.

Investing activities in the first nine months of 2009 primarily consisted of capital expenditures of $24.8 million compared to $42.0 million in the 2008 period. The 2008 period included cash used for participation fee payments related to the aftermarket RSPs of $57.5 million. No payments are required in 2009. Additionally, investing activities in 2008 included the net proceeds of $5.1 million on the sale of Spectrum Plastics.

Cash used by financing activities in the first nine months of 2009 included a net reduction in borrowings of $91.2 million including the repurchase of $34.7 million par value of convertible notes in exchange for cash at a discounted price of $28.7 million. These repurchases were funded with borrowings under revolving credit lines. In the 2009 period, the higher cash generated from operations and cash on hand were used for capital expenditures and dividends as well as debt reduction. A net increase in borrowings of $39.1 million was reported in the comparable 2008 period. Proceeds in the 2008 period were used primarily to finance working capital requirements, capital expenditures, dividends and RSP payments. Total cash used to pay dividends decreased in the 2009 period by $3.8 million from the comparable 2008 period, to $21.2 million due primarily to a decrease in the quarterly cash dividend per share from $0.16 per share to $0.08 per share in the third quarter of 2009.

At September 30, 2009, the Company held $14.2 million in cash and cash equivalents, the majority of which are held outside of the U.S. In general, the repatriation of cash to the U.S. would have adverse tax consequences and the balances remain outside the U.S. to fund future international investments.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At September 30, 2009, $171.0 million was borrowed at an average interest rate of 1.4% under the Company’s $400.0 million revolving credit facility which matures in September 2012. The Company currently has two, three-year interest rate swap agreements which together convert the interest on the first $100.0 million of the Company’s one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 2.947% plus the borrowing spread. During the third quarter of 2009, the Company entered into an additional $35.0 million credit agreement with Wells Fargo Bank and had borrowed $17.0 million under this facility as of September 30, 2009. As of September 30, 2009, the Company had borrowed $1.0 million under its short-term bank credit lines. The Company’s total borrowings at September 30, 2009 were comprised of approximately 49% fixed rate debt and approximately 51% variable rate debt. The interest payments on approximately 52% of the variable rate debt have been converted into payments of fixed rate interest plus the borrowing spread under the terms of the respective interest rate swap agreements.

Debt Covenants

The most restrictive financial covenant in the Company’s debt agreements requires the Company to maintain, as of the end of each fiscal quarter, a maximum ratio of Consolidated Total Debt to Adjusted EBITDA for the four fiscal quarters then ending, as defined in the $400.0 million amended and restated revolving credit agreement. That ratio was not more than 4.00 times at September 30, 2009. The ratio requirement will decrease to 3.75 times for any fiscal quarter ending after September 30, 2009. Following is a reconciliation of Adjusted EBITDA, as defined, to the Company’s net income (in millions):

Four fiscal quarters ended September 30, 2009
Net income	$21.7
Add back:
Interest expense	23.5
Income taxes	3.1
Depreciation and amortization	51.3
Other adjustments	15.4

Adjusted EBITDA, as defined	$115.0

Consolidated Total Debt, as defined, as of September 30, 2009	$375.3
Ratio of Consolidated Total Debt to Adjusted EBITDA	3.26

Other adjustments primarily relate to the loss from discontinued operations recorded in 2008. Consolidated Total Debt excludes the debt discount related to the change in accounting described in Note 9 of the Notes to the Consolidated Financial Statements. The Company’s financial covenants are measured as of the end of each fiscal quarter. At September 30, 2009, additional borrowings of $84.8 million would have been allowed under the covenants.

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

Business Acquisitions and Goodwill: Goodwill is subject to impairment testing annually or earlier testing if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Management completes their annual impairment assessment during the second quarter of each year. Management estimates the fair value of each reporting unit using the income approach, which reflects management’s cash flow projections, and/or the market approach in accordance with current accounting standards. Inherent in management’s development of cash flow projections are assumptions and estimates, including those related to future earnings and growth and the weighted average cost of capital. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company-specific and overall economic conditions. In the second quarter of 2009, management performed its annual impairment testing. Based on this assessment, there was no goodwill impairment.

Recent Accounting Changes

In December 2008, the FASB issued additional guidance related to employers’ disclosure about postretirement benefit plan assets. The provisions of this standard provide guidance on annual employers’ disclosures about plan assets of a defined benefit pension or other postretirement benefit plan and will be required beginning with the annual disclosures in 2009.

EBITDA

EBITDA for the first nine months of 2009 were $90.4 million compared to $177.7 million in the first nine months of 2008. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company’s operating performance. The Company’s definition of EBITDA may not be comparable with EBITDA as defined by other companies or in the Company’s amended and restated revolving credit agreement. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company’s net income (in millions):

	Nine months ended September 30,
	2009	2008
Net income	$32.8	$93.7
Add back:
Interest expense	17.2	20.3
Income taxes	1.8	24.0
Depreciation and amortization	38.6	39.7

EBITDA	$90.4	$177.7

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

There has been no significant change in the Company’s exposure to market risk during the first nine months of 2009. For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company’s third fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1-31, 2009	—		$—	—	2,492,683
August 1-31, 2009	30,066		$14.715	—	2,492,683
September 1-30, 2009	—		$—	—	2,492,683

Total	30,066	(1)	$14.715	—

(1)	All acquisitions of equity securities during the third quarter of 2009 were the result of the operation of the terms of the Company’s stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.
(2)	The program was publicly announced on May 8, 2008 authorizing repurchase of up to 5.0 million shares of the Company’s common stock.

Item 6.	Exhibits

(a) Exhibits

Exhibit 10.1	Barnes Group 2009 Deferred Compensation Plan

Exhibit 10.2	Trust Agreement between Barnes Group Inc. and Fidelity Management Trust Company, Barnes Group Inc. 2009 Deferred Compensation Plan Trust dated September 1, 2009.

Exhibit 10.3	Amendment No. 1 to the Barnes Group Inc. Retirement Benefit Equalization Plan

Exhibit 10.4	Amendment No. 2 to the Barnes Group Inc. Retirement Benefit Equalization Plan

Exhibit 10.5	Consulting agreement between Barnes Group Inc. and John R. Arrington dated September 1, 2009.

Exhibit 15	Letter regarding unaudited interim financial information.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date: October 30, 2009	/S/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr. Senior Vice President, Finance Chief Financial Officer (the principal Financial Officer)

Date: October 30, 2009	/S/ FRANCIS C. BOYLE, JR.
Francis C. Boyle, Jr. Vice President, Finance Chief Accounting Officer (the principal Accounting Officer)

EXHIBIT INDEX

Barnes Group Inc.

Quarterly Report on Form 10-Q

For Quarter ended September 30, 2009

Exhibit No.	Description	Reference

10.1	Barnes Group 2009 Deferred Compensation Plan	Filed with this report.

10.2	Trust Agreement between Barnes Group Inc. and Fidelity Management Trust Company, Barnes Group Inc. 2009 Deferred Compensation Plan Trust dated September 1, 2009.	Filed with this report.

10.3	Amendment No. 1 to the Barnes Group Inc. Retirement Benefit Equalization Plan.	Filed with this report.

10.4	Amendment No. 2 to the Barnes Group Inc. Retirement Benefit Equalization Plan.	Filed with this report.

10.5	Consulting agreement between Barnes Group Inc. and John R. Arrington dated September 1, 2009.	Filed with this report.

15	Letter regarding unaudited interim financial information.	Filed with this report.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.