Form 10-K
period 2009-12-31
BARNES GROUP INC
filed 2010-02-22
CIK 9984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the close of business on June 30, 2009 was approximately $569,850,032 based on the closing price of the Common Stock on the New York Stock Exchange on that date. The registrant does not have any non-voting common equity.

The registrant had outstanding 54,939,915 shares of common stock as of February 18, 2010.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 7, 2010 are incorporated by reference into Part III.

Barnes Group Inc.

Index to Form 10-K

Year Ended December 31, 2009

PART I

Item 1. Business

BARNES GROUP INC. (1)

Barnes Group Inc. is an international logistical services company and aerospace and industrial components manufacturer serving a wide range of end markets and customers. The products and services provided by Barnes Group are critical components for far-reaching applications that provide transportation, communication, manufacturing and technology to the world. These vital needs are met by our skilled workforce, a critical resource of Barnes Group. Founded in 1857 and headquartered in Bristol, Connecticut, Barnes Group was organized as a Delaware corporation in 1925. We have paid cash dividends to stockholders on a continuous basis since 1934. As of December 31, 2009, we had over 4,800 employees at over 68 locations worldwide. We operate under two global business segments: Logistics and Manufacturing Services, and Precision Components.

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

Logistics and Manufacturing Services has sales, distribution, and manufacturing operations in the United States, Belgium, Brazil, Canada, China, Denmark, France, Germany, Italy, Mexico, Singapore, Spain and the United Kingdom. Products and services are available in more than 32 countries.

The global operations are engaged in supplying, servicing, and manufacturing of maintenance, repair, and operating components. Activities include logistical support through vendor-managed inventory and technical sales for stocked replacement parts and other products, worldwide catalog offerings and custom solutions, and the manufacture and delivery of aerospace aftermarket spare parts, including the Revenue Sharing Programs (“RSPs”), and component repairs. Key business drivers include a value proposition centered on customer service, delivery, multiple sales channels, procurement systems, and strong customer relationships. In addition, the manufacturing and supplying of aerospace aftermarket spare parts, including the RSPs, are dependent upon the reliable and timely delivery of high-quality components.

Logistics and Manufacturing Services faces active competition throughout the world. The products and services offered are not unique, and its competitors provide substantially similar products and services. Competition comes from local, regional, and national, maintenance and repair supply distributors and specialty manufacturers of springs, gas struts and engineered hardware. The aerospace aftermarket business competes with aerospace original equipment manufacturers (“OEMs”), service centers of major commercial airlines and other independent service companies for the repair and overhaul of turbine engine components. Service alternatives, timeliness and reliability of supply, price, technical capability, product breadth, quality and overall customer service are important competitive factors. In 2009 sales by Logistics and Manufacturing Services to its largest customer, General Electric Company, accounted for approximately 16% of its total sales and sales to its next two largest customers accounted for approximately 8% of its total sales.

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

Precision Components has manufacturing, sales and distribution operations in the United States, Brazil, Canada, China, Germany, Korea, Mexico, Singapore, Sweden, Switzerland, Thailand and the United Kingdom. Sales by Precision Components to its largest customer, General Electric, accounted for approximately 27% of its sales in 2009. Sales to its next five largest customers in 2009 accounted for approximately 18% of its total sales.

FINANCIAL INFORMATION

The backlog of the Company’s orders believed to be firm at the end of 2009 was $428 million as compared with $454 million at the end of 2008. Of the 2009 year-end backlog, $399 million was attributable to the Precision Components segment and the balance was attributable to the Logistics and Manufacturing Services segment. Precision Components’ backlog included $123 million which is scheduled to be shipped after 2010. The remainder of the Company’s backlog is scheduled to be shipped during 2010. General Electric and its affiliates accounted for 21% of the Company’s total sales in 2009.

We continue to have a global manufacturing footprint to service our worldwide customer base. The global economies have a significant impact on the financial results of the business as we have significant operations outside of the United States. Logistics and Manufacturing Services has significant manufacturing locations in Singapore and has distribution centers and sales offices as well as a significant amount of business in Europe, Canada and Asia. Precision Components has manufacturing operations in Europe, Canada, Asia, Mexico and South America. For an analysis of our revenue from sales to external customers, and operating profit and assets by business segment as well as revenues from sales to external customers and long-lived assets by geographic area, see Note 21 of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K (“Annual Report”).

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

RESEARCH AND DEVELOPMENT

Although most of the products manufactured by us are custom parts made to customers’ specifications, we are engaged in continuing efforts aimed at discovering and implementing new knowledge that is useful in developing new products or services and significantly improving existing products or services. We spent approximately $4 million in 2009 and approximately $6 million in each of 2008 and 2007 on research and development activities.

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

RISKS RELATED TO OUR BUSINESS

We depend on revenues and earnings from a small number of significant customers. Any bankruptcy of or loss, cancellation, reduction or delay in purchases by these customers could harm our business. In 2009, our net sales to General Electric and its subsidiaries accounted for 21% of our total sales and approximately 16% and 27% of sales at Logistics and Manufacturing Services and Precision Components, respectively. Additionally, approximately 18% of Precision Components’ sales in 2009 were to its next five largest customers. Some of our success will depend on the economic viability of those customers. We cannot assure you that we will be able to retain our largest customers. A tightening in the credit markets may affect our customers’ ability to raise debt or equity capital. This may reduce the amount of liquidity available to our customers which may limit their ability to purchase products. Some of our customers may in the future reduce their purchases due to economic conditions or shift their purchases from us to our competitors, in-house or to other sources. Some of our long-term sales agreements provide that until a firm order is placed by a customer for a particular product, the customer may unilaterally reduce or discontinue its projected purchases without penalty, or terminate for convenience. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with new customers, or future price concessions we make to retain customers could significantly reduce our sales and profitability.

We have significant indebtedness that could affect our operations and financial condition. At December 31, 2009, we had consolidated debt and capitalized lease obligations of $351.5 million, representing approximately 34% of our total capital (indebtedness plus stockholders’ equity) as of that date. Our level of indebtedness and the significant debt servicing costs associated with that indebtedness could have important effects on our operations and financial condition and may adversely affect the value or trading price of our outstanding equity securities and debt securities. For example, our indebtedness could require us to dedicate a substantial portion of our cash flows from operations to payments on our debt, thereby reducing the amount of our cash flows available for working capital, capital expenditures, investments in technology and research and development, acquisitions, dividends and other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in the industries in which we compete; place us at a competitive disadvantage compared to our competitors, some of whom have lower debt service obligations and greater financial resources than we do; limit our ability to borrow additional funds; or increase our vulnerability to general adverse economic and industry conditions. In addition, current conditions in the worldwide credit markets place significant limitations on our ability to expand our credit lines beyond current bank commitments. Also, the fragile nature of the worldwide banking industry raises concerns that even current bank commitments may be at risk.

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

Our operations depend on our manufacturing, distribution, sales and service facilities, and information systems in various parts of the world which are subject to physical, financial, regulatory, operational and other risks that could disrupt our operations. During 2009, approximately 40% of our sales were from facilities outside of the United States. Also, we have a number of manufacturing facilities and distribution/sales centers outside the United States. The international scope of our business subjects us to risks such as threats of war, terrorism and instability of governments, and economic and legal systems in countries in which we or our customers conduct business. In addition, because we depend upon our information systems to help process orders, to manage inventory and accounts receivable collections, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations, and to help provide superior service to our customers, any disruption or failure in the operation of our information systems, including from conversions or integrations, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Some of our facilities are located in areas that may be affected by natural disasters, including earthquakes or tsunamis, which could cause significant damage and disruption to the operations of those facilities and, in turn, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, some of our manufacturing equipment and tooling is custom-made and is not readily replaceable. Loss of such equipment or tooling could have a negative impact on our manufacturing business, financial condition, results of operations and cash flows.

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

Our operations and assets subject us to additional financial and regulatory risks. We have operations and assets in various parts of the world. In addition, we sell our products and services to the U.S. government and in foreign countries. Accordingly, we are subject to various risks, including: U.S.-imposed embargoes of sales to specific countries; foreign import controls (which may be arbitrarily imposed or enforced); import regulations and duties; export regulations (which require us to comply with stringent licensing regimes); anti-dumping regulations; price and currency controls; exchange rate fluctuations; dividend remittance restrictions; expropriation of assets; war, civil uprisings and riots; government instability; requirements to provide certifications to the government with respect to compliance with government requirements; the necessity of obtaining governmental approval for new and continuing products and operations; legal systems or decrees, laws, taxes, regulations, interpretations and court decisions that are not always fully developed and that may be retroactively or arbitrarily applied; and difficulties in managing a global enterprise. We have experienced inadvertent violations of some of these regulations, including export regulations, product labeling regulations, and regulations prohibiting air transport of aerosol products, in the past, none of which has had or, we believe, will have a material adverse effect on our business. However, any significant violations of these regulations in the future could result in civil or criminal sanctions, and the loss of export or other licenses which could have a material adverse effect on our business. We may also be subject to unanticipated income taxes, excise duties, import taxes, export taxes or other governmental assessments, and taxes may be impacted by changes in legislation in the tax jurisdictions in which we operate. In addition, our organizational structure may limit our ability to transfer funds between countries, particularly into and out of the United States, without incurring adverse tax consequences. Any of these events could result in a loss of business or other unexpected costs that could reduce sales or profits and have a material adverse effect on our financial condition, results of operations and cash flows.

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

We have significant goodwill and an impairment of our goodwill could cause a decline in our net worth. Our total assets include substantial goodwill. At December 31, 2009, our goodwill totaled $373.6 million. The goodwill results from our acquisitions, representing the excess of the purchase price we paid over the net assets of the companies acquired. We assess whether there has been an impairment in the value of our goodwill during each calendar year or sooner if triggering events warrant. If future operating performance at one or more of our reporting units does not meet expectations or fair values fall due to significant stock market declines, we may be required to reflect a non-cash charge to operating results for goodwill impairment. The recognition of an impairment of a significant portion of goodwill would negatively affect our results of operations and total capitalization, the effect of which could be material.

We could be adversely affected by changes in interest rates. Our profitability may be adversely affected as a result of increases in interest rates. At December 31, 2009, we and our subsidiaries had approximately $351.5 million aggregate principal amount of consolidated debt and capitalized lease obligations outstanding, of which approximately 54% had interest rates that float with the market. A 100 basis point increase in the interest rate on the floating rate debt in effect at December 31, 2009 would have resulted in an approximate $2.5 million annualized increase in interest expense.

We may not realize all of the sales expected from our existing backlog or anticipated orders. At December 31, 2009, we had $428 million of order backlog. There can be no assurances that the revenues projected in our backlog will be realized or, if realized, will result in profits. We consider backlog to be firm customer orders for future delivery. From time to time, OEM customers of Precision Components provide projections of components and assemblies that they anticipate purchasing in the future under new and existing programs. Such projections are not included in our backlog unless we have received a firm release from our customers. Our customers may have the right under certain circumstances and with certain penalties or consequences to terminate, reduce or defer firm orders that we have in backlog. If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected. Although we strive to maintain ongoing relationships with our customers, there is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in our customers’ business needs or purchasing budgets.

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

We may not recover all of our up-front costs related to new or existing programs. New programs require significant up-front investments for capital equipment, engineering, design and tooling. As OEMs in the transportation and aerospace industries have looked to suppliers to bear increasing responsibility for the design, engineering and manufacture of systems and components, they have increasingly shifted the financial risk associated with those responsibilities to the suppliers as well. This trend is likely to continue and is most evident in the area of engineering cost reimbursement. Historically, these investments have been fully reimbursed by OEMs, but in the future there may be other mechanisms established by OEMs that could result in less than full reimbursement or no reimbursement. We cannot assure you that we will have adequate funds to make such up-front investments. In the event that we are unable to make such investments, or to recover them through sales or direct reimbursement from our customers, our profitability, liquidity and cash flows may be adversely affected. In addition, we incur costs and make capital expenditures for new program awards based upon certain estimates of production volumes. While we attempt to recover such costs and capital expenditures by appropriately pricing our products, the prices of our products are based in part upon planned production volumes. If the actual production is significantly less than planned, we may be unable to recover such costs. In addition, because a significant portion of our overall costs is fixed, declines in our customers’ production levels can adversely affect the level of our reported profits even if our up-front investments are recovered.

We may not recover all of our up-front costs related to RSPs. Our total investments in RSP participation fees as of December 31, 2009 equaled $293.7 million, all of which have been paid. We participate in aftermarket RSPs under which we receive an exclusive right to supply designated aftermarket parts to a large aerospace manufacturer over the life of an aircraft engine program. As consideration, we pay participation fees, which are recorded as long-lived intangible assets and are recognized as a reduction to sales over the life of the program. The recoverability of the asset is dependent upon future revenues related to the program’s aftermarket parts and is subject to impairment testing whenever events or circumstances indicate that its carrying amount may not be recoverable. The potential exists that actual revenues will not meet expectations. A shortfall in future revenues may result in the failure to recover the total amount of the investments, which could adversely affect our financial condition and results of operations and cash flows.

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

The departure of existing management and key personnel, a shortage of skilled employees or a lack of qualified sales professionals could materially affect our business, operations and prospects. Our executive officers are important to the management and direction of our business. Our future success depends, in large part, on our ability to retain or replace these officers and other capable management personnel. Although we believe we will be able to attract and retain talented personnel and replace key personnel should the need arise, our inability to do so could have a material adverse effect on our business, financial condition, results of operations or cash flows. Because of the complex nature of many of our products and services, we are generally dependent on an educated and highly skilled workforce. In addition, there are significant costs associated with the hiring and training of sales professionals. We could be adversely affected by a shortage of available skilled employees or the loss of a significant number of our sales professionals.

Any product liability claims in excess of insurance may adversely affect our financial condition. Our operations expose us to potential product liability risks that are inherent in the design, manufacture and sale of our products and the products we buy from third parties and sell to our customers. For example, we may be exposed to potential liability for personal injury or death as a result of the failure of a spring or other part in a vehicle or an aircraft component designed, manufactured or sold by us, or the failure of an aircraft component that has been serviced by us or of the components themselves, including potentially hazardous substances in a product purchased by us and sold by us to one of our customers. While we believe that our liability insurance is adequate to protect us from these liabilities, our insurance may not cover all liabilities. Additionally, insurance coverage may not be available in the future at a cost acceptable to us. Any material liability not covered by insurance or for which third-party indemnification is not available could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business, financial condition, results of operations and cash flows could be adversely impacted by strikes or work stoppages. As of December 31, 2009, approximately 13% of our U.S. employees are covered by collective bargaining agreements and 45% of our non-U.S. employees are covered by collective bargaining agreements or statutory trade union agreements. In 2010, the National Healthcare and Pension Agreement, which covers approximately 300 employees at our Bristol, Connecticut; Corry, Pennsylvania; and Saline, Michigan facilities, as well as the collective bargaining agreement covering approximately 30 employees at our Burlington, Canada facility, will be open for bargaining. Although we believe that our relations with our employees are good, we cannot assure you that we will be successful in our bargaining position, or that such bargaining will not result in significant increases in the cost of labor, including healthcare, pensions or other benefits. Any potential strikes or work stoppages, and the resulting adverse impact on our relationships with customers, could have a material adverse effect on our business, financial condition, results of operations or cash flows. Similarly, a protracted strike or work stoppage at any of our major customers, suppliers or other vendors could materially adversely affect our business.

RISKS RELATED TO THE INDUSTRIES IN WHICH WE OPERATE

A general economic downturn could adversely affect our business and financial results. All of our businesses are impacted by the health of the economies in which they operate. A decline in economies in which we operate could reduce demand for our products and services or increase pricing pressures, thereby having an adverse impact on our business, financial condition, results of operations and cash flows. We derive a large portion of our sales from the transportation industry. This industry has suffered from financial pressures which have had negative consequences for companies in, and companies with customers in, the transportation industry. The transportation industry has generally suffered from unfavorable pricing pressures in North America and other regions. The operation of our business within that industry subjects us to the pressures applicable to all companies operating in it. While the precise effects of such instability on the transportation industry are difficult to determine, they may negatively impact our business, financial condition, results of operations and cash flows.

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

Our customers’ businesses are generally cyclical. Weaknesses in the industries in which our customers operate could impact our revenues and profitability. The industries to which we sell tend to decline in response to overall declines in industrial production. The OEM aerospace unit of Precision Components and the aftermarket aerospace unit of Logistics and Manufacturing Services are heavily dependent on the commercial aerospace industry, which is cyclical. In addition, parts of both Precision Components, and Logistics and Manufacturing Services are dependent on the transportation industry, and general industrial and tooling markets, all of which are also cyclical. Many of our customers have historically experienced periodic downturns, which often have had a negative effect on demand for our products.

Original equipment manufacturers in the transportation and aerospace industries have significant pricing leverage over suppliers and may be able to achieve price reductions over time. There is substantial and continuing pressure from OEMs in the transportation, including automotive and aerospace, industries to reduce the prices they pay to suppliers. We attempt to manage such downward pricing pressure, while trying to preserve our business relationships with our customers, by seeking to reduce our production costs through various measures, including purchasing raw materials and components at lower prices and implementing cost-effective process improvements. Our suppliers have periodically resisted, and in the future may resist, pressure to lower their prices and may seek to impose price increases. In the past, our efforts to convince our key transportation OEM customers to share in raw material price increases were met with partial success. If we are unable to offset OEM price reductions through these measures, our profitability and cash flows could be adversely affected. In addition, OEMs have substantial leverage in setting purchasing and payment terms, including the terms of accelerated payment programs under which payments are made prior to the account due date in return for an early payment discount. OEMs can unexpectedly change their purchasing policies or payment practices, which could have a negative impact on our short-term working capital.

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

RISKS RELATED TO ACQUISITIONS

We may not be able to effectively integrate acquired companies into our operations. We completed 15 acquisitions between 1999 and 2006. We seek acquisition opportunities that complement and expand our operations and that will help create stockholder value over the long term. We cannot assure you that we will be able to effectively integrate our acquisitions into our operations. We may not be able to do so successfully without substantial costs, delays or other difficulties. We could face significant challenges in consolidating functions and integrating procedures, information technology systems, personnel, product lines and operations in a timely and efficient manner. We may encounter difficulties in training our sales forces to work with new products and customers.

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

We may not be able to realize the anticipated cost savings, synergies or revenue enhancements from acquisitions, and we may incur significant costs to achieve these savings. Even if we are able to integrate successfully our operations and the operations of our acquisitions, we may not be able to realize the cost savings, synergies or revenue enhancements that we anticipate from these acquisitions, either as to amount or in the time frame that we expect. Our ability to realize anticipated cost savings, synergies and revenue enhancements may be affected by a number of factors, including the following: our ability to effectively eliminate duplicative back office overhead and overlapping sales personnel, rationalize manufacturing capacity, synchronize information technology systems, consolidate warehousing and distribution facilities and shift production to more economical facilities; significant cash and non-cash integration and implementation costs or charges in order to achieve those cost savings, which could offset any such savings and other synergies resulting from our acquisitions; and our ability to avoid labor disruption in connection with integration efforts. In addition, our growth to date has placed, and future acquisitions could continue to place, significant demand on our administrative, operational, information technology and financial resources.

Future acquisitions and strategic alliances are a key component of our anticipated growth. We may not be able to identify or complete future acquisitions or strategic alliances. Turmoil in the equity and credit markets may limit our ability to undertake acquisitions. A significant portion of the industries that we serve are mature industries. As a result, our future growth may depend in part on the successful acquisition and integration of businesses into our existing operations. While we are focused on adding strategic pieces to our operations by acquiring companies, manufacturing and service assets and technologies that complement our existing businesses, we may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms, obtain regulatory approval or otherwise complete acquisitions in the future. In addition, opportunities to enter into additional aftermarket RSPs or alliances may be limited. Aftermarket RSPs will have an impact on the rate of future growth and profitability as a result of the business mix, the number of new RSPs entered into, the level of aftermarket volume, increasing management fees, the amortization of the participation fees, and the expiration of the Singapore Pioneer tax incentives on these programs.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate 26 manufacturing facilities throughout the world, 21 of which are part of the Precision Components segment, and the balance are part of Logistics and Manufacturing Services. Fifteen of the facilities are in the United States; the balance are located in Europe, Asia, Mexico, Brazil and Canada. Eighteen of the facilities are owned; the balance are leased.

In addition to its manufacturing facilities, Precision Components has seven facilities engaged in activities related to its manufacturing operations, including sales, assembly, development and distribution.

Logistics and Manufacturing Services operates 16 distribution centers: eight in the United States, and the balance in Europe and Canada. Five of the distribution centers are owned; the balance are leased. Logistics and Manufacturing Services also has 18 sales and support facilities, 16 of which are leased. Three of the facilities are in the United States; the balance are located in Europe, Canada, Mexico, Brazil and China. Logistics and Manufacturing Services also has one global sourcing office in Asia.

The Company’s corporate office in Bristol, Connecticut is owned.

Item 3. Legal Proceedings

We are subject to litigation from time to time in the ordinary course of business. There are no material pending legal proceedings to which we or any of our subsidiaries is a party, or of which any of our or their property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

The Company’s common stock is traded on the New York Stock Exchange under the symbol “B”. The following table sets forth, for the periods indicated, the low and high sales price per share, as reported by the New York Stock Exchange, and dividends declared and paid.

	2009
	Low	High	Dividends
Quarter ended March 31	$7.69	$16.04	$0.16
Quarter ended June 30	10.33	16.94	0.16
Quarter ended September 30	10.85	17.87	0.08
Quarter ended December 31	15.01	19.11	0.08

	2008
	Low	High	Dividends
Quarter ended March 31	$20.39	$34.15	$0.14
Quarter ended June 30	22.77	32.33	0.16
Quarter ended September 30	18.56	25.35	0.16
Quarter ended December 31	8.51	20.25	0.16

Stockholders

As of February 9, 2010, there were approximately 5,950 holders of record of the Company’s common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals or entities are registered in the name of a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are approximately 11,989 beneficial owners of its common stock as of February 9, 2010.

Dividends

Payment of future dividends will depend upon the Company’s financial condition, results of operations and other factors deemed relevant by the Company’s Board of Directors, as well as any limitations resulting from financial covenants on net worth under the Company’s credit facilities. See the table above for dividend information for 2009 and 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding Securities Authorized for Issuance Under Equity Compensation Plans, see Part III, Item 12 of this Annual Report.

Performance Graph

A stock performance graph based on cumulative total returns (price change plus reinvested dividends) for $100 invested on December 31, 2004 is set forth below.

	2004	2005	2006	2007	2008	2009
BGI	$100.0	$127.9	$173.0	$270.7	$121.5	$147.0
S&P 600	$100.0	$107.7	$124.0	$123.6	$85.2	$107.0
Russell 2000	$100.0	$104.6	$123.8	$121.8	$80.7	$102.6

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

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1-31, 2009	319		$18.155	—	2,492,683
November 1-30, 2009	419		$16.460	—	2,492,683
December 1-31, 2009	—		—	—	2,492,683

Total	738	(1)	$17.193	—

(1)	All acquisitions of equity securities during the fourth quarter of 2009 were the result of the operation of the terms of the Company’s stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.
(2)	The program was publicly announced on May 8, 2008 authorizing repurchase of up to 5.0 million shares of its common stock. This program replaced a previous authorization for the repurchase of up to 1.0 million shares of its common stock that was approved on April 12, 2001.

Item 6. Selected Financial Data

	2009	2008 (6)	2007 (5)(6)	2006 (4)(5)(6)	2005 (3)(4)(5)(6)
Per common share (1)
Income from continuing operations
Basic	$0.72	$1.72	$1.87	$1.44	$1.15
Diluted	0.72	1.66	1.74	1.38	1.10
Net income
Basic	0.72	1.53	1.83	1.42	1.13
Diluted	0.72	1.48	1.70	1.36	1.09
Dividends declared and paid	0.48	0.62	0.545	0.485	0.42
Stockholders’ equity (at year-end)	12.50	11.46	12.24	10.09	8.58
Stock price (at year-end)	16.90	14.50	33.39	21.75	16.50

For the year (in thousands)
Net sales	$1,034,159	$1,362,091	$1,418,151	$1,239,395	$1,081,455
Operating income	60,515	147,940	155,163	118,121	77,028
As a percent of net sales	5.9%	10.9%	10.9%	9.5%	7.1%
Income from continuing operations	$39,001	$92,681	$99,917	$73,079	$54,071
As a percent of net sales	3.8%	6.8%	7.0%	5.9%	5.0%
Net income	$39,001	$82,578	$97,612	$72,080	$53,453
As a percent of net sales	3.8%	6.1%	6.9%	5.8%	4.9%
As a percent of average stockholders’ equity	6.2%	11.6%	16.3%	15.0%	13.9%
Depreciation and amortization	$51,487	$52,403	$50,607	$42,226	$34,858
Capital expenditures	30,502	51,869	50,197	41,712	26,097
Weighted average common shares outstanding – basic	53,880	53,989	53,295	50,703	47,198
Weighted average common shares outstanding – diluted	54,206	55,813	57,526	52,943	49,018

Year-end financial position (in thousands)
Working capital	$213,392	$288,351	$177,047	$166,154	$120,808
Goodwill	373,564	361,930	380,486	358,600	235,299
Other intangible assets, net	303,689	316,817	330,458	236,561	163,849
Property, plant and equipment, net	224,963	235,035	230,545	209,645	157,056
Total assets	1,351,990	1,435,355	1,532,495	1,330,379	993,128
Long-term debt and notes payable	351,468	465,961	400,558	412,178	268,112
Stockholders’ equity	684,713	598,574	661,870	528,626	411,752
Debt as a percent of total capitalization (2)	33.9%	43.8%	37.7%	43.8%	39.4%

Statistics
Employees at year-end	4,884	5,643	6,375	6,522	6,057
Sales per average number of employees	$201,386	$223,982	$221,908	$200,212	$184,844

(1)	Net income per common share is based on the weighted average common shares outstanding during each year. Stockholders’ equity per common share is calculated based on actual common shares outstanding at the end of each year.
(2)	Debt includes all interest-bearing debt and total capitalization includes interest-bearing debt and stockholders’ equity.
(3)	The 2005 results include $391, or $0.01 per share, of charges related to the cumulative effect of a change in accounting principle, net of taxes. These charges resulted from the adoption of an accounting standard related to conditional asset retirement obligations.
(4)	Effective December 31, 2006, the Company adopted a newly issued accounting standard related to employers’ accounting for defined benefit pension and other postretirement plans which required the Company to recognize the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in the funded status in comprehensive income in the year in which the changes occur.
(5)	During 2008, the Company exited certain non-core businesses within its Logistics and Manufacturing Services segment in the United Kingdom. These actions included selling certain assets of the operation and exiting the businesses. The results of these businesses have been segregated and treated as discontinued operations. All previously reported financial information has been adjusted on a retrospective basis to reflect the discontinued operations.
(6)	During 2009, the Company retroactively adopted the provisions of a newly issued accounting standard for certain convertible debt instruments. All previously reported financial information has been adjusted on a retrospective basis to reflect the adoption of this standard. See Note 10 of the Notes to the Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Effective January 1, 2009, the Company retroactively adopted the provisions of a newly issued accounting standard for certain convertible debt instruments. See Note 10 of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for further discussion of the impact of adoption. All previously reported financial information has been adjusted on a retrospective basis to reflect this change in accounting for all periods presented.

2009 Highlights

In 2009, the economic challenges which started during 2008 continued and, in some cases, increased in many of our end-markets. The Logistics and Manufacturing Services segment was negatively affected by lower demand across the end-markets of its distribution business and by deferred maintenance in its aerospace aftermarket business. Precision Components’ industrial manufacturing business was impacted by the declines in end-markets it serves, including the transportation-related market, while its aerospace OEM business was affected by reduced customer inventory and production levels. As a result, sales decreased in both business segments and were down 24.1% to $1,034.2 million Company-wide.

During 2009, the Company took further actions primarily at Precision Components to restructure its operations which consisted primarily of workforce reductions and moving the operations of certain facilities and resulted in charges in 2009 of approximately $8.3 million. Additionally, as a result of actions taken in 2008, the Company recorded additional costs of $2.4 million in 2009 related to transfer of work and facility exits. The 2009 actions, along with the actions taken by the Company in the fourth quarter of 2008 in anticipation of the economic downturn, improved the Company’s cost structure and its manufacturing footprint, thereby strengthening its global competitive position and readiness for improving economic conditions.

Cash generation and working capital management were a primary focus of the Company’s efforts in 2009. Particular attention on collecting receivables from customers, reducing inventory and managing payment terms with vendors contributed to the generation of $143.5 million of cash from operating activities in 2009. The additional cash generation was used primarily to reduce overall debt levels and in part to fund a $9.5 million cash contribution to the Company’s pension plans. The Company also repurchased certain of its convertible notes in exchange for treasury shares during 2009. These actions to reduce overall debt levels contributed to the Company’s ability to comply with its debt covenants.

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

Key Performance Indicators

Management evaluates the performance of its reportable segments based on the operating profit of the respective businesses, which includes net sales, cost of sales, selling and administrative expenses and certain components of other income and other expenses, as well as the allocation of corporate overhead expenses. Management also uses an internal measurement tool called PPAT, or Performance Profit After Tax. PPAT is an economic value added (“EVA®”) -like metric that calculates operating profit after tax, less a charge for the capital employed by the business. Management utilizes PPAT in economic decision-making, such as capital expenditures, investments in growth initiatives, customer pricing decisions, and evaluation of acquisitions. The goal of utilizing PPAT is to create a mindset among all employees to use capital in the most efficient way possible and to link decisions to stockholder value creation.

In addition to PPAT, which is a measurement tool common in each operating unit, both segments have standard key performance indicators (“KPIs”), a number of which are focused on customer metrics (customer satisfaction score, on-time-delivery and quality), internal effectiveness and efficiency metrics (sales per employee, scrap and rework, days working capital and controllable expenses), employee-related metrics (total recordable incident rate and lost time incident rate), and unique KPIs on organic growth.

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

At Precision Components, key data for the industrial manufacturing operations include the IPI; the production of light vehicles, both in the U.S. and globally; tooling build schedules; durable goods orders; compressor build forecasts; and global industrial capital expenditures. The aerospace OEM business regularly tracks orders and deliveries for each of the major aircraft manufacturers, as well as engine purchases made for new aircraft. Management also monitors annual appropriations for the U.S. military related to new aircraft purchases and maintenance.

Acquisitions and Strategic Relationships

Acquisitions and strategic relationships have been a key growth driver for the Company in both of its business segments. The Company has acquired a number of businesses in the past, the most recent of which was in 2006. The Company continues to evaluate potential acquisitions that could broaden product line offerings and expand geographic reach, and provide synergistic opportunities. The Company continues to seek business alliances which foster long-term business relationships, such as the aftermarket RSP agreements and strategic supply agreements.

RESULTS OF OPERATIONS

Sales

($ in millions)	2009	2008	$ Change	% Change	2007
Logistics and Manufacturing Services	$539.1	$691.8	$(152.7)	(22.1)%	$703.0
Precision Components	501.5	683.0	(181.5)	(26.6)%	728.5
Intersegment sales	(6.4)	(12.7)	6.3	49.1%	(13.3)

Total	$1,034.2	$1,362.1	$(327.9)	(24.1)%	$1,418.2

Barnes Group reported net sales of $1,034.2 million in 2009, a decrease of $327.9 million, or 24.1%, from 2008. The sales decrease reflected $309.0 million of organic sales declines, $140.7 million at Logistics and Manufacturing Services and $174.6 million at Precision Components. Additionally, the sale of Spectrum Plastics Molding Resources, Inc. (“Spectrum Plastics”) in 2008 resulted in a reduction in sales of $1.3 million at Precision Components as compared to 2008. The strengthening of the U.S. dollar against foreign currencies as compared to 2008, primarily in Europe and Canada, decreased net sales by $17.6 million in 2009. Geographically, the Company’s international sales decreased 28.2% year-over-year while domestic sales decreased 21.5%. The Company’s international sales in 2009 decreased 25.1% from 2008 excluding the impact of foreign currency translation on sales.

In 2008, the Company reported net sales of $1,362.1 million, a decrease of $56.1 million, or 4.0%, over 2007 net sales of $1,418.2 million. The sales decrease reflected $67.8 million of organic sales declines, $18.9 million at Logistics and Manufacturing Services and $49.5 million at Precision Components. Additionally, the sale of Spectrum Plastics resulted in a reduction in sales of $11.7 million as compared to 2007. These declines were offset by the favorable impact on sales of foreign currency translation of $23.4 million in 2008 as foreign currencies strengthened against the U.S. dollar, primarily in Europe. Geographically, the Company’s international sales increased 2.7% year-over-year, but domestic sales decreased 7.6%. Excluding the positive impact of foreign currency translation on sales, the Company’s international sales decreased 1.5% in 2008 from 2007.

Expenses and Operating Income

($ in millions)	2009	2008	$ Change	% Change	2007
Cost of sales	$671.1	$847.6	$(176.5)	(20.8)%	$881.0
% sales	64.9%	62.2%			62.1%

Gross profit (1)	$363.0	$514.5	$(151.4)	(29.4)%	$537.2
% sales	35.1%	37.8%			37.9%

Selling and administrative expenses	$302.5	$366.5	$(64.0)	(17.5)%	$382.0
% sales	29.3%	26.9%			26.9%

Operating income	$60.5	$147.9	$(87.4)	(59.1)%	$155.2
% sales	5.9%	10.9%			10.9%

(1)	Sales less cost of sales

Cost of sales in 2009 decreased 20.8% from 2008 primarily as a result of lower sales. The decrease in cost of sales was less than the percentage decrease in sales and resulted in a reduction in gross profit margin of 2.7 percentage points. Selling and administrative expenses decreased 17.5% from 2008. The decreases in cost of sales and selling and administrative expenses resulted primarily from the significantly lower sales volumes in each of the businesses of Logistics and Manufacturing Services and Precision Components and, to a lesser extent, from the benefits of discrete cost reduction actions taken in 2008 and 2009. The costs of $10.7 million recorded in 2009 which related to the 2009 and 2008 actions taken primarily at Precision Components to restructure its operations were recorded primarily in selling and administrative expenses. See further discussion of the 2009 actions below. As a result, operating income in 2009 decreased 59.1% from 2008 and operating margin decreased from 10.9% to 5.9%.

Operating income in 2008 decreased 4.7% from 2007 to $147.9 million and operating margin remained at 10.9%. The decrease in operating income was due primarily to lower profitability at Precision Components and the impact on both segments of the costs associated with the discrete fourth quarter 2008 charges. See further discussion of the 2008 actions below. Cost of sales decreased 3.8% in 2008 primarily as a result of lower sales. The decrease in cost of sales was in line with the decrease in sales, resulting in a gross profit margin at 37.8% which approximated the 2007 margin. Selling and administrative expenses as a percentage of sales remained flat at 26.9% in 2008 and 2007. The discrete costs of the fourth quarter 2008 actions included in selling and administrative expenses were partially offset by lower additional compensation and the positive impacts of expense reduction and lean initiatives.

During 2009, the Company authorized the restructuring of certain operations of the Precision Components segment by moving the operations of two facilities. As a result, the Company recorded restructuring and related costs of $4.9 million in 2009 which included $2.1 million of employee termination costs, $1.1 million of asset write-downs, $0.5 million of equipment transfer costs, $1.0 million of facility use termination costs and $0.2 million of pension curtailment costs. Also during 2009, the Company implemented other workforce reduction actions at Precision Components and recorded severance expense of $3.4 million. In addition, as a result of actions taken in 2008, the Company recorded additional costs of $2.4 million related to transfer of work and facility exits. These costs are primarily recorded in selling and administrative expenses in the accompanying Consolidated Statements of Income. The actions are expected to generate cost savings in 2010 and beyond.

During 2008, the Company took a number of actions within each of the businesses primarily in the fourth quarter to reduce overhead costs as the Company aggressively addressed economic conditions, the state of end markets served and structural complexities within certain geographies. The cost of these discrete actions totaled $19.6 million after-tax in 2008 including $5.4 million included in loss from discontinued operations. The pre-tax charges in 2008 totaled $15.5 million and included $10.9 million of severance and related employee termination costs, a $1.4 million loss on sale of assets related to discontinued businesses and $3.2 million of other costs including contract terminations, asset impairment charges and other associated costs. Of the charges, $0.4 million were recorded in cost of sales, $12.4 million were recorded in selling and administrative expenses and $2.7 million were recorded in discontinued operations. The $4.1 million tax expense includes the valuation and write-off of certain deferred tax assets.

These 2008 and 2009 actions improved the Company’s cost structure and its manufacturing footprint, and strengthened its global competitive position.

Other Income/Expense

Other income, net of other expenses, in 2009 was $2.0 million and included a $3.8 million gain on the repurchase of certain convertible notes. Other expenses in 2009 included $1.3 million in net foreign currency transaction losses. Interest expense decreased $4.0 million in 2009 from 2008 as a result of lower interest rates and borrowings.

Other expenses, net of other income, in 2008 were $2.3 million and included the $1.2 million loss on the sale of Spectrum Plastics. Other expenses in 2008 included $0.6 million in net foreign currency transaction losses. Interest expense decreased $4.6 million in 2008 from 2007 as a result of lower interest rates.

Income Taxes

The Company’s effective tax rate from continuing operations was 2.4% in 2009 compared with 22.1% in 2008. The decrease in the 2009 effective tax rate from 2008 was due primarily to the higher concentration of profits in lower taxing jurisdictions and the absence of profitability in higher tax jurisdictions.

The Company’s effective tax rate from continuing operations was 22.1% in 2008 compared with 19.4% in 2007. The 2008 effective tax rate included additional tax expense of $4.1 million for the valuation of certain deferred tax assets in France and the United Kingdom. These discrete items in 2008 increased the 2008 effective tax rate 3.4 percentage points.

See Note 15 of the Notes to the Consolidated Financial Statements for a reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate. Among other items which could impact the future tax rate is the mix of income between taxing jurisdictions where the Company operates.

In connection with an Internal Revenue Service (“IRS”) audit for the tax years 2000 through 2002, the IRS proposed adjustments to these tax years of approximately $16.5 million, plus a potential penalty of 20% of the tax assessment plus interest. The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries. The Company filed an administrative protest of these adjustments. In the third quarter of 2009, the Company was informed that its protest was denied and a tax assessment was received from the Appeals Office of the IRS. In November 2009, the Company filed a petition in the U.S. Tax Court against the tax assessment received. The Company continues to believe its tax position on the issues raised by the IRS is correct and the Company plans to continue to take appropriate actions to vigorously defend its position. The Company believes it will prevail on this issue. Any additional impact on the Company’s liability for income taxes cannot presently be determined, but the Company continues to believe it is adequately provided for and the outcome will not have a material impact on its results of operations, financial position or cash flows.

Discontinued Operations

In the fourth quarter of 2008, the Company exited certain non-core businesses within its Logistics and Manufacturing Services segment in the United Kingdom. These exit activities included the sale of certain assets and transfer of related employees, liquidation of assets, termination of related contracts, and severing of employees. The results of these businesses have been segregated and treated as discontinued operations for all years reported. In 2008, the $10.1 million loss included a $2.7 million loss related to the exit activities. Of this amount approximately $1.4 million reflected the loss on the sales, approximately $0.6 million were employee-related costs, including severance and other termination benefits, and approximately $0.7 million related to other costs including contract termination charges. In addition, a tax expense of approximately $2.7 million included in discontinued operations related to the valuation and write-off of certain deferred tax assets. The results for 2007 represent the operating loss on the discontinued operations. The losses for all years are reported net of tax. See Note 3 of the Notes to the Consolidated Financial Statements.

Income and Income Per Share

(in millions, except per share)	2009	2008	$ Change	% Change	2007
Income from continuing operations	$39.0	$92.7	$(53.7)	(57.9)%	$99.9
Net income	39.0	82.6	(43.6)	(52.8)%	97.6
Per common share:
Basic:
Income from continuing operations	$0.72	$1.72	$(1.00)	(58.1)%	$1.87
Loss from discontinued operations, net of tax	—	(0.19)	0.19	NM	(0.04)

Net income	$0.72	$1.53	$(0.81)	(52.9)%	$1.83

Diluted:
Income from continuing operations	$0.72	$1.66	$(0.94)	(56.6)%	$1.74
Loss from discontinued operations, net of tax	—	(0.18)	0.18	NM	(0.04)

Net income	$0.72	$1.48	$(0.76)	(51.4)%	$1.70

Average common shares outstanding:
Basic	53.9	54.0		(0.2)%	53.3
Diluted	54.2	55.8		(2.9)%	57.5

NM – not meaningful

In 2009, basic and diluted income from continuing operations per common share decreased 58.1% and 56.6%, respectively. The decreases were directly attributable to the decline in income from continuing operations. Basic weighted average shares outstanding decreased slightly as a result of the impact of stock repurchases in 2008 offset in large part by 737,463 shares of treasury stock contributed to the Company’s pension plans and 1,154,265 shares of treasury stock used to repurchase certain of the Company’s convertible notes in 2009. Diluted average shares outstanding decreased as a result of the decrease in basic weighted average shares outstanding and the decrease in the dilutive effect of potentially issuable shares under the employee stock plans and the convertible notes which was driven by a decline in the Company’s stock price.

Financial Performance by Business Segment

Logistics and Manufacturing Services

($ in millions)	2009	2008	$ Change	% Change	2007
Sales	$539.1	$691.8	$(152.7)	(22.1)%	$703.0
Operating profit	44.0	79.1	(35.2)	(44.5)%	70.5
Operating margin	8.2%	11.4%			10.0%

2009 vs. 2008:

The Logistics and Manufacturing Services business segment reported sales of $539.1 million in 2009, a 22.1% decrease from 2008. The lower sales were primarily the result of weak global economic conditions and included a reduction in organic sales in all businesses of $140.7 million. Lower organic sales in 2009 resulted primarily from softness in the distribution business primarily in North America due to continued weakness in the transportation-related and industrial markets and, to a lesser extent, a reduced distribution sales force compared to 2008. In addition, sales declines in the aerospace aftermarket were driven by lower aircraft utilization, deferred maintenance activities and an increase in the RSP management fees. The negative impact of foreign currency translation decreased sales by approximately $12.0 million in 2009 as the U.S. dollar strengthened against foreign currencies, primarily in Europe and Canada, as compared to 2008.

Operating profit at Logistics and Manufacturing Services in 2009 decreased 44.5% from 2008 to $44.0 million. The decline in operating profit was driven by the profit impact of the lower sales volumes in each of its businesses due to the impact of economic conditions on the end-markets served. Partially offsetting these declines was the positive impact of operational and productivity initiatives, including the lower operating costs resulting from the discrete actions taken in 2008 to address the deteriorating market conditions and geographical complexities, and to align the segment’s cost structure with its declining sales.

Outlook:

Organic sales levels in the distribution businesses of the Logistics and Manufacturing Services segment are largely dependent upon the economy in the regions served, the retention of its customers and continuation of existing sales volumes to such customers, and the effectiveness and size of its sales force. Near-term economic conditions are expected to challenge these businesses as customers continue to actively manage costs and inventory levels. Management believes future sales growth will result from improvements in economic and end-market conditions, further market penetration and sales force productivity initiatives, including increasing the sales force size. Near-term sales levels in the aerospace aftermarket business are expected to continue to be impacted by deferred maintenance activities and lower capacity usage within the industry. Management believes its aerospace aftermarket business is favorably positioned based on strong customer relationships, including long-term maintenance and repair contracts in the overhaul and repair business, and expected improvement in demand in the aftermarket spare parts business.

Operating profit at Logistics and Manufacturing Services is expected to continue to be affected by the profit impact of the changes in sales volume in each of its businesses as well as pricing pressures. Profitability is expected to be favorably impacted by structural changes made in the distribution businesses and other cost control efforts. The highly profitable aftermarket RSPs will continue to be impacted by the management fees payable to the customer which generally increase in the fourth or later years of each program. These and other similar fees are deducted from sales and temper sales growth of the aftermarket RSPs and operating margin.

2008 vs. 2007:

The Logistics and Manufacturing Services business segment reported sales of $691.8 million in 2008, a 1.6% decrease from 2007. The decrease was primarily the result of a reduction in organic sales of $18.9 million. Lower organic sales were recorded by the distribution businesses in North America and in Europe due to softness in the transportation-related and certain manufacturing markets combined with the impact of initiatives which created sales force disruption primarily in North America. Partially offsetting these declines was an increase in aerospace aftermarket sales resulting from growth in aftermarket RSPs sales. Additionally, foreign currency translation had a favorable impact of $7.7 million as foreign currencies strengthened against the U.S. dollar, primarily in Europe.

Operating profit at Logistics and Manufacturing Services in 2008 increased 12.3% from 2007 to $79.1 million. Operating profit in 2008 was positively impacted by operational and productivity improvements in the North American distribution business realized from the 2007 initiatives focused on improving the profitability of the business. Discrete costs incurred in 2007 related to these initiatives in North America and Europe were $8.7 million. Additionally, operating profit in 2008 included the positive impact of the profit contribution from the highly profitable aerospace aftermarket RSPs. Partially offsetting these improvements was the profit impact of the lower sales volumes in the North American distribution business, primarily a result of sales force attrition and the impact of the economic conditions on the end-markets served by this business. Additionally, in 2008 the Logistics and Manufacturing Services segment recorded discrete fourth quarter charges including employee terminations, to address deteriorating market conditions and complexities within certain geographies. Costs associated with these actions were $5.3 million.

Precision Components

($ in millions)	2009	2008	$ Change	% Change	2007
Sales	$501.5	$683.0	$(181.5)	(26.6)%	$728.5
Operating profit	16.6	68.5	(51.9)	(75.8)%	84.9
Operating margin	3.3%	10.0%			11.7%

2009 vs. 2008:

Sales at Precision Components in 2009 were $501.5 million, a 26.6% decrease from 2008. The lower sales levels were primarily the result of weak global economic conditions and included a reduction in organic sales of $174.6 million. The industrial manufacturing businesses in North America and Europe reported significant sales declines due to the global recession and its impact on the transportation industry and, in particular, the automotive sector. Additionally, sales decreased in the aerospace OEM business as customers reduced inventory and lowered production levels. The negative impact of foreign currency translation decreased sales by $5.6 million in 2009 as compared to 2008. Spectrum Plastics recorded sales of $1.3 million in 2008, thus the sale of this business in 2008 resulted in a reduction in sales of this amount in 2009.

Operating profit in 2009 at Precision Components was $16.6 million, a decrease of 75.8% from 2008. The decline in operating profits was driven by the impact of the lower sales volumes. Operating profit in 2009 was positively impacted by lower costs resulting from the discrete actions taken in late 2008 to address deteriorating market conditions including personnel reductions and plant consolidations, and initiatives focused on cost savings and cost containment. The favorable impact of these initiatives, however, only partially offset the profit impact of the substantially lower sales levels in 2009 and approximately $10.7 million of costs for actions taken throughout 2009 to address the continued deterioration in the market, including employee termination costs, asset write-downs associated with consolidating certain facilities, and transfer of work costs.

Outlook:

In the industrial manufacturing businesses, management is focused on generating organic sales growth by leveraging the benefits of the diversified products and industrial end markets in which its businesses have a global presence as well as gaining market share. Sales growth in the global markets served by these businesses is expected to remain challenging due to economic conditions. However, increased order activity in certain end markets, including the North American transportation market, may provide incremental benefits in the near-term. Sales in the aerospace OEM business are driven by its commercial engine order backlog through its participation in certain strategic engine programs. Backlog in this business was $325.7 million at December 31, 2009, of which approximately 62% is expected to be shipped in the next 12 months. The aerospace OEM business may be further impacted by downward adjustments of customer inventory levels, production schedule delays or reductions of specific engine programs, and general softness in the aerospace market driven by the worldwide economic recession. However, management believes that strong long-term aerospace industry fundamentals remain which, together with pursuing new programs and increased content levels on certain platforms, will drive future sales growth in this business.

Operating profit is largely dependant on the sales volumes within all businesses of the segment. Management expects a favorable impact on profitability and efficiency from the cost actions taken in these businesses including personnel reductions and facility consolidations, and other cost-saving and cost-containment initiatives. Management continues to focus on improving profitability through organic sales growth, pricing initiatives, and productivity and process improvements.

2008 vs. 2007:

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

Operating profit in 2008 at Precision Components was $68.5 million, a decrease of 19.4% from 2007. Operating profit in 2008 was negatively impacted by lower sales levels and higher material costs. Additionally, in the fourth quarter of 2008 certain businesses within the Precision Components segment took cost reduction actions, including employee terminations and plant consolidations, to address deteriorating market conditions. Costs associated with these actions were $7.5 million. Partially offsetting these decreases was the favorable impact of the 2007 right-sizing actions primarily in the domestic industrial manufacturing businesses, lower additional compensation and other cost-saving initiatives.

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

The Company’s ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. During 2009, management placed significant focus on cash flow and working capital management, and anticipates that operating activities in 2010 will continue to generate significant, positive cash flow. In light of current economic events, the Company continues to monitor its cash generation, usage and preservation with particular emphasis placed on managing working capital.

Management has been very selective when approving capital expenditures and expects discretionary capital spending in 2010 to be slightly higher than the $30.5 million incurred in 2009. Of the Company’s $351.5 million in long-term debt, only $30.2 million is due in 2010. The Company’s 3.75% Senior Subordinated Convertible Notes (the “3.75% Convertible Notes”) are subject to redemption at their par value at any time, at the option of the Company, on or after February 7, 2011. The note holders may also require the Company to redeem some or all of the Notes on February 1st of 2011, 2016 and 2021. The Company’s 3.375% Senior Subordinated Convertible Notes (the “3.375% Convertible Notes”) are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. The note holders may also require the Company to redeem some or all of the Notes on March 15th of 2014, 2017 and 2022. If any of the 3.75% Convertible Notes are redeemed on February 1, 2011, the Company intends to finance the redemption through the use of its available credit facilities.

Continued uncertainty in the financial markets has had an adverse impact on, among other things, security prices and investment valuations. The Company’s pension plans have been impacted by the 2008 losses in the global equity markets and, together with the requirements set forth by the Federal Pension Protection Act, the Company’s 2009 funding requirements increased. The return on plan assets impacts the future funding requirements, pension expense and the Company’s balance sheet due to recognition of the funded status of the plans. The Company took specific actions in 2009 to increase the funded status of the plans, to meet the 2009 funding requirements and to mitigate potential required contributions beyond 2009 by making a cash contribution of $9.5 million and an incremental stock contribution of $9.8 million to its qualified pension plans.

The funded status of the Company’s pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and benefit obligations. The funded status of the pension plans improved in 2009 primarily as a result of the increase in the fair value of the Company’s pension plan assets due mainly to the gains in the global equity markets. This improvement was partially offset by an increase in the projected benefit obligations of the plans. The Company’s other postretirement benefit plans recorded a decline in the projected benefit obligation in 2009. As a result, the Company recorded an $11.7 million non-cash after-tax increase in stockholders’ equity (through other non-owner changes to equity) to record the current year adjustment for changes in the funded status of its pension and postretirement benefit plans as required under the accounting for defined benefit pension and other postretirement plans. Approximately $25.5 million in contributions were made by the Company to its various pension plans in 2009, $9.8 million in the form of Company stock and the remainder in the form of cash which included the required minimum contributions to its qualified U.S. pension plans. The Company expects to contribute approximately $11.0 million to its various plans in 2010.

Operating cash flow may be supplemented with external borrowings to meet near-term organic business expansion needs and the Company’s current financial commitments. The credit markets have presented companies with significant challenges in maintaining or expanding credit facilities. In 2009, the Company entered into a $35.0 million unsecured credit agreement with Wells Fargo Bank, N.A. which could be used for working capital, capital expenditures and general corporate purposes. The drawdown period on this facility expired on December 31, 2009. The Company has assessed its credit facilities and currently expects that its bank syndicate, comprised of 15 banks, will continue to support the $400.0 million credit facility which matures in September 2012 and that Wells Fargo Bank, N.A. will continue to support the $35.0 million credit facility. At December 31, 2009, the Company had $240.5 million of unused and available for borrowings under its $400.0 million credit facility, subject to covenants in the Company’s debt agreements. The Company believes its credit facilities, coupled with cash generated from operations, are adequate for its anticipated future requirements.

Current credit lines are closely monitored to ensure compliance with the Company’s various debt covenants. The Company’s most restrictive financial covenant (the “Debt Ratio”) requires the Company to maintain a ratio of Consolidated Total Debt to adjusted earnings before interest expense, income taxes, and depreciation and amortization (“Adjusted EBITDA”) as defined in the amended and restated revolving credit agreement of not more than 3.75 times at December 31, 2009. Any breach of covenant would result in a technical default under the revolving credit agreement and may result in the banks forcing an acceleration of this debt. The consequences of acceleration are that the Company’s debt would become callable and other obligations, including the convertible notes, which are subject to the cross-acceleration provisions of the revolving credit agreement, could also become immediately due and payable. The Company has taken and continues to take actions to sustain compliance with the debt covenants primarily through strategies to increase Adjusted EBITDA or reduce debt. The actual ratio at December 31, 2009 was 3.10 times.

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

Cash Flow

($ in millions)	2009	2008	$ Change	% Change	2007
Operating activities	$143.5	$111.8	$31.7	28.3%	$120.3
Investing activities	(26.1)	(106.7)	80.6	75.6%	(128.1)
Financing activities	(121.9)	(1.8)	(120.1)	NM	(5.6)
Exchange rate effect	1.0	(3.0)	4.0	NM	(1.4)

Increase (decrease) in cash	$(3.5)	$0.4	$(3.9)	NM	$(14.8)

NM – Not meaningful

Operating activities are the principal source of cash flow for the Company, generating $143.5 million in cash during 2009 compared to $111.8 million in 2008. Compared to 2008, operating cash flows in 2009 were positively impacted by significant reductions in working capital offset in part by lower operating performance and, to a lesser extent, the $9.5 million contribution to the Company’s pension plans. The reductions in working capital resulted primarily from significantly lower inventory levels at both business segments reflecting management’s efforts to generate cash from working capital improvements as well as reduced customer demand. Improvements in cash flows from receivables and payables resulted from focused efforts in all businesses to collect receivables from customers and manage payment terms with vendors.

Investing activities in 2009 consisted primarily of capital expenditures of $30.5 million compared to $51.9 million in 2008. Participation fee payments related to the aftermarket RSPs of $57.5 million and $73.2 million were paid in 2008 and 2007, respectively. No payments were required under such agreements in 2009. Investing activities in 2008 included the net proceeds of $5.1 million from the sale of Spectrum Plastics.

Cash used in financing activities in 2009 included a net decrease in borrowings of $101.8 million compared to a net increase of $59.5 million in 2008. The 2009 change included the repurchase of $34.7 million par value of convertible notes at a discounted price of $28.7 million which was funded primarily with borrowings under revolving credit lines. Additionally, in 2009 the higher cash generated from operations and the cash on hand were used for capital expenditures and dividends as well as debt reduction. The proceeds in 2008 were used primarily to finance working capital requirements, capital expenditures, dividends and RSP payments. Total cash used to pay dividends decreased in 2009 by $7.7 million to $25.6 million due to a decrease in the number of shares outstanding and a decrease in cash dividends from $0.62 per share in 2008 to $0.48 per share in 2009. During 2008, the Company repurchased 2.5 million shares at an average cost of $13.76 per share under the terms of its publicly announced repurchase program.

At December 31, 2009, the Company held $17.4 million in cash and cash equivalents, the majority of which are held outside the U.S. In general, the repatriation of this cash to the U.S. would have adverse tax consequences and the balances remain outside the U.S. to fund future international investments.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At December 31, 2009, $159.5 million was borrowed at an average interest rate of 1.69% under the Company’s $400.0 million borrowing facility which matures in September, 2012. Also, at December 31, 2009, $32.1 million was borrowed at an average interest rate of 4.48% under the Company’s $35.0 million borrowing facility which matures in July, 2012. Additionally, the Company had $1.0 million in borrowings under short-term bank credit lines at an interest rate of 2.06% at December 31, 2009. At December 31, 2009, the Company’s total borrowings are comprised of approximately 46% fixed rate debt and approximately 54% variable rate debt. The interest payments on approximately 51% of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the interest rate swap agreement described in Note 9 of the Notes to the Consolidated Financial Statements.

Debt Covenants

Borrowing capacity is limited by various debt covenants in the Company’s debt agreements. The most restrictive borrowing capacity covenant in any agreement requires the Company to maintain a maximum ratio of Consolidated Total Debt to Adjusted EBITDA, as defined in the amended and restated revolving credit agreement of not more that 3.75 times at December 31, 2009. Following is a reconciliation of Adjusted EBITDA, as defined, to the Company’s net income (in millions):

2009
Net income	$39.0
Add back:
Interest expense	22.6
Income taxes	0.9
Depreciation and amortization	51.5
Other adjustments	3.6

Adjusted EBITDA, as defined	$117.6

Consolidated Total Debt, as defined	$364.7

Ratio of Consolidated Total Debt to Adjusted EBITDA	3.10

Other adjustments in 2009 primarily relate to the repurchase of certain of the Company’s convertible notes discussed in Note 10. Consolidated Total Debt excludes the debt discount related to the change in accounting which is described in Note 10 of the Notes to the Consolidated Financial Statements. The Company’s financial covenants are measured as of the end of each fiscal quarter. At December 31, 2009, additional borrowings of $76.4 million would have been allowed under the covenants.

Contractual Obligations and Commitments

At December 31, 2009, the Company had the following contractual obligations and commitments:

($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$362.1	$29.9	$275.6	$56.6	$—
Estimated interest payments under long-term obligations (2)	26.1	11.8	12.0	2.3	—
Capital lease obligations	2.6	0.2	0.5	0.5	1.4
Operating lease obligations	53.1	15.6	20.5	11.0	6.0
Purchase obligations (3)	101.0	90.6	7.4	2.5	0.5
Expected pension contributions (4)	11.0	11.0	—	—	—
Expected benefit payments – other postretirement benefit plans (5)	48.1	5.1	10.4	10.4	22.2

Total	$604.0	$164.2	$326.4	$83.3	$30.1

(1)	Long-term debt obligations represent the required principal payments under such agreements and exclude the debt discount related to convertible notes.
(2)	Interest payments under long-term debt obligations have been estimated based on the borrowings outstanding and market interest rates as of December 31, 2009.
(3)	The amounts do not include purchase obligations already reflected as current liabilities on the consolidated balance sheet. The purchase obligation amount includes all outstanding purchase orders as of the balance sheet date as well as the minimum contractual obligation or termination penalty under other contracts.
(4)	The amount included in “Less Than 1 Year” reflects anticipated contributions to the Company’s various pension plans. Anticipated contributions beyond one year are not determinable.
(5)	The amounts reflect anticipated future benefit payments under the Company’s various other postretirement benefit plans based on current actuarial assumptions. Expected benefit payments do not extend beyond 2019. See Note 13 of the Notes to the Consolidated Financial Statements.

The above table does not reflect unrecognized tax benefits as the timing of the potential payments of these amounts cannot be determined. See Note 15 of the Notes to the Consolidated Financial Statements.

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

Business Acquisitions and Goodwill: Assets and liabilities acquired in a business combination are recorded at their estimated fair values at the acquisition date. At December 31, 2009, the Company had $373.6 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing annually or earlier if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Management completes their annual impairment assessment during the second quarter of each year. The assessment of goodwill involves the estimation of the fair value of “reporting units.” Management estimates the fair value of each reporting unit using the income approach, which reflects management’s cash flow projections, and/or the market approach in accordance with current accounting standards. Inherent in management’s development of cash flow projections are assumptions and estimates, including those related to future earnings and growth and the weighted average cost of capital. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company-specific and overall economic conditions. In the second quarter of 2009, management performed its annual impairment testing based on the best information available as of the date of the assessment. Based on this assessment, there was no goodwill impairment in 2009. Future cash flows can be affected by changes in the global economy and local economies, industries and markets in which the Company sells products or services, and the execution of management’s plans, including integrating acquired companies. There can be no assurance that future events will not result in impairment of goodwill or other intangible assets.

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

Reorganization of Businesses: The Company records the cost of reorganization initiatives at the time the liability is incurred. The liability includes those costs that can be reasonably estimated and are probable of payment within a reasonable period of time. These estimates are subject to adjustments based upon actual costs incurred.

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

	Target Asset Mix %	Annual Return %
		Historical (1)	Long- Term Projection
Asset class
Large cap growth	17	10.1	9.6
Large cap value	17	11.8	11.3
Mid cap equity	12	12.8	12.3
Small cap growth	7	7.7	7.7
Small cap value	7	12.7	12.2
Non-U.S. equity	10	9.7	9.2
Real estate-related	5	11.8	8.8
Fixed income	20	8.8	5.3
Cash	5	6.0	4.0
Weighted average		10.3	9.0

(1)	Historical returns based on the life of the respective index, approximately 30 years.

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

The discount rate used for the Company’s U.S. pension plans reflects the rate at which the pension benefits could be effectively settled. At December 31, 2009, the Company selected a discount rate of 6.2% based on a bond matching model for its U.S. pension plans. The discount rates for non-U.S. plans were selected based on bond matching models or on indices of high-quality bonds using criteria applicable to the respective countries.

A one-quarter percentage point change in the assumed long-term rate of return on the Company’s U.S. pension plans in 2009 would impact the Company’s pretax income by approximately $0.8 million annually. A one-quarter percentage point decrease in the discount rate in 2009 would decrease the Company’s pretax income by approximately $0.2 million annually. The Company reviews these and other assumptions at least annually.

During 2009, the fair value of the Company’s pension plan assets increased by $68.2 million and the projected benefit obligation increased $22.3 million due primarily to changes in actuarial assumptions. The Company’s pension expense for 2009 was $1.7 million. Pension expense for 2010 is expected to remain flat as compared to 2009. The 2010 expense estimate does not include potential future settlement costs.

Income Taxes: As of December 31, 2009, the Company had recognized $54.3 million of deferred tax assets, net of valuation reserves. The realization of these benefits is dependent in part on future taxable income. For those jurisdictions where the expiration date of tax loss carry forwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided. Management believes that sufficient income will be earned in the future to realize deferred income tax assets, net of valuation allowances recorded. The recognized net deferred tax asset is based on the Company’s estimates of future taxable income. The realization of these deferred tax assets can be impacted by changes to tax codes, statutory tax rates and future taxable income levels. Additionally, the Company is exposed to certain tax contingencies in the ordinary course of business and, accordingly, records those tax liabilities in accordance with the guidance for accounting for uncertainty in income taxes. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized. For those income tax positions where it is more likely than not that a tax benefit will not be sustained, no tax benefit has been recognized in the financial statements.

Stock-Based Compensation: The Company accounts for its stock-based employee compensation plans at fair value on the grant date and recognizes the related cost in its consolidated statement of income in accordance with accounting standards related to share-based payments. The fair values of stock options are estimated using the Black-Scholes option-pricing model based on certain assumptions. The fair values of other stock awards are estimated based on the fair market value of the Company’s stock price on the grant date. See Note 14 of the Notes to the Consolidated Financial Statements.

Recent Accounting Changes

In January, 2010, the FASB issued an update to existing standards related to the disclosure of fair value measurements. The provisions of the update require additional disclosures and clarify existing disclosure requirements. The provisions of the update will be effective for the Company beginning in the first quarter of 2010.

EBITDA

Earnings before interest expense, income taxes, and depreciation and amortization (“EBITDA”) for 2009 was $114.0 million compared to $189.0 million in 2008. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes, and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company’s operating performance. The Company’s definition of EBITDA may not be comparable with EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors. Accordingly, the calculation has limitations depending on its use.

Following is a reconciliation of EBITDA to the Company’s net income (in millions):

	2009	2008
Net income	$39.0	$82.6
Add back:
Interest expense	22.6	26.6
Income taxes	0.9	27.4
Depreciation and amortization	51.5	52.4

EBITDA	$114.0	$189.0

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

The Company’s long-term debt portfolio consists of fixed-rate and variable-rate instruments and is managed to reduce the overall cost of borrowing while also minimizing the effect of changes in interest rates on near-term earnings. The Company’s primary interest rate risk is derived from its outstanding variable-rate debt obligations. In 2008, the Company entered into two, three-year interest rate swap agreements which together converted the interest on the first $100.0 million of the Company’s London Interbank Offered Rate (“LIBOR”)-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 2.947% plus the borrowing spread for the purpose of mitigating its exposure to variable interest rates. At December 31, 2009, the result of a hypothetical 100 basis point increase in the average cost of the Company’s variable-rate debt would have reduced annual pretax profit by $2.5 million.

At December 31, 2009, the fair value of the Company’s fixed-rate debt was $168.3 million, compared with its carrying amount of $168.5 million. The Company estimates that a 100 basis point decrease in market interest rates at December 31, 2009 would have increased the fair value of the Company’s fixed-rate debt to $168.5 million.

The Company has manufacturing, sales and distribution facilities around the world and thus makes investments and conducts business transactions denominated in various currencies. The currencies of the locations where the Company’s business operations are conducted include the U.S. dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, Euro, Korean won, Mexican peso, Singapore dollar, Swedish krona, Swiss franc and Thai baht. The Company is exposed primarily to financial instruments denominated in currencies other than the functional currency at its international locations. A 10% adverse change in all currencies at December 31, 2009 would have resulted in a $0.3 million loss in the fair value of those financial instruments.

Foreign currency commitments and transaction exposures are managed at the operating units as an integral part of their businesses in accordance with a corporate policy that addresses acceptable levels of foreign currency exposures. At December 31, 2009, the Company did not hedge its foreign currency net investment exposures. Prior to December 31, 2008, the Company had entered into a series of forward currency contracts to hedge a portion of its foreign currency net investment exposure in Barnes Group Canada Corp. for the purpose of mitigating exposure to foreign currency volatility on its future return on capital. In 2008, the Company terminated this hedge and received a payment of $1.9 million at termination.

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

Item 8. Financial Statements and Supplementary Data

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Net sales	$1,034,159	$1,362,091	$1,418,151

Cost of sales	671,110	847,641	880,983
Selling and administrative expenses	302,534	366,510	382,005

	973,644	1,214,151	1,262,988

Operating income	60,515	147,940	155,163

Other income	4,394	602	1,115

Interest expense	22,596	26,606	31,159
Other expenses	2,367	2,929	1,156

Income from continuing operations before income taxes	39,946	119,007	123,963

Income taxes	945	26,326	24,046

Income from continuing operations	39,001	92,681	99,917

Loss from discontinued operations, net of income taxes (benefits) of $0, $1,103 and $(566), respectively (Note 3)	—	(10,103)	(2,305)

Net income	$39,001	$82,578	$97,612

Per common share:
Basic:
Income from continuing operations	$0.72	$1.72	$1.87
Loss from discontinued operations, net of income taxes	—	(.19)	(.04)

Net income	$0.72	$1.53	$1.83

Diluted:
Income from continuing operations	$0.72	$1.66	$1.74
Loss from discontinued operations, net of income taxes	—	(.18)	(.04)

Net income	$0.72	$1.48	$1.70

Dividends	$0.48	$0.62	$0.545

Weighted average common shares outstanding:
Basic	53,879,976	53,989,034	53,295,275
Diluted	54,206,426	55,812,666	57,525,832

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$17,427	$20,958
Accounts receivable, less allowances (2009 – $5,915; 2008 – $6,174)	160,269	173,215
Inventories	190,792	240,805
Deferred income taxes	23,630	27,650
Prepaid expenses and other current assets	10,562	14,881

Total current assets	402,680	477,509

Deferred income taxes	30,650	31,133
Property, plant and equipment, net	224,963	235,035
Goodwill	373,564	361,930
Other intangible assets, net	303,689	316,817
Other assets	16,444	12,931

Total assets	$1,351,990	$1,435,355

Liabilities and Stockholders’ Equity
Current liabilities
Notes and overdrafts payable	$4,595	$8,905
Accounts payable	85,588	80,495
Accrued liabilities	73,538	84,372
Long-term debt – current	25,567	15,386

Total current liabilities	189,288	189,158

Long-term debt	321,306	441,670
Accrued retirement benefits	118,693	164,796
Other liabilities	37,990	41,157

Commitments and contingencies (Note 22)

Stockholders’ equity
Common stock – par value $0.01 per share
Authorized: 150,000,000 shares
Issued: at par value (2009 – 55,974,051 shares; 2008 – 55,229,926 shares)	560	552
Additional paid-in capital	270,784	269,215
Treasury stock, at cost (2009 – 1,181,579 shares; 2008 – 3,006,379 shares)	(15,839)	(46,705)
Retained earnings	478,704	465,428
Accumulated other non-owner changes to equity	(49,496)	(89,916)

Total stockholders’ equity	684,713	598,574

Total liabilities and stockholders’ equity	$1,351,990	$1,435,355

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007
Operating activities:
Net income	$39,001	$82,578	$97,612
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	51,487	52,403	50,607
Amortization of convertible debt discount	5,920	6,465	5,423
Loss on disposition of property, plant and equipment	1,177	1,069	413
Gain on repurchase of debt	(3,773)	—	—
Non-cash stock compensation expense	4,208	5,841	7,566
Non-cash retirement savings plan contributions	—	—	7,462
Withholding taxes paid on stock issuances	(622)	(2,580)	(5,921)
Loss on the sale of businesses	—	2,197	—
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	18,650	26,329	(12,836)
Inventories	53,523	(2,725)	(41,775)
Prepaid expenses and other current assets	7,056	(3,235)	(968)
Accounts payable	4,149	(44,475)	14,683
Accrued liabilities	(10,151)	(16,054)	(5,775)
Deferred income taxes	(10)	13,009	1,480
Long-term retirement benefits	(27,447)	(7,581)	596
Other	315	(1,433)	1,751

Net cash provided by operating activities	143,483	111,808	120,318

Investing activities:
Proceeds from disposition of property, plant and equipment	6,808	784	1,563
Proceeds from the sale of businesses, net	—	5,400	—
Capital expenditures	(30,502)	(51,869)	(50,197)
Business acquisitions, net of cash acquired	—	47	(2,991)
Revenue sharing program payments	—	(57,500)	(73,150)
Other	(2,386)	(3,535)	(3,286)

Net cash used by investing activities	(26,080)	(106,673)	(128,061)

Financing activities:
Net change in other borrowings	(4,504)	1,756	(235)
Payments on long-term debt	(226,906)	(260,335)	(278,210)
Proceeds from the issuance of long-term debt	129,600	318,100	284,422
Proceeds from the issuance of common stock	6,687	5,171	15,176
Common stock repurchases	(314)	(34,209)	(54)
Dividends paid	(25,600)	(33,345)	(29,111)
Excess tax benefit on stock awards	—	1,531	6,614
Other	(832)	(430)	(4,189)

Net cash used by financing activities	(121,869)	(1,761)	(5,587)

Effect of exchange rate changes on cash flows	935	(3,016)	(1,430)

Increase (decrease) in cash and cash equivalents	(3,531)	358	(14,760)

Cash and cash equivalents at beginning of year	20,958	20,600	35,360

Cash and cash equivalents at end of year	$17,427	$20,958	$20,600

Supplemental Disclosure of Cash Flow Information:

Non-cash financing activities in 2009 include a stock contribution to the Company’s pension plans of 737,463 treasury shares ($9,815) and the repurchase of certain convertible notes using 1,154,265 treasury shares ($17,019). Non-cash financing and investing activities in 2007 include the acquisition of $57,500 of intangible assets and the recognition of the corresponding liabilities in connection with the aftermarket RSPs.

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
January 1, 2007	52,640	$526	$205,504	231	$(4,608)	$350,360	$(23,156)	$528,626
Comprehensive income:
Net income						97,612		97,612
Foreign currency translation adjustments, net of tax of $5,584							24,287	24,287
Unrealized gains on hedging activities							522	522
Pension and postretirement benefits adjustments, net of tax of $6,684							8,821	8,821

Comprehensive income						97,612	33,630	131,242
Convertible note issuance			14,458					14,458
Convertible notes adjustment to temporary equity			(11,641)					(11,641)
Dividends paid						(29,111)		(29,111)
Common stock repurchases				2	(54)			(54)
Adjustment to initially apply accounting for uncertainty in income taxes						(1,688)		(1,688)
Employee stock plans	1,881	19	36,511	219	(5,921)	(571)		30,038

December 31, 2007	54,521	545	244,832	452	(10,583)	416,602	10,474	661,870

Comprehensive loss:
Net income						82,578		82,578
Foreign currency translation adjustments, net of tax of $(2,968)							(35,628)	(35,628)
Unrealized losses on hedging activities, net of tax of $1,342							(2,464)	(2,464)
Pension and postretirement benefits adjustments, net of tax of $38,860							(62,298)	(62,298)

Comprehensive loss						82,578	(100,390)	(17,812)
Convertible notes adjustment from temporary equity			11,641					11,641
Dividends paid						(33,345)		(33,345)
Contribution to Barnes Foundation			(173)	(38)	667			494
Common stock repurchases				2,487	(34,209)			(34,209)
Employee stock plans	709	7	12,915	105	(2,580)	(407)		9,935

December 31, 2008	55,230	552	269,215	3,006	(46,705)	465,428	(89,916)	598,574

Comprehensive income:
Net income						39,001		39,001
Foreign currency translation adjustments, net of tax of $(473)							28,399	28,399
Unrealized gains on hedging activities, net of tax of $(326)							273	273
Pension and postretirement benefits adjustments, net of tax of $(7,488)							11,748	11,748

Comprehensive income						39,001	40,420	79,421
Dividends paid						(25,600)		(25,600)
Stock contribution to pension plans			(6,555)	(738)	16,370			9,815
Convertible note repurchases			(2,644)	(1,154)	15,432			12,788
Common stock repurchases				21	(314)			(314)
Employee stock plans	744	8	10,768	47	(622)	(125)		10,029

December 31, 2009	55,974	$560	$270,784	1,182	$(15,839)	$478,704	$(49,496)	$684,713

See accompanying notes.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts included in the notes are stated in thousands except per share data and the tables in Note 21)

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

Effective January 1, 2009, the Company retroactively applied the provisions of a newly issued accounting standard for certain convertible debt instruments. See Note 10 for further discussion of the impact of adoption. All previously reported financial information has been adjusted on a retrospective basis to reflect this change for all periods presented.

Consolidation: The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. Intercompany transactions and account balances have been eliminated.

Revenue recognition: Sales and related cost of sales are recognized when products are shipped or delivered to customers depending upon when title and risk of loss have passed. In the aerospace manufacturing businesses, the Company recognizes revenue based on the units-of-delivery method in accordance with accounting standards related to accounting for performance of construction-type and certain production-type contracts.

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

Goodwill: Goodwill represents the excess purchase cost over the fair value of net assets of companies acquired in business combinations. Goodwill is considered an indefinite-lived asset. Goodwill is subject to impairment testing in accordance with accounting standards governing such on an annual basis or more

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

frequently if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Based on this assessment performed in the second quarter of each year, there was no goodwill impairment in 2009, 2008 or 2007.

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

Derivatives: Accounting standards related to the accounting for derivative instruments and hedging activities require that all derivative instruments be recorded on the balance sheet at fair value. Foreign currency contracts may qualify as fair value hedges of unrecognized firm commitments, cash flow hedges of recognized assets and liabilities or anticipated transactions, or a hedge of a net investment. Changes in the fair market value of derivatives that qualify as fair value hedges or cash flow hedges are recorded directly to earnings or accumulated other non-owner changes to equity, depending on the designation. Amounts recorded to accumulated other non-owner changes to equity are reclassified to earnings in a manner that matches the earnings impact of the hedged transaction. Any ineffective portion, or amounts related to contracts that are not designated as hedges, are recorded directly to earnings. For a derivative used as a hedge of a net investment in a foreign operation, the changes in the derivative’s fair value, to the extent that the derivative is effective as a hedge, are recorded in the foreign currency translation component of accumulated other non-owner changes to equity. The Company’s policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item.

Foreign currency: The majority of the Company’s international operations use the local currency as the functional currency. Assets and liabilities of international operations are translated at year-end rates of exchange; revenues and expenses are translated at average annual rates of exchange. The resulting translation gains or losses are reflected in accumulated other non-owner changes to equity within stockholders’ equity. Net foreign currency transaction (losses) gains of $(1,322), $(641) and $96 were included in other income or other expenses in the consolidated statements of income in 2009, 2008 and 2007, respectively.

2. Business Divestiture

In February 2008, the Company sold the net assets of Spectrum Plastics for $6,350 resulting in an after-tax transaction loss of $844. The pre-tax loss of $1,238 and related tax benefit of $394 are reflected in other expenses and income taxes, respectively, in the accompanying consolidated statements of income in 2008. The Company did not report Spectrum Plastics as a discontinued operation as it was not significant to any year presented. Accordingly, the operating results of Spectrum Plastics are included in the operating results of the Company in the accompanying consolidated statements of income in 2008 (through the sale date) and 2007.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Discontinued Operations

In the fourth quarter of 2008, the Company exited certain non-core businesses within its Logistics and Manufacturing Services segment in the United Kingdom. These exit activities included the sale of certain assets and transfer of related employees to the buyer, liquidation of assets, termination of related contracts and severing of employees. The results of these operations are segregated and treated as discontinued operations in the accompanying consolidated statements of income for 2008 and 2007 as follows:

	2008	2007
Net sales	$13,610	$21,351

Loss before income taxes	(9,000)	(2,871)
Income taxes (benefit)	1,103	(566)

Loss from discontinued operations, net of income taxes	$(10,103)	$(2,305)

Included in the 2008 loss from discontinued operations was a $2,667 loss related to the exit activities. Of this amount, $1,354 reflected the loss on the sales of assets, $627 were employee-related costs, including severance and other termination benefits, and $686 were other costs including contract termination charges. In addition, a tax expense of $2,697 related to the write-off of certain deferred taxes was included in discontinued operations.

4. Inventories

Inventories at December 31 consisted of:

	2009	2008
Finished goods	$105,541	$140,596
Work-in-process	56,853	60,931
Raw materials and supplies	28,398	39,278

	$190,792	$240,805

5. Property, Plant and Equipment

Property, plant and equipment at December 31 consisted of:

	2009	2008
Land	$15,768	$15,059
Buildings	125,966	117,793
Machinery and equipment	503,584	493,145

	645,318	625,997
Less accumulated depreciation	(420,355)	(390,962)

	$224,963	$235,035

Depreciation expense was $35,238, $35,434 and $36,348 during 2009, 2008 and 2007, respectively.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Goodwill and Other Intangible Assets

Goodwill: The following table sets forth the change in the carrying amount of goodwill for each reportable segment and the Company:

	Logistics and Manufacturing Services	Precision Components	Total Company
January 1, 2008	$172,605	$207,881	$380,486
Goodwill adjustments	(2,400)	(296)	(2,696)
Foreign currency translation	(6,909)	(8,951)	(15,860)

December 31, 2008	163,296	198,634	361,930
Foreign currency translation	3,104	8,530	11,634

December 31, 2009	$166,400	$207,164	$373,564

In 2008, the goodwill recorded at Logistics and Manufacturing Services for the KENT acquisition was reduced to appropriately recognize deferred tax benefits related to certain assumed liabilities and was reduced for costs expended which were less than the amounts recorded as an assumed liability in the acquisition. As discussed in Note 2, during the first quarter of 2008 the Company sold the net assets of Spectrum Plastics and the goodwill recorded at Precision Components was reduced primarily for this sale.

Of the $373,564 of goodwill at December 31, 2009, $143,986 represents the original tax deductible basis.

Other Intangible Assets: Other intangible assets at December 31 consisted of:

		2009		2008
	Range of Life-Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue Sharing Programs	Up to 30	$293,700	$(28,578)	$293,700	$(20,296)
Customer lists/relationships	10	28,578	(15,024)	28,578	(12,142)
Patents, trademarks/trade names	5-30	22,746	(10,093)	22,896	(8,118)
Other	Up to 15	10,405	(2,393)	10,405	(1,744)

		355,429	(56,088)	355,579	(42,300)
Foreign currency translation		4,348	—	3,538	—

Other intangible assets		$359,777	$(56,088)	$359,117	$(42,300)

Amortization of intangible assets for the years ended December 31, 2009, 2008 and 2007 was $13,862, $14,099 and $12,118 respectively. Over the next five years, the estimated annual aggregate amortization is expected to be approximately $15,000.

The sale of Spectrum Plastics resulted in a reduction of $1,898 to intangible assets, net of accumulated amortization, in 2008.

The Company has entered into a number of aftermarket RSP agreements each of which is with a major aerospace customer, General Electric, and under which the Company is the sole supplier of certain aftermarket parts to this customer. As consideration for these agreements, the Company agreed to pay participation fees to

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

General Electric. The Company has recorded the participation fees as long-lived intangible assets which will be recognized as a reduction to sales over the life of the related aircraft engine program. As of December 31, 2009, the Company has made all required participation fee payments under the aftermarket RSP agreements.

7. Accrued Liabilities

Accrued liabilities at December 31 consisted of:

	2009	2008
Payroll and other compensation	$21,421	$25,630
Business reorganizations	4,971	10,627
Pension and other postretirement benefits	8,606	8,686
Other	38,540	39,429

	$73,538	$84,372

8. Business Reorganizations

In the third quarter of 2009, the Company authorized the restructuring of certain operations of the Precision Components segment by moving the operations of two facilities, Burlington, Ontario, Canada (the “Burlington Facility”) and Monterrey, Mexico (the “Monterrey Facility”). The assets and related work of these facilities will be transferred to other Precision Components facilities in the United States to create a more cost effective manufacturing footprint. The movement of operations for the Burlington Facility is expected to be completed by March, 2010. The movement of assets at the previously idled Monterrey Facility was completed by December 31, 2009. The Company recorded restructuring and related costs of $4,904 in 2009 related to these actions which included $2,140 of employee termination costs and $1,107 of asset write-downs. The Company also recorded $487 of equipment transfer costs, $970 of facility use termination costs and $200 of pension curtailment costs. The Company expects to incur approximately $1,600 related to equipment transfer expenses and other related costs in 2010 and beyond. The Company also expects to incur additional costs related to the 2009 and pre-2008 actions of up to $4,000 related to pension costs, in large part due to the accelerated recognition of actuarial losses, which may be incurred at Precision Components in 2010 or later. In addition, during 2009, the Company implemented other workforce reduction actions at Precision Components and recorded severance expense of $3,358 primarily in the second quarter of 2009. Costs related to the 2009 actions are primarily recorded in selling and administrative expenses in the accompanying consolidated statements of income.

The following table sets forth the change in the liability for the 2009 employee termination actions at Precision Components:

January 1, 2009	$—
Severance expense, net	5,498
Payments	(2,196)
Foreign currency translation	35

December 31, 2009	$3,337

The remaining balance is expected to be paid in 2010.

In 2008, the Company implemented certain right-sizing actions, including workforce reductions and plant consolidations, at both business segments, and recorded restructuring and related costs in 2008 of $7,725 and

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$7,288, respectively, of which $1,312 was included in the loss from discontinued operations. In addition, Precision Components recorded asset write-downs of $1,468. As a result of these actions, the Company recorded an additional $2,448 of costs during 2009 related to transfer of work and facility exits. The severance adjustments recorded in 2009 reflect changes in estimates. These costs are primarily recorded in selling and administrative expenses in the accompanying consolidated statements of income.

The following table sets forth the change in the liability for 2008 employee termination actions:

	Logistics and Manufacturing Services	Precision Components
January 1, 2008	$—	$—
Severance expense, net	6,440	6,443
Payments	(1,237)	(2,086)
Foreign currency translation	(13)	—

January 1, 2009	5,190	4,357
Severance expense, net	(578)	(895)
Payments	(3,324)	(3,324)
Foreign currency translation	179	29

December 31, 2009	$1,467	$167

The remaining balances are expected to be paid in 2010.

9. Debt and Commitments

Long-term debt and notes and overdrafts payable at December 31 consisted of:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
7.80% Notes	$15,167	$15,816	$30,333	$31,904
3.75% Convertible Notes	92,500	96,570	100,000	87,650
Unamortized debt discount – 3.75% Convertible Notes	(3,955)	—	(8,107)	—
3.375% Convertible Notes	55,636	50,573	100,000	64,525
Unamortized debt discount – 3.375% Convertible Notes	(9,264)	—	(19,335)	—
Revolving credit agreement	159,500	156,228	251,400	251,400
Senior Notes due 2012	32,100	32,988	—	—
Borrowings under lines of credit	1,000	1,000	8,000	8,000
Foreign bank borrowings and overdrafts	6,160	6,323	905	905
Capital leases	2,624	2,612	2,765	2,765

	351,468	362,110	465,961	447,149
Less current maturities	(30,162)	(30,162)	(24,291)	(24,291)

Long-term debt	$321,306	$331,948	$441,670	$422,858

The Company’s long-term debt portfolio consists of fixed-rate and variable-rate instruments and is managed to reduce the overall cost of borrowing and to mitigate fluctuations in interest rates. Among other things, interest rate fluctuations impact the market value of the Company’s fixed-rate debt and fluctuations in the Company’s

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock price impact the market value of its convertible notes. The fair values of the Company’s Notes are determined using discounted cash flows based upon the Company’s estimated current interest cost for similar types of borrowings or current market value. The carrying values of other long-term debt and notes payable approximate their fair market values.

The 7.80% Notes are payable in three equal annual installments, the last of which is due in November, 2010.

In 2005, the Company sold $100,000 of 3.75% Senior Subordinated Convertible Notes due in August 2025 with interest payable semi-annually on February 1 and August 1 of each year commencing on February 1, 2006. The 3.75% Convertible Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company. These notes are subject to redemption at their par value at any time, at the option of the Company, on or after February 7, 2011. Additionally, these notes may be converted into a combination of cash and common stock of the Company at a conversion value equal to 48.5030 shares per note, equivalent to a conversion price of approximately $20.62 per share of common stock upon meeting certain conditions provided in the respective indenture agreement including: (i) the average stock price of the highest 20 days of the last 30 days in a quarter is greater than 130% of the conversion price or (ii) the note holders may require the Company to redeem some or all of the Notes on February 1st of 2011, 2016 and 2021. The first $1 of the conversion value of each note would be paid in cash and the additional conversion value, if any, would be paid in cash or common stock, at the option of the Company. As discussed in Note 10, the Company repurchased certain of the 3.75% Convertible Notes during 2009.

In 2007, the Company sold $100,000 of 3.375% Senior Subordinated Convertible Notes due in March 2027 with interest payable semi-annually on March 1 and September 1 of each year commencing on September 1, 2007. The 3.375% Convertible Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company. These notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. Additionally, these notes may be converted into a combination of cash and common stock of the Company at a conversion value equal to 35.3235 shares per note, equivalent to a conversion price of approximately $28.31 per share of common stock upon meeting certain conditions provided in the respective indenture agreement including (i) the average stock price of the highest 20 days of the last 30 days in a quarter is greater than 130% of the conversion price or (ii) the note holders may require the Company to redeem some or all of the Notes on March 15th of 2014, 2017 and 2022. The first $1 of the conversion value of each note would be paid in cash and the additional conversion value, if any, would be paid in cash or common stock, at the option of the Company. As discussed in Note 10, the Company repurchased certain of the 3.375% Convertible Notes during 2009.

During 2009 and 2008, none of the 3.75% Convertible Notes or the 3.375% Convertible Notes were eligible for conversion. Additionally, neither the 3.75% Convertible Notes nor the 3.375% Convertible Notes are eligible for conversion from January 1, 2010 through March 31, 2010.

At December 31, 2009, the Company had a $400,000 amended and restated revolving credit agreement which matures in September 2012 with certain participating banks and financial institutions of which the Company had borrowed $159,500. Borrowings under this agreement bear interest at LIBOR plus a spread ranging from 0.30% to 1.15%, depending on the Company’s debt ratio at the time of the borrowing. The average interest rate on these borrowings was 1.69% and 1.61% on December 31, 2009 and 2008, respectively. Additionally, this agreement allows borrowings by the Company and by Barnes Group Switzerland GmbH and contains various financial and restrictive covenants. In 2008, the Company entered into two, three-year interest rate swap agreements which together converted the interest on the first $100,000 of the Company’s one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 2.947% plus the borrowing spread for the purpose of mitigating its exposure to variable interest rates.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2009, the Company entered into a $35,000 unsecured credit agreement with Wells Fargo Bank, N.A. The proceeds from the credit agreement could be used for working capital, capital expenditures and general corporate purposes. The borrowings under the credit agreement amortize in 10 quarterly installments beginning April 1, 2010. At the Company’s option, the interest rate on the loan was either at the LIBOR plus 4.25% or at Wells Fargo’s Base Rate plus 1.75%. The Company paid an upfront fee of $438. The credit agreement’s covenants are substantially the same as the covenants under the Company’s $400,000 Amended Revolving Credit Agreement, dated September 10, 2007. At December 31, 2009, $32,100 was borrowed under this facility at an interest rate of 4.48%. The drawdown period on this facility expired on December 31, 2009. In 2010, the Company amended this agreement which reduced the interest rate on these borrowings to LIBOR plus 2.75%. See Note 24.

In addition, the Company has available approximately $15,000 in uncommitted short-term bank credit lines of which $1,000 and $8,000 were borrowed at December 31, 2009 and 2008, respectively. The interest rates on the December 31, 2009 and 2008 borrowings were 2.06% and 2.18%, respectively. The Company had also borrowed $6,160 at December 31, 2009 under its foreign bank borrowings and overdraft facilities.

Long-term debt and notes payable are payable as follows: $30,162 in 2010, $106,112 in 2011, $169,916 in 2012, $800 in 2013, $56,317 in 2014 and $1,379 thereafter. The 3.75% and 3.375% Convertible Notes are included in 2011 and 2014, respectively, according to their first put dates.

In addition, the Company had outstanding letters of credit totaling $8,386 at December 31, 2009.

The Company’s debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios, and minimum levels of net worth. The Company is in compliance with its debt covenants as of December 31, 2009, and is closely monitoring its future compliance based on current and future economic conditions.

Interest paid was $16,746, $20,732 and $30,001 in 2009, 2008 and 2007, respectively. The interest paid in 2007 includes $3,636 of capitalized debt issuance costs related to the 3.375% Convertible Notes which are being amortized over 240 months and $438 related to the amended revolving credit agreement which are being amortized over the remaining term of the agreement. Interest capitalized was $158, $683 and $654 in 2009, 2008 and 2007, respectively, and is being depreciated over the lives of the related fixed assets.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Convertible Debt

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

	Before Adjustment	Adjustment	As Adjusted
Consolidated Statements of Income:
2007
Interest expense	$25,095	$6,064	$31,159
Income taxes	26,385	(2,339)	24,046
Income from continuing operations	103,642	(3,725)	99,917
Net income	101,337	(3,725)	97,612
Income from continuing operations per common share – basic	1.94	(.07)	1.87
Net income per common share – basic	1.90	(.07)	1.83
Income from continuing operations per common share – diluted	1.80	(.06)	1.74
Net income per common share – diluted	1.76	(.06)	1.70

2008
Interest expense	$19,517	$7,089	$26,606
Income taxes	29,014	(2,688)	26,326
Income from continuing operations	97,082	(4,401)	92,681
Net income	86,979	(4,401)	82,578
Income from continuing operations per common share – basic	1.80	(.08)	1.72
Net income per common share – basic	1.61	(.08)	1.53
Income from continuing operations per common share – diluted	1.74	(.08)	1.66
Net income per common share – diluted	1.56	(.08)	1.48

Consolidated Balance Sheet:
December 31, 2008
Deferred income tax asset – long-term	$40,731	$(9,598)	$31,133
Other assets – long-term	15,612	(2,681)	12,931
Long-term debt	469,113	(27,443)	441,670
Additional paid-in capital	243,463	25,752	269,215
Retained earnings	476,017	(10,589)	465,428

Consolidated Statements of Changes in Stockholders’ Equity:
December 31, 2006
Additional paid-in capital	194,210	11,294	205,504
Retained earnings	352,823	(2,463)	350,360

December 31, 2007
Additional paid-in capital	230,721	14,111	244,832
Retained earnings	422,790	(6,188)	416,602

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2009, the Company repurchased $44,364 par value of its 3.375% Convertible Notes and $7,500 par value of its 3.75% Convertible Notes from certain holders of these Notes for cash consideration of $28,651 and 1,154,265 shares of treasury stock valued at $17,019. Of the total consideration of $45,669, $38,852 was attributed to the debt component and $6,817 was attributed to the equity component. At the dates of the repurchases, the notes had a carrying value of $43,560, net of the unamortized debt discount of $8,304. As a result of these transactions, the Company reduced the carrying value of the equity component by $4,232, net of tax of $2,585, reduced its unamortized deferred debt issuance costs by $934, and recorded a total gain on the repurchases of $3,773 ($2,342 after-tax) which is recorded in other income in the accompanying consolidated statements of income.

The following table sets forth balance sheet information regarding the Company’s convertible notes at December 31:

	2009	2008
3.75% Convertible Notes:
Carrying value of equity component, net of tax	$11,731	$11,731

Principal value of liability component	$92,500	$100,000
Unamortized debt discount	(3,955)	(8,107)

Net carrying value of liability component	$88,545	$91,893

3.375% Convertible Notes:
Carrying value of equity component, net of tax	$10,772	$15,004

Principal value of liability component	$55,636	$100,000
Unamortized debt discount	(9,264)	(19,335)

Net carrying value of liability component	$46,372	$80,665

As of December 31, 2009, the remaining unamortized debt discount on the 3.75% Convertible Notes will be amortized over a period of 13 months. The effective interest rate on the liability component for the years ended December 31, 2009 and 2008 was 8.125%. As of December 31, 2009, the remaining unamortized debt discount on the 3.375% Convertible Notes will be amortized over a period of 51 months. The effective interest rate on the liability component for the years ended December 31, 2009 and 2008 was 8.00%.

The following table sets forth the components of interest expense for the Company’s convertible notes for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
Interest expense – 3.75% coupon	$3,610	$3,750	$3,750
Interest expense – 3.75% debt discount amortization	3,685	3,535	3,262
Interest expense – 3.375% coupon	2,629	3,375	2,719
Interest expense – 3.375% debt discount amortization	2,235	2,930	2,162

	$12,159	$13,590	$11,893

11. Derivatives

The Company has manufacturing, sales and distribution facilities around the world and thus makes investments and conducts business transactions denominated in various currencies. The Company is also exposed to fluctuations in interest rates and commodity price changes. These financial exposures are monitored and managed by the Company as an integral part of its risk management program.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company uses financial instruments to hedge its exposures to fluctuations in interest rates. The Company currently has two, three-year interest rate swap agreements expiring in March 2011 which together convert the interest on the first $100,000 of the Company’s one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 2.947% plus the borrowing spread which is accounted for as a cash flow hedge.

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

The Company does not use derivatives for speculative or trading purposes or to manage commodity exposures.

The following table sets forth the fair value amounts of derivative instruments held by the Company as of December 31, 2009.

	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(2,700)
Foreign exchange contracts	—	(147)

	—	(2,847)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	1	(1,636)

Total derivatives	$1	$(4,483)

Asset derivatives are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Liability derivatives related to interest rate contracts and foreign exchange contracts are recorded in other liabilities and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

The following table sets forth the gain (loss) recorded in accumulated other comprehensive income (loss), net of tax, for the year ended December 31, 2009 for derivatives held by the Company.

Derivatives in hedging relationships	2009
Cash flow hedges:
Interest rate contracts	$533
Foreign exchange contracts	(260)

$273

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts included within accumulated other comprehensive income (loss) that were reclassified to income during the year ended December 31, 2009 resulted in a fixed rate of interest of 2.947% plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings. The amounts reclassified for the foreign exchange contracts were not material. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the year ended December 31, 2009.

The following table sets forth the gain (loss) recorded in other income (expense) in the consolidated statements of income for the year ended December 31, 2009 for non-designated derivatives held by the Company. Such amounts were substantially offset by gains (losses) recorded on the underlying hedged asset or liability.

Derivatives in non-designated hedging relationships	2009
Non-designated hedges:
Foreign exchange contracts	$1,364

12. Fair Value Measurements

The provisions of the accounting standard for fair value define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis as of December 31, 2009 and 2008:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
December 31, 2009
Asset derivatives	$1	$—	$1	$—
Liability derivatives	(4,483)	—	(4,483)	—
Rabbi trust assets	1,431	1,431	—	—

	$(3,051)	$1,431	$(4,482)	$—

December 31, 2008
Asset derivatives	$3,224	$—	$3,224	$—
Liability derivatives	(3,850)	—	(3,850)	—
Rabbi trust assets	1,381	1,381	—	—

	$755	$1,381	$(626)	$—

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values for the derivative contracts are valued using observable current market information as of the reporting date such as the prevailing LIBOR-based and U.S. treasury interest rates and forward currency spot and forward rates. The fair values of rabbi trust assets are based on quoted market prices from various financial exchanges. For disclosures of the fair values of the Company’s pension plan assets, see Note 13.

13. Pension and Other Postretirement Benefits

The accounting standards related to employers’ accounting for defined benefit pension and other postretirement plans requires the Company to recognize the overfunded or underfunded status of its defined benefit postretirement plans as assets or liabilities in the accompanying consolidated balance sheets and to recognize changes in the funded status of the plans in comprehensive income.

The Company has various defined contribution plans the largest of which is its Retirement Savings Plan. Most U.S. salaried and non-union hourly employees are eligible to participate in this plan. See Note 19 for further discussion of the Retirement Savings Plan. The Company also maintains various other defined contribution plans which cover certain employees not eligible for the Retirement Savings Plan. Company contributions under these plans are based primarily on the performance of the business units and employee compensation. Contribution expense under these other defined contribution plans was $5,083, $3,936 and $4,590 in 2009, 2008 and 2007, respectively.

Defined benefit pension plans cover a majority of the Company’s worldwide employees at the Associated Spring business of Precision Components, the Company’s Corporate Office and a substantial portion of the U.S. employees at the distribution business of Logistics and Manufacturing Services. Plan benefits for salaried and non-union hourly employees are based on years of service and average salary. Plans covering union hourly employees provide benefits based on years of service. The Company funds U.S. pension costs in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

The Company provides certain other medical, dental and life insurance postretirement benefits for a majority of its retired employees in the U.S. and Canada. It is the Company’s practice to fund these benefits as incurred.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accompanying balance sheets reflect the underfunded status of the plans at December 31, 2009 and 2008. Reconciliations of the obligations and underfunded status of the plans follow:

	Pensions		Other Postretirement Benefits
	2009	2008	2009	2008
Benefit obligation, January 1	$366,074	$382,535	$59,662	$74,612
Service cost	6,598	7,683	465	736
Interest cost	22,734	22,961	3,530	4,407
Amendments	—	113	(247)	(9,943)
Actuarial (gain) loss	10,784	(8,725)	807	(3,087)
Benefits paid	(25,151)	(27,369)	(11,752)	(8,501)
Acquisitions	2,318	999	—	—
Curtailment gain	(155)	—	—	—
Special termination benefit	48	—	—	—
Participant contributions	305	278	2,062	1,835
Foreign exchange rate changes	4,831	(12,401)	284	(397)

Benefit obligation, December 31	388,386	366,074	54,811	59,662

Fair value of plan assets, January 1	257,129	387,661	—	—
Actual return on plan assets	60,704	(102,104)	—	—
Company contributions	25,474	8,710	9,690	6,666
Participant contributions	305	278	2,062	1,835
Benefits paid	(25,151)	(27,369)	(11,752)	(8,501)
Acquisitions / divestitures	2,121	999	—	—
Foreign exchange rate changes	4,774	(11,046)	—	—

Fair value of plan assets, December 31	325,356	257,129	—	—

Underfunded status, December 31	$(63,030)	$(108,945)	$(54,811)	$(59,662)

Effective January 1, 2009, the Company amended its other postretirement benefit plan in the U.S. to reduce retiree life insurance benefits for plan participants.

Projected benefit obligations related to plans with benefit obligations in excess of plan assets follow:

	Pensions
	2009	2008
Projected benefit obligation	$350,448	$332,550
Fair value of plan assets	279,362	220,093

Information related to plans with accumulated benefit obligations in excess of plan assets follows:

	Pensions
	2009	2008
Projected benefit obligation	$350,448	$330,892
Accumulated benefit obligation	337,078	316,441
Fair value of plan assets	279,362	218,435

The accumulated benefit obligation for all defined benefit pension plans was $374,285 and $350,978 at December 31, 2009 and 2008, respectively.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in the accompanying balance sheets consist of:

	Pensions		Other Postretirement Benefits
	2009	2008	2009	2008
Other assets	$8,056	$3,512	$—	$—
Accrued liabilities	3,228	3,032	5,378	5,654
Accrued retirement benefits	67,858	109,425	49,433	54,008
Accumulated other non-owner changes to equity, net	(82,693)	(94,903)	(1,088)	(626)

Amounts recognized in accumulated other non-owner changes to equity, net of tax, at December 31, 2009 and 2008 consist of:

	Pensions		Other Postretirement Benefits
	2009	2008	2009	2008
Net actuarial loss	$(80,662)	$(91,858)	$(5,764)	$(5,611)
Prior service (costs) credits	(2,031)	(3,045)	4,676	4,985

	$(82,693)	$(94,903)	$(1,088)	$(626)

The sources of changes in accumulated other comprehensive income, net, during 2009 were:

	Pension	Other Postretirement Benefits
Prior service cost	$—	$153
Net gain (loss)	12,022	(289)
Amortization of prior service costs (credits)	769	(462)
Amortization of actuarial loss	1,531	126
Foreign exchange rate changes	(2,112)	10

	$12,210	$(462)

Weighted-average assumptions used to determine benefit obligations at December 31, are:

	2009	2008
Discount rate	6.10%	6.43%
Increase in compensation	3.21%	3.64%

The investment strategy of the plans is to generate a consistent total investment return sufficient to pay present and future plan benefits to retirees, while minimizing the long-term cost to the Company. Target allocations for asset categories are used to earn a reasonable rate of return, provide required liquidity and minimize the risk of large losses. Targets are adjusted, as necessary within certain guidelines, to reflect trends and developments within the overall investment environment. The weighted-average target investment allocations by asset category are as follows: 70% in equity securities, 20% in fixed income securities, 5% in real estate and 5% in other investments, including cash.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of the Company’s pension plan assets at December 31, 2009, by asset category are as follows:

Asset Category	Total	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and short-term investments	$8,244	$8,244	$—	$—

Equity securities:
U.S. large-cap	82,663	40,450	42,213	—
U.S. mid-cap	30,356	30,356	—	—
U.S. small-cap	40,139	40,139	—	—
International equities	69,218	—	69,218	—
Fixed income securities:
U.S. bond funds	56,413	155	56,258	—
International bonds	25,561	—	25,561	—
Real estate securities	11,875	11,875	—	—
Other	887	—	887	—

	$325,356	$131,219	$194,137	$—

The fair values of the Level 1 assets are based on quoted market prices from various financial exchanges. The Level 1 equity securities include Company stock valued at $8,571 at December 31, 2009. The fair values of the Level 2 assets are based primarily on quoted prices in active markets for similar assets or liabilities. The Level 2 assets are comprised primarily of commingled equity funds and fixed income securities. Commingled equity funds are valued at their net asset values based on quoted market prices of the underlying assets. Fixed income securities are valued using a market approach which considers observable market data for the underlying asset or comparable securities.

The Company expects to contribute approximately $11,000 to the pension plans in 2010.

The following are the estimated future net benefit payments, which include future service, over the next 10 years:

	Pensions	Other Postretirement Benefits
2010	$24,796	$5,086
2011	24,943	5,057
2012	25,410	5,340
2013	25,687	5,341
2014	25,872	5,084
Years 2015-2019	134,192	22,230

Total	$260,900	$48,138

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension and other postretirement benefit expenses consist of the following:

	Pensions			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Service cost	$6,598	$7,683	$8,309	$465	$736	$1,074
Interest cost	22,734	22,961	21,880	3,530	4,407	4,347
Expected return on plan assets	(30,676)	(31,780)	(30,920)	—	—	—
Amortization of prior service cost	944	1,245	1,508	(745)	966	1,134
Recognized losses	1,950	2,108	2,539	202	276	699
Settlement loss	—	—	—	—	—	—
Curtailment loss	71	420	739	—	—	—
Special termination benefits	48	—	—	—	—	—

Net periodic benefit cost	$1,669	$2,637	$4,055	$3,452	$6,385	$7,254

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other non-owner changes to equity into net periodic benefit cost in 2010 are $2,414 and $881, respectively. The estimated net actuarial loss and prior service credit for other defined benefit postretirement plans that will be amortized from accumulated other non-owner changes to equity into net periodic benefit cost in 2010 are $453 and $(969), respectively.

Weighted-average assumptions used to determine net benefit expense for years ended December 31, are:

	2009	2008	2007
Discount rate	6.43%	6.22%	5.72%
Long-term rate of return	8.53%	8.62%	8.62%
Increase in compensation	3.65%	3.68%	3.68%

The expected long-term rate of return is based on the actual historical rates of return of published indices that are used to measure the plans’ target asset allocation. The historical rates are then discounted to consider fluctuations in the historical rates as well as potential changes in the investment environment.

The Company’s accumulated postretirement benefit obligations, exclusive of pensions, take into account certain cost-sharing provisions. The annual rate of increase in the cost of covered benefits (i.e., health care cost trend rate) is assumed to be 7.9% and 8.8% at December 31, 2009 and 2008, respectively, decreasing gradually to a rate of 4.5% by December 31, 2029, and December 31, 2014, respectively. A one percentage point change in the assumed health care cost trend rate would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on postretirement benefit obligation	$1,001	$(893)
Effect on postretirement benefit cost	68	(57)

14. Stock-Based Compensation

The Company accounts for the cost of all share-based payments, including stock options, by measuring the payments at fair value on the grant date and recognizing the cost in the results of operations. The fair values of stock options are estimated using the Black-Scholes option-pricing model based on certain assumptions. The fair

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

values of other stock awards are estimated based on the fair market value of the Company’s stock price on the grant date. Estimated forfeiture rates are applied to outstanding awards. The Company records the cash flows resulting from tax deductions in excess of compensation for those options and other stock awards, if any, as financing cash flows. The Company has elected the shortcut method as described in the related accounting literature for determining the available pool of windfall tax benefits upon adoption. The Company accounts for the utilization of windfall tax benefits using the tax law ordering approach.

Please refer to Note 19 for a description of the Company’s stock-based compensation plans and their general terms. As of December 31, 2009, incentives had been awarded in the form of performance share unit awards and restricted stock unit awards (collectively, “Rights”) and stock options. The Company has elected to use the straight-line method to recognize compensation costs. Stock option awards vest over a period ranging from six months to five years. The maximum term of stock option awards is 10 years. Upon exercise of a stock option or upon vesting of Rights, shares are issued from treasury shares held by the Company or from authorized shares.

During 2009, 2008 and 2007, the Company recognized $4,208, $5,841 and $7,566, respectively, of stock-based compensation cost and $1,596, $2,215 and $2,894, respectively, of related tax benefits in the accompanying consolidated statements of income. In addition, the Company has recorded $0, $1,531 and $6,614 of excess tax benefits in additional paid-in capital in 2009, 2008 and 2007, respectively. The Company has not realized all available tax benefits for tax deductions from awards exercised or issued in these periods because these items did not reduce current taxes payable in the period. At December 31, 2009, the Company had $6,717 of unrecognized compensation costs related to unvested awards which are expected to be recognized over a weighted average period of 2.48 years.

The following table summarizes information about the Company’s stock option awards during 2009:

	Number of Shares	Weighted-Average Exercise Price
Outstanding, January 1, 2009	4,512,674	$17.14
Granted	857,400	11.50
Exercised	(465,953)	12.57
Forfeited	(426,050)	19.21

Outstanding, December 31, 2009	4,478,071	16.40

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Of Shares	Average Remaining Life (Years)	Average Exercise Price	Number Of Shares	Average Exercise Price
$8.47 to $11.55	1,166,501	6.74	$10.98	382,497	$10.03
$11.56 to $17.05	1,131,476	2.53	14.38	1,119,276	14.37
$17.06 to $18.63	1,111,683	1.99	17.56	1,090,367	17.54
$18.64 to $35.57	1,068,411	6.98	23.23	556,562	22.76

The Company received cash proceeds from the exercise of stock options of $5,858, $4,204 and $14,112 in 2009, 2008 and 2007, respectively. The total intrinsic value (the amount by which the stock price exceeds the exercise price of the option on the date of exercise) of the stock options exercised during 2009, 2008 and 2007 was $1,369, $3,947 and $14,260, respectively.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average grant date fair value of stock options granted in 2009, 2008 and 2007 was $3.70, $6.34 and $6.04, respectively. The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2009	2008	2007
Risk-free interest rate	1.80%	2.72%	4.66%
Expected life (years)	5.3	5.3	5.2
Expected volatility	45.0%	32.9%	31.6%
Expected dividend yield	2.98%	2.97%	3.09%

The risk-free interest rate is based on the term structure of interest rates at the time of the option grant. The expected life represents an estimate of the period of time that options are expected to remain outstanding. Assumptions of expected volatility of the Company’s common stock and expected dividend yield are estimates of future volatility and dividend yields based on historical trends.

The following table summarizes information about stock options outstanding that are expected to vest and stock options outstanding that are exercisable at December 31, 2009:

Options Outstanding, Expected to Vest				Options Outstanding, Exercisable
Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term
4,377,337	$16.40	$9,532	4.56 years	3,148,702	$16.43	$5,455	2.93 years

The following table summarizes information about the Company’s Rights during 2009.

	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding, January 1, 2009	563,386	$19.09
Granted	210,450	11.50
Forfeited	(96,660)	18.19
Vested / Issued	(213,778)	13.09

Outstanding, December 31, 2009	463,398	16.81

As of December 31, 2009, there were 463,398 non-vested Rights outstanding, of which 447,500 Rights vest upon meeting certain service conditions and 15,898 Rights vest upon satisfying established performance goals. Of the 447,500 Rights that vest upon meeting service conditions, 9,477 Rights have accelerated vesting provisions based upon meeting established performance conditions.

In addition, during 2009, there were 152,500 performance unit plan awards granted under the Stock and Incentive Award Plan. The performance unit plan awards are denominated in units with each unit being equivalent in value to one share of the Company’s common stock and are payable in cash. The performance unit plan awards vest upon satisfying established performance goals and are not included in either basic or diluted average common shares outstanding as these awards are settled in cash. During 2009, no liability was recorded for the performance unit plan awards as the target goals were not met.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Income Taxes

The components of income from continuing operations before income taxes and the income tax provision follow:

	2009	2008	2007
Income from continuing operations before income taxes:
U.S.	$(7,920)	$19,664	$19,477
International	47,866	99,343	104,486

Income from continuing operations before income taxes	$39,946	$119,007	$123,963

Income tax provision:
Current:
U.S. – federal	$(30)	$2,034	$5,642
U.S. – state	203	52	1,189
International	8,306	12,335	14,149

	8,479	14,421	20,980

Deferred:
U.S. – federal	(2,236)	5,343	341
U.S. – state	290	1,612	(195)
International	(5,588)	4,950	2,920

	(7,534)	11,905	3,066

Income tax provision	$945	$26,326	$24,046

Deferred income tax assets and liabilities at December 31 consist of the tax effects of temporary differences related to the following:

	Assets		Liabilities
	2009	2008	2009	2008
Allowance for doubtful accounts	$1,197	$989	$35	$50
Depreciation and amortization	1,972	(481)	12,428	14,548
Inventory valuation	10,139	10,462	904	1,749
Other postretirement/postemployment costs	21,011	20,603	(365)	(314)
Tax loss carryforwards	46,459	28,347	(1,925)	—
Pension	30,805	45,403	101	(4)
Accrued compensation	7,304	7,619	—	—
Goodwill	(23,425)	(21,410)	(71)	6
Swedish tax incentive	—	—	3,868	4,185
Contingent convertible debt interest	(22,375)	(23,228)	—	—
Unrealized foreign currency (loss) gain	—	(26)	3,332	3,016
Other	10,875	13,149	3,260	4,303

	83,962	81,427	21,567	27,539
Valuation allowance	(29,682)	(22,644)	—	—

	$54,280	$58,783	$21,567	$27,539

Current deferred income taxes	$23,630	$27,650	$1,241	$2,555
Non-current deferred income taxes	30,650	31,133	20,326	24,984

	$54,280	$58,783	$21,567	$27,539

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The standards related to accounting for income taxes require that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. Available evidence includes the reversal of existing taxable temporary differences, future taxable income exclusive of temporary differences, taxable income in carryback years and tax planning strategies. The valuation allowance increased $7,038 in 2009 primarily as a result of the uncertainty regarding the realization of foreign and state net operating losses due to the uncertainty of future profitability of operations in foreign jurisdictions and brief carryforward periods. Management believes that sufficient income will be earned in the future to realize the remaining net deferred tax assets. The Company has tax loss carryforwards of $157,659: $73,472 which relates to U.S. tax loss carryforwards which have carryforward periods ranging from 13 to 20 years for federal purposes and one to 20 years for state purposes; $34,629 which relates to international tax loss carryforwards with unlimited carry forward periods; $37,809 which relates to international tax loss carryforwards with carryforward periods ranging from five to 7 years; and $11,749 which relates to windfall tax benefits which will be recorded to additional paid-in capital when realized. In addition, the Company has tax credit carryforwards of $3,112 with remaining carryforward periods ranging from one year to unlimited.

The Company has not recognized deferred income taxes on $531,290 of undistributed earnings of its international subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends, the Company would be subject, in certain cases, to both U.S. income taxes and foreign withholding taxes. Determination of the amount of this unrecognized deferred income tax liability is not practicable.

A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate follows:

	2009	2008	2007
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes (net of federal benefit)	0.7	0.4	0.4
Foreign losses without tax benefit	11.9	4.2	0.1
Foreign operations taxed at lower rate	(46.5)	(21.9)	(17.6)
ESOP dividend	(1.8)	(0.8)	(0.7)
International tax law changes	—	—	1.8
European deferred tax asset valuation	—	3.4	—
Other	3.1	1.8	0.4

Consolidated effective income tax rate	2.4%	22.1%	19.4%

The Company has been awarded multi-year Pioneer tax status by the Ministry of Trade and Industry in Singapore for the production of certain engine components by the aerospace aftermarket business of Logistics and Manufacturing Services, the earliest of which was granted in August 2005 retroactive to October 2003. Tax benefits of $7,178 ($0.13 per diluted share), $9,790 ($0.18 per diluted share) and $9,892 ($0.17 per diluted share) were recorded in 2009, 2008 and 2007, respectively. The Pioneer tax status is awarded for periods of six to seven years from the effective date and are scheduled to begin to expire in 2010.

Income taxes paid globally, net of refunds, were $11,372, $18,836 and $20,085 in 2009, 2008 and 2007, respectively.

The Company adopted the provision of a standard related to accounting for uncertainty in income taxes on January 1, 2007. As a result of the implementation of this standard, the Company recorded an adjustment of $1,688 for unrecognized tax benefits which was accounted for as a reduction to the January 1, 2007 retained

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

earnings balance. As of December 31, 2009, 2008 and 2007, the total amount of unrecognized tax benefits recorded in the consolidated balance sheet was $7,017, $7,611 and $7,964, respectively, which, if recognized, would have reduced the effective tax rate in those years. A reconciliation of the unrecognized tax benefits for 2009, 2008 and 2007 is as follows:

Balance at January 1, 2007	$9,399
Increase (decrease) in unrecognized tax benefits due to:
Tax positions taken during prior periods	530
Tax positions taken during the current period	76
Settlements with taxing authorities	(1,637)
Lapse of the applicable statute of limitations	(404)

Balance at December 31, 2007	7,964

Increase (decrease) in unrecognized tax benefits due to:
Tax positions taken during prior periods	(30)
Tax positions taken during the current period	(209)
Settlements with taxing authorities	(70)
Lapse of the applicable statute of limitations	(44)

Balance at December 31, 2008	7,611

Increase (decrease) in unrecognized tax benefits due to:
Tax positions taken during prior periods	—
Tax positions taken during the current period	59
Settlements with taxing authorities	(320)
Lapse of the applicable statute of limitations	(333)

Balance at December 31, 2009	$7,017

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $29, $119 and $165 at December 31, 2009, 2008 and 2007, respectively.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by various taxing authorities, including the IRS in the U.S. and the taxing authorities in other major jurisdictions such as Brazil, Canada, France, Germany, Mexico, Singapore, Sweden, Switzerland and the United Kingdom. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. See Note 22 for a discussion of current IRS matters.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, stockholders. For the Company, comprehensive income includes net income and other non-owner changes to equity, net of taxes. The components of accumulated other non-owner changes to equity, net of taxes, follow:

	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) On Hedging Activities	Postretirement Plans	Total
Balance, January 1, 2007	$18,853	$43	$(42,052)	$(23,156)
2007 change	24,287	522	8,821	33,630

December 31, 2007	43,140	565	(33,231)	10,474
2008 change	(35,628)	(2,464)	(62,298)	(100,390)

December 31, 2008	7,512	(1,899)	(95,529)	(89,916)
2009 change	28,399	273	11,748	40,420

December 31, 2009	$35,911	$(1,626)	$(83,781)	$(49,496)

Included in the 2008 and 2007 changes in foreign currency translation adjustments are $7,691 and $(6,836), respectively, of net gains (losses) that are related to financial instruments that qualify as hedges of the foreign currency exposure of a net investment hedge in a foreign operation. In 2008, the Company terminated this hedge and received a payment of $1,869 at termination.

17. Common Stock

In 2009, 737,463 shares of common stock were issued from treasury for a contribution to the Company’s pension plans. An additional 1,154,265 shares of common stock were issued from treasury in 2009 as a result of the repurchase of convertible notes. In 2008, 38,000 shares of common stock were issued from treasury for contributions to the Barnes Group Foundation. No common stock was issued from treasury in 2007. In 2009, 2008 and 2007, the Company acquired 20,791 shares, 2,486,526 shares and 1,725 shares, respectively, of the Company’s common stock at a cost of $314, $34,209 and $54, respectively. These amounts exclude shares reacquired to pay for the related income tax upon issuance of shares in accordance with the terms of the Company’s stockholder-approved equity compensation plans and the equity rights granted pursuant to those plans. These reacquired shares were placed in treasury.

In 2009, 2008 and 2007, 744,125 shares, 708,606 shares and 1,881,726 shares of common stock, respectively, were issued from authorized shares for the exercise of stock options, various other incentive awards, purchases by the Employee Stock Purchase Plan and matching contributions to the Retirement Savings Plan.

18. Preferred Stock

At December 31, 2009 and 2008, the Company had 3,000,000 shares of preferred stock authorized, none of which were outstanding.

19. Stock Plans

Most U.S. salaried and non-union hourly employees are eligible to participate in the Company’s 401(k) plan, the Retirement Savings Plan. The Retirement Savings Plan provides for the investment of employer and employee contributions in the Company’s common stock and also provides other investment alternatives for

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employee contributions. The Company match may be invested in any of the Plan’s investment alternatives. Through June 30, 2009, the Company contributed an amount equal to 50% of employee contributions up to 6% of eligible compensation. As of July 1, 2009, the Company match was temporarily suspended. Effective April 1, 2010, the Company will reinstate the Company match. The Company expenses all contributions made to the Retirement Savings Plan. The Company recognized expense of $1,424, $4,013 and $4,250 in 2009, 2008 and 2007, respectively. As of December 31, 2009, the Retirement Savings Plan held 3,980,806 shares of the Company’s common stock.

The Company has an Employee Stock Purchase Plan (“ESPP”) under which eligible employees may elect to have up to the lesser of $21 or 10% of base compensation deducted from their payroll checks for the purchase of the Company’s common stock at 95% of the average market value on the date of purchase. The maximum number of shares which may be purchased under the ESPP is 4,050,000. The number of shares purchased under the ESPP was 64,394, 52,674 and 37,902 in 2009, 2008 and 2007, respectively. The Company received cash proceeds from the purchase of these shares of $829, $967 and $1,064 in 2009, 2008 and 2007, respectively. In May 2008, 500,000 additional shares were registered for issuance under the ESPP. As of December 31, 2009, 437,818 additional shares may be purchased.

The 1991 Barnes Group Stock Incentive Plan (the “1991 Plan”) authorized the granting of incentives to executive officers, directors and key employees in the form of stock options, stock appreciation rights, incentive stock rights and performance unit awards. Options granted under the 1991 Plan that terminated without being exercised become available for future grants under the 2004 Plan. A maximum of 165,303 common shares are subject to issuance under this plan after December 31, 2009.

The Barnes Group Inc. Employee Stock and Ownership Program (the “2000 Plan”) was approved on April 12, 2000, and subsequently amended on April 10, 2002 by the Company’s stockholders. The 2000 Plan permitted the granting of incentive stock options, nonqualified stock options, restricted stock awards, performance share or cash unit awards and stock appreciation rights, or any combination of the foregoing, to eligible employees to purchase up to 6,900,000 shares of the Company’s common stock. Such shares were authorized and reserved. Options granted under the 2000 Plan that terminate without being exercised become available for future grants under the 2004 Plan. A maximum of 491,486 common shares are subject to issuance under the 2000 Plan after December 31, 2009.

The Barnes Group Stock and Incentive Award Plan (the “2004 Plan”) was approved on April 14, 2004 by the Company’s stockholders. The 2004 Plan permits the issuance of incentive awards, stock option grants and stock appreciation rights to eligible participants to purchase up to 3,800,000 shares of common stock. A maximum of 5,450,142 common shares are subject to issuance under the 2004 Plan after December 31, 2009. As of December 31, 2009 and 2008, there were 1,249,462 and 1,748,465 shares, respectively, available for future grants under the 2004 Plan. Also available for grants under the Plan are the number of shares of common stock reserved for grants of awards under the 1991 and 2000 Plans but not used as of April 14, 2004 and the number of shares of common stock that become available under the terms of the 1991, 2000 and 2004 Plans, including shares subject to awards which are forfeited, settled for cash, expire or otherwise terminate without issuance of the shares.

Incentive stock rights under the 1991 Plan, restricted stock unit awards under the 2000 Plan and restricted stock unit awards under the 2004 Plan (collectively, “Stock Rights”) entitle the holder to receive, without payment, one share of the Company’s common stock after the expiration of the vesting period. Certain Stock Rights are also subject to the satisfaction of established performance goals. Additionally, certain holders of Stock Rights are credited with dividend equivalents, which are converted into additional Stock Rights, and certain holders of restricted stock units are paid dividend equivalents in cash when dividends are paid to other stockholders. All Stock Rights have a vesting period of up to five years.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Non-Employee Director Deferred Stock Plan, as further amended, each non-employee director who joined the Board of Directors prior to December 15, 2005 was granted the right to receive 12,000 shares of the Company’s common stock upon retirement. In 2009 and 2008, $42 and $60, respectively, of dividend equivalents were paid in cash. Compensation cost related to this plan was $28, $31 and $62 in 2009, 2008 and 2007, respectively. There are 84,000 shares reserved for issuance under this plan. Each non-employee director who joins the Board of Directors subsequent to December 15, 2005 will receive restricted stock units under the Barnes Group Inc. Stock and Incentive Award Plan having a value of $50 that vest three years after the date of grant.

Total shares reserved for issuance under all stock plans aggregated 6,628,749 at December 31, 2009.

20. Weighted Average Shares Outstanding

Income from continuing operations and net income per common share is computed in accordance with accounting standards related to earnings per share. Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the year. Effective January 1, 2009, the provisions of a newly issued accounting standard for participating securities became effective for the Company. The provisions of this accounting standard clarified that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, as such, should be included in the calculation of basic earnings per share. The Company’s restricted stock unit awards which contain nonforfeitable rights to dividends are considered participating securities. Diluted earnings per share reflects the assumed exercise and conversion of all dilutive securities. Shares held by the Retirement Savings Plan are considered outstanding for both basic and diluted earnings per share. There are no adjustments to income from continuing operations and net income for purposes of computing income available to common stockholders for the years ended December 31, 2009, 2008 and 2007. A reconciliation of the weighted average number of common shares outstanding used in the calculation of basic and diluted earnings per share follows:

	Weighted Average Common Shares Outstanding
	2009	2008	2007
Basic	53,879,976	53,989,034	53,295,275
Dilutive effect of:
Stock options	245,784	957,608	2,003,811
Stock incentive units	—	—	14,367
Restricted stock units	4,318	295,156	645,488
Convertible senior subordinated debt	—	503,808	1,479,728
Non-Employee Director Deferred Stock Plan	76,348	67,060	87,163

Diluted	54,206,426	55,812,666	57,525,832

The calculation of weighted-average diluted shares outstanding excludes all anti-dilutive shares. During 2009, 2008 and 2007, the Company excluded 3,560,600, 1,485,639 and 306,868 stock options, respectively, from the calculation of diluted weighted-average shares outstanding as the stock options were considered anti-dilutive.

The 3.75% Convertible Notes are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price is approximately $20.62 per share of common stock. The dilutive effect of the notes is determined based on the average closing price of the Company’s stock for the last 30 trading days of each quarter as compared to the conversion price. Under the net share settlement method, these notes were not considered dilutive in 2009 and there were 503,808 potential shares issuable under the notes that were considered dilutive in 2008.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 3.375% Convertible Notes are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price is approximately $28.31 per share of common stock. The dilutive effect of the notes is determined based on the average closing price of the Company’s stock for the last 30 trading days of each quarter as compared to the conversion price. Under the net share settlement method, there were no potential shares issuable under the notes that were considered dilutive in 2009 and 2008.

The number of contingently issuable shares included in diluted average shares outstanding was calculated using the conversion formulas as stated in the respective convertible note agreements.

21. Information on Business Segments

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

Logistics and Manufacturing Services has sales, distribution, and manufacturing operations in the United States, Belgium, Brazil, Canada, China, Denmark, France, Germany, Italy, Mexico, Singapore, Spain and the United Kingdom. Products and services are available in more than 32 countries.

The global operations are engaged in supplying, servicing, and manufacturing of maintenance, repair, and operating components. Activities include logistical support through vendor-managed inventory and technical sales for stocked replacement parts and other products, worldwide catalog offerings and custom solutions, and the manufacture and delivery of aerospace aftermarket spare parts, including the RSPs, and component repairs. Key business drivers include a value proposition centered on customer service, delivery, multiple sales channels, procurement systems, and strong customer relationships. In addition, the manufacturing and supplying of aerospace aftermarket spare parts, including the RSPs, are dependent upon the reliable and timely delivery of high-quality components.

Logistics and Manufacturing Services faces active competition throughout the world. The products and services offered are not unique, and its competitors provide substantially similar products and services. Competition comes from local, regional, and national, maintenance and repair supply distributors and specialty manufacturers of springs, gas struts and engineered hardware. The aerospace aftermarket business competes with aerospace OEMs, service centers of major commercial airlines and other independent service companies for the repair and overhaul of turbine engine components. Service alternatives, timeliness and reliability of supply, price, technical capability, product breadth, quality and overall customer service are important competitive factors.

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

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Operations by Reportable Business Segment

	Logistics and Manufacturing Services	Precision Components	Other	Total Company
Revenues
2009	$539.1	$501.5	$(6.4)	$1,034.2
2008	691.8	683.0	(12.7)	1,362.1
2007	703.0	728.5	(13.3)	1,418.2

Operating profit
2009	$44.0	$16.6	$—	$60.5
2008	79.1	68.5	—	147.6
2007	70.5	84.9	—	155.4

Assets
2009	$723.6	$539.6	$88.8	$1,352.0
2008	756.3	575.4	103.7	1,435.4
2007	813.0	644.5	75.0	1,532.5

Depreciation and amortization
2009	$24.7	$24.8	$2.0	$51.5
2008	25.1	25.0	2.3	52.4
2007	22.5	26.1	2.0	50.6

Capital expenditures
2009	$13.8	$16.3	$0.4	$30.5
2008	14.0	33.3	4.6	51.9
2007	26.4	21.9	2.0	50.2

Notes:

One customer, General Electric, accounted for 21%, 18% and 18% of the Company’s total revenues in 2009, 2008 and 2007, respectively.

“Other” revenues represent the elimination of intersegment sales.

“Other” assets include corporate-controlled assets, the majority of which are cash and deferred tax assets.

A reconciliation of the total reportable segments’ operating profit to income from continuing operations before income taxes follows:

	2009	2008	2007
Operating profit	$60.5	$147.6	$155.4
Interest income	0.4	0.6	0.7
Interest expense	(22.6)	(26.6)	(31.2)
Other (expense) income	1.6	(2.6)	(0.9)

Income from continuing operations before income taxes	$39.9	$119.0	$124.0

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operations by Geographic Area

	Domestic	International	Other	Total Company
Revenues
2009	$655.4	$411.3	$(32.5)	$1,034.2
2008	835.1	572.9	(45.9)	1,362.1
2007	903.8	558.1	(43.8)	1,418.2

Long-lived assets
2009	$299.3	$619.4	$—	$918.7
2008	306.2	620.5	—	926.7
2007	336.6	665.2	—	1,001.8

Notes:

International sales derived from any one country did not exceed 10% of the Company’s total revenues.

“Other” revenues represent the elimination of intercompany sales between geographic locations, of which approximately 41% were sales from international locations to domestic locations.

Long-lived assets located in any one country that exceeded 10% of the Company’s total long-lived assets as of December 31, 2009 were $265.1 million of intangible assets related to the RSPs recorded in Singapore and $133.5 million primarily related to goodwill and property, plant and equipment at the Hänggi division of the Precision Components segment located in Switzerland.

22. Commitments and Contingencies

Leases

The Company has various noncancellable operating leases for buildings, office space and equipment. Rent expense was $20,535, $20,117 and $18,692 for 2009, 2008 and 2007, respectively. Minimum rental commitments under noncancellable leases in years 2010 through 2014 are $15,607, $11,894, $8,620, $6,942 and $4,062, respectively, and $6,043 thereafter. The rental expense and minimum rental commitments of leases with step rent provisions are recognized on a straight-line basis over the lease term.

Product Warranties

The Company provides product warranties in connection with the sale of products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not significant as of December 31, 2009 or 2008.

The Company has been named in a lawsuit arising out of an alleged breach of contract and implied warranty by a customer of Toolcom Suppliers Limited (“Toolcom”), a division of the Logistics and Manufacturing Services segment, related to the sale of certain products prior to the Company’s 2005 acquisition of Toolcom. The plaintiff asserts that certain products sold were not fit for a particular use and claims approximately 5,500 pounds sterling (approximately $9,200) in damages, plus interest and costs. The Company intends to vigorously defend its position. The Company cannot make a reasonable estimate of loss at this time; accordingly, no liability has been recorded.

Income Taxes

In connection with an IRS audit for the tax years 2000 through 2002, the IRS proposed adjustments to these tax years of approximately $16,500, plus a potential penalty of 20% of the tax assessment plus interest. The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries. The Company filed an

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

administrative protest of these adjustments. In the third quarter of 2009, the Company was informed that its protest was denied and a tax assessment was received from the Appeals Office of the IRS. In November 2009, the Company filed a petition in the U.S. Tax Court against the tax assessment received. The Company continues to believe its tax position on the issues raised by the IRS is correct and the Company plans to continue to take appropriate actions to vigorously defend its position. The Company believes it will prevail on this issue. Any additional impact on the Company’s liability for income taxes cannot presently be determined, but the Company continues to believe it is adequately provided for and the outcome will not have a material impact on its results of operations, financial position or cash flows.

23. Accounting Changes

As discussed in Note 15, the Company adopted a standard related to accounting for uncertainty in income taxes effective January 1, 2007.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued a standard related to the fair value option for financial assets and financial liabilities. This standard permits the measurement of certain financial instruments at fair value with subsequent unrealized gains and losses recorded in earnings. This standard was effective for the Company on January 1, 2008. Adoption of this standard did not have an impact on the Company’s financial position, results of operations and cash flows as the Company did not elect the fair value option.

In September 2006, the FASB issued a standard related to fair value measurements. This standard defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted the provisions of this standard effective January 1, 2008 except as it related to those non-financial assets and non-financial liabilities excluded for which the provisions of this standard were adopted effective January 1, 2009. See Note 12.

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

The Company adopted the provisions of an amended accounting standard related to noncontrolling interests in consolidated financial statements during 2009. The provisions of the standard changed the accounting and reporting for noncontrolling interests. The adoption of the provisions of this standard did not have an impact on the Company as the Company does not currently have any investments with a non-controlling interest.

In the first quarter of 2009, the Company adopted the provisions of a newly issued standard related to the disclosures for derivative instruments and hedging activities. This standard changed the required interim and annual disclosures for derivative instruments and hedging activities. See Note 11.

Effective January 1, 2009, the Company retroactively adopted the provisions of a newly issued standard related to certain convertible debt instruments. The provisions of this standard require an entity to separately account for the liability and equity components of the convertible debt in a manner that reflects the entity’s nonconvertible debt borrowing rate. See Note 10 for the impact of adoption of this standard on the consolidated statements of income and consolidated balance sheets.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2009, the Company adopted the provisions of a newly issued standard for participating securities. This standard clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, as such, should be included in the calculation of basic earnings per share. The Company did not retrospectively adjust prior periods for the impact on basic and diluted earnings per share as the amount of the adjustment would not have been significant. See Note 20.

In the second quarter of 2009, the Company adopted the provisions of a newly issued standard related to subsequent events. The provisions of this standard set forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. See Note 24.

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

In December 2008, the FASB issued additional guidance related to employers’ disclosure about postretirement benefit plan assets. As disclosed in Note 13, the Company adopted these annual disclosure provisions in 2009.

24. Subsequent Events

The Company’s management has evaluated potential subsequent events for recording and / or disclosure through February 22, 2010, the date the accompanying Annual Report on Form 10-K for the year ended December 31, 2009 was issued.

In January 2010, the Company and Wells Fargo Bank, N.A., entered into an amendment to the Company’s $35,000 unsecured credit agreement dated July 1, 2009 to reduce the interest rate applicable to the Eurocurrency rate loans from LIBOR plus 4.25% to LIBOR plus 2.75%. The interest rate for the base rate remains unchanged. All other provisions of this credit agreement continue in full force and effect.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Barnes Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Barnes Group Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 23 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007 and the manner in which it accounts for certain convertible debt instruments in 2009.

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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP Hartford, Connecticut February 22, 2010

QUARTERLY DATA (UNAUDITED)

(Dollars in millions, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)	Full Year
2009
Net sales	$262.2	$255.2	$260.3	$256.5	$1,034.2
Gross profit (1)	95.0	89.5	89.8	88.7	363.0
Operating income	20.5	14.1	14.6	11.4	60.5
Income from continuing operations	11.5	10.4	10.9	6.2	39.0
Net income (loss)	11.5	10.4	10.9	6.2	39.0
Per common share:
Income from continuing operations:
Basic	$.22	$.20	$.20	$.11	$.72
Diluted	.22	.19	.20	.11	.72
Net income:
Basic	.22	.20	.20	.11	.72
Diluted	.22	.19	.20	.11	.72
Dividends	.16	.16	.08	.08	.48
Market prices (high - low)	$16.04-7.69	$16.94-10.33	$17.87-10.85	$19.11-15.01	$19.11-7.69

2008
Net sales	$384.0	$378.9	$333.8	$265.4	$1,362.1
Gross profit (1)	146.7	146.6	125.7	95.4	514.5
Operating income	51.6	51.0	42.6	2.7	147.9
Income (loss) from continuing operations	33.7	35.3	29.2	(5.5)	92.7
Net income (loss)	32.4	33.5	27.8	(11.1)	82.6
Per common share:
Income (loss) from continuing operations:
Basic	$.62	$.65	$.54	$(.10)	$1.72
Diluted	.60	.61	.52	(.10)	1.66
Net income (loss):
Basic	.60	.62	.51	(.21)	1.53
Diluted	.58	.58	.49	(.21)	1.48
Dividends	.14	.16	.16	.16	.62
Market prices (high - low)	$34.15-20.39	$32.33-22.77	$25.35-18.56	$20.25-8.51	$34.15-8.51

(1)	Sales less cost of sales.
(2)	The Company took a number of actions within each of its businesses primarily in the fourth quarter of 2008. See Note 8.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2009, which appears on page 67 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Information with respect to our directors and nominees may be found under the caption “Election of Directors” of the Company’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 7, 2010 (the “Proxy Statement”). Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

The Company’s executive officers as of the date of this Annual Report are as follows:

Executive Officer	Position	Age as of December 31, 2009
Gregory F. Milzcik	President and Chief Executive Officer	50

Marian Acker	Vice President, Controller	47

Francis C. Boyle, Jr.	Vice President, Finance and Chief Accounting Officer	59

Jerry W. Burris	Vice President, Barnes Group Inc., and President, Precision Components	46

Joseph D. DeForte	Vice President, Tax	67

Patrick J. Dempsey	Vice President, Barnes Group Inc., and President, Logistics and Manufacturing Services	45

Dawn N. Edwards	Senior Vice President, Human Resources	41

Signe S. Gates	Senior Vice President, General Counsel and Secretary	60

Lawrence W. O’Brien	Vice President, Treasurer	60

Christopher J. Stephens, Jr.	Senior Vice President, Finance and Chief Financial Officer	45

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

Ms. Acker joined the Company in May, 1993. She was appointed Vice President, Controller, on January 1, 2010. Prior to her appointment she held various positions of increasing responsibility in the Company’s Finance function.

Mr. Boyle joined the Company in April, 1978. Mr. Boyle was appointed Vice President, Finance and Chief Accounting Officer in January 2009. Prior to that appointment he had served as Vice President, Controller, and Acting Chief Financial Officer since June 2008 and prior to that as Vice President, Controller since 1997.

Mr. Burris joined the Company in July 2006 as Vice President, Barnes Group Inc. and President, Associated Spring. In October 2008, he was appointed President, Precision Components. In 2006, prior to joining the Company, he was the President and CEO of the General Electric Advanced Material Quartz and Ceramics group of General Electric Company. Prior to that he was the General Manager of various business teams of General Electric Company, including Global Healthcare Services from 2003 to 2006.

Mr. DeForte joined the Company as Vice President, Tax in August, 1999.

Mr. Dempsey joined the Company in October, 2000. He has held a series of increasingly responsible roles since joining the Company. In November, 2004, he was promoted to Vice President, Barnes Group Inc. and President, Barnes Aerospace. In October, 2007, he was appointed President, Barnes Distribution. In October, 2008, he was appointed President, Logistics and Manufacturing Services.

Ms. Edwards joined the Company in September, 1998. She was appointed Senior Vice President, Human Resources effective August, 2009. Prior to her appointment she held various positions of increasing responsibility in the Company’s Human Resources function.

Ms. Gates joined the Company as Senior Vice President, General Counsel and Secretary in June, 1999.

Mr. Milzcik joined the Company as Vice President, Barnes Group Inc. and President, Barnes Aerospace in June, 1999. He was appointed President, Barnes Industrial (formerly Associated Spring) in November, 2004. Effective February 1, 2006, he was appointed Executive Vice President and Chief Operating Officer of the Company. Effective October 19, 2006, he was appointed President and Chief Executive Officer.

Mr. O’Brien joined the Company as Vice President, Treasurer in August, 2001.

Mr. Stephens joined the Company in January, 2009 as Senior Vice President, Finance and Chief Financial Officer. From 2007 to 2008, he served as President of the Consumer Products Group of Honeywell International. From 2003 to 2007, he served as Vice President and Chief Financial Officer of Honeywell Transportation Systems Group.

AUDIT COMMITTEE

Ms. Mangum and Messrs. Benanav, Bristow, Grzelecki and Morgan are the members of the Company’s audit committee which is a separately designated standing committee of the Board of Directors of the Company established in accordance with Section 3(a)(58)(A) of the Exchange Act.

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

CODE OF ETHICS

We have adopted a Code of Ethics Applicable to Senior Executives (the “Executive Code of Ethics”) which is applicable to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The Executive Code of Ethics is available on our website at www.BGInc.com. We will disclose any material amendments to or waivers of the Executive Code of Ethics on our website or in a report on Form 8-K.

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

Item 14. Principal Accountant Fees and Services

The information in the Proxy Statement under “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The Financial Statements of the Company are set forth under Item 8 of this Annual Report.

(a)(2)	See Financial Statement Schedule under Item 15(c).

(a)(3)	See Item 15(b) below.

(b)	The Exhibits required by Item 601 of Regulation S-K are filed as Exhibits to this Annual Report and indexed at pages 78 through 82 of this Annual Report.

(c)	Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2009, 2008 and 2007

(In thousands)

Allowances for Doubtful Accounts:
Balance December 31, 2006	$3,589
Provision charged to income	2,274
Doubtful accounts written off (net)	(756)
Other adjustments (1)	345

Balance December 31, 2007	5,452
Provision charged to income	4,319
Doubtful accounts written off (net)	(3,226)
Other adjustments (1)	(371)

Balance December 31, 2008	6,174
Provision charged to income	3,322
Doubtful accounts written off (net)	(3,709)
Other adjustments (1)	128

Balance December 31, 2009	$5,915

(1)	Opening balances of acquired businesses, foreign currency translation and other reclassifications.

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2009, 2008 and 2007

(In thousands)

Valuation Allowance on Deferred Tax Assets:
Balance December 31, 2006	$13,110
Additions charged to income tax expense	1,439
Reductions charged to other comprehensive income	(411)
Reductions credited to income tax expense	(1,219)
Changes due to Mexican tax law	1,970
Changes due to foreign currency translation	1,203

Balance December 31, 2007	16,092
Additions charged to income tax expense	9,463
Additions charged to other comprehensive income	346
Reductions credited to income tax expense	(510)
Changes due to foreign currency translation	(2,747)

Balance December 31, 2008	22,644
Additions charged to income tax expense	6,806
Additions charged to other comprehensive income	(459)
Reductions credited to income tax expense	(1,463)
Changes due to foreign currency translation	2,154

Balance December 31, 2009	$29,682

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2010

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

/S/ GREGORY F. MILZCIK
Gregory F. Milzcik
President and Chief Executive Officer
(Principal Executive Officer), and Director

/S/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr.
Senior Vice President, Finance
Chief Financial Officer
(Principal Financial Officer)

/S/ MARIAN ACKER
Marian Acker
Vice President, Controller
(Principal Accounting Officer)

/S/ THOMAS O. BARNES
Thomas O. Barnes
Director

/S/ THOMAS J. ALBANI
Thomas J. Albani
Director

/S/ JOHN W. ALDEN
John W. Alden
Director

/S/ GARY G. BENANAV
Gary G. Benanav
Director

/S/ WILLIAM S. BRISTOW, JR.
William S. Bristow, Jr.
Director

/S/ GEORGE T. CARPENTER
George T. Carpenter
Director

/S/ FRANK E. GRZELECKI
Frank E. Grzelecki
Director

/S/ MYLLE H. MANGUM
Mylle H. Mangum
Director

/S/ WILLIAM J. MORGAN
William J. Morgan
Director

EXHIBIT INDEX

Barnes Group Inc.

Annual Report on Form 10-K

for the Year ended December 31, 2009

Exhibit No.	Description	Reference
3.1	Restated Certificate of Incorporation; Certificate of Designation; Preferences and Rights of Series A Junior Participating Preferred Stock; Certificate of Change of location of registered office and of registered agent, dated December 13, 2002; Certificate of Merger of domestic company, dated May 19, 2004; and Certificate of Amendment of Restated Certificate of Incorporation of Barnes Group Inc., dated April 20, 2006.	Incorporated by reference to Exhibit 3 to the Company’s report on Form 10-Q for the quarter ended March 31, 2006.

3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K for the year ended December 31, 1998.

4.1	(i) Fourth Amended and Restated Revolving Credit Agreement, dated September 19, 2007, among the Company and several commercial banks.	Incorporated by reference to Exhibit 4.1(i) to the Company’s report on Form 10-Q for the quarter ended September 30, 2007.

	(ii) Guaranty of the Company, dated as of September 19, 2007.	Incorporated by reference to Exhibit 4.1(ii) to the Company’s report on Form 10-Q for the quarter ended September 30, 2007.

	(iii) Sharing Agreement, dated as of January 11, 2006.	Incorporated by reference to Exhibit 4.1(ii) to the Company’s report on Form 10-K for the year ended December 31, 2005.

4.2	(i) Note Agreement dated as of November 12, 1999, between 3031786 Nova Scotia Company, a wholly owned subsidiary of the Company, and several insurance companies.	Incorporated by reference to Exhibit 4.6 to the Company’s report on Form 10-K for the year ended December 31, 1999.

	(ii) Amendment No. 1 to Note Agreement, dated as of February 5, 2003.	Incorporated by reference to Exhibit 4.4(ii) to the Company’s report on Form 10-K for the year ended December 31, 2002.

	(iii) Assumption and Amendment Agreement.	Incorporated by reference to Exhibit 4.3 (iii) to the Company’s report on Form 10-K for the year ended December 31, 2005.

	(iv) Amendment No. 3 to Note Agreement, dated as of January 11, 2006.	Incorporated by reference to Exhibit 4.3(iv) to the Company’s report on Form 10-K for the year ended December 31, 2005.

	(v) Amendment No. 4 to Note Agreement, dated as of February 23, 2006.	Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-Q for the quarter ended March 31, 2006.

	(vi) Letter Amendment dated February 12, 2007.	Incorporated by reference to Exhibit 4.2(vi) to the Company’s report on Form 10-K for the year ended December 31, 2006.

Exhibit No.	Description	Reference

4.3	Purchase Agreement among the Company and several initial purchasers named therein, dated July 26, 2005, relating to the Company’s 3.75% Convertible Senior Subordinated Notes due 2025.	Incorporated by reference to Exhibit 4.1 to Form 8-K, filed by the Company on August 2, 2005.

4.4	Indenture between the Company and the Bank of New York Trust Company, N.A., as Trustee under the Indenture, dated as of August 1, 2005, relating to the Company’s 3.75% Convertible Senior Subordinated Notes due 2025.	Incorporated by reference to Exhibit 4.3 to Form 8-K, filed by the Company on August 2, 2005.

4.5	Resale Registration Rights Agreement between the Company and Banc of America Securities LLC, as Representative of the Initial Purchasers, dated August 1, 2005, relating to the Company’s 3.75% Convertible Senior Subordinated Notes due 2025.	Incorporated by reference to Exhibit 4.4 to Form 8-K, filed by the Company on August 2, 2005.

4.6	Purchase Agreement among the Company and several initial purchasers named therein, dated March 6, 2007, relating to the Company’s 3.375% Convertible Senior Subordinated Notes due 2027.	Incorporated by reference to Exhibit 4.1 to Form 8-K, filed by the Company on March 7, 2007.

4.7	Indenture between the Company and the Bank of New York Trust Company, N.A., as Trustee under the Indenture, dated as of March 12, 2007, relating to the Company’s 3.375% Convertible Senior Subordinated Notes due 2027.	Incorporated by reference to Exhibit 4.3 to Form 8-K, filed by the Company on March 12, 2007.

4.8	Resale Registration Rights Agreement between the Company and Banc of America Securities LLC, as Representative of the Initial Purchasers, dated March 12, 2007, relating to the Company’s 3.375% Convertible Senior Subordinated Notes due 2027.	Incorporated by reference to Exhibit 4.4 to Form 8-K, filed by the Company on March 12, 2007.

4.9	(i) ISDA Master Agreement, dated as of March 6, 2008.	Incorporated by reference to Exhibit 4.1(i) to the Company’s report on Form 10-Q for the quarter ended June 30, 2008.

	(ii) Schedule to Wells Fargo Bank, N.A. ISDA Master Agreement.	Incorporated by reference to Exhibit 4.1(ii) to the Company’s report on Form 10-Q for the quarter ended June 30, 2008.

	(iii) Schedule to JP Morgan Chase Bank, N.A. ISDA Master Agreement.	Incorporated by reference to Exhibit 4.2(i) to the Company’s report on Form 10-Q for the quarter ended June 30, 2008.

4.10	(i) Senior Unsecured Credit Agreement, dated as of July 1, 2009, between Wells Fargo Bank, N.A. and Barnes Group Inc.	Incorporated by reference to Exhibit 4.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2009.

	(ii) First Amendment to Credit Agreement, dated January 25, 2010.	Filed with this report.

Exhibit No.		Description	Reference

10.1	*	Barnes Group Inc. Management Incentive Compensation Plan, amended October 22, 2008.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-K for the year ended December 31, 2008.

10.2	*	(i) Barnes Group Inc. Retirement Benefit Equalization Plan, as amended and restated effective January 1, 2009.	Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-K for the year ended December 31, 2008.

		(ii) Amendment No. 1 to the Barnes Group Inc. Retirement Benefit Equalization Plan.	Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q for the quarter ended September 30, 2009.

		(iii) Amendment No. 2 to the Barnes Group Inc. Retirement Benefits Equalization Plan.	Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-Q for the quarter ended September 30, 2009.

		(iv) Amendment to the Barnes Group Inc. Retirement Benefit Equalization Plan dated December 30, 2009.	Filed with this report.

10.3	*	(i) Barnes Group Inc. Supplemental Senior Officer Retirement Plan, as amended and restated effective January 1, 2009.	Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-K for the year ended December 31, 2008.

		(ii) Amendment to the Barnes Group Inc. Supplemental Senior Officer Retirement Plan dated December 30, 2009.	Filed with this report.

10.4	*	1991 Barnes Group Stock Incentive Plan, as amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-K for the year ended December 31, 2008.

10.5	*	Barnes Group Inc. Non-Employee Director Deferred Stock Plan, as amended and restated December 31, 2008.	Incorporated by reference to Exhibit 10.5 to the Company’s report on Form 10-K for the year ended December 31, 2008.

10.6	*	Barnes Group Inc. Directors’ Deferred Compensation Plan, as amended and restated December 31, 2008.	Incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-K for the year ended December 31, 2008.

10.7	*	Barnes Group Inc. Senior Executive Enhanced Life Insurance Program, as amended and restated effective December 31, 2008.	Incorporated by reference to Exhibit 10.7 to the Company’s report on Form 10-K for the year ended December 31, 2008.

10.8	*	Barnes Group Inc. Enhanced Life Insurance Program, as amended December 31, 2008.	Incorporated by reference to Exhibit 10.8 to the Company’s report on Form 10-K for the year ended December 31, 2008.

10.9	*	Barnes Group Inc. Supplemental Executive Retirement Plan, as amended and restated to February 3, 2009 effective January 1, 2009.	Incorporated by reference to Exhibit 10.9 to the Company’s report on Form 10-K for the year ended December 31, 2008.

10.10	*	Barnes Group Inc. Executive Officer Severance Agreement, as amended December 31, 2008.	Incorporated by reference to Exhibit 10.10 to the Company’s report on Form 10-K for the year ended December 31, 2008.

10.11	*	Barnes Group Inc. Amended Employee Stock and Ownership Program as further amended.	Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended March 31, 2003.

Exhibit No.		Description	Reference

10.12	*	Barnes Group Inc. Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001.

10.13	*	Barnes Group Inc. Executive Separation Pay Plan, as amended and restated effective December 31, 2008.	Incorporated by reference to Exhibit 10.13 to the Company’s report on Form 10-K for the year ended December 31, 2008.

10.14	*	Barnes Group Inc. Performance Linked Bonus Plan for Selected Executive Officers, as amended October 22, 2008.	Incorporated by reference to Exhibit 10.14 to the Company’s report on Form 10-K for the year ended December 31, 2008.

10.15	*	(i)Barnes Group Inc. Stock and Incentive Award Plan, as amended December 31, 2008.	Incorporated by reference to Exhibit 10.15 to the Company’s report on Form 10-K for the year ended December 31, 2008.

		(ii) Exercise of Authority Relating to the Stock and Incentive Award Plan, dated March 3, 2009.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2009.

10.16	*	(i) Barnes Group 2009 Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009.

		(ii) Trust Agreement between the Company and Fidelity Management Trust Company (Barnes Group 2009 Deferred Compensation Plan), dated September 1, 2009.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2009.

		(iii) Amendment to the Barnes Group 2009 Deferred Compensation Plan dated December 30, 2009.	Filed with this report.

10.17	*	Executive Compensation.	Incorporated by reference to Item 5.02(e) on Form 8-K filed by the Company on February 17, 2009.

10.18	*	Employment Agreement by and between the Company and Gregory F. Milzcik, as amended December 31, 2008.	Incorporate by reference to Exhibit 10.1, on Form 8-K/A, filed by the Company on January 20, 2009.

10.19	*	Incentive Compensation Reimbursement Agreement by and between the Company and Christopher J. Stephens, Jr.	Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2008.

10.20	*	Executive Compensation, Christopher J. Stephens, Jr.	Incorporated by reference to Item 5.02 on Form 8-K filed by the Company on January 13, 2009.

10.21	*	Agreement between Francis C. Boyle, Jr. and Barnes Group Inc., dated January 12, 2009.	Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2008.

10.22	*	Consulting Agreement between the Company and John R. Arrington, dated September l1, 2009.	Incorporated by reference to Exhibit 10.5 to the Company’s report on Form 10-Q for the quarter ended September 30, 2009.

10.23	*	Form of Amended and Restated Restricted Stock Unit Award Agreement for Directors.	Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2008.

Exhibit No.		Description	Reference

10.24	*	Form of Non-Qualified Stock Option Agreement for CEO.	Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2008.

10.25	*	Form of Non-Qualified Stock Option Agreement for employees grade 21 and up.	Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2008.

10.26	*	Form of Amended and Restated Restricted Stock Unit Award Agreement for CEO.	Incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2008.

10.27	*	Form of Amended and Restated Restricted Stock Unit Award Agreement for employees grade 21 and up.	Incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2008.

10.28	*	Form of Amended and Restated Performance Share Award Agreement for Officers.	Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31, 2008.

10.29	*	Form of Amended and Restated Contingent Dividend Equivalent Rights Agreement for officers.	Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2008.

10.30	*	Form of Amended and Restated Performance Share Award Agreement for CEO.	Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2008.

10.31	*	Form of Amended and Restated Contingent Dividend Equivalent Rights Agreement for CEO.	Incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2008.

10.32	*	Form of Amended and Restated Restricted Stock Unit Award Agreement for T. Albani.	Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2008.

21		List of Subsidiaries.	Filed with this report.

23		Consent of Independent Registered Public Accounting Firm.	Filed with this report.

31.1		Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

31.2		Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

32		Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.

*	Management contract or compensatory plan or arrangement.

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