Form 10-Q
period 2010-03-31
BARNES GROUP INC
filed 2010-04-30
CIK 9984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer		Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant had outstanding 55,024,593 shares of common stock as of April 28, 2010.

Barnes Group Inc.

Index to Form 10-Q

For the Quarterly Period Ended March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2010	2009
Net sales	$278,137	$262,150

Cost of sales	178,023	167,165
Selling and administrative expenses	80,447	74,528

	258,470	241,693

Operating income	19,667	20,457

Other income	217	158

Interest expense	5,118	5,936
Other expenses	541	578

Income before income taxes	14,225	14,101

Income taxes	2,396	2,642

Net income	$11,829	$11,459

Per common share:
Net income:
Basic	$.21	$.22
Diluted	.21	.22
Dividends	.08	.16

Average common shares outstanding:
Basic	55,393,625	52,735,911
Diluted	55,965,287	52,909,312

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$15,353	$17,427
Accounts receivable, less allowances (2010—$4,762; 2009—$5,915)	173,545	160,269
Inventories	192,371	190,792
Deferred income taxes	7,771	23,630
Prepaid expenses and other current assets	12,611	10,562

Total current assets	401,651	402,680

Deferred income taxes	45,574	30,650

Property, plant and equipment	643,619	645,318
Less accumulated depreciation	(425,433)	(420,355)

	218,186	224,963

Goodwill	367,703	373,564
Other intangible assets, net	299,557	303,689
Other assets	19,140	16,444

Total assets	$1,351,811	$1,351,990

Liabilities and Stockholders’ Equity
Current liabilities
Notes and overdrafts payable	$1,481	$4,595
Accounts payable	93,375	85,588
Accrued liabilities	69,891	73,538
Long-term debt – current	118,237	25,567

Total current liabilities	282,984	189,288

Long-term debt	232,166	321,306
Accrued retirement benefits	114,115	118,693
Other liabilities	36,716	37,990

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock—par value $0.01 per share
Authorized: 150,000,000 shares
Issued: at par value (2010–56,197,175 shares; 2009–55,974,051 shares)	562	560
Additional paid-in capital	274,543	270,784
Treasury stock, at cost (2010–1,185,793 shares; 2009–1,181,579 shares)	(15,909)	(15,839)
Retained earnings	486,044	478,704
Accumulated other non-owner changes to equity	(59,410)	(49,496)

Total stockholders’ equity	685,830	684,713

Total liabilities and stockholders’ equity	$1,351,811	$1,351,990

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2010	2009
Operating activities:
Net income	$11,829	$11,459
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	12,671	13,060
Amortization of convertible debt discount	1,389	1,699
Gain on disposition of property, plant and equipment	(54)	(125)
Stock compensation expense	1,777	896
Withholding taxes paid on stock issuances	(71)	(139)
Changes in assets and liabilities:
Accounts receivable	(15,120)	(25,985)
Inventories	(1,578)	15,148
Prepaid expenses and other current assets	(3,940)	925
Accounts payable	8,225	(4,490)
Accrued liabilities	(793)	(4,094)
Deferred income taxes	314	2,715
Long-term retirement benefits	(5,575)	(3,923)
Other	(1,317)	(1,767)

Net cash provided by operating activities	7,757	5,379

Investing activities:
Proceeds from disposition of property, plant and equipment	64	119
Capital expenditures	(5,868)	(9,600)
Other	(785)	(673)

Net cash used by investing activities	(6,589)	(10,154)

Financing activities:
Net change in other borrowings	(3,062)	2,914
Payments on long-term debt	(78,593)	(19,450)
Proceeds from the issuance of long-term debt	80,900	29,000
Proceeds from the issuance of common stock	2,419	561
Dividends paid	(4,396)	(8,370)
Other	(56)	(139)

Net cash provided (used) by financing activities	(2,788)	4,516

Effect of exchange rate changes on cash flows	(454)	(740)

Decrease in cash and cash equivalents	(2,074)	(999)

Cash and cash equivalents at beginning of period	17,427	20,958

Cash and cash equivalents at end of period	$15,353	$19,959

See accompanying notes.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts included in the notes are stated in thousands except per share data.)

(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 2009 has been derived from the 2009 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. Net Income Per Common Share

For the purpose of computing diluted net income per share, the weighted-average number of shares outstanding is increased for the potential dilutive effects of stock-based incentive plans and convertible senior subordinated notes. For the three-month periods ended March 31, 2010 and 2009, the weighted-average number of shares was increased by 571,662 and 173,401, respectively, for the potential dilutive effect of stock-based incentive plans. There were no adjustments to net income for the purposes of computing income available to common stockholders for those periods.

The calculation of weighted-average diluted shares outstanding excludes all anti-dilutive shares. During the three-month periods ended March 31, 2010 and 2009, the Company excluded 2,006,255 and 4,874,188 stock options, respectively, from the calculation of weighted-average diluted shares outstanding as the stock options were considered anti-dilutive.

The Company granted 519,200 stock options, 260,417 restricted stock unit awards, and 101,100 performance unit plan awards in February 2010 as part of its annual grant award. Of the 260,417 restricted stock unit awards, 1,600 vest upon satisfying established performance goals and 258,817 vest upon meeting certain service conditions. All of the restricted stock unit awards that vest upon meeting certain service conditions are included in basic average common shares outstanding as they contain nonforfeitable rights to dividend payments. The performance unit plan awards are denominated in units with each unit being equivalent in value to one share of the Company’s common stock and are payable in cash. The performance unit plan awards vest upon satisfying established performance goals and are not included in either basic or diluted average common shares outstanding as these awards are settled in cash.

The 3.75% convertible senior subordinated notes due in August 2025 (the “3.75% Convertible Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of March 31, 2010 was approximately $20.62 per share of common stock. The dilutive effect of the notes is determined based on the average closing price of the Company’s stock for the last 30 trading days of the quarter as compared to the conversion price of the notes. Under the net share settlement method, there were no potential shares issuable under the notes as the notes were considered anti-dilutive for the three-month periods ended March 31, 2010 and 2009.

The 3.375% convertible senior subordinated notes due in March 2027 (the “3.375% Convertible Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of March 31, 2010 was approximately $28.31 per share of common stock. The dilutive effect of the notes is determined based on the average closing price of the Company’s stock for the last 30 trading days of the quarter as compared to the conversion price of the notes. Under the net share settlement method, there were no potential shares issuable under the notes as the notes were considered anti-dilutive for the three-month periods ended March 31, 2010 and 2009.

3. Comprehensive Income

Comprehensive income (loss) includes all changes in equity during a period except those resulting from the investments by, and distributions to, stockholders. For the Company, comprehensive income (loss) for the period includes net income and other non-owner changes to equity, net of taxes.

Statements of Comprehensive Income (Loss)

(Unaudited)

For the three months ended March 31,	2010	2009
Net income	$11,829	$11,459
Unrealized gain (loss) on hedging activities, net of tax of $97 and $(55), respectively	119	(272)
Foreign currency translation adjustments net of tax of $234 and $1,257, respectively	(11,137)	(21,033)
Defined benefit pension and other postretirement plans net of tax of $146 and $142, respectively	1,104	1,156

Comprehensive income (loss)	$1,915	$(8,690)

4. Inventories

The components of inventories consisted of:

	March 31, 2010	December 31, 2009
Finished goods	$106,558	$105,541
Work-in-process	57,792	56,853
Raw material and supplies	28,021	28,398

	$192,371	$190,792

5. Goodwill and Other Intangible Assets

Goodwill:

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company for the period ended March 31, 2010:

	Logistics and Manufacturing Services	Precision Components	Total Company
January 1, 2010	$166,400	$207,164	$373,564
Foreign currency translation	(2,549)	(3,312)	(5,861)

March 31, 2010	$163,851	$203,852	$367,703

Other Intangible Assets:

Other intangible assets consisted of:

	Range of Life-Years	March 31, 2010		December 31, 2009
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs	Up to 30	$293,700	$(30,495)	$293,700	$(28,578)
Customer lists/relationships	10	28,578	(15,747)	28,578	(15,024)
Patents, trademarks/trade names	5-30	22,746	(10,606)	22,746	(10,093)
Other	Up to 15	10,405	(2,527)	10,405	(2,393)

		355,429	(59,375)	355,429	(56,088)
Foreign currency translation		3,503	—	4,348	—

Other intangible assets		$358,932	$(59,375)	$359,777	$(56,088)

Amortization of intangible assets is expected to increase from approximately $14,300 in 2010 to $14,800 in 2014.

6. Business Reorganizations

In the third quarter of 2009, the Company authorized the restructuring of certain operations of the Precision Components segment by moving the operations of two facilities, Burlington, Ontario, Canada (the “Burlington Facility”) and Monterrey, Mexico (the “Monterrey Facility”). The assets and related work of these facilities have been substantially transferred to other Precision Components facilities in the United States to create a more cost effective manufacturing footprint. The movement of operations for the Burlington Facility was substantially completed by March 31, 2010. The movement of assets at the previously idled Monterrey Facility was completed by December 31, 2009. The Company recorded restructuring and related costs of $4,904 in 2009 related to these actions which included $2,140 of employee termination costs, $1,107 of asset write-downs, $487 of equipment transfer costs, $970 of facility use termination costs and $200 of pension curtailment costs. The Company expects to incur approximately $1,600 related to equipment transfer expenses and other related costs in 2010 and beyond and recorded $637 of these costs in the first quarter of 2010. The Company also expects to incur costs related to the 2009 and prior actions of up to $4,000 related to pension costs, in large part due to the accelerated recognition of actuarial losses, which may be incurred in 2010 or later. In addition, during 2009, the Company implemented other workforce reduction actions at Precision Components and recorded severance expense of $3,358 primarily in the second quarter of 2009. Costs related to the 2009 actions are primarily recorded in selling and administrative expenses in the accompanying consolidated statements of income.

The following table sets forth the change in the liability for the 2009 employee termination actions at Precision Components:

January 1, 2010	$3,337
Severance expense, net	(33)
Payments	(495)
Foreign currency translation	(14)

March 31, 2010	$2,795

The remaining balance is expected to be paid in 2010.

In 2008, the Company implemented certain right-sizing actions, including workforce reductions and plant consolidations, at both business segments. As a result of these actions, the Company recorded an additional $2,448 of costs in 2009 at Precision Components related to transfer of work and facility exits, $116 of which was recorded in the first quarter of 2009. These costs are primarily recorded in selling and administrative expenses in the accompanying consolidated statements of income. As of December 31, 2009, the Company had recorded a liability of $167 at Precision Components related to 2008 actions. These actions were substantially complete as of December 31, 2009.

The following table sets forth the change in the liability for 2008 employee termination actions at Logistics and Manufacturing Services:

January 1, 2010	$1,467
Severance expense, net	(4)
Payments	(413)
Foreign currency translation	(85)

March 31, 2010	$965

The remaining balances are expected to be paid in 2010.

7. Debt

The Company’s debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios, and minimum levels of net worth. The Company is in compliance with its debt covenants as of March 31, 2010, and closely monitors its future compliance based on current and anticipated future economic conditions.

The 3.75% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after February 7, 2011. The note holders may also require the Company to redeem some or all of the Notes at their par value on February 1st of 2011, 2016 and 2021. As such, the Company has classified the balance of the 3.75% Convertible Notes of $89,477 ($92,500 par value) and the related deferred tax balances as current in the accompanying consolidated balance sheets as of March 31, 2010. However, if any of the 3.75% Convertible Notes are redeemed on February 1, 2011, the Company intends to finance the redemption through the use of its available credit facilities which expire in September 2012.

The 3.375% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. The note holders may also require the Company to redeem some or all of the Notes at their par value on March 15th of 2014, 2017 and 2022.

The 3.75% Convertible Notes and the 3.375% Convertible Notes are also eligible for conversion upon meeting certain conditions as provided in the respective indenture agreements. The eligibility for conversion is determined quarterly. During the first quarter of 2010, neither the 3.75% Convertible Notes nor the 3.375% Convertible Notes were eligible for conversion. During the second quarter of 2010, neither of the Convertible Notes will be eligible for conversion.

In January 2010, the Company and Wells Fargo Bank, N.A. entered into an amendment to the Company’s $35,000 unsecured credit agreement dated July 1, 2009 to reduce the interest rate applicable to the Eurocurrency loans from the London Interbank Offered Rate (“LIBOR”) plus 4.25% to LIBOR plus 2.75%. The interest rate for the base rate loans remains unchanged. All other provisions of this credit agreement continue in full force and effect.

8. Derivatives

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

The Company also uses financial instruments to hedge its exposures to fluctuations in foreign currency exchange rates. The Company has various contracts outstanding which primarily hedge recognized assets or liabilities, and anticipated transactions in various currencies including the British pound sterling, Canadian dollar, Euro, Singapore dollar, Swedish krona and Swiss franc. Certain foreign currency derivative instruments are treated as cash flow hedges of forecasted transactions. All foreign exchange contracts are due within one year.

Net investment hedges have been used by the Company to mitigate exposure to foreign currency volatility on its future return on capital however the Company did not have any net investment hedges outstanding for any periods presented.

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

The following table sets forth the fair value amounts of derivative instruments held by the Company.

	March 31, 2010		December 31, 2009
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(2,487)	$—	$(2,700)
Foreign exchange contracts	61	—	—	(147)

	61	(2,487)	—	(2,847)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	193	—	1	(1,636)

Total derivatives	$254	$(2,487)	$1	$(4,483)

Asset derivatives are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Liability derivatives related to interest rate contracts and foreign exchange contracts are recorded in other liabilities and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

The following table sets forth the gain (loss) recorded in other comprehensive income, net of tax, for the three months ended March 31, 2010 and 2009 for derivatives held by the Company.

Derivatives in hedging relationships	2010	2009
Cash flow hedges:
Interest rate contracts	$132	$(90)
Foreign exchange contracts	(13)	(182)

	$119	$(272)

Amounts included within accumulated other comprehensive income (loss) that were reclassified to income during the first quarter of 2010 resulted in a fixed rate of interest of 2.947% plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings. The amounts reclassified for the foreign exchange contracts were not material. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the three months ended March 31, 2010.

The following table sets forth the gain (loss) recorded in other income (expense) in the consolidated statements of income for the three months ended March 31, 2010 and 2009 for derivatives held by the Company. Such amounts were substantially offset by gains (losses) recorded on the underlying hedged asset or liability.

Derivatives in hedging relationships	2010	2009
Non-designated hedges:
Foreign exchange contracts	$1,828	$(2,950)

9. Fair Value Measurements

The provisions of the accounting standard for fair value define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability

The following table provides the financial assets and financial liabilities reported at fair value and measured on a recurring basis:

	Total	Fair Value Measurements Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010
Asset derivatives	$254	$—	$254	$—
Liability derivatives	(2,487)	—	(2,487)	—
Rabbi trust assets	1,489	1,489	—	—

	$(744)	$1,489	$(2,233)	$—

December 31, 2009
Asset derivatives	$1	$—	$1	$—
Liability derivatives	(4,483)	—	(4,483)	—
Rabbi trust assets	1,431	1,431	—	—

	$(3,051)	$1,431	$(4,482)	$—

The fair value for the derivative contracts are valued with a discounted cash flow model using observable current market information as of the reporting date such as the prevailing LIBOR-based and U.S. treasury interest rates and foreign currency spot and forward rates. The fair values of rabbi trust assets are based on quoted market prices from various financial exchanges.

As disclosed within the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the fair values of the 3.75% Convertible Notes and 3.375% Convertibles Notes were approximately $96,570 and $50,573, respectively. As of March 31, 2010, the fair values of the 3.75% Convertible Notes and the 3.375% Convertible Notes were approximately $99,044 and $51,789, respectively.

10. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Pensions		Other Postretirement Benefits
For the three months ended March 31,	2010	2009	2010	2009
Service cost	$1,707	$1,880	$126	$116
Interest cost	5,680	5,614	836	863
Expected return on plan assets	(7,705)	(7,555)	—	—
Amortization of prior service cost (credit)	220	237	(245)	(175)
Recognized losses	580	420	110	67
Curtailment gain	—	—	(987)	—

Net periodic benefit cost (income)	$482	$596	$(160)	$871

The Company recorded a curtailment gain in one of its other postretirement benefit plans during the first quarter of 2010 in connection with the closure of a facility within the Precision Components segment.

11. Income Taxes

The Company’s effective tax rate for the first quarter of 2010 was 16.8%. In 2009, the Company’s effective tax rate was 18.7% in the first quarter and 2.4% for the full year. The increase in the first quarter 2010 effective tax rate from the full year 2009 rate was primarily driven by the projected shift in the mix of income to higher-taxing jurisdictions and the impact of the expected repatriation of a portion of current year foreign earnings to the U.S.

The Company’s aerospace aftermarket business within the Logistics and Manufacturing Services segment has been awarded a two-year extension of Pioneer Status by the Republic of Singapore’s Ministry of Trade and Industry for certain of its Revenue Sharing Programs. The Pioneer tax status is now awarded for periods of seven to nine years from the effective dates and is scheduled to begin to expire in late 2012. The multi-year Pioneer tax status provides tax benefits in exchange for capital investment and employment commitments for the production of certain engine components for original equipment manufacturers and the spare parts market.

12. Information on Business Segments

The following table sets forth information about the Company’s operations by its two reportable business segments:

For the three months ended March 31,	2010	2009
Net sales
Logistics and Manufacturing Services	$135,282	$142,672
Precision Components	145,781	121,196
Intersegment sales	(2,926)	(1,718)

Total net sales	$278,137	$262,150

Operating profit
Logistics and Manufacturing Services	$8,324	$14,451
Precision Components	11,343	6,006

Total operating profit	19,667	20,457
Interest income	97	158
Interest expense	(5,118)	(5,936)
Other income (expense), net	(421)	(578)

Income before income taxes	$14,225	$14,101

13. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not significant as of March 31, 2010 and 2009.

The Company has been named in a lawsuit arising out of an alleged breach of contract and implied warranty by a customer of Toolcom Suppliers Limited (“Toolcom”), a division of the Logistics and Manufacturing Services segment, related to the sale of certain products prior to the Company’s 2005 acquisition of Toolcom. The plaintiff asserts that certain products sold were not fit for a particular use and claims approximately 5,500 pounds sterling (approximately $8,300) in damages, plus interest and costs. The Company intends to vigorously defend its position. The Company cannot make a reasonable estimate of loss at this time; accordingly, no liability has been recorded.

Income Taxes

In connection with an Internal Revenue Service (“IRS”) audit for the tax years 2000 through 2002, the IRS proposed adjustments to these tax years of approximately $16,500, plus a potential penalty of 20% of the tax assessment plus interest. The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries. The Company filed an administrative protest of these adjustments. In the third quarter of 2009, the Company was informed that its protest was denied and a tax assessment was received from the Appeals Office of the IRS. In November 2009, the Company filed a petition against the IRS in the U.S. Tax Court contesting the tax assessment received. The Company continues to believe its tax position on the issues raised by the IRS is correct and the Company plans to continue to take appropriate actions to vigorously defend its position. The Company believes it will prevail on this issue. Any additional impact on the Company’s liability for income taxes cannot presently be determined, but the Company continues to believe it is adequately provided for and the outcome will not have a material impact on its results of operations, financial position or cash flows.

14. Accounting Changes

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-6 “Improving Disclosures about Fair Value Measurements”. This update requires interim disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements. Additionally, this ASU requires disclosure for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3. Further, the ASU requires separate presentation of Level 3 activity for the fair value measurements. The Company adopted the provisions of this update in the first quarter of 2010, with the exception of the separate presentation in the Level 3 activity rollforward, which is not effective until fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month periods ended March 31, 2010 and 2009, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 30, 2010 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of March 31, 2010, and the related consolidated statements of income for the three-month periods ended March 31, 2010 and March 31, 2009 and the consolidated statement of cash flows for the three-month periods ended March 31, 2010 and March 31, 2009. This interim financial information is the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of income, and of cash flows for the year then ended (not presented herein), and in our report dated February 22, 2010 (which included an explanatory paragraph with respect to the Company’s change in the manner of accounting for uncertain tax positions and certain convertible debt instruments), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Hartford, Connecticut
April 30, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Please refer to the Overview found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Annual Report on Form 10-K and other documents related to the Company are located on the Company’s website: www.bginc.com. This Overview sets forth key management objectives and key performance indicators used by management as well as key industry and economic data tracked by management.

First Quarter 2010 Highlights

In the first quarter of 2010, sales grew 6.1% from the first quarter of 2009 to $278.1 million primarily as a result of organic sales growth at Precision Components. Operating income decreased 3.9% to $19.7 million primarily as a result of the shift in sales mix due to the decrease in the higher margin aerospace aftermarket business.

Both of the Company’s business segments continued to be impacted during the first quarter of 2010 by the states of the end-markets served by the Company. At Precision Components, the industrial manufacturing businesses were favorably impacted by increased production in the transportation and industrial end markets while demand in the aerospace market decreased slightly. In the Logistics and Manufacturing Services segment, the aftermarket aerospace business continued to be unfavorably impacted by the deferred maintenance and lower aircraft utilization while the distribution businesses were negatively impacted by lower activity in many of the end-markets it serves.

RESULTS OF OPERATIONS

Sales

	Three months ended March 31,		Change
(in millions)	2010	2009
Logistics and Manufacturing Services	$135.3	$142.7	$(7.4)	(5.2)%
Precision Components	145.8	121.2	24.6	20.3%
Intersegment sales	(2.9)	(1.7)	(1.2)	(70.3)%

Total	$278.1	$262.2	$16.0	6.1%

The Company reported net sales of $278.1 million in the first quarter of 2010, an increase of $16.0 million or 6.1%, from the first quarter of 2009. The sales increase reflected $8.7 million of organic sales increases reflecting an increase of $20.8 million at Precision Components partially offset by a decline of $10.9 million at Logistics and Manufacturing Services. The weakening of the U.S. dollar against foreign currencies, primarily in Europe, Canada and Brazil, increased net sales by approximately $7.3 million in the first quarter of 2010 of which $3.8 million related to Precision Components and $3.5 million related to Logistics and Manufacturing Services.

Expenses and Operating Income

	Three months ended March 31,		Change
(in millions)	2010	2009
Cost of sales	$178.0	$167.2	$10.9	6.5%
% sales	64.0%	63.8%
Gross profit	$100.1	$95.0	$5.1	5.4%
% sales	36.0%	36.2%
Selling and administrative expenses	$80.4	$74.5	$5.9	7.9%
% sales	28.9%	28.4%
Operating income	$19.7	$20.5	$(0.8)	(3.9)%
% sales	7.1%	7.8%

Cost of sales in the first quarter of 2010 increased 6.5% from the 2009 period. This increase was slightly higher than the percentage increase in sales and resulted in a reduction in gross profit margin from 36.2% in the 2009 period to 36.0% in the 2010 period. Selling and administrative expenses in the first quarter of 2010 increased 7.9% from the first quarter of 2009. The increases in costs of sales and selling and administrative expenses were impacted by the increase in sales and the shift in sales mix due to the decrease in the higher margin aerospace aftermarket business. Additionally, selling and administrative expenses increased as a result of higher employee related costs, including employee incentive compensation. As a result, operating income in the first quarter of 2010 decreased 3.9% to $19.7 million from the first quarter of 2009 and operating income margin declined from 7.8% to 7.1%.

Other Income/Expense

Other expenses, net of other income, decreased $0.1 million in the first quarter of 2010 compared to the same period of 2009. Interest expense decreased $0.8 million in the first quarter of 2010 primarily as a result of lower borrowings compared to the first quarter of 2009.

Income Taxes

The Company’s effective tax rate was 16.8% for the first quarter of 2010, compared with 18.7% in the first quarter of 2009 and 2.4% for the full year 2009. The increase in the first quarter 2010 effective tax rate from the full year 2009 rate was primarily driven by the projected shift in the mix of income to higher-taxing jurisdictions and the impact of the expected repatriation of a portion of current year foreign earnings to the U.S.

In connection with an IRS audit for the tax years 2000 through 2002, the IRS proposed adjustments to these tax years of approximately $16,500, plus a potential penalty of 20% of the tax assessment plus interest. The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries. The Company filed an administrative protest of these adjustments. In the third quarter of 2009, the Company was informed that its protest was denied and a tax assessment was received from the Appeals Office of the IRS. In November 2009, the Company filed a petition against the IRS in the U.S. Tax Court contesting the tax assessment received. The Company continues to believe its tax position on the issues raised by the IRS is correct and the Company plans to continue to take appropriate actions to vigorously defend its position. The Company believes it will prevail on this issue. Any additional impact on the Company’s liability for income taxes cannot presently be determined, but the Company continues to believe it is adequately provided for and the outcome will not have a material impact on its results of operations, financial position or cash flows.

Net Income and Net Income per Share

	Three months ended March 31,		Change
(in millions, except per share)	2010	2009
Net income	$11.8	$11.5	$0.4	3.2%
Net income per common share:
Basic	$0.21	$0.22	$(0.01)	(4.5)%
Diluted	0.21	0.22	(0.01)	(4.5)%
Weighted average common shares outstanding:
Basic	55.4	52.7	2.7	5.0%
Diluted	56.0	52.9	3.1	5.8%

In the first quarter of 2010, basic and diluted net income per common share decreased 4.5% from the first quarter of 2009. Basic weighted average shares outstanding increased primarily as a result of 1,154,265 shares and 737,463 shares of treasury stock used to repurchase certain of the Company’s convertible notes in 2009 and for contributions to the Company’s pension plans in the second quarter of 2009, respectively, as well as shares issued for employee stock plans. Diluted weighted average shares outstanding increased as a result of the increase in basic weighted average shares outstanding and an increase in the dilutive effect of potentially issuable shares under the employee stock plans which was driven by an increase in the Company’s stock price.

Financial Performance by Business Segment

Logistics and Manufacturing Services

	Three months ended March 31,		Change
(in millions)	2010	2009
Sales	$135.3	$142.7	$(7.4)	(5.2)%
Operating profit	8.3	14.5	(6.1)	(42.4)%
Operating margin	6.2%	10.1%

The Logistics and Manufacturing Services segment reported sales of $135.3 million in the first quarter of 2010, a 5.2% decrease from the 2009 first quarter. The lower sales resulted primarily from lower organic sales of $10.9 million primarily in the aerospace aftermarket business driven by lower aircraft utilization, deferred maintenance activities and an increase in RSP management fees. To a lesser extent, organic sales declines in the distribution business, primarily in North America, resulted from lower activity in the markets these businesses serve. The positive impact on sales of foreign currency translation increased sales by approximately $3.5 million as the U.S. dollar weakened against foreign currencies primarily in Europe and Canada.

Operating profit at Logistics and Manufacturing Services in the first quarter of 2010 decreased 42.4% from the first quarter of 2009 to $8.3 million. The decline was driven by the profit impact of the lower sales volumes primarily in the aerospace aftermarket and distribution businesses. Partially offsetting these declines was the impact of the lower cost structures resulting from previous actions primarily in the distribution businesses.

Outlook: Organic sales levels in the distribution businesses of the Logistics and Manufacturing Services segment are largely dependent upon the economy in the regions served, the retention of its customers and continuation of existing sales volumes to such customers, and the effectiveness and size of its sales force. Near-term economic conditions remain uncertain and customers continue to actively manage costs and inventory levels. Management believes future sales growth will result from improvements in economic and end-market conditions, further market penetration and sales force productivity initiatives, including increasing the sales force size. Near-term sales levels in the aerospace aftermarket business are expected to continue to be impacted by deferred maintenance activities and lower capacity usage within the industry. Management believes its aerospace aftermarket business is favorably positioned based on strong customer relationships including long-term maintenance and repair contracts in the overhaul and repair business, expected improvement in demand in the aftermarket businesses, and current capacity levels.

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

Precision Components

	Three months ended March 31,
(in millions)	2010	2009	Change
Sales	$145.8	$121.2	$24.6	20.3%
Operating profit	11.3	6.0	5.3	88.9%
Operating margin	7.8%	5.0%

Sales at Precision Components were $145.8 million in the first quarter of 2010, a 20.3% increase from the first quarter of 2009, due primarily to organic sales increases of $20.8 million. The organic sales growth was driven by increases in the industrial manufacturing businesses in North America and Europe and from improvements in the transportation industry, including automotive. Sales in the aerospace OEM business were slightly down as compared to the first quarter of 2009. The positive impact on sales of foreign currency translation increased sales by approximately $3.8 million as the U.S. dollar weakened against foreign currencies primarily in Europe and Brazil.

Operating profit in the first quarter of 2010 at Precision Components was $11.3 million, an increase of 88.9% from the 2009 first quarter due primarily to the profit impact of the higher sales levels in 2010. Additionally, operating profit in the first quarter of 2010 was positively impacted by lower cost structures resulting from previous actions and initiatives focused on cost savings and cost containment. These increases were partially offset by additional costs incurred to meet increased customer demand and higher employee incentive compensation.

Outlook: In the industrial manufacturing businesses, management is focused on generating organic sales growth by leveraging the benefits of the diversified products and industrial end markets in which its businesses have a global presence as well as gaining market share. Sales growth in the global markets served by these businesses is expected to remain uncertain due to economic conditions. Increased order and sales activity in certain end markets, including the North American transportation market, and customer inventory re-stocking may provide incremental benefits in the near-term however the sustainability of a recovery is unclear. Sales in the aerospace OEM business are driven by its commercial engine order backlog through its participation in certain strategic engine programs. Backlog in this business was $334.1 million at March 31, 2010, of which approximately 64% is expected to be shipped in the next 12 months. In the near-term, the aerospace OEM business may be impacted by adjustments of customer inventory levels, changes in production schedules or specific engine programs, and the general state of the aerospace market driven by the worldwide economy. Management believes that strong long-term aerospace industry fundamentals remain which, together with pursuing new programs and increased content levels on certain platforms, will drive future sales growth in this business.

Operating profit is largely dependant on the sales volumes within all businesses of the segment. Management expects a favorable impact on profitability and efficiency from the cost actions taken in these businesses over the past years which resulted in lower, more competitive cost structures. Management continues to focus on improving profitability through organic sales growth, pricing initiatives, and productivity and process improvements.

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

The Company’s ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow and working capital management, and anticipates that operating activities in 2010 will generate adequate cash. The Company closely monitors its cash generation, usage and preservation including the management of working capital to generate cash.

The Company’s 3.75% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after February 7, 2011. The note holders may also require the Company to redeem some or all of the Notes on February 1st of 2011, 2016 and 2021. As such, the balance of these notes of $89.5 million ($92.5 million par value) is classified as current in the accompanying balance sheet as of March 31, 2010. However, if any of the 3.75% Convertible Notes are redeemed on February 1, 2011, the Company intends to finance the redemption through the use of its available credit facilities. The Company’s 3.375% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. The note holders may also require the Company to redeem some or all of the Notes on March 15th of 2014, 2017 and 2022.

Operating cash flow may be supplemented with external borrowings to meet near-term organic business expansion needs and the Company’s current financial commitments. The credit markets have presented companies with significant challenges in maintaining or expanding credit facilities. The Company has assessed its credit facilities and currently expects that its bank syndicate, comprised of 15 banks, will continue to support the $400.0 million credit facility which matures in September 2012 and that Wells Fargo Bank, N.A. will continue to support the $35.0 million credit facility. At March 31, 2010, the Company has $238.0 million of unused and available for borrowings under its $400.0 million credit facility, subject to covenants in the Company’s debt agreements. The Company believes its credit facilities, coupled with cash generated from operations, are adequate for its anticipated future requirements.

The Company closely monitors compliance with its various debt covenants. The Company’s most restrictive financial covenant (the “Debt Ratio”) requires the Company to maintain a ratio of Consolidated Total Debt to adjusted earnings before interest expense, income taxes, and depreciation and amortization (“Adjusted EBITDA”) as defined in the amended and restated revolving credit agreement of not more than 3.75 times at March 31, 2010. Any breach of covenant would result in a technical default under the revolving credit agreement and may result in the banks forcing an acceleration of this debt. The consequences of acceleration are that the Company’s debt would become callable and other obligations, including the convertible notes, which are subject to the cross-acceleration provisions of the revolving credit agreement, could also become immediately due and payable. The Company has taken and continues to take actions to sustain compliance with the debt covenants primarily through strategies to increase Adjusted EBITDA or reduce debt. The actual ratio at March 31, 2010 was 3.12 times.

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

Cash Flow

	Three months ended March 31,		Change
(in millions)	2010	2009
Operating activities	$7.8	$5.4	$2.4
Investing activities	(6.6)	(10.2)	3.6
Financing activities	(2.8)	4.5	(7.3)
Exchange rate effect	(0.5)	(0.7)	0.2

Increase (decrease) in cash	$(2.1)	$(1.0)	$(1.1)

Operating activities provided $7.8 million in cash in the first three months of 2010 compared to $5.4 million in the first quarter of 2009. Compared to the first quarter of 2009, operating cash flows in the 2010 period was positively impacted by improvements in accounts receivable and accounts payable reflecting focused efforts in all businesses to collect receivables and manage payment terms with vendors. These improvements were offset by investments in inventory needed to meet anticipated customer demand. Operating activities in the 2010 period also included a discretionary contribution of $1.6 million to the Company’s pension plans.

Investing activities in the first quarter of 2010 primarily consisted of capital expenditures of $5.9 million compared to $9.6 million in the 2009 period. The Company expects capital spending in 2010 to be approximately $35.0 million.

Cash from financing activities in the first quarter of 2010 included a net decrease in borrowings of $0.8 million compared to an increase of $12.5 million in the comparable 2009 period. The cash generated from operations in the 2010 period was used for capital expenditures, dividends and debt reduction. In the 2009 period, net borrowings were used to finance working capital requirements, capital expenditures and dividends. Total cash used to pay dividends decreased in the first quarter of 2010 by $4.0 million from the comparable 2009 period to $4.4 million due to a decrease in the cash dividends per share from $.16 per share in 2009 to $.08 per share in 2010.

At March 31, 2010, the Company held $15.4 million in cash and cash equivalents, the majority of which are held outside of the U.S. In general, the repatriation of cash to the U.S. would have adverse tax consequences and the balances remain outside the U.S. to fund future international investments. The Company expects to repatriate a portion of current year foreign earnings to the U.S. in 2010.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At March 31, 2010, $162.0 million was borrowed at an average interest rate of 1.19% under the Company’s $400.0 million borrowing facility which matures in September, 2012. Also, at March 31, 2010, $32.1 million was borrowed at an average interest rate of 2.98% under the Company’s $35.0 million borrowing facility which matures in July, 2012. Additionally, the Company had $1.0 million in borrowings under short-term bank credit lines at an interest rate of 2.23% at March 31, 2010. At March 31, 2010, the Company’s total borrowings are comprised of approximately 46% fixed rate debt and approximately 54% variable rate debt.

The interest payments on approximately 51% of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the respective interest rate swap agreements.

Debt Covenants

Borrowing capacity is limited by various debt covenants in the Company’s debt agreements. As of March 31, 2010 the most restrictive borrowing capacity covenant in any agreement requires the Company to maintain a maximum ratio of Consolidated Total Debt to Adjusted Earnings before interest expense, income taxes, and depreciation and amortization (“EBITDA”), as defined in the amended and restated revolving credit agreement, of not more than 3.75 times for the four fiscal quarters then ending. Following is a reconciliation of Adjusted EBITDA, as defined, to the Company’s net income (in millions):

Four fiscal quarters ended March 31, 2010
Net income	$39.4
Add back:
Interest expense	21.8
Income taxes	0.7
Depreciation and amortization	51.1
Other adjustments	3.6

Adjusted EBITDA, as defined	$116.6

Consolidated Total Debt, as defined, as of March 31, 2010	$363.7
Ratio of Consolidated Total Debt to Adjusted EBITDA	3.12

Other adjustments primarily relate to the 2009 repurchase of certain of the Company’s convertible notes. Consolidated Total Debt excludes the debt discount related to the convertible notes. The Company’s financial covenants are measured as of the end of each fiscal quarter. At March 31, 2010, additional borrowings of $73.6 million would have been allowed under the covenants.

OTHER MATTERS

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The most significant areas involving management judgments and estimates are described in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to such judgments and estimates. Actual results could differ from those estimates.

EBITDA

EBITDA for the first quarter of 2010 were $32.0 million compared to $33.1 million in the first quarter of 2009. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company’s operating performance. The Company’s definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company’s net income (in millions):

	Three months ended March 31,
	2010	2009
Net income	$11.8	$11.5
Add back:
Interest expense	5.1	5.9
Income taxes	2.4	2.6
Depreciation and amortization	12.7	13.1

EBITDA	$32.0	$33.1

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

There has been no significant change in the Company’s exposure to market risk during the first three months of 2010. For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company’s first fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1-31, 2010	2,598		$17.64	—	2,492,683
February 1-28, 2010	1,616		$15.42	—	2,492,683
March 1-31, 2010	—		$—	—	2,492,683

Total	4,214	(1)	$16.79	—

1)	All acquisitions of equity securities during the first quarter of 2010 were the result of the operation of the terms of the Company’s stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.
(2)	The program was publicly announced on May 8, 2008 authorizing repurchase of up to 5.0 million shares of the Company’s common stock.

Item 6.	Exhibits

(a) Exhibits

Exhibit 10.1	Executive and Director Compensation

Exhibit 10.2	Supplemental Executive Retirement Plan as Amended and Restated effective February 8, 2010.

Exhibit 10.3	Retirement Benefit Equalization Plan as Amended and Restated effective February 8, 2010.

Exhibit 10.4	Consulting agreement between Barnes Group Inc. and Francis C. Boyle dated February 22, 2010.

Exhibit 10.5	Consulting agreement between Barnes Group Inc. and Signe S. Gates dated February 24, 2010.

Exhibit 15	Letter regarding unaudited interim financial information.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date: April 30, 2010	/S/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr.
Senior Vice President, Finance Chief Financial Officer (Principal Financial Officer)

Date: April 30, 2010	/S/ MARIAN ACKER
Marian Acker
Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX

Barnes Group Inc.

Quarterly Report on Form 10-Q

For Quarter ended March 31, 2010

Exhibit No.	Description	Reference
10.1	Executive and Director Compensation	Incorporated by reference to Item 5.02 on Form 8-K, filed by the Company on February 12, 2010.

10.2	Supplemental Executive Retirement Plan as Amended and Restated effective February 8, 2010.	Filed with this report.

10.3	Retirement Benefit Equalization Plan as Amended and Restated effective February 8, 2010.	Filed with this report.

10.4	Consulting agreement between Barnes Group Inc. and Francis C. Boyle dated February 22, 2010.	Filed with this report.

10.5	Consulting agreement between Barnes Group Inc. and Signe S. Gates dated February 24, 2010.	Filed with this report.

15	Letter regarding unaudited interim financial information.	Filed with this report.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.