Form 10-Q
period 2010-06-30
BARNES GROUP INC
filed 2010-08-02
CIK 9984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The registrant had outstanding 54,914,441 shares of common stock as of July 29, 2010.

Barnes Group Inc.

Index to Form 10-Q

For the Quarterly Period Ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net sales	$281,892	$255,201	$560,029	$517,352

Cost of sales	177,821	165,712	355,844	332,878
Selling and administrative expenses	80,389	75,343	160,836	149,871

	258,210	241,055	516,680	482,749

Operating income	23,682	14,146	43,349	34,603

Other income	18	2,501	235	2,659

Interest expense	4,978	6,004	10,097	11,941
Other expenses	1,083	686	1,622	1,263

Income before income taxes	17,639	9,957	31,865	24,058

Income taxes (benefit)	2,815	(490)	5,213	2,152

Net income	$14,824	$10,447	$26,652	$21,906

Per common share:
Net income:
Basic	$.27	$.20	$.48	$.41
Diluted	.26	.19	.47	.41
Dividends	.08	.16	.16	.32

Weighted average common shares outstanding:
Basic	55,546,969	53,377,592	55,470,721	53,058,524
Diluted	56,339,770	53,642,123	56,152,953	53,277,490

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$14,345	$17,427
Accounts receivable, less allowances (2010–$4,569; 2009–$5,915)	176,543	160,269
Inventories	196,931	190,792
Deferred income taxes	8,173	23,630
Prepaid expenses and other current assets	11,478	10,562

Total current assets	407,470	402,680

Deferred income taxes	45,922	30,650

Property, plant and equipment	622,453	645,318
Less accumulated depreciation	(409,449)	(420,355)

	213,004	224,963

Goodwill	358,930	373,564
Other intangible assets, net	295,585	303,689
Other assets	19,061	16,444

Total assets	$1,339,972	$1,351,990

Liabilities and Stockholders’ Equity
Current liabilities
Notes and overdrafts payable	$1,855	$4,595
Accounts payable	96,223	85,588
Accrued liabilities	75,540	73,538
Long-term debt – current	119,166	25,567

Total current liabilities	292,784	189,288

Long-term debt	224,038	321,306
Accrued retirement benefits	110,733	118,693
Other liabilities	34,107	37,990

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock - par value $0.01 per share
Authorized: 150,000,000 shares
Issued: at par value (2010–56,286,140 shares; 2009–55,974,051 shares)	563	560
Additional paid-in capital	277,207	270,784
Treasury stock, at cost (2010–1,381,659 shares; 2009–1,181,579 shares)	(19,986)	(15,839)
Retained earnings	496,464	478,704
Accumulated other non-owner changes to equity	(75,938)	(49,496)

Total stockholders’ equity	678,310	684,713

Total liabilities and stockholders’ equity	$1,339,972	$1,351,990

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2010	2009
Operating activities:
Net income	$26,652	$21,906
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	26,082	25,783
Amortization of convertible debt discount	2,805	3,284
(Gain) loss on disposition of property, plant and equipment	422	(170)
Gain on repurchase of convertible notes	—	(2,288)
Stock compensation expense	3,546	1,927
Withholding taxes paid on stock issuances	(89)	(167)
Changes in assets and liabilities:
Accounts receivable	(21,868)	(17,191)
Inventories	(8,674)	36,171
Prepaid expenses and other current assets	(2,680)	1,978
Accounts payable	12,353	(2,677)
Accrued liabilities	5,351	(3,952)
Deferred income taxes	(1,396)	(270)
Long-term retirement benefits	(7,389)	(14,868)
Other	(2,284)	(1,573)

Net cash provided by operating activities	32,831	47,893

Investing activities:
Proceeds from disposition of property, plant and equipment	157	343
Capital expenditures	(15,060)	(19,627)
Other	(1,726)	(1,216)

Net cash used by investing activities	(16,629)	(20,500)

Financing activities:
Net change in other borrowings	(2,565)	(5,221)
Payments on long-term debt	(137,493)	(83,876)
Proceeds from the issuance of long-term debt	131,400	73,000
Proceeds from the issuance of common stock	3,522	905
Common stock repurchases	(4,059)	(314)
Dividends paid	(8,787)	(16,863)
Other	(108)	(432)

Net cash used by financing activities	(18,090)	(32,801)

Effect of exchange rate changes on cash flows	(1,194)	572

Decrease in cash and cash equivalents	(3,082)	(4,836)

Cash and cash equivalents at beginning of period	17,427	20,958

Cash and cash equivalents at end of period	$14,345	$16,122

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

(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 2009 has been derived from the 2009 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three- and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. Net Income Per Common Share

For the purpose of computing diluted net income per share, the weighted-average number of shares outstanding is increased for the potential dilutive effects of stock-based incentive plans and convertible senior subordinated notes. For the purpose of computing diluted net income per share, the weighted average number of shares outstanding was increased by 792,801 and 264,531 for the three-month periods ended June 30, 2010 and 2009, respectively and 682,232 and 218,966 for the six-month periods ended June 30, 2010 and 2009, respectively, to account for the potential dilutive effects of stock-based incentive plans. There were no adjustments to net income for the purposes of computing income available to common stockholders for those periods.

The calculation of weighted-average diluted shares outstanding excludes all shares that would be anti-dilutive. During the three-month periods ended June 30, 2010 and 2009, the Company excluded 1,561,000 and 4,282,937 options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options would have been anti-dilutive. During the six-month periods ended June 30, 2010 and 2009, the Company excluded 1,783,628 and 4,578,563 options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options would have been anti-dilutive.

The Company granted 519,200 stock options, 260,417 restricted stock unit awards, and 101,100 performance unit plan awards in February 2010 as part of its annual grant awards. Of the 260,417 restricted stock unit awards, 1,600 vest upon satisfying established performance goals and 258,817 vest upon meeting certain service conditions. All of the restricted stock unit awards that vest upon meeting certain service conditions are included in basic average common shares outstanding as they contain nonforfeitable rights to dividend payments. The performance unit plan awards are denominated in units with each unit being equivalent in value to one share of the Company’s common stock and are payable in cash. The performance unit plan awards vest upon satisfying established performance goals and are not included in either basic or diluted average common shares outstanding as these awards are settled in cash.

The 3.75% convertible senior subordinated notes due in August 2025 (the “3.75% Convertible Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of June 30, 2010 was approximately $20.62 per share of common stock. The dilutive effect of the notes is determined based on the average closing price of the Company’s stock for the last 30 trading days of the quarter as compared to the conversion price of the notes. Under the net share settlement method, there were no potential shares issuable under the notes as the notes would have been anti-dilutive for the three-month and six-month periods ended June 30, 2010 and 2009.

The 3.375% convertible senior subordinated notes due in March 2027 (the “3.375% Convertible Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of June 30, 2010 was approximately $28.31 per share of common stock. The dilutive effect of the notes is determined based on the average closing price of the Company’s stock for the last 30 trading days of the quarter as compared to the conversion price of the notes. Under the net share settlement method, there were no potential shares issuable under the notes as the notes would have been anti-dilutive for the three-month and six-month periods ended June 30, 2010 and 2009.

3. Comprehensive Income

Comprehensive income (loss) includes all changes in equity during a period except those resulting from the investments by, and distributions to, stockholders. For the Company, comprehensive income (loss) for the period includes net income and other non-owner changes to equity, net of taxes.

Statements of Comprehensive Income

(Unaudited)

For the three months ended June 30,	2010	2009

Net income	$14,824	$10,447
Unrealized gain on hedging activities, net of tax of $251 and $116, respectively	429	121
Foreign currency translation adjustments net of tax of $1,688 and $(1,930), respectively	(17,410)	31,051
Defined benefit pension and other postretirement plans, net of tax of $175 and $285, respectively	452	(1,690)

Comprehensive income (loss)	$(1,705)	$39,929

For the six months ended June 30,	2010	2009

Net income	$26,652	$21,906
Unrealized gain (loss) on hedging activities, net of tax of $349 and $60, respectively	548	(151)
Foreign currency translation adjustments net of tax of $1,922 and $(673), respectively	(28,546)	10,018
Defined benefit pension and other postretirement plans, net of tax of $320 and $427, respectively	1,556	(534)

Comprehensive income	$210	$31,239

4. Inventories

The components of inventories consisted of:

	June 30, 2010	December 31, 2009

Finished goods	$107,103	$105,541
Work-in-process	61,622	56,853
Raw material and supplies	28,206	28,398

	$196,931	$190,792

5. Goodwill and Other Intangible Assets

Goodwill:

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company for the period ended June 30, 2010:

	Logistics and Manufacturing Services	Precision Components	Total Company
January 1, 2010	$166,400	$207,164	$373,564
Foreign currency translation	(5,598)	(9,036)	(14,634)

June 30, 2010	$160,802	$198,128	$358,930

In the second quarter of 2010, management performed its annual impairment testing. Based on this assessment, there was no goodwill impairment through June 30, 2010.

Other Intangible Assets:

Other intangible assets consisted of:

		June 30, 2010		December 31, 2009
	Range of Life - Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs	Up to 30	$293,700	$(32,368)	$293,700	$(28,578)
Customer lists/relationships	10	28,578	(16,456)	28,578	(15,024)
Patents, trademarks/trade names	5-30	22,746	(11,101)	22,746	(10,093)
Other	Up to 15	10,405	(2,677)	10,405	(2,393)

		355,429	(62,602)	355,429	(56,088)
Foreign currency translation		2,758	—	4,348	—

Other intangible assets		$358,187	$(62,602)	$359,777	$(56,088)

Amortization of intangible assets is expected to increase from approximately $14,000 in 2010 to approximately $15,000 in 2014.

6. Business Reorganizations

In the third quarter of 2009, the Company authorized the restructuring of certain operations of the Precision Components segment by moving the operations of two facilities, Burlington, Ontario, Canada (the “Burlington Facility”) and Monterrey, Mexico (the “Monterrey Facility”). The assets and related work of these facilities have been substantially transferred to other Precision Components facilities in the United States to create a more cost effective manufacturing footprint. The movement of operations for the Burlington Facility was substantially completed in the first quarter of 2010. The movement of assets at the previously idled Monterrey Facility was completed by December 31, 2009. The Company recorded restructuring and related costs of $4,904 in 2009 related to these actions which included $2,140 of employee termination costs, $1,107 of asset write-downs, $487 of equipment transfer costs, $970 of facility use termination costs and $200 of pension curtailment costs. The Company expects to incur approximately $1,600 related to equipment transfer expenses and other related costs in 2010 and beyond and recorded $1,273 of these costs in the first six months of 2010. The Company also expects to incur costs related to the 2009 and prior actions of up to $4,000 related to pension costs, in large part due to the accelerated recognition of actuarial losses, which may be incurred in 2010 or later. In addition, during 2009, the Company implemented other workforce reduction actions at Precision Components and recorded severance expense of $3,358 primarily in the second quarter of 2009. Costs related to the 2009 actions are primarily recorded in selling and administrative expenses in the accompanying consolidated statements of income.

The following table sets forth the change in the liability for the 2009 employee termination actions at Precision Components:

January 1, 2010	$3,337
Severance expense, net	(92)
Payments	(2,449)
Foreign currency translation	(27)

June 30, 2010	$769

The remaining balance is expected to be paid in 2010.

In 2008, the Company implemented certain right-sizing actions, including workforce reductions and plant consolidations, at both business segments. As a result of these actions, the Company recorded an additional $2,448 of costs in 2009 at Precision Components related to transfer of work and facility exits, $527 of which was recorded in the first six months of 2009. These costs are primarily recorded in selling and administrative expenses in the accompanying consolidated statements of income. As of December 31, 2009, the Company had recorded a liability of $167 at Precision Components related to 2008 actions. These actions were substantially complete as of December 31, 2009.

The following table sets forth the change in the liability for 2008 employee termination actions at Logistics and Manufacturing Services:

January 1, 2010	$1,467
Severance expense, net	(372)
Payments	(743)
Foreign currency translation	(147)

June 30, 2010	$205

The remaining balances are expected to be paid in 2010.

7. Debt

The Company’s debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios, and minimum levels of net worth. The Company is in compliance with its debt covenants as of June 30, 2010, and closely monitors its future compliance based on current and anticipated future economic conditions.

The 3.75% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after February 7, 2011. The note holders may also require the Company to redeem some or all of the Notes at their par value on February 1st of 2011, 2016 and 2021. As such, the Company has classified the balance of the 3.75% Convertible Notes of $90,427 ($92,500 par value) and the related deferred tax balances as current in the accompanying consolidated balance sheets as of June 30, 2010. However, if any of the 3.75% Convertible Notes are redeemed on February 1, 2011, the Company intends to finance the redemption through the use of its available credit facilities which expire in September 2012.

The 3.375% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. The note holders may also require the Company to redeem some or all of the Notes at their par value on March 15th of 2014, 2017 and 2022.

The 3.75% Convertible Notes and the 3.375% Convertible Notes are also eligible for conversion upon meeting certain conditions as provided in the respective indenture agreements. The eligibility for conversion is determined quarterly. During the second quarter of 2010, neither the 3.75% Convertible Notes nor the 3.375% Convertible Notes were eligible for conversion. During the third quarter of 2010, neither of the Convertible Notes will be eligible for conversion.

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

The following table sets forth the fair value amounts of derivative instruments held by the Company.

	June 30, 2010		December 31, 2009
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(1,859)	$—	$(2,700)
Foreign exchange contracts	113	—	—	(147)

	113	(1,859)	—	(2,847)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	11	(1,831)	1	(1,636)

Total derivatives	$124	$(3,690)	$1	$(4,483)

Asset derivatives are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Liability derivatives related to interest rate contracts and foreign exchange contracts are recorded in other liabilities and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

The following table sets forth the gain (loss) recorded in other comprehensive income, net of tax, for the three and six months ended June 30, 2010 and 2009 for derivatives held by the Company.

	Three months ended June 30,		Six months ended June 30,
Derivatives designated as hedging instruments:	2010	2009	2010	2009
Cash flow hedges:
Interest rate contracts	$390	$189	$522	$99
Foreign exchange contracts	39	(68)	26	(250)

	$429	$121	$548	$(151)

Amounts included within accumulated other comprehensive income (loss) that were reclassified to income during the three and six months ended June 30, 2010 resulted in a fixed rate of interest of 2.947% plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings. The amounts reclassified for the foreign exchange contracts were not material. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the three or six months ended June 30, 2010.

The following table sets forth the gain (loss) recorded in other income (expense) in the consolidated statements of income for the three months and six months ended June 30, 2010 and 2009 for derivatives held by the Company. Such amounts were substantially offset by gains (losses) recorded on the underlying hedged asset or liability.

	Three months ended June 30,		Six months ended June 30,
Derivatives not designated as hedging instruments:	2010	2009	2010	2009
Non-designated hedges:
Foreign exchange contracts	$(2,013)	$2,468	$(185)	$(348)

9. Fair Value Measurements

The provisions of the accounting standard for fair value define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability

The following table provides the financial assets (liabilities) reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2010
Foreign exchange contracts	$(1,707)	$—	$(1,707)	$—
Interest rate contracts	(1,859)	—	(1,859)	—
Rabbi trust assets	1,386	1,386	—	—

	$(2,180)	$1,386	$(3,566)	$—

December 31, 2009
Foreign exchange contracts	$(1,782)	$—	$(1,782)	$—
Interest rate contracts	(2,700)	—	(2,700)	—
Rabbi trust assets	1,431	1,431	—	—

	$(3,051)	$1,431	$(4,482)	$—

The fair value for the derivative contracts are valued with a discounted cash flow model using observable current market information as of the reporting date such as the prevailing LIBOR-based and U.S. treasury interest rates and foreign currency spot and forward rates. The fair values of rabbi trust assets are based on quoted market prices from various financial exchanges.

As disclosed within the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the fair values of the 3.75% Convertible Notes and 3.375% Convertibles Notes were approximately $96,570 and $50,573, respectively. As of June 30, 2010, the fair values of the 3.75% Convertible Notes and the 3.375% Convertible Notes were approximately $92,513 and $51,052, respectively.

10. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three months ended June 30,		Six months ended June 30,
Pensions	2010	2009	2010	2009
Service cost	$1,399	$1,532	$3,106	$3,412
Interest cost	5,709	5,511	11,389	11,125
Expected return on plan assets	(7,660)	(7,519)	(15,365)	(15,074)
Amortization of prior service cost	239	236	459	473
Recognized losses	643	478	1,222	898

Net periodic benefit cost	$330	$238	$811	$834

	Three months ended June 30,		Six months ended June 30,
Other Postretirement Benefits	2010	2009	2010	2009
Service cost	$61	$114	$187	$230
Interest cost	796	880	1,632	1,743
Amortization of prior service cost	(246)	(194)	(491)	(369)
Recognized losses	105	33	215	100
Curtailment gain	—	—	(987)	—

Net periodic benefit cost	$716	$833	$556	$1,704

The Company recorded a curtailment gain in one of its Other Postretirement Benefit Plans during the first quarter of 2010 in connection with the closure of a facility within the Precision Components segment.

11. Income Taxes

The Company’s effective tax rate for the first half of 2010 was 16.4%. In 2009, the Company’s effective tax rate was 8.9% in the first half of the year and 2.4% for the full year. The increase in the first half 2010 effective tax rate from the full year 2009 rate was primarily driven by the projected shift in the mix of income to higher-taxing jurisdictions and the impact of the expected repatriation of a portion of current year foreign earnings to the U.S.

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

12. Information on Business Segments

The following table sets forth information about the Company’s operations by its two reportable business segments:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net sales
Logistics and Manufacturing Services	$138,460	$136,565	$273,742	$279,237
Precision Components	146,604	120,323	292,385	241,519
Intersegment sales	(3,172)	(1,687)	(6,098)	(3,404)

Total net sales	$281,892	$255,201	$560,029	$517,352

Operating profit
Logistics and Manufacturing Services	$10,173	$12,455	$18,497	$26,906
Precision Components	13,509	1,691	24,852	7,697

Total operating profit	23,682	14,146	43,349	34,603
Interest income	58	159	155	317
Interest expense	(4,978)	(6,004)	(10,097)	(11,941)
Other income (expense), net	(1,123)	1,656	(1,542)	1,079

Income before income taxes	$17,639	$9,957	$31,865	$24,058

13. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not significant as of June 30, 2010 and 2009.

The Company was named in a lawsuit arising out of an alleged breach of contract and implied warranty by a customer of Toolcom Suppliers Limited (“Toolcom”), a division of the Logistics and Manufacturing Services segment, related to the sale of certain products prior to the Company’s 2005 acquisition of Toolcom. The plaintiff filed the lawsuit in civil court in Scotland and asserted that certain products sold were not fit for a particular use and claims approximately 5,500 pounds sterling (approximately $8,300) in damages, plus interest at the statutory rate of 8% per annum and costs. The court found that Toolcom was in breach of contract and implied warranty, and ordered Toolcom to pay a portion of the plaintiff’s attorneys’ fees. The court has not made determinations as to causation and damages and the Company intends to vigorously defend its position with respect to causation and damages. The Company cannot make a reasonable estimate of loss at this time; accordingly, no liability beyond the Company’s estimate of the attorneys’ fees it was ordered to pay has been recorded.

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

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month and six-month periods ended June 30, 2010 and 2009, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 2, 2010 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Barnes Group Inc.:

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of June 30, 2010 and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and June 30, 2009 and the consolidated statement of cash flows for the six-month periods ended June 30, 2010 and June 30, 2009. This interim financial information is the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 22, 2010 (which included an explanatory paragraph with respect to the Company’s change in the manner of accounting for uncertain tax positions and certain convertible debt instruments), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP Hartford, Connecticut August 2, 2010

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

Second Quarter 2010 Highlights

In the second quarter of 2010, sales grew 10.5% from the second quarter of 2009 to $281.9 million primarily as a result of organic sales growth at Precision Components. Operating income increased 67.4% to $23.7 million primarily as a result of the profit impact of the higher sales volume and lower cost structures. Net income improved 41.9% to $14.8 million.

Both of the Company’s business segments continued to be impacted during the second quarter of 2010 by the states of the end-markets served by the Company. At Precision Components, the industrial manufacturing businesses were favorably impacted by increased production in the transportation and industrial end markets while demand in the aerospace market decreased slightly. In the Logistics and Manufacturing Services segment, the end-markets of the distribution businesses showed improvements while the aftermarket aerospace business continued to be unfavorably impacted by the deferred maintenance and lower aircraft utilization.

RESULTS OF OPERATIONS

Sales

	Three months ended June 30,				Six months ended June 30,
(in millions)	2010	2009	Change		2010	2009	Change
Logistics and Manufacturing Services	$138.5	$136.6	$1.9	1.4%	$273.7	$279.2	$(5.5)	(2.0)%
Precision Components	146.6	120.3	26.3	21.8%	292.4	241.5	50.9	21.1%
Intersegment sales	(3.2)	(1.7)	(1.5)	(88.0)%	(6.1)	(3.4)	(2.7)	(79.1)%

Total	$281.9	$255.2	$26.7	10.5%	$560.0	$517.4	$42.7	8.2%

The Company reported net sales of $281.9 million in the second quarter of 2010, an increase of $26.7 million or 10.5% from the second quarter of 2009. The sales increase reflected $28.5 million of organic sales growth which included $3.1 million at Logistics and Manufacturing Services and $26.9 million at Precision Components. The strengthening of the U.S. dollar against foreign currencies in the second quarter of 2010 compared to the second quarter of 2009, primarily in Europe, decreased net sales by approximately $1.8 million in the second quarter of 2010.

Net sales for the six-month period ended June 30, 2010 were $560.0 million, an increase of $42.7 million or 8.2% from the six-month period ended June 30, 2009. The sales increase reflected $37.2 million of organic sales growth which included $47.7 million at Precision Components offset, in part, by organic sales declines at Logistics and Manufacturing Services of $7.8 million. The weakening of the U.S. dollar against foreign currencies in the first half of 2010 compared to the first half of 2009, primarily in Canada and Brazil, increased net sales by approximately $5.5 million in the first half of 2010.

Expenses and Operating Income

	Three months ended June 30,				Six months ended June 30,
(in millions)	2010	2009	Change		2010	2009	Change
Cost of sales	$177.8	$165.7	$12.1	7.3%	$355.8	$332.9	$23.0	6.9%
% of sales	63.1%	64.9%			63.5%	64.3%

Gross profit	104.1	89.5	14.6	16.3%	204.2	184.5	19.7	10.7%
% of sales	36.9%	35.1%			36.5%	35.7%

Selling and administrative expenses	80.4	75.3	5.0	6.7%	160.8	149.9	11.0	7.3%
% of sales	28.5%	29.5%			28.7%	29.0%

Operating income	23.7	14.1	9.5	67.4%	43.4	34.6	8.7	25.3%
% of sales	8.4%	5.5%			7.7%	6.7%

Cost of sales in the second quarter of 2010 increased 7.3% from the 2009 period primarily as a result of increased sales. The increase in cost of sales was less than the increase in sales resulting in an improvement in gross profit margin of 1.8 percentage points to 36.9%. Selling and administrative expenses in the second quarter of 2010 increased 6.7% from the second quarter of 2009 as a result of the increase in sales as well as higher employee related costs, including employee incentive compensation. Cost of sales and selling and administrative expenses were also impacted by the lower cost structures resulting from previous actions, the shift in sales mix from the Logistics and Manufacturing Services segment to the Precision Components segment and the decrease in the higher margin aerospace aftermarket business. As a result, operating income margin increased from 5.5% in the second quarter of 2009 to 8.4% in the second quarter of 2010.

Cost of sales in the first half of 2010 increased 6.9% from the 2009 period. The increase in cost of sales was lower than the increase in sales resulting in an improvement in gross profit margin of 0.8 percentage points to 36.5%. Selling and administrative expenses in the first half of 2010 increased 7.3% from the first half of 2009. The increases in cost of sales and selling and administrative expenses were primarily driven by the increase in sales. As a result, operating income in the first half of 2010 increased 25.3% from the first half of 2009 and operating income margin improved from 6.7% to 7.7%.

Other Income/Expense

Net other income (expenses) was $(1.0) million in the second quarter of 2010 compared to $1.8 million in the second quarter of 2009. For the six-month period ended June 30, 2010, net other income (expense) was $(1.4) million compared to $1.4 million in the six-month period ended June 30, 2009. The 2009 periods reflected a $2.3 million gain on the purchase of certain of the Company’s convertible notes.

Interest expense decreased $1.0 million in the second quarter of 2010 and $1.8 million in the first half of 2010 compared to prior year amounts primarily as a result of lower borrowings compared to the 2009 periods.

Income Taxes

The Company’s effective tax rate for the first half of 2010 was 16.4%. In 2009, the Company’s effective tax rate was 8.9% in the first half of the year and 2.4% for the full year. The increase in the first half 2010 effective tax rate from the full year 2009 rate was primarily driven by the projected shift in the mix of income to higher-taxing jurisdictions and the impact of the expected repatriation of a portion of current year foreign earnings to the U.S.

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

Net Income and Net Income per Share

	Three months ended June 30,				Six months ended June 30,
(in millions, except per share data)	2010	2009	Change		2010	2009	Change
Net income	$14.8	$10.4	$4.4	41.9%	$26.7	$21.9	$4.7	21.7%

Net income per common share:
Basic	.27	.20	.07	35.0%	.48	.41	.07	17.1%
Diluted	.26	.19	.07	36.8%	.47	.41	.06	14.6%

Weighted average common shares outstanding:
Basic	55.5	53.4	2.2	4.1%	55.5	53.1	2.4	4.5%
Diluted	56.3	53.6	2.7	5.0%	56.2	53.3	2.9	5.4%

In the second quarter of 2010, basic and diluted net income per common share increased 35.0% and 36.8%, respectively, from the second quarter of 2009 and for the first half of 2010 increased 17.1% and 14.6%, respectively, from the first half of 2009. The increases were directly attributable to the increases in net income in both periods. Basic weighted average shares outstanding increased primarily as a result of 1,154,265 shares used to repurchase certain of the Company’s convertible notes in the second half of 2009 as well as shares issued for employee stock plans. Diluted weighted average shares outstanding increased as a result of the increase in basic weighted average shares outstanding and an increase in the dilutive effect of potentially issuable shares under the employee stock plans which was driven by an increase in the Company’s stock price.

Financial Performance by Business Segment

Logistics and Manufacturing Services

	Three months ended June 30,				Six months ended June 30,
(in millions)	2010	2009	Change		2010	2009	Change
Sales	$138.5	$136.6	$1.9	1.4%	$273.7	$279.2	$(5.5)	(2.0)%
Operating profit	10.2	12.5	(2.3)	(18.3)%	18.5	26.9	(8.4)	(31.3)%
Operating margin	7.3%	9.1%			6.8%	9.6%

Logistics and Manufacturing Services recorded sales of $138.5 million in the second quarter of 2010, a 1.4% increase from the second quarter of 2009 primarily a result of a $3.1 million increase in organic sales offset by the negative impact on sales of foreign currency translation which decreased sales by approximately $1.2 million as the U.S. dollar strengthened against foreign currencies primarily in Europe. The organic sales growth was a result of end-market improvements in the distribution businesses primarily in North America offset, in part, by organic sales declines in the aerospace aftermarket business driven by lower aircraft utilization and deferred maintenance activities. Logistics and Manufacturing Services recorded sales of $273.7 million in the first half of 2010, a 2.0% decrease from the first half of 2009 primarily a result of organic sales declines of $7.8 million offset by the positive impact on sales of foreign currency translation which increased sales by approximately $2.3 million as the U.S. dollar weakened against foreign currencies primarily in Canada. The organic sales decline in the first half of 2010 resulted primarily from declines within the aerospace aftermarket business.

Operating profit at Logistics and Manufacturing Services in the second quarter of 2010 decreased 18.3% from the second quarter of 2009 to $10.2 million and operating profit in the first half of 2010 decreased 31.3% to $18.5 million. The decline in both periods was driven primarily by the profit impact of lower sales volumes in the higher margin aerospace aftermarket business offset in part by the profit impact of higher sales in the distribution businesses. Additionally, lower cost structures resulting from previous actions to align the cost structure with sales volumes primarily in the distribution businesses favorably impacted profitability, however these savings were offset by investments in 2010 in the distribution businesses to address sales force productivity and by higher employee incentive compensation.

Outlook: Organic sales levels in the distribution businesses of the Logistics and Manufacturing Services segment are largely dependent upon the economy in the regions served, the retention of its customers and continuation of existing sales volumes to such customers, and the effectiveness and size of its sales force. Near-term economic conditions remain uncertain and customers continue to manage costs and inventory levels. Management believes future sales growth will result from improvements in economic and end-market conditions, further market penetration, sales force productivity initiatives and increasing the sales force size. Near-term sales levels in the aerospace aftermarket business are expected to continue to be impacted by deferred maintenance activities and lower capacity usage within the industry. Management believes its aerospace aftermarket business is favorably positioned based on strong customer relationships including long-term maintenance and repair contracts in the overhaul and repair business, expected improvement in demand in the aftermarket businesses, and current capacity levels.

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

Precision Components

	Three months ended June 30,				Six months ended June 30,
(in millions)	2010	2009	Change		2010	2009	Change
Sales	$146.6	$120.3	$26.3	21.8%	$292.4	$241.5	$50.9	21.1%
Operating profit	13.5	1.7	11.8	NM	24.9	7.7	17.2	NM
Operating margin	9.2%	1.4%			8.5%	3.2%

Sales at Precision Components were $146.6 million in the second quarter of 2010, a 21.8% increase from the second quarter of 2009, and $292.4 million in the first half of 2010, a 21.1% increase from the first half of 2009. Sales increases in both periods resulted primarily from organic sales increases of $26.9 million in the second quarter of 2010 and $47.7 million in the first half of 2010 which resulted primarily from increases in the industrial manufacturing businesses in North America and Europe and from improvements in the transportation industry, including automotive. Sales in the aerospace OEM business were slightly down in the 2010 periods as compared to the comparable 2009 periods. The impact of foreign currency translation decreased sales approximately $0.6 million in the second quarter of 2010, but increased sales approximately $3.2 million in the first half of 2010.

Operating profit in the second quarter of 2010 at Precision Components was $13.5 million compared to $1.7 million in the second quarter of 2009 and in the first half of 2010 was $24.9 million compared to $7.7 million in the first half of 2009. Operating profit improvements in 2010 were due primarily to the profit impact of higher sales levels in 2010, lower cost structures resulting from previous productivity actions, and initiatives focused on costs savings and cost containment. These increases were partially offset by additional costs incurred to meet increased customer demand and higher employee incentive compensation. The 2009 periods included a severance charge of $2.5 million.

Outlook: In the industrial manufacturing businesses, management is focused on generating organic sales growth by leveraging the benefits of the diversified products and industrial end markets in which its businesses have a global presence as well as gaining market share. Sales growth in the global markets served by these businesses is expected to remain uncertain due to economic conditions. Increased order and sales activity in certain end markets, including the North American transportation market, may provide incremental benefits in the near-term, however the sustainability of a recovery is unclear. Sales in the aerospace OEM business are driven by its commercial engine order backlog through its participation in certain strategic engine programs. Backlog in this business was $349.7 million at June 30, 2010, of which approximately 61% is expected to be shipped in the next 12 months. In the near-term, the aerospace OEM business may be impacted by adjustments of customer inventory levels, changes in production schedules or specific engine programs, and the general state of the aerospace market driven by the worldwide economy. Management believes that strong long-term aerospace industry fundamentals remain which, together with the pursuit of new programs and increased content levels on certain platforms, balanced against insourcing trends, is expected to drive future sales growth in this business.

Operating profit is largely dependant on the sales volumes within all businesses of the segment. Management expects a favorable impact on profitability and efficiency from the cost actions taken in these businesses over the past years which resulted in lower, more competitive cost structures. Management continues to focus on improving profitability through organic sales growth, pricing initiatives in part to mitigate raw material pricing pressures, and productivity and process improvements.

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

The Company’s 3.75% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after February 7, 2011. The note holders may also require the Company to redeem some or all of the Notes on February 1st of 2011, 2016 and 2021. As such, the balance of these notes of $90.4 million ($92.5 million par value) is classified as current in the accompanying balance sheet as of June 30, 2010. However, if any of the 3.75% Convertible Notes are redeemed on February 1, 2011, the Company intends to finance the redemption through the use of its available credit facilities. The Company’s 3.375% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. The note holders may also require the Company to redeem some or all of the Notes on March 15th of 2014, 2017 and 2022.

Operating cash flow may be supplemented with external borrowings to meet near-term organic business expansion needs and the Company’s current financial commitments. The credit markets have presented companies with significant challenges in maintaining or expanding credit facilities. The Company has assessed its credit facilities and currently expects that its bank syndicate, comprised of 15 banks, will continue to support the $400.0 million credit facility which matures in September 2012 and that Wells Fargo Bank, N.A. will continue to support the $35.0 million credit facility. At June 30, 2010, the Company has $243.0 million of unused and available for borrowings under its $400.0 million credit facility, subject to covenants in the Company’s debt agreements. The Company believes its credit facilities, coupled with cash generated from operations, are adequate for its anticipated future requirements. A universal shelf registration statement permitting offerings of debt, equity or other securities, which became effective as of July 30, 2010, will provide the Company increased flexibility for future financing activities.

The Company closely monitors compliance with its various debt covenants. The Company’s most restrictive financial covenant (the “Debt Ratio”) requires the Company to maintain a ratio of Consolidated Total Debt to adjusted earnings before interest expense, income taxes, and depreciation and amortization (“Adjusted EBITDA”) as defined in the amended and restated revolving credit agreement of not more than 3.75 times at June 30, 2010. The actual ratio at June 30, 2010 was 2.91 times.

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

Cash Flow

	Six months ended June 30,
(in millions)	2010	2009	Change
Operating activities	$32.8	$47.9	$(15.1)
Investing activities	(16.6)	(20.5)	3.9
Financing activities	(18.1)	(32.8)	14.7
Exchange rate effect	(1.2)	0.6	(1.8)

Decrease in cash	$(3.1)	$(4.8)	$1.8

Operating activities provided $32.8 million in cash in the first half of 2010 compared to $47.9 million in the first half of 2009. The lower operating cash flows in 2010 were primarily driven by higher investments in working capital in the 2010 period, specifically in inventory and accounts receivable compared to the significant reductions in the 2009 period. The increase in inventory resulted primarily from higher anticipated customer demand while the increase in accounts receivable resulted primarily from higher sales levels. Operating cash flow benefited from efforts focused on managing payment terms with vendors, improved operating performance and lower discretionary contributions to the Company’s pension plans.

Investing activities in the first half of 2010 primarily consisted of capital expenditures of $15.1 million compared to $19.6 million in the 2009 period. The Company expects capital spending in 2010 to be approximately $30-$35 million.

Cash from financing activities in the first half of 2010 included a net decrease in borrowings of $8.7 million compared to a decrease of $16.1 million in the comparable 2009 period. The cash generated from operations in the 2010 and 2009 periods along with the use of cash on hand were used for capital expenditures, dividends and debt reduction. The 2009 period reflected the purchase of $22.2 million par value of convertible notes at a discounted price of $17.4 million during the second quarter of 2009. These purchases were funded with borrowings under the revolving credit lines. Total cash used to pay dividends decreased in the first half of 2010 by $8.1 million from the comparable 2009 period to $8.8 million due to a decrease in the cash dividends per share from $.32 per share in the first half of 2009 to $.16 per share in the first half of 2010. During the first half of 2010, the Company repurchased 0.2 million shares of the Company’s stock at a cost of $4.1 million under the terms of its publicly announced repurchase program.

At June 30, 2010, the Company held $14.3 million in cash and cash equivalents, the majority of which are held outside of the U.S. In general, the repatriation of cash to the U.S. would have adverse tax consequences and the balances remain outside the U.S. to fund future international investments. The Company expects to repatriate a portion of current year foreign earnings to the U.S. in 2010.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At June 30, 2010, $157.0 million was borrowed at an average interest rate of 1.76% under the Company’s $400.0 million borrowing facility which matures in September, 2012. Also, at June 30, 2010, $28.9 million was borrowed at an average interest rate of 2.99% under the Company’s $35.0 million borrowing facility which matures in July, 2012. The Company had no borrowings under short-term bank credit lines at June 30, 2010. At June 30, 2010, the Company’s total borrowings are comprised of approximately 47% fixed rate debt and approximately 53% variable rate debt. The interest payments on approximately 53% of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the respective interest rate swap agreements.

Debt Covenants

Borrowing capacity is limited by various debt covenants in the Company’s debt agreements. As of June 30, 2010 the most restrictive borrowing capacity covenant in any agreement requires the Company to maintain a maximum ratio of Consolidated Total Debt to Adjusted EBITDA, as defined in the amended and restated revolving credit agreement, of not more than 3.75 times for the four fiscal quarters then ending. Following is a reconciliation of Adjusted EBITDA, as defined, to the Company’s net income (in millions):

Four fiscal quarters ended June 30, 2010
Net income	$43.7
Add back:
Interest expense	20.8
Income taxes	4.0
Depreciation and amortization	51.8
Other adjustments	1.7

Adjusted EBITDA, as defined	$122.0

Consolidated Total Debt, as defined, as of June 30, 2010	$355.5
Ratio of Consolidated Total Debt to Adjusted EBITDA	2.91

Other adjustments primarily relate to the 2009 repurchase of certain of the Company’s convertible notes. Consolidated Total Debt excludes the debt discount related to the convertible notes. The Company’s financial covenants are measured as of the end of each fiscal quarter. At June 30, 2010, additional borrowings of $102.0 million would have been allowed under the covenants.

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

Business Acquisitions and Goodwill: The Company has $358.9 million of goodwill recorded as of June 30, 2010. Goodwill is subject to impairment testing annually or earlier testing if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Management completes their annual impairment assessment during the second quarter of each year. In the second quarter of 2010, management performed its annual impairment testing and concluded that the fair value of each reporting unit exceeded its carrying value. Based on this assessment, there was no goodwill impairment through June 30, 2010.

Management estimates the fair value of each reporting unit using the income approach, which reflects management’s cash flow projections, and/or the market approach in accordance with current accounting standards. Management believes the cash flow projections utilized and/or market multiples are consistent with the expectations of market participants. Inherent in management’s development of cash flow projections are assumptions and estimates, including those related to future earnings and growth and the weighted average cost of capital. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company-specific and overall economic conditions. The Barnes Distribution reporting unit, which is part of the Logistics and Manufacturing Services segment, has approximately $150 million of goodwill. Management concluded in its second quarter impairment assessment that the estimated fair value of the Barnes Distribution reporting unit was in excess of its carrying value. The Barnes Distribution reporting unit’s cash flows are significantly impacted by the economy in the regions served, the retention of its customers, the cost and inventory level management initiatives of its customers, continuation of existing sales volume and effectiveness and size of its sale force.

Management expects future operating improvements to result from improving end-market conditions, further market penetration, sales force productivity initiatives and the expected benefits of prior restructuring actions. If future operating performance does not meet expectations or one or more of the key assumptions change or are not met, there can be no assurance that the fair value of the reporting unit will continue to exceed its carrying value which could potentially result in a non-cash impairment charge to income from operations.

EBITDA

EBITDA for the first six months of 2010 were $68.1 million compared to $61.8 million in the first six months of 2009. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company’s operating performance. The Company’s definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company’s net income (in millions):

	Six months ended June 30,
	2010	2009
Net income	$26.7	$21.9
Add back:
Interest expense	10.1	11.9
Income taxes	5.2	2.2
Depreciation and amortization	26.1	25.8

EBITDA	$68.1	$61.8

Forward-looking Statements

Certain of the statements in this quarterly report, including those with respect to our outlook for each of our business segments above, may contain certain forward-looking statements as defined in the Private Securities Litigation and Reform Act of 1995. Forward-looking statements are made based upon management’s good faith expectations and beliefs concerning future developments and their potential effect upon the Company and can be identified by the use of words such as “anticipated,” “believe,” “expect,” “plans,” “strategy,” “estimate,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. The risks and uncertainties, which are described in our periodic filings with the Securities and Exchange Commission, include, among others, uncertainties arising from the behavior of financial markets; future financial performance of the industries or customers that we serve; changes in market demand for our products and services; success of integration of acquired businesses; introduction of new products or transfer of work; changes in raw material prices and availability; foreign currency exposure; our dependence upon revenues and earnings from a small number of significant customers; uninsured claims; and numerous other matters of global, regional or national scale, including those of a political, economic, business, competitive, environmental, regulatory and public health nature. The Company assumes no obligation to update our forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the Company’s exposure to market risk during the first six months of 2010. For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company’s second fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)

April 1-30, 2010	900		$20.06	—	2,492,683
May 1-31, 2010	194,966		$20.82	194,966	2,297,717
June 1-30, 2010	—		$—	—	2,297,717

Total	195,866	(1)	$20.81	194,966

(1)	Other than the 194,966 shares purchased in the second quarter of 2010 which were purchased as part of the Company’s publicly announced plans, all acquisitions of equity securities during the second quarter of 2010 were the result of the operation of the terms of the Company’s stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.
(2)	The program was publicly announced on May 8, 2008 authorizing repurchase of up to 5.0 million shares of the Company’s common stock.

Item 6.	Exhibits

(a) Exhibits

Exhibit 10.1	Barnes Group Inc. Stock Incentive and Award Plan, as amended.

Exhibit 10.2	Form of Indemnification Agreement between the Company and its Executive Officers.

Exhibit 10.3	Barnes Group Inc. Trust Agreement for Specified Plans.

Exhibit 15	Letter regarding unaudited interim financial information.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date: August 2, 2010	/S/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr. Senior Vice President, Finance Chief Financial Officer (the principal Financial Officer)

Date: August 2, 2010	/S/ MARIAN ACKER
Marian Acker Vice President, Controller (the principal Accounting Officer)

EXHIBIT INDEX

Barnes Group Inc.

Quarterly Report on Form 10-Q

For Quarter ended June 30, 2010

Exhibit No.	Description	Reference

10.1	Barnes Group Inc. Stock Incentive and Award Plan, as amended.	Incorporated by reference to Annex 1 to the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission on April 5, 2010.

10.2	Form of Indemnification Agreement between the Company and its Executive Officers.	Filed with this report.

10.3	Barnes Group Inc. Trust Agreement for Specified Plans.	Filed with this report.

15	Letter regarding unaudited interim financial information.	Filed with this report.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.

101.INS	XBRL Instance Document.	Furnished with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Furnished with this report.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Furnished with this report.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Furnished with this report.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Furnished with this report.