Form 10-Q
period 2010-09-30
BARNES GROUP INC
filed 2010-10-29
CIK 9984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The registrant had outstanding 54,710,748 shares of common stock as of October 26, 2010.

Barnes Group Inc.

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net sales	$289,901	$260,339	$849,930	$777,690

Cost of sales	184,989	170,491	540,833	503,369
Selling and administrative expenses	80,079	75,291	240,915	225,161

	265,068	245,782	781,748	728,530

Operating income	24,833	14,557	68,182	49,160

Other income	56	1,545	290	4,205

Interest expense	5,177	5,293	15,273	17,234
Other expenses	829	293	2,451	1,558

Income before income taxes	18,883	10,516	50,748	34,573

Income taxes (benefit)	3,779	(373)	8,992	1,778

Net income	$15,104	$10,889	$41,756	$32,795

Per common share:
Net income:
Basic	$.27	$.20	$.75	$.61
Diluted	.27	.20	.75	.61
Dividends	.08	.08	.24	.40
Weighted average common shares outstanding:
Basic	55,346,517	54,257,791	55,428,865	53,462,672
Diluted	55,839,970	54,563,199	56,048,170	53,710,453

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$23,724	$17,427
Accounts receivable, less allowances (2010–$4,949; 2009–$5,915)	189,693	160,269
Inventories	211,902	190,792
Deferred income taxes	9,040	23,630
Prepaid expenses and other current assets	14,577	10,562

Total current assets	448,936	402,680

Deferred income taxes	40,344	30,650

Property, plant and equipment	635,788	645,318
Less accumulated depreciation	(416,033)	(420,355)

	219,755	224,963

Goodwill	381,421	373,564
Other intangible assets, net	294,193	303,689
Other assets	18,964	16,444

Total assets	$1,403,613	$1,351,990

Liabilities and Stockholders’ Equity
Current liabilities
Notes and overdrafts payable	$8,012	$4,595
Accounts payable	97,014	85,588
Accrued liabilities	80,189	73,538
Long-term debt – current	107,322	25,567

Total current liabilities	292,537	189,288

Long-term debt	241,679	321,306
Accrued retirement benefits	106,100	118,693
Other liabilities	36,894	37,990

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock – par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2010–56,358,931 shares; 2009–55,974,051 shares)	564	560
Additional paid-in capital	279,111	270,784
Treasury stock, at cost (2010–1,682,427 shares; 2009–1,181,579 shares)	(25,139)	(15,839)
Retained earnings	507,139	478,704
Accumulated other comprehensive income (loss)	(35,272)	(49,496)

Total stockholders’ equity	726,403	684,713

Total liabilities and stockholders’ equity	$1,403,613	$1,351,990

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2010	2009
Operating activities:
Net income	$41,756	$32,795
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	38,988	38,558
Amortization of convertible debt discount	4,251	4,558
Loss on disposition of property, plant and equipment	253	813
Gain on repurchases of convertible notes	—	(3,773)
Stock compensation expense	5,619	3,279
Withholding taxes paid on stock issuances	(287)	(610)
Changes in assets and liabilities:
Accounts receivable	(27,671)	14,694
Inventories	(19,492)	50,757
Prepaid expenses and other current assets	(5,420)	4,378
Accounts payable	11,359	4,615
Accrued liabilities	5,906	(3,054)
Deferred income taxes	4,469	(2,741)
Long-term retirement benefits	(12,155)	(16,503)
Other	(579)	(2,030)

Net cash provided by operating activities	46,997	125,736

Investing activities:
Proceeds from disposition of property, plant and equipment	1,384	981
Capital expenditures	(22,463)	(24,847)
Other	(2,393)	(1,737)

Net cash used by investing activities	(23,472)	(25,603)

Financing activities:
Net change in other borrowings	3,384	(4,861)
Payments on long-term debt	(243,658)	(181,242)
Proceeds from the issuance of long-term debt	241,667	94,900
Proceeds from the issuance of common stock	3,871	5,621
Common stock repurchases	(9,014)	(314)
Dividends paid	(13,159)	(21,220)
Other	(160)	(797)

Net cash used by financing activities	(17,069)	(107,913)
Effect of exchange rate changes on cash flows	(159)	1,043

Increase (decrease) in cash and cash equivalents	6,297	(6,737)
Cash and cash equivalents at beginning of period	17,427	20,958

Cash and cash equivalents at end of period	$23,724	$14,221

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

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 2009 has been derived from the 2009 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three- and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. Net Income Per Common Share

For the purpose of computing diluted net income per share, the weighted-average number of shares outstanding is increased for the potential dilutive effects of stock-based incentive plans and convertible senior subordinated notes. For the purpose of computing diluted net income per share, the weighted average number of shares outstanding was increased by 493,453 and 305,408 for the three-month periods ended September 30, 2010 and 2009, respectively, and 619,305 and 247,781 for the nine-month periods ended September 30, 2010 and 2009, respectively, to account for the potential dilutive effects of stock-based incentive plans. There were no adjustments to net income for the purposes of computing income available to common stockholders for those periods.

The calculation of weighted average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three-month periods ended September 30, 2010 and 2009, the Company excluded 2,340,018 and 2,887,027 options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options would have been anti-dilutive. During the nine-month periods ended September 30, 2010 and 2009, the Company excluded 1,969,091 and 4,014,717 options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options would have been anti-dilutive.

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

The 3.75% convertible senior subordinated notes due in August 2025 (the “3.75% Convertible Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of September 30, 2010 was approximately $20.62 per share of common stock. The dilutive effect of the notes is determined based on the average closing price of the Company’s stock for the last 30 trading days of the quarter as compared to the conversion price of the notes. Under the net share settlement method, there were no potential shares issuable under the notes as the notes would have been anti-dilutive for the three-month and nine-month periods ended September 30, 2010 and 2009.

The 3.375% convertible senior subordinated notes due in March 2027 (the “3.375% Convertible Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of September 30, 2010 was approximately $28.31 per share of common stock. The dilutive effect of the notes is determined based on the average closing price of the Company’s stock for the last 30 trading days of the quarter as compared to the conversion price of the notes. Under the net share settlement method, there were no potential shares issuable under the notes as the notes would have been anti-dilutive for the three-month and nine-month periods ended September 30, 2010 and 2009.

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

Statements of Comprehensive Income

(Unaudited)

For the three months ended September 30,	2010	2009
Net income	$15,104	$10,889
Unrealized gain on hedging activities, net of tax of $232 and $115, respectively	422	313
Foreign currency translation adjustments, net of tax of $3,039 and $1,849, respectively	40,310	19,400
Defined benefit pension and other postretirement plans, net of tax of $159 and $159, respectively	(66)	504

Comprehensive income	$55,770	$31,106

For the nine months ended September 30,	2010	2009
Net income	$41,756	$32,795
Unrealized gain on hedging activities, net of tax of $581 and $175, respectively	970	162
Foreign currency translation adjustments, net of tax of $1,117 and $2,523, respectively	11,764	29,418
Defined benefit pension and other postretirement plans, net of tax of $479 and $444, respectively	1,490	(30)

Comprehensive income	$55,980	$62,345

4. Inventories

The components of inventories consisted of:

	September 30, 2010	December 31, 2009
Finished goods	$121,517	$105,541
Work-in-process	59,008	56,853
Raw material and supplies	31,377	28,398

	$211,902	$190,792

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(All dollar amounts included in the notes are stated in thousands except per share data.)

5. Goodwill and Other Intangible Assets

Goodwill:

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company for the period ended September 30, 2010:

	Logistics and Manufacturing Services	Precision Components	Total Company
January 1, 2010	$166,400	$207,164	$373,564
Goodwill adjustments	—	(50)	(50)
Foreign currency translation	(1,632)	9,539	7,907

September 30, 2010	$164,768	$216,653	$381,421

In the second quarter of 2010, management performed its annual impairment testing. Based on this assessment, there was no goodwill impairment.

Other Intangible Assets:

Other intangible assets consisted of:

		September 30, 2010		December 31, 2009
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs	Up to 30	$293,700	$(34,191)	$293,700	$(28,578)
Customer lists/relationships	10	28,578	(17,180)	28,578	(15,024)
Patents, trademarks/trade names	5-30	22,746	(11,622)	22,746	(10,093)
Other	Up to 15	10,405	(2,858)	10,405	(2,393)

		355,429	(65,851)	355,429	(56,088)
Foreign currency translation		4,615	—	4,348	—

Other intangible assets		$360,044	$(65,851)	$359,777	$(56,088)

Amortization of intangible assets is expected to increase from approximately $13,000 in 2010 to $16,000 in 2014.

6. Business Reorganizations

In the third quarter of 2009, the Company authorized the restructuring of certain operations of the Precision Components segment by moving the operations of two facilities, Burlington, Ontario, Canada (the “Burlington Facility”) and Monterrey, Mexico (the “Monterrey Facility”). The assets and related work of these facilities have been substantially transferred to other Precision Components facilities in the United States to create a more cost effective manufacturing footprint. The movement of operations for the Burlington Facility was substantially completed in the first quarter of 2010. The movement of assets at the previously idled Monterrey Facility was completed by December 31, 2009. The Company recorded restructuring and related costs of $4,904 in 2009 related to these actions which included $2,140 of employee termination costs, $1,107 of asset write-downs, $487 of equipment transfer costs, $970 of facility use termination costs and $200 of pension curtailment costs. The Company recorded $1,309 related to equipment transfer expenses and other related costs in the first nine months of 2010 and is substantially complete as of September 30, 2010. The Company also expects to incur costs related to the 2009 and prior actions of up to $4,000 related to pension costs, in large part due to the accelerated recognition of actuarial losses, which may be incurred in 2010 or later. In addition, during 2009, the Company implemented other workforce reduction actions at Precision Components and recorded severance expense of $3,358 primarily in the second quarter of 2009. Costs related to the 2009 actions are primarily recorded in selling and administrative expenses in the accompanying consolidated statements of income.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(All dollar amounts included in the notes are stated in thousands except per share data.)

The following table sets forth the change in the liability for the 2009 employee termination actions at Precision Components:

January 1, 2010	$3,337
Severance expense, net	(366)
Payments	(2,713)
Foreign currency translation	(11)

September 30, 2010	$247

The remaining balances are primarily expected to be paid in 2010.

In 2008, the Company implemented certain right-sizing actions, including workforce reductions and plant consolidations, at both business segments. As a result of these actions, the Company recorded an additional $2,448 of costs in 2009 at Precision Components related to transfer of work and facility exits, $1,186 of which was recorded in the first nine months of 2009. These costs are primarily recorded in selling and administrative expenses in the accompanying consolidated statements of income. As of December 31, 2009, the Company had recorded a liability of $167 at Precision Components related to 2008 actions. These actions were substantially complete as of December 31, 2009.

The following table sets forth the change in the liability for 2008 employee termination actions at Logistics and Manufacturing Services:

January 1, 2010	$1,467
Severance expense, net	(372)
Payments	(850)
Foreign currency translation	(135)

September 30, 2010	$110

The remaining balances are primarily expected to be paid in 2010.

7. Debt

The Company’s debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios, and minimum levels of net worth. The Company is in compliance with its debt covenants as of September 30, 2010, and closely monitors its future compliance based on current and anticipated future economic conditions.

The 3.75% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after February 7, 2011. The note holders may also require the Company to redeem some or all of the Notes at their par value on February 1st of 2011, 2016 and 2021. As such, the Company has classified the balance of the 3.75% Convertible Notes of $91,397 ($92,500 par value) and the related deferred tax balances as current in the accompanying consolidated balance sheets as of September 30, 2010. However, if any of the 3.75% Convertible Notes are redeemed on February 1, 2011, the Company intends to finance the redemption through the use of its available credit facilities which expire in September 2012.

The 3.375% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. The note holders may also require the Company to redeem some or all of the Notes at their par value on March 15th of 2014, 2017 and 2022.

The 3.75% Convertible Notes and the 3.375% Convertible Notes are also eligible for conversion upon meeting certain conditions as provided in the respective indenture agreements. The eligibility for conversion is determined quarterly. During the third quarter of 2010, neither the 3.75% Convertible Notes nor the 3.375% Convertible Notes were eligible for conversion. During the fourth quarter of 2010, neither of the Convertible Notes will be eligible for conversion.

In January 2010, the Company and Wells Fargo Bank, N.A. entered into an amendment to the Company’s $35,000 unsecured credit agreement dated July 1, 2009 which reduced the interest rate applicable to the Eurocurrency loans from the London Interbank Offered Rate (“LIBOR”) plus 4.25% to LIBOR plus 2.75%. The interest rate for the base rate loans was unchanged. All other provisions of this credit agreement continued in full force and effect. In August 2010, the Company repaid the outstanding borrowings under this facility primarily with borrowings from the revolving credit agreement which resulted in the accelerated amortization of the unamortized deferred debt issuance costs.

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

The Company does not use derivatives for speculative or trading purposes or to manage commodity exposures.

The following table sets forth the fair value amounts of derivative instruments held by the Company.

	September 30, 2010		December 31, 2009
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(1,344)	$—	$(2,700)
Foreign exchange contracts	252	—	—	(147)

	252	(1,344)	—	(2,847)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	2,368	(34)	1	(1,636)

Total derivatives	$2,620	$(1,378)	$1	$(4,483)

Asset derivatives are recorded in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. Liability derivatives related to interest rate contracts and foreign exchange contracts are recorded in Other liabilities and Accrued liabilities, respectively, in the accompanying Consolidated Balance Sheets.

The following table sets forth the gain (loss) recorded in other comprehensive income, net of tax, for the three- and nine-month periods ended September 30, 2010 and 2009 for derivatives held by the Company.

	Three months ended September 30,		Nine months ended September 30,
Derivatives designated as hedging instruments:	2010	2009	2010	2009
Cash flow hedges:
Interest rate contracts	$319	$188	$841	$287
Foreign exchange contracts	103	125	129	(125)

	$422	$313	$970	$162

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(All dollar amounts included in the notes are stated in thousands except per share data.)

Amounts included within accumulated other comprehensive income (loss) that were reclassified to income during the three- and nine-month periods ended September 30, 2010 resulted in a fixed rate of interest of 2.947% plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings. The amounts reclassified for the foreign exchange contracts were not material. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the three- or nine-month periods ended September 30, 2010.

The following table sets forth the gain (loss) recorded in other income (expense) in the consolidated statements of income for the three- and nine-month periods ended September 30, 2010 and 2009 for derivatives held by the Company. Such amounts were substantially offset by gains (losses) recorded on the underlying hedged asset or liability.

	Three months ended September 30,		Nine months ended September 30,
Derivatives not designated as hedging instruments:	2010	2009	2010	2009
Non-designated hedges:
Foreign exchange contracts	$4,153	$2,786	$3,969	$2,438

9. Fair Value Measurements

The provisions of the accounting standard for fair value define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability

The following table provides the financial assets (liabilities) reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010
Foreign exchange contracts	$2,586	$—	$2,586	$—
Interest rate contracts	(1,344)	—	(1,344)	—
Rabbi trust assets	1,234	1,234	—	—

	$2,476	$1,234	$1,242	$—

December 31, 2009
Foreign exchange contracts	$(1,782)	$—	$(1,782)	$—
Interest rate contracts	(2,700)	—	(2,700)	—
Rabbi trust assets	1,431	1,431	—	—

	$(3,051)	$1,431	$(4,482)	$—

The fair value for the foreign exchange and interest rate contracts are valued with a discounted cash flow model using observable current market information as of the reporting date such as the prevailing LIBOR-based and U.S. treasury interest rates and foreign currency spot and forward rates. The fair values of rabbi trust assets are based on quoted market prices from various financial exchanges.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(All dollar amounts included in the notes are stated in thousands except per share data.)

As disclosed within the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the fair values of the 3.75% Convertible Notes and 3.375% Convertibles Notes were approximately $96,570 and $50,573, respectively. As of September 30, 2010, the fair values of the 3.75% Convertible Notes and the 3.375% Convertible Notes were approximately $95,100 and $54,199, respectively.

10. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

Pensions	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Service cost	$1,502	$1,582	$4,608	$4,994
Interest cost	5,697	5,718	17,086	16,843
Expected return on plan assets	(7,703)	(7,693)	(23,068)	(22,767)
Amortization of prior service cost	239	236	697	709
Recognized losses	614	503	1,837	1,401
Curtailment loss	—	200	—	200

Net periodic benefit cost	$349	$546	$1,160	$1,380

Other Postretirement Benefits	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Service cost	$85	$119	$272	$349
Interest cost	786	902	2,418	2,645
Amortization of prior service cost	(236)	(190)	(727)	(559)
Recognized losses	88	52	303	152
Curtailment gain	—	—	(987)	—

Net periodic benefit cost	$723	$883	$1,279	$2,587

The Company recorded a curtailment gain in one of its Other Postretirement Benefit Plans during the first quarter of 2010 in connection with the closure of a facility within the Precision Components segment.

11. Income Taxes

The Company’s effective tax rate for the first nine months of 2010 was 17.7%, an increase from a rate of 16.4% used for the first half of 2010. In 2009, the Company’s effective tax rate was 5.1% in the first nine months of the year and 2.4% for the full year. The increase in the 2010 effective tax rate from the full year 2009 was primarily driven by the projected shift in the mix of income to higher-taxing jurisdictions and the impact of the expected repatriation of a portion of current year foreign earnings to the U.S.

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

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(All dollar amounts included in the notes are stated in thousands except per share data.)

12. Information on Business Segments

The following table sets forth information about the Company’s operations by its two reportable business segments:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net sales
Logistics and Manufacturing Services	$138,937	$131,309	$412,679	$410,546
Precision Components	154,012	130,041	446,397	371,560
Intersegment sales	(3,048)	(1,011)	(9,146)	(4,416)

Total net sales	$289,901	$260,339	$849,930	$777,690

Operating profit
Logistics and Manufacturing Services	$10,799	$11,871	$29,296	$38,777
Precision Components	14,034	2,686	38,886	10,383

Total operating profit	24,833	14,557	68,182	49,160
Interest income	56	54	211	371
Interest expense	(5,177)	(5,293)	(15,273)	(17,234)
Other income (expense), net	(829)	1,198	(2,372)	2,276

Income before income taxes	$18,883	$10,516	$50,748	$34,573

13. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not significant as of September 30, 2010 and December 31, 2009.

The Company was named in a lawsuit arising out of an alleged breach of contract and implied warranty by a customer of Toolcom Suppliers Limited (“Toolcom”), a division of the Logistics and Manufacturing Services segment, related to the sale of certain products prior to the Company’s 2005 acquisition of Toolcom. The plaintiff filed the lawsuit in civil court in Scotland and asserted that certain products sold were not fit for a particular use and claims approximately 5,500 pounds sterling (approximately $8,700) in damages, plus interest at the statutory rate of 8% per annum and costs. The court found that Toolcom was in breach of contract and implied warranty, and ordered Toolcom to pay a portion of the plaintiff’s attorneys’ fees. The court has not made determinations as to causation and damages and the Company intends to vigorously defend its position with respect to causation and damages. The Company cannot make a reasonable estimate of loss at this time; accordingly, no liability beyond the Company’s estimate of the attorneys’ fees it was ordered to pay has been recorded.

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

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month and nine-month periods ended September 30, 2010 and 2009, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 29, 2010 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Barnes Group Inc.:

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of September 30, 2010, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2010 and September 30, 2009 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and September 30, 2009. This interim financial information is the responsibility of the Company’s management.

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
PricewaterhouseCoopers LLP Hartford, Connecticut October 29, 2010

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

Third Quarter 2010 Highlights

In the third quarter of 2010, sales grew 11.4% from the third quarter of 2009 to $289.9 million primarily as a result of organic sales growth within both business segments. Operating income increased 70.6% to $24.8 million primarily as a result of the profit impact of the higher sales volume, lower cost structures and the absence of prior year restructuring costs. Net income improved 38.7% to $15.1 million.

The Company’s business segments are largely dependant on the states of the end-markets served. In the Logistics and Manufacturing Services segment, the end-markets of the distribution businesses, particularly in North America, showed improvements while the aerospace aftermarket business reflected slight improvements in demand despite the continued deferred maintenance trend. At Precision Components, the industrial manufacturing businesses continue to be positively impacted by improvements in the transportation and industrial end-markets while demand in the aerospace original equipment manufacturing business remains lower than 2009.

RESULTS OF OPERATIONS

Sales

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2010	2009	Change		2010	2009	Change
Logistics and Manufacturing Services	$138.9	$131.3	$7.6	5.8%	$412.7	$410.5	$2.1	0.5%
Precision Components	154.0	130.0	24.0	18.4%	446.4	371.6	74.8	20.1%
Intersegment sales	(3.0)	(1.0)	(2.0)	NM	(9.1)	(4.4)	(4.7)	NM

Total	$289.9	$260.3	$29.6	11.4%	$849.9	$777.7	$72.2	9.3%

The Company reported net sales of $289.9 million in the third quarter of 2010, an increase of $29.6 million or 11.4% from the third quarter of 2009. The sales increase reflected $32.3 million of organic sales growth which included $9.1 million at Logistics and Manufacturing Services and $25.2 million at Precision Components. The strengthening of the U.S. dollar against foreign currencies as compared to the same period in 2009, primarily in Europe, decreased net sales by approximately $2.7 million in the third quarter of 2010.

Sales for the nine-month period ended September 30, 2010 were $849.9 million, an increase of $72.2 million or 9.3% from the nine-month period ended September 30, 2009. The sales increase reflected $69.4 million of organic sales growth primarily at Precision Components. The weakening of the U.S. dollar against foreign currencies as compared to the same period in 2009, primarily in Canada and Brazil, increased net sales by approximately $2.8 million in the first nine months of 2010.

Expenses and Operating Income

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2010	2009	Change		2010	2009	Change
Cost of sales	$185.0	$170.5	$14.5	8.5%	$540.8	$503.4	$37.5	7.4%
% of sales	63.8%	65.5%			63.6%	64.7%

Gross profit	104.9	89.8	15.1	16.8%	309.1	274.3	34.8	12.7%
% of sales	36.2%	34.5%			36.4%	35.3%

Selling and administrative expenses	80.1	75.3	4.8	6.4%	240.9	225.2	15.8	7.0%
% of sales	27.6%	28.9%			28.3%	29.0%

Operating income	24.8	14.6	10.3	70.6%	68.2	49.2	19.0	38.7%
% of sales	8.6%	5.6%			8.0%	6.3%

Cost of sales in the third quarter of 2010 increased 8.5% from the 2009 period primarily as a result of increased sales. The increase in cost of sales was less than the increase in sales resulting in an improvement in gross profit margin of 1.7 percentage points to 36.2%. Selling and administrative expenses in the third quarter of 2010 increased 6.4% from the third quarter of 2009 as a result of the increase in sales as well as higher employee related costs, including employee incentive compensation. Selling and administrative expenses in the third quarter of 2009 included $3.4 million primarily related to employee terminations costs and asset write-downs at Precision Components. Costs of sales and selling and administrative expenses were also impacted by the lower cost structures resulting from previous actions. As a result, operating income margin increased from 5.6% in the third quarter of 2009 to 8.6% in the third quarter of 2010.

Cost of sales in the first nine months of 2010 increased 7.4% from the 2009 period. The increase in cost of sales was lower than the increase in sales which resulted in an improvement in gross profit margin of 1.1 percentage points to 36.4%. Selling and administrative expenses in the first nine months of 2010 increased 7.0% from the 2009 period. The increases in cost of sales and selling and administrative expenses were primarily driven by the increase in sales offset in part by the impact of lower cost structures. As a result, operating income in the first nine months of 2010 increased 38.7% from the first nine months of 2009 and operating margin increased from 6.3% to 8.0%.

Other Income/Expense

Net other income (expenses) decreased $2.0 million in the third quarter of 2010 compared to the same period of 2009 primarily as a result of a $1.5 million gain on the repurchase of certain convertible notes recorded in the third quarter of 2009. Interest expense decreased slightly in the third quarter of 2010.

For the nine-month period ended September 30, 2010, net other income (expenses) decreased $4.8 million compared to the first nine months of 2009 primarily as a result of a $3.8 million gain on the repurchase of convertible notes recorded in 2009. Interest expense decreased $2.0 million in the first nine months of 2010 primarily as a result of lower borrowings compared to the 2009 period.

Income Taxes

The Company’s effective tax rate for the first nine months of 2010 was 17.7%, an increase from a rate of 16.4% used for the first half of 2010. In 2009, the Company’s effective tax rate was 5.1% in the first nine months of the year and 2.4% for the full year. The increase in the 2010 effective tax rate from the full year 2009 was primarily driven by the projected shift in the mix of income to higher-taxing jurisdictions and the impact of the expected repatriation of a portion of current year foreign earnings to the U.S.

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

Net Income and Net Income per Share

(in millions, except per share data)	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Change		2010	2009	Change
Net income	$15.1	$10.9	$4.2	38.7%	$41.8	$32.8	$9.0	27.3%
Net income per common share:
Basic	.27	.20	.07	35.0%	.75	.61	.14	23.0%
Diluted	.27	.20	.07	35.0%	.75	.61	.14	23.0%
Weighted average common shares outstanding:
Basic	55.3	54.3	1.1	2.0%	55.4	53.5	2.0	3.7%
Diluted	55.8	54.6	1.3	2.3%	56.0	53.7	2.3	4.4%

In the third quarter of 2010, basic and diluted net income per common share increased 35.0% as compared to the third quarter of 2009, and in the first nine months of 2010 increased 23.0% as compared to the first nine months of 2009. The increases were directly attributable to the increases in net income in both periods. Basic weighted average shares outstanding increased primarily as a result of shares issued for employee stock plans and 1,154,265 shares of treasury stock used to repurchase certain of the Company’s convertible notes in August 2009 offset in part by the repurchase of 483,527 shares under the Company’s publicly announced repurchase program during the first nine months of 2010. Diluted weighted average shares outstanding increased as a result of the increase in basic weighted average shares outstanding and an increase in the dilutive effect of potentially issuable shares under the employee stock plans which was driven by an increase in the Company’s stock price.

Financial Performance by Business Segment

Logistics and Manufacturing Services

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2010	2009	Change		2010	2009	Change
Sales	$138.9	$131.3	$7.6	5.8%	$412.7	$410.5	$2.1	0.5%
Operating profit	10.8	11.9	(1.1)	(9.0)%	29.3	38.8	(9.5)	(24.5)%
Operating margin	7.8%	9.0%			7.1%	9.4%

Logistics and Manufacturing Services recorded sales of $138.9 million in the third quarter of 2010, a 5.8% increase from the third quarter of 2009, and $412.7 million in the first nine months of 2010, a 0.5% increase from the first nine months of 2009. The increases in the third quarter and first nine months of 2010 were primarily a result of organic sales growth of $9.1 million and $1.4 million, respectively. The higher organic sales in 2010 were largely the result of end-market improvements in the distribution businesses primarily in North America. Additionally, despite recent positive demand trends in the aerospace aftermarket business and expanded capabilities in the third quarter of 2010 as compared to 2009 which resulted in organic sales growth, the year-to-date sales for this business in 2010 have been negatively impacted as compared to the 2009 period by overall lower aircraft utilization and a trend of deferred maintenance. Foreign currency translation had a negative impact on sales in the third quarter of 2010 of $1.5 million and a positive impact of $0.8 million on sales for the first nine months of 2010.

Operating profit at Logistics and Manufacturing Services decreased 9.0% to $10.8 million in the third quarter of 2010 from the third quarter of 2009 and operating profit in the first nine months of 2010 decreased 24.5% to $29.3 million. During 2010, investments were made in the distribution businesses to expand the sales force and improve future productivity resulting in additional costs. Operating profit was also negatively impacted by higher product and freight costs which were partially offset through higher selling prices and lower cost structures resulting from previous actions. During the first nine months of 2010, operating profit was negatively impacted primarily by lower sales volumes in the higher margin aerospace aftermarket business.

Outlook: Organic sales levels in the distribution businesses of the Logistics and Manufacturing Services segment are largely dependent upon the economy in the regions served, the retention of its customers and continuation of existing sales volumes to such customers, and the effectiveness and size of its sales force. Near-term economic conditions remain uncertain and customers continue to manage costs and inventory levels. Management believes future sales growth will result from improvements in economic and end-market conditions, and investments in market penetration activities and sales force productivity initiatives. Near-term sales levels in the aerospace aftermarket business are expected to continue reflecting recent trends towards improving maintenance, repair and overhaul activity. Management further believes its aerospace aftermarket business is favorably positioned based on strong customer relationships including long-term maintenance and repair contracts in the overhaul and repair business, expected improvement in demand in the aftermarket businesses, expanded capabilities and current capacity levels.

Operating profit at Logistics and Manufacturing Services is expected to continue to be affected by the profit impact of the changes in sales volume, pricing pressures and investments made in each of its businesses. Profitability in the distribution businesses is expected to be favorably impacted by structural changes and other cost control efforts. The highly profitable aftermarket RSPs will continue to be impacted by the management fees payable to the customer which generally increase in the fourth or later years of each program. These and other similar fees are deducted from sales and temper sales growth of the aftermarket RSPs and operating margin.

Precision Components

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2010	2009	Change		2010	2009	Change
Sales	$154.0	$130.0	$24.0	18.4%	$446.4	$371.6	$74.8	20.1%
Operating profit	14.0	2.7	11.3	NM	38.9	10.4	28.5	NM
Operating margin	9.1%	2.1%			8.7%	2.8%

Sales at Precision Components were $154.0 million in the third quarter of 2010, an 18.4% increase from the third quarter of 2009, and $446.4 million in the first nine months of 2010, a 20.1% increase from the first nine months of 2009. Sales increases in both periods resulted primarily from organic sales increases of $25.2 million in the third quarter of 2010 and $72.8 million in the first nine months of 2010 which resulted mainly from increases in the industrial manufacturing businesses in North America and Europe and from improvements in the transportation industry, including automotive. Sales in the aerospace OEM business were relatively flat in the 2010 periods as compared to the 2009 periods. The impact of foreign currency translation decreased sales approximately $1.2 million in the third quarter of 2010 and increased sales approximately $2.0 million in the first nine months of 2010.

Operating profit in the third quarter of 2010 at Precision Components was $14.0 million compared to $2.7 million in the third quarter of 2009, and $38.9 million in the first nine months of 2010 compared to $10.4 million in the comparable 2009 period. Operating profit improvements in 2010 were due primarily to the profit impact of higher sales levels in 2010, lower cost structures resulting from previous restructuring actions and lean initiatives. These improvements were offset by higher personnel costs given higher demand and costs associated with new product introductions. Additionally, the 2009 third quarter results included a $3.4 million restructuring charge primarily for employee termination costs and asset write-downs associated with moving the operations of two facilities.

Outlook: In the industrial manufacturing businesses, management is focused on generating organic sales growth by leveraging the benefits of the diversified products and industrial end markets in which its businesses have a global presence as well as gaining market share and introducing new products. Sales growth in the global markets served by these businesses is expected to remain uncertain due to economic conditions. However, increased order activity in certain end markets, including transportation, may provide incremental benefits in the near-term. Sales in the aerospace OEM business are driven by its commercial engine order backlog through its participation in certain strategic engine programs. Backlog in this business was $361.9 million at September 30, 2010, of which approximately 65% is expected to be shipped in the next 12 months. In the near-term, the aerospace OEM business may be impacted by adjustments of customer inventory levels including insourcing trends, changes in production schedules of specific engine programs, and the general state of the aerospace market driven by the worldwide economy. Management believes that strong long-term aerospace industry fundamentals remain which, together with the pursuit of new programs and increased content levels on certain platforms is expected to drive future sales growth in this business.

Operating profit is largely dependant on the sales volumes within all businesses of the segment. Management expects a favorable impact on profitability from the cost actions taken in these businesses which resulted in lower, more competitive cost structures. Management continues to focus on improving profitability through organic sales growth, pricing initiatives in part to mitigate raw material pricing pressures, and productivity and process improvements such as lean. Costs associated with personnel, new product introductions and commodity price increases may negatively impact operating profit.

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

The Company’s ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow and working capital management, and anticipates that operating activities in 2010 will continue to generate adequate cash. The Company closely monitors its cash generation, usage and preservation including the management of working capital to generate cash.

The Company’s 3.75% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after February 7, 2011. The note holders may also require the Company to redeem some or all of the Notes on February 1st of 2011, 2016 and 2021. As such, the balance of these notes of $91.4 million ($92.5 million par value) is classified as current in the accompanying balance sheet as of September 30, 2010. However, if any of the 3.75% Convertible Notes are redeemed on February 1, 2011, the Company intends to finance the redemption through the use of its available credit facilities. The Company’s 3.375% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. The note holders may also require the Company to redeem some or all of the Notes on March 15th of 2014, 2017 and 2022.

Operating cash flow may be supplemented with external borrowings to meet near-term organic business expansion needs and the Company’s current financial commitments. The credit markets have presented companies with significant challenges in maintaining or expanding credit facilities. The Company has assessed its credit facilities and currently expects that its bank syndicate, comprised of 15 banks, will continue to support the $400.0 million credit facility which matures in September 2012. At September 30, 2010, the Company has $209.8 million of unused and available for borrowings under its $400.0 million credit facility, subject to covenants in the Company’s debt agreements. The Company believes its credit facilities, coupled with cash generated from operations, are adequate for its anticipated future requirements.

The Company closely monitors compliance with its various debt covenants. The Company’s most restrictive financial covenant (the “Debt Ratio”) requires the Company to maintain a ratio of Consolidated Total Debt to adjusted earnings before interest expense, income taxes, and depreciation and amortization (“Adjusted EBITDA”) as defined in the amended and restated revolving credit agreement of not more than 3.75 times at September 30, 2010. The actual ratio at September 30, 2010 was 2.83 times.

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

Cash Flow

	Nine months ended September 30,
(in millions)	2010	2009	Change
Operating activities	$47.0	$125.7	$(78.7)
Investing activities	(23.5)	(25.6)	2.1
Financing activities	(17.1)	(107.9)	90.8
Exchange rate effect	(0.2)	1.0	(1.2)

Increase (decrease) in cash	$6.3	$(6.7)	$13.0

Operating activities provided $47.0 million in cash in the first nine months of 2010 compared to $125.7 million provided in the first nine months of 2009. The lower operating cash flows in 2010 were primarily driven by higher investments in working capital in the 2010 period, specifically in inventory and accounts receivable compared to the significant reductions in the 2009 period. The increase in inventory resulted primarily from higher anticipated customer demand while the increase in accounts receivable resulted primarily from higher sales levels.

Investing activities in the first nine months of 2010 primarily consisted of capital expenditures of $22.5 million compared to $24.8 million in the 2009 period. The Company expects capital spending in 2010 to be approximately $30 million.

Cash from financing activities in the first nine months of 2010 included a net increase in borrowings of $1.4 million compared to a decrease of $91.2 million in the comparable 2009 period. The cash generated from operations in the 2010 period was used primarily for capital expenditures, dividends and common stock repurchases. The cash generated from operations in the 2009 period along with the use of cash on hand were used for capital expenditures, dividends and debt reduction. The 2010 period reflected the third quarter repayment of the outstanding borrowings under the Wells Fargo credit agreement primarily with borrowings under the revolving credit agreement. The 2009 period reflected the purchase of $34.7 million par value of convertible notes at a discounted price of $28.7 million. These purchases were funded with borrowings under the revolving credit lines. Total cash used to pay dividends decreased in the first nine months of 2010 by $8.1 million from the comparable 2009 period to $13.2 million due to a decrease in the cash dividends per share from $.40 per share in the first nine months of 2009 to $.24 per share in the first nine months of 2010. During the nine months ended September 30, 2010, the Company repurchased 0.5 million shares of the Company’s stock at a cost of $9.0 million under the terms of its publicly announced repurchase program. Additionally, we may from time to time decide to repurchase additional shares under the program. There are a maximum of 2.0 million shares that may be repurchased under the existing program.

At September 30, 2010, the Company held $23.7 million in cash and cash equivalents, the majority of which are held outside of the U.S. In general, the repatriation of cash to the U.S. would have adverse tax consequences and the balances remain outside the U.S. to fund future international investments. However, the Company expects to repatriate a portion of current year foreign earnings to the U.S. in 2010.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At September 30, 2010, $190.2 million was borrowed at an average interest rate of 1.06% under the Company’s $400.0 million revolving credit facility which matures in September 2012. As of September 30, 2010, the Company had borrowed $5.5 million under its short-term bank credit lines. The Company’s total borrowings at September 30, 2010 were comprised of approximately 46% fixed rate debt and approximately 54% variable rate debt. The interest payments on approximately 50% of the variable rate debt have been converted into payments of fixed rate interest plus the borrowing spread under the terms of the respective interest rate swap agreements.

Debt Covenants

Borrowing capacity is limited by various debt covenants in the Company’s debt agreements. As of September 30, 2010 the most restrictive borrowing capacity covenant in any agreement requires the Company to maintain a maximum ratio of Consolidated Total Debt to Adjusted EBITDA, as defined in the amended and restated revolving credit agreement, of not more than 3.75 times for the four fiscal quarters then ending. Following is a reconciliation of Adjusted EBITDA, as defined, to the Company’s net income (in millions):

Four fiscal quarters ended September 30, 2010
Net income	$48.0
Add back:
Interest expense	20.6
Income taxes	8.2
Depreciation and amortization	51.9
Other adjustments	0.6

Adjusted EBITDA, as defined	$129.3

Consolidated Total Debt, as defined, as of September 30, 2010	$366.0
Ratio of Consolidated Total Debt to Adjusted EBITDA	2.83

Other adjustments primarily represent losses on the sale of assets. Consolidated Total Debt excludes the debt discount related to the convertible notes. The Company’s financial covenants are measured as of the end of each fiscal quarter. At September 30, 2010, additional borrowings of $118.9 million would have been allowed under the covenants.

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

Business Acquisitions and Goodwill: The Company has $381.4 million of goodwill recorded as of September 30, 2010. Goodwill is subject to impairment testing annually or earlier testing if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Management completes their annual impairment assessment during the second quarter of each year. In the second quarter of 2010, management performed its annual impairment testing and concluded that the fair value of each reporting unit exceeded its carrying value. Based on this assessment, there was no goodwill impairment through June 30, 2010. Additionally, there were no events or change in circumstances which indicated that the fair value of any reporting unit had been reduced below its carrying value in the third quarter of 2010.

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

EBITDA

EBITDA for the first nine months of 2010 were $105.1 million compared to $90.4 million in the first nine months of 2009. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company’s operating performance. The Company’s definition of EBITDA may not be comparable with EBITDA as defined by other companies or in the Company’s amended and restated revolving credit agreement. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company’s net income (in millions):

	Nine months ended September 30,
	2010	2009
Net income	$41.8	$32.8
Add back:
Interest expense	15.3	17.2
Income taxes	9.0	1.8
Depreciation and amortization	39.0	38.6

EBITDA	$105.1	$90.4

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

There has been no significant change in the Company’s exposure to market risk during the first nine months of 2010. For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company’s third fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1-31, 2010	—		$—	—	2,297,717
August 1-31, 2010	300,768		$17.13	288,561	2,009,156
September 1-30, 2010	—		$—	—	2,009,156

Total	300,768	(1)	$17.13	288,561

(1)Other than the 288,561 shares purchased in the third quarter of 2010 which were purchased as part of the Company’s publicly announced plans, all acquisitions of equity securities during the third quarter of 2010 were the result of the operation of the terms of the Company’s stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

(2)The program was publicly announced on May 8, 2008 authorizing repurchase of up to 5.0 million shares of the Company’s common stock.

Item 6.	Exhibits

(a) Exhibits

Exhibit 10.1	Barnes Group Inc. Executive Separation Pay Plan as Amended and Restated Effective January 1, 2011.

Exhibit 15	Letter regarding unaudited interim financial information.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date: October 29, 2010	/S/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr. Senior Vice President, Finance Chief Financial Officer (the principal Financial Officer)

Date: October 29, 2010	/S/ MARIAN ACKER
Marian Acker Vice President, Controller (the principal Accounting Officer)

EXHIBIT INDEX

Barnes Group Inc.

Quarterly Report on Form 10-Q

For Quarter ended September 30, 2010

Exhibit No.	Description	Reference

10.1	Barnes Group Inc. Executive Separation Pay Plan as Amended and Restated Effective January 1, 2011.	Filed with this report.

15	Letter regarding unaudited interim financial information.	Filed with this report.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.

101.INS	XBRL Instance Document.	Furnished with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Furnished with this report.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Furnished with this report.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Furnished with this report.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Furnished with this report.