Form 10-K
period 2010-12-31
BARNES GROUP INC
filed 2011-02-18
CIK 9984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the close of business on June 30, 2010 was approximately $818,900,978 based on the closing price of the Common Stock on the New York Stock Exchange on that date. The registrant does not have any non-voting common equity.

The registrant had outstanding 54,337,782 shares of common stock as of February 15, 2011.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 6, 2011 are incorporated by reference into Part III.

Barnes Group Inc.

Index to Form 10-K

Year Ended December 31, 2010

PART I

Item 1. Business

BARNES GROUP INC. (1)

Barnes Group Inc. is an international logistical services company and aerospace and industrial components manufacturer serving a wide range of end markets and customers. The products and services provided by Barnes Group are critical components for far-reaching applications that provide transportation, communication, manufacturing and technology to the world. These vital needs are met by our skilled workforce, a critical resource of Barnes Group. Founded in 1857 and headquartered in Bristol, Connecticut, Barnes Group was organized as a Delaware corporation in 1925. We have paid cash dividends to stockholders on a continuous basis since 1934. As of December 31, 2010, we had approximately 4,900 employees at over 67 locations worldwide. We operate under two global business segments: Logistics and Manufacturing Services, and Precision Components.

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

Logistics and Manufacturing Services has sales, distribution, and manufacturing operations in the United States, Belgium, Brazil, Canada, China, Denmark, France, Germany, Holland, Italy, Mexico, Singapore, Spain, Switzerland and the United Kingdom. Products and services are available in more than 40 countries.

The global operations are engaged in supplying, servicing, and manufacturing of maintenance, repair, and operating components. Activities include logistical support through vendor-managed inventory and technical sales for stocked replacement parts and other products, worldwide catalog offerings and custom solutions, and the manufacture and delivery of aerospace aftermarket spare parts, including the revenue sharing programs (“RSPs”), under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program, and component repairs. Key business drivers include a value proposition centered on customer service, delivery, multiple sales channels, procurement systems, and strong customer relationships. In addition, the manufacturing and supplying of aerospace aftermarket spare parts, including the RSPs, are dependent upon the reliable and timely delivery of high-quality components.

The Logistics and Manufacturing Services segment faces active competition throughout the world. The products and services offered are not unique, and its competitors provide substantially similar products and services. Competition comes from local, regional, and national, maintenance and repair supply distributors and specialty manufacturers of springs, gas struts and engineered hardware. The aerospace aftermarket business competes with aerospace original equipment manufacturers (“OEMs”), service centers of major commercial airlines and other independent service companies for the repair and overhaul of turbine engine components. Service alternatives, timeliness and reliability of supply, price, technical capability, product breadth, quality and overall customer service are important competitive factors. In 2010 sales by Logistics and Manufacturing Services to its largest customer, General Electric Company, accounted for approximately 15% of its total sales and sales to its next two largest customers accounted for approximately 8% of its total sales.

(1)	As used in this annual report, “Company,” “Barnes Group,” “we” and “ours” refer to the registrant and its consolidated subsidiaries except where the context requires otherwise, and “Logistics and Manufacturing Services” and “Precision Components” refer to the registrant’s segments, not to separate corporate entities.

PRECISION COMPONENTS

Precision Components is a global supplier of engineered components for critical applications focused on providing solutions for a diverse industrial, transportation and aerospace customer base. It is equipped to produce virtually every type of precision spring, from fine hairsprings for electronics and instruments to large heavy-duty springs for machinery as well as precision-machined and fabricated components and assemblies for OEM turbine engine, airframe and industrial gas turbine builders throughout the world, and the military. It is also a leading manufacturer and supplier of precision mechanical springs, compressor reed valves and nitrogen gas products based in North America and among the world’s largest manufacturers of precision mechanical products and nitrogen gas products. Precision Components also manufactures high-precision punched and fine-blanked components used in transportation and industrial applications, nitrogen gas springs and manifold systems used to precisely control stamping presses, and retention rings that position parts on a shaft or other axis.

Precision Components has a diverse customer base with products purchased by durable goods manufacturers located around the world in industries including transportation, consumer products, farm equipment, telecommunications, medical devices, home appliances and electronics, and airframe and gas turbine engine manufacturers for commercial and military jets, business jets, and land-based industrial gas turbines. Long-standing customer relationships enable Precision Components to participate in the design phase of components and assemblies through which customers receive the benefits of manufacturing research, testing and evaluation. Products are sold primarily through Precision Components’ direct sales force and a global distribution channel.

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

Precision Components has manufacturing, sales, assembly and distribution operations in the United States, Brazil, China, Germany, Korea, Mexico, Singapore, Sweden, Switzerland, Thailand and the United Kingdom. Sales by Precision Components to its largest customer, General Electric, accounted for approximately 21% of its sales in 2010. Sales to its next five largest customers in 2010 accounted for approximately 23% of its total sales.

FINANCIAL INFORMATION

The backlog of the Company’s orders believed to be firm at the end of 2010 was $482 million as compared with $428 million at the end of 2009. Of the 2010 year-end backlog, $444 million was attributable to the Precision Components segment and the balance was attributable to the Logistics and Manufacturing Services segment. Precision Components’ backlog included $119 million which is scheduled to be shipped after 2011. The remainder of the Company’s backlog is scheduled to be shipped during 2011. General Electric and its affiliates accounted for 18% of the Company’s total sales in 2010.

We continue to have a global manufacturing footprint to service our worldwide customer base. The global economies have a significant impact on the financial results of the business as we have significant operations outside of the United States. The Logistics and Manufacturing Services segment has manufacturing locations in Singapore and has distribution centers and sales offices as well as a significant amount of business in Europe, Canada and Asia. Precision Components has manufacturing operations in Europe, Asia, Mexico and South America. For an analysis of our revenue from sales to external customers, and operating profit and assets by business segment as well as revenues from sales to external customers and long-lived assets by geographic area, see Note 20 of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K (“Annual Report”).

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

RESEARCH AND DEVELOPMENT

Although most of the products manufactured by us are custom parts made to customers’ specifications, we are engaged in continuing efforts aimed at discovering and implementing new knowledge that is useful in developing new products or services and significantly improving existing products or services. We spent approximately $6 million, $4 million and $6 million in 2010, 2009 and 2008, respectively, on research and development activities.

PATENTS AND TRADEMARKS

The Company is a party to certain licenses and holds a number of patents and trademarks, some of which are important to certain business units. The Company does not believe, however, that any of these licenses, patents or trademarks is individually significant to the Company or either of our two segments.

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

FORWARD-LOOKING STATEMENTS

Certain of the statements in this Annual Report may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based upon management’s good faith expectations and beliefs concerning future developments and their potential effect upon the Company and can be identified by the use of words such as “anticipated,” “believe,” “expect,” “plans,” “strategy,” “estimate,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. The risks and uncertainties, which are described in this Annual Report, include, among others, uncertainties arising from the behavior of financial markets; future financial performance of the industries or customers that we serve; changes in market demand for our products and services; integration of acquired businesses; restructuring costs or savings; introduction or development of new products or transfer of work; changes in raw material or product prices and availability; foreign currency exposure; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; the outcome of pending and future claims or litigation or governmental, regulatory proceedings, investigations, inquiries, and audits; uninsured claims and litigation; outcome of contingencies; future repurchases of common stock; future levels of indebtedness; and numerous other matters of global, regional or national scale, including those of a political, economic, business, competitive, environmental, regulatory and public health nature. The Company assumes no obligation to update our forward-looking statements.

Item 1A. Risk Factors

Our business, financial condition or results of operations could be materially adversely affected by any of the following risks. Please note that additional risks not presently known to us may also materially impact our business and operations.

RISKS RELATED TO OUR BUSINESS

We depend on revenues and earnings from a small number of significant customers. Any bankruptcy of or loss, cancellation, reduction or delay in purchases by these customers could harm our business. In 2010, our net sales to General Electric and its subsidiaries accounted for 18% of our total sales and approximately 15% and 21% of sales at Logistics and Manufacturing Services and Precision Components, respectively. Additionally, approximately 23% of Precision Components’ sales in 2010 were to its next five largest customers. Some of our success will depend on the business strength and viability of those customers. We cannot assure you that we will be able to retain our largest customers. A tightening in the credit markets may affect our customers’ ability to raise debt or equity capital. This may reduce the amount of liquidity available to our customers which may limit their ability to purchase products. Some of our customers may in the future reduce their purchases due to economic conditions or shift their purchases from us to our competitors, in-house or to other sources. Some of our long-term sales agreements provide that until a firm order is placed by a customer for a particular product, the customer may unilaterally reduce or discontinue its projected purchases without penalty, or terminate for convenience. The loss of one or more of our largest customers, any reduction, cancellation or delay in sales to these customers (including a reduction in aftermarket volume in our RSPs), our inability to successfully develop relationships with new customers, or future price concessions we make to retain customers could significantly reduce our sales and profitability. In addition, we may not have opportunities to enter into additional aftermarket RSPs.

We have significant indebtedness that could affect our operations and financial condition. At December 31, 2010, we had consolidated debt and capitalized lease obligations of $357.7 million, representing approximately 33% of our total capital (indebtedness plus stockholders’ equity) as of that date. Our level of indebtedness and the significant debt servicing costs associated with that indebtedness could have important effects on our operations and financial condition and may adversely affect the value or trading price of our outstanding equity securities and debt securities. For example, our indebtedness could require us to dedicate a substantial portion of our cash flows from operations to payments on our debt, thereby reducing the amount of our cash flows available for working capital, capital expenditures, investments in technology and research and development, acquisitions, dividends and other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in the industries in which we compete; place us at a competitive disadvantage compared to our competitors, some of whom have lower debt service obligations and greater financial resources than we do; limit our ability to borrow additional funds; or increase our vulnerability to general adverse economic and industry conditions. In addition, in the recent past, conditions in the worldwide credit markets have limited our ability to expand our credit lines beyond current bank commitments, and these conditions could continue or worsen.

The outlook for economic recovery remains uncertain. There continues to be substantial uncertainty about the degree and pace of economic recovery from the recent recession. Prolonged slow growth or a downturn, further worsening or broadening of adverse conditions in the worldwide and domestic economies could affect purchases of our products, and create or exacerbate credit issues, cash flow issues and other financial hardships for us and for our suppliers and customers. Depending upon their severity and duration, these conditions could have a material adverse impact on our business, liquidity, financial condition and results of operations.

Our failure to meet certain financial covenants required by our debt agreements may materially and adversely affect our assets, financial position and cash flows. Some of our debt arrangements require us to maintain certain debt and interest coverage ratios and limit our ability to incur debt, make investments or undertake certain other business activities. These requirements could limit our ability to obtain future financing and may prevent us from taking advantage of attractive business opportunities. Our ability to meet the financial covenants or requirements in our debt arrangements may be affected by events beyond our control, and we cannot assure you that we will satisfy such covenants and requirements. A breach of these covenants or our inability to comply with the restrictions could result in an event of default under our debt arrangements which, in turn, could result in an event of default under the terms of our other indebtedness. Upon the occurrence of an event of default under our debt arrangements, after the expiration of any grace periods, our lenders could elect to declare all amounts outstanding under our debt arrangements, together with accrued interest, to be immediately due and payable. If this were to happen, we cannot assure you that our assets would be sufficient to repay in full the payments due under those arrangements or our other indebtedness.

Our operations depend on our manufacturing, distribution, sales, service facilities and information systems in various parts of the world which are subject to physical, financial, regulatory, environmental, operational and other risks that could disrupt our operations. During 2010, approximately 42% of our sales were from facilities outside of the United States. Also, we have a number of manufacturing facilities and distribution/sales centers outside the United States. The international scope of our business subjects us to risks such as threats of war, terrorism and instability of governments, and economic, regulatory and legal systems in countries in which we or our customers conduct business. In addition, because we depend upon our information systems to help process orders, to manage inventory and accounts receivable collections, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations, and to help provide superior service to our customers, any disruption or failure in the operation of our information systems, including from conversions or integrations, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Some of our facilities are located in areas that may be affected by natural disasters, including earthquakes or tsunamis, which could cause significant damage and disruption to the operations of those facilities and, in turn, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, some of our manufacturing equipment and tooling is custom-made and is not readily replaceable. Loss of such equipment or tooling could have a negative impact on our manufacturing business, financial condition, results of operations and cash flows.

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

Our operations and assets subject us to additional financial and regulatory risks. We have operations and assets in various parts of the world. In addition, we sell or may in the future sell our products and services to the U.S. and foreign government and in foreign countries. Accordingly, we are subject to various risks, including: U.S.-imposed embargoes of sales to specific countries; foreign import controls (which may be arbitrarily imposed or enforced); import regulations and duties; export regulations (which require us to comply with stringent licensing regimes); anti-dumping regulations; price and currency controls; exchange rate fluctuations; dividend remittance restrictions; expropriation of assets; war, civil uprisings and riots; government instability; requirements to provide certifications to the government with respect to compliance with government requirements; the necessity of obtaining governmental approval for new and continuing products and operations; legal systems or decrees, laws, taxes, regulations, interpretations and court decisions that are not always fully developed and that may be retroactively or arbitrarily applied; and difficulties in managing a global enterprise. We have experienced inadvertent violations of some of these regulations, including export regulations, regulations prohibiting sales of certain products, product labeling regulations, and regulations prohibiting air transport of aerosol products, in the past, none of which has had or, we believe, will have a material adverse effect on our business. However, any significant violations of these or other regulations in the future could result in civil or criminal sanctions, and the loss of export or other licenses which could have a material adverse effect on our business. We may also be subject to unanticipated income taxes, excise duties, import taxes, export taxes, value added tax, or other governmental assessments, and taxes may be impacted by changes in legislation in the tax jurisdictions in which we operate. In addition, our organizational structure may limit our ability to transfer funds between countries, particularly into and out of the United States, without incurring adverse tax consequences. Any of these events could result in a loss of business or other unexpected costs that could reduce sales or profits and have a material adverse effect on our financial condition, results of operations and cash flows.

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

Changes in the availability or price of materials, products and energy resources could adversely affect our costs and profitability. We may be adversely affected by the availability or price of raw materials, products and energy resources, particularly related to certain manufacturing operations that utilize high-grade steel spring wire, titanium and inconel. The availability and price of raw materials and energy resources may be subject to curtailment or change due to, among other things, new laws or regulations, global economic or political events including strikes, terrorist attacks and war, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. In some instances there are limited sources for raw materials and a limited number of primary suppliers for some of our products for resale. Although we are not dependent upon any single source for any of our principal raw materials or products for resale, and such materials and products have, historically, been readily available, we cannot assure you that such raw materials and products will continue to be readily available. Disruption in the supply of raw materials, products or energy resources or our inability to come to favorable agreements with our suppliers could impair our ability to manufacture, sell and deliver our products and require us to pay higher prices. Any increase in prices for such raw materials, products or energy resources could materially adversely affect our costs and our profitability.

We maintain pension and other postretirement benefit plans in the U.S. and certain international locations. Our costs of providing defined benefit plans are dependent upon a number of factors, such as the rates of return on the plans’ assets, exchange rate fluctuations, future governmental regulation, global equity prices, and our required and/or voluntary contributions to the plans. Declines in the stock market, prevailing interest rates and rising medical costs may cause an increase in our pension and other postretirement benefit expenses in the future and result in reductions in our pension fund asset values and increases in our pension and other postretirement benefit obligations. These changes have caused and may continue to cause a significant reduction in our net worth and without sustained growth in the pension investments over time to increase the value of the plans’ assets, and depending upon the other factors listed above, we could be required to increase funding for some or all of these pension and postretirement plans.

We have significant goodwill and an impairment of our goodwill could cause a decline in our net worth. Our total assets include substantial goodwill. At December 31, 2010, our goodwill totaled $384.2 million. The goodwill results from our acquisitions, representing the excess of the purchase price we paid over the net assets of the companies acquired. We assess whether there has been an impairment in the value of our goodwill during each calendar year or sooner if triggering events warrant. If future operating performance at one or more of our reporting units does not meet expectations or fair values fall due to significant stock market declines, we may be required to reflect a non-cash charge to operating results for goodwill impairment. The recognition of an impairment of a significant portion of goodwill would negatively affect our results of operations and total capitalization, the effect of which could be material.

We could be adversely affected by changes in interest rates. Our profitability may be adversely affected as a result of increases in interest rates. At December 31, 2010, we and our subsidiaries had approximately $357.7 million aggregate principal amount of consolidated debt and capitalized lease obligations outstanding, of which approximately 58% had interest rates that float with the market. A 100 basis point increase in the interest rate on the floating rate debt in effect at December 31, 2010 would have resulted in an approximate $2.0 million annualized increase in interest expense.

We may not realize all of the sales expected from our existing backlog or anticipated orders. At December 31, 2010, we had $482.1 million of order backlog of which $346.7 million related to the aerospace OEM business of Precision Components. There can be no assurances that the revenues projected in our backlog will be realized or, if realized, will result in profits. We consider backlog to be firm customer orders for future delivery. From time to time, OEM customers of Precision Components provide projections of components and assemblies that they anticipate purchasing in the future under new and existing programs. Such projections are not included in our backlog unless we have received a firm release from our customers. Our customers may have the right under certain circumstances and with certain penalties or consequences to terminate, reduce or defer firm orders that we have in backlog. If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected. Although we strive to maintain ongoing relationships with our customers, there is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in our customers’ business needs or purchasing budgets.

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

We may not recover all of our up-front costs related to new or existing programs. New programs require significant up-front investments for capital equipment, engineering, inventory, design and tooling. As OEMs in the transportation and aerospace industries have looked to suppliers to bear increasing responsibility for the design, engineering and manufacture of systems and components, they have increasingly shifted the financial risk associated with those responsibilities to the suppliers as well. This trend is likely to continue and is most evident in the area of engineering cost reimbursement. Historically, these investments have been fully reimbursed by OEMs, but in the future there may be other mechanisms established by OEMs that could result in less than full reimbursement or no reimbursement. We cannot assure you that we will have adequate funds to make such up-front investments. In the event that we are unable to make such investments, or to recover them through sales or direct reimbursement from our customers, our profitability, liquidity and cash flows may be adversely affected. In addition, we incur costs and make capital expenditures for new program awards based upon certain estimates of production volumes. While we attempt to recover such costs and capital expenditures by appropriately pricing our products, the prices of our products are based in part upon planned production volumes. If the actual production is significantly less than planned, we may be unable to recover such costs. In addition, because a significant portion of our overall costs is fixed, declines in our customers’ production levels can adversely affect the level of our reported profits even if our up-front investments are recovered.

We may not recover all of our up-front costs related to RSPs. Our total investments in RSP participation fees as of December 31, 2010 equaled $293.7 million, all of which have been paid. At December 31, 2010, the remaining unamortized balance of RSP participation fees was $257.4 million. We participate in aftermarket RSPs under which we receive an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program to a large aerospace manufacturer. As consideration, we pay participation fees, which are recorded as long-lived intangible assets and are recognized as a reduction of sales over the estimated useful life of the related engine programs which range up to 30 years. The recoverability of each intangible asset is dependant upon future revenues related to the program’s aftermarket parts and is subject to impairment testing whenever events or circumstances indicate that its carrying amount may not be recoverable. The potential exists that actual revenues will not meet expectations due to a change in market conditions. A shortfall in future revenues may result in the failure to recover the total amount of the investments, which could adversely affect our financial condition and results of operations and cash flows. In addition, future growth and profitability could be impacted by increasing management fees, amortization of the participation fees and the expiration of the Singapore Pioneer tax incentives on these programs.

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

Any product liability, warranty, contractual or other claims in excess of insurance may adversely affect our financial condition. Our operations expose us to potential product liability risks that are inherent in the design, manufacture and sale of our products and the products we buy from third parties and sell to our customers, or to potential warranty, contractual or other claims. For example, we may be exposed to potential liability for personal injury, property damage or death as a result of the failure of a spring or other part in a vehicle or an aircraft component designed, manufactured or sold by us, or the failure of an aircraft component that has been serviced by us or of the components themselves, including potentially hazardous substances in a product purchased by us and sold by us to one of our customers. While we have liability insurance for certain risks, our insurance may not cover all liabilities. Additionally, insurance coverage may not be available in the future at a cost acceptable to us. Any material liability not covered by insurance or for which third-party indemnification is not available for the full amount of the loss could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business, financial condition, results of operations and cash flows could be adversely impacted by strikes or work stoppages. Approximately 13% of our U.S. employees are covered by collective bargaining agreements and 45% of our non-U.S. employees are covered by collective bargaining agreements or statutory trade union agreements. In 2011 we will be negotiating collective bargaining agreements with unionized employees at our Saline, Edison, and Elizabethtown locations. In addition, we have annual negotiations in Mexico and Brazil. Collectively, these negotiations cover approximately 300 employees. Although we believe that our relations with our employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements or that such negotiations will not result in significant increases in the cost of labor, including healthcare, pensions or other benefits. Any potential strikes or work stoppages, and the resulting adverse impact on our relationships with customers, could have a material adverse effect on our business, financial condition, results of operations or cash flows. Similarly, a protracted strike or work stoppage at any of our major customers, suppliers or other vendors could materially adversely affect our business.

Changes in accounting guidance and taxation requirements could affect our financial results. New accounting guidance that may become applicable to us from time to time, or changes in the interpretations of existing guidance, could have a significant effect on our reported results for the affected periods. In addition, our products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions in which we operate. Increases in indirect taxes could affect our products’ affordability and therefore reduce our sales. We are also subject to income tax in numerous jurisdictions in which we generate revenues. Changes in tax laws, tax rates or tax rulings may have a significant adverse impact on our effective tax rate. Among other things, our tax liabilities are affected by the mix of pretax income or loss among the tax jurisdictions in which we operate and repatriation of foreign earnings. We must exercise judgment in determining our worldwide provision for income taxes, interest and penalties; accordingly, future events could change management’s assessment of these amounts.

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

We operate in very competitive markets. We may not be able to compete effectively with our competitors, and competitive pressures could adversely affect our business, financial condition and results of operations. Our two global business segments compete with a number of larger and smaller companies in the markets we serve. Some of our competitors have greater financial, production, research and development, or other resources than we do. Within the aerospace aftermarket business unit, certain of our OEM customers compete with our repair and overhaul business. Some of our OEM customers in the aerospace industry also compete with us where they have the ability to manufacture the components and assemblies that we supply to them but have chosen, for capacity limitations, cost considerations or other reasons, to outsource the manufacturing to us. Our two business segments compete on the basis of price, service, quality, reliability of supply, technology, innovation and design. The products sold by Logistics and Manufacturing Services are not unique, and its competitors carry substantially similar products. We must continue to make investments to maintain and improve our competitive position. We cannot assure you that we will have sufficient resources to continue to make such investments or that we will be successful in maintaining our competitive position. Our competitors may develop products or services, or methods of delivering those products or services that are superior to our products, services or methods. Our competitors may also adapt more quickly than we to new technologies or evolving customer requirements. Pricing pressures could cause us to adjust the prices of certain of our products to stay competitive. We cannot assure you that we will be able to compete successfully with our existing or future competitors. Also, if consolidation of our existing competitors occurs, we expect the competitive pressures we face to increase. Our failure to compete successfully could adversely affect our business, financial condition, results of operations and cash flows.

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

Original equipment manufacturers in the transportation and aerospace industries have significant pricing leverage over suppliers and may be able to achieve price reductions over time. Additionally, we may not be successful in our efforts to raise prices on our customers. There is substantial and continuing pressure from OEMs in the transportation industries, including automotive and aerospace, to reduce the prices they pay to suppliers. We attempt to manage such downward pricing pressure, while trying to preserve our business relationships with our customers, by seeking to reduce our production costs through various measures, including purchasing raw materials and components at lower prices and implementing cost-effective process improvements. Our suppliers have periodically resisted, and in the future may resist, pressure to lower their prices and may seek to impose price increases. If we are unable to offset OEM price reductions, our profitability and cash flows could be adversely affected. In addition, OEMs have substantial leverage in setting purchasing and payment terms, including the terms of accelerated payment programs under which payments are made prior to the account due date in return for an early payment discount. OEMs can unexpectedly change their purchasing policies or payment practices, which could have a negative impact on our short-term working capital.

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

Environmental regulations impose costs and regulatory requirements on our operations. Environmental compliance may be more costly than we expect, and we may be subject to material environmental-based claims in the future. Our past and present business operations and past and present ownership and operations of real property and the use, sale, storage and handling of chemicals and hazardous products subject us to extensive and changing U.S. federal, state and local environmental laws and regulations, as well as those of other countries, pertaining to the discharge of materials into the environment, enforcement, disposition of wastes (including hazardous wastes), the use, shipping, labeling, and storage of chemicals and hazardous materials, building requirements, or otherwise relating to protection of the environment. We have experienced, and expect to continue to experience, costs to comply with environmental laws and regulations. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become subject to new or increased liabilities that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We use and generate hazardous substances and wastes in our operations. In addition, many of our current and former properties are or have been used for industrial purposes. Accordingly, we monitor hazardous waste management and applicable environmental permitting and reporting for compliance with applicable laws at our locations in the ordinary course of our business. We may be subject to potential material liabilities relating to any investigation and clean-up of our locations or properties where we delivered hazardous waste for handling or disposal that may be contaminated or which may have been contaminated prior to our purchase, and to claims alleging personal injury.

High jet fuel and other energy prices may impact our operating results. Fuel costs constitute a significant portion of operating expenses for companies in the aerospace industry. Widespread disruption to oil production, refinery operations and pipeline capacity in certain areas of the United States can increase the price of jet fuel significantly. Conflicts in the Middle East, an important source of oil for the U.S. and other countries where we do business, cause prices for fuel to be volatile and often significantly higher than historic levels. Because many of our customers and we are in the aerospace industry, increased fuel costs could have a material adverse effect on our financial condition or results of operations. The price of energy generally impacts the cost of operating our manufacturing and distribution operations. We have experienced significant increases in energy costs, and energy costs could continue to rise, which would result in higher transportation, freight and other operating costs. We cannot guarantee that we will be able to pass along energy costs to our customers through increased prices.

Products and services of the mature industries in which we operate may be rendered obsolete by new products, technologies and processes. Our manufacturing operations focus on highly engineered components which require extensive engineering and research and development time. Our competitive advantage may be adversely impacted if we cannot continue to introduce new products ahead of our competition, or if our products are rendered obsolete by other products or by new, different technologies and processes. Additionally, we may face increased or unexpected costs associated with new product introduction including the use of additional resources such as personnel.

RISKS RELATED TO RESTRUCTURING, ACQUISITIONS, DIVESTITURES AND JOINT VENTURES

Our acquisition and divestiture strategies may not be successful. We have made a number of acquisitions in the past and we anticipate that we may, from time to time, acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our businesses. A significant portion of the industries that we serve are mature industries. As a result, our future growth may depend in part on the successful acquisition and integration of businesses into our existing operations. We may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms, obtain regulatory approvals or otherwise complete acquisitions in the future. We have also in the past divested assets and businesses. We may in the future engage in discussions with potential acquirers of certain of our assets or businesses in order to meet our strategic objectives, but we cannot provide any assurance that we will be successful in finding suitable purchasers for any such desired sale of such assets or businesses.

We will need to integrate any acquired businesses with our existing operations. We cannot assure you that we will effectively assimilate the business or product offerings of acquired companies into our business or product offerings or realize anticipated operational synergies. In connection with the integration of acquired operations or the conduct of our overall business strategies, we may periodically restructure our businesses and/or sell assets or portions of our business. Integrating the operations and personnel of acquired companies into our existing operations may result in difficulties, significant expense and accounting charges, disrupt our business or divert management’s time and attention.

Acquisitions involve numerous other risks, including potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. In connection with acquisitions or joint venture investments outside the U.S., we may enter into derivative contracts to purchase foreign currency in order to hedge against the risk of foreign currency fluctuations in connection with such acquisitions or joint venture investments, which subjects us to the risk of foreign currency fluctuations associated with such derivative contracts. Additionally, our final determinations and appraisals of the fair value of assets acquired and liabilities assumed in our acquisitions may vary materially from earlier estimates. We cannot assure you that the fair value of acquired businesses will remain constant.

If we engage in a divestiture of assets or a business, we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected. A successful divestiture depends on various factors, including our ability to effectively transfer liabilities, contracts, facilities and employees to any purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to retain, reduce fixed costs previously associated with the divested assets or business, and collect the proceeds from any divestitures. In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect our other businesses to the extent that these customers also purchase other products offered by us. All of these efforts require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits or synergies of any divestiture transaction, our consolidated financial position, results of operations and cash flows could be negatively impacted. In addition, divestitures of businesses involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, and a decrease in revenues and earnings associated with the divested business. Furthermore, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources.

We may not achieve expected cost savings from restructuring activities and actual charges, costs and adjustments due to restructuring activities may vary materially from our estimates. Our ability to realize anticipated cost savings, synergies and revenue enhancements may be affected by a number of factors, including the following: our ability to effectively eliminate duplicative back office overhead and overlapping sales personnel, rationalize manufacturing capacity, synchronize information technology systems, consolidate warehousing and distribution facilities and shift production to more economical facilities; significant cash and non-cash integration and implementation costs or charges in order to achieve those cost savings, which could offset any such savings and other synergies resulting from our acquisitions or divestitures; and our ability to avoid labor disruption in connection with integration efforts or divestitures.

Any joint ventures or teaming arrangements we enter into may not be successful. We may enter into joint ventures or teaming arrangements. Partners with whom we share control may at any time have economic, business or legal interests or goals that are inconsistent with our goals or the goals of the joint venture or arrangement. Our joint venture or teaming arrangements may require us to pay certain costs or to make certain capital investments and we may have little control over the amount or the timing of these payments and investments. In addition, our joint venture or teaming partners may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. Our failure or the failure of an entity in which we have a joint venture interest or teaming arrangement to adequately manage the risks associated with any acquisitions, joint ventures or teaming arrangements could have a material adverse effect on our financial condition or results of operations. We cannot assure you that any of our joint ventures or teaming arrangements will be profitable or that forecasts regarding joint venture or teaming activities will be accurate. In particular, risks and uncertainties associated with our joint ventures and teaming arrangements include, among others, the joint venture’s or teaming partner’s ability to operate its business successfully, to develop appropriate standards, controls, procedures and policies for the growth and management of the joint venture or teaming arrangement and the strength of the their relationships with employees, suppliers and customers.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate 23 manufacturing facilities throughout the world, 17 of which are part of the Precision Components segment, and the balance are part of Logistics and Manufacturing Services. Thirteen of the facilities are in the United States; the balance are located in Europe, Asia, Mexico, Brazil and Canada. Seventeen of the facilities are owned; the balance are leased.

In addition to its manufacturing facilities, Precision Components has nine facilities engaged in activities related to its manufacturing operations, including sales, assembly, development and distribution.

Logistics and Manufacturing Services operates 14 distribution centers: eight in the United States, and the balance in Europe and Canada. Five of the distribution centers are owned; the balance are leased. Logistics and Manufacturing Services also has 19 sales and support facilities, 18 of which are leased. Three of the facilities are in the United States; the balance are located in Europe, Canada, Mexico, Singapore, Brazil and China. Logistics and Manufacturing Services also has one global sourcing office in Asia.

The Company’s corporate office in Bristol, Connecticut is owned.

Item 3. Legal Proceedings

The Company was named in a lawsuit arising out of an alleged breach of contract and implied warranty by a customer of Toolcom Suppliers Limited (“Toolcom”), a division of the Logistics and Manufacturing Services segment, related to the sale of certain products prior to the Company’s 2005 acquisition of Toolcom. In 2006, the plaintiff filed the lawsuit in civil court in Scotland and asserted that certain products sold were not fit for a particular use and claims approximately 5.5 million pounds sterling (approximately $8.5 million) in damages, plus interest at the statutory rate of 8% per annum and costs. The court found that Toolcom was in breach of contract and implied warranty, and ordered Toolcom to pay a portion of the plaintiff’s attorneys’ fees. The court has not made determinations as to causation and damages and although the Company intends to vigorously defend its position with respect to causation and damages, the Company is unable to make a reasonable estimate of loss or to determine whether or not an adverse judgment on causation and damages could result in a material loss. Because the Company cannot make a reasonable estimate of loss at this time, no liability beyond the Company’s estimate of the attorneys’ fees it was ordered to pay has been recorded.

In addition, we are subject to litigation from time to time in the ordinary course of business and various other suits, proceedings and claims are pending against us and our subsidiaries. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

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

	2010
	Low	High	Dividends
Quarter ended March 31	$15.25	$19.85	$0.08
Quarter ended June 30	16.30	21.08	0.08
Quarter ended September 30	15.15	18.38	0.08
Quarter ended December 31	17.11	21.14	0.08

	2009
	Low	High	Dividends
Quarter ended March 31	$7.69	$16.04	$0.16
Quarter ended June 30	10.33	16.94	0.16
Quarter ended September 30	10.85	17.87	0.08
Quarter ended December 31	15.01	19.11	0.08

Stockholders

As of February 16, 2011, there were approximately 5,537 holders of record of the Company’s common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals or entities are registered in the name of a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. Accordingly, the Company believes that there are approximately 13,520 beneficial owners of its common stock.

Dividends

Payment of future dividends will depend upon the Company’s financial condition, results of operations and other factors deemed relevant by the Company’s Board of Directors, as well as any limitations resulting from financial covenants under the Company’s credit facilities. See the table above for dividend information for 2010 and 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding Securities Authorized for Issuance Under Equity Compensation Plans, see Part III, Item 12 of this Annual Report.

Performance Graph

A stock performance graph based on cumulative total returns (price change plus reinvested dividends) for $100 invested on December 31, 2005 is set forth below.

	2005	2006	2007	2008	2009	2010
BGI	$100.0	$135.2	$211.6	$94.6	$114.6	$142.8
S&P 600	$100.0	$115.1	$114.8	$79.1	$99.3	$125.5
Russell 2000	$100.0	$118.4	$116.5	$77.1	$98.1	$124.5

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

(c)	Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1-31, 2010	8,788		$17.40	—	2,009,156
November 1-30, 2010	1,000,000		$19.09	1,000,000	1,009,156
December 1-31, 2010	—		—	—	1,009,156

Total	1,008,788	(1)	$19.07	1,000,000

(1)	Other than 1,000,000 shares purchased in the fourth quarter of 2010 which were purchased as part of the Company’s publicly announced plans, all acquisitions of equity securities during the fourth quarter of 2010 were the result of the operation of the terms of the Company’s stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.
(2)	The program was publicly announced on May 8, 2008 authorizing repurchase of up to 5.0 million shares of its common stock. This program replaced a previous authorization for the repurchase of up to 1.0 million shares of its common stock that was approved on April 12, 2001.

Item 6. Selected Financial Data

	2010	2009	2008 (3)	2007 (3)	2006 (3)
Per common share (1)
Income from continuing operations
Basic	$0.96	$0.72	$1.72	$1.87	$1.44
Diluted	0.95	0.72	1.66	1.74	1.38
Net income
Basic	0.96	0.72	1.53	1.83	1.42
Diluted	0.95	0.72	1.48	1.70	1.36
Dividends declared and paid	0.32	0.48	0.62	0.545	0.485
Stockholders’ equity (at year-end)	13.23	12.50	11.46	12.24	10.09
Stock price (at year-end)	20.67	16.90	14.50	33.39	21.75

For the year (in thousands)
Net sales	$1,133,199	$1,034,159	$1,362,091	$1,418,151	$1,239,395
Operating income	86,530	60,515	147,940	155,163	118,121
As a percent of net sales	7.6%	5.9%	10.9%	10.9%	9.5%
Income from continuing operations	$53,278	$39,001	$92,681	$99,917	$73,079
As a percent of net sales	4.7%	3.8%	6.8%	7.0%	5.9%
Net income	$53,278	$39,001	$82,578	$97,612	$72,080
As a percent of net sales	4.7%	3.8%	6.1%	6.9%	5.8%
As a percent of average stockholders’ equity	7.7%	6.2%	11.6%	16.3%	15.0%
Depreciation and amortization	$52,770	$51,487	$52,403	$50,607	$42,226
Capital expenditures	28,759	30,502	51,869	50,197	41,712
Weighted average common shares outstanding – basic	55,260	53,880	53,989	53,295	50,703
Weighted average common shares outstanding – diluted	55,925	54,206	55,813	57,526	52,943

Year-end financial position (in thousands)
Working capital	$167,344	$213,392	$288,351	$177,047	$166,154
Goodwill	384,241	373,564	361,930	380,486	358,600
Other intangible assets, net	290,798	303,689	316,817	330,458	236,561
Property, plant and equipment, net	218,434	224,963	235,035	230,545	209,645
Total assets	1,403,257	1,351,990	1,435,355	1,532,495	1,330,379
Long-term debt and notes payable	357,718	351,468	465,961	400,558	412,178
Stockholders’ equity	712,119	684,713	598,574	661,870	528,626
Debt as a percent of total capitalization (2)	33.4%	33.9%	43.8%	37.7%	43.8%

Statistics
Employees at year-end	4,906	4,884	5,643	6,375	6,522
Sales per average number of employees	$231,280	$201,386	$223,982	$221,908	$200,212

(1)	Net income per common share is based on the weighted average common shares outstanding during each year. Stockholders’ equity per common share is calculated based on actual common shares outstanding at the end of each year.
(2)	Debt includes all interest-bearing debt and total capitalization includes interest-bearing debt and stockholders’ equity.
(3)	During 2008, the Company exited certain non-core businesses within its Logistics and Manufacturing Services segment in the United Kingdom. These actions included selling certain assets of the operation and exiting the businesses. The results of these businesses have been segregated and treated as discontinued operations. All previously reported financial information has been adjusted on a retrospective basis to reflect the discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

2010 Highlights

Both of the Company’s business segments continued to be impacted during 2010 by the states of the end-markets served by the Company. In the Logistics and Manufacturing Services segment, the end-markets of the distribution businesses, particularly in North America, showed improvements while the aerospace aftermarket business reflected slight decreases in demand due to a continued trend of deferred maintenance. At Precision Components, the industrial manufacturing businesses were favorably impacted by increased production in the transportation and industrial end-markets while demand in the aerospace original equipment manufacturing business was lower than 2009. As a result, sales increased in both business segments and were up 9.6% to $1,133.2 million Company-wide.

During 2010, operating income was positively impacted by the higher sales volumes, lower cost structures which resulted from actions taken prior to 2010 to restructure the Company’s operations, and the absence of restructuring charges. Operating income increased 43.0% from $60.5 million in 2009 to $86.5 million in 2010.

Management continued its focus on cash flow and working capital management in 2010 and generated $65.8 million in cash flow from operations. The Company made higher investments in working capital in 2010, primarily a result of improving business conditions and higher customer demand.

Management Objectives

Management is focused on three areas of development: employees, processes and strategy which, in combination, are expected to generate long-term value for its stockholders. The Company’s strategies for growth include both organic growth from new products, services, markets and customers, and growth from acquisitions. The Company’s strategies for profitability include lean, productivity and process initiatives, such as production realignment, and efficiency and cost-saving measures as well as portfolio management.

Acquisitions and strategic relationships have been a key growth driver for the Company in both of its business segments. The Company has acquired a number of businesses in the past, the most recent of which was in 2006. The Company continues to evaluate its portfolio management to optimize product line offerings and expand geographic reach, and provide synergistic opportunities. The Company also continues to seek business alliances which foster long-term business relationships.

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

Precision Components is a global supplier of engineered components for critical applications focused on providing solutions for a diverse industrial, transportation and aerospace customer base. It is equipped to produce virtually every type of precision spring, from fine hairsprings for electronics and instruments to large heavy-duty springs for machinery as well as precision-machined and fabricated components and assemblies for OEM turbine engine, airframe and industrial gas turbine builders throughout the world, and the military. It is a leading manufacturer and supplier of precision mechanical springs, compressor reed valves and nitrogen gas products based in North America and among the world’s largest manufacturers of precision mechanical products and nitrogen gas products. Precision Components also manufactures high-precision punched and fine-blanked components used in transportation and industrial applications, nitrogen gas springs and manifold systems used to precisely control stamping presses, and retention rings that position parts on a shaft or other axis.

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

At Logistics and Manufacturing Services, the distribution business reviews data supplied by the Institute for Supply Management’s PMI Composite Index (the “PMI”) and the Federal Reserve’s Industrial Production Index (the “IPI”), which are monthly indicators of the health of U.S. manufacturing activity. Management tracks similar indices in Canada and for the European-based businesses. Management of the aftermarket aerospace operations monitors the number of aircraft in the active fleet, the number of planes temporarily or permanently taken out of service, aircraft utilization rates for the major airlines, engine shop visits, and traffic growth.

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

RESULTS OF OPERATIONS

Sales

($ in millions)	2010	2009	$ Change	% Change	2008
Logistics and Manufacturing Services	$548.5	$539.1	$9.4	1.7%	$691.8
Precision Components	595.9	501.5	94.4	18.8%	683.0
Intersegment sales	(11.2)	(6.4)	(4.8)	(74.3)%	(12.7)

Total	$1,133.2	$1,034.2	$99.0	9.6%	$1,362.1

2010 vs. 2009:

In 2010, the Company reported net sales of $1,133.2 million, an increase of $99.0 million, or 9.6%, over 2009 net sales of $1,034.2 million. The sales increase reflected $99.3 million of organic sales growth primarily at Precision Components. This increase was slightly offset by the negative impact on sales of foreign currency translation of $0.3 million in 2010 as foreign currencies weakened against the U.S. dollar, primarily in Europe. Geographically, the Company’s international sales increased 15.1% year-over-year and domestic sales increased 7.1%.

2009 vs. 2008:

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

Expenses and Operating Income

($ in millions)	2010	2009	$ Change	% Change	2008
Cost of sales	$724.0	$671.1	$52.9	7.9%	$847.6
% sales	63.9%	64.9%			62.2%

Gross profit (1)	$409.2	$363.0	$46.1	12.7%	$514.5
% sales	36.1%	35.1%			37.8%

Selling and administrative expenses	$322.6	$302.5	$20.1	6.6%	$366.5
% sales	28.5%	29.3%			26.9%

Operating income	$86.5	$60.5	$26.0	43.0%	$147.9
% sales	7.6%	5.9%			10.9%

(1)	Sales less cost of sales

2010 vs. 2009:

Cost of sales in 2010 increased 7.9% from 2009 primarily as a result of increased sales. The increase in cost of sales was less than the percentage increase in sales and resulted in an improvement in gross profit margin of 1.0 percentage point to 36.1%. Selling and administrative expenses increased 6.6% from 2009 as a result of the increase in sales as well as higher employee related costs, including commissions and employee incentive compensation. Costs of sales and selling and administrative expenses were also impacted by the lower cost structures from previous actions. In 2009, costs of $10.7 million related to the 2009 and 2008 actions taken primarily at Precision Components to restructure its operations were recorded primarily in selling and administrative expenses. See further discussion of the actions below. As a result, operating income in 2010 increased 43.0% from 2009 and operating margin increased from 5.9% to 7.6%.

2009 vs. 2008:

Cost of sales in 2009 decreased 20.8% from 2008 primarily as a result of lower sales. The decrease in cost of sales was less than the percentage decrease in sales and resulted in a reduction in gross profit margin of 2.7 percentage points. Selling and administrative expenses in 2009 decreased 17.5% from 2008. The decreases in cost of sales and selling and administrative expenses resulted primarily from the significantly lower sales volumes in each of the businesses of Logistics and Manufacturing Services and Precision Components and, to a lesser extent, from the benefits of discrete cost reduction actions taken in 2008 and 2009. Additionally, 2009 included costs of $10.7 million, primarily in selling and administrative expense, which related to the 2009 and 2008 actions more fully discussed below. As a result, operating income in 2009 decreased 59.1% from 2008 and operating margin decreased from 10.9% to 5.9%.

During 2009, the Company authorized the restructuring of certain operations of the Precision Components segment by moving the operations of two facilities. As a result, the Company recorded restructuring and related costs of $4.9 million in 2009 which included $2.1 million of employee termination costs, $1.1 million of asset write-downs, $0.5 million of equipment transfer costs, $1.0 million of facility use termination costs and $0.2 million of pension curtailment costs. Also during 2009, the Company implemented other workforce reduction actions at Precision Components and recorded severance expense of $3.4 million. In addition, as a result of actions taken in 2008, the Company recorded additional costs of $2.4 million related to transfer of work and facility exits. These costs are primarily recorded in selling and administrative expenses in the accompanying Consolidated Statements of Income in 2009.

During 2008, the Company took a number of actions within each of the businesses primarily in the fourth quarter to reduce overhead costs as the Company aggressively addressed economic conditions, the state of end-markets served and structural complexities within certain geographies. The cost of these discrete actions totaled $19.6 million after-tax in 2008 including $5.4 million included in loss from discontinued operations. The pre-tax charges in 2008 totaled $15.5 million and included $10.9 million of severance and related employee termination costs, a $1.4 million loss on sale of assets related to discontinued businesses and $3.2 million of other costs including contract terminations, asset impairment charges and other associated costs. Of the charges, $0.4 million were recorded in cost of sales, $12.4 million were recorded in selling and administrative expenses and $2.7 million were recorded in discontinued operations. The $4.1 million tax expense includes the valuation and write-off of certain deferred tax assets.

These 2008 and 2009 actions improved the Company’s cost structure and its manufacturing footprint and strengthened its global competitive position.

Interest expense

Interest expense in 2010 decreased $2.6 million to $20.0 million from 2009 and decreased $4.0 million to $22.6 million in 2009 from 2008 primarily as a result of lower borrowings.

Other expense (income), net

2010 vs. 2009:

Other expense (income), net in 2010 was $2.5 million compared to $(2.0) million in 2009. The 2009 results included a $3.8 million gain on the repurchase of certain convertible notes. Additionally, foreign currency transaction losses were $1.5 million in 2010 compared to $1.3 million in 2009.

2009 vs. 2008:

Other expense (income), net in 2009 was $(2.0) million compared to $2.3 million in 2008. The 2009 results included the $3.8 million gain on the repurchase of certain convertible notes. The 2008 results included a $1.2 million loss on the sale of Spectrum Plastics. Additionally, foreign currency transaction losses were $1.3 million in 2009 and $0.6 million in 2008.

Income Taxes

2010 vs. 2009:

The Company’s effective tax rate from continuing operations was 16.8% in 2010 compared with 2.4% in 2009. The increase in the effective tax rate from 2009 was primarily driven by the shift in the mix of income to higher-taxing jurisdictions and the impact of the repatriation of a portion of current year foreign earnings to the U.S. During 2010, the Company repatriated a dividend from a portion of current year foreign earnings to the U.S. in the amount of $7.5 million. This dividend increased tax expense by $3.0 million and increased the 2010 annual effective tax rate by 4.7 percentage points.

2009 vs. 2008:

The Company’s effective tax rate from continuing operations was 2.4% in 2009 compared with 22.1% in 2008. The decrease in the 2009 effective tax rate from 2008 was due primarily to the higher concentration of profits in lower taxing jurisdictions and the absence of profitability in higher tax jurisdictions.

See Note 14 of the Notes to the Consolidated Financial Statements for a reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate. Among other items which could impact the future tax rate is the mix of income between taxing jurisdictions where the Company operates and the repatriation of a portion of future foreign earnings to the U.S.

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

Discontinued Operations

In the fourth quarter of 2008, the Company exited certain non-core businesses within its Logistics and Manufacturing Services segment in the United Kingdom. These exit activities included the sale of certain assets and transfer of related employees, liquidation of assets, termination of related contracts, and severing of employees. The results of these businesses have been segregated and treated as discontinued operations. In 2008, the $10.1 million loss included a $2.7 million loss related to the exit activities. Of this amount approximately $1.4 million reflected the loss on the sales, approximately $0.6 million were employee-related costs, including severance and other termination benefits, and approximately $0.7 million related to other costs including contract termination charges. In addition, a tax expense of approximately $2.7 million included in discontinued operations related to the valuation and write-off of certain deferred tax assets. The losses are reported net of tax. See Note 3 of the Notes to the Consolidated Financial Statements.

Income and Income Per Share

(in millions, except per share)	2010	2009	Change	% Change	2008
Income from continuing operations	$53.3	$39.0	$14.3	36.6%	$92.7
Net income	53.3	39.0	14.3	36.6%	82.6
Per common share:
Basic:
Income from continuing operations	$0.96	$0.72	$0.24	33.3%	$1.72
Loss from discontinued operations, including tax expense	—	—	—	—	(0.19)

Net income	$0.96	$0.72	$0.24	33.3%	$1.53

Diluted:
Income from continuing operations	$0.95	$0.72	$0.23	31.9%	$1.66
Loss from discontinued operations, including tax expense	—	—	—	—	(0.18)

Net income	$0.95	$0.72	$0.23	31.9%	$1.48

Weighted average common shares outstanding:
Basic	55.3	53.9	1.4	2.6%	54.0
Diluted	55.9	54.2	1.7	3.2%	55.8

In 2010, basic and diluted net income per common share increased 33.3% and 31.9%, respectively. The increases were directly attributable to the increase in net income. Basic weighted average shares outstanding in 2010 increased slightly primarily as a result of shares issued for employee stock plans and 1,154,265 shares of treasury stock used to repurchase certain of the Company’s convertible notes in August 2009 offset in part by the repurchase of 1,483,527 shares under the Company’s publicly announced repurchase program during 2010. Diluted weighted average shares outstanding in 2010 increased as a result of the increase in basic weighted average shares outstanding and the increase in the dilutive effect of potentially issuable shares under the employee stock plans which was driven by an increase in the Company’s stock price. The higher dilutive effect in 2008 was primarily the result of the Company’s higher stock price which impacted the potentially issuable shares under the employee stock plans and the convertible notes.

Financial Performance by Business Segment

Logistics and Manufacturing Services

($ in millions)	2010	2009	$ Change	% Change	2008
Sales	$548.5	$539.1	$9.4	1.7%	$691.8
Operating profit	36.9	44.0	(7.0)	(16.0)%	79.1
Operating margin	6.7%	8.2%			11.4%

2010 vs. 2009:

Logistics and Manufacturing Services recorded sales of $548.5 million in 2010, a 1.7% increase from 2009. The increase was primarily a result of organic sales growth of $10.5 million which resulted largely from end-market improvements in the distribution businesses most significantly in North America. Sales in the aerospace aftermarket business decreased from 2009 and continued to be impacted by lower aircraft utilization and the deferred maintenance trend. Foreign currency translation had a negative impact on sales in 2010 of approximately $1.1 million as the U.S. dollar strengthened against foreign currencies, primarily in Europe, as compared to 2009.

Operating profit at Logistics and Manufacturing Services decreased 16.0% to $36.9 million from 2009 primarily as a result of the profit impact from lower sales from the higher margin aerospace aftermarket business, continued investments to benefit sales force productivity in the distribution businesses, and higher product and employee related costs. Operating profit was favorably impacted by the profit impact of the sales volume increase in the North American distribution businesses as the industrial and transportation end-markets showed improvements from 2009.

Outlook:

Organic sales levels in the distribution businesses of the Logistics and Manufacturing Services segment are largely dependent upon the economy in the regions served, the retention of its customers and continuation of existing sales volumes to such customers, and the effectiveness and size of its sales force. Near-term economic conditions remain uncertain and customers continue to manage costs and inventory levels. Management believes future sales growth may result from improvements in economic and end-market conditions, pricing initiatives and investments in market penetration activities and sales force productivity initiatives. Near-term sales levels in the aerospace aftermarket business are expected to continue reflecting recent trends towards improving maintenance, repair and overhaul activity. Management further believes its aerospace aftermarket business is favorably positioned based on strong customer relationships including long-term maintenance and repair contracts in the overhaul and repair business, expected improvement in demand in the aftermarket spare parts business, expanded capabilities and current capacity levels.

Operating profit at Logistics and Manufacturing Services is expected to continue to be affected by the profit impact of the changes in sales volume and mix, and investments made in each of its businesses. Management is committed to actively manage pricing pressures from vendors through cost-sharing initiatives with its customers and increased selling prices. The highly profitable aftermarket RSPs will continue to be impacted by the management fees payable to the customer which generally increase in the fourth or later years of each program. These and other similar fees are deducted from sales and temper sales growth of the aftermarket RSPs and operating margin.

2009 vs. 2008:

The Logistics and Manufacturing Services business segment reported sales of $539.1 million in 2009, a 22.1% decrease from 2008. The lower sales were primarily the result of weak global economic conditions and included a reduction in organic sales in all businesses of $140.7 million. Lower organic sales in 2009 resulted primarily from softness in the distribution business primarily in North America due to weakness in the transportation-related and industrial markets and, to a lesser extent, a reduced distribution sales force compared to 2008. In addition, sales declines in the aerospace aftermarket were driven by lower aircraft utilization, deferred maintenance activities and an increase in the RSP management fees. The negative impact of foreign currency translation decreased sales by approximately $12.0 million in 2009 as the U.S. dollar strengthened against foreign currencies, primarily in Europe and Canada, as compared to 2008.

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

Precision Components

($ in millions)	2010	2009	$ Change	% Change	2008
Sales	$595.9	$501.5	$94.4	18.8%	$683.0
Operating profit	49.6	16.6	33.0	NM	68.5
Operating margin	8.3%	3.3%			10.0%

NM	– not meaningful

2010 vs. 2009:

Sales at Precision Components were $595.9 million in 2010, an increase of 18.8% from 2009. The sales increase resulted primarily from organic sales increases of $93.7 million which resulted mainly from increases in the industrial manufacturing businesses based in North America and Europe and from improvements in the transportation industry, including automotive. Sales in the aerospace OEM business were relatively flat in 2010 compared to 2009. The impact of foreign currency translation increased sales by approximately $0.7 million in 2010.

Operating profit in 2010 at Precision Components was $49.6 million compared to $16.6 million in 2009. Operating profit improvements in 2010 were due primarily to the profit impact of higher sales levels in 2010, lower cost structures resulting from previous actions and lean initiatives. However, these improvements in operating profit were partly offset by costs resulting from higher demand and new product introductions across the businesses including additional costs related to personnel, such as incentive compensation and temporary labor. Additionally, the 2009 results included approximately $10.7 million in restructuring charges primarily for employee termination costs and asset write-downs associated with moving the operations of two facilities.

Outlook:

In the industrial manufacturing businesses, management is focused on generating organic sales growth by leveraging the benefits of the diversified products and industrial end-markets in which its businesses have a global presence as well as gaining market share and introducing new products. Sales growth in the global markets served by these businesses is expected to remain uncertain due to economic conditions. However, increased order activity in certain end-markets, including transportation, along with investments made in these businesses during the down cycle may provide incremental benefits in the near-term. Sales in the aerospace OEM business are driven by its commercial engine order backlog through its participation in certain strategic engine programs. Backlog in this business was $346.7 million at December 31, 2010, of which approximately 67% is expected to be shipped in the next 12 months. In the near-term, the aerospace OEM business may be impacted by adjustments of customer inventory levels including insourcing trends, changes in production schedules of specific engine programs, and the general state of the aerospace market driven by the worldwide economy. Management believes that strong long-term aerospace industry fundamentals remain which, together with the pursuit of new programs and increased content levels on certain platforms, are expected to drive future sales growth in this business.

Operating profit is largely dependant on the sales volumes and mix within all businesses of the segment. Management continues to focus on improving profitability through organic sales growth, pricing initiatives, and productivity and process improvements such as lean. Costs associated with personnel, new product introductions and commodity price increases may negatively impact operating profit.

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

The Company’s ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. During 2010, management continued to focus on cash flows and working capital management, and anticipates that operating activities in 2011 will continue to generate adequate cash. The Company closely monitors its cash generation, usage and preservation including the management of working capital to generate cash.

The note holders of the Company’s 3.75% Convertible Notes had the option to require the Company to redeem some or all of the Notes on February 1, 2011. As such, the balance of these Notes of $92.4 million ($92.5 million par value) is classified as current in the accompanying balance sheet as of December 31, 2010. If any of the 3.75% Convertible Notes were redeemed on February 1, 2011, the Company intended to finance the redemption through the use of its available credit facilities. However, none of the Notes were redeemed on February 1, 2011 by the note holders. Additionally, the note holders may also require the Company to redeem some or all of the 3.75% Convertible Notes on February 1st of 2016 and 2021 and these Notes are subject to redemption at their par value at any time, at the option of the Company on or after February 7, 2011.

The Company’s 3.375% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. The note holders may also require the Company to redeem some or all of the 3.375% Convertible Notes on March 15th of 2014, 2017 and 2022.

The funded status of the Company’s pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and benefit obligations. The funded status of the pension plans improved in 2010 primarily as a result of the increase in the fair value of the Company’s pension plan assets due mainly to the gains in the global equity markets. This improvement was partially offset by an increase in the projected benefit obligations of the Company’s pension plans and other postretirement benefit plans. The Company recorded a $5.5 million non-cash after-tax decrease in stockholders’ equity (through other non-owner changes to equity) to record the current year adjustment for changes in the funded status of its pension and postretirement benefit plans as required under the accounting for defined benefit pension and other postretirement plans. Approximately $11.5 million in contributions were made by the Company to its various pension plans in 2010 which included the required minimum contributions to its qualified U.S. pension plans. The Company expects to contribute approximately $15 million to its various pension plans in 2011.

Operating cash flow may be supplemented with external borrowings to meet near-term organic business expansion needs and the Company’s current financial commitments. The credit markets have presented companies with significant challenges in maintaining or expanding credit facilities. The Company has assessed its credit facilities and currently expects that its bank syndicate, comprised of 15 banks, will continue to support the $400.0 million credit facility which matures in September 2012. At December 31, 2010, the Company has $192.1 million of unused and available borrowings under its $400.0 million credit facility, subject to covenants in the Company’s debt agreements. The Company believes its credit facilities, coupled with cash generated from operations, are adequate for its anticipated future requirements.

The Company closely monitors compliance with its various debt covenants. The Company’s most restrictive financial covenant (the “Debt Ratio”) requires the Company to maintain a ratio of Consolidated Total Debt to adjusted earnings before interest expense, income taxes, and depreciation and amortization as defined in the amended and restated revolving credit agreement (“Adjusted EBITDA”) of not more than 3.75 times at December 31, 2010. The actual ratio at December 31, 2010 was 2.66 times. The Company’s debt agreements also contain other financial covenants that require the maintenance of a certain debt ratio (Consolidated Senior Debt to Consolidated Adjusted EBITDA, as defined, of not more than 3.00 times) and a certain interest coverage ratio (Consolidated Adjusted EBITDA to Consolidated Cash Interest Expense, as defined, of at least 4.50 times) at December 31, 2010. The Company is in compliance with its debt covenants as of December 31, 2010.

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

Cash Flow

($ in millions)	2010	2009	$ Change	% Change	2008
Operating activities	$65.8	$143.5	$(77.7)	(54.2)%	$111.8
Investing activities	(30.3)	(26.1)	(4.2)	(16.2)%	(106.7)
Financing activities	(39.3)	(121.9)	82.6	67.8%	(1.8)
Exchange rate effect	(0.2)	1.0	(1.1)	NM	(3.0)

Increase (decrease) in cash	$(4.0)	$(3.5)	$(0.4)	(12.6)%	$0.4

NM – Not meaningful

Operating activities are the principal source of cash flow for the Company, generating $65.8 million in cash during 2010 compared to $143.5 million in 2009. Compared to 2009, the lower operating cash flows in 2010 were primarily driven by higher investments in working capital in 2010, specifically in inventory and accounts receivable compared to the significant reductions in 2009. Investments in inventory were necessitated by higher anticipated customer demand while the increase in accounts receivable resulted primarily from higher sales levels. Partially offsetting these reductions in operating cash flow, the Company used less cash for long-term retirement benefits in 2010 as compared to 2009, which included an incremental cash contribution of $9.5 million to its qualified pension plans to increase their funded status.

Investing activities in 2010 consisted primarily of capital expenditures of $28.8 million compared to $30.5 million in 2009 as management continued its selectiveness when approving capital expenditures. The Company expects capital expenditures in 2011 to be approximately $40 – $50 million. Participation fee payments related to the aftermarket RSPs of $57.5 million were paid in 2008. No payments were required under such agreements in 2010 and 2009. Investing activities in 2008 included the net proceeds of $5.1 million from the sale of Spectrum Plastics.

Cash used in financing activities in 2010 included a net increase in borrowings of $0.7 million compared to a net decrease of $101.8 million in 2009. The cash generated from operations in 2010 was used primarily for capital expenditures, dividends and common stock repurchases. The 2010 activity reflects the repayment of outstanding borrowings under the Wells Fargo credit agreement and the 7.80% Notes primarily with borrowings under the revolving credit agreement. The 2009 change in borrowings included the repurchase of $34.7 million par value of convertible notes at a discounted price of $28.7 million which was funded primarily with borrowings under revolving credit lines. Additionally, in 2009 the higher cash generated from operations and the cash on hand were used for capital expenditures and dividends as well as debt reduction. Total cash used to pay dividends decreased in 2010 by $8.1 million to $17.5 million due to a decrease in the cash dividends per common share from $0.48 in 2009 to $0.32 in 2010. Under the terms of its publicly announced repurchase program, the Company repurchased 1.5 million shares of the Company’s stock at a cost of $28.1 million in 2010 and 2.5 million shares at a cost of $34.2 million in 2008. The Company may from time to time decide to repurchase additional shares under this program. There are a maximum of 1.0 million shares that may be repurchased under the existing program at December 31, 2010.

At December 31, 2010, the Company held $13.5 million in cash and cash equivalents, the majority of which are held outside the U.S. During 2010, the Company repatriated $7.5 million of current year foreign earnings to the U.S. The balances remain outside the U.S. primarily to fund future international investments.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At December 31, 2010, $207.9 million was borrowed at an average interest rate of 1.01% under the Company’s $400.0 million borrowing facility which matures in September, 2012. The Company did not have any borrowings under short-term bank credit lines at December 31, 2010. At December 31, 2010, the Company’s total borrowings are comprised of approximately 42% fixed rate debt and approximately 58% variable rate debt. The interest payments on approximately 47% of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the interest rate swap agreement described in Note 9 of the Notes to the Consolidated Financial Statements.

Debt Covenants

Borrowing capacity is limited by various debt covenants in the Company’s debt agreements. The most restrictive borrowing capacity covenant in any agreement requires the Company to maintain a maximum ratio of Consolidated Total Debt to Adjusted EBITDA, as defined in the amended and restated revolving credit agreement of not more that 3.75 times at December 31, 2010. Following is a reconciliation of Adjusted EBITDA, as defined, to the Company’s net income (in millions):

2010
Net income	$53.3
Add back:
Interest expense	20.0
Income taxes	10.8
Depreciation and amortization	52.8
Other adjustments	0.2

Adjusted EBITDA, as defined	$137.1

Consolidated Total Debt, as defined	$365.2
Ratio of Consolidated Total Debt to Adjusted EBITDA	2.66

Other adjustments primarily represent losses on the sale of assets. Consolidated Total Debt excludes the debt discount related to the convertible notes. The Company’s financial covenants are measured as of the end of each fiscal quarter. At December 31, 2010, additional borrowings of $148.9 million would have been allowed under the covenants.

Contractual Obligations and Commitments

At December 31, 2010, the Company had the following contractual obligations and commitments:

($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$363.0	$98.0	$209.0	$56.0	$—
Estimated interest payments under long-term obligations (2)	10.5	4.9	5.3	0.3	—
Capital lease obligations	2.2	0.2	0.5	0.5	1.0
Operating lease obligations	38.4	11.6	15.2	5.7	5.9
Purchase obligations (3)	131.6	124.3	7.2	0.1	—
Expected pension contributions (4)	15.3	15.3	—	—	—
Expected benefit payments – other postretirement benefit plans (5)	47.3	5.2	10.6	10.0	21.5

Total	$608.3	$259.5	$247.8	$72.6	$28.4

(1)	Long-term debt obligations represent the required principal payments under such agreements and exclude the debt discount related to convertible notes.
(2)	Interest payments under long-term debt obligations have been estimated based on the borrowings outstanding and market interest rates as of December 31, 2010.
(3)	The amounts do not include purchase obligations already reflected as current liabilities on the consolidated balance sheet. The purchase obligation amount includes all outstanding purchase orders as of the balance sheet date as well as the minimum contractual obligation or termination penalty under other contracts.
(4)	The amount included in “Less Than 1 Year” reflects anticipated contributions to the Company’s various pension plans. Anticipated contributions beyond one year are not determinable.
(5)	The amounts reflect anticipated future benefit payments under the Company’s various other postretirement benefit plans based on current actuarial assumptions. Expected benefit payments do not extend beyond 2020. See Note 12 of the Notes to the Consolidated Financial Statements.

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

Business Acquisitions and Goodwill: Assets and liabilities acquired in a business combination are recorded at their estimated fair values at the acquisition date. At December 31, 2010, the Company had $384.2 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing annually or earlier if an event or change in circumstances indicates that the fair value of a reporting unit may have been reduced below its carrying value. Management completes their annual impairment assessment during the second quarter of each year.

The assessment of goodwill involves the estimation of the fair value of reporting units. The Company has determined that its reporting units are businesses with discrete financial information reviewed by segment management one level below the operating segment level and which are aggregated when those components have similar economic characteristics. Management estimates the fair value of each reporting unit primarily using the income approach, which reflects management’s cash flow projections, and also evaluates the fair value using a market approach. These methodologies used in the current year are consistent with those used in the prior year. Management believes the cash flow projections utilized and/or market multiples are reasonable and consistent with the expectations of market participants. Inherent in management’s development of cash flow projections are assumptions and estimates, including those related to future earnings and growth and the weighted average cost of capital. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company-specific and overall economic conditions. Future cash flows can be affected by changes in the global economy and local economies, industries and markets in which the Company sells products or services, and the execution of management’s plans. There can be no assurance that future events will not result in impairment of goodwill or other intangible assets.

In the second quarter of 2010, management performed its annual impairment testing based on the information available as of the date of the assessment. Based on this assessment, there was no goodwill impairment in 2010 and the fair values of each of the Company’s reporting units were substantially in excess of their carrying values. However, the Company’s estimated fair value of its Barnes Distribution reporting unit, which is part of the Logistics and Manufacturing Services segment and has approximately $150 million of goodwill, decreased considerably from 2009. While the estimated fair value is substantially in excess of its carrying value, further declines may occur depending on its future cash flows that are significantly impacted by the economy in the regions served, the retention of its customers, the cost and inventory level management initiatives of its customers, continuation of existing sales volume and effectiveness and size of its sale force. While management expects future operating improvements to result from improving end-market conditions, further market penetration, sales force productivity initiatives and the expected benefits of prior restructuring actions there can be no assurance that such expectations will be met or that the fair value of the reporting unit will continue to exceed its carrying value. If its fair value were to fall below its carrying value, a non-cash impairment charge to income from operations could result.

Revenue Sharing Programs: The Company participates in aftermarket RSPs under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program. As consideration, the Company has paid participation fees, which are recorded as long-lived intangible assets, and are recognized as a reduction of sales over the estimated useful life of the related engine programs which range up to 30 years. The Company records amortization of the related long-lived intangible asset as sales dollars are being earned based on a proportional sales dollar method. Specifically, this method amortizes each intangible asset as a reduction to revenue based on the proportion of sales under a program in a given period to the estimated aggregate sales dollars over the life of that program. This method reflects the pattern in which economic benefits are realized.

The recoverability of each intangible asset is subject to significant estimates about future revenues related to the program’s aftermarket parts. The Company evaluates these intangible assets for impairment and updates amortization rates on an agreement by agreement basis. The intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Annually, the Company evaluates the remaining useful life of these assets to determine whether events and circumstances warrant a revision to the remaining periods of amortization. Management updates revenue projections, which includes comparing actual experience against projected revenue and industry projections. The potential exists that actual revenues will not meet expectations due to a change in market conditions. A shortfall in future revenues may indicate a triggering event requiring an impairment test of the intangible asset or require the Company to accelerate amortization expense prospectively dependant on the level of the shortfall. The Company has not identified any impairment of these intangible assets. See Note 6 of the Notes to the Consolidated Financial Statements.

Reorganization of Businesses: The Company records the cost of reorganization initiatives at the time the liability is incurred. The liability includes those costs that can be reasonably estimated and are probable of payment within a reasonable period of time. These estimates are subject to adjustments based upon actual costs incurred.

Pension and Other Postretirement Benefits: Accounting policies and significant assumptions related to pension and other postretirement benefits are disclosed in Note 12 of the Notes to the Consolidated Financial Statements.

The following table provides a breakout of the current targeted mix of investments, by asset classification, along with the historical rates of return for each asset class and the long-term projected rates of return for the U.S. plans.

	Target Asset Mix %	Annual Return %
		Historical (1)	Long- Term Projection
Asset class
Large cap growth	17	9.4	9.2
Large cap value	17	11.5	11.1
Mid cap equity	12	12.6	12.1
Small cap growth	7	7.1	7.1
Small cap value	7	12.6	12.1
Non-U.S. equity	10	9.3	8.8
Real estate-related	5	11.9	8.9
Fixed income	20	8.9	6.4
Cash	5	5.6	3.6
Weighted average		10.0	9.0

(1)	Historical returns based on the life of the respective index, approximately 30 years.

The historical rates of return were calculated based upon compounded average rates of return of published indices. The 25% aggregate target for fixed income and cash investments is lower than the fixed income and cash component of a typical pension trust. The fixed income investments include a higher-than-average component of yield-aggressive investments, including high-yield corporate bonds. Based on the overall historical and projected rates of return of the targeted asset mix, management is using the long-term rate of return on its U.S. pension assets of 9.0%. The long-term rates of return for non-U.S. plans were selected based on actual historical rates of return of published indices that were used to measure the plans’ target asset allocations. Historical rates were then discounted to consider fluctuations in the historical rates as well as potential changes in the investment environment.

The discount rate used for the Company’s U.S. pension plans reflects the rate at which the pension benefits could be effectively settled. At December 31, 2010, the Company selected a discount rate of 5.65% based on a bond matching model for its U.S. pension plans. The discount rates for non-U.S. plans were selected based on bond matching models or on indices of high-quality bonds using criteria applicable to the respective countries.

A one-quarter percentage point change in the assumed long-term rate of return on the Company’s U.S. pension plans as of December 31, 2010 would impact the Company’s 2011 pre-tax income by approximately $0.8 million annually. A one-quarter percentage point decrease in the discount rate at December 31, 2010 would decrease the Company’s 2011 pre-tax income by approximately $1.0 million annually. The Company reviews these and other assumptions at least annually.

During 2010, the fair value of the Company’s pension plan assets increased by $32.5 million and the projected benefit obligation increased $26.6 million due primarily to changes in actuarial assumptions. The Company’s pension expense for 2010 was $1.6 million. Pension expense for 2011 is expected to increase by approximately $2 million as compared to 2010 primarily as a result of an increase in the amortization of actuarial losses from previous asset performance and lower discount rates. The 2011 expense estimate does not include potential future settlement costs.

Income Taxes: As of December 31, 2010, the Company had recognized $53.2 million of deferred tax assets, net of valuation reserves, principally in the United States. The realization of these benefits is dependent in part on the amount and timing of future taxable income in the jurisdictions where deferred tax assets reside. For those jurisdictions where the expiration date of tax loss carry forwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided. Management believes that sufficient taxable income will be earned in the future to realize deferred income tax assets, net of valuation allowances recorded.

The United States deferred tax assets include significant tax operating loss carryforwards. If it became more likely than not that the deferred tax assets would expire unused, the Company would record a valuation allowance to reflect this fact. The Company has recently experienced challenging economic conditions in the United States; however, the Company is not in a cumulative loss position over the last three years (defined as pre-tax book income plus permanent tax items) and does not currently project to be in a cumulative loss position through 2011. The valuation of deferred tax assets requires significant judgment. Management’s assessment that these deferred tax assets will be realized represents its estimate of future results; however, there can be no assurance that such expectations will be met. Changes in management’s assessment of achieving sufficient future taxable income could materially increase the Company’s tax expense and could have a material adverse effect on the Company’s financial condition and results of operations. Management will continue to assess the need for a valuation allowance in the future.

Additionally, the Company is exposed to certain tax contingencies in the ordinary course of business and, accordingly, records those tax liabilities in accordance with the guidance for accounting for uncertainty in income taxes. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized. For those income tax positions where it is more likely than not that a tax benefit will not be sustained, no tax benefit has been recognized in the financial statements. See Note 14 of the Notes to the Consolidated Financial Statements.

Stock-Based Compensation: The Company accounts for its stock-based employee compensation plans at fair value on the grant date and recognizes the related cost in its consolidated statement of income in accordance with accounting standards related to share-based payments. The fair values of stock options are estimated using the Black-Scholes option-pricing model based on certain assumptions. The fair values of other stock awards are estimated based on the fair market value of the Company’s stock price on the grant date. See Note 13 of the Notes to the Consolidated Financial Statements.

EBITDA

Earnings before interest expense, income taxes, and depreciation and amortization (“EBITDA”) for 2010 was $136.9 million compared to $114.0 million in 2009. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes, and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company’s operating performance. The Company’s definition of EBITDA may not be comparable with EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors. Accordingly, the calculation has limitations depending on its use.

Following is a reconciliation of EBITDA to the Company’s net income (in millions):

	2010	2009
Net income	$53.3	$39.0
Add back:
Interest expense	20.0	22.6
Income taxes	10.8	0.9
Depreciation and amortization	52.8	51.5

EBITDA	$136.9	$114.0

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

The Company’s long-term debt portfolio consists of fixed-rate and variable-rate instruments and is managed to reduce the overall cost of borrowing while also minimizing the effect of changes in interest rates on near-term earnings. The Company’s primary interest rate risk is derived from its outstanding variable-rate debt obligations. In 2008, the Company entered into two, three-year interest rate swap agreements which together converted the interest on the first $100.0 million of the Company’s London Interbank Offered Rate (“LIBOR”)-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 2.947% plus the borrowing spread for the purpose of mitigating its exposure to variable interest rates. At December 31, 2010, the result of a hypothetical 100 basis point increase in the average cost of the Company’s variable-rate debt would have reduced annual pretax profit by $2.0 million.

At December 31, 2010, the fair value of the Company’s fixed-rate debt was $159.1 million, compared with its carrying amount of $152.4 million. The Company estimates that a 100 basis point decrease in market interest rates at December 31, 2010 would have increased the fair value of the Company’s fixed-rate debt to $160.1 million.

The Company has manufacturing, sales and distribution facilities around the world and thus makes investments and conducts business transactions denominated in various currencies. The currencies of the locations where the Company’s business operations are conducted include the U.S. dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, Euro, Korean won, Mexican peso, Singapore dollar, Swedish krona, Swiss franc and Thai baht. The Company is exposed primarily to financial instruments denominated in currencies other than the functional currency at its international locations. A 10% adverse change in all currencies at December 31, 2010 would have resulted in a $0.2 million loss in the fair value of those financial instruments.

Foreign currency commitments and transaction exposures are managed at the operating units as an integral part of their businesses in accordance with a corporate policy that addresses acceptable levels of foreign currency exposures. At December 31, 2010, the Company did not hedge its foreign currency net investment exposures. Prior to December 31, 2008, the Company had entered into a series of forward currency contracts to hedge a portion of its foreign currency net investment exposure in Barnes Group Canada Corp. for the purpose of mitigating exposure to foreign currency volatility on its future return on capital. In 2008, the Company terminated this hedge and received a payment of $1.9 million at termination.

Additionally, to reduce foreign currency exposure, management maintains the majority of foreign cash and short-term investments in local currency and uses forward currency contracts for non-functional currency denominated monetary assets and liabilities and anticipated transactions in an effort to reduce the effect of the volatility of changes in foreign exchange rates on the income statement. In historically weaker currency countries, such as Brazil and Mexico, management assesses the strength of these currencies relative to the U.S. dollar and may elect during periods of local currency weakness to invest excess cash in U.S. dollar-denominated instruments.

The Company’s exposure to commodity price changes relates to certain manufacturing operations that utilize high-grade steel spring wire, titanium and other specialty metals and the distribution operations which distribute products made of steel, copper and brass. The Company attempts to manage its exposure to increases in those prices through its procurement and sales practices.

Item 8. Financial Statements and Supplementary Data

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Net sales	$1,133,199	$1,034,159	$1,362,091

Cost of sales	724,044	671,110	847,641
Selling and administrative expenses	322,625	302,534	366,510

	1,046,669	973,644	1,214,151

Operating income	86,530	60,515	147,940

Interest expense	20,014	22,596	26,606
Other expense (income), net	2,480	(2,027)	2,327

Income from continuing operations before income taxes	64,036	39,946	119,007

Income taxes	10,758	945	26,326

Income from continuing operations	53,278	39,001	92,681

Loss from discontinued operations, including income taxes of $1,103 in 2008 (Note 3)	—	—	(10,103)

Net income	$53,278	$39,001	$82,578

Per common share:
Basic:
Income from continuing operations	$0.96	$0.72	$1.72
Loss from discontinued operations, net of income taxes	—	—	(.19)

Net income	$0.96	$0.72	$1.53

Diluted:
Income from continuing operations	$0.95	$0.72	$1.66
Loss from discontinued operations, net of income taxes	—	—	(.18)

Net income	$0.95	$0.72	$1.48

Dividends	$0.32	$0.48	$0.62
Weighted average common shares outstanding:
Basic	55,259,732	53,879,976	53,989,034
Diluted	55,925,187	54,206,426	55,812,666

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$13,450	$17,427
Accounts receivable, less allowances (2010 – $5,026; 2009 – $5,915)	197,715	160,269
Inventories	216,382	190,792
Deferred income taxes	10,449	23,630
Prepaid expenses and other current assets	12,212	10,562

Total current assets	450,208	402,680

Deferred income taxes	42,722	30,650
Property, plant and equipment, net	218,434	224,963
Goodwill	384,241	373,564
Other intangible assets, net	290,798	303,689
Other assets	16,854	16,444

Total assets	$1,403,257	$1,351,990

Liabilities and Stockholders’ Equity
Current liabilities
Notes and overdrafts payable	$4,930	$4,595
Accounts payable	98,191	85,588
Accrued liabilities	86,602	73,538
Long-term debt – current	93,141	25,567

Total current liabilities	282,864	189,288

Long-term debt	259,647	321,306
Accrued retirement benefits	112,886	118,693
Other liabilities	35,741	37,990
Commitments and contingencies (Note 21)
Stockholders’ equity
Common stock – par value $0.01 per share
Authorized: 150,000,000 shares
Issued: at par value (2010 – 56,518,417 shares; 2009 – 55,974,051 shares)	565	560
Additional paid-in capital	278,287	270,784
Treasury stock, at cost (2010 – 2,691,215 shares; 2009 – 1,181,579 shares)	(44,379)	(15,839)
Retained earnings	514,240	478,704
Accumulated other non-owner changes to equity	(36,594)	(49,496)

Total stockholders’ equity	712,119	684,713

Total liabilities and stockholders’ equity	$1,403,257	$1,351,990

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2010	2009	2008
Operating activities:
Net income	$53,278	$39,001	$82,578
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	52,770	51,487	52,403
Amortization of convertible debt discount	5,727	5,920	6,465
Loss on disposition of property, plant and equipment	266	1,177	1,069
Gain on repurchase of debt	—	(3,773)	—
Non-cash stock compensation expense	7,655	4,208	5,841
Withholding taxes paid on stock issuances	(440)	(622)	(2,580)
Loss on the sale of businesses	—	—	2,197
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(35,891)	17,531	26,329
Inventories	(24,006)	53,523	(2,725)
Prepaid expenses and other current assets	(3,139)	7,056	(3,235)
Accounts payable	12,466	4,149	(44,475)
Accrued liabilities	11,456	(10,151)	(16,054)
Deferred income taxes	(4,009)	(10)	13,009
Long-term retirement benefits	(9,692)	(27,447)	(7,581)
Other	(681)	1,434	(1,433)

Net cash provided by operating activities	65,760	143,483	111,808

Investing activities:
Proceeds from disposition of property, plant and equipment	1,498	6,808	784
Proceeds from the sale of businesses, net	—	—	5,400
Capital expenditures	(28,759)	(30,502)	(51,869)
Business acquisitions, net of cash acquired	—	—	47
Revenue sharing program payments	—	—	(57,500)
Other	(3,038)	(2,386)	(3,535)

Net cash used by investing activities	(30,299)	(26,080)	(106,673)

Financing activities:
Net change in other borrowings	347	(4,504)	1,756
Payments on long-term debt	(359,542)	(226,906)	(260,335)
Proceeds from the issuance of long-term debt	359,917	129,600	318,100
Proceeds from the issuance of common stock	5,746	6,687	5,171
Common stock repurchases	(28,100)	(314)	(34,209)
Dividends paid	(17,461)	(25,600)	(33,345)
Excess tax benefit on stock awards	—	—	1,531
Other	(207)	(832)	(430)

Net cash used by financing activities	(39,300)	(121,869)	(1,761)

Effect of exchange rate changes on cash flows	(138)	935	(3,016)

Increase (decrease) in cash and cash equivalents	(3,977)	(3,531)	358

Cash and cash equivalents at beginning of year	17,427	20,958	20,600

Cash and cash equivalents at end of year	$13,450	$17,427	$20,958

Supplemental Disclosure of Cash Flow Information:

Non-cash financing activities in 2009 include a stock contribution to the Company’s pension plans of 737,463 treasury shares ($9,815) and the repurchase of certain convertible notes using 1,154,265 treasury shares ($17,019).

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
January 1, 2008	54,521	$545	$244,832	452	$(10,583)	$416,602	$10,474	$661,870
Comprehensive loss:
Net income						82,578		82,578
Foreign currency translation adjustments, net of tax of $(3,509)							(35,628)	(35,628)
Unrealized losses on hedging activities, net of tax of $(1,342)							(2,464)	(2,464)
Pension and postretirement benefits adjustments, net of tax of $(38,860)							(62,298)	(62,298)

Comprehensive loss						82,578	(100,390)	(17,812)
Convertible notes adjustment from temporary equity			11,641					11,641
Dividends paid						(33,345)		(33,345)
Contribution to Barnes Foundation			(173)	(38)	667			494
Common stock repurchases				2,487	(34,209)			(34,209)
Employee stock plans	709	7	12,915	105	(2,580)	(407)		9,935

December 31, 2008	55,230	552	269,215	3,006	(46,705)	465,428	(89,916)	598,574
Comprehensive income:
Net income						39,001		39,001
Foreign currency translation adjustments, net of tax of $1,938							28,399	28,399
Unrealized gains on hedging activities, net of tax of $326							273	273
Pension and postretirement benefits adjustments, net of tax of $7,488							11,748	11,748

Comprehensive income						39,001	40,420	79,421
Dividends paid						(25,600)		(25,600)
Stock contribution to pension plans			(6,555)	(738)	16,370			9,815
Convertible note repurchases			(2,644)	(1,154)	15,432			12,788
Common stock repurchases				21	(314)			(314)
Employee stock plans	744	8	10,768	47	(622)	(125)		10,029

December 31, 2009	55,974	560	270,784	1,182	(15,839)	478,704	(49,496)	684,713
Comprehensive income:
Net income						53,278		53,278
Foreign currency translation adjustments, net of tax of $861							16,973	16,973
Unrealized gains on hedging activities, net of tax of $857							1,446	1,446
Pension and postretirement benefits adjustments, net of tax of $(2,340)							(5,517)	(5,517)

Comprehensive income						53,278	12,902	66,180
Dividends paid						(17,461)		(17,461)
Common stock repurchases				1,484	(28,100)			(28,100)
Employee stock plans	544	5	7,503	25	(440)	(281)		6,787

December 31, 2010	56,518	$565	$278,287	2,691	$(44,379)	$514,240	$(36,594)	$712,119

See accompanying notes.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts included in the notes are stated in thousands except per share data and the tables in Note 20)

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

Goodwill: Goodwill represents the excess purchase cost over the fair value of net assets of companies acquired in business combinations. Goodwill is considered an indefinite-lived asset. Goodwill is subject to impairment testing in accordance with accounting standards governing such on an annual basis or more frequently if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Based on this assessment performed in the second quarter of each year, there was no goodwill impairment.

Revenue Sharing Programs: The Company, through its aerospace aftermarket business, participates in aftermarket RSPs under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program. As consideration, the Company has paid participation fees, which are recorded as long-lived intangible assets, and are recognized as a reduction of sales over the estimated

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

useful life of the related engine programs which range up to 30 years. The Company records amortization of the related long-lived intangible asset as sales dollars are being earned based on a proportional sales dollar method. Specifically, this method amortizes each intangible asset as a reduction to revenue based on the proportion of sales under a program in a given period to the estimated aggregate sales dollars over the life of that program. This method reflects the pattern in which economic benefits are realized.

The recoverability of each intangible asset is subject to significant estimates about future revenues related to the program’s aftermarket parts. The Company evaluates these intangible assets for impairment and updates amortization rates on an agreement by agreement basis. The intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Annually, the Company evaluates the remaining useful life of these assets to determine whether events and circumstances warrant a revision to the remaining periods of amortization. Management updates revenue projections, which includes comparing actual experience against projected revenue and industry projections. The potential exists that actual revenues will not meet expectations due to a change in market conditions. A shortfall in future revenues may indicate a triggering event requiring an impairment test of the intangible asset or require the Company to accelerate amortization expense prospectively dependant on the level of the shortfall. The Company has not identified any impairment of these intangible assets.

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

Foreign currency: The majority of the Company’s international operations use the local currency as the functional currency. Assets and liabilities of international operations are translated at year-end rates of exchange; revenues and expenses are translated at average rates of exchange. The resulting translation gains or losses are reflected in accumulated other non-owner changes to equity within stockholders’ equity. Net foreign currency transaction losses of $1,544, $1,322 and $641 were included in other expense (income), net in the consolidated statements of income in 2010, 2009 and 2008, respectively.

2. Business Divestiture

In February 2008, the Company sold the net assets of Spectrum Plastics for $6,350 resulting in an after-tax transaction loss of $844. The pre-tax loss of $1,238 and related tax benefit of $394 are reflected in other expense (income), net and income taxes, respectively, in the accompanying consolidated statements of income in 2008. The Company did not report Spectrum Plastics as a discontinued operation as it was not significant to any year presented. Accordingly, the operating results of Spectrum Plastics are included in the operating results of the Company in the accompanying consolidated statement of income in 2008 (through the sale date).

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Discontinued Operations

In the fourth quarter of 2008, the Company exited certain non-core businesses within its Logistics and Manufacturing Services segment in the United Kingdom. These exit activities included the sale of certain assets and transfer of related employees to the buyer, liquidation of assets, termination of related contracts and severing of employees. The results of these operations are segregated and treated as discontinued operations in the accompanying consolidated statements of income for 2008 as follows:

2008
Net sales	$13,610
Loss before income taxes	(9,000)
Income taxes	1,103

Loss from discontinued operations, including income taxes	$(10,103)

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

4. Inventories

Inventories at December 31 consisted of:

	2010	2009
Finished goods	$127,254	$105,541
Work-in-process	57,784	56,853
Raw materials and supplies	31,344	28,398

	$216,382	$190,792

5. Property, Plant and Equipment

Property, plant and equipment at December 31 consisted of:

	2010	2009
Land	$15,711	$15,768
Buildings	127,236	125,966
Machinery and equipment	468,108	503,584

	611,055	645,318
Less accumulated depreciation	(392,621)	(420,355)

	$218,434	$224,963

Depreciation expense was $36,026, $35,238 and $35,434 during 2010, 2009 and 2008, respectively.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Goodwill and Other Intangible Assets

Goodwill: The following table sets forth the change in the carrying amount of goodwill for each reportable segment and the Company:

	Logistics and Manufacturing Services	Precision Components	Total Company
January 1, 2009	$163,296	$198,634	$361,930
Foreign currency translation	3,104	8,530	11,634

December 31, 2009	166,400	207,164	373,564
Goodwill adjustments	—	(50)	(50)
Foreign currency translation	(2,412)	13,139	10,727

December 31, 2010	$163,988	$220,253	$384,241

Of the $384,241 of goodwill at December 31, 2010, $144,117 represents the original tax deductible basis.

Other Intangible Assets: Other intangible assets at December 31 consisted of:

		2010		2009
	Range of Life-Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue Sharing Programs	Up to 30	$293,700	$(36,318)	$293,700	$(28,578)
Customer lists/relationships	10	28,578	(17,974)	28,578	(15,024)
Patents, trademarks/trade names	5-30	22,746	(12,120)	22,746	(10,093)
Other	Up to 15	10,405	(3,099)	10,405	(2,393)

		355,429	(69,511)	355,429	(56,088)
Foreign currency translation		4,880	—	4,348	—

Other intangible assets		$360,309	$(69,511)	$359,777	$(56,088)

Amortization of intangible assets for the years ended December 31, 2010, 2009 and 2008 was $13,424, $13,862 and $14,099 respectively. Over the next five years, the estimated annual aggregate amortization is expected to increase from approximately $15,000 in 2011 to $18,500 in 2015.

The Company has entered into a number of aftermarket RSP agreements each of which is with a major aerospace customer, General Electric. See Note 1 for a further discussion of these Revenue Sharing Programs. As of December 31, 2010, the Company has made all required participation fee payments under the aftermarket RSP agreements.

7. Accrued Liabilities

Accrued liabilities at December 31 consisted of:

	2010	2009
Payroll and other compensation	$38,530	$21,421
Business reorganizations	237	4,971
Pension and other postretirement benefits	8,401	8,606
Other	39,434	38,540

	$86,602	$73,538

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Business Reorganizations

In the third quarter of 2009, the Company authorized the restructuring of certain operations of the Precision Components segment by moving the operations of two facilities, Burlington, Ontario, Canada (the “Burlington Facility”) and Monterrey, Mexico (the “Monterrey Facility”). The assets and related work of these facilities were transferred to other Precision Components facilities in the United States to create a more cost effective manufacturing footprint. The movement of operations for the Burlington Facility was completed by December 31, 2010. The movement of assets at the previously idled Monterrey Facility was completed by December 31, 2009. The Company recorded restructuring and related costs of $4,904 in 2009 related to these actions which included $2,140 of employee termination costs and $1,107 of asset write-downs. The Company also recorded $487 of equipment transfer costs, $970 of facility use termination costs and $200 of pension curtailment costs. The Company recorded $1,336 related to equipment transfer expenses and other related costs in 2010. The Company may incur additional costs primarily related to the 2009 and pre-2008 actions related to pension costs, in large part due to the accelerated recognition of actuarial losses which are currently recorded in Accumulated other non-owner changes to equity, which may be incurred at Precision Components in 2011 or later. In addition, during 2009, the Company implemented other workforce reduction actions at Precision Components and recorded severance expense of $3,358 primarily in the second quarter of 2009. Costs related to the 2009 actions are primarily recorded in selling and administrative expenses in the accompanying consolidated statements of income.

The following table sets forth the change in the liability for the 2009 employee termination actions at Precision Components:

December 31, 2008	$—
Severance expense, net	5,498
Payments	(2,196)
Foreign currency translation	35

December 31, 2009	$3,337
Severance expense, net	(337)
Payments	(2,812)
Foreign currency translation	(16)

December 31, 2010	$172

The remaining balance is expected to be paid in 2011.

In 2008, the Company implemented certain right-sizing actions, including workforce reductions and plant consolidations, at both business segments, and recorded restructuring and related costs in 2008 of $7,725 and $7,288, respectively, of which $1,312 was included in the loss from discontinued operations. In addition, Precision Components recorded asset write-downs of $1,468. As a result of these actions, the Company recorded an additional $2,448 of costs during 2009 related to transfer of work and facility exits. The severance adjustments recorded in 2009 reflect changes in estimates. These costs are primarily recorded in selling and administrative expenses in the accompanying consolidated statements of income.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the change in the liability for 2008 employee termination actions:

	Logistics and Manufacturing Services	Precision Components
December 31, 2007	$—	$—
Severance expense, net	6,440	6,443
Payments	(1,237)	(2,086)
Foreign currency translation	(13)	—

December 31, 2008	5,190	4,357
Severance expense, net	(578)	(895)
Payments	(3,324)	(3,324)
Foreign currency translation	179	29

December 31, 2009	$1,467	$167
Severance expense, net	(403)	(35)
Payments	(863)	(133)
Foreign currency translation	(136)	1

December 31, 2010	$65	$—

The remaining balance is expected to be paid in 2011.

9. Debt and Commitments

Long-term debt and notes and overdrafts payable at December 31 consisted of:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
7.80% Notes	$—	$—	$15,167	$15,816
3.75% Convertible Notes	92,500	97,713	92,500	96,570
Unamortized debt discount – 3.75% Convertible Notes	(114)	—	(3,955)	—
3.375% Convertible Notes	55,636	57,244	55,636	50,573
Unamortized debt discount – 3.375% Convertible Notes	(7,377)	—	(9,264)	—
Revolving credit agreement	207,900	199,968	159,500	156,228
Senior Notes due 2012	—	—	32,100	32,988
Borrowings under lines of credit	—	—	1,000	1,000
Foreign bank borrowings and overdrafts	6,955	7,116	6,160	6,323
Capital leases	2,218	1,911	2,624	2,612

	357,718	363,952	351,468	362,110
Less current maturities	(98,071)		(30,162)

Long-term debt	$259,647		$321,306

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

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined using discounted cash flows based upon the Company’s estimated current interest cost for similar types of borrowings or current market value. The carrying values of other long-term debt and notes payable approximate their fair market values.

The 7.80% Notes were payable in three equal annual installments, the last of which was paid in November, 2010.

In 2005, the Company sold $100,000 of 3.75% Senior Subordinated Convertible Notes due in August 2025 with interest payable semi-annually on February 1 and August 1 of each year commencing on February 1, 2006. The 3.75% Convertible Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company. The note holders of the Company’s 3.75% Convertible Notes had the option to require the Company to redeem some or all of the Notes on February 1, 2011. As such, the balance of these Notes of $92,386 million ($92,500 par value) and the related deferred tax balances are classified as current in the accompanying balance sheet as of December 31, 2010. If any of the 3.75% Convertible Notes were redeemed on February 1, 2011, the Company intended to finance the redemption through the use of its available credit facilities. However, none of the Notes were redeemed on February 1, 2011 by the note holders. These notes are subject to redemption at their par value at any time, at the option of the Company, on or after February 7, 2011. Additionally, these notes may be converted into a combination of cash and common stock of the Company at a conversion value equal to 48.5030 shares per note, equivalent to a conversion price of approximately $20.62 per share of common stock upon meeting certain conditions provided in the respective indenture agreement including: (i) the average stock price of the highest 20 days of the last 30 days in a quarter is greater than 130% of the conversion price or (ii) the note holders may require the Company to redeem some or all of the Notes on February 1st 2016 and 2021. If redeemed, the first $1 of the conversion value of each note would be paid in cash and the additional conversion value, if any, would be paid in cash or common stock, at the option of the Company.

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

The if-converted values of the Company’s 3.75% and 3.375% Convertible Notes as of December 31, 2010 and 2009 did not exceed their respective principal amounts as the Company’s stock price during these periods was not in excess of the conversion prices.

During 2010 and 2009, none of the 3.75% Convertible Notes or the 3.375% Convertible Notes were eligible for conversion. Additionally, the 3.375% Convertible Notes are not eligible for conversion from January 1, 2011 through March 31, 2011.

During 2009, the Company repurchased $44,364 par value of its 3.375% Convertible Notes and $7,500 par value of its 3.75% Convertible Notes from certain holders of these Notes for cash consideration of $28,651 and

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1,154,265 shares of treasury stock valued at $17,019. Of the total consideration of $45,669, $38,852 was attributed to the debt component and $6,817 was attributed to the equity component. At the dates of the repurchases, the notes had a carrying value of $43,560, net of the unamortized debt discount of $8,304. As a result of these transactions, the Company reduced the carrying value of the equity component by $4,232, net of tax of $2,585, reduced its unamortized deferred debt issuance costs by $934, and recorded a total gain on the repurchases of $3,773 ($2,342 after-tax) which is recorded in other expense (income), net in the accompanying consolidated statements of income.

The following table sets forth balance sheet information regarding the Company’s convertible notes at December 31:

	2010	2009
3.75% Convertible Notes:
Carrying value of equity component, net of tax	$11,731	$11,731

Principal value of liability component	$92,500	$92,500
Unamortized debt discount	(114)	(3,955)

Net carrying value of liability component	$92,386	$88,545

3.375% Convertible Notes:
Carrying value of equity component, net of tax	$10,772	$10,772

Principal value of liability component	$55,636	$55,636
Unamortized debt discount	(7,377)	(9,264)

Net carrying value of liability component	$48,259	$46,372

As of December 31, 2010, the remaining unamortized debt discount on the 3.75% Convertible Notes will be amortized over a remaining period of 1 month. The effective interest rate on the liability component is 8.125%. As of December 31, 2010, the remaining unamortized debt discount on the 3.375% Convertible Notes will be amortized over a remaining period of 39 months. The effective interest rate on the liability component is 8.00%.

The following table sets forth the components of interest expense for the Company’s convertible notes for the years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008
Interest expense – 3.75% coupon	$3,469	$3,610	$3,750
Interest expense – 3.75% debt discount amortization	3,841	3,685	3,535
Interest expense – 3.375% coupon	1,878	2,629	3,375
Interest expense – 3.375% debt discount amortization	1,887	2,235	2,930

	$11,075	$12,159	$13,590

At December 31, 2010 the Company had a $400,000 amended and restated revolving credit agreement which matures in September 2012 with certain participating banks and financial institutions of which the Company had borrowed $207,900. Borrowings under this agreement bear interest at LIBOR plus a spread ranging from 0.30% to 1.15%, depending on the Company’s debt ratio at the time of the borrowing. The average interest rate on these borrowings was 1.01% and 1.69% on December 31, 2010 and 2009, respectively. Additionally, this agreement allows borrowings by the Company and by Barnes Group Switzerland GmbH and contains various financial and restrictive covenants. In 2008, the Company entered into two, three-year interest

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rate swap agreements which together converted the interest on the first $100,000 of the Company’s one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 2.947% plus the borrowing spread for the purpose of mitigating its exposure to variable interest rates.

In July 2009, the Company entered into a $35,000 unsecured credit agreement with Wells Fargo Bank, N.A. The proceeds from the credit agreement could be used for working capital, capital expenditures and general corporate purposes. The borrowings under the credit agreement were to amortize in 10 quarterly installments beginning April 1, 2010. At the Company’s option, the interest rate on the loan was either at the LIBOR plus 4.25% or at Wells Fargo’s Base Rate plus 1.75%. The Company paid an upfront fee of $438. The credit agreement’s covenants were substantially the same as the covenants under the Company’s $400,000 Amended Revolving Credit Agreement, dated September 10, 2007. At December 31, 2009, $32,100 was borrowed under this facility at an interest rate of 4.48%. The drawdown period on this facility expired on December 31, 2009. In 2010, the Company amended this agreement which reduced the interest rate on these borrowings to LIBOR plus 2.75%. The interest rate for the base rate loans was unchanged. All other provisions of this credit agreement continued in full force and effect. In August 2010, the Company repaid the outstanding borrowings under this facility primarily with borrowings from the revolving credit agreement which resulted in the accelerated amortization of the unamortized deferred debt issuance costs.

In addition, the Company has available approximately $15,000 in uncommitted short-term bank credit lines of which $1,000 was borrowed at December 31, 2009 at an interest rate of 2.06%. The Company did not have any borrowings under short-term bank credit lines at December 31, 2010. The Company also borrowed $6,955 at December 31, 2010 under its foreign bank borrowings and overdraft facilities.

Long-term debt and notes payable, excluding the unamortized debt discount related to the Convertible Notes, are payable as follows: $98,186 in 2011, $208,668 in 2012, $781 in 2013, $56,296 in 2014, $270 in 2015 and $1,008 thereafter. The 3.75% and 3.375% Convertible Notes are included in 2011 and 2014, respectively, according to their first put dates.

In addition, the Company had outstanding letters of credit totaling $7,901 at December 31, 2010.

The Company’s debt agreements contain financial covenants that require the maintenance of certain debt and interest coverage ratios. The Company is in compliance with its debt covenants as of December 31, 2010, and is closely monitoring its future compliance based on current and future economic conditions.

Interest paid was $13,099, $16,746 and $20,732 in 2010, 2009 and 2008, respectively. Interest capitalized was $110, $158 and $683 in 2010, 2009 and 2008, respectively, and is being depreciated over the lives of the related fixed assets.

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

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also uses financial instruments to hedge its exposures to fluctuations in foreign currency exchange rates. The Company has various contracts outstanding which primarily hedge recognized assets or liabilities and anticipated transactions in various currencies including the British pound sterling, Canadian dollar, Euro, Singapore dollar, Swedish krona and Swiss franc. Certain foreign currency derivative instruments are treated as cash flow hedges of forecasted transactions. All foreign exchange contracts are due within one year.

Net investment hedges have been used by the Company to mitigate exposure to foreign currency volatility on its future return on capital; however, the Company did not have any net investment hedges outstanding for any periods presented.

The Company does not use derivatives for speculative or trading purposes or to manage commodity exposures.

The following table sets forth the fair value amounts of derivative instruments held by the Company as of December 31.

	2010		2009
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(667)	$—	$(2,700)
Foreign exchange contracts	327	—	—	(147)

	327	(667)	—	(2,847)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	1,290	—	1	(1,636)

Total derivatives	$1,617	$(667)	$1	$(4,483)

Asset derivatives are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Liability derivatives related to interest rate contracts and foreign exchange contracts are recorded in other liabilities and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

The following table sets forth the gain (loss) recorded in accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2010 and 2009 for derivatives held by the Company and designated as hedging instruments.

	2010	2009
Cash flow hedges:
Interest rate contracts	$1,262	$533
Foreign exchange contracts	184	(260)

	$1,446	$273

Amounts included within Accumulated other non-owner changes to equity that were reclassified to income during the year ended December 31, 2010 resulted in a fixed rate of interest of 2.947% plus the borrowing spread

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the first $100,000 of one-month LIBOR borrowings. The amounts reclassified for the foreign exchange contracts were not material. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the year ended December 31, 2010.

The following table sets forth the (gain) loss recorded in other expense (income), net in the consolidated statements of income for the year ended December 31, 2010 and 2009 for non-designated derivatives held by the Company. Such gains were substantially offset by losses recorded on the underlying hedged asset or liability.

	2010	2009
Foreign exchange contracts	$(2,925)	$(1,364)

11. Fair Value Measurements

The provisions of the accounting standard for fair value define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis as of December 31, 2010 and 2009:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
December 31, 2010
Asset derivatives	$1,617	$—	$1,617	$—
Liability derivatives	(667)	—	(667)	—
Rabbi trust assets	1,350	1,350	—	—

	$2,300	$1,350	$950	$—

December 31, 2009
Asset derivatives	$1	$—	$1	$—
Liability derivatives	(4,483)	—	(4,483)	—
Rabbi trust assets	1,431	1,431	—	—

	$(3,051)	$1,431	$(4,482)	$—

The fair values for the derivative contracts are valued using observable current market information as of the reporting date such as the prevailing LIBOR-based and U.S. treasury interest rates and forward currency spot and forward rates. The fair values of rabbi trust assets are based on quoted market prices from various financial exchanges. For disclosures of the fair values of the Company’s pension plan assets, see Note 12.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Pension and Other Postretirement Benefits

The accounting standards related to employers’ accounting for defined benefit pension and other postretirement plans requires the Company to recognize the overfunded or underfunded status of its defined benefit postretirement plans as assets or liabilities in the accompanying consolidated balance sheets and to recognize changes in the funded status of the plans in comprehensive income.

The Company has various defined contribution plans the largest of which is its Retirement Savings Plan. Most U.S. salaried and non-union hourly employees are eligible to participate in this plan. See Note 18 for further discussion of the Retirement Savings Plan. The Company also maintains various other defined contribution plans which cover certain employees not eligible for the Retirement Savings Plan. Company contributions under these plans are based primarily on the performance of the business units and employee compensation. Contribution expense under these other defined contribution plans was $3,717, $4,120 and $3,936 in 2010, 2009 and 2008, respectively.

Defined benefit pension plans in the U.S. cover a majority of the Company’s U.S. employees at the Associated Spring business of Precision Components, the Company’s Corporate Office and a substantial portion of the U.S. employees at the distribution business of Logistics and Manufacturing Services. Plan benefits for salaried and non-union hourly employees are based on years of service and average salary. Plans covering union hourly employees provide benefits based on years of service. The Company funds U.S. pension costs in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Non-U.S. defined benefit pension plans cover certain employees of certain international locations, primarily in Europe and Canada.

The Company provides certain other medical, dental and life insurance postretirement benefits for a majority of its retired employees in the U.S. and Canada. It is the Company’s practice to fund these benefits as incurred.

The accompanying balance sheets reflect the underfunded status of the Company’s defined benefit pension plans at December 31, 2010 and 2009. Reconciliations of the obligations and underfunded status of the plans follow:

	2010			2009
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Benefit obligation, January 1	$323,347	$65,039	$388,386	$312,074	$54,000	$366,074
Service cost	5,172	983	6,155	5,478	1,120	6,598
Interest cost	19,494	3,449	22,943	19,244	3,490	22,734
Amendments	1,656	672	2,328	—	—	—
Actuarial loss	16,194	3,979	20,173	7,849	2,935	10,784
Benefits paid	(22,438)	(4,451)	(26,889)	(21,346)	(3,805)	(25,151)
Acquisitions	—	1,262	1,262	—	2,318	2,318
Curtailment gain	—	—	—	—	(155)	(155)
Special termination benefit	—	—	—	48	—	48
Participant contributions	—	423	423	—	305	305
Foreign exchange rate changes	—	192	192	—	4,831	4,831

Benefit obligation, December 31	343,425	71,548	414,973	323,347	65,039	388,386

Fair value of plan assets, January 1	272,540	52,816	325,356	216,318	40,811	257,129
Actual return on plan assets	40,092	5,241	45,333	54,755	5,949	60,704
Company contributions	8,716	2,756	11,472	22,813	2,661	25,474
Participant contributions	—	423	423	—	305	305
Benefits paid	(22,438)	(4,451)	(26,889)	(21,346)	(3,805)	(25,151)
Acquisitions	—	1,262	1,262	—	2,121	2,121
Foreign exchange rate changes	—	936	936	—	4,774	4,774

Fair value of plan assets, December 31	298,910	58,983	357,893	272,540	52,816	325,356

Underfunded status, December 31	$(44,515)	$(12,565)	$(57,080)	$(50,807)	$(12,223)	$(63,030)

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Projected benefit obligations related to pension plans with benefit obligations in excess of plan assets follow:

	2010			2009
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Projected benefit obligation	$321,775	$58,255	$380,030	$303,018	$47,430	$350,448
Fair value of plan assets	269,896	45,628	315,524	246,055	33,307	279,362

Information related to pension plans with accumulated benefit obligations in excess of plan assets follows:

	2010			2009
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Projected benefit obligation	$321,775	$58,255	$380,030	$303,018	$47,430	$350,448
Accumulated benefit obligation	312,039	57,154	369,193	290,458	46,620	337,078
Fair value of plan assets	269,896	45,628	315,524	246,055	33,307	279,362

The accumulated benefit obligation for all defined benefit pension plans was $403,612 and $374,285 at December 31, 2010 and 2009, respectively.

Amounts related to pensions recognized in the accompanying balance sheets consist of:

	2010			2009
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Other assets	$7,364	$62	$7,426	$6,156	$1,900	$8,056
Accrued liabilities	2,725	450	3,175	2,729	499	3,228
Accrued retirement benefits	49,154	12,177	61,331	54,234	13,624	67,858
Accumulated other non-owner changes to equity, net	(66,543)	(19,711)	(86,254)	(64,628)	(18,065)	(82,693)

Amounts related to pensions recognized in accumulated other non-owner changes to equity, net of tax, at December 31, 2010 and 2009 consist of:

	2010			2009
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Net actuarial loss	$(64,031)	$(19,074)	$(83,105)	$(62,597)	$(18,065)	$(80,662)
Prior service costs	(2,512)	(637)	(3,149)	(2,031)	—	(2,031)

	$(66,543)	$(19,711)	$(86,254)	$(64,628)	$(18,065)	$(82,693)

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accompanying balance sheets reflect the underfunded status of the Company’s other postretirement benefit plans at December 31, 2010 and 2009. Reconciliations of the obligations and underfunded status of the plans follow:

	2010	2009
Benefit obligation, January 1	$54,811	$59,662
Service cost	357	465
Interest cost	3,182	3,530
Amendments	—	(247)
Actuarial loss	2,500	807
Benefits paid	(6,693)	(11,752)
Curtailment gain	(950)	—
Participant contributions	1,846	2,062
Foreign exchange rate changes	135	284

Benefit obligation, December 31	55,188	54,811

Fair value of plan assets, January 1	—	—
Company contributions	4,847	9,690
Participant contributions	1,846	2,062
Benefits paid	(6,693)	(11,752)

Fair value of plan assets, December 31	—	—

Underfunded status, December 31	$(55,188)	$(54,811)

Amounts related to other postretirement benefits recognized in the accompanying balance sheets consist of:

	2010	2009
Accrued liabilities	$5,226	$5,378
Accrued retirement benefits	49,962	49,433
Accumulated other non-owner changes to equity, net	(3,044)	(1,088)

Amounts related to other postretirement benefits recognized in accumulated other non-owner changes to equity, net of tax, at December 31, 2010 and 2009 consist of:

	2010	2009
Net actuarial loss	$(7,118)	$(5,764)
Prior service credits	4,074	4,676

	$(3,044)	$(1,088)

The sources of changes in accumulated other non-owner changes to equity, net, during 2010 were:

	Pension	Other Postretirement Benefits
Prior service cost	$(1,700)	$—
Net gain (loss)	(4,187)	(1,618)
Amortization of prior service costs (credits)	603	(602)
Amortization of actuarial loss	1,996	252
Foreign exchange rate changes	(273)	12

	$(3,561)	$(1,956)

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted-average assumptions used to determine benefit obligations at December 31, are:

	2010	2009
U.S. plans:
Discount rate	5.65%	6.20%
Increase in compensation	3.71%	3.71%

Non-U.S. plans:
Discount rate	4.89%	5.59%
Increase in compensation	2.72%	2.71%

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

The fair values of the Company’s pension plan assets at December 31, 2010 and 2009, by asset category are as follows:

		Fair Value Measurements Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010
Cash and short-term investments	$4,157	$4,157	$—	$—

Equity securities:
U.S. large-cap	98,766	50,847	47,919	—
U.S. mid-cap	38,069	38,069	—	—
U.S. small-cap	38,959	38,959	—	—
International equities	74,308	—	74,308	—
Fixed income securities:
U.S. bond funds	57,547	—	57,547	—
International bonds	29,313	—	29,313	—
Real estate securities	16,199	—	16,199	—
Other	575	—	575	—

	$357,893	$132,032	$225,861	$—

December 31, 2009
Cash and short-term investments	$8,244	$8,244	$—	$—

Equity securities:
U.S. large-cap	82,663	40,450	42,213	—
U.S. mid-cap	30,356	30,356	—	—
U.S. small-cap	40,139	40,139	—	—
International equities	69,218	—	69,218	—
Fixed income securities:
U.S. bond funds	56,413	155	56,258	—
International bonds	25,561	—	25,561	—
Real estate securities	11,875	11,875	—	—

Other	887	—	887	—

	$325,356	$131,219	$194,137	$—

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of the Level 1 assets are based on quoted market prices from various financial exchanges. The Level 1 equity securities include Company stock valued at $8,571 at December 31, 2009. The fair values of the Level 2 assets are based primarily on quoted prices in active markets for similar assets or liabilities. The Level 2 assets are comprised primarily of commingled funds and fixed income securities. Commingled equity funds are valued at their net asset values based on quoted market prices of the underlying assets. Fixed income securities are valued using a market approach which considers observable market data for the underlying asset or securities.

The Company expects to contribute approximately $15,300 to the pension plans in 2011.

The following are the estimated future net benefit payments, which include future service, over the next 10 years:

	Pensions	Other Postretirement Benefits
2011	$26,576	$5,226
2012	27,001	5,278
2013	27,296	5,349
2014	27,667	5,111
2015	28,134	4,857
Years 2016-2020	147,290	21,534

Total	$283,964	$47,355

Pension and other postretirement benefit expenses consist of the following:

	Pensions			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Service cost	$6,155	$6,598	$7,683	$357	$465	$736
Interest cost	22,943	22,734	22,961	3,182	3,530	4,407
Expected return on plan assets	(30,938)	(30,676)	(31,780)	—	—	—
Amortization of prior service cost	937	944	1,245	(970)	(745)	966
Recognized losses	2,495	1,950	2,108	421	202	276
Curtailment loss (gain)	—	71	420	(950)	—	—
Special termination benefits	—	48	—	—	—	—

Net periodic benefit cost	$1,592	$1,669	$2,637	$2,040	$3,452	$6,385

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other non-owner changes to equity into net periodic benefit cost in 2011 are $5,250 and $1,103, respectively. The estimated net actuarial loss and prior service credit for other defined benefit postretirement plans that will be amortized from accumulated other non-owner changes to equity into net periodic benefit cost in 2011 are $646 and $(1,132), respectively.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted-average assumptions used to determine net benefit expense for years ended December 31, are:

	2010	2009	2008
U.S. plans:
Discount rate	6.20%	6.50%	6.40%
Long-term rate of return	9.00%	9.00%	9.00%
Increase in compensation	3.71%	3.71%	3.71%

Non-U.S. plans:
Discount rate	5.59%	6.02%	5.45%
Long-term rate of return	6.01%	6.03%	6.54%
Increase in compensation	2.71%	2.94%	2.97%

The expected long-term rate of return is based on the actual historical rates of return of published indices that are used to measure the plans’ target asset allocation. The historical rates are then discounted to consider fluctuations in the historical rates as well as potential changes in the investment environment.

The Company’s accumulated postretirement benefit obligations, exclusive of pensions, take into account certain cost-sharing provisions. The annual rate of increase in the cost of covered benefits (i.e., health care cost trend rate) is assumed to be 7.6% and 7.9% at December 31, 2010 and 2009, respectively, decreasing gradually to a rate of 4.5% by December 31, 2029. A one percentage point change in the assumed health care cost trend rate would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on postretirement benefit obligation	$865	$(789)
Effect on postretirement benefit cost	51	(47)

13. Stock-Based Compensation

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

Please refer to Note 18 for a description of the Company’s stock-based compensation plans and their general terms. As of December 31, 2010, incentives have been awarded in the form of performance share unit awards and restricted stock unit awards (collectively, “Rights”) and stock options. The Company has elected to use the straight-line method to recognize compensation costs. Stock option awards vest over a period ranging from six months to five years. The maximum term of stock option awards is 10 years. Upon exercise of a stock option or upon vesting of Rights, shares are issued from treasury shares held by the Company or from authorized shares.

During 2010, 2009 and 2008, the Company recognized $7,655, $4,208 and $5,841, respectively, of stock-based compensation cost and $2,903, $1,596 and $2,215, respectively, of related tax benefits in the accompanying consolidated statements of income. In addition, the Company has recorded $0, $0 and $1,531 of

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

excess tax benefits in additional paid-in capital in 2010, 2009 and 2008, respectively. The Company has not realized all available tax benefits for tax deductions from awards exercised or issued in these periods because these items did not reduce current taxes payable in the period. At December 31, 2010, the Company had $8,469 of unrecognized compensation costs related to unvested awards which are expected to be recognized over a weighted average period of 2.31 years.

The following table summarizes information about the Company’s stock option awards during 2010:

	Number of Shares	Weighted-Average Exercise Price
Outstanding, January 1, 2010	4,478,071	$16.40
Granted	572,400	15.79
Exercised	(365,446)	13.72
Forfeited	(469,214)	18.51

Outstanding, December 31, 2010	4,215,811	16.31

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Of Shares	Average Remaining Life (Years)	Average Exercise Price	Number Of Shares	Average Exercise Price
$9.11 to $12.62	1,090,846	5.98	$11.27	594,841	$11.12
$12.63 to $15.27	1,123,615	4.65	14.68	662,982	14.27
$15.28 to $19.13	1,001,092	1.84	17.08	943,192	17.10
$19.14 to $33.45	1,000,258	6.27	22.87	784,291	22.54

The Company received cash proceeds from the exercise of stock options of $5,013, $5,858 and $4,204 in 2010, 2009 and 2008, respectively. The total intrinsic value (the amount by which the stock price exceeds the exercise price of the option on the date of exercise) of the stock options exercised during 2010, 2009 and 2008 was $1,854, $1,369 and $3,947, respectively.

The weighted average grant date fair value of stock options granted in 2010, 2009 and 2008 was $5.64, $3.70 and $6.34, respectively. The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2010	2009	2008
Risk-free interest rate	2.32%	1.80%	2.72%
Expected life (years)	5.2	5.3	5.3
Expected volatility	49.5%	45.0%	32.9%
Expected dividend yield	2.98%	2.98%	2.97%

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

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding that are expected to vest and stock options outstanding that are exercisable at December 31, 2010:

Options Outstanding, Expected to Vest				Options Outstanding, Exercisable
Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term
4,121,558	$16.31	$20,238	4.71 years	2,985,306	$16.71	$13,405	3.22 years

The following table summarizes information about the Company’s Rights during 2010.

	Number of Units	Weighted-Average Grant Date Fair Value
Outstanding, January 1, 2010	463,398	$16.81
Granted	319,891	16.04
Forfeited	(2,559)	17.33
Vested / Issued	(137,129)	16.03

Outstanding, December 31, 2010	643,601	14.81

As of December 31, 2010, there were 643,601 non-vested Rights outstanding, of which 609,703 Rights vest upon meeting certain service conditions and 33,898 Rights vest upon satisfying established performance goals.

In addition, during 2010, there were 101,100 performance unit plan awards granted under the Stock and Incentive Award Plan. The performance unit plan awards are denominated in units with each unit being equivalent in value to one share of the Company’s common stock and are payable in cash. The performance unit plan awards vest upon satisfying established performance goals and are not included in either basic or diluted average common shares outstanding as these awards are settled in cash.

14. Income Taxes

The components of income from continuing operations before income taxes and the income tax provision follow:

	2010	2009	2008
Income from continuing operations before income taxes:
U.S.	$(9,175)	$(7,920)	$19,664
International	73,211	47,866	99,343

Income from continuing operations before income taxes	$64,036	$39,946	$119,007

Income tax provision:
Current:
U.S. – federal	$357	$(30)	$2,034
U.S. – state	758	203	52
International	11,384	8,306	12,335

	12,499	8,479	14,421

Deferred:
U.S. – federal	(423)	(2,236)	5,343
U.S. – state	(434)	290	1,612
International	(884)	(5,588)	4,950

	(1,741)	(7,534)	11,905

Income tax provision	$10,758	$945	$26,326

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets and liabilities at December 31 consist of the tax effects of temporary differences related to the following:

	Assets		Liabilities
	2010	2009	2010	2009
Allowance for doubtful accounts	$1,171	$1,197	$70	$35
Depreciation and amortization	2,541	1,972	12,060	12,428
Inventory valuation	11,018	10,139	992	904
Other postretirement/postemployment costs	20,889	21,011	(321)	(365)
Tax loss carryforwards	58,692	46,459	(1,349)	(1,925)
Pension	20,747	30,805	125	101
Accrued compensation	11,073	7,304	—	—
Goodwill	(28,337)	(23,425)	635	(71)
Swedish tax incentive	—	—	4,169	3,868
Contingent convertible debt interest	(25,046)	(22,375)	—	—
Unrealized foreign currency (loss) gain	—	—	2,652	3,332
Other	10,459	10,875	3,664	3,260

	83,207	83,962	22,697	21,567
Valuation allowance	(30,036)	(29,682)	—	—

	$53,171	$54,280	$22,697	$21,567

Current deferred income taxes	$10,449	$23,630	$1,667	$1,241
Non-current deferred income taxes	42,722	30,650	21,030	20,326

	$53,171	$54,280	$22,697	$21,567

The standards related to accounting for income taxes require that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. Available evidence includes the reversal of existing taxable temporary differences, future taxable income exclusive of temporary differences, taxable income in carryback years and tax planning strategies. The valuation allowance increased $353 in 2010 primarily as a result of the uncertainty regarding the realization of foreign and state net operating losses due to the uncertainty of future profitability of operations in foreign jurisdictions and brief carryforward periods.

Management believes that sufficient taxable income will be earned in the future to realize the remaining net deferred tax assets including tax operating loss carryforwards, principally in the United States. The realization of these assets is dependent in part on the amount and timing of future taxable income in the jurisdictions where deferred tax assets reside during the tax operating loss carryforward period. The Company has tax loss carryforwards of $193,049: $97,372 which relates to U.S. tax loss carryforwards which have carryforward periods ranging from 12 to 20 years for federal purposes and one to 20 years for state purposes; $34,939 which relates to international tax loss carryforwards with unlimited carry forward periods; $46,605 which relates to international tax loss carryforwards with carryforward periods ranging from three to nine years; and $14,133 which relates to windfall tax benefits which will be recorded to additional paid-in capital when realized. In addition, the Company has tax credit carryforwards of $2,972 with remaining carryforward periods ranging from one year to unlimited. In the United States, the Company is not in a cumulative loss position (defined as pre-tax book income plus permanent tax items) over the last three years and does not currently project to be in a cumulative loss position through 2011. As the ultimate realization of the remaining net deferred tax assets is dependent upon future taxable income, if such future taxable income is not earned and it becomes necessary to recognize a valuation allowance, it could result in a material increase in the Company’s tax expense which could have a material adverse effect on the Company’s financial condition and results of operations.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has not recognized deferred income taxes on $592,343 of undistributed earnings of its international subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends, the Company would be subject, in certain cases, to both U.S. income taxes and foreign withholding taxes. Determination of the amount of this unrecognized deferred income tax liability is not practicable. During 2010, the Company repatriated a dividend from a portion of current year foreign earnings to the U.S. in the amount of $7,451. This dividend increased tax expense by $3,003 and increased the 2010 annual effective tax rate by 4.7 percentage points.

A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate follows:

	2010	2009	2008
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes (net of federal benefit)	0.4	0.7	0.4
Foreign losses without tax benefit	3.2	11.9	4.2
Foreign operations taxed at lower rates	(26.9)	(46.5)	(21.9)
ESOP dividend	(0.7)	(1.8)	(0.8)
Repatriation from current year foreign earnings	4.7	—	—
European deferred tax asset valuation	—	—	3.4
Other	1.1	3.1	1.8

Consolidated effective income tax rate	16.8%	2.4%	22.1%

The Company has been awarded multi-year Pioneer tax status by the Ministry of Trade and Industry in Singapore for the production of certain engine components by the aerospace aftermarket business of Logistics and Manufacturing Services, the earliest of which was granted in August 2005 retroactive to October 2003. Tax benefits of $6,043 ($0.11 per diluted share), $7,178 ($0.13 per diluted share) and $9,790 ($0.18 per diluted share) were recorded in 2010, 2009 and 2008, respectively. In 2010, the Pioneer tax status for certain of the Company’s engine components was awarded a two-year extension. The Pioneer tax status is now awarded for periods of seven to nine years from the effective date and is scheduled to begin to expire in 2012.

Income taxes paid globally, net of refunds, were $9,599, $11,372 and $18,836 in 2010, 2009 and 2008, respectively.

As of December 31, 2010, 2009 and 2008, the total amount of unrecognized tax benefits recorded in the consolidated balance sheet was $7,102, $7,017 and $7,611, respectively, which, if recognized, would have reduced the effective tax rate in those years. A reconciliation of the unrecognized tax benefits for 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Balance at January 1	$7,017	$7,611	$7,964
Increase (decrease) in unrecognized tax benefits due to:
Tax positions taken during prior periods	240	—	(30)
Tax positions taken during the current period	17	59	(209)
Settlements with taxing authorities	—	(320)	(70)
Lapse of the applicable statute of limitations	(172)	(333)	(44)

Balance at December 31	$7,102	$7,017	$7,611

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $39, $29 and $119 at December 31, 2010, 2009 and 2008, respectively.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by various taxing authorities, including the IRS in the U.S. and the taxing authorities in other major jurisdictions such as Brazil, Canada, France, Germany, Mexico, Singapore, Sweden, Switzerland and the United Kingdom. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. See Note 21 for a discussion of current IRS matters.

15. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, stockholders. For the Company, comprehensive income includes net income and other non-owner changes to equity, net of taxes. The components of accumulated other non-owner changes to equity, net of taxes, follow:

	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) On Hedging Activities	Postretirement Plans	Total
Balance, January 1, 2008	$43,140	$565	$(33,231)	$10,474
2008 change	(35,628)	(2,464)	(62,298)	(100,390)

December 31, 2008	7,512	(1,899)	(95,529)	(89,916)
2009 change	28,399	273	11,748	40,420

December 31, 2009	35,911	(1,626)	(83,781)	(49,496)
2010 change	16,973	1,446	(5,517)	12,902

December 31, 2010	$52,884	$(180)	$(89,298)	$(36,594)

Included in the 2008 changes in foreign currency translation adjustments are $7,691 of net gains that are related to financial instruments that qualify as hedges of the foreign currency exposure of a net investment hedge in a foreign operation. In 2008, the Company terminated this hedge and received a payment of $1,869 at termination.

16. Common Stock

In 2010, no common stock was issued from treasury. In 2009, 737,463 shares of common stock were issued from treasury for a contribution to the Company’s pension plans. An additional 1,154,265 shares of common stock were issued from treasury in 2009 as a result of the repurchase of convertible notes. In 2008, 38,000 shares of common stock were issued from treasury for contributions to the Barnes Group Foundation. In 2010, 2009 and 2008, the Company acquired 1,483,527 shares, 20,791 shares and 2,486,526 shares, respectively, of the Company’s common stock at a cost of $28,100, $314 and $34,209, respectively. These amounts exclude shares reacquired to pay for the related income tax upon issuance of shares in accordance with the terms of the Company’s stockholder-approved equity compensation plans and the equity rights granted pursuant to those plans. These reacquired shares were placed in treasury.

In 2010, 2009 and 2008, 544,366 shares, 744,125 shares and 708,606 shares of common stock, respectively, were issued from authorized shares for the exercise of stock options, various other incentive awards and purchases by the Employee Stock Purchase Plan.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Preferred Stock

At December 31, 2010 and 2009, the Company had 3,000,000 shares of preferred stock authorized, none of which were outstanding.

18. Stock Plans

Most U.S. salaried and non-union hourly employees are eligible to participate in the Company’s 401(k) plan, the Retirement Savings Plan. The Retirement Savings Plan provides for the investment of employer and employee contributions in various investment alternatives including the Company’s common stock, at the employee’s direction. Through June 30, 2009, the Company contributed an amount equal to 50% of employee contributions up to 6% of eligible compensation. As of July 1, 2009, the Company match was temporarily suspended. Effective April 1, 2010, the Company reinstated the Company match. The Company expenses all contributions made to the Retirement Savings Plan. The Company recognized expense of $2,481, $1,424 and $4,013 in 2010, 2009 and 2008, respectively. As of December 31, 2010, the Retirement Savings Plan held 3,469,003 shares of the Company’s common stock.

The Company has an Employee Stock Purchase Plan (“ESPP”) under which eligible employees may elect to have up to the lesser of $25 or 10% of base compensation deducted from their payroll checks for the purchase of the Company’s common stock at 95% of the average market value on the date of purchase. The maximum number of shares which may be purchased under the ESPP is 4,550,000. The number of shares purchased under the ESPP was 41,791, 64,394 and 52,674 in 2010, 2009 and 2008, respectively. The Company received cash proceeds from the purchase of these shares of $733, $829 and $967 in 2010, 2009 and 2008, respectively. As of December 31, 2010, 396,027 additional shares may be purchased.

The 1991 Barnes Group Stock Incentive Plan (the “1991 Plan”) authorized the granting of incentives to executive officers, directors and key employees in the form of stock options, stock appreciation rights, incentive stock rights and performance unit awards. Options granted under the 1991 Plan that terminated without being exercised become available for future grants under the 2004 Plan. A maximum of 142,053 common shares are subject to issuance under this plan after December 31, 2010.

The Barnes Group Inc. Employee Stock and Ownership Program (the “2000 Plan”) was approved on April 12, 2000, and subsequently amended on April 10, 2002 by the Company’s stockholders. The 2000 Plan permitted the granting of incentive stock options, nonqualified stock options, restricted stock awards, performance share or cash unit awards and stock appreciation rights, or any combination of the foregoing, to eligible employees to purchase up to 6,900,000 shares of the Company’s common stock. Such shares were authorized and reserved. Options granted under the 2000 Plan that terminate without being exercised become available for future grants under the 2004 Plan. A maximum of 360,414 common shares are subject to issuance under the 2000 Plan after December 31, 2010.

The Barnes Group Stock and Incentive Award Plan (the “2004 Plan”) was approved on April 14, 2004, and subsequently amended on April 20, 2006 and May 7, 2010 upon approval of Amendments to the 2004 Plan on such dates by the Company’s stockholders. The 2004 Plan permits the issuance of incentive awards, stock option grants and stock appreciation rights to eligible participants to purchase up to 5,700,000 shares of common stock. Of this amount as of December 31, 2010 and 2009, there were 2,755,053 and 1,249,462 shares, respectively, available for future grants under the 2004 Plan. Also available for grants under the Plan are the number of shares of common stock reserved for grants of awards under the 1991 and 2000 Plans (collectively, the “Prior Plans”) but not used as of April 14, 2004 and the number of shares of common stock that become available under the

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terms of the 1991, 2000 and 2004 Plans, including shares subject to awards which are forfeited, settled for cash, expire or otherwise terminate without issuance of the shares. Including shares of common stock that become available under the terms of the Prior Plans, a maximum of 7,039,998 common shares are subject to issuance under the 2004 Plan after December 31, 2010.

Incentive stock rights under the 1991 Plan, restricted stock unit awards under the 2000 Plan and restricted stock unit awards under the 2004 Plan (collectively, “Stock Rights”) entitle the holder to receive, without payment, one share of the Company’s common stock after the expiration of the vesting period. Certain Stock Rights are also subject to the satisfaction of established performance goals. Additionally, holders of certain Stock Rights are credited with dividend equivalents, which are converted into additional Stock Rights, and holders of certain restricted stock units are paid dividend equivalents in cash when dividends are paid to other stockholders. All Stock Rights have a vesting period of up to five years.

Under the Non-Employee Director Deferred Stock Plan, as further amended, each non-employee director who joined the Board of Directors prior to December 15, 2005 was granted the right to receive 12,000 shares of the Company’s common stock upon retirement. In 2010 and 2009, $25 and $42, respectively, of dividend equivalents were paid in cash related to these shares. Compensation cost related to this plan was $28, $28 and $31 in 2010, 2009 and 2008, respectively. There are 72,000 shares reserved for issuance under this plan. Each non-employee director who joins the Board of Directors subsequent to December 15, 2005 will receive restricted stock units under the 2004 Plan having a value of $50 that vest three years after the date of grant.

Total shares reserved for issuance under all stock plans aggregated 8,010,492 at December 31, 2010.

19. Weighted Average Shares Outstanding

Income from continuing operations and net income per common share is computed in accordance with accounting standards related to earnings per share. Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the year. Share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, as such, should be included in the calculation of basic earnings per share. The Company’s restricted stock unit awards which contain nonforfeitable rights to dividends are considered participating securities. Diluted earnings per share reflects the assumed exercise and conversion of all dilutive securities. Shares held by the Retirement Savings Plan are considered outstanding for both basic and diluted earnings per share. There are no significant adjustments to income from continuing operations and net income for purposes of computing income available to common stockholders for the years ended December 31, 2010, 2009 and 2008. A reconciliation of the weighted average number of common shares outstanding used in the calculation of basic and diluted earnings per share follows:

	Weighted Average Common Shares Outstanding
	2010	2009	2008
Basic	55,259,732	53,879,976	53,989,034
Dilutive effect of:
Stock options	591,943	245,784	957,608
Restricted stock units	4,608	4,318	295,156
Convertible senior subordinated debt	—	—	503,808
Non-Employee Director Deferred Stock Plan	68,904	76,348	67,060

Diluted	55,925,187	54,206,426	55,812,666

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The calculation of weighted-average diluted shares outstanding excludes all anti-dilutive shares. During 2010, 2009 and 2008, the Company excluded 1,730,632, 3,560,600 and 1,485,639 stock options, respectively, from the calculation of diluted weighted-average shares outstanding as the stock options were considered anti-dilutive.

The 3.75% Convertible Notes are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price is approximately $20.62 per share of common stock. The dilutive effect of the notes is determined based on the average closing price of the Company’s stock for the last 30 trading days of each quarter as compared to the conversion price. Under the net share settlement method, there were no potential shares issuable under the notes as the notes would have been anti-dilutive in 2010 and 2009.

The 3.375% Convertible Notes are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price is approximately $28.31 per share of common stock. The dilutive effect of the notes is determined based on the average closing price of the Company’s stock for the last 30 trading days of each quarter as compared to the conversion price. Under the net share settlement method, there were no potential shares issuable under the notes as the notes would have been anti-dilutive in 2010 and 2009.

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

Logistics and Manufacturing Services has sales, distribution, and manufacturing operations in the United States, Belgium, Brazil, Canada, China, Denmark, France, Germany, Holland, Italy, Mexico, Singapore, Spain, Switzerland and the United Kingdom. Products and services are available in more than 40 countries.

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

The Logistics and Manufacturing Services segment faces active competition throughout the world. The products and services offered are not unique, and its competitors provide substantially similar products and services. Competition comes from local, regional, and national, maintenance and repair supply distributors and specialty manufacturers of springs, gas struts and engineered hardware. The aerospace aftermarket business competes with aerospace OEMs, service centers of major commercial airlines and other independent service companies for the repair and overhaul of turbine engine components. Service alternatives, timeliness and reliability of supply, price, technical capability, product breadth, quality and overall customer service are important competitive factors.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Precision Components is a global supplier of engineered components for critical applications focused on providing solutions for a diverse industrial, transportation and aerospace customer base. It is equipped to produce virtually every type of precision spring, from fine hairsprings for electronics and instruments to large heavy-duty springs for machinery as well as precision-machined and fabricated components and assemblies for OEM turbine engine, airframe and industrial gas turbine builders throughout the world, and the military. It is also a leading manufacturer and supplier of precision mechanical springs, compressor reed valves and nitrogen gas products based in North America and among the world’s largest manufacturers of precision mechanical products and nitrogen gas products. Precision Components also manufactures high-precision punched and fine-blanked components used in transportation and industrial applications, nitrogen gas springs and manifold systems used to precisely control stamping presses, and retention rings that position parts on a shaft or other axis.

Precision Components has a diverse customer base with products purchased by durable goods manufacturers located around the world in industries including transportation, consumer products, farm equipment, telecommunications, medical devices, home appliances and electronics, and airframe and gas turbine engine manufacturers for commercial and military jets, business jets, and land-based industrial gas turbines. Long-standing customer relationships enable Precision Components to participate in the design phase of components and assemblies through which customers receive the benefits of manufacturing research, testing and evaluation. Products are sold primarily through Precision Components’ direct sales force and a global distribution channel.

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

Precision Components has manufacturing, sales and distribution operations in the United States, Brazil, China, Germany, Korea, Mexico, Singapore, Sweden, Switzerland, Thailand and the United Kingdom.

The Company evaluates the performance of its reportable segments based on the operating profit of the respective businesses, which includes net sales, cost of sales, selling and administrative expenses and certain components of other expense (income), net, as well as the allocation of corporate overhead expenses.

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

Operations by Reportable Business Segment

	Logistics and Manufacturing Services	Precision Components	Other	Total Company
Revenues
2010	$548.5	$595.9	$(11.2)	$1,133.2
2009	539.1	501.5	(6.4)	1,034.2
2008	691.8	683.0	(12.7)	1,362.1

Operating profit
2010	$36.9	$49.6	$—	$86.5
2009	44.0	16.6	—	60.5
2008	79.1	68.5	—	147.6

Assets
2010	$716.5	$605.8	$81.0	$1,403.3
2009	723.6	539.6	88.8	1,352.0
2008	756.3	575.4	103.7	1,435.4

Depreciation and amortization
2010	$24.9	$26.1	$1.8	$52.8
2009	24.7	24.8	2.0	51.5
2008	25.1	25.0	2.3	52.4

Capital expenditures
2010	$10.0	$18.7	$0.1	$28.8
2009	13.8	16.3	0.4	30.5
2008	14.0	33.3	4.6	51.9

Notes:

One customer, General Electric, accounted for 18%, 21% and 18% of the Company’s total revenues in 2010, 2009 and 2008, respectively.

“Other” revenues represent the elimination of intersegment sales.

“Other” assets include corporate-controlled assets, the majority of which are cash and deferred tax assets.

A reconciliation of the total reportable segments’ operating profit to income from continuing operations before income taxes follows:

	2010	2009	2008
Operating profit	$86.5	$60.5	$147.6
Interest expense	20.0	22.6	26.6
Other expense (income), net	2.5	(2.0)	2.0

Income from continuing operations before income taxes	$64.0	$39.9	$119.0

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operations by Geographic Area

	Domestic	International	Other	Total Company
Revenues
2010	$701.7	$473.2	$(41.7)	$1,133.2
2009	655.4	411.3	(32.5)	1,034.2
2008	835.1	572.9	(45.9)	1,362.1

Long-lived assets
2010	$290.4	$619.9	$—	$910.3
2009	299.3	619.4	—	918.7
2008	306.2	620.5	—	926.7

Notes:

International sales derived from any one country did not exceed 10% of the Company’s total revenues.

“Other” revenues represent the elimination of intercompany sales between geographic locations, of which approximately 47% were sales from international locations to domestic locations.

Long-lived assets located in any one international country that exceeded 10% of the Company’s total long-lived assets as of December 31, 2010 were $257.4 million of intangible assets related to the RSPs recorded in Singapore and $145.9 million primarily related to goodwill and property, plant and equipment at the Hänggi division of the Precision Components segment located in Switzerland.

21. Commitments and Contingencies

Leases

The Company has various noncancellable operating leases for buildings, office space and equipment. Rent expense was $20,179, $20,535 and $20,117 for 2010, 2009 and 2008, respectively. Minimum rental commitments under noncancellable leases in years 2011 through 2015 are $11,588, $8,524, $6,687, $3,911 and $1,791, respectively, and $5,885 thereafter. The rental expense and minimum rental commitments of leases with step rent provisions are recognized on a straight-line basis over the lease term.

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not significant as of December 31, 2010 or 2009.

The Company was named in a lawsuit arising out of an alleged breach of contract and implied warranty by a customer of Toolcom Suppliers Limited, a division of the Logistics and Manufacturing Services segment, related to the sale of certain products prior to the Company’s 2005 acquisition of Toolcom. In 2006, the plaintiff filed the lawsuit in civil court in Scotland and asserted that certain products sold were not fit for a particular use and claims approximately 5,500 pounds sterling (approximately $8,500) in damages, plus interest at the statutory rate of 8% per annum and costs. The court found that Toolcom was in breach of contract and implied warranty, and ordered Toolcom to pay a portion of the plaintiff’s attorneys’ fees. The court has not made determinations as to causation and damages and although the Company intends to vigorously defend its position with respect to causation and damages, the Company is unable to make a reasonable estimate of loss or to determine whether or not an adverse judgment on causation and damages could result in a material loss. Because the Company cannot make a reasonable estimate of loss at this time no liability beyond the Company’s estimate of the attorneys’ fees it was ordered to pay has been recorded.

Income Taxes

In connection with an IRS audit for the tax years 2000 through 2002, the IRS proposed adjustments to these tax years of approximately $16,500, plus a potential penalty of 20% of the tax assessment plus interest. The

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

22. Accounting Changes

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-6 “Improving Disclosures about Fair Value Measurements”. This ASU required interim disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements. Additionally, this ASU required disclosure for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The Company adopted the quarterly provisions of this ASU in 2010. Further, the ASU will require separate presentation of Level 3 activity for the fair value measurements beginning with fiscal years beginning after December 15, 2010. As the Company currently does not have any Level 3 assets or liabilities, adoption of this ASU is not expected to materially impact the Company.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Barnes Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Barnes Group Inc. and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP PricewaterhouseCoopers LLP Hartford, Connecticut February 18, 2011

QUARTERLY DATA (UNAUDITED)

(Dollars in millions, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2010
Net sales	$278.1	$281.9	$289.9	$283.3	$1,133.2
Gross profit (1)	100.1	104.1	104.9	100.1	409.2
Operating income	19.7	23.7	24.8	18.3	86.5
Net income	11.8	14.8	15.1	11.5	53.3
Per common share:
Net income – basic	$.21	$.27	$.27	$.21	$.96
Net income – diluted	.21	.26	.27	.21	.95
Dividends	.08	.08	.08	.08	.32
Market prices (high - low)	$19.85-15.25	$21.08-16.30	$18.38-15.15	$21.14-17.11	$21.14-15.15

2009
Net sales	$262.2	$255.2	$260.3	$256.5	$1,034.2
Gross profit (1)	95.0	89.5	89.8	88.7	363.0
Operating income	20.5	14.1	14.6	11.4	60.5
Net income	11.5	10.4	10.9	6.2	39.0
Per common share:
Net income – basic	$.22	$.20	$.20	$.11	$.72
Net income – diluted	.22	.19	.20	.11	.72
Dividends	.16	.16	.08	.08	.48
Market prices (high - low)	$16.04-7.69	$16.94-10.33	$17.87-10.85	$19.11-15.01	$19.11-7.69

(1)	Sales less cost of sales.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon, and as of the date of, that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2010, which appears on page 68 of this Annual Report on Form 10-K.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Information with respect to our directors and nominees may be found under the caption “Election of Directors” of the Company’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 6, 2011 (the “Proxy Statement”). Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

The Company’s executive officers as of the date of this Annual Report are as follows:

Executive Officer	Position	Age as of December 31, 2010
Gregory F. Milzcik	President and Chief Executive Officer	51

Marian Acker	Vice President, Controller	48

Jerry W. Burris	Vice President, Barnes Group Inc., and President, Precision Components	47

Joseph D. DeForte	Vice President, Tax	68

Patrick J. Dempsey	Vice President, Barnes Group Inc., and President, Logistics and Manufacturing Services	46

Dawn N. Edwards	Senior Vice President, Human Resources	42

Claudia S. Toussaint	Senior Vice President, General Counsel and Secretary	47

Lawrence W. O’Brien	Vice President, Treasurer	61

Christopher J. Stephens, Jr.	Senior Vice President, Finance and Chief Financial Officer	46

Each officer holds office until his or her successor is chosen and qualified or otherwise as provided in the Company’s By-Laws, except Mr. Milzcik who holds office pursuant to an employment agreement with the Company. No family relationships exist among the executive officers of the Company. Except for Mr. Burris, Mr. Stephens, and Ms. Toussaint, each of the Company’s executive officers has been employed by the Company or its subsidiaries in an executive or managerial capacity for at least the past five years.

Ms. Acker joined the Company in May, 1993. She was appointed Vice President, Controller, on January 1, 2010. From February 2009 until December 2009, she was Vice President, Corporate Controller. Prior to her promotion to Vice President, Corporate Controller, Ms. Acker served as Assistant Controller, a position she held for eight years. Before that time, Ms. Acker held various positions of increasing responsibility in the Company’s Finance function.

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

Ms. Edwards joined the Company in September, 1998. She was appointed Senior Vice President, Human Resources effective August, 2009. From December 2008 until August 2009, she served as Vice President of Human Resources – Global Operations. From 1998 until December 2008, Ms. Edwards served as Group Director, Human Resources.

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

Ms. Toussaint joined the Company in April, 2010 as Senior Vice President, General Counsel and Secretary. Prior to joining Barnes Group, Ms. Toussaint served as General Counsel and Corporate Secretary for Embarq Corporation. Prior to joining Embarq in 2006, Ms. Toussaint served as Vice President, Corporate Governance and Ethics, and Corporate Secretary for Sprint Corporation.

AUDIT COMMITTEE

Ms. Mangum and Messrs. Benanav, Bristow, McClellan and Morgan are the members of the Company’s audit committee which is a separately designated standing committee of the Board of Directors of the Company established in accordance with Section 3(a)(58)(A) of the Exchange Act.

The Company’s Board of Directors has determined that Mr. Morgan, who qualifies as an independent director under the New York Stock Exchange corporate governance listing standards and the Company’s Corporate Governance Guidelines, is an “audit committee financial expert,” as such term is defined by the Securities and Exchange Commission.

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

Item 14. Principal Accountant Fees and Services

The information in the Proxy Statement under “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The following Financial Statements and Supplementary Data of the Company are set forth herein under Item 8 of this Annual Report:

Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

(a)(2)	See Financial Statement Schedule under Item 15(c).

(a)(3)	See Item 15(b) below.

(b)	The Exhibits required by Item 601 of Regulation S-K are filed as Exhibits to this Annual Report and indexed at pages 78 through 82 of this Annual Report.

(c)	Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2010, 2009 and 2008

(In thousands)

Allowances for Doubtful Accounts:
Balance December 31, 2007	$5,452
Provision charged to income	4,319
Doubtful accounts written off (net)	(3,226)
Other adjustments (1)	(371)

Balance December 31, 2008	6,174
Provision charged to income	3,322
Doubtful accounts written off (net)	(3,709)
Other adjustments (1)	128

Balance December 31, 2009	5,915
Provision charged to income	1,784
Doubtful accounts written off (net)	(2,221)
Other adjustments (1)	(452)

Balance December 31, 2010	$5,026

(1)	Opening balances of acquired businesses, foreign currency translation and other reclassifications.

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2010, 2009 and 2008

(In thousands)

Valuation Allowance on Deferred Tax Assets:
Balance December 31, 2007	$16,092
Additions charged to income tax expense	9,463
Additions charged to other comprehensive income	346
Reductions credited to income tax expense	(510)
Changes due to foreign currency translation	(2,747)

Balance December 31, 2008	22,644
Additions charged to income tax expense	6,806
Reductions charged to other comprehensive income	(459)
Reductions credited to income tax expense	(1,463)
Changes due to foreign currency translation	2,154

Balance December 31, 2009	29,682
Additions charged to income tax expense	1,893
Reductions charged to other comprehensive income	(149)
Reductions credited to income tax expense	(1,533)
Changes due to foreign currency translation	143

Balance December 31, 2010	$30,036

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 18, 2011

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

/S/ GREGORY F. MILZCIK
Gregory F. Milzcik
President and Chief Executive Officer
(Principal Executive Officer), and Director

/S/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr.
Senior Vice President, Finance
Chief Financial Officer
(Principal Financial Officer)

/S/ MARIAN ACKER
Marian Acker
Vice President, Controller
(Principal Accounting Officer)

/S/ THOMAS O. BARNES
Thomas O. Barnes
Director

/S/ THOMAS J. ALBANI
Thomas J. Albani
Director

/S/ JOHN W. ALDEN
John W. Alden
Director

/S/ GARY G. BENANAV
Gary G. Benanav
Director

/S/ WILLIAM S. BRISTOW, JR.
William S. Bristow, Jr.
Director

/S/ GEORGE T. CARPENTER
George T. Carpenter
Director

/S/ MYLLE H. MANGUM
Mylle H. Mangum
Director

/S/ HASSELL H. MCCLELLAN
Hassell H. McClellan
Director

/S/ WILLIAM J. MORGAN
William J. Morgan
Director

EXHIBIT INDEX

Barnes Group Inc.

Annual Report on Form 10-K

for the Year ended December 31, 2010

Exhibit No.	Description	Reference
3.1	Restated Certificate of Incorporation; Certificate of Designation; Preferences and Rights of Series A Junior Participating Preferred Stock; Certificate of Change of location of registered office and of registered agent, dated December 13, 2002; Certificate of Merger of domestic company, dated May 19, 2004; and Certificate of Amendment of Restated Certificate of Incorporation of Barnes Group Inc., dated April 20, 2006.	Incorporated by reference to Exhibit 3 to the Company’s report on Form 10-Q for the quarter ended March 31, 2006.

3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Company on February 14, 2011.

4.1	(i) Fourth Amended and Restated Revolving Credit Agreement, dated September 19, 2007, among the Company and several commercial banks.	Incorporated by reference to Exhibit 4.1(i) to the Company’s report on Form 10-Q for the quarter ended September 30, 2007.

	(ii) Guaranty of the Company, dated as of September 19, 2007.	Incorporated by reference to Exhibit 4.1(ii) to the Company’s report on Form 10-Q for the quarter ended September 30, 2007.

	(iii) Sharing Agreement, dated as of January 11, 2006.	Incorporated by reference to Exhibit 4.1(ii) to the Company’s report on Form 10-K for the year ended December 31, 2005.

4.2	Purchase Agreement among the Company and several initial purchasers named therein, dated July 26, 2005, relating to the Company’s 3.75% Convertible Senior Subordinated Notes due 2025.	Incorporated by reference to Exhibit 4.1 to Form 8-K, filed by the Company on August 2, 2005.

4.3	Indenture between the Company and the Bank of New York Trust Company, N.A., as Trustee under the Indenture, dated as of August 1, 2005, relating to the Company’s 3.75% Convertible Senior Subordinated Notes due 2025.	Incorporated by reference to Exhibit 4.3 to Form 8-K, filed by the Company on August 2, 2005.

4.4	Resale Registration Rights Agreement between the Company and Banc of America Securities LLC, as Representative of the Initial Purchasers, dated August 1, 2005, relating to the Company’s 3.75% Convertible Senior Subordinated Notes due 2025.	Incorporated by reference to Exhibit 4.4 to Form 8-K, filed by the Company on August 2, 2005.

Exhibit No.		Description	Reference
4.5		Purchase Agreement among the Company and several initial purchasers named therein, dated March 6, 2007, relating to the Company’s 3.375% Convertible Senior Subordinated Notes due 2027.	Incorporated by reference to Exhibit 4.1 to Form 8-K, filed by the Company on March 7, 2007.

4.6		Indenture between the Company and the Bank of New York Trust Company, N.A., as Trustee under the Indenture, dated as of March 12, 2007, relating to the Company’s 3.375% Convertible Senior Subordinated Notes due 2027.	Incorporated by reference to Exhibit 4.3 to Form 8-K, filed by the Company on March 12, 2007.

4.7		Resale Registration Rights Agreement between the Company and Banc of America Securities LLC, as Representative of the Initial Purchasers, dated March 12, 2007, relating to the Company’s 3.375% Convertible Senior Subordinated Notes due 2027.	Incorporated by reference to Exhibit 4.4 to Form 8-K, filed by the Company on March 12, 2007.

4.8		(i) ISDA Master Agreement, dated as of March 6, 2008.	Incorporated by reference to Exhibit 4.1(i) to the Company’s report on Form 10-Q for the quarter ended June 30, 2008.

		(ii) Schedule to Wells Fargo Bank, N.A. ISDA Master Agreement.	Incorporated by reference to Exhibit 4.1(ii) to the Company’s report on Form 10-Q for the quarter ended June 30, 2008.

		(iii) Schedule to JP Morgan Chase Bank, N.A. ISDA Master Agreement.	Incorporated by reference to Exhibit 4.2(i) to the Company’s report on Form 10-Q for the quarter ended June 30, 2008.

10.1	*	Barnes Group Inc. Management Incentive Compensation Plan, amended October 22, 2008.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-K for the year ended December 31, 2008.

10.2	*	(i) Barnes Group Inc. Retirement Benefit Equalization Plan, as amended and restated effective February 8, 2010.	Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q for the quarter ended March 31, 2010.

10.3	*	(i) Barnes Group Inc. Supplemental Senior Officer Retirement Plan, as amended and restated effective January 1, 2009.	Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-K for the year ended December 31, 2008.

		(ii) Amendment to the Barnes Group Inc. Supplemental Senior Officer Retirement Plan dated December 30, 2009.	Incorporated by reference to Exhibit 10.3 (ii) to the Company’s report on Form 10-K for the year ended December 31, 2009.

10.4	*	1991 Barnes Group Stock Incentive Plan, as amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-K for the year ended December 31, 2008.

10.5	*	Barnes Group Inc. Non-Employee Director Deferred Stock Plan, as amended and restated December 31, 2008.	Incorporated by reference to Exhibit 10.5 to the Company’s report on Form 10-K for the year ended December 31, 2008.

Exhibit No.		Description	Reference
10.6	*	Barnes Group Inc. Directors’ Deferred Compensation Plan, as amended and restated December 31, 2008.	Incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-K for the year ended December 31, 2008.

10.7	*	Barnes Group Inc. Senior Executive Enhanced Life Insurance Program, as amended and restated effective December 31, 2008.	Incorporated by reference to Exhibit 10.7 to the Company’s report on Form 10-K for the year ended December 31, 2008.

10.8	*	Barnes Group Inc. Supplemental Executive Retirement Plan, as amended and restated effective February 8, 2010.	Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended March 31, 2010.

10.9	*	Form of Barnes Group Inc. Executive Officer Severance Agreement, as amended December 31, 2008.	Incorporated by reference to Exhibit 10.10 to the Company’s report on Form 10-K for the year ended December 31, 2008.

10.10	*	Form of Barnes Group Inc. Executive Officer Severance Agreement as amended March 31, 2010.	Filed with this report.

10.11	*	Barnes Group Inc. Amended Employee Stock and Ownership Program as further amended.	Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended March 31, 2003.

10.12	*	Barnes Group Inc. Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2001.

10.13	*	Barnes Group Inc. Executive Separation Pay Plan, as amended and restated effective January 1, 2011.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2010.

10.14	*	(i) Barnes Group Inc. Performance Linked Bonus Plan for Selected Executive Officers, as amended October 22, 2008.	Incorporated by reference to Exhibit 10.14 to the Company’s report on Form 10-K for the year ended December 31, 2008.

10.15	*	(i) Barnes Group Inc. Stock and Incentive Award Plan, as amended December 31, 2008.	Incorporated by reference to Exhibit 10.15 to the Company’s report on Form 10-K for the year ended December 31, 2008.

		(ii) Barnes Group Inc. Stock and Incentive Award Plan, as amended March 15, 2010.	Incorporated by reference to Annex 1 to the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission on April 5, 2010.

		(iii) Amendment 2010-1 approved on December 9, 2010 to the Barnes Group Inc. Stock and Incentive Award Plan as amended March 15, 2010.	Filed with this report.

		(iv) Exercise of Authority Relating to the Stock and Incentive Award Plan, dated March 3, 2009.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2009.

Exhibit No.		Description	Reference
10.16	*	(i) Barnes Group 2009 Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009.
		(ii) Trust Agreement between the Company and Fidelity Management Trust Company (Barnes Group 2009 Deferred Compensation Plan) dated September 1, 2009.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2009.

		(iii) Amendment to the Barnes Group 2009 Deferred Compensation Plan dated December 30, 2009.	Incorporated by reference to Exhibit 10.16(iii) to the Company’s Form 10-K for the year ended December 31, 2009.

10.17	*	Barnes Group Inc. Trust Agreement for Specified Plans.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2010.

10.18	*	Employment Agreement by and between the Company and Gregory F. Milzcik, as amended December 31, 2008.	Incorporated by reference to Exhibit 10.1, on Form 8-K/A, filed by the Company on January 20, 2009.

10.19	*	Form of Incentive Compensation Reimbursement Agreement between the Company and certain Executive Officers.	Filed with this report.

10.20	*	Form of Indemnification Agreement between the Company and its Executive Officers and Directors.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2010.

10.21	*	(i) Agreement between Francis C. Boyle, Jr. and Barnes Group Inc., dated January 12, 2009.	Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2008.

		(ii) Consulting agreement between Barnes Group Inc. and Francis C. Boyle, Jr. dated February 22, 2010.	Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-Q for the quarter ended March 31, 2010.

10.22	*	Consulting Agreement between the Company and John R. Arrington, dated September l1, 2009.	Incorporated by reference to Exhibit 10.5 to the Company’s report on Form 10-Q for the quarter ended September 30, 2009.

10.23	*	Consulting Agreement between the Company and Signe S. Gates dated February 24, 2010.	Incorporated by reference to Exhibit 10.5 to the Company’s report on Form 10-Q for the quarter ended March 31, 2010.

10.24	*	Form of Amended and Restated Restricted Stock Unit Award Agreement for Directors.	Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2008.

10.25	*	Form of Non-Qualified Stock Option Agreement for CEO.	Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2008.

10.26	*	Form of Non-Qualified Stock Option Agreement for employees grade 21 and up.	Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2008.

Exhibit No.	Description	Reference
10.27*	Form of Amended and Restated Restricted Stock Unit Award Agreement for CEO.	Incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2008.
10.28*	Form of Amended and Restated Restricted Stock Unit Award Agreement for employees grade 21 and up.	Incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2008.

10.29*	Form of Amended and Restated Performance Share Award Agreement for Officers.	Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31, 2008.

10.30*	Form of Amended and Restated Contingent Dividend Equivalent Rights Agreement for officers.	Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2008.

10.31*	Form of Amended and Restated Performance Share Award Agreement for CEO.	Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2008.

10.32*	Form of Amended and Restated Contingent Dividend Equivalent Rights Agreement for CEO.	Incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2008.

10.33*	Form of Amended and Restated Restricted Stock Unit Award Agreement for T. Albani.	Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2008.

21	List of Subsidiaries.	Filed with this report.

23	Consent of Independent Registered Public Accounting Firm.	Filed with this report.

31.1	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

31.2	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

32	Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.

101.INS	XBRL Instance Document.	Furnished with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Furnished with this report.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Furnished with this report.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Furnished with this report.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Furnished with this report.

*	Management contract or compensatory plan or arrangement.

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