Form 10-Q
period 2011-03-31
BARNES GROUP INC
filed 2011-04-29
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

The registrant had outstanding 54,456,457 shares of common stock as of April 27, 2011.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2011	2010
Net sales	$318,754	$278,137

Cost of sales	203,175	178,023
Selling and administrative expenses	86,130	80,447
	289,305	258,470
Operating income	29,449	19,667

Interest expense	3,668	5,118
Other expense (income), net	505	324
Income before income taxes	25,276	14,225

Income taxes	6,204	2,396
Net income	$19,072	$11,829

Per common share:
Net income:
Basic	$0.35	$0.21
Diluted	0.34	0.21
Dividends	0.08	0.08

Weighted average common shares outstanding:
Basic	54,715,953	55,393,625
Diluted	55,603,892	55,965,287

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$16,827	$13,450
Accounts receivable, less allowances (2011 - $5,065; 2010 - $5,026)	230,050	197,715
Inventories	217,313	216,382
Deferred income taxes	7,165	10,449
Prepaid expenses and other current assets	13,371	12,212
Total current assets	484,726	450,208

Deferred income taxes	41,078	42,722

Property, plant and equipment	627,764	611,055
Less accumulated depreciation	(402,579)	(392,621)
	225,185	218,434

Goodwill	393,394	384,241
Other intangible assets, net	289,291	290,798
Other assets	17,188	16,854
Total assets	$1,450,862	$1,403,257

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$4,568	$4,930
Accounts payable	98,268	98,191
Accrued liabilities	75,588	86,602
Long-term debt - current	93,272	93,141
Total current liabilities	271,696	282,864

Long-term debt	280,076	259,647
Accrued retirement benefits	108,140	112,886
Other liabilities	36,239	35,741

Commitments and contingencies (Note 12)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2011 - 57,128,319 shares; 2010 - 56,518,417 shares)	571	565
Additional paid-in capital	288,084	278,287
Treasury stock, at cost (2011 - 2,721,431 shares; 2010 - 2,691,215 shares)	(45,002)	(44,379)
Retained earnings	528,896	514,240
Accumulated other non-owner changes to equity	(17,838)	(36,594)
Total stockholders' equity	754,711	712,119

Total liabilities and stockholders' equity	$1,450,862	$1,403,257

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2011	2010
Operating activities:
Net income	$19,072	$11,829
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	14,034	12,671
Amortization of convertible debt discount	610	1,389
Gain on disposition of property, plant and equipment	(104)	(54)
Stock compensation expense	2,102	1,777
Withholding taxes paid on stock issuances	(624)	(71)
Changes in assets and liabilities:
Accounts receivable	(25,739)	(17,193)
Inventories	1,561	(1,578)
Prepaid expenses and other current assets	(413)	(3,940)
Accounts payable	120	8,225
Accrued liabilities	(12,518)	(793)
Deferred income taxes	5,269	314
Long-term retirement benefits	(6,636)	(5,575)
Other	(1,385)	756
Net cash (used) provided by operating activities	(4,651)	7,757

Investing activities:
Proceeds from disposition of property, plant and equipment	114	64
Capital expenditures	(12,488)	(5,868)
Other	(3,211)	(785)
Net cash used by investing activities	(15,585)	(6,589)

Financing activities:
Net change in other borrowings	(526)	(3,062)
Payments on long-term debt	(60,489)	(78,593)
Proceeds from the issuance of long-term debt	80,300	80,900
Proceeds from the issuance of common stock	7,759	2,419
Dividends paid	(4,351)	(4,396)
Excess tax benefit on stock awards	492	—
Other	(83)	(56)
Net cash provided (used) by financing activities	23,102	(2,788)

Effect of exchange rate changes on cash flows	511	(454)
Increase (decrease) in cash and cash equivalents	3,377	(2,074)
Cash and cash equivalents at beginning of period	13,450	17,427
Cash and cash equivalents at end of period	$16,827	$15,353

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data.)
(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 2010 has been derived from the 2010 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. Net Income Per Common Share

For the purpose of computing diluted net income per share, the weighted-average number of shares outstanding is increased for the potential dilutive effects of stock-based incentive plans and convertible senior subordinated notes. For the purpose of computing diluted net income per share, the weighted-average number of shares was increased by 887,939 and 571,662 for the three-month periods ended March 31, 2011 and 2010, respectively, to account for the potential dilutive effect of stock-based incentive plans. There were no adjustments to net income for the purposes of computing income available to common stockholders for those periods.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three-month periods ended March 31, 2011 and 2010, the Company excluded 1,144,683 and 2,006,255 stock options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options would have been anti-dilutive.

The Company granted 379,900 stock options, 109,989 restricted stock unit awards and 79,500 performance share awards in February 2011 as part of its annual grant award. All of the stock options and the restricted stock unit awards vest upon meeting certain service conditions. The restricted stock unit awards are included in basic average common shares outstanding as they contain nonforfeitable rights to dividend payments. The performance share awards are part of a new long-term Relative Measure Program, which is designed to assess the long-term Company performance relative to the performance of companies included in the Russell 2000 Index. The performance goals are independent of each other and based on three metrics, the Company's total shareholder return ("TSR"), basic earnings per share growth and operating income before depreciation and amortization growth (weighted equally). The participants can earn from zero to 250% of the target award and the award includes a forfeitable right to dividend equivalents, which are not included in the aggregate target award numbers. The fair value of the TSR performance awards was determined using a Monte Carlo simulation as the award contains a market condition.

In the first quarter of 2011, the Company, through the trustee of its 3.75% convertible senior subordinated notes due in August 2025 (the "3.75% Convertible Notes"), provided notice to note holders that the Company exercised its right to redeem the remaining $92,500 principal amount of these notes under their indenture agreement, effective April 5, 2011. The Company has elected to pay cash to holders of the 3.75% Convertible Notes surrendered for conversion, including the value of any residual shares of common stock that might be payable to the holders electing to convert their notes into an equivalent share value. Accordingly, the potential shares issuable for the 3.75% Convertible Notes were not included in either basic or diluted average common shares outstanding for the three-month period ended March 31, 2011 as the notes will be settled in cash. For the three-month period ended March 31, 2010, there were no potential shares issuable under the notes as the notes would have been anti-dilutive under the net share settlement method.

The 3.375% convertible senior subordinated notes due in March 2027 (the “3.375% Convertible Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of March 31, 2011 was approximately $28.31 per share of common stock. The dilutive effect of the notes is determined based on the average closing price of the Company's stock for the last 30 trading days of the quarter as compared to the conversion price of the notes. Under the net share settlement method, there were no potential shares issuable under the notes as the notes would have been anti-dilutive for the three-month periods ended March 31, 2011 and 2010.

3. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from the investments by, and distributions to, stockholders. For the Company, comprehensive income for the period includes net income and other non-owner changes to equity, net of taxes.

Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
	2011	2010
Net income	$19,072	$11,829
Unrealized gain on hedging activities, net of tax of $198 and $97, respectively	288	119
Foreign currency translation adjustments, net of tax of $1,493 and $(234), respectively	18,146	(11,137)
Defined benefit pension and other postretirement plans, net of tax of $425 and $146, respectively	322	1,104
Comprehensive income	$37,828	$1,915

4. Inventories

The components of inventories consisted of:

	March 31, 2011	December 31, 2010
Finished goods	$126,813	$127,254
Work-in-process	57,272	57,784
Raw material and supplies	33,228	31,344
	$217,313	$216,382

5. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company for the period ended March 31, 2011:

	Logistics and Manufacturing Services	Precision Components	Total Company
January 1, 2011	$163,988	$220,253	$384,241
Foreign currency translation	2,630	6,523	9,153
March 31, 2011	$166,618	$226,776	$393,394

Other Intangible Assets:
Other intangible assets consisted of:

		March 31, 2011		December 31, 2010
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs	Up to 30	$293,700	$(38,363)	$293,700	$(36,318)
Customer lists/relationships	10	28,578	(18,742)	28,578	(17,974)
Patents, trademarks/trade names	5-30	22,746	(12,662)	22,746	(12,120)
Other	Up to 15	11,936	(3,425)	10,405	(3,099)
		356,960	(73,192)	355,429	(69,511)
Foreign currency translation		5,523	—	4,880	—
Other intangible assets		$362,483	$(73,192)	$360,309	$(69,511)

Amortization of intangible assets is expected to increase from approximately $15,500 in 2011 to $18,500 in 2015.

6. Debt

The Company's debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios. The Company is in compliance with its debt covenants as of March 31, 2011, and closely monitors its future compliance based on current and anticipated future economic conditions.

In the first quarter of 2011, the Company, through the trustee of its 3.75% Convertible Notes, provided notice to note holders that the Company exercised its right to redeem the remaining $92,500 principal amount of these notes under their indenture agreement, effective April 5, 2011. The Company has elected to pay cash to holders of the 3.75% Convertible Notes surrendered for conversion, including the value of any residual shares of common stock that might be payable to the holders electing to convert their notes into an equivalent share value. The Company intends to use borrowings under its senior credit facility to finance the redemption of the 3.75% Convertible Notes. The Company has classified the balance of the 3.75% Convertible Notes and the related deferred tax balances as current in the accompanying consolidated balance sheets as of March 31, 2011.

The 3.375% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. The note holders may also require the Company to redeem some or all of the notes at their par value on March 15th of 2014, 2017 and 2022. The 3.375% Convertible Notes are also eligible for conversion upon meeting certain conditions as provided in the indenture agreement. The eligibility for conversion is determined quarterly. During the first quarter of 2011, the 3.375% Convertible Notes were not eligible for conversion and during the second quarter of 2011, will not be eligible for conversion.

7. Derivatives

The Company has manufacturing, sales and distribution facilities around the world and thus makes investments and conducts business transactions denominated in various currencies. The Company is also exposed to fluctuations in interest rates and commodity price changes. These financial exposures are monitored and managed by the Company as an integral part of its risk management program.

Financial instruments have been used by the Company to hedge its exposures to fluctuations in interest rates. The Company previously had two, three-year interest rate swap agreements which together converted the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 2.947% plus the borrowing spread and were accounted for as cash flow hedges. These agreements matured in March 2011.

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

Changes in the fair market value of derivatives that qualify as fair value hedges or cash flow hedges are recorded directly to earnings or accumulated other non-owner changes to equity, depending on the designation. Amounts recorded to accumulated other non-owner changes to equity are reclassified to earnings in a manner that matches the earnings impact of the hedged transaction. Any ineffective portion, or amounts related to contracts that are not designated as hedges, are recorded directly to earnings. For a derivative used as a hedge of a net investment in a foreign operation, the changes in the derivative's fair value, to the extent that the derivative is effective as a hedge, are recorded in the foreign currency translation component of accumulated other non-owner changes to equity.

The following table sets forth the fair value amounts of derivative instruments held by the Company.

	March 31, 2011		December 31, 2010
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$—	$—	$(667)
Foreign exchange contracts	148	—	327	—
	148	—	327	(667)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	307	(75)	1,290	—
Total derivatives	$455	$(75)	$1,617	$(667)

Asset derivatives are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Liability derivatives related to interest rate contracts and foreign exchange contracts are recorded in other liabilities and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

The following table sets forth the gain (loss), net of tax, recorded in accumulated other non-owner changes to equity for the three months ended March 31, 2011 and 2010 for derivatives held by the Company and designated as hedging instruments.

	2011	2010
Cash flow hedges:
Interest rate contracts	$422	$132
Foreign exchange contracts	(134)	(13)
	$288	$119

Amounts included within accumulated other non-owner changes to equity that were reclassified to income during the first quarter of 2011 resulted in a fixed rate of interest of 2.947% plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings. The amounts reclassified for the foreign exchange contracts were not material. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the three months ended March 31, 2011.

The following table sets forth the (gain) loss recorded in other expense (income), net in the consolidated statements of income for the three months ended March 31, 2011 and 2010 for non-designated derivatives held by the Company. Such amounts were substantially offset by (gains) losses recorded on the underlying hedged asset or liability.

	2011	2010
Foreign exchange contracts	$1,058	$(1,828)

8. Fair Value Measurements

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

Level 3    Unobservable inputs for the asset or liability

The following table provides the financial assets and financial liabilities reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011
Asset derivatives	$455	$—	$455	$—
Liability derivatives	(75)	—	(75)	—
Rabbi trust assets	1,387	1,387	—	—
	$1,767	$1,387	$380	$—

December 31, 2010
Asset derivatives	$1,617	$—	$1,617	$—
Liability derivatives	(667)	—	(667)	—
Rabbi trust assets	1,350	1,350	—	—
	$2,300	$1,350	$950	$—

The fair value for the derivative contracts are valued using observable current market information as of the reporting date such as the prevailing LIBOR-based and U.S. treasury interest rates and foreign currency spot and forward rates. The fair values of rabbi trust assets are based on quoted market prices from various financial exchanges.

As disclosed within the Company's Annual Report on Form 10-K for the year ended December 31, 2010, the fair values of the 3.75% Convertible Notes and 3.375% Convertibles Notes were approximately $97,713 and $57,244, respectively. As of March 31, 2011, the fair values of the 3.75% Convertible Notes and the 3.375% Convertible Notes were approximately $94,629 and $57,572, respectively.

9. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Pensions		Other Postretirement Benefits
For the three months ended March 31,	2011	2010	2011	2010
Service cost	$1,569	$1,707	$95	$126
Interest cost	5,572	5,680	739	836
Expected return on plan assets	(7,900)	(7,705)	—	—
Amortization of prior service cost (credit)	275	220	(286)	(245)
Recognized losses	1,332	580	164	110
Curtailment gain	—	—	—	(987)
Net periodic benefit cost (income)	$848	$482	$712	$(160)

The Company recorded a curtailment gain in one of its other postretirement benefit plans during the first quarter of 2010 in connection with the closure of a facility within the Precision Components segment.

10. Income Taxes

The Company's effective tax rate for the first quarter of 2011 was 24.5%. In 2010, the Company's effective tax rate was 16.8% in the first quarter and for the full year. The increase in the first quarter 2011 effective tax rate from the full year 2010 rate was primarily driven by the projected shift in the mix of income to higher-taxing jurisdictions in 2011 and the impact of an increase in the planned repatriation of a portion of current year foreign earnings to the U.S.

11. Information on Business Segments

The following table sets forth information about the Company's operations by its two reportable business segments:

	Three months ended March 31,
	2011	2010
Net sales
Logistics and Manufacturing Services	$150,019	$135,282
Precision Components	171,573	145,781
Intersegment sales	(2,838)	(2,926)
Total net sales	$318,754	$278,137

Operating profit
Logistics and Manufacturing Services	$13,010	$8,324
Precision Components	16,439	11,343
Total operating profit	29,449	19,667
Interest expense	3,668	5,118
Other expense (income), net	505	324
Income before income taxes	$25,276	$14,225

12. Commitments and Contingencies

Product Warranties
The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not material as of March 31, 2011 and 2010.

The Company was named in a lawsuit arising out of an alleged breach of contract and implied warranty by a customer of Toolcom Suppliers Limited (“Toolcom”), a division of the Logistics and Manufacturing Services segment, related to the sale of certain products prior to the Company’s 2005 acquisition of Toolcom. In 2006, the plaintiff filed the lawsuit in civil court in Scotland and asserted that certain products sold were not fit for a particular use and claims approximately 5,500 pounds sterling (approximately $8,800) in damages, plus interest at the statutory rate of 8% per annum and costs. The court found that Toolcom was in breach of contract and implied warranty, and ordered Toolcom to pay a portion of the plaintiff’s attorneys’ fees. The court has not made determinations as to causation and damages. Although the Company intends to vigorously defend its position with respect to causation and damages, based on a review of the currently available information and acknowledging the uncertainties of litigation, management has provided for what it believes to be a reasonable estimate of loss exposure. While it is currently not possible to determine the ultimate outcome of this matter, the Company believes that any ultimate losses would not be expected to have a material adverse effect on the company’s consolidated financial position or cash flows, but could be material to the consolidated results of operations of any one period.

Income Taxes
In connection with an IRS audit for the tax years 2000 through 2002, the IRS proposed adjustments to these tax years of approximately $16,500, plus a potential penalty of 20% of the tax assessment plus interest. The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries.  The Company filed an administrative protest of these adjustments. In the third quarter of 2009, the Company was informed that its protest was denied and a tax assessment was received from the Appeals Office of the IRS.  In November 2009, the Company filed a petition against the IRS in the U.S. Tax Court contesting the tax assessment received. The Company continues to believe its tax position on the issues raised by the IRS is correct and the Company plans to continue to take appropriate actions to vigorously defend its position.  The Company believes it will prevail on this issue. Any additional impact on the Company's liability for income taxes cannot presently be determined, but the Company continues to believe it is adequately provided for and the outcome will not have a material impact on its results of operations, financial position or cash flows.

__________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month periods ended March 31, 2011 and 2010, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 29, 2011 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of March 31, 2011 and the related consolidated statements of income for the three-month periods ended March 31, 2011 and March 31, 2010 and the consolidated statements of cash flows for the three-month periods ended March 31, 2011 and March 31, 2010. This interim financial information is the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of income, of changes in stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated February 18, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP Hartford, Connecticut
April 29, 2011

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Please refer to the Overview found in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. The Annual Report on Form 10-K and other documents related to the Company are located on the Company's website: www.bginc.com.

First Quarter 2011 Highlights

In the first quarter of 2011, sales increased 14.6% from the first quarter of 2010 to $318.8 million primarily as a result of organic sales growth in both business segments due to improved end-market conditions. In the Logistics and Manufacturing Services segment, the broad end-markets of the distribution businesses continued to show improvements while the aerospace aftermarket business reflected improving overhaul and repair activity. At Precision Components, sales in the first quarter of 2011 were favorably impacted by growth in the industrial and transportation end-markets as well as an increase in demand in the aerospace original equipment manufacturing business.

Operating income in the first quarter of 2011 increased 49.7% to $29.4 million from the first quarter of 2010 and operating income margin improved from 7.1% in the first quarter of 2010 to 9.2% in the first quarter of 2011. These improvements were primarily the result of the profit flow through of the increased sales volumes and improved productivity resulting in part from the benefits of the lower cost structures due to previous actions.

RESULTS OF OPERATIONS

Sales

	Three months ended March 31,
(in millions)	2011	2010	Change
Logistics and Manufacturing Services	$150.0	$135.3	$14.7	10.9%
Precision Components	171.6	145.8	25.8	17.7%
Intersegment sales	(2.8)	(2.9)	0.1	3.0%
Total	$318.8	$278.1	$40.6	14.6%

The Company reported net sales of $318.8 million in the first quarter of 2011, an increase of $40.6 million or 14.6%, from the first quarter of 2010. The sales increase reflected $35.8 million of organic sales growth reflecting an increase of $22.4 million at Precision Components and $13.3 million at Logistics and Manufacturing Services. The weakening of the U.S. dollar against foreign currencies, primarily in Europe, Canada and Brazil, increased net sales by approximately $4.8 million in the first quarter of 2011 of which $3.4 million related to Precision Components and $1.4 million related to Logistics and Manufacturing Services.

Expenses and Operating Income

	Three months ended March 31,
(in millions)	2011	2010	Change
Cost of sales	$203.2	$178.0	$25.2	14.1%
% sales	63.7%	64.0%
Gross profit (1)	$115.6	$100.1	$15.5	15.4%
% sales	36.3%	36.0%
Selling and administrative expenses	$86.1	$80.4	$5.7	7.1%
% sales	27.0%	28.9%
Operating income	$29.4	$19.7	$9.8	49.7%
% sales	9.2%	7.1%
(1) - Sales less cost of sales.

Cost of sales in the first quarter of 2011 increased 14.1% from the 2010 period due primarily to the increase in sales. This increase was slightly lower than the percentage increase in sales and resulted in an improvement in gross profit margin from 36.0% in the 2010 period to 36.3% in the 2011 period. Selling and administrative expenses in the first quarter of 2011 increased 7.1% from the first quarter of 2010 due primarily to the increase in sales; however, as a percentage of sales decreased from 28.9% in the first quarter of 2010 to 27.0% in the first quarter of 2011. Both cost of sales and selling and administrative expenses were also impacted by the lower fixed cost structure as a result of previous actions and additionally by the shift in sales mix to the Precision Components segment which has a lower selling and administrative expense component than the Logistics and Manufacturing Services segment. As a result, operating income in the first quarter of 2011 increased 49.7% to $29.4 million from the first quarter of 2010 and operating income margin improved from 7.1% to 9.2%.

Interest expense
Interest expense decreased $1.5 million in the first quarter of 2011 to $3.7 million primarily as a result of lower average interest rates and lower debt discount amortization related to the 3.75% Convertible Notes as compared to the first quarter of 2010.

Other expense (income), net
Other expense (income), net in the first quarter of 2011 was $0.5 million compared to $0.3 million in the first quarter of 2010.

Income Taxes
The Company's effective tax rate for the first quarter of 2011 was 24.5%. In 2010, the Company's effective tax rate was 16.8% in the first quarter and for the full year. The increase in the first quarter 2011 effective tax rate from the full year 2010 rate was primarily driven by the projected shift in the mix of income in 2011 to higher-taxing jurisdictions and the impact of an increase in the planned repatriation of a portion of current year foreign earnings to the U.S.

In connection with an IRS audit for the tax years 2000 through 2002, the IRS proposed adjustments to these tax years of approximately $16.5 million, plus a potential penalty of 20% of the tax assessment plus interest. The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries.  The Company filed an administrative protest of these adjustments. In the third quarter of 2009, the Company was informed that its protest was denied and a tax assessment was received from the Appeals Office of the IRS.  In November 2009, the Company filed a petition against the IRS in the U.S. Tax Court contesting the tax assessment received. The Company continues to believe its tax position on the issues raised by the IRS is correct and the Company plans to continue to take appropriate actions to vigorously defend its position.  The Company believes it will prevail on this issue.  Any additional impact on the Company's liability for income taxes cannot presently be determined, but the Company continues to believe it is adequately provided for and the outcome will not have a material impact on its results of operations, financial position or cash flows.

Net Income and Net Income per Share

	Three months ended March 31,
(in millions, except per share)	2011	2010	Change
Net income	$19.1	$11.8	$7.2	61.2%
Net income per common share:
Basic	$0.35	$0.21	$0.14	66.7%
Diluted	0.34	0.21	0.13	61.9%
Weighted average common shares outstanding:
Basic	54.7	55.4	(0.7)	(1.2)%
Diluted	55.6	56.0	(0.4)	(0.6)%

In the first quarter of 2011, basic and diluted net income per common share increased 66.7% and 61.9%, respectively, from the first quarter of 2010. The increase was directly attributable to the increase in net income. Basic weighted average shares outstanding in 2011 decreased primarily as a result of 1,483,527 shares repurchased during 2010 as part of the publicly announced repurchase program offset in part by shares issued for employee stock plans. Diluted weighted average shares outstanding in 2011 decreased as a result of the decrease in basic weighted average shares outstanding offset in part by the higher dilutive effect in 2011 of potentially issuable shares under the employee stock plans which was driven by an increase in the Company's stock price.

Financial Performance by Business Segment

Logistics and Manufacturing Services

	Three months ended March 31,
(in millions)	2011	2010	Change
Sales	$150.0	$135.3	$14.7	10.9%
Operating profit	13.0	8.3	4.7	56.3%
Operating margin	8.7%	6.2%

The Logistics and Manufacturing Services segment reported sales of $150.0 million in the first quarter of 2011, a 10.9% increase from the first quarter of 2010. Organic sales improved in all businesses and resulted in $13.3 million of organic sales growth. The most significant improvements occurred in the North American distribution businesses due to end-market improvements and in the aerospace aftermarket business resulting from increased overhaul and repair activity. The positive impact on sales of foreign currency translation increased sales by approximately $1.4 million as the U.S. dollar weakened against foreign currencies primarily in Europe and Canada.

Operating profit at Logistics and Manufacturing Services in the first quarter of 2011 increased 56.3% from the first quarter of 2010 to $13.0 million. The increase was driven primarily by the profit impact of the higher sales volumes in all businesses. Most significantly, operating profit from the North American distribution businesses was positively impacted by the higher sales volumes as well as an improved customer sales mix. Increased product costs were mitigated through cost-sharing initiatives with customers. These improvements in operating profit were offset in part by higher employee related costs and other accruals in the first quarter of 2011.

Outlook: Organic sales levels in the distribution businesses of the Logistics and Manufacturing Services segment are largely dependent upon the economy in the regions served, the retention of its customers and continuation of existing sales volumes to such customers, and the effectiveness and size of its sales force. Near-term economic conditions remain uncertain and customers continue to manage costs and inventory levels. Management believes future sales growth may result from improvements in economic and end-market conditions, pricing initiatives, and investments in market penetration activities and sales force productivity initiatives. Near-term sales levels in the aerospace aftermarket business are expected to continue reflecting recent trends towards improving maintenance, repair and overhaul activity, but may be negatively impacted by a recent trend of engine cannibalization of older engines which impacts the demand within the aftermarket RSP spare parts business. Management continues to believe its aerospace aftermarket business is favorably positioned based on strong customer relationships including long-term maintenance and repair contracts in the overhaul and repair business, expected future improvement in demand in the aftermarket spare parts businesses, expanded capabilities and current capacity levels.

Management is focused on growing operating profit at Logistics and Manufacturing Services primarily through organic sales growth, productivity initiatives and continued cost management. Operating profit is expected to continue to be affected by the profit impact of the changes in sales volume and sales mix, particularly as it relates to the highly profitable aftermarket RSP spare parts business, and investments made in each of its businesses. Management is committed to actively managing commodity price increases through cost-sharing initiatives with its customers. In addition, the highly profitable aftermarket RSPs will continue to be impacted by the management fees payable to the customer which generally increase in the fourth or later years of each program. These and other similar fees are deducted from sales and temper sales growth of the aftermarket RSPs and operating margin.

Precision Components

	Three months ended March 31,
(in millions)	2011	2010	Change
Sales	$171.6	$145.8	$25.8	17.7%
Operating profit	16.4	11.3	5.1	44.9%
Operating margin	9.6%	7.8%

Sales at Precision Components were $171.6 million in the first quarter of 2011, a 17.7% increase from the first quarter of 2010, due primarily to organic sales increases of $22.4 million. The organic sales growth was primarily driven by increases in the industrial manufacturing businesses based in North America and Europe and from improvements in the transportation industry, including automotive. Sales in the aerospace OEM business also improved as compared to the first quarter of 2010. The positive impact on sales of foreign currency translation increased sales by approximately $3.4 million as the U.S. dollar weakened against foreign currencies primarily in Europe and Brazil.

Operating profit in the first quarter of 2011 at Precision Components was $16.4 million, an increase of 44.9% from the first quarter of 2010. Operating profit improvements in the first quarter of 2011 were due primarily to the profit impact of higher sales levels in 2011 combined with lower cost structures resulting from previous actions and lean initiatives. This improvement in operating profit was offset in part by higher costs related to investments in operational improvements, employee related costs and investments in new product introductions.

Outlook: In the industrial manufacturing businesses, management is focused on generating organic sales growth by leveraging the benefits of the diversified products and industrial end-markets in which its businesses have a global presence as well as gaining market share and introducing new products. Sales growth in the global markets served by these businesses is expected to remain uncertain due to economic conditions. However, increased order activity in certain end-markets, including transportation, along with investments made in these businesses may provide incremental benefits in the near-term. Sales in the aerospace OEM business are impacted by the general state of the aerospace market driven by the worldwide economy and are driven by its order backlog through its participation in certain strategic commercial and military engine and airframe programs. Backlog in this business was $353.6 million at March 31, 2011, of which approximately 61% is expected to be shipped in the next 12 months. The aerospace OEM business may be impacted by adjustments of customer inventory levels, changes in the content levels on certain platforms including insourcing, changes in production schedules of specific engine and airframe programs, as well as the pursuit of new programs.

Operating profit is largely dependent on the sales volumes and mix within all businesses of the segment. Management continues to focus on improving profitability through organic sales growth, pricing initiatives, and productivity and process improvements such as lean. Management continues to actively manage commodity price increases through productivity and pass-through initiatives. Costs associated with personnel and new product introductions may negatively impact operating profit.

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

The Company's ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow and working capital management, and anticipates that operating activities in 2011 will generate adequate cash. The Company closely monitors its cash generation, usage and preservation including the management of working capital to generate cash.

In the first quarter of 2011, the Company, through the trustee of its 3.75% Convertible Notes, provided notice to note holders that the Company exercised its right to redeem the remaining $92.5 million principal amount of these notes under their indenture agreement, effective April 5, 2011. The Company has elected to pay cash to holders of the 3.75% Convertible Notes surrendered for conversion, including the value of any residual shares of common stock that might be payable to the holders electing to convert their notes into an equivalent share value. Under the terms of the indenture, the conversion value will be measured based upon a 20-day valuation period (April 12 through May 10) of the Company's stock price during the second quarter of 2011. An average stock price in excess $20.62 during the valuation period would require a cash payment in excess of $92.5 million. For each $0.50 that the average stock price during the valuation period exceeds $20.62, the cash payment in excess of par would be approximately $2.0 million. The Company intends to use borrowings under its senior credit facility to finance the redemption of the 3.75% Convertible Notes. The Company has classified the balance of the 3.75% Convertible Notes and the related deferred tax balances as current in the accompanying consolidated balance sheets as of March 31, 2011.

The Company's 3.375% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. The note holders may also require the Company to redeem some or all of the 3.375% Convertible Notes on March 15th of 2014, 2017 and 2022.

Operating cash flow may be supplemented with external borrowings to meet near-term organic business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities and currently expects that its bank syndicate, comprised of 15 banks, will continue to support the $400.0 million credit facility which matures in September 2012. At March 31, 2011, the Company has $172.1 million of unused and available for borrowings under its $400.0 million credit facility, subject to covenants in the Company's debt agreements. As noted above, the Company intends to use borrowings under this facility to finance the redemption of the 3.75% Convertible Notes. The Company believes its credit facilities and access to credit markets, coupled with cash generated from operations, are adequate for its anticipated future requirements.

The Company closely monitors compliance with its various debt covenants. The Company's most restrictive financial covenant (the “Debt Ratio”) requires the Company to maintain a ratio of Consolidated Total Debt to adjusted earnings before interest expense, income taxes, and depreciation and amortization as defined in the amended and restated revolving credit agreement (“Adjusted EBITDA”) of not more than 3.75 times at March 31, 2011. The actual ratio at March 31, 2011 was 2.60 times. The Company's debt agreements also contain other financial covenants that require the maintenance of a certain other debt ratio (Consolidated Senior Debt to Consolidated Adjusted EBITDA, as defined, of not more than 3.00 times) and a certain interest coverage ratio (Consolidated Adjusted EBITDA to Consolidated Cash Interest Expense, as defined, of at least 4.50 times) at March 31, 2011. The Company is in compliance with its debt covenants as of March 31, 2011.

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

Cash Flow

	Three months ended March 31,
(in millions)	2011	2010	Change
Operating activities	$(4.7)	$7.8	$(12.4)
Investing activities	(15.6)	(6.6)	(9.0)
Financing activities	23.1	(2.8)	25.9
Exchange rate effect	0.5	(0.5)	1.0
Increase (decrease) in cash	$3.4	$(2.1)	$5.5

Operating activities used $4.7 million in cash in the first three months of 2011 and generated $7.8 million in the first three months of 2010. In the first quarter of 2011, operating cash flows were impacted by higher operating performance offset by a higher investment in working capital in 2011, specifically in accounts receivable due to higher sales levels and lower reductions in accounts payable, as compared to the first quarter of 2010. Additionally, operating cash flows in 2011 were negatively impacted by a higher use of cash for payments of accrued employee incentive compensation which were earned in 2010 and paid in the first quarter of 2011.

Investing activities in the first quarter of 2011 primarily consisted of capital expenditures of $12.5 million compared to $5.9 million in the 2010 period. The increase from the 2010 period relates primarily to an investment made in previously leased equipment. The Company expects capital spending in 2011 to be approximately $40 - $50 million.

Cash from financing activities in the first quarter of 2011 included a net increase in borrowings of $19.3 million compared to a net decrease in borrowings of $0.8 million in the comparable 2010 period. In the 2011 period, net borrowings were used to finance working capital requirements, capital expenditures and dividends. The cash generated from operations in the 2010 period was used for capital expenditures, dividends and debt reduction. Total cash used to pay dividends was $4.4 million in the first quarter of 2011 and 2010. Proceeds from the issuance of common stock increased $5.3 million in the 2011 period from the 2010 period primarily as a result of higher stock option exercises in the 2011 period.

At March 31, 2011, the Company held $16.8 million in cash and cash equivalents, the majority of which are held outside of the U.S. The Company plans to repatriate a portion of current year foreign earnings to the U.S. in 2011. The balances remain outside of the U.S. primarily to fund future international investments.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At March 31, 2011, $227.9 million was borrowed at an average interest rate of 1.10% under the Company's $400.0 million borrowing facility which matures in September, 2012. The Company had no borrowings under short-term bank credit lines at March 31, 2011. At March 31, 2011, the Company's total borrowings are comprised of approximately 40% fixed rate debt and approximately 60% variable rate debt. In the second quarter of 2011, the Company's percentage of variable rate debt may exceed 80% as a result of the expiration of the interest rate swap agreements in March 2011 and the redemption of the 3.75% Convertible Notes with borrowings under the revolving credit agreement.

Debt Covenants

Borrowing capacity is limited by various debt covenants in the Company's debt agreements. As of March 31, 2011 the most restrictive borrowing capacity covenant in any agreement requires the Company to maintain a maximum ratio of Consolidated Total Debt to Adjusted EBITDA, as defined in the amended and restated revolving credit agreement, of not more than 3.75 times for the four fiscal quarters then ending. Following is a reconciliation of Adjusted EBITDA, as defined, to the Company's net income (in millions):

Four fiscal quarters ended March 31, 2011
Net income	$60.5
Add back:
Interest expense	18.6
Income taxes	14.6
Depreciation and amortization	54.1
Other adjustments	0.2
Adjusted EBITDA, as defined	$148.0

Consolidated Total Debt, as defined, as of March 31, 2011	$384.8
Ratio of Consolidated Total Debt to Adjusted EBITDA	2.60

Other adjustments primarily represent losses on the sale of assets. Consolidated Total Debt excludes the debt discount related to the convertible notes. The Company's financial covenants are measured as of the end of each fiscal quarter. At March 31, 2011, additional borrowings of $170.2 million would have been allowed under the covenants.

OTHER MATTERS

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. The most significant areas involving management judgments and estimates are described in Management's Discussion and Analysis of Financial Conditions and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to such judgments and estimates. Actual results could differ from those estimates.

Critical Accounting Policies

Business Acquisitions and Goodwill: Assets and liabilities acquired in a business combination are recorded at their estimated fair values at the acquisition date. At March 31, 2011, the Company had $393.4 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing annually or earlier if an event or change in circumstances indicates that the fair value of a reporting unit may have been reduced below its carrying value. Management completes their annual impairment assessment during the second quarter of each year.

The assessment of goodwill involves the estimation of the fair value of reporting units. The Company has determined that its reporting units are businesses with discrete financial information reviewed by segment management one level below the operating segment level and which are aggregated when those components have similar economic characteristics. Management estimates the fair value of each reporting unit primarily using the income approach, which reflects management's cash flow projections, and also evaluates the fair value using a market approach. These methodologies used in the current year are consistent with those used in the prior year. Management believes the cash flow projections utilized and/or market multiples are reasonable and consistent with the expectations of market participants. Inherent in management's development of cash flow projections are assumptions and estimates, including those related to future earnings and growth and the weighted average cost of capital. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company-specific and overall economic conditions. Future cash flows can be affected by changes in the global economy and local economies, industries and markets in which the Company sells products or services, and the execution of management's plans. There can be no assurance that future events will not result in impairment of goodwill or other intangible assets.

In the second quarter of 2010, management performed its annual impairment testing based on the information available as of the date of the assessment. Based on this assessment, there was no goodwill impairment in 2010 and the fair values of each of the Company's reporting units were substantially in excess of their carrying values. However, the Company's estimated fair value of its Barnes Distribution reporting unit, which is part of the Logistics and Manufacturing Services segment and has approximately $150 million of goodwill, decreased considerably from 2009. While the estimated fair value is substantially in excess of its carrying value, further declines may occur depending on its future cash flows that are significantly impacted by the economy in the regions served, the retention of its customers, the cost and inventory level management initiatives of its customers, continuation of existing sales volume and effectiveness and size of its sale force.  While management expects future operating improvements to result from improving end-market conditions, further market penetration, sales force productivity initiatives and the expected benefits of prior restructuring actions there can be no assurance that such expectations will be met or that the fair value of the reporting unit will continue to exceed its carrying value. If its fair value were to fall below its carrying value, a non-cash impairment charge to income from operations could result.

Income Taxes: The Company has recognized significant deferred tax assets, net of valuation reserves, principally in the United States. The realization of these benefits is dependent in part on the amount and timing of future taxable income in the jurisdictions where deferred tax assets reside. For those jurisdictions where the expiration date of tax loss carry forwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided. Management believes that sufficient taxable income will be earned in the future to realize deferred income tax assets, net of valuation allowances recorded.

The United States deferred tax assets include significant tax operating loss carryforwards. If it became more likely than not that the deferred tax assets would expire unused, the Company would record a valuation allowance to reflect this fact. The Company has recently experienced challenging economic conditions in the United States. While the Company is not in a cumulative loss position over the last three years (defined as pre-tax book income plus permanent tax items) and does not currently project to be in a cumulative loss position through 2011, the valuation of deferred tax assets requires significant judgment and management's assessment that these deferred tax assets will be realized represents its estimate of future results. Changes in management's assessment could materially increase the Company's tax expense and could have a material adverse effect on the Company's financial condition and results of operations. Management will continue to assess the need for a valuation allowance in the future.

EBITDA

EBITDA for the first quarter of 2011 was $43.0 million compared to $32.0 million in the first quarter of 2010. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Three months ended March 31,
	2011	2010
Net income	$19.1	$11.8
Add back:
Interest expense	3.7	5.1
Income taxes	6.2	2.4
Depreciation and amortization	14.0	12.7
EBITDA	$43.0	$32.0

Forward-looking Statements

Certain of the statements in this quarterly report may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based upon management's good faith expectations and beliefs concerning future developments and their potential effect upon the Company and can be identified by the use of words such as “anticipated,” “believe,” “expect,” “plans,” “strategy,” “estimate,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. The risks and uncertainties, which are described in this quarterly report, include, among others, uncertainties arising from the behavior of financial markets; future financial performance of the industries or customers that we serve; changes in market demand for our products and services; integration of acquired businesses; restructuring costs or savings; introduction or development of new products or transfer of work; changes in raw material or product prices and availability; foreign currency exposure; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; the outcome of pending and future claims or litigation or governmental, regulatory proceedings, investigations, inquiries, and audits; uninsured claims and litigation; outcome of contingencies; future repurchases of common stock; future levels of indebtedness; and numerous other matters of global, regional or national scale, including those of a political, economic, business, competitive, environmental, regulatory and public health nature. The Company assumes no obligation to update our forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the Company's exposure to market risk during the first three months of 2011 other than the following:

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. The Company's financial results could be impacted by changes in interest rates and foreign currency exchange rates, and commodity price changes. The Company uses financial instruments from time to time to hedge its exposure to fluctuations in interest rates and foreign currency exchange rates. The Company does not use derivatives for speculative or trading purposes.

The Company's long-term debt portfolio consists of fixed-rate and variable-rate instruments and is managed to reduce the overall cost of borrowing while also minimizing the effect of changes in interest rates on near-term earnings. The Company's primary interest rate risk is derived from its outstanding variable-rate debt obligations. In 2008, the Company entered into two, three-year interest rate swap agreements which together converted the interest on the first $100.0 million of the Company's London Interbank Offered Rate ("LIBOR")-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 2.947% plus the borrowing spread for the purpose of mitigating its exposure to variable interest rates. These swaps agreements matured at the end of March, 2011.

On March 2, 2011 the Company announced that The Bank of New York Mellon Trust Company, N.A., trustee under the indenture for the Company's 3.75% Convertible Notes, provided notice to note holders that the Company exercised its right to redeem the remaining $92.5 million principal amount of the 3.75% Convertible Notes under the terms of the indenture, effective April 5, 2011. The Company intends to finance the cost of redeeming or converting any of the 3.75% Convertible Notes using its variable rate revolving credit facility, which would increase borrowings under this facility by $92.5 million plus any premium on conversion. The Company's revolving credit facility, which expires in September, 2012, has sufficient capacity to support this redemption and following such event variable interest rate debt may exceed 80% of total debt. Borrowings under the revolving credit facility bear interest at LIBOR plus a spread ranging from 0.30% to 1.15%, depending on the Company's Debt Ratio at the time of the borrowing. The average interest rate on these borrowings was 1.10% at March 31, 2011.

For additional discussion of the Company's exposure to market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

Management, including the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon, and as of the date of, that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to the Company's management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's first fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company was named in a lawsuit arising out of an alleged breach of contract and implied warranty by a customer of Toolcom, a division of the Logistics and Manufacturing Services segment, related to the sale of certain products prior to the Company’s 2005 acquisition of Toolcom. In 2006, the plaintiff filed the lawsuit in civil court in Scotland and asserted that certain products sold were not fit for a particular use and claims approximately 5.5 million pounds sterling (approximately $8.8 million) in damages, plus interest at the statutory rate of 8% per annum and costs. The court found that Toolcom was in breach of contract and implied warranty, and ordered Toolcom to pay a portion of the plaintiff’s attorneys’ fees. The court has not made determinations as to causation and damages. Although the Company intends to vigorously defend its position with respect to causation and damages, based on a review of the currently available information and acknowledging the uncertainties of litigation, management has provided for what it believes to be a reasonable estimate of loss exposure. While it is currently not possible to determine the ultimate outcome of this matter, the Company believes that any ultimate losses would not be expected to have a material adverse effect on the company’s consolidated financial position or cash flows, but could be material to the consolidated results of operations of any one period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)

January 1-31, 2011	3,068		$20.04	—	1,009,156
February 1-28, 2011	19,932		$20.71	—	1,009,156
March 1-31, 2011	7,216		$20.75	—	1,009,156
Total	30,216	(1)	$20.65	—

(1)
All acquisitions of equity securities during the first quarter of 2011 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

(2)
The program was publicly announced on May 8, 2008 authorizing repurchase of up to 5.0 million shares of its common stock. This program replaced a previous authorization for the repurchase of up to 1.0 million shares of its common stock that was approved on April 12, 2001.

Item 6. Exhibits

(a) Exhibits
Exhibit 10.1
Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant and Restricted Stock Unit Agreement for Directors dated as of February 8, 2011 (for non-management directors).

Exhibit 10.2	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant and Restricted Stock Unit Agreement and for Employees Grade 21 and Up dated as of February 8, 2011.
Exhibit 10.3	Form of Barnes Group Inc. Stock and Incentive Award Plan Stock Option Summary of Grant and Stock Option Agreement for Employees in Grade 21 and Up dated as of February 8, 2011.
Exhibit 10.4
Form of Barnes Group Inc. Stock and Incentive Award Plan Performance Share Award Summary of Grant and Performance Share Award Agreement and for Officers and Other Individuals as Designated by the Compensation and Management Development Committee dated as of February 8, 2011.

Exhibit 10.5	Barnes Group Inc. Senior Executive Enhanced Life Insurance Program, as amended and restated effective April 1, 2011.
Exhibit 10.6	Barnes Group Inc. Enhanced Life Insurance Program, as amended and restated effective April 1, 2011.
Exhibit 15	Letter regarding unaudited interim financial information.
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date:	April 29, 2011	/s/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr. Senior Vice President, Finance Chief Financial Officer (Principal Financial Officer)

Date:	April 29, 2011	/s/ MARIAN ACKER
Marian Acker Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For Quarter ended March 31, 2011

Exhibit No.	Description	Reference
10.1
Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant and Restricted Stock Unit Agreement for Directors dated as of February 8, 2011 (for non-management directors).
Filed with this report.
10.2	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant and Restricted Stock Unit Agreement and for Employees Grade 21 and Up dated as of February 8, 2011.	Filed with this report,
10.3	Form of Barnes Group Inc. Stock and Incentive Award Plan Stock Option Summary of Grant and Stock Option Agreement for Employees in Grade 21 and Up dated as of February 8, 2011.	Filed with this report,
10.4
Form of Barnes Group Inc. Stock and Incentive Award Plan Performance Share Award Summary of Grant and Performance Share Award Agreement and for Officers and Other Individuals as Designated by the Compensation and Management Development Committee dated as of February 8, 2011.
Filed with this report.
10.5	Barnes Group Inc. Senior Executive Enhanced Life Insurance Program, as amended and restated effective April 1, 2011.	Filed with this report.
10.6	Barnes Group Inc. Enhanced Life Insurance Program, as amended and restated effective April 1, 2011.	Filed with this report.
15	Letter regarding unaudited interim financial information.	Filed with this report.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.
Exhibit 101.INS	XBRL Instance Document.	Furnished with this report.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	Furnished with this report.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Furnished with this report.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Furnished with this report.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Furnished with this report.