Form 10-Q
period 2011-06-30
BARNES GROUP INC
filed 2011-07-29
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

The registrant had outstanding 55,639,099 shares of common stock as of July 27, 2011.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net sales	$327,950	$281,892	$646,703	$560,029

Cost of sales	207,361	177,821	410,537	355,844
Selling and administrative expenses	87,067	80,389	173,196	160,836
	294,428	258,210	583,733	516,680
Operating income	33,522	23,682	62,970	43,349

Interest expense	2,364	4,978	6,032	10,097
Other expense (income), net	298	1,065	802	1,387
Income before income taxes	30,860	17,639	56,136	31,865

Income taxes	8,528	2,815	14,732	5,213
Net income	$22,332	$14,824	$41,404	$26,652

Per common share:
Net income:
Basic	$0.40	$0.27	$0.75	$0.48
Diluted	0.40	0.26	0.74	0.47
Dividends	0.08	0.08	0.16	0.16

Weighted average common shares outstanding:
Basic	55,414,347	55,546,969	55,067,079	55,470,721
Diluted	56,288,447	56,339,770	55,948,098	56,152,953

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$16,577	$13,450
Accounts receivable, less allowances (2011 - $5,108; 2010 - $5,026)	233,337	197,715
Inventories	229,929	216,382
Deferred income taxes	27,260	10,449
Prepaid expenses and other current assets	12,720	12,212
Total current assets	519,823	450,208

Deferred income taxes	29,027	42,722

Property, plant and equipment	632,065	611,055
Less accumulated depreciation	(404,864)	(392,621)
	227,201	218,434

Goodwill	405,972	384,241
Other intangible assets, net	286,160	290,798
Other assets	17,521	16,854
Total assets	$1,485,704	$1,403,257

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$3,873	$4,930
Accounts payable	106,769	98,191
Accrued liabilities	96,194	86,602
Long-term debt - current	781	93,141
Total current liabilities	207,617	282,864

Long-term debt	327,730	259,647
Accrued retirement benefits	99,942	112,886
Other liabilities	38,220	35,741

Commitments and contingencies (Note 12)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2011 - 58,353,562 shares; 2010 - 56,518,417 shares)	584	565
Additional paid-in capital	305,316	278,287
Treasury stock, at cost (2011 - 2,723,337 shares; 2010 - 2,691,215 shares)	(45,043)	(44,379)
Retained earnings	546,759	514,240
Accumulated other non-owner changes to equity	4,579	(36,594)
Total stockholders' equity	812,195	712,119

Total liabilities and stockholders' equity	$1,485,704	$1,403,257

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2011	2010
Operating activities:
Net income	$41,404	$26,652
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	28,822	26,082
Amortization of convertible debt discount	1,117	2,805
(Gain) loss on disposition of property, plant and equipment	(607)	422
Stock compensation expense	4,294	3,546
Withholding taxes paid on stock issuances	(664)	(89)
Changes in assets and liabilities:
Accounts receivable	(24,875)	(26,779)
Inventories	(9,822)	(8,674)
Prepaid expenses and other current assets	22	(2,680)
Accounts payable	8,051	12,353
Accrued liabilities	6,305	5,351
Deferred income taxes	1,650	(1,396)
Long-term retirement benefits	(13,762)	(7,389)
Other	(1,593)	2,627
Net cash provided by operating activities	40,342	32,831

Investing activities:
Proceeds from disposition of property, plant and equipment	2,243	157
Capital expenditures	(19,342)	(15,060)
Other	(4,236)	(1,726)
Net cash used by investing activities	(21,335)	(16,629)

Financing activities:
Net change in other borrowings	(1,363)	(2,565)
Payments on long-term debt	(275,074)	(137,493)
Proceeds from the issuance of long-term debt	249,490	131,400
Premium paid on convertible debt redemption	(9,803)	—
Proceeds from the issuance of common stock	26,086	3,522
Common stock repurchases	—	(4,059)
Dividends paid	(8,765)	(8,787)
Excess tax benefit on stock awards	3,102	—
Other	(131)	(108)
Net cash used by financing activities	(16,458)	(18,090)

Effect of exchange rate changes on cash flows	578	(1,194)
Increase (decrease) in cash and cash equivalents	3,127	(3,082)
Cash and cash equivalents at beginning of period	13,450	17,427
Cash and cash equivalents at end of period	$16,577	$14,345

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data.)
(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2010 has been derived from the 2010 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. Net Income Per Common Share

For the purpose of computing diluted net income per share, the weighted-average number of shares outstanding is increased for the potential dilutive effects of stock-based incentive plans and convertible senior subordinated notes. For the purpose of computing diluted net income per share, the weighted-average number of shares was increased by 874,100 and 792,801 for the three-month periods ended June 30, 2011 and 2010, respectively, and 881,019 and 682,232 for the six-month periods ended June 30, 2011 and 2010, respectively, to account for the potential dilutive effect of stock-based incentive plans. There were no adjustments to net income for the purposes of computing income available to common stockholders for those periods.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three-month periods ended June 30, 2011 and 2010, the Company excluded 702,958 and 1,561,000 stock options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options would have been anti-dilutive. During the six-month periods ended June 30, 2011 and 2010, the Company excluded 923,821 and 1,783,628 stock options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options would have been anti-dilutive.

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

Effective April 5, 2011, the Company, through the trustee of its 3.75% convertible senior subordinated notes due in August 2025 (the "3.75% Convertible Notes"), exercised its right to redeem the remaining $92,500 principal amount of these notes under their indenture agreement. Of the total $92,500 principal amount, $11,865 of these notes were redeemed with accrued interest through the redemption date. The remaining $80,635 of these notes were surrendered for conversion. The Company elected to pay cash to holders of the notes surrendered for conversion, including the value of any residual shares of common stock that were payable to the holders electing to convert their notes into an equivalent share value, resulting in a total cash payment of $90,438 including a premium on conversion of $9,803 which reduced the equity component by $6,085, net of tax of $3,718. As a result of this transaction, the Company recaptured $40,217 of previously deducted contingent convertible debt interest which resulted in a $15,252 reduction in short-term deferred tax liabilities as well as a reduction of tax loss carryforwards reflected in long-term deferred tax assets. The potential shares issuable for the 3.75% Convertible Notes were not included in either basic or diluted average common shares outstanding for the three- or six-month periods ended June 30, 2011 as the notes were settled in cash. For the three- and six-month periods ended June 30, 2010, there were no potential shares issuable under the notes as the notes would have been anti-dilutive under the net share settlement method.

The 3.375% convertible senior subordinated notes due in March 2027 (the “3.375% Convertible Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of June 30, 2011 was approximately $28.31 per share of common stock. The dilutive effect of the notes is determined based on the average closing price of the Company's stock for the last 30 trading days of the quarter as compared to the conversion price of the notes. Under the net share settlement method, there were no potential shares issuable under the notes as the notes would have been anti-dilutive for the three- and six-month periods ended June 30, 2011 and 2010.

3. Comprehensive Income

Comprehensive income (loss) includes all changes in equity during a period except those resulting from the investments by, and distributions to, stockholders. For the Company, comprehensive income (loss) for the period includes net income and other non-owner changes to equity, net of taxes.

Statements of Comprehensive Income
(Unaudited)

For the three months ended June 30,	2011	2010
Net income	$22,332	$14,824
Unrealized (loss) gain on hedging activities, net of tax of $(85) and $251, respectively	(238)	429
Foreign currency translation adjustments, net of tax of $(53) and $(1,688), respectively	21,647	(17,410)
Defined benefit pension and other postretirement plans, net of tax of $466 and $175, respectively	1,008	452
Comprehensive income (loss)	$44,749	$(1,705)

For the six months ended June 30,	2011	2010
Net income	$41,404	$26,652
Unrealized gain on hedging activities, net of tax of $113 and $349, respectively	50	548
Foreign currency translation adjustments, net of tax of $1,440 and $(1,922), respectively	39,793	(28,546)
Defined benefit pension and other postretirement plans, net of tax of $891 and $320, respectively	1,330	1,556
Comprehensive income	$82,577	$210

4. Inventories

The components of inventories consisted of:

	June 30, 2011	December 31, 2010
Finished goods	$133,180	$127,254
Work-in-process	60,685	57,784
Raw material and supplies	36,064	31,344
	$229,929	$216,382

5. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended June 30, 2011:

	Logistics and Manufacturing Services	Precision Components	Total Company
January 1, 2011	$163,988	$220,253	$384,241
Foreign currency translation	3,301	18,430	21,731
June 30, 2011	$167,289	$238,683	$405,972

In the second quarter of 2011, management performed its annual impairment testing. Based on this assessment, there was no goodwill impairment through June 30, 2011.

Other Intangible Assets:
Other intangible assets consisted of:

		June 30, 2011		December 31, 2010
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs (RSPs)	Up to 30	$293,700	$(40,955)	$293,700	$(36,318)
Customer lists/relationships	10	28,578	(19,535)	28,578	(17,974)
Patents, trademarks/trade names	5-30	22,746	(13,229)	22,746	(12,120)
Other	Up to 15	11,936	(3,749)	10,405	(3,099)
		356,960	(77,468)	355,429	(69,511)
Foreign currency translation		6,668	—	4,880	—
Other intangible assets		$363,628	$(77,468)	$360,309	$(69,511)

Amortization of intangible assets is expected to increase from approximately $15,500 in 2011 to $18,500 in 2015.

6. Debt

The Company's debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios. The Company is in compliance with its debt covenants as of June 30, 2011, and closely monitors its future compliance based on current and anticipated future economic conditions.

Effective April 5, 2011, the Company exercised its right to redeem the remaining $92,500 principal amount of the 3.75% Convertible Notes under their indenture agreement. Of the total $92,500 principal amount, $11,865 of these notes were redeemed with accrued interest through the redemption date. The remaining $80,635 of these notes were surrendered for conversion. The Company elected to pay cash to holders of the notes surrendered for conversion, including the value of any residual shares of common stock that were payable to the holders electing to convert their notes into an equivalent share value, resulting in a total cash payment of $90,438 including a premium on conversion of $9,803 which reduced the equity component by $6,085, net of tax of $3,718. As a result of this transaction, the Company recaptured $40,217 of previously deducted contingent convertible debt interest which resulted in a $15,252 reduction in short-term deferred tax liabilities as well as a reduction of tax loss carryforwards reflected in long-term deferred tax assets. The Company used borrowings under its senior credit facility to finance the redemption of the 3.75% Convertible Notes.

The 3.375% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. The note holders may also require the Company to redeem some or all of the notes at their par value on March 15th of 2014, 2017 and 2022. The 3.375% Convertible Notes are also eligible for conversion upon meeting certain conditions as provided in the indenture agreement. The eligibility for conversion is determined quarterly. During the second quarter of 2011, the 3.375% Convertible Notes were not eligible for conversion. During the third quarter of 2011, the 3.375% Convertible Notes will not be eligible for conversion.

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

Financial instruments have been used by the Company to hedge its exposures to fluctuations in interest rates. The Company previously had two, three-year interest rate swap agreements which together converted the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 2.947% plus the borrowing spread and were accounted for as cash flow hedges. These agreements matured in the first quarter of 2011.

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

The following table sets forth the fair value amounts of derivative instruments held by the Company.

	June 30, 2011		December 31, 2010
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$—	$—	$(667)
Foreign exchange contracts	—	(175)	327	—
	—	(175)	327	(667)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	520	(141)	1,290	—
Total derivatives	$520	$(316)	$1,617	$(667)

Asset derivatives are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Liability derivatives related to interest rate contracts and foreign exchange contracts are recorded in other liabilities and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

The following table sets forth the gain (loss), net of tax, recorded in accumulated other non-owner changes to equity for the three- and six-month periods ended June 30, 2011 and 2010 for derivatives held by the Company and designated as hedging instruments.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Cash flow hedges:
Interest rate contracts	$—	$390	$422	$522
Foreign exchange contracts	(238)	39	(372)	26
	$(238)	$429	$50	$548

Amounts included within accumulated other non-owner changes to equity that were reclassified to income during the first six months of 2011 related to the interest rate swaps resulted in a fixed rate of interest of 2.947% plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings through the date of maturity. The amounts reclassified for the foreign exchange contracts were not material. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the three- or six-month periods ended June 30, 2011.

The following table sets forth the (gain) loss recorded in other expense (income), net in the consolidated statements of income for the three- and six-month periods ended June 30, 2011 and 2010 for non-designated derivatives held by the Company. Such amounts were substantially offset by (gains) losses recorded on the underlying hedged asset or liability.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Foreign exchange contracts	$(147)	$2,013	$911	$185

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

Level 3    Unobservable inputs for the asset or liability

The following table provides the financial assets and financial liabilities reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011
Asset derivatives	$520	$—	$520	$—
Liability derivatives	(316)	—	(316)	—
Rabbi trust assets	1,337	1,337	—	—
	$1,541	$1,337	$204	$—

December 31, 2010
Asset derivatives	$1,617	$—	$1,617	$—
Liability derivatives	(667)	—	(667)	—
Rabbi trust assets	1,350	1,350	—	—
	$2,300	$1,350	$950	$—

The derivative contracts are valued using observable current market information as of the reporting date such as the prevailing LIBOR-based and U.S. treasury interest rates and foreign currency spot and forward rates. The fair values of rabbi trust assets are based on quoted market prices from various financial exchanges.

As disclosed within the Company's Annual Report on Form 10-K for the year ended December 31, 2010, the fair value of the 3.375% Convertible Notes was approximately $57,244. As of June 30, 2011, the fair value of the 3.375% Convertible Notes was approximately $60,780. The par value for both periods was $55,636.

9. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
Pensions	2011	2010	2011	2010
Service cost	$1,375	$1,399	$2,944	$3,106
Interest cost	5,668	5,709	11,240	11,389
Expected return on plan assets	(8,130)	(7,660)	(16,030)	(15,365)
Amortization of prior service cost	287	239	562	459
Recognized losses	1,543	643	2,875	1,222
Net periodic benefit cost	$743	$330	$1,591	$811

	For the three months ended June 30,		For the six months ended June 30,
Other Postretirement Benefits	2011	2010	2011	2010
Service cost	$48	$61	$143	$187
Interest cost	685	796	1,424	1,632
Amortization of prior service cost	(485)	(246)	(771)	(491)
Recognized losses	240	105	404	215
Curtailment gain	—	—	—	(987)
Net periodic benefit cost	$488	$716	$1,200	$556

The Company recorded a curtailment gain in one of its other postretirement benefit plans during the first quarter of 2010 in connection with the closure of a facility within the Precision Components segment.

10. Income Taxes

The Company's effective tax rate for the first half of 2011 was 26.2%. In 2010, the Company's effective tax rate was 16.4% in the first half of the year and 16.8% for the full year. The increase in the first half 2011 effective tax rate from the full year 2010 rate was primarily driven by the projected change in the mix of earnings attributable to higher-taxing jurisdictions or jurisdictions where losses cannot be benefited, the impact of an increase in the planned repatriation of a portion of current year earnings to the U.S. and the recognition of $1,793 of discrete tax expense related to tax adjustments for prior years. The second quarter effective tax rate was 27.6% and includes the impact of the discrete item.

11. Information on Business Segments

The following table sets forth information about the Company's operations by its two reportable business segments:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net sales
Logistics and Manufacturing Services	$155,291	$138,460	$305,310	$273,742
Precision Components	175,804	146,604	347,376	292,385
Intersegment sales	(3,145)	(3,172)	(5,983)	(6,098)
Total net sales	$327,950	$281,892	$646,703	$560,029

Operating profit
Logistics and Manufacturing Services	$16,793	$10,173	$29,803	$18,497
Precision Components	16,729	13,509	33,167	24,852
Total operating profit	33,522	23,682	62,970	43,349
Interest expense	2,364	4,978	6,032	10,097
Other expense (income), net	298	1,065	802	1,387
Income before income taxes	$30,860	$17,639	$56,136	$31,865

12. Commitments and Contingencies

Product Warranties
The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not material as of June 30, 2011 and 2010.

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

__________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month and six-month periods ended June 30, 2011 and 2010, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 29, 2011 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of June 30, 2011 and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2011 and June 30, 2010 and the consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010. This interim financial information is the responsibility of the Company's management.

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
July 29, 2011

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

Second Quarter 2011 Highlights

In the second quarter of 2011, sales increased 16.3% from the second quarter of 2010 to $328.0 million primarily as a result of organic sales growth in both business segments due to improved end-market conditions and approximately $13.4 million due to foreign exchange translation. In the Logistics and Manufacturing Services segment, the broad end-markets of the distribution businesses continued to show improvements and the aerospace aftermarket business continued to improve. At Precision Components, sales in the second quarter of 2011 were favorably impacted by growth in the industrial and transportation end-markets as well as an increase in demand in the aerospace original equipment manufacturing (OEM) business.

Operating income in the second quarter of 2011 increased 41.6% to $33.5 million from the second quarter of 2010 and operating income margin improved to 10.2% in the second quarter of 2011 from 8.4% in the second quarter of 2010. These improvements were primarily the result of the profit flow through of the increased sales volumes and improved productivity resulting in part from the benefits of the lower cost structures due to previous actions. These improvements were partially offset by incremental expenses driven by our higher production level, added costs associated with strategic initiatives and the unfavorable foreign exchange impact on profits for certain sales transactions denominated in foreign currencies that weakened against the local currency.

RESULTS OF OPERATIONS

Net Sales

	Three months ended June 30,				Six months ended June 30,
(in millions)	2011	2010	Change		2011	2010	Change
Logistics and Manufacturing Services	$155.3	$138.5	$16.8	12.2%	$305.3	$273.7	$31.6	11.5%
Precision Components	175.8	146.6	29.2	19.9%	347.4	292.4	55.0	18.8%
Intersegment sales	(3.1)	(3.2)	0.1	0.9%	(6.0)	(6.1)	0.1	1.9%
Total	$328.0	$281.9	$46.1	16.3%	$646.7	$560.0	$86.7	15.5%

The Company reported net sales of $328.0 million in the second quarter of 2011, an increase of $46.1 million or 16.3%, from the second quarter of 2010. The sales increase reflected $32.6 million of organic sales growth which included an increase of $21.0 million at Precision Components and $11.6 million at Logistics and Manufacturing Services. The weakening of the U.S. dollar against foreign currencies, primarily in Europe, Canada and Brazil, increased net sales by approximately $13.4 million in the second quarter of 2011 of which $8.2 million related to Precision Components and $5.2 million related to Logistics and Manufacturing Services.

The Company reported net sales of $646.7 million in the first six months of 2011, an increase of $86.7 million or 15.5%, from the the first six months of 2010. The sales increase reflected $68.5 million of organic sales growth which included an increase of $43.4 million at Precision Components and $25.0 million at Logistics and Manufacturing Services. The weakening of the U.S. dollar against foreign currencies, primarily in Europe, Canada and Brazil, increased net sales by approximately $18.2 million in the first half of 2011 of which $11.6 million related to Precision Components and $6.6 million related to Logistics and Manufacturing Services.

Expenses and Operating Income

	Three months ended June 30,				Six months ended June 30,
(in millions)	2011	2010	Change		2011	2010	Change
Cost of sales	$207.4	$177.8	$29.5	16.6%	$410.5	$355.8	$54.7	15.4%
% sales	63.2%	63.1%			63.5%	63.5%
Gross profit (1)	$120.6	$104.1	$16.5	15.9%	$236.2	$204.2	$32.0	15.7%
% sales	36.8%	36.9%			36.5%	36.5%
Selling and administrative expenses	$87.1	$80.4	$6.7	8.3%	$173.2	$160.8	$12.4	7.7%
% sales	26.5%	28.5%			26.8%	28.7%
Operating income	$33.5	$23.7	$9.8	41.6%	$63.0	$43.3	$19.6	45.3%
% sales	10.2%	8.4%			9.7%	7.7%
(1) - Sales less cost of sales.

Cost of sales in the second quarter of 2011 increased 16.6% from the 2010 period due primarily to the increase in sales. Each segment reported an improvement in gross profit margin; however, the shift in sales mix to the Precision Components segment, which has a lower gross profit component than the Logistics and Manufacturing Services segment, resulted in a slight decrease in overall gross profit margin from 36.9% in the 2010 period to 36.8% in the 2011 period. Selling and administrative expenses in the second quarter of 2011 increased 8.3% from the second quarter of 2010 due primarily to the increase in sales as well as higher employee related costs and additional costs associated with strategic initiatives. As a percentage of sales, selling and administrative costs decreased from 28.5% in the second quarter of 2010 to 26.5% in the second quarter of 2011. As a result, operating income in the second quarter of 2011 increased 41.6% to $33.5 million from the second quarter of 2010 and operating income margin improved from 8.4% to 10.2%.

Cost of sales in the first half of 2011 increased 15.4% from the 2010 period. The increase in cost of sales was consistent with the increase in sales resulting in a similar gross profit margin of 36.5% across both periods. Selling and administrative expenses in the first half of 2011 increased 7.7% from the first half of 2010; however, as a percentage of sales decreased from 28.7% in the first half of 2010 to 26.8% in the first half of 2011. The increase in selling and administrative expenses was primarily driven by the increase in sales. As a result, operating income in the first half of 2011 increased 45.3% from the first half of 2010 and operating income margin improved from 7.7% to 9.7%.

Interest expense
Interest expense decreased $2.6 million in the second quarter of 2011 and $4.1 million in the first half of 2011 compared to the prior year amounts primarily as a result of lower average interest rates and lower debt discount amortization related to the 3.75% Convertible Notes as compared to the 2010 periods. The lower average interest rates reflect the shift to a higher percentage of variable rate debt due to the retirement of the 7.80% Notes and the redemption of the 3.75% Convertible Notes, which were funded with the variable rate credit facility, and the expiration of the interest rate swap agreements.

Other expense (income), net
Other expense (income), net in the second quarter of 2011 was $0.3 million compared to $1.1 million in the second quarter of 2010. For the six-month period ended June 30, 2011, other expense (income), net was $0.8 million compared to $1.4 million in the first half of 2010. The lower net expense reflects lower foreign exchange transaction losses in both periods.

Income Taxes
The Company's effective tax rate for the first half of 2011 was 26.2%. In 2010, the Company's effective tax rate was 16.4% in the first half of the year and 16.8% for the full year. The increase in the first half 2011 effective tax rate from the full year 2010 rate was primarily driven by the projected change in the mix of earnings attributable to higher-taxing jurisdictions or jurisdictions where losses cannot be benefited, the impact of an increase in the planned repatriation of a portion of current year earnings to the U.S. and the recognition of $1.8 million of discrete tax expense related to tax adjustments for prior years. The second quarter effective tax rate was 27.6% and includes the impact of the discrete item.

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

Net Income and Net Income per Share

	Three months ended June 30,				Six months ended June 30,
(in millions, except per share)	2011	2010	Change		2011	2010	Change
Net income	$22.3	$14.8	$7.5	50.6%	$41.4	$26.7	$14.8	55.4%
Net income per common share:
Basic	$0.40	$0.27	$0.13	48.1%	$0.75	$0.48	$0.27	56.3%
Diluted	0.40	0.26	0.14	53.8%	0.74	0.47	0.27	57.4%
Weighted average common shares outstanding:
Basic	55.4	55.5	(0.1)	(0.2)%	55.1	55.5	(0.4)	(0.7)%
Diluted	56.3	56.3	(0.1)	(0.1)%	55.9	56.2	(0.2)	(0.4)%

In the second quarter of 2011, basic and diluted net income per common share increased 48.1% and 53.8%, respectively, from the second quarter of 2010 and for the first half of 2011 increased 56.3% and 57.4%, respectively from the first half of 2010. The increases were directly attributable to the increase in net income. Basic weighted average shares outstanding in 2011 decreased primarily as a result of 1,483,527 shares repurchased during 2010 as part of the publicly announced repurchase program offset in part by shares issued for employee stock plans. Diluted weighted average shares outstanding in 2011 decreased as a result of the decrease in basic weighted average shares outstanding partially offset by the higher dilutive effect in 2011 of potentially issuable shares under the employee stock plans which was driven by an increase in the Company's stock price.

Financial Performance by Business Segment

Logistics and Manufacturing Services

	Three months ended June 30,				Six months ended June 30,
(in millions)	2011	2010	Change		2011	2010	Change
Sales	$155.3	$138.5	$16.8	12.2%	$305.3	$273.7	$31.6	11.5%
Operating profit	16.8	10.2	6.6	65.1%	29.8	18.5	11.3	61.1%
Operating margin	10.8%	7.3%			9.8%	6.8%

The Logistics and Manufacturing Services segment reported sales of $155.3 million in the second quarter of 2011, a 12.2% increase from the second quarter of 2010. Organic sales improved in all businesses and resulted in $11.6 million of organic sales growth while the positive impact of foreign currency translation increased sales by approximately $5.2 million as the U.S. dollar weakened against foreign currencies primarily in Europe and Canada. In the first half of 2011, this segment reported sales of $305.3 million, an 11.5% increase from the first half of 2010 primarily as a result of organic sales increases of $25.0 million and the positive impact of foreign currency translation which increased sales by approximately $6.6 million. The most significant improvements occurred in the aerospace aftermarket business and in the North American distribution businesses due to end-market improvements.

Operating profit at Logistics and Manufacturing Services in the second quarter of 2011 increased 65.1% from the second quarter of 2010 to $16.8 million and operating profit in the first half of 2011 increased 61.1% to $29.8 million. The increases in these periods were driven primarily by the profit impact of the higher sales volumes most significantly in the aerospace aftermarket business. Operating profit from the North American distribution businesses was positively impacted by the higher sales volumes as well as an improved customer mix, margin improvements and productivity improvements. Higher operating profits for the segment were partially offset by costs related to strategic initiatives.

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

Management is focused on growing operating profit at Logistics and Manufacturing Services primarily through organic sales growth, productivity initiatives and continued cost management. Operating profit is expected to continue to be affected by the profit impact of the changes in sales volume and sales mix, particularly as it relates to the highly profitable aftermarket RSP spare parts business, and investments made in each of its businesses. Management continues to actively manage commodity price increases through pricing actions and other productivity initiatives. In addition, the highly profitable aftermarket RSPs will continue to be impacted by the management fees payable to the customer which generally increase in the fourth or later years of each program. These and other similar fees are deducted from sales and temper sales growth of the aftermarket RSPs and operating margin.

Precision Components

	Three months ended June 30,				Six months ended June 30,
(in millions)	2011	2010	Change		2011	2010	Change
Sales	$175.8	$146.6	$29.2	19.9%	$347.4	$292.4	$55.0	18.8%
Operating profit	16.7	13.5	3.2	23.8%	33.2	24.9	8.3	33.5%
Operating margin	9.5%	9.2%			9.5%	8.5%

Sales at Precision Components were $175.8 million in the second quarter of 2011, a 19.9% increase from the second quarter of 2010, and $347.4 million in the first half of 2011, an 18.8% increase from the first half of 2010. These increases were due primarily to organic sales increases of $21.0 million in the second quarter of 2011 and $43.4 million in the first half of 2011. The organic sales growth was primarily driven by increases in the industrial manufacturing businesses based in North America and Europe reflecting improvements in the transportation industry, including automotive. Sales in the aerospace OEM business also improved as compared to 2010. The positive impact of foreign currency translation increased sales by approximately $8.2 million in the second quarter of 2011 and $11.6 million in the first half of 2011 as the U.S. dollar weakened against foreign currencies primarily in Europe and Brazil.

Operating profit in the second quarter of 2011 at Precision Components was $16.7 million, an increase of 23.8% from the second quarter of 2010, and in the first half of 2011 was $33.2 million, an increase of 33.5% from the first half of 2010. Operating profit improvements in the second quarter and first half of 2011 were due primarily to the profit impact of higher sales levels in 2011 combined with lower cost structures resulting from previous actions and lean initiatives. These improvements in operating profit were offset in part by incremental expenses driven by our higher production level, added costs associated with strategic initiatives and the unfavorable foreign exchange impact on profits for certain sales transactions denominated in foreign currencies that weakened against the local currency.

Outlook: In the industrial manufacturing businesses, management is focused on generating organic sales growth by leveraging the benefits of the diversified products and industrial end-markets in which its businesses have a global presence as well as gaining market share and introducing new products. Sales growth in the global markets served by these businesses is expected to remain uncertain due to economic conditions. However, increased order activity in certain end-markets, including transportation, along with investments made in these businesses may provide incremental benefits in the near-term. Sales in the aerospace OEM business are impacted by the general state of the aerospace market driven by the worldwide economy and are driven by its order backlog through its participation in certain strategic commercial and military engine and airframe programs. Backlog in this business was $346.2 million at June 30, 2011, of which approximately 68% is expected to be shipped in the next 12 months. The aerospace OEM business may be impacted by adjustments of customer inventory levels, changes in the content levels on certain platforms including insourcing, changes in production schedules of specific engine and airframe programs, as well as the pursuit of new programs.

Operating profit is largely dependent on the sales volumes and mix within all businesses of the segment. Management continues to focus on improving profitability through organic sales growth, pricing initiatives, and productivity and process improvements such as lean. Management continues to actively manage commodity price increases through pricing and productivity initiatives. Costs associated with new product introductions may negatively impact operating profit.

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

Effective April 5, 2011, the Company exercised its right to redeem the remaining $92.5 million principal amount of the 3.75% Convertible Notes under their indenture agreement. Of the total $92.5 million principal amount, $11.9 million of these notes were redeemed with accrued interest through the redemption date. The remaining $80.6 million of these notes were surrendered for conversion. The Company elected to pay cash to holders of the 3.75% Convertible Notes surrendered for conversion, including the value of any residual shares of common stock that were payable to the holders electing to convert their notes into an equivalent share value, resulting in a total cash payment of $90.4 million including a premium on conversion of $9.8 million which reduced the equity component by $6.1 million, net of tax of $3.7 million. As a result of this transaction, the Company recaptured $40.2 million of previously deducted contingent convertible debt interest which resulted in a $15.3 million reduction in short-term deferred tax liabilities as well as a reduction of tax loss carryforwards reflected in long-term deferred tax assets. The Company used borrowings under its senior credit facility to finance the redemption of the 3.75% Convertible Notes.

The Company's 3.375% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. The note holders may also require the Company to redeem some or all of the 3.375% Convertible Notes on March 15th of 2014, 2017 and 2022.

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities and currently expects that its bank syndicate, comprised of 15 banks, will continue to support the $400.0 million credit facility which matures in September 2012. The Company is currently in the process of negotiating an amended credit facility which is expected to be finalized prior to September 30, 2011. At June 30, 2011, the Company has $124.8 million unused and available for borrowings under its $400.0 million credit facility, subject to covenants in the Company's debt agreements. The Company believes its credit facilities and access to credit markets, coupled with cash generated from operations, are adequate for its anticipated future requirements.

The Company closely monitors compliance with its various debt covenants. As a result of the redemption of the remaining $92.5 million principal amount of the 3.75% Convertible Notes in the second quarter of 2011, the Company's most restrictive financial covenant is now the “Senior Debt Ratio” which requires the Company to maintain a ratio of Consolidated Senior Debt to adjusted earnings before interest expense, income taxes, and depreciation and amortization as defined in the amended and restated revolving credit agreement (“Adjusted EBITDA”) of not more than 3.00 times at June 30, 2011. The actual ratio at June 30, 2011 was 1.78 times. The Company's debt agreements also contain other financial covenants that require the maintenance of a certain other debt ratio (Consolidated Total Debt to Consolidated Adjusted EBITDA, as defined, of not more than 3.75 times) and a certain interest coverage ratio (Consolidated Adjusted EBITDA to Consolidated Cash Interest Expense, as defined, of at least 4.50 times) at June 30, 2011. The Company is in compliance with its debt covenants as of June 30, 2011.

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

Cash Flow

	Six months ended June 30,
(in millions)	2011	2010	Change
Operating activities	$40.3	$32.8	$7.5
Investing activities	(21.3)	(16.6)	(4.7)
Financing activities	(16.5)	(18.1)	1.6
Exchange rate effect	0.6	(1.2)	1.8
Increase (decrease) in cash	$3.1	$(3.1)	$6.2

Operating activities provided $40.3 million in cash in the first half of 2011 compared to $32.8 million in the first half of 2010. In the first half of 2011, operating cash flows were impacted by higher operating performance. Cash used for working capital in 2011 and 2010, primarily accounts receivable, reflect higher sales levels. Operating cash flows in 2011 were also impacted by higher discretionary contributions to the Company's pension plans.

Investing activities in the first half of 2011 primarily consisted of capital expenditures of $19.3 million compared to $15.1 million in the 2010 period. The increase from the 2010 period relates primarily to an investment made in previously leased equipment. The Company expects capital spending in 2011 to be approximately $40 to $45 million.

Cash from financing activities in the first half of 2011 included a net decrease in borrowings of $26.9 million compared to a net decrease in borrowings of $8.7 million in the comparable 2010 period. The 2011 period reflects the redemption of the remaining $92.5 million principal amount of the 3.75% Convertible Notes including a $9.8 million premium paid on conversion for those notes surrendered for conversion. The redemption, including the premium, was funded by borrowings under the revolving credit facility. The cash generated from operations in the 2011 and 2010 periods was used for capital expenditures, dividends and debt reduction. Total cash used to pay dividends was $8.8 million in both the first half of 2011 and 2010. Proceeds from the issuance of common stock increased $22.6 million in the 2011 period from the 2010 period primarily as a result of higher stock option exercises in the 2011 period.

At June 30, 2011, the Company held $16.6 million in cash and cash equivalents, the majority of which are held outside of the U.S. The balances remain outside of the U.S. primarily to fund future international investments. The Company plans to repatriate a portion of current year earnings to the U.S. in 2011.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At June 30, 2011, $275.2 million was borrowed at an average interest rate of 0.85% under the Company's $400.0 million borrowing facility which matures in September 2012. The Company had no borrowings under short-term bank credit lines at June 30, 2011. At June 30, 2011, the Company's total borrowings are comprised of approximately 18% fixed rate debt and approximately 82% variable rate debt compared to approximately 40% fixed rate debt and approximately 60% variable rate debt as of March 31, 2011. In the second quarter of 2011, the Company's percentage of variable rate debt increased as a result of the expiration of the interest rate swap agreements in March 2011 and the redemption of the 3.75% Convertible Notes with borrowings under the revolving credit agreement.

Debt Covenants

Borrowing capacity is limited by various debt covenants in the Company's debt agreements. As of June 30, 2011 the most restrictive borrowing capacity covenant in any agreement requires the Company to maintain a maximum ratio of Consolidated Senior Debt to Adjusted EBITDA, as defined in the amended and restated revolving credit agreement, of not more than 3.00 times for the four fiscal quarters then ending. The Company's debt agreements also contain other financial covenants that require the maintenance of a certain other debt ratio, Consolidated Total Debt to Consolidated Adjusted EBITDA, as defined, of not more than 3.75 times. Following is a reconciliation of Adjusted EBITDA, as defined, to the Company's net income (in millions):

Four fiscal quarters ended June 30, 2011
Net income	$68.0
Add back:
Interest expense	15.9
Income taxes	20.3
Depreciation and amortization	55.5
Other adjustments	(0.7)
Adjusted EBITDA, as defined	$159.0

Consolidated Senior Debt, as defined, as of June 30, 2011	$283.1
Ratio of Consolidated Senior Debt to Adjusted EBITDA	1.78
Consolidated Total Debt, as defined, as of June 30, 2011	$338.8
Ratio of Consolidated Total Debt to Adjusted EBITDA	2.13

Other adjustments primarily represent net gains on the sale of assets. Consolidated Total Debt excludes the debt discount related to the convertible notes. The Company's financial covenants are measured as of the end of each fiscal quarter. At June 30, 2011, additional borrowings of $257.5 million Total Debt and $193.9 million Senior Debt would have been allowed under the covenants. The Company's unused credit facilities at June 30, 2011 were $124.8 million.

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

Critical Accounting Policies

Business Acquisitions and Goodwill: Assets and liabilities acquired in a business combination are recorded at their estimated fair values at the acquisition date. At June 30, 2011, the Company had $406.0 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing annually or earlier if an event or change in circumstances indicates that the fair value of a reporting unit may have been reduced below its carrying value. Management completes their annual impairment assessment during the second quarter of each year.

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

In the second quarter of 2011, management performed its annual impairment testing based on the information available as of the date of the assessment. Based on this assessment, there was no goodwill impairment in 2011 and the fair values of each of the Company's reporting units were substantially in excess of their carrying values.

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

The United States deferred tax assets include significant tax operating loss carryforwards. If it became more likely than not that the deferred tax assets would expire unused, the Company would record a valuation allowance to reflect this fact. The Company experienced challenging economic conditions in the United States in 2009 and 2010. While the Company is not in a cumulative loss position over the last three years (defined as pre-tax book income plus permanent tax items) and does not currently project to be in a cumulative loss position through 2011, the valuation of deferred tax assets requires significant judgment and management's assessment that these deferred tax assets will be realized represents its estimate of future results. Changes in management's assessment could materially increase the Company's tax expense and could have a material adverse effect on the Company's financial condition and results of operations. Management will continue to assess the need for a valuation allowance in the future.

Recent Accounting Changes
In May 2011, the Financial Accounting Standards Board (FASB) amended its guidance related to fair value measurement and disclosure. The amended guidance generally clarifies existing measurement and disclosure requirements and results in greater consistency between U.S. GAAP and IFRS. The provisions of the amended guidance will be effective for the Company beginning in the first quarter of 2012. The Company does not expect the adoption of the provisions of the amended guidance to have a material impact on its disclosures.
In June 2011, the FASB amended its guidance related to the presentation of other comprehensive income. The amended guidance requires the presentation of other comprehensive income and its components either (1) together with the components of net income in one continuous statement of comprehensive income or (2) as a separate statement immediately following the statement of income with equal prominence. The provisions of the amended guidance will be effective for the Company beginning in the first quarter of 2012.

EBITDA

EBITDA for the first half of 2011 was $90.9 million compared to $68.1 million in the first half of 2010. EBITDA is a measurement not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Six months ended June 30,
	2011	2010
Net income	$41.4	$26.7
Add back:
Interest expense	6.0	10.1
Income taxes	14.7	5.2
Depreciation and amortization	28.8	26.1
EBITDA	$90.9	$68.1

Forward-looking Statements

Certain of the statements in this quarterly report may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based upon management's good faith expectations and beliefs concerning future developments and their potential effect upon the Company and can be identified by the use of words such as "anticipated," "believe," "expect," "plans," "strategy," "estimate," "project," and other words of similar meaning in connection with a discussion of future operating or financial performance. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. The risks and uncertainties, which are described in our periodic filings with the Securities and Exchange Commission, include, among others, uncertainties arising from the behavior of financial markets, including any associated impact in the event of a failure to reach agreement on the U.S. federal debt ceiling, such as a debt rating downgrade; future financial performance of the industries or customers that we serve; changes in market demand for our products and services; integration of acquired businesses; restructuring costs or savings; the impact of any future strategic actions, including acquisitions, joint ventures, divestitures, restructurings, or strategic business realignments, and our ability to achieve the financial and operational targets set in connection with any such actions; introduction or development of new products or transfer of work; changes in raw material or product prices and availability; foreign currency exposure; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; the outcome of pending and future claims or litigation or governmental, regulatory proceedings, investigations, inquiries, and audits; uninsured claims and litigation; outcome of contingencies; future repurchases of common stock; future levels of indebtedness; and numerous other matters of global, regional or national scale, including those of a political, economic, business, competitive, environmental, regulatory and public health nature. The Company assumes no obligation to update our forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the Company's exposure to market risk during the first six months of 2011 other than the following:

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

The Company's long-term debt portfolio consists of fixed-rate and variable-rate instruments and is managed to reduce the overall cost of borrowing while also minimizing the effect of changes in interest rates on near-term earnings. The Company's primary interest rate risk is derived from its outstanding variable-rate debt obligations. In 2008, the Company entered into two, three-year interest rate swap agreements which together converted the interest on the first $100.0 million of the Company's London Interbank Offered Rate ("LIBOR")-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 2.947% plus the borrowing spread for the purpose of mitigating its exposure to variable interest rates. These swap agreements matured at the end of March, 2011.

Effective April 5, 2011, the Company exercised its right to redeem the remaining $92.5 million principal amount of the 3.75% Convertible Notes under the terms of the indenture. The Company financed the cost of redeeming and converting the 3.75% Convertible Notes using its variable rate revolving credit facility, which increased borrowings under this facility by approximately $102.3 million including the premium on conversion. Borrowings under the revolving credit facility bear interest at LIBOR plus a spread ranging from 0.30% to 1.15%, depending on the Company's Debt Ratio at the time of the borrowing. The average interest rate on these borrowings was 0.85% at June 30, 2011. As a result, the Company's percent of variable rate debt increased from approximately 60% at March 31, 2011 to approximately 82% at June 30, 2011.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's second fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)

April 1-30, 2011	1,906		$20.94	—	1,009,156
May 1-31, 2011	—		$—	—	1,009,156
June 1-30, 2011	—		$—	—	1,009,156
Total	1,906	(1)	$20.94	—

(1)
All acquisitions of equity securities during the second quarter of 2011 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

(2)
The program was publicly announced on May 8, 2008 authorizing repurchase of up to 5.0 million shares of its common stock. This program replaced a previous authorization for the repurchase of up to 1.0 million shares of its common stock that was approved on April 12, 2001.

Item 6. Exhibits

(a) Exhibits
Exhibit 10.1	Barnes Group Inc. Senior Executive Enhanced Life Insurance Program, as amended and restated effective April 1, 2011.
Exhibit 10.2	Barnes Group Inc. Performance Linked Bonus Plan for Selected Executive Officers, as amended February 8, 2011.
Exhibit 10.3	Transition and Separation Agreement between the Company and Mr. Jerry W. Burris, dated June 14, 2011.
Exhibit 15	Letter regarding unaudited interim financial information.
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date:	July 29, 2011	/s/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr. Senior Vice President, Finance Chief Financial Officer (Principal Financial Officer)

Date:	July 29, 2011	/s/ MARIAN ACKER
Marian Acker Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For Quarter ended June 30, 2011

Exhibit No.	Description	Reference
10.1	Barnes Group Inc. Senior Executive Enhanced Life Insurance Program, as amended and restated effective April 1, 2011.	Filed with this report.
10.2	Barnes Group Inc. Performance Linked Bonus Plan for Selected Executive Officers, as amended February 8, 2011.	Incorporated by reference to Annex 1 to the Company's definitive proxy statement filed with the Securities and Exchange Commission on April 5, 2011.
10.3	Transition and Separation Agreement between the Company and Mr. Jerry W. Burris, dated June 14, 2011.	Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the Securities and Exchange Commission on June 17, 2011.
15	Letter regarding unaudited interim financial information.	Filed with this report.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.
Exhibit 101.INS	XBRL Instance Document.	Furnished with this report.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	Furnished with this report.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Furnished with this report.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Furnished with this report.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Furnished with this report.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Furnished with this report.