Form 10-Q
period 2011-09-30
BARNES GROUP INC
filed 2011-10-28
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

The registrant had outstanding 54,737,829 shares of common stock as of October 26, 2011.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net sales	$325,394	$289,901	$972,098	$849,930

Cost of sales	210,864	184,989	621,401	540,833
Selling and administrative expenses	81,586	80,079	254,782	240,915
	292,450	265,068	876,183	781,748
Operating income	32,944	24,833	95,915	68,182

Interest expense	1,917	5,177	7,950	15,273
Other expense (income), net	(425)	773	378	2,161
Income before income taxes	31,452	18,883	87,587	50,748

Income taxes	8,207	3,779	22,938	8,992
Net income	$23,245	$15,104	$64,649	$41,756

Per common share:
Net income:
Basic	$0.42	$0.27	$1.17	$0.75
Diluted	0.41	0.27	1.15	0.75
Dividends	0.08	0.08	0.24	0.24

Weighted average common shares outstanding:
Basic	55,834,038	55,346,517	55,325,541	55,428,865
Diluted	56,380,585	55,839,970	56,095,069	56,048,170

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$38,843	$13,450
Accounts receivable, less allowances (2011 - $4,862; 2010 - $5,026)	225,676	197,715
Inventories	227,463	216,382
Deferred income taxes	31,469	10,449
Prepaid expenses and other current assets	12,179	12,212
Total current assets	535,630	450,208

Deferred income taxes	24,147	42,722

Property, plant and equipment	615,099	611,055
Less accumulated depreciation	(398,836)	(392,621)
	216,263	218,434

Goodwill	389,972	384,241
Other intangible assets, net	281,282	290,798
Other assets	19,323	16,854
Total assets	$1,466,617	$1,403,257

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$8,144	$4,930
Accounts payable	101,322	98,191
Accrued liabilities	103,566	86,602
Long-term debt - current	769	93,141
Total current liabilities	213,801	282,864

Long-term debt	338,828	259,647
Accrued retirement benefits	94,473	112,886
Other liabilities	35,968	35,741

Commitments and contingencies (Note 12)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2011 - 58,455,387 shares; 2010 - 56,518,417 shares)	585	565
Additional paid-in capital	313,113	278,287
Treasury stock, at cost (2011 - 3,752,632 shares; 2010 - 2,691,215 shares)	(67,836)	(44,379)
Retained earnings	565,525	514,240
Accumulated other non-owner changes to equity	(27,840)	(36,594)
Total stockholders' equity	783,547	712,119

Total liabilities and stockholders' equity	$1,466,617	$1,403,257

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2011	2010
Operating activities:
Net income	$64,649	$41,756
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	43,855	38,988
Amortization of convertible debt discount	1,633	4,251
(Gain) loss on disposition of property, plant and equipment	(400)	253
Stock compensation expense	5,866	5,619
Withholding taxes paid on stock issuances	(1,089)	(287)
Changes in assets and liabilities:
Accounts receivable	(27,462)	(27,671)
Inventories	(11,385)	(19,492)
Prepaid expenses and other current assets	(1,457)	(5,420)
Accounts payable	4,867	11,359
Accrued liabilities	14,119	5,906
Deferred income taxes	1,968	4,469
Long-term retirement benefits	(16,784)	(12,155)
Other	95	(579)
Net cash provided by operating activities	78,475	46,997

Investing activities:
Proceeds from disposition of property, plant and equipment	3,352	1,384
Capital expenditures	(25,169)	(22,463)
Business acquisitions, net of cash acquired	(3,495)	—
Other	(3,424)	(2,393)
Net cash used by investing activities	(28,736)	(23,472)

Financing activities:
Net change in other borrowings	3,023	3,384
Payments on long-term debt	(354,167)	(243,658)
Proceeds from the issuance of long-term debt	339,290	241,667
Premium paid on convertible debt redemption	(9,803)	—
Proceeds from the issuance of common stock	26,829	3,871
Common stock repurchases	(22,369)	(9,014)
Dividends paid	(13,197)	(13,159)
Excess tax benefit on stock awards	8,607	—
Other	(2,098)	(160)
Net cash used by financing activities	(23,885)	(17,069)

Effect of exchange rate changes on cash flows	(461)	(159)
Increase in cash and cash equivalents	25,393	6,297
Cash and cash equivalents at beginning of period	13,450	17,427
Cash and cash equivalents at end of period	$38,843	$23,724

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data.)
(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2010 has been derived from the 2010 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three- and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. Net Income Per Common Share

For the purpose of computing diluted net income per share, the weighted-average number of shares outstanding is increased for the potential dilutive effects of stock-based incentive plans and convertible senior subordinated notes. For the purpose of computing diluted net income per share, the weighted-average number of shares was increased by 546,547 and 493,453 for the three-month periods ended September 30, 2011 and 2010, respectively, and 769,528 and 619,305 for the nine-month periods ended September 30, 2011 and 2010, respectively, to account for the potential dilutive effect of stock-based incentive plans. There were no adjustments to net income for the purposes of computing income available to common stockholders for those periods.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three-month periods ended September 30, 2011 and 2010, the Company excluded 686,016 and 2,340,018 stock options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options would have been anti-dilutive. During the nine-month periods ended September 30, 2011 and 2010, the Company excluded 844,552 and 1,969,091 stock options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options would have been anti-dilutive.

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

Effective April 5, 2011, the Company, through the trustee of its 3.75% convertible senior subordinated notes due in August 2025 (the "3.75% Convertible Notes"), exercised its right to redeem the remaining $92,500 principal amount of these notes under their indenture agreement. Of the total $92,500 principal amount, $11,865 of these notes were redeemed with accrued interest through the redemption date. The remaining $80,635 of these notes were surrendered for conversion. The Company elected to pay cash to holders of the notes surrendered for conversion, including the value of any residual shares of common stock that were payable to the holders electing to convert their notes into an equivalent share value, resulting in a total cash payment of $90,438 including a premium on conversion of $9,803 which reduced the equity component by $6,085, net of tax of $3,718. As a result of this transaction, the Company recaptured $40,217 of previously deducted contingent convertible debt interest which resulted in a $15,252 reduction in short-term deferred tax liabilities as well as a reduction of tax loss carryforwards reflected in long-term deferred tax assets. The potential shares issuable for the 3.75% Convertible Notes were not included in either basic or diluted average common shares outstanding for the nine-month period ended September 30, 2011 as the notes were settled in cash. For the three- and nine-month periods ended September 30, 2010, there were no potential shares issuable under the notes as the notes would have been anti-dilutive under the net share settlement method.

The 3.375% convertible senior subordinated notes due in March 2027 (the “3.375% Convertible Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of September 30, 2011 was approximately $28.31 per share of common stock. The dilutive effect of the notes is determined based on the average closing price of the Company's stock for the last 30 trading days of the quarter as compared to the conversion price of the notes. Under the net share settlement method, there were no potential shares issuable under the notes as the notes would have been anti-dilutive for the three- and nine-month periods ended September 30, 2011 and 2010.

3. Comprehensive Income

Comprehensive income (loss) includes all changes in equity during a period except those resulting from the investments by, and distributions to, stockholders. For the Company, comprehensive income (loss) for the period includes net income and other non-owner changes to equity, net of taxes.

Statements of Comprehensive Income
(Unaudited)

For the three months ended September 30,	2011	2010
Net income	$23,245	$15,104
Unrealized (loss) gain on hedging activities, net of tax of $(6) and $232, respectively	(19)	422
Foreign currency translation adjustments, net of tax of $(1,464) and $3,039, respectively	(34,388)	40,310
Defined benefit pension and other postretirement plans, net of tax of $445 and $159, respectively	1,988	(66)
Comprehensive income (loss)	$(9,174)	$55,770

For the nine months ended September 30,	2011	2010
Net income	$64,649	$41,756
Unrealized gain on hedging activities, net of tax of $107 and $581, respectively	31	970
Foreign currency translation adjustments, net of tax of $(24) and $1,117, respectively	5,405	11,764
Defined benefit pension and other postretirement plans, net of tax of $1,336 and $479, respectively	3,318	1,490
Comprehensive income	$73,403	$55,980

4. Inventories

The components of inventories consisted of:

	September 30, 2011	December 31, 2010
Finished goods	$132,248	$127,254
Work-in-process	61,351	57,784
Raw material and supplies	33,864	31,344
	$227,463	$216,382

5. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended September 30, 2011:

	Logistics and Manufacturing Services	Precision Components	Total Company
January 1, 2011	$163,988	$220,253	$384,241
Goodwill acquired	—	167	167
Foreign currency translation	462	5,102	5,564
September 30, 2011	$164,450	$225,522	$389,972

In the second quarter of 2011, management performed its annual impairment testing. Based on this assessment, there was no goodwill impairment through June 30, 2011.

Other Intangible Assets:
Other intangible assets consisted of:

		September 30, 2011		December 31, 2010
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs (RSPs)	Up to 30	$293,700	$(43,420)	$293,700	$(36,318)
Customer lists/relationships	10	29,759	(20,346)	28,578	(17,974)
Patents, trademarks/trade names	5-30	22,615	(13,739)	22,746	(12,120)
Other	Up to 15	11,496	(4,133)	10,405	(3,099)
		357,570	(81,638)	355,429	(69,511)
Foreign currency translation		5,350	—	4,880	—
Other intangible assets		$362,920	$(81,638)	$360,309	$(69,511)

Amortization of intangible assets is expected to increase from approximately $15,500 in 2011 to $17,500 in 2015.

In September 2011, the Company acquired a hydro-pneumatic suspensions business from Curtiss-Wright Antriebstechnik Gmbh for a cash payment of 3,140 Swiss francs ($3,495). The business will be integrated into the Precision Components operating segment. Goodwill of $167 and other intangible assets of $2,370 were recorded as a result of this acquisition. The impact of this acquisition was not material to the Company's consolidated Balance Sheets or Statements of Income and therefore the unaudited pro forma operating results of the Company have not been presented.

6. Debt

The Company's debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios. The Company is in compliance with its debt covenants as of September 30, 2011, and closely monitors its future compliance based on current and anticipated future economic conditions.

On September 27, 2011, the Company entered into an amended and restated revolving credit agreement (the “Amended Credit Agreement”) with Bank of America, N.A. as the administrative agent. The Amended Credit Agreement increases the borrowing availability of the debt facility from $400,000 to $500,000. The Amended Credit Agreement also extends the expiration date of the debt facility by four years from September 2012 to September 2016. At September 30, 2011, borrowings and availability under the Amended Credit Agreement were $286,100 and $213,900, respectively. Borrowings under the Amended Credit Agreement bear interest at LIBOR plus a spread ranging from 1.10% to 1.70%, depending on the Company's leverage ratio at the time of the borrowing.

As with the prior revolving credit agreement, the Company's borrowing capacity is limited by various debt covenants within the Amended Credit Agreement. The Amended Credit Agreement requires the Company to maintain a ratio of Consolidated Senior Debt, as defined in the Amended Credit Agreement, to Consolidated EBITDA, as defined in the Amended Credit Agreement, of not more than 3.25 times at the end of each fiscal quarter ending on or before September 30, 2013, after which the ratio will decrease to 3.00 times. In addition, the Amended Credit Agreement requires the Company to maintain a ratio of Consolidated Total Debt, as defined in the Amended Credit Agreement, to Consolidated EBITDA of not more than 4.00 times for each fiscal quarter ending on or before September 30, 2013, and thereafter of not more than 3.75 times at the end of any fiscal quarter, and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined in the Amended Credit Agreement, of not less than 4.25 times for each fiscal quarter ending on or before September 30, 2013, and thereafter of not less than 4.50 times at the end of any fiscal quarter. At September 30, 2011, the Company was in compliance with all covenants under the Amended Credit Agreement. The Company paid fees and expenses of $1,927 in conjunction with the refinancing of the Amended Credit Agreement; such fees will be deferred and amortized into interest expense on the accompanying Consolidated Statements of Income through its maturity.

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

The 3.375% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. The note holders may also require the Company to redeem some or all of the notes at their par value on March 15th of 2014, 2017 and 2022. The 3.375% Convertible Notes are also eligible for conversion upon meeting certain conditions as provided in the indenture agreement. The eligibility for conversion is determined quarterly. During the third quarter of 2011, the 3.375% Convertible Notes were not eligible for conversion. During the fourth quarter of 2011, the 3.375% Convertible Notes will not be eligible for conversion.

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

The following table sets forth the fair value amounts of derivative instruments held by the Company.

	September 30, 2011		December 31, 2010
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$—	$—	$(667)
Foreign exchange contracts	—	(200)	327	—
	—	(200)	327	(667)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	—	(2,765)	1,290	—
Total derivatives	$—	$(2,965)	$1,617	$(667)

Asset derivatives are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Liability derivatives related to interest rate contracts and foreign exchange contracts are recorded in other liabilities and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

The following table sets forth the gain (loss), net of tax, recorded in accumulated other non-owner changes to equity for the three- and nine-month periods ended September 30, 2011 and 2010 for derivatives held by the Company and designated as hedging instruments.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cash flow hedges:
Interest rate contracts	$—	$319	$422	$841
Foreign exchange contracts	(19)	103	(391)	129
	$(19)	$422	$31	$970

Amounts included within accumulated other non-owner changes to equity that were reclassified to income during the first nine months of 2011 related to the interest rate swaps resulted in a fixed rate of interest of 2.947% plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings through the date of maturity. The amounts reclassified for the foreign exchange contracts were not material. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the three- or nine-month periods ended September 30, 2011 or September 30, 2010.

The following table sets forth the gains (losses) recorded in other expense (income), net in the consolidated statements of income for the three- and nine-month periods ended September 30, 2011 and 2010 for non-designated derivatives held by the Company. Such amounts were substantially offset by gains recorded on the underlying hedged asset or liability.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Foreign exchange contracts	$(3,144)	$4,153	$(4,055)	$3,969

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

Level 3	Unobservable inputs for the asset or liability

The following table provides the financial assets and financial liabilities reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011
Asset derivatives	$—	$—	$—	$—
Liability derivatives	(2,965)	—	(2,965)	—
Rabbi trust assets	1,356	1,356	—	—
	$(1,609)	$1,356	$(2,965)	$—

December 31, 2010
Asset derivatives	$1,617	$—	$1,617	$—
Liability derivatives	(667)	—	(667)	—
Rabbi trust assets	1,350	1,350	—	—
	$2,300	$1,350	$950	$—
The derivative contracts are valued using observable current market information as of the reporting date such as the prevailing LIBOR-based and U.S. treasury interest rates and foreign currency spot and forward rates. The fair values of rabbi trust assets are based on quoted market prices from various financial exchanges.

As disclosed within the Company's Annual Report on Form 10-K for the year ended December 31, 2010, the fair value of the 3.375% Convertible Notes was approximately $57,244. As of September 30, 2011, the fair value of the 3.375% Convertible Notes was approximately $55,835. The par value for both periods was $55,636.

9. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
Pensions	2011	2010	2011	2010
Service cost	$1,477	$1,502	$4,421	$4,608
Interest cost	5,626	5,697	16,866	17,086
Expected return on plan assets	(8,030)	(7,703)	(24,060)	(23,068)
Amortization of prior service cost	280	239	842	697
Recognized losses	1,436	614	4,311	1,837
Net periodic benefit cost	$789	$349	$2,380	$1,160

	For the three months ended September 30,		For the nine months ended September 30,
Other Postretirement Benefits	2011	2010	2011	2010
Service cost	$70	$85	$213	$272
Interest cost	712	786	2,136	2,418
Amortization of prior service cost	(385)	(236)	(1,156)	(727)
Recognized losses	202	88	606	303
Curtailment gain	—	—	—	(987)
Net periodic benefit cost	$599	$723	$1,799	$1,279

The Company recorded a curtailment gain in one of its other postretirement benefit plans during the first quarter of 2010 in connection with the closure of a facility within the Precision Components segment.

10. Income Taxes

The Company's effective tax rate for the first nine months of 2011 was 26.2%. In 2010, the Company's effective tax rate was 17.7% in the first nine months of the year and 16.8% for the full year. The increase in the 2011 effective tax rate from the full year 2010 rate is primarily driven by the projected change in the mix of earnings attributable to higher-taxing jurisdictions or jurisdictions where losses cannot be benefited, the impact of an increase in the repatriation of a portion of current year earnings to the U.S. and the second quarter recognition of $1,793 of discrete tax expense related to tax adjustments for prior years. The third quarter effective tax rate was 26.1%.

11. Information on Business Segments

The following table sets forth information about the Company's operations by its two reportable business segments:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net sales
Logistics and Manufacturing Services	$151,600	$138,937	$456,910	$412,679
Precision Components	176,598	154,012	523,974	446,397
Intersegment sales	(2,804)	(3,048)	(8,786)	(9,146)
Total net sales	$325,394	$289,901	$972,098	$849,930

Operating profit
Logistics and Manufacturing Services	$16,034	$10,799	$45,837	$29,296
Precision Components	16,910	14,034	50,078	38,886
Total operating profit	32,944	24,833	95,915	68,182
Interest expense	1,917	5,177	7,950	15,273
Other expense (income), net	(425)	773	378	2,161
Income before income taxes	$31,452	$18,883	$87,587	$50,748

12. Commitments and Contingencies

Product Warranties
The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not material as of September 30, 2011 and December 31, 2010.

The Company was named in a lawsuit arising out of an alleged breach of contract and implied warranty by a customer of Toolcom Suppliers Limited (“Toolcom”), a division of the Logistics and Manufacturing Services segment, related to the sale of certain products prior to the Company’s 2005 acquisition of Toolcom. In 2006, the plaintiff filed the lawsuit in civil court in Scotland and asserted that certain products sold were not fit for a particular use and claims approximately 5,500 pounds sterling (approximately $8,600) in damages, plus interest at the statutory rate of 8% per annum and costs. The court found that Toolcom was in breach of contract and implied warranty, and ordered Toolcom to pay a portion of the plaintiff’s attorneys’ fees. The court has not made determinations as to causation and damages. Although the Company intends to vigorously defend its position with respect to causation and damages, based on reviews of the currently available information and acknowledging the uncertainties of litigation, management has provided for what it believes to be a reasonable estimate of loss exposure. While it is currently not possible to determine the ultimate outcome of this matter, the Company believes that any ultimate losses would not be expected to have a material adverse effect on the Company’s consolidated financial position or cash flows, but could be material to the consolidated results of operations of any one period.

Income Taxes
In connection with an IRS audit for the tax years 2000 through 2002, the IRS proposed adjustments to these tax years of approximately $16,500, plus a potential penalty of 20% of the tax assessment plus interest. The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries.  The Company filed an administrative protest of these adjustments.  In the third quarter of 2009, the Company was informed that its protest was denied and a tax assessment was received from the Appeals Office of the IRS.  In November 2009, the Company filed a petition against the IRS in the U.S. Tax Court contesting the tax assessment received.  Based on the schedule established by the court in September 2011, the Company expects a trial to begin in early 2012. Depending on the outcome, an appeal by either party is possible. The Company continues to believe its tax position on the issues raised by the IRS is correct and the Company plans to continue to take appropriate actions to vigorously defend its position.  The Company believes it should prevail on this issue. While any additional impact on the Company's liability for income taxes cannot presently be determined, the Company continues to believe it is adequately provided for and the outcome is not expected to have a material effect on the Company's consolidated financial position or cash flows, but could be material to the consolidated results of operations of any one period.

__________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month and nine-month periods ended September 30, 2011 and 2010, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 28, 2011 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of September 30, 2011 and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and September 30, 2010 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and September 30, 2010. This interim financial information is the responsibility of the Company's management.

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
October 28, 2011

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

Third Quarter 2011 Highlights

In the third quarter of 2011, sales increased 12.2% from the third quarter of 2010 to $325.4 million primarily as a result of organic sales growth in both business segments due to improved end-market conditions and approximately $6.9 million due to foreign exchange translation. In the Logistics and Manufacturing Services segment, the broad end-markets of the distribution businesses, primarily in North America, continued to show improvements. The aerospace aftermarket business continues to reflect strong levels of overhaul and repair activity with significant growth in orders, as opposed to a trend of deferred maintenance that was reflective during the third quarter of 2010. At Precision Components, sales in the third quarter of 2011 were favorably impacted by strong demand in the industrial and transportation end-markets as well as continued growth in the aerospace original equipment manufacturing (OEM) business.

Operating income in the third quarter of 2011 increased 32.7% to $32.9 million from the third quarter of 2010 and operating income margin improved to 10.1% in the third quarter of 2011 from 8.6% in the third quarter of 2010. These improvements were primarily the result of the profit flow through of the increased sales volumes and improved productivity resulting in part from the benefits of the lower cost structures due to previous actions. These improvements were partially offset by incremental expenses driven by our higher production level and added costs associated with strategic initiatives.

In August 2011, the Company received a binding offer from privately held Berner SE to acquire its Barnes Distribution Europe (“BDE”) businesses, including the businesses that operate as KENT, BD France and Toolcom, for approximately €25.7 million in cash, subject to customary conditions and approvals, as well as closing adjustments. The offer is binding upon Berner SE and irrevocable until January 31, 2012, subject to certain conditions. The Company's BDE businesses are currently reported within the Company's Logistics and Manufacturing Services segment and reported revenues for the year ended December 31, 2010 of approximately $105 million. The transaction remains subject to approval by the Company's Board of Directors as of September 30, 2011. The Company expects, following the potential approval by the Board of Directors and other required approvals, that the related BDE assets would be classified as "held for sale" and the BDE businesses would be reported as Discontinued Operations on the Consolidated Statements of Income. The Company would expect to record a pretax loss of approximately $20 million inclusive of non-cash impairments of long-lived assets and subject to changes for various factors such as changes in foreign exchange rates, transaction costs and closing adjustments. Proceeds from the potential transaction are anticipated to provide for global investment in strategic growth initiatives.

RESULTS OF OPERATIONS

Net Sales

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2011	2010	Change		2011	2010	Change
Logistics and Manufacturing Services	$151.6	$138.9	$12.7	9.1%	$456.9	$412.7	$44.2	10.7%
Precision Components	176.6	154.0	22.6	14.7%	524.0	446.4	77.6	17.4%
Intersegment sales	(2.8)	(3.0)	0.2	8.0%	(8.8)	(9.1)	0.4	3.9%
Total	$325.4	$289.9	$35.5	12.2%	$972.1	$849.9	$122.2	14.4%

The Company reported net sales of $325.4 million in the third quarter of 2011, an increase of $35.5 million or 12.2%, from the third quarter of 2010. The sales increase reflected $28.6 million of organic sales growth which included an increase of $17.9 million at Precision Components and $10.5 million at Logistics and Manufacturing Services. The weakening of the U.S. dollar against foreign currencies, primarily in Europe and Brazil, increased net sales by approximately $6.9 million in the third quarter of 2011 of which $4.7 million related to Precision Components and $2.2 million related to Logistics and Manufacturing Services.

The Company reported net sales of $972.1 million in the first nine months of 2011, an increase of $122.2 million or 14.4%, from the first nine months of 2010. The sales increase reflected $97.1 million of organic sales growth which included an increase of $61.3 million at Precision Components and $35.4 million at Logistics and Manufacturing Services. The weakening of the U.S. dollar against foreign currencies, primarily in Europe and Brazil, increased net sales by approximately $25.1 million in the first nine months of 2011 of which $16.3 million related to Precision Components and $8.8 million related to Logistics and Manufacturing Services.

Expenses and Operating Income

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2011	2010	Change		2011	2010	Change
Cost of sales	$210.9	$185.0	$25.9	14.0%	$621.4	$540.8	$80.6	14.9%
% sales	64.8%	63.8%			63.9%	63.6%
Gross profit (1)	$114.5	$104.9	$9.6	9.2%	$350.7	$309.1	$41.6	13.5%
% sales	35.2%	36.2%			36.1%	36.4%
Selling and administrative expenses	$81.6	$80.1	$1.5	1.9%	$254.8	$240.9	$13.9	5.8%
% sales	25.1%	27.6%			26.2%	28.3%
Operating income	$32.9	$24.8	$8.1	32.7%	$95.9	$68.2	$27.7	40.7%
% sales	10.1%	8.6%			9.9%	8.0%
(1) - Sales less cost of sales.

Cost of sales in the third quarter of 2011 increased 14.0% from the 2010 period due primarily to the increase in sales. Each segment reported an improvement in gross profit margin; however, the shift in sales mix to the Precision Components segment, which has a lower gross profit component than the Logistics and Manufacturing Services segment, resulted in a slight decrease in overall gross profit margin from 36.2% in the 2010 period to 35.2% in the 2011 period. Selling and administrative expenses in the third quarter of 2011 increased 1.9% from the third quarter of 2010 due primarily to the increase in sales as well as higher employee related costs and additional costs associated with strategic initiatives. As a percentage of sales, selling and administrative costs decreased from 27.6% in the third quarter of 2010 to 25.1% in the third quarter of 2011. As a result, operating income in the third quarter of 2011 increased 32.7% to $32.9 million from the third quarter of 2010 and operating income margin improved from 8.6% to 10.1%.

Cost of sales in the first nine months of 2011 increased 14.9% from the 2010 period. The percentage increase in cost of sales was slightly higher than the percentage increase in sales, resulting in a slight decrease in overall gross profit margin from 36.4% in the 2010 period to 36.1% in the 2011 period. Selling and administrative expenses in the first nine months of 2011 increased 5.8% from the first nine months of 2010; however, as a percentage of sales decreased from 28.3% in the first nine months of 2010 to 26.2% in the first nine months of 2011. The increase in selling and administrative expenses was primarily driven by the increase in sales as well as higher employee related costs and additional costs associated with strategic initiatives. As a result, operating income in the first nine months of 2011 increased 40.7% from the first nine months of 2010 and operating income margin improved from 8.0% to 9.9%.

Interest expense
Interest expense decreased $3.3 million in the third quarter of 2011 and $7.3 million in the first nine months of 2011 compared to the prior year amounts primarily as a result of lower average interest rates and lower debt discount amortization related to the 3.75% Convertible Notes as compared to the 2010 periods. The lower average interest rates reflect the shift to a higher percentage of variable rate debt due to the retirement of the 7.80% Notes and the redemption of the 3.75% Convertible Notes, which were funded with the variable rate credit facility, and the expiration of the interest rate swap agreements.

Other expense (income), net
Other expense (income), net in the third quarter of 2011 was $(0.4) million compared to $0.8 million in the third quarter of 2010. For the nine-month period ended September 30, 2011, other expense (income), net was $0.4 million compared to $2.2 million in the first nine months of 2010. The income recorded during the third quarter of 2011 reflects foreign exchange transaction gains compared with transaction losses in the third quarter of 2010. The lower net expense during the nine month period primarily reflects lower foreign exchange transaction losses during this period.

Income Taxes
The Company's effective tax rate for the first nine months of 2011 was 26.2%. In 2010, the Company's effective tax rate was 17.7% in the first nine months of the year and 16.8% for the full year. The increase in the effective tax rate in the first nine months of the year from the full year 2010 rate is primarily driven by the projected change in the mix of earnings attributable to higher-taxing jurisdictions or jurisdictions where losses cannot be benefited, the impact of an increase in the repatriation of a portion of current year earnings to the U.S. and the second quarter recognition of $1.8 million of discrete tax expense related to tax adjustments for prior years. The third quarter effective tax rate was 26.1%.

In connection with an IRS audit for the tax years 2000 through 2002, the IRS proposed adjustments to these tax years of approximately $16.5 million, plus a potential penalty of 20% of the tax assessment plus interest. The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries.  The Company filed an administrative protest of these adjustments.  In the third quarter of 2009, the Company was informed that its protest was denied and a tax assessment was received from the Appeals Office of the IRS.  In November 2009, the Company filed a petition against the IRS in the U.S. Tax Court contesting the tax assessment received.  Based on the schedule established by the court in September 2011, the Company expects a trial to begin in early 2012. Depending on the outcome, an appeal by either party is possible. The Company continues to believe its tax position on the issues raised by the IRS is correct and the Company plans to continue to take appropriate actions to vigorously defend its position.  The Company believes it should prevail on this issue. While any additional impact on the Company's liability for income taxes cannot presently be determined, the Company continues to believe it is adequately provided for and the outcome is not expected to have a material effect on the Company's consolidated financial position or cash flows, but could be material to the consolidated results of operations of any one period.

Net Income and Net Income per Share

	Three months ended September 30,				Nine months ended September 30,
(in millions, except per share)	2011	2010	Change		2011	2010	Change
Net income	$23.2	$15.1	$8.1	53.9%	$64.6	$41.8	$22.9	54.8%
Net income per common share:
Basic	$0.42	$0.27	$0.15	55.6%	$1.17	$0.75	$0.42	56.0%
Diluted	0.41	0.27	0.14	51.9%	1.15	0.75	0.40	53.3%
Weighted average common shares outstanding:
Basic	55.8	55.3	0.5	0.9%	55.3	55.4	(0.1)	(0.2)%
Diluted	56.4	55.8	0.5	1.0%	56.1	56.0	—	0.1%

In the third quarter of 2011, basic and diluted net income per common share increased 55.6% and 51.9%, respectively, from the third quarter of 2010 and for the first nine months of 2011 increased 56.0% and 53.3%, respectively, from the first nine months of 2010. The increases were directly attributable to the increases in net income. Basic weighted average shares outstanding during the first nine months of 2011 decreased primarily as a result of 1,483,527 and 1,009,156 shares repurchased during 2010 and 2011, respectively, as part of the publicly announced repurchase program.  The decrease was offset in part by additional shares issued for employee stock plans.  Diluted weighted average shares outstanding during the first nine months of 2011 increased slightly, as a result of the higher dilutive effect in 2011 of potentially issuable shares under the employee stock plans which was driven by an increase in the Company's stock price, and was partially offset by the decrease in basic weighted average shares outstanding.

Financial Performance by Business Segment

Logistics and Manufacturing Services

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2011	2010	Change		2011	2010	Change
Sales	$151.6	$138.9	$12.7	9.1%	$456.9	$412.7	$44.2	10.7%
Operating profit	16.0	10.8	5.2	48.5%	45.8	29.3	16.5	56.5%
Operating margin	10.6%	7.8%			10.0%	7.1%

The Logistics and Manufacturing Services segment reported sales of $151.6 million in the third quarter of 2011, a 9.1% increase from the third quarter of 2010. Organic sales improved by $10.5 million, while the positive impact of foreign currency translation increased sales by approximately $2.2 million as the U.S. dollar weakened against foreign currencies primarily in Europe and Canada. In the first nine months of 2011, this segment reported sales of $456.9 million, a 10.7% increase from the first nine months of 2010 primarily as a result of organic sales increases of $35.4 million. The positive impact of foreign currency translation also increased sales by approximately $8.8 million during the first nine months of 2011, primarily a result of the U.S. dollar weakening against foreign currencies in Europe and Canada. The most significant improvements occurred in the aerospace aftermarket business and in the North American distribution businesses due to end-market improvements.

Operating profit at Logistics and Manufacturing Services in the third quarter of 2011 increased 48.5% from the third quarter of 2010 to $16.0 million and operating profit in the first nine months of 2011 increased 56.5% to $45.8 million. The increases in these periods were driven primarily by the profit impact of higher sales volumes, lower cost structures from earlier actions and productivity improvements most significantly in the North American distribution businesses. Operating profit within the aerospace aftermarket business was impacted most significantly by higher sales volumes. Operating profit increases for the segment were partially offset by higher costs related to strategic initiatives, incentive compensation and management fees related to the aftermarket RSP spare parts business.

Outlook: Organic sales levels in the distribution businesses of the Logistics and Manufacturing Services segment are largely dependent upon the economy in the regions served, the retention of its customers and continuation of existing sales volumes to such customers, and the effectiveness and size of its sales force. Both near-term and long-term economic conditions remain uncertain as customers within our distribution businesses continue to manage costs and inventory levels. Management believes future sales growth may result from improvements in economic and end-market conditions, pricing initiatives, and investments in market penetration activities and sales force productivity initiatives. Near-term sales levels in the aerospace aftermarket business are expected to continue reflecting recent trends towards improving maintenance, repair and overhaul activity, but may be negatively impacted by engine cannibalization of older engines which impacts the demand within the aftermarket RSP spare parts business. Management continues to believe its aerospace aftermarket business is favorably positioned based on strong customer relationships including long-term maintenance and repair contracts in the overhaul and repair business, expected future improvement in demand in the aftermarket spare parts businesses, expanded capabilities and current capacity levels.

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

Precision Components

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2011	2010	Change		2011	2010	Change
Sales	$176.6	$154.0	$22.6	14.7%	$524.0	$446.4	$77.6	17.4%
Operating profit	16.9	14.0	2.9	20.5%	50.1	38.9	11.2	28.8%
Operating margin	9.6%	9.1%			9.6%	8.7%

Sales at Precision Components were $176.6 million in the third quarter of 2011, a 14.7% increase from the third quarter of 2010, and $524.0 million in the first nine months of 2011, a 17.4% increase from the first nine months of 2010. These increases were due primarily to organic sales increases of $17.9 million in the third quarter of 2011 and $61.3 million in the first nine months of 2011. The organic sales growth was primarily driven by increases in the industrial manufacturing businesses based in North America and Europe reflecting improvements in the transportation industry, including automotive. Sales in the aerospace OEM business also improved as compared to 2010. The positive impact of foreign currency translation increased sales by approximately $4.7 million in the third quarter of 2011 and $16.3 million in the first nine months of 2011 as the U.S. dollar weakened against foreign currencies primarily in Europe and Brazil.

Operating profit in the third quarter of 2011 at Precision Components was $16.9 million, an increase of 20.5% from the third quarter of 2010, and in the first nine months of 2011 was $50.1 million, an increase of 28.8% from the first nine months of 2010. Operating profit improvements in the third quarter and first nine months of 2011 were due primarily to the profit impact of higher sales levels in 2011 combined with productivity improvements and lean initiatives. Operating profit increases for the segment were partially offset by higher costs associated with strategic and productivity initiatives, investments in new product introductions and outsourcing certain manufacturing processes.

Outlook: In the industrial manufacturing businesses, management is focused on generating organic sales growth by leveraging the benefits of the diversified products and industrial end-markets in which its businesses have a global presence as well as gaining market share and introducing new products. Sales growth in the global markets served by these businesses is expected to remain uncertain due to economic conditions. Order activity in certain end-markets, including transportation, may provide extended sales growth. Strategic investments are expected to provide incremental benefits in the long term. Sales in the aerospace OEM business are impacted by the general state of the aerospace market driven by the worldwide economy and are driven by its order backlog through its participation in certain strategic commercial and military engine and airframe programs. Backlog in this business was $354.8 million at September 30, 2011, of which approximately 67% is expected to be shipped in the next 12 months. The aerospace OEM business may be impacted by adjustments of customer inventory levels, commodity pricing, changes in the content levels on certain platforms including insourcing, changes in production schedules of specific engine and airframe programs, as well as the pursuit of new programs.

Operating profit is largely dependent on the sales volumes and mix within all businesses of the segment. Management continues to focus on improving profitability through organic sales growth, pricing initiatives, lean productivity and process improvements and investments to reduce outsourcing costs related to certain manufacturing processes. Management continues to actively manage commodity price increases through pricing and productivity initiatives. Costs associated with increases in new product introductions may negatively impact operating profit.

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

On September 27, 2011, the Company entered into an amended and restated revolving credit agreement (the “Amended Credit Agreement”) with Bank of America, N.A. as the administrative agent. The Amended Credit Agreement increases the borrowing availability of the debt facility from $400 million to $500 million. The Amended Credit Agreement also extends the expiration date of the debt facility by four years from September 2012 to September 2016. At September 30, 2011, borrowings and availability under the Amended Credit Agreement were $286.1 million and $213.9 million, respectively. Borrowings under the Amended Credit Agreement bear interest at LIBOR plus a spread ranging from 1.10% to 1.70%, depending on the Company's leverage ratio at the time of the borrowing.

As with the prior revolving credit agreement, the Company's borrowing capacity is limited by various debt covenants within the Amended Credit Agreement. The Amended Credit Agreement requires the Company to maintain a ratio of Consolidated Senior Debt, as defined in the Amended Credit Agreement, to Consolidated EBITDA, as defined in the Amended Credit Agreement, of not more than 3.25 times at the end of each fiscal quarter ending on or before September 30, 2013, after which the ratio will decrease to 3.00 times. In addition, the Amended Credit Agreement requires the Company to maintain a ratio of Consolidated Total Debt, as defined in the Amended Credit Agreement, to Consolidated EBITDA of not more than 4.00 times for each fiscal quarter ending on or before September 30, 2013, and thereafter of not more than 3.75 times at the end of any fiscal quarter, and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined in the Amended Credit Agreement, of not less than 4.25 times for each fiscal quarter ending on or before September 30, 2013, and thereafter of not less than 4.50 times at the end of any fiscal quarter. At September 30, 2011, the Company was in compliance with all covenants under the Amended Credit Agreement. The Company paid fees and expenses of $1.9 million in conjunction with the refinancing of the Amended Credit Agreement; the fees will be deferred and amortized into interest expense on the accompanying Consolidated Statements of Income through its maturity.

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

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. As described above, the Company has renegotiated an amended credit facility during the third quarter of 2011. The Company has assessed its credit facilities and currently expects that its bank syndicate, comprised on 15 banks, will continue to support the $500.0 million credit facility which matures in September 2016. At September 30, 2011, the Company has $213.9 million unused and available for borrowings under its $500.0 million credit facility, subject to covenants in the Company's debt agreements. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements.

The Company closely monitors compliance with its various debt covenants. As a result of the redemption of the remaining $92.5 million principal amount of the 3.75% Convertible Notes in the second quarter of 2011, the Company's most restrictive financial covenant is now the Senior Debt Ratio which requires the Company to maintain a ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times at September 30, 2011. The actual ratio at September 30, 2011 was 1.74 times. The Company's debt agreements also contain other financial covenants that require the maintenance of a certain other debt ratio (Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times) and a certain interest coverage ratio (Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of at least 4.25 times) at September 30, 2011. The Company is in compliance with its debt covenants as of September 30, 2011.

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

Cash Flow

	Nine months ended September 30,
(in millions)	2011	2010	Change
Operating activities	$78.5	$47.0	$31.5
Investing activities	(28.7)	(23.5)	(5.3)
Financing activities	(23.9)	(17.1)	(6.8)
Exchange rate effect	(0.5)	(0.2)	(0.3)
Increase in cash	$25.4	$6.3	$19.1

Operating activities provided $78.5 million in cash in the first nine months of 2011 compared to $47.0 million in the first nine months of 2010. In the first nine months of 2011, operating cash flows were impacted by improved operating performance. Cash used for working capital in 2011 and 2010, primarily accounts receivable and inventory, reflects higher sales levels. A continued focus on inventory management resulted in less of an inventory increase than in the corresponding 2010 period. Higher discretionary contributions to the Company's pension plans provided increased cash outflows during the 2011 period. The cash generated from operations in the 2011 and 2010 periods was primarily used for capital expenditures, the repurchase of stock, dividends and debt reduction.

Investing activities in the 2011 period primarily consisted of capital expenditures of $25.2 million compared to $22.5 million in the 2010 period. The increase from the 2010 period relates primarily to an investment made in previously leased equipment. The Company expects capital spending in 2011 to approximate $40 to $45 million. Investing activities for the 2011 period also includes an acquisition of the hydro-pneumatic suspensions business from Curtiss-Wright Antriebstechnik Gmbh for 3.1 million Swiss francs ($3.5 million).

Cash used for financing activities in the first nine months of 2011 included a net decrease in borrowings of $11.9 million compared to a net increase in borrowings of $1.4 million in the comparable 2010 period. The 2011 period reflects the redemption of the remaining $92.5 million principal amount of the 3.75% Convertible Notes including a $9.8 million premium paid on conversion for those notes surrendered for conversion. The redemption, including the premium, was funded by borrowings under the revolving credit facility. Total cash used to pay dividends was $13.2 million in both the 2011 and 2010 periods. Proceeds from the issuance of common stock increased $23.0 million in the 2011 period from the 2010 period primarily as a result of higher stock option exercises in the 2011 period. Cash outflow associated with the the Company's stock repurchase program increased by $13.4 million over the 2010 period. In addition, cash used by financing activities in the 2011 period was partially offset by an $8.6 million excess tax benefit recorded for current year tax deductions related to employee stock plan activity in the current year and prior years.

During the nine months ended September 30, 2011, the Company repurchased 1.0 million shares of the Company's stock at a cost of $22.4 million under the terms of its publicly announced repurchase program. The repurchase program, announced on May 8, 2008 (the "2008 Program"), authorized the repurchase of up to 5.0 million shares of the Company's common stock. Through September 30, 2011, the Company has repurchased the maximum number of shares authorized under the 2008 Program. During the nine months ended September 30, 2010, the Company repurchased 0.5 million shares of the Company's stock at a cost of $9.0 million under the 2008 Program. On October 20, 2011, the Company publicly announced a repurchase program authorizing the repurchase of up to 5.0 million additional shares of the Company's common stock (the "2011 Program").

At September 30, 2011, the Company held $38.8 million in cash and cash equivalents, the majority of which are held outside of the U.S. In the near term, the Company expects its cash and cash equivalents held outside of the U.S. will continue to increase. The balances remain outside of the U.S. and are available primarily to fund international investments. The Company repatriated a portion of current year earnings to the U.S. in 2011.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At September 30, 2011, $286.1 million was borrowed at an average interest rate of 1.46% under the Company's $500.0 million borrowing facility which matures in September 2016. As of September 30, 2011, the Company had borrowed $4.0 million under its short-term bank credit lines. At September 30, 2011, the Company's total borrowings are comprised of approximately 17% fixed rate debt and approximately 83% variable rate debt compared to approximately 42% fixed rate debt and approximately 58% variable rate debt as of December 31, 2010. Beginning in the second quarter of 2011, the Company's percentage of variable rate debt increased as a result of the expiration of the interest rate swap agreements in March 2011 and the redemption of the 3.75% Convertible Notes with borrowings under the variable rate credit facility.

Debt Covenants

Borrowing capacity is limited by various debt covenants in the Company's debt agreements. As of September 30, 2011 the most restrictive borrowing capacity covenant in any agreement requires the Company to maintain a maximum ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times for the four fiscal quarters then ending. The Company's debt agreements also contain other financial covenants that require the maintenance of a certain other debt ratio, Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times and a certain interest coverage ratio, Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of at least 4.25 times, at September 30, 2011. Following is a reconciliation of Consolidated EBITDA to the Company's net income (in millions):

Four fiscal quarters ended September 30, 2011
Net income	$76.2
Add back:
Interest expense	12.7
Income taxes	24.7
Depreciation and amortization	57.6
Other adjustments	0.1
Consolidated EBITDA, as defined	$171.3

Consolidated Senior Debt, as defined, as of September 30, 2011	$298.0
Ratio of Consolidated Senior Debt to Consolidated EBITDA	1.74
Maximum	3.25
Consolidated Total Debt, as defined, as of September 30, 2011	$353.6
Ratio of Consolidated Total Debt to Consolidated EBITDA	2.06
Maximum	4.00
Consolidated Cash Interest Expense, as defined, as of September 30, 2011	$9.6
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	17.88
Minimum	4.25

Other adjustments primarily represent net gains on the sale of assets and due diligence and transaction expenses as permitted under the Amended Credit Agreement. Consolidated Total Debt excludes the debt discount related to the convertible notes. The Company's financial covenants are measured as of the end of each fiscal quarter. At September 30, 2011, additional borrowings of $331.7 million of Total Debt and $258.8 million of Senior Debt would have been allowed under the covenants. The Company's unused credit facilities at September 30, 2011 were $213.9 million.

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

Critical Accounting Policies

Business Acquisitions and Goodwill: Assets and liabilities acquired in a business combination are recorded at their estimated fair values at the acquisition date. At September 30, 2011, the Company had $390.0 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing annually or earlier if an event or change in circumstances indicates that the fair value of a reporting unit may have been reduced below its carrying value. Management completes their annual impairment assessment during the second quarter of each year.

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

In August 2011, the Company received a binding offer from privately held Berner SE to acquire its Barnes Distribution Europe (“BDE”) businesses, including the businesses that operate as KENT, BD France and Toolcom, for approximately €25.7 million in cash, subject to customary conditions and approvals, as well as closing adjustments. The offer is binding upon Berner SE and irrevocable until January 31, 2012, subject to certain conditions. The Company's BDE businesses are currently reported within the Company's Logistics and Manufacturing Services segment and had revenues for the twelve month period ended December 31, 2010 of approximately $105 million. The transaction remains subject to approval by the Company's Board of Directors as of September 30, 2011; therefore the net assets associated with the BDE businesses have not been classified as “held for sale” on the Consolidated Balance Sheets. The Company expects, following the potential approval by the Board of Directors and other required approvals, that such assets would be classified as "held for sale" and the BDE businesses would be reported as Discontinued Operations on the Consolidated Statements of Income. The Company would also allocate goodwill to the BDE businesses based on the relative fair values of those businesses to be sold and to be retained, and evaluate goodwill for impairment based on this allocation. If the businesses had qualified for "held for sale" as of September 30, 2011, the Company would have allocated approximately $18 million of goodwill to the BDE businesses. The Company would expect to record a pretax loss of approximately $20 million inclusive of non-cash impairments of long-lived assets and subject to changes for various factors such as changes in foreign exchange rates, transaction costs and closing adjustments.

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
In June 2011, the FASB amended its guidance related to the presentation of other comprehensive income. The amended guidance requires the presentation of other comprehensive income and its components either (1) together with the components of net income in one continuous statement of comprehensive income or (2) as a separate statement immediately following the statement of income with equal prominence. The provisions of the amended guidance will be effective for the Company beginning in the first quarter of 2012 and will be applied retrospectively.
In September 2011, the FASB amended its guidance related to the periodic testing of goodwill for impairment. This guidance will allow companies to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test may not be necessary. The provisions of the amended guidance will be effective for the Company beginning in the first quarter of 2012. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.
In September 2011, the FASB amended its guidance related to the disclosure of multi-employer pension plans. The guidance requires incremental disclosures that will provide additional information related to an employer's financial obligations within multi-employer pension plans. The provisions of the amended guidance will be effective for the Company in the year ending December 31, 2011 and will be applied retrospectively. The Company is currently evaluating the impact that this guidance will have on its disclosures.

EBITDA

EBITDA for the first nine months of 2011 were $139.4 million compared to $105.1 million in the first nine months of 2010. EBITDA is a measurement not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Nine months ended September 30,
	2011	2010
Net income	$64.6	$41.8
Add back:
Interest expense	8.0	15.3
Income taxes	22.9	9.0
Depreciation and amortization	43.9	39.0
EBITDA	$139.4	$105.1

Forward-looking Statements

Certain of the statements in this quarterly report may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based upon management's good faith expectations and beliefs concerning future developments and their potential effect upon the Company and can be identified by the use of words such as "anticipated," "believe," "expect," "plans," "strategy," "estimate," "project," and other words of similar meaning in connection with a discussion of future operating or financial performance. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. The risks and uncertainties, described in our periodic filings with the Securities and Exchange Commission, include, among others, uncertainties including whether the transaction proposed by Berner SE will be consummated and others arising from the behavior of financial markets; future financial performance of the industries or customers that we serve; changes in market demand for our products and services; integration of acquired businesses; restructuring costs or savings; the impact of the proposed acquisition of the BDE businesses by Berner SE and any other future strategic actions, including acquisitions, joint ventures, divestitures, restructurings, or strategic business realignments, and our ability to achieve the financial and operational targets set in connection with any such actions; introduction or development of new products or transfer of work; changes in raw material or product prices and availability; foreign currency exposure; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; the outcome of pending and future claims or litigation or governmental, regulatory proceedings, investigations, inquiries, and audits; uninsured claims and litigation; outcome of contingencies; future repurchases of common stock; future levels of indebtedness; and numerous other matters of global, regional or national scale, including those of a political, economic, business, competitive, environmental, regulatory and public health nature. The Company assumes no obligation to update our forward-looking statements.

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

There has been no significant change in the Company's exposure to market risk during the first nine months of 2011 other than the following:

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

Effective April 5, 2011, the Company exercised its right to redeem the remaining $92.5 million principal amount of the 3.75% Convertible Notes under the terms of the indenture. The Company financed the cost of redeeming and converting the 3.75% Convertible Notes using its variable rate revolving credit facility, which increased borrowings under this facility by approximately $102.3 million including the premium on conversion. Borrowings under the revolving credit facility bear interest at LIBOR plus a spread ranging from 1.10% to 1.70%, depending on the Company's Debt Ratio at the time of the borrowing. The average interest rate on these borrowings was 1.46% at September 30, 2011. As a result, the Company's percent of variable rate debt increased from approximately 58% at December 31, 2010 to approximately 83% at September 30, 2011.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's third fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company was named in a lawsuit arising out of an alleged breach of contract and implied warranty by a customer of Toolcom, a division of the Logistics and Manufacturing Services segment, related to the sale of certain products prior to the Company’s 2005 acquisition of Toolcom. In 2006, the plaintiff filed the lawsuit in civil court in Scotland and asserted that certain products sold were not fit for a particular use and claims approximately 5.5 million pounds sterling (approximately $8.6 million) in damages, plus interest at the statutory rate of 8% per annum and costs. The court found that Toolcom was in breach of contract and implied warranty, and ordered Toolcom to pay a portion of the plaintiff’s attorneys’ fees. The court has not made determinations as to causation and damages. Although the Company intends to vigorously defend its position with respect to causation and damages, based on reviews of the currently available information and acknowledging the uncertainties of litigation, management has provided for what it believes to be a reasonable estimate of loss exposure. While it is currently not possible to determine the ultimate outcome of this matter, the Company believes that any ultimate losses would not be expected to have a material adverse effect on the Company’s consolidated financial position or cash flows, but could be material to the consolidated results of operations of any one period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)

July 1-31, 2011	—		$—	—	1,009,156
August 1-31, 2011	320,139		$21.55	300,000	709,156
September 1-30, 2011	709,156		$22.41	709,156	—
Total	1,029,295	(1)	$22.15	1,009,156

(1)
Other than 1,009,156 shares purchased in the third quarter of 2011 which were purchased as part of the Company's publicly announced plans, all acquisitions of equity securities during the third quarter of 2011 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

(2)
The 2008 Program authorized the repurchase of up to 5.0 million shares of the Company's common stock. Through September 30, 2011, the Company has repurchased the maximum number of shares authorized under the 2008 Program. On October 20, 2011, the Company publicly announced the 2011 Program, authorizing the repurchase of up to 5.0 million additional shares of the Company's common stock.

Item 6. Exhibits

(a) Exhibits
Exhibit 4.1	Fifth Amended and Restated Revolving Credit Facility Agreement dated September 27, 2011.
Exhibit 10.1	Deed Poll constituting Offer of Berner SE dated August 20, 2011.
Exhibit 10.2	Letter Agreement between the Company and Berner SE dated August 20, 2011.
Exhibit 15	Letter regarding unaudited interim financial information.
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date:	October 28, 2011	/s/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr. Senior Vice President, Finance Chief Financial Officer (Principal Financial Officer)

Date:	October 28, 2011	/s/ MARIAN ACKER
Marian Acker Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For Quarter ended September 30, 2011

Exhibit No.	Description	Reference
4.1	Fifth Amended and Restated Revolving Credit Facility Agreement dated September 27, 2011.	Filed with this report.
10.1	Deed Poll constituting Offer of Berner SE dated August 20, 2011.	Filed with this report.
10.2	Letter Agreement between the Company and Berner SE dated August 20, 2011.	Filed with this report.
15	Letter regarding unaudited interim financial information.	Filed with this report.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.
Exhibit 101.INS	XBRL Instance Document.	Furnished with this report.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	Furnished with this report.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Furnished with this report.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Furnished with this report.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Furnished with this report.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Furnished with this report.