Form 10-K
period 2011-12-31
BARNES GROUP INC
filed 2012-02-21
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the close of business on June 30, 2011 was approximately $1,279,400,070 based on the closing price of the Common Stock on the New York Stock Exchange on that date. The registrant does not have any non-voting common equity.
The registrant had outstanding 54,494,182 shares of common stock as of February 14, 2012.
 Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 4, 2012 are incorporated by reference into Part III.

Barnes Group Inc.
Index to Form 10-K
Year Ended December 31, 2011

PART I

Item 1. Business

BARNES GROUP INC. (1)

Barnes Group Inc. is an international aerospace and industrial components manufacturer and logistics services company serving a wide range of end markets and customers. The products and services provided by Barnes Group are critical components for far-reaching applications that provide transportation, communication, manufacturing and technology to the world. These vital needs are met by our skilled workforce, a critical resource of Barnes Group. Founded in 1857 and headquartered in Bristol, Connecticut, Barnes Group was organized as a Delaware corporation in 1925. We have paid cash dividends to stockholders on a continuous basis since 1934. As of December 31, 2011, we had approximately 4,400 employees at over 50 locations worldwide. We operate under two global business segments: Logistics and Manufacturing Services and Precision Components.

LOGISTICS AND MANUFACTURING SERVICES

Logistics and Manufacturing Services provides value-added logistics support and repair services. Value-added logistics support services include inventory management, technical sales, and supply chain solutions for maintenance, repair, operating, and production supplies and services. Repair services provided include the manufacturing of spare parts for the refurbishment and repair of highly engineered components and assemblies for commercial and military aviation.

During the fourth quarter of 2011, the Company sold its Barnes Distribution Europe businesses (the "BDE" business). The BDE business was comprised of the Company's European KENT, Toolcom and BD France distribution businesses that were reported within the Company's Logistics and Manufacturing Services segment.

Logistics and Manufacturing Services has sales, distribution, and manufacturing operations in the United States, Brazil, Canada, China, France, Mexico, Singapore, Spain and the United Kingdom. Products and services are available in more than 30 countries.

The global operations are engaged in supplying, servicing and manufacturing of maintenance, repair and operating components. Activities include logistics support through vendor-managed inventory and technical sales for stocked replacement parts and other products, catalog offerings and custom solutions, and the manufacture and delivery of aerospace aftermarket spare parts, including the revenue sharing programs (“RSPs”) under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program, and component repairs. Key business drivers include a value proposition centered on customer service, delivery, multiple sales channels, procurement systems, and strong customer relationships. In addition, the manufacturing and supplying of aerospace aftermarket spare parts, including the RSPs, are dependent upon the reliable and timely delivery of high-quality components.

The Logistics and Manufacturing Services segment faces active competition throughout the world. The products and services offered are not unique, and its competitors provide substantially similar products and services. Competition comes from local, regional, and national maintenance and repair supply distributors and specialty manufacturers of springs, gas struts and engineered hardware. The aerospace aftermarket business competes with aerospace original equipment manufacturers (“OEMs”), service centers of major commercial airlines and other independent service companies for the repair and overhaul of turbine engine components. Service alternatives, timeliness and reliability of supply, price, technical capability, product breadth, quality and overall customer service are important competitive factors. In 2011, sales by Logistics and Manufacturing Services to its largest customer, General Electric, accounted for approximately 19% of its total sales and sales to its next two largest customers accounted for approximately 11% of its total sales.

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
________________________

(1)
As used in this annual report, “Company,” “Barnes Group,” “we” and “ours” refer to the registrant and its consolidated subsidiaries except where the context requires otherwise, and “Logistics and Manufacturing Services” and “Precision Components” refer to the registrant’s segments, not to separate corporate entities.

builders throughout the world, and the military. It is also a leading manufacturer and supplier of precision mechanical products, including precision mechanical springs, compressor reed valves and nitrogen gas products. Precision Components also manufactures high-precision punched and fine-blanked components used in transportation and industrial applications, nitrogen gas springs and manifold systems used to precisely control stamping presses, and retention rings that position parts on a shaft or other axis.

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

Precision Components has manufacturing, sales, assembly and distribution operations in the United States, Brazil, Canada, China, Germany, Korea, Mexico, Singapore, Sweden, Switzerland, Thailand and the United Kingdom. Sales by Precision Components to its largest customer, General Electric, accounted for approximately 19% of its sales in 2011. Sales to its next five largest customers in 2011 accounted for approximately 20% of its total sales.

FINANCIAL INFORMATION

The backlog of the Company’s orders believed to be firm at the end of 2011 was $582 million as compared with $482 million at the end of 2010. Of the 2011 year-end backlog, $538 million was attributable to the Precision Components segment and the balance was attributable to the Logistics and Manufacturing Services segment. Approximately one-third of the year-end backlog is scheduled to be shipped after 2012. The remainder of the Company’s backlog is scheduled to be shipped during 2012. General Electric and its affiliates accounted for 19% of the Company’s total sales in 2011.

We continue to have a global manufacturing footprint to service our worldwide customer base. The global economies have a significant impact on the financial results of the business as we have significant operations outside of the United States. For an analysis of our revenue from sales to external customers, operating profit and assets by business segment as well as revenues from sales to external customers and long-lived assets by geographic area, see Note 19 of the Consolidated Financial Statements of this Annual Report on Form 10-K (“Annual Report”).

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

RESEARCH AND DEVELOPMENT

Although most of the products manufactured by us are custom parts made to customers’ specifications, we are engaged in continuing efforts aimed at discovering and implementing new knowledge that is useful in developing new products or services and significantly improving existing products or services. We spent approximately $6 million, $6 million and $4 million in 2011, 2010 and 2009, respectively, on research and development activities.

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

FORWARD-LOOKING STATEMENTS

Certain of the statements in this Annual Report may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based upon management’s good faith expectations and beliefs concerning future developments and their potential effect upon the Company and can be identified by the use of words such as “anticipated,” “believe,” “expect,” “plans,” “strategy,” “estimate,” “project,” and other words of similar meaning in connection with a discussion of future operating or financial performance. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. The risks and uncertainties, which are described in this Annual Report, include, among others, uncertainties arising from the current or worsening disruptions in financial markets; future financial performance of the industries or customers that we serve; changes in market demand for our products and services; integration of acquired businesses; restructuring costs or savings; the impact of the acquisition of the BDE businesses by Berner SE and any other future strategic actions, including acquisitions, joint ventures, divestitures, restructurings, or strategic business realignments, and our ability to achieve the financial and operational targets set in connection with any such actions; introduction or development of new products or transfer of work; changes in raw material or product prices and availability; foreign currency exposure; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; the outcome of pending and future claims or litigation or governmental, regulatory proceedings, investigations, inquiries, and audits; uninsured claims and litigation; outcome of contingencies; future repurchases of common stock; future levels of indebtedness; and numerous other matters of global, regional or national scale, including those of a political, economic, business, competitive, environmental, regulatory and public health nature. The Company assumes no obligation to update our forward-looking statements.

Item 1A. Risk Factors

Our business, financial condition or results of operations could be materially adversely affected by any of the following risks. Please note that additional risks not presently known to us may also materially impact our business and operations.

RISKS RELATED TO OUR BUSINESS

We depend on revenues and earnings from a small number of significant customers. Any bankruptcy of or loss, cancellation, reduction or delay in purchases by these customers could harm our business. In 2011, our net sales to General Electric and its subsidiaries accounted for 19% of our total sales. These sales from General Electric were equally distributed across both business segments, individually representing approximately 19% of sales at Logistics and Manufacturing Services and 19% of sales at Precision Components. Additionally, approximately 20% of Precision Components’ sales in 2011 were to its next five largest customers and approximately 11% of Logistics and Manufacturing Services sales in 2011 were to its next two largest customers. Some of our success will depend on the business strength and viability of those customers. We cannot assure you that we will be able to retain our largest customers. A tightening in the credit markets may affect our customers’ ability to raise debt or equity capital. This may reduce the amount of liquidity available to our customers which may limit their ability to purchase products. Some of our customers may in the future reduce their purchases due to economic conditions or shift their purchases from us to our competitors, in-house or to other sources. Some of our long-term sales agreements provide that until a firm order is placed by a customer for a particular product, the customer may unilaterally reduce or discontinue its projected purchases without penalty, or terminate for convenience. The loss of one or more of our largest customers, any reduction, cancellation or delay in sales to these customers (including a reduction in aftermarket volume in our RSPs), our inability to successfully develop relationships with new customers, or future price concessions we make to retain customers could significantly reduce our sales and profitability.

We have significant indebtedness that could affect our operations and financial condition. At December 31, 2011, we had consolidated debt obligations of $346.1 million, representing approximately 32% of our total capital (indebtedness plus stockholders’ equity) as of that date. Our level of indebtedness, proportion of variable rate debt obligations and the significant debt servicing costs associated with that indebtedness may adversely affect our operations and financial condition as well as the value or trading price of our outstanding equity securities and debt securities. For example, our indebtedness could require us to dedicate a substantial portion of our cash flows from operations to payments on our debt, thereby reducing the amount of our cash flows available for working capital, capital expenditures, investments in technology and research and development, acquisitions, dividends and other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in the industries in which we compete; place us at a competitive disadvantage compared to our competitors, some of whom have lower debt service obligations and greater financial resources than we do; limit our ability to borrow additional funds; or increase our vulnerability to general adverse economic and industry conditions. In addition, in the recent past, conditions in the worldwide credit markets have limited our ability to expand our credit lines beyond current bank commitments, and these conditions could reappear.

The outlook for global economic recovery remains uncertain. There continues to be substantial uncertainty about the degree and pace of global economic recovery from the recent recession. Prolonged slow growth or a downturn, further worsening or broadening of adverse conditions in the worldwide and domestic economies could affect purchases of our products, and create or exacerbate credit issues, cash flow issues and other financial hardships for us and for our suppliers and customers. Depending upon their severity and duration, these conditions could have a material adverse impact on our business, liquidity, financial condition and results of operations.

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

Our operations depend on our manufacturing, distribution, sales, service facilities and information systems in various parts of the world which are subject to physical, financial, regulatory, environmental, operational and other risks that could disrupt our operations. We have a significant number of manufacturing facilities and distribution, technical service and sales centers outside the United States. The international scope of our business subjects us to increased risks and uncertainties such as threats of war, terrorism and instability of governments, and economic, regulatory and legal systems in countries in which we or our customers conduct business. In addition, because we depend upon our information systems to help process orders, to manage inventory and accounts receivable collections, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations, and to help provide superior service to our customers, any disruption or failure in the operation of our information systems, including from conversions or integrations, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Some of our facilities are located in areas that may be affected by natural disasters, including earthquakes or tsunamis, which could cause significant damage and disruption to the operations of those facilities and, in turn, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, some of our manufacturing equipment and tooling is custom-made and is not readily replaceable. Loss of such equipment or tooling could have a negative impact on our manufacturing business, financial condition, results of operations and cash flows.

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

Further, in the ordinary course of our business, we store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees, in our data centers and on our networks. The secure maintenance and transmission of this information is critical to our business operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, and damage our reputation, which could adversely affect our business.

The global nature of our business exposes us to foreign currency fluctuations that may affect our future revenues and profitability. We have manufacturing facilities and distribution, technical service and sales centers around the world, and the majority of our foreign operations use the local currency as their functional currency. These include, among others, the Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, Euro, Korean won, Mexican peso, Singapore dollar, Swedish krona, Swiss franc and Thai baht. Since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies expose us to translation risk when the local currency financial statements are translated to U.S. dollars. Changes in currency exchange rates may also expose us to transaction risk. We may buy protecting or offsetting positions or hedges in certain currencies to reduce our exposure to currency exchange fluctuations; however, these transactions may not be adequate or effective to protect us from the exposure for which they are purchased. We have not engaged in any speculative hedging activities. Currency fluctuations may impact our revenues and profitability in the future.

Our operations and assets subject us to additional financial and regulatory risks. We have operations and assets in various parts of the world. In addition, we sell or may in the future sell our products and services to the U.S. and foreign government and in foreign countries. Accordingly, we are subject to various risks, including: U.S. imposed embargoes of sales to specific countries; foreign import controls (which may be arbitrarily imposed or enforced); import regulations and duties; export regulations (which require us to comply with stringent licensing regimes); anti-dumping regulations; price and currency controls; exchange rate fluctuations; dividend remittance restrictions; expropriation of assets; war, civil uprisings and riots; government instability; government contracting requirements, including various procurement, security, and audit requirements, as well as requirements to certify to the government compliance with these requirements; the necessity of obtaining governmental approval for new and continuing products and operations; legal systems or decrees, laws, taxes, regulations, interpretations and court decisions that are not always fully developed and that may be retroactively or arbitrarily applied; and difficulties in managing a global enterprise. We have experienced inadvertent violations of some of these regulations, including export regulations, regulations prohibiting sales of certain products, product labeling regulations, and regulations prohibiting air transport of aerosol products, in the past, none of which has had or, we believe, will have a material adverse effect on our business. However, any significant violations of these or other regulations in the future could result in civil or criminal sanctions, and the loss of export or other licenses which could have a material adverse effect on our business. We may also be subject to unanticipated income taxes, excise duties, import taxes, export taxes, value added tax, or other governmental assessments, and taxes may be impacted by changes in legislation in the tax jurisdictions in which we operate. In addition, our organizational and capital structure may limit our ability to transfer funds between countries, particularly into the United States, without incurring adverse tax consequences. Any of these events could result in a loss of business or other unexpected costs that could reduce sales or profits and have a material adverse effect on our financial condition, results of operations and cash flows.

Our ability to recover our significant deferred tax assets related to tax operating loss carryforwards depends on future income. We have significant deferred tax assets related to operating loss carryforwards. The realization of these assets is dependent on our ability to generate future taxable income in the United States during the operating loss carryforward period. Failure to realize this tax benefit could have a material adverse effect on our financial condition and results of operations.

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

We maintain pension and other postretirement benefit plans in the U.S. and certain international locations. Our costs of providing defined benefit plans are dependent upon a number of factors, such as the rates of return on the plans’ assets, exchange rate fluctuations, future governmental regulation, global equity prices, and our required and/or voluntary contributions to the plans. Declines in the stock market, prevailing interest rates, declines in discount rates and rising medical costs may cause an increase in our pension and other postretirement benefit expenses in the future and result in reductions in our pension fund asset values and increases in our pension and other postretirement benefit obligations. These changes have caused and may continue to cause a significant reduction in our net worth and without sustained growth in the pension investments over time to increase the value of the plans’ assets, and depending upon the other factors listed above, we could be required to increase funding for some or all of these pension and postretirement plans.

Our cash may be highly concentrated with certain financial institutions. At various times we may have a concentration of cash in accounts with financial institutions in the U.S. and around the globe. Our holdings in any one or more of these institutions may significantly exceed the insured limits of the Federal Deposit Insurance Corporation or their equivalent outside the U.S.

We carry significant inventories and a loss in net realizable value could cause a decline in our net worth. At December 31, 2011, our inventories totaled $216.5 million. Inventories are valued at the lower of cost or market based on managements' judgments and estimates concerning future sales levels, quantities and prices at which such inventories will be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may necessitate future adjustments to these provisions. The Company's inventories include specialty spare parts for the aerospace market. The demand for these spare parts and our ability to utilize these parts depends on the frequency and scope of repair and maintenance of aircraft engines and our ability to effectively access that market.

We have significant goodwill and an impairment of our goodwill could cause a decline in our net worth. Our total assets include substantial goodwill. At December 31, 2011, our goodwill totaled $366.1 million. The goodwill results from our prior acquisitions, representing the excess of the purchase price we paid over the net assets of the companies acquired. We assess whether there has been an impairment in the value of our goodwill during each calendar year or sooner if triggering events warrant. If future operating performance at one or more of our reporting units does not meet expectations or fair values fall due to significant stock market declines, we may be required to reflect a non-cash charge to operating results for goodwill impairment. The recognition of an impairment of a significant portion of goodwill would negatively affect our results of operations and total capitalization, the effect of which could be material.

We could be adversely affected by changes in interest rates. Our profitability may be adversely affected as a result of increases in interest rates. At December 31, 2011, we and our subsidiaries had approximately $346.1 million aggregate principal amount of consolidated debt obligations outstanding, of which approximately 84% had interest rates that float with the market. A 100 basis point increase in the interest rate on the floating rate debt in effect at December 31, 2011 would have resulted in an approximate $2.9 million annualized increase in interest expense.

We may not realize all of the sales expected from our existing backlog or anticipated orders. At December 31, 2011, we had $581.9 million of order backlog, the majority of which related to aerospace OEM customers. There can be no assurances that the revenues projected in our backlog will be realized or, if realized, will result in profits. We consider backlog to be firm customer orders for future delivery. From time to time, OEM customers of Precision Components provide projections of components and assemblies that they anticipate purchasing in the future under new and existing programs. Such projections are not included in our backlog unless we have received a firm order from our customers. Our customers may have the right under certain circumstances and with certain penalties or consequences to terminate, reduce or defer firm orders that we have in backlog. If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected. Although we strive to maintain ongoing relationships with our customers, there is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in our customers’ business needs or purchasing budgets.

Also, our realization of sales from new and existing programs is inherently subject to a number of important risks and uncertainties, including whether our customers execute the launch of product programs on time, or at all, the number of units that our customers actually produce, the timing of production and manufacturing insourcing decisions made by our customers. In addition, until firm orders are placed, our customers generally have the right to discontinue a program or replace us with another supplier at any time without penalty. Our failure to realize sales from new and existing programs could have a material adverse effect on our net sales, results of operations and cash flows.

We may not recover all of our up-front costs related to new or existing programs. New programs require significant up-front investments for capital equipment, engineering, inventory, design and tooling. As OEMs in the transportation and aerospace industries have looked to suppliers to bear increasing responsibility for the design, engineering and manufacture of systems and components, they have increasingly shifted the financial risk associated with those responsibilities to the suppliers as well. This trend is likely to continue and is most evident in the area of engineering cost reimbursement. We cannot assure you that we will have adequate funds to make such up-front investments or to recover such costs from our customers as part of our product pricing. In the event that we are unable to make such investments, or to recover them through sales or direct reimbursement from our customers, our profitability, liquidity and cash flows may be adversely affected. In addition, we incur costs and make capital expenditures for new program awards based upon certain estimates of production volumes and production complexity. While we attempt to recover such costs and capital expenditures by appropriately pricing our products, the prices of our products are based in part upon planned production volumes. If the actual production is significantly less than planned or significantly more complex than anticipated, we may be unable to recover such costs. In addition, because a significant portion of our overall costs is fixed, declines in our customers’ production levels can adversely affect the level of our reported profits even if our up-front investments are recovered.

We may not realize all of the intangible asset related to RSPs. Our total investments in participation fees under our RSPs as of December 31, 2011 equaled $293.7 million, all of which have been paid. At December 31, 2011, the remaining unamortized balance of these participation fees was $247.3 million. We participate in aftermarket RSPs under which we receive an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program to a large aerospace manufacturer. As consideration, we pay participation fees, which are recorded as long-lived intangible assets and are recognized as a reduction of sales over the estimated useful life of the related engine programs which range up to 30 years. The realizability of each intangible asset is dependent upon future revenues related to the program’s aftermarket parts and is subject to impairment testing whenever events or circumstances indicate that its carrying amount may not be recoverable. The potential exists that actual revenues will not meet expectations due to a change in market conditions, including, for example, the replacement of older airplane engines with new, more fuel-efficient engines. A shortfall in future revenues may result in the failure to realize the total amount of the investments, which could adversely affect our financial condition and results of operations and cash flows. In addition, future growth and profitability could be impacted by increasing management fees, amortization of the participation fees and the expiration of the Singapore Pioneer tax incentives on these programs.

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

Our business, financial condition, results of operations and cash flows could be adversely impacted by strikes or work stoppages. Approximately 13% of our U.S. employees are covered by collective bargaining agreements and 42% of our non-U.S. employees are covered by collective bargaining agreements or statutory trade union agreements. In 2012, we will be negotiating collective bargaining agreements with unionized employees at our Corry, PA, Milwaukee, WI, and Germany locations, which collectively cover approximately 300 employees. In addition, we have annual negotiations in Mexico and Brazil and, collectively, these negotiations also cover approximately 300 employees in those two countries. Although we believe that our relations with our employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements or that such negotiations will not result in significant increases in the cost of labor, including healthcare, pensions or other benefits. Any potential strikes or work stoppages, and the resulting adverse impact on our relationships with customers, could have a material adverse effect on our business, financial condition, results of operations or cash flows. Similarly, a protracted strike or work stoppage at any of our major customers, suppliers or other vendors could materially adversely affect our business.

Changes in accounting guidance and taxation requirements could affect our financial results. New accounting guidance that may become applicable to us from time to time, or changes in the interpretations of existing guidance, could have a significant effect on our reported results for the affected periods. In addition, our products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions in which we operate. Increases in indirect taxes could affect our products’ affordability and therefore reduce our sales. We are also subject to income tax in numerous jurisdictions in which we generate revenues. Changes in tax laws, tax rates or tax rulings may have a significant adverse impact on our effective tax rate. Among other things, our tax liabilities are affected by the mix of pretax income or loss among the tax jurisdictions in which we operate and repatriation of foreign earnings to the United States. We must exercise judgment in determining our worldwide provision for income taxes, interest and penalties; accordingly, future events could change management’s assessment of these amounts.

RISKS RELATED TO THE INDUSTRIES IN WHICH WE OPERATE

A general economic downturn could adversely affect our business and financial results. All of our businesses are impacted by the health of the economies in which they operate. A decline in economies in which we operate could reduce demand for our products and services or increase pricing pressures, thereby having an adverse impact on our business, financial condition, results of operations and cash flows. We derive a large portion of our sales from the transportation industry. The operation of our business within that industry subjects us to the pressures applicable to all companies operating in it, including unfavorable pricing pressures. While the precise effects of instability in the transportation industry are difficult to determine, they may negatively impact our business, financial condition, results of operations and cash flows.

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

Our customers’ businesses are generally cyclical. Weaknesses in the industries in which our customers operate could impact our revenues and profitability. The industries to which we sell tend to decline in response to overall declines in industrial production. The OEM aerospace unit of Precision Components and the aftermarket aerospace unit of Logistics and Manufacturing Services are heavily dependent on the commercial aerospace industry, which is cyclical and a long cycle industry. In addition, parts of both Precision Components and Logistics and Manufacturing Services are dependent on the transportation industry, and general industrial and tooling markets, all of which are also cyclical. Many of our customers have historically experienced periodic downturns, which often have had a negative effect on demand for our products.

Original equipment manufacturers in the aerospace and transportation industries have significant pricing leverage over suppliers and may be able to achieve price reductions over time. Additionally, we may not be successful in our efforts to raise prices on our customers. There is substantial and continuing pressure from OEMs in the transportation industries, including automotive and aerospace, to reduce the prices they pay to suppliers. We attempt to manage such downward pricing pressure, while trying to preserve our business relationships with our customers, by seeking to reduce our production costs through various measures, including purchasing raw materials and components at lower prices and implementing cost-effective process improvements. Our suppliers have periodically resisted, and in the future may resist, pressure to lower their prices and may seek to impose price increases. If we are unable to offset OEM price reductions, our profitability and cash flows could be adversely affected. In addition, OEMs have substantial leverage in setting purchasing and payment terms, including the terms of accelerated payment programs under which payments are made prior to the account due date in return for an early payment discount. OEMs can unexpectedly change their purchasing policies or payment practices, which could have a negative impact on our short-term working capital.

Demand for our defense-related products depends on government spending. A portion of the Precision Components aerospace units’ sales are derived from the military market, including single-sourced and dual-sourced sales. The military market is largely dependent upon government budgets and is subject to governmental appropriations. Although multi-year contracts may be authorized in connection with major procurements, funds are generally appropriated on a fiscal year basis even though a program may be expected to continue for several years. Consequently, programs are often only partially funded and additional funds are committed only as further appropriations are made. We cannot assure you that maintenance of or increases in defense spending will be allocated to programs that would benefit our business. Moreover, we cannot assure you that new military aircraft programs in which we participate will enter full-scale production as expected. A decrease in levels of defense spending or the government’s termination of, or failure to fully fund, one or more of the contracts for the programs in which we participate could have a material adverse effect on our financial position and results of operations.

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

RISKS RELATED TO RESTRUCTURING, ACQUISITIONS, DIVESTITURES AND JOINT VENTURES

Our acquisition and divestiture strategies and our restructuring activities may not be successful. We have made a number of acquisitions in the past and we anticipate that we may, from time to time, acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our businesses. A significant portion of the industries that we serve are mature industries. As a result, our future growth may depend in part on the successful acquisition and integration of businesses into our existing operations. We may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms, obtain regulatory approvals or otherwise complete acquisitions in the future. We have also in the past divested assets and businesses. We may in the future engage in discussions with potential acquirers of certain of our assets or businesses in order to meet our strategic objectives, but we cannot provide any assurance that we will be successful in finding suitable purchasers for any such desired sale of such assets or businesses.

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

If we engage in a divestiture of assets or a business, we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected. A successful divestiture depends on various factors, including our ability to effectively transfer liabilities, contracts, facilities and employees to any purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to retain, reduce fixed costs previously associated with the divested assets or business, and collect the proceeds from any divestitures. In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect our other businesses to the extent that these customers also purchase other products offered by us. All of these efforts require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits or synergies of any divestiture transaction, our consolidated financial position, results of operations and cash flows could be negatively impacted. In addition, divestitures of businesses involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, and a decrease in revenues and earnings associated with the divested business. Furthermore, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of material financial resources and significant employee resources.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate 23 manufacturing facilities throughout the world, 17 of which are part of the Precision Components segment, and the balance are part of Logistics and Manufacturing Services. Thirteen of the facilities are in the United States; the balance are located in Europe, Asia, Mexico and Brazil. Seventeen of the facilities are owned; the balance are leased.

In addition to its manufacturing facilities, Precision Components has 15 facilities engaged in activities related to its manufacturing operations, including sales, assembly, development and distribution.

Logistics and Manufacturing Services operates 11 distribution centers: 8 in the United States, and the balance in Canada. Three of the distribution centers are owned; the balance are leased. Logistics and Manufacturing Services also has 10 sales and support facilities, 9 of which are leased. Two of the facilities are in the United States; the balance are located in Europe, Canada, Mexico, Singapore, Brazil and China. Logistics and Manufacturing Services also has one global sourcing office in Asia.

The Company’s corporate office in Bristol, Connecticut is owned.

Item 3. Legal Proceedings

The Company was named in a lawsuit arising out of an alleged breach of contract and implied warranty by a customer of Toolcom, a division of the Logistics and Manufacturing Services segment, related to the sale of certain products prior to the Company’s 2005 acquisition of Toolcom. In 2006, the plaintiff filed the lawsuit in civil court in Scotland and asserted that certain products sold were not fit for a particular use and claims approximately 5.5 million pounds sterling (approximately $8.5 million at December 31, 2011) in damages, plus interest at the statutory rate of 8% per annum and costs. In 2010, the court found that Toolcom was in breach of contract and implied warranty, and ordered Toolcom to pay a portion of the plaintiff’s attorneys’ fees. The court has not made determinations as to causation and damages. Although the Company intends to vigorously defend its position with respect to causation and damages, based on reviews of the currently available information and acknowledging the uncertainties of litigation, management has provided for what it believes to be a reasonable estimate of loss exposure. While it is currently not possible to determine the ultimate outcome of this matter, the Company believes that any ultimate losses would not be expected to have a material adverse effect on the Company’s consolidated financial position or cash flows, but could be material to the consolidated results of operations of any one period.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

The Company’s common stock is traded on the New York Stock Exchange under the symbol “B”. The following table sets forth, for the periods indicated, the low and high sales intra-day trading price per share, as reported by the New York Stock Exchange, and dividends declared and paid.

	2011
	Low	High	Dividends
Quarter ended March 31	$19.64	$22.00	$0.08
Quarter ended June 30	20.22	25.85	0.08
Quarter ended September 30	18.70	25.82	0.08
Quarter ended December 31	17.47	25.15	0.10

	2010
	Low	High	Dividends
Quarter ended March 31	$15.00	$20.16	$0.08
Quarter ended June 30	16.16	22.40	0.08
Quarter ended September 30	14.95	18.87	0.08
Quarter ended December 31	17.03	21.27	0.08

Stockholders

As of February 10, 2012, there were approximately 5,237 holders of record of the Company’s common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals or entities are registered in the name of a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. Accordingly, the Company believes that there are approximately 14,415 beneficial owners of its common stock.

Dividends

Payment of future dividends will depend upon the Company’s financial condition, results of operations and other factors deemed relevant by the Company’s Board of Directors, as well as any limitations resulting from financial covenants under the Company’s credit facilities. See the table above for dividend information for 2011 and 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding Securities Authorized for Issuance Under Equity Compensation Plans, see Part III, Item 12 of this Annual Report.

Performance Graph

A stock performance graph based on cumulative total returns (price change plus reinvested dividends) for $100 invested on December 31, 2006 is set forth below.

200
150
100
50
0
156.5
99.7
98.4
70.0
68.7
65.1
86.3
84.8
82.9
109.0
105.6
105.2
125.1
110.1
100.8
2006
2007
2008
2009
2010
2011
BGI
S&P 600
Russell 2000

	2006	2007	2008	2009	2010	2011
BGI	$100.0	$156.5	$70.0	$84.8	$105.6	$125.1
S&P 600	$100.0	$99.7	$68.7	$86.3	$109.0	$110.1
Russell 2000	$100.0	$98.4	$65.1	$82.9	$105.2	$100.8

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

(c)	Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
October 1-31, 2011	1,718		$20.90	—	5,000,000
November 1-30, 2011	500,000		$23.39	500,000	4,500,000
December 1-31, 2011	—		—	—	4,500,000
Total	501,718	(1)	$23.39	500,000
________________________

(1)
Other than 500,000 shares purchased in the fourth quarter of 2011 which were purchased as part of the Company's publicly announced plans, all acquisitions of equity securities during the fourth quarter of 2011 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

(2)
The program was publicly announced on October 20, 2011 authorizing repurchase of up to 5.0 million shares of its common stock. This program replaced a previous authorization for the repurchase of up to 5.0 million shares of its common stock that was approved on May 8, 2008.

Item 6. Selected Financial Data

	2011 (3)	2010(3)	2009 (3)	2008 (3)	2007 (3)
Per common share (1)
Income from continuing operations
Basic	$1.66	$0.97	$0.79	$1.85	$1.87
Diluted	1.64	0.96	0.79	1.79	1.74
Net income
Basic	1.17	0.96	0.72	1.53	1.83
Diluted	1.16	0.95	0.72	1.48	1.70
Dividends declared and paid	0.34	0.32	0.48	0.62	0.545
Stockholders’ equity (at year-end)	13.29	13.23	12.50	11.46	12.24
Stock price (at year-end)	24.11	20.67	16.90	14.50	33.39
For the year (in thousands)
Net sales	$1,169,355	$1,028,617	$923,353	$1,232,196	$1,292,352
Operating income	127,555	86,398	63,475	153,670	155,042
As a percent of net sales	10.9%	8.4%	6.9%	12.5%	12.0%
Income from continuing operations	$91,573	$53,978	$42,830	$99,736	$99,919
As a percent of net sales	7.8%	5.2%	4.6%	8.1%	7.7%
Net income	$64,715	$53,278	$39,001	$82,578	$97,612
As a percent of net sales	5.5%	5.2%	4.2%	6.7%	7.6%
As a percent of average stockholders’ equity	8.4%	7.7%	6.2%	11.6%	16.3%
Depreciation and amortization	$58,904	$52,770	$51,487	$52,403	$50,607
Capital expenditures	37,082	28,759	30,502	51,869	50,197
Weighted average common shares outstanding – basic	55,215	55,260	53,880	53,989	53,295
Weighted average common shares outstanding – diluted	55,932	55,925	54,206	55,813	57,526
Year-end financial position (in thousands)
Working capital	$332,316	$167,344	$213,392	$288,351	$177,047
Goodwill	366,104	384,241	373,564	361,930	380,486
Other intangible assets, net	272,092	290,798	303,689	316,817	330,458
Property, plant and equipment, net	210,784	218,434	224,963	235,035	230,545
Total assets	1,440,365	1,403,257	1,351,990	1,435,355	1,532,495
Long-term debt and notes payable	346,052	357,718	351,468	465,961	400,558
Stockholders’ equity	722,400	712,119	684,713	598,574	661,870
Debt as a percent of total capitalization (2)	32.4%	33.4%	33.9%	43.8%	37.7%
Statistics
Employees at year-end (4)	4,387	4,352	4,310	4,969	5,640
________________________

(1)
Income from continuing operations and net income per common share are based on the weighted average common shares outstanding during each year. Stockholders’ equity per common share is calculated based on actual common shares outstanding at the end of each year.

(2)	Debt includes all interest-bearing debt and total capitalization includes interest-bearing debt and stockholders’ equity.

(3)
During 2011, the Company sold the Barnes Distribution Europe business within its Logistics and Manufacturing Services segment. During 2008, the Company exited certain non-core businesses within its Logistics and Manufacturing Services segment in the United Kingdom. The results of these businesses have been segregated and treated as discontinued operations in the Company's Consolidated Financial Statements. All previously reported financial information has been adjusted on a retrospective basis to reflect the discontinued operations.

(4)	The number of employees at each year-end includes employees of continuing operations and excludes employees of the discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

During the fourth quarter of 2011, the Company completed the sale of its Barnes Distribution Europe businesses (the "BDE" business). The BDE business was comprised of the Company's European KENT, Toolcom and BD France distribution businesses that were reported within the Company's Logistics and Manufacturing Services segment. The results of these operations have been segregated and presented as discontinued operations in the consolidated financial statements.

All previously reported financial information has been adjusted on a retrospective basis to reflect the discontinued operations for all years presented.

In the first quarter of 2012, the Company is realigning its organizational structure by aligning its strategic business units which will result in in three reportable business segments: Aerospace, Industrial and Distribution. All previously reported segment information will be adjusted on a retrospective basis to reflect this change beginning in the first quarter of 2012.

2011 Highlights

The Company achieved sales of $1,169.4 million in 2011, an increase of $140.7 million, or 13.7%, from 2010. Both of the Company's business segments experienced higher levels of organic growth that resulted from strength in our end-markets. In the Logistics and Manufacturing Services segment, the aerospace aftermarket business evidenced volume increases in overhaul and repair activity. An increase in sales contrasted the trend of deferred maintenance throughout 2010. The broad end-markets of the distribution businesses in North America continued to demonstrate growth during 2011. At Precision Components, sales in 2011 were favorably impacted by strong demand in the industrial and transportation end-markets as well as growth in the aerospace original equipment manufacturing (OEM) business.

Operating income increased 47.6% from $86.4 million in 2010 to $127.6 million in 2011 and operating margin improved to 10.9% from 8.4% in 2010. Higher sales volumes and other operational improvements, including the benefit of lower cost structures resulting from earlier initiatives, contributed to the growth in operating income. Sales productivity improvements within the distribution and aerospace aftermarket businesses primarily drove the growth in operating income.

The Company focused on profitable sales growth and productivity improvements as key strategic objectives in 2011. In addition, management continued its focus on cash flow and working capital management in 2011 and generated $121.0 million in cash flow from operations. The Company continued to make significant investments in working capital during 2011, primarily as a result of improving business conditions and higher customer demand.

Management Objectives

Management continues to focus on three areas of development: employees, processes and strategy which, in combination, are expected to generate long-term value for its stockholders. The Company's strategies for growth include both organic growth from new products, services, markets and customers, and growth from acquisitions. The Company's strategies for profitability include worldwide application of lean principles, productivity and process initiatives, such as production realignment, and efficiency and cost-saving measures.

Acquisitions and strategic relationships have historically been a key growth driver for the Company in both of its segments and it continues to seek alliances which foster long-term business relationships and expand geographic reach. The Company continually evaluates its existing portfolio to optimize product offerings and maximize value.

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

Precision Components is a global supplier of engineered components for critical applications focused on providing solutions for a diverse industrial, transportation and aerospace customer base. It is equipped to produce virtually every type of precision spring, from fine hairsprings for electronics and instruments to large heavy-duty springs for machinery as well as precision-machined and fabricated components and assemblies for OEM turbine engine, airframe and industrial gas turbine builders throughout the world, and the military. It is also a leading manufacturer and supplier of precision mechanical products, including mechanical springs, compressor reed valves and nitrogen gas products. Precision Components also manufactures high-precision punched and fine-blanked components used in transportation and industrial applications, nitrogen gas springs and manifold systems used to precisely control stamping presses, and retention rings that position parts on a shaft or other axis.

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

Both segments have standard key performance indicators (“KPIs”), a number of which are focused on customer metrics (customer satisfaction score, on-time-delivery and quality), internal effectiveness and efficiency metrics (sales per employee, cost of quality, days working capital and controllable expenses), employee-related metrics (total recordable incident rate and lost time incident rate), and specific KPIs on profitable growth.

Key Industry Data

In each segment, management tracks a variety of economic and industry data as indicators of the health of a particular sector.

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

RESULTS OF OPERATIONS

Sales

($ in millions)	2011	2010	$ Change	% Change	2009
Logistics and Manufacturing Services	$492.9	$443.9	$49.0	11.0%	$428.3
Precision Components	687.5	595.9	91.6	15.4%	501.5
Intersegment sales	(11.0)	(11.2)	0.1	1.2%	(6.4)
Total	$1,169.4	$1,028.6	$140.7	13.7%	$923.4

2011 vs. 2010:

Barnes Group reported net sales of $1,169.4 million in 2011, an increase of $140.7 million, or 13.7%, from 2010. The sales increase reflected $120.8 million of organic sales growth primarily at Precision Components. The weakening of the U.S. dollar against foreign currencies as compared to 2010, primarily in Europe, Brazil and Canada, increased net sales by $19.9 million in 2011. The Company’s international sales increased 19.9% year-over-year while domestic sales increased 9.1%. The Company's international sales in 2011 increased 13.8% from 2010 excluding the impact of foreign currency translation on sales.

2010 vs. 2009:

In 2010, the Company reported net sales of $1,028.6 million, an increase of $105.2 million, or 11.4%, over 2009 net sales of $923.4 million. The sales increase reflected $100.5 million of organic sales growth primarily at Precision Components. Additionally, sales increased by the positive impact of foreign currency translation of $4.7 million in 2010 as the U.S. dollar weakened against certain foreign currencies, primarily in Canada. The Company’s international sales increased 22.7% year-over-year and domestic sales increased 7.1%. The Company's international sales in 2010 increased 20.8% from 2009 excluding the impact of foreign currency translation on sales.

Expenses and Operating Income

($ in millions)	2011	2010	$ Change	% Change	2009
Cost of sales	$772.4	$678.2	$94.2	13.9%	$621.6
% sales	66.1%	65.9%			67.3%
Gross profit (1)	$397.0	$350.4	$46.6	13.3%	$301.7
% sales	33.9%	34.1%			32.7%
Selling and administrative expenses	$269.4	$264.0	$5.4	2.0%	$238.3
% sales	23.0%	25.7%			25.8%
Operating income	$127.6	$86.4	$41.2	47.6%	$63.5
% sales	10.9%	8.4%			6.9%
 __________________

(1)	Sales less cost of sales

2011 vs. 2010:

Cost of sales in 2011 increased 13.9% from 2010 primarily as a result of increased sales. The increase in cost of sales was slightly more than the percentage increase in sales and resulted in a reduction in gross profit margin of 20 basis points to 33.9%. Gross profit as a percentage of sales improved slightly in both segments, however the reduction in total gross margin reflects a shift to a higher percentage of sales from the Precision Component segment. Selling and administrative expenses increased 2.0% from 2010 and decreased as a percentage of sales. The increase in expenses reflects the higher sales as well as higher employee related costs including incentive compensation and retirement benefit costs. These increases were partially offset by lower costs related to commissions and the utilization of temporary personnel. Costs of sales and selling and administrative expenses were also impacted by the lower cost structures from previous actions.

2010 vs. 2009:

Cost of sales in 2010 increased 9.1% from 2009 primarily as a result of increased sales. The increase in cost of sales was less than the percentage increase in sales of 11.4%, and resulted in an improvement in gross profit margin of 140 basis points to 34.1%. Selling and administrative expenses increased 10.8% from 2009 as a result of the increase in sales as well as higher employee related costs, including commissions and employee incentive compensation. Costs of sales and selling and administrative expenses were also impacted by the lower cost structures from previous actions. In 2009, costs of $10.7 million related to the 2009 and 2008 actions taken primarily at Precision Components to restructure its operations were recorded primarily in selling and administrative expenses. As a result, operating income in 2010 increased 36.1% from 2009 and operating margin increased from 6.9% to 8.4%.

Interest expense

Interest expense in 2011 decreased $9.7 million to $10.3 million from 2010. The decrease in 2011 resulted from lower average interest rates and lower debt discount amortization related to the 3.75% Convertible Notes as compared to the 2010 period. The lower average interest rates reflect the shift to a significantly higher percentage of variable rate debt due to the retirement of the 7.80% Notes and the redemption of the 3.75% Convertible Notes, which were funded with the variable rate credit facility, and the expiration of the interest rate swap agreements. Interest expense decreased $2.5 million to $20.0 million in 2010 from 2009 primarily as a result of lower borrowings.

Other expense (income), net

2011 vs. 2010:

Other expense (income), net in 2011 was $0.4 million compared to $2.6 million in 2010. Foreign currency transaction losses decreased from $1.7 million in 2010 to $0.2 million in 2011.

2010 vs. 2009:

Other expense (income), net in 2010 was $2.6 million compared to $(2.0) million in 2009. The 2009 results included a $3.8 million gain on the repurchase of certain convertible notes. Additionally, foreign currency transaction losses were $1.7 million in 2010 compared to $1.4 million in 2009.

Income Taxes

2011 vs. 2010:

The Company’s effective tax rate from continuing operations was 21.7% in 2011 compared with 15.4% in 2010. The increase in the effective tax rate from 2010 was primarily driven by the shift in the mix of income to higher-taxing jurisdictions and the impact of the increased repatriation of a portion of current year earnings to the U.S. During 2011, the Company repatriated a dividend from a portion of the current year foreign earnings to the U.S. in the amount of $17.5 million compared to $7.5 million in 2010. This incremental dividend increased tax expense by $3.9 million and increased the annual effective tax rate by 3.3 percentage points compared to 2010.

2010 vs. 2009:

The Company’s effective tax rate from continuing operations was 15.4% in 2010 compared with 0.3% in 2009. The increase in the effective tax rate from 2009 was primarily driven by the shift in the mix of income to higher-taxing jurisdictions and the impact of the repatriation of a portion of current year foreign earnings to the U.S. in the amount of $7.5 million. This dividend increased tax expense by $3.0 million and increased the 2010 annual effective tax rate by 4.7 percentage points.

See Note 13 of the Consolidated Financial Statements for a reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate.

In connection with an IRS audit for the tax years 2000 through 2002, the IRS proposed adjustments to these tax years of approximately $16.5 million, plus a potential penalty of 20% of the tax assessment plus interest. The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries.  The Company filed an administrative protest of these adjustments.  In the third quarter of 2009, the Company was informed that its protest was denied and a tax assessment was received from the Appeals Office of the IRS.  In November 2009, the Company filed a petition against the IRS in the U.S. Tax Court contesting the tax assessment received.  Based on the schedule established by the court in September 2011 and developments to date, the Company expects a trial to begin during the first quarter of 2012. Depending on the outcome, an appeal by either party is possible. The Company continues to believe its tax position on the issues raised by the IRS is correct and the Company plans to continue to take appropriate actions to vigorously defend its position.  The Company believes it should prevail on this issue. While any additional impact on the Company's liability for income taxes cannot presently be determined, the Company continues to believe it is adequately provided for and the outcome is not expected to have a material effect on the Company's consolidated financial position or cash flows, but could be material to the consolidated results of operations of any one period.

Discontinued Operations

During the fourth quarter of 2011, the Company completed the sale of its Barnes Distribution Europe businesses (the "BDE business") to Berner SE, headquartered in Kunzelsau, Germany, in a cash transaction pursuant to a share and asset purchase agreement. The Company received gross proceeds of $33.4 million, which represents the initial stated purchase price, and which yielded net cash proceeds of $22.5 million after transaction costs, employee transaction related costs, closing adjustments and net cash sold, of which €9.0 million ($11.7 million) was placed in escrow. The funds will be released from escrow on August 31, 2012 unless they are required in the settlement of general representation or warranty claims. The results of the BDE business have been segregated and presented as discontinued operations. In 2011, the Company recorded a $26.9 million loss from discontinued operations which included pre-tax income of $1.0 million, a $26.7 million loss related to the transaction and $1.2 million of tax expense. The loss related to the transaction included a $16.8 million goodwill impairment charge related to the BDE business and $8.2 million of transaction and employee transaction related costs associated with the sale. See Note 2 of the Consolidated Financial Statements.

Income and Income Per Share

(in millions, except per share)	2011	2010	Change	% Change	2009
Income from continuing operations	$91.6	$54.0	$37.6	69.6%	$42.8
Loss from discontinued operations, net of income taxes	(26.9)	(0.7)	(26.2)	NM	(3.8)
Net income	$64.7	$53.3	$11.4	21.5%	$39.0
Per common share:
Basic:
Income from continuing operations	$1.66	$0.97	$0.69	71.1%	$0.79
Loss from discontinued operations, net of income taxes	(0.49)	(0.01)	(0.48)	NM	(0.07)
Net income	$1.17	$0.96	$0.21	21.9%	$0.72
Diluted:
Income from continuing operations	$1.64	$0.96	$0.68	70.8%	$0.79
Loss from discontinued operations, net of income taxes	(0.48)	(0.01)	(0.47)	NM	(0.07)
Net income	$1.16	$0.95	$0.21	22.1%	$0.72
Weighted average common shares outstanding:
Basic	55.2	55.3	—	(0.1)%	53.9
Diluted	55.9	55.9	—	NM	54.2

NM - Not meaningful

In 2011, basic and diluted income from continuing operations per common share increased 71.1% and 70.8%, respectively. The increases were directly attributable to the increase in income from continuing operations year over year. Basic weighted average shares outstanding decreased slightly as a result of 1,509,156 and 1,483,527 shares repurchased during 2011 and 2010, respectively, as part of the publicly announced repurchase programs.  The decrease was offset in part by additional shares issued for employee stock plans.  Diluted weighted average shares outstanding increased slightly as a result of the higher dilutive effect in 2011 of potentially issuable shares under the employee stock plans which was driven by an increase in the Company's stock price. The increase was partially offset by the decrease in basic weighted average shares outstanding.

Financial Performance by Business Segment

Logistics and Manufacturing Services

($ in millions)	2011	2010	$ Change	% Change	2009
Sales	$492.9	$443.9	$49.0	11.0%	$428.3
Operating profit	64.8	39.1	25.6	65.5%	48.7
Operating margin	13.1%	8.8%			11.4%

2011 vs. 2010:

Logistics and Manufacturing Services recorded sales of $492.9 million in 2011, an 11.0% increase from 2010. Organic sales improved by $45.8 million, while the positive impact of foreign currency translation increased sales by approximately $3.2 million as the U.S. dollar weakened against currencies primarily in Europe and Canada. Sales growth occurred in the aerospace aftermarket business and in the North American distribution businesses as the industrial and transportation end-markets showed improvements throughout 2011. The aerospace aftermarket business benefited from increased levels of overhaul and repair activity during 2011. A significant growth in sales contrasted the trend of deferred maintenance throughout 2010.

Operating profit at Logistics and Manufacturing Services increased 65.5% from 2010 to $64.8 million. This increase during 2011 was driven primarily by the profit impact of higher sales volumes. Productivity improvements, including the favorable impact of lower cost structures in the North American distribution business, also contributed to the increase in operating profit. Operating profit increases for the segment were partially offset by higher employee related costs, including incentive compensation, and management fees related to the aerospace aftermarket RSP spare parts business.

Outlook:

Organic sales levels in the distribution businesses of the Logistics and Manufacturing Services segment are largely dependent upon the economy in the regions served, the retention of customers and continuation of existing sales volumes to such customers, and the effectiveness and size of sales forces. Both near-term and long-term economic conditions remain uncertain as customers within our distribution businesses continue to manage costs and inventory levels. Management believes future sales growth may result from improvements in economic and end-market conditions, pricing initiatives, and investments in market penetration activities and sales force productivity initiatives. Near-term sales levels in the aerospace aftermarket business are expected to continue reflecting recent trends towards increasing maintenance, repair and overhaul activity, but may be negatively impacted by short-term fluctuations in demand. Management continues to believe its aerospace aftermarket business is favorably positioned based on strong customer relationships including long-term maintenance and repair contracts in the overhaul and repair business, improvement in demand in the aftermarket spare parts businesses, expanded capabilities and current capacity levels.

Management is focused on growing operating profit at Logistics and Manufacturing Services primarily through organic sales growth, productivity initiatives and continued cost management. Operating profit is expected to continue to be affected by the profit impact of the changes in sales volume and sales mix, particularly as it relates to the highly profitable aftermarket RSP spare parts business, and investments made in each of its businesses. Management continues to actively manage commodity price increases through pricing actions and other productivity initiatives. In addition, the highly profitable aftermarket RSPs will continue to be impacted by the management fees payable to the customer which generally increase in the fourth or later years of each program. These and other similar fees are deducted from sales and temper sales growth of the aftermarket RSPs.

2010 vs. 2009:

Logistics and Manufacturing Services recorded sales of $443.9 million in 2010, a 3.6% increase from 2009. The increase was primarily a result of organic sales growth of $11.6 million which resulted largely from end-market improvements in the distribution businesses in North America. Sales in the aerospace aftermarket business decreased from 2009 and continued to be impacted by lower aircraft utilization and the deferred maintenance trend. Foreign currency translation had a positive impact on sales in 2010 of approximately $4.0 million as the U.S. dollar weakened against foreign currencies, primarily the Canadian dollar, as compared to 2009.

Operating profit at Logistics and Manufacturing Services decreased 19.7% to $39.1 million from 2009 primarily as a result of the profit impact from lower sales from the higher margin aerospace aftermarket business, continued investments to benefit sales force productivity in the distribution businesses, and higher product and employee related costs. Operating profit was favorably impacted by the profit impact of the sales volume increase in the North American distribution businesses as the industrial and transportation end-markets showed improvements from 2009.

Precision Components

($ in millions)	2011	2010	$ Change	% Change	2009
Sales	$687.5	$595.9	$91.6	15.4%	$501.5
Operating profit	62.8	47.3	15.5	32.9%	14.8
Operating margin	9.1%	7.9%			2.9%

2011 vs. 2010:

Sales at Precision Components were $687.5 million in 2011, an increase of 15.4% from 2010. This increase was due primarily to organic sales increases of $74.9 million during 2011. The organic sales growth was driven by increases in the industrial manufacturing businesses based in North America and Europe reflecting improvements in the transportation industry, including automotive, and sales in the aerospace OEM business. The positive impact of foreign currency translation increased sales by approximately $16.7 million in 2011 as the U.S. dollar weakened against foreign currencies primarily in Europe and Brazil.

Operating profit in 2011 at Precision Components was $62.8 million, an increase of 32.9% from 2010. Operating profit improvements were due primarily to the profit impact of higher sales levels in 2011 combined with productivity improvements and lean initiatives. Operating profit increases for the segment were partially offset by higher costs associated with investments in new product introductions and outsourcing certain manufacturing processes.

Outlook:

In the industrial manufacturing businesses, management is focused on generating organic sales growth by leveraging the benefits of the diversified products and industrial end-markets in which its businesses have a global presence as well as gaining market share and introducing new products. Sales growth in the markets served by these businesses is expected to remain uncertain due to global economic conditions. Order activity in certain end-markets, including transportation, may provide extended sales growth. Strategic investments are expected to provide incremental benefits in the long term. Sales in the aerospace OEM business are impacted by the general state of the aerospace market driven by the worldwide economy and are driven by its order backlog through its participation in certain strategic commercial and military engine and airframe programs. Backlog in this business grew from $346.7 million at December 31, 2010 to $431.3 million at December 31, 2011, with an excess of 50% of this backlog expected to be shipped in the next 12 months. The aerospace OEM business may be impacted by adjustments of customer inventory levels, commodity availability and pricing, changes in the content levels on certain platforms including insourcing, changes in production schedules of specific engine and airframe programs, as well as the pursuit of new programs.

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

Operating profit in 2010 at Precision Components was $47.3 million compared to $14.8 million in 2009. Operating profit improvements in 2010 were due primarily to the profit impact of higher sales levels in 2010, lower cost structures resulting from previous actions and lean initiatives. However, these improvements in operating profit were partly offset by costs resulting from higher demand and new product introductions across the businesses including additional costs related to personnel, such as incentive compensation and temporary labor. Additionally, the 2009 results included approximately $10.7 million in restructuring charges primarily for employee termination costs and asset write-downs associated with moving the operations of two facilities.

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

The Company's ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths.  Management continues to focus on cash flow and working capital management, and anticipates that operating activities in 2012 will generate solid cash.  The Company closely monitors its cash generation, usage and preservation including the management of working capital to generate cash.

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

On September 27, 2011, the Company entered into an amended and restated revolving credit agreement (the “Amended Credit Agreement”) with Bank of America, N.A. as the administrative agent. The Amended Credit Agreement increased the borrowing availability of the debt facility from $400 million to $500 million and extended the expiration date of the debt facility by four years from September 2012 to September 2016. At December 31, 2011, borrowings and availability under the Amended Credit Agreement were $281.9 million and $218.1 million, respectively.  Borrowings under the Amended Credit Agreement bear interest at LIBOR plus a spread ranging from 1.10% to 1.70%, depending on the Company's leverage ratio at the time of the borrowing. The Company paid fees and expenses of $2.0 million in conjunction with the refinancing of the Amended Credit Agreement; the fees will be amortized into interest expense through its maturity.

The Company's borrowing capacity is limited by various debt covenants within the Amended Credit Agreement. The Company's most restrictive financial covenant is the Senior Debt Ratio which requires the Company to maintain a ratio of Consolidated Senior Debt, as defined in the Amended Credit Agreement, to Consolidated EBITDA, as defined in the Amended Credit Agreement, of not more than 3.25 times at the end of each fiscal quarter ending on or before September 30, 2013, after which the ratio will decrease to 3.00 times. The actual ratio at December 31, 2011 was 1.61 times. In addition, the Amended Credit Agreement requires the Company to maintain a ratio of Consolidated Total Debt, as defined in the Amended Credit Agreement, to Consolidated EBITDA of not more than 4.00 times for each fiscal quarter ending on or before September 30, 2013, and thereafter of not more than 3.75 times at the end of any fiscal quarter, and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined in the Amended Credit Agreement, of not less than 4.25 times for each fiscal quarter ending on or before September 30, 2013, and thereafter of not less than 4.50 times at the end of any fiscal quarter. The Company closely monitors compliance with its various debt covenants. At December 31, 2011, the Company was in compliance with all covenants under the Amended Credit Agreement.

The funded status of the Company's pension plans is dependent upon many factors, including returns on invested assets, discount rates, the level of market interest rates and benefit obligations. The funded status of the pension plans declined in 2011 primarily as a result of an increase in the projected benefit obligations of the Company's pension plans and other postretirement benefit plans. The projected benefit obligations increased following an update of certain actuarial assumptions including assumptions related to the discount rate, inflation rate and mortality rate on certain plans. The Company recorded a $41.4 million non-cash after-tax decrease in stockholders' equity (through other non-owner changes to equity) to record the current year adjustment for changes in the funded status of its pension and postretirement benefit plans as required under the accounting for defined benefit pension and other postretirement plans. Approximately $17.5 million in contributions were made by the Company to its various pension plans in 2011 which included the required minimum contributions to its qualified U.S. pension plans, in addition to supplemental contributions of $6.7 million. The Company expects to contribute approximately $25.7 million to its various pension plans in 2012.

At December 31, 2011, the Company held $62.5 million in cash and cash equivalents. Substantially all of this cash was held by foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may continue to increase in the near term. These amounts are available primarily to fund international investments. During 2011, the Company repatriated $17.5 million of current year foreign earnings to the U.S.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At December 31, 2011, $281.9 million was borrowed at an interest rate of 1.49% under the Company’s $500 million borrowing facility which matures in September 2016. In addition, the Company had $12.0 million in borrowings under short-term bank credit lines at December 31, 2011. At December 31, 2011, the Company's total borrowings are comprised of approximately 16% fixed rate debt and approximately 84% variable rate debt compared to approximately 42% fixed rate debt and approximately 58% variable rate debt as of December 31, 2010. The Company's percentage of variable rate debt increased significantly as a result of the expiration of the interest rate swap agreements in March 2011 and the redemption of the 3.75% Convertible Notes with borrowings under the variable rate credit facility.

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities and currently expects that its bank syndicate, comprised of 15 banks, will continue to support the $500.0 million credit facility which matures in September 2016. At December 31, 2011, the Company had $218.1 million unused and available for borrowings under its $500.0 million credit facility, subject to covenants in the Company's debt agreements.  The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements.

Any future acquisitions are expected to be financed through internal cash, borrowings and the sale of debt or equity securities, or a combination thereof.  Additionally, we may from time to time seek to retire or repurchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Cash Flow

($ in millions)	2011	2010	$ Change	% Change	2009
Operating activities	$121.0	$65.8	$55.3	84.0%	$143.5
Investing activities	(30.6)	(30.3)	(0.3)	(1.0)%	(26.1)
Financing activities	(40.2)	(39.3)	(0.9)	(2.3)%	(121.9)
Exchange rate effect	(1.1)	(0.2)	(1.0)	NM	1.0
Increase (decrease) in cash	$49.1	$(4.0)	$53.1	NM	$(3.5)
________________________

NM – Not meaningful

Operating activities are the principal source of cash flow for the Company, generating $121.0 million in cash during 2011 compared to $65.8 million in 2010. During 2011, operating cash flows were impacted by improved operating performance. Cash used for working capital in 2011 and 2010, primarily accounts receivable and inventory, reflects higher sales levels. A continued focus on inventory management resulted in a lower use of cash on inventory than in 2010. Higher contributions to the Company's pension plans, including $6.7 million of discretionary contributions, increased cash outflows during the 2011 period. The cash generated from operations in the 2011 and 2010 periods was primarily used for capital expenditures, the repurchase of Company stock, dividend payments and debt reduction.

Investing activities in the 2011 period included capital expenditures of $37.1 million compared to $28.8 million in the 2010 period. The increase from the 2010 period relates primarily to the purchase of equipment at the Precision Components segment. The Company expects capital spending in 2012 to be approximately $45 - $50 million. Net cash proceeds of $22.5 million, less $11.7 million which is classified as restricted cash, from the sale of the BDE business are included in investing activities for the 2011 period. See Note 2 of the Consolidated Financial Statements. Investing activities for the 2011 period also include an acquisition of the hydro-pneumatic suspensions business from Curtiss-Wright Antriebstechnik Gmbh for 3.1 million Swiss francs ($3.5 million).

Cash used for financing activities in 2011 included a net decrease in borrowings of $12.1 million compared to a net increase of $0.7 million in 2010. The 2011 period reflects the redemption of the remaining $92.5 million principal amount of the 3.75% Convertible Notes including a $9.8 million premium paid upon conversion for those notes surrendered for conversion. The redemption, including the premium, was funded by borrowings under the revolving credit facility. The 2010 activity reflects the repayment of outstanding borrowings under the Wells Fargo credit agreement and the 7.80% Notes primarily with borrowings under the revolving credit agreement. Total cash used to pay dividends was $18.6 million in 2011 compared to $17.5 million in 2010. Proceeds from the issuance of common stock increased $22.8 million in the 2011 period from the 2010 period primarily as a result of higher stock option exercises in the 2011 period. Cash outflows associated with the the Company's stock repurchase program increased by $6.0 million over the 2010 period. In addition, cash used by financing activities in the 2011 period was partially offset by an $8.1 million excess tax benefit recorded for current year tax deductions related to employee stock plan activity in the current year and prior years. Cash used for financing activities in the 2011 period also includes $2.0 million of deferred financing fees paid in connection with the Amended Credit Agreement.

During each of the 2011 and 2010 periods, the Company repurchased 1.5 million shares of the Company's stock at a cost of $34.1 million and $28.1 million, respectively, under the terms of its publicly announced repurchase programs. The repurchase program announced on May 8, 2008 (the "2008 Program") authorized the repurchase of up to 5.0 million shares of the Company's common stock. The Company has repurchased the maximum number of shares authorized under the 2008 Program. On October 20, 2011, the Company publicly announced a repurchase program authorizing the repurchase of up to 5.0 million additional shares of the Company's common stock (the "2011 Program"). At December 31, 2011, the Company

repurchased 0.5 million shares of the Company's common stock under the 2011 Program.

Debt Covenants

Borrowing capacity is limited by various debt covenants in the Company's debt agreements. As of December 31, 2011, the most restrictive borrowing capacity covenant in any agreement requires the Company to maintain a maximum ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times for the four fiscal quarters then ending. The Company's debt agreements also contain other financial covenants that require the maintenance of a certain other debt ratio, Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times and a certain interest coverage ratio, Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of at least 4.25 times, at December 31, 2011. Following is a reconciliation of Consolidated EBITDA to the Company's net income (in millions):

2011
Net income	$64.7
Add back:
Interest expense	10.3
Income taxes	25.3
Depreciation and amortization	58.9
Loss from discontinued operations, net of tax	26.9
Other adjustments	(2.6)
Consolidated EBITDA, as defined	$183.5

Consolidated Senior Debt, as defined, as of December 31, 2011	$295.8
Ratio of Consolidated Senior Debt to Consolidated EBITDA	1.61
Maximum	3.25
Consolidated Total Debt, as defined, as of December 31, 2011	$351.4
Ratio of Consolidated Total Debt to Consolidated EBITDA	1.91
Maximum	4.00
Consolidated Cash Interest Expense, as defined, as of December 31, 2011	$8.1
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	22.62
Minimum	4.25

Other adjustments primarily represent net gains on the sale of assets, depreciation and amortization associated with the discontinued operations and due diligence and transaction expenses as permitted under the Amended Credit Agreement. Consolidated Total Debt excludes the debt discount related to the convertible notes. The Company's financial covenants are measured as of the end of each fiscal quarter. At December 31, 2011, additional borrowings of $382.7 million of Total Debt and $300.6 million of Senior Debt would have been allowed under the covenants. The Company's unused credit facilities at December 31, 2011 were $218.1 million.

Contractual Obligations and Commitments

At December 31, 2011, the Company had the following contractual obligations and commitments:

($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$351.4	$12.9	$56.6	$281.9	$—
Estimated interest payments under long-term obligations (2)	24.0	6.3	10.5	7.2	—
Operating lease obligations	30.2	9.7	13.0	3.2	4.3
Purchase obligations (3)	128.0	120.1	7.6	0.3	—
Expected pension contributions (4)	25.7	25.7	—	—	—
Expected benefit payments – other postretirement benefit plans (5)	47.3	5.3	10.5	10.0	21.5
Total	$606.6	$180.0	$98.2	$302.6	$25.8
________________________

(1)	Long-term debt obligations represent the required principal payments under such agreements and exclude the debt discount related to convertible notes.

(2)	Interest payments under long-term debt obligations have been estimated based on the borrowings outstanding and market interest rates as of December 31, 2011.

(3)
The amounts do not include purchase obligations reflected as current liabilities on the consolidated balance sheet. The purchase obligation amount includes all outstanding purchase orders as of the balance sheet date as well as the minimum contractual obligation or termination penalty under other contracts.

(4)	The amount included in “Less Than 1 Year” reflects anticipated contributions to the Company’s various pension plans. Anticipated contributions beyond one year are not determinable.

(5)
The amounts reflect anticipated future benefit payments under the Company’s various other postretirement benefit plans based on current actuarial assumptions. Expected benefit payments do not extend beyond 2021. See Note 11 of the Consolidated Financial Statements.

The above table does not reflect unrecognized tax benefits as the timing of the potential payments of these amounts cannot be determined. See Note 13 of the Consolidated Financial Statements.

OTHER MATTERS

Inflation

Inflation generally affects the Company through its costs of labor, equipment and raw materials. Increases in the costs of these items have historically been offset by price increases, commodity price escalator provisions, operating improvements, and other cost-saving initiatives. The Company has periodically experienced inflation in raw material prices.

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

Inventory Valuation: Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable value. Loss provisions, if any, on aerospace contracts are established when estimable. Loss provisions are based on the projected excess of manufacturing costs over the net revenues of the products or group of related products under contract. The Company carries a certain amount of inventory which is industry specific including spare parts for the aerospace market. The process for evaluating the value of excess and obsolete inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may necessitate future adjustments to these provisions.

Business Acquisitions and Goodwill: Assets and liabilities acquired in a business combination are recorded at their estimated fair values at the acquisition date. At December 31, 2011, the Company had $366.1 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing annually or earlier if an event or change in circumstances indicates that the fair value of a reporting unit may have been reduced below its carrying value. Management completes its annual impairment assessment during the second quarter of each year.

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

In the second quarter of 2011, management performed its annual impairment testing based on the information available as of the date of the assessment. Based on this assessment, there was no goodwill impairment in 2011 and the fair values of each of the Company’s reporting units were substantially in excess of their carrying values.

In the fourth quarter of 2011, the Company's Board of Directors approved the sale of the BDE business. Upon approval, the BDE business was classified as held for sale. Accordingly, the Company allocated goodwill to the BDE business based on the relative fair values of those businesses within the Barnes Distribution reporting unit being sold and retained, and evaluated goodwill for impairment. Approximately $17.2 million of goodwill was allocated to the BDE business and based on this evaluation the Company recorded a non-cash goodwill impairment charge of $16.8 million. See Note 2 of the Consolidated Financial Statements.

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

The recoverability of each intangible asset is subject to significant estimates about future revenues related to the program’s aftermarket parts. The Company evaluates these intangible assets for impairment and updates amortization rates on an agreement by agreement basis. The intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Annually, the Company evaluates the remaining useful life of these assets to determine whether events and circumstances warrant a revision to the remaining periods of amortization. Management updates revenue projections, which includes comparing actual experience against projected revenue and industry projections. The potential exists that actual revenues will not meet expectations due to a change in market conditions. A shortfall in future revenues may indicate a triggering event requiring an impairment test of the intangible asset or require the Company to accelerate amortization expense prospectively dependent on the level of the shortfall. The Company has not identified any impairment of these intangible assets. See Note 5 of the Consolidated Financial Statements.

Reorganization of Businesses: The Company records the cost of reorganization initiatives at the time the liability is incurred. The liability includes those costs that can be reasonably estimated and are probable of payment within a reasonable period of time. These estimates are subject to adjustments based upon actual costs incurred.

Pension and Other Postretirement Benefits: Accounting policies and significant assumptions related to pension and other postretirement benefits are disclosed in Note 11 of the Consolidated Financial Statements.

The following table provides a breakout of the current targeted mix of investments, by asset classification, along with the historical rates of return for each asset class and the long-term projected rates of return for the U.S. plans.

	Target Asset Mix %	Annual Return %
		Historical (1)	Long- Term Projection
Asset class
Large cap growth	17	9.9	9.9
Large cap value	17	11.5	11.0
Mid cap equity	12	12.5	12.0
Small cap growth	7	7.3	7.3
Small cap value	7	11.9	11.4
Non-U.S. equity	10	8.9	8.4
Real estate-related	5	12.0	9.0
Fixed income	20	9.0	6.5
Cash	5	5.1	3.1
Weighted average		10.0	9.0
________________________

(1)	Historical returns based on the life of the respective index, approximately 30 years.

The historical rates of return were calculated based upon compounded average rates of return of published indices. The 25% aggregate target for fixed income and cash investments (in aggregate) is lower than the fixed income and cash component of a typical pension trust. The fixed income investments include a higher-than-average component of yield-aggressive investments, including high-yield corporate bonds. Based on the overall historical and projected rates of return of the targeted asset mix, management is using the long-term rate of return on its U.S. pension assets of 9.0%. The long-term rates of return for non-U.S. plans were selected based on actual historical rates of return of published indices that were used to measure the plans’ target asset allocations. Historical rates were then discounted to consider fluctuations in the historical rates as well as potential changes in the investment environment.

The discount rate used for the Company’s U.S. pension plans reflects the rate at which the pension benefits could be effectively settled. At December 31, 2011, the Company selected a discount rate of 5.05% based on a bond matching model for its U.S. pension plans. The discount rates for non-U.S. plans were selected based on bond matching models or on indices of high-quality bonds using criteria applicable to the respective countries.

A one-quarter percentage point change in the assumed long-term rate of return on the Company’s U.S. pension plans as of December 31, 2011 would impact the Company’s 2012 pre-tax income by approximately $0.8 million annually. A one-quarter percentage point decrease in the discount rate on the Company's U.S. pension plans as of December 31, 2011 would decrease the Company’s 2012 pre-tax income by approximately $1.2 million annually. The Company reviews these and other assumptions at least annually.

During 2011, the fair value of the Company’s pension plan assets decreased by $17.5 million and the projected benefit obligation increased $26.5 million due primarily to changes in actuarial assumptions. Approximately $5.1 million of the pension plan asset decrease, as well as a (net) reduction to the projected benefit obligation of $9.9 million, relates to the transfer of pension plan assets and liabilities that occurred in conjunction with the sale of the BDE business. The Company’s pension expense for 2011 was $1.6 million. This expense includes a $1.9 million curtailment gain and a $0.3 million settlement loss related to the sale of the BDE business, in addition to $0.6 million of pension expense related to the BDE business. The 2011 pension expense, excluding the BDE business, would have approximated $2.6 million. Pension expense for 2012 is expected to increase to approximately $7.5 million primarily as a result of an increase in the amortization of actuarial losses from previous asset performance and changes in certain actuarial assumptions, primarily a lower discount rate. The 2012 expense estimate does not include potential future settlement costs.

Income Taxes: As of December 31, 2011, the Company had recognized $76.5 million of deferred tax assets, net of valuation reserves, principally in the United States. The realization of these benefits is dependent in part on the amount and timing of future taxable income in the jurisdictions where deferred tax assets reside. For those jurisdictions where the expiration date of tax loss carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided. Management believes that sufficient taxable income should be earned in the future to realize deferred income tax assets, net of valuation allowances recorded.

The United States deferred tax assets include significant tax operating loss carryforwards. If it became more likely than not that the deferred tax assets would expire unused, the Company would record a valuation allowance to reflect this fact. The Company is not in a cumulative loss position in the U.S. over the last three years (defined as pre-tax book income plus permanent tax items) and does not currently project to be in a cumulative loss position through 2012. The valuation of deferred tax assets requires significant judgment. Management’s assessment that these deferred tax assets will be realized represents its estimate of future results; however, there can be no assurance that such expectations will be met. Changes in management’s assessment of achieving sufficient future taxable income could materially increase the Company’s tax expense and could have a material adverse effect on the Company’s financial condition and results of operations. Management will continue to assess the need for a valuation allowance in the future.

Additionally, the Company is exposed to certain tax contingencies in the ordinary course of business and, accordingly, records those tax liabilities in accordance with the guidance for accounting for uncertainty in income taxes. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized. For those income tax positions where it is more likely than not that a tax benefit will not be sustained, no tax benefit has been recognized in the financial statements. See Note 13 of the Consolidated Financial Statements.

Stock-Based Compensation: The Company accounts for its stock-based employee compensation plans at fair value on the grant date and recognizes the related cost in its consolidated statement of income in accordance with accounting standards related to share-based payments. The fair values of stock options are estimated using the Black-Scholes option-pricing model based on certain assumptions. The fair values of service and performance based share awards are estimated based on the fair market value of the Company’s stock price on the grant date. The fair value of market based performance share awards are estimated using the Monte Carlo valuation method. See Note 12 of the Consolidated Financial Statements.

Recent Accounting Changes
In May 2011, the Financial Accounting Standards Board (FASB) amended its guidance related to fair value measurement and disclosure. The amended guidance generally clarifies existing measurement and disclosure requirements and results in greater consistency between U.S. GAAP and International Financial Reporting Standards (IFRS). The provisions of the amended guidance will be effective for the Company beginning in the first quarter of 2012. The Company does not expect the adoption of the provisions of the amended guidance to have a material impact on its disclosures.
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
In September 2011, the FASB amended its guidance related to the periodic testing of goodwill for impairment. This guidance will allow companies to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test may not be necessary. The provisions of the amended guidance will be effective for the Company beginning in the first quarter of 2012. The Company does not expect its adoption will have a material effect on its consolidated financial statements.
In December 2011, the FASB amended its guidance related to the disclosure of offsetting assets and liabilities. The amended guidance will require disclosures for entities with financial instruments and derivatives that are either offset on the balance sheet or subject to a master netting arrangement. The provisions of the amended guidance will be effective for the Company beginning in the first quarter of 2013. The Company is currently evaluating this guidance, however does not expect its adoption will have a material impact on the Company's results of operations, financial position or cash flows.

EBITDA

Earnings before interest expense, income taxes, and depreciation and amortization (“EBITDA”) for 2011 was $160.4 million compared to $136.9 million in 2010. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes, and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company’s operating performance. The Company’s definition of EBITDA may not be comparable with EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors. Accordingly, the calculation has limitations depending on its use.

Following is a reconciliation of EBITDA to the Company’s net income (in millions):

	2011	2010
Net income	$64.7	$53.3
Add back:
Interest expense	10.3	20.0
Income taxes	26.5	10.8
Depreciation and amortization	58.9	52.8
EBITDA	$160.4	$136.9

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

The Company’s long-term debt portfolio consists of fixed-rate and variable-rate instruments and is managed to reduce the overall cost of borrowing while also minimizing the effect of changes in interest rates on near-term earnings. The Company’s primary interest rate risk is derived from its outstanding variable-rate debt obligations. Financial instruments have been used by the Company to hedge its exposures to fluctuations in interest rates. The Company previously had two, three-year interest rate swap agreements which together converted the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 2.947% plus the borrowing spread and were accounted for as cash flow hedges. These agreements matured in the first quarter of 2011. At December 31, 2011, the result of a hypothetical 100 basis point increase in the average cost of the Company’s variable-rate debt would have reduced annual pretax profit by $2.9 million.

At December 31, 2011, the fair value of the Company’s fixed-rate debt was $60.7 million, compared with its carrying amount of $57.1 million. The Company estimates that a 100 basis point decrease in market interest rates at December 31, 2011 would have increased the fair value of the Company’s fixed-rate debt to $61.3 million.

The Company has manufacturing, sales and distribution facilities around the world and thus makes investments and conducts business transactions denominated in various currencies. The currencies of the locations where the Company’s business operations are conducted include the U.S. dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, Euro, Korean won, Mexican peso, Singapore dollar, Swedish krona, Swiss franc and Thai baht. The Company is exposed primarily to financial instruments denominated in currencies other than the functional currency at its international locations. A 10% adverse change in all currencies at December 31, 2011 would have resulted in a $4.3 million loss in the fair value of those financial instruments. At December 31, 2011, the Company held $62.5 million of cash and cash equivalents and €9.0 million ($11.7 million) of restricted cash held in escrow, substantially all of which is held by foreign subsidiaries. This includes cash proceeds from the sale of the BDE business that was received on December 30, 2011, the majority of which was not in the local functional currency or hedged at December 31, 2011. In January 2012, to reduce the foreign currency exposure, the Company either converted cash to the functional currency or entered into forward currency contracts. The majority of the unhedged cash balances are held in foreign subsidiaries that have the U.S. dollar as the functional currency.

Foreign currency commitments and transaction exposures are managed at the operating units as an integral part of their businesses in accordance with a corporate policy that addresses acceptable levels of foreign currency exposures. At December 31, 2011, the Company did not hedge its foreign currency net investment exposures.

Additionally, to reduce foreign currency exposure, management generally maintains the majority of foreign cash and short-term investments in functional currency and uses forward currency contracts for non-functional currency denominated monetary assets and liabilities and anticipated transactions in an effort to reduce the effect of the volatility of changes in foreign exchange rates on the income statement. In historically weaker currency countries, such as Brazil and Mexico, management assesses the strength of these currencies relative to the U.S. dollar and may elect during periods of local currency weakness to invest excess cash in U.S. dollar-denominated instruments.

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

Item 8. Financial Statements and Supplementary Data

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Net sales	$1,169,355	$1,028,617	$923,353
Cost of sales	772,398	678,186	621,609
Selling and administrative expenses	269,402	264,033	238,269
	1,041,800	942,219	859,878
Operating income	127,555	86,398	63,475
Interest expense	10,271	19,984	22,468
Other expense (income), net	395	2,609	(1,953)
Income from continuing operations before income taxes	116,889	63,805	42,960
Income taxes	25,316	9,827	130
Income from continuing operations	91,573	53,978	42,830
Loss from discontinued operations, net of income taxes of $1,164, $931 and $815 respectively (Note 2)	(26,858)	(700)	(3,829)
Net income	$64,715	$53,278	$39,001
Per common share:
Basic:
Income from continuing operations	$1.66	$0.97	$0.79
Loss from discontinued operations, net of income taxes	(0.49)	(0.01)	(0.07)
Net income	$1.17	$0.96	$0.72
Diluted:
Income from continuing operations	$1.64	$0.96	$0.79
Loss from discontinued operations, net of income taxes	(0.48)	(0.01)	(0.07)
Net income	$1.16	$0.95	$0.72
Dividends	$0.34	$0.32	$0.48
Weighted average common shares outstanding:
Basic	55,214,586	55,259,732	53,879,976
Diluted	55,931,882	55,925,187	54,206,426

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$62,505	$13,450
Accounts receivable, less allowances (2011 – $2,898; 2010 – $5,026)	200,460	197,715
Inventories	216,520	216,382
Deferred income taxes	28,829	10,449
Prepaid expenses and other current assets	21,680	12,212
Total current assets	529,994	450,208
Deferred income taxes	47,661	42,722
Property, plant and equipment, net	210,784	218,434
Goodwill	366,104	384,241
Other intangible assets, net	272,092	290,798
Other assets	13,730	16,854
Total assets	$1,440,365	$1,403,257
Liabilities and Stockholders’ Equity
Current liabilities
Notes and overdrafts payable	$12,364	$4,930
Accounts payable	92,524	98,191
Accrued liabilities	92,250	86,602
Long-term debt – current	540	93,141
Total current liabilities	197,678	282,864
Long-term debt	333,148	259,647
Accrued retirement benefits	152,696	112,886
Other liabilities	34,443	35,741
Commitments and contingencies (Note 20)
Stockholders’ equity
Common stock – par value $0.01 per share
Authorized: 150,000,000 shares
Issued: at par value (2011 – 58,593,802 shares; 2010 – 56,518,417 shares)	586	565
Additional paid-in capital	316,251	278,287
Treasury stock, at cost (2011 – 4,254,350 shares; 2010 – 2,691,215 shares)	(79,569)	(44,379)
Retained earnings	560,186	514,240
Accumulated other non-owner changes to equity	(75,054)	(36,594)
Total stockholders’ equity	722,400	712,119
Total liabilities and stockholders’ equity	$1,440,365	$1,403,257

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2011	2010	2009
Operating activities:
Net income	$64,715	$53,278	$39,001
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	58,904	52,770	51,487
Amortization of convertible debt discount	2,158	5,727	5,920
(Gain) loss on disposition of property, plant and equipment	(379)	266	1,177
Gain on repurchase of debt	—	—	(3,773)
Stock compensation expense	8,319	7,655	4,208
Withholding taxes paid on stock issuances	(1,124)	(440)	(622)
Loss on the sale of businesses	26,128	—	—
Changes in assets and liabilities, net of the effects of acquisitions/divestitures:
Accounts receivable	(24,707)	(35,891)	17,531
Inventories	(12,384)	(24,006)	53,523
Prepaid expenses and other current assets	59	(3,139)	7,056
Accounts payable	615	12,466	4,149
Accrued liabilities	11,226	11,456	(10,151)
Deferred income taxes	5,386	(1,566)	(7,498)
Long-term retirement benefits	(18,367)	(12,135)	(19,959)
Other	475	(681)	1,434
Net cash provided by operating activities	121,024	65,760	143,483
Investing activities:
Proceeds from disposition of property, plant and equipment	3,620	1,498	6,808
Proceeds from the sale of businesses, net of cash sold	22,492	—	—
Investment in restricted cash	(11,664)	—	—
Capital expenditures	(37,082)	(28,759)	(30,502)
Business acquisitions, net of cash acquired	(3,495)	—	—
Other	(4,483)	(3,038)	(2,386)
Net cash used by investing activities	(30,612)	(30,299)	(26,080)
Financing activities:
Net change in other borrowings	7,168	347	(4,504)
Payments on long-term debt	(411,661)	(359,542)	(226,906)
Proceeds from the issuance of long-term debt	392,390	359,917	129,600
Premium paid on convertible debt redemption	(9,803)	—	—
Proceeds from the issuance of common stock	28,579	5,746	6,687
Common stock repurchases	(34,066)	(28,100)	(314)
Dividends paid	(18,629)	(17,461)	(25,600)
Excess tax benefit on stock awards	8,056	—	—
Other	(2,229)	(207)	(832)
Net cash used by financing activities	(40,195)	(39,300)	(121,869)
Effect of exchange rate changes on cash flows	(1,162)	(138)	935
Increase (decrease) in cash and cash equivalents	49,055	(3,977)	(3,531)
Cash and cash equivalents at beginning of year	13,450	17,427	20,958
Cash and cash equivalents at end of year	$62,505	$13,450	$17,427
 Supplemental Disclosure of Cash Flow Information:

Non-cash financing activities in 2009 include a stock contribution to the Company’s pension plans of 737,463 treasury shares ($9,815) and the repurchase of certain convertible notes using 1,154,265 treasury shares ($17,019).
 See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
January 1, 2009	55,230	552	269,215	3,006	(46,705)	465,428	(89,916)	598,574
Comprehensive income:
Net income						39,001		39,001
Foreign currency translation adjustments, net of tax of $1,938							28,399	28,399
Unrealized gains on hedging activities, net of tax of $326							273	273
Pension and postretirement benefits adjustments, net of tax of $7,488							11,748	11,748
Comprehensive income						39,001	40,420	79,421
Dividends paid						(25,600)		(25,600)
Stock contribution to pension plans			(6,555)	(738)	16,370			9,815
Convertible note repurchases			(2,644)	(1,154)	15,432			12,788
Common stock repurchases				21	(314)			(314)
Employee stock plans	744	8	10,768	47	(622)	(125)		10,029
December 31, 2009	55,974	560	270,784	1,182	(15,839)	478,704	(49,496)	684,713
Comprehensive income:
Net income						53,278		53,278
Foreign currency translation adjustments, net of tax of $861							16,973	16,973
Unrealized gains on hedging activities, net of tax of $857							1,446	1,446
Pension and postretirement benefits adjustments, net of tax of $(2,340)							(5,517)	(5,517)
Comprehensive income						53,278	12,902	66,180
Dividends paid						(17,461)		(17,461)
Common stock repurchases				1,484	(28,100)			(28,100)
Employee stock plans	544	5	7,503	25	(440)	(281)		6,787
December 31, 2010	56,518	565	278,287	2,691	(44,379)	514,240	(36,594)	712,119
Comprehensive income:
Net income						64,715		64,715
Foreign currency translation adjustments, net of tax of ($296)							2,514	2,514
Unrealized gains on hedging activities, net of tax of $232							381	381
Pension and postretirement benefits adjustments, net of tax of ($25,605)							(41,355)	(41,355)
Comprehensive income						64,715	(38,460)	26,255
Dividends paid						(18,629)		(18,629)
Common stock repurchases				1,509	(34,066)			(34,066)
Convertible debt redemption, net of tax			(5,238)					(5,238)
Employee stock plans	2,076	21	43,202	54	(1,124)	(140)		41,959
December 31, 2011	58,594	$586	$316,251	4,254	$(79,569)	$560,186	$(75,054)	$722,400

See accompanying notes.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts included in the notes are stated in thousands except per share data and the tables in Note 19)

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

During 2011, the Company identified certain immaterial prior period errors which were corrected for in the current year aggregating $3,722, net of tax, of which $2,107 negatively impacted pre-tax income from continuing operations and $1,615 negatively impacted income taxes from continuing operations.  The most significant items included a $1,941 pretax adjustment related to previously unrecorded rebates at one of the business units within Precision Components and a $1,793 adjustment related to tax expense adjustments related to prior years. Management evaluated these items in relation to the current periods in which they were corrected, as well as the periods in which they originated, and concluded that such items are immaterial, both quantitatively and qualitatively, to the quarterly and annual financial statements.

Consolidation: The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. Intercompany transactions and account balances have been eliminated.

During the fourth quarter of 2011, the Company completed the sale of its Barnes Distribution Europe businesses (the "BDE" business). The BDE business is comprised of the Company's European KENT, Toolcom and BD France distribution businesses that were reported within the Company's Logistics and Manufacturing Services segment. The results of these operations are segregated and presented as discontinued operations in the consolidated financial statements. See Note 2 of the Consolidated Financial Statements.

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

Goodwill: Goodwill represents the excess purchase cost over the fair value of net assets of companies acquired in business combinations. Goodwill is considered an indefinite-lived asset. Goodwill is subject to impairment testing in accordance with accounting standards governing such on an annual basis or more frequently if an event or change in

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Based on this assessment performed in the second quarter of each year, there was no goodwill impairment. See Note 5 of the Consolidated Financial Statements as the Company recorded a goodwill impairment charge related to the sale of the BDE business.

Revenue Sharing Programs (RSPs): The Company, through its aerospace aftermarket business, participates in aftermarket RSPs under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program. As consideration, the Company has paid participation fees, which are recorded as long-lived intangible assets, and are recognized as a reduction of sales over the estimated useful life of the related engine programs which range up to 30 years. The Company records amortization of the related long-lived intangible asset as sales dollars are being earned based on a proportional sales dollar method. Specifically, this method amortizes each intangible asset as a reduction to revenue based on the proportion of sales under a program in a given period to the estimated aggregate sales dollars over the life of that program. This method reflects the pattern in which economic benefits are realized.

The recoverability of each intangible asset is subject to significant estimates about future revenues related to the program’s aftermarket parts. The Company evaluates these intangible assets for impairment and updates amortization rates on an agreement by agreement basis. The intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Annually, the Company evaluates the remaining useful life of these assets to determine whether events and circumstances warrant a revision to the remaining periods of amortization. Management updates revenue projections, which includes comparing actual experience against projected revenue and industry projections. The potential exists that actual revenues will not meet expectations due to a change in market conditions. A shortfall in future revenues may indicate a triggering event requiring an impairment test of the intangible asset or require the Company to accelerate amortization expense prospectively dependent on the level of the shortfall. The Company has not identified any impairment of these intangible assets.

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

Foreign currency: Assets and liabilities of international operations are translated at year-end rates of exchange; revenues and expenses are translated at average rates of exchange. The resulting translation gains or losses are reflected in accumulated other non-owner changes to equity within stockholders’ equity. Net foreign currency transaction losses of $224, $1,670 and $1,379 were included in other expense (income), net in the consolidated statements of income in 2011, 2010 and 2009, respectively.

2. Discontinued Operations

On December 30, 2011, the Company sold substantially all of the assets of its Barnes Distribution Europe businesses (the "BDE" business) to Berner SE (the "Purchaser") in a cash transaction pursuant to the terms of a Share and Asset Purchase Agreement ("SPA") among the Company, the Purchaser, and their respective relevant subsidiaries dated November 17, 2011. The Company received gross proceeds of $33,358, which represents the initial stated purchase price, and yielded net cash proceeds of $22,492 after consideration of cash sold, transaction costs paid and closing adjustments. The final amount of proceeds from the sale of the BDE business is subject to post-closing adjustments that may be reflected in discontinued operations in 2012. As required by the terms of the SPA the Company was required to place €9,000 ($11,664) of the proceeds in escrow to be used for any settlement of general representation and warranty claims. The funds will be released from escrow on August 31, 2012 unless there are any then pending claims. Cash related to a pending claim will remain in escrow until a final determination of the claim has been made. The Company has recorded the $11,664 of restricted cash in prepaid and other current assets at December 31, 2011.

In the fourth quarter of 2011, upon approval of the sale of the BDE business by the Company's Board of Directors, the Company classified the business as “held for sale”. As a result, the Company allocated $17,200 of goodwill to the BDE business based on the relative fair values of those businesses within the Barnes Distribution reporting unit that were sold and retained, and evaluated goodwill for impairment based on this allocation. The Company recorded a goodwill impairment charge

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of $16,800 and transaction and employee transaction related costs of $8,248 that are included in the loss on the sale of the BDE business.

The following amounts related to the BDE business were derived from historical financial information. The amounts have been segregated from continuing operations and reported as discontinued operations within the consolidated financial statements:

	2011	2010	2009
Net sales	$111,105	$104,582	$110,806
Income/(loss) before income taxes	1,015	231	(3,014)
Income taxes	(1,745)	(931)	(815)
Loss from operations of discontinued businesses, net of income taxes	(730)	(700)	(3,829)

Loss on transaction	(26,709)	—	—
Income tax benefit on loss on sale	581	—	—
Loss on the sale of businesses	(26,128)	—	—

Loss from discontinued operations, net of income taxes	$(26,858)	$(700)	$(3,829)

3. Inventories

Inventories at December 31 consisted of:

	2011	2010
Finished goods	$121,984	$127,254
Work-in-process	60,557	57,784
Raw materials and supplies	33,979	31,344
	$216,520	$216,382

4. Property, Plant and Equipment

Property, plant and equipment at December 31 consisted of:

	2011	2010
Land	$14,995	$15,711
Buildings	119,286	127,236
Machinery and equipment	469,102	468,108
	603,383	611,055
Less accumulated depreciation	(392,599)	(392,621)
	$210,784	$218,434

Depreciation expense was $36,772, $36,026 and $35,238 during 2011, 2010 and 2009, respectively.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Goodwill and Other Intangible Assets

Goodwill: The following table sets forth the change in the carrying amount of goodwill for each reportable segment and the Company:

		Logistics and Manufacturing Services	Precision Components	Total Company
January 1, 2010		$166,400	$207,164	$373,564
Goodwill adjustments		—	(50)	(50)
Foreign currency translation		(2,412)	13,139	10,727
December 31, 2010		163,988	220,253	384,241
Goodwill acquired	—	—	167	167
Divestiture		(17,200)	—	(17,200)
Foreign currency translation		(896)	(208)	(1,104)
December 31, 2011		$145,892	$220,212	$366,104

Of the $366,104 of goodwill at December 31, 2011, $144,067 represents the original tax deductible basis.

The Company allocated $17,200 of goodwill to the BDE business based on the estimated relative fair values of the businesses within the Barnes Distribution reporting unit being sold and retained. The fair values were determined by the sale price of the BDE business and the fair value of the remaining businesses, which were valued utilizing a discounted cash flow valuation technique. The BDE business was sold on December 30, 2011. See Note 2 of the Consolidated Financial Statements.

Other Intangible Assets: Other intangible assets at December 31 consisted of:

		2011		2010
	Range of Life-Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue Sharing Programs	Up to 30	$293,700	$(46,367)	$293,700	$(36,318)
Customer lists/relationships	10	23,506	(17,292)	28,578	(17,974)
Patents, trademarks/trade names	5-30	18,622	(11,829)	22,746	(12,120)
Other	Up to 15	11,492	(4,454)	10,405	(3,099)
		347,320	(79,942)	355,429	(69,511)
Foreign currency translation		4,714	—	4,880	—
Other intangible assets		$352,034	$(79,942)	$360,309	$(69,511)

Amortization of intangible assets for the years ended December 31, 2011, 2010 and 2009 was $16,907, $13,424 and $13,862, respectively. Over the next five years, the estimated annual aggregate amortization is expected to decrease from approximately $16,000 in 2012 to $15,500 in 2016.

The Company has entered into a number of aftermarket RSP agreements each of which is with a major aerospace customer, General Electric. See Note 1 of the Consolidated Financial Statements for a further discussion of these Revenue Sharing Programs. As of December 31, 2011, the Company has made all required participation fee payments under the aftermarket RSP agreements.

In September 2011, the Company acquired a hydro-pneumatic suspensions business from Curtiss-Wright Antriebstechnik Gmbh for a cash payment of 3,140 Swiss francs ($3,495). The business was integrated into the Precision Components operating segment. Goodwill of $167 and other intangible assets of $2,370 were recorded as a result of this acquisition. The impact of this acquisition was not material to the Company's consolidated Balance Sheets or Statements of Income and therefore the unaudited pro forma operating results of the Company have not been presented.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Accrued Liabilities

Accrued liabilities at December 31 consisted of:

	2011	2010
Payroll and other compensation	$41,070	$38,530
Pension and other postretirement benefits	8,405	8,401
Other	42,775	39,671
	$92,250	$86,602

7. Business Reorganizations

In 2009, the Company authorized the restructuring of certain operations of the Precision Components segment by moving the operations of two facilities and recorded restructuring and related costs of $1,336 and $4,904 in 2010 and 2009, respectively. The Company may incur additional costs primarily related to the 2009 and pre-2008 actions related to pension costs, in large part due to the accelerated recognition of actuarial losses which are currently recorded in accumulated other non-owner changes to equity. In addition, during 2009, the Company implemented other workforce reduction actions at Precision Components and recorded severance expense of $3,358. Costs related to the 2009 actions are primarily recorded in selling and administrative expenses in the accompanying consolidated statements of income.

The following table sets forth the change in the liability for the 2009 employee termination actions at Precision Components:

January 1, 2010	$3,337
Severance expense, net	(337)
Payments	(2,812)
Foreign currency translation	(16)
December 31, 2010	$172
Payments	(83)
Foreign currency translation	(4)
December 31, 2011	$85

The remaining balance is expected to be paid in 2012.

In 2008, the Company implemented certain right-sizing actions, including workforce reductions and plant consolidations, at both business segments, and recorded restructuring and related costs. These costs are primarily recorded in selling and administrative expenses in the accompanying consolidated statements of income.

The following table sets forth the change in the liability for 2008 employee termination actions:

	Logistics and Manufacturing Services	Precision Components
January 1, 2010	1,467	167
Severance expense, net	(403)	(35)
Payments	(863)	(133)
Foreign currency translation	(136)	1
December 31, 2010	$65	$—

No costs were incurred or paid in 2011. The remaining balance is expected to be paid in 2012.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Debt and Commitments

Long-term debt and notes and overdrafts payable at December 31 consisted of:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.75% Convertible Notes	—	—	92,500	97,713
Unamortized debt discount – 3.75% Convertible Notes	—	—	(114)	—
3.375% Convertible Notes	55,636	59,038	55,636	57,244
Unamortized debt discount – 3.375% Convertible Notes	(5,333)	—	(7,377)	—
Revolving credit agreement	281,900	270,288	207,900	199,968
Borrowings under lines of credit	12,000	12,000	—	—
Foreign bank borrowings and overdrafts	1,849	2,006	6,955	7,116
Capital leases	—	—	2,218	1,911
	346,052	343,332	357,718	363,952
Less current maturities	(12,904)		(98,071)
Long-term debt	$333,148		$259,647

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

The if-converted values of the Company’s 3.375% Convertible Notes as of December 31, 2011 and 2010, and of the Company's 3.75% Convertible Notes as of December 31, 2010, did not exceed their respective principal amounts as the Company’s stock price during these periods was not in excess of the conversion prices.

During 2011 and 2010, none of the 3.375% Convertible Notes were eligible for conversion. Additionally, the 3.375% Convertible Notes are not eligible for conversion from January 1, 2012 through March 31, 2012.

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

The following table sets forth balance sheet information regarding the Company’s convertible notes at December 31:

	2011	2010
3.75% Convertible Notes:
Carrying value of equity component, net of tax	$—	$11,731
Principal value of liability component	$—	$92,500
Unamortized debt discount	—	(114)
Net carrying value of liability component	$—	$92,386
3.375% Convertible Notes:
Carrying value of equity component, net of tax	$10,772	$10,772
Principal value of liability component	$55,636	$55,636
Unamortized debt discount	(5,333)	(7,377)
Net carrying value of liability component	$50,303	$48,259

As of December 31, 2011, the remaining unamortized debt discount on the 3.375% Convertible Notes will be amortized over a remaining period of 27 months. The effective interest rate on the liability component is 8.00%.

The following table sets forth the components of interest expense for the Company’s convertible notes for the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009
Interest expense – 3.75% coupon	$1,225	$3,469	$3,610
Interest expense – 3.75% debt discount amortization	114	3,841	3,685
Interest expense – 3.375% coupon	1,878	1,878	2,629
Interest expense – 3.375% debt discount amortization	2,044	1,887	2,235
	$5,261	$11,075	$12,159

On September 27, 2011, the Company entered into an amended and restated revolving credit agreement (the “Amended Credit Agreement”) with Bank of America, N.A. as the administrative agent. The Amended Credit Agreement increases the borrowing availability of the debt facility from $400,000 to $500,000 and also extends the expiration date of the debt facility by four years from September 2012 to September 2016. At December 31, 2011, borrowings and availability under the Amended Credit Agreement were $281,900 and $218,100, respectively. Borrowings under the Amended Credit Agreement bear interest at LIBOR plus a spread ranging from 1.10% to 1.70%, depending on the Company's leverage ratio at the time of the borrowing. The interest rate on these borrowings was 1.49% on December 31, 2011. The interest rate on the borrowings under the prior revolving credit agreement was 1.01% on December 31, 2010.

As with the prior revolving credit agreement, the Company's borrowing capacity is limited by various debt covenants within the Amended Credit Agreement. The Amended Credit Agreement requires the Company to maintain a ratio of Consolidated Senior Debt, as defined in the Amended Credit Agreement, to Consolidated EBITDA, as defined in the Amended Credit Agreement, of not more than 3.25 times at the end of each fiscal quarter ending on or before September 30, 2013, after which the ratio will decrease to 3.00 times. In addition, the Amended Credit Agreement requires the Company to maintain a ratio of Consolidated Total Debt, as defined in the Amended Credit Agreement, to Consolidated EBITDA of not more than 4.00 times for each fiscal quarter ending on or before September 30, 2013, and thereafter of not more than 3.75 times at the end of any fiscal quarter, and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined in the Amended

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Agreement, of not less than 4.25 times for each fiscal quarter ending on or before September 30, 2013, and thereafter of not less than 4.50 times at the end of any fiscal quarter. At December 31, 2011, the Company was in compliance with all covenants under the Amended Credit Agreement. The Company paid fees and expenses of $2,012 in conjunction with the refinancing of the Amended Credit Agreement; such fees will be amortized into interest expense through its maturity.

In addition, the Company has available approximately $15,000 in uncommitted short-term bank credit lines of which $12,000 was borrowed at December 31, 2011 at an interest rate of 2.17%. The Company did not have any borrowings under short-term bank credit lines at December 31, 2010. The Company also borrowed $1,849 at December 31, 2011 under its foreign bank borrowings and overdraft facilities as compared to $6,955 at December 31, 2010.

Long-term debt and notes payable, excluding the unamortized debt discount related to the Convertible Notes, are payable as follows: $12,904 in 2012, $540 in 2013, $56,041 in 2014, $0 in 2015, $281,900 in 2016 and $0 thereafter. The 3.375% Convertible Notes are included in 2014 according to their first put date.

In addition, the Company had outstanding letters of credit totaling $7,146 at December 31, 2011.

The Company’s debt agreements contain financial covenants that require the maintenance of certain debt and interest coverage ratios. The Company is in compliance with its debt covenants as of December 31, 2011, and is closely monitoring its future compliance based on current and future economic conditions.

Interest paid was $11,038, $13,099 and $16,746 in 2011, 2010 and 2009, respectively. Interest capitalized was $106, $110 and $158 in 2011, 2010 and 2009, respectively, and is being depreciated over the lives of the related fixed assets.

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

The Company also uses financial instruments to hedge its exposures to fluctuations in foreign currency exchange rates. The Company has various contracts outstanding which primarily hedge recognized assets or liabilities and anticipated transactions in various currencies including the Euro, Singapore dollar, Swedish krona and Swiss franc. Certain foreign currency derivative instruments are treated as cash flow hedges of forecasted transactions. All foreign exchange contracts are due within two years.

Net investment hedges have been used by the Company to mitigate exposure to foreign currency volatility on its future return on capital; however, the Company did not have any net investment hedges outstanding for any periods presented.

The Company does not use derivatives for speculative or trading purposes or to manage commodity exposures.

The following table sets forth the fair value amounts of derivative instruments held by the Company as of December 31.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2011		2010
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$—	$—	$(667)
Foreign exchange contracts	276	—	327	—
	276	—	327	(667)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	28	(976)	1,290	—
Total derivatives	$304	$(976)	$1,617	$(667)

Asset derivatives are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Liability derivatives related to interest rate contracts and foreign exchange contracts are recorded in other liabilities and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

The following table sets forth the gain (loss) recorded in accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2011 and 2010 for derivatives held by the Company and designated as hedging instruments.

	2011	2010
Cash flow hedges:
Interest rate contracts	$422	$1,262
Foreign exchange contracts	(41)	184
	$381	$1,446

Amounts included within Accumulated other non-owner changes to equity that were reclassified to income during the year ended December 31, 2011 resulted in a fixed rate of interest of 2.947% plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings through the three month period ended March 31, 2011. The amounts reclassified for the foreign exchange contracts were not material. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the year ended December 31, 2011.

The following table sets forth the gain (loss) recorded in other expense (income), net in the consolidated statements of income for the year ended December 31, 2011 and 2010 for non-designated derivatives held by the Company. Such gains (losses) were substantially offset by (losses)/gains recorded on the underlying hedged asset or liability.

	2011	2010
Foreign exchange contracts	$(2,238)	$2,925

10. Fair Value Measurements

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

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis as of December 31, 2011 and 2010:

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
December 31, 2011
Asset derivatives	$304	$—	$304	$—
Liability derivatives	(976)	—	(976)	—
Rabbi trust assets	1,494	1,494	—	—
	$822	$1,494	$(672)	$—
December 31, 2010
Asset derivatives	$1,617	$—	$1,617	$—
Liability derivatives	(667)	—	(667)	—
Rabbi trust assets	1,350	1,350	—	—
	$2,300	$1,350	$950	$—

The fair values for the derivative contracts are valued using observable current market information as of the reporting date such as the prevailing LIBOR-based and U.S. treasury interest rates and forward currency spot and forward rates. The fair values of rabbi trust assets are based on quoted market prices from various financial exchanges. For disclosures of the fair values of the Company’s pension plan assets, see Note 11 of the Consolidated Financial Statements.

11. Pension and Other Postretirement Benefits

The accounting standards related to employers’ accounting for defined benefit pension and other postretirement plans requires the Company to recognize the overfunded or underfunded status of its defined benefit postretirement plans as assets or liabilities in the accompanying consolidated balance sheets and to recognize changes in the funded status of the plans in comprehensive income.

The Company has various defined contribution plans the largest of which is its Retirement Savings Plan. Most U.S. salaried and non-union hourly employees are eligible to participate in this plan. See Note 17 for further discussion of the Retirement Savings Plan. The Company also maintains various defined contribution plans which cover certain other employees. Company contributions under these plans are based primarily on the performance of the business units and employee compensation. Contribution expense under these other defined contribution plans was $5,106, $3,717 and $4,120 in 2011, 2010 and 2009, respectively.

Defined benefit pension plans in the U.S. cover a majority of the Company’s U.S. employees at the Associated Spring business of Precision Components, the Company’s Corporate Office and certain other U.S. employees at the distribution businesses of Logistics and Manufacturing Services. Plan benefits for salaried and non-union hourly employees are based on years of service and average salary. Plans covering union hourly employees provide benefits based on years of service. The Company funds U.S. pension costs in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Non-U.S. defined benefit pension plans cover certain employees of certain international locations, primarily in Europe and Canada.

The Company provides other medical, dental and life insurance postretirement benefits for certain of its retired employees in the U.S. and Canada. It is the Company’s practice to fund these benefits as incurred.

The accompanying balance sheets reflect the underfunded status of the Company’s defined benefit pension plans at December 31, 2011 and 2010, respectively. Reconciliations of the obligations and underfunded status of the plans follow:

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2011			2010
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Benefit obligation, January 1	$343,425	$71,548	$414,973	$323,347	$65,039	$388,386
Service cost	4,794	1,129	5,923	5,172	983	6,155
Interest cost	18,906	3,546	22,452	19,494	3,449	22,943
Amendments	117	—	117	1,656	672	2,328
Actuarial loss	33,078	1,231	34,309	16,194	3,979	20,173
Benefits paid	(22,338)	(4,453)	(26,791)	(22,438)	(4,451)	(26,889)
Transfers in	—	951	951	—	1,262	1,262
Plan Curtailments	—	(2,106)	(2,106)	—	—	—
Plan Settlements	—	(7,757)	(7,757)	—	—	—
Participant contributions	—	598	598	—	423	423
Foreign exchange rate changes	—	(1,243)	(1,243)	—	192	192
Benefit obligation, December 31	377,982	63,444	441,426	343,425	71,548	414,973
Fair value of plan assets, January 1	298,910	58,983	357,893	272,540	52,816	325,356
Actual return on plan assets	(5,808)	1,828	(3,980)	40,092	5,241	45,333
Company contributions	12,774	4,706	17,480	8,716	2,756	11,472
Participant contributions	—	598	598	—	423	423
Benefits paid	(22,338)	(4,453)	(26,791)	(22,438)	(4,451)	(26,889)
Plan Settlements	—	(5,131)	(5,131)	—	—	—
Transfers in	—	951	951	—	1,262	1,262
Foreign exchange rate changes	—	(650)	(650)	—	936	936
Fair value of plan assets, December 31	283,538	56,832	340,370	298,910	58,983	357,893
Underfunded status, December 31	$(94,444)	$(6,612)	$(101,056)	$(44,515)	$(12,565)	$(57,080)

Plan curtailments and plan settlements relate primarily to the sale of the BDE business. See Note 2 of the Consolidated Financial Statements.

Projected benefit obligations related to pension plans with benefit obligations in excess of plan assets follow:

	2011			2010
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Projected benefit obligation	$354,287	$62,831	$417,118	$321,775	$58,255	$380,030
Fair value of plan assets	256,518	55,933	312,451	269,896	45,628	315,524

Information related to pension plans with accumulated benefit obligations in excess of plan assets follows:

	2011			2010
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Projected benefit obligation	$354,287	$62,831	$417,118	$321,775	$58,255	$380,030
Accumulated benefit obligation	343,596	62,548	406,144	312,039	57,154	369,193
Fair value of plan assets	256,518	55,933	312,451	269,896	45,628	315,524

The accumulated benefit obligation for all defined benefit pension plans was $430,136 and $403,612 at December 31, 2011 and 2010, respectively.

Amounts related to pensions recognized in the accompanying balance sheets consist of:

	2011			2010
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Other assets	$3,325	$286	$3,611	$7,364	$62	$7,426
Accrued liabilities	2,705	386	3,091	2,725	450	3,175
Accrued retirement benefits	95,064	6,512	101,576	49,154	12,177	61,331
Accumulated other non-owner changes to equity, net	(104,960)	(20,092)	(125,052)	(66,543)	(19,711)	(86,254)

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts related to pensions recognized in accumulated other non-owner changes to equity, net of tax, at December 31, 2011 and 2010, respectively, consist of:

	2011			2010
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Net actuarial loss	$(103,025)	$(19,543)	$(122,568)	$(64,031)	$(19,074)	$(83,105)
Prior service costs	(1,935)	(549)	(2,484)	(2,512)	(637)	(3,149)
	$(104,960)	$(20,092)	$(125,052)	$(66,543)	$(19,711)	$(86,254)

The accompanying balance sheets reflect the underfunded status of the Company’s other postretirement benefit plans at December 31, 2011 and 2010. Reconciliations of the obligations and underfunded status of the plans follow:

	2011	2010
Benefit obligation, January 1	$55,188	$54,811
Service cost	286	357
Interest cost	2,831	3,182
Amendments	(2,376)	—
Actuarial loss	5,728	2,500
Benefits paid	(9,734)	(6,693)
Curtailment gain	—	(950)
Participant contributions	2,679	1,846
Foreign exchange rate changes	(15)	135
Benefit obligation, December 31	54,587	55,188
Fair value of plan assets, January 1	—	—
Company contributions	7,055	4,847
Participant contributions	2,679	1,846
Benefits paid	(9,734)	(6,693)
Fair value of plan assets, December 31	—	—
Underfunded status, December 31	$54,587	$55,188

Amounts related to other postretirement benefits recognized in the accompanying balance sheets consist of:

	2011	2010
Accrued liabilities	$5,314	$5,226
Accrued retirement benefits	49,273	49,962
Accumulated other non-owner changes to equity, net	(5,601)	(3,044)

Amounts related to other postretirement benefits recognized in accumulated other non-owner changes to equity, net of tax, at December 31, 2011 and 2010 consist of:

	2011	2010
Net actuarial loss	$(10,194)	$(7,118)
Prior service credits	4,593	4,074
	$(5,601)	$(3,044)

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The sources of changes in accumulated other non-owner changes to equity, net, during 2011 were:

	Pension	Other Postretirement Benefits
Prior service cost	$(73)	$1,475
Net loss	(44,289)	(3,574)
Amortization of prior service costs (credits)	727	(957)
Amortization of actuarial loss	4,298	498
Foreign exchange rate changes	531	1
Divestiture	$8	$—
	$(38,798)	$(2,557)

Weighted-average assumptions used to determine benefit obligations at December 31, are:

	2011	2010
U.S. plans:
Discount rate	5.05%	5.65%
Increase in compensation	3.71%	3.71%
Non-U.S. plans:
Discount rate	4.46%	4.89%
Increase in compensation	2.76%	2.72%

The investment strategy of the plans is to generate a consistent total investment return sufficient to pay present and future plan benefits to retirees, while minimizing the long-term cost to the Company. Target allocations for asset categories are used to earn a reasonable rate of return, provide required liquidity and minimize the risk of large losses. Targets may be adjusted, as necessary within certain guidelines, to reflect trends and developments within the overall investment environment. The weighted-average target investment allocations by asset category are as follows: 70% in equity securities, 20% in fixed income securities, 5% in real estate and 5% in other investments, including cash.

The fair values of the Company’s pension plan assets at December 31, 2011 and 2010, by asset category are as follows:

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Fair Value Measurements Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Cash and short-term investments	$10,227	$10,227	$—	$—
Equity securities:
U.S. large-cap	86,709	41,419	45,290	—
U.S. mid-cap	33,264	33,264	—	—
U.S. small-cap	36,079	36,079	—	—
International equities	69,163	—	69,163	—
Fixed income securities:
U.S. bond funds	61,974	—	61,974	—
International bonds	27,221	—	27,221	—
Real estate securities	15,432	—	15,432	—
Other	301	—	301	—
	$340,370	$120,989	$219,381	$—
December 31, 2010
Cash and short-term investments	$4,157	$4,157	$—	$—
Equity securities:
U.S. large-cap	98,766	50,847	47,919	—
U.S. mid-cap	38,069	38,069	—	—
U.S. small-cap	38,959	38,959	—	—
International equities	74,308	—	74,308	—
Fixed income securities:
U.S. bond funds	57,547	—	57,547	—
International bonds	29,313	—	29,313	—
Real estate securities	16,199	—	16,199	—
Other	575	—	575	—
	$357,893	$132,032	$225,861	$—

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

The Company expects to contribute approximately $25,700 to the pension plans in 2012.

The following are the estimated future net benefit payments, which include future service, over the next 10 years:

	Pensions	Other Postretirement Benefits
2012	$26,938	$5,314
2013	27,296	5,209
2014	27,729	5,338
2015	28,178	5,110
2016	28,585	4,855
Years 2017-2021	147,981	21,544
Total	$286,707	$47,370

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension and other postretirement benefit expenses consist of the following:

	Pensions			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Service cost	$5,923	$6,155	$6,598	$286	$357	$465
Interest cost	22,452	22,943	22,734	2,831	3,182	3,530
Expected return on plan assets	(32,041)	(30,938)	(30,676)	—	—	—
Amortization of prior service cost	1,124	937	944	(1,541)	(970)	(745)
Recognized losses	5,725	2,495	1,950	806	421	202
Curtailment (gain) loss	(1,884)	—	71	—	(950)	—
Settlement loss	304	—	—	—	—	—
Special termination benefits	—	—	48	—	—	—
Net periodic benefit cost	$1,603	$1,592	$1,669	$2,382	$2,040	$3,452

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other non-owner changes to equity into net periodic benefit cost in 2012 are $10,986 and $1,083, respectively. The estimated net actuarial loss and prior service credit for other defined benefit postretirement plans that will be amortized from accumulated other non-owner changes to equity into net periodic benefit cost in 2012 are $1,141 and $(1,585), respectively.

Weighted-average assumptions used to determine net benefit expense for years ended December 31, are:

	2011	2010	2009
U.S. plans:
Discount rate	5.65%	6.20%	6.50%
Long-term rate of return	9.00%	9.00%	9.00%
Increase in compensation	3.71%	3.71%	3.71%
Non-U.S. plans:
Discount rate	4.89%	5.59%	6.02%
Long-term rate of return	5.87%	6.01%	6.03%
Increase in compensation	2.72%	2.71%	2.94%

The expected long-term rate of return is based on the actual historical rates of return of published indices that are used to measure the plans’ target asset allocation. The historical rates are then discounted to consider fluctuations in the historical rates as well as potential changes in the investment environment.

The Company’s accumulated postretirement benefit obligations, exclusive of pensions, take into account certain cost-sharing provisions. The annual rate of increase in the cost of covered benefits (i.e., health care cost trend rate) is assumed to be 7.6% at December 31, 2011 and 2010, decreasing gradually to a rate of 4.5% by December 31, 2029. A one percentage point change in the assumed health care cost trend rate would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on postretirement benefit obligation	$873	$(776)
Effect on postretirement benefit cost	43	(39)

The Company contributes to a multi-employer defined benefit pension plan under the terms of a collective-bargaining agreement. This multi-employer plan provides pension benefits to its union-represented employees at the Edison, New Jersey facility within the Barnes Distribution reporting unit. The risks of participating in this multi-employer plan are different from single-employer plans in the following aspects:

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a. Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

b. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c. If the Company chooses to stop participating in the multi-employer plan, the Company may be required to pay to this plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company's participation in this plan for the annual period ended December 31, 2011 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act zone status available in 2011 and 2010 relates to the plan's year-end at February 28, 2011 and February 28, 2010, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject. There have been no significant changes that affect the comparability of 2011, 2010 or 2009 contributions.

		Pension Protection Act Zone Status			Contributions by the Company
Pension Fund	EIN/Pension Plan Number	2011	2010	FIP/RP Status Funding	2011	2010	2009	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Teamsters Local 641 Pension Fund	22-6220288-001	Red as of March 1, 2010 for Plan year ended February 28, 2011	Red as of March 1, 2009 for Plan year ended February 28, 2010	Implemented (A)	$101	$106	$103	No Surcharge	January 31, 2014
Swedish Pension Plan (ITP2) (B)					292	280	259
			Total Contributions		$393	$386	$362

(A) Plan information is publicly available for the Local 641 Pension fund. The Form 5500 indicates that the Plan is currently underfunded. Future contributions have increased pursuant to the collective bargaining agreement (dated January 31, 2011 and expiring on January 31, 2014) and the updated Rehabilitation Plan (dated February 17, 2011). Per the terms of the Rehabilitation Plan, required contributions will increase by approximately 4% (annually) through 2018.
(B) The Company also contributes to a Swedish pension plan that supplements the Swedish social insurance system. The pension plan guarantees employees a pension based on a percentage of their salary and also represents a multi-employer pension plan, however the pension plan was not significant in any year presented. This pension plan is not underfunded.

The Company also contributes to a multi-employer other post-retirement benefit plan under the terms of the collective-bargaining agreement at the Edison, New Jersey facility. This health and welfare plan provides medical, prescription, optical and other benefits to its union-represented active employees and retirees. Company contributions to the post-retirement plan approximated $202, $238 and $233 in 2011, 2010 and 2009, respectively. There have been no significant changes that affect the comparability of 2011, 2010 or 2009 contributions.
12. Stock-Based Compensation

The Company accounts for the cost of all share-based payments, including stock options, by measuring the payments at fair value on the grant date and recognizing the cost in the results of operations. The fair values of stock options are estimated using the Black-Scholes option-pricing model based on certain assumptions. The fair values of service and performance based stock awards are estimated based on the fair market value of the Company’s stock price on the grant date. The fair value of market based performance share awards are estimated using the Monte Carlo valuation method. Estimated forfeiture rates are

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

applied to outstanding awards. The Company records the cash flows resulting from tax deductions in excess of compensation for those options and other stock awards, if any, as financing cash flows. The Company has elected the shortcut method as described in the related accounting literature for determining the available pool of windfall tax benefits upon adoption. The Company accounts for the utilization of windfall tax benefits using the tax law ordering approach.

Please refer to Note 17 for a description of the Company’s stock-based compensation plans and their general terms. As of December 31, 2011, incentives have been awarded in the form of performance share unit awards and restricted stock unit awards (collectively, “Rights”) and stock options. The Company has elected to use the straight-line method to recognize compensation costs. Stock option awards vest over a period ranging from six months to five years. The maximum term of stock option awards is 10 years. Upon exercise of a stock option or upon vesting of Rights, shares are issued from treasury shares held by the Company or from authorized shares.

During 2011, 2010 and 2009, the Company recognized $8,319, $7,655 and $4,208, respectively, of stock-based compensation cost and $3,155, $2,903 and $1,596, respectively, of related tax benefits in the accompanying consolidated statements of income. In addition, the Company has recorded $8,056 of excess tax benefits in additional paid-in capital in 2011. No amounts were recorded in 2010 or 2009. The Company has not realized all available tax benefits for tax deductions from awards exercised or issued in these periods because these items did not reduce current taxes payable in the period. At December 31, 2011, the Company had $8,410 of unrecognized compensation costs related to unvested awards which are expected to be recognized over a weighted average period of 2.11 years.

The following table summarizes information about the Company’s stock option awards during 2011:

	Number of Shares	Weighted-Average Exercise Price
Outstanding, January 1, 2011	4,215,811	$16.31
Granted	379,900	20.69
Exercised	(1,836,572)	15.20
Forfeited	(121,836)	17.19
Outstanding, December 31, 2011	2,637,303	17.67

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Of Shares	Average Remaining Life (Years)	Average Exercise Price	Number Of Shares	Average Exercise Price
$9.56 to $11.50	671,172	6.39	$11.35	435,150	$11.30
$12.62 to $18.63	706,006	6.23	15.54	393,969	15.73
$19.13 to $22.34	990,620	6.40	21.11	603,954	21.41
$23.26 to $33.45	269,505	5.68	26.34	243,334	26.47

The Company received cash proceeds from the exercise of stock options of $27,909, $5,013 and $5,858 in 2011, 2010 and 2009, respectively. The total intrinsic value (the amount by which the stock price exceeds the exercise price of the option on the date of exercise) of the stock options exercised during 2011, 2010 and 2009 was $14,263, $1,854 and $1,369, respectively.

The weighted average grant date fair value of stock options granted in 2011, 2010 and 2009 was $7.50, $5.64 and $3.70, respectively. The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2011	2010	2009
Risk-free interest rate	2.04%	2.32%	1.80%
Expected life (years)	5.2	5.2	5.3
Expected volatility	49.6%	49.5%	45.0%
Expected dividend yield	2.75%	2.98%	2.98%

The risk-free interest rate is based on the term structure of interest rates at the time of the option grant. The expected life

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

represents an estimate of the period of time that options are expected to remain outstanding. Assumptions of expected volatility of the Company’s common stock and expected dividend yield are estimates of future volatility and dividend yields based on historical trends.

The following table summarizes information about stock options outstanding that are expected to vest and stock options outstanding that are exercisable at December 31, 2011:

Options Outstanding, Expected to Vest				Options Outstanding, Exercisable
Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term (Years)	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term (Years)
2,565,657	$17.67	$17,105	6.28	1,676,407	$18.19	$10,507	5.22

The following table summarizes information about the Company’s Rights during 2011:

	Service Based Rights		Service and Performance Based Rights		Service and Market Based Rights
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2011	609,703	$14.64	33,898	$17.87	—	$—
Granted	111,989	20.77	53,000	20.69	26,500	36.33
Forfeited	(46,380)	13.54	(3,059)	20.69	(1,530)	36.33
Vested / Issued	(188,507)	21.56	(18,432)	15.88	—	—
Outstanding, December 31, 2011	486,805	14.85	65,407	20.58	24,970	36.33

The Company granted 111,989 restricted stock unit awards and 79,500 performance share unit awards in 2011. All of the restricted stock unit awards vest upon meeting certain service conditions. The performance share unit awards are part of a new long-term Relative Measure Program, which is designed to assess the long-term Company performance relative to the performance of companies included in the Russell 2000 Index. The performance goals are independent of each other and based on three metrics, the Company's total shareholder return ("TSR"), basic earnings per share growth and operating income before depreciation and amortization growth (weighted equally). The participants can earn from zero to 250% of the target award and the award includes a forfeitable right to dividend equivalents, which are not included in the aggregate target award numbers. Compensation expense for the awards is recognized over the three year service period based upon the value determined under the intrinsic value method for the basic earnings per share growth and operating income before depreciation and amortization growth portions of the award and the Monte Carlo simulation valuation model for the TSR portion of the award since it contains a market condition. The weighted average assumptions used to determine the weighted average fair values of the market based portion of the 2011 awards include a 1.28% risk-free interest rate and a 56.4% expected volatility rate.

Compensation expense for the TSR portion of the awards is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the TSR performance goal. Compensation expense for the basic earnings per share growth and operating income before depreciation and amortization growth portions of the awards is recorded based upon a probability assessment of achieving the goals and will be adjusted at the end of the service period based upon the actual achievement of those performance goals.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Income Taxes

The components of Income from continuing operations before income taxes and Income taxes follow:

	2011	2010	2009
Income (loss) from continuing operations before income taxes:
U.S.	$19,341	$(8,545)	$(7,920)
International	97,548	72,350	50,880
Income from continuing operations before income taxes	$116,889	$63,805	$42,960
Income tax provision:
Current:
U.S. – federal	$11,829	$578	$(30)
U.S. – state	805	758	203
International	11,695	9,958	7,486
	24,329	11,294	7,659
Deferred:
U.S. – federal	831	(423)	(2,236)
U.S. – state	928	(434)	290
International	(772)	(610)	(5,583)
	987	(1,467)	(7,529)
Income taxes	$25,316	$9,827	$130

Deferred income tax assets and liabilities at December 31 consist of the tax effects of temporary differences related to the following:

	Assets		Liabilities
	2011	2010	2011	2010
Allowance for doubtful accounts	$767	$1,171	$71	$70
Depreciation and amortization	708	2,541	12,359	12,060
Inventory valuation	12,890	11,018	1,109	992
Other postretirement/postemployment costs	20,945	20,889	(354)	(321)
Tax loss carryforwards	39,238	58,692	—	(1,349)
Pension	43,998	20,747	23	125
Accrued compensation	6,885	11,073	—	—
Goodwill	(31,807)	(28,337)	633	635
Swedish tax incentive	—	—	3,922	4,169
Contingent convertible debt interest	(10,089)	(25,046)	—	—
Unrealized foreign currency (loss) gain	—	—	2,463	2,652
Other	9,636	10,459	1,867	3,664
	93,171	83,207	22,093	22,697
Valuation allowance	(16,681)	(30,036)	—	—
	$76,490	$53,171	$22,093	$22,697
Current deferred income taxes	$28,829	$10,449	$1,431	$1,667
Non-current deferred income taxes	47,661	42,722	20,662	21,030
	$76,490	$53,171	$22,093	$22,697

The standards related to accounting for income taxes require that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. Available evidence includes the reversal of existing taxable temporary differences, future taxable income exclusive of temporary differences, taxable income in carryback years and tax planning strategies. The valuation allowance decreased $13,355 in 2011 primarily due to the sale of the BDE business.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management believes that sufficient taxable income should be earned in the future to realize the remaining net deferred tax assets including tax operating loss carryforwards, principally in the United States. The realization of these assets is dependent in part on the amount and timing of future taxable income in the jurisdictions where deferred tax assets reside during the tax operating loss carryforward period. The Company has tax loss carryforwards of $118,149: $71,568 which relates to U.S. tax loss carryforwards which have carryforward periods ranging from 16 to 19 years for federal purposes and one to 19 years for state purposes; $45,598 which relates to international tax loss carryforwards with carryforward periods ranging from three to fifteen years; and $983 which relates to windfall tax benefits which will be recorded to additional paid-in capital when realized. In addition, the Company has tax credit carryforwards of $3,613 with remaining carryforward periods ranging from one year to unlimited. In the United States, the Company is not in a cumulative loss position (defined as pre-tax book income plus permanent tax items) over the last three years and does not currently project to be in a cumulative loss position through 2012. As the ultimate realization of the remaining net deferred tax assets is dependent upon future taxable income, if such future taxable income is not earned and it becomes necessary to recognize a valuation allowance, it could result in a material increase in the Company’s tax expense which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company has not recognized deferred income taxes on $591,630 of undistributed earnings of its international subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends, the Company would be subject, in certain cases, to both U.S. income taxes and foreign withholding taxes. Determination of the amount of this unrecognized deferred income tax liability is not practicable. During 2011, the Company repatriated a dividend from a portion of current year foreign earnings to the U.S. in the amount of $17,500. As a result of the dividend, tax expense increased by $6,898 and the 2011 annual consolidated effective income tax rate increased by 5.9 percentage points.

A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate from continuing operations follows:

	2011	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes (net of federal benefit)	0.9	0.4	0.7
Foreign losses without tax benefit	0.3	3.0	6.0
Foreign operations taxed at lower rates	(20.6)	(28.0)	(42.7)
ESOP dividend	(0.3)	(0.7)	(1.7)
Repatriation from current year foreign earnings	5.9	4.7	—
Other	0.5	1.0	3.0
Consolidated effective income tax rate	21.7%	15.4%	0.3%

The Company was awarded multi-year Pioneer tax status by the Ministry of Trade and Industry in Singapore for the production of certain engine components by the aerospace aftermarket business of Logistics and Manufacturing Services, the earliest of which was granted in August 2005 retroactive to October 2003. Tax benefits of $7,185 ($0.13 per diluted share), $6,043 ($0.11 per diluted share) and $7,178 ($0.13 per diluted share) were realized in 2011, 2010 and 2009, respectively. In 2010, the Pioneer tax status for certain of the Company’s engine components was awarded a two-year extension. The Pioneer tax status is generally awarded for periods of seven to nine years from the effective date and the first two of which are scheduled to expire in the second half of 2012.

Income taxes paid globally, net of refunds, were $11,613, $9,599 and $11,372 in 2011, 2010 and 2009, respectively.

As of December 31, 2011, 2010 and 2009, the total amount of unrecognized tax benefits recorded in the consolidated balance sheet was $6,965, $7,102 and $7,017, respectively, which, if recognized, would have reduced the effective tax rate in those years. A reconciliation of the unrecognized tax benefits for 2011, 2010 and 2009 follows:

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2011	2010	2009
Balance at January 1	$7,102	$7,017	$7,611
Increase (decrease) in unrecognized tax benefits due to:
Tax positions taken during prior periods	—	240	—
Tax positions taken during the current period	215	17	59
Settlements with taxing authorities	(175)	—	(320)
Lapse of the applicable statute of limitations	(177)	(172)	(333)
Balance at December 31	$6,965	$7,102	$7,017

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $0, $39 and $29 at December 31, 2011, 2010 and 2009, respectively.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by various taxing authorities, including the IRS in the U.S. and the taxing authorities in other major jurisdictions such as Brazil, Canada, France, Germany, Mexico, Singapore, Sweden, Switzerland and the United Kingdom. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. See Note 20 of the Consolidated Financial Statements for a discussion of current IRS matters.

14. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, stockholders. For the Company, comprehensive income includes net income and other non-owner changes to equity, net of taxes. The components of accumulated other non-owner changes to equity, net of taxes, follow:

	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) On Hedging Activities	Pension and Other Postretirement Plans	Total
Balance, January 1, 2009	$7,512	$(1,899)	$(95,529)	$(89,916)
2009 change	28,399	273	11,748	40,420
Balance, December 31, 2009	35,911	(1,626)	(83,781)	(49,496)
2010 change	16,973	1,446	(5,517)	12,902
Balance, December 31, 2010	52,884	(180)	(89,298)	(36,594)
2011 change	(8,481)	381	(41,363)	(49,463)
Divestiture	10,995	—	8	11,003
Balance, December 31, 2011	$55,398	$201	$(130,653)	$(75,054)

The 2011 change in Pension and Other Postretirement Plans includes losses that are primarily related to increases in the projected benefit obligations of the Company's plans and to the actual return of plan assets. The projected benefit obligations increased following an update of certain actuarial assumptions including assumptions related to the discount rate, inflation rate and mortality rate on certain plans. The sale of the BDE business during 2011 resulted in the derecognition of $10,995 of cumulative currency translation adjustments.

15. Common Stock

In 2011 and 2010, no common stock was issued from treasury. In 2009, 737,463 shares of common stock were issued from treasury for a contribution to the Company’s pension plans. An additional 1,154,265 shares of common stock were issued from treasury in 2009 as a result of the repurchase of convertible notes. In 2011, 2010 and 2009, the Company acquired 1,509,156 shares, 1,483,527 shares and 20,791 shares, respectively, of the Company’s common stock at a cost of $34,066, $28,100 and $314, respectively. These amounts exclude shares reacquired to pay for the related income tax upon issuance of shares in accordance with the terms of the Company’s stockholder-approved equity compensation plans and the equity rights granted pursuant to those plans. These reacquired shares were placed in treasury.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2011, 2010 and 2009, 2,075,385 shares, 544,366 shares and 744,125 shares of common stock, respectively, were issued from authorized shares for the exercise of stock options, various other incentive awards and purchases by the Employee Stock Purchase Plan.

16. Preferred Stock

At December 31, 2011 and 2010, the Company had 3,000,000 shares of preferred stock authorized, none of which were outstanding.

17. Stock Plans

Most U.S. salaried and non-union hourly employees are eligible to participate in the Company’s 401(k) plan (the "Retirement Savings Plan"). The Retirement Savings Plan provides for the investment of employer and employee contributions in various investment alternatives including the Company’s common stock, at the employee’s direction. Through June 30, 2009, the Company contributed an amount equal to 50% of employee contributions up to 6% of eligible compensation. As of July 1, 2009, the Company match was temporarily suspended. Effective April 1, 2010, the Company reinstated the Company match. The Company expenses all contributions made to the Retirement Savings Plan. The Company recognized expense of $3,399, $2,481 and $1,424 in 2011, 2010 and 2009, respectively. As of December 31, 2011, the Retirement Savings Plan held 3,119,731 shares of the Company’s common stock.

The Company has an Employee Stock Purchase Plan (“ESPP”) under which eligible employees may elect to have up to the lesser of $25 or 10% of base compensation deducted from their payroll checks for the purchase of the Company’s common stock at 95% of the average market value on the date of purchase. The maximum number of shares which may be purchased under the ESPP is 4,550,000. The number of shares purchased under the ESPP was 31,874, 41,791 and 64,394 in 2011, 2010 and 2009, respectively. The Company received cash proceeds from the purchase of these shares of $670, $733 and $829 in 2011, 2010 and 2009, respectively. As of December 31, 2011, 364,153 additional shares may be purchased.

The 1991 Barnes Group Stock Incentive Plan (the “1991 Plan”) authorized the granting of incentives to executive officers, directors and key employees in the form of stock options, stock appreciation rights, incentive stock rights and performance unit awards. Options granted under the 1991 Plan that terminated without being exercised become available for future grants under the 2004 Plan. A maximum of 89,277 common shares are subject to issuance under this plan after December 31, 2011.

The Barnes Group Inc. Employee Stock and Ownership Program (the “2000 Plan”) was approved on April 12, 2000, and subsequently amended on April 10, 2002 by the Company’s stockholders. The 2000 Plan permitted the granting of incentive stock options, nonqualified stock options, restricted stock awards, performance share or cash unit awards and stock appreciation rights, or any combination of the foregoing, to eligible employees to purchase up to 6,900,000 shares of the Company’s common stock. Such shares were authorized and reserved. Options granted under the 2000 Plan that terminate without being exercised become available for future grants under the 2004 Plan. A maximum of 49,732 common shares are subject to issuance under the 2000 Plan after December 31, 2011.

The Barnes Group Stock and Incentive Award Plan (the “2004 Plan”) was approved on April 14, 2004, and subsequently amended on April 20, 2006 and May 7, 2010 upon approval of Amendments to the 2004 Plan on such dates by the Company’s stockholders. The 2004 Plan permits the issuance of incentive awards, stock option grants and stock appreciation rights to eligible participants to purchase up to 5,700,000 shares of common stock. Of this amount as of December 31, 2011 and 2010, there were 2,383,451 and 2,755,053 shares, respectively, available for future grants under the 2004 Plan. Also available for grants under the Plan are the number of shares of common stock reserved for grants of awards under the 1991 and 2000 Plans (collectively, the “Prior Plans”) but not used as of April 14, 2004 and the number of shares of common stock that become available under the terms of the 1991, 2000 and 2004 Plans, including shares subject to awards which are forfeited, settled for cash, expire or otherwise terminate without issuance of the shares. Including shares of common stock that become available under the terms of the Prior Plans, a maximum of 5,413,924 common shares are subject to issuance under the 2004 Plan after December 31, 2011.

Restricted stock unit awards under the 2004 Plan (“Stock Rights”) entitle the holder to receive, without payment, one share of the Company’s common stock after the expiration of the vesting period. Certain Stock Rights are also subject to the satisfaction of established performance goals. Additionally, holders of certain Stock Rights are credited with dividend equivalents, which are converted into additional Stock Rights, and holders of certain restricted stock units are paid dividend equivalents in cash when dividends are paid to other stockholders. All Stock Rights have a vesting period of up to five years.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Non-Employee Director Deferred Stock Plan, as further amended, each non-employee director who joined the Board of Directors prior to December 15, 2005 was granted the right to receive 12,000 shares of the Company’s common stock upon retirement. In 2011 and 2010, $23 and $25, respectively, of dividend equivalents were paid in cash related to these shares. Compensation cost related to this plan was $25, $28 and $28 in 2011, 2010 and 2009, respectively. There are 72,000 shares reserved for issuance under this plan. Each non-employee director who joins the Board of Directors subsequent to December 15, 2005 will receive restricted stock units under the 2004 Plan having a value of $50 that vest three years after the date of grant.

Total shares reserved for issuance under all stock plans aggregated 5,989,086 at December 31, 2011.

18. Weighted Average Shares Outstanding

Income from continuing operations and net income per common share is computed in accordance with accounting standards related to earnings per share. Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the year. Share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, as such, should be included in the calculation of basic earnings per share. The Company’s restricted stock unit awards which contain nonforfeitable rights to dividends are considered participating securities. Diluted earnings per share reflects the assumed exercise and conversion of all dilutive securities. Shares held by the Retirement Savings Plan are considered outstanding for both basic and diluted earnings per share. There are no significant adjustments to income from continuing operations and net income for purposes of computing income available to common stockholders for the years ended December 31, 2011, 2010 and 2009. A reconciliation of the weighted average number of common shares outstanding used in the calculation of basic and diluted earnings per share follows:

	Weighted Average Common Shares Outstanding
	2011	2010	2009
Basic	55,214,586	55,259,732	53,879,976
Dilutive effect of:
Stock options	645,280	591,943	245,784
Restricted stock units	19,089	4,608	4,318
Non-Employee Director Deferred Stock Plan	52,927	68,904	76,348
Diluted	55,931,882	55,925,187	54,206,426

The calculation of weighted-average diluted shares outstanding excludes all anti-dilutive shares. During 2011, 2010 and 2009, the Company excluded 787,809, 1,730,632 and 3,560,600 stock options, respectively, from the calculation of diluted weighted-average shares outstanding as the stock options were considered anti-dilutive.

Effective April 5, 2011, the Company exercised its right to redeem the remaining $92,500 principal amount of the 3.75% Convertible Notes under their indenture agreement. The potential shares issuable for the 3.75% Convertible Notes were not included in either basic or diluted average common shares outstanding for the year ended December 31, 2011 as the notes were settled in cash. Under the net share settlement method, there were no potential shares issuable under the notes as the notes would have been anti-dilutive in 2010.

The 3.375% Convertible Notes are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price is approximately $28.31 per share of common stock. The dilutive effect of the notes is determined based on the average closing price of the Company’s stock for the last 30 trading days of each quarter as compared to the conversion price. Under the net share settlement method, there were no potential shares issuable under the notes as the notes would have been anti-dilutive in 2011 and 2010.

19. Information on Business Segments

The Company’s reportable segments offer different products and services. Each segment is managed separately because each business has different core functional and delivery capabilities.

During the fourth quarter of 2011, the Company sold its Barnes Distribution Europe businesses (the "BDE" business). The BDE business was comprised of the Company's European KENT, Toolcom and BD France businesses that were reported within the Company's Logistics and Manufacturing Services segment. The results of these operations have been segregated and

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

presented as discontinued operations in the consolidated financial statements. Segment revenues and operating profit have been adjusted on a retrospective basis for the impact of discontinued operations, including a reallocation of corporate overhead expenses.

The Company operates two reportable business segments, as follows:

Logistics and Manufacturing Services provides value-added logistics support and repair services. Value-added logistics support services include inventory management, technical sales, and supply chain solutions for maintenance, repair, operating, and production supplies and services. Repair services provided include the manufacturing of spare parts for the refurbishment and repair of highly engineered components and assemblies for commercial and military aviation.

Logistics and Manufacturing Services has sales, distribution, and manufacturing operations in the United States, Brazil, Canada, China, France, Mexico, Singapore, Spain and the United Kingdom. Products and services are available in more than 30 countries.

The global operations are engaged in supplying, servicing, and manufacturing of maintenance, repair, and operating components. Activities include logistics support through vendor-managed inventory and technical sales for stocked replacement parts and other products, catalog offerings and custom solutions, and the manufacture and delivery of aerospace aftermarket spare parts, including the RSPs, and component repairs. Key business drivers include a value proposition centered on customer service, delivery, multiple sales channels, procurement systems, and strong customer relationships. In addition, the manufacturing and supplying of aerospace aftermarket spare parts, including the RSPs, are dependent upon the reliable and timely delivery of high-quality components.

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

Precision Components is a global supplier of engineered components for critical applications focused on providing solutions for a diverse industrial, transportation and aerospace customer base. It is equipped to produce virtually every type of precision spring, from fine hairsprings for electronics and instruments to large heavy-duty springs for machinery as well as precision-machined and fabricated components and assemblies for OEM turbine engine, airframe and industrial gas turbine builders throughout the world, and the military. It is also a leading manufacturer and supplier of precision mechanical products, including precision mechanical springs, compressor reed valves and nitrogen gas products. Precision Components also manufactures high-precision punched and fine-blanked components used in transportation and industrial applications, nitrogen gas springs and manifold systems used to precisely control stamping presses, and retention rings that position parts on a shaft or other axis.

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

Precision Components has manufacturing, sales, assembly and distribution operations in the United States, Brazil, Canada, China, Germany, Korea, Mexico, Singapore, Sweden, Switzerland, Thailand and the United Kingdom.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Operations by Reportable Business Segment

	Logistics and Manufacturing Services	Precision Components	Other	Total Company
Revenues
2011	$492.9	$687.5	$(11.0)	$1,169.4
2010	443.9	595.9	(11.2)	1,028.6
2009	428.3	501.5	(6.4)	923.4
Operating profit
2011	$64.8	$62.8	$—	$127.6
2010	39.1	47.3	—	86.4
2009	48.7	14.8	—	63.5
Assets
2011	$642.6	$634.3	$163.5	$1,440.4
2010	716.5	605.8	81.0	1,403.3
2009	723.6	539.6	88.8	1,352.0
Depreciation and amortization
2011	$27.5	$29.5	$1.9	$58.9
2010	24.9	26.1	1.8	52.8
2009	24.7	24.8	2.0	51.5
Capital expenditures
2011	$7.5	$29.4	$0.2	$37.1
2010	10.0	18.7	0.1	28.8
2009	13.8	16.3	0.4	30.5
_________________________

Notes:
One customer, General Electric, accounted for 19%, 20% and 24% of the Company’s total revenues in 2011, 2010 and 2009, respectively.
“Other” revenues represent the elimination of intersegment sales.
“Other” assets include corporate-controlled assets, the majority of which are cash and deferred tax assets.

A reconciliation of the total reportable segments’ operating profit to income from continuing operations before income taxes follows:

	2011	2010	2009
Operating profit	$127.6	$86.4	$63.5
Interest expense	10.3	20.0	22.5
Other expense (income), net	0.4	2.6	(2.0)
Income from continuing operations before income taxes	$116.9	$63.8	$43.0

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operations by Geographic Area

	Domestic	International	Other	Total Company
Revenues
2011	$765.6	$442.0	$(38.2)	$1,169.4
2010	701.7	368.6	(41.7)	1,028.6
2009	655.4	300.5	(32.5)	923.4
Long-lived assets
2011	$303.7	$559.0	$—	$862.7
2010	290.4	619.9	—	910.3
2009	299.3	619.4	—	918.7
_________________________
Notes:
International sales derived from any one country did not exceed 10% of the Company’s total revenues.
“Other” revenues represent the elimination of intercompany sales between geographic locations, of which approximately 49% were sales from international locations to domestic locations.
Long-lived assets located in any one international country that exceeded 10% of the Company’s total long-lived assets as of December 31, 2011 were $247.3 million of intangible assets related to the RSPs recorded in Singapore, $142.2 million primarily related to goodwill and property, plant and equipment at the Hänggi division of the Precision Components segment located in Switzerland and $87.5 million primarily related to goodwill at the Stromsholmen division of the Precision Components segment located in Sweden.

In the first quarter of 2012, the Company is realigning its organizational structure by aligning its strategic business units which will result in three reportable business segments: Aerospace, Industrial and Distribution. The Aerospace segment will produce precision-machined and fabricated components and assemblies for original equipment manufacturer (“OEM”) turbine engine, airframe and industrial gas turbine builders throughout the world, and for the military. Aerospace will also provide jet engine component overhaul and repair services for many of the world's major turbine engine manufacturers, commercial airlines and the military. In addition, Aerospace will manufacture and provide aerospace aftermarket spare parts and will provide repair services for aerospace engine components. The Industrial segment will be a global supplier of high quality manufactured precision components for critical applications serving diverse industrial end markets such as transportation, energy, electronics, medical and consumer products. The Distribution segment will be an industry leader in logistics support through vendor managed inventory and technical sales for maintenance, repair, operating and production supplies, as well as the design, manufacture and distribution of engineered supplies for the global industrial base. All previously reported segment information will be adjusted on a retrospective basis to reflect this change beginning in the first quarter of 2012.

20. Commitments and Contingencies

Leases

The Company has various noncancellable operating leases for buildings, office space and equipment. Rent expense was $19,678, $20,179 and $20,535 for 2011, 2010 and 2009, respectively. Minimum rental commitments under noncancellable leases in years 2012 through 2016 are $9,688, $8,374, $4,614, $1,675 and $1,564, respectively, and $4,270 thereafter. The rental expense and minimum rental commitments of leases with step rent provisions are recognized on a straight-line basis over the lease term.

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not significant as of December 31, 2011 or 2010.

The Company was named in a lawsuit arising out of an alleged breach of contract and implied warranty by a customer of Toolcom, a division of the Logistics and Manufacturing Services segment, related to the sale of certain products prior to the Company’s 2005 acquisition of Toolcom. In 2006, the plaintiff filed the lawsuit in civil court in Scotland and asserted that certain products sold were not fit for a particular use and claims approximately 5,500 pounds sterling (approximately $8,500 at December 31, 2011) in damages, plus interest at the statutory rate of 8% per annum and costs. In 2010, the court found that Toolcom was in breach of contract and implied warranty, and ordered Toolcom to pay a portion of the plaintiff’s attorneys’ fees. The court has not made determinations as to causation and damages. Although the Company intends to vigorously defend its

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

position with respect to causation and damages, based on reviews of the currently available information and acknowledging the uncertainties of litigation, management has provided for what it believes to be a reasonable estimate of loss exposure. While it is currently not possible to determine the ultimate outcome of this matter, the Company believes that any ultimate losses would not be expected to have a material adverse effect on the Company’s consolidated financial position or cash flows, but could be material to the consolidated results of operations of any one period.

Income Taxes

In connection with an IRS audit for the tax years 2000 through 2002, the IRS proposed adjustments to these tax years of approximately $16,500, plus a potential penalty of 20% of the tax assessment plus interest. The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries.  The Company filed an administrative protest of these adjustments.  In the third quarter of 2009, the Company was informed that its protest was denied and a tax assessment was received from the Appeals Office of the IRS.  In November 2009, the Company filed a petition against the IRS in the U.S. Tax Court contesting the tax assessment received.  Based on the schedule established by the court in September 2011 and developments to date, the Company expects a trial to begin during the first quarter of 2012. Depending on the outcome, an appeal by either party is possible. The Company continues to believe its tax position on the issues raised by the IRS is correct and the Company plans to continue to take appropriate actions to vigorously defend its position.  The Company believes it should prevail on this issue. While any additional impact on the Company's liability for income taxes cannot presently be determined, the Company continues to believe it is adequately provided for and the outcome is not expected to have a material effect on the Company's consolidated financial position or cash flows, but could be material to the consolidated results of operations of any one period.

21. Accounting Changes
In September 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance related to the disclosure of multi-employer pension plans. The guidance requires incremental disclosures that provide additional information related to an employer's financial obligations within multi-employer pension plans. The provisions of the amended guidance were effective for the Company in the year ending December 31, 2011. The Company adopted the provisions of the amended accounting standard during the fourth quarter of 2011. The provisions have been applied retrospectively. See Note 11 of the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Barnes Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Barnes Group Inc. and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP PricewaterhouseCoopers LLP Hartford, Connecticut
February 21, 2012

QUARTERLY DATA (UNAUDITED)

(Dollars in millions, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2011
Net sales (2)	$289.6	$297.8	$298.6	$283.3	$1,169.4
Gross profit (1)	98.7	103.3	99.9	95.1	397.0
Operating income	30.7	33.8	34.2	28.9	127.6
Income from continuing operations	20.2	22.7	24.9	23.8	91.6
Net income (2)	19.1	22.3	23.2	0.1	64.7
Per common share:
Income from continuing operations:
Basic	$0.37	$0.41	$0.45	$0.43	$1.66
Diluted	0.36	0.41	0.44	0.43	1.64
Net income:
Basic	0.35	0.40	0.42	—	1.17
Diluted	0.34	0.40	0.41	—	1.16
Dividends	0.08	0.08	0.08	0.10	0.34
Market prices (high - low)	$22.00-19.64	$25.85-20.22	$25.82-18.70	$25.15-17.47	$25.85-17.47
2010
Net sales	$250.0	$255.8	$264.6	$258.2	$1,028.6
Gross profit (1)	83.7	89.6	90.7	86.5	350.4
Operating income	19.0	22.7	24.9	19.8	86.4
Income from continuing operations	11.5	14.7	15.1	12.8	54.0
Net income	11.8	14.8	15.1	11.5	53.3
Per common share:
Income from continuing operations:
Basic	$0.20	$0.27	$0.27	$0.23	$0.97
Diluted	0.20	0.26	0.27	0.23	0.96
Net income:
Basic	0.21	0.27	0.27	0.21	0.96
Diluted	0.21	0.26	0.27	0.21	0.95
Dividends	0.08	0.08	0.08	0.08	0.32
Market prices (high - low)	$20.16-15.00	$22.40-16.16	$18.87-14.95	$21.27-17.03	$22.40-14.95
________________________

(1)	Sales less cost of sales.

(2)
The second quarter of 2011 includes $1.8 million of tax expense related to tax adjustments for prior years and the fourth quarter of 2011 includes a $1.9 million negative revenue adjustment ($1.4 million, net of tax), related primarily to prior year unrecorded rebates. See Note 1 of the Consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon, and as of the date of, that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, and designed to provide reasonable assurance that the information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2011, which appears on page 63 of this Annual Report on Form 10-K.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Information with respect to our directors and nominees may be found under the caption “Election of Directors” of the Company’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 4, 2012 (the “Proxy Statement”). Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

The Company’s executive officers as of the date of this Annual Report are as follows:

Executive Officer	Position	Age as of December 31, 2011
Gregory F. Milzcik	President and Chief Executive Officer	52

Patrick J. Dempsey	Senior Vice President and Chief Operating Officer	47

Dawn N. Edwards	Senior Vice President, Human Resources	43

Christopher J. Stephens, Jr.	Senior Vice President, Finance and Chief Financial Officer	47

Claudia S. Toussaint	Senior Vice President, General Counsel and Secretary	48

Each officer holds office until his or her successor is chosen and qualified or otherwise as provided in the Company’s By-Laws, except Mr. Milzcik who holds office pursuant to an employment agreement with the Company, and Ms. Toussaint, who gave notice of her resignation of employment with the Company on January 25, 2012. The Company expects Ms. Toussaint's resignation to be effective after an orderly transition of her duties, on or about March 16, 2012. Mr. Dempsey was appointed to his current position of Senior Vice President and Chief Operating Officer effective February 13, 2012. No family relationships exist among the executive officers of the Company. Except for Mr. Stephens and Ms. Toussaint, each of the Company’s executive officers has been employed by the Company or its subsidiaries in an executive or managerial capacity for at least the past five years.

Mr. Dempsey was appointed Vice President, Barnes Group Inc. and President, Logistics and Manufacturing Services in October 2008. Prior to that, he has held a series of roles of increasing responsibility since joining the Company in October 2000. In October 2007, he was appointed Vice President, Barnes Group Inc. and President, Barnes Distribution. In November 2004, he was promoted to Vice President, Barnes Group Inc. and President, Barnes Aerospace.

Ms. Edwards was appointed Senior Vice President, Human Resources effective August 2009. From December 2008 until August 2009, she served as Vice President of Human Resources – Global Operations. From 1998 until December 2008, Ms. Edwards served as Group Director, Human Resources. Ms. Edwards joined the Company in September 1998.

Mr. Milzcik was appointed President and Chief Executive Officer effective October 19, 2006. Effective February 1, 2006, he was appointed Executive Vice President and Chief Operating Officer of the Company. He was appointed President, Barnes Industrial (formerly Associated Spring) in November 2004. Mr. Milzcik joined the Company as Vice President, Barnes Group Inc. and President, Barnes Aerospace in June 1999.

Mr. Stephens joined the Company in January 2009 as Senior Vice President, Finance and Chief Financial Officer. From 2007 to 2008, he served as President of the Consumer Products Group of Honeywell International. From 2003 to 2007, he served as Vice President and Chief Financial Officer of Honeywell Transportation Systems Group.

Ms. Toussaint joined the Company in April 2010 as Senior Vice President, General Counsel and Secretary. Before joining the Company, Ms. Toussaint served as General Counsel and Corporate Secretary for Embarq Corporation, a telecommunications company, from December 2007 to July 2009, and then in an integration transition role until November 2009 following the acquisition of Embarq by CenturyTel, Inc. (now known as CenturyLink). Ms. Toussaint served as Vice President, Corporate Secretary and Chief Ethics Officer at Embarq and its predecessor (a subsidiary of Sprint Corporation until

May 2006) from July 2005 to December 2007. From December 2003 to July 2005, Ms. Toussaint served as Vice President, Corporate Governance and Ethics, and Corporate Secretary for Sprint (now known as Sprint Nextel Corporation), a telecommunications company.

AUDIT COMMITTEE

Ms. Mangum and Messrs. Benanav, McClellan and Morgan are the members of the Company’s audit committee which is a separately designated standing committee of the Board of Directors of the Company established in accordance with Section 3(a)(58)(A) of the Exchange Act.

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

Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

(a)(2)	See Financial Statement Schedule under Item 15(c).

(a)(3)	See Item 15(b) below.

(b)	The Exhibits required by Item 601 of Regulation S-K are filed as Exhibits to this Annual Report and indexed at pages 73 through 77 of this Annual Report.

(c)	Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2011, 2010 and 2009
(In thousands)

Allowances for Doubtful Accounts:
Balance December 31, 2008	$6,174
Provision charged to income	3,322
Doubtful accounts written off (net)	(3,709)
Other adjustments(1)	128
Balance December 31, 2009	5,915
Provision charged to income	1,784
Doubtful accounts written off (net)	(2,221)
Other adjustments(1)	(452)
Balance December 31, 2010	5,026
Provision charged to income	1,623
Doubtful accounts written off (net)	(2,364)
Other adjustments(1)	(1,387)
Balance December 31, 2011	$2,898

(1)
These amounts are comprised primarily of foreign currency translation and other reclassifications. The reduction in 2011 includes $1.267 million of reserves recorded at the Barnes Distribution Europe businesses which were sold in the fourth quarter of 2011.

Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2011, 2010 and 2009
(In thousands)

Valuation Allowance on Deferred Tax Assets:
Balance December 31, 2008	$22,644
Additions charged to income tax expense	6,806
Reductions charged to other comprehensive income	(459)
Reductions credited to income tax expense	(1,463)
Changes due to foreign currency translation	2,154
Balance December 31, 2009	29,682
Additions charged to income tax expense	1,893
Reductions charged to other comprehensive income	(149)
Reductions credited to income tax expense	(1,533)
Changes due to foreign currency translation	143
Balance December 31, 2010	30,036
Additions charged to income tax expense	93
Additions charged to other comprehensive income	466
Reductions credited to income tax expense	(1,628)
Changes due to foreign currency translation	(521)
Divestiture (1)	(11,765)
Balance December 31, 2011	$16,681

(1)	The reduction in 2011 reflects the valuation allowance recorded at the Barnes Distribution Europe businesses which were sold in the fourth quarter of 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 21, 2012

BARNES GROUP INC.

By	/S/ GREGORY F. MILZCIK
Gregory F. Milzcik
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the above date by the following persons on behalf of the Company in the capacities indicated.

/S/ GREGORY F. MILZCIK
Gregory F. Milzcik
President and Chief Executive Officer
(Principal Executive Officer), and Director

/S/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr.
Senior Vice President, Finance
Chief Financial Officer
(Principal Financial Officer)

/S/ MARIAN ACKER
Marian Acker
Vice President, Controller
(Principal Accounting Officer)

/S/ THOMAS O. BARNES
Thomas O. Barnes
Director

/S/ THOMAS J. ALBANI
Thomas J. Albani
Director

/S/ JOHN W. ALDEN
John W. Alden
Director

/S/ GARY G. BENANAV
Gary G. Benanav
Director

/S/ WILLIAM S. BRISTOW, JR.
William S. Bristow, Jr.
Director

/S/ GEORGE T. CARPENTER
George T. Carpenter
Director

/S/ MYLLE H. MANGUM
Mylle H. Mangum
Director

/S/ HASSELL H. MCCLELLAN
Hassell H. McClellan
Director

/S/ WILLIAM J. MORGAN
William J. Morgan
Director

EXHIBIT INDEX

Barnes Group Inc.

Annual Report on Form 10-K
for the Year ended December 31, 2011

Exhibit No.	Description	Reference

2.1	Share and Asset Purchase Agreement dated November 17, 2011 between the Company, Caramba Holding GmBH and Berner SE.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed by the Company on November 17, 2011.

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
Incorporated by reference to Exhibit 3 to the Company’s report on Form 10-Q for the quarter ended March 31, 2006.

3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Company on February 14, 2011.

4.1	(i) Purchase Agreement among the Company and several initial purchasers named therein, dated March 6, 2007, relating to the Company’s 3.375% Convertible Senior Subordinated Notes due 2027.	Incorporated by reference to Exhibit 4.1 to Form 8-K, filed by the Company on March 7, 2007.

(ii) Indenture between the Company and The Bank of New York Trust Company, N.A., as Trustee under the Indenture, dated as of March 12, 2007, relating to the Company’s 3.375% Convertible Senior Subordinated Notes due 2027.
Incorporated by reference to Exhibit 4.3 to Form 8-K, filed by the Company on March 12, 2007.

(iii) Resale Registration Rights Agreement between the Company and Banc of America Securities LLC, as Representative of the Initial Purchasers, dated as of March 12, 2007, relating to the Company’s 3.375% Convertible Senior Subordinated Notes due 2027.
Incorporated by reference to Exhibit 4.4 to Form 8-K, filed by the Company on March 12, 2007.

4.2	(i) ISDA Master Agreement, dated as of March 6, 2008, between the Company and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 4.1(i) to the Company’s report on Form 10-Q for the quarter ended June 30, 2008.

	(ii) Schedule to Wells Fargo Bank, N.A. ISDA Master Agreement.	Incorporated by reference to Exhibit 4.1(ii) to the Company’s report on Form 10-Q for the quarter ended June 30, 2008.

	(iii) Schedule to JP Morgan Chase Bank, N.A. ISDA Master Agreement.	Incorporated by reference to Exhibit 4.2(i) to the Company’s report on Form 10-Q for the quarter ended June 30, 2008.

10.1	Fifth Amended and Restated Revolving Credit Facility Agreement dated September 27, 2011, among the Company and several commercial banks.	Incorporated by reference to Exhibit 4.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2011.

10.2*	Barnes Group Inc. Management Incentive Compensation Plan, amended October 22, 2008.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-K for the year ended December 31, 2008.

10.3*	Barnes Group Inc. Performance-Linked Bonus Plan for Selected Executive Officers, as amended February 8, 2011.	Incorporated by reference to Annex 1 to the Company's definitive proxy statement filed with the Securities and Exchange Commission on April 5, 2011.

Exhibit No.	Description	Reference

10.4*	Employment Agreement by and between the Company and Gregory F. Milzcik, as amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.1, on Form 8-K/A, filed by the Company on January 20, 2009.

10.5*	(i) Barnes Group Inc. Supplemental Senior Officer Retirement Plan, as amended and restated effective January 1, 2009.	Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-K for the year ended December 31, 2008.

	(ii) Amendment to the Barnes Group Inc. Supplemental Senior Officer Retirement Plan dated December 30, 2009.	Incorporated by reference to Exhibit 10.3(ii) to the Company’s report on Form 10-K for the year ended December 31, 2009.
10.6*	(i) Barnes Group Inc. Supplemental Executive Retirement Plan, as amended and restated effective February 8, 2010.	Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended March 31, 2010.

	(ii) Amended and Restated Supplemental Executive Retirement Plan effective April 1, 2012.	Field with this report.

10.7*	Barnes Group Inc. Senior Executive Enhanced Life Insurance Program, as amended and restated effective April 1, 2011.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2011.

10.8*	Barnes Group Inc. Enhanced Life Insurance Program, as amended and restated effective April 1, 2011.	Incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-Q for the quarter ended March 30, 2011.

10.9*	Form of Barnes Group Inc. Stock and Incentive Award Plan Performance Unit Award Agreement dated as of February 8, 2010.	Filed with this report.

10.10*	Form of Barnes Group Inc. Executive Officer Severance Agreement, as amended March 31, 2010.	Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2010.

10.11*	(i) Barnes Group Inc. Executive Separation Pay Plan, as amended and restated effective January 1, 2011.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2010.

	(ii) Barnes Group Inc. Executive Separation Pay Plan, as amended and restated effective January 1, 2012.	Filed with this report.

10.12*	(i) Barnes Group 2009 Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009.

	(ii) Trust Agreement between the Company and Fidelity Management Trust Company (Barnes Group 2009 Deferred Compensation Plan) dated September 1, 2009.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2009.

	(iii) Amendment to the Barnes Group 2009 Deferred Compensation Plan dated December 30, 2009.	Incorporated by reference to Exhibit 10.16(iii) to the Company’s Form 10-K for the year ended December 31, 2009.

	(iv) Amended and Restated the Barnes Group 2009 Deferred Compensation Plan effective as of April 1, 2012.	Filed with this report.

10.13*	Barnes Group Inc. Non-Employee Director Deferred Stock Plan, as amended and restated December 31, 2008.	Incorporated by reference to Exhibit 10.5 to the Company’s report on Form 10-K for the year ended December 31, 2008.

10.14*	Barnes Group Inc. Directors’ Deferred Compensation Plan, as amended and restated December 31, 2008.	Incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-K for the year ended December 31, 2008.

Exhibit No.	Description	Reference

10.15*	Form of Amended and Restated Contingent Dividend Equivalent Rights Agreement for officers.	Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2008.

10.16*	Barnes Group Inc. Trust Agreement for Specified Plans.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2010.

10.17*	Form of Incentive Compensation Reimbursement Agreement between the Company and certain Officers.	Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2010.

10.18*	Form of Indemnification Agreement between the Company and its Officers and Directors.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2010.

10.19*	Transition and Separation Agreement between the Company and Mr. Jerry W. Burris, dated June 14, 2011.	Incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on June 17, 2011.

10.20*	1991 Barnes Group Stock Incentive Plan, as amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-K for the year ended December 31, 2008.

10.21*	Barnes Group Inc. Amended Employee Stock and Ownership Program as further amended.	Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended March 31, 2003.

10.22*	(i) Barnes Group Inc. Stock and Incentive Award Plan, as amended December 31, 2008.	Incorporated by reference to Exhibit 10.15 to the Company’s report on Form 10-K for the year ended December 31, 2008.

	(ii) Barnes Group Inc. Stock and Incentive Award Plan, as amended March 15, 2010.	Incorporated by reference to Annex 1 to the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission on April 5, 2010.

	(iii) Amendment 2010-1 approved on December 9, 2010 to the Barnes Group Inc. Stock and Incentive Award Plan as amended March 15, 2010.	Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2010.

	(iv) Exercise of Authority Relating to the Stock and Incentive Award Plan, dated March 3, 2009.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2009.

10.23*	Form of Amended and Restated Restricted Stock Unit Award Agreement for Directors other than T. Albani.	Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2008.

10.24*	Form of Amended and Restated Restricted Stock Unit Award Agreement for T. Albani.	Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2008.

10.25*
Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant and Restricted Stock Unit Agreement for Directors dated as of February 8, 2011 (for non-management directors).
Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2011.

10.26*	Form of Non-Qualified Stock Option Agreement for employees grade 21 and up.	Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2008.

10.27*	Form of Amended and Restated Restricted Stock Unit Award Agreement for employees grade 21 and up.	Incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2008.

Exhibit No.	Description	Reference

10.28*	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant and Restricted Stock Unit Agreement for employees grade 21 and up dated as of February 8, 2011	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2011.

10.29*	Form of Barnes Group Inc. Stock and Incentive Award Plan Stock Option Summary of Grant and Stock Option Agreement for employees in grade 21 and up dated as of February 8, 2011.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2011.

10.30*	Form of Non-Qualified Stock Option Agreement for CEO.	Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2008.

10.31*	Form of Amended and Restated Restricted Stock Unit Award Agreement for CEO.	Incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2008.

10.32*	Form of Amended and Restated Performance Share Award Agreement for CEO.	Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2008.

10.33*	Form of Amended and Restated Contingent Dividend Equivalent Rights Agreement for CEO.	Incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2008.

10.34*	Form of Barnes Group Inc. Stock and Incentive Award Plan Amended and Restated Performance Share Award Agreement for Officers.	Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31, 2008.

10.35*
Form of Barnes Group Inc. Stock and Incentive Award Plan Performance Share Award Summary of Grant and Performance Share Award Agreement for Officers and Other Individuals as Designated by the Compensation and Management Development Committee dated as of February 8, 2011.
Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2011.

10.36*
Form of Barnes Group Inc. Stock and Incentive Award Plan Performance Share Award Summary of Grant and Performance Share Award Agreement for Officers and Other Individuals as Designated by the Compensation and Management Development Committee dated as of February 8, 2012.
Filed with this report.

10.37*	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant for Employees and Restricted Stock Unit Agreement dated February 8, 2012.	Filed with this report.

10.38*	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant for Directors and Restricted Stock Unit Agreement dated February 8, 2012 (for non-management directors).	Filed with this report.

10.39*	Barnes Group Inc. Retirement Benefit Equalization Plan, as amended and restated effective February 8, 2010	Incorporated by reference to Exhibit 10.3 to the Company's report on Form 10-Q for the quarter ended March 31, 2010.

21	List of Subsidiaries.	Filed with this report.

23	Consent of Independent Registered Public Accounting Firm.	Filed with this report.

31.1	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

Exhibit No.	Description	Reference

31.2	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

32	Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.

101.INS	XBRL Instance Document.	Furnished with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Furnished with this report.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Furnished with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Furnished with this report.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Furnished with this report.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Furnished with this report.
_________________________
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