Form 10-Q
period 2012-03-31
BARNES GROUP INC
filed 2012-04-27
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

The registrant had outstanding 54,245,991 shares of common stock as of April 25, 2012.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended March 31, 2012

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” under Part I - Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2012	2011
Net sales	$303,096	$289,590

Cost of sales	201,781	190,910
Selling and administrative expenses	68,302	67,963
	270,083	258,873
Operating income	33,013	30,717

Interest expense	2,368	3,655
Other expense (income), net	853	408
Income from continuing operations before income taxes	29,792	26,654
Income taxes	6,818	6,457
Income from continuing operations	22,974	20,197
Loss from discontinued operations, net of income tax benefits of $13 and $253	(767)	(1,125)
Net income	$22,207	$19,072

Per common share:
Basic:
Income from continuing operations	$0.42	$0.37
Loss from discontinued operations, net of income taxes	(0.01)	(0.02)
Net income	$0.41	$0.35
Diluted:
Income from continuing operations	$0.41	$0.36
Loss from discontinued operations, net of income taxes	(0.01)	(0.02)
Net income	$0.40	$0.34
Dividends	$0.10	$0.08

Weighted average common shares outstanding:
Basic	54,805,636	54,715,953
Diluted	55,455,579	55,603,892

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2012	2011
Net income	$22,207	$19,072
Other comprehensive income, net of tax
Unrealized gain on hedging activities, net of tax of $84 and $198, respectively	236	288
Foreign currency translation adjustments, net of tax of $717 and $1,493, respectively	14,709	18,146
Defined benefit pension and other postretirement benefits, net of tax of $1,017 and $425, respectively	1,205	322
Total other comprehensive income, net of tax	16,150	18,756
Total comprehensive income	$38,357	$37,828

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$77,489	$62,505
Accounts receivable, less allowances (2012 - $3,036; 2011 - $2,898)	205,642	200,460
Inventories	216,906	216,520
Deferred income taxes	27,363	28,829
Prepaid expenses and other current assets	24,623	21,680
Total current assets	552,023	529,994

Deferred income taxes	44,452	47,661

Property, plant and equipment	614,298	603,383
Less accumulated depreciation	(401,238)	(392,599)
	213,060	210,784

Goodwill	372,498	366,104
Other intangible assets, net	269,158	272,092
Other assets	14,227	13,730
Total assets	$1,465,418	$1,440,365

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$5,719	$12,364
Accounts payable	92,686	92,524
Accrued liabilities	60,734	92,250
Long-term debt - current	540	540
Total current liabilities	159,679	197,678

Long-term debt	369,550	333,148
Accrued retirement benefits	151,095	152,696
Other liabilities	35,666	34,443

Commitments and contingencies (Note 12)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2012 - 58,901,385 shares; 2011 - 58,593,802 shares)	589	586
Additional paid-in capital	322,281	316,251
Treasury stock, at cost (2012 - 4,680,118 shares; 2011 - 4,254,350 shares)	(91,393)	(79,569)
Retained earnings	576,855	560,186
Accumulated other non-owner changes to equity	(58,904)	(75,054)
Total stockholders' equity	749,428	722,400
Total liabilities and stockholders' equity	$1,465,418	$1,440,365

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2012	2011
Operating activities:
Net income	$22,207	$19,072
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	13,063	14,034
Amortization of convertible debt discount	537	610
Gain on disposition of property, plant and equipment	(97)	(104)
Stock compensation expense	2,100	2,102
Withholding taxes paid on stock issuances	(683)	(624)
Loss on the sale of businesses	767	—
Changes in assets and liabilities:
Accounts receivable	(1,512)	(25,739)
Inventories	1,091	1,561
Prepaid expenses and other current assets	(2,272)	(413)
Accounts payable	(672)	120
Accrued liabilities	(29,379)	(12,518)
Deferred income taxes	4,869	5,269
Long-term retirement benefits	(3,725)	(6,636)
Other	25	(1,385)
Net cash provided (used) by operating activities	6,319	(4,651)

Investing activities:
Proceeds from disposition of property, plant and equipment	135	114
Payments related to the sale of businesses	(363)	—
Capital expenditures	(7,281)	(12,488)
Other	(1,418)	(3,211)
Net cash used by investing activities	(8,927)	(15,585)

Financing activities:
Net change in other borrowings	(6,688)	(526)
Payments on long-term debt	(13,135)	(60,489)
Proceeds from the issuance of long-term debt	49,000	80,300
Proceeds from the issuance of common stock	3,324	7,759
Common stock repurchases	(11,141)	—
Dividends paid	(5,459)	(4,351)
Excess tax benefit on stock awards	1,227	492
Other	(65)	(83)
Net cash provided by financing activities	17,063	23,102

Effect of exchange rate changes on cash flows	529	511
Increase in cash and cash equivalents	14,984	3,377
Cash and cash equivalents at beginning of period	62,505	13,450
Cash and cash equivalents at end of period	$77,489	$16,827

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data.)
(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income, comprehensive income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2011 has been derived from the 2011 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

In the first quarter of 2012, the Company changed its organizational structure to align its strategic business units into three reportable business segments: Aerospace, Industrial and Distribution. See Note 11 for a description of the three reportable business segments.

Additionally, in the fourth quarter of 2011, the Company completed the sale of its Barnes Distribution Europe businesses (the "BDE" business). The BDE business was comprised of the Company's European KENT, Toolcom and BD France distribution businesses that were reported within the segment formerly referred to as Logistics and Manufacturing Services.

All previously reported financial information has been adjusted on a retrospective basis to reflect the segment realignment and the discontinued operations for all periods.

2. Discontinued Operations

On December 30, 2011, the Company sold substantially all of the assets of its BDE business to Berner SE (the "Purchaser") in a cash transaction pursuant to the terms of a Share and Asset Purchase Agreement ("SPA") among the Company, the Purchaser, and their respective relevant subsidiaries dated November 17, 2011. The Company received gross proceeds of $33,358, which represents the initial stated purchase price, and yielded net cash proceeds of $22,492 after consideration of cash sold, transaction costs paid and closing adjustments. The final amount of proceeds from the sale of the BDE business is subject to post-closing adjustments that are reflected in discontinued operations in 2012. The loss on the transaction for the period ended March 31, 2012 includes certain additional transaction costs and post closing adjustments. As required by the terms of the SPA, the Company was required to place €9,000 ($11,730 at March 31, 2012) of the proceeds in escrow to be used for any settlement of general representation and warranty claims. The funds will be released from escrow on August 31, 2012 unless there are any then pending claims. Cash related to a pending claim will remain in escrow until a final determination of the claim has been made. The Company has recorded the restricted cash in prepaid expenses and other current assets at March 31, 2012 and December 31, 2011.

The following amounts related to the BDE business were derived from historical financial information. The amounts have been segregated from continuing operations and reported as discontinued operations within the consolidated financial statements:

	Three months ended March 31,
	2012	2011
Net sales	$—	$29,164
Loss before income taxes	—	(914)
Income tax benefit	—	77
Loss from operations of discontinued businesses, net of income taxes	—	(837)
Loss on transaction	(780)	(464)
Income tax benefit on loss on sale	13	176
Loss on the sale of businesses	(767)	(288)
Loss from discontinued operations, net of income taxes	$(767)	$(1,125)

3. Net Income Per Common Share

For the purpose of computing diluted income from continuing operations and net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans and convertible senior subordinated notes. For the purpose of computing diluted income from continuing operations and net income per common share, the weighted-average number of common shares was increased by 649,943 and 887,939 for the three-month periods ended March 31, 2012 and 2011, respectively, to account for the potential dilutive effect of stock-based incentive plans. There were no adjustments to income from continuing operations or net income for the purposes of computing income available to common stockholders for those periods.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three-month periods ended March 31, 2012 and 2011, the Company excluded 307,113 and 1,144,683 stock options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options would have been anti-dilutive.

The Company granted 101,000 stock options, 161,204 restricted stock unit awards and 103,160 performance share awards in February 2012 as part of its annual grant award. All of the stock options and the restricted stock unit awards vest upon meeting certain service conditions. The restricted stock unit awards are included in basic average common shares outstanding as they contain nonforfeitable rights to dividend payments. The performance share awards are part of a long-term Relative Measure program, which is designed to assess the Company's performance relative to the performance of companies included in the Russell 2000 Index over the three-year term of the program ending December 31, 2014. The performance goals are independent of each other and based on three metrics: the Company's total shareholder return ("TSR"), basic earnings per share growth and operating income before depreciation and amortization growth (weighted equally). The participants can earn from zero to 250% of the target award and the award includes a forfeitable right to dividend equivalents, which are not included in the aggregate target award numbers. The fair value of the TSR portion of the performance share awards was determined using a Monte Carlo valuation method as the award contains a market condition.

The 3.375% convertible senior subordinated notes due in March 2027 (the “3.375% Convertible Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of March 31, 2012 was approximately $28.31 per share of common stock. The dilutive effect of the notes is determined based on the average closing price of the Company's stock for the last 30 trading days of the quarter as compared to the conversion price of the notes. Under the net share settlement method, there were no potential shares issuable under the notes as the notes would have been anti-dilutive for the three-month periods ended March 31, 2012 and 2011.

Effective April 5, 2011, the Company, through the trustee of its 3.75% convertible senior subordinated notes due in August 2025 (the "3.75% Convertible Notes"), exercised its right to redeem the remaining $92,500 principal amount of these notes under their indenture agreement. The Company elected to pay cash to holders of the notes surrendered for conversion, including the value of any residual shares of common stock that were payable to the holders electing to convert their notes into an equivalent share value. Accordingly, the potential shares issuable for the 3.75% Convertible Notes were not included in either basic or diluted weighted average common shares outstanding for the three-month period ended March 31, 2011.

4. Inventories

The components of inventories consisted of:

	March 31, 2012	December 31, 2011
Finished goods	$120,658	$121,984
Work-in-process	59,937	60,557
Raw material and supplies	36,311	33,979
	$216,906	$216,520

5. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended March 31, 2012:

	Aerospace	Industrial	Distribution	Total Company
January 1, 2012	$30,786	$192,544	$142,774	$366,104
Foreign currency translation	—	6,167	227	6,394
March 31, 2012	$30,786	$198,711	$143,001	$372,498

Other Intangible Assets:
Other intangible assets consisted of:

		March 31, 2012		December 31, 2011
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs (RSPs)	Up to 30	$293,700	$(48,343)	$293,700	$(46,367)
Customer lists/relationships	10	23,506	(17,940)	23,506	(17,292)
Patents, trademarks/trade names	5-30	18,622	(12,343)	18,622	(11,829)
Other	Up to 15	11,492	(4,757)	11,492	(4,454)
		347,320	(83,383)	347,320	(79,942)
Foreign currency translation		5,221	—	4,714	—
Other intangible assets		$352,541	$(83,383)	$352,034	$(79,942)

Average amortization of intangible assets for 2012 through 2016 is expected to approximate $16,000 per year.

6. Debt

The Company's debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios. The Company is in compliance with its debt covenants as of March 31, 2012, and closely monitors its future compliance based on current and anticipated future economic conditions.

Long-term debt and notes and overdrafts payable at March 31, 2012 and December 31, 2011 consisted of:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.375% Convertible Notes	$55,636	$62,870	$55,636	$59,038
Unamortized debt discount – 3.375% Convertible Notes	(4,796)	—	(5,333)	—
Revolving credit agreement	317,900	312,895	281,900	270,288
Borrowings under lines of credit and overdrafts	5,719	5,719	12,364	12,364
Foreign bank borrowings	1,350	1,350	1,485	1,642
	375,809	382,834	346,052	343,332
Less current maturities	(6,259)		(12,904)
Long-term debt	$369,550		$333,148

The 3.375% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. The note holders may also require the Company to redeem some or all of the notes at their par value on March 15th of 2014, 2017 and 2022. The 3.375% Convertible Notes are also eligible for conversion upon meeting certain conditions as provided in the indenture agreement. The eligibility for conversion is determined quarterly. During the first quarter of 2012, the 3.375% Convertible Notes were not eligible for conversion. During the second quarter of 2012, the 3.375% Convertible Notes will not be eligible for conversion. The notes are valued using quoted market prices that represent Level 2 observable inputs.

The Company maintains an amended and restated revolving credit agreement (the "Credit Agreement") with Bank of America, N.A. as the administrative agent. The $500,000 Credit Agreement matures in September 2016. Borrowings under the Credit Agreement bear interest at LIBOR plus a spread ranging from 1.10% to 1.70%. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings are valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

In addition, the Company has available approximately $15,000 in uncommitted short-term bank credit lines ("Credit Lines"), of which $5,500 and $12,000 were borrowed at March 31, 2012 and December 31, 2011, respectively. The interest rate for both periods was 2.17%. The Company had also borrowed $219 and $364 under overdraft facilities at March 31, 2012 and December 31, 2011, respectively. Repayments under the Credit Lines are due within seven days after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company also has foreign bank borrowings. The fair value of the foreign bank borrowings are based on observable Level 2 inputs. These instruments are valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

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

Financial instruments have been used by the Company to hedge its exposure to fluctuations in interest rates. The Company previously had two, three-year interest rate swap agreements which together converted the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 2.947% plus the borrowing spread and were accounted for as cash flow hedges. These agreements matured in the first quarter of 2011. The Company did not have any interest rate swap agreements outstanding during the three-month period ended March 31, 2012.

The Company also uses financial instruments to hedge its exposures to fluctuations in foreign currency exchange rates. The Company has various contracts outstanding which primarily hedge recognized assets or liabilities, and anticipated transactions in various currencies including the British pound sterling, U.S. dollar, Euro, Singapore dollar, Swedish krona and Swiss franc. Certain foreign currency derivative instruments are treated as cash flow hedges of forecasted transactions.  All foreign exchange contracts are due within two years.

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

The following table sets forth the fair value amounts of derivative instruments held by the Company.

	March 31, 2012		December 31, 2011
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts	$595	$—	$276	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	252	(93)	28	(976)
Total derivatives	$847	$(93)	$304	$(976)

Asset derivatives are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Liability derivatives are recorded in accrued liabilities in the accompanying consolidated balance sheets.

The following table sets forth the gain (loss), net of tax, recorded in accumulated other non-owner changes to equity for the three-month periods ended March 31, 2012 and 2011 for derivatives held by the Company and designated as hedging instruments.

	Three months ended March 31,
	2012	2011
Cash flow hedges:
Interest rate contracts	$—	$422
Foreign exchange contracts	236	(134)
	$236	$288

Amounts included within accumulated other non-owner changes to equity that were reclassified to income during the first three months of 2011 related to the interest rate swaps resulted in a fixed rate of interest of 2.947% plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings through the date of maturity. The amounts reclassified for the foreign exchange contracts were not material in any period presented. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the three-month periods ended March 31, 2012 and 2011.

The following table sets forth the gains (losses) recorded in other expense (income), net in the consolidated statements of income for the three-month periods ended March 31, 2012 and 2011 for non-designated derivatives held by the Company. Such amounts were substantially offset by (losses) gains recorded on the underlying hedged asset or liability.

	Three months ended March 31,
	2012	2011
Foreign exchange contracts	$1,057	$(1,058)

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

Level 3	Unobservable inputs for the asset or liability

The following table provides the financial assets and financial liabilities reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012
Asset derivatives	$847	$—	$847	$—
Liability derivatives	(93)	—	(93)	—
Rabbi trust assets	1,922	1,922	—	—
	$2,676	$1,922	$754	$—

December 31, 2011
Asset derivatives	$304	$—	$304	$—
Liability derivatives	(976)	—	(976)	—
Rabbi trust assets	1,494	1,494	—	—
	$822	$1,494	$(672)	$—

The derivative contracts are valued using observable current market information as of the reporting date such as foreign currency spot and forward rates. The fair values of rabbi trust assets are based on quoted market prices from various financial exchanges.

9. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three months ended March 31,
Pensions	2012	2011
Service cost	$1,613	$1,569
Interest cost	5,322	5,572
Expected return on plan assets	(8,033)	(7,900)
Amortization of prior service cost	211	275
Recognized losses	2,759	1,332
Net periodic benefit cost	$1,872	$848

	Three months ended March 31,
Other Postretirement Benefits	2012	2011
Service cost	$77	$95
Interest cost	680	739
Amortization of prior service credit	(396)	(286)
Recognized losses	286	164
Net periodic benefit cost	$647	$712

10. Income Taxes

The Company's effective tax rate from continuing operations for the first quarter of 2012 was 22.9%. In 2011, the Company's effective tax rate from continuing operations was 24.2% in the first quarter and 21.7% for the full year. The increase in the 2012 effective tax rate from the full year 2011 rate was primarily driven by the projected change in the mix of earnings attributable to higher-taxing jurisdictions or jurisdictions where losses cannot be benefited in 2012 partially offset by the impact of a decrease in the planned repatriation of a portion of current year foreign earnings to the U.S.

The Company was awarded multi-year Pioneer tax status by the Ministry of Trade and Industry in Singapore for the production of certain engine components by the Aerospace aftermarket business, the earliest of which was granted in August 2005 retroactive to October 2003. In 2010, the Pioneer tax status for certain of the Company's engine components was awarded a two-year extension in exchange for capital investment commitments. The Pioneer tax status is generally awarded for periods of seven to nine years from the effective date and the first two are scheduled to expire in the second half of 2012.

11. Information on Business Segments

In the first quarter of 2012, the Company changed its organizational structure to align its strategic business units into three reportable business segments: Aerospace, Industrial and Distribution. The Company is organized based upon the nature of its products and services. Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The Company has not aggregated operating segments for purposes of identifying reportable segments.

The Aerospace segment produces precision-machined and fabricated components and assemblies for original equipment manufacturer (“OEM”) turbine engine, airframe and industrial gas turbine builders throughout the world, and for the military. Aerospace also provides jet engine component overhaul and repair services for many of the world's major turbine engine manufacturers, commercial airlines and the military. In addition, Aerospace manufactures and provides aerospace aftermarket spare parts and provides repair services for aerospace engine components. The Industrial segment is a global supplier of high quality manufactured precision components for critical applications serving diverse industrial end markets such as transportation, energy, electronics, medical and consumer products. The Distribution segment is an industry leader in logistics support through vendor managed inventory and technical sales for maintenance, repair, operating and production supplies, as well as the design, assembly and distribution of engineered supplies for the global industrial base.

The following tables set forth information about the Company's operations by its three reportable business segments:

	Three months ended March 31,
	2012	2011
Net sales
Aerospace	$97,250	$90,560
Industrial	115,348	111,430
Distribution	93,425	89,912
Intersegment sales	(2,927)	(2,312)
Total net sales	$303,096	$289,590

Operating profit
Aerospace	$14,218	$13,683
Industrial	10,105	10,958
Distribution	8,690	6,076
Total operating profit	33,013	30,717
Interest expense	2,368	3,655
Other expense (income), net	853	408
Income from continuing operations before income taxes	$29,792	$26,654

	March 31, 2012	December 31, 2011
Assets
Aerospace	$534,397	$544,943
Industrial	473,387	453,279
Distribution	284,357	278,139
Other (A)	173,277	164,004
Total assets	$1,465,418	$1,440,365

(A) "Other" assets include corporate-controlled assets, the majority of which are cash and deferred tax assets.

12. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not material as of March 31, 2012 and December 31, 2011.

The Company was named in a lawsuit arising out of an alleged breach of contract and implied warranty by a customer of Toolcom Suppliers Limited (“Toolcom”), a business previously included within the former Logistics and Manufacturing Services segment, related to the sale of certain products prior to the Company’s 2005 acquisition of Toolcom. In 2006, the plaintiff filed the lawsuit in civil court in Scotland and asserted that certain products sold were not fit for a particular use and claims approximately 5,500 pounds sterling (approximately $8,800 at March 31, 2012) in damages, plus interest at the statutory rate of 8% per annum and costs. The court found that Toolcom was in breach of contract and implied warranty, and ordered Toolcom to pay a portion of the plaintiff’s attorneys’ fees. The court has not made determinations as to causation and damages. Although the Company intends to vigorously defend its position with respect to causation and damages, based on reviews of the currently available information and acknowledging the uncertainties of litigation, management has provided for what it believes to be a reasonable estimate of loss exposure. While it is currently not possible to determine the ultimate outcome of this matter, the Company believes that any ultimate losses would not be expected to have a material adverse effect on the Company’s consolidated financial position or cash flows, but could be material to the consolidated results of operations of any one period.

Income Taxes

In connection with an IRS audit for the tax years 2000 through 2002, the IRS proposed adjustments to these tax years of approximately $16,500, plus a potential penalty of 20% of the tax assessment plus interest. The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries. The Company filed an administrative protest of these adjustments. In the third quarter of 2009, the Company was informed that its protest was denied and a tax assessment was received from the Appeals Office of the IRS. In November 2009, the Company filed a petition against the IRS in the U.S. Tax Court contesting the tax assessment received. As expected, a trial was held in the first quarter of 2012. The Court has scheduled briefs to be filed by the parties in the third quarter of 2012 and a decision is expected late in the fourth quarter of 2012 or in the first half of 2013. Depending on the outcome, an appeal by either party is possible. The Company continues to believe its tax position on the issues raised by the IRS is correct and the Company plans to continue to take appropriate actions to vigorously defend its position. The Company believes it should prevail on this issue. While any additional impact on the Company's liability for income taxes cannot presently be determined, the Company continues to believe it is adequately provided for and the outcome is not expected to have a material effect on the Company's consolidated financial position or cash flows, but could be material to the consolidated results of operations of any one period.

13. Accounting Changes
In May 2011, the Financial Accounting Standards Board ("FASB") amended its guidance related to fair value measurement and disclosure. The amended guidance generally clarifies existing measurement and disclosure requirements and results in greater consistency between U.S. GAAP and IFRS. The provisions of the amended guidance were effective for the Company in the first quarter of 2012. The Company has adopted the provisions of the amended accounting standard within Notes 6 and 8 of the Consolidated Financial Statements.
In June 2011, the FASB amended its guidance related to the presentation of other comprehensive income. The amended guidance requires the presentation of other comprehensive income and its components either (1) together with the components of net income in one continuous statement of comprehensive income or (2) as a separate statement immediately following the statement of income with equal prominence. The provisions of the amended guidance were effective for the Company in the first quarter of 2012 and were applied retrospectively within the Consolidated Statements of Comprehensive Income.
In September 2011, the FASB amended its guidance related to the periodic testing of goodwill for impairment. This guidance will allow companies to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test may not be necessary. The provisions of the amended guidance was effective for the Company in the first quarter of 2012. The Company will perform its annual impairment testing of goodwill pursuant to this guidance during the second quarter of 2012.
__________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month periods ended March 31, 2012 and 2011, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 27, 2012 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of March 31, 2012 and the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2012 and March 31, 2011 and the consolidated statements of cash flows for the three-month periods ended March 31, 2012 and March 31, 2011. This interim financial information is the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011, and the related consolidated statements of income, of changes in stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated February 21, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP Hartford, Connecticut
April 27, 2012

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Please refer to the Overview in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The Annual Report on Form 10-K and other documents related to the Company are located on the Company's website: www.bginc.com.

In the first quarter of 2012, the Company changed its organizational structure to align its strategic business units into three reportable business segments: Aerospace, Industrial and Distribution.

Additionally, in the fourth quarter of 2011, the Company completed the sale of its Barnes Distribution Europe businesses (the "BDE" business). The BDE business was comprised of the Company's European KENT, Toolcom and BD France distribution businesses that were reported within the segment formerly referred to as Logistics and Manufacturing Services.

All previously reported financial information has been adjusted on a retrospective basis to reflect the segment realignment and the discontinued operations for all periods.

Aerospace

Aerospace produces precision-machined and fabricated components and assemblies for original equipment manufacturer ("OEM") turbine engine, airframe and industrial gas turbine builders throughout the world, and the military. Aerospace also provides jet engine component overhaul and repair services for many of the world's major turbine engine manufacturers, commercial airlines and the military. Activities include the manufacture and delivery of aerospace aftermarket spare parts, including the revenue sharing programs (“RSPs”) under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program, and component repairs.

Aerospace's manufacturing business competes with both the leading jet engine OEMs and a large number of machining and fabrication companies. Competition is based mainly on quality, engineering and technical capability, product breadth, timeliness, service and price. Aerospace's machining and fabrication operations, with facilities in Arizona, Connecticut, Michigan, Ohio, Utah and Singapore, produce critical engine and airframe components through technically advanced processes.

The aerospace aftermarket business competes with aerospace OEMs, service centers of major commercial airlines and other independent service companies for the repair and overhaul of turbine engine components. The manufacturing and supplying of aerospace aftermarket spare parts, including the RSPs, are dependent upon the reliable and timely delivery of high-quality components. Aerospace's aftermarket facilities, located in Connecticut, Ohio and Singapore, specialize in the repair and refurbishment of highly engineered components and assemblies such as cases, rotating air seals, shrouds and honeycomb air seals.

Industrial

Industrial is a global supplier of engineered components for critical applications focused on providing solutions for a diverse industrial and transportation customer base. It is equipped to produce virtually every type of precision spring, from fine hairsprings for electronics and instruments to large heavy-duty springs for machinery. It is also a leading manufacturer and supplier of precision mechanical products, including precision mechanical springs, compressor reed valves and nitrogen gas products. Industrial also manufactures high-precision punched and fine-blanked components used in transportation and industrial applications, nitrogen gas springs and manifold systems used to precisely control stamping presses, and retention rings that position parts on a shaft or other axis.

Industrial has a diverse customer base with products purchased by durable goods manufacturers located around the world in industries including transportation, consumer products, farm equipment, telecommunications, medical devices, home appliances and electronics. Long-standing customer relationships enable Industrial to participate in the design phase of components and assemblies through which customers receive the benefits of manufacturing research, testing and evaluation. Products are sold primarily through its direct sales force and a global distribution channel.

Industrial competes with a broad base of large and small companies engaged in the manufacture and sale of custom metal components and assemblies and competes on the basis of quality, service, reliability of supply, engineering and technical capability, product breadth, innovation, design, and price.

Industrial has manufacturing, sales, assembly, and distribution operations in the United States, Brazil, Canada, China, Germany, Korea, Mexico, Singapore, Sweden, Switzerland and Thailand.

Distribution

Distribution provides value-added logistics support services including inventory management, technical sales, and supply chain solutions for maintenance, repair, operating, and production supplies and services. The global operations are engaged in supplying, servicing and engineering of maintenance, repair and operating components. Activities include logistics support through vendor-managed inventory and technical sales for stocked replacement parts and other products, catalog offerings and custom solutions. Key business drivers include a value proposition centered on customer service, delivery, multiple sales channels, procurement systems, and strong customer relationships.

Distribution has sales, distribution, and assembly operations in the United States, Brazil, Canada, China, France, Mexico, Singapore, Spain and the United Kingdom. Products and services are available in more than 30 countries. The Distribution segment faces active competition throughout the world. The products and services offered are not unique, and its competitors provide substantially similar products and services. Competition comes from local, regional, and national maintenance and repair supply distributors and specialty manufacturers of springs, gas struts and engineered hardware. Service alternatives, timeliness and reliability of supply, price, technical capability, product breadth, quality and overall customer service are important competitive factors.

First Quarter 2012 Highlights

In the first quarter of 2012, sales increased 4.7% from the first quarter of 2011 to $303.1 million primarily as a result of organic sales growth in each business segment due to improved end-market conditions. In the Aerospace segment, the aftermarket business continues to reflect strong levels of overhaul and repair activity. Continued growth in the the aerospace OEM business also contributed to this sales increase. At Industrial, sales in the first quarter of 2012 were favorably impacted by continued demand in transportation end-markets with particular strength in the North American automotive market. In the Distribution segment, the broad end-markets of the distribution businesses, primarily in North America, continued to show improvements.

Operating income in the first quarter of 2012 increased 7.5% to $33.0 million from the first quarter of 2011 and operating income margin increased from 10.6% to 10.9%. Margins benefited from the profit flow through of increased sales volumes within the North American distribution businesses and improved productivity resulting from lower cost structures due to previous actions taken within the Distribution segment. These benefits to margin, however, were partially offset by higher costs associated with investments in new product introductions and pension plans, and a shift in mix resulting from the sale of certain lower margin products.

RESULTS OF OPERATIONS

Net Sales

	Three months ended March 31,
(in millions)	2012	2011	Change
Aerospace	$97.3	$90.6	$6.7	7.4%
Industrial	115.3	111.4	3.9	3.5%
Distribution	93.4	89.9	3.5	3.9%
Intersegment sales	(2.9)	(2.3)	(0.6)	(26.6)%
Total	$303.1	$289.6	$13.5	4.7%

The Company reported net sales of $303.1 million in the first quarter of 2012, an increase of $13.5 million or 4.7%, from the first quarter of 2011. The sales increase reflected $14.5 million of organic sales growth which included an increase of $6.7 million at Aerospace, $4.7 million at Industrial and $3.7 million at Distribution. The strengthening of the U.S. dollar against foreign currencies, primarily in Europe and Brazil, decreased net sales by approximately $1.0 million in the first quarter of 2012 of which $0.8 million related to Industrial and $0.2 million related to Distribution.

Expenses and Operating Income

	Three months ended March 31,
(in millions)	2012	2011	Change
Cost of sales	$201.8	$190.9	$10.9	5.7%
% sales	66.6%	65.9%
Gross profit (1)	$101.3	$98.7	$2.6	2.7%
% sales	33.4%	34.1%
Selling and administrative expenses	$68.3	$68.0	$0.3	0.5%
% sales	22.5%	23.5%
Operating income	$33.0	$30.7	$2.3	7.5%
% sales	10.9%	10.6%
(1) - Sales less cost of sales.

Cost of sales in the first quarter of 2012 increased 5.7% from the 2011 period due primarily to the increase in sales. The increase in cost of sales exceeded the percentage increase in sales and resulted in a reduction in gross profit margin from 34.1% in the 2011 period to 33.4% in the 2012 period. The decline was driven primarily by higher costs associated with investments in new product introductions and pensions, and a shift in mix resulting from the sale of lower margin products. Selling and administrative expenses in the first quarter of 2012 increased 0.5% from the first quarter of 2011 due primarily to the increase in sales. As a percentage of sales, selling and administrative costs decreased from 23.5% in the first quarter of 2011 to 22.5% in the first quarter of 2012. As a result, operating income in the first quarter of 2012 increased 7.5% to $33.0 million from the first quarter of 2011 and operating income margin increased from 10.6% to 10.9%.

Interest expense
Interest expense decreased $1.3 million in the first quarter of 2012 to $2.4 million primarily as a result of lower average interest rates, following the redemption of the 3.75% Convertible Notes in April 2011 and the maturity of the interest rate swaps in March 2011. The redemption of the 3.75% Convertible Notes, which were funded with the variable rate credit facility (the "Credit Facility"), resulted in a higher portion of the Company's outstanding debt being carried at a lower average interest rate.

Other expense (income), net
Other expense (income), net in the first quarter of 2012 was $0.9 million compared to $0.4 million in the first quarter of 2011. The expense recorded during the first quarter of 2012 reflects foreign exchange transaction losses of $0.9 million compared with foreign exchange transaction losses of $0.2 million in the first quarter of 2011.

Income Taxes
The Company's effective tax rate from continuing operations for the first quarter of 2012 was 22.9%. In 2011, the Company's effective tax rate from continuing operations was 24.2% in the first quarter and 21.7% for the full year. The increase in the 2012 effective tax rate from the full year 2011 rate was primarily driven by the projected change in the mix of earnings attributable to higher-taxing jurisdictions or jurisdictions where losses cannot be benefited in 2012 partially offset by the impact of a decrease in the planned repatriation of a portion of current year foreign earnings to the U.S.

The Company was awarded multi-year Pioneer tax status by the Ministry of Trade and Industry in Singapore for the production of certain engine components by the Aerospace aftermarket business, the earliest of which was granted in August 2005 retroactive to October 2003. In 2010, the Pioneer tax status for certain of the Company's engine components was awarded a two-year extension in exchange for capital investment commitments. The Pioneer tax status is generally awarded for periods of seven to nine years from the effective date and the first two are scheduled to expire in the second half of 2012.

In connection with an IRS audit for the tax years 2000 through 2002, the IRS proposed adjustments to these tax years of approximately $16.5 million, plus a potential penalty of 20% of the tax assessment plus interest. The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries. The Company filed an administrative protest of these adjustments. In the third quarter of 2009, the Company was informed that its protest was denied and a tax assessment was received from the Appeals Office of the IRS. In November 2009, the Company filed a petition against the IRS in the U.S. Tax Court contesting the tax assessment received. As expected, a trial was held in the first quarter of 2012. The Court has scheduled briefs to be filed by the parties in the third quarter of 2012 and a decision is expected late in the fourth quarter of 2012 or in the first half of 2013. Depending on the outcome, an appeal by either party is possible. The Company continues to believe its tax position on the issues raised by the IRS is correct and the Company plans to continue to take appropriate actions to vigorously defend its position. The Company believes it should prevail on this issue. While any additional impact on the Company's liability for income taxes cannot presently be determined, the Company continues to believe it is adequately provided for and the outcome is not expected to have a material effect on the Company's consolidated financial position or cash flows, but could be material to the consolidated results of operations of any one period.

Income and Income per Share

	Three months ended March 31,
(in millions, except per share)	2012	2011	Change
Income from continuing operations	$23.0	$20.2	$2.8	13.7%
Loss from discontinued operations, net of income taxes	(0.8)	(1.1)	0.4	31.8
Net income	$22.2	$19.1	$3.1	16.4%
Per common share:
Basic:
Income from continuing operations	$0.42	$0.37	$0.05	13.5%
Loss from discontinued operations, net of income taxes	(0.01)	(0.02)	0.01	50.0
Net income	$0.41	$0.35	$0.06	17.1%
Diluted:
Income from continuing operations	$0.41	$0.36	$0.05	13.9%
Loss from discontinued operations, net of income taxes	(0.01)	(0.02)	0.01	50.0
Net income	$0.40	$0.34	$0.06	17.6%
Weighted average common shares outstanding:
Basic	54.8	54.7	0.1	0.2%
Diluted	55.5	55.6	(0.1)	(0.3)%

In the first quarter of 2012, basic and diluted income from continuing operations per common share increased 13.5% and 13.9%, respectively, from the first quarter of 2011. The increases were directly attributable to the increases in income from continuing operations year over year. Basic weighted average common shares outstanding increased slightly as a result of employee stock plan activity throughout 2011. The increase was partially offset by the repurchase of 1,509,156 shares and 400,000 shares during 2011 and 2012, respectively. Diluted weighted average shares outstanding decreased slightly as a result of a decrease in potentially issuable shares under employee stock plans. The decrease was partially offset by an increase in basic weighted average shares outstanding and a higher dilutive effect of remaining potentially issuable shares driven by an increase in the Company's stock price.

Financial Performance by Business Segment

Aerospace

	Three months ended March 31,
(in millions)	2012	2011	Change
Sales	$97.3	$90.6	$6.7	7.4%
Operating profit	14.2	13.7	0.5	3.9%
Operating margin	14.6%	15.1%

The Aerospace segment reported sales of $97.3 million in the first quarter of 2012, a 7.4% increase from the first quarter of 2011, with both the aftermarket and the OEM manufacturing businesses experiencing sales growth. The aftermarket business continued to reflect strong levels of overhaul and repair activity during the first quarter of 2012.

Operating profit at Aerospace in the first quarter of 2012 increased 3.9% from the first quarter of 2011 to $14.2 million. The increase was driven primarily by the profit impact of higher sales volumes. Operating profit increases for the segment were mostly offset by higher levels of management fees related to the aftermarket RSP spare parts business and an unfavorable sales mix.

Outlook: Sales in the aerospace OEM business are impacted by the general state of the aerospace market driven by the worldwide economy and are driven by its order backlog through its participation in certain strategic commercial and military engine and airframe programs. Backlog in this business was $485.1 million at March 31, 2012, of which approximately 52% is expected to be shipped in the next 12 months. The aerospace OEM business may be impacted by adjustments of customer inventory levels, commodity availability and pricing, changes in the content levels on certain platforms including insourcing, changes in production schedules of specific engine and airframe programs, as well as the pursuit of new programs. Near-term sales levels in the aerospace aftermarket business are expected to continue reflecting recent trends towards improving maintenance, repair and overhaul activity, but may be negatively impacted by short-term fluctuations in demand. Management continues to believe its aerospace aftermarket business is favorably positioned based on strong customer relationships including long-term maintenance and repair contracts in the overhaul and repair business, improvement in demand in the aftermarket spare parts businesses, expanded capabilities and current capacity levels.

Management is focused on growing operating profit at Aerospace primarily through organic sales growth, productivity initiatives, new product introductions and continued cost management. Operating profit is expected to continue to be affected by the profit impact of the changes in sales volume and sales mix, particularly as it relates to the highly profitable aftermarket RSP spare parts business, and investments made in each of its businesses. Management actively manages commodity price increases through pricing actions and other productivity initiatives. In addition, the highly profitable aftermarket RSPs are expected to continue to be impacted by the management fees payable to the customer which generally increase in the fourth or later years of each program. These and other similar fees are deducted from sales and temper sales growth of the aftermarket RSPs and operating margin. Costs associated with increases in new product introductions may also negatively impact operating profit.

Industrial

	Three months ended March 31,
(in millions)	2012	2011	Change
Sales	$115.3	$111.4	$3.9	3.5%
Operating profit	10.1	11.0	(0.9)	(7.8)%
Operating margin	8.8%	9.8%

Sales at Industrial were $115.3 million in the first quarter of 2012, a 3.5% increase from the first quarter of 2011, due primarily to organic sales increases of $4.7 million. The organic sales growth was primarily driven by increases in the industrial manufacturing businesses based in North America reflecting improvements in the transportation industry, including automotive. The negative impact of foreign currency translation decreased sales by approximately $0.8 million as the U.S. dollar strengthened against foreign currencies primarily in Europe and Brazil.

Operating profit in the first quarter of 2012 at Industrial was $10.1 million, a decrease of 7.8% from the first quarter of 2011. The decline was driven primarily by higher costs associated with investments in new product introductions, a shift in mix resulting from the sale of lower margin products and outsourcing certain manufacturing processes. The Company is currently expanding one of its facilities that is outsourcing these manufacturing processes. This expansion is ongoing and management plans to bring these processes in-house during 2012. The expansion, however, has generated temporary factory inefficiencies that have contributed to the decline in operating profit during the first quarter of 2012. Partially offsetting these declines was the profit impact of higher sales levels in 2012.

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

Operating profit is largely dependent on the sales volumes and mix within all businesses of the segment. Management continues to focus on improving profitability through organic sales growth, pricing initiatives, lean productivity and process improvements and investments to reduce outsourcing costs related to certain manufacturing processes. Management actively manages commodity price increases through pricing and productivity initiatives. Costs associated with increases in new product introductions may negatively impact operating profit.

Distribution

	Three months ended March 31,
(in millions)	2012	2011	Change
Sales	$93.4	$89.9	$3.5	3.9%
Operating profit	8.7	6.1	2.6	43.0%
Operating margin	9.3%	6.8%

The Distribution segment reported sales of $93.4 million in the first quarter of 2012, a 3.9% increase from the first quarter of 2011. Organic sales improved by $3.7 million, while the negative impact of foreign currency translation decreased sales by approximately $0.2 million as the U.S. dollar strengthened against foreign currencies. The most significant improvements occurred in the North American distribution business due to continued strength in the end-markets served.

Operating profit at Distribution in the first quarter of 2012 increased 43.0% from the first quarter of 2011 to $8.7 million. This increase was driven primarily by the profit impact of higher sales volumes and lower cost structures in the North American distribution business. Operating profit increases for the segment were partially offset by a shift in mix resulting from the sale of lower margin products.

Outlook: Organic sales levels in the Distribution segment are largely dependent upon the economy in the regions served, the retention of its customers and continuation of existing sales volumes to such customers, and the effectiveness and size of its sales force. Both near-term and long-term economic conditions remain uncertain as customers within our distribution businesses continue to manage costs and inventory levels. Management believes future sales growth may result from improvements in economic and end-market conditions, pricing initiatives, and investments in market penetration activities and sales force productivity initiatives.

Management is focused on growing operating profit at Distribution primarily through organic sales growth, productivity initiatives and continued cost management. Operating profit is expected to continue to be affected by the profit impact of the changes in sales volume and sales mix. Management actively manages supplier price increases through pricing actions and other productivity initiatives.

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

The Company's ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow and working capital management, and anticipates that operating activities in 2012 will generate adequate cash. The Company closely monitors its cash generation, usage and preservation including the management of working capital to generate cash.

The Company's 3.375% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. The note holders may also require the Company to redeem some or all of the 3.375% Convertible Notes on March 15th of 2014, 2017 and 2022.

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities and currently expects that its bank syndicate, comprised of 15 banks, will continue to support the $500.0 million Credit Facility which matures in September 2016. At March 31, 2012, the Company has $182.1 million unused and available for borrowings under its $500.0 million Credit Facility, subject to covenants in the Company's debt agreements. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements.

The Company closely monitors compliance with its various debt covenants. The Company's most restrictive financial covenant is the Senior Debt Ratio which requires the Company to maintain a ratio of Consolidated Senior Debt, as defined in the Amended and Restated Credit Agreement ("Credit Agreement"), to Consolidated EBITDA, as defined, of not more than 3.25 times at March 31, 2012. The actual ratio at March 31, 2012 was 1.76 times. The Company's debt agreements also contain other financial covenants that require the maintenance of a certain other debt ratio (Consolidated Total Debt, as defined, to

Consolidated EBITDA of not more than 4.00 times) and a certain interest coverage ratio (Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of at least 4.25 times) at March 31, 2012. The Company is in compliance with its debt covenants as of March 31, 2012.

In April 2012, the Company entered into five-year interest rate swap agreements transacted with three banks which together convert the interest on the first $100.0 million of borrowings under the Company’s Credit Agreement from a variable rate plus the borrowing spread to a fixed rate of 1.03% plus the borrowing spread for the purpose of mitigating its exposure to variable interest rates.

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

Cash Flow

	Three months ended March 31,
(in millions)	2012	2011	Change
Operating activities	$6.3	$(4.7)	$11.0
Investing activities	(8.9)	(15.6)	6.7
Financing activities	17.1	23.1	(6.0)
Exchange rate effect	0.5	0.5	—
Increase in cash	$15.0	$3.4	$11.6

Operating activities provided $6.3 million in cash in the first three months of 2012 and used $4.7 million in the first three months of 2011. In the first quarter of 2012, operating cash flows were impacted by improved operating performance offset by higher cash payments for accrued employee incentive compensation which was earned in 2011 and paid in the first quarter of 2012. In addition, a continued focus on working capital reductions resulted in a lower use of cash than in the 2011 period. An increase in receivables, driven by higher levels of sales growth, generated significant cash outflows in the comparable 2011 period. Receivables growth in the 2012 period was tempered by lower levels of sales growth. The cash generated from operations in the 2012 period, together with borrowings under the Company's credit agreements, was primarily used for capital expenditures, the repurchase of stock and the payment of dividends.

Investing activities in the 2012 period primarily consisted of capital expenditures of $7.3 million compared to $12.5 million in the 2011 period. The higher expenditures in the 2011 period related primarily to the purchase of previously leased equipment. The Company expects capital spending in 2012 to approximate $45 to $50 million.

Cash provided by financing activities in the first three months of 2012 included a net increase in borrowings of $29.2 million compared to a net increase in borrowings of $19.3 million in the comparable 2011 period. In the 2012 period, net borrowings, together with cash generated from operations, were used for capital expenditures, the repurchase of common stock, dividends and the funding of accrued employee incentive compensation payments. In the 2011 period, however, net borrowings were used to finance working capital requirements, capital expenditures, dividends and the payment of accrued employee incentive compensation. Proceeds from the issuance of common stock decreased $4.4 million in the 2012 period from the 2011 period primarily as a result of higher stock option exercises in the 2011 period. Total cash used to pay dividends was $5.5 million in the 2012 period compared to $4.4 million in the 2011 period. During the three months ended March 31, 2012, the Company repurchased 0.4 million shares of the Company's stock at a cost of $11.1 million under the terms of its publicly announced repurchase program. The repurchase program, announced on October 20, 2011 (the "2011 Program"), authorized the repurchase of up to 5.0 million shares of the Company's common stock. As of March 31, 2012, the Company had repurchased 0.9 million shares of the Company's common stock under the 2011 Program.

At March 31, 2012, the Company held $77.5 million in cash and cash equivalents, the majority of which are held by foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may continue to increase in the near term. These balances are available primarily to fund international investments. The Company has not repatriated any portion of current year foreign earnings to the U.S. during the first quarter of 2012; however, repatriations of current year foreign earnings are planned during the remainder of 2012.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At March 31, 2012, $317.9 million was borrowed at an interest rate of 1.36% under the Company's $500.0 million Credit Facility which matures in September 2016. As of March 31, 2012, the Company had borrowed $5.5 million under its short-term bank credit lines. At March 31, 2012, the Company's total borrowings are comprised of approximately 15% fixed rate debt and approximately 85% variable rate debt.

Debt Covenants

Borrowing capacity is limited by various debt covenants in the Company's debt agreements. As of March 31, 2012 the most restrictive borrowing capacity covenant in any agreement requires the Company to maintain a maximum ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times for the four fiscal quarters then ending. The Company's debt agreements also contain other financial covenants that require the maintenance of a certain other debt ratio, Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times and a certain interest coverage ratio, Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of at least 4.25 times, at March 31, 2012. Following is a reconciliation of Consolidated EBITDA to the Company's net income (in millions):

Four fiscal quarters ended March 31, 2012
Net income	$67.9
Add back:
Interest expense	9.0
Income taxes	25.7
Depreciation and amortization	57.9
Loss from discontinued operations, net of income taxes	26.5
Other adjustments	(2.0)
Consolidated EBITDA, as defined	$185.0

Consolidated Senior Debt, as defined, as of March 31, 2012	$325.0
Ratio of Consolidated Senior Debt to Consolidated EBITDA	1.76
Maximum	3.25
Consolidated Total Debt, as defined, as of March 31, 2012	$380.6
Ratio of Consolidated Total Debt to Consolidated EBITDA	2.06
Maximum	4.00
Consolidated Cash Interest Expense, as defined, as of March 31, 2012	$6.9
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	26.82
Minimum	4.25

Other adjustments primarily represent net gains on the sale of assets, depreciation and amortization associated with the discontinued operations and due diligence and transaction expenses as permitted under the Credit Agreement. Consolidated Total Debt excludes the debt discount related to the 3.375% Convertible Notes. The Company's financial covenants are measured as of the end of each fiscal quarter. At March 31, 2012, additional borrowings of $359.4 million of Total Debt and $276.3 million of Senior Debt would have been allowed under the covenants. The Company's unused credit facilities at March 31, 2012 were $182.1 million.

OTHER MATTERS

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The most significant areas involving management judgments and estimates are described in Management's Discussion and Analysis of Financial Conditions and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to such judgments and estimates. Actual results could differ from those estimates.

EBITDA

EBITDA for the first quarter of 2012 was $44.5 million compared to $43.0 million in the first quarter of 2011. EBITDA is a measurement not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Three months ended March 31,
	2012	2011
Net income	$22.2	$19.1
Add back:
Interest expense	2.4	3.7
Income taxes	6.8	6.2
Depreciation and amortization	13.1	14.0
EBITDA	$44.5	$43.0

FORWARD-LOOKING STATEMENTS

Certain of the statements in this quarterly report may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based upon management's good faith expectations and beliefs concerning future developments and their potential effect upon the Company and can be identified by the use of words such as "anticipated," "believe," "expect," "plans," "strategy," "estimate," "project," and other words of similar meaning in connection with a discussion of future operating or financial performance. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. The risks and uncertainties, described in our periodic filings with the Securities and Exchange Commission, include, among others, uncertainties arising from the current or worsening conditions in financial markets; future financial performance of the industries or customers that we serve; changes in market demand for our products and services; integration of acquired businesses; restructuring costs or savings; the impact of the divestiture in 2011 of our Barnes Distribution Europe businesses and any other future strategic actions, including acquisitions, joint ventures, divestitures, restructurings, or strategic business realignments, and our ability to achieve the financial and operational targets set in connection with any such actions; introduction or development of new products or transfer of work; changes in raw material or product prices and availability; foreign currency exposure; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; the outcome of pending and future claims or litigation or governmental, regulatory proceedings, investigations, inquiries, and audits; uninsured claims and litigation; outcome of contingencies; future repurchases of common stock; future levels of indebtedness; and numerous other matters of global, regional or national scale, including those of a political, economic, business, competitive, environmental, regulatory and public health nature. The Company assumes no obligation to update our forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the Company’s exposure to market risk during the first three months of 2012. In April 2012, the Company entered into five-year interest rate swap agreements transacted with three banks which together convert the interest on the first $100.0 million of borrowings under the Company’s Credit Agreement from a variable rate plus the borrowing spread to a fixed rate of 1.03% plus the borrowing spread for the purpose of mitigating its exposure to variable interest rates. For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

Management, including the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon, and as of the date of, that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects and designed to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to the Company's management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's first fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company was named in a lawsuit arising out of an alleged breach of contract and implied warranty by a customer of Toolcom, a business previously included within the former Logistics and Manufacturing Services segment, related to the sale of certain products prior to the Company’s 2005 acquisition of Toolcom. In 2006, the plaintiff filed the lawsuit in civil court in Scotland and asserted that certain products sold were not fit for a particular use and claims approximately 5.5 million pounds sterling (approximately $8.8 million at March 31, 2012) in damages, plus interest at the statutory rate of 8% per annum and costs. The court found that Toolcom was in breach of contract and implied warranty, and ordered Toolcom to pay a portion of the plaintiff’s attorneys’ fees. The court has not made determinations as to causation and damages. Although the Company intends to vigorously defend its position with respect to causation and damages, based on reviews of the currently available information and acknowledging the uncertainties of litigation, management has provided for what it believes to be a reasonable estimate of loss exposure. While it is currently not possible to determine the ultimate outcome of this matter, the Company believes that any ultimate losses would not be expected to have a material adverse effect on the Company’s consolidated financial position or cash flows, but could be material to the consolidated results of operations of any one period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)

January 1-31, 2012	2,220		$24.24	—	4,500,000
February 1-29, 2012	220,236		$27.73	200,800	4,299,200
March 1-31, 2012	203,312		$27.85	199,200	4,100,000
Total	425,768	(1)	$27.77	400,000

(1)
Other than 400,000 shares purchased in the first quarter of 2012, which were purchased as part of the Company's publicly announced plans, all acquisitions of equity securities during the first quarter of 2012 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

(2)	The program was publicly announced on October 20, 2011 authorizing repurchase of up to 5.0 million shares of the Company's common stock.

Item 6. Exhibits

(a) Exhibits
Exhibit 15	Letter regarding unaudited interim financial information.
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date:	April 27, 2012	/s/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr. Senior Vice President, Finance Chief Financial Officer (Principal Financial Officer)

Date:	April 27, 2012	/s/ MARIAN ACKER
Marian Acker Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended March 31, 2012

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