Form 10-Q
period 2012-06-30
BARNES GROUP INC
filed 2012-07-27
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

The registrant had outstanding 53,972,841 shares of common stock as of July 25, 2012.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended June 30, 2012

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” under Part I - Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net sales	$293,422	$297,837	$596,518	$587,427

Cost of sales	193,088	194,564	394,869	385,475
Selling and administrative expenses	66,208	69,499	134,510	137,462
	259,296	264,063	529,379	522,937
Operating income	34,126	33,774	67,139	64,490

Interest expense	2,435	2,350	4,803	6,005
Other expense (income), net	95	321	948	728
Income from continuing operations before income taxes	31,596	31,103	61,388	57,757
Income taxes	6,798	8,377	13,616	14,834
Income from continuing operations	24,798	22,726	47,772	42,923
Income (loss) from discontinued operations, net of income taxes	33	(394)	(734)	(1,519)
Net income	$24,831	$22,332	$47,038	$41,404

Per common share:
Basic:
Income from continuing operations	$0.46	$0.41	$0.87	$0.78
Loss from discontinued operations, net of income taxes	—	(0.01)	(0.01)	(0.03)
Net income	$0.46	$0.40	$0.86	$0.75
Diluted:
Income from continuing operations	$0.45	$0.41	$0.86	$0.77
Loss from discontinued operations, net of income taxes	—	(0.01)	(0.01)	(0.03)
Net income	$0.45	$0.40	$0.85	$0.74
Dividends	$0.10	$0.08	$0.20	$0.16

Weighted average common shares outstanding:
Basic	54,543,098	55,414,347	54,674,366	55,067,079
Diluted	55,150,806	56,288,447	55,303,192	55,948,098

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$24,831	$22,332	$47,038	$41,404
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on hedging activities, net of tax (1)	(633)	(238)	(397)	50
Foreign currency translation adjustments, net of tax (2)	(25,164)	21,647	(10,455)	39,793
Defined benefit pension and other postretirement benefits, net of tax (3)	2,706	1,008	3,911	1,330
Total other comprehensive (loss) income, net of tax	(23,091)	22,417	(6,941)	41,173
Total comprehensive income	$1,740	$44,749	$40,097	$82,577

(1) Net of tax of $(403) and $(85) for the three months ended June 30, 2012 and 2011, respectively, and $(319) and $113 for the six months ended June 30, 2012 and 2011, respectively.

(2) Net of tax of $(1,209) and $(53) for the three months ended June 30, 2012 and 2011, respectively, and $(492) and $1,440 for the six months ended June 30, 2012 and 2011, respectively.

(3) Net of tax of $1,144 and $466 for the three months ended June 30, 2012 and 2011, respectively, and $2,161 and $891 for the six months ended June 30, 2012 and 2011, respectively.

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$90,978	$62,505
Accounts receivable, less allowances (2012 - $2,909; 2011 - $2,898)	205,262	200,460
Inventories	216,040	216,520
Deferred income taxes	30,691	28,829
Prepaid expenses and other current assets	23,330	21,680
Total current assets	566,301	529,994

Deferred income taxes	42,673	47,661

Property, plant and equipment	606,361	603,383
Less accumulated depreciation	(399,013)	(392,599)
	207,348	210,784

Goodwill	361,863	366,104
Other intangible assets, net	264,949	272,092
Other assets	14,098	13,730
Total assets	$1,457,232	$1,440,365

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$1,840	$12,364
Accounts payable	91,157	92,524
Accrued liabilities	74,258	92,250
Long-term debt - current	540	540
Total current liabilities	167,795	197,678

Long-term debt	383,461	333,148
Accrued retirement benefits	130,813	152,696
Other liabilities	34,449	34,443

Commitments and contingencies (Note 12)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2012 - 58,953,991 shares; 2011 - 58,593,802 shares)	590	586
Additional paid-in capital	325,223	316,251
Treasury stock, at cost (2012 - 4,981,750 shares; 2011 - 4,254,350 shares)	(99,333)	(79,569)
Retained earnings	596,229	560,186
Accumulated other non-owner changes to equity	(81,995)	(75,054)
Total stockholders' equity	740,714	722,400
Total liabilities and stockholders' equity	$1,457,232	$1,440,365

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2012	2011
Operating activities:
Net income	$47,038	$41,404
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	25,912	28,822
Amortization of convertible debt discount	1,083	1,117
Gain on disposition of property, plant and equipment	(62)	(607)
Stock compensation expense	4,286	4,294
Withholding taxes paid on stock issuances	(727)	(664)
Loss on the sale of businesses	734	—
Changes in assets and liabilities:
Accounts receivable	(8,893)	(24,875)
Inventories	(852)	(9,822)
Prepaid expenses and other current assets	(1,290)	22
Accounts payable	(621)	8,051
Accrued liabilities	(15,830)	6,305
Deferred income taxes	789	759
Long-term retirement benefits	(18,770)	(12,871)
Other	837	(1,593)
Net cash provided by operating activities	33,634	40,342

Investing activities:
Proceeds from disposition of property, plant and equipment	222	2,243
Payments related to the sale of businesses, net	(318)	—
Capital expenditures	(15,658)	(19,342)
Other	(2,476)	(4,236)
Net cash used by investing activities	(18,230)	(21,335)

Financing activities:
Net change in other borrowings	(10,535)	(1,363)
Payments on long-term debt	(17,770)	(275,074)
Proceeds from the issuance of long-term debt	67,000	249,490
Premium paid on convertible debt redemption	—	(9,803)
Proceeds from the issuance of common stock	4,080	26,086
Common stock repurchases	(19,037)	—
Dividends paid	(10,842)	(8,765)
Excess tax benefit on stock awards	1,331	3,102
Other	(120)	(131)
Net cash provided (used) by financing activities	14,107	(16,458)

Effect of exchange rate changes on cash flows	(1,038)	578
Increase in cash and cash equivalents	28,473	3,127
Cash and cash equivalents at beginning of period	62,505	13,450
Cash and cash equivalents at end of period	$90,978	$16,577

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data.)
(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income, comprehensive income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2011 has been derived from the 2011 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three- and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

In the first quarter of 2012, the Company changed its organizational structure to align its strategic business units into three reportable business segments: Aerospace, Industrial and Distribution. See Note 11 for a description of the three reportable segments.

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

2. Discontinued Operations

On December 30, 2011, the Company sold substantially all of the assets of its BDE business to Berner SE (the "Purchaser") in a cash transaction pursuant to the terms of a Share and Asset Purchase Agreement ("SPA") among the Company, the Purchaser, and their respective relevant subsidiaries dated November 17, 2011. The Company received gross proceeds of $33,358, which represents the initial stated purchase price, and yielded net cash proceeds of $22,492 after consideration of cash sold, transaction costs paid and closing adjustments. The final amount of proceeds from the sale of the BDE business is subject to post-closing adjustments that are reflected in discontinued operations in 2012. The loss on the transaction for the period ended June 30, 2012 includes certain additional transaction costs and post closing adjustments. As required by the terms of the SPA, the Company was required to place €9,000 ($11,199 at June 30, 2012) of the proceeds in escrow to be used for any settlement of general representation and warranty claims. The SPA requires the funds to be released from escrow on August 31, 2012 unless there are any then pending claims. Cash related to a pending claim would remain in escrow until a final determination of the claim has been made. The Company has recorded the restricted cash in prepaid expenses and other current assets at June 30, 2012 and December 31, 2011.

The following amounts related to the BDE business were derived from historical financial information. The amounts have been segregated from continuing operations and reported as discontinued operations within the consolidated financial statements:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net sales	$—	$30,113	$—	$59,277
Income (loss) before income taxes	—	363	—	(551)
Income tax expense	—	(381)	—	(304)
Loss from operations of discontinued businesses, net of income taxes	—	(18)	—	(855)
Gain (loss) on transaction	14	(606)	(767)	(1,070)
Income tax benefit on loss on sale	19	230	33	406
Gain (loss) on the sale of businesses	33	(376)	(734)	(664)
Income (loss) from discontinued operations, net of income taxes	$33	$(394)	$(734)	$(1,519)

3. Net Income Per Common Share

For the purpose of computing diluted income from continuing operations and net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans and convertible senior subordinated notes. For the purpose of computing diluted income from continuing operations and net income per common share, the weighted-average number of common shares was increased by 607,708 and 874,100 for the three-month periods ended June 30, 2012 and 2011, respectively, and 628,826 and 881,019 for the six-month periods ended June 30, 2012 and 2011, respectively, to account for the potential dilutive effect of stock-based incentive plans. There were no adjustments to income from continuing operations or net income for the purposes of computing income available to common stockholders for those periods.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three-month periods ended June 30, 2012 and 2011, the Company excluded 320,313 and 702,958 stock options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options would have been anti-dilutive. During the six-month periods ended June 30, 2012 and 2011, the Company excluded 313,713 and 923,821 stock options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options would have been anti-dilutive.

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

The 3.375% convertible senior subordinated notes due in March 2027 (the “3.375% Convertible Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of June 30, 2012 was approximately $28.31 per share of common stock. The dilutive effect of the notes is determined based on the average closing price of the Company's stock for the last 30 trading days of the quarter as compared to the conversion price of the notes. Under the net share settlement method, there were no potential shares issuable under the notes as the notes would have been anti-dilutive for the three- and six-month periods ended June 30, 2012 and 2011.

Effective April 5, 2011, the Company, through the trustee of its 3.75% convertible senior subordinated notes due in August 2025 (the "3.75% Convertible Notes"), exercised its right to redeem the remaining $92,500 principal amount of these notes under their indenture agreement. The Company elected to pay cash to holders of the notes surrendered for conversion, including the value of any residual shares of common stock that were payable to the holders electing to convert their notes into an equivalent share value. Accordingly, the potential shares issuable for the 3.75% Convertible Notes were not included in either basic or diluted weighted average common shares outstanding for the three- and six-month periods ended June 30, 2011.

4. Inventories

The components of inventories consisted of:

	June 30, 2012	December 31, 2011
Finished goods	$120,944	$121,984
Work-in-process	61,415	60,557
Raw material and supplies	33,681	33,979
	$216,040	$216,520

5. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended June 30, 2012:

	Aerospace	Industrial	Distribution	Total Company
January 1, 2012	$30,786	$192,544	$142,774	$366,104
Foreign currency translation	—	(4,149)	(92)	(4,241)
June 30, 2012	$30,786	$188,395	$142,682	$361,863

Other Intangible Assets:
Other intangible assets consisted of:

		June 30, 2012		December 31, 2011
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs (RSPs)	Up to 30	$293,700	$(50,238)	$293,700	$(46,367)
Customer lists/relationships	10	23,506	(18,565)	23,506	(17,292)
Patents, trademarks/trade names	5-30	18,622	(12,850)	18,622	(11,829)
Other	Up to 15	11,492	(5,042)	11,492	(4,454)
		347,320	(86,695)	347,320	(79,942)
Foreign currency translation		4,324	—	4,714	—
Other intangible assets		$351,644	$(86,695)	$352,034	$(79,942)

Average amortization of intangible assets for 2012 through 2016 is expected to approximate $16,000 per year.

6. Debt

The Company's debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios. The Company is in compliance with its debt covenants as of June 30, 2012, and closely monitors its future compliance based on current and anticipated future economic conditions.

Long-term debt and notes and overdrafts payable at June 30, 2012 and December 31, 2011 consisted of:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.375% Convertible Notes	$55,636	$60,615	$55,636	$59,038
Unamortized debt discount – 3.375% Convertible Notes	(4,250)	—	(5,333)	—
Revolving credit agreement	331,400	325,370	281,900	270,288
Borrowings under lines of credit and overdrafts	1,840	1,840	12,364	12,364
Foreign bank borrowings	1,215	1,215	1,485	1,642
	385,841	389,040	346,052	343,332
Less current maturities	(2,380)		(12,904)
Long-term debt	$383,461		$333,148

The 3.375% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. The note holders may also require the Company to redeem some or all of the notes at their par value on March 15th of 2014, 2017 and 2022. The 3.375% Convertible Notes are also eligible for conversion upon meeting certain conditions as provided in the indenture agreement. The eligibility for conversion is determined quarterly. During the second quarter of 2012, the 3.375% Convertible Notes were not eligible for conversion. During the third quarter of 2012, the 3.375% Convertible Notes will not be eligible for conversion. The notes are valued using quoted market prices that represent Level 2 observable inputs.

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

In addition, the Company has available approximately $15,000 in uncommitted short-term bank credit lines ("Credit Lines"), of which $12,000 was borrowed at December 31, 2011 at an interest rate of 2.17%. The Company did not have any borrowings under the Credit Lines at June 30, 2012. The Company had also borrowed $1,840 and $364 under overdraft facilities at June 30, 2012 and December 31, 2011, respectively. Repayments under the Credit Lines are due within seven days after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

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

Financial instruments have been used by the Company to hedge its exposure to fluctuations in interest rates. The Company previously had two, three-year interest rate swap agreements which together converted the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 2.947% plus the borrowing spread. These agreements matured in the first quarter of 2011. In April 2012, the Company entered into five-year interest rate swap agreements transacted with three banks which together convert the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.03% plus the borrowing spread. These interest rate swap agreements were accounted for as cash flow hedges.

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

The following table sets forth the fair value amounts of derivative instruments held by the Company.

	June 30, 2012		December 31, 2011
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(1,126)	$—	$—
Foreign exchange contracts	686	—	276	—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	397	(321)	28	(976)
Total derivatives	$1,083	$(1,447)	$304	$(976)

Asset derivatives are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Liability derivatives related to interest rate contracts and foreign exchange contracts are recorded in other liabilities and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

The following table sets forth the gain (loss), net of tax, recorded in accumulated other non-owner changes to equity for the three- and six-month periods ended June 30, 2012 and 2011 for derivatives held by the Company and designated as hedging instruments.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Cash flow hedges:
Interest rate contracts	$(699)	$—	$(699)	$422
Foreign exchange contracts	66	(238)	302	(372)
	$(633)	$(238)	$(397)	$50

Amounts included within accumulated other non-owner changes to equity that were reclassified to income during the first six months of 2011 related to the interest rate swaps resulted in a fixed rate of interest of 2.947% plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings. Amounts included within accumulated other non-owner changes to equity that were reclassified to expense during the first six months of 2012 related to the interest rate swaps resulted in a fixed rate of interest of 1.03% plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings. The amounts reclassified for the foreign exchange contracts were not material in any period presented. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the three- and six-month periods ended June 30, 2012 and 2011.

The following table sets forth the gains (losses) recorded in other expense (income), net in the consolidated statements of income for the three- and six-month periods ended June 30, 2012 and 2011 for non-designated derivatives held by the Company. Such amounts were substantially offset by (losses) gains recorded on the underlying hedged asset or liability.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Foreign exchange contracts	$(82)	$147	$975	$(911)

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

Level 3	Unobservable inputs for the asset or liability

The following table provides the financial assets and financial liabilities reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012
Asset derivatives	$1,083	$—	$1,083	$—
Liability derivatives	(1,447)	—	(1,447)	—
Rabbi trust assets	1,889	1,889	—	—
	$1,525	$1,889	$(364)	$—

December 31, 2011
Asset derivatives	$304	$—	$304	$—
Liability derivatives	(976)	—	(976)	—
Rabbi trust assets	1,494	1,494	—	—
	$822	$1,494	$(672)	$—

The derivative contracts are valued using observable current market information as of the reporting date such as the prevailing LIBOR-based and U.S. treasury interest rates and foreign currency spot and forward rates. The fair values of rabbi trust assets are based on quoted market prices from various financial exchanges.

9. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three months ended June 30,		Six months ended June 30,
Pensions	2012	2011	2012	2011
Service cost	$1,645	$1,375	$3,258	$2,944
Interest cost	5,415	5,668	10,737	11,240
Expected return on plan assets	(8,257)	(8,130)	(16,290)	(16,030)
Amortization of prior service cost	209	287	420	562
Recognized losses	3,100	1,543	5,859	2,875
Net periodic benefit cost	$2,112	$743	$3,984	$1,591

	Three months ended June 30,		Six months ended June 30,
Other Postretirement Benefits	2012	2011	2012	2011
Service cost	$59	$48	$136	$143
Interest cost	579	685	1,259	1,424
Amortization of prior service credit	(397)	(485)	(793)	(771)
Recognized losses	256	240	542	404
Net periodic benefit cost	$497	$488	$1,144	$1,200

10. Income Taxes

The Company's effective tax rate from continuing operations for the first half of 2012 was 22.2%. In 2011, the Company's effective tax rate from continuing operations was 25.7% in the first half of the year and 21.7% for the full year. The effective tax rate for the first half of 2011 included the recognition of $1,793 of discrete tax expense related to tax adjustments for earlier years. The decrease in the 2012 effective tax rate from continuing operations was driven primarily by the absence of this discrete item and the impact of a decrease in the planned repatriation of a portion of current year foreign earnings to the U.S., partially offset by a projected change in the mix of earnings attributable to higher-taxing jurisdictions or jurisdictions where losses cannot be benefited in 2012.

The Company was awarded multi-year Pioneer tax status by the Ministry of Trade and Industry in Singapore for the production of certain engine components by the Aerospace aftermarket business, the earliest of which was granted in August 2005 retroactive to October 2003. In 2010, the Pioneer tax status for certain of the Company's engine components was awarded a two-year extension in exchange for capital investment commitments. The Pioneer tax status is generally awarded for periods of seven to nine years from the effective date and the first two Pioneer certificates are scheduled to expire in the second half of 2012 and the first quarter of 2013, respectively.

11. Information on Business Segments

In the first quarter of 2012, the Company changed its organizational structure to align its strategic business units into three reportable segments: Aerospace, Industrial and Distribution. The Company is organized based upon the nature of its products and services. Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The Company has not aggregated operating segments for purposes of identifying reportable segments.

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

The following tables set forth information about the Company's operations by its three reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net sales
Aerospace	$93,770	$94,729	$191,020	$185,289
Industrial	110,244	114,004	225,592	225,434
Distribution	91,855	91,731	185,280	181,643
Intersegment sales	(2,447)	(2,627)	(5,374)	(4,939)
Total net sales	$293,422	$297,837	$596,518	$587,427

Operating profit
Aerospace	$14,706	$14,794	$28,924	$28,477
Industrial	11,217	10,977	21,321	21,935
Distribution	8,203	8,003	16,894	14,078
Total operating profit	34,126	33,774	67,139	64,490
Interest expense	2,435	2,350	4,803	6,005
Other expense (income), net	95	321	948	728
Income from continuing operations before income taxes	$31,596	$31,103	$61,388	$57,757

	June 30, 2012	December 31, 2011
Assets
Aerospace	$533,622	$544,943
Industrial	454,530	453,279
Distribution	282,395	278,139
Other (A)	186,685	164,004
Total assets	$1,457,232	$1,440,365

(A) "Other" assets include corporate-controlled assets, the majority of which are cash and deferred tax assets.

12. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not material as of June 30, 2012 and December 31, 2011.

The Company was named in a lawsuit arising out of an alleged breach of contract and implied warranty by a customer of Toolcom Suppliers Limited (“Toolcom”), a business previously included within the former Logistics and Manufacturing Services segment, related to the sale of certain products prior to the Company’s 2005 acquisition of Toolcom. In 2006, the plaintiff filed the lawsuit in civil court in Scotland and asserted that certain products sold were not fit for a particular use and claims approximately 5,500 pounds sterling (approximately $8,500 at June 30, 2012) in damages, plus interest at the statutory rate of 8% per annum and costs. The court found that Toolcom was in breach of contract and implied warranty, and ordered Toolcom to pay a portion of the plaintiff’s attorneys’ fees. The court has not made determinations as to causation and damages. Although the Company intends to vigorously defend its position with respect to causation and damages, based on reviews of the currently available information and acknowledging the uncertainties of litigation, management has provided for what it believes to be a reasonable estimate of loss exposure. While it is currently not possible to determine the ultimate outcome of this matter, the Company believes that any ultimate losses would not be expected to have a material adverse effect on the Company’s consolidated financial position or cash flows, but could be material to the consolidated results of operations of any one period.

Income Taxes

In connection with an IRS audit for the tax years 2000 through 2002, the IRS proposed adjustments to these tax years of approximately $16,500, plus a potential penalty of 20% of the tax assessment plus interest. The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries. The Company filed an administrative protest of these adjustments. In the third quarter of 2009, the Company was informed that its protest was denied and a tax assessment was received from the Appeals Office of the IRS. In November 2009, the Company filed a petition against the IRS in the U.S. Tax Court contesting the tax assessment received. As expected, a trial was held in the first quarter of 2012. The Court has established a schedule that requires all briefs to be filed in the third quarter of 2012, and a decision is expected late in the fourth quarter of 2012 or in the first half of 2013. Depending on the outcome, an appeal by either party is possible. The Company continues to believe its tax position on the issues raised by the IRS is correct and the Company plans to continue to take appropriate actions to vigorously defend its position. The Company believes it should prevail on this issue. While any additional impact on the Company's liability for income taxes cannot presently be determined, the Company continues to believe it is adequately provided for and the outcome is not expected to have a material effect on the Company's consolidated financial position or cash flows, but could be material to the consolidated results of operations of any one period.

13. Subsequent Events

On July 10, 2012, the Company executed a $250,000 accordion feature that was available under the Company's existing $500,000 Credit Agreement, increasing the available amount under the Credit Facility to $750,000.

On July 16, 2012, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") to acquire all of the issued and outstanding shares of capital stock of Synventive Acquisition Inc. ("Synventive”). Together with its subsidiaries, Synventive, which is headquartered in Peabody, Massachusetts, is a leading designer and manufacturer of highly engineered and customized hot runner systems and components and provides related services.  The purchase price payable by the Company for such shares pursuant to the terms of the Stock Purchase Agreement is $335,000 in cash, subject to certain adjustments in connection with the closing. The acquisition is subject to closing conditions, including third party agreements, and is currently expected to occur during August 2012. Synventive is expected to operate within the Company's Industrial segment. The Company expects to fund the purchase price for the acquisition from cash on hand and borrowings under the accordion feature.
__________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month and six-month periods ended June 30, 2012 and 2011, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 27, 2012 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of June 30, 2012 and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2012 and June 30, 2011 and the consolidated statements of cash flows for the six-month periods ended June 30, 2012 and June 30, 2011. This interim financial information is the responsibility of the Company's management.

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
July 27, 2012

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

In the first quarter of 2012, the Company changed its organizational structure to align its strategic business units into three reportable segments: Aerospace, Industrial and Distribution.

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

Distribution

Distribution provides value-added logistics support services including inventory management, technical sales, and supply chain solutions for maintenance, repair, operating, and production supplies and services. The global operations are engaged in the supplying and servicing of maintenance, repair and operating components and also the engineering and technical sales of custom solutions of springs, gas struts and engineered hardware. Activities include logistics support through vendor-managed inventory and technical sales for stocked replacement parts and other products, catalog offerings and custom solutions. Key business drivers include a value proposition centered on customer service, delivery, multiple sales channels, procurement systems, and strong customer relationships.

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

Second Quarter 2012 Highlights

In the second quarter of 2012, sales decreased by $4.4 million, or 1.5%, from the second quarter of 2011 to $293.4 million. Foreign currency translation decreased sales by approximately $7.4 million as the U.S. dollar strengthened against foreign currencies, primarily in Europe and Brazil. Organic sales increased by $3.0 million, or 1.0%, in the second quarter of 2012. Sales at the Aerospace segment decreased. A slight increase in the OEM manufacturing business and continued strong levels of aftermarket repair and overhaul sales activity within the Aerospace segment were more than offset by a sales decline in the aftermarket RSP spare parts business. Organic sales increased slightly within the Industrial and Distribution segments.

Operating income in the second quarter of 2012 increased 1.0% to $34.1 million from the second quarter of 2011 and operating income margin increased from 11.3% to 11.6%. Margins benefited from continued productivity improvements and lower employee related costs, primarily due to incentive compensation, partially offset by higher pension costs, and costs related to acquisition initiatives.

On July 10, 2012, the Company executed a $250.0 million accordion feature that was available under the Company's existing $500.0 million Credit Agreement, increasing the available amount under the Credit Facility to $750.0 million.

On July 16, 2012, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") to acquire all of the issued and outstanding shares of capital stock of Synventive Acquisition Inc. ("Synventive”). Together with its subsidiaries, Synventive, which is headquartered in Peabody, Massachusetts, is a leading designer and manufacturer of highly engineered and customized hot runner systems and components and provides related services.  The purchase price payable by the Company for such shares pursuant to the terms of the Stock Purchase Agreement is $335.0 million in cash, subject to certain adjustments in connection with the closing. The acquisition is subject to closing conditions, including third party agreements, and is currently expected to occur during August 2012. Synventive is expected to operate within the Company's Industrial segment. The Company expects to fund the purchase price for the acquisition from cash on hand and borrowings under the accordion feature.

RESULTS OF OPERATIONS

Net Sales

	Three months ended June 30,				Six months ended June 30,
(in millions)	2012	2011	Change		2012	2011	Change
Aerospace	$93.8	$94.7	$(1.0)	(1.0)%	$191.0	$185.3	$5.7	3.1%
Industrial	110.2	114.0	(3.8)	(3.3)%	225.6	225.4	0.2	0.1%
Distribution	91.9	91.7	0.1	0.1%	185.3	181.6	3.6	2.0%
Intersegment sales	(2.5)	(2.6)	0.3	6.9%	(5.4)	(4.9)	(0.4)	(8.8)%
Total	$293.4	$297.8	$(4.4)	(1.5)%	$596.5	$587.4	$9.1	1.5%

The Company reported net sales of $293.4 million in the second quarter of 2012, a decrease of $4.4 million or 1.5%, from the second quarter of 2011. The strengthening of the U.S. dollar against foreign currencies, primarily in Europe and Brazil, decreased net sales by approximately $7.4 million in the second quarter of 2012 of which $6.5 million related to Industrial and $0.9 million related to Distribution. The sales decrease was partially offset by $3.0 million of organic sales growth which included increases of $2.7 million at Industrial and $1.0 million at Distribution. Sales decreased by $1.0 million at Aerospace during the second quarter of 2012.

The Company reported net sales of $596.5 million in the first half of 2012, an increase of $9.1 million or 1.5%, from the first half of 2011. The sales increase reflected $17.5 million of organic sales growth which included increases of $5.7 million, $7.5 million and $4.7 million at Aerospace, Industrial and Distribution, respectively. The strengthening of the U.S. dollar against foreign currencies, primarily in Europe and Brazil, decreased net sales by approximately $8.4 million in the first half of 2012 of which $7.3 million related to Industrial and $1.1 million related to Distribution.

Expenses and Operating Income

	Three months ended June 30,				Six months ended June 30,
(in millions)	2012	2011	Change		2012	2011	Change
Cost of sales	$193.1	$194.6	$(1.5)	(0.8)%	$394.9	$385.5	$9.4	2.4%
% sales	65.8%	65.3%			66.2%	65.6%
Gross profit (1)	$100.3	$103.3	$(2.9)	(2.8)%	$201.6	$202.0	$(0.3)	(0.2)%
% sales	34.2%	34.7%			33.8%	34.4%
Selling and administrative expenses	$66.2	$69.5	$(3.3)	(4.7)%	$134.5	$137.5	$(3.0)	(2.1)%
% sales	22.6%	23.3%			22.5%	23.4%
Operating income	$34.1	$33.8	$0.4	1.0%	$67.1	$64.5	$2.6	4.1%
% sales	11.6%	11.3%			11.3%	11.0%
(1) - Sales less cost of sales.

Cost of sales in the second quarter of 2012 decreased 0.8% from the 2011 period, while gross profit margin decreased from 34.7% in the 2011 period to 34.2% in the 2012 period. Gross margin improved at Industrial and declined at Aerospace and Distribution. Overall, the decline in gross margin was driven primarily by a shift in mix within the Aerospace segment and increased pension costs, partially offset by productivity improvements within the Industrial segment. Selling and administrative expenses in the second quarter of 2012 decreased 4.7% from the second quarter of 2011. This decrease was a result of lower employee related costs, primarily due to incentive compensation, in the second quarter of 2012 as compared to the second quarter of 2011 as a result of the level of achievement of the Company's pre-established annual performance targets, partially offset by an increase in costs related to acquisition initiatives. As a percentage of sales, selling and administrative costs decreased from 23.3% in the second quarter of 2011 to 22.6% in the second quarter of 2012. As a result, operating income in the second quarter of 2012 increased 1.0% to $34.1 million from the second quarter of 2011 and operating income margin increased from 11.3% to 11.6%.

Cost of sales in the first half of 2012 increased 2.4% from the 2011 period, while gross profit margin decreased from 34.4% in the 2011 period to 33.8% in the 2012 period. The decline was driven primarily by a shift in mix within the Aerospace segment and increased pension costs. Selling and administrative expenses in the first half of 2012 decreased 2.1% from the first half of 2011 as a result of lower employee related costs, primarily due to incentive compensation, partially offset by an increase in costs related to acquisition initiatives. As a percentage of sales, selling and administrative costs decreased from 23.4% in the first half of 2011 to 22.5% in the first half of 2012. As a result, operating income in the first half of 2012 increased 4.1% from the first half of 2011 and operating income margin improved from 11.0% to 11.3%.

Interest expense
Interest expense increased $0.1 million in the second quarter of 2012 and decreased $1.2 million in the first half of 2012 compared to the prior year amounts. The increase in interest expense during the second quarter of 2012 was primarily attributed to the Company's entering into interest rate swap agreements during April 2012, which resulted in a higher portion of the Company's outstanding debt being carried at a higher fixed interest rate. During the first half of 2012, the decrease in interest expense is primarily a result of lower average interest rates, following the redemption of the 3.75% Convertible Notes in April 2011 and earlier interest rate swaps that had matured in March 2011. The redemption of the 3.75% Convertible Notes, which were funded with the variable rate credit facility (the "Credit Facility"), resulted in a higher portion of the Company's outstanding debt being carried at a lower average interest rate.

Other expense (income), net
Other expense (income), net in the second quarter of 2012 was $0.1 million compared to $0.3 million in the second quarter of 2011. In the first half of 2012, other expense (income), net was $0.9 million compared to $0.7 million in the first half of 2011. The changes in other expense (income), net reflect changes in foreign exchange transaction losses during both periods.

Income Taxes
The Company's effective tax rate from continuing operations for the first half of 2012 was 22.2%. In 2011, the Company's effective tax rate from continuing operations was 25.7% in the first half of the year and 21.7% for the full year. The effective tax rate for the first half of 2011 included the recognition of $1,793 of discrete tax expense related to tax adjustments for earlier years. The decrease in the 2012 effective tax rate from continuing operations was driven primarily by the absence of this discrete item and the impact of a decrease in the planned repatriation of a portion of current year foreign earnings to the U.S., partially offset by a projected change in the mix of earnings attributable to higher-taxing jurisdictions or jurisdictions where losses cannot be benefited in 2012.

The Company was awarded multi-year Pioneer tax status by the Ministry of Trade and Industry in Singapore for the production of certain engine components by the Aerospace aftermarket business, the earliest of which was granted in August 2005 retroactive to October 2003. In 2010, the Pioneer tax status for certain of the Company's engine components was awarded a two-year extension in exchange for capital investment commitments. The Pioneer tax status is generally awarded for periods of seven to nine years from the effective date and the first two Pioneer certificates are scheduled to expire in the second half of 2012 and the first quarter of 2013, respectively.

In connection with an IRS audit for the tax years 2000 through 2002, the IRS proposed adjustments to these tax years of approximately $16,500, plus a potential penalty of 20% of the tax assessment plus interest. The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries. The Company filed an administrative protest of these adjustments. In the third quarter of 2009, the Company was informed that its protest was denied and a tax assessment was received from the Appeals Office of the IRS. In November 2009, the Company filed a petition against the IRS in the U.S. Tax Court contesting the tax assessment received. As expected, a trial was held in the first quarter of 2012. The Court has established a schedule that requires all briefs to be filed in the third quarter of 2012, and a decision is expected late in the fourth quarter of 2012 or in the first half of 2013. Depending on the outcome, an appeal by either party is possible. The Company continues to believe its tax position on the issues raised by the IRS is correct and the Company plans to continue to take appropriate actions to vigorously defend its position. The Company believes it should prevail on this issue. While any additional impact on the Company's liability for income taxes cannot presently be determined, the Company continues to believe it is adequately provided for and the outcome is not expected to have a material effect on the Company's consolidated financial position or cash flows, but could be material to the consolidated results of operations of any one period.

Income and Income per Share

	Three months ended June 30,				Six months ended June 30,
(in millions, except per share)	2012	2011	Change		2012	2011	Change
Income from continuing operations	$24.8	$22.7	$2.1	9.1%	$47.8	$42.9	$4.8	11.3%
Loss from discontinued operations, net of income taxes	—	(0.4)	0.4	NM	(0.7)	(1.5)	$0.8	51.7%
Net income	$24.8	$22.3	$2.5	11.2%	$47.0	$41.4	$5.6	13.6%
Per common share:
Basic:
Income from continuing operations	$0.46	$0.41	$0.05	12.2%	$0.87	$0.78	$0.09	11.5%
Loss from discontinued operations, net of income taxes	—	(0.01)	0.01	NM	(0.01)	(0.03)	0.02	66.7%
Net income	$0.46	$0.40	$0.06	15.0%	$0.86	$0.75	$0.11	14.7%
Diluted:
Income from continuing operations	$0.45	$0.41	$0.04	9.8%	$0.86	$0.77	$0.09	11.7%
Loss from discontinued operations, net of income taxes	—	(0.01)	0.01	NM	(0.01)	(0.03)	0.02	66.7%
Net income	$0.45	$0.40	$0.05	12.5%	$0.85	$0.74	$0.11	14.9%
Weighted average common shares outstanding:
Basic	54.5	55.4	(0.9)	(1.6)%	54.7	55.1	(0.4)	(0.7)%
Diluted	55.2	56.3	(1.1)	(2.0)%	55.3	55.9	(0.6)	(1.2)%

NM - Not meaningful

In the second quarter of 2012, basic and diluted income from continuing operations per common share increased 12.2% and 9.8%, respectively, from the second quarter of 2011 and for the first half of 2012 increased 11.5% and 11.7%, respectively, from the first half of 2011. The increases were directly attributable to the increases in income from continuing operations for the periods. Basic weighted average common shares outstanding decreased due to the repurchase of 1,509,156 shares and 700,000 shares during 2011 and 2012, respectively. The decrease was partially offset by shares issued for employee stock plan activity. Diluted weighted average common shares outstanding decreased primarily as a result of the decrease in basic weighted average common shares outstanding.

Financial Performance by Business Segment

Aerospace

	Three months ended June 30,				Six months ended June 30,
(in millions)	2012	2011	Change		2012	2011	Change
Sales	$93.8	$94.7	$(1.0)	(1.0)%	$191.0	$185.3	$5.7	3.1%
Operating profit	14.7	14.8	(0.1)	(0.6)%	28.9	28.5	0.4	1.6%
Operating margin	15.7%	15.6%			15.1%	15.4%

The Aerospace segment reported sales of $93.8 million in the second quarter of 2012, a 1.0% decrease from the second quarter of 2011. The aftermarket repair and overhaul business continued to reflect strong levels of sales activity during the second quarter of 2012, however this growth was more than offset by a decline in sales within the aftermarket RSP spare parts business. Sales within the OEM manufacturing business increased slightly during the second quarter of 2012. In the first half of 2012, this segment reported sales of $191.0, a 3.1% increase from the first half of 2011 primarily as a result of growth in the aftermarket repair and overhaul business. Sales growth within the OEM manufacturing business during the first quarter of 2012 also contributed to increased sales in the first half of 2012.

Operating profit at Aerospace in the second quarter of 2012 decreased 0.6% from the second quarter of 2011 to $14.7 million. The decrease was driven primarily by the profit impact of lower sales volumes and a shift in mix. Operating margin improved from 15.6% in the second quarter of 2011 to 15.7% in the second quarter of 2012. Operating profit in the first half of 2012 increased 1.6% from the first half of 2011 to $28.9 million. The increase relates primarily to the profit impact of higher sales volumes during the first quarter of 2012.

Outlook: Sales in the aerospace OEM business are impacted by the general state of the aerospace market driven by the worldwide economy and are driven by its order backlog through its participation in certain strategic commercial and military engine and airframe programs. Backlog in this business was $526.1 million at June 30, 2012, of which approximately 54% is expected to be shipped in the next 12 months. The aerospace OEM business may be impacted by adjustments of customer inventory levels, commodity availability and pricing, changes in the content levels on certain platforms including insourcing, changes in production schedules of specific engine and airframe programs, as well as the pursuit of new programs. Near-term sales levels in the aerospace aftermarket repair and overhaul business are expected to continue reflecting recent trends towards improving maintenance, repair and overhaul activity, but may be negatively impacted by short-term fluctuations in demand. Management continues to believe its aerospace aftermarket business is favorably positioned based on strong customer relationships including long-term maintenance and repair contracts in the repair and overhaul business, expanded capabilities and current capacity levels.

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

Industrial

	Three months ended June 30,				Six months ended June 30,
(in millions)	2012	2011	Change		2012	2011	Change
Sales	$110.2	$114.0	$(3.8)	(3.3)%	$225.6	$225.4	$0.2	0.1%
Operating profit	11.2	11.0	0.2	2.2%	21.3	21.9	(0.6)	(2.8)%
Operating margin	10.2%	9.6%			9.5%	9.7%

Sales at Industrial were $110.2 million in the second quarter of 2012, a 3.3% decrease from the second quarter of 2011. Organic sales increased by $2.7 million and were more than offset by the negative impact of foreign currency translation which decreased sales by approximately $6.5 million as the U.S. dollar strengthened against foreign currencies, primarily in Europe and Brazil. In the first half of 2012, this segment reported sales of $225.6 million, a 0.1% percent increase from the first half of 2011. The negative impact of foreign currency translation decreased sales by approximately $7.3 million during the first half of 2012. Organic sales within the segment increased by $7.5 million, offsetting the impact of the foreign currency translation.

Operating profit in the second quarter of 2012 at Industrial was $11.2 million, an increase of 2.2% from the second quarter of 2011. The increase in operating profit resulted from higher organic sales volumes at some Industrial businesses and lower employee related costs, primarily due to incentive compensation, partially offset by increased pension costs. Operating margins improved from 9.6% in the second quarter of 2011 to 10.2% in the second quarter of 2012 as the Company continued its focus on margin expansion. Operating profit in the first half of 2012 was $21.3 million, a decrease of 2.8% from the first half of 2011. The decline was driven primarily by higher costs associated with investments in new product introductions, increased pension costs and a shift in mix. Partially offsetting these declines were lower employee related costs, primarily due to incentive compensation, and the profit impact of higher organic sales levels in 2012.

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

Distribution

	Three months ended June 30,				Six months ended June 30,
(in millions)	2012	2011	Change		2012	2011	Change
Sales	$91.9	$91.7	$0.1	0.1%	$185.3	$181.6	$3.6	2.0%
Operating profit	8.2	8.0	0.2	2.5%	16.9	14.1	2.8	20.0%
Operating margin	8.9%	8.7%			9.1%	7.8%

The Distribution segment reported sales of $91.9 million in the second quarter of 2012, a 0.1% increase from the second quarter of 2011. Organic sales improved by $1.0 million, while the negative impact of foreign currency translation decreased sales by approximately $0.9 million as the U.S. dollar strengthened against foreign currencies. In the first half of 2012, this segment reported sales of $185.3 million, a 2.0% increase from the first half of 2011. Organic sales improved by $4.7 million, while the negative impact of foreign currency translation decreased sales by approximately $1.1 million as the U.S. dollar strengthened against foreign currencies. The most significant improvement in organic sales volumes occurred in the North American distribution business during the first quarter of 2012.

Operating profit at Distribution in the second quarter of 2012 increased 2.5% from the second quarter of 2011 to $8.2 million. Operating margins improved from 8.7% in the second quarter of 2011 to 8.9% in the second quarter of 2012 as the Company continued to focus on productivity improvements. Employee related costs, primarily due to incentive compensation, decreased in the second quarter of 2012 as compared to the second quarter of 2011. These items were partially offset by the impact of increased pension costs. Operating profit at Distribution in the first half of 2012 increased 20.0% from the first half of 2011 to $16.9 million. The increase in operating profit during the first half of 2012 was driven primarily by the profit impact of higher sales volumes during the 2012 period and lower employee related costs, primarily due to incentive compensation, partially offset by increased pension costs.

Outlook: Organic sales levels in the Distribution segment are largely dependent upon the economy in the regions served, the retention of its customers and continuation of existing sales volumes to such customers, and the effectiveness and size of its sales force. Both near-term and long-term economic conditions remain uncertain as customers within our distribution businesses continue to manage costs and inventory levels. Recent growth in sales has declined as our customers closely manage their inventory levels and management continues to focus on profitable sales mix, however management believes future sales growth may result from improvements in economic and end-market conditions, pricing initiatives, and investments in market penetration activities and sales force productivity initiatives.

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

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the

Company's current financial commitments. The Company has assessed its credit facilities and currently expects that its bank syndicate, comprised of 15 banks, will continue to support the $500.0 million Credit Facility which matures in September 2016. At June 30, 2012, the Company has $168.6 million unused and available for borrowings under its $500.0 million Credit Facility, subject to covenants in the Company's debt agreements. In July 2012, the bank syndicate made available an additional $250.0 million under the existing Credit Facility, bringing the amended Credit Facility to $750.0 million.  These additional funds will be used, as needed, to support the Company's ongoing growth initiatives including the recently announced acquisition of Synventive. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements.

The Company closely monitors compliance with its various debt covenants. The Company's most restrictive financial covenant is the Senior Debt Ratio which requires the Company to maintain a ratio of Consolidated Senior Debt, as defined in the Amended and Restated Credit Agreement ("Credit Agreement"), to Consolidated EBITDA, as defined, of not more than 3.25 times at June 30, 2012. The actual ratio at June 30, 2012 was 1.81 times. The Company's debt agreements also contain other financial covenants that require the maintenance of a certain other debt ratio (Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times) and a certain interest coverage ratio (Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of at least 4.25 times) at June 30, 2012. The Company is in compliance with its debt covenants as of June 30, 2012.

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

Cash Flow

	Six months ended June 30,
(in millions)	2012	2011	Change
Operating activities	$33.6	$40.3	$(6.7)
Investing activities	(18.2)	(21.3)	3.1
Financing activities	14.1	(16.5)	30.6
Exchange rate effect	(1.0)	0.6	(1.6)
Increase in cash	$28.5	$3.1	$25.4

Operating activities provided $33.6 million in cash in the first half of 2012 as compared to $40.3 million in the first half of 2011. In the first half of 2012, operating cash flows were impacted by improved operating performance offset by higher cash payments for accrued employee incentive compensation, which was earned in 2011 and paid in the first quarter of 2012, as well as increased contributions to the Company's pension plans. In addition, a continued focus on working capital reductions resulted in a lower use of cash than in the 2011 period. An increase in receivables, driven by higher levels of sales growth, generated significant cash outflows in the comparable 2011 period. Receivables growth in the 2012 period was tempered by lower levels of sales growth. The cash generated from operations in the 2012 period, together with borrowings under the Company's credit agreements, was primarily used for capital expenditures, the repurchase of stock and the payment of dividends.

Investing activities in the 2012 period primarily consisted of capital expenditures of $15.7 million compared to $19.3 million in the 2011 period. The higher expenditures in the 2011 period related primarily to the purchase of previously leased equipment. The Company expects capital spending in 2012 to approximate $45 to $50 million.

Cash provided by financing activities in the first half of 2012 included a net increase in borrowings of $38.7 million compared to a net decrease in borrowings of $26.9 million in the comparable 2011 period. In the 2012 period, net borrowings, together with cash generated from operations, were used for capital expenditures, common stock repurchases, dividends, contributions to the Company's pension plans and accrued employee incentive compensation payments. In the 2011 period, net borrowings were used to finance working capital requirements, capital expenditures, dividends, contributions to the Company's pension plans and accrued employee incentive compensation payments. Proceeds from the issuance of common stock decreased $22.0 million in the 2012 period from the 2011 period primarily as a result of higher stock option exercises in the 2011 period. Total cash used to pay dividends was $10.8 million in the 2012 period compared to $8.8 million in the 2011 period. During the six months ended June 30, 2012, the Company repurchased 0.7 million shares of the Company's stock at a cost of $19.0 million under the terms of its publicly announced repurchase program. The repurchase program, announced on October 20, 2011 (the "2011 Program"), authorized the repurchase of up to 5.0 million shares of the Company's common stock. As of June 30, 2012, the Company had repurchased 1.2 million shares of the Company's common stock under the 2011 Program.

At June 30, 2012, the Company held $91.0 million in cash and cash equivalents, the majority of which are held by foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may continue to increase in the near term. These balances are available primarily to fund international investments. The Company has not repatriated any portion of current year foreign earnings to the U.S. during the first half of 2012; however, repatriations of a portion of current year foreign earnings are planned during the remainder of 2012.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At June 30, 2012, $331.4 million was borrowed at an interest rate of 1.45% under the Company's $500.0 million Credit Facility which matures in September 2016. As of June 30, 2012, the Company did not have any borrowings under its short-term bank credit lines. At June 30, 2012, the Company's total borrowings are comprised of approximately 40% fixed rate debt and approximately 60% variable rate debt. The interest payments on approximately 30% of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the respective interest rate swaps that were executed in April 2012.

Debt Covenants

Borrowing capacity is limited by various debt covenants in the Company's debt agreements. As of June 30, 2012 the most restrictive borrowing capacity covenant in any agreement requires the Company to maintain a maximum ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times for the four fiscal quarters then ending. The Company's debt agreements also contain other financial covenants that require the maintenance of a certain other debt ratio, Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times and a certain interest coverage ratio, Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of at least 4.25 times, at June 30, 2012. Following is a reconciliation of Consolidated EBITDA to the Company's net income (in millions):

Four fiscal quarters ended June 30, 2012
Net income	$70.4
Add back:
Interest expense	9.1
Income taxes	24.1
Depreciation and amortization	56.0
Loss from discontinued operations, net of income taxes	26.1
Other adjustments	(0.8)
Consolidated EBITDA, as defined	$184.9

Consolidated Senior Debt, as defined, as of June 30, 2012	$334.5
Ratio of Consolidated Senior Debt to Consolidated EBITDA	1.81
Maximum	3.25
Consolidated Total Debt, as defined, as of June 30, 2012	$390.1
Ratio of Consolidated Total Debt to Consolidated EBITDA	2.11
Maximum	4.00
Consolidated Cash Interest Expense, as defined, as of June 30, 2012	$6.9
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	26.62
Minimum	4.25

Other adjustments primarily represent net losses on the sale of assets, depreciation and amortization associated with the discontinued operations and due diligence and transaction expenses as permitted under the Credit Agreement. Consolidated Total Debt excludes the debt discount related to the 3.375% Convertible Notes. The Company's financial covenants are measured as of the end of each fiscal quarter. At June 30, 2012, additional borrowings of $349.3 million of Total Debt and $266.3 million of Senior Debt would have been allowed under the covenants. The Company's unused credit facilities at June 30, 2012 were $168.6 million.

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

EBITDA

EBITDA for the first half of 2012 was $91.3 million compared to $90.9 million in the first half of 2011. EBITDA is a measurement not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Six months ended June 30,
	2012	2011
Net income	$47.0	$41.4
Add back:
Interest expense	4.8	6.0
Income taxes	13.6	14.7
Depreciation and amortization	25.9	28.8
EBITDA	$91.3	$90.9

FORWARD-LOOKING STATEMENTS

Certain of the statements in this quarterly report may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based upon management's good faith expectations and beliefs concerning future developments and their potential effect upon the Company and can be identified by the use of words such as "anticipated," "believe," "expect," "plans," "strategy," "estimate," "project," and other words of similar meaning in connection with a discussion of future operating or financial performance. These forward-looking statements may relate to, among others, the parties' ability to close the acquisition of Synventive Acquisition Inc. ("Synventive") and the expected closing date of the acquisition; the anticipated benefits of the acquisition; the impact of the acquisition on the Company’s financial results, business performance and product offerings; the expected impact of the acquisition on the Company’s fiscal 2012 revenue, non-GAAP results and GAAP results. These forward-looking statements do not constitute guarantees of future performance and are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated. These include, but are not limited to: the possibility that various closing conditions for the transaction may not be satisfied or waived; the effects of disruption from the transaction, making it more difficult to maintain relationships with employees, customers, business partners or governmental entities; the success of the companies in implementing their integration strategies; the actual benefits realized from this transaction; disruptions to our business and financial conditions as a result of this acquisition or other investments or acquisitions; the ability to recruit and retain key personnel; difficulties leveraging market opportunities; difficulties providing solutions that meet the needs of customers; market acceptance of Synventive’s products and services; rapid technological and market change; the ability to protect intellectual property rights; the ability to maintain partner, reseller, distribution and vendor support and supply relationships; higher risks in international operations and markets; the ability to hire and retain employees; the impact of increased competition; currency fluctuations; litigation; and other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission by the Company, including the Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors sections of the Company’s filings with the Securities and Exchange Commission. The risks and uncertainties described in our periodic filings with the Securities and Exchange Commission, include, among others, uncertainties arising from the current or worsening conditions in financial markets; future financial performance of the industries or customers that we serve; changes in market demand for our products and services; inability to realize expected sales or profits from existing backlog; integration of acquired businesses; restructuring costs or savings; the impact of the divestiture in 2011 of our Barnes Distribution Europe businesses and any other future strategic actions, including acquisitions, joint ventures, divestitures, restructurings, or strategic business realignments, and our ability to achieve the financial and operational targets set in connection with any such actions; foreign currency exposure; the outcome of pending and future claims or litigation or governmental, regulatory proceedings, investigations, inquiries, and audits; uninsured claims and litigation; future levels of indebtedness; and numerous other matters of global, regional or national scale, including those of a political, economic, business, competitive, environmental, regulatory and public health nature. The Company assumes no obligation to update our forward-looking statements.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's second fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company was named in a lawsuit arising out of an alleged breach of contract and implied warranty by a customer of Toolcom, a business previously included within the former Logistics and Manufacturing Services segment, related to the sale of certain products prior to the Company’s 2005 acquisition of Toolcom. In 2006, the plaintiff filed the lawsuit in civil court in Scotland and asserted that certain products sold were not fit for a particular use and claims approximately 5.5 million pounds sterling (approximately $8.5 million at June 30, 2012) in damages, plus interest at the statutory rate of 8% per annum and costs. The court found that Toolcom was in breach of contract and implied warranty, and ordered Toolcom to pay a portion of the plaintiff’s attorneys’ fees. The court has not made determinations as to causation and damages. Although the Company intends to vigorously defend its position with respect to causation and damages, based on reviews of the currently available information and acknowledging the uncertainties of litigation, management has provided for what it believes to be a reasonable estimate of loss exposure. While it is currently not possible to determine the ultimate outcome of this matter, the Company believes that any ultimate losses would not be expected to have a material adverse effect on the Company’s consolidated financial position or cash flows, but could be material to the consolidated results of operations of any one period.

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

Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We are updating those risk factors to include the following risks associated with our pending acquisition of all of the issued and outstanding shares of capital stock of Synventive Acquisition Inc. ("Synventive") and the potential financing for that acquisition ("Synventive Acquisition"). As reported in our Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 17, 2012 and as described elsewhere in this Form 10-Q, we entered into a Stock Purchase Agreement on July 16, 2012 relating to the Synventive Acquisition and intend to fund the purchase price for the acquisition from cash on hand and borrowings under the recently executed accordion feature of our Credit Agreement.
The pending Synventive Acquisition exposes the Company to a number of risks and uncertainties, the occurrence of any of which could materially adversely affect our business, cash flows, financial condition and results of operations as well as the market price of our common stock. Such risks and uncertainties include risks relating to the completion of the acquisition, the subsequent integration of Synventive's business with the Company, the financial performance of Synventive following the acquisition and risks associated with incurring additional indebtedness.
The Synventive Acquisition is expected to close during August 2012. The parties may not, however, be able to satisfy or waive the closing conditions to the Synventive Acquisition, including obtaining the necessary regulatory approvals and necessary third party agreements, and therefore the acquisition may not be completed. Additionally, our management has spent, and will continue to spend, a significant amount of its time and efforts directed toward the acquisition, which time and efforts otherwise would have been spent on our existing businesses and other opportunities that could have been beneficial to us. We may continue to incur significant additional costs before the closing of the Synventive Acquisition and if the transaction is delayed or not completed, we may not be able to realize any benefit from the transaction. In addition, preparing for the completion of the Synventive Acquisition required us to obtain additional financing. Although our execution of the accordion feature of our Credit Agreement provides committed financing for a portion of the purchase price, there is no guarantee that the lenders thereunder will fulfill their obligations or that we will be able to otherwise finance the Synventive Acquisition. The financing costs to complete the Synventive Acquisition may also be significantly higher than expected.

In addition, we may not realize the anticipated benefits of the Synventive Acquisition. Our ability to realize such benefits will depend on our ability to successfully and efficiently integrate Synventive's business, which involves products and services, markets and geographies that are new to the Company, into our business, in addition to an increased scale of our international operations. Difficulties of integration include coordinating and consolidating separate systems and facilities, integrating the management of the acquired business, retaining market acceptance of Synventive's products and services, maintaining employee morale and retaining key employees, and implementing our management information systems and operational procedures and disciplines. Any such difficulties may make it more difficult to maintain relationships with employees, customers, business partners and suppliers. In addition, even if integration is successful, the financial performance of the acquired business may not be as expected and there can be no assurance we will realize anticipated revenue and earnings enhancements from the Synventive Acquisition.
Finally, we will incur a substantial amount of additional indebtedness which could have an adverse effect on our financial health and make it more difficult for us to obtain additional financing in the future. We currently expect to finance the Synventive Acquisition with available cash and borrowings under the recently executed accordion feature of our Credit Agreement. Incurring additional debt to fund the acquisition purchase price may have an adverse effect on our financial condition and may limit our ability to obtain any necessary financing in the future for working capital, capital expenditures, future acquisitions, debt service requirements or other purposes. Additionally, we may not be able to generate sufficient cash flow or otherwise obtain funds necessary to meet the additional debt obligations. Any default under the Credit Agreement would likely result in the acceleration of the repayment obligations to our lenders, as well as the acceleration of all of our outstanding debt.
The realization of any of the foregoing risks may materially adversely affect our business, cash flows, financial condition, results of operations or the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)

April 1-30, 2012	1,632		$26.78	—	4,100,000
May 1-31, 2012	300,000		$26.32	300,000	3,800,000
June 1-30, 2012	—		$—	—	3,800,000
Total	301,632	(1)	$26.32	300,000

(1)
Other than 300,000 shares purchased in the second quarter of 2012, which were purchased as part of the Company's publicly announced plans, all acquisitions of equity securities during the second quarter of 2012 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

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

Barnes Group Inc.
(Registrant)

Date:	July 27, 2012	/s/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr. Senior Vice President, Finance Chief Financial Officer (Principal Financial Officer)

Date:	July 27, 2012	/s/ MARIAN ACKER
Marian Acker Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended June 30, 2012

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