Form 10-Q
period 2012-09-30
BARNES GROUP INC
filed 2012-10-29
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

The registrant had outstanding 54,113,235 shares of common stock as of October 24, 2012.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended September 30, 2012

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” under Part I - Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net sales	$306,059	$298,643	$902,577	$886,069

Cost of sales	208,571	198,776	603,440	584,251
Selling and administrative expenses	67,817	65,679	202,327	203,140
	276,388	264,455	805,767	787,391
Operating income	29,671	34,188	96,810	98,678

Interest expense	3,243	1,902	8,046	7,906
Other expense (income), net	851	(501)	1,799	228
Income from continuing operations before income taxes	25,577	32,787	86,965	90,544
Income taxes	4,847	7,896	18,463	22,730
Income from continuing operations	20,730	24,891	68,502	67,814
Loss from discontinued operations, net of income taxes	(2,249)	(1,646)	(2,983)	(3,165)
Net income	$18,481	$23,245	$65,519	$64,649

Per common share:
Basic:
Income from continuing operations	$0.38	$0.45	$1.25	$1.23
Loss from discontinued operations, net of income taxes	(0.04)	(0.03)	(0.05)	(0.06)
Net income	$0.34	$0.42	$1.20	$1.17
Diluted:
Income from continuing operations	$0.38	$0.44	$1.24	$1.21
Loss from discontinued operations, net of income taxes	(0.04)	(0.03)	(0.05)	(0.06)
Net income	$0.34	$0.41	$1.19	$1.15
Dividends	$0.10	$0.08	$0.30	$0.24

Weighted average common shares outstanding:
Basic	54,508,387	55,834,038	54,618,636	55,325,541
Diluted	55,098,263	56,380,585	55,234,478	56,095,069

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$18,481	$23,245	$65,519	$64,649
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on hedging activities, net of tax (1)	95	(19)	(302)	31
Foreign currency translation adjustments, net of tax (2)	24,567	(34,388)	14,112	5,405
Defined benefit pension and other postretirement benefits, net of tax (3)	394	1,988	4,305	3,318
Total other comprehensive income (loss), net of tax	25,056	(32,419)	18,115	8,754
Total comprehensive income (loss)	$43,537	$(9,174)	$83,634	$73,403

(1) Net of tax of $(106) and $(6) for the three months ended September 30, 2012 and 2011, respectively, and $(425) and $107 for the nine months ended September 30, 2012 and 2011, respectively.

(2) Net of tax of $1,587 and $(1,464) for the three months ended September 30, 2012 and 2011, respectively, and $1,095 and $(24) for the nine months ended September 30, 2012 and 2011, respectively.

(3) Net of tax of $687 and $445 for the three months ended September 30, 2012 and 2011, respectively, and $2,848 and $1,336 for the nine months ended September 30, 2012 and 2011, respectively.

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$87,354	$62,505
Accounts receivable, less allowances (2012 - $2,846; 2011 - $2,898)	257,091	200,460
Inventories	230,197	216,520
Deferred income taxes	33,400	28,829
Prepaid expenses and other current assets	27,318	21,680
Total current assets	635,360	529,994

Deferred income taxes	31,544	47,661

Property, plant and equipment	633,901	603,383
Less accumulated depreciation	(407,262)	(392,599)
	226,639	210,784

Goodwill	577,503	366,104
Other intangible assets, net	389,545	272,092
Other assets	18,288	13,730
Total assets	$1,878,879	$1,440,365

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$8,085	$12,364
Accounts payable	107,052	92,524
Accrued liabilities	99,159	92,250
Long-term debt - current	540	540
Total current liabilities	214,836	197,678

Long-term debt	678,050	333,148
Accrued retirement benefits	129,989	152,696
Deferred income taxes	54,107	20,662
Other liabilities	19,568	13,781

Commitments and contingencies (Note 13)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2012 - 59,096,577 shares; 2011 - 58,593,802 shares)	591	586
Additional paid-in capital	329,170	316,251
Treasury stock, at cost (2012 - 4,998,447 shares; 2011 - 4,254,350 shares)	(99,729)	(79,569)
Retained earnings	609,236	560,186
Accumulated other non-owner changes to equity	(56,939)	(75,054)
Total stockholders' equity	782,329	722,400
Total liabilities and stockholders' equity	$1,878,879	$1,440,365

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2012	2011
Operating activities:
Net income	$65,519	$64,649
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	40,190	43,855
Amortization of convertible debt discount	1,641	1,633
Gain on disposition of property, plant and equipment	(214)	(400)
Stock compensation expense	6,564	5,866
Withholding taxes paid on stock issuances	(1,123)	(1,089)
Loss on the sale of businesses	749	—
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(12,317)	(27,462)
Inventories	981	(11,385)
Prepaid expenses and other current assets	(5,683)	(1,457)
Accounts payable	2,756	4,867
Accrued liabilities	(4,256)	14,119
Deferred income taxes	1,470	632
Long-term retirement benefits	(17,967)	(15,448)
Other	(1,009)	95
Net cash provided by operating activities	77,301	78,475

Investing activities:
Proceeds from disposition of property, plant and equipment	556	3,352
Payments related to the sale of businesses, net	(339)	—
Change in restricted cash	4,900	—
Capital expenditures	(22,923)	(25,169)
Business acquisitions, net of cash acquired	(296,717)	(3,495)
Other	(3,013)	(3,424)
Net cash used by investing activities	(317,536)	(28,736)

Financing activities:
Net change in other borrowings	(4,558)	3,023
Payments on long-term debt	(78,065)	(354,167)
Proceeds from the issuance of long-term debt	376,000	339,290
Premium paid on convertible debt redemption	—	(9,803)
Proceeds from the issuance of common stock	5,630	26,829
Common stock repurchases	(19,037)	(22,369)
Dividends paid	(16,245)	(13,197)
Excess tax benefit on stock awards	1,659	8,607
Other	(1,184)	(2,098)
Net cash provided (used) by financing activities	264,200	(23,885)

Effect of exchange rate changes on cash flows	884	(461)
Increase in cash and cash equivalents	24,849	25,393
Cash and cash equivalents at beginning of period	62,505	13,450
Cash and cash equivalents at end of period	$87,354	$38,843
Supplemental Disclosure of Cash Flow Information:
Non-cash investing activities during the first nine months of 2012 include the assumption of $45,537 of debt in connection with the acquisition of Synventive Molding Solutions.
See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data.)
(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income, comprehensive income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2011 has been derived from the 2011 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three- and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

In the first quarter of 2012, the Company changed its organizational structure to align its strategic business units into three reportable business segments: Aerospace, Industrial and Distribution. See Note 12 for a description of the three reportable segments.

Additionally, in the fourth quarter of 2011, the Company completed the sale of its Barnes Distribution Europe businesses (the "BDE business"). The BDE business was comprised of the Company's European KENT, Toolcom and BD France distribution businesses that were reported within the segment formerly referred to as Logistics and Manufacturing Services.

All previously reported financial information has been adjusted on a retrospective basis to reflect the segment realignment and the discontinued operations for all periods.

2. Discontinued Operations

On December 30, 2011, the Company sold substantially all of the assets of its BDE business to Berner SE (the "Purchaser") in a cash transaction pursuant to the terms of a Share and Asset Purchase Agreement ("SPA") among the Company, the Purchaser, and their respective relevant subsidiaries dated November 17, 2011. The Company received gross proceeds of $33,358, which represents the initial stated purchase price, and yielded net cash proceeds of $22,492 after consideration of cash sold, transaction costs paid and closing adjustments. The final amount of proceeds from the sale of the BDE business was subject to post-closing adjustments that were reflected in discontinued operations in periods subsequent to the disposition. The loss on the transaction for the period ended September 30, 2012 includes certain additional transaction costs and post closing adjustments.

As required by the terms of the SPA, the Company was required to place €9,000 of the proceeds in escrow to be used for any settlement of general representation and warranty claims. Absent a breach of warranty claim, the funds would be released from escrow on August 31, 2012 unless there were any then pending claims. Cash related to a pending claim would remain in escrow until a final determination of the claim had been made.

On August 17, 2012, the Purchaser provided a notice of breach of various warranties to the Company. The Company rejected the Purchaser's notice and demanded release of the full escrow effective August 31, 2012. The Purchaser refused to release the full escrow, and only €3,900 ($4,900) plus interest was released whereas €5,100 ($6,586 at September 30, 2012) plus interest remains in escrow. The Company objected to the retention of the escrow and expects to prevail in this matter. The Company has recorded the restricted cash in prepaid expenses and other current assets at September 30, 2012 and December 31, 2011.

The following amounts related to the BDE business were derived from historical financial information. The amounts have been segregated from continuing operations and reported as discontinued operations within the consolidated financial statements:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net sales	$—	$26,751	$—	$86,028
Loss before income taxes	(2,234)	(191)	(2,234)	(742)
Income tax expense	—	(744)	—	(1,048)
Loss from operations of discontinued businesses, net of income taxes	(2,234)	(935)	(2,234)	(1,790)
Loss on transaction	(21)	(1,145)	(788)	(2,215)
Income tax benefit on loss on sale	6	434	39	840
Loss on the sale of businesses	(15)	(711)	(749)	(1,375)
Loss from discontinued operations, net of income taxes	$(2,249)	$(1,646)	$(2,983)	$(3,165)

The loss from operations of discontinued businesses is primarily due to adjustments to retained liabilities.

3. Acquisition

On August 27, 2012, the Company completed the acquisition of Synventive Molding Solutions (“Synventive”) by acquiring all of the issued and outstanding shares of capital stock of Synventive Acquisition Inc., a Delaware corporation. Synventive is a leading designer and manufacturer of highly engineered and customized hot runner systems and components which serve as the enabling technology for many complex injection molding applications and are standard in industries that require premium product aesthetics and performance. This business, which is being integrated into our Industrial segment, enhances the Company's core manufacturing capabilities, adds innovative products and services and is expected to expand the Company's global marketplace presence. The Company acquired Synventive for an aggregate purchase price of $351,620, consisting of $306,083 in cash (including cash acquired of $9,366) and the assumption of $45,537 of debt. Immediately following the completion of the acquisition, the Company paid $45,156 of the assumed debt, primarily using cash on hand. The remaining purchase price was financed primarily with borrowings under the Company's revolving credit facility.
During the nine months ended September 30, 2012, the Company incurred $2,409 of acquisition-related costs. These costs include due diligence costs and transaction costs to complete the acquisition. These costs have been recognized in the Company's Consolidated Statement of Income as selling and administrative expenses.
The operating results of Synventive have been included in the Consolidated Statements of Income since the date of acquisition. The Company reported $15,830 in net sales and an operating loss of $2,896 from Synventive, included within the Industrial segment's operating profit, inclusive of $5,117 of short-term purchase accounting adjustments, for the period from the acquisition date through September 30, 2012.

The following table summarizes the fair values of the assets acquired, net of cash acquired, and liabilities assumed at the date of the acquisition:

Accounts Receivable	$42,724
Inventory	13,546
Other current assets	3,988
Property, plant and equipment	16,481
Other noncurrent assets	2,841
Intangible assets (Note 6)	126,600
Goodwill (Note 6)	203,988
Total assets acquired	410,168

Current liabilities	(22,768)
Other liabilities	(4,361)
Deferred taxes	(40,785)
Debt assumed	(45,537)
Total liabilities assumed	(113,451)
Net assets acquired	$296,717

The final purchase price allocation is subject to post-closing adjustments pursuant to the terms of the Stock Purchase Agreement with Synventive.
The following table reflects the unaudited pro forma operating results of the Company for the three and nine months ended September 30, 2012 and 2011, which give effect to the acquisition of Synventive as if it had occurred on January 1, 2011. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2011, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and Synventive adjusted for certain items including depreciation and amortization expense associated with the assets acquired and the Company’s expense related to financing arrangements, with the related tax effects. The pro forma information does not include the effects of any synergies or cost reduction initiatives related to the acquisition.

	(Unaudited Pro Forma) Three months ended September 30,		(Unaudited Pro Forma) Nine months ended September 30,
	2012	2011	2012	2011
Net sales	328,880	337,796	1,004,098	994,098
Income from continuing operations	24,164	25,522	75,171	55,734
Net income	21,915	23,876	72,188	52,569

Per common share:
Basic:
Income from continuing operations	$0.44	$0.46	$1.38	$1.01
Net income	$0.40	$0.43	$1.32	$0.95
Diluted:
Income from continuing operations	$0.44	$0.45	$1.36	$0.99
Net income	$0.40	$0.42	$1.31	$0.94

Pro forma earnings during the three and nine month periods ended September 30, 2012 were adjusted to exclude non-recurring items including acquisition-related costs and expense related to the fair value adjustment to inventory and acquired backlog. Pro forma earnings in 2011 were adjusted to include acquisition-related costs of $11,808 ($2,409 incurred by the Company and $9,399 incurred by Synventive at closing) and expense of $3,682 and $1,200 related to the fair value adjustments to inventory and acquired backlog, respectively. In addition, 2011 earnings were adjusted to exclude a gain on debt restructuring and a foreign exchange gain related to debt at Synventive.

4. Net Income Per Common Share

For the purpose of computing diluted income from continuing operations and net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans and convertible senior subordinated notes. For the purpose of computing diluted income from continuing operations and net income per common share, the weighted-average number of common shares was increased by 589,876 and 546,547 for the three-month periods ended September 30, 2012 and 2011, respectively, and 615,842 and 769,528 for the nine month periods ended September 30, 2012 and 2011, respectively, to account for the potential dilutive effect of stock-based incentive plans. There were no adjustments to income from continuing operations or net income for the purposes of computing income available to common stockholders for those periods.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three month periods ended September 30, 2012 and 2011, the Company excluded 367,428 and 686,016 stock options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options would have been anti-dilutive. During the nine month periods ended September 30, 2012 and 2011, the Company excluded 331,618 and 844,552 stock options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options would have been anti-dilutive.

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

The 3.375% convertible senior subordinated notes due in March 2027 (the “3.375% Convertible Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of

September 30, 2012 was approximately $28.31 per share of common stock. The dilutive effect of the notes is determined based on the average closing price of the Company's stock for the last 30 trading days of the quarter as compared to the conversion price of the notes. Under the net share settlement method, there were no potential shares issuable under the notes as the notes would have been anti-dilutive for the three and nine month periods ended September 30, 2012 and 2011.

Effective April 5, 2011, the Company, through the trustee of its 3.75% convertible senior subordinated notes due in August 2025 (the "3.75% Convertible Notes"), exercised its right to redeem the remaining $92,500 principal amount of these notes under their indenture agreement. The Company elected to pay cash to holders of the notes surrendered for conversion, including the value of any residual shares of common stock that were payable to the holders electing to convert their notes into an equivalent share value. Accordingly, the potential shares issuable for the 3.75% Convertible Notes were not included in either basic or diluted weighted average common shares outstanding for the nine month period ended September 30, 2011.

5. Inventories

The components of inventories consisted of:

	September 30, 2012	December 31, 2011
Finished goods	$124,384	$121,984
Work-in-process	60,797	60,557
Raw material and supplies	45,016	33,979
	$230,197	$216,520

6. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended September 30, 2012:

	Aerospace	Industrial	Distribution	Total Company
January 1, 2012	$30,786	$192,544	$142,774	$366,104
Goodwill acquired	—	203,988	—	203,988
Foreign currency translation	—	7,034	377	7,411
September 30, 2012	$30,786	$403,566	$143,151	$577,503

The changes recorded at Industrial include $203,988 of goodwill resulting from the acquisition of Synventive. The amount allocated to Goodwill is reflective of the benefits the Company expects to realize from the entrance into a new business platform, increased global market access and Synventive's assembled workforce. None of the recognized goodwill is expected to be deductible for income tax purposes.
Other Intangible Assets:
Other intangible assets consisted of:

		September 30, 2012		December 31, 2011
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs (RSPs)	Up to 30	$293,700	$(52,072)	$293,700	$(46,367)
Customer lists/relationships	10-15	102,806	(19,635)	23,506	(17,292)
Patents and technology	7-14	41,972	(6,283)	6,572	(5,211)
Trademarks/trade names	5-30	12,750	(7,317)	12,050	(6,618)
Other	Up to 15	12,692	(5,866)	11,492	(4,454)
		463,920	(91,173)	347,320	(79,942)
Unamortized intangible asset:
Trade name		10,000	—	—	—

Foreign currency translation		6,798	—	4,714	—
Other intangible assets		$480,718	$(91,173)	$352,034	$(79,942)

In connection with the acquisition of Synventive in August 2012, the Company recorded intangible assets of $126,600 which includes $79,300 of customer relationships, $35,400 of patents and technology, $10,700 of trade names ($10,000 of which relates to the Synventive trade name and has an indefinite life) and $1,200 of customer backlog. The weighted-average useful lives of the acquired assets were 15 years, 7 years, 10 years and less than one year, respectively.
Estimated amortization of intangible assets for future periods is as follows: 2012 - $20,000 ; 2013 - $27,000; 2014 - $31,000; 2015 - $31,000 and 2016 - $30,000.

7. Debt

The Company's debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios. The Company is in compliance with its debt covenants as of September 30, 2012, and closely monitors its future compliance based on current and anticipated future economic conditions.

Long-term debt and notes and overdrafts payable at September 30, 2012 and December 31, 2011 consisted of:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.375% Convertible Notes	$55,636	$60,239	$55,636	$59,038
Unamortized debt discount – 3.375% Convertible Notes	(3,692)	—	(5,333)	—
Revolving credit agreement	625,400	626,534	281,900	270,288
Borrowings under lines of credit and overdrafts	7,675	7,675	12,364	12,364
Foreign bank borrowings	1,080	1,080	1,485	1,642
Other	576	576	—	—
	686,675	696,104	346,052	343,332
Less current maturities	(8,625)		(12,904)
Long-term debt	$678,050		$333,148

The 3.375% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. The note holders may also require the Company to redeem some or all of the notes at their par value on March 15th of 2014, 2017 and 2022. The 3.375% Convertible Notes are also eligible for conversion upon meeting certain conditions as provided in the indenture agreement. The eligibility for conversion is determined quarterly. During the third quarter of 2012, the 3.375% Convertible Notes were not eligible for conversion. During the fourth quarter of 2012, the 3.375% Convertible Notes will not be eligible for conversion. The notes are valued using quoted market prices that represent Level 2 observable inputs.

The Company maintains an amended and restated revolving credit agreement (the "Credit Agreement") with Bank of America, N.A. as the administrative agent. In July 2012, the Company executed a $250,000 accordion feature that was available under the Company's existing $500,000 Credit Facility, increasing the available amount under the Credit Facility to $750,000. The $750,000 Credit Agreement matures in September 2016. Borrowings under the Credit Agreement bear interest at LIBOR plus a spread ranging from 1.10% to 1.70%. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings are valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

In addition, the Company has available approximately $15,000 in uncommitted short-term bank credit lines ("Credit Lines"), of which $7,500 was borrowed at September 30, 2012 at an interest rate of 2.16% and $12,000 was borrowed at December 31, 2011 at an interest rate of 2.17%. The Company had also borrowed $175 and $364 under overdraft facilities at September 30, 2012 and December 31, 2011, respectively. Repayments under the Credit Lines are due within seven days after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company also has foreign bank borrowings. The fair value of the foreign bank borrowings are based on observable Level 2 inputs. These instruments are valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

Other debt consists primarily of bank acceptances which are used to pay certain vendors. Bank acceptances represent financial instruments accepted by certain Chinese vendors in lieu of cash paid on receivables, generally range from 3 to 6 months in maturity and are guaranteed by banks. The fair value of the bank acceptances are based on observable Level 2 inputs and their carrying amounts approximate fair value due to their short maturities.

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

The following table sets forth the fair value amounts of derivative instruments held by the Company.

	September 30, 2012		December 31, 2011
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(2,014)	$—	$—
Foreign exchange contracts	1,563	—	276	—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	2,115	(53)	28	(976)
Total derivatives	$3,678	$(2,067)	$304	$(976)

Asset derivatives are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Liability derivatives related to interest rate contracts and foreign exchange contracts are recorded in other liabilities and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

The following table sets forth the gain (loss), net of tax, recorded in accumulated other non-owner changes to equity for the three- and nine-month periods ended September 30, 2012 and 2011 for derivatives held by the Company and designated as hedging instruments.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Cash flow hedges:
Interest rate contracts	$(551)	$—	$(1,250)	422
Foreign exchange contracts	646	(19)	948	(391)
	$95	$(19)	$(302)	$31

Amounts included within accumulated other non-owner changes to equity that were reclassified to expense during the first nine months of 2012 related to the interest rate swaps resulted in a fixed rate of interest of 1.03% plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings. Amounts included within accumulated other non-owner changes to equity that were reclassified to income during the first nine months of 2011 related to the interest rate swaps resulted in a fixed rate of interest of 2.947% plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings. The amounts reclassified for the foreign exchange contracts were not material in any period presented. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the three- and nine-month periods ended September 30, 2012 and 2011.

The following table sets forth the gains (losses) recorded in other expense (income), net in the consolidated statements of income for the three- and nine-month periods ended September 30, 2012 and 2011 for non-designated derivatives held by the Company. Such amounts were substantially offset by (losses) gains recorded on the underlying hedged asset or liability.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Foreign exchange contracts	$2,380	$(3,144)	$3,305	$(4,055)

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

Level 3	Unobservable inputs for the asset or liability

The following table provides the financial assets and financial liabilities reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
Asset derivatives	$3,678	$—	$3,678	$—
Liability derivatives	(2,067)	—	(2,067)	—
Bank acceptances	3,343	—	3,343	—
Rabbi trust assets	1,816	1,816	—	—
	$6,770	$1,816	$4,954	$—

December 31, 2011
Asset derivatives	$304	$—	$304	$—
Liability derivatives	(976)	—	(976)	—
Rabbi trust assets	1,494	1,494	—	—
	$822	$1,494	$(672)	$—

The derivative contracts are valued using observable current market information as of the reporting date such as the prevailing LIBOR-based and U.S. treasury interest rates and foreign currency spot and forward rates. Bank acceptances represent financial instruments accepted from certain Chinese customers in lieu of cash paid on receivables, generally range from 3 to 6 months in maturity and are guaranteed by banks. The carrying amounts of the bank acceptances, which are included within other current assets, approximate fair value due to their short maturities. The fair values of rabbi trust assets are based on quoted market prices from various financial exchanges.

10. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
Pensions	2012	2011	2012	2011
Service cost	$1,704	$1,477	$4,962	$4,421
Interest cost	5,419	5,626	16,156	16,866
Expected return on plan assets	(8,216)	(8,030)	(24,506)	(24,060)
Amortization of prior service cost	209	280	629	842
Recognized losses	3,170	1,436	9,029	4,311
Settlement loss	91	—	91	—
Net periodic benefit cost	$2,377	$789	$6,361	$2,380

	Three months ended September 30,		Nine months ended September 30,
Other Postretirement Benefits	2012	2011	2012	2011
Service cost	$69	$70	$205	$213
Interest cost	643	712	1,902	2,136
Amortization of prior service credit	(396)	(385)	(1,189)	(1,156)
Recognized losses	269	202	811	606
Net periodic benefit cost	$585	$599	$1,729	$1,799

11. Income Taxes

The Company's effective tax rate from continuing operations for the first nine months of 2012 was 21.2%. In 2011, the Company's effective tax rate from continuing operations was 25.1% in the first nine months of the year and 21.7% for the full year. The effective tax rate for the first nine months of 2011 included the recognition of $1,793 of discrete tax expense related to tax adjustments for earlier years. The decrease in the 2012 effective tax rate from continuing operations was driven primarily by the absence of this discrete item and the impact of a decrease in the planned repatriation of a portion of current year foreign earnings to the U.S., partially offset by a projected change in the mix of earnings attributable to higher-taxing jurisdictions or jurisdictions where losses cannot be benefited in 2012.

The Company was awarded a number of multi-year Pioneer tax status certificates (the "certificates") by the Ministry of Trade and Industry in Singapore for the production of certain engine components by the Aerospace aftermarket business, the earliest of which was granted in August 2005 retroactive to October 2003. The certificates are subject to the Company meeting certain capital expenditure and workforce commitments. The first certificate expired in September of 2012, the next certificate is scheduled to expire in the first quarter of 2013 and the remaining certificates are scheduled to expire in the subsequent two years, unless extensions are granted.

12. Information on Business Segments

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

The Aerospace segment produces precision-machined and fabricated components and assemblies for original equipment manufacturer (“OEM”) turbine engine, airframe and industrial gas turbine builders throughout the world, and for the military. Aerospace also provides jet engine component overhaul and repair services for many of the world's major turbine engine manufacturers, commercial airlines and the military. In addition, Aerospace manufactures and provides aerospace aftermarket spare parts and provides repair services for aerospace engine components. The Industrial segment is a global supplier of high quality manufactured precision components for critical applications, and a leading designer and manufacturer of highly engineered and customized hot runner systems and components, serving diverse industrial end markets such as transportation, energy, electronics, medical devices and consumer products. The Distribution segment is an industry leader in logistics support through vendor managed inventory and technical sales for maintenance, repair, operating and production supplies, as well as the design, assembly and distribution of engineered supplies for the global industrial base.

The following tables set forth information about the Company's operations by its three reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net sales
Aerospace	$98,370	$98,125	$289,391	$283,415
Industrial	123,812	112,476	349,404	337,910
Distribution	85,719	90,260	270,999	271,903
Intersegment sales	(1,842)	(2,218)	(7,217)	(7,159)
Total net sales	$306,059	$298,643	$902,577	$886,069

Operating profit
Aerospace	$15,345	$16,071	$44,269	$44,548
Industrial	7,406	10,340	28,728	32,275
Distribution	6,920	7,777	23,813	21,855
Total operating profit	29,671	34,188	96,810	98,678
Interest expense	3,243	1,902	8,046	7,906
Other expense (income), net	851	(501)	1,799	228
Income from continuing operations before income taxes	$25,577	$32,787	$86,965	$90,544

	September 30, 2012	December 31, 2011
Assets
Aerospace	$534,807	$544,943
Industrial(A)	879,284	453,279
Distribution	284,125	278,139
Other (B)	180,663	164,004
Total assets	$1,878,879	$1,440,365

(A) The increase in assets within the Industrial segment primarily reflects the acquisition of Synventive.
(B) "Other" assets include corporate-controlled assets, the majority of which are cash and deferred tax assets.

13. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not material as of September 30, 2012 and December 31, 2011.

The Company was named in a lawsuit arising out of an alleged breach of contract and implied warranty by a customer of Toolcom Suppliers Limited (“Toolcom”), a business previously included within the former Logistics and Manufacturing Services segment, related to the sale of certain products prior to the Company’s 2005 acquisition of Toolcom. In 2006, the plaintiff filed the lawsuit in civil court in Scotland and asserted that certain products sold were not fit for a particular use and claims approximately 5,500 pounds sterling (approximately $8,900 at September 30, 2012) in damages, plus interest at the statutory rate of 8% per annum and costs. The court found that Toolcom was in breach of contract and implied warranty, and ordered Toolcom to pay a portion of the plaintiff’s attorneys’ fees. The court has not made determinations as to causation and damages. In the third quarter 2012, the customer provided to the Company additional information regarding its claim, increasing the amount of damages, including lost profits, that the customer allegedly suffered as a result of the Company's breach of contract and implied warranty, and the amount of interest due on the claim. Although the Company intends to vigorously defend its position, based on reviews of the currently available information and acknowledging the uncertainties of litigation, management has provided for what it believes to be a reasonable estimate of loss exposure. While it is currently not possible to determine the ultimate outcome of this matter, the Company believes that any ultimate losses would not be expected to have a material adverse effect on the Company’s consolidated financial position or cash flows, but could be material to the consolidated results of operations of any one period.

Income Taxes

In connection with an IRS audit for the tax years 2000 through 2002, the IRS proposed adjustments to these tax years of approximately $16,500, plus a potential penalty of 20% of the tax assessment plus interest. The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries. The Company filed an administrative protest of these adjustments. In the third quarter of 2009, the Company was informed that its protest was denied and a tax assessment was received from the Appeals Office of the IRS. In November 2009, the Company filed a petition against the IRS in the U.S. Tax Court contesting the tax assessment received. As expected, a trial was held in the first quarter of 2012 and all briefs were filed in the third quarter of 2012. A decision is expected late in the fourth quarter of 2012 or in the first half of 2013. Depending on the outcome, an appeal by either party is possible. The Company continues to believe its tax position on the issues raised by the IRS is correct and the Company plans to continue to take appropriate actions to vigorously defend its position. The Company believes it should prevail on this issue. While any additional impact on the Company's liability for income taxes cannot presently be determined, the Company continues to believe it is adequately provided for and the outcome is not expected to have a material effect on the consolidated financial position or cash flows, but could be material to the consolidated results of operations of any one period.
__________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month and nine-month periods ended September 30, 2012 and 2011, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 29, 2012 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of September 30, 2012 and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and September 30, 2011 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and September 30, 2011. This interim financial information is the responsibility of the Company's management.

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
October 29, 2012

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

Additionally, in the fourth quarter of 2011, the Company completed the sale of its Barnes Distribution Europe businesses (the "BDE business"). The BDE business was comprised of the Company's European KENT, Toolcom and BD France distribution businesses that were reported within the segment formerly referred to as Logistics and Manufacturing Services.

All previously reported financial information has been adjusted on a retrospective basis to reflect the segment realignment and the discontinued operations for all periods.

Aerospace

Aerospace produces precision-machined and fabricated components and assemblies for original equipment manufacturer ("OEM") turbine engine, airframe, and industrial gas turbine builders throughout the world, and for the military. Aerospace also provides jet engine component overhaul and repair ("MRO") services for many of the world's major turbine engine manufacturers, commercial airlines and the military. MRO activities include the manufacture and delivery of aerospace aftermarket spare parts, participation in revenue sharing programs (“RSPs”) under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program, and component repairs.

Aerospace's OEM business competes with both the leading jet engine OEMs and a large number of machining and fabrication companies. Competition is based mainly on quality, engineering and technical capability, product breadth, timeliness, service and price. Aerospace's machining and fabrication operations, with facilities in Arizona, Connecticut, Michigan, Ohio, Utah and Singapore, produce critical engine and airframe components through technically advanced processes.

Aerospace's MRO business competes with aerospace OEMs, service centers of major commercial airlines, and other independent service companies for the repair and overhaul of turbine engine components. The manufacturing and supplying of aerospace aftermarket spare parts, including those related to the RSPs, are dependent upon the reliable and timely delivery of high-quality components. Aerospace's aftermarket facilities, located in Connecticut, Ohio and Singapore, specialize in the repair and refurbishment of highly engineered components and assemblies such as cases, rotating air seals, shrouds and honeycomb air seals.

Industrial

Industrial is a global supplier of engineered components for critical applications focused on providing solutions for a diverse customer base. It is equipped to produce virtually every type of precision spring, from fine hairsprings for electronics and instruments, to large heavy-duty springs for machinery. It is also a leading manufacturer and supplier of precision mechanical products, including precision mechanical springs, compressor reed valves, and nitrogen gas products. Industrial also manufactures high-precision punched and fine-blanked components used in transportation and industrial applications, nitrogen gas springs and manifold systems used to precisely control stamping presses, and retention rings that position parts on a shaft or other axis. Additionally, through our recent Synventive Molding Solutions acquisition, Industrial is a leading designer and manufacturer of highly engineered and customized hot runner systems and components - the enabling technology for many complex injection molding applications.
Industrial has a diverse customer base with products purchased by durable goods manufacturers located around the world in industries such as transportation, energy, electronics, medical devices and consumer products. Long-standing customer relationships enable Industrial to participate in the design phase of components and assemblies through which customers receive the benefits of manufacturing research, testing and evaluation. Products are sold primarily through Industrial's direct sales force and its global distribution channel.

Industrial competes with a broad base of large and small companies engaged in the manufacture and sale of custom metal components, systems, and assemblies; and competes on the basis of quality, service, reliability of supply, engineering and technical capability, product breadth, innovation, design, and price.

Industrial has manufacturing, sales, assembly, and distribution operations in the United States, Brazil, Canada, China, Czech Republic, France, Germany, India, Italy, Japan, Korea, Mexico, Netherlands, Portugal, Singapore, Slovakia, Sweden, Switzerland, Thailand and Turkey.

Distribution

Distribution provides value-added logistics support services including inventory management, technical sales, and supply chain solutions for maintenance, repair, operating, and production supplies and services. Distribution's global operations are engaged in the supplying and servicing of maintenance, repair and operating components and also the engineering and technical sales of custom solutions for springs, gas struts and engineered hardware.

Distribution's activities include logistics support through vendor-managed inventory and technical sales for stocked replacement parts and other products, catalog offerings, and custom solutions. Key business drivers include a value proposition centered on customer service, delivery, multiple sales channels, procurement systems, and strong customer relationships.

The Distribution segment faces active competition throughout the world. The products and services offered are not unique, and its competitors provide substantially similar products and services. Competition comes from local, regional, and national maintenance and repair supply distributors and from specialty manufacturers of springs, gas struts and engineered hardware. Service alternatives, timeliness and reliability of supply, price, technical capability, product breadth, quality and overall customer service are important competitive factors.

Distribution has sales, distribution, and assembly operations in the United States, Brazil, Canada, China, France, Mexico, Singapore, Spain and the United Kingdom. Products and services are available in more than 30 countries.

Third Quarter 2012 Highlights

On August 27, 2012, the Company completed its acquisition of Synventive Acquisition Inc. ("Synventive”). Synventive is a leading designer and manufacturer of highly engineered and customized hot runner systems and components and provides related services. The acquisition is being integrated into the Industrial segment. The financial results of Synventive, from the date of the acquisition, are included within consolidated financial statements of the Company for the three and nine month periods ended September 30, 2012. The Company funded the purchase price of the acquisition from cash on hand and borrowings under the Credit Facility.

On July 10, 2012, the Company executed a $250.0 million accordion feature that was available under the Company's existing $500.0 million Credit Agreement, increasing the available amount under the Credit Facility to $750.0 million.

In the third quarter of 2012, sales increased by $7.4 million, or 2.5%, from the third quarter of 2011 to $306.1 million. Foreign currency translation decreased sales by approximately $5.0 million as the U.S. dollar strengthened against foreign currencies. Organic sales decreased by $3.3 million, or 1.1%, while the Synventive acquisition provided sales of $15.8 million in the third quarter of 2012. Sales at the Aerospace segment increased slightly. Organic sales were relatively flat within the Industrial segment and declined approximately 5% within the Distribution segment as our customers closely managed their inventory levels.

Operating income in the third quarter of 2012 decreased 13.2% to $29.7 million from the third quarter of 2011 and operating income margin decreased from 11.4% to 9.7%. Operating margin declines were primarily the result of $5.1 million of short-term purchase accounting adjustments and transaction costs resulting from the acquisition of Synventive.

RESULTS OF OPERATIONS

Net Sales

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2012	2011	Change		2012	2011	Change
Aerospace	$98.4	$98.1	$0.2	0.2%	$289.4	$283.4	$6.0	2.1%
Industrial	123.8	112.5	11.3	10.1%	349.4	337.9	11.5	3.4%
Distribution	85.7	90.3	(4.5)	(5.0)%	271.0	271.9	(0.9)	(0.3)%
Intersegment sales	(1.8)	(2.3)	0.4	17.0%	(7.2)	(7.2)	(0.1)	(0.8)%
Total	$306.1	$298.6	$7.4	2.5%	$902.6	$886.1	$16.5	1.9%

The Company reported net sales of $306.1 million in the third quarter of 2012, an increase of $7.4 million or 2.5%, from the third quarter of 2011. The August 27, 2012 acquisition of Synventive provided $15.8 million of net sales during the 2012 period. The strengthening of the U.S. dollar against foreign currencies decreased net sales by approximately $5.0 million, of which $4.8 million related to Industrial and $0.2 million related to Distribution. Organic sales declined by $3.3 million, which included a decrease of $4.3 million at Distribution, partially offset by increases of $0.2 million and $0.3 million at Aerospace and Industrial, respectively.

The Company reported net sales of $902.6 million in the first nine months of 2012, an increase of $16.5 million or 1.9%, from the first nine months 2011. The acquisition of Synventive provided $15.8 million of net sales during the 2012 period. The sales increase reflected $14.2 million of organic sales growth which included increases of $6.0 million, $7.8 million and $0.5 million at Aerospace, Industrial and Distribution, respectively. The strengthening of the U.S. dollar against foreign currencies, primarily in Europe and Brazil, decreased net sales by approximately $13.5 million of which $12.1 million related to Industrial and $1.4 million related to Distribution.

Expenses and Operating Income

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2012	2011	Change		2012	2011	Change
Cost of sales	$208.6	$198.8	$9.8	4.9%	$603.4	$584.3	$19.2	3.3%
% sales	68.1%	66.6%			66.9%	65.9%
Gross profit (1)	$97.5	$99.9	$(2.4)	(2.4)%	$299.1	$301.8	$(2.7)	(0.9)%
% sales	31.9%	33.4%			33.1%	34.1%
Selling and administrative expenses	$67.8	$65.7	$2.1	3.3%	$202.3	$203.1	$(0.8)	(0.4)%
% sales	22.2%	22.0%			22.4%	22.9%
Operating income	$29.7	$34.2	$(4.5)	(13.2)%	$96.8	$98.7	$(1.9)	(1.9)%
% sales	9.7%	11.4%			10.7%	11.1%
(1) - Sales less cost of sales.

Cost of sales in the third quarter of 2012 increased 4.9% from the 2011 period, while gross profit margin decreased from 33.4% in the 2011 period to 31.9% in the 2012 period. Gross margins declined at Aerospace and Industrial while remaining flat at Distribution. The decline in gross margin was driven primarily by a shift in mix within the Aerospace segment, lower volumes at Distribution and the impact of short-term purchase accounting adjustments related to the acquisition of Synventive. Selling and administrative expenses in the third quarter of 2012 increased 3.3% from the 2011 period due to the incremental operations of Synventive and acquisition-related costs, partially offset by lower employee related costs, primarily due to incentive compensation, as a result of the level of achievement of the Company's pre-established annual performance targets. As a percentage of sales, selling and administrative costs increased from 22.0% in the third quarter of 2011 to 22.2% in the 2012 period. Operating income in the third quarter of 2012 decreased 13.2% to $29.7 million from the third quarter of 2011 and operating income margin decreased from 11.4% to 9.7%.

Cost of sales in the first nine months of 2012 increased 3.3% from the 2011 period, while gross profit margin decreased from 34.1% in the 2011 period to 33.1% in the 2012 period. The decline was driven primarily by a shift in mix within the Aerospace segment, increased pension costs and the impact of short-term purchase accounting adjustments related to the acquisition of Synventive. Selling and administrative expenses in the first nine months of 2012 decreased 0.4% from the first nine months of 2011 as a result of lower employee related costs, primarily due to incentive compensation, partially offset by an increase in acquisition-related costs. As a percentage of sales, selling and administrative costs decreased from 22.9% in the first nine months of 2011 to 22.4% in the first nine months of 2012. Operating income in the first nine months of 2012 decreased 1.9% from the 2011 period and operating income margin declined from 11.1% to 10.7%.

Interest expense
Interest expense increased by $1.3 million and $0.1 million in the third quarter of 2012 and the first nine months of 2012, respectively, compared to the prior year amounts. The increase in interest expense during the third quarter of 2012 was primarily a result of higher borrowings under the variable rate credit facility (the “Credit Facility”) used to fund the acquisition of Synventive. In addition, higher average interest rates resulted from the Company's entering into the amended Credit Facility in September 2011 and five-year interest rate swap agreements in April 2012.

During the first nine months of 2012, the slight increase in interest expense was a result of higher borrowings to fund the acquisition of Synventive, partially offset by lower average interest rates following the redemption of the 3.75% Convertible Notes in April 2011, which was funded with the lower rate Credit Facility.

Other expense (income), net
Other expense (income), net in the third quarter of 2012 was $0.9 million compared to $(0.5) million in the third quarter of 2011. In the first nine months of 2012, other expense (income), net was $1.8 million compared to $0.2 million in the first nine months of 2011. The changes in other expense (income), net primarily reflect changes in foreign exchange net transaction losses during the periods.

Income Taxes
The Company's effective tax rate from continuing operations for the first nine months of 2012 was 21.2%. In 2011, the Company's effective tax rate from continuing operations was 25.1% in the first nine months of the year and 21.7% for the full year. The effective tax rate for the first nine months of 2011 included the recognition of $1.8 million of discrete tax expense related to tax adjustments for earlier years. The decrease in the 2012 effective tax rate from continuing operations was driven primarily by the absence of this discrete item and the impact of a decrease in the planned repatriation of a portion of current year foreign earnings to the U.S., partially offset by a projected change in the mix of earnings attributable to higher-taxing jurisdictions or jurisdictions where losses cannot be benefited in 2012.

The Company was awarded a number of multi-year Pioneer tax status certificates (the "certificates") by the Ministry of Trade and Industry in Singapore for the production of certain engine components by the Aerospace aftermarket business, the earliest of which was granted in August 2005 retroactive to October 2003. The certificates are subject to the Company meeting certain capital expenditure and workforce commitments. The first certificate expired in September of 2012, the next certificate is scheduled to expire in the first quarter of 2013 and the remaining certificates are scheduled to expire in the subsequent two years, unless extensions are granted.

In connection with an IRS audit for the tax years 2000 through 2002, the IRS proposed adjustments to these tax years of approximately $16.5 million, plus a potential penalty of 20% of the tax assessment plus interest. The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries. The Company filed an administrative protest of these adjustments. In the third quarter of 2009, the Company was informed that its protest was denied and a tax assessment was received from the Appeals Office of the IRS. In November 2009, the Company filed a petition against the IRS in the U.S. Tax Court contesting the tax assessment received. As expected, a trial was held in the first quarter of 2012 and all briefs were filed in the third quarter of 2012. A decision is expected late in the fourth quarter of 2012 or in the first half of 2013. Depending on the outcome, an appeal by either party is possible. The Company continues to believe its tax position on the issues raised by the IRS is correct and the Company plans to continue to take appropriate actions to vigorously defend its position. The Company believes it should prevail on this issue. While any additional impact on the Company's liability for income taxes cannot presently be determined, the Company continues to believe it is adequately provided for and the outcome is not expected to have a material effect on the consolidated financial position or cash flows, but could be material to the consolidated results of operations of any one period.

Income and Income per Share

	Three months ended September 30,				Nine months ended September 30,
(in millions, except per share)	2012	2011	Change		2012	2011	Change
Income from continuing operations	$20.7	$24.9	$(4.2)	(16.7)%	$68.5	$67.8	$0.7	1.0%
Loss from discontinued operations, net of income taxes	(2.2)	(1.6)	(0.6)	(36.6)%	(3.0)	(3.2)	$0.2	5.8%
Net income	$18.5	$23.2	$(4.8)	(20.5)%	$65.5	$64.6	$0.9	1.3%
Per common share:
Basic:
Income from continuing operations	$0.38	$0.45	$(0.07)	(15.6)%	$1.25	$1.23	$0.02	1.6%
Loss from discontinued operations, net of income taxes	(0.04)	(0.03)	(0.01)	(33.3)%	(0.05)	(0.06)	0.01	16.7%
Net income	$0.34	$0.42	$(0.08)	(19.0)%	$1.20	$1.17	$0.03	2.6%
Diluted:
Income from continuing operations	$0.38	$0.44	$(0.06)	(13.6)%	$1.24	$1.21	$0.03	2.5%
Loss from discontinued operations, net of income taxes	(0.04)	(0.03)	(0.01)	(33.3)%	(0.05)	(0.06)	0.01	16.7%
Net income	$0.34	$0.41	$(0.07)	(17.1)%	$1.19	$1.15	$0.04	3.5%
Weighted average common shares outstanding:
Basic	54.5	55.8	(1.3)	(2.4)%	54.6	55.3	(0.7)	(1.3)%
Diluted	55.1	56.4	(1.3)	(2.3)%	55.2	56.1	(0.9)	(1.5)%

In the third quarter of 2012, basic and diluted income from continuing operations per common share decreased 15.6% and 13.6%, respectively, from the third quarter of 2011 and for the first nine months of 2012 increased 1.6% and 2.5%, respectively, from the first nine months of 2011. The changes were directly attributable to the changes in income from continuing operations for the periods. Basic weighted average common shares outstanding decreased due to the repurchase of 1,509,156 shares and 700,000 shares during 2011 and 2012, respectively. The decrease was partially offset by shares issued for employee stock plan activity. Diluted weighted average common shares outstanding decreased primarily as a result of the decrease in basic weighted average common shares outstanding.

Financial Performance by Business Segment

Aerospace

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2012	2011	Change		2012	2011	Change
Sales	$98.4	$98.1	$0.2	0.2%	$289.4	$283.4	$6.0	2.1%
Operating profit	15.3	16.1	(0.7)	(4.5)%	44.3	44.5	(0.3)	(0.6)%
Operating margin	15.6%	16.4%			15.3%	15.7%

The Aerospace segment reported sales of $98.4 million in the third quarter of 2012, a 0.2% increase from the third quarter of 2011. The OEM manufacturing business reflected increased sales activity, however this growth was primarily offset by a decline in sales within the aftermarket RSP spare parts business. Sales within the aftermarket repair and overhaul business were flat. In the first nine months of 2012, this segment reported sales of $289.4 million, a 2.1% increase from the first nine months of 2011 primarily as a result of growth in the aftermarket repair and overhaul and the OEM manufacturing businesses. This growth was partially offset by a decline in sales within the aftermarket RSP spare parts business.

Operating profit at Aerospace in the third quarter of 2012 decreased 4.5% from the third quarter of 2011 to $15.3 million. The decrease was driven primarily by a shift in mix, due to the profit impact of lower sales in the aftermarket RSP spare parts business, partially offset by higher sales in the OEM manufacturing business. Operating margin declined from 16.4% in the 2011 period to 15.6% in the 2012 period. Operating profit in the first nine months of 2012 decreased 0.6% from the first nine months of 2011 to $44.3 million. Operating profit was impacted by a shift in mix as the profit impact of lower sales in the aftermarket RSP spare parts business were offset by the profit impact of higher sales in the OEM manufacturing and the aftermarket repair and overhaul businesses. Operating margin declined from 15.7% in the first nine months of 2011 to 15.3% in the 2012 period.

Outlook: Sales in the aerospace OEM business are impacted by the general state of the aerospace market driven by the worldwide economy and are driven by its order backlog through its participation in certain strategic commercial and military engine and airframe programs. Backlog in this business was $540.5 million at September 30, 2012, of which approximately 58% is expected to be shipped in the next 12 months. The aerospace OEM business may be impacted by adjustments of customer inventory levels, commodity availability and pricing, changes in the content levels on certain platforms including insourcing, changes in production schedules of specific engine and airframe programs, as well as the pursuit of new programs. Sales levels in the aerospace aftermarket repair and overhaul business are expected to reflect long-term trends towards improving maintenance, repair and overhaul activity, but may be negatively impacted by short-term fluctuations in demand. Management continues to believe its aerospace aftermarket business is competitively positioned based on strong customer relationships including long-term maintenance and repair contracts in the repair and overhaul business, expanded capabilities and current capacity levels.

Management is focused on growing operating profit at Aerospace primarily through organic sales growth, productivity initiatives, new product introductions and continued cost management. Operating profit is expected to continue to be affected by the profit impact of changes in sales volume and mix, particularly as it relates to the highly profitable aftermarket RSP spare parts business, and investments made in each of its businesses. Management actively manages commodity price increases through pricing actions and other productivity initiatives. In addition, the highly profitable aftermarket RSPs are expected to be impacted by incremental management fees which are deducted from sales and increase once during the life of each individual program generally in the fourth or later years of the particular program. Costs associated with increases in new product introductions may also negatively impact operating profit.

Industrial

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2012	2011	Change		2012	2011	Change
Sales	$123.8	$112.5	$11.3	10.1%	$349.4	$337.9	$11.5	3.4%
Operating profit	7.4	10.3	(2.9)	(28.4)%	28.7	32.3	(3.5)	(11.0)%
Operating margin	6.0%	9.2%			8.2%	9.6%

Sales at Industrial were $123.8 million in the third quarter of 2012, a 10.1% increase from the third quarter of 2011. The acquisition of Synventive provided $15.8 million of sales and organic sales increased by $0.3 million during the 2012 period. These increases were partially offset by the negative impact of foreign currency translation which decreased sales by approximately $4.8 million as the U.S. dollar strengthened against foreign currencies. In the first nine months of 2012, this segment reported sales of $349.4 million, a 3.4% percent increase from the first nine months of 2011. The acquisition of Synventive provided $15.8 million of sales and organic sales increased by $7.8 million. The negative impact of foreign currency translation decreased sales by approximately $12.1 million during the first nine months of 2012.

Operating profit in the third quarter of 2012 at Industrial was $7.4 million, a decrease of $2.9 million from the third quarter of 2011. Operating margin declines were primarily the result of $5.1 million of short-term purchase accounting adjustments and transaction costs resulting from the acquisition of Synventive. Lower incentive compensation, partially offset by higher pension costs, benefited operating profit. Operating profit in the first nine months of 2012 was $28.7 million, a decrease of 11.0% from the first nine months of 2011. The impacts of short-term purchase accounting adjustments and transaction costs related to the acquisition of Synventive were the primary drivers in the lower operating profit.

Outlook: In the industrial manufacturing businesses, management is focused on generating organic sales growth by leveraging the benefits of the diversified products and industrial end-markets in which its businesses have a global presence as well as gaining market share and introducing new products. Our ability to generate sales growth in the global markets served by these businesses is subject to economic conditions. Order activity in certain end-markets, including transportation, may provide extended sales growth. Strategic investments are expected to provide incremental benefits in the long term.

Operating profit is largely dependent on the sales volumes and mix within all businesses of the segment. Management continues to focus on improving profitability through leveraging organic sales growth, pricing initiatives, lean productivity and process improvements and investments to reduce outsourcing costs related to certain manufacturing processes. Management actively manages commodity price increases through pricing and productivity initiatives. Costs associated with increases in new product introductions may negatively impact operating profit.

Distribution

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2012	2011	Change		2012	2011	Change
Sales	$85.7	$90.3	$(4.5)	(5.0)%	$271.0	$271.9	$(0.9)	(0.3)%
Operating profit	6.9	7.8	(0.9)	(11.0)%	23.8	21.9	2.0	9.0%
Operating margin	8.1%	8.6%			8.8%	8.0%

The Distribution segment reported sales of $85.7 million in the third quarter of 2012, a 5.0% decrease from the third quarter of 2011. Organic sales declined by $4.3 million, while the negative impact of foreign currency translation decreased sales by approximately $0.2 million as the U.S. dollar strengthened against foreign currencies. In the first nine months of 2012, this segment reported sales of $271.0 million, a 0.3% decrease from the first nine months of 2011. Organic sales improved by $0.5 million, while the negative impact of foreign currency translation decreased sales by approximately $1.4 million.

Operating profit at Distribution in the third quarter of 2012 decreased 11.0% from the third quarter of 2011 to $6.9 million. The decrease was primarily driven by the profit impact of lower sales volumes, which was partially offset by lower employee related costs. Employee related costs benefited from lower incentive compensation, partially offset by higher pension costs. Operating margins declined from 8.6% in the third quarter of 2011 to 8.1% in the 2012 period. Operating profit in the first nine months of 2012 increased 9.0% from the first nine months of 2011 to $23.8 million. The increase during the 2012 period was driven by lower employee related costs, primarily due to incentive compensation, partially offset by increased pension costs.

Outlook: Organic sales levels in the Distribution segment are largely dependent upon the economy in the regions served, the retention of its customers and continuation of existing sales volumes to such customers, and the effectiveness and size of its sales force. Both near-term and long-term economic conditions remain uncertain as customers within our distribution businesses continue to manage costs and inventory levels. Recent sales have declined as our customers closely manage their inventory levels. Management continues to focus on profitable sales mix and believes future sales growth may result from improvements in economic and end-market conditions, pricing initiatives, and investments in market penetration activities and sales force productivity initiatives.

Management is focused on growing operating profit at Distribution primarily through leveraging organic sales growth, productivity initiatives and continued cost management. Operating profit is expected to be affected by the profit impact of the changes in sales volume and sales mix. Management actively manages supplier price increases through pricing actions and other productivity initiatives.

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

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities and currently expects that its bank syndicate, comprised of 17 banks, will continue to support its Credit Facility which matures in September 2016. In July 2012, the bank syndicate made available an additional $250.0 million under the existing Credit Facility, bringing the amended Credit

Facility to $750.0 million.  At September 30, 2012, the Company has $124.6 million unused and available for borrowings under its amended $750.0 million Credit Facility, subject to covenants in the Company's debt agreements. At September 30, 2012, additional borrowings of $132.0 million of Total Debt and $33.4 million of Senior Debt would have been allowed under the covenants. Additional funds may be used, as needed, to support the Company's ongoing growth initiatives. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements.

The Company closely monitors compliance with its various debt covenants. The Company's most restrictive financial covenant is the Senior Debt Ratio which requires the Company to maintain a ratio of Consolidated Senior Debt, as defined in the Amended and Restated Credit Agreement ("Credit Agreement"), to Consolidated EBITDA, as defined, of not more than 3.25 times at September 30, 2012. The actual ratio at September 30, 2012 was 3.09 times. The Company's debt agreements also contain other financial covenants that require the maintenance of a certain other debt ratio (Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times) and a certain interest coverage ratio (Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of at least 4.25 times) at September 30, 2012. The Company is in compliance with its debt covenants as of September 30, 2012.

In April 2012, the Company entered into five-year interest rate swap agreements transacted with three banks which together convert the interest on the first $100.0 million of borrowings under the Company’s Credit Agreement from a variable rate plus the borrowing spread to a fixed rate of 1.03% plus the borrowing spread for the purpose of mitigating its exposure to variable interest rates.

The purchase price of Synventive was financed primarily with borrowings under the Company's Credit Facility. Any future acquisitions are expected to be financed through internal cash, borrowings and equity, or a combination thereof. Additionally, we may from time to time seek to retire or repurchase our outstanding debt through cash purchases and / or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Cash Flow

	Nine months ended September 30,
(in millions)	2012	2011	Change
Operating activities	$77.3	$78.5	$(1.2)
Investing activities	(317.5)	(28.7)	(288.8)
Financing activities	264.2	(23.9)	288.1
Exchange rate effect	0.9	(0.5)	1.4
Increase in cash	$24.8	$25.4	$(0.6)

Operating activities provided $77.3 million in cash in the first nine months of 2012 as compared to $78.5 million in the first nine months of 2011. In the first nine months of 2012, operating cash flows were negatively impacted by higher cash payments for accrued employee incentive compensation, which was earned in 2011 and paid in the first quarter of 2012, as well as increased contributions to the Company's pension plans. In addition, a continued focus on working capital reductions resulted in a lower use of cash than in the 2011 period. An increase in receivables, driven by higher levels of sales growth, generated a higher use of cash in the comparable 2011 period. Receivables growth in the 2012 period was tempered by lower levels of sales growth. The cash generated from operations in the 2012 period, together with borrowings under the Company's credit agreements, was primarily used for capital expenditures, the repurchase of stock and the payment of dividends.

Investing activities in the 2012 period primarily consisted of the cash outflow of $296.7 million to fund the Synventive acquisition. Capital expenditures in the 2012 period were $22.9 million compared to $25.2 million in the 2011 period. The higher expenditures in the 2011 period related primarily to the purchase of previously leased equipment. The Company expects capital spending in 2012 to approximate $35 to $40 million. Investing activities include the release of approximately $4.9 million of escrow funds related to the 2011 sale of the BDE businesses. Investing activities for the 2011 period also included the acquisition of a hydro-pneumatic suspensions business from Curtiss-Wright Antriebstechnik Gmbh for 3.1 million Swiss francs ($3.5 million).

Cash provided by financing activities in the first nine months of 2012 included a net increase in borrowings of $293.4 million compared to a net decrease in borrowings of $11.9 million in the comparable 2011 period. In the 2012 period, net borrowings were primarily used to fund the Synventive acquisition. Payments on long-term debt include the payment of $45.1 million of debt that was assumed in the Synventive acquisition using cash on hand held by foreign subsidiaries. The 2011 period includes the redemption of the remaining $92.5 million principal amount of the 3.75% Convertible Notes including a $9.8 million premium paid on conversion for those notes surrendered for conversion. The redemption, including the premium, was funded by borrowings under the Credit Facility.

Proceeds from the issuance of common stock decreased $21.2 million in the 2012 period from the 2011 period primarily as a result of higher stock option exercises in the 2011 period. During the nine months ended September 30, 2012, the Company repurchased 0.7 million shares of the Company's stock at a cost of $19.0 million under the terms of its publicly announced repurchase program. The repurchase program, announced on October 20, 2011 (the "2011 Program"), authorized the repurchase of up to 5.0 million shares of the Company's common stock. As of September 30, 2012, the Company had repurchased 1.2 million shares of the Company's common stock under the 2011 Program. During the nine months ended September 30, 2011, the Company repurchased 1.0 million shares of the Company's stock at a cost of $22.4 million under the terms of a previous publicly announced repurchase program. Total cash used to pay dividends was $16.2 million in the 2012 period compared to $13.2 million in the 2011 period. In addition, cash used by financing activities in the 2011 period was partially offset by an $8.6 million excess tax benefit recorded for 2011 tax deductions related to employee stock plan activity in 2011 and prior years.

At September 30, 2012, the Company held $87.4 million in cash and cash equivalents, the majority of which are held by foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may continue to increase in the near term. These balances are available primarily to fund international investments. The Company has not repatriated any portion of current year foreign earnings to the U.S. during the first nine months of 2012; however, repatriations of a portion of current year foreign earnings are planned during the remainder of 2012.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At September 30, 2012, $625.4 million was borrowed at an interest rate of 1.45% under the Company's amended $750.0 million Credit Facility which matures in September 2016. In addition, as of September 30, 2012, the Company had $7.5 million in borrowings under short-term bank credit lines. At September 30, 2012, the Company's total borrowings are comprised of approximately 23% fixed rate debt and approximately 77% variable rate debt. The interest payments on approximately $100.0 million of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the respective interest rate swaps that were executed in April 2012.

Debt Covenants

Borrowing capacity is limited by various debt covenants in the Company's debt agreements. As of September 30, 2012 the most restrictive borrowing capacity covenant in any agreement requires the Company to maintain a maximum ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times for the four fiscal quarters then ending. The Company's debt agreements also contain other financial covenants that require the maintenance of a certain other debt ratio, Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times and a certain interest coverage ratio, Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of at least 4.25 times, at September 30, 2012. Following is a reconciliation of Consolidated EBITDA to the Company's net income (in millions):

Four fiscal quarters ended September 30, 2012
Net income	$65.6
Add back:
Interest expense	10.4
Income taxes	21.0
Depreciation and amortization	55.2
Loss from discontinued operations, net of income taxes	26.7
Adjustment for acquired businesses	26.9
Other adjustments	(0.2)
Consolidated EBITDA, as defined	$205.6

Consolidated Senior Debt, as defined, as of September 30, 2012	$634.7
Ratio of Consolidated Senior Debt to Consolidated EBITDA	3.09
Maximum	3.25
Consolidated Total Debt, as defined, as of September 30, 2012	$690.4
Ratio of Consolidated Total Debt to Consolidated EBITDA	3.36
Maximum	4.00
Consolidated Cash Interest Expense, as defined, as of September 30, 2012	$13.8
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	14.93
Minimum	4.25

Other adjustments represent net gains on the sale of assets, depreciation and amortization associated with the discontinued operations and due diligence and transaction expenses as permitted under the Credit Agreement. The adjustment for acquired businesses reflects the pre-acquisition operations of Synventive for the eleven month period ended August 27, 2012. Consolidated Total Debt excludes the debt discount related to the 3.375% Convertible Notes. The Company's financial covenants are measured as of the end of each fiscal quarter. At September 30, 2012, additional borrowings of $132.0 million of Total Debt and $33.4 million of Senior Debt would have been allowed under the covenants. Senior Debt includes primarily the borrowings under the Credit Facility and the borrowings under lines of credit. The Company's unused credit facilities at September 30, 2012 were $124.6 million.

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

EBITDA

EBITDA for the first nine months of 2012 was $132.2 million compared to $139.4 million in the first nine months of 2011. EBITDA is a measurement not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Nine months ended September 30,
	2012	2011
Net income	$65.5	$64.6
Add back:
Interest expense	8.0	8.0
Income taxes	18.5	22.9
Depreciation and amortization	40.2	43.9
EBITDA	$132.2	$139.4

FORWARD-LOOKING STATEMENTS

Certain of the statements in this quarterly report may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based upon management's good faith expectations and beliefs concerning future developments and their potential effect upon the Company and can be identified by the use of words such as "anticipated," "believe," "expect," "plans," "strategy," "estimate," "project," and other words of similar meaning in connection with a discussion of future operating or financial performance. These forward-looking statements may relate to, among others, the anticipated benefits of the Synventive acquisition; the impact of the acquisition on the Company’s financial results, business performance and product offerings; and the expected impact of the acquisition on the Company's financial results, business performance and product offerings; and the impact of the acquisition on the Company’s fiscal revenue, non-GAAP results and GAAP results. These forward-looking statements do not constitute guarantees of future performance and are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated. These include, but are not limited to: the effects of disruption from the transaction, making it more difficult to maintain relationships with employees, customers, business partners or governmental entities; the success of the companies in implementing their integration strategies; the actual benefits realized from this transaction; disruptions to our business and financial conditions as a result of this acquisition or other investments or acquisitions; the ability to recruit and retain key personnel; difficulties leveraging market opportunities; difficulties providing solutions that meet the needs of customers; market acceptance of Synventive’s products and services; rapid technological and market change; the ability to protect intellectual property rights; the ability to maintain partner, reseller, distribution and vendor support and supply relationships; higher risks in international operations and markets; the ability to hire and retain employees; the impact of increased competition; currency fluctuations; litigation; and other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission by the Company, including the Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors sections of the Company’s filings with the Securities and Exchange Commission. The risks and uncertainties described in our periodic filings with the Securities and Exchange Commission, include, among others, uncertainties arising from the current or worsening conditions in financial markets; future financial performance of the industries or customers that we serve; changes in market demand for our products and services; inability to realize expected sales or profits from existing backlog; integration of acquired businesses, including integration of Synventive; restructuring costs or savings; the impact of the divestiture in 2011 of our Barnes Distribution Europe businesses and any other future strategic actions, including acquisitions, joint ventures, divestitures, restructurings, or strategic business realignments, and our ability to achieve the financial and operational targets set in connection with any such actions; foreign currency exposure; the outcome of pending and future claims or litigation or governmental, regulatory proceedings, investigations, inquiries, and audits; uninsured claims and litigation; future levels of indebtedness; and numerous other matters of global, regional or national scale, including those of a political, economic, business, competitive, environmental, regulatory and public health nature. The Company assumes no obligation to update our forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In August 2012, the Company completed the acquisition of Synventive, which was financed primarily with borrowings under the Company's variable rate revolving credit facility. The additional borrowings increased the Company's total borrowings to approximately 23% fixed rate debt and 77% variable rate debt at September 30, 2012.
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

Item 4. Controls and Procedures

Management, including the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. We completed the acquisition of Synventive Molding Solutions ("Synventive") on August 27, 2012 and it represented approximately 21% of our total assets as of September 30, 2012. As the acquisition occurred in the third quarter of 2012, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Synventive. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based upon, and as of the date of, our evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects and designed to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to the Company's management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's third fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company was named in a lawsuit arising out of an alleged breach of contract and implied warranty by a customer of Toolcom, a business previously included within the former Logistics and Manufacturing Services segment, related to the sale of certain products prior to the Company’s 2005 acquisition of Toolcom. In 2006, the plaintiff filed the lawsuit in civil court in Scotland and asserted that certain products sold were not fit for a particular use and claims approximately 5.5 million pounds sterling (approximately $8.9 million at September 30, 2012) in damages, plus interest at the statutory rate of 8% per annum and costs. The court found that Toolcom was in breach of contract and implied warranty, and ordered Toolcom to pay a portion of the plaintiff’s attorneys’ fees. The court has not made determinations as to causation and damages. In the third quarter 2012, the customer provided to the Company additional information regarding its claim, increasing the amount of damages, including lost profits, that the customer allegedly suffered as a result of the Company's breach of contract and implied warranty, and the amount of interest due on the claim. Although the Company intends to vigorously defend its position, based on reviews of the currently available information and acknowledging the uncertainties of litigation, management has provided for what it believes to be a reasonable estimate of loss exposure. While it is currently not possible to determine the ultimate outcome of this matter, the Company believes that any ultimate losses would not be expected to have a material adverse effect on the Company’s consolidated financial position or cash flows, but could be material to the consolidated results of operations of any one period.

In addition, we are subject to litigation from time to time in the ordinary course of business and various other suits, proceedings and claims are pending against us and our subsidiaries. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, cash flows or results of operations.

Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We are updating those risk factors to include the following risks associated with our recent acquisition of all of the issued and outstanding shares of capital stock of Synventive Acquisition Inc. ("Synventive") and the financing for that acquisition ("Synventive Acquisition"). As reported in our Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 30, 2012 and as described elsewhere in this Form 10-Q, we completed the Synventive Acquisition on August 27, 2012 and funded the purchase price for the acquisition from cash on hand and borrowings under our Credit Agreement.
The Synventive Acquisition exposes the Company to a number of risks and uncertainties, the occurrence of any of which could materially adversely affect our business, cash flows, financial condition and results of operations as well as the market price of our common stock. Such risks and uncertainties include risks relating to the integration of Synventive's business with the Company, the financial performance of Synventive and risks associated with incurring additional indebtedness.
We may not realize the anticipated benefits of the Synventive Acquisition. Our ability to realize such benefits will depend on our ability to successfully and efficiently integrate Synventive's business, which involves products and services, markets and geographies that are new to the Company, into our business, in addition to an increased scale of our international operations. Difficulties of integration could include coordinating and consolidating separate systems, integrating the management of the acquired business, retaining market acceptance of Synventive's products and services, maintaining employee morale and retaining key employees, and implementing our enterprise resource planning systems and operational procedures and disciplines. Any such difficulties may make it more difficult to maintain relationships with employees, customers, business partners and suppliers. In addition, even if integration is successful, the financial performance of the acquired business may not be as expected and there can be no assurance we will realize anticipated revenue and earnings enhancements from the Synventive Acquisition.
In addition, our management has spent, and will continue to spend, a significant amount of its time and efforts directed toward the integration of Synventive, which time and efforts otherwise could have been spent on our other businesses and other opportunities that could have been beneficial to us.
Finally, we have incurred a substantial amount of additional indebtedness which could have an adverse effect on our financial health and make it more difficult for us to obtain additional financing in the future. The additional debt we incurred to fund the acquisition purchase price may have an adverse effect on our financial condition and may limit our ability to obtain any necessary financing in the future for working capital, capital expenditures, future acquisitions, debt service requirements or other purposes. Additionally, we may not be able to generate sufficient cash flow or otherwise obtain funds necessary to meet these additional debt obligations. Any default under the Credit Agreement could result in the acceleration of the repayment obligations to our lenders, as well as the acceleration of all of our outstanding debt.
The realization of any of the foregoing risks may materially adversely affect our business, cash flows, financial condition, results of operations or the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)

July 1-31, 2012	—		$—	—	3,800,000
August 1-31, 2012	16,697		$23.75	—	3,800,000
September 1-30, 2012	—		$—	—	3,800,000
Total	16,697	(1)	$23.75	—

(1)
All acquisitions of equity securities during the third quarter of 2012 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

(2)	The program was publicly announced on October 20, 2011 authorizing repurchase of up to 5.0 million shares of the Company's common stock.

Item 6. Exhibits

(a) Exhibits
Exhibit 2.1	Stock Purchase Agreement dated as of July 16, 2012, incorporated by reference to Exhibit 2.1 to Form 8-K filed by the Company on July 17, 2012.
Exhibit 15	Letter regarding unaudited interim financial information.
Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date:	October 29, 2012	/s/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr. Senior Vice President, Finance Chief Financial Officer (Principal Financial Officer)

Date:	October 29, 2012	/s/ MARIAN ACKER
Marian Acker Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended September 30, 2012

Exhibit No.	Description	Reference
2.1	Stock Purchase Agreement dated as of July 16, 2012.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed by the Company on July 17, 2012.
15	Letter regarding unaudited interim financial information.	Filed with this report.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.
Exhibit 101.INS	XBRL Instance Document.	Filed with this report.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	Filed with this report.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with this report.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with this report.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with this report.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with this report.