Form 10-K
period 2012-12-31
BARNES GROUP INC
filed 2013-02-25
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the close of business on June 29, 2012 was approximately $1,222,060,627 based on the closing price of the Common Stock on the New York Stock Exchange on that date. The registrant does not have any non-voting common equity.
The registrant had outstanding 54,322,257 shares of common stock as of February 15, 2013.
 Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 3, 2013 are incorporated by reference into Part III.

Barnes Group Inc.
Index to Form 10-K
Year Ended December 31, 2012

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” under Part I - Item 1 "Business" of this Annual Report on Form 10-K.

PART I

Item 1. Business

BARNES GROUP INC. (1)

Barnes Group Inc. is an international aerospace and industrial manufacturer and service provider, serving a wide range of end markets and customers. The products and services provided by Barnes Group are used in far-reaching applications that provide transportation, communication, manufacturing and technology to the world. These vital needs are met by our skilled workforce, a critical resource of Barnes Group. Founded in 1857 and headquartered in Bristol, Connecticut, Barnes Group was organized as a Delaware corporation in 1925. We have paid cash dividends to stockholders on a continuous basis since 1934. As of December 31, 2012, we had approximately 5,100 employees at over 70 locations worldwide. We operate under three global business segments: Aerospace, Industrial and Distribution.

In the first quarter of 2013, the Company entered into a definitive agreement to sell its Barnes Distribution North America business (“BDNA”) to MSC Industrial Direct Co., Inc. subject to certain adjustments. BDNA, which currently comprises the majority of the Company's Distribution segment results, reported 2012 sales of approximately $300 million. See Note 21 of the Consolidated Financial Statements.
Also in the first quarter of 2013, the Company is realigning its reportable business segments by transferring the Associated Spring Raymond business ("Raymond"), its remaining business within the Distribution segment, to the Industrial segment. Raymond sells, among other products, springs that are manufactured by one of the Industrial businesses. Accordingly, the Company's financial results, beginning in the first quarter of 2013, will be reported in two reportable business segments: Aerospace and Industrial. All previously reported segment information will be adjusted on a retrospective basis to reflect this change beginning in the first quarter of 2013.

AEROSPACE
Aerospace produces precision-machined and fabricated components and assemblies for original equipment manufacturer ("OEM") turbine engine, airframe and industrial gas turbine builders throughout the world, and the military. Aerospace also provides jet engine component overhaul and repair ("MRO") services for many of the world's major turbine engine manufacturers, commercial airlines and the military. MRO activities include the manufacture and delivery of aerospace aftermarket spare parts, including the revenue sharing programs (“RSPs”) under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program, and component repairs.
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
The Aerospace aftermarket business competes with aerospace OEMs, service centers of major commercial airlines and other independent service companies for the repair and overhaul of turbine engine components. The manufacturing and supplying of aerospace aftermarket spare parts, including those related to the RSPs, are dependent upon the reliable and timely delivery of high-quality components. Aerospace's aftermarket facilities, located in Connecticut, Ohio and Singapore, specialize in the repair and refurbishment of highly engineered components and assemblies such as cases, rotating air seals, shrouds and honeycomb air seals. Sales by Aerospace to its largest customer, General Electric, accounted for approximately 54% of its sales in 2012. Sales to its next two largest customers in 2012 accounted for approximately 19% of its total sales.

INDUSTRIAL
Industrial is a global supplier of engineered components for critical applications focused on providing solutions for a diverse industrial and transportation customer base. It is equipped to produce virtually every type of precision spring, from fine hairsprings for electronics and instruments to large heavy-duty springs for machinery. It is also a leading manufacturer and supplier of precision mechanical products, including precision mechanical springs, compressor reed valves and nitrogen gas
_____________________

(1)
As used in this annual report, “Company,” “Barnes Group,” “we” and “ours” refer to the registrant and its consolidated subsidiaries except where the context requires otherwise, and “Aerospace,” “Industrial” and “Distribution” refer to the registrant’s segments, not to separate corporate entities.

products. Industrial also manufactures high-precision punched and fine-blanked components used in transportation and industrial applications, nitrogen gas springs and manifold systems used to precisely control stamping presses, and retention rings that position parts on a shaft or other axis.
During the third quarter of 2012, the Company completed the acquisition of Synventive Molding Solutions (“Synventive”), a leading designer and manufacturer of highly engineered and customized hot runner systems and components - the enabling technology for many complex injection molding applications. See Note 3 to the Consolidated Financial Statements of this Annual Report on Form 10-K ("Annual Report") for more information. The Synventive business has been integrated into our Industrial segment.
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
Industrial competes with a broad base of large and small companies engaged in the manufacture and sale of custom metal components and assemblies and competes on the basis of quality, service, reliability of supply, engineering and technical capability, product breadth, innovation, design, and price. Industrial has manufacturing, sales, assembly, and distribution operations in the United States, Brazil, Canada, China, Czech Republic, France, Germany, India, Italy, Japan, Mexico, Netherlands, Portugal, Singapore, Slovakia, South Korea, Sweden, Switzerland, Thailand and Turkey. Sales by Industrial to its three largest customers accounted for approximately 17% of its sales in 2012.

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

FINANCIAL INFORMATION

The backlog of the Company’s orders believed to be firm at the end of 2012 was $677 million as compared with $582 million at the end of 2011. Of the 2012 year-end backlog, $548 million was attributable to Aerospace and $129 million was attributable to Industrial. Approximately one-third of the year-end backlog is scheduled to be shipped after 2013. The remainder of the Company’s backlog is scheduled to be shipped during 2013.

We continue to have a global manufacturing footprint to service our worldwide customer base. The global economies have a significant impact on the financial results of the business as we have significant operations outside of the United States. For an analysis of our revenue from sales to external customers, operating profit and assets by business segment, as well as revenues from sales to external customers and long-lived assets by geographic area, see Note 18 of the Consolidated Financial Statements of this Annual Report.

RAW MATERIALS

The principal raw materials used to manufacture our products are high-grade steel spring wire and flat rolled steel, stainless steel, titanium and inconel as well as special materials such as cobalt and other complex aerospace alloys. Many of the products distributed by our business are made of steel, copper or brass. Prices for steel, titanium and inconel, as well as other specialty materials, have periodically increased due to higher demand and, in some cases, reduction of the availability of materials. If this combination of events occurs, the availability of certain raw materials used by us or in products sold by us may be negatively impacted.

RESEARCH AND DEVELOPMENT

Although most of the products manufactured by us are custom parts made to customers’ specifications, we are engaged in continuing efforts aimed at discovering and implementing new knowledge that is useful in developing new products or services and significantly improving existing products or services. We spent approximately $9 million, $6 million and $6 million in 2012, 2011 and 2010, respectively, on research and development activities.

PATENTS AND TRADEMARKS

The Company is a party to certain licenses and holds a number of patents, trademarks and trade names, some of which are important to certain business units. The Company does not believe, however, that any of these licenses, patents, trademarks or trade names is individually significant to the Company or any of our three segments.

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

FORWARD-LOOKING STATEMENTS

Certain of the statements in this Annual Report may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based upon management's good faith expectations and beliefs concerning future developments and their potential effect upon the Company and can be identified by the use of words such as "anticipated," "believe," "expect," "plans," "strategy," "estimate," "project," and other words of similar meaning in connection with a discussion of future operating or financial performance. These forward-looking statements may relate to, among others, the expected impact of the Synventive acquisition on the Company’s financial results, business performance and product offerings; and the impact of the acquisition on the Company’s fiscal revenue, non-GAAP results and GAAP results. These forward-looking statements do not constitute guarantees of future performance and are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. These include, but are not limited to: the impact of the pending divestiture of the Barnes Distribution North America business to MSC Industrial Direct Co., Inc.; the effects of disruption from the Synventive transaction; difficulty maintaining relationships with employees, customers, distributors, suppliers, business partners or governmental entities; the success of integration strategy implementation; the ability to recruit and retain key personnel and execute effective executive transitions; difficulties leveraging market opportunities; difficulties providing solutions that meet the needs of customers; rapid technological and market change; the ability to protect intellectual property rights; higher risks in international operations and markets; the impact of increased competition; currency fluctuations; litigation; and other risks and uncertainties which are described in this Annual Report, including, among others, uncertainties arising from the current or worsening conditions in financial markets; future financial performance of the industries or customers that we serve; changes in market demand for our products and services; inability to realize expected sales or profits from existing backlog; integration of acquired businesses, including Synventive; restructuring costs or savings; the impact of the divestiture in 2011 of our Barnes Distribution Europe businesses and any other future strategic actions, including acquisitions, joint ventures, divestitures, restructurings, or strategic business realignments, and our ability to achieve the financial and operational targets set in connection with any such actions;

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

RISKS RELATED TO OUR BUSINESS

We depend on revenues and earnings from a small number of significant customers. Any bankruptcy of or loss, cancellation, reduction or delay in purchases by these customers could harm our business. In 2012, our net sales to General Electric and its subsidiaries accounted for 17% of our total sales and approximately 54% of Aerospace's net sales. Additionally, approximately 19% of Aerospace's sales in 2012 were to its next two largest customers. Approximately 17% of Industrial's sales in 2012 were to its three largest customers. Some of our success will depend on the business strength and viability of those customers. We cannot assure you that we will be able to retain our largest customers. A tightening in the credit markets may affect our customers’ ability to raise debt or equity capital. This may reduce the amount of liquidity available to our customers which may limit their ability to purchase products. Some of our customers may in the future reduce their purchases due to economic conditions or shift their purchases from us to our competitors, in-house or to other sources. Some of our long-term sales agreements provide that until a firm order is placed by a customer for a particular product, the customer may unilaterally reduce or discontinue its projected purchases without penalty, or terminate for convenience. The loss of one or more of our largest customers, any reduction, cancellation or delay in sales to these customers (including a reduction in aftermarket volume in our RSPs), our inability to successfully develop relationships with new customers, or future price concessions we make to retain customers could significantly reduce our sales and profitability.

We have significant indebtedness that could affect our operations and financial condition. At December 31, 2012, we had consolidated debt obligations of $646.6 million, representing approximately 45% of our total capital (indebtedness plus stockholders’ equity) as of that date. Our level of indebtedness, proportion of variable rate debt obligations and the significant debt servicing costs associated with that indebtedness may adversely affect our operations and financial condition as well as the value or trading price of our outstanding equity securities and debt securities. For example, our indebtedness could require us to dedicate a substantial portion of our cash flows from operations to payments on our debt, thereby reducing the amount of our cash flows available for working capital, capital expenditures, investments in technology and research and development, acquisitions, dividends and other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in the industries in which we compete; place us at a competitive disadvantage compared to our competitors, some of whom have lower debt service obligations and greater financial resources than we do; limit our ability to borrow additional funds; or increase our vulnerability to general adverse economic and industry conditions. In addition, conditions in the worldwide credit markets may limit our ability to expand our credit lines beyond current bank commitments.
Economic weakness and uncertainty could adversely affect our operations and financial condition. Prolonged slow growth or a downturn, worsening or broadening of adverse conditions in the worldwide and domestic economies could affect purchases of our products, and create or exacerbate credit issues, cash flow issues and other financial hardships for us and for our suppliers and customers. Depending upon their severity and duration, these conditions could have a material adverse impact on our business, liquidity, financial condition and results of operations.

Our failure to meet certain financial covenants required by our debt agreements may materially and adversely affect our assets, financial position and cash flows. A majority of our debt arrangements require us to maintain certain debt and interest coverage ratios and limit our ability to incur debt, make investments or undertake certain other business activities. These requirements could limit our ability to obtain future financing and may prevent us from taking advantage of attractive business opportunities. Our ability to meet the financial covenants or requirements in our debt arrangements may be affected by events beyond our control, and we cannot assure you that we will satisfy such covenants and requirements. A breach of these covenants or our inability to comply with the restrictions could result in an event of default under our debt arrangements which, in turn, could result in an event of default under the terms of our other indebtedness. Upon the occurrence of an event of default under our debt arrangements, after the expiration of any grace periods, our lenders could elect to declare all amounts outstanding under our debt arrangements, together with accrued interest, to be immediately due and payable. If this were to happen, we cannot assure you that our assets would be sufficient to repay in full the payments due under those arrangements or our other indebtedness.

Our operations depend on our manufacturing, distribution, sales, service facilities and information systems in various parts of the world which are subject to physical, financial, regulatory, environmental, operational and other risks that could disrupt our operations. We have a significant number of manufacturing facilities and distribution, technical service and sales centers outside the U.S. The international scope of our business subjects us to increased risks and uncertainties such as threats of war, terrorism and instability of governments; compliance with U.S. laws affecting operations outside of the U.S., such as the Foreign Corrupt Practices Act; and economic, regulatory and legal systems in countries in which we or our customers conduct business. In addition, because we depend upon our information systems to help process orders, to manage inventory and accounts receivable collections, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations, and to help provide superior service to our customers, any disruption or failure in the operation of our information systems, including from conversions or integrations, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Some of our facilities are located in areas that may be affected by natural disasters, including earthquakes or tsunamis, which could cause significant damage and disruption to the operations of those facilities and, in turn, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, some of our manufacturing equipment and tooling is custom-made and is not readily replaceable. Loss of such equipment or tooling could have a negative impact on our manufacturing business, financial condition, results of operations and cash flows.

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

Our operations and assets subject us to additional financial and regulatory risks. We have operations and assets in various parts of the world. In addition, we sell or may in the future sell our products and services to the U.S. and foreign governments and in foreign countries. Accordingly, we are subject to various risks, including: U.S. imposed embargoes of sales to specific countries; foreign import controls (which may be arbitrarily imposed or enforced); import regulations and duties; export regulations (which require us to comply with stringent licensing regimes); anti-dumping regulations; price and currency controls; exchange rate fluctuations; dividend remittance restrictions; expropriation of assets; war, civil uprisings and riots; government instability; government contracting requirements including cost accounting standards, including various procurement, security, and audit requirements, as well as requirements to certify to the government compliance with these requirements; the necessity of obtaining governmental approval for new and continuing products and operations; legal systems or decrees, laws, taxes, regulations, interpretations and court decisions that are not always fully developed and that may be retroactively or arbitrarily applied; and difficulties in managing a global enterprise. We have experienced inadvertent violations of some of these regulations, including export regulations, safety regulations, regulations prohibiting sales of certain products, product labeling regulations, and regulations prohibiting air transport of aerosol products, in the past, none of which has had or, we believe, will have a material adverse effect on our business. However, any significant violations of these or other regulations in the future could result in civil or criminal sanctions, and the loss of export or other licenses which could have a material adverse effect on our business. We may also be subject to unanticipated income taxes, excise duties, import taxes, export taxes, value added taxes, or other governmental assessments, and taxes may be impacted by changes in legislation in the tax jurisdictions in which we operate. In addition, our organizational and capital structure may limit our ability to transfer funds between countries, particularly into the U.S., without incurring adverse tax consequences. Any of these events could result in a loss of business or other unexpected costs that could reduce sales or profits and have a material adverse effect on our financial condition, results of operations and cash flows.

Our ability to recover our significant deferred tax assets related to tax operating loss carryforwards depends on future income. We have significant deferred tax assets related to operating loss carryforwards. The realization of these assets is dependent on our ability to generate future taxable income in the U.S. during the operating loss carryforward period. Failure to realize this tax benefit could have a material adverse effect on our financial condition and results of operations.

Changes in the availability or price of materials, products and energy resources could adversely affect our costs and profitability. We may be adversely affected by the availability or price of raw materials, products and energy resources, particularly related to certain manufacturing operations that utilize high-grade steel spring wire, stainless steel, titanium and inconel. The availability and price of raw materials and energy resources may be subject to curtailment or change due to, among other things, new laws or regulations, global economic or political events including strikes, terrorist attacks and war, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. In some instances there are limited sources for raw materials and a limited number of primary suppliers for some of our products for resale. Although we are not dependent upon any single source for any of our principal raw materials or products for resale, and such materials and products have, historically, been readily available, we cannot assure you that such raw materials and products will continue to be readily available. Disruption in the supply of raw materials, products or energy resources or our inability to come to favorable agreements with our suppliers could impair our ability to manufacture, sell and deliver our products and require us to pay higher prices. Any increase in prices for such raw materials, products or energy resources could materially adversely affect our costs and our profitability. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Securities and Exchange Commission (the "SEC") established disclosure and reporting requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries. These requirements could adversely affect the sourcing and availability of minerals used in the manufacture of certain of our products. As a result, we may not be able to obtain certain materials or products at competitive prices. We may also incur costs to comply with these new requirements, including for due diligence regarding the sources of any conflict minerals used in our products. Further, we may face reputational risk and other challenges with our customers and suppliers if we are unable to verify sufficiently that the minerals used in our products are conflict free.

We maintain pension and other postretirement benefit plans in the U.S. and certain international locations. Our costs of providing defined benefit plans are dependent upon a number of factors, such as the rates of return on the plans’ assets, exchange rate fluctuations, future governmental regulation, global equity prices, and our required and/or voluntary contributions to the plans. Declines in the stock market, prevailing interest rates, declines in discount rates and rising medical costs may cause an increase in our pension and other postretirement benefit expenses in the future and result in reductions in our pension fund asset values and increases in our pension and other postretirement benefit obligations. These changes have caused and may continue to cause a significant reduction in our net worth and without sustained growth in the pension investments over time to increase the value of the plans’ assets, and depending upon the other factors listed above, we could be required to increase funding for some or all of these pension and postretirement plans. Also, we may be subject to significant withdrawal liability assessments if we withdraw from a multi-employer pension plan in which we participate. See Note 11 of the Consolidated Financial Statements.

Our cash is highly concentrated with certain financial institutions. At various times we have a concentration of cash in accounts with financial institutions in the U.S. and around the globe. Our holdings in certain of these institutions significantly exceeded the insured limits of the Federal Deposit Insurance Corporation or their equivalent outside the U.S. at December 31, 2012.

We carry significant inventories and a loss in net realizable value could cause a decline in our net worth. At December 31, 2012, our inventories totaled $226.2 million. Inventories are valued at the lower of cost or market based on managements' judgments and estimates concerning future sales levels, quantities and prices at which such inventories will be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may necessitate future reduction to inventory values. The Company's inventories include specialty spare parts for the aerospace market. The demand for these spare parts and our ability to utilize these parts depends on the frequency and scope of repair and maintenance of aircraft engines and our ability to effectively access that market. See “Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” beginning on page 29.

We have significant goodwill and an impairment of our goodwill could cause a decline in our net worth. Our total assets include substantial goodwill. At December 31, 2012, our goodwill totaled $579.9 million. The goodwill results from our prior acquisitions, representing the excess of the purchase price we paid over the net assets of the companies acquired. We assess whether there has been an impairment in the value of our goodwill during each calendar year or sooner if triggering events warrant. If future operating performance at one or more of our reporting units does not meet expectations or fair values fall due to significant stock market declines, we may be required to reflect a non-cash charge to operating results for goodwill impairment. The recognition of an impairment of a significant portion of goodwill would negatively affect our results of operations and total capitalization, the effect of which could be material. See “Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” beginning on page 29.

We could be adversely affected by changes in interest rates. Our profitability may be adversely affected as a result of increases in interest rates. At December 31, 2012, we and our subsidiaries had approximately $646.6 million aggregate principal amount of consolidated debt obligations outstanding, of which approximately 76% had interest rates that float with the market. A 100 basis point increase in the interest rate on the floating rate debt in effect at December 31, 2012 would have resulted in an approximate $4.3 million annualized increase in interest expense.

We may not realize all of the sales expected from our existing backlog or anticipated orders. At December 31, 2012, we had $676.9 million of order backlog, the majority of which related to aerospace OEM customers. There can be no assurances that the revenues projected in our backlog will be realized or, if realized, will result in profits. We consider backlog to be firm customer orders for future delivery. From time to time, OEM customers of Aerospace and Industrial provide projections of components and assemblies that they anticipate purchasing in the future under new and existing programs. Such projections are not included in our backlog unless we have received a firm order from our customers. Our customers may have the right under certain circumstances or with certain penalties or consequences to terminate, reduce or defer firm orders that we have in backlog. If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected. Although we strive to maintain ongoing relationships with our customers, there is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in our customers’ business needs or purchasing budgets.

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

We may not realize all of the intangible assets related to RSPs. Our total investments in participation fees under our RSPs as of December 31, 2012 equaled $293.7 million, all of which have been paid. At December 31, 2012, the remaining unamortized balance of these participation fees was $239.1 million. We participate in aftermarket RSPs under which we receive an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program to a large aerospace manufacturer. As consideration, we pay participation fees, which are recorded as long-lived intangible assets and are recognized as a reduction of sales over the estimated useful life of the related engine programs which range up to 30 years. The realizability of each intangible asset is dependent upon future revenues related to the program’s aftermarket parts and is subject to impairment testing whenever events or circumstances indicate that its carrying amount may not be recoverable. The potential exists that actual revenues will not meet expectations due to a change in market conditions, including, for example, the replacement of older airplane engines with new, more fuel-efficient engines. A shortfall in future revenues may result in the failure to realize the total amount of the investments, which could adversely affect our financial condition and results of operations and cash flows. In addition, future growth and profitability could be impacted by increasing management fees, amortization of the participation fees and the expiration of the Singapore Pioneer tax status incentives on these programs.

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

The departure of existing management and key personnel, a shortage of skilled employees or a lack of qualified sales professionals could materially affect our business, operations and prospects. Our executive officers are important to the management and direction of our business. Our future success depends, in large part, on our ability to retain or replace these officers and other capable management personnel. Although we believe we will be able to attract and retain talented personnel and replace key personnel should the need arise, our inability to do so could have a material adverse effect on our business, financial condition, results of operations or cash flows. Because of the complex nature of many of our products and services, we are generally dependent on an educated and highly skilled workforce, including, for example, our engineering talent. In addition, there are significant costs associated with the hiring and training of sales professionals. We could be adversely affected by a shortage of available skilled employees or the loss of a significant number of our sales professionals.

If we are unable to protect our intellectual property rights effectively, our financial condition and results of operations could be adversely affected. We own or are licensed under various intellectual property rights, including patents, trademarks and trade secrets. Our intellectual property rights may expire or be challenged, invalidated or infringed upon by third parties. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention or unauthorized use of such property and the cost of enforcing our intellectual property rights could adversely impact our competitive position, financial condition and results of operations.

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
From time to time, we receive product warranty claims, under which we may be required to bear costs of repair or replacement of certain of our products. Warranty claims may range from individual customer claims to full recalls of all products in the field. We vigorously defend ourselves in connection with these matters. We cannot, however, assure you that the costs, charges and liabilities associated with these matters will not be material, or that those costs, charges and liabilities will not exceed any amounts reserved for them in our consolidated financial statements.
Our business, financial condition, results of operations and cash flows could be adversely impacted by strikes or work stoppages. Approximately 13% of our U.S. employees are covered by collective bargaining agreements and more than 60% of our non-U.S. employees are covered by collective bargaining agreements or statutory trade union agreements. In 2013, we are scheduled to negotiate national health care and pension collective bargaining agreements with unionized employees at our Bristol, CT, Corry, PA, and Saline, MI locations, which collectively cover approximately 275 employees. In addition, we have annual negotiations in Brazil and Mexico and, collectively, these negotiations also cover approximately 290 employees in those two countries. We also expect to have negotiations in 2013 with two of our German locations, our Singapore location, and our Sweden location, which cover approximately 315, 49, 240 and 300 employees, respectively. Although we believe that our relations with our employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements or that such negotiations will not result in significant increases in the cost of labor, including healthcare, pensions or other benefits. Any potential strikes or work stoppages, and the resulting adverse impact on our relationships with customers, could have a material adverse effect on our business, financial condition, results of operations or cash flows. Similarly, a protracted strike or work stoppage at any of our major customers, suppliers or other vendors could materially adversely affect our business.

Changes in accounting guidance and taxation requirements could affect our financial results. New accounting guidance that may become applicable to us from time to time, or changes in the interpretations of existing guidance, could have a significant effect on our reported results for the affected periods. In addition, our products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions in which we operate. Increases in indirect taxes could affect our products’ affordability and therefore reduce our sales. We are also subject to income tax in numerous jurisdictions in which we generate revenues. Changes in tax laws, tax rates or tax rulings may have a significant adverse impact on our effective tax rate. Among other things, our tax liabilities are affected by the mix of pretax income or loss among the tax jurisdictions in which we operate and the repatriation of foreign earnings to the U.S. We must exercise judgment in determining our worldwide provision for income taxes, interest and penalties; accordingly, future events could change management’s assessment of these amounts.

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

We operate in very competitive markets. We may not be able to compete effectively with our competitors, and competitive pressures could adversely affect our business, financial condition and results of operations. Our three global business segments compete with a number of larger and smaller companies in the markets we serve. Some of our competitors have greater financial, production, research and development, or other resources than we do. Within Aerospace, certain of our OEM customers compete with our repair and overhaul business. Some of our OEM customers in the aerospace industry also compete with us where they have the ability to manufacture the components and assemblies that we supply to them but have chosen, for capacity limitations, cost considerations or other reasons, to outsource the manufacturing to us. Our three business segments compete on the basis of price, service, quality, reliability of supply, technology, innovation and design. A majority of the products sold by Distribution are not unique, and its competitors carry substantially similar products. We must continue to make investments to maintain and improve our competitive position. We cannot assure you that we will have sufficient resources to continue to make such investments or that we will be successful in maintaining our competitive position. Our competitors may develop products or services, or methods of delivering those products or services that are superior to our products, services or methods. Our competitors may also adapt more quickly than us to new technologies or evolving customer requirements. Pricing pressures could cause us to adjust the prices of certain of our products to stay competitive. We cannot assure you that we will be able to compete successfully with our existing or future competitors. Also, if consolidation of our existing competitors occurs, we expect the competitive pressures we face to increase. Our failure to compete successfully could adversely affect our business, financial condition, results of operations and cash flows.

Our customers’ businesses are generally cyclical. Weaknesses in the industries in which our customers operate could impact our revenues and profitability. The industries to which we sell tend to decline in response to overall declines in industrial production. Aerospace is heavily dependent on the commercial aerospace industry, which is cyclical and a long cycle industry. Industrial and Distribution are dependent on the transportation industry, and general industrial and tooling markets, all of which are also cyclical. Many of our customers have historically experienced periodic downturns, which often have had a negative effect on demand for our products.

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

Demand for our defense-related products depends on government spending. A portion of Aerospace's sales are derived from the military market, including single-sourced and dual-sourced sales. The military market is largely dependent upon government budgets and is subject to governmental appropriations. Although multi-year contracts may be authorized in connection with major procurements, funds are generally appropriated on a fiscal year basis even though a program may be expected to continue for several years. Consequently, programs are often only partially funded and additional funds are committed only as further appropriations are made. We cannot assure you that maintenance of or increases in defense spending will be allocated to programs that would benefit our business. Moreover, we cannot assure you that new military aircraft programs in which we participate will enter full-scale production as expected. A decrease in levels of defense spending or the government’s termination of, or failure to fully fund, one or more of the contracts for the programs in which we participate could have a material adverse effect on our financial position and results of operations.

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

The aerospace industry is highly regulated. Complications related to aerospace regulations may adversely affect the Company. A substantial portion of our income is derived from our aerospace businesses. The aerospace industry is highly regulated in the U.S. by the Federal Aviation Administration, or FAA, and in other countries by similar regulatory agencies. We must be certified by these agencies and, in some cases, by individual OEMs in order to engineer and service systems and components used in specific aircraft models. If material authorizations or approvals were delayed, revoked or suspended, our business could be adversely affected. New or more stringent governmental regulations may be adopted, or industry oversight heightened, in the future, and we may incur significant expenses to comply with any new regulations or any heightened industry oversight.

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

High jet fuel and other energy prices may impact our operating results. Fuel costs constitute a significant portion of operating expenses for companies in the aerospace industry. Widespread disruption to oil production, refinery operations and pipeline capacity in certain areas of the U.S. can increase the price of jet fuel significantly. Conflicts in the Middle East, an important source of oil for the U.S. and other countries where we do business, cause prices for fuel to be volatile and often significantly higher than historic levels. Because we and many of our customers are in the aerospace industry, increased fuel costs could have a material adverse effect on our financial condition or results of operations. The price of energy generally impacts the cost of operating our manufacturing and distribution operations. We have experienced significant increases in energy costs, and energy costs could continue to rise, which would result in higher transportation, freight and other operating costs. We cannot guarantee that we will be able to pass along energy costs to our customers through increased prices.

Our products and services may be rendered obsolete by new products, technologies and processes. Our manufacturing operations focus on highly engineered components which require extensive engineering and research and development time. Our competitive advantage may be adversely impacted if we cannot continue to introduce new products ahead of our competition, or if our products are rendered obsolete by other products or by new, different technologies and processes. Additionally, we may face increased or unexpected costs associated with new product introduction including the use of additional resources such as personnel.

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
The acquisition of Synventive exposes the Company to a number of risks and uncertainties, the occurrence of any of which could materially adversely affect our business, cash flows, financial condition and results of operations as well as the market price of our common stock. Such risks and uncertainties include risks relating to the integration of Synventive's business with the Company, the financial performance of Synventive and risks associated with incurring additional indebtedness.
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
In accordance with applicable SEC guidance, management's report on internal control over financial reporting excludes the assessment of Synventive. We plan to fully evaluate the internal controls of Synventive and any subsequently acquired companies, then implement a standardized framework of internal controls at those acquired businesses. We cannot provide assurance that we will be able to provide a report that contains no significant deficiencies or material weaknesses with respect to Synventive or any other acquisitions.

If we engage in a divestiture of assets or a business, we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected. A successful divestiture depends on various factors, including our ability to effectively transfer liabilities, contracts, facilities and employees to any purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to retain, reduce fixed costs previously associated with the divested assets or business, and collect the proceeds from any divestitures. In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect our other businesses to the extent that these customers also purchase other products offered by us. All of these efforts require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits or synergies of any divestiture transaction, our consolidated financial position, results of operations and cash flows could be negatively impacted. In addition, divestitures of businesses involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, and a decrease in revenues and earnings associated with the divested business. Furthermore, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of material financial resources and significant employee resources. Any divestiture may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impact from the loss of revenue associated with the divestiture, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate 28 manufacturing facilities throughout the world, 17 of which are part of the Industrial segment and 11 of which are part of the Aerospace segment. Fourteen of the facilities are in the United States; the balance are located in Asia, Brazil, Europe, and Mexico. Seventeen of the facilities are owned; the balance are leased.

In addition to its manufacturing facilities, Industrial has 29 facilities engaged in activities related to its manufacturing operations, including sales, assembly, development and distribution, all of which are leased. Five of these facilities are located in the United States; the balance are located in Asia, Brazil, Canada, Europe and Mexico.

The Distribution segment operates 11 distribution centers: 8 in the United States, and the balance in Canada. Three of the distribution centers are owned; the balance are leased. Distribution also has 10 sales and support facilities, nine of which are leased. Two of the facilities are in the United States; the balance are located in Brazil, Canada, China, Europe, Mexico, and Singapore. Distribution also has one global sourcing office in China.

The Company’s corporate office in Bristol, Connecticut is owned.

Item 3. Legal Proceedings

The Company was named in a lawsuit arising out of an alleged breach of contract and implied warranty by a customer of Toolcom Suppliers Limited (“Toolcom”), a business previously included within the former Logistics and Manufacturing Services segment, related to the sale of certain products prior to the Company’s 2005 acquisition of Toolcom. In 2006, the plaintiff filed the lawsuit in civil court in Scotland and asserted that certain products sold were not fit for a particular use and claims approximately 5.5 million pounds sterling (approximately $8.9 million at December 31, 2012) in damages, plus interest at the statutory rate of 8% per annum and costs. The court found that Toolcom was in breach of contract and implied warranty, and ordered Toolcom to pay a portion of the plaintiff’s attorneys’ fees. The court has not made determinations as to causation and damages. In the third quarter 2012, the customer provided to the Company additional information regarding its claim, increasing the amount of damages, including lost profits, that the customer allegedly suffered as a result of the Company's breach of contract and implied warranty, and the amount of interest due on the claim. Although the Company intends to vigorously defend its position, based on reviews of the currently available information and acknowledging the uncertainties of litigation, management has provided for what it believes to be a reasonable estimate of loss exposure. While it is currently not possible to determine the ultimate outcome of this matter, the Company believes that any ultimate losses would not be expected to have a material adverse effect on the Company’s consolidated financial position or cash flows, but could be material to the consolidated results of operations of any one period.

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

	2012
	Low	High	Dividends
Quarter ended March 31	$23.99	$28.35	$0.10
Quarter ended June 30	22.30	28.63	0.10
Quarter ended September 30	21.62	26.38	0.10
Quarter ended December 31	19.71	25.53	0.10

	2011
	Low	High	Dividends
Quarter ended March 31	$19.64	$22.00	$0.08
Quarter ended June 30	20.22	25.85	0.08
Quarter ended September 30	18.70	25.82	0.08
Quarter ended December 31	17.47	25.15	0.10

Stockholders

As of February 8, 2013, there were approximately 4,899 holders of record of the Company’s common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals or entities are registered in the name of a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are approximately 10,981 beneficial owners of its common stock.

Dividends

Payment of future dividends will depend upon the Company’s financial condition, results of operations and other factors deemed relevant by the Company’s Board of Directors, as well as any limitations resulting from financial covenants under the Company’s credit facilities or debt indentures. See the table above for dividend information for 2012 and 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding Securities Authorized for Issuance Under Equity Compensation Plans, see Part III, Item 12 of this Annual Report.

Performance Graph

A stock performance graph based on cumulative total returns (price change plus reinvested dividends) for $100 invested on December 31, 2007 is set forth below.

$150
$100
$50
$0
2007
2008
2009
2010
2011
2012
68.9
66.2
44.7
86.6
84.2
54.2
109.3
106.9
67.5
110.4
102.4
79.9
128.5
119.2
75.7
BGI
S&P 600
Russell 2000

	2007	2008	2009	2010	2011	2012
BGI	$100.0	$44.7	$54.2	$67.5	$79.9	$75.7
S&P 600	$100.0	$68.9	$86.6	$109.3	$110.4	$128.5
Russell 2000	$100.0	$66.2	$84.2	$106.9	$102.4	$119.2

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

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
October 1-31, 2012	1,109		$24.35	—	3,800,000
November 1-30, 2012	—		$—	—	3,800,000
December 1-31, 2012	—		$—	—	3,800,000
Total	1,109	(1)	$24.35	—
________________________

(1)
All acquisitions of equity securities during the fourth quarter of 2012 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

(2)	The program was publicly announced on October 20, 2011 authorizing repurchase of up to 5.0 million shares of common stock.

Item 6. Selected Financial Data

	2012 (5)	2011(6)	2010 (6)	2009 (6)	2008 (6)
Per common share (1)
Income from continuing operations
Basic	$1.80	$1.66	$0.97	$0.79	$1.85
Diluted	1.78	1.64	0.96	0.79	1.79
Net income
Basic	1.74	1.17	0.96	0.72	1.53
Diluted	1.72	1.16	0.95	0.72	1.48
Dividends declared and paid	0.40	0.34	0.32	0.48	0.62
Stockholders’ equity (at year-end)	14.76	13.29	13.23	12.50	11.46
Stock price (at year-end)	22.46	24.11	20.67	16.90	14.50
For the year (in thousands)
Net sales	$1,229,959	$1,169,355	$1,028,617	$923,353	$1,232,196
Operating income	136,556	127,555	86,398	63,475	153,670
As a percent of net sales	11.1%	10.9%	8.4%	6.9%	12.5%
Income from continuing operations	$98,297	$91,573	$53,978	$42,830	$99,736
As a percent of net sales	8.0%	7.8%	5.2%	4.6%	8.1%
Net income	$95,249	$64,715	$53,278	$39,001	$82,578
As a percent of net sales	7.7%	5.5%	5.2%	4.2%	6.7%
As a percent of average stockholders’ equity (2)	12.6%	8.4%	7.7%	6.2%	11.6%
Depreciation and amortization	$57,360	$58,904	$52,770	$51,487	$52,403
Capital expenditures	37,787	37,082	28,759	30,502	51,869
Weighted average common shares outstanding – basic	54,626	55,215	55,260	53,880	53,989
Weighted average common shares outstanding – diluted	55,224	55,932	55,925	54,206	55,813
Year-end financial position (in thousands)
Working capital	$418,645	$332,316	$167,344	$213,392	$288,351
Goodwill	579,905	366,104	384,241	373,564	361,930
Other intangible assets, net	383,972	272,092	290,798	303,689	316,817
Property, plant and equipment, net	233,097	210,784	218,434	224,963	235,035
Total assets	1,868,596	1,440,365	1,403,257	1,351,990	1,435,355
Long-term debt and notes payable	646,613	346,052	357,718	351,468	465,961
Stockholders’ equity	800,118	722,400	712,119	684,713	598,574
Debt as a percent of total capitalization (3)	44.7%	32.4%	33.4%	33.9%	43.8%
Statistics
Employees at year-end (4)	5,110	4,387	4,352	4,310	4,969
________________________

(1)
Income from continuing operations and net income per common share are based on the weighted average common shares outstanding during each year. Stockholders’ equity per common share is calculated based on actual common shares outstanding at the end of each year.

(2)	Average stockholders' equity is calculated based on the month-end stockholders equity balances between December 31, 2011 and December 31, 2012 (13 month average).

(3)	Debt includes all interest-bearing debt and total capitalization includes interest-bearing debt and stockholders’ equity.
(4)     The number of employees at each year-end includes employees of continuing operations and excludes employees of the discontinued operations.
(5) During 2012, the Company completed the acquisition of Synventive Molding Solutions ("Synventive"). The results of Synventive, from the acquisition on August 27, 2012, have been included within the Company's Consolidated Financial Statements for the period ended December 31,
2012.
(6) During 2011, the Company sold the Barnes Distribution Europe business within the segment formerly referred to as Logistics and Manufacturing Services. During 2008, the Company exited certain non-core businesses within its former Logistics and Manufacturing Services segment in the United Kingdom. The results of these businesses have been segregated and treated as discontinued operations in the Company's Consolidated Financial Statements. All previously reported financial information has been adjusted on a retrospective basis to reflect the discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

In the first quarter of 2013, the Company entered into a definitive agreement to sell its Barnes Distribution North America business (“BDNA”) to MSC Industrial Direct Co., Inc., subject to certain adjustments. BDNA, which currently comprises the majority of the Company's Distribution segment results, reported 2012 sales of approximately $300.0 million. See Note 21 of the Consolidated Financial Statements.

Also in the first quarter of 2013, the Company is realigning its reportable business segments by transferring the Associated Spring Raymond business ("Raymond"), its remaining business within the Distribution segment, to the Industrial segment. Raymond sells, among other products, springs that are manufactured by one of the Industrial businesses. Accordingly, the Company's financial results, beginning in the first quarter of 2013, will be reported in two reportable business segments: Aerospace and Industrial. All previously reported segment information will be adjusted on a retrospective basis to reflect this change beginning in the first quarter of 2013.
In the first quarter of 2012, the Company realigned its organizational structure by aligning its strategic business units into three reportable business segments: Aerospace, Industrial and Distribution.

During the fourth quarter of 2011, the Company completed the sale of its Barnes Distribution Europe businesses (the "BDE" business). The BDE business was comprised of the Company's European KENT, Toolcom and BD France distribution businesses that were reported within the segment formerly referred to as Logistics and Manufacturing Services.

All previously reported financial information has been adjusted on a retrospective basis to reflect the segment realignment in 2012 and the discontinued operations for all years presented.

2012 Highlights

During the third quarter of 2012, the Company completed its acquisition of Synventive Molding Solutions ("Synventive”). Synventive is a leading designer and manufacturer of highly engineered and customized hot runner systems and components and provides related services. The acquisition has been integrated into the Industrial segment. The financial results of Synventive, from the date of the acquisition on August 27, 2012, are included within consolidated financial statements of the Company for the year ended December 31, 2012. The Company funded the purchase price of the acquisition from cash on hand and borrowings under the Credit Facility.

Additionally during the third quarter of 2012, the Company executed a $250.0 million accordion feature that was available under the Company's existing $500.0 million amended and restated revolving credit agreement (the "Credit Agreement" or "Credit Facility") with Bank of America, N.A. as administrative agent, increasing the available amount under the Credit Facility to $750.0 million.

The Company achieved sales of $1,230.0 million in 2012, an increase of $60.6 million, or 5.2%, from 2011. In the Aerospace segment, sales increased primarily as a result of growth in the OEM and aftermarket repair and overhaul manufacturing businesses. This growth was partially offset by a decline in sales within the aftermarket RSP spare parts business. In Industrial, the acquisition of Synventive provided sales of $60.0 million while organic sales increases were more than offset by the impact of foreign currency translation. In Distribution, organic sales declined slightly as customers continued to manage costs and inventory levels and as the Company rationalized several underperforming accounts. Foreign currency translation also had a negative impact on sales at Distribution.

Operating income increased 7.1% from $127.6 million in 2011 to $136.6 million in 2012 and operating margin improved to 11.1% from 10.9% in 2011. Operating income primarily benefited from the profit contribution of the acquired Synventive business, partially offset by $5.9 million of short-term purchase accounting adjustments and transaction costs related to the acquisition.

The Company focused on profitable sales growth both organically and through acquisition, in addition to productivity improvements, as key strategic objectives in 2012. Management continued its focus on cash flow and working capital management in 2012 and generated $136.4 million in cash flow from operations. The Company continued to make significant investments in working capital during 2012, primarily as a result of improving business conditions in certain end-markets.

Management Objectives

Management continues to focus on three areas of development: employees, processes and strategy which, in combination, are expected to generate long-term value for the Company's stockholders. The Company's strategies for growth include both organic growth from new products, services, markets and customers, and growth from acquisitions. The Company's strategies for profitability include worldwide application of lean principles, productivity and process initiatives, such as production realignment, and efficiency and cost-saving measures.

Acquisitions and strategic relationships have historically been a key growth driver for the Company, and it continues to seek alliances which foster long-term business relationships and expand geographic reach. The Company continually evaluates its existing portfolio to optimize product offerings and maximize value. The acquisition of Synventive in August 2012 represented a significant addition to the Company's portfolio.

Our Business

Barnes Group consists of three operating segments: Aerospace, Industrial and Distribution. In each of these businesses, Barnes Group is among the leaders in the market niches served and has highly recognized brands for many of the products it sells or manufactures.

The Aerospace segment produces precision-machined and fabricated components and assemblies for original equipment manufacturer (“OEM”) turbine engine, airframe and industrial gas turbine builders throughout the world, and for the military. Aerospace provides jet engine component overhaul and repair services for many of the world's major turbine engine manufacturers, commercial airlines and the military. In addition, it manufactures aerospace aftermarket spare parts and provides repair services for aircraft engine components.

The Industrial segment is a global supplier of high quality engineered components for critical applications serving diverse end markets such as transportation, energy, electronics, medical and consumer products. It is equipped to produce virtually every type of precision spring, from fine hairsprings for electronics and instruments to large heavy-duty springs for machinery as well as precision-machined and fabricated components. Industrial is a leading manufacturer and supplier of precision mechanical products, including mechanical springs, compressor reed valves and nitrogen gas products. It also manufactures high-precision punched and fine-blanked components used in transportation and industrial applications, nitrogen gas springs and manifold systems used to precisely control stamping presses, and retention rings that position parts on a shaft or other axis. Additionally, through our recent Synventive acquisition, Industrial is a leading designer and manufacturer of highly engineered and customized hot runner systems and components - the enabling technology for many complex injection molding applications.

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

All segments have standard key performance indicators (“KPIs”), a number of which are focused on customer metrics (on-time-delivery and quality), internal effectiveness and efficiency metrics (sales per employee, cost of quality, days working capital and controllable expenses), employee-related metrics (total recordable incident rate and lost time incident rate), and specific KPIs on profitable growth.

Key Industry Data

In each segment, management tracks a variety of economic and industry data as indicators of the health of a particular sector.

At Aerospace, management of the aftermarket aerospace operations monitors the number of aircraft in the active fleet, the number of planes temporarily or permanently taken out of service, aircraft utilization rates for the major airlines, engine shop visits, airline profitability, aircraft fuel costs and traffic growth. The aerospace OEM business regularly tracks orders and deliveries for each of the major aircraft manufacturers, as well as engine purchases made for new aircraft. Management also monitors annual appropriations for the U.S. military related to new aircraft purchases and maintenance.

At Industrial, key data for the manufacturing operations include the Federal Reserve’s Industrial Production Index ("the IPI"); the production of light vehicles, both in the U.S. and globally; worldwide light vehicle new model introductions and existing model refreshes; tooling build schedules; durable goods orders; compressor build forecasts; and global industrial capital expenditures.

At Distribution, the business reviews data supplied by the Institute for Supply Management’s PMI Composite Index and the IPI, which are monthly indicators of the health of U.S. manufacturing activity. Management tracks similar indices in Canada and for the European-based business.

RESULTS OF OPERATIONS

Sales

($ in millions)	2012	2011	$ Change	% Change	2010
Aerospace	$390.5	$382.5	$8.0	2.1%	$334.2
Industrial	497.0	440.5	56.5	12.8%	374.1
Distribution	350.7	355.3	(4.6)	(1.3)%	329.5
Intersegment sales	(8.3)	(8.9)	0.6	6.6%	(9.1)
Total	$1,230.0	$1,169.4	$60.6	5.2%	$1,028.6

2012 vs. 2011:

Barnes Group reported net sales of $1,230.0 in 2012, an increase of $60.6 million, or 5.2%, from 2011, driven primarily by a sales contribution of $60.0 million from the Synventive acquisition. The sales increase also reflects $15.1 million of organic sales growth primarily at Aerospace and Industrial. The strengthening of the U.S. dollar against foreign currencies as compared to 2011 decreased net sales by $14.5 million in 2012. The Company’s international sales increased 5.9% year-over-year while domestic sales increased 4.6%. The Company's international sales in 2012 increased 9.2% from 2011 excluding the impact of foreign currency translation on sales.

2011 vs. 2010:

In 2011, the Company reported net sales of $1,169.4 million, an increase of $140.7 million, or 13.7%, over 2010 net sales of $1,028.6 million. The sales increase reflected $120.8 million of organic sales growth primarily at Aerospace and Industrial. Additionally, sales increased by the positive impact of foreign currency translation of $19.9 million in 2011 as the U.S. dollar weakened against certain foreign currencies, primarily in Europe, Brazil and Canada. The Company’s international sales increased 19.9% year-over-year and domestic sales increased 9.1%. The Company's international sales in 2011 increased 13.8% from 2010 excluding the impact of foreign currency translation on sales.

Expenses and Operating Income

($ in millions)	2012		2011	$ Change	% Change	2010
Cost of sales	$812.2		$772.4	$39.8	5.2%	$678.2
% sales	66.0%	0.6593182885	66.1%			65.9%
Gross profit (1)	$417.8	350,431,000	$397.0	$20.8	5.2%	$350.4
% sales	34.0%		33.9%			34.1%
Selling and administrative expenses	$281.2		$269.4	$11.8	4.4%	$264.0
% sales	22.9%		23.0%			25.7%
Operating income	$136.6		$127.6	$9.0	7.1%	$86.4
% sales	11.1%		10.9%			8.4%
 __________________

(1)	Sales less cost of sales

2012 vs. 2011:

Cost of sales in 2012 increased 5.2% from 2011 primarily as a result of increased sales. The increase in sales approximated the percentage increase in cost of sales and gross profit margin improved by 10 basis points to 34.0%. The acquisition of Synventive resulted in a higher percentage of sales, as well as higher gross profit as a percentage of sales, being driven by Industrial. Increased gross profit was partially offset by higher pension costs and the impact of short-term purchase accounting adjustments related to the acquisition. Selling and administrative expenses increased 4.4% from 2011 and slightly decreased as a percentage of sales. The increase in expenses reflects the sales resulting from the acquisition and acquisition-related costs, partially offset by lower incentive compensation costs.

2011 vs. 2010:

Cost of sales in 2011 increased 13.9% from 2010 primarily as a result of increased sales. The percentage increase in cost of sales was slightly more than the percentage increase in sales and resulted in a reduction in gross profit margin of 20 basis points to 33.9%. Gross profit as a percentage of sales improved at Aerospace and Distribution, however the reduction in total gross margin reflects a shift to a higher percentage of sales from the Industrial segment. Selling and administrative expenses increased 2.0% from 2010 and decreased as a percentage of sales. The increase in expenses reflects the higher sales as well as higher employee related costs including incentive compensation and retirement benefit costs. These increases were partially offset by lower costs related to commissions and the utilization of temporary personnel. Costs of sales and selling and administrative expenses were also impacted by the lower cost structures from previous actions.

Interest expense

2012 vs. 2011:

Interest expense in 2012 increased $2.0 million to $12.2 million from 2011, primarily a result of higher borrowings under the variable rate Credit Facility in part to fund the acquisition of Synventive.

2011 vs. 2010:

Interest expense in 2011 decreased $9.7 million to $10.3 million from 2010. The decrease in 2011 resulted from lower average interest rates and lower debt discount amortization related to the 3.75% Convertible Notes as compared to the 2010 period. The lower average interest rates reflected the shift to a significantly higher percentage of variable rate debt due to the retirement of the 7.80% Notes and the redemption of the 3.75% Convertible Notes, which were funded with the variable rate Credit Facility, and the expiration of the 2008 interest rate swap agreements.

Other expense (income), net

2012 vs. 2011:

Other expense (income), net in 2012 was $2.7 million compared to $0.4 million in 2011. Foreign currency transaction losses increased from $0.2 million in 2011 to $2.1 million in 2012.

2011 vs. 2010:

Other expense (income), net in 2011 was $0.4 million compared to $2.6 million in 2010. Foreign currency transaction losses decreased from $1.7 million in 2010 to $0.2 million in 2011.

Income Taxes

2012 vs. 2011:

The Company’s effective tax rate from continuing operations was 19.2% in 2012 compared with 21.7% in 2011. The effective tax rate for 2011 included the recognition of $1.8 million of discrete tax expense related to tax adjustments for earlier years. The decrease in the 2012 effective tax rate from continuing operations was driven primarily by the absence of this discrete item, the impact of a decrease in the repatriation of a portion of current year foreign earnings to the U.S. and the impact of tax rate changes in certain foreign jurisdictions, partially offset by a change in the mix of earnings attributable to higher-taxing jurisdictions or jurisdictions where losses could not be benefited in 2012. During 2012, the Company repatriated a dividend from a portion of the current year foreign earnings to the U.S. in the amount of $8.0 million compared to $17.5 million in 2011. This decrease in the dividend reduced tax expense by $4.8 million and decreased the annual effective tax rate by 3.9 percentage points compared to 2011.

In 2013, the Company expects that the effective tax rate from continuing operations will increase principally due to the forecasted mix of earnings, the expiration of additional RSP pioneer tax status certificates and the impact of certain foreign tax law changes.

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

In connection with an IRS audit for the tax years 2000 through 2002, the IRS proposed adjustments to these tax years of approximately $16.5 million, plus a potential penalty of 20% of the tax assessment plus interest. The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries. The Company filed an administrative protest of these adjustments. In the third quarter of 2009, the Company was informed that its protest was denied and a tax assessment was received from the Appeals Office of the IRS. In November 2009, the Company filed a petition against the IRS in the U.S. Tax Court contesting the tax assessment received. As expected, a trial was held in the first quarter of 2012 and all briefs were filed in the third quarter of 2012. A decision is expected in the first half of 2013. Depending on the outcome, an appeal by either party is possible. The Company continues to believe its tax position on the issues raised by the IRS is correct and the Company plans to continue to take appropriate actions to vigorously defend its position. The Company believes it should prevail on this issue. While any additional impact on the Company's liability for income taxes cannot presently be determined, the Company continues to believe it is adequately provided for and the outcome is not expected to have a material effect on the consolidated financial position, but could be material to the consolidated results of operations or cash flows of any one period.

Discontinued Operations

During the fourth quarter of 2011, the Company completed the sale of its Barnes Distribution Europe businesses (the "BDE business") to Berner SE (the "Purchaser"), headquartered in Kunzelsau, Germany, in a cash transaction pursuant to a Share and Asset Purchase Agreement ("SPA"). The Company received gross proceeds of $33.4 million, which represents the initial stated purchase price, and which yielded net cash proceeds of $22.5 million after transaction costs, employee transaction related costs, closing adjustments and net cash sold, of which €9.0 million was placed in escrow. The funds would be released from escrow on August 31, 2012 unless there were any then pending claims. Cash related to a pending claim would remain in escrow until a final determination of the claim had been made.

In August 2012, the Purchaser provided a notice of breach of various warranties to the Company. The Company rejected the Purchaser's notice and demanded release of the full escrow on August 31, 2012. The Purchaser refused to release the full escrow, and only €3.9 million plus interest was released whereas €5.1 million ($6.7 million at December 31, 2012) plus interest remains in escrow. The Company objected to the retention of the escrow and expects to prevail in this matter. The Company recorded the restricted cash in other assets at December 31, 2012 and in prepaid expenses and other current assets at December 31, 2011.

The results of the BDE business have been segregated and presented as discontinued operations. In 2011, the Company recorded a $26.9 million loss from discontinued operations which included pre-tax income of $1.0 million, a $26.7 million loss related to the transaction and $1.2 million of tax expense. The 2011 loss related to the transaction included a $16.8 million goodwill impairment charge related to the BDE business and $8.2 million of transaction and employee transaction related costs associated with the sale. In 2012, the Company recorded a $3.0 million loss from discontinued operations, primarily due to adjustments to retained liabilities. See Note 2 of the Consolidated Financial Statements.

Income and Income Per Share

(in millions, except per share)	2012	2011	Change	% Change	2010
Income from continuing operations	$98.3	$91.6	$6.7	7.3%	$54.0
Loss from discontinued operations, net of income taxes	(3.0)	(26.9)	23.8	88.7%	(0.7)
Net income	$95.2	$64.7	$30.5	47.2%	$53.3
Per common share:
Basic:
Income from continuing operations	$1.80	$1.66	$0.14	8.4%	$0.97
Loss from discontinued operations, net of income taxes	(0.06)	(0.49)	0.43	87.8%	(0.01)
Net income	$1.74	$1.17	$0.57	48.7%	$0.96
Diluted:
Income from continuing operations	$1.78	$1.64	$0.14	8.5%	$0.96
Loss from discontinued operations, net of income taxes	(0.06)	(0.48)	0.42	87.5%	(0.01)
Net income	$1.72	$1.16	$0.56	48.3%	$0.95
Weighted average common shares outstanding:
Basic	54.6	55.2	(0.6)	(1.1)%	55.3
Diluted	55.2	55.9	(0.7)	(1.3)%	55.9

In 2012, basic and diluted income from continuing operations per common share increased 8.4% and 8.5%, respectively. The increases were attributable to the increase in income from continuing operations year over year and lower weighted average common shares outstanding. Basic weighted average shares outstanding decreased as a result of 700,000 and 1,509,156 shares repurchased during 2012 and 2011, respectively, as part of the publicly announced repurchase programs. The decrease was offset in part by additional shares issued for employee stock plans.  Diluted weighted average shares outstanding decreased primarily as a result of the decrease in basic weighted average shares outstanding.

Financial Performance by Business Segment

Aerospace

($ in millions)	2012	2011	$ Change	% Change	2010
Sales	$390.5	$382.5	$8.0	2.1%	$334.2
Operating profit	63.3	62.6	0.6	1.0%	52.4
Operating margin	16.2%	16.4%			15.7%

2012 vs. 2011:

Aerospace recorded sales of $390.5 million in 2012, a 2.1% increase from 2011, primarily as a result of growth in the OEM manufacturing and aftermarket repair and overhaul businesses. This growth was partially offset by a decline in sales within the aftermarket RSP spare parts business.

Operating profit at Aerospace increased 1.0% from 2011 to $63.3 million. Operating profit benefited from higher sales in the OEM manufacturing business and lower levels of incentive compensation. Operating profit was negatively affected by the profit impact of lower sales in the highly profitable aftermarket RSP spare parts business and an inventory valuation adjustment within the aftermarket repair and overhaul business.

Outlook:

Sales in the Aerospace OEM business are impacted by the general state of the aerospace market driven by the worldwide economy and are driven by its order backlog through its participation in certain strategic commercial and military engine and airframe programs. Backlog in this business grew to $540.8 million at December 31, 2012 from $469.3 million at December 31, 2011, with more than 50% of this backlog expected to be shipped in the next 12 months. The aerospace OEM business may be impacted by adjustments of customer inventory levels, commodity availability and pricing, changes in the content levels on certain platforms including insourcing, changes in production schedules of specific engine and airframe programs, as well as the pursuit of new programs. Sales levels in the aerospace aftermarket repair and overhaul business are expected to reflect long-term trends towards improving maintenance, repair and overhaul activity, but may be negatively impacted by short-term fluctuations in demand. Incremental management fees within the aftermarket RSP spare parts business are dependent on future sales volumes and are treated as a reduction to sales. Management fees increase once during the life of each individual program, generally in the fourth or later years of each program. Management continues to believe its aerospace aftermarket business is competitively positioned based on strong customer relationships including long-term RSP agreements and long-term maintenance and repair contracts in the repair and overhaul business, expanded capabilities and current capacity levels.

Management is focused on growing operating profit at Aerospace primarily through organic sales growth, productivity initiatives, new product introductions and continued cost management. Operating profit is expected to continue to be affected by the profit impact of changes in sales volume, mix and pricing, particularly as it relates to the highly profitable aftermarket RSP spare parts business, and investments made in each of its businesses. Management actively manages commodity price increases through pricing actions and other productivity initiatives. Costs associated with increases in new product introductions may also negatively impact operating profit.

2011 vs. 2010:

Aerospace recorded sales of $382.5 million in 2011, a 14.5% increase from 2010, with both the aftermarket and OEM businesses experiencing sales growth. The aerospace aftermarket business benefited from increased levels of overhaul and repair activity during 2011. A significant growth in sales contrasted the trend of deferred maintenance throughout 2010.

Operating profit at Aerospace increased 19.5% from 2010 to $62.6 million. This increase was driven primarily by the profit impact of higher sales volumes, partially offset by incremental management fees related to the aerospace aftermarket RSP spare parts business which increase once during the life of the program, generally in the fourth or later years of each program. Employee related costs also increased during 2011, primarily due to higher levels of incentive compensation, which increased in 2011 as compared to 2010 as a result of the level of achievement of the Company's pre-established 2011 performance targets.

Industrial

($ in millions)	2012	2011	$ Change	% Change	2010
Sales	$497.0	$440.5	$56.5	12.8%	$374.1
Operating profit	43.9	39.1	4.8	12.3%	29.4
Operating margin	8.8%	8.9%			7.9%

2012 vs. 2011:

Sales at Industrial were $497.0 million in 2012, an increase of 12.8% from 2011. The acquisition of Synventive provided $60.0 million of sales and organic sales increased by $9.9 million during 2012. The impact of foreign currency translation decreased sales by approximately $13.4 million as the U.S. dollar strengthened against foreign currencies.

Operating profit in 2012 at Industrial was $43.9 million, an increase of 12.3% from 2011. Operating profit benefited primarily from the profit contribution of the acquired Synventive business. Operating profit results were partially offset by $5.9 million in short-term purchase accounting adjustments and transaction costs related to the Synventive acquisition.

Outlook:

In the Industrial manufacturing businesses, management is focused on generating organic sales growth by leveraging the benefits of the diversified products and industrial end-markets in which its businesses have a global presence and introducing new products. The Company also remains focused on sales growth through acquisition. The Synventive acquisition, for example, enhances the Company's core manufacturing capabilities, adds innovative products and services and is expected to expand the Company's global marketplace presence into geographic regions and end-markets where it had limited access. Our ability to generate sales growth in the global markets served by these businesses is subject to economic conditions. Order activity in certain end-markets, including transportation, may provide extended sales growth. Strategic investments are expected to provide incremental benefits in the long term.

Operating profit is largely dependent on the sales volumes and mix within all businesses of the segment. Management continues to focus on improving profitability through leveraging organic sales growth, acquisitions, pricing initiatives, productivity and process improvements. Management actively manages commodity price increases through pricing and productivity initiatives. Costs associated with increases in new product introductions and the integration of and within the Synventive business may negatively impact operating profit.

2011 vs. 2010:

Sales at Industrial were $440.5 million in 2011, an increase of 17.8% from 2010. Organic sales increases of $49.7 million resulted mainly from increases in North America and Europe and from improvements in the transportation industry, including automotive. The impact of foreign currency translation increased sales by approximately $16.7 million in 2011.

Operating profit in 2011 at Industrial was $39.1 million compared to $29.4 million in 2010, primarily due to the profit impact of higher sales levels in 2011 combined with productivity improvements and lean initiatives. Operating profit increases were partially offset by higher costs associated with investments in new product introductions and the outsourcing of certain manufacturing processes.

Distribution

($ in millions)	2012	2011	$ Change	% Change	2010
Sales	$350.7	$355.3	$(4.6)	(1.3)%	$329.5
Operating profit	29.4	25.8	3.6	13.9%	4.6
Operating margin	8.4%	7.3%			1.4%

2012 vs. 2011:

Distribution recorded sales of $350.7 million in 2012, a 1.3% decrease from 2011. Organic sales declined by $3.4 million as customers continued to manage costs and inventory levels and the business focused on more profitable accounts.

The impact of foreign currency translation decreased sales by approximately $1.1 million as the U.S. dollar strengthened against foreign currencies.

Operating profit at Distribution increased 13.9% from 2011 to $29.4 million. This increase was driven by lower employee related costs, primarily due to incentive compensation which decreased in 2012 as compared to 2011 as a result of the level of achievement of the Company's pre-established 2012 performance targets, customer mix and lower cost structures, partially offset by higher pension costs and the profit impact of lower sales volumes.

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

2011 vs. 2010:

Distribution recorded sales of $355.3 million in 2011, a 7.8% increase from 2010. Organic sales improved by $22.6 million, while the impact of foreign currency translation increased sales by approximately $3.2 million as the U.S. dollar weakened against foreign currencies. Sales growth occurred primarily in the North American businesses as the industrial and transportation end-markets showed improvements throughout 2011.

Operating profit at Distribution increased to $25.8 million from $4.6 million in 2010. This increase was primarily driven by the profit impact of higher sales volumes. Productivity improvements, including the favorable impact of lower cost structures in the North American business, also contributed to the increase in operating profit. Operating profit increases were partially offset by higher levels of incentive compensation.

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

The Company's ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths.  Management continues to focus on cash flow and working capital management, and anticipates that operating activities in 2013 will generate sufficient cash.  The Company closely monitors its cash generation, usage and preservation including the management of working capital to generate cash.

Effective April 5, 2011, the Company exercised its right to redeem the remaining $92.5 million principal amount of the 3.75% Convertible Notes under their indenture agreement.  Of the total $92.5 million principal amount, $11.9 million of these notes were redeemed with accrued interest through the redemption date.  The remaining $80.6 million of these notes were surrendered for conversion.  The Company elected to pay cash to holders of the 3.75% Convertible Notes surrendered for conversion, including the value of any residual shares of common stock that were payable to the holders electing to convert their notes into an equivalent share value, resulting in a total cash payment of $90.4 million including a premium on conversion of $9.8 million which reduced the equity component by $6.1 million, net of tax of $3.7 million.  As a result of this transaction, the Company recaptured $40.2 million of previously deducted contingent convertible debt interest which resulted in a $15.3 million reduction in short-term deferred tax liabilities as well as a reduction of tax loss carryforwards reflected in long-term deferred tax assets.  The Company used borrowings under its Credit Facility to finance this redemption.

The Company's 3.375% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014.  The note holders may also require the Company to redeem some or all of the 3.375%

Convertible Notes on March 15th of 2014, 2017 and 2022. Accordingly, the 3.375% Convertible Notes, classified as long-term debt at December 31, 2012, are expected to be classified as current portion of long-term debt at March 31, 2013. Payment on the 3.375% Convertible Notes, if required by note holders, is expected to be financed through internal cash, borrowings and the sale of debt or equity securities, or a combination thereof.

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. On September 27, 2011, the Company entered into the Credit Agreement with Bank of America, N.A. as the administrative agent. The Credit Agreement increased the borrowing availability of the Credit Facility from $400 million to $500 million and extended the expiration date of the Credit Agreement by four years from September 2012 to September 2016. In July 2012, the bank syndicate made available an additional $250.0 million, bringing the total borrowings available under the Credit Facility to $750.0 million.  At December 31, 2012, borrowings and availability under the Credit Facility were $589.2 million and $160.8 million, respectively, subject to covenants in the Credit Agreement. The Company has assessed its Credit Facility and currently expects that its bank syndicate, comprised of 17 banks, will continue to support its Credit Facility which matures in September 2016. At December 31, 2012, additional borrowings of $195.4 million of Total Debt, as defined in the Credit Agreement, and $92.5 million of Senior Debt, as defined in the Credit Agreement, would have been allowed under the covenants. Borrowings bear interest at LIBOR plus a spread ranging from 1.10% to 1.70%, depending on the Company's leverage ratio at the time of the borrowing. At December 31, 2012, the $589.2 million was borrowed at an interest rate of 1.97%. The Company paid fees and expenses of $1.0 million in conjunction with the increase of the Credit Facility to $750.0 million; the fees are being amortized into interest expense through its maturity. Additional funds may be used, as needed, to support the Company's ongoing growth initiatives. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements.

The Company's borrowing capacity is limited by various debt covenants under the Credit Agreement. The Company's most restrictive financial covenant is the Senior Debt Ratio which requires the Company to maintain a ratio of Consolidated Senior Debt, as defined in the Credit Agreement, to Consolidated EBITDA, as defined, of not more than 3.25 times at the end of each fiscal quarter ending on or before September 30, 2013, after which the ratio will decrease to 3.00 times. The actual ratio at December 31, 2012 was 2.81 times. In addition, the Credit Agreement requires the Company to maintain a ratio of Consolidated Total Debt, as defined in the Credit Agreement, to Consolidated EBITDA of not more than 4.00 times for each fiscal quarter ending on or before September 30, 2013, and thereafter of not more than 3.75 times at the end of any fiscal quarter, and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined in the Credit Agreement, of not less than 4.25 times for each fiscal quarter ending on or before September 30, 2013, and thereafter of not less than 4.50 times at the end of any fiscal quarter. The Company closely monitors compliance with its various debt covenants and at December 31, 2012, the Company was in compliance with all covenants.

The Company had $2.8 million in borrowings under short-term bank credit lines at December 31, 2012.

In April 2012, the Company entered into five-year interest rate swap agreements (the "2012 interest rate swaps")transacted with three banks which together convert the interest on the first $100.0 million of borrowings under the Company’s Credit Agreement from a variable rate plus the borrowing spread to a fixed rate of 1.03% plus the borrowing spread. The 2012 interest rate swaps mitigate the Company's exposure to variable interest rates. At December 31, 2012, the Company's total borrowings were comprised of approximately 24% fixed rate debt and 76% variable rate debt compared to 16% fixed rate debt and 84% variable rate debt as of December 31, 2011. The Company's balance of variable debt increased as a result of the Synventive acquisition. The percentage of variable rate debt to total debt decreased as the 2012 interest rate swaps remained effective at December 31, 2012. The Company did not maintain any interest rate swap agreements at December 31, 2011.

The funded status of the Company's pension plans is dependent upon many factors, including returns on invested assets, discount rates, the level of market interest rates and benefit obligations. The funded status of the pension plans declined by $7.7 million in 2012, primarily as a result of an increase in the projected benefit obligations ("PBO's") following an update of certain actuarial assumptions, including assumptions related to the discount rate, inflation rate and mortality rate for certain plans. The impact of this PBO increase was partially offset by an increase in the fair value of the plan assets. The Company recorded a $15.7 million non-cash after-tax decrease in stockholders' equity (through other non-owner changes to equity) to record the current adjustment for changes in the funded status of its pension and postretirement benefit plans as required under the applicable accounting standards for defined benefit pension and other postretirement plans. In 2012, the Company made approximately $22.4 million in contributions to its various defined benefit pension plans. This included the required minimum contributions to its qualified U.S. pension plans, in addition to supplemental contributions of $3.7 million. The Company expects to contribute approximately $5.9 million to its various defined benefit pension plans in 2013. See Note 11 of the Consolidated Financial Statements.

At December 31, 2012, the Company held $86.4 million in cash and cash equivalents. Substantially all of this cash was held by foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may continue to increase in the near term. These amounts are available primarily to fund international investments. During 2012, the Company repatriated $8.0 million of current year foreign earnings to the U.S.

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

Cash Flow

($ in millions)	2012	2011	$ Change	% Change	2010
Operating activities	$136.4	$121.0	$15.4	12.7%	$65.8
Investing activities	(332.8)	(30.6)	(302.2)	NM	(30.3)
Financing activities	219.3	(40.2)	259.5	NM	(39.3)
Exchange rate effect	1.0	(1.2)	2.2	NM	(0.1)
Increase (decrease) in cash	$23.9	$49.1	$(25.2)	(51.4)%	$(4.0)
________________________
NM – Not meaningful

Operating activities are a significant source of cash flow for the Company, generating $136.4 million in cash during 2012 compared to $121.0 million in 2011. During 2012, operating cash flows were positively impacted by improved operating performance and a reduction in cash used for working capital generated by lower levels of sales growth relative to 2011. In 2011, higher levels of sales growth resulted in increases in receivables and inventories, which generated higher uses of cash in the comparable period. Operating cash flows were negatively impacted in 2012 by higher cash payments for accrued employee incentive compensation, which were earned in 2011 and paid in the first quarter of 2012. The cash generated from operations in the 2012 and 2011 periods was primarily used for capital expenditures, the repurchase of Company stock and the payment of dividends.

Investing activities in 2012 primarily consisted of the cash outflow of $296.6 million to fund the Synventive acquisition. See Note 3 of the Consolidated Financial Statements. Capital expenditures in 2012 were $37.8 million compared to $37.1 million in 2011. The Company expects capital spending in 2013 to approximate $50 million. Investing activities in 2012 also include the release of $4.9 million of escrow funds related to the 2011 sale of the BDE business. During 2011, net cash proceeds of $22.5 million, less $11.7 million classified as restricted cash, from the sale of the BDE business are included in investing activities. See Note 2 of the Consolidated Financial Statements. Investing activities in 2011 also included the acquisition of a hydro-pneumatic suspensions business from Curtiss-Wright Antriebstechnik GmbH for 3.1 million Swiss francs ($3.5 million).

Cash provided by financing activities in 2012 included a net increase in borrowings of $252.7 million compared to a net decrease of $12.1 million in 2011. In the 2012 period, net borrowings were primarily used to fund the Synventive acquisition. Payments on long term debt in 2012 include the payment of $45.2 million of debt that was assumed in the Synventive acquisition primarily using cash on hand held by foreign subsidiaries. The 2011 period includes the redemption of the remaining $92.5 million principal amount of the 3.75% Convertible Notes including a $9.8 million premium paid upon conversion for those notes surrendered for conversion. The redemption, including the premium, was funded by borrowings under the revolving Credit Facility.

Proceeds from the issuance of common stock decreased $21.5 million in the 2012 period from the 2011 period primarily as a result of higher stock option exercises in the 2011 period. During the 2012 period, the Company repurchased 0.7 million shares of the Company's stock at a cost of $19.0 million. Stock repurchases of 1.5 million shares during the 2011 period cost $34.1 million. Total cash used to pay dividends was $21.7 million in 2012 compared to $18.6 million in 2011. In addition, cash provided by financing activities in the 2012 and 2011 periods was partially offset by $1.4 million and $8.1 million in excess tax benefits recorded for current year tax deductions related to employee stock plan activity which occurred in the current year for 2012 and in the current year and prior years for 2011. Cash used by financing activities in the 2012 and 2011 periods also include $1.0 million and $2.0 million of deferred financing fees paid in connection with the Credit Agreement in 2012 and 2011, respectively.

Debt Covenants

Borrowing capacity is limited by various debt covenants in the Company's Credit Agreement. As of December 31, 2012, the most restrictive borrowing capacity covenant in any agreement requires the Company to maintain a maximum ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times for the four fiscal quarters then ending. The Company's Credit Agreement also contain other financial covenants that require the maintenance of a certain other debt ratio, Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times and a certain interest coverage ratio, Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of at least 4.25 times, at December 31, 2012. Following is a reconciliation of Consolidated EBITDA, as defined, to the Company's net income (in millions):

2012
Net income	$95.2
Add back:
Interest expense	12.2
Income taxes	23.4
Depreciation and amortization	57.4
Loss from discontinued operations, net of tax	3.0
Adjustment for acquired businesses	19.7
Other adjustments	0.3
Consolidated EBITDA, as defined	$211.3

Consolidated Senior Debt, as defined, as of December 31, 2012	$594.1
Ratio of Consolidated Senior Debt to Consolidated EBITDA	2.81
Maximum	3.25
Consolidated Total Debt, as defined, as of December 31, 2012	$649.7
Ratio of Consolidated Total Debt to Consolidated EBITDA	3.08
Maximum	4.00
Consolidated Cash Interest Expense, as defined, as of December 31, 2012	$14.0
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	15.09
Minimum	4.25

Other adjustments primarily represent net gains on the sale of assets and due diligence and transaction expenses as permitted under the Credit Agreement. The adjustment for acquired businesses reflects the unaudited pre-acquisition operations of Synventive for the eight-month period ended August 27, 2012. Consolidated Total Debt excludes the debt discount related to the 3.375% Convertible Notes. The Company's financial covenants are measured as of the end of each fiscal quarter. At December 31, 2012, additional borrowings of $195.4 million of Total Debt and $92.5 million of Senior Debt would have been allowed under the covenants. Senior Debt includes primarily the borrowings under the Credit Facility and the borrowings under the lines of credit. The Company's unused credit facilities at December 31, 2012 were $160.8 million.

Contractual Obligations and Commitments

At December 31, 2012, the Company had the following contractual obligations and commitments:

($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$649.7	$4.5	$56.0	$589.2	$—
Estimated interest payments under long-term obligations (2)	44.3	13.2	22.8	8.3	—
Operating lease obligations	30.9	11.7	12.2	3.5	3.5
Purchase obligations (3)	136.8	129.7	6.9	0.2	—
Expected pension contributions (4)	5.9	5.9	—	—	—
Expected benefit payments – other postretirement benefit plans (5)	42.7	5.1	9.7	9.1	18.8
Total	$910.3	$170.1	$107.6	$610.3	$22.3
________________________

(1)	Long-term debt obligations represent the required principal payments under such agreements and exclude the debt discount related to convertible notes.

(2)	Interest payments under long-term debt obligations have been estimated based on the borrowings outstanding and market interest rates as of December 31, 2012.

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

(5)
The amounts reflect anticipated future benefit payments under the Company’s various other postretirement benefit plans based on current actuarial assumptions. Expected benefit payments do not extend beyond 2022. See Note 11 of the Consolidated Financial Statements.

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

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 of the Consolidated Financial Statements. The most significant areas involving management judgments and estimates are described below. Actual results could differ from such estimates.

Inventory Valuation: Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable value. Loss provisions, if any, on aerospace contracts are established when estimable. Loss provisions are based on the projected excess of manufacturing costs over the net revenues of the products or group of related products under contract. The Company carries a certain amount of inventory which is industry-specific including spare parts for the aerospace market. The process for evaluating the value of excess and obsolete inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, access to applicable markets, quantities and prices at which such inventory will be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may necessitate future adjustments to these provisions.

Business Acquisitions and Goodwill: Assets and liabilities acquired in a business combination are recorded at their estimated fair values at the acquisition date. At December 31, 2012, the Company had $579.9 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing annually or earlier if an event or change in circumstances indicates that the fair value of a reporting unit may have been reduced below its carrying value. Management completes its annual impairment assessment during the second quarter of each year.

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
In the second quarter of 2012, management performed its annual impairment testing based on the information available as of the date of the assessment. Based on this assessment, there was no goodwill impairment and the fair values of each of the Company’s reporting units were substantially in excess of their carrying values. The Company determined during the fourth quarter of 2012 that the estimated fair value of its Heinz Hänggi reporting unit, which is part of the Industrial segment and has approximately $102 million of goodwill, decreased from the second quarter of 2012 due in part to declining economic conditions in Europe. The estimated fair value as a percentage of carrying value approximated 111%, as such the fair value of the reporting unit did not significantly exceed its carrying value. Revenue and operating income growth assumptions and the risk-adjusted discount rate, which represents the weighted-average cost of capital, have the most significant influence on the estimation of the fair value at this reporting unit.
Under the income approach, revenue and operating income growth rate assumptions were used to estimate cash flows in future periods. Growth rates were based on current levels of backlog, the retention of existing customers and the ability to attain new customers through new product introductions. If operating profit growth assumptions for our Heinz Hänggi reporting unit decline by approximately 10% per annum, the reporting unit may not pass step one and step two could result in a non-cash goodwill impairment charge. Management utilized a discount rate of 11.5% to estimate the present value of future cash flows. The discount rate was based upon a build-up of market data from similar companies and reflected uncertainty related to the Company's ability to achieve its forecasted results. Holding all other assumptions constant, an increase in the rate used to discount the expected future cash flows of approximately 100 basis points would reduce the fair value such that the reporting unit would not pass step one, and step two could result in a non-cash goodwill impairment charge. The factors that affect the level of estimated cash flows within this reporting unit include, but are not limited to: 1) declines in our market share and customer demand assumptions based on our competition, 2) our ability to successfully launch new product introductions, 3) delays in orders placed by existing customers, 4) the ongoing impacts of the European economic environment, including potential declines in pricing, reductions in volume or fluctuations in exchange rates within the regions served by Heinz Hänggi and 5) increases to the risk-adjusted weighted-average cost of capital.
Management's judgment and assumptions are required in performing the impairment tests for all reporting units with goodwill. While management expects future operating improvements to result from improving end-market conditions, new product introductions and further market penetration, there can be no assurance that such expectations will be met or that the fair value of the reporting unit will continue to exceed its carrying value. If its fair value were to fall below its carrying value, a non-cash impairment charge to income from operations could result.

Revenue Sharing Programs: The Company participates in aftermarket RSPs under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program. As consideration, the Company has paid participation fees, which are recorded as long-lived intangible assets, and are recognized as a reduction of sales over the estimated useful life of the related engine programs which range up to 30 years. The carrying value of these intangible assets is $239.1 million at December 31, 2012. The Company records amortization of the related long-lived intangible asset as sales dollars are being earned based on a proportional sales dollar method. Specifically, this method amortizes each intangible asset as a reduction to revenue based on the proportion of sales under a program in a given period to the estimated aggregate sales dollars over the life of that program. This method reflects the pattern in which economic benefits are realized.

The recoverability of each intangible asset is subject to significant estimates about future revenues related to the program’s aftermarket parts. The Company evaluates these intangible assets for impairment and updates amortization rates on an agreement by agreement basis. The intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Annually, the Company evaluates the remaining useful life of these assets to determine whether events and circumstances warrant a revision to the remaining periods of amortization. Management updates revenue projections, which includes comparing actual experience against projected revenue and industry projections. The potential exists that actual revenues will not meet expectations due to a change in market conditions. A shortfall in future revenues may indicate a triggering event requiring an impairment test of the intangible asset or require the Company to accelerate amortization expense prospectively dependent on the level of the shortfall. The Company has not identified any impairment of these intangible assets. See Note 6 of the Consolidated Financial Statements.

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

	Target Asset Mix %	Annual Return %
		Historical (1)	Long- Term Projection
Asset class
Large cap growth	17	9.8	9.9
Large cap value	17	11.4	11.0
Mid cap equity	12	12.3	12.0
Small cap growth	7	7.1	7.3
Small cap value	7	11.6	11.4
Non-U.S. equity	10	9.5	8.4
Real estate-related	5	11.8	9.0
Fixed income	20	8.1	6.5
Cash	5	4.7	3.1
Weighted average		10.3	9.0
________________________

(1)	Historical returns based on the life of the respective index, approximately 30 years.

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

The discount rate used for the Company’s U.S. pension plans reflects the rate at which the pension benefits could be effectively settled. At December 31, 2012, the Company selected a discount rate of 4.25% based on a bond matching model for its U.S. pension plans. Market interest rates have decreased in 2012 as compared with 2011 and, as a result, the discount rate used to measure pension liabilities decreased from 5.05% at December 31, 2011. The discount rates for non-U.S. plans were selected based on bond matching models or on indices of high-quality bonds using criteria applicable to the respective countries.

A one-quarter percentage point change in the assumed long-term rate of return on the Company’s U.S. pension plans as of December 31, 2012 would impact the Company’s 2013 pre-tax income by approximately $0.9 million annually. A one-quarter percentage point decrease in the discount rate on the Company's U.S. pension plans as of December 31, 2012 would decrease the Company’s 2013 pre-tax income by approximately $1.4 million annually. The Company reviews these and other assumptions at least annually.

The Company recorded a $15.7 million non-cash after-tax decrease in stockholders equity (through other non-owner changes to equity) to record the current year adjustment for changes in the funded status of its pension and postretirement benefit plans as required under accounting for defined benefit and other postretirement plans. This decrease in stockholders equity resulted primarily from losses related to changes in actuarial assumptions, offset in part by favorable variances between expected and actual returns on pension plan assets. During 2012, the fair value of the Company’s pension plan assets increased by $47.2 million and the projected benefit obligation increased $54.9 million. The change in the projected benefit obligation included a $48.0 million (pre-tax) increase due to actuarial losses that resulted primarily from the reduction to the discount rate used to measure pension liabilities. Changes to other actuarial assumptions in 2012, including mortality and inflation rates, did not have a material impact on our stockholders equity or projected benefit obligation. The performance of the pension plan assets improved in 2012, partially offsetting the impact of the lower discount rate. Actual pre-tax return on total pension plan assets was $46.9 million compared with an expected pre-tax return on pension assets of $32.8 million. Approximately $2.1 million and $2.6 million of pension plan asset increases and projected benefit obligation increases, respectively, relate to the transfer of the defined benefit pension plan of the acquired Synventive business. Pension expense for 2013 is expected to increase to approximately $11.9 million, an increase of $3.6 million from 2012, primarily as a result of an increase in the amortization of actuarial losses from previous asset performance and changes in certain actuarial assumptions, primarily a lower discount rate. The 2013 expense estimate does not include potential future settlement costs.

Income Taxes: As of December 31, 2012, the Company had recognized $63.9 million of deferred tax assets, net of valuation reserves, principally in the United States. The realization of these benefits is dependent in part on the amount and timing of future taxable income in the jurisdictions where deferred tax assets reside. For those jurisdictions where the expiration date of tax loss carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided. Management believes that sufficient taxable income should be earned in the future to realize deferred income tax assets, net of valuation allowances recorded.

The United States deferred tax assets include significant tax operating loss carryforwards. If it became more likely than not that the deferred tax assets would expire unused, the Company would record a valuation allowance to reflect this fact. The Company is not in a cumulative loss position in the U.S. over the last three years (defined as pre-tax book income plus permanent tax items) and does not currently project to be in a cumulative loss position through 2013. The valuation of deferred tax assets requires significant judgment. Management’s assessment that these deferred tax assets will be realized represents its estimate of future results; however, there can be no assurance that such expectations will be met. Changes in management’s assessment of achieving sufficient future taxable income could materially increase the Company’s tax expense and could have a material adverse impact on the Company’s financial condition and results of operations. Management plans to continue to assess the need for a valuation allowance in the future.

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

Recent Accounting Changes
In February 2013, the Financial Accounting Standards Board ("FASB") amended its guidance related to the presentation of other comprehensive income. The amended guidance requires that companies present information related to reclassification adjustments from accumulated other comprehensive income in their annual financial statements within a single note or on the face of the financial statements. The provisions of this amended guidance will be effective for the Company beginning in the first quarter of 2013 and will be applied retrospectively.

EBITDA

Earnings before interest expense, income taxes, and depreciation and amortization (“EBITDA”) for 2012 was $188.1 million compared to $160.4 million in 2011. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes, and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company’s operating performance. The Company’s definition of EBITDA may not be comparable with EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors. Accordingly, the calculation has limitations depending on its use.

Following is a reconciliation of EBITDA to the Company’s net income (in millions):

	2012	2011
Net income	$95.2	$64.7
Add back:
Interest expense	12.2	10.3
Income taxes	23.3	26.5
Depreciation and amortization	57.4	58.9
EBITDA	$188.1	$160.4

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

The Company’s long-term debt portfolio consists of fixed-rate and variable-rate instruments and is managed to reduce the overall cost of borrowing while also minimizing the effect of changes in interest rates on near-term earnings. The Company’s primary interest rate risk is derived from its outstanding variable-rate debt obligations. Financial instruments have been used by the Company to hedge its exposures to fluctuations in interest rates. The Company previously had two, three-year interest rate swap agreements which together converted the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 2.947% plus the borrowing spread and were accounted for as cash flow hedges. These agreements matured in the first quarter of 2011. In April 2012, the Company entered into five-year interest rate swap agreements transacted with three banks which together convert the interest on the first $100.0 million of borrowings under the Company’s Credit Agreement from a variable rate plus the borrowing spread to a fixed rate of 1.03% plus the borrowing spread for the purpose of mitigating its exposure to variable interest rates. At December 31, 2012, the result of a hypothetical 100 basis point increase in the average cost of the Company’s variable-rate debt would have reduced annual pretax profit by $4.3 million.

At December 31, 2012, the fair value of the Company’s fixed-rate debt was $59.1 million, compared with its carrying amount of $56.7 million. The Company estimates that a 100 basis point decrease in market interest rates at December 31, 2012 would have increased the fair value of the Company’s fixed-rate debt to $59.6 million.

The Company has manufacturing, sales and distribution facilities around the world and thus makes investments and conducts business transactions denominated in various currencies. The currencies of the locations where the Company’s business operations are conducted include the U.S. dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, Euro, Hong Kong dollar, Japanese yen, Korean won, Mexican peso, Singapore dollar, Swedish kroner, Swiss franc and Thai baht. The Company is exposed primarily to financial instruments denominated in currencies other than the functional currency at its international locations. A 10% adverse change in all currencies at December 31, 2012 would have resulted in a $0.1 million loss in the fair value of those financial instruments. At December 31, 2012, the Company held $86.4 million of cash and cash equivalents and €5.1 million ($6.7 million) of restricted cash held in escrow, substantially all of which is held by foreign subsidiaries. This includes cash proceeds from the sale of the BDE business that was received in 2011, the majority of which was not in the local functional currency. The Company maintained forward currency contracts at December 31, 2012 to reduce the foreign currency exposure related to the proceeds.

Foreign currency commitments and transaction exposures are managed at the operating units as an integral part of their businesses in accordance with a corporate policy that addresses acceptable levels of foreign currency exposures. At December 31, 2012, the Company did not hedge its foreign currency net investment exposures.

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

The Company’s exposure to commodity price changes relates to certain manufacturing operations that utilize high-grade steel spring wire, stainless steel, titanium and other specialty metals and the distribution operations which distribute products made of steel, copper and brass. The Company attempts to manage its exposure to price increases through its procurement and sales practices.

Item 8. Financial Statements and Supplementary Data

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Net sales	$1,229,959	$1,169,355	$1,028,617
Cost of sales	812,192	772,398	678,186
Selling and administrative expenses	281,211	269,402	264,033
	1,093,403	1,041,800	942,219
Operating income	136,556	127,555	86,398
Interest expense	12,238	10,271	19,984
Other expense (income), net	2,671	395	2,609
Income from continuing operations before income taxes	121,647	116,889	63,805
Income taxes	23,350	25,316	9,827
Income from continuing operations	98,297	91,573	53,978
Loss from discontinued operations, net of income taxes of $(87), $1,164 and $931 respectively (Note 2)	(3,048)	(26,858)	(700)
Net income	$95,249	$64,715	$53,278
Per common share:
Basic:
Income from continuing operations	$1.80	$1.66	$0.97
Loss from discontinued operations, net of income taxes	(0.06)	(0.49)	(0.01)
Net income	$1.74	$1.17	$0.96
Diluted:
Income from continuing operations	$1.78	$1.64	$0.96
Loss from discontinued operations, net of income taxes	(0.06)	(0.48)	(0.01)
Net income	$1.72	$1.16	$0.95
Dividends	$0.40	$0.34	$0.32
Weighted average common shares outstanding:
Basic	54,626,453	55,214,586	55,259,732
Diluted	55,224,457	55,931,882	55,925,187

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$95,249	$64,715	$53,278
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on hedging activities, net of tax (1)	(635)	381	1,446
Foreign currency translation adjustments, net of tax (2)	24,678	2,514	16,973
Defined benefit pension and other postretirement benefits, net of tax (3)	(15,741)	(41,355)	(5,517)
Total other comprehensive income (loss), net of tax	8,302	(38,460)	12,902
Total comprehensive income	$103,551	$26,255	$66,180

(1) Net of tax of $(513), $232 and $857 for the years ended December 31, 2012, 2011 and 2010, respectively.

(2) Net of tax of $1,262, $(296) and $861 for the years ended December 31, 2012, 2011 and 2010, respectively.

(3) Net of tax of $(7,994), $(25,605) and $(2,340) for the years ended December 31, 2012, 2011 and 2010, respectively.

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$86,356	$62,505
Accounts receivable, less allowances (2012 – $2,858; 2011 – $2,898)	253,202	200,460
Inventories	226,220	216,520
Deferred income taxes	33,906	28,829
Prepaid expenses and other current assets	18,856	21,680
Total current assets	618,540	529,994
Deferred income taxes	29,961	47,661
Property, plant and equipment, net	233,097	210,784
Goodwill	579,905	366,104
Other intangible assets, net	383,972	272,092
Other assets	23,121	13,730
Total assets	$1,868,596	$1,440,365
Liabilities and Stockholders’ Equity
Current liabilities
Notes and overdrafts payable	$3,795	$12,364
Accounts payable	99,037	92,524
Accrued liabilities	96,364	92,250
Long-term debt – current	699	540
Total current liabilities	199,895	197,678
Long-term debt	642,119	333,148
Accrued retirement benefits	159,103	152,696
Deferred income taxes	48,707	20,662
Other liabilities	18,654	13,781
Commitments and contingencies (Note 19)
Stockholders’ equity
Common stock – par value $0.01 per share
Authorized: 150,000,000 shares
Issued: at par value (2012 – 59,202,029 shares; 2011 – 58,593,802 shares)	592	586
Additional paid-in capital	332,588	316,251
Treasury stock, at cost (2012 – 4,999,556 shares; 2011 – 4,254,350 shares)	(99,756)	(79,569)
Retained earnings	633,446	560,186
Accumulated other non-owner changes to equity	(66,752)	(75,054)
Total stockholders’ equity	800,118	722,400
Total liabilities and stockholders’ equity	$1,868,596	$1,440,365

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$95,249	$64,715	$53,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,360	58,904	52,770
Amortization of convertible debt discount	2,211	2,158	5,727
(Gain) loss on disposition of property, plant and equipment	(178)	(379)	266
Stock compensation expense	8,819	8,319	7,655
Withholding taxes paid on stock issuances	(1,150)	(1,124)	(440)
Loss on the sale of businesses	799	26,128	—
Changes in assets and liabilities, net of the effects of acquisitions/divestitures:
Accounts receivable	(4,160)	(24,707)	(35,891)
Inventories	5,404	(12,384)	(24,006)
Prepaid expenses and other current assets	(4,341)	59	(3,139)
Accounts payable	(5,493)	615	12,466
Accrued liabilities	(9,659)	11,226	11,456
Deferred income taxes	9,446	5,386	(1,566)
Long-term retirement benefits	(16,438)	(18,367)	(12,135)
Other	(1,492)	475	(681)
Net cash provided by operating activities	136,377	121,024	65,760
Investing activities:
Proceeds from disposition of property, plant and equipment	854	3,620	1,498
(Payments for) proceeds from the sale of businesses, net of cash sold	(438)	22,492	—
Change (investment) in restricted cash	4,900	(11,664)	—
Capital expenditures	(37,787)	(37,082)	(28,759)
Business acquisitions, net of cash acquired	(296,560)	(3,495)	—
Other	(3,776)	(4,483)	(3,038)
Net cash used by investing activities	(332,807)	(30,612)	(30,299)
Financing activities:
Net change in other borrowings	(8,852)	7,168	347
Payments on long-term debt	(114,411)	(411,661)	(359,542)
Proceeds from the issuance of long-term debt	376,000	392,390	359,917
Premium paid on convertible debt redemption	—	(9,803)	—
Proceeds from the issuance of common stock	7,061	28,579	5,746
Common stock repurchases	(19,037)	(34,066)	(28,100)
Dividends paid	(21,662)	(18,629)	(17,461)
Excess tax benefit on stock awards	1,438	8,056	—
Other	(1,261)	(2,229)	(207)
Net cash provided (used) by financing activities	219,276	(40,195)	(39,300)
Effect of exchange rate changes on cash flows	1,005	(1,162)	(138)
Increase (decrease) in cash and cash equivalents	23,851	49,055	(3,977)
Cash and cash equivalents at beginning of year	62,505	13,450	17,427
Cash and cash equivalents at end of year	$86,356	$62,505	$13,450

Supplemental Disclosure of Cash Flow Information:
Non-cash investing activities in 2012 include the assumption of $45,537 of debt in connection with the acquisition of Synventive Molding Solutions.

 See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
January 1, 2010	55,974	$560	$270,784	1,182	$(15,839)	$478,704	$(49,496)	$684,713
Comprehensive income						53,278	12,902	66,180
Dividends paid						(17,461)		(17,461)
Common stock repurchases				1,484	(28,100)			(28,100)
Employee stock plans	544	5	7,503	25	(440)	(281)		6,787
December 31, 2010	56,518	565	278,287	2,691	(44,379)	514,240	(36,594)	712,119
Comprehensive income						64,715	(38,460)	26,255
Dividends paid						(18,629)		(18,629)
Common stock repurchases				1,509	(34,066)			(34,066)
Convertible debt redemption, net of tax			(5,238)					(5,238)
Employee stock plans	2,075	21	43,202	54	(1,124)	(140)		41,959
December 31, 2011	58,594	586	316,251	4,254	(79,569)	560,186	(75,054)	722,400
Comprehensive income						95,249	8,302	103,551
Dividends paid						(21,662)		(21,662)
Common stock repurchases				700	(19,037)			(19,037)
Employee stock plans	608	6	16,337	46	(1,150)	(327)		14,866
December 31, 2012	59,202	$592	$332,588	5,000	$(99,756)	$633,446	$(66,752)	$800,118

See accompanying notes.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts included in the notes are stated in thousands except per share data and the tables in Note 18)

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

In the first quarter of 2012, the Company realigned its organizational structure by aligning its strategic business units into three reportable business segments: Aerospace, Industrial and Distribution. All previously reported financial information has been adjusted on a retrospective basis to reflect the segment realignment for all years presented.

Consolidation: The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. Intercompany transactions and account balances have been eliminated.

During the third quarter of 2012, the Company completed its acquisition of Synventive Molding Solutions ("Synventive”). The acquisition has been integrated into the Industrial segment. The results of Synventive, from the date of the acquisition on August 27, 2012, are included within the Company's Consolidated Financial Statements for the year ended December 31, 2012. See Note 3 of the Consolidated Financial Statements.

During the fourth quarter of 2011, the Company completed the sale of its Barnes Distribution Europe businesses (the "BDE" business). The BDE business was comprised of the Company's European KENT, Toolcom and BD France distribution businesses that were reported within the Company's Distribution segment (formerly referred to as the Logistics and Manufacturing Services segment at the time of sale). The results of these operations are segregated and presented as discontinued operations in the Consolidated Financial Statements. See Note 2 of the Consolidated Financial Statements.

All previously reported financial information has been adjusted on a retrospective basis to reflect the discontinued operations for all years presented.

Revenue recognition: Sales and related cost of sales are recognized when products are shipped or delivered to customers depending upon when title and risk of loss have passed. Service revenue is recognized when the related services are performed. In the aerospace manufacturing businesses, the Company recognizes revenue based on the units-of-delivery method in accordance with accounting standards related to accounting for performance of construction-type and certain production-type contracts. Management fees related to the aerospace aftermarket Revenue Sharing Programs ("RSPs") are satisfied through an agreed upon reduction from the sales price of each of the related spare parts. These fees recognize our customer's necessary performance of engine program support activities, such as spare parts administration, warehousing and inventory management, and customer support, and are not separable from our sale of products, and accordingly, they are reflected as a reduction to sales, rather than as costs incurred, when revenues are recognized.

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

Property, plant and equipment: Property, plant and equipment is stated at cost. Depreciation is recorded over estimated useful lives, ranging from 20 to 50 years for buildings, three to five years for computer equipment, four to 12 years for

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

machinery and equipment and 12 to 17 years for furnaces and boilers. The straight-line method of depreciation was adopted for all property, plant and equipment placed in service after March 31, 1999. For property, plant and equipment placed into service prior to April 1, 1999, depreciation is calculated using accelerated methods. The Company assesses the impairment of property, plant and equipment subject to depreciation whenever events or changes in circumstances indicate the carrying value may not be recoverable.

Goodwill: Goodwill represents the excess purchase cost over the fair value of net assets of companies acquired in business combinations. Goodwill is considered an indefinite-lived asset. Goodwill is subject to impairment testing in accordance with accounting standards governing such on an annual basis, in the second quarter, or more frequently if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Based on the assessments performed during 2012, there was no goodwill impairment.

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

Intangible Assets: Other intangible assets consist primarily of the participation fees related to the aftermarket RSP's, customer relationships, patents and proprietary technology. A majority of these intangible assets have finite lives and are amortized over the periods in which they provide benefit. The Company assesses the impairment of long-lived assets, including identifiable intangible assets subject to amortization and indefinite-lived intangibles, whenever significant events or significant changes in circumstances indicate the carrying value may not be recoverable. See Note 6 of the Consolidated Financial Statements.

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

Foreign currency: Assets and liabilities of international operations are translated at year-end rates of exchange; revenues and expenses are translated at average rates of exchange. The resulting translation gains or losses are reflected in accumulated other non-owner changes to equity within stockholders’ equity. Net foreign currency transaction losses of $2,144, $224 and $1,670 were included in other expense (income), net in the consolidated statements of income in 2012, 2011 and 2010, respectively.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Discontinued Operations

On December 30, 2011, the Company sold substantially all of the assets of its BDE business to Berner SE (the "Purchaser") in a cash transaction pursuant to the terms of a Share and Asset Purchase Agreement ("SPA") among the Company, the Purchaser, and their respective relevant subsidiaries dated November 17, 2011. The Company received gross proceeds of $33,358, which represents the initial stated purchase price, and yielded net cash proceeds of $22,492 after consideration of cash sold, transaction costs paid and closing adjustments. The final amount of proceeds from the sale of the BDE business was subject to post-closing adjustments that were reflected in discontinued operations in periods subsequent to the disposition. The loss from operations of discontinued businesses for the period ended December 31, 2012 is primarily due to adjustments to retained liabilities.

In the fourth quarter of 2011, upon approval of the sale of the BDE business by the Company's Board of Directors, the Company classified the business as “held for sale”. As a result, the Company allocated $17,200 of goodwill to the BDE business based on the relative fair values of those businesses within the Barnes Distribution reporting unit that were sold and retained, and evaluated goodwill for impairment based on this allocation. The Company recorded a goodwill impairment charge of $16,800 and transaction and employee transaction related costs of $8,248 that are included in the loss on the sale of the BDE business.

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

On August 17, 2012, the Purchaser provided a notice of breach of various warranties to the Company. The Company rejected the Purchaser's notice and demanded release of the full escrow effective August 31, 2012. The Purchaser refused to release the full escrow, and only €3,900 plus interest was released whereas €5,100 ($6,742 at December 31, 2012) plus interest remains in escrow. The Company objected to the retention of the escrow and expects to prevail in this matter. The Company recorded the restricted cash in other assets at December 31, 2012 and in prepaid expenses and other current assets at December 31, 2011.

The following amounts related to the BDE business were derived from historical financial information. The amounts have been segregated from continuing operations and reported as discontinued operations within the consolidated financial statements:

	2012	2011	2010
Net sales	$—	$111,105	$104,582
(Loss)/income before income taxes	(2,249)	1,015	231
Income taxes	—	(1,745)	(931)
Loss from operations of discontinued businesses, net of income taxes	(2,249)	(730)	(700)

Loss on transaction	(886)	(26,709)	—
Income tax benefit on loss on sale	87	581	—
Loss on the sale of businesses	(799)	(26,128)	—

Loss from discontinued operations, net of income taxes	$(3,048)	$(26,858)	$(700)

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisition

In August 2012, the Company completed the acquisition of Synventive Molding Solutions (“Synventive”) by acquiring all of the issued and outstanding shares of capital stock of Synventive Acquisition Inc., a Delaware corporation. Synventive is a leading designer and manufacturer of highly engineered and customized hot runner systems and components which serve as the enabling technology for many complex injection molding applications and are standard in industries that require premium product aesthetics and performance. This business, which has been integrated into our Industrial segment, enhances the Company's core manufacturing capabilities, adds innovative products and services and is expected to expand the Company's global marketplace presence. The Company acquired Synventive for an aggregate purchase price of $351,463, consisting of $305,926 in cash (including cash acquired of $9,366) and the assumption of $45,537 of debt. Immediately following the completion of the acquisition, the Company paid $45,156 of the assumed debt, primarily using cash on hand. The remaining purchase price was financed primarily with borrowings under the Company's revolving credit facility.
The Company incurred $2,377 of acquisition-related costs during the year ended December 31, 2012. These costs include due diligence costs and transaction costs to complete the acquisition. These costs have been recognized in the Company's Consolidated Statements of Income as selling and administrative expenses.
The operating results of Synventive have been included in the Consolidated Statements of Income since the date of acquisition. The Company reported $60,070 in net sales and operating profit of $1,892 from Synventive, included within the Industrial segment's operating profit, inclusive of $5,899 of short-term purchase accounting adjustments and transaction costs, for the period from the acquisition date through December 31, 2012.
The following table summarizes the fair values of the assets acquired, net of cash acquired, and liabilities assumed at the date of the acquisition, inclusive of subsequent purchase price adjustments:

Accounts Receivable	$42,724
Inventory	13,392
Other current assets	3,988
Property, plant and equipment	16,481
Other noncurrent assets	2,841
Intangible assets (Note 6)	126,600
Goodwill (Note 6)	201,029
Total assets acquired	407,055

Current liabilities	(22,665)
Other liabilities	(4,003)
Deferred taxes	(38,290)
Debt assumed	(45,537)
Total liabilities assumed	(110,495)
Net assets acquired	$296,560
The final purchase price allocation reflects post-closing adjustments pursuant to the terms of the Stock Purchase Agreement.
The following table reflects the unaudited pro forma operating results of the Company for the years ended December 31, 2012 and 2011, which give effect to the acquisition of Synventive as if it had occurred on January 1, 2011. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2011, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and Synventive adjusted for certain items including depreciation and amortization expense associated with the assets acquired and the Company’s expense related to financing arrangements, with the related tax effects. The pro forma information does not include the effects of any synergies or cost reduction initiatives related to the acquisition.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	(Unaudited Pro Forma)
	2012	2011
Net sales	1,331,480	1,316,949
Income from continuing operations	105,066	79,998
Net income	102,018	53,140

Per common share:
Basic:
Income from continuing operations	$1.92	$1.45
Net income	$1.87	$0.96
Diluted:
Income from continuing operations	$1.90	$1.43
Net income	$1.85	$0.95

Pro forma earnings during the year ended December 31, 2012 were adjusted to exclude non-recurring items including acquisition-related costs and expense related to the fair value adjustment to inventory and acquired backlog. Pro forma earnings in 2011 were adjusted to include acquisition-related costs of $11,776 ($2,377 incurred by the Company and $9,399 incurred by Synventive at closing) and expense of $3,765 and $1,222 related to the fair value adjustments to inventory and acquired backlog, respectively. In addition, 2011 earnings were adjusted to exclude a gain on debt restructuring and a foreign exchange gain related to debt at Synventive.

4. Inventories

Inventories at December 31 consisted of:

	2012	2011
Finished goods	$126,139	$121,984
Work-in-process	56,186	60,557
Raw materials and supplies	43,895	33,979
	$226,220	$216,520

5. Property, Plant and Equipment

Property, plant and equipment at December 31 consisted of:

	2012	2011
Land	$15,260	$14,995
Buildings	127,117	119,286
Machinery and equipment	492,087	469,102
	634,464	603,383
Less accumulated depreciation	(401,367)	(392,599)
	$233,097	$210,784

Depreciation expense was $34,218, $36,772 and $36,026 during 2012, 2011 and 2010, respectively.

6. Goodwill and Other Intangible Assets

Goodwill: The following table sets forth the change in the carrying amount of goodwill for each reportable segment and the Company:

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Aerospace	Industrial	Distribution	Total Company
January 1, 2011		$30,786	$192,569	$160,886	$384,241
Goodwill acquired		—	167	—	167
Divestiture		—	—	(17,200)	(17,200)
Foreign currency translation		—	(192)	(912)	(1,104)
December 31, 2011		30,786	192,544	142,774	366,104
Goodwill acquired, net of adjustments	—	—	201,029	—	201,029
Foreign currency translation		—	12,534	238	12,772
December 31, 2012		$30,786	$406,107	$143,012	$579,905

Of the $579,905 of goodwill at December 31, 2012, $144,125 represents the original tax deductible basis.

In 2012, the changes recorded at Industrial include $201,029 of goodwill resulting from the acquisition of Synventive. The amount allocated to Goodwill is reflective of the benefits the Company expects to realize from the entrance into a new business platform, increased global market access and Synventive's assembled workforce. None of the recognized goodwill is expected to be deductible for income tax purposes.
In 2011, the Company allocated $17,200 of goodwill to the BDE business based on the estimated relative fair values of the businesses within the Barnes Distribution reporting unit being sold and retained. The fair values were determined by the sale price of the BDE business and the fair value of the remaining businesses, which were valued utilizing a discounted cash flow valuation technique. The BDE business was sold on December 30, 2011. See Note 2 of the Consolidated Financial Statements.

Other Intangible Assets: Other intangible assets at December 31 consisted of:

		2012		2011
	Range of Life-Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue Sharing Programs	Up to 30	$293,700	$(54,638)	$293,700	$(46,367)
Customer lists/relationships	10-15	102,806	(21,727)	23,506	(17,292)
Patents and technology	7-14	41,972	(7,758)	6,572	(5,211)
Trademarks/trade names	5-30	12,750	(7,497)	12,050	(6,618)
Other	Up to 15	12,692	(6,927)	11,492	(4,454)
		463,920	(98,547)	347,320	(79,942)
Unamortized intangible asset
Trade name		10,000	—	—	—

Foreign currency translation		8,599	—	4,714	—
Other intangible assets		$482,519	$(98,547)	$352,034	$(79,942)

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
Amortization of intangible assets for the years ended December 31, 2012, 2011 and 2010 was $18,605, $16,907 and $13,424, respectively. Estimated amortization of intangible assets for future periods is as follows: 2013 - $27,000 ; 2014 -

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$30,000; 2015 - $31,000; 2016 - $23,000 and 2017 - $24,000.

The Company has entered into a number of aftermarket RSP agreements each of which is with a major aerospace customer, General Electric. See Note 1 of the Consolidated Financial Statements for a further discussion of these Revenue Sharing Programs. As of December 31, 2012, the Company has made all required participation fee payments under the aftermarket RSP agreements.

In September 2011, the Company acquired a hydro-pneumatic suspensions business from Curtiss-Wright Antriebstechnik GmbH for a cash payment of 3,140 Swiss francs ($3,495). The business was integrated into the Industrial segment. Goodwill of $167 and other intangible assets of $2,370 were recorded as a result of this acquisition. The impact of this acquisition was not material to the Company's consolidated Balance Sheets or Statements of Income and therefore the unaudited pro forma operating results of the Company have not been presented.

7. Accrued Liabilities

Accrued liabilities at December 31 consisted of:

	2012	2011
Payroll and other compensation	$35,008	$41,070
Pension and other postretirement benefits	8,184	8,405
Other	53,172	42,775
	$96,364	$92,250

8. Debt and Commitments

Long-term debt and notes and overdrafts payable at December 31 consisted of:

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.375% Convertible Notes	$55,636	$57,977	$55,636	$59,038
Unamortized debt discount – 3.375% Convertible Notes	(3,122)	—	(5,333)	—
Revolving credit agreement	589,200	599,172	281,900	270,288
Borrowings under lines of credit and overdrafts	3,380	3,380	12,364	12,364
Foreign bank borrowings	945	947	1,485	1,642
Other	574	574	—	—
	646,613	662,050	346,052	343,332
Less current maturities	(4,494)		(12,904)
Long-term debt	$642,119		$333,148

The Company’s long-term debt portfolio consists of fixed-rate and variable-rate instruments and is managed to reduce the overall cost of borrowing and to mitigate fluctuations in interest rates. Among other things, interest rate fluctuations impact the market value of the Company’s fixed-rate debt and fluctuations in the Company’s stock price impact the market value of its convertible notes.

In 2007, the Company sold $100,000 of 3.375% Senior Subordinated Convertible Notes due in March 2027 with interest payable semi-annually on March 1 and September 1 of each year commencing on September 1, 2007. During 2009, the Company repurchased $44,364 par value of these notes. The 3.375% Convertible Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company. These notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. Additionally, these notes may be converted into a combination of cash and common stock of the Company at a conversion value equal to 35.3235 shares per note, equivalent to a conversion price of approximately $28.31 per share of common stock upon meeting certain conditions provided in the respective indenture agreement including (i) the average stock price of the highest 20 days of the last 30 days in a quarter is greater than 130% of the conversion price or (ii) the note holders may require the Company to redeem some or all of the Notes on March 15th of 2014, 2017 and 2022. The first $1 of the conversion value of each note would be paid in cash and the additional conversion value, if any, would be paid in cash or common stock, at the option of the

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company.

The if-converted values of the Company’s 3.375% Convertible Notes as of December 31, 2012 and 2011 did not exceed their respective principal amounts as the Company’s stock price during these periods was not in excess of the conversion prices. During 2012 and 2011, none of the 3.375% Convertible Notes were eligible for conversion. Additionally, the 3.375% Convertible Notes are not eligible for conversion from January 1, 2013 through March 31, 2013. The fair value of the notes was determined using quoted market prices (inactively traded) that represent Level 2 observable inputs.

Effective April 5, 2011, the Company exercised its right to redeem the remaining $92,500 principal amount of the 3.75% Convertible Notes under their indenture agreement. Of the total $92,500 principal amount, $11,865 of these notes were redeemed with accrued interest through the redemption date. The remaining $80,635 of these notes were surrendered for conversion. The Company elected to pay cash to holders of the notes surrendered for conversion, including the value of any residual shares of common stock that were payable to the holders electing to convert their notes into an equivalent share value, resulting in a total cash payment of $90,438 including a premium on conversion of $9,803 which reduced the equity component by $6,085, net of tax of $3,718. As a result of this transaction, the Company recaptured $40,217 of previously deducted contingent convertible debt interest which resulted in a $15,252 reduction in short-term deferred tax liabilities as well as a reduction of tax loss carryforwards reflected in long-term deferred tax assets. The Company used borrowings under its Credit Facility to finance the redemption of the 3.75% Convertible Notes.

The following table sets forth balance sheet information regarding the Company’s convertible notes at December 31:

	2012	2011
3.375% Convertible Notes:
Carrying value of equity component, net of tax	$10,772	$10,772
Principal value of liability component	$55,636	$55,636
Unamortized debt discount	(3,122)	(5,333)
Net carrying value of liability component	$52,514	$50,303

As of December 31, 2012, the remaining unamortized debt discount on the 3.375% Convertible Notes will be amortized over a remaining period of 15 months. The effective interest rate on the liability component is 8.00%.

The following table sets forth the components of interest expense for the Company’s convertible notes for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Interest expense – 3.375% coupon	$1,878	$1,878	$1,878
Interest expense – 3.375% debt discount amortization	2,211	2,044	1,887
Interest expense – 3.75% coupon	—	1,225	3,469
Interest expense – 3.75% debt discount amortization	—	114	3,841
	$4,089	$5,261	$11,075

In September 2011, the Company entered into an amended and restated revolving credit agreement (the "Credit Agreement" or "Credit Facility") with Bank of America, N.A. as the administrative agent. The Credit Agreement increased the borrowing availability of the Credit Facility from $400,000 to $500,000 and extended the expiration date of the Credit Facility by four years from September 2012 to September 2016. In July 2012, the Company executed a $250,000 accordion feature that was available under the Credit Agreement increasing the available amount under the Credit Facility to $750,000. The Company paid fees and expenses of $1,030 and $2,012 in conjunction with the execution of the accordion feature in 2012 and the refinancing of the Credit Agreement in 2011, respectively. Such fees will be amortized into interest expense through the maturity date of the Credit Agreement.

Borrowings under the Credit Agreement bear interest at LIBOR plus a spread ranging from 1.10% to 1.70% depending on the Company's leverage ratio at the time of the borrowing. At December 31, 2012, borrowings and availability under the Credit Agreement were $589,200 and $160,800, respectively. The interest rate on these borrowings was 1.97% and 1.49% on December 31, 2012 and 2011, respectively. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings are valued using discounted cash flows based upon the Company's estimated interest costs for similar types of

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

borrowings.

As with the prior revolving credit agreement, the Company's borrowing capacity is limited by various debt covenants within the Credit Agreement. The Credit Agreement requires the Company to maintain a ratio of Consolidated Senior Debt, as defined in the Credit Agreement, to Consolidated EBITDA, as defined in the Credit Agreement, of not more than 3.25 times at the end of each fiscal quarter ending on or before September 30, 2013, after which the ratio will decrease to 3.00 times. In addition, the Credit Agreement requires the Company to maintain a ratio of Consolidated Total Debt, as defined in the Credit Agreement, to Consolidated EBITDA of not more than 4.00 times for each fiscal quarter ending on or before September 30, 2013, and thereafter of not more than 3.75 times at the end of any fiscal quarter, and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined in the Credit Agreement, of not less than 4.25 times for each fiscal quarter ending on or before September 30, 2013, and thereafter of not less than 4.50 times at the end of any fiscal quarter. At December 31, 2012, the Company was in compliance with all covenants under the Credit Agreement and is closely monitoring its future compliance based on current and future economic conditions.

In addition, the Company has available approximately $15,000 in uncommitted short-term bank credit lines ("Credit Lines") of which $2,800 was borrowed at December 31, 2012 at an interest rate of 2.16% and $12,000 was borrowed at December 31, 2011 at an interest rate of 2.17%. The Company had also borrowed $580 and $364 under overdraft facilities at December 31, 2012 and 2011, respectively. Repayments under the Credit Lines are due within seven days after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company also has foreign bank borrowings. The fair value of the foreign bank borrowings are based on observable Level 2 inputs. These instruments are valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

Other debt consists primarily of bank acceptances which are used to pay certain vendors. Bank acceptances represent financial instruments accepted by certain Chinese vendors in lieu of cash paid on receivables, generally range from three to six months in maturity and are guaranteed by banks. The fair value of the bank acceptances are based on observable Level 2 inputs and their carrying amounts approximate fair value due to their short maturities.

Long-term debt and notes payable, excluding the unamortized debt discount related to the Convertible Notes, are payable as follows: $4,494 in 2013, $56,041 in 2014, $0 in 2015, $589,200 in 2016, $0 in 2017 and $0 thereafter. The 3.375% Convertible Notes are included in 2014 according to their first put date.

In addition, the Company had outstanding letters of credit totaling $6,319 at December 31, 2012.

Interest paid was $9,512, $11,038 and $13,099 in 2012, 2011 and 2010, respectively. Interest capitalized was $195, $106 and $110 in 2012, 2011 and 2010, respectively, and is being depreciated over the lives of the related fixed assets.

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

Financial instruments have been used by the Company to hedge its exposures to fluctuations in interest rates. The Company previously had two, three-year interest rate swap agreements which together converted the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 2.947% plus the borrowing spread and were accounted for as cash flow hedges. These agreements matured in the first quarter of 2011. In April 2012, the Company entered into five-year interest rate swap agreements transacted with three banks which together convert the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.03% plus the borrowing spread. These interest rate swap agreements were accounted for as cash flow hedges and remained in place at December 31, 2012.

The Company also uses financial instruments to hedge its exposures to fluctuations in foreign currency exchange rates. The Company has various contracts outstanding which primarily hedge recognized assets or liabilities and anticipated transactions in various currencies including the British pound sterling, U.S. dollar, Euro, Singapore dollar, Swedish kroner and

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Swiss franc. Certain foreign currency derivative instruments are treated as cash flow hedges of forecasted transactions. All foreign exchange contracts are due within two years.

The Company does not use derivatives for speculative or trading purposes or to manage commodity exposures.

The following table sets forth the fair value amounts of derivative instruments held by the Company as of December 31.

	2012		2011
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(1,818)	$—	$—
Foreign exchange contracts	945	—	276	—
	945	(1,818)	276	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2,370	(152)	28	(976)
Total derivatives	$3,315	$(1,970)	$304	$(976)

Asset derivatives are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Liability derivatives related to interest rate contracts and foreign exchange contracts are recorded in other liabilities and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

The following table sets forth the gain (loss) recorded in accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2012 and 2011 for derivatives held by the Company and designated as hedging instruments.

	2012	2011
Cash flow hedges:
Interest rate contracts	$(1,128)	$422
Foreign exchange contracts	493	(41)
	$(635)	$381

Amounts included within accumulated other non-owner changes to equity that were reclassified to expense during the year ended December 31, 2012 related to the interest rate swaps resulted in a fixed rate of interest of 1.03% plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings. Amounts included within accumulated other non-owner changes to equity that were reclassified to income during the year ended December 31, 2011 resulted in a fixed rate of interest of 2.947% plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings through the three-month period ended March 31, 2011. The amounts reclassified for the foreign exchange contracts were not material. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the years ended December 31, 2012 and 2011.

The following table sets forth the gain (loss) recorded in other expense (income), net in the consolidated statements of income for the years ended December 31, 2012 and 2011 for non-designated derivatives held by the Company. Such gains (losses) were substantially offset by (losses)/gains recorded on the underlying hedged asset or liability.

	2012	2011
Foreign exchange contracts	$3,462	$(2,238)

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

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 2
Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis as of December 31, 2012 and 2011:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
December 31, 2012
Asset derivatives	$3,315	$—	$3,315	$—
Liability derivatives	(1,970)	—	(1,970)	—
Bank acceptances	3,441	—	3,441	—
Rabbi trust assets	1,831	1,831	—	—
	$6,617	$1,831	$4,786	$—
December 31, 2011
Asset derivatives	$304	$—	$304	$—
Liability derivatives	(976)	—	(976)	—
Rabbi trust assets	1,494	1,494	—	—
	$822	$1,494	$(672)	$—

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

The Company has various defined contribution plans, the largest of which is its Retirement Savings Plan. Most U.S. salaried and non-union hourly employees are eligible to participate in this plan. See Note 16 for further discussion of the Retirement Savings Plan. The Company also maintains various defined contribution plans which cover certain other employees. Company contributions under these plans are based primarily on the performance of the business units and employee compensation. Contribution expense under these other defined contribution plans was $5,319, $5,106 and $3,717 in 2012, 2011 and 2010, respectively.

Defined benefit pension plans in the U.S. cover a majority of the Company’s U.S. employees at the Associated Spring business of Industrial, the Company’s Corporate Office and certain other U.S. employees at the businesses within Distribution. Plan benefits for salaried and non-union hourly employees are based on years of service and average salary. Plans covering union hourly employees provide benefits based on years of service. In 2012, the Company closed the U.S. salaried defined benefit pension plan to employees hired on or after January 1, 2013, with no impact to the benefits of existing participants. Certain salaried employees hired on or after January 1, 2013 will receive additional contributions through the Retirement Savings Plan. The Company funds U.S. pension costs in accordance with the Employee Retirement Income Security Act of 1974

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

, as amended (“ERISA”). Non-U.S. defined benefit pension plans cover certain employees of certain international locations in Europe and Canada.

The Company provides other medical, dental and life insurance postretirement benefits for certain of its retired employees in the U.S. and Canada. It is the Company’s practice to fund these benefits as incurred.

The accompanying balance sheets reflect the underfunded status of the Company’s defined benefit pension plans at December 31, 2012 and 2011, respectively. Reconciliations of the obligations and underfunded status of the plans follow:

	2012			2011
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Benefit obligation, January 1	$377,982	$63,444	$441,426	$343,425	$71,548	$414,973
Service cost	5,860	670	6,530	4,794	1,129	5,923
Interest cost	18,800	2,824	21,624	18,906	3,546	22,452
Amendments	158	—	158	117	—	117
Actuarial loss	43,155	4,820	47,975	33,078	1,231	34,309
Benefits paid	(22,408)	(3,740)	(26,148)	(22,338)	(4,453)	(26,791)
Transfers in	—	2,588	2,588	—	951	951
Plan Curtailments	—	—	—	—	(2,106)	(2,106)
Plan Settlements	—	(769)	(769)	—	(7,757)	(7,757)
Participant contributions	—	469	469	—	598	598
Foreign exchange rate changes	—	2,463	2,463	—	(1,243)	(1,243)
Benefit obligation, December 31	423,547	72,769	496,316	377,982	63,444	441,426
Fair value of plan assets, January 1	283,538	56,832	340,370	298,910	58,983	357,893
Actual return on plan assets	42,755	4,158	46,913	(5,808)	1,828	(3,980)
Company contributions	19,826	2,591	22,417	12,774	4,706	17,480
Participant contributions	—	469	469	—	598	598
Benefits paid	(22,408)	(3,740)	(26,148)	(22,338)	(4,453)	(26,791)
Plan Settlements	—	(769)	(769)	—	(5,131)	(5,131)
Transfers in	—	2,086	2,086		951	951
Foreign exchange rate changes	—	2,215	2,215	—	(650)	(650)
Fair value of plan assets, December 31	323,711	63,842	387,553	283,538	56,832	340,370
Underfunded status, December 31	$(99,836)	$(8,927)	$(108,763)	$(94,444)	$(6,612)	$(101,056)

In 2012, "transfers in" relate to the defined benefit pension plan associated with the acquisition of Synventive. See Note 3 of the Consolidated Financial Statements. In 2011, plan curtailments and settlements relate primarily to the sale of the BDE business. See Note 2 of the Consolidated Financial Statements.

Projected benefit obligations related to pension plans with benefit obligations in excess of plan assets follow:

	2012			2011
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Projected benefit obligation	$396,695	$72,769	$469,464	$354,287	$62,831	$417,118
Fair value of plan assets	294,040	63,842	357,882	256,518	55,933	312,451

Information related to pension plans with accumulated benefit obligations in excess of plan assets follows:

	2012			2011
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Projected benefit obligation	$396,695	$62,831	$459,526	$354,287	$62,831	$417,118
Accumulated benefit obligation	382,023	62,355	444,378	343,596	62,548	406,144
Fair value of plan assets	294,040	54,350	348,390	256,518	55,933	312,451

The accumulated benefit obligation for all defined benefit pension plans was $480,027 and $430,136 at December 31, 2012 and 2011, respectively.

Amounts related to pensions recognized in the accompanying balance sheets consist of:

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2012			2011
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Other assets	$2,819	$—	$2,819	$3,325	$286	$3,611
Accrued liabilities	2,720	389	3,109	2,705	386	3,091
Accrued retirement benefits	99,935	8,538	108,473	95,064	6,512	101,576
Accumulated other non-owner changes to equity, net	(116,305)	(23,803)	(140,108)	(104,960)	(20,092)	(125,052)

Amounts related to pensions recognized in accumulated other non-owner changes to equity, net of tax, at December 31, 2012 and 2011, respectively, consist of:

	2012			2011
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Net actuarial loss	$(114,748)	$(23,318)	$(138,066)	$(103,025)	$(19,543)	$(122,568)
Prior service costs	(1,557)	(485)	(2,042)	(1,935)	(549)	(2,484)
	$(116,305)	$(23,803)	$(140,108)	$(104,960)	$(20,092)	$(125,052)

The accompanying balance sheets reflect the underfunded status of the Company’s other postretirement benefit plans at December 31, 2012 and 2011. Reconciliations of the obligations and underfunded status of the plans follow:

	2012	2011
Benefit obligation, January 1	$54,587	$55,188
Service cost	273	286
Interest cost	2,532	2,831
Amendments	—	(2,376)
Actuarial loss	745	5,728
Benefits paid	(6,922)	(9,734)
Curtailment gain	—	—
Participant contributions	2,782	2,679
Foreign exchange rate changes	(9)	(15)
Benefit obligation, December 31	53,988	54,587
Fair value of plan assets, January 1	—	—
Company contributions	4,140	7,055
Participant contributions	2,782	2,679
Benefits paid	(6,922)	(9,734)
Fair value of plan assets, December 31	—	—
Underfunded status, December 31	$53,988	$54,587

Amounts related to other postretirement benefits recognized in the accompanying balance sheets consist of:

	2012	2011
Accrued liabilities	$5,075	$5,314
Accrued retirement benefits	48,913	49,273
Accumulated other non-owner changes to equity, net	(6,286)	(5,601)

Amounts related to other postretirement benefits recognized in accumulated other non-owner changes to equity, net of tax, at December 31, 2012 and 2011 consist of:

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2012	2011
Net actuarial loss	$(9,895)	$(10,194)
Prior service credits	3,609	4,593
	$(6,286)	$(5,601)

The sources of changes in accumulated other non-owner changes to equity, net, during 2012 were:

	Pension	Other Postretirement Benefits
Prior service cost	$(98)	$—
Net loss	(22,339)	(373)
Amortization of prior service costs (credits)	554	(984)
Amortization of actuarial loss	8,241	671
Foreign exchange rate changes	(912)	1
Acquisition	(502)	—
	$(15,056)	$(685)

Weighted-average assumptions used to determine benefit obligations at December 31, are:

	2012	2011
U.S. plans:
Discount rate	4.25%	5.05%
Increase in compensation	3.71%	3.71%
Non-U.S. plans:
Discount rate	3.73%	4.46%
Increase in compensation	2.69%	2.76%

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

The fair values of the Company’s pension plan assets at December 31, 2012 and 2011, by asset category are as follows:

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Fair Value Measurements Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Cash and short-term investments	$14,633	$14,633	$—	$—
Equity securities:
U.S. large-cap	95,145	43,388	51,757	—
U.S. mid-cap	41,090	41,090	—	—
U.S. small-cap	42,558	42,558	—	—
International equities	77,111	—	77,111	—
Fixed income securities:
U.S. bond funds	66,276	—	66,276	—
International bonds	29,032	—	29,032	—
Real estate securities	20,174	—	20,174	—
Other	1,534	—	—	1,534
	$387,553	$141,669	$244,350	$1,534
December 31, 2011
Cash and short-term investments	$10,227	$10,227	$—	$—
Equity securities:
U.S. large-cap	86,709	41,419	45,290	—
U.S. mid-cap	33,264	33,264	—	—
U.S. small-cap	36,079	36,079	—	—
International equities	69,163	—	69,163	—
Fixed income securities:
U.S. bond funds	61,974	—	61,974	—
International bonds	27,221	—	27,221	—
Real estate securities	15,432	—	15,432	—
Other	301	—	301	—
	$340,370	$120,989	$219,381	$—

The fair values of the Level 1 assets are based on quoted market prices from various financial exchanges. The fair values of the Level 2 assets are based primarily on quoted prices in active markets for similar assets or liabilities. The Level 2 assets are comprised primarily of commingled funds and fixed income securities. Commingled equity funds are valued at their net asset values based on quoted market prices of the underlying assets. Fixed income securities are valued using a market approach which considers observable market data for the underlying asset or securities. The Level 3 assets relate to the defined benefit pension plan of the acquired Synventive business and were transferred to the Company on August 27, 2012, the date of the acquisition. The pension assets are fully insured and have been estimated based on the accrued pension rights and actuarial rates at December 31, 2012. The pension assets are limited to fulfilling the Company's pension obligations.

The Company expects to contribute approximately $5,948 to the pension plans in 2013.

The following are the estimated future net benefit payments, which include future service, over the next 10 years:

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pensions	Other Postretirement Benefits
2013	$28,180	$5,075
2014	28,566	4,924
2015	29,177	4,820
2016	29,710	4,646
2017	30,671	4,417
Years 2018-2022	155,697	18,821
Total	$302,001	$42,703

Pension and other postretirement benefit expenses consist of the following:

	Pensions			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Service cost	$6,530	$5,923	$6,155	$273	$286	$357
Interest cost	21,624	22,452	22,943	2,532	2,831	3,182
Expected return on plan assets	(32,827)	(32,041)	(30,938)	—	—	—
Amortization of prior service cost (credit)	845	1,124	937	(1,585)	(1,541)	(970)
Recognized losses	12,048	5,725	2,495	1,082	806	421
Curtailment gain	—	(1,884)	—	—	—	(950)
Settlement loss	92	304	—	—	—	—
Net periodic benefit cost	$8,312	$1,603	$1,592	$2,302	$2,382	$2,040

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other non-owner changes to equity into net periodic benefit cost in 2013 are $16,418 and $814, respectively. The estimated net actuarial loss and prior service credit for other defined benefit postretirement plans that will be amortized from accumulated other non-owner changes to equity into net periodic benefit cost in 2013 are $1,158 and $(1,579), respectively.

Weighted-average assumptions used to determine net benefit expense for years ended December 31, are:

	2012	2011	2010
U.S. plans:
Discount rate	5.05%	5.65%	6.20%
Long-term rate of return	9.00%	9.00%	9.00%
Increase in compensation	3.71%	3.71%	3.71%
Non-U.S. plans:
Discount rate	4.46%	4.89%	5.59%
Long-term rate of return	5.79%	5.87%	6.01%
Increase in compensation	2.76%	2.72%	2.71%

The expected long-term rate of return is based on the actual historical rates of return of published indices that are used to measure the plans’ target asset allocation. The historical rates are then discounted to consider fluctuations in the historical rates as well as potential changes in the investment environment.

The Company’s accumulated postretirement benefit obligations, exclusive of pensions, take into account certain cost-sharing provisions. The annual rate of increase in the cost of covered benefits (i.e., health care cost trend rate) is assumed to be 7.35% and 7.60% at December 31, 2012 and 2011, respectively, decreasing gradually to a rate of 4.5% by December 31, 2029. A one percentage point change in the assumed health care cost trend rate would have the following effects:

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	One Percentage Point Increase	One Percentage Point Decrease
Effect on postretirement benefit obligation	$803	$(715)
Effect on postretirement benefit cost	36	(32)

The Company contributes to a multi-employer defined benefit pension plan under the terms of a collective bargaining agreement. This multi-employer plan provides pension benefits to its union-represented employees at the Edison, New Jersey facility within the Barnes Distribution reporting unit. The risks of participating in this multi-employer plan are different from single-employer plans in the following aspects:

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

The Company's participation in this plan for the annual period ended December 31, 2012 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act zone status available in 2012 and 2011 relates to the plan's year-end at February 28, 2012 and February 28, 2011, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented. The last column lists the expiration date of the collective bargaining agreement to which the plan is subject. Contributions made by the Company did not represent more than five percent of the total plan contributions for plan years ended February 28, 2012, 2011 and 2010. There have been no significant changes that affect the comparability of 2012, 2011 or 2010 contributions. The Company estimates that its portion of the contingent liability, in the event of a withdrawal from the multi-employer plan at the Edison, New Jersey facility, would approximate $3,900 on a pre-tax basis.

		Pension Protection Act Zone Status			Contributions by the Company
Pension Fund	EIN/Pension Plan Number	2012	2011	FIP/RP Status Pending/Implemented	2012	2011	2010	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Teamsters Local 641 Pension Fund	22-6220288-001	Red as of March 1, 2011 for Plan year ended February 28, 2012	Red as of March 1, 2010 for Plan year ended February 28, 2011	Implemented (A)	$97	$101	$106	No Surcharge	January 31, 2014
Swedish Pension Plan (ITP2) (B)					409	292	280
			Total Contributions		$506	$393	$386

(A) Plan information is publicly available for the Local 641 Pension Fund. The Form 5500 indicates that the Plan is currently underfunded. Future contributions have increased pursuant to the collective bargaining agreement (dated January 31, 2011 and expiring on January 31, 2014) and the updated Rehabilitation Plan for the Plan year ended February 28, 2012. Per the terms of the Rehabilitation Plan, required contributions will increase by approximately 4% (annually) through 2018.
(B) The Company also contributes to a Swedish pension plan that supplements the Swedish social insurance system. The pension plan guarantees employees a pension based on a percentage of their salary and also represents a multi-employer pension plan, however the pension plan was not significant in any year presented. This pension plan is not underfunded.

The Company also contributes to a multi-employer other postretirement benefit plan under the terms of the collective

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

bargaining agreement at the Edison, New Jersey facility. This health and welfare plan provides medical, prescription, optical and other benefits to its union-represented active employees and retirees. Company contributions to the postretirement plan approximated $171, $202 and $238 in 2012, 2011 and 2010, respectively. There have been no significant changes that affect the comparability of 2012, 2011 or 2010 contributions.
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

Please refer to Note 16 for a description of the Company’s stock-based compensation plans and their general terms. As of December 31, 2012, incentives have been awarded in the form of performance share unit awards and restricted stock unit awards (collectively, “Rights”) and stock options. The Company has elected to use the straight-line method to recognize compensation costs. Stock options and awards vest over a period ranging from six months to five years. The maximum term of stock option awards is 10 years. Upon exercise of a stock option or upon vesting of Rights, shares are issued from treasury shares held by the Company or from authorized shares.

During 2012, 2011 and 2010, the Company recognized $8,819, $8,319 and $7,655, respectively, of stock-based compensation cost and $3,345, $3,155 and $2,903, respectively, of related tax benefits in the accompanying consolidated statements of income. In addition, the Company has recorded $1,438, $8,056 and $0 of excess tax benefits in additional paid-in capital in 2012, 2011 and 2010, respectively. The Company has realized all available tax benefits related to deductions from excess stock awards exercised or issued in earlier periods. At December 31, 2012, the Company had $11,394 of unrecognized compensation costs related to unvested awards which are expected to be recognized over a weighted average period of 2.22 years.

The following table summarizes information about the Company’s stock option awards during 2012:

	Number of Shares	Weighted-Average Exercise Price
Outstanding, January 1, 2012	2,637,303	$17.67
Granted	114,200	26.30
Exercised	(418,298)	15.34
Forfeited	(106,060)	20.88
Outstanding, December 31, 2012	2,227,145	18.40

The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Life (Years)	Average Exercise Price	Number of Shares	Average Exercise Price
$9.56 to $14.77	558,182	5.06	$11.78	536,257	$11.79
$15.02 to $20.21	749,810	5.41	17.35	584,414	17.85
$20.69 to $22.34	566,438	6.15	21.45	358,104	21.89
$23.18 to $33.45	352,715	6.14	26.22	238,515	26.19

The Company received cash proceeds from the exercise of stock options of $6,415, $27,909 and $5,013 in 2012, 2011 and 2010, respectively. The total intrinsic value (the amount by which the stock price exceeds the exercise price of the option on the date of exercise) of the stock options exercised during 2012, 2011 and 2010 was $4,225, $14,263 and $1,854, respectively.

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average grant date fair value of stock options granted in 2012, 2011 and 2010 was $9.49, $7.50 and $5.64, respectively. The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2012	2011	2010
Risk-free interest rate	0.98%	2.04%	2.32%
Expected life (years)	5.3	5.2	5.2
Expected volatility	50.2%	49.6%	49.5%
Expected dividend yield	2.56%	2.75%	2.98%

The risk-free interest rate is based on the term structure of interest rates at the time of the option grant. The expected life represents an estimate of the period of time that options are expected to remain outstanding. Assumptions of expected volatility of the Company’s common stock and expected dividend yield are estimates of future volatility and dividend yields based on historical trends.

The following table summarizes information about stock options outstanding that are expected to vest and stock options outstanding that are exercisable at December 31, 2012:

Options Outstanding, Expected to Vest				Options Outstanding, Exercisable
Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term (Years)	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term (Years)
2,192,695	$18.40	$10,208	5.63	1,717,290	$17.96	$8,616	4.95

The following table summarizes information about the Company’s Rights during 2012:

	Service Based Rights		Service and Performance Based Rights		Service and Market Based Rights
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Outstanding, January 1, 2012	486,805	$14.85	65,407	$20.58	24,970	$36.33
Granted	252,997	25.63	75,107	26.41	37,553	42.31
Forfeited	(25,011)	20.93	(6,314)	21.17	(2,156)	36.99
Additional Earned	—	—	2,533	20.73	—	—
Vested / Issued	(149,314)	26.16	(12,666)	20.73	—	—
Outstanding, December 31, 2012	565,477	18.11	124,067	24.08	60,367	40.03

The Company granted 252,997 restricted stock unit awards and 112,660 performance share unit awards in 2012. All of the restricted stock unit awards vest upon meeting certain service conditions. The performance share unit awards are part of the long-term Relative Measure Program, which is designed to assess the long-term Company performance relative to the performance of companies included in the Russell 2000 Index. The performance goals are independent of each other and based on three metrics, the Company's total shareholder return ("TSR"), basic earnings per share growth and operating income before depreciation and amortization growth (weighted equally). The participants can earn from zero to 250% of the target award and the award includes a forfeitable right to dividend equivalents, which are not included in the aggregate target award numbers. Compensation expense for the awards is recognized over the three year service period based upon the value determined under the intrinsic value method for the basic earnings per share growth and operating income before depreciation and amortization growth portions of the award and the Monte Carlo simulation valuation model for the TSR portion of the award since it contains a market condition. The weighted-average assumptions used to determine the weighted-average fair values of the market based portion of the 2012 awards include a 0.34% risk-free interest rate and a 43.6% expected volatility rate.

Compensation expense for the TSR portion of the awards is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the TSR performance goal. Compensation expense for the basic earnings per share growth and operating income before depreciation and amortization growth portions of the awards is recorded based upon a

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

probability assessment of achieving the goals and will be adjusted at the end of the service period based upon the actual achievement of those performance goals.

13. Income Taxes

The components of Income from continuing operations before income taxes and Income taxes follow:

	2012	2011	2010
Income (loss) from continuing operations before income taxes:
U.S.	$34,393	$19,341	$(8,545)
International	87,254	97,548	72,350
Income from continuing operations before income taxes	$121,647	$116,889	$63,805
Income tax provision:
Current:
U.S. – federal	$75	$11,829	$578
U.S. – state	1,215	805	758
International	13,417	11,695	9,958
	14,707	24,329	11,294
Deferred:
U.S. – federal	13,794	831	(423)
U.S. – state	566	928	(434)
International	(5,717)	(772)	(610)
	8,643	987	(1,467)
Income taxes	$23,350	$25,316	$9,827

Deferred income tax assets and liabilities at December 31 consist of the tax effects of temporary differences related to the following:

	Assets		Liabilities
	2012	2011	2012	2011
Allowance for doubtful accounts	$946	$767	$78	$71
Depreciation and amortization	(13,881)	708	35,245	12,359
Inventory valuation	15,486	12,890	1,288	1,109
Other postretirement/postemployment costs	20,841	20,945	(350)	(354)
Tax loss carryforwards	48,402	39,238	—	—
Pension	41,854	43,998	(262)	23
Accrued compensation	12,611	6,885	—	—
Goodwill	(35,236)	(31,807)	53	633
Swedish tax incentive	—	—	3,898	3,922
Contingent convertible debt interest	(10,846)	(10,089)	—	—
Unrealized foreign currency gain	—	—	2,613	2,463
Other	8,626	9,636	7,921	1,867
	88,803	93,171	50,484	22,093
Valuation allowance	(24,936)	(16,681)	—	—
	$63,867	$76,490	$50,484	$22,093
Current deferred income taxes	$33,906	$28,829	$1,777	$1,431
Non-current deferred income taxes	29,961	47,661	48,707	20,662
	$63,867	$76,490	$50,484	$22,093

The standards related to accounting for income taxes require that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. Available evidence includes the reversal of existing taxable temporary differences, future taxable income exclusive of temporary differences,

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

taxable income in carryback years and tax planning strategies. The valuation allowance increased $8,255 in 2012 primarily due to the acquisition of the Synventive business.

Management believes that sufficient taxable income should be earned in the future to realize the remaining net deferred tax assets including tax operating loss carryforwards, principally in the United States. The realization of these assets is dependent in part on the amount and timing of future taxable income in the jurisdictions where deferred tax assets reside during the tax operating loss carryforward period. The Company has tax loss carryforwards of $150,126: $69,709 which relates to U.S. tax loss carryforwards which have carryforward periods ranging from 17 to 19 years for federal purposes and one to 19 years for state purposes; $74,225 which relates to international tax loss carryforwards with carryforward periods ranging from three to 15 years; and $6,192 which relates to international tax loss carryforwards with unlimited carryforward periods. Of the total tax loss carryforwards in the US, $12,977 are a result of the acquisition of Synventive in the third quarter. These acquired tax loss carryforwards are subject to certain IRS limitations. The acquired tax loss carryforwards have not been reserved as a result of these limitations as it is not expected to affect the utilization of those assets. In addition, the Company has tax credit carryforwards of $3,730 with remaining carryforward periods ranging from one year to unlimited. In the United States, the Company is not in a cumulative loss position (defined as pre-tax book income plus permanent tax items) over the last three years and does not currently project to be in a cumulative loss position through 2013. As the ultimate realization of the remaining net deferred tax assets is dependent upon future taxable income, if such future taxable income is not earned and it becomes necessary to recognize a valuation allowance, it could result in a material increase in the Company’s tax expense which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company has not recognized deferred income taxes on $665,924 of undistributed earnings of its international subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends, the Company would be subject, in certain cases, to both U.S. income taxes and foreign income and withholding taxes. Determination of the amount of this unrecognized deferred income tax liability is not practicable. During 2012, the Company repatriated a dividend from a portion of current year foreign earnings to the U.S. in the amount of $8,000. As a result of the dividend, tax expense increased by $2,131 and the 2012 annual consolidated effective income tax rate increased by 1.8 percentage points.

A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate from continuing operations follows:

	2012	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes (net of federal benefit)	0.9	0.9	0.4
Foreign losses without tax benefit	0.6	0.3	3.0
Foreign operations taxed at lower rates	(18.3)	(20.6)	(28.0)
ESOP dividend	(0.4)	(0.3)	(0.7)
Repatriation from current year foreign earnings	1.8	5.9	4.7
Other	(0.4)	0.5	1.0
Consolidated effective income tax rate	19.2%	21.7%	15.4%

The Company was awarded a number of multi-year Pioneer tax status certificates (the "certificates") by the Ministry of Trade and Industry in Singapore for the production of certain engine components by the Aerospace aftermarket business, the earliest of which was granted in August 2005 retroactive to October 2003. Tax benefits of $6,026 ($0.11 per diluted share), $7,185 ($0.13 per diluted share) and $6,043 ($0.11 per diluted share) were realized in 2012, 2011 and 2010, respectively. The certificates are subject to the Company meeting certain capital expenditure and workforce commitments. The first certificate expired in September of 2012, the next certificate is scheduled to expire in the first quarter of 2013 and the remaining certificates are scheduled to expire in the subsequent two years, unless extensions are granted.

Income taxes paid globally, net of refunds, were $15,876, $11,613 and $9,599 in 2012, 2011 and 2010, respectively.

As of December 31, 2012, 2011 and 2010, the total amount of unrecognized tax benefits recorded in the consolidated balance sheet was $9,321, $6,965 and $7,102, respectively, which, if recognized, would have reduced the effective tax rate in those years. A reconciliation of the unrecognized tax benefits for 2012, 2011 and 2010 follows:

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2012	2011	2010
Balance at January 1	$6,965	$7,102	$7,017
Increase (decrease) in unrecognized tax benefits due to:
Tax positions taken during prior periods	—	—	240
Tax positions taken during the current period	—	215	17
Acquisition	2,528	—	—
Settlements with taxing authorities	(172)	(175)	—
Lapse of the applicable statute of limitations	—	(177)	(172)
Balance at December 31	$9,321	$6,965	$7,102

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $0, $0 and $39 at December 31, 2012, 2011 and 2010, respectively.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by various taxing authorities, including the IRS in the U.S. and the taxing authorities in other major jurisdictions such as Brazil, Canada, China, France, Germany, Mexico, Singapore, Sweden, Switzerland and the United Kingdom. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. See Note 19 of the Consolidated Financial Statements for a discussion of current IRS matters.

14. Common Stock

In 2012, 2011 and 2010, no common stock was issued from treasury. In 2012, 2011 and 2010, the Company acquired 700,000 shares, 1,509,156 shares and 1,483,527 shares, respectively, of the Company’s common stock at a cost of $19,037, $34,066 and $28,100, respectively. These amounts exclude shares reacquired to pay for the related income tax upon issuance of shares in accordance with the terms of the Company’s stockholder-approved equity compensation plans and the equity rights granted under those plans. These reacquired shares were placed in treasury.

In 2012, 2011 and 2010, 608,227 shares, 2,075,385 shares and 544,366 shares of common stock, respectively, were issued from authorized shares for the exercise of stock options, various other incentive awards and purchases by the Employee Stock Purchase Plan.

15. Preferred Stock

At December 31, 2012 and 2011, the Company had 3,000,000 shares of preferred stock authorized, none of which were outstanding.

16. Stock Plans

Most U.S. salaried and non-union hourly employees are eligible to participate in the Company’s 401(k) plan (the "Retirement Savings Plan"). The Retirement Savings Plan provides for the investment of employer and employee contributions in various investment alternatives including the Company’s common stock, at the employee’s direction. Through June 30, 2009, the Company contributed an amount equal to 50% of employee contributions up to 6% of eligible compensation. As of July 1, 2009, the Company match was temporarily suspended. Effective April 1, 2010, the Company reinstated the Company match. The Company expenses all contributions made to the Retirement Savings Plan. The Company recognized expense of $3,504, $3,399 and $2,481 in 2012, 2011 and 2010, respectively. As of December 31, 2012, the Retirement Savings Plan held 3,163,585 shares of the Company’s common stock.

The Company has an Employee Stock Purchase Plan (“ESPP”) under which eligible employees may elect to have up to the lesser of $25 or 10% of base compensation deducted from their payroll checks for the purchase of the Company’s common stock at 95% of the average market value on the date of purchase. The maximum number of shares which may be purchased under the ESPP is 4,550,000. The number of shares purchased under the ESPP was 27,949, 31,874 and 41,791 in 2012, 2011 and 2010, respectively. The Company received cash proceeds from the purchase of these shares of $646, $670 and $733 in 2012, 2011 and 2010, respectively. As of December 31, 2012, 336,204 additional shares may be purchased.

The 1991 Barnes Group Stock Incentive Plan (the “1991 Plan”) authorized the granting of incentives to executive

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

officers, directors and key employees in the form of stock options, stock appreciation rights, incentive stock rights and performance unit awards. Options granted under the 1991 Plan that terminated without being exercised become available for future grants under the 2004 Plan. A maximum of 56,927 common shares are subject to issuance under this plan after December 31, 2012.

The Barnes Group Inc. Employee Stock and Ownership Program (the “2000 Plan”) was approved on April 12, 2000, and subsequently amended on April 10, 2002 by the Company’s stockholders. The 2000 Plan permitted the granting of incentive stock options, nonqualified stock options, restricted stock awards, performance share or cash unit awards and stock appreciation rights, or any combination of the foregoing, to eligible employees to purchase up to 6,900,000 shares of the Company’s common stock. Such shares were authorized and reserved. Options granted under the 2000 Plan that terminate without being exercised become available for future grants under the 2004 Plan. A maximum of 23,966 common shares are subject to issuance under the 2000 Plan after December 31, 2012.

The Barnes Group Stock and Incentive Award Plan (the “2004 Plan”) was approved on April 14, 2004, and subsequently amended on April 20, 2006 and May 7, 2010 by the Company’s stockholders. The 2004 Plan permits the issuance of incentive awards, stock option grants and stock appreciation rights to eligible participants to purchase up to 5,700,000 shares of common stock. Of this amount as of December 31, 2012 and 2011, there were 2,115,338 and 2,383,451 shares, respectively, available for future grants under the 2004 Plan. Also available for grants under the Plan are the number of shares of common stock reserved for grants of awards under the 1991 and 2000 Plans (collectively, the “Prior Plans”) but not used as of April 14, 2004 and the number of shares of common stock that become available under the terms of the 1991, 2000 and 2004 Plans, including shares subject to awards which are forfeited, settled for cash, expire or otherwise terminate without issuance of the shares. Including shares of common stock that become available under the terms of the Prior Plans, a maximum of 4,939,501 common shares are subject to issuance under the 2004 Plan after December 31, 2012.

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

Under the Non-Employee Director Deferred Stock Plan, as amended, each non-employee director who joined the Board of Directors prior to December 15, 2005 was granted the right to receive 12,000 shares of the Company’s common stock upon retirement. In 2012 and 2011, $29 and $23, respectively, of dividend equivalents were paid in cash related to these shares. Compensation cost related to this plan was $19, $25 and $28 in 2012, 2011 and 2010, respectively. There are 72,000 shares reserved for issuance under this plan. Each non-employee director who joins the Board of Directors subsequent to December 15, 2005 will receive restricted stock units under the 2004 Plan having a value of $50 that vest three years after the date of grant.

Total shares reserved for issuance under all stock plans aggregated 5,428,598 at December 31, 2012.

17. Weighted Average Shares Outstanding

Income from continuing operations and net income per common share is computed in accordance with accounting standards related to earnings per share. Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the year. Share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, as such, should be included in the calculation of basic earnings per share. The Company’s restricted stock unit awards which contain nonforfeitable rights to dividends are considered participating securities. Diluted earnings per share reflects the assumed exercise and conversion of all dilutive securities. Shares held by the Retirement Savings Plan are considered outstanding for both basic and diluted earnings per share. There are no significant adjustments to income from continuing operations and net income for purposes of computing income available to common stockholders for the years ended December 31, 2012, 2011 and 2010. A reconciliation of the weighted-average number of common shares outstanding used in the calculation of basic and diluted earnings per share follows:

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Weighted-Average Common Shares Outstanding
	2012	2011	2010
Basic	54,626,453	55,214,586	55,259,732
Dilutive effect of:
Stock options	478,462	645,280	591,943
Restricted stock units	70,554	19,089	4,608
Non-Employee Director Deferred Stock Plan	48,988	52,927	68,904
Diluted	55,224,457	55,931,882	55,925,187

The calculation of weighted-average diluted shares outstanding excludes all anti-dilutive shares. During 2012, 2011 and 2010, the Company excluded 336,892, 787,809 and 1,730,632 stock options, respectively, from the calculation of diluted weighted-average shares outstanding as the stock options were considered anti-dilutive.

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

The 3.375% Convertible Notes are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price is approximately $28.31 per share of common stock. The dilutive effect of the notes is determined based on the average closing price of the Company’s stock for the last 30 trading days of each quarter as compared to the conversion price. Under the net share settlement method, there were no potential shares issuable under the notes as the notes would have been anti-dilutive in 2012, 2011 and 2010.

18. Information on Business Segments

The Company’s reportable segments offer different products and services. Each segment is managed separately because each business has different core functional and delivery capabilities.

In the first quarter of 2012, the Company realigned its organizational structure by aligning its strategic business units into three reportable segments. All segment information presented below has been adjusted on a retrospective basis for the impact of the segment realignment.
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
The Aerospace aftermarket business competes with aerospace OEMs, service centers of major commercial airlines and other independent service companies for the repair and overhaul of turbine engine components. The manufacturing and supplying of aerospace aftermarket spare parts, including under the RSPs, are dependent upon the reliable and timely delivery of high-quality components. Aerospace's aftermarket facilities, located in Connecticut, Ohio and Singapore, specialize in the repair and refurbishment of highly engineered components and assemblies such as cases, rotating air seals, shrouds and honeycomb air seals.
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

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

products. Industrial also manufactures high-precision punched and fine-blanked components used in transportation and industrial applications, nitrogen gas springs and manifold systems used to precisely control stamping presses, and retention rings that position parts on a shaft or other axis.
During the third quarter of 2012, the Company completed the acquisition of Synventive, a leading designer and manufacturer of highly engineered and customized hot runner systems and components - the enabling technology for many complex injection molding applications. See Note 3 to the Consolidated Financial Statements. The Synventive business has been integrated into our Industrial segment.
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
Industrial competes with a broad base of large and small companies engaged in the manufacture and sale of custom metal components and assemblies and competes on the basis of quality, service, reliability of supply, engineering and technical capability, product breadth, innovation, design, and price. Industrial has manufacturing, sales, assembly, and distribution operations in the United States, Brazil, Canada, China, Czech Republic, France, Germany, India, Italy, Japan, Mexico, Netherlands, Portugal, Singapore, Slovakia, South Korea, Sweden, Switzerland, Thailand and Turkey.
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

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operations by Reportable Business Segment

	Aerospace	Industrial	Distribution	Other	Total Company
Revenues
2012	$390.5	$497.0	$350.7	$(8.3)	$1,230.0
2011	382.5	440.5	355.3	(8.9)	1,169.4
2010	334.2	374.1	329.5	(9.1)	1,028.6
Operating profit
2012	$63.3	$43.9	$29.4	$—	$136.6
2011	62.6	39.1	25.8	—	127.6
2010	52.4	29.4	4.6	—	86.4
Assets
2012	$533.5	$876.9	$272.9	$185.3	$1,868.6
2011	545.0	453.3	278.1	164.0	1,440.4
2010	545.2	436.8	341.1	80.2	1,403.3
Depreciation and amortization
2012	$21.2	$23.8	$10.3	$2.1	$57.4
2011	24.2	18.8	13.5	2.4	58.9
2010	20.8	16.3	13.6	2.1	52.8
Capital expenditures
2012	$8.6	$23.8	$5.0	$0.4	$37.8
2011	13.5	18.6	4.7	0.3	37.1
2010	9.9	11.7	6.9	0.3	28.8
_________________________
Notes:
One customer, General Electric, accounted for 17%, 19% and 20% of the Company’s total revenues in 2012, 2011 and 2010, respectively.
“Other” revenues represent the elimination of intersegment sales.
“Other” assets include corporate-controlled assets, the majority of which are cash and deferred tax assets.

A reconciliation of the total reportable segments’ operating profit to income from continuing operations before income taxes follows:

	2012	2011	2010
Operating profit	$136.6	$127.6	$86.4
Interest expense	12.2	10.3	20.0
Other expense (income), net	2.7	0.4	2.6
Income from continuing operations before income taxes	$121.6	$116.9	$63.8

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operations by Geographic Area

	Domestic	International	Other	Total Company
Revenues
2012	$800.5	$468.1	$(38.6)	$1,230.0
2011	765.6	442.0	(38.2)	1,169.4
2010	701.7	368.6	(41.7)	1,028.6
Long-lived assets
2012	$372.0	$848.1	$—	$1,220.1
2011	303.7	559.0	—	862.7
2010	290.4	619.9	—	910.3
_________________________
Notes:
International sales derived from any one country did not exceed 10% of the Company’s total revenues.
“Other” revenues represent the elimination of intercompany sales between geographic locations, of which approximately 44% were sales from international locations to domestic locations.
Long-lived assets located in any one international country that exceeded 10% of the Company’s total long-lived assets as of December 31, 2012 included $239.1 million of intangible assets related to the RSPs recorded in Singapore at the aftermarket division of the Aerospace segment, $152.1 million and $140.9 million primarily related to goodwill and intangible assets at the Synventive China and Germany divisions of the Industrial segment, respectively, and $151.1 million primarily related to goodwill and property, plant and equipment at the Hänggi division of the Industrial segment located in Switzerland.

In the first quarter of 2013, the Company entered into a definitive agreement to sell its Barnes Distribution North America business (“BDNA”) to MSC Industrial Direct Co., Inc. subject to certain adjustments. BDNA, which currently comprises the majority of the Company's Distribution segment results, reported 2012 sales of approximately $300.0 million. See Note 21 of the Consolidated Financial Statements.

Also in the first quarter of 2013, the Company is realigning its reportable business segments by transferring the Associated Spring Raymond business ("Raymond"), its remaining business within the Distribution segment, to the Industrial segment. Raymond sells, among other products, springs that are manufactured by one of the Industrial businesses. Accordingly, the Company's financial results, beginning in the first quarter of 2013, will be reported in two reportable business segments: Aerospace and Industrial. All previously reported segment information will be adjusted on a retrospective basis to reflect this change beginning in the first quarter of 2013.
19. Commitments and Contingencies

Leases

The Company has various noncancellable operating leases for buildings, office space and equipment. Rent expense was $13,464, $19,678 and $20,179 for 2012, 2011 and 2010, respectively. Minimum rental commitments under noncancellable leases in years 2013 through 2017 are $11,682, $7,637, $4,570, $2,240 and $1,297, respectively, and $3,523 thereafter. The rental expense and minimum rental commitments of leases with step rent provisions are recognized on a straight-line basis over the lease term.

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not significant as of December 31, 2012 or 2011.

The Company was named in a lawsuit arising out of an alleged breach of contract and implied warranty by a customer of Toolcom Suppliers Limited (“Toolcom”), a business previously included within the former Logistics and Manufacturing Services segment, related to the sale of certain products prior to the Company’s 2005 acquisition of Toolcom. In 2006, the plaintiff filed the lawsuit in civil court in Scotland and asserted that certain products sold were not fit for a particular use and claims approximately 5,500 pounds sterling (approximately $8,893 at December 31, 2012) in damages, plus interest at the statutory rate of 8% per annum and costs. The court found that Toolcom was in breach of contract and implied warranty, and ordered Toolcom to pay a portion of the plaintiff’s attorneys’ fees. The court has not made determinations as to causation and

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

damages. In the third quarter 2012, the customer provided to the Company additional information regarding its claim, increasing the amount of damages, including lost profits, that the customer allegedly suffered as a result of the Company's breach of contract and implied warranty, and the amount of interest due on the claim. Although the Company intends to vigorously defend its position, based on reviews of the currently available information and acknowledging the uncertainties of litigation, management has provided for what it believes to be a reasonable estimate of loss exposure. While it is currently not possible to determine the ultimate outcome of this matter, the Company believes that any ultimate losses would not be expected to have a material adverse effect on the Company’s consolidated financial position or cash flows, but could be material to the consolidated results of operations of any one period.

Income Taxes

In connection with an IRS audit for the tax years 2000 through 2002, the IRS proposed adjustments to these tax years of approximately $16,500, plus a potential penalty of 20% of the tax assessment plus interest. The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries. The Company filed an administrative protest of these adjustments. In the third quarter of 2009, the Company was informed that its protest was denied and a tax assessment was received from the Appeals Office of the IRS. In November 2009, the Company filed a petition against the IRS in the U.S. Tax Court contesting the tax assessment received. As expected, a trial was held in the first quarter of 2012 and all briefs were filed in the third quarter of 2012. A decision is expected in the first half of 2013. Depending on the outcome, an appeal by either party is possible. The Company continues to believe its tax position on the issues raised by the IRS is correct and the Company plans to continue to take appropriate actions to vigorously defend its position. The Company believes it should prevail on this issue. While any additional impact on the Company's liability for income taxes cannot presently be determined, the Company continues to believe it is adequately provided for and the outcome is not expected to have a material effect on the consolidated financial position, but could be material to the consolidated results of operations or cash flows of any one period.

20. Accounting Changes
In May 2011, the Financial Accounting Standards Board ("FASB") amended its guidance related to fair value measurement and disclosure. The amended guidance generally clarifies existing measurement and disclosure requirements and results in greater consistency between U.S. GAAP and IFRS. The provisions of the amended guidance were effective for the Company in the first quarter of 2012. The Company has adopted the provisions of the amended accounting standard within Notes 8 and 10 of the Consolidated Financial Statements.
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
In September 2011, the FASB amended its guidance related to the periodic testing of goodwill for impairment. This guidance allows companies to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test may not be necessary. The provisions of the amended guidance was effective for the Company in the first quarter of 2012. The Company performed its annual impairment testing of goodwill pursuant to this guidance during the second quarter of 2012.
In July 2012, the FASB amended its guidance related to the periodic testing of indefinite-lived intangible assets for impairment. This guidance establishes an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill and allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Under that option, an entity is no longer required to calculate the fair value of the intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The provisions of the amended guidance were effective for the Company in the fourth quarter of 2012 and did not have a significant impact on the Company's Consolidated Financial Statements.
21. Subsequent Events

In February, 2013, the Company entered into a definitive agreement to sell its Barnes Distribution North America business (“BDNA”) to MSC Industrial Direct Co., Inc. for $550,000, subject to certain adjustments. The transaction, which is subject to various conditions, including customary closing conditions and approvals, is expected to close in late March, or early

BARNES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the second quarter of 2013. BDNA, which currently comprises the majority of the Company's Distribution segment results, reported 2012 sales of approximately $300,000.

The Company expects to report BDNA as Discontinued Operations on the Consolidated Statements of Income beginning in the first quarter of 2013. After-tax proceeds from the transaction are anticipated to be approximately $400,000. The Company expects to utilize a portion of the proceeds to reduce debt, repurchase common shares, invest in profitable growth initiatives including acquisitions, and general corporate purposes.
In the first quarter of 2013, the Company is realigning its reportable business segments by transferring the Associated Spring Raymond business ("Raymond"), its remaining business within the Distribution segment, to the Industrial segment. Raymond sells, among other products, springs that are manufactured by one of the Industrial businesses. Accordingly, the Company's financial results, beginning in the first quarter of 2013, will be reported in two reportable business segments: Aerospace and Industrial. All previously reported segment information will be adjusted on a retrospective basis to reflect this change beginning in the first quarter of 2013.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Barnes Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Barnes Group Inc. and its subsidiaries (the "Company") at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Synventive Molding Solutions from its assessment of internal control over financial reporting as of December 31, 2012 because it was acquired by the Company in a purchase business combination during 2012. We have also excluded Synventive Molding Solutions from our audit of internal control over financial reporting. Synventive Molding Solutions is a wholly-owned subsidiary whose total assets and total net sales represent 24% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PRICEWATERHOUSECOOPERS LLP PricewaterhouseCoopers LLP Hartford, Connecticut
February 25, 2013

QUARTERLY DATA (UNAUDITED)

(Dollars in millions, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2012
Net sales	$303.1	$293.4	$306.1	$327.4	$1,230.0
Gross profit (1)	101.3	100.3	97.5	118.6	417.8
Operating income	33.0	34.1	29.7	39.7	136.6
Income from continuing operations	23.0	24.8	20.7	29.8	98.3
Net income	22.2	24.8	18.5	29.7	95.2
Per common share:
Income from continuing operations:
Basic	$0.42	$0.46	$0.38	$0.54	$1.80
Diluted	0.41	0.45	0.38	0.54	1.78
Net income:
Basic	0.41	0.46	0.34	0.54	1.74
Diluted	0.40	0.45	0.34	0.54	1.72
Dividends	0.10	0.10	0.10	0.10	0.40
Market prices (high - low)	$28.35-23.99	$28.63-22.30	$26.38-21.62	$25.53-19.71	$28.63-19.71
2011
Net sales (2)	$289.6	$297.8	$298.6	$283.3	$1,169.4
Gross profit (1)	98.7	103.3	99.9	95.1	397.0
Operating income	30.7	33.8	34.2	28.9	127.6
Income from continuing operations	20.2	22.7	24.9	23.8	91.6
Net income (2)	19.1	22.3	23.2	0.1	64.7
Per common share:
Income from continuing operations:
Basic	$0.37	$0.41	$0.45	$0.43	$1.66
Diluted	0.36	0.41	0.44	0.43	1.64
Net income:
Basic	0.35	0.40	0.42	—	1.17
Diluted	0.34	0.40	0.41	—	1.16
Dividends	0.08	0.08	0.08	0.10	0.34
Market prices (high - low)	$22.00-19.64	$25.85-20.22	$25.82-18.70	$25.15-17.47	$25.85-17.47
________________________

(1)	Sales less cost of sales.

(2)
During 2011, the Company identified certain immaterial prior period errors which were corrected during 2011. The second quarter of 2011 includes $1.8 million of tax expense related to tax adjustments for prior years and the fourth quarter of 2011 includes a $1.9 million negative revenue adjustment ($1.4 million, net of tax), related primarily to prior year unrecorded rebates.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. We completed the acquisition of Synventive Molding Solutions ("Synventive") on August 27, 2012 and

it represented approximately 24% and 5% of our total assets and total net sales, respectively, as of and for the year ended December 31, 2012. In accordance with applicable SEC guidance, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include Synventive as it was not practical to do so given the date of acquisition. Based upon, and as of the date of, that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, and designed to provide reasonable assurance that the information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). We completed the acquisition of Synventive on August 27, 2012 and it represented approximately 24% and 5% of our total assets and total net sales, respectively, as of and for the year ended December 31, 2012. In accordance with applicable SEC guidance, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Synventive as it was not practical to do so given the date of acquisition. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2012, which appears on page 69 of this Annual Report on Form 10-K.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Information with respect to our directors and nominees may be found under the caption “Election of Directors” of the Company’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 3, 2013 (the “Proxy Statement”). Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

The Company’s executive officers as of the date of this Annual Report are as follows:

Executive Officer	Position	Age as of December 31, 2012
Gregory F. Milzcik	President and Chief Executive Officer	53

Patrick J. Dempsey	Senior Vice President and Chief Operating Officer	48

Dawn N. Edwards	Senior Vice President, Human Resources	44

Christopher J. Stephens, Jr.	Senior Vice President, Finance and Chief Financial Officer	48

Claudia S. Toussaint	Senior Vice President, General Counsel and Secretary	49

Each officer holds office until his or her successor is appointed and qualified or otherwise as provided in the Company’s Amended and Restated By-Laws, except that, as previously announced by the Company, the Board of Directors appointed Mr. Dempsey to President and Chief Executive Officer effective March 1, 2013. Mr. Dempsey is replacing Mr. Milzcik who is remaining with the Company through May 3, 2013 as Executive Vice Chairman. No family relationships exist among the executive officers of the Company. Except for Mr. Stephens and Ms. Toussaint, each of the Company’s executive officers has been employed by the Company or its subsidiaries in an executive or managerial capacity for at least the past five years.

Mr. Dempsey was appointed Senior Vice President and Chief Operating Officer effective February 8, 2012. From October 2008 until February 7, 2012, he served as Vice President, Barnes Group Inc. and President, Logistics and Manufacturing Services. Prior to that, he held a series of roles of increasing responsibility since joining the Company in October 2000. In October 2007, he was appointed Vice President, Barnes Group Inc. and President, Barnes Distribution. In November 2004, he was promoted to Vice President, Barnes Group Inc. and President, Barnes Aerospace.

Ms. Edwards was appointed Senior Vice President, Human Resources effective August 2009. From December 2008 until August 2009, she served as Vice President of Human Resources – Global Operations. From September 1998 until December 2008, Ms. Edwards served as Group Director, Human Resources. Ms. Edwards joined the Company in September 1998.

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

Ms. Toussaint was appointed Senior Vice President, General Counsel and Secretary effective June 19, 2012. Ms. Toussaint previously served in this position with the Company from April 2010 until March 2012. She briefly joined Tyco Flow Control in connection with its proposed spin-off from Tyco International Ltd. Prior to that, Ms. Toussaint served as General Counsel and Corporate Secretary for Embarq Corporation, a telecommunications company, from December 2007 to July 2009, and then in an integration transition role until November 2009 following the acquisition of Embarq by CenturyTel, Inc. (now known as CenturyLink). Ms. Toussaint served as Vice President, Corporate Secretary and Chief Ethics Officer at Embarq and its predecessor (a subsidiary of Sprint Corporation until May 2006) from July 2005 to December 2007. From December 2003 to July 2005, Ms. Toussaint served as Vice President, Corporate Governance and Ethics, and Corporate Secretary for Sprint (now known as Sprint Nextel Corporation), a telecommunications company.

AUDIT COMMITTEE

Ms. Mangum and Messrs. Benanav, Carpenter, McClellan and Morgan are the members of the Company’s Audit Committee which is a separately designated standing committee of the Board of Directors of the Company established in accordance with Section 3(a)(58)(A) of the Exchange Act.

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

STOCKHOLDER RECOMMENDED DIRECTOR NOMINATIONS

On December 13, 2012, the Corporate Governance Committee of the Board of Directors of the Company amended the process and procedures (the "Recommendation Procedures") by which a stockholder can recommend nominees for election to the Board by revising the information a stockholder is required to provide about a recommended nominee to the Chairperson of the Corporate Governance Committee. The revisions replaced the description of information required by the Recommendation Procedures with a requirement for stockholders making a recommendation to provide information regarding the recommended nominee required by Section 7 of Article 1 of the Company's Amended and Restated By-Laws with respect to an actual stockholder nominee for director. A description of the Recommendation Procedures, as amended, will be set forth in the Proxy Statement under the heading "Process for Selecting Directors; Stockholder Recommended Director Candidates," which description is incorporated herein by reference.

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

(b)
The Exhibits required by Item 601 of Regulation S-K are filed as Exhibits to this Annual Report and indexed at pages 78 through 82 of this Annual Report, which index is incorporated herein by reference.

(c)	Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2012, 2011 and 2010
(In thousands)

Allowances for Doubtful Accounts:
Balance December 31, 2009	$5,915
Provision charged to income	1,784
Doubtful accounts written off (net)	(2,221)
Other adjustments(1)	(452)
Balance December 31, 2010	5,026
Provision charged to income	1,623
Doubtful accounts written off (net)	(2,364)
Other adjustments(1)	(1,387)
Balance December 31, 2011	2,898
Provision charged to income	1,706
Doubtful accounts written off (net)	(1,617)
Other adjustments(1)	(129)
Balance December 31, 2012	$2,858
________________

(1)
These amounts are comprised primarily of foreign currency translation and other reclassifications. The reduction in 2011 includes $1.267 million of reserves recorded at the Barnes Distribution Europe businesses which were sold in the fourth quarter of 2011.

Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2012, 2011 and 2010
(In thousands)

Valuation Allowance on Deferred Tax Assets:
Balance December 31, 2009	$29,682
Additions charged to income tax expense	1,893
Reductions charged to other comprehensive income	(149)
Reductions credited to income tax expense	(1,533)
Changes due to foreign currency translation	143
Balance December 31, 2010	30,036
Additions charged to income tax expense	93
Additions charged to other comprehensive income	466
Reductions credited to income tax expense	(1,628)
Changes due to foreign currency translation	(521)
Divestiture(1)	(11,765)
Balance December 31, 2011	16,681
Additions charged to income tax expense	2,154
Additions charged to other comprehensive income	205
Reductions credited to income tax expense	(1,676)
Changes due to foreign currency translation	728
Acquisition(2)	6,844
Balance December 31, 2012	$24,936
________________

(1)	The reduction in 2011 reflects the valuation allowance recorded at the Barnes Distribution Europe businesses which were sold in the fourth quarter of 2011.

(2)	The increase in 2012 reflects the valuation allowance recorded at the Synventive business which was acquired in the third quarter of 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 25, 2013

BARNES GROUP INC.

By	/S/ GREGORY F. MILZCIK
Gregory F. Milzcik
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the above date by the following persons on behalf of the Company in the capacities indicated.

/S/ GREGORY F. MILZCIK
Gregory F. Milzcik
President and Chief Executive Officer
(Principal Executive Officer), and Director

/S/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr.
Senior Vice President, Finance
Chief Financial Officer
(Principal Financial Officer)

/S/ MARIAN ACKER
Marian Acker
Vice President, Controller
(Principal Accounting Officer)

/S/ THOMAS O. BARNES
Thomas O. Barnes
Director

/S/ THOMAS J. ALBANI
Thomas J. Albani
Director

/S/ JOHN W. ALDEN
John W. Alden
Director

/S/ GARY G. BENANAV
Gary G. Benanav
Director

/S/ WILLIAM S. BRISTOW, JR.
William S. Bristow, Jr.
Director

/S/ GEORGE T. CARPENTER
George T. Carpenter
Director

/S/ FRANCIS J. KRAMER
Francis J. Kramer
Director

/S/ MYLLE H. MANGUM
Mylle H. Mangum
Director

/S/ HASSELL H. MCCLELLAN
Hassell H. McClellan
Director

/S/ WILLIAM J. MORGAN
William J. Morgan
Director

EXHIBIT INDEX

Barnes Group Inc.

Annual Report on Form 10-K
for the Year ended December 31, 2012

Exhibit No.	Description	Reference

2.1*	Share and Asset Purchase Agreement dated November 17, 2011 between the Company, Caramba Holding GmBH and Berner SE.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed by the Company on November 17, 2011.
2.2*	Stock Purchase Agreement dated as of July 16, 2012 among the Company, Synventive Acquisition Inc. ("Synventive), the stock and option holders of Synventive, and Cetus Capital, LLC	Incorporated by reference to Exhibit 2.1 to Form 8-K filed by the Company on July 17, 2012.

3.1
Restated Certificate of Incorporation, dated October 17, 1997; Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated July 24, 1986; Certificate of Change of Location of Registered Office and of Registered Agent, dated December 13, 2002; Certificate of Merger of Domestic Company, dated May 14, 2004; and Certificate of Amendment of the Restated Certificate of Incorporation, dated April 20, 2006.
Incorporated by reference to Exhibit 3 to the Company’s report on Form 10-Q for the quarter ended March 31, 2006.

3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Company on October 25, 2012.

4.1	(i) Purchase Agreement among the Company and several initial purchasers named therein, dated March 6, 2007, relating to the Company’s 3.375% Convertible Senior Subordinated Notes due 2027.	Incorporated by reference to Exhibit 4.1 to Form 8-K, filed by the Company on March 7, 2007.

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
Incorporated by reference to Exhibit 4.4 to Form 8-K, filed by the Company on March 12, 2007.

4.2	(i) ISDA Master Agreement, dated as of March 6, 2008, between the Company and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 4.1(i) to the Company’s report on Form 10-Q for the quarter ended June 30, 2008.

	(ii) Schedule to Wells Fargo Bank, N.A. ISDA Master Agreement.	Incorporated by reference to Exhibit 4.1(ii) to the Company’s report on Form 10-Q for the quarter ended June 30, 2008.

10.1	Fifth Amended and Restated Revolving Credit Facility Agreement dated September 27, 2011, among the Company and several commercial banks.	Incorporated by reference to Exhibit 4.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2011.

10.2**	Barnes Group Inc. Management Incentive Compensation Plan, amended October 22, 2008.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-K for the year ended December 31, 2008.

Exhibit No.	Description	Reference

10.3**	Barnes Group Inc. Performance-Linked Bonus Plan for Selected Executive Officers, as amended February 8, 2011.	Incorporated by reference to Annex 1 to the Company's definitive proxy statement filed with the Securities and Exchange Commission on April 5, 2011.
10.4**	Employment Agreement by and between the Company and Gregory F. Milzcik, as amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.1, on Form 8-K/A, filed by the Company on January 20, 2009.

10.5**	(i) Barnes Group Inc. Supplemental Senior Officer Retirement Plan, as amended and restated effective January 1, 2009.	Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-K for the year ended December 31, 2008.

	(ii) Amendment to the Barnes Group Inc. Supplemental Senior Officer Retirement Plan dated December 30, 2009.	Incorporated by reference to Exhibit 10.3(ii) to the Company’s report on Form 10-K for the year ended December 31, 2009.
10.6**	Amended and Restated Supplemental Executive Retirement Plan effective April 1, 2012.	Incorporated by reference to Exhibit 10.6(ii) to the Company’s report on Form 10-K for the year ended December 31, 2011.

10.7**	Barnes Group Inc. Senior Executive Enhanced Life Insurance Program, as amended and restated effective April 1, 2011.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2011.

10.8**	Barnes Group Inc. Enhanced Life Insurance Program, as amended and restated effective April 1, 2011.	Incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-Q for the quarter ended March 30, 2011.

10.9**	Form of Barnes Group Inc. Stock and Incentive Award Plan Performance Unit Award Agreement dated as of February 8, 2010.	Incorporated by reference to Exhibit 10.9 to the Company’s report on Form 10-K for the year ended December 31, 2011.

10.10**	Form of Barnes Group Inc. Executive Officer Severance Agreement, as amended March 31, 2010.	Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2010.

10.11**	(i) Barnes Group Inc. Executive Separation Pay Plan, as amended and restated effective January 1, 2011.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2010.

	(ii) Barnes Group Inc. Executive Separation Pay Plan, as amended and restated effective January 1, 2012.	Incorporated by reference to Exhibit 10.11(ii) to the Company’s report on Form 10-K for the year ended December 31, 2011.

10.12**	(i) Trust Agreement between the Company and Fidelity Management Trust Company (Barnes Group 2009 Deferred Compensation Plan) dated September 1, 2009.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2009.

	(ii) Amended and Restated the Barnes Group 2009 Deferred Compensation Plan effective as of April 1, 2012.	Incorporated by reference to Exhibit 10.12(iv) to the Company’s report on Form 10-K for the year ended December 31, 2011.

10.13**	Barnes Group Inc. Non-Employee Director Deferred Stock Plan, as amended and restated December 31, 2008.	Incorporated by reference to Exhibit 10.5 to the Company’s report on Form 10-K for the year ended December 31, 2008.

10.14**	Barnes Group Inc. Directors’ Deferred Compensation Plan, as amended and restated December 31, 2008.	Incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-K for the year ended December 31, 2008.

10.15**	Form of Amended and Restated Contingent Dividend Equivalent Rights Agreement for officers.	Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2008.

Exhibit No.	Description	Reference

10.16**	Barnes Group Inc. Trust Agreement for Specified Plans.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2010.

10.17**	Form of Incentive Compensation Reimbursement Agreement between the Company and certain Officers.	Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2010.

10.18**	Form of Indemnification Agreement between the Company and its Officers and Directors.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2010.

10.19**	Transition and Separation Agreement between the Company and Mr. Jerry W. Burris, dated June 14, 2011.	Incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on June 17, 2011.

10.20**	1991 Barnes Group Stock Incentive Plan, as amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-K for the year ended December 31, 2008.

10.21**	Barnes Group Inc. Amended Employee Stock and Ownership Program as further amended.	Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended March 31, 2003.

10.22**	(i) Barnes Group Inc. Stock and Incentive Award Plan, as amended December 31, 2008.	Incorporated by reference to Exhibit 10.15 to the Company’s report on Form 10-K for the year ended December 31, 2008.

	(ii) Barnes Group Inc. Stock and Incentive Award Plan, as amended March 15, 2010.	Incorporated by reference to Annex 1 to the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission on April 5, 2010.

	(iii) Amendment 2010-1 approved on December 9, 2010 to the Barnes Group Inc. Stock and Incentive Award Plan as amended March 15, 2010.	Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2010.

	(iv) Exercise of Authority Relating to the Stock and Incentive Award Plan, dated March 3, 2009.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2009.

10.23**	Form of Amended and Restated Restricted Stock Unit Award Agreement for Directors other than T. Albani.	Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2008.

10.24**	Form of Amended and Restated Restricted Stock Unit Award Agreement for T. Albani.	Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2008.

10.25**
Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant and Restricted Stock Unit Agreement for Directors dated as of February 8, 2011 (for non-management directors).
Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2011.

10.26**	Form of Non-Qualified Stock Option Agreement for employees grade 21 and up.	Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2008.

10.27**	Form of Amended and Restated Restricted Stock Unit Award Agreement for employees grade 21 and up.	Incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2008.

10.28**	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant and Restricted Stock Unit Agreement for employees grade 21 and up dated as of February 8, 2011	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2011.

Exhibit No.	Description	Reference

10.29**	Form of Barnes Group Inc. Stock and Incentive Award Plan Stock Option Summary of Grant and Stock Option Agreement for employees in grade 21 and up dated as of February 8, 2011.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2011.

10.30**	Form of Non-Qualified Stock Option Agreement for CEO.	Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2008.

10.31**	Form of Amended and Restated Restricted Stock Unit Award Agreement for CEO.	Incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2008.

10.32**	Form of Amended and Restated Performance Share Award Agreement for CEO.	Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2008.

10.33**	Form of Amended and Restated Contingent Dividend Equivalent Rights Agreement for CEO.	Incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2008.

10.34**	Form of Barnes Group Inc. Stock and Incentive Award Plan Amended and Restated Performance Share Award Agreement for Officers.	Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31, 2008.

10.35**
Form of Barnes Group Inc. Stock and Incentive Award Plan Performance Share Award Summary of Grant and Performance Share Award Agreement for Officers and Other Individuals as Designated by the Compensation and Management Development Committee dated as of February 8, 2011.
Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2011.

10.36**
Form of Barnes Group Inc. Stock and Incentive Award Plan Performance Share Award Summary of Grant and Performance Share Award Agreement for Officers and Other Individuals as Designated by the Compensation and Management Development Committee dated as of February 8, 2012.
Incorporated by reference to Exhibit 10.36 to the Company’s report on Form 10-K for the year ended December 31, 2011.

10.37**	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant for Employees and Restricted Stock Unit Agreement dated February 8, 2012.	Incorporated by reference to Exhibit 10.37 to the Company’s report on Form 10-K for the year ended December 31, 2011.

10.38**	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant for Directors and Restricted Stock Unit Agreement dated February 8, 2012 (for non-management directors).	Incorporated by reference to Exhibit 10.38 to the Company’s report on Form 10-K for the year ended December 31, 2011.

10.39**	(i) Barnes Group Inc. Retirement Benefit Equalization Plan, as amended and restated effective February 8, 2010	Incorporated by reference to Exhibit 10.3 to the Company's report on Form 10-Q for the quarter ended March 31, 2010.
	(ii) Barnes Group Inc. Retirement Benefit Equalization Plan, as amended and restated effective January 1, 2013	Filed with this report.

10.40**	Barnes Group Inc. Executive Group Term Life Insurance Program effective April 1, 2011	Incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on June 19, 2012.

21	List of Subsidiaries.	Filed with this report.

23	Consent of Independent Registered Public Accounting Firm.	Filed with this report.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

Exhibit No.	Description	Reference

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.

101.INS	XBRL Instance Document.	Filed with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed with this report.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with this report.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with this report.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with this report.
_________________________
* The Company hereby agrees to provide the Commission upon request copies of any omitted exhibits or schedules to this exhibit required by Item 601(b)(2) of Regulation S-K.

** Management contract or compensatory plan or arrangement.

The Company agrees to furnish to the Commission, upon request, a copy of each instrument with respect to which there are outstanding issues of unregistered long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.