Form 10-Q
period 2013-03-31
BARNES GROUP INC
filed 2013-04-29
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

The registrant had outstanding 53,745,549 shares of common stock as of April 24, 2013.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended March 31, 2013

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” under Part I - Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2013	2012
Net sales	$263,545	$222,795

Cost of sales	177,715	160,421
Selling and administrative expenses	60,875	37,756
	238,590	198,177
Operating income	24,955	24,618

Interest expense	4,357	2,368
Other expense (income), net	966	859
Income from continuing operations before income taxes	19,632	21,391
Income taxes	4,199	3,801
Income from continuing operations	15,433	17,590
(Loss) income from discontinued operations, net of income taxes of $183 and $3,004 respectively (Note 2)	(1,961)	4,617
Net income	$13,472	$22,207

Per common share:
Basic:
Income from continuing operations	$0.29	$0.33
(Loss) income from discontinued operations, net of income taxes	(0.04)	0.08
Net income	$0.25	$0.41
Diluted:
Income from continuing operations	$0.28	$0.32
(Loss) income from discontinued operations, net of income taxes	(0.04)	0.08
Net income	$0.24	$0.40
Dividends	$0.10	$0.10

Weighted average common shares outstanding:
Basic	54,739,465	54,805,636
Diluted	55,524,560	55,455,579

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2013	2012
Net income	$13,472	$22,207
Other comprehensive (loss) income, net of tax
Unrealized gain on hedging activities, net of tax (1)	427	236
Foreign currency translation adjustments, net of tax (2)	(14,505)	14,709
Defined benefit pension and other postretirement benefits, net of tax (3)	2,410	1,205
Total other comprehensive (loss) income, net of tax	(11,668)	16,150
Total comprehensive income	$1,804	$38,357

(1) Net of tax of $188 and $84 for the three months ended March 31, 2013 and 2012, respectively.

(2) Net of tax of $(101) and $717 for the three months ended March 31, 2013 and 2012, respectively.

(3) Net of tax of $2,838 and $1,017 for the three months ended March 31, 2013 and 2012, respectively.

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$99,872	$86,356
Accounts receivable, less allowances (2013 - $2,050; 2012 - $2,858)	226,744	253,202
Inventories	179,142	226,220
Deferred income taxes	12,968	33,906
Assets held for sale	241,311	—
Prepaid expenses and other current assets	17,682	18,856
Total current assets	777,719	618,540

Deferred income taxes	46,955	29,961

Property, plant and equipment	581,964	634,464
Less accumulated depreciation	(368,124)	(401,367)
	213,840	233,097

Goodwill	439,240	579,905
Other intangible assets, net	375,663	383,972
Other assets	22,191	23,121
Total assets	$1,875,608	$1,868,596

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$12,539	$3,795
Accounts payable	85,227	99,037
Accrued liabilities	72,786	96,364
Liabilities held for sale	23,809	—
Long-term debt - current	53,781	699
Total current liabilities	248,142	199,895

Long-term debt	604,370	642,119
Accrued retirement benefits	158,455	159,103
Deferred income taxes	47,809	48,707
Other liabilities	18,437	18,654

Commitments and contingencies (Note 14)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2013 - 59,489,205 shares; 2012 - 59,202,029 shares)	595	592
Additional paid-in capital	348,158	332,588
Treasury stock, at cost (2013 - 5,497,079 shares; 2012 - 4,999,556 shares)	(113,333)	(99,756)
Retained earnings	641,395	633,446
Accumulated other non-owner changes to equity	(78,420)	(66,752)
Total stockholders' equity	798,395	800,118
Total liabilities and stockholders' equity	$1,875,608	$1,868,596

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$13,472	$22,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,499	13,063
Amortization of convertible debt discount	582	537
Gain on disposition of property, plant and equipment	(54)	(97)
Stock compensation expense	12,657	2,100
Withholding taxes paid on stock issuances	(720)	(683)
Loss on the sale of businesses	—	767
Changes in assets and liabilities:
Accounts receivable	(16,347)	(1,512)
Inventories	(968)	1,091
Prepaid expenses and other current assets	(235)	(2,272)
Accounts payable	7,144	(672)
Accrued liabilities	(16,679)	(29,379)
Deferred income taxes	485	3,852
Long-term retirement benefits	801	(2,708)
Other	1,020	25
Net cash provided by operating activities	17,657	6,319

Investing activities:
Proceeds from disposition of property, plant and equipment	44	135
Payments related to the sale of businesses, net	—	(363)
Capital expenditures	(10,050)	(7,281)
Other	(1,420)	(1,418)
Net cash used by investing activities	(11,426)	(8,927)

Financing activities:
Net change in other borrowings	8,737	(6,688)
Payments on long-term debt	(6,245)	(13,135)
Proceeds from the issuance of long-term debt	21,000	49,000
Proceeds from the issuance of common stock	2,677	3,324
Common stock repurchases	(12,856)	(11,141)
Dividends paid	(5,443)	(5,459)
Excess tax benefit on stock awards	506	1,227
Other	(53)	(65)
Net cash provided by financing activities	8,323	17,063

Effect of exchange rate changes on cash flows	(1,038)	529
Increase in cash and cash equivalents	13,516	14,984
Cash and cash equivalents at beginning of period	86,356	62,505
Cash and cash equivalents at end of period	$99,872	$77,489

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data.)
(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income, comprehensive income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2012 has been derived from the 2012 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

In the first quarter of 2013, the Company entered into a definitive agreement to sell its Barnes Distribution North America business ("BDNA") to MSC Industrial Direct Co., Inc. ("MSC") for $550,000, subject to certain working capital and post closing adjustments. All previously reported financial information has been adjusted on a retrospective basis to reflect BDNA results as discontinued operations in the consolidated statements of income. The Company classified the business as "held for sale" on the consolidated balance sheets as of March 31, 2013. The Company completed the sale of BDNA on April 22, 2013. See Note 2 and Note 16.

Additionally, in the first quarter of 2013, the Company changed its organizational structure to align its strategic business units into two reportable business segments: Aerospace and Industrial. The Company has transferred the Associated Spring Raymond business ("Raymond"), its remaining business within the former Distribution segment, to the Industrial segment. Raymond sells, among other products, springs that are manufactured by one of the Industrial businesses. All previously reported financial information has been adjusted on a retrospective basis to reflect the segment realignment. See Note 13.

In the third quarter of 2012, the Company completed its acquisition of Synventive Molding Solutions. The acquisition has been integrated into the Industrial segment. See Note 3.

2. Discontinued Operations

Barnes Distribution Europe

On December 30, 2011, the Company sold substantially all of the assets of its Barnes Distribution Europe ("BDE") business to Berner SE (the "Purchaser") in a cash transaction pursuant to the terms of a Share and Asset Purchase Agreement ("SPA") among the Company, the Purchaser, and their respective relevant subsidiaries. The Company received gross proceeds of $33,358, which represented the initial stated purchase price, and yielded net cash proceeds of $22,492 after consideration of cash sold, transaction costs paid and closing adjustments. The final amount of proceeds from the sale of the BDE business was subject to post-closing adjustments that were reflected in discontinued operations in periods subsequent to the disposition. The loss from operations of discontinued businesses for the quarter ended March 31, 2013 includes a final settlement to a retained liability related to BDE.

As required by the terms of the SPA, the Company was required to place €9,000 of the proceeds in escrow to be used for any settlement of general representation and warranty claims. Absent a breach of warranty claim, the funds would be released from escrow on August 31, 2012 unless there were any then pending claims. Cash related to a pending claim would remain in escrow until a final determination of the claim had been made. On August 17, 2012, the Purchaser provided a notice of breach of various warranties to the Company.  The Company rejected the Purchaser's notice and demanded release of the full escrow effective August 31, 2012.  The Purchaser refused to release the full escrow, and only €3,900 plus interest was released whereas €5,100 ($6,537 at March 31, 2013) plus interest remains in escrow. The Company objected to the retention of the escrow and expects to prevail in this matter. The Company has recorded the restricted cash in other assets at March 31, 2013 and December 31, 2012.

Barnes Distribution North America

On February 22, 2013, the Company and MSC entered into an Asset Purchase Agreement ("APA") pursuant to which MSC would acquire BDNA. The APA provided that MSC would pay the Company $550,000 as consideration for the acquisition of BDNA, subject to certain working capital and post closing adjustments. In the first quarter of 2013, the Company classified the business as "held for sale". The results of BDNA have been segregated and presented as discontinued operations in the consolidated statements of income. The Company completed the sale of BDNA on April 22, 2013.

The following amounts related to BDE and BDNA were derived from historical financial information. The amounts have been segregated from continuing operations and reported as discontinued operations within the consolidated financial statements:

	Three months ended March 31,
	2013	2012
Net sales	$75,821	$80,301
(Loss) income before income taxes	(1,778)	8,401
Income tax expense	183	3,017
(Loss) income from operations of discontinued businesses, net of income taxes	(1,961)	5,384
Loss on transaction	—	(780)
Income tax benefit on loss on sale	—	13
Loss on the sale of businesses	—	(767)
(Loss) income from discontinued operations, net of income taxes	$(1,961)	$4,617

The BDNA assets and liabilities held for sale will be sold or otherwise disposed of and are comprised of the following:

Assets
Accounts receivable, less allowance of $801	$38,752
Inventories	47,408
Prepaid expenses and other current assets	2,179
Property, plant and equipment, net	17,861
Goodwill	134,715
Other assets	396
Assets held for sale	$241,311

Liabilities
Accounts payable	$20,676
Accrued liabilities	2,964
Accrued retirement benefits	66
Other liabilities	103
Liabilities held for sale	$23,809

3. Acquisition

During 2012, the Company completed the acquisition of Synventive Molding Solutions (“Synventive”) by acquiring all of the issued and outstanding shares of capital stock of Synventive Acquisition Inc., a Delaware corporation. The following table reflects the unaudited pro forma operating results of the Company for the three months ended March 31, 2012, which gives effect to the acquisition of Synventive as if it had occurred on January 1, 2011. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2011, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and Synventive adjusted for certain items including depreciation and amortization expense associated with the assets acquired and the Company’s expense related to financing arrangements, with the related tax effects. The pro forma information does not include the effects of any synergies or cost reduction initiatives related to the acquisition.

(Unaudited Pro Forma) Three months ended March 31, 2012
Net sales	$262,120
Income from continuing operations	18,897
Net income	23,514

Per common share:
Basic:
Income from continuing operations	$0.35
Net income	$0.43
Diluted:
Income from continuing operations	$0.34
Net income	$0.42

4. Net Income Per Common Share

For the purpose of computing diluted income from continuing operations and net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans and convertible senior subordinated notes. For the purpose of computing diluted income from continuing operations and net income per common share, the weighted-average number of common shares was increased by 785,095 and 649,943 for the three-month periods ended March 31, 2013 and 2012, respectively, to account for the potential dilutive effect of stock-based incentive plans. There were no adjustments to income from continuing operations or net income for the purposes of computing income available to common stockholders for those periods.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three month periods ended March 31, 2013 and 2012, the Company excluded 366,349 and 307,113 stock options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options would have been anti-dilutive.

The Company granted 130,600 stock options, 161,295 restricted stock unit awards and 135,055 performance share awards in February 2013 as part of its annual grant awards. All of the stock options and the restricted stock unit awards vest upon meeting certain service conditions. The restricted stock unit awards are included in basic average common shares outstanding as they contain nonforfeitable rights to dividend payments. The performance share awards are part of a long-term Relative Measure program, which is designed to assess the Company's performance relative to the performance of companies included in the Russell 2000 Index over the three-year term of the program ending December 31, 2015. The performance goals are independent of each other and based on three metrics: the Company's total shareholder return ("TSR"), basic earnings per share growth and operating income before depreciation and amortization growth (weighted equally). The participants can earn from zero to 250% of the target award and the award includes a forfeitable right to dividend equivalents, which are not included in the aggregate target award numbers. The fair value of the TSR portion of the performance share awards was determined using a Monte Carlo valuation method as the award contains a market condition.

In the first quarter of 2013, the Board of Directors of the Company approved a Transition and Resignation Agreement (the "Agreement") for its former Chief Executive Officer (“Former CEO”) in connection with his resignation of the CEO role and his assumption of a Vice Chairman role. The Agreement provides that, in exchange for the Former CEO's delivery of an effective release of claims, his adherence to certain restrictive covenants, and the successful provision of transition services, including with regard to certain equity grants, the successful sale of the Barnes Distribution North America business, the Former CEO's outstanding equity awards are modified to increase the post-termination exercise period for stock options until the earlier of ten years from the date of grant or five years from the retirement date and made non-forfeitable all outstanding stock options, restricted stock units awards and performance share awards that remained unvested on the day of his agreed to resignation date from the company.  The original vesting dates of the equity awards serve as the delivery dates and the performance metrics continue to apply to the performance share awards. The Company recorded $10,492 of stock compensation expense in the first quarter of 2013 as a result of the modifications.

The 3.375% convertible senior subordinated notes due in March 2027 (the “Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of March 31, 2013 was approximately $28.31 per share of common stock. The dilutive effect of the Notes is determined based on the average closing price of the Company's stock for the last 30 trading days of the quarter as compared to the conversion price of the Notes. Under the net share settlement method, there were no potential shares issuable under the Notes as the Notes would have been anti-dilutive for the three-month periods ended March 31, 2013 and 2012.

5. Inventories

The components of inventories consisted of:

	March 31, 2013	December 31, 2012
Finished goods	$73,974	$126,139
Work-in-process	61,495	56,186
Raw material and supplies	43,673	43,895
	$179,142	$226,220
As of March 31, 2013, BDNA held inventories of $47,408 which is included in assets held for sale in the accompanying consolidated balance sheet as of March 31, 2013. See Note 2.

6. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended March 31, 2013:

	Aerospace	Industrial	Other	Total Company
January 1, 2013	$30,786	$414,244	$134,875	$579,905
Transfer to assets held for sale	—	—	(134,715)	(134,715)
Foreign currency translation	—	(5,790)	(160)	(5,950)
March 31, 2013	$30,786	$408,454	$—	$439,240

In the first quarter of 2013, the Company realigned its reportable business segments by transferring the Associated Spring Raymond business ("Raymond"), its remaining business within the former Distribution segment, to the Industrial segment. The goodwill related to BDNA ("BDNA goodwill"), also a business within the former Distribution segment, was $134,875 at December 31, 2012. At March 31, 2013, the BDNA goodwill was included within assets held for sale on the consolidated balance sheet. See Note 2. The BDNA and Raymond businesses represent individual reporting units as of December 31, 2012 and March 31, 2013.

Other Intangible Assets:
Other intangible assets consisted of:

		March 31, 2013		December 31, 2012
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs (RSPs)	Up to 30	$293,700	$(57,313)	$293,700	$(54,638)
Customer lists/relationships	10-15	91,306	(12,088)	102,806	(21,727)
Patents and technology	7-14	41,972	(9,261)	41,972	(7,758)
Trademarks/trade names	5-30	11,950	(6,930)	12,750	(7,497)
Other	Up to 15	12,692	(7,202)	12,692	(6,927)
		451,620	(92,794)	463,920	(98,547)
Unamortized intangible asset:
Trade name		10,000		10,000

Foreign currency translation		6,837	—	8,599	—
Other intangible assets		$468,457	$(92,794)	$482,519	$(98,547)
Gross amounts of $11,500 and $800 that were included within customer lists and trademarks, respectively, at December 31, 2012, were related to BDNA, and are therefore classified within assets held for sale as of March 31, 2013. The gross amounts were fully amortized at March 31, 2013.
Estimated amortization of intangible assets for future periods is as follows: 2013 - $24,000 ; 2014 - $24,000; 2015 - $24,000; 2016 - $23,000 and 2017 - $24,000.
7. Debt

The Company's debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios. The Company is in compliance with its debt covenants as of March 31, 2013, and closely monitors its future compliance based on current and anticipated future economic conditions.

Long-term debt and notes and overdrafts payable at March 31, 2013 and December 31, 2012 consisted of:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.375% Convertible Notes	$55,636	$61,240	$55,636	$57,977
Unamortized debt discount – 3.375% Convertible Notes	(2,540)	—	(3,122)	—
Revolving credit agreement	604,100	614,965	589,200	599,172
Borrowings under lines of credit and overdrafts	12,095	12,095	3,380	3,380
Foreign bank borrowings	810	812	945	947
Other	589	587	574	574
	670,690	689,699	646,613	662,050
Less current maturities	(66,320)		(4,494)
Long-term debt	$604,370		$642,119

The 3.375% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. The note holders may also require the Company to redeem some or all of the notes at their par value on March 15th of 2014, 2017 and 2022. As such, the balance of these Notes of $53,096 ($55,636 par value) and the related deferred tax balances are classified as current in the accompanying balance sheet as of March 31, 2013. The 3.375% Convertible Notes are also eligible for conversion upon meeting certain conditions as provided in the indenture agreement. The eligibility for conversion is determined quarterly. During the first quarter of 2013, the 3.375% Convertible Notes were not eligible for conversion. During the second quarter of 2013, the 3.375% Convertible Notes will not be eligible for conversion. The fair value of the Notes was determined using quoted market prices that represent Level 2 observable inputs.

The Company maintains an amended and restated revolving credit agreement (the "Credit Agreement") with Bank of America, N.A. as the administrative agent. The $750,000 Credit Agreement matures in September 2016. Borrowings under the Credit Agreement bear interest at LIBOR plus a spread ranging from 1.10% to 1.70%. The fair value of the borrowings is based on observable Level 2 inputs using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

In addition, the Company has available approximately $15,000 in uncommitted short-term bank credit lines ("Credit Lines"), of which $11,200 was borrowed at March 31, 2013 at an interest rate of 2.16% and $2,800 was borrowed at December 31, 2012 at an interest rate of 2.16%. The Company had also borrowed $895 and $580 under overdraft facilities at March 31, 2013 and December 31, 2012, respectively. Repayments under the Credit Lines are due within 7 days after being borrowed. Repayments of the overdrafts are generally due within 2 days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

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

The Company also uses financial instruments to hedge its exposures to fluctuations in foreign currency exchange rates. The Company has various contracts outstanding which primarily hedge recognized assets or liabilities, and anticipated transactions in various currencies including the British pound sterling, U.S. dollar, Euro, Singapore dollar, Swedish kroner and Swiss franc. Certain foreign currency derivative instruments are treated as cash flow hedges of forecasted transactions.  All foreign exchange contracts are due within two years.

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

The following table sets forth the fair value amounts of derivative instruments held by the Company.

	March 31, 2013		December 31, 2012
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(1,551)	$—	$(1,818)
Foreign exchange contracts	1,293	—	945	—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	35	(1,609)	2,370	(152)
Total derivatives	$1,328	$(3,160)	$3,315	$(1,970)

Asset derivatives are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Liability derivatives related to interest rate contracts and foreign exchange contracts are recorded in other liabilities and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

The following table sets forth the gain, net of tax, recorded in accumulated other non-owner changes to equity for the three-month periods ended March 31, 2013 and 2012 for derivatives held by the Company and designated as hedging instruments.

	Three months ended March 31,
	2013	2012
Cash flow hedges:
Interest rate contracts	$156	$—
Foreign exchange contracts	271	236
	$427	$236

Amounts included within accumulated other non-owner changes to equity that were reclassified to expense during the first three months of 2013 related to the interest rate swaps resulted in a fixed rate of interest of 1.03% plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings. The amounts reclassified for the foreign exchange contracts were not material in any period presented. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the three months ended March 31, 2013 and 2012.

The following table sets forth the (losses) gains recorded in other expense (income), net in the consolidated statements of income for the three month periods ended March 31, 2013 and 2012 for non-designated derivatives held by the Company. Such amounts were substantially offset by gains (losses) recorded on the underlying hedged asset or liability.

	Three months ended March 31,
	2013	2012
Foreign exchange contracts	$(3,906)	$1,057

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

Level 3	Unobservable inputs for the asset or liability

The following table provides the financial assets and financial liabilities reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Asset derivatives	$1,328	$—	$1,328	$—
Liability derivatives	(3,160)	—	(3,160)	—
Bank acceptances	3,151	—	3,151	—
Rabbi trust assets	1,896	1,896	—	—
	$3,215	$1,896	$1,319	$—

December 31, 2012
Asset derivatives	$3,315	$—	$3,315	$—
Liability derivatives	(1,970)	—	(1,970)	—
Bank acceptances	3,441	—	3,441	—
Rabbi trust assets	1,831	1,831	—	—
	$6,617	$1,831	$4,786	$—

The derivative contracts are valued using observable current market information as of the reporting date such as the prevailing LIBOR-based and U.S. treasury interest rates and foreign currency spot and forward rates. Bank acceptances represent financial instruments accepted from certain Chinese customers in lieu of cash paid on receivables, generally range from 3 to 6 months in maturity and are guaranteed by banks. The carrying amounts of the bank acceptances, which are included within prepaid expenses and other current assets, approximate fair value due to their short maturities. The fair values of rabbi trust assets are based on quoted market prices from various financial exchanges.

10. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three months ended March 31,
Pensions	2013	2012
Service cost	$1,984	$1,613
Interest cost	4,987	5,322
Expected return on plan assets	(8,276)	(8,033)
Amortization of prior service cost	203	211
Recognized losses	4,075	2,759
Curtailment loss	199	—
Net periodic benefit cost	$3,172	$1,872

	Three months ended March 31,
Other Postretirement Benefits	2013	2012
Service cost	$77	$77
Interest cost	543	680
Amortization of prior service credit	(395)	(396)
Recognized losses	290	286
Net periodic benefit cost	$515	$647

The curtailment loss during the first quarter of 2013 relates to the defined benefit pension plans that were impacted by the planned sale of BDNA. The Company also expects that its defined benefit pension and other post retirement benefit plans may be impacted by curtailments and settlements related to the sale of BDNA during the second quarter of 2013. See Note 2.

The Company contributes to a multi-employer defined benefit pension plan under the terms of a collective bargaining agreement. This multi-employer plan provides pension benefits to certain union-represented employees at BDNA. The Company has determined that a withdrawal from this multi-employer plan, following its entry into a definitive agreement to sell BDNA, is probable. The Company has estimated that its assessment of a withdrawal liability, on a pre-tax discounted basis, is $2,788. The expense has been recorded within discontinued operations.

11. Income Taxes

The Company's effective tax rate from continuing operations for the first quarter of 2013 was 21.4% compared with 17.8% in the first quarter of 2012 and 13.5% for the full year 2012. The increase in the first quarter 2013 effective tax rate from the full year 2012 rate of 13.5% is due to the absence of the 2012 reversal of certain foreign valuation allowances and tax rate decreases in certain foreign jurisdictions, the increase in the Company's Swedish effective tax rate and the projected change in the mix of earnings attributable to higher-taxing jurisdictions or jurisdictions where losses cannot be benefited in 2013.

The Company was previously awarded a number of multi-year Pioneer tax status certificates (the "certificates") by the Ministry of Trade and Industry in Singapore. No certificates are scheduled to expire in 2013.

12. Changes in Accumulated Other Comprehensive Income by Component

The following table sets forth the changes in accumulated other comprehensive income by component for the period ended March 31, 2013:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2013	$(432)	$(146,441)	$80,121	$(66,752)
Other comprehensive income before reclassifications to consolidated statements of income	525	(388)	(14,505)	(14,368)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	(98)	2,798	—	2,700
Net current-period other comprehensive income	427	2,410	(14,505)	(11,668)
March 31, 2013	$(5)	$(144,031)	$65,616	$(78,420)

The following table sets forth the reclassifications out of accumulated other comprehensive income by component for the period ended March 31, 2013:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Gains and losses on cash flow hedges
Interest rate contracts	$(199)	Interest expense
Foreign exchange contracts	284	Net sales
	85	Total before tax
	13	Tax benefit
	$98	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service credits	$192	(A)
Amortization of actuarial losses	(4,365)	(A)
Curtailment	(199)	(A)
	(4,372)	Total before tax
	1,574	Tax benefit
	(2,798)	Net of tax
Total reclassifications in the period	$(2,700)

(A) These accumulated other comprehensive income components are included within the computation of net periodic pension cost. See Note 10.

13. Information on Business Segments

The Company is organized based upon the nature of its products and services. Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The Company has not aggregated operating segments for purposes of identifying reportable segments.

In the first quarter of 2013, the Company changed its organizational structure to align its strategic business units into two reportable segments: Aerospace and Industrial. The Company has transferred the Associated Spring Raymond business ("Raymond"), its remaining business within the former Distribution segment, to the Industrial segment. Raymond sells, among other products, springs that are manufactured by one of the Industrial businesses. All previously reported financial information has been adjusted on a retrospective basis to reflect the segment realignment.

The Aerospace segment produces precision-machined and fabricated components and assemblies for original equipment manufacturers (“OEM”) of commercial jet engines, airframes and industrial gas turbines throughout the world, and for the military. Aerospace also provides jet engine component overhaul and repair services for many of the world's major jet engine manufacturers, commercial airlines and the military. In addition, Aerospace manufactures and provides aerospace aftermarket spare parts. The Industrial segment is a global supplier of high quality manufactured precision components for critical applications, and a leading designer and manufacturer of highly engineered and customized hot runner systems and components, serving diverse industrial end-markets such as transportation, energy, electronics, medical devices and consumer products. The Industrial segment also participates in the design, assembly and distribution of engineered supplies for the global industrial base.

The following tables, adjusted on a retrospective basis to reflect the segment alignment, set forth information about the Company's operations by its two reportable segments:

	Three months ended March 31,
	2013	2012
Net sales
Aerospace	$98,045	$97,250
Industrial	165,502	125,545
Intersegment sales	(2)	—
Total net sales	$263,545	$222,795

Operating profit
Aerospace	$10,346	$12,654
Industrial	14,609	11,964
Total operating profit	24,955	24,618
Interest expense	4,357	2,368
Other expense (income), net	966	859
Income from continuing operations before income taxes	$19,632	$21,391

	March 31, 2013	December 31, 2012
Assets
Aerospace	$531,920	$533,465
Industrial	907,505	907,124
Other (A)	436,183	428,007
Total assets	$1,875,608	$1,868,596

(A) "Other" assets include corporate-controlled assets, the majority of which are cash and deferred tax assets, as well as the assets of BDNA which are classified as held for sale in the accompanying consolidated balance sheet as of March 31, 2013. See Note 2.

14. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not material as of March 31, 2013 and December 31, 2012.

The Company was named in a lawsuit arising out of an alleged breach of contract and implied warranty by a customer of Toolcom Suppliers Limited (“Toolcom”), a business previously included within the former Logistics and Manufacturing Services segment, related to the sale of certain products prior to the Company’s 2005 acquisition of Toolcom. In 2006, the plaintiff filed the lawsuit in civil court in Scotland and asserted that certain products sold were not fit for a particular use. The Company settled the lawsuit during the first quarter of 2013 with an outcome that did not have a material effect on the consolidated financial statements. The final settlement expense is included within the loss from operations of discontinued businesses in the consolidated statements of income for the quarter ended March 31, 2013.

Income Taxes

On April 16, 2013, the United States Tax Court rendered an unfavorable decision in the matter Barnes Group Inc. and Subsidiaries v. Commissioner of Internal Revenue (“April 2013 Tax Court Decision”). The Tax Court rejected the Company's objections and imposed penalties. The case involved IRS proposed adjustments of approximately $16,500, plus a 20% penalty and interest for the tax years 1998, 2000 and 2001. The proposed IRS cash tax assessment (after utilization of a portion of the Company's existing net operating losses) is estimated to be approximately $13,000 including penalties and interest.

The case arose out of an Internal Revenue Service (“IRS”) audit for the tax years 2000 through 2002. The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries. The Company filed an administrative protest of these adjustments.  In the third quarter of 2009, the Company was informed that its protest was denied and a tax assessment was received from the Appeals Office of the IRS.  Subsequently, in November 2009, the Company filed a petition against the IRS in the United States Tax Court, contesting the tax assessment. A trial was held and all briefs were filed in 2012. In April 2013 the Tax Court Decision was then issued rendering an unfavorable decision against the Company and imposing penalties.

The Company expects the Tax Court to enter an order reflecting the tax assessment, interest and penalties due (“Court Approved Assessment”) in the second quarter 2013. Following entry of that order, both parties have 90 days to decide whether or not to appeal the April 2013 Tax Court Decision. At the end of the 90 day period, or earlier if an appeal is filed by the Company, the Court Approved Assessment becomes due.

The Company continues to believe that its tax position is correct and the Company is evaluating its options including an appeal of the decision. The April Tax Court Decision is not expected to have a material effect on the Company's consolidated financial position, but could be material to both the consolidated results of operations and cash flows in any one period. The Company now expects the cash flows to be negatively impacted by approximately $13,000 in the third quarter of 2013 in connection with the Court Approved Assessment. In addition, in the second quarter of 2013, following the Company's evaluation, the Company could record an income tax charge of up to approximately $20,000 and a reduction in its deferred tax assets to reflect the utilization of a portion of the Company's net operating loss carryforwards.

15. Accounting Changes
In February 2013, the Financial Accounting Standards Board amended its guidance related to the presentation of other comprehensive income. The amended guidance requires that companies present information related to reclassification adjustments from accumulated other comprehensive income in their consolidated financial statements within a single note or on the face of the financial statements. The Company has adopted the provisions of the amended accounting standard within Note 12.

16. Subsequent Event

On April 22, 2013, the Company completed the previously announced sale of BDNA to MSC pursuant to the terms of the Asset Purchase Agreement dated February 22, 2013 (the "APA") between the Company and MSC. Pursuant to the terms of the APA, the total cash consideration paid for BDNA was approximately $550,000, subject to certain working capital and post closing adjustments set forth in the APA. The after-tax proceeds and net gain on sale from the transaction are expected to be approximately $400,000 and $200,000, respectively. Taxes will be payable during 2013. The Credit Facility does not require that the Company use the proceeds from the sale of BDNA to reduce its outstanding borrowings. The Company will utilize a portion of the proceeds to reduce debt, repurchase common shares, invest in profitable growth initiatives including potential acquisitions, and for general corporate purposes. In April 2013, the Company initially utilized approximately $480,000 to reduce borrowings under the Credit Facility.

On April 16, 2013, the United States Tax Court rendered an unfavorable decision in a case against the Company. See Note 14.
__________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month periods ended March 31, 2013 and 2012, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 29, 2013 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of March 31, 2013 and the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2013 and March 31, 2012 and the consolidated statements of cash flows for the three-month periods ended March 31, 2013 and March 31, 2012. This interim financial information is the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of income and comprehensive income, of changes in stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP Hartford, Connecticut
April 29, 2013

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Please refer to the Overview in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The Annual Report on Form 10-K and other documents related to the Company are located on the Company's website: www.bginc.com.

In the first quarter of 2013, the Company entered into a definitive agreement to sell its Barnes Distribution North America Business ("BDNA") to MSC Industrial Direct Co., Inc. ("MSC") for $550.0 million, subject to certain working capital and post closing adjustments. All previously reported financial information has been adjusted on a retrospective basis to reflect BDNA results as discontinued operations. The Company completed the sale of BDNA on April 22, 2013.

Additionally, in the first quarter of 2013, the Company changed its organizational structure to align its strategic business units into two reportable business segments: Aerospace and Industrial. The Company has transferred the Associated Spring Raymond business ("Raymond"), its remaining business within the former Distribution segment, to the Industrial segment. Raymond sells, among other products, springs that are manufactured by one of the Industrial businesses. All previously reported financial information has been adjusted on a retrospective basis to reflect the segment realignment.

Aerospace

Aerospace produces precision-machined and fabricated components and assemblies for original equipment manufacturers ("OEM") of commercial jet engines, airframes, and industrial gas turbines throughout the world, and for the military. Aerospace also provides jet engine component overhaul and repair ("MRO") services for many of the world's major jet engine manufacturers, commercial airlines and the military. MRO activities include the manufacture and delivery of aerospace aftermarket spare parts, participation in revenue sharing programs (“RSPs”) under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program, and component repairs.

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

Aerospace's MRO business competes with aerospace OEMs, service centers of major commercial airlines, and other independent service companies for the repair and overhaul of turbine engine components. The manufacturing and supply of aerospace aftermarket spare parts, including those related to the RSPs, are dependent upon the reliable and timely delivery of high-quality components. Aerospace's aftermarket facilities, located in Connecticut, Ohio and Singapore, specialize in the repair and refurbishment of highly engineered components and assemblies such as cases, rotating air seals, shrouds and honeycomb air seals.

Industrial

Industrial is a global manufacturer of highly-engineered, high-quality, precision parts, products and systems for critical applications serving a diverse customer base in end-markets such as transportation, energy, electronics, medical devices, and consumer products. Focused on custom solutions, Industrial participates in the design phase of components and assemblies whereby the customers receive the benefits of application and systems engineering, new product development, testing and evaluation, and the manufacturing of final products.

Industrial designs and manufactures customized hot runner systems and components - the enabling technology for many complex injection molding applications. It is a leading manufacturer and supplier of precision mechanical products, including precision mechanical springs, compressor reed valves and nitrogen gas products. Industrial also manufactures high-precision punched and fine-blanked components used in transportation and industrial applications, nitrogen gas springs and manifold systems used to precisely control stamping presses, and retention rings that position parts on a shaft or other axis. Industrial is equipped to produce virtually every type of precision spring, from fine hairsprings for electronics and instruments to large heavy-duty springs for machinery.

Industrial competes with a broad base of large and small companies engaged in the manufacture and sale of custom metal components and assemblies and competes on the basis of quality, service, reliability of supply, engineering and technical capability, geographic reach, product breadth, innovation, design, and price. Products are sold primarily through its direct sales force and a network of global distribution channels.

Industrial has manufacturing, sales, assembly, and distribution operations in the United States, Brazil, Canada, China, Czech Republic, France, Germany, India, Italy, Japan, Mexico, Netherlands, Portugal, Singapore, Slovakia, South Korea, Spain, Sweden, Switzerland, Thailand, Turkey and the United Kingdom.

First Quarter 2013 Highlights

In February 2013, the Company entered into a definitive agreement to sell BDNA to MSC for $550.0 million, subject to certain working capital and post closing adjustments. All previously reported financial information has been adjusted on a retrospective basis to reflect BDNA results as discontinued operations. The Company completed the sale of BDNA on April 22, 2013.

In the first quarter of 2013, sales increased by $40.8 million, or 18.3% from the first quarter of 2012, to $263.5 million. This increase was driven primarily by a $40.3 million sales contribution from the Synventive business. Organic sales increased by $1.9 million, or 0.9%, with growth at both the Aerospace and Industrial segments. Foreign currency translation decreased sales by approximately $1.4 million as the U.S. dollar strengthened against foreign currencies.

Operating income in the first quarter of 2013 increased 1.4% to $25.0 million from the first quarter of 2012 and operating income margin decreased from 11.0% to 9.5%. Operating income benefited primarily from the profit contribution of the Synventive business, productivity improvements and favorable pricing, partially offset by non-recurring stock compensation expenses of $10.5 million related to the modification of outstanding equity awards granted to the former Chief Executive Officer ("CEO transition costs").

RESULTS OF OPERATIONS

Net Sales

	Three months ended March 31,
(in millions)	2013	2012	Change
Aerospace	$98.0	$97.3	$0.8	0.8%
Industrial	165.5	125.5	40.0	31.8%
Intersegment sales	—	—	—	—%
Total	$263.5	$222.8	$40.8	18.3%

The Company reported net sales of $263.5 million in the first quarter of 2013, an increase of $40.8 million or 18.3%, from the first quarter of 2012. The acquisition of Synventive in 2012 provided $40.3 million of net sales during the first quarter of 2013. Organic sales increased by $1.9 million, which included an increase of $0.8 million at Aerospace and an increase of $1.1 million at Industrial. The strengthening of the U.S. dollar against foreign currencies decreased net sales by approximately $1.4 million.

Expenses and Operating Income

	Three months ended March 31,
(in millions)	2013	2012	Change
Cost of sales	$177.7	$160.4	$17.3	10.8%
% sales	67.4%	72.0%
Gross profit (1)	$85.8	$62.4	$23.5	37.6%
% sales	32.6%	28.0%
Selling and administrative expenses	$60.9	$37.8	$23.1	61.2%
% sales	23.1%	16.9%
Operating income	$25.0	$24.6	$0.3	1.4%
% sales	9.5%	11.0%
(1) - Sales less cost of sales.

Cost of sales in the first quarter of 2013 increased 10.8% from the 2012 period, while gross profit margin increased from 28.0% in the 2012 period to 32.6% in the 2013 period. Gross margins declined at Aerospace and improved at Industrial. The acquisition of Synventive resulted in a higher percentage of sales, as well as higher gross profit as a percentage of sales, being driven by Industrial. Selling and administrative expenses in the first quarter of 2013 increased 61.2% from the 2012 period due primarily to the incremental operations of Synventive and CEO transition costs of $10.5 million. As a percentage of sales, selling and administrative costs increased from 16.9% in the first quarter of 2012 to 23.1% in the 2013 period. Operating income in the first quarter of 2013 increased 1.4% to $25.0 million from the first quarter of 2012 and operating income margin decreased from 11.0% to 9.5%.

Interest expense
Interest expense increased by $2.0 million in the first quarter of 2013 compared to the prior year amount, primarily a result of higher borrowings under the variable rate credit facility (the “Credit Facility”) used to fund the acquisition of Synventive.

Other expense (income), net
Other expense (income), net in the first quarter of 2013 was $1.0 million compared to $0.9 million in the first quarter of 2012.

Income Taxes
The Company's effective tax rate from continuing operations for the first quarter of 2013 was 21.4% compared with 17.8% in the first quarter of 2012 and 13.5% for the full year 2012. The increase in the first quarter 2013 effective tax rate from the full year 2012 rate of 13.5% is due to the absence of the 2012 reversal of certain foreign valuation allowances and tax rate decreases in certain foreign jurisdictions, the increase in the Company's Swedish effective tax rate and the projected change in the mix of earnings attributable to higher-taxing jurisdictions or jurisdictions where losses cannot be benefited in 2013.

The Company was previously awarded a number of multi-year Pioneer tax status certificates (the "certificates") by the Ministry of Trade and Industry in Singapore. No certificates are scheduled to expire in 2013.

On April 16, 2013, the United States Tax Court rendered an unfavorable decision in the matter Barnes Group Inc. and Subsidiaries v. Commissioner of Internal Revenue (“April 2013 Tax Court Decision”). The Tax Court rejected the Company's objections and imposed penalties. The case involved IRS proposed adjustments of approximately $16.5 million, plus a 20% penalty and interest for the tax years 1998, 2000 and 2001. The proposed IRS cash tax assessment (after utilization of a portion of the Company's existing net operating losses) is estimated to be approximately $13.0 million including penalties and interest.

The case arose out of an Internal Revenue Service (“IRS”) audit for the tax years 2000 through 2002. The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries. The Company filed an administrative protest of these adjustments.  In the third quarter of 2009, the Company was informed that its protest was denied and a tax assessment was received from the Appeals Office of the IRS.  Subsequently, in November 2009, the Company filed a petition against the IRS in the United States Tax Court, contesting the tax assessment. A trial was held and all briefs were filed in 2012. In April 2013 the Tax Court Decision was then issued rendering an unfavorable decision against the Company and imposing penalties.

The Company expects the Tax Court to enter an order reflecting the tax assessment, interest and penalties due (“Court Approved Assessment”) in the second quarter 2013. Following entry of that order, both parties have 90 days to decide whether or not to appeal the April 2013 Tax Court Decision. At the end of the 90 day period, or earlier if an appeal is filed by the Company, the Court Approved Assessment becomes due.

The Company continues to believe that its tax position is correct and the Company is evaluating its options including an appeal of the decision. The April Tax Court Decision is not expected to have a material effect on the Company's consolidated financial position, but could be material to both the consolidated results of operations and cash flows in any one period. The Company now expects the cash flows to be negatively impacted by approximately $13.0 million in the third quarter of 2013 in connection with the Court Approved Assessment. In addition, in the second quarter of 2013, following the Company's evaluation, the Company could record an income tax charge of up to approximately $20.0 million and a reduction in its deferred tax assets to reflect the utilization of a portion of the Company's net operating loss carryforwards.

Discontinued Operations
On February 22, 2013, the Company and MSC entered into an Asset Purchase Agreement ("APA") pursuant to which MSC will acquire BDNA. The APA provided that MSC would pay the Company $550.0 million as consideration for the acquisition of BDNA, subject to certain working capital and post closing adjustments. In the first quarter of 2013, upon approval of the sale of BDNA by the Company's Board of Directors, the Company classified the business as "held for sale". The results of BDNA have been segregated and presented as discontinued operations. The Company completed the sale of BDNA on April 22, 2013. In the first quarter of 2013, the Company recorded a $2.0 million loss from discontinued operations. The loss relates to the income generated by the operations of BDNA, more than offset by transaction expenses associated with the BDNA sale, charges related to the pension plans held by BDNA and a final adjustment related to a retained liability at BDE. See Note 2 and Note 16 of the Consolidated Financial Statements.

Income and Income per Share

	Three months ended March 31,
(in millions, except per share)	2013	2012	Change
Income from continuing operations	$15.4	$17.6	$(2.2)	(12.3)%
(Loss) income from discontinued operations, net of income taxes	(2.0)	4.6	(6.6)	NM
Net income	$13.5	$22.2	$(8.7)	(39.3)%
Per common share:
Basic:
Income from continuing operations	$0.29	$0.33	$(0.04)	(12.1)%
(Loss) income from discontinued operations, net of income taxes	(0.04)	0.08	(0.12)	NM
Net income	$0.25	$0.41	$(0.16)	(39.0)%
Diluted:
Income from continuing operations	$0.28	$0.32	$(0.04)	(12.5)%
(Loss) income from discontinued operations, net of income taxes	(0.04)	0.08	(0.12)	NM
Net income	$0.24	$0.40	$(0.16)	(40.0)%
Weighted average common shares outstanding:
Basic	54.7	54.8	(0.1)	(0.1)%
Diluted	55.5	55.5	0.1	0.1%

NM - Not meaningful

In the first quarter of 2013, basic and diluted income from continuing operations per common share decreased 12.1% and 12.5%, respectively, from the first quarter of 2012. The decreases were directly attributable to the decrease in income from continuing operations for the period. Basic and diluted weighted average common shares outstanding remained flat period over period.

Financial Performance by Business Segment

Aerospace

	Three months ended March 31,
(in millions)	2013	2012	Change
Sales	$98.0	$97.3	$0.8	0.8%
Operating profit	10.3	12.7	(2.3)	(18.2)%
Operating margin	10.6%	13.0%

The Aerospace segment reported sales of $98.0 million in the first quarter of 2013, a 0.8% increase from the first quarter of 2012. The OEM manufacturing business reflected increased sales activity, partially offset by declines in sales within the aftermarket repair and overhaul and spare parts businesses.

Operating profit at Aerospace in the first quarter of 2013 decreased 18.2% from the first quarter of 2012 to $10.3 million. The decrease was driven by CEO transition costs of $3.9 million allocated to the segment. The profit benefit of higher sales in the OEM business was partially offset by the profit detriment of lower sales in the aftermarket repair and overhaul and spare parts businesses. Operating margin declined from 13.0% in the 2012 period to 10.6% in the 2013 period.

Outlook: Sales in the Aerospace OEM business are impacted by the general state of the aerospace market driven by the worldwide economy and are driven by its order backlog through its participation in certain strategic commercial and military engine and airframe programs. Backlog in this business was $536.6 million at March 31, 2013, of which approximately 57% is expected to be shipped in the next 12 months. The Aerospace OEM business may be impacted by adjustments of customer inventory levels, commodity availability and pricing, changes in the content levels on certain platforms including insourcing, changes in production schedules of specific engine and airframe programs, as well as the pursuit of new programs. Sales levels in the aerospace aftermarket repair and overhaul business are expected to reflect long-term trends towards improving maintenance, repair and overhaul activity, but may be negatively impacted by short-term fluctuations in demand. Incremental management fees within the aftermarket RSP spare parts business are dependent on future sales volumes and are treated as a reduction to sales. Management fees increase once during the life of each individual program, generally in the fourth or later years of each program. Management continues to believe its aerospace aftermarket business is competitively positioned based on strong customer relationships, including long-term RSP agreements and long-term maintenance and repair contracts in the repair and overhaul business, expanded capabilities and current capacity levels.

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

Industrial

	Three months ended March 31,
(in millions)	2013	2012	Change
Sales	$165.5	$125.5	$40.0	31.8%
Operating profit	14.6	12.0	2.6	22.1%
Operating margin	8.8%	9.5%

Sales at Industrial were $165.5 million in the first quarter of 2013, a $40.0 million increase from the first quarter of 2012. The acquisition of Synventive provided $40.3 million of sales. Organic sales, which benefited from favorable pricing and mix, increased by $1.1 million during the 2013 period. These increases were partially offset by the negative impact of foreign currency translation which decreased sales by approximately $1.4 million as the U.S. dollar strengthened against foreign currencies.

Operating profit in the first quarter of 2013 at Industrial was $14.6 million, an increase of $2.6 million from the first quarter of 2012. Operating profit benefited primarily from the profit contribution of the Synventive business, productivity improvements and favorable pricing. These benefits were partially offset by CEO transition costs of $6.6 million that were allocated to the segment.

Outlook: In the Industrial manufacturing businesses, management is focused on generating organic sales growth by leveraging the benefits of the diversified products and industrial end-markets in which its businesses have a global presence and introducing new products. The Company also remains focused on sales growth through acquisition. The Synventive acquisition, for example, adds innovative products and services and is expected to expand the Company's global marketplace presence into geographic regions and end-markets where it had limited access. Our ability to generate sales growth in the global markets served by these businesses is subject to economic conditions. Order activity in certain end-markets, including transportation, may provide extended sales growth. Strategic investments are expected to provide incremental benefits in the long term.

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

The Company's ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow and working capital management, and anticipates that operating activities in 2013 will generate adequate cash. The Company closely monitors its cash generation, usage and preservation including the management of working capital to generate cash.

On April 22, 2013, the Company completed the sale of BDNA to MSC. The total cash consideration paid for BDNA was $550.0 million, subject to certain working capital and post closing adjustments. The after-tax proceeds from the transaction are estimated to be approximately $400.0 million. Taxes will be payable during 2013. The Credit Facility does not require that the Company use the proceeds from the sale of BDNA to reduce its outstanding borrowings. The Company will utilize a portion of the proceeds to reduce debt, repurchase common shares, invest in profitable growth initiatives including acquisitions, and for general corporate purposes. In April 2013, the Company initially utilized approximately $480.0 million to reduce borrowings under its Credit Facility (the "April 2013 Credit Facility payment").

The Company's 3.375% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014.  The note holders may also require the Company to redeem some or all of the 3.375% Convertible Notes on March 15th of 2014, 2017 and 2022. Accordingly, the 3.375% Convertible Notes, classified as long-term debt as of December 31, 2012, have been classified within the current portion of long-term debt as of March 31, 2013. Payment on the 3.375% Convertible Notes, if required by note holders, is expected to be financed through internal cash, borrowings under its Credit Facility and the sale of debt securities, or a combination thereof.

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities and currently expects that its bank syndicate, comprised of 17 banks, will continue to support its Credit Facility which matures in September 2016. In July 2012, the bank syndicate made available an additional $250.0 million under the existing Credit Facility, bringing the amended Credit Facility to $750.0 million.  At March 31, 2013, the Company has $145.9 million unused and available for borrowings under its amended $750.0 million Credit Facility, subject to covenants in the Company's debt agreements. At March 31, 2013, additional borrowings of $117.0 million of Total Debt and $24.5 million of Senior Debt would have been allowed under the covenants. The unused and available borrowings were increased subsequently by the amount of the April 2013 Credit Facility payment. Additional funds may be used, as needed, to support the Company's ongoing growth initiatives. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements.

The Company closely monitors compliance with its various debt covenants. The Company's most restrictive financial covenant is the Senior Debt Ratio which requires the Company to maintain a ratio of Consolidated Senior Debt, as defined in the Amended and Restated Credit Agreement ("Credit Agreement"), to Consolidated EBITDA, as defined, of not more than 3.25 times at March 31, 2013. The actual ratio at March 31, 2013 was 3.13 times. The Company's debt agreements also contain other financial covenants that require the maintenance of a certain other debt ratio (Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times) and a certain interest coverage ratio (Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of at least 4.25 times) at March 31, 2013. The Company is in compliance with its debt covenants as of March 31, 2013.

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

Cash Flow

	Three Months Ended March 31,
(in millions)	2013	2012	Change
Operating activities	$17.7	$6.3	$11.3
Investing activities	(11.4)	(8.9)	(2.5)
Financing activities	8.3	17.1	(8.7)
Exchange rate effect	(1.0)	0.5	(1.6)
Increase in cash	$13.5	$15.0	$(1.5)

Operating activities provided $17.7 million in cash in the first three months of 2013 as compared to $6.3 million in the first three months of 2012. In the first three months of 2013, operating cash flows were positively impacted by improved operating performance, which was offset within net income by $10.5 million in non-cash CEO transition costs. Higher cash payments for accrued employee incentive compensation, which was earned in 2011 and paid in the first quarter of 2012, negatively impacted the 2012 period. However, the 2012 period was positively impacted by lower levels of cash used for working capital as a result of the focus in 2012 on reducing working capital levels. The cash generated from operations in the 2013 period, together with borrowings under the Company's credit agreements, was primarily used for capital expenditures, the repurchase of stock and the payment of dividends.

Investing activities in the 2013 period primarily consisted of capital expenditures of $10.1 million compared to $7.3 million in the 2012 period. The Company expects capital spending in 2013 to approximate $45 million.

Cash provided by financing activities in the first three months of 2013 included a net increase in borrowings of $23.5 million compared to $29.2 million in the comparable 2012 period. Proceeds from the issuance of common stock decreased $0.6 million in the 2013 period from the 2012 period primarily as a result of fewer stock option exercises in the 2013 period. During the three months ended March 31, 2013 and March 31, 2012, the Company repurchased 0.5 million and 0.4 million shares, respectively, of the Company's stock. The cost of the repurchases was $12.9 million in the 2013 period and $11.1 million in the 2012 period. Total cash used to pay dividends was $5.4 million in the 2013 period compared to $5.5 million in the 2012 period.

At March 31, 2013, the Company held $99.9 million in cash and cash equivalents, substantially all of which was held by foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries are expected to continue to increase in the near term. These balances are available primarily to fund international investments. The Company has not repatriated any portion of current year foreign earnings to the U.S. during the first three months of 2013; however, repatriations of a portion of current year foreign earnings are planned during the remainder of 2013.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At March 31, 2013, $604.1 million was borrowed at an interest rate of 1.77% under the Company's amended $750.0 million Credit Facility which matures in September 2016. In addition, as of March 31, 2013, the Company had $11.2 million in borrowings under short-term bank credit lines. At March 31, 2013, the Company's total borrowings were comprised of approximately 23% fixed rate debt and approximately 77% variable rate debt. The interest payments on approximately $100.0 million of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the respective interest rate swaps that were executed in April 2012.

Debt Covenants

Borrowing capacity is limited by various debt covenants in the Company's debt agreements. As of March 31, 2013, the most restrictive borrowing capacity covenant in any agreement requires the Company to maintain a maximum ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times for the four fiscal quarters then ending. The Company's debt agreements also contain other financial covenants that require the maintenance of a certain other debt ratio, Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times and a certain interest coverage ratio, Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of at least 4.25 times, at March 31, 2013. Following is a reconciliation of Consolidated EBITDA to the Company's net income (in millions):

Four fiscal quarters ended March 31, 2013
Net income	$86.5
Add back:
Interest expense	14.2
Income taxes	12.8
Depreciation and amortization	60.8
Loss from discontinued operations, net of income taxes	3.3
Adjustment for acquired businesses	11.5
Other adjustments	8.5
Consolidated EBITDA, as defined	$197.6

Consolidated Senior Debt, as defined, as of March 31, 2013	$617.6
Ratio of Consolidated Senior Debt to Consolidated EBITDA	3.13
Maximum	3.25
Consolidated Total Debt, as defined, as of March 31, 2013	$673.2
Ratio of Consolidated Total Debt to Consolidated EBITDA	3.41
Maximum	4.00
Consolidated Cash Interest Expense, as defined, as of March 31, 2013	$14.4
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	13.70
Minimum	4.25

The loss from discontinued operations, net of income taxes, reflects losses associated with BDE. The loss on discontinued operations related to BDNA remains included in EBITDA, as defined, until the date the disposition is consummated. The adjustment for acquired businesses reflects the pre-acquisition operations of Synventive for the five-month period ended August 27, 2012. Other adjustments represent income taxes included within discontinued operations associated with BDNA, net gains on the sale of assets and due diligence and transaction expenses as permitted under the Credit Agreement. Consolidated Total Debt excludes the debt discount related to the 3.375% Convertible Notes. The Company's financial covenants are measured as of the end of each fiscal quarter. At March 31, 2013, additional borrowings of $117.0 million of Total Debt and $24.5 million of Senior Debt would have been allowed under the covenants. Senior Debt includes primarily the borrowings under the Credit Facility and the borrowings under lines of credit. The Company's unused credit facilities at March 31, 2013 were $145.9 million.

OTHER MATTERS

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The most significant areas involving management judgments and estimates are described in Management's Discussion and Analysis of Financial Conditions and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to such judgments and estimates. Actual results could differ from those estimates.

EBITDA

EBITDA for the first three months of 2013 was $38.8 million compared to $44.5 million in the first three months of 2012. EBITDA is a measurement not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Three Months Ended March 31,
	2013	2012
Net income	$13.5	$22.2
Add back:
Interest expense	4.4	2.4
Income taxes	4.4	6.8
Depreciation and amortization	16.5	13.1
EBITDA	$38.8	$44.5

FORWARD-LOOKING STATEMENTS

Certain of the statements in this quarterly report may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based upon management's good faith expectations and beliefs concerning future developments and their potential effect upon the Company and can be identified by the use of words such as "anticipated," "believe," "expect," "plans," "strategy," "estimate," "project," and other words of similar meaning in connection with a discussion of future operating or financial performance. These forward-looking statements do not constitute guarantees of future performance and are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. These include, but are not limited to: difficulty maintaining relationships with employees, customers, distributors, suppliers, business partners or governmental entities; the success of integration strategy implementation; the ability to recruit and retain key personnel and execute effective executive transitions; difficulties leveraging market opportunities; difficulties providing solutions that meet the needs of customers; rapid technological and market change; the ability to protect intellectual property rights; higher risks in international operations and markets; the impact of increased competition; currency fluctuations; litigation; and other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission by the Company, including the Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors sections of the Company's filings with the Securities and Exchange Commission. The risks and uncertainties described in our periodic filings with the Securities and Exchange Commission include, among others, uncertainties arising from the current or worsening conditions in financial markets; future financial performance of the industries or customers that we serve; changes in market demand for our products and services; inability to realize expected sales or profits from existing backlog; integration of acquired businesses; restructuring costs or savings; the impact of the divestiture of the Barnes Distribution North America business to MSC Industrial Direct Co., Inc.; the impact of the acquisition in 2012 of the Synventive Molding Solutions business; the impact of the divestiture in 2011 of our Barnes Distribution Europe businesses; and any other future strategic actions, including acquisitions, joint ventures, divestitures, restructurings, or strategic business realignments, and our ability to achieve the financial and operational targets set in connection with any such actions; introduction or development of new products or transfer of work; changes in raw material or product prices and availability; foreign currency exposure; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; the impact of the U.S. Tax Court's unfavorable decision related to an IRS audit for the tax years 2000 through 2002 rendered on April 16, 2013; the outcome of pending and future claims or litigation or governmental, regulatory proceedings, investigations, inquiries, and audits; uninsured claims and litigation; outcome of contingencies; future repurchases of common stock; future levels of indebtedness; and numerous other matters of global, regional or national scale, including those of a political, economic, business, competitive, environmental, regulatory and public health nature. The Company assumes no obligation to update our forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's first fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company was named in a lawsuit arising out of an alleged breach of contract and implied warranty by a customer of Toolcom Suppliers Limited (“Toolcom”), a business previously included within the former Logistics and Manufacturing Services segment, related to the sale of certain products prior to the Company’s 2005 acquisition of Toolcom. In 2006, the plaintiff filed the lawsuit in civil court in Scotland and asserted that certain products sold were not fit for a particular use. The Company settled the lawsuit during the first quarter of 2013 with an outcome that did not have a material effect on the consolidated financial statements. The final settlement expense was included within the loss from operations of discontinued businesses in the consolidated statements of income for the quarter ended March 31, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)

January 1-31, 2013	1,701		$23.39	—	3,800,000
February 1-28, 2013	26,686		$24.36	—	5,000,000	(1)
March 1-31, 2013	469,136		$27.47	468,000	4,532,000
Total	497,523	(2)	$27.29	468,000

(1)
The Program was publicly announced on October 20, 2011 (the "2011 Program") authorizing repurchase of up to 5.0 million shares of common stock. At December 31, 2012, 3.8 million shares of common stock had not been purchased under the 2011 Program. On February 21, 2013, the Board of Directors of the Company increased the number of shares authorized for repurchase under the 2011 Program by 1.2 million shares of common stock. The 2011 Program permits open market purchases and privately negotiated transactions.

(2)
Other than 468,000 shares purchased in the first quarter of 2013, which were purchased as part of the Company's 2011 Program, all acquisitions of equity securities during the first quarter of 2013 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

Item 6. Exhibits

(a) Exhibits
Exhibit 2.1	Asset Purchase Agreement, dated February 22, 2013, between the Company and MSC Industrial Direct Co., Inc.
Exhibit 10.1	Amendment No. 1 and Consent under the Fifth Amended and Restated Revolving Credit Agreement, dated as of February 21, 2013.
Exhibit 10.2	Transition and Resignation Agreement between the Company and Gregory F. Milzcik, dated February 22, 2013.
Exhibit 10.3	Offer Letter between the Company and Patrick Dempsey, dated February 22, 2013.
Exhibit 10.4	Employee Non-Disclosure, Non-Competition, Non-Solicitation and Non-Disparagement Agreement between the Company and Patrick J. Dempsey, dated February 27, 2013.
Exhibit 15	Letter regarding unaudited interim financial information.
Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date:	April 29, 2013	/s/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr. Senior Vice President, Finance Chief Financial Officer (Principal Financial Officer)

Date:	April 29, 2013	/s/ MARIAN ACKER
Marian Acker Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended March 31, 2013

Exhibit No.	Description	Reference
2.1	Asset Purchase Agreement, dated February 22, 2013, between the Company and MSC Industrial Direct Co., Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed by the Company on February 27, 2013.
10.1	Amendment No. 1 and Consent under the Fifth Amended and Restated Revolving Credit Agreement, dated as of February 21, 2013.	Filed with this report.
10.2	Transition and Resignation Agreement between the Company and Gregory F. Milzcik, dated February 22, 2013.	Filed with this report.
10.3	Offer Letter between the Company and Patrick Dempsey, dated February 22, 2013.	Filed with this report.
10.4	Employee Non-Disclosure, Non-Competition, Non-Solicitation and Non-Disparagement Agreement between the Company and Patrick J. Dempsey, dated February 27, 2013.	Filed with this report.
15	Letter regarding unaudited interim financial information.	Filed with this report.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.
Exhibit 101.INS	XBRL Instance Document.	Filed with this report.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	Filed with this report.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with this report.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with this report.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with this report.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with this report.