Form 10-Q
period 2013-06-30
BARNES GROUP INC
filed 2013-07-30
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

The registrant had outstanding 52,429,865 shares of common stock as of July 24, 2013.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended June 30, 2013

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” under Part I - Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales	$267,394	$215,310	$530,940	$438,104

Cost of sales	177,411	152,367	355,127	312,788
Selling and administrative expenses	53,834	37,183	114,708	74,938
	231,245	189,550	469,835	387,726
Operating income	36,149	25,760	61,105	50,378

Interest expense	3,241	2,435	7,598	4,803
Other expense (income), net	495	55	1,462	914
Income from continuing operations before income taxes	32,413	23,270	52,045	44,661
Income taxes	23,218	3,783	27,417	7,584
Income from continuing operations	9,195	19,487	24,628	37,077
Income from discontinued operations, net of income taxes (Note 2)	200,132	5,344	198,171	9,961
Net income	$209,327	$24,831	$222,799	$47,038

Per common share:
Basic:
Income from continuing operations	$0.18	$0.36	$0.46	$0.68
Income from discontinued operations, net of income taxes	3.72	0.10	3.65	0.18
Net income	$3.90	$0.46	$4.11	$0.86
Diluted:
Income from continuing operations	$0.17	$0.35	$0.45	$0.67
Income from discontinued operations, net of income taxes	3.65	0.10	3.59	0.18
Net income	$3.82	$0.45	$4.04	$0.85
Dividends	$0.10	$0.10	$0.20	$0.20

Weighted average common shares outstanding:
Basic	53,738,051	54,543,098	54,230,272	54,674,366
Diluted	54,809,896	55,150,806	55,135,892	55,303,192

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$209,327	$24,831	$222,799	$47,038
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on hedging activities, net of tax (1)	(81)	(633)	346	(397)
Foreign currency translation adjustments, net of tax (2)	2,976	(25,164)	(11,529)	(10,455)
Defined benefit pension and other postretirement benefits, net of tax (3)	15,529	2,706	17,939	3,911
Total other comprehensive income (loss), net of tax	18,424	(23,091)	6,756	(6,941)
Total comprehensive income	$227,751	$1,740	$229,555	$40,097

(1) Net of tax of $249 and $(403) for the three months ended June 30, 2013 and 2012, respectively, and $437 and $(319) for the six months ended June 30, 2013 and 2012, respectively.

(2) Net of tax of $(410) and $(1,209) for the three months ended June 30, 2013 and 2012, respectively, and $(511) and $(492) for the six months ended June 30, 2013 and 2012, respectively.

(3) Net of tax of $8,534 and $1,144 for the three months ended June 30, 2013 and 2012, respectively, and $11,372 and $2,161 for the six months ended June 30, 2013 and 2012, respectively.

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$197,398	$86,356
Accounts receivable, less allowances (2013 - $2,528; 2012 - $2,858)	229,934	253,202
Inventories	186,224	226,220
Deferred income taxes	23,331	33,906
Prepaid expenses and other current assets	15,756	18,856
Total current assets	652,643	618,540

Deferred income taxes	37,318	29,961

Property, plant and equipment	583,303	634,464
Less accumulated depreciation	(368,568)	(401,367)
	214,735	233,097

Goodwill	439,447	579,905
Other intangible assets, net	370,645	383,972
Other assets	20,182	23,121
Total assets	$1,734,970	$1,868,596

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$12,899	$3,795
Accounts payable	92,469	99,037
Accrued liabilities	227,191	96,364
Long-term debt - current	54,241	699
Total current liabilities	386,800	199,895

Long-term debt	177,242	642,119
Accrued retirement benefits	133,562	159,103
Deferred income taxes	47,222	48,707
Other liabilities	15,154	18,654

Commitments and contingencies (Note 14)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2013 - 59,558,153 shares; 2012 - 59,202,029 shares)	596	592
Additional paid-in capital	350,998	332,588
Treasury stock, at cost (2013 - 7,155,763 shares; 2012 - 4,999,556 shares)	(161,941)	(99,756)
Retained earnings	845,333	633,446
Accumulated other non-owner changes to equity	(59,996)	(66,752)
Total stockholders' equity	974,990	800,118
Total liabilities and stockholders' equity	$1,734,970	$1,868,596

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2013	2012
Operating activities:
Net income	$222,799	$47,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,110	25,912
Amortization of convertible debt discount	1,173	1,083
Loss (gain) on disposition of property, plant and equipment	56	(62)
Stock compensation expense	14,348	4,286
Withholding taxes paid on stock issuances	(753)	(727)
(Gain) loss on the sale of businesses	(194,438)	734
Changes in assets and liabilities, net of the effects of divestitures:
Accounts receivable	(17,951)	(8,893)
Inventories	(8,026)	(852)
Prepaid expenses and other current assets	250	(1,290)
Accounts payable	7,620	(621)
Accrued liabilities	14,066	(15,830)
Deferred income taxes	(10,066)	789
Long-term retirement benefits	(166)	(18,770)
Other	6,061	837
Net cash provided by operating activities	66,083	33,634

Investing activities:
Proceeds from disposition of property, plant and equipment	160	222
Proceeds from (payments for) the sale of businesses, net	540,435	(318)
Capital expenditures	(20,419)	(15,658)
Other	(1,748)	(2,476)
Net cash provided (used) by investing activities	518,428	(18,230)

Financing activities:
Net change in other borrowings	9,092	(10,535)
Payments on long-term debt	(478,005)	(17,770)
Proceeds from the issuance of long-term debt	65,500	67,000
Proceeds from the issuance of common stock	3,763	4,080
Common stock repurchases	(61,432)	(19,037)
Dividends paid	(10,720)	(10,842)
Excess tax benefit on stock awards	632	1,331
Other	(111)	(120)
Net cash (used) provided by financing activities	(471,281)	14,107

Effect of exchange rate changes on cash flows	(2,188)	(1,038)
Increase in cash and cash equivalents	111,042	28,473
Cash and cash equivalents at beginning of period	86,356	62,505
Cash and cash equivalents at end of period	$197,398	$90,978

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data.)
(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income, comprehensive income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2012 has been derived from the 2012 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three- and six-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

In the second quarter of 2013, the Company completed the previously announced sale of its Barnes Distribution North America business ("BDNA") to MSC Industrial Direct Co., Inc. ("MSC") pursuant to the terms of the Asset Purchase Agreement dated February 22, 2013 (the "APA") between the Company and MSC. The Company received proceeds of $540,435 through June 30, 2013, net of transaction costs and closing adjustments paid. All previously reported financial information has been adjusted on a retrospective basis to reflect BDNA results as discontinued operations in the consolidated statements of income. See Note 2.

In the first quarter of 2013, the Company changed its organizational structure to align its strategic business units into two reportable business segments: Aerospace and Industrial. The Company has transferred the Associated Spring Raymond business ("Raymond"), its remaining business within the former Distribution segment, to the Industrial segment. Raymond sells, among other products, springs that are manufactured by certain Industrial businesses. All previously reported financial information has been adjusted on a retrospective basis to reflect the segment realignment. See Note 13.

In the third quarter of 2012, the Company completed its acquisition of Synventive Molding Solutions. The acquisition has been integrated into the Industrial segment. See Note 3.

2. Discontinued Operations

Barnes Distribution Europe

On December 30, 2011, the Company sold substantially all of the assets of its Barnes Distribution Europe ("BDE") business to Berner SE (the "Purchaser") in a cash transaction pursuant to the terms of a Share and Asset Purchase Agreement ("SPA") among the Company, the Purchaser, and their respective relevant subsidiaries. The Company received gross proceeds of $33,358, which represented the initial stated purchase price, and yielded net cash proceeds of $22,492 after consideration of cash sold, transaction costs paid and closing adjustments. The final amount of proceeds from the sale of the BDE business was subject to post closing adjustments that were reflected in discontinued operations in periods subsequent to the disposition. The income from operations of discontinued businesses for the six-month period ended June 30, 2013 includes a final settlement of a retained liability related to BDE.

As required by the terms of the SPA, the Company was required to place €9,000 of the proceeds in escrow to be used for any settlement of general representation and warranty claims. Absent a breach of warranty claim, the funds would be released from escrow on August 31, 2012 unless there were any then pending claims. Cash related to a pending claim would remain in escrow until a final determination of the claim had been made. On August 17, 2012, the Purchaser provided a notice of breach of various warranties to the Company.  The Company rejected the Purchaser's notice and demanded release of the full escrow effective August 31, 2012.  The Purchaser refused to release the full escrow, and only €3,900 plus interest was released whereas €5,100 ($6,651 at June 30, 2013) plus interest remains in escrow. The Company objected to the retention of the escrow and expects to prevail in this matter. The Company has recorded the restricted cash in other assets at June 30, 2013 and December 31, 2012.

Barnes Distribution North America

On April 22, 2013, the Company completed the previously announced sale of BDNA to MSC pursuant to the terms of the APA between the Company and MSC. The total cash consideration received for BDNA through June 30, 2013 was $540,435, net of transaction costs and closing adjustments paid. The net after-tax proceeds are expected to be $406,585 after consideration of certain post closing adjustments, transaction costs and income taxes, which are expected to be paid during 2013. Income taxes payable related to the cash proceeds have been recorded in accrued liabilities in the consolidated balance sheets. The Company recorded a net after-tax gain of $194,438 on the transaction in the three- and six-month periods ended June 30, 2013, net of transaction-related costs of $9,949.

The following amounts related to BDE and BDNA were derived from historical financial information. The amounts have been segregated from continuing operations and reported as discontinued operations within the consolidated financial statements:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales	$17,352	$78,112	$93,173	$158,413
Income before income taxes	6,735	8,326	4,957	16,727
Income tax expense	1,041	3,015	1,224	6,032
Income from operations of discontinued businesses, net of income taxes	5,694	5,311	3,733	10,695
Gain (loss) on transaction	313,477	14	313,477	(767)
Income tax (expense) benefit on sale	(119,039)	19	(119,039)	33
Gain (loss) on the sale of businesses	194,438	33	194,438	(734)
Income from discontinued operations, net of income taxes	$200,132	$5,344	$198,171	$9,961

3. Acquisition

During 2012, the Company completed the acquisition of Synventive Molding Solutions (“Synventive”) by acquiring all of the issued and outstanding shares of capital stock of Synventive Acquisition Inc., a Delaware corporation. The following table reflects the unaudited pro forma operating results of the Company for the three- and six-month periods ended June 30, 2012, which gives effect to the acquisition of Synventive as if it had occurred on January 1, 2011. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2011, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and Synventive adjusted for certain items including depreciation and amortization expense associated with the assets acquired and the Company’s expense related to financing arrangements, with the related tax effects.

	(Unaudited Pro Forma) Three months ended June 30, 2012	(Unaudited Pro Forma) Six months ended June 30, 2012
Net sales	$254,684	$516,804
Income from continuing operations	21,404	40,301
Net income	26,748	50,262

Per common share:
Basic:
Income from continuing operations	$0.39	$0.74
Net income	$0.49	$0.92
Diluted:
Income from continuing operations	$0.38	$0.73
Net income	$0.48	$0.91

4. Net Income Per Common Share

For the purpose of computing diluted income from continuing operations and net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans and convertible senior subordinated notes. For the purpose of computing diluted income from continuing operations and net income per common share, the weighted-average number of common shares outstanding was increased by 1,071,845 and 607,708 for the three-month periods ended June 30, 2013 and 2012, respectively, and 905,620 and 628,826 for the six-month periods ended June 30, 2013 and 2012, respectively, to account for the potential dilutive effect of stock-based incentive plans and convertible senior subordinated notes. There were no adjustments to income from continuing operations or net income for the purposes of computing income available to common stockholders for those periods.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three-month periods ended June 30, 2013 and 2012, the Company excluded 139,000 and 320,313 stock options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options would have been anti-dilutive. During the six-month periods ended June 30, 2013 and 2012, the Company excluded 252,675 and 313,713 stock options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options would have been anti-dilutive.

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

In the first quarter of 2013, the Board of Directors of the Company approved a Transition and Resignation Agreement (the "Agreement") for its former Chief Executive Officer (“Former CEO”) in connection with his resignation of the CEO role and his assumption of a Vice Chairman role. The Agreement provides that, in exchange for the Former CEO's delivery of an effective release of claims, his adherence to certain restrictive covenants, and the successful provision of transition services, including with regard to certain equity grants, the successful sale of the BDNA business, the Former CEO's outstanding equity awards are modified to increase the post-termination exercise period for stock options until the earlier of ten years from the date of grant or five years from the retirement date and made non-forfeitable all outstanding stock options, restricted stock units awards and performance share awards that remained unvested on the day of his agreed to resignation date from the Company.  The original vesting dates of the equity awards serve as the delivery dates and the performance metrics continue to apply to the performance share awards. The Company recorded $10,492 of stock compensation expense in the first quarter of 2013 as a result of the modifications.

The 3.375% convertible senior subordinated notes due in March 2027 (the “Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of June 30, 2013 was approximately $28.31 per share of common stock. The dilutive effect of the Notes is determined based on the average closing price of the Company's stock for the last 30 trading days of the quarter as compared to the conversion price of the Notes. Under the net share settlement method, there were 99,577 and 49,788 potential shares issuable under the Notes that were considered dilutive for the three- and six- month periods ended June 30, 2013, respectively. There were no potential shares issuable under the Notes for the three- and six- month periods ended June 30, 2012 as the Notes would have been anti-dilutive.

5. Inventories

The components of inventories consisted of:

	June 30, 2013	December 31, 2012
Finished goods	$76,029	$126,139
Work-in-process	64,182	56,186
Raw material and supplies	46,013	43,895
	$186,224	$226,220
6. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended June 30, 2013:

	Aerospace	Industrial	Other	Total Company
January 1, 2013	$30,786	$414,244	$134,875	$579,905
Divestiture	—	—	(134,704)	(134,704)
Purchase accounting adjustment	—	(185)	—	(185)
Foreign currency translation	—	(5,398)	(171)	(5,569)
June 30, 2013	$30,786	$408,661	$—	$439,447

In the first quarter of 2013, the Company realigned its reportable business segments by transferring the Associated Spring Raymond business ("Raymond"), its remaining business within the former Distribution segment, to the Industrial segment. The goodwill related to BDNA ("BDNA goodwill"), also a business within the former Distribution segment, was $134,875 at December 31, 2012. BDNA was sold on April 22, 2013. See Note 2. In the second quarter of 2013, certain purchase price adjustments were made in connection with the acquisition of Synventive.
In the second quarter of 2013, management performed its annual impairment testing. Based on this assessment, there was no goodwill impairment through June 30, 2013.

Other Intangible Assets:
Other intangible assets consisted of:

		June 30, 2013		December 31, 2012
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs (RSPs)	Up to 30	$293,700	$(59,730)	$293,700	$(54,638)
Customer lists/relationships	10-15	91,306	(13,819)	102,806	(21,727)
Patents and technology	7-14	41,972	(10,756)	41,972	(7,758)
Trademarks/trade names	5-30	11,950	(7,159)	12,750	(7,497)
Other	Up to 15	12,692	(7,436)	12,692	(6,927)
		451,620	(98,900)	463,920	(98,547)
Unamortized intangible asset:
Trade name		10,000		10,000

Foreign currency translation		7,925	—	8,599	—
Other intangible assets		$469,545	$(98,900)	$482,519	$(98,547)

Gross amounts of $11,500 and $800 (accumulated amortization of $11,387 and $800) that were included within customer lists and trademarks, respectively, at December 31, 2012, were related to BDNA.
Estimated amortization of intangible assets for future periods is as follows: 2013 - $23,000; 2014 - $24,000; 2015 - $24,000; 2016 - $23,000 and 2017 - $24,000.

7. Debt

The Company's debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios. The Company is in compliance with its debt covenants as of June 30, 2013, and closely monitors its future compliance based on current and anticipated future economic conditions.

Long-term debt and notes and overdrafts payable at June 30, 2013 and December 31, 2012 consisted of:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.375% Convertible Notes	$55,636	$63,197	$55,636	$57,977
Unamortized debt discount – 3.375% Convertible Notes	(1,949)	—	(3,122)	—
Revolving credit agreement	177,100	180,437	589,200	599,172
Borrowings under lines of credit and overdrafts	12,451	12,451	3,380	3,380
Foreign bank borrowings	675	676	945	947
Other	469	469	574	574
	244,382	257,230	646,613	662,050
Less current maturities	(67,140)		(4,494)
Long-term debt	$177,242		$642,119

The 3.375% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. The note holders may also require the Company to redeem some or all of the notes at their par value on March 15th of 2014, 2017 and 2022. As such, the balance of these Notes of $53,687 ($55,636 par value) and the related deferred tax balances are classified as current in the accompanying balance sheet as of June 30, 2013. The 3.375% Convertible Notes are also eligible for conversion upon meeting certain conditions as provided in the indenture agreement. The eligibility for conversion is determined quarterly. During the second quarter of 2013, the 3.375% Convertible Notes were not eligible for conversion. During the third quarter of 2013, the 3.375% Convertible Notes will not be eligible for conversion. The fair value of the Notes was determined using quoted market prices that represent Level 2 observable inputs.

The Company maintains an amended and restated revolving credit agreement (the "Credit Agreement") with Bank of America, N.A. as the administrative agent. The $750,000 Credit Agreement matures in September 2016. Borrowings under the Credit Agreement bear interest at LIBOR plus a spread ranging from 1.10% to 1.70%. On April 22, 2013, the Company completed the sale of BDNA to MSC. The total cash consideration received for BDNA through June 30, 2013 was $540,435, net of transaction costs and closing adjustments paid. The Company initially utilized approximately $480,000 of the proceeds to reduce borrowings under the Credit Facility. During the second quarter of 2013, the Company utilized $48,575 under the Credit Facility to repurchase 1,657,495 shares of the Company's common stock under its publicly announced repurchase program. The fair value of the borrowings is based on observable Level 2 inputs using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

In addition, the Company has available approximately $15,000 in uncommitted short-term bank credit lines ("Credit Lines"), of which $11,700 was borrowed at June 30, 2013 at an interest rate of 2.16% and $2,800 was borrowed at December 31, 2012 at an interest rate of 2.16%. The Company had also borrowed $751 and $580 under overdraft facilities at June 30, 2013 and December 31, 2012, respectively. Repayments under the Credit Lines are due within seven days after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company also has foreign bank borrowings. The fair value of the foreign bank borrowings are based on observable Level 2 inputs. These instruments are valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

Other debt consists primarily of bank acceptances which are used to pay certain vendors. Bank acceptances represent financial instruments accepted by certain Chinese vendors in lieu of cash paid on payables, generally range from three to six months in maturity and are guaranteed by banks. The fair value of the bank acceptances are based on observable Level 2 inputs and their carrying amounts approximate fair value due to their short maturities.

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

The following table sets forth the fair value amounts of derivative instruments held by the Company.

	June 30, 2013		December 31, 2012
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(101)	$—	$(1,818)
Foreign exchange contracts	20	—	945	—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	—	(1,062)	2,370	(152)
Total derivatives	$20	$(1,163)	$3,315	$(1,970)

Asset derivatives are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Liability derivatives related to interest rate contracts and foreign exchange contracts are recorded in other liabilities and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

The following table sets forth the gain (loss), net of tax, recorded in accumulated other non-owner changes to equity for the three- and six- month periods ended June 30, 2013 and 2012 for derivatives held by the Company and designated as hedging instruments.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Cash flow hedges:
Interest rate contracts	$911	$(699)	$1,067	$(699)
Foreign exchange contracts	(992)	66	(721)	302
	$(81)	$(633)	$346	$(397)

Amounts included within accumulated other non-owner changes to equity that were reclassified to expense during the first six months of 2013 and 2012 related to the interest rate swaps resulted in a fixed rate of interest of 1.03% plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings. The amounts reclassified for the foreign exchange contracts were not material in any period presented. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the three- and six- month periods ended June 30, 2013 and 2012.

The following table sets forth the (losses) gains recorded in other expense (income), net in the consolidated statements of income for the three- and six- month periods ended June 30, 2013 and 2012 for non-designated derivatives held by the Company. Such amounts were substantially offset by gains (losses) recorded on the underlying hedged asset or liability.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Foreign exchange contracts	$425	$(82)	$(3,481)	$(911)

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

Level 3	Unobservable inputs for the asset or liability

The following table provides the financial assets and financial liabilities reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Asset derivatives	$20	$—	$20	$—
Liability derivatives	(1,163)	—	(1,163)	—
Bank acceptances	3,348	—	3,348	—
Rabbi trust assets	1,845	1,845	—	—
	$4,050	$1,845	$2,205	$—

December 31, 2012
Asset derivatives	$3,315	$—	$3,315	$—
Liability derivatives	(1,970)	—	(1,970)	—
Bank acceptances	3,441	—	3,441	—
Rabbi trust assets	1,831	1,831	—	—
	$6,617	$1,831	$4,786	$—

The derivative contracts are valued using observable current market information as of the reporting date such as the prevailing LIBOR-based and U.S. treasury interest rates and foreign currency spot and forward rates. Bank acceptances represent financial instruments accepted from certain Chinese customers in lieu of cash paid on receivables, generally range from three to six months in maturity and are guaranteed by banks. The carrying amounts of the bank acceptances, which are included within prepaid expenses and other current assets, approximate fair value due to their short maturities. The fair values of rabbi trust assets are based on quoted market prices from various financial exchanges.

10. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three months ended June 30,		Six months ended June 30,
Pensions	2013	2012	2013	2012
Service cost	$1,462	$1,645	$3,446	$3,258
Interest cost	5,038	5,415	10,025	10,737
Expected return on plan assets	(8,318)	(8,257)	(16,594)	(16,290)
Amortization of prior service cost	179	209	382	420
Recognized losses	4,218	3,100	8,293	5,859
Curtailment loss	—	—	199	—
Settlement loss	637	—	637	—
Special termination benefits	1,016	—	1,016	—
Net periodic benefit cost	$4,232	$2,112	$7,404	$3,984

	Three months ended June 30,		Six months ended June 30,
Other Postretirement Benefits	2013	2012	2013	2012
Service cost	$41	$59	$118	$136
Interest cost	492	579	1,035	1,259
Amortization of prior service credit	(165)	(397)	(560)	(793)
Recognized losses	231	256	521	542
Curtailment gain	(3,081)	—	(3,081)	—
Net periodic benefit cost	$(2,482)	$497	$(1,967)	$1,144

The curtailment loss (gain), settlement loss and special termination benefits during the first half of 2013 relate to certain defined benefit pension and other postretirement benefit plans that were impacted by the completed sale of BDNA in April 2013. These amounts have been segregated from continuing operations and reported as discontinued operations within the Consolidated Financial Statements.

The Company contributed to a multi-employer defined benefit pension plan under the terms of a collective bargaining agreement. This multi-employer plan provides pension benefits to certain former union-represented employees at BDNA. The Company determined that a withdrawal from this multi-employer plan, following its entry into a definitive agreement to sell BDNA in February 2013, was probable. The Company has estimated that its assessment of a withdrawal liability, on a pre-tax discounted basis, is $2,788. The expense was recorded within discontinued operations during the first quarter of 2013. The Company completed the sale of BDNA during the second quarter of 2013.

11. Income Taxes

The Company's effective tax rate from continuing operations for the first half of 2013 was 52.7% compared with 17.0% in the first half of 2012 and 13.5% for the full year 2012 and includes the impact of $16,569 of tax expense related to the April 16, 2013 U.S. Court Decision (Note 14 of the Consolidated Financial Statements). Excluding the impact of the U.S. Tax Court Decision, the Company's effective tax rate from continuing operations for the first half of 2013 was 20.8%. The remaining increase in the first half 2013 effective tax rate from the full year 2012 rate is due to the absence of the 2012 reversal of certain foreign valuation allowances and tax rate decreases in certain foreign jurisdictions, the increase in the Company's Swedish effective tax rate and the projected change in the mix of earnings attributable to higher-taxing jurisdictions or jurisdictions where losses cannot be benefited in 2013.

The Aerospace segment was previously awarded international tax incentives, none of which are scheduled to expire in 2013.

12. Changes in Accumulated Other Comprehensive Income by Component

The following table sets forth the changes in accumulated other comprehensive income by component for the six-month period ended June 30, 2013:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2013	$(432)	$(146,441)	$80,121	$(66,752)
Other comprehensive income (loss) before reclassifications to consolidated statements of income	500	13,537	(15,672)	(1,635)
Amounts reclassified from accumulated other comprehensive (loss) income to the consolidated statements of income	(154)	4,402	4,143	8,391
Net current-period other comprehensive income (loss)	346	17,939	(11,529)	6,756
June 30, 2013	$(86)	$(128,502)	$68,592	$(59,996)

The following table sets forth the reclassifications out of accumulated other comprehensive income by component for the three- and six-month periods ended June 30, 2013:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	Three months ended June 30, 2013	Six months ended June 30, 2013
Gains and losses on cash flow hedges
Interest rate contracts	$(212)	$(411)	Interest expense
Foreign exchange contracts	243	527	Net sales
	31	116	Total before tax
	26	38	Tax benefit
	57	154	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service credits	$(14)	$178	(A)
Amortization of actuarial losses	(4,449)	(8,814)	(A)
Curtailment gain (net)	3,081	2,882	(A)
Settlement loss	(637)	(637)	(A)
	(2,019)	(6,391)	Total before tax
	415	1,989	Tax benefit
	(1,604)	(4,402)	Net of tax

Foreign currency items
Charge to cumulative translation adjustment (sale of BDNA)	$(4,143)	$(4,143)	Income from discontinued operations
	—	—	Tax benefit
	(4,143)	(4,143)	Net of tax

Total reclassifications in the period	$(5,690)	$(8,391)
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

In the first quarter of 2013, the Company changed its organizational structure to align its strategic business units into two reportable segments: Aerospace and Industrial. The Company has transferred the Associated Spring Raymond business ("Raymond"), its remaining business within the former Distribution segment, to the Industrial segment. Raymond sells, among other products, springs that are manufactured by certain Industrial businesses. All previously reported financial information has been adjusted on a retrospective basis to reflect the segment realignment.

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

The following tables, adjusted on a retrospective basis to reflect the segment alignment, set forth information about the Company's operations by its two reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales
Aerospace	$96,834	$93,770	$194,878	$191,020
Industrial	170,560	121,540	336,062	247,085
Intersegment sales	—	—	—	(1)
Total net sales	$267,394	$215,310	$530,940	$438,104

Operating profit
Aerospace	$15,226	$13,023	$25,573	$25,677
Industrial	20,923	12,737	35,532	24,701
Total operating profit	36,149	25,760	61,105	50,378
Interest expense	3,241	2,435	7,598	4,803
Other expense (income), net	495	55	1,462	914
Income from continuing operations before income taxes	$32,413	$23,270	$52,045	$44,661

	June 30, 2013	December 31, 2012
Assets
Aerospace	$534,167	$533,465
Industrial	906,112	907,124
Other (A)	294,691	428,007
Total assets	$1,734,970	$1,868,596

(A) "Other" assets include corporate-controlled assets, the majority of which are cash and deferred tax assets. Other assets as of December 31, 2012 also include the assets of BDNA, which was sold on April 22, 2013. See Note 2.

14. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not material as of June 30, 2013 and December 31, 2012.

The Company was named in a lawsuit arising out of an alleged breach of contract and implied warranty by a customer of Toolcom Suppliers Limited (“Toolcom”), a business previously included within the former Logistics and Manufacturing Services segment, related to the sale of certain products prior to the Company’s 2005 acquisition of Toolcom. In 2006, the plaintiff filed the lawsuit in civil court in Scotland and asserted that certain products sold were not fit for a particular use. The Company settled the lawsuit during the first quarter of 2013 with an outcome that did not have a material effect on the consolidated financial statements. The final settlement expense is included within the income from operations of discontinued businesses in the consolidated statements of income for the six-month period ended June 30, 2013.

Income Taxes

On April 16, 2013, the United States Tax Court rendered an unfavorable decision in the matter Barnes Group Inc. and Subsidiaries v. Commissioner of Internal Revenue (“Tax Court Decision”). The Tax Court rejected the Company's objections and imposed penalties. The case involved IRS proposed adjustments of approximately $16,500, plus a 20% penalty and interest for the tax years 1998, 2000 and 2001.

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

The Company expects the Tax Court to enter an order reflecting the tax assessment, interest and penalties due (“Court Approved Assessment”) in the third quarter 2013. Following entry of that order, both parties have 90 days to decide whether or not to appeal the Tax Court Decision. At the end of the 90 day period, or earlier if an appeal is filed by the Company, the Court Approved Assessment becomes due. The Company plans to appeal the Tax Court Decision to the United States Court of Appeals for the Second Circuit. As a result of the unfavorable Tax Court Decision the Company has recorded an additional tax charge in the second quarter of 2013 for $16,569. The Company's reserve balance now includes the estimated Court Approved Assessment and the presumed utilization of net operating losses related to this matter.

On or before the expiration of the 90 day period following the entry of the Court Approved Assessment, the Company expects to make a cash payment of approximately $13,000 related to tax, interest and penalties as a result of the Tax Court Decision.

__________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month and six-month periods ended June 30, 2013 and 2012, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 29, 2013 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of June 30, 2013 and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2013 and June 30, 2012 and the consolidated statements of cash flows for the six-month periods ended June 30, 2013 and June 30, 2012. This interim financial information is the responsibility of the Company's management.

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
July 29, 2013

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

In the second quarter of 2013, the Company completed the previously announced sale of its Barnes Distribution North America business ("BDNA") to MSC Industrial Direct Co., Inc. ("MSC") pursuant to the terms of the Asset Purchase Agreement dated February 22, 2013 (the "APA") between the Company and MSC. The total cash consideration received for BDNA through June 30, 2013 was $540.4 million, net of transaction costs and closing adjustments paid. The net after-tax proceeds and net gain on sale from the transaction are expected to be $406.6 million and $194.4 million, respectively. Taxes are expected to be paid in 2013. The Credit Facility does not require that the Company use the proceeds from the sale of BDNA to reduce its outstanding borrowings. In April 2013, the Company initially utilized approximately $480.0 million of the proceeds to reduce borrowings under the Credit Facility. During the second quarter of 2013, the Company utilized $48.6 million under the Credit Facility to repurchase 1.7 million shares of the Company's common stock under its publicly announced repurchase program. The Company also plans to utilize a portion of the proceeds to invest in profitable growth initiatives including potential acquisitions, for general corporate purposes, to fund pension plans, and to repurchase additional common shares. See Note 2 of the Consolidated Financial Statements.

Additionally, in the first quarter of 2013, the Company changed its organizational structure to align its strategic business units into two reportable business segments: Aerospace and Industrial. The Company has transferred the Associated Spring Raymond business ("Raymond"), its remaining business within the former Distribution segment, to the Industrial segment. Raymond sells, among other products, springs that are manufactured by certain Industrial businesses. All previously reported financial information has been adjusted on a retrospective basis to reflect the segment realignment.

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

Industrial

Industrial is a global manufacturer of highly-engineered, high-quality, precision parts, products and systems for critical applications serving a diverse customer base in end-markets such as transportation, industrial equipment, consumer products, electronics, medical devices, and energy. Focused on custom solutions, Industrial participates in the design phase of components and assemblies whereby the customers receive the benefits of application and systems engineering, new product development, testing and evaluation, and the manufacturing of final products.

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

Second Quarter 2013 Highlights

In April 2013, the Company completed the previously announced sale of BDNA to MSC for the purchase price of $550.0 million and received cash of $540.4 million through June 30, 2013, net of transaction costs and closing adjustments paid. All previously reported financial information has been adjusted on a retrospective basis to reflect BDNA results as discontinued operations. See Note 2 of the Consolidated Financial Statements.

In the second quarter of 2013, sales increased by $52.1 million, or 24.2% from the second quarter of 2012, to $267.4 million. This increase was driven primarily by a $43.1 million sales contribution from the Synventive business that was acquired in August 2012. Organic sales increased by $9.5 million, or 4.4%, with growth in both the Aerospace and Industrial segments.

Operating income in the second quarter of 2013 increased 40.3% to $36.1 million from the second quarter of 2012 and operating income margin increased from 12.0% to 13.5%. Operating income benefited primarily from the profit contribution of the Synventive business and productivity improvements.

RESULTS OF OPERATIONS

Net Sales

	Three months ended June 30,				Six months ended June 30,
(in millions)	2013	2012	Change		2013	2012	Change
Aerospace	$96.8	$93.8	$3.1	3.3%	$194.9	$191.0	$3.9	2.0%
Industrial	170.6	121.5	49.0	40.3%	336.1	247.1	89.0	36.0%
Intersegment sales	—	—	—	—%	—	—	—	—%
Total	$267.4	$215.3	$52.1	24.2%	$530.9	$438.1	$92.8	21.2%

The Company reported net sales of $267.4 million in the second quarter of 2013, an increase of $52.1 million or 24.2%, from the second quarter of 2012. The acquisition of Synventive in 2012 provided $43.1 million of net sales during the second quarter of 2013. Organic sales increased by $9.5 million, which included an increase of $3.1 million at Aerospace and an increase of $6.4 million at Industrial. The strengthening of the U.S. dollar against foreign currencies decreased net sales by approximately $0.5 million.

The Company reported net sales of $530.9 million in the first half of 2013, an increase of $92.8 million or 21.2%, from the first half of 2012. The acquisition of Synventive in 2012 provided $83.5 million of net sales during the first half of 2013. Organic sales increased by $11.3 million, which included an increase of $3.9 million at Aerospace and an increase of $7.4 million at Industrial. The strengthening of the U.S. dollar against foreign currencies decreased net sales by approximately $1.9 million.

Expenses and Operating Income

	Three months ended June 30,				Six months ended June 30,
(in millions)	2013	2012	Change		2013	2012	Change
Cost of sales	$177.4	$152.4	$25.0	16.4%	$355.1	$312.8	$42.3	13.5%
% sales	66.3%	70.8%			66.9%	71.4%
Gross profit (1)	$90.0	$62.9	$27.0	43.0%	$175.8	$125.3	$50.5	40.3%
% sales	33.7%	29.2%			33.1%	28.6%
Selling and administrative expenses	$53.8	$37.2	$16.7	44.8%	$114.7	$74.9	$39.8	53.1%
% sales	20.1%	17.3%			21.6%	17.1%
Operating income	$36.1	$25.8	$10.4	40.3%	$61.1	$50.4	$10.7	21.3%
% sales	13.5%	12.0%			11.5%	11.5%
(1) - Sales less cost of sales.

Cost of sales in the second quarter of 2013 increased 16.4% from the 2012 period, while gross profit margin increased from 29.2% in the 2012 period to 33.7% in the 2013 period. Gross margins improved at both Aerospace and Industrial. The acquisition of Synventive resulted in a higher percentage of sales being driven by Industrial. Selling and administrative expenses in the second quarter of 2013 increased 44.8% from the 2012 period due primarily to the incremental operations of Synventive. As a percentage of sales, selling and administrative costs increased from 17.3% in the second quarter of 2012 to 20.1% in the 2013 period. Operating income in the second quarter of 2013 increased 40.3% to $36.1 million from the second quarter of 2012 and operating income margin increased from 12.0% to 13.5%.

Cost of sales in the first half of 2013 increased 13.5% from the 2012 period, while gross profit margin increased from 28.6% in the 2012 period to 33.1% in the 2013 period. Gross margins declined at Aerospace and improved at Industrial. The acquisition of Synventive resulted in a higher percentage of sales being driven by Industrial. Selling and administrative expenses in the first half of 2013 increased 53.1% from the 2012 period due primarily to the incremental operations of Synventive and CEO transition costs of $10.5 million. As a percentage of sales, selling and administrative costs increased from 17.1% in the first half of 2012 to 21.6% in the 2013 period. Operating income in the first half of 2013 increased 21.3% to $61.1 million from the first half of 2012 and operating income margin remained stable at 11.5%.

Interest expense
Interest expense increased by $0.8 million and $2.8 million in the second quarter and the first half of 2013, respectively, compared to prior year amounts. The increase during the first half of 2013 was primarily a result of higher borrowings under the variable rate credit facility (the “Credit Facility”) combined with a higher average borrowing rate. During the second quarter, borrowings were substantially reduced as proceeds from the BDNA sale were used to reduce debt under the Credit Facility.

Other expense (income), net
Other expense (income), net in the second quarter of 2013 was $0.5 million compared to $0.1 million in the second quarter of 2012. In the first half of 2013, other expense (income), net was $1.5 million compared to $0.9 million in the first half of 2012.

Income Taxes
The Company's effective tax rate from continuing operations for the first half of 2013 was 52.7% compared with 17.0% in the first half of 2012 and 13.5% for the full year 2012 and includes the impact of $16.6 million of tax expense related to the April 16, 2013 U.S. Court Decision (Note 14 of the Consolidated Financial Statements and below). Excluding the impact of the U.S. Tax Court Decision, the Company's effective tax rate from continuing operations for the first half of 2013 was 20.8%. The remaining increase in the first half 2013 effective tax rate from the full year 2012 rate is due to the absence of the 2012 reversal of certain foreign valuation allowances and tax rate decreases in certain foreign jurisdictions, the increase in the Company's Swedish effective tax rate and the projected change in the mix of earnings attributable to higher-taxing jurisdictions or jurisdictions where losses cannot be benefited in 2013.

The Aerospace segment was previously awarded international tax incentives, none of which are scheduled to expire in 2013.

On April 16, 2013, the United States Tax Court rendered an unfavorable decision in the matter Barnes Group Inc. and Subsidiaries v. Commissioner of Internal Revenue (“Tax Court Decision”). The Tax Court rejected the Company's objections and imposed penalties. The case involved IRS proposed adjustments of approximately $16.5 million, plus a 20% penalty and interest for the tax years 1998, 2000 and 2001.

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

The Company expects the Tax Court to enter an order reflecting the tax assessment, interest and penalties due (“Court Approved Assessment”) in the third quarter 2013. Following entry of that order, both parties have 90 days to decide whether or not to appeal the Tax Court Decision. At the end of the 90 day period, or earlier if an appeal is filed by the Company, the Court Approved Assessment becomes due.  The Company plans to appeal the Tax Court Decision to the United States Court of Appeals for the Second Circuit. As a result of the unfavorable Tax Court Decision the Company has recorded an additional tax charge in the second quarter of 2013 for $16.6 million. The Company's reserve balance now includes the estimated Court Approved Assessment and the presumed utilization of net operating losses related to this matter.

On or before the expiration of the 90 day period following the entry of the Court Approved Assessment, the Company expects to make a cash payment of approximately $13 million related to tax, interest and penalties as a result of the Tax Court Decision.

Discontinued Operations
On April 22, 2013, the Company completed the previously announced sale of BDNA to MSC pursuant to the terms of the APA between the Company and MSC. The Company initially received net cash proceeds of $540.4 million through June 30, 2013 after consideration of transaction costs and closing adjustments paid. The net after-tax proceeds are expected to be $406.6 million after consideration of certain post-closing adjustments, transaction costs and income taxes, which are expected to be paid during 2013. The Company recorded a net after-tax gain of $194.4 million on the transaction, net of transaction-related costs of $9.9 million. The results of BDNA have been segregated and presented as discontinued operations. In the six-month period ended June 30, 2013, the Company recorded a $198.2 million gain from discontinued operations. The gain relates to the net after-tax proceeds less the book value of the assets sold or otherwise disposed of and the income generated by the operations of BDNA, partially offset by charges related to the pension plans related to BDNA and a final adjustment related to a retained liability at the Barnes Distribution Europe business. See Note 2 of the Consolidated Financial Statements.

Income and Income per Share

	Three months ended June 30,				Six months ended June 30,
(in millions, except per share)	2013	2012	Change		2013	2012	Change
Income from continuing operations	$9.2	$19.5	$(10.3)	(52.8)%	$24.6	$37.1	$(12.4)	(33.6)%
Income from discontinued operations, net of income taxes	200.1	5.3	194.8	NM	198.2	10.0	$188.2	NM
Net income	$209.3	$24.8	$184.5	NM	$222.8	$47.0	$175.8	NM
Per common share:
Basic:
Income from continuing operations	$0.18	$0.36	$(0.18)	(50.0)%	$0.46	$0.68	$(0.22)	(32.4)%
Income from discontinued operations, net of income taxes	3.72	0.10	3.62	NM	3.65	0.18	3.47	NM
Net income	$3.90	$0.46	$3.44	NM	$4.11	$0.86	$3.25	NM
Diluted:
Income from continuing operations	$0.17	$0.35	$(0.18)	(51.4)%	$0.45	$0.67	$(0.22)	(32.8)%
Income from discontinued operations, net of income taxes	3.65	0.10	3.55	NM	3.59	0.18	3.41	NM
Net income	$3.82	$0.45	$3.37	NM	$4.04	$0.85	$3.19	NM
Weighted average common shares outstanding:
Basic	53.7	54.5	(0.8)	(1.5)%	54.2	54.7	(0.4)	(0.8)%
Diluted	54.8	55.2	(0.3)	(0.6)%	55.1	55.3	(0.2)	(0.3)%

NM - Not meaningful

In the second quarter of 2013, basic and diluted income from continuing operations per common share decreased 50.0% and 51.4%, respectively, from the second quarter of 2012 and for the first half of 2013 decreased 32.4% and 32.8%, respectively, from the first half of 2012. The decreases were directly attributable to the decreases in income from continuing operations for the periods. Basic and diluted weighted average common shares outstanding decreased due to the repurchase of 2,125,495 shares during the first half of 2013. The decrease in diluted shares was partially offset by an increase in the dilutive effect of potentially issuable shares given an increase in the Company's stock price and the modification of outstanding equity awards granted to the former Chief Executive Officer in the first quarter of 2013.

Financial Performance by Business Segment

Aerospace

	Three months ended June 30,				Six months ended June 30,
(in millions)	2013	2012	Change		2013	2012	Change
Sales	$96.8	$93.8	$3.1	3.3%	$194.9	$191.0	$3.9	2.0%
Operating profit	15.2	13.0	2.2	16.9%	25.6	25.7	(0.1)	(0.4)%
Operating margin	15.7%	13.9%			13.1%	13.4%

The Aerospace segment reported sales of $96.8 million in the second quarter of 2013, a 3.3% increase from the second quarter of 2012. A sales increase in the original equipment manufacturing ("OEM") business was partially offset by lower sales in the aftermarket business. Within aftermarket, sales declined in the repair and overhaul business and were flat within the spare parts business. Increased sales within the OEM business reflected strengthened demand for new engines, driven by increased aircraft production whereas a decline in sales within the aftermarket repair and overhaul business was driven by a trend of deferred maintenance. In the first half of 2013, this segment reported sales of $194.9 million, a 2.0% increase from the first half of 2012 primarily as a result of increased sales in the OEM manufacturing business, offset partially by sales declines in the aftermarket repair and overhaul and spare parts businesses.

Operating profit at Aerospace in the second quarter of 2013 increased 16.9% from the second quarter of 2012 to $15.2 million. The operating profit benefit of increased sales in the OEM business and productivity improvements were partially offset by a lower profit contribution from the aftermarket business. Operating margin increased from 13.9% in the 2012 period to 15.7%

in the 2013 period. Operating profit in the first half of 2013 decreased 0.4% from the first half of 2012 to $25.6 million. The decrease was driven by CEO transition costs of $3.9 million allocated to the segment during the first quarter of 2013 and the profit detriment of lower sales in the aftermarket businesses, offset partially by the profit benefit of higher sales in the OEM business.

Outlook: Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the worldwide economy and are driven by its order backlog through its participation in certain strategic commercial and military engine and airframe programs. Backlog in this business was $529.4 million at June 30, 2013, of which approximately 59% is expected to be shipped in the next 12 months. The Aerospace OEM business may be impacted by adjustments of customer inventory levels, commodity availability and pricing, changes in the content levels on certain platforms including insourcing, changes in production schedules of specific engine and airframe programs, as well as the pursuit of new programs. Sales levels in the Aerospace aftermarket repair and overhaul business are expected to reflect long-term trends towards improving maintenance, repair and overhaul activity, but may be negatively impacted by short-term fluctuations in demand. Incremental management fees within the aftermarket RSP spare parts business are dependent on future sales volumes and are treated as a reduction to sales. Management fees increase once during the life of each individual program, generally in the fourth or later years of each program. Management continues to believe its Aerospace aftermarket business is competitively positioned based on well-established long-term customer relationships, including maintenance and repair contracts in the repair and overhaul business and long-term RSP agreements, expanded capabilities and current capacity levels.

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

Industrial

	Three months ended June 30,				Six months ended June 30,
(in millions)	2013	2012	Change		2013	2012	Change
Sales	$170.6	$121.5	$49.0	40.3%	$336.1	$247.1	$89.0	36.0%
Operating profit	20.9	12.7	8.2	64.3%	35.5	24.7	10.8	43.8%
Operating margin	12.3%	10.5%			10.6%	10.0%

Sales at Industrial were $170.6 million in the second quarter of 2013, a $49.0 million increase from the second quarter of 2012. The acquisition of Synventive provided $43.1 million of sales. Organic sales, which benefited from favorable pricing, increased by $6.4 million, or 5.3%, during the 2013 period. These increases were partially offset by the negative impact of foreign currency translation which decreased sales by approximately $0.5 million as the U.S. dollar strengthened against foreign currencies. In the first half of 2013, this segment reported sales of $336.1 million, a 36.0% increase from the first half of 2012. Synventive contributed $83.5 million of sales. Organic sales, which benefited from favorable pricing, increased by $7.4 million during the 2013 period. The negative impact of foreign currency translation decreased sales by approximately $1.9 million.

Operating profit in the second quarter of 2013 at Industrial was $20.9 million, an increase of $8.2 million from the second quarter of 2012. Operating profit benefited primarily from the profit contribution of the Synventive business, the profit impact of increased volume and favorable pricing. Operating profit in the first half of 2013 was $35.5 million, an increase of 43.8% from the first half of 2012. The increase was also driven by the profit contribution of the Synventive business, as well as by productivity improvements and favorable pricing. These benefits were partially offset by CEO transition costs of $6.6 million that were allocated to the segment in the first quarter of 2013.

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

Operating profit is largely dependent on the sales volumes and mix within all businesses of the segment. Management continues to focus on improving profitability through leveraging organic sales growth, acquisitions, pricing initiatives, productivity and process improvements. Costs associated with increases in new product introductions and the integration of the Synventive business may negatively impact operating profit.

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

On April 22, 2013, the Company completed the sale of BDNA to MSC. The total cash consideration received for BDNA through June 30, 2013 was $540.4 million, net of transaction costs and closing adjustments paid. The after-tax proceeds from the transaction are expected to be $406.6 million. Taxes are expected to be paid during 2013. The Credit Facility does not require that the Company use the proceeds from the sale of BDNA to reduce its outstanding borrowings. In April 2013, the Company initially utilized approximately $480.0 million of the proceeds to reduce borrowings under the Credit Facility. During the second quarter of 2013, the Company utilized $48.6 million under the Credit Facility to repurchase 1.7 million shares of the Company's common stock under its publicly announced repurchase program. The Company also plans to utilize a portion of the proceeds to invest in profitable growth initiatives including potential acquisitions, for general corporate purposes, to fund pension plans, and to repurchase additional common shares. See Note 2 of the Consolidated Financial Statements.

The Company's 3.375% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014.  The note holders may also require the Company to redeem some or all of the 3.375% Convertible Notes on March 15th of 2014, 2017 and 2022. Accordingly, the 3.375% Convertible Notes, classified as long-term debt as of December 31, 2012, have been classified within the current portion of long-term debt as of June 30, 2013. Payment on the 3.375% Convertible Notes, if required by note holders, is expected to be financed through internal cash, borrowings under its Credit Facility and the sale of debt securities, or a combination thereof.

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities and currently expects that its bank syndicate, comprised of 17 banks, will continue to support its Credit Facility which matures in September 2016. In July 2012, the bank syndicate made available an additional $250.0 million under the existing Credit Facility, bringing the amended Credit Facility to $750.0 million.  At June 30, 2013, the Company had $572.9 million unused and available for borrowings under its amended $750.0 million Credit Facility, subject to covenants in the Company's debt agreements. At June 30, 2013, additional borrowings of $452.1 million of Total Debt and $376.7 million of Senior Debt would have been allowed under the covenants. Additional funds may be used, as needed, to support the Company's ongoing growth initiatives. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements.

The Company closely monitors compliance with its various debt covenants. The Company's most restrictive financial covenant is the Senior Debt Ratio which requires the Company to maintain a ratio of Consolidated Senior Debt, as defined in the Amended and Restated Credit Agreement ("Credit Agreement"), to Consolidated EBITDA, as defined, of not more than 3.25 times at the end of each fiscal quarter ending on or before September 30, 2013, after which the ratio will decrease to 3.00 times. The actual ratio at June 30, 2013 was 1.09 times. The Company's debt agreements also contain other financial covenants that require the maintenance of a certain other debt ratio (Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times for each fiscal quarter ending on or before September 30, 2013, and thereafter of not more than 3.75 times at the end of any fiscal quarter) and a certain interest coverage ratio (Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of at least 4.25 times for each fiscal quarter ending on or before September 30, 2013, and thereafter of not less than 4.50 times at the end of any fiscal quarter). The Company is in compliance with its debt covenants as of June 30, 2013.

In April 2012, the Company entered into five-year interest rate swap agreements transacted with three banks which together convert the interest on the first $100.0 million of borrowings under the Company’s Credit Agreement from a variable rate plus the borrowing spread to a fixed rate of 1.03% plus the borrowing spread for the purpose of mitigating its exposure to variable interest rates.

Any future acquisitions are expected to be financed through internal cash, borrowings and equity, or a combination thereof. Additionally, we may from time to time seek to retire or repurchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, under a Rule 10b5-1 trading plan, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Cash Flow

	Six months ended June 30,
(in millions)	2013	2012	Change
Operating activities	$66.1	$33.6	$32.4
Investing activities	518.4	(18.2)	536.7
Financing activities	(471.3)	14.1	(485.4)
Exchange rate effect	(2.2)	(1.0)	(1.2)
Increase in cash	$111.0	$28.5	$82.6

Operating activities provided $66.1 million in cash in the first six months of 2013 as compared to $33.6 million in the first six months of 2012. In the 2013 period, operating cash flows were positively impacted by improved operating performance, which was offset within net income by $10.5 million in non-cash CEO transition costs and $16.6 million in non-cash tax expense recorded in the first half of 2013. Higher cash payments for accrued employee incentive compensation, which was earned in 2011 and paid in the first quarter of 2012, and contributions to the Company's pension plans negatively impacted the 2012 period. The cash generated from operations in the 2013 period, together with borrowings under the Company's credit agreements, was primarily used for capital expenditures, the repurchase of stock and the payment of dividends.

Net cash proceeds of $540.4 million from the sale of BDNA are included in investing activities for the 2013 period. See Note 2 of the Consolidated Financial Statements. Investing activities in the 2013 period also included capital expenditures of $20.4 million compared to $15.7 million in the 2012 period. The Company expects capital spending in 2013 to approximate $45 million.

Financing activities in the first six months of 2013 included a net decrease in borrowings of $403.4 million compared to a net increase of $38.7 million in the comparable 2012 period. The decrease in the 2013 period reflects the utilization of proceeds from the BDNA sale to reduce borrowings. Proceeds from the issuance of common stock were $3.8 and $4.1 in the 2013 and 2012 periods, respectively. During the six months ended June 30, 2013 and June 30, 2012, the Company repurchased 2.1 million and 0.7 million shares, respectively, of the Company's stock. The cost of the repurchases was $61.4 million in the 2013 period and $19.0 million in the 2012 period. Total cash used to pay dividends was $10.7 million in the 2013 period compared to $10.8 million in the 2012 period.

At June 30, 2013, the Company held $197.4 million in cash and cash equivalents, substantially all of which was held by foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries are expected to continue to increase in the near term. These amounts have no material regulatory or contractual restrictions and are expected to primarily fund international investments. The Company has not repatriated any portion of current year foreign earnings to the U.S. during the first six months of 2013; however, repatriations of a portion of current year foreign earnings are planned during the remainder of 2013.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At June 30, 2013, $177.1 million was borrowed at an interest rate of 1.89% under the Company's amended $750.0 million Credit Facility which matures in September 2016. In addition, as of June 30, 2013, the Company had $11.7 million in borrowings under short-term bank credit lines. At June 30, 2013, the Company's total borrowings were comprised of approximately 23% fixed rate debt and approximately 77% variable rate debt. The interest payments on approximately $100.0 million of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the respective interest rate swaps that were executed in April 2012.

Debt Covenants

Borrowing capacity is limited by various debt covenants in the Company's debt agreements. As of June 30, 2013, the most restrictive borrowing capacity covenant in any agreement requires the Company to maintain a maximum ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times for the four fiscal quarters then ending. The Company's debt agreements also contain other financial covenants that require the maintenance of a certain other debt ratio, Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times and a certain interest coverage ratio, Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of at least 4.25 times, at June 30, 2013. Following is a reconciliation of Consolidated EBITDA to the Company's net income (in millions):

Four fiscal quarters ended June 30, 2013
Net income	$271.0
Add back:
Interest expense	15.0
Income taxes	32.3
Depreciation and amortization	62.6
Income from discontinued operations, net of income taxes	(203.6)
Adjustment for acquired businesses	3.2
Other adjustments	(5.9)
Consolidated EBITDA, as defined	$174.6

Consolidated Senior Debt, as defined, as of June 30, 2013	$190.7
Ratio of Consolidated Senior Debt to Consolidated EBITDA	1.09
Maximum	3.25
Consolidated Total Debt, as defined, as of June 30, 2013	$246.3
Ratio of Consolidated Total Debt to Consolidated EBITDA	1.41
Maximum	4.00
Consolidated Cash Interest Expense, as defined, as of June 30, 2013	$13.6
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	12.83
Minimum	4.25

The income from discontinued operations, net of income taxes, reflects income associated with BDNA, partially offset by losses associated with BDE. The adjustment for acquired businesses reflects the pre-acquisition operations of Synventive for the two-month period ended August 27, 2012. Other adjustments primarily represent depreciation and amortization associated with the discontinued operations and due diligence and transaction expenses as permitted under the Credit Agreement. Consolidated Total Debt excludes the debt discount related to the 3.375% Convertible Notes. The Company's financial covenants are measured as of the end of each fiscal quarter. At June 30, 2013, additional borrowings of $452.1 million of Total Debt and $376.7 million of Senior Debt would have been allowed under the covenants. Senior Debt includes primarily the borrowings under the Credit Facility and the borrowings under lines of credit. The Company's unused credit facilities at June 30, 2013 were $572.9 million.

OTHER MATTERS

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The most significant areas involving management judgments and estimates are described in Management's Discussion and Analysis of Financial Conditions and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to such judgments and estimates other than the following update related to business acquisitions and goodwill. Actual results could differ from those estimates.

Business Acquisitions and Goodwill: Goodwill is subject to impairment testing annually or earlier testing if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Management completes their annual impairment assessment during the second quarter of each year. The Company utilizes the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test in accordance with the applicable accounting standards. Under the qualitative assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, overall unit performance and events directly affecting a unit. If the Company determines that the two-step quantitative impairment test is required, management estimates the fair value of the reporting unit primarily using the income approach, which reflects management’s cash flow projections, and also evaluates the fair value using the market approach. Inherent in management’s development of cash flow projections are assumptions and estimates, including those related to future earnings and growth and the weighted average cost of capital. Based on this second quarter assessment, the estimated fair value of the Synventive reporting unit, which was acquired in August 2012, exceeded its carrying value and the estimated fair value of the remaining reporting units significantly exceeded their carrying values. There was no goodwill impairment at any reporting units through June 30, 2013. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company-specific and overall economic conditions. Management’s quantitative assessment during the second quarter of 2013 included a review of the potential impacts of current and projected market conditions from a market participant’s perspective on reporting units’ projected cash flows, growth rates and cost of capital to assess the likelihood of whether the fair value would be less than the carrying value. While management expects future operating improvements at certain reporting units to result from improving end-market conditions, new product introductions and further market penetration, there can be no assurance that such expectations will be met or that the fair value of the reporting units will continue to exceed their carrying values. If the fair values were to fall below the carrying values, a non-cash impairment charge to income from operations could result.

EBITDA

EBITDA for the first six months of 2013 was $409.2 million compared to $91.3 million in the first six months of 2012. EBITDA is a measurement not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Six months ended June 30,
	2013	2012
Net income	$222.8	$47.0
Add back:
Interest expense	7.6	4.8
Income taxes	147.7	13.6
Depreciation and amortization	31.1	25.9
EBITDA	$409.2	$91.3

FORWARD-LOOKING STATEMENTS

Certain of the statements in this quarterly report may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based upon management's good faith expectations and beliefs concerning future developments and their potential effect upon the Company and can be identified by the use of words such as "anticipated," "believe," "expect," "plans," "strategy," "estimate," "project," and other words of similar meaning in connection with a discussion of future operating or financial performance. These forward-looking statements do not constitute guarantees of future performance and are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. These include, but are not limited to: difficulty maintaining relationships with employees, customers, distributors, suppliers, business partners or governmental entities; the success of integration strategy implementation; the ability to recruit and retain key personnel and execute effective executive transitions; difficulties leveraging market opportunities; difficulties providing solutions that meet the needs of customers; rapid technological and market change; the ability to protect intellectual property rights; higher risks in international operations and markets; the impact of increased competition; currency fluctuations; litigation; and other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission by the Company, including the Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors sections of the Company's filings with the Securities and Exchange Commission. The risks and uncertainties described in our periodic filings with the Securities and Exchange Commission include, among others, uncertainties arising from the current or worsening conditions in financial markets; future financial performance of the industries or customers that we serve; changes in market demand for our products and services; inability to realize expected sales or profits from existing backlog due to a range of factors, including insourcing decisions, material changes as well as production schedules and volumes of specific programs; integration of acquired businesses; restructuring costs or savings; the impact of the divestiture in 2013 of the Barnes Distribution North America business to MSC Industrial Direct Co., Inc.; the impact of the acquisition in 2012 of the Synventive Molding Solutions business; the impact of the divestiture in 2011 of our Barnes Distribution Europe businesses; and any other future strategic actions, including acquisitions, joint ventures, divestitures, restructurings, or strategic business realignments, and our ability to achieve the financial and operational targets set in connection with any such actions; introduction or development of new products or transfer of work; changes in raw material or product prices and availability; foreign currency exposure; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; the impacts of the U.S. Tax Court's April 16, 2013 decision and any related appeal; the outcome of pending and future claims or litigation or governmental, regulatory proceedings, investigations, inquiries, and audits; uninsured claims and litigation; outcome of contingencies; future repurchases of common stock; future levels of indebtedness; and numerous other matters of global, regional or national scale, including those of a political, economic, business, competitive, environmental, regulatory and public health nature. The Company assumes no obligation to update our forward-looking statements.
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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's second fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company was named in a lawsuit arising out of an alleged breach of contract and implied warranty by a customer of Toolcom Suppliers Limited (“Toolcom”), a business previously included within the former Logistics and Manufacturing Services segment, related to the sale of certain products prior to the Company’s 2005 acquisition of Toolcom. In 2006, the plaintiff filed the lawsuit in civil court in Scotland and asserted that certain products sold were not fit for a particular use. The Company settled the lawsuit during the first quarter of 2013 with an outcome that did not have a material effect on the consolidated financial statements. The final settlement expense was included within the loss from operations of discontinued businesses in the consolidated statements of income for the six-month period ended June 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)

April 1-30, 2013	305,889		$27.85	304,700	4,227,300
May 1-31, 2013	1,090,380		$29.53	1,090,380	3,136,920	(1)
June 1-30, 2013	262,415		$30.06	262,415	2,874,505
Total	1,658,684	(2)	$29.31	1,657,495

(1)
The Program was publicly announced on October 20, 2011 (the "2011 Program") authorizing repurchase of up to 5.0 million shares of common stock. At December 31, 2012, 3.8 million shares of common stock had not been purchased under the 2011 Program. On February 21, 2013, the Board of Directors of the Company increased the number of shares authorized for repurchase under the 2011 Program by 1.2 million shares of common stock. The 2011 Program permits open market purchases, purchases under a Rule 10b5-1 trading plan and privately negotiated transactions.

(2)
Other than 1,657,495 shares purchased in the second quarter of 2013, which were purchased as part of the Company's 2011 Program, all acquisitions of equity securities during the second quarter of 2013 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

Item 6. Exhibits

(a) Exhibits
Exhibit 3.1
Restated Certificate of Incorporation; Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock; Certificate of Change of Location of registered office and of registered agent, dated December 13, 2002; Certificate of Merger of domestic limited liability company into a domestic company, dated May 19, 2004; Certificate of Amendment of Restated Certificate of Incorporation, dated April 20, 2006; and Certificate of Amendment of Restated Certificate of Incorporation, dated as of May 3, 2013.

Exhibit 4.1	Fifth Amended and Restated Revolving Credit Facility Agreement, dated September 27, 2011.
Exhibit 10.1	Release by Gregory F. Milzcik, dated May 3, 2013.
Exhibit 10.2	Amendment to Offer Letter to Christopher J. Stephens, Jr., dated June 7, 2013.
Exhibit 10.3	Amendment 2013-1 to the Barnes Group Inc. Supplemental Executive Retirement Plan, dated July 23, 2013.
Exhibit 15	Letter regarding unaudited interim financial information.
Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date:	July 29, 2013	/s/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr. Senior Vice President, Finance Chief Financial Officer (Principal Financial Officer)

Date:	July 29, 2013	/s/ MARIAN ACKER
Marian Acker Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended June 30, 2013

Exhibit No.	Description	Reference
3.1
Restated Certificate of Incorporation; Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock; Certificate of Change of Location of registered office and of registered agent, dated December 13, 2002; Certificate of Merger of domestic limited liability company into a domestic company, dated May 19, 2004; Certificate of Amendment of Restated Certificate of Incorporation, dated April 20, 2006; and Certificate of Amendment of Restated Certificate of Incorporation, dated as of May 3, 2013.
Filed with this report.
4.1	Fifth Amended and Restated Revolving Credit Facility Agreement, dated September 27, 2011.	Filed with this report.
10.1	Release by Gregory F. Milzcik, dated May 3, 2013.	Filed with this report.
10.2	Amendment to Offer Letter to Christopher J. Stephens, Jr., dated June 7, 2013.	Filed with this report.
10.3	Amendment 2013-1 to the Barnes Group Inc. Supplemental Executive Retirement Plan, dated July 23, 2013.	Filed with this report.
15	Letter regarding unaudited interim financial information.	Filed with this report.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.
Exhibit 101.INS	XBRL Instance Document.	Filed with this report.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	Filed with this report.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with this report.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with this report.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with this report.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with this report.