Form 10-Q
period 2013-09-30
BARNES GROUP INC
filed 2013-11-01
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

The registrant had outstanding 52,752,161 shares of common stock as of October 30, 2013.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended September 30, 2013

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” under Part I - Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales	$269,491	$232,476	$800,430	$670,580

Cost of sales	189,488	170,349	544,615	483,138
Selling and administrative expenses	51,972	39,641	166,679	114,578
	241,460	209,990	711,294	597,716
Operating income	28,031	22,486	89,136	72,864

Interest expense	2,401	3,243	10,000	8,046
Other expense (income), net	241	873	1,702	1,787
Income from continuing operations before income taxes	25,389	18,370	77,434	63,031
Income taxes	4,008	2,342	31,426	9,926
Income from continuing operations	21,381	16,028	46,008	53,105
(Loss) income from discontinued operations, net of income taxes (Note 2)	(476)	2,453	197,696	12,414
Net income	$20,905	$18,481	$243,704	$65,519

Per common share:
Basic:
Income from continuing operations	$0.40	$0.30	$0.86	$0.97
(Loss) income from discontinued operations, net of income taxes	(0.01)	0.04	3.67	0.23
Net income	$0.39	$0.34	$4.53	$1.20
Diluted:
Income from continuing operations	$0.39	$0.30	$0.84	$0.97
(Loss) income from discontinued operations, net of income taxes	(0.01)	0.04	3.60	0.22
Net income	$0.38	$0.34	$4.44	$1.19
Dividends	$0.11	$0.10	$0.31	$0.30

Weighted average common shares outstanding:
Basic	53,009,720	54,508,387	53,818,950	54,618,636
Diluted	54,304,990	55,098,263	54,854,456	55,234,478

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$20,905	$18,481	$243,704	$65,519
Other comprehensive (loss) income, net of tax
Unrealized (loss) income on hedging activities, net of tax (1)	(144)	95	202	(302)
Foreign currency translation adjustments, net of tax (2)	21,876	24,567	10,344	14,112
Defined benefit pension and other postretirement benefits, net of tax (3)	1,874	394	19,814	4,305
Total other comprehensive income, net of tax	23,606	25,056	30,360	18,115
Total comprehensive income	$44,511	$43,537	$274,064	$83,634

(1) Net of tax of $(106) and $(106) for the three months ended September 30, 2013 and 2012, respectively, and $331 and $(425) for the nine months ended September 30, 2013 and 2012, respectively.

(2) Net of tax of $843 and $1,587 for the three months ended September 30, 2013 and 2012, respectively, and $332 and $1,095 for the nine months ended September 30, 2013 and 2012, respectively.

(3) Net of tax of $1,500 and $687 for the three months ended September 30, 2013 and 2012, respectively, and $12,871 and $2,848 for the nine months ended September 30, 2013 and 2012, respectively.

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$230,285	$86,356
Accounts receivable, less allowances (2013 - $3,247; 2012 - $2,858)	230,167	253,202
Inventories	179,963	226,220
Deferred income taxes	26,301	33,906
Prepaid expenses and other current assets	16,747	18,856
Total current assets	683,463	618,540

Deferred income taxes	29,523	29,961

Property, plant and equipment	600,477	634,464
Less accumulated depreciation	(376,066)	(401,367)
	224,411	233,097

Goodwill	452,935	579,905
Other intangible assets, net	366,979	383,972
Other assets	21,863	23,121
Total assets	$1,779,174	$1,868,596

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$7,700	$3,795
Accounts payable	92,580	99,037
Accrued liabilities	127,768	96,364
Long-term debt - current	54,833	699
Total current liabilities	282,881	199,895

Long-term debt	285,600	642,119
Accrued retirement benefits	130,190	159,103
Deferred income taxes	48,498	48,707
Other liabilities	15,459	18,654

Commitments and contingencies (Note 13)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2013 - 60,164,924 shares; 2012 - 59,202,029 shares)	602	592
Additional paid-in capital	362,351	332,588
Treasury stock, at cost (2013 - 7,420,504 shares; 2012 - 4,999,556 shares)	(170,409)	(99,756)
Retained earnings	860,394	633,446
Accumulated other non-owner changes to equity	(36,392)	(66,752)
Total stockholders' equity	1,016,546	800,118
Total liabilities and stockholders' equity	$1,779,174	$1,868,596

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2013	2012
Operating activities:
Net income	$243,704	$65,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,957	40,190
Amortization of convertible debt discount	1,776	1,641
Gain on disposition of property, plant and equipment	(632)	(214)
Stock compensation expense	16,092	6,564
Withholding taxes paid on stock issuances	(2,045)	(1,123)
(Gain) loss on the sale of businesses	(313,471)	788
Changes in assets and liabilities, net of the effects of acquisitions/divestitures:
Accounts receivable	(11,694)	(12,317)
Inventories	(405)	981
Prepaid expenses and other current assets	(815)	(5,683)
Accounts payable	8,988	2,756
Accrued liabilities	27,784	(4,295)
Deferred income taxes	(6,603)	1,470
Long-term retirement benefits	238	(17,967)
Other	4,700	(1,009)
Net cash provided by operating activities	12,574	77,301

Investing activities:
Proceeds from disposition of property, plant and equipment	895	556
Proceeds from (payments for) the sale of businesses	539,116	(339)
Change in restricted cash	—	4,900
Capital expenditures	(33,799)	(22,923)
Business acquisitions, net of cash acquired	—	(296,717)
Other	(1,901)	(3,013)
Net cash provided (used) by investing activities	504,311	(317,536)

Financing activities:
Net change in other borrowings	3,887	(4,558)
Payments on long-term debt	(482,158)	(78,065)
Proceeds from the issuance of long-term debt	178,000	376,000
Proceeds from the issuance of common stock	10,873	5,630
Common stock repurchases	(68,608)	(19,037)
Dividends paid	(16,495)	(16,245)
Excess tax benefit on stock awards	3,312	1,659
Other	(1,320)	(1,184)
Net cash (used) provided by financing activities	(372,509)	264,200

Effect of exchange rate changes on cash flows	(447)	884
Increase in cash and cash equivalents	143,929	24,849
Cash and cash equivalents at beginning of period	86,356	62,505
Cash and cash equivalents at end of period	$230,285	$87,354
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
(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income, comprehensive income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2012 has been derived from the 2012 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three- and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

In the second quarter of 2013, the Company completed the sale of its Barnes Distribution North America business ("BDNA") to MSC Industrial Direct Co., Inc. ("MSC") pursuant to the terms of the Asset Purchase Agreement dated February 22, 2013 (the "APA") between the Company and MSC. The Company received proceeds of $539,116 through September 30, 2013, net of transaction costs and closing adjustments paid. All previously reported financial information has been adjusted on a retrospective basis to reflect BDNA results as discontinued operations in the consolidated statements of income. See Note 2.

In the first quarter of 2013, the Company changed its organizational structure to align its strategic business units into two reportable business segments: Aerospace and Industrial. The Company has transferred the Associated Spring Raymond business ("Raymond"), its remaining business within the former Distribution segment, to the Industrial segment. Raymond sells, among other products, springs that are manufactured by certain Industrial businesses. All previously reported financial information has been adjusted on a retrospective basis to reflect the segment realignment. See Note 12.

In the third quarter of 2012, the Company completed its acquisition of Synventive Molding Solutions. The acquired business has been integrated into the Industrial segment.

2. Discontinued Operations

Barnes Distribution Europe

On December 30, 2011, the Company sold substantially all of the assets of its Barnes Distribution Europe ("BDE") business to Berner SE (the "Purchaser") in a cash transaction pursuant to the terms of a Share and Asset Purchase Agreement ("SPA") among the Company, the Purchaser, and their respective relevant subsidiaries. The Company received gross proceeds of $33,358, which represented the initial stated purchase price, and yielded net cash proceeds of $22,492 after consideration of cash sold, transaction costs paid and closing adjustments. The final amount of proceeds from the sale of the BDE business was subject to post closing adjustments that were reflected in discontinued operations in periods subsequent to the disposition. The income from operations of discontinued businesses for the nine-month period ended September 30, 2013 includes a final settlement of a retained liability related to BDE.

As required by the terms of the SPA, the Company was required to place €9,000 of the proceeds in escrow to be used for any settlement of general representation and warranty claims. Absent a breach of warranty claim, the funds would be released from escrow on August 31, 2012 unless there were any then pending claims. Cash related to a pending claim would remain in escrow until a final determination of the claim had been made. On August 17, 2012, the Purchaser provided a notice of breach of various warranties to the Company.  The Company rejected the Purchaser's notice and demanded release of the full escrow effective August 31, 2012.  The Purchaser refused to release the full escrow, and only €3,900 plus interest was released whereas €5,100 ($6,895 at September 30, 2013) plus interest remains in escrow. The Company objected to the retention of the escrow and expects to prevail in this matter. The Company has recorded the restricted cash in other assets at September 30, 2013 and December 31, 2012.

Barnes Distribution North America

On April 22, 2013, the Company completed the sale of BDNA to MSC pursuant to the terms of the APA between the Company and MSC. The total cash consideration received for BDNA through September 30, 2013 was $539,116, net of transaction costs and closing adjustments paid. The net after-tax proceeds are expected to be $406,267 after consideration of certain post closing adjustments, transaction costs and income taxes. The Company has made income tax payments of $95,714 related to the gain on sale during the nine-month period ended September 30, 2013. The remaining income taxes payable have been recorded in accrued liabilities in the consolidated balance sheets. The Company recorded a net after-tax gain of $194,417 on the transaction in the nine-month period ended September 30, 2013, net of transaction-related costs of $9,986.

The following amounts related to BDE and BDNA were derived from historical financial information. The amounts have been segregated from continuing operations and reported as discontinued operations within the consolidated financial statements:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales	$—	$73,583	$93,173	$231,996
Income before income taxes	10	4,973	4,967	21,700
Income tax expense	463	2,505	1,688	8,537
(Loss) income from operations of discontinued businesses, net of income taxes	(453)	2,468	3,279	13,163
(Loss) gain on transaction	(7)	(21)	313,471	(788)
Income tax (expense) benefit on sale	(16)	6	(119,054)	39
(Loss) gain on the sale of businesses, net of income taxes	(23)	(15)	194,417	(749)
(Loss) income from discontinued operations, net of income taxes	$(476)	$2,453	$197,696	$12,414

3. Net Income Per Common Share

For the purpose of computing diluted income from continuing operations and net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans and convertible senior subordinated notes. For the purpose of computing diluted income from continuing operations and net income per common share, the weighted-average number of common shares outstanding was increased by 1,295,270 and 589,876 for the three-month periods ended September 30, 2013 and 2012, respectively, and 1,035,506 and 615,842 for the nine-month periods ended September 30, 2013 and 2012, respectively, to account for the potential dilutive effect of stock-based incentive plans and convertible senior subordinated notes. There were no adjustments to income from continuing operations or net income for the purposes of computing income available to common stockholders for those periods.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three-month periods ended September 30, 2013 and 2012, the Company excluded 27,300 and 367,428 stock options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options would have been anti-dilutive. During the nine-month periods ended September 30, 2013 and 2012, the Company excluded 177,550 and 331,618 stock options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options would have been anti-dilutive.

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

In the first quarter of 2013, the Board of Directors of the Company approved a Transition and Resignation Agreement (the "Agreement") for its former Chief Executive Officer (“Former CEO”) in connection with his resignation of the CEO role and his assumption of a Vice Chairman role. The Agreement provided that, in exchange for the Former CEO's delivery of an effective release of claims, his adherence to certain restrictive covenants, and the successful provision of transition services, including with regard to certain equity grants, the successful sale of the BDNA business, the Former CEO's outstanding equity awards are modified to increase the post-termination exercise period for stock options until the earlier of ten years from the date of grant or five years from the retirement date and made non-forfeitable all outstanding stock options, restricted stock unit awards and performance share awards that remained unvested on the day of his agreed to resignation date from the Company.  The original vesting dates of the equity awards serve as the delivery dates and the performance metrics continue to apply to the performance share awards. The Company recorded $10,492 of stock compensation expense in the first quarter of 2013 as a result of the modifications.

The 3.375% convertible senior subordinated notes due in March 2027 (the “Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of September 30, 2013 was approximately $28.31 per share of common stock. The dilutive effect of the Notes is determined based on the average closing price of the Company's stock for the last 30 trading days of the quarter as compared to the conversion price of the Notes. Under the net share settlement method, there were 286,205 and 128,594 potential shares issuable under the Notes that were considered dilutive for the three- and nine- month periods ended September 30, 2013, respectively. There were no potential shares issuable under the Notes for the three- and nine- month periods ended September 30, 2012 as the Notes would have been anti-dilutive.

4. Inventories

The components of inventories consisted of:

	September 30, 2013	December 31, 2012
Finished goods	$71,078	$126,139
Work-in-process	60,386	56,186
Raw material and supplies	48,499	43,895
	$179,963	$226,220

5. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended September 30, 2013:

	Aerospace	Industrial	Other	Total Company
January 1, 2013	$30,786	$414,244	$134,875	$579,905
Divestiture	—	—	(134,704)	(134,704)
Purchase accounting adjustment	—	2,627	—	2,627
Foreign currency translation	—	5,278	(171)	5,107
September 30, 2013	$30,786	$422,149	$—	$452,935

In the first quarter of 2013, the Company realigned its reportable business segments by transferring the Associated Spring Raymond business ("Raymond"), its remaining business within the former Distribution segment, to the Industrial segment. The goodwill related to BDNA ("BDNA goodwill"), also a business within the former Distribution segment, was $134,875 at December 31, 2012. BDNA was sold on April 22, 2013. See Note 2. In the nine months ended September 30, 2013, certain purchase price adjustments were made in connection with the acquisition of Synventive.
In the second quarter of 2013, management performed its annual goodwill impairment testing. Based on this assessment, there was no goodwill impairment recognized.

Other Intangible Assets:
Other intangible assets consisted of:

		September 30, 2013		December 31, 2012
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs (RSPs)	Up to 30	$293,700	$(61,965)	$293,700	$(54,638)
Customer lists/relationships	10-15	91,306	(15,575)	102,806	(21,727)
Patents and technology	7-14	41,972	(12,274)	41,972	(7,758)
Trademarks/trade names	5-30	11,950	(7,393)	12,750	(7,497)
Other	Up to 15	12,692	(7,701)	12,692	(6,927)
		451,620	(104,908)	463,920	(98,547)
Unamortized intangible asset:
Trade name		10,000		10,000

Foreign currency translation		10,267	—	8,599	—
Other intangible assets		$471,887	$(104,908)	$482,519	$(98,547)

Gross amounts of $11,500 and $800 (accumulated amortization of $11,387 and $800) that were included within customer lists and trademarks, respectively, at December 31, 2012, were related to BDNA.
Estimated amortization of intangible assets for future periods is as follows: 2013 - $24,000; 2014 - $24,000; 2015 - $24,000; 2016 - $23,000 and 2017 - $24,000.
In the third quarter of 2013, management performed its annual impairment testing of its trade name, an indefinite-lived intangible asset. Based on this assessment, there was no trade name impairment recognized.

6. Debt

The Company's debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios. The Company is in compliance with its debt covenants as of September 30, 2013, and closely monitors its future compliance based on current and anticipated future economic conditions.

Long-term debt and notes and overdrafts payable at September 30, 2013 and December 31, 2012 consisted of:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.375% Convertible Notes	$55,636	$69,921	$55,636	$57,977
Unamortized debt discount – 3.375% Convertible Notes	(1,346)	—	(3,122)	—
Revolving credit agreement	285,600	286,677	589,200	599,172
Borrowings under lines of credit and overdrafts	7,700	7,700	3,380	3,380
Foreign bank borrowings	540	541	945	947
Other	3	3	574	574
	348,133	364,842	646,613	662,050
Less current maturities	(62,533)		(4,494)
Long-term debt	$285,600		$642,119

The 3.375% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. The note holders may also require the Company to redeem some or all of the notes at their par value on March 15th of 2014, 2017 and 2022. As such, the balance of these Notes of $54,290 ($55,636 par value) and the related deferred tax balances are classified as current in the accompanying balance sheet as of September 30, 2013. The 3.375%

Convertible Notes are also eligible for conversion upon meeting certain conditions as provided in the indenture agreement. The eligibility for conversion is determined quarterly. During the third quarter of 2013, the 3.375% Convertible Notes were not eligible for conversion. During the fourth quarter of 2013, the 3.375% Convertible Notes will not be eligible for conversion. The fair value of the Notes was determined using quoted market prices that represent Level 2 observable inputs.

On September 27, 2013, the Company entered into a second amendment to its fifth amended and restated revolving credit agreement (the "Amended Credit Agreement”) and retained Bank of America, N.A. as Administrative Agent for the lenders. The Amended Credit Agreement extends the maturity date of the debt facility by two years from September 2016 to September 2018 and includes an option to extend the maturity date for an additional year, subject to certain conditions. The Amended Credit Agreement also adds a new foreign subsidiary borrower in Germany, Barnes Group Acquisition GmbH, maintains the borrowing availability of the Company at $750,000 and adds an accordion feature to increase this amount to $1,000,000. The Company may exercise the accordion feature upon request to the Administrative Agent as long as an event of default has not occurred or is continuing. Borrowings under the Amended Credit Agreement continue to bear interest at LIBOR plus a spread ranging from 1.10% to 1.70%. The Company paid fees and expenses of $1,159 in conjunction with executing the second amendment; such fees will be deferred and amortized into interest expense on the accompanying Consolidated Statements of Income through its maturity.

The Company's borrowing capacity remains limited by various debt covenants in the Amended Credit Agreement, certain of which have been amended in September 2013. The Amended Credit Agreement requires the Company to maintain a ratio of Consolidated Senior Debt, as defined in the Amended Credit Agreement, to Consolidated EBITDA, as defined, of not more than 3.25 times at the end of each fiscal quarter, a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times at the end of each fiscal quarter, and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25 times at the end of each fiscal quarter. The Amended Credit Agreement also provided that in connection with certain permitted acquisitions with aggregate consideration in excess of $150,000, the Consolidated Senior Debt to EBITDA ratio and the Consolidated Total Debt to EBITDA ratio are permitted to increase to 3.50 times and 4.25 times, respectively, for a period of the four fiscal quarters ending after the closing of the acquisition. At September 30, 2013, the Company was in compliance with all covenants under the Amended Credit Agreement. The fair value of the borrowings is based on observable Level 2 inputs using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

In addition, the Company has available approximately $15,000 in uncommitted short-term bank credit lines ("Credit Lines"), of which $7,700 was borrowed at September 30, 2013 at an interest rate of 2.14% and $2,800 was borrowed at December 31, 2012 at an interest rate of 2.16%. The Company had also borrowed $580 under overdraft facilities at December 31, 2012. There were no borrowings under overdrafts facilities at September 30, 2013. Repayments under the Credit Lines are due within seven days after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

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

The following table sets forth the fair value amounts of derivative instruments held by the Company.

	September 30, 2013		December 31, 2012
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(486)	$—	$(1,818)
Foreign exchange contracts	146	—	945	—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	410	(46)	2,370	(152)
Total derivatives	$556	$(532)	$3,315	$(1,970)

Asset derivatives are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Liability derivatives related to interest rate contracts and foreign exchange contracts are recorded in other liabilities and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

The following table sets forth the gain (loss), net of tax, recorded in accumulated other non-owner changes to equity for the three- and nine- month periods ended September 30, 2013 and 2012 for derivatives held by the Company and designated as hedging instruments.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cash flow hedges:
Interest rate contracts	$(242)	$(551)	$825	$(1,250)
Foreign exchange contracts	98	646	(623)	948
	$(144)	$95	$202	$(302)

Amounts included within accumulated other non-owner changes to equity that were reclassified to expense during the first nine months of 2013 and 2012 related to the interest rate swaps resulted in a fixed rate of interest of 1.03% plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings. The amounts reclassified for the foreign exchange contracts were not material in any period presented. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the three- and nine- month periods ended September 30, 2013 and 2012.

The following table sets forth the (losses) gains recorded in other expense (income), net in the consolidated statements of income for the three- and nine- month periods ended September 30, 2013 and 2012 for non-designated derivatives held by the Company. Such amounts were substantially offset by gains (losses) recorded on the underlying hedged asset or liability.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Foreign exchange contracts	$1,361	$2,380	$(2,121)	$3,305

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

Level 3	Unobservable inputs for the asset or liability

The following table provides the financial assets and financial liabilities reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Asset derivatives	$556	$—	$556	$—
Liability derivatives	(532)	—	(532)	—
Bank acceptances	4,013	—	4,013	—
Rabbi trust assets	1,854	1,854	—	—
	$5,891	$1,854	$4,037	$—

December 31, 2012
Asset derivatives	$3,315	$—	$3,315	$—
Liability derivatives	(1,970)	—	(1,970)	—
Bank acceptances	3,441	—	3,441	—
Rabbi trust assets	1,831	1,831	—	—
	$6,617	$1,831	$4,786	$—

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

9. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
Pensions	2013	2012	2013	2012
Service cost	$1,393	$1,704	$4,839	$4,962
Interest cost	5,018	5,419	15,043	16,156
Expected return on plan assets	(8,273)	(8,216)	(24,867)	(24,506)
Amortization of prior service cost	185	209	567	629
Amortization of actuarial losses	4,038	3,170	12,331	9,029
Curtailment loss	—	—	199	—
Settlement loss	—	91	637	91
Special termination benefits	—	—	1,016	—
Net periodic benefit cost	$2,361	$2,377	$9,765	$6,361

	Three months ended September 30,		Nine months ended September 30,
Other Postretirement Benefits	2013	2012	2013	2012
Service cost	$58	$69	$176	$205
Interest cost	513	643	1,548	1,902
Amortization of prior service credit	(223)	(396)	(783)	(1,189)
Amortization of actuarial losses	241	269	762	811
Curtailment gain	—	—	(3,081)	—
Net periodic benefit cost	$589	$585	$(1,378)	$1,729

The curtailment loss (gain), settlement loss and special termination benefits during the first nine months of 2013 relate to certain defined benefit pension and other postretirement benefit plans that were impacted by the completed sale of BDNA in April 2013. These amounts have been segregated from continuing operations and reported as discontinued operations within the Consolidated Financial Statements.

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

10. Income Taxes

The Company's effective tax rate from continuing operations for the first nine months of 2013 was 40.6% compared with 15.7% in the first nine months of 2012 and 13.5% for the full year 2012 and includes the impact of $16,389 of tax expense related to the April 16, 2013 U.S. Tax Court Decision (see Note 13 of the Consolidated Financial Statements). Excluding the impact of the U.S. Tax Court Decision, the Company's effective tax rate from continuing operations for the first nine months of 2013 was 19.6%. The remaining increase in the first nine months of 2013 effective tax rate from the full year 2012 rate is due to the absence of the 2012 reversal of certain foreign valuation allowances and tax rate decreases in certain foreign jurisdictions, the increase in the Company's Swedish effective tax rate and the projected change in the mix of earnings attributable to higher-taxing jurisdictions or jurisdictions where losses cannot be benefited in 2013. The Aerospace segment was previously awarded international tax incentives, none of which are scheduled to expire in 2013.

11. Changes in Accumulated Other Comprehensive Income by Component

The following table sets forth the changes in accumulated other comprehensive income by component for the nine-month period ended September 30, 2013:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2013	$(432)	$(146,441)	$80,121	$(66,752)
Other comprehensive income before reclassifications to consolidated statements of income	321	12,671	6,201	19,193
Amounts reclassified from accumulated other comprehensive (loss) income to the consolidated statements of income	(119)	7,143	4,143	11,167
Net current-period other comprehensive income	202	19,814	10,344	30,360
September 30, 2013	$(230)	$(126,627)	$90,465	$(36,392)

The following table sets forth the reclassifications out of accumulated other comprehensive income by component for the three- and nine-month periods ended September 30, 2013:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	Three months ended September 30, 2013	Nine months ended September 30, 2013
Gains and losses on cash flow hedges
Interest rate contracts	$(220)	$(631)	Interest expense
Foreign exchange contracts	132	659	Net sales
	(88)	28	Total before tax
	53	91	Tax benefit
	(35)	119	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service credits, net	$38	$216	(A)
Amortization of actuarial losses	(4,279)	(13,093)	(A)
Curtailment gain (net)	—	2,882	(A)
Settlement loss	—	(637)	(A)
	(4,241)	(10,632)	Total before tax
	1,500	3,489	Tax benefit
	(2,741)	(7,143)	Net of tax

Foreign currency items
Charge to cumulative translation adjustment (sale of BDNA)	$—	$(4,143)	Income from discontinued operations
	—	—	Tax benefit
	—	(4,143)	Net of tax

Total reclassifications in the period	$(2,776)	$(11,167)
(A) These accumulated other comprehensive income components are included within the computation of net periodic pension cost. See Note 9.

12. Information on Business Segments

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

The following tables, adjusted on a retrospective basis to reflect the segment alignment, set forth information about the Company's operations by its two reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales
Aerospace	$101,744	$98,370	$296,622	$289,391
Industrial	167,747	134,107	503,809	381,191
Intersegment sales	—	(1)	(1)	(2)
Total net sales	$269,491	$232,476	$800,430	$670,580

Operating profit
Aerospace	$7,157	$14,122	$32,730	$39,798
Industrial	20,874	8,364	56,406	33,066
Total operating profit	28,031	22,486	89,136	72,864
Interest expense	2,401	3,243	10,000	8,046
Other expense (income), net	241	873	1,702	1,787
Income from continuing operations before income taxes	$25,389	$18,370	$77,434	$63,031

	September 30, 2013	December 31, 2012
Assets
Aerospace	$525,296	$533,465
Industrial	929,453	907,124
Other (A)	324,425	428,007
Total assets	$1,779,174	$1,868,596

(A) "Other" assets include corporate-controlled assets, the majority of which are cash and deferred tax assets. Other assets as of December 31, 2012 also include the assets of BDNA, which was sold on April 22, 2013. See Note 2.

13. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not material as of September 30, 2013 and December 31, 2012.

The Company was named in a lawsuit arising out of an alleged breach of contract and implied warranty by a customer of Toolcom Suppliers Limited (“Toolcom”), a business previously included within the former Logistics and Manufacturing Services segment, related to the sale of certain products prior to the Company’s 2005 acquisition of Toolcom. In 2006, the plaintiff filed the lawsuit in civil court in Scotland and asserted that certain products sold were not fit for a particular use. The Company settled the lawsuit during the first quarter of 2013 with an outcome that did not have a material effect on the consolidated financial statements. The final settlement expense is included within the income from operations of discontinued businesses in the consolidated statements of income for the nine-month period ended September 30, 2013.

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

On August 20, 2013, the Tax Court issued an order reflecting the tax and penalties due (“Court Approved Assessment”). Following entry of this order, both parties have until November 18, 2013 to decide whether or not to appeal the Tax Court Decision. On November 18, 2013, or earlier if an appeal is filed by the Company, the Court Approved Assessment becomes due.  The Company plans to appeal the Tax Court Decision to the United States Court of Appeals for the Second Circuit. As a result of the unfavorable Tax Court Decision the Company has recorded an additional tax charge in the first nine months of 2013 for $16,389. The Company's reserve balance now includes the estimated Court Approved Assessment and the presumed utilization of net operating losses related to this matter.

In the fourth quarter of 2013, the Company expects to make a cash payment of approximately $13,000 related to tax, interest and penalties as a result of the Tax Court Decision.

Acquisition
On September 30, 2013, the Company entered into a Share Purchase and Assignment Agreement (the "Share Purchase Agreement") with Otto Männer Holding AG, a German company based in Bahlingen, Germany (the "Seller"), and three shareholders of the Seller, for the acquisition (the "Acquisition") of all the shares of the capital stock of the operating subsidiaries through which the Seller operates (the "Männer Business"). The Männer Business is a leader in the development and manufacture of high precision molds, valve gate hot runner systems, and system solutions for the medical/ pharmaceutical, packaging, and personal care/health care industries. The Männer Business includes manufacturing locations in Germany, Switzerland and the United States, and sales and service offices in Europe, Hong Kong/China and Japan. The purchase price payable by the Company for the Acquisition pursuant to the terms of the Share Purchase Agreement is €275,000, comprised of €247,500 in cash (subject to certain adjustments under the Share Purchase Agreement) and shares of the Company’s common stock having a value of €27,500 as calculated under the Share Purchase Agreement. The Männer Business will operate within the Company's Industrial segment and the Company has funded the cash portion of the purchase price from cash on hand and borrowings under the Amended Credit Facility. The Company completed the acquisition of the Männer business on October 31, 2013. The accounting for the Acquisition has not been completed at the date of this filing given the proximity to the Acquisition date. See Note 14.

14. Subsequent Event

On October 31, 2013, the Company completed the acquisition of the Männer Business.  Pursuant to the terms of the Share Purchase Agreement, the Company acquired all the shares of capital stock of the Männer Business for an aggregate purchase price of €281,200 ($381,331) which was paid through a combination of €253,726 in cash ($344,636) and 1,032,493 shares of the Company's common stock (valued at €27,500 pursuant to the Share Purchase Agreement and $36,695 based upon market value at close).  The purchase price includes preliminary adjustments under the terms of the Share Purchase Agreement, including approximately €26,000 related to cash acquired ($35,316), and is subject to post closing adjustments. The Company funded the cash portion of the purchase price from cash on hand and borrowings under the Amended Credit Facility.
__________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month and nine-month periods ended September 30, 2013 and 2012, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 1, 2013 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of September 30, 2013 and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and September 30, 2012 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2013 and September 30, 2012. This interim financial information is the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of income and comprehensive income, of changes in stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP Hartford, Connecticut
November 1, 2013

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

In the third quarter of 2013, the Company entered into a Share Purchase and Assignment Agreement (the "Share Purchase Agreement") with Otto Männer Holding AG, a German company based in Bahlingen, Germany (the "Seller"), and three shareholders of the Seller, for the acquisition (the "Acquisition") of all the shares of the capital stock of the operating subsidiaries through which the Seller operates (the "Männer Business"). The Männer Business is a leader in the development and manufacture of high precision molds, valve gate hot runner systems, and system solutions for the medical/ pharmaceutical, packaging, and personal care/health care industries. The Männer Business includes manufacturing locations in Germany, Switzerland and the United States, and sales and service offices in Europe, Hong Kong/China and Japan. On October 31, 2013, the Company completed the acquisition of the Männer Business.  Pursuant to the terms of the Share Purchase Agreement, the Company acquired all the shares of capital stock of the Männer Business for an aggregate purchase price of €281.2 million ($381.3 million) which was paid through a combination of €253.7 million in cash ($344.6 million) and 1,032,493 shares of the Company's common stock (valued at €27.5 million pursuant to the Share Purchase Agreement and $36.7 million based upon market value at close).  The purchase price includes preliminary adjustments under the terms of the Share Purchase Agreement, including approximately €26.0 million related to cash acquired ($35.3 million), and is subject to post closing adjustments. The Company funded the cash portion of the purchase price from cash on hand and borrowings under the Amended Credit Facility.

In the second quarter of 2013, the Company completed the sale of its Barnes Distribution North America business ("BDNA") to MSC Industrial Direct Co., Inc. ("MSC") pursuant to the terms of the Asset Purchase Agreement dated February 22, 2013 (the "APA") between the Company and MSC. The total cash consideration received for BDNA through September 30, 2013 was $539.1 million, net of transaction costs and closing adjustments paid. The net after-tax proceeds and net gain on sale from the transaction are expected to be $406.3 million and $194.4 million, respectively. In April 2013, the Company initially utilized the proceeds to reduce borrowings under the Credit Facility. Subsequently, the Company utilized a portion of the proceeds under the Credit Facility to repurchase shares of the Company's common stock under its publicly announced repurchase program and to provide for tax payments related to the gain on sale. The Company also plans to utilize a portion of the proceeds to fund investments in profitable growth initiatives, for general corporate purposes, to fund pension plans, and to repurchase additional common shares. See Note 2 of the Consolidated Financial Statements.

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

Third Quarter 2013 Highlights

In September 2013, the Company entered into a second amendment to its fifth amended and restated revolving credit agreement (the "Amended Credit Agreement”). The Amended Credit Agreement extends the maturity date of the debt facility by two years through September 2018, amends the terms of certain debt covenants, maintains the borrowing availability of the Company at $750.0 million and adds an accordion feature to increase this amount to $1,000.0 million.

Additionally in September 2013, the Company entered into the Share Purchase Agreement with the Seller for the Acquisition of the Männer Business. The Company subsequently completed the acquisition of the Männer Business on October 31, 2013. The Männer Business will operate within the Company's Industrial segment. The Company has funded the cash portion of the purchase price from cash on hand and borrowings under the Credit Facility.

In the third quarter of 2013, sales increased by $37.0 million, or 15.9% from the third quarter of 2012, to $269.5 million. This increase was driven primarily by an incremental $25.0 million sales contribution from the Synventive business during July and August 2013 (acquisition completed on August 27, 2012). Organic sales increased by $11.5 million, or 5.0%, with growth in both the Aerospace and Industrial segments.

Operating income in the third quarter of 2013 increased 24.7% to $28.0 million from the third quarter of 2012 and operating income margin increased from 9.7% to 10.4%. Operating income during the third quarter of 2013 benefited from the profit contribution of both the Synventive business and increased organic sales, and improved productivity within the Industrial segment. Benefits were partially offset by an $8.6 million pre-tax inventory valuation charge related to a specific family of spare parts within the repair and overhaul business. Operating income during the third quarter of 2012 included $5.1 million of short-term purchase accounting adjustments and transaction costs resulting from the acquisition of Synventive.

RESULTS OF OPERATIONS

Net Sales

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2013	2012	Change		2013	2012	Change
Aerospace	$101.7	$98.4	$3.4	3.4%	$296.6	$289.4	$7.2	2.5%
Industrial	167.7	134.1	33.6	25.1%	503.8	381.2	122.6	32.2%
Intersegment sales	—	—	—	—%	—	—	—	—%
Total	$269.5	$232.5	$37.0	15.9%	$800.4	$670.6	$129.9	19.4%

The Company reported net sales of $269.5 million in the third quarter of 2013, an increase of $37.0 million or 15.9%, from the third quarter of 2012. The acquisition of Synventive on August 27, 2012 provided an incremental $25.0 million of net sales during July and August 2013. Organic sales increased by $11.5 million, which included an increase of $3.4 million at Aerospace and an increase of $8.1 million at Industrial. The weakening of the U.S. dollar against foreign currencies increased net sales by approximately $0.5 million.

The Company reported net sales of $800.4 million in the first nine months of 2013, an increase of $129.9 million or 19.4%, from the first nine months of 2012. The acquisition of Synventive in August 2012 provided an incremental $108.5 million of net sales during January through August 2013. Organic sales increased by $22.6 million, which included an increase of $7.2 million at Aerospace and an increase of $15.4 million at Industrial. The strengthening of the U.S. dollar against foreign currencies decreased net sales by approximately $1.3 million.

Expenses and Operating Income

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2013	2012	Change		2013	2012	Change
Cost of sales	$189.5	$170.3	$19.1	11.2%	$544.6	$483.1	$61.5	12.7%
% sales	70.3%	73.2%			68.0%	72.0%
Gross profit (1)	$80.0	$62.1	$17.9	28.8%	$255.8	$187.4	$68.4	36.5%
% sales	29.7%	26.7%			32.0%	28.0%
Selling and administrative expenses	$52.0	$39.6	$12.3	31.1%	$166.7	$114.6	$52.1	45.5%
% sales	19.3%	17.1%			20.8%	17.1%
Operating income	$28.0	$22.5	$5.5	24.7%	$89.1	$72.9	$16.3	22.3%
% sales	10.4%	9.7%			11.1%	10.9%
(1) - Sales less cost of sales.

Cost of sales in the third quarter of 2013 increased 11.2% from the 2012 period, while gross profit margin increased from 26.7% in the 2012 period to 29.7% in the 2013 period. Gross margins declined at Aerospace and improved at Industrial. During the 2012 period, gross margins were negatively impacted by the short-term purchase accounting adjustments related to the acquisition of Synventive. The acquisition of Synventive resulted in a higher percentage of sales, and increased gross profit margin, being driven by Industrial during the 2013 period. Gross margin benefits from Synventive were partially offset by an $8.6 million pre-tax inventory valuation charge related to a specific family of spare parts within the repair and overhaul business. Selling and administrative expenses in the third quarter of 2013 increased 31.1% from the 2012 period due primarily to the incremental operations of Synventive. As a percentage of sales, selling and administrative costs increased from 17.1% in the third quarter of 2012 to 19.3% in the 2013 period. Operating income in the third quarter of 2013 increased 24.7% to $28.0 million from the third quarter of 2012 and operating income margin increased from 9.7% to 10.4%.

Cost of sales in the first nine months of 2013 increased 12.7% from the 2012 period, while gross profit margin increased from 28.0% in the 2012 period to 32.0% in the 2013 period. Gross margins declined at Aerospace and improved at Industrial. The acquisition of Synventive resulted in a higher percentage of sales, and increased gross profit margin, being driven by Industrial during the 2013 period. Gross margin benefits from Synventive were partially offset by the $8.6 million pre-tax inventory valuation charge related to a specific family of spare parts within the repair and overhaul business recorded in the third quarter of 2013. Selling and administrative expenses in the first nine months of 2013 increased 45.5% from the 2012 period due primarily to the incremental operations of Synventive and CEO transition costs of $10.5 million. As a percentage of sales, selling and administrative costs increased from 17.1% in the first nine months of 2012 to 20.8% in the 2013 period. Operating income in the first nine months of 2013 increased 22.3% to $89.1 million from the first nine months of 2012 and operating income margin increased from 10.9% to 11.1%.

Interest expense
Interest expense decreased by $0.8 million and increased by $2.0 million in the third quarter and the first nine months of 2013, respectively, compared to prior year amounts. The increase during the first nine months of 2013 was primarily the result of higher average borrowing rates under the variable rate credit facility (the “Credit Facility”). During the third quarter, borrowings were substantially reduced as proceeds from the BDNA sale were used to reduce debt under the Credit Facility.

Other expense (income), net
Other expense (income), net in the third quarter of 2013 was $0.2 million compared to $0.9 million in the third quarter of 2012. The decrease was primarily due to changes in foreign exchange net transaction losses during the period. In the first nine months of 2013, other expense (income), net was $1.7 million compared to $1.8 million in the first nine months of 2012.

Income Taxes
The Company's effective tax rate from continuing operations for the first nine months of 2013 was 40.6% compared with 15.7% in the first nine months of 2012 and 13.5% for the full year 2012 and includes the impact of $16.4 million of tax expense related to the April 16, 2013 U.S. Court Decision (Note 13 of the Consolidated Financial Statements and below). Excluding the impact of the U.S. Tax Court Decision, the Company's effective tax rate from continuing operations for the first nine months of 2013 was 19.6%. The remaining increase in the first nine months of 2013 effective tax rate from the full year 2012 rate is due to the absence of the 2012 reversal of certain foreign valuation allowances and tax rate decreases in certain foreign jurisdictions, an increase in the Company's Swedish effective tax rate and the projected change in the mix of earnings attributable to higher-taxing jurisdictions or jurisdictions where losses cannot be benefited in 2013. The Aerospace segment was previously awarded international tax incentives, none of which are scheduled to expire in 2013.

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

On August 20, 2013, the Tax Court issued an order reflecting the tax and penalties due (“Court Approved Assessment”). Following entry of this order, both parties have until November 18, 2013 to decide whether or not to appeal the Tax Court Decision. On November 18, 2013, or earlier if an appeal is filed by the Company, the Court Approved Assessment becomes due.  The Company plans to appeal the Tax Court Decision to the United States Court of Appeals for the Second Circuit. As a result of the unfavorable Tax Court Decision the Company has recorded an additional tax charge in the first nine months of 2013 for $16.4 million. The Company's reserve balance now includes the estimated Court Approved Assessment and the presumed utilization of net operating losses related to this matter.

In the fourth quarter of 2013, the Company expects to make a cash payment of approximately $13 million related to tax, interest and penalties as a result of the Tax Court Decision.

Discontinued Operations
On April 22, 2013, the Company completed the previously announced sale of BDNA to MSC pursuant to the terms of the APA between the Company and MSC. The Company has received net cash proceeds of $539.1 million through September 30, 2013 after consideration of transaction costs and closing adjustments paid. The net after-tax proceeds are expected to be $406.3 million after consideration of certain post-closing adjustments, transaction costs and income taxes, which are expected to be paid during 2013. The Company recorded a net after-tax gain of $194.4 million on the transaction, net of transaction-related costs of $10.0 million. The results of BDNA have been segregated and presented as discontinued operations. In the nine-month period ended September 30, 2013, the Company recorded a $197.7 million gain from discontinued operations. The gain relates to the net after-tax proceeds less the book value of the assets sold or otherwise disposed of and the income generated by the operations of BDNA through its sale date, partially offset by charges related to the pension plans related to BDNA and a final adjustment related to a retained liability at the Barnes Distribution Europe business. See Note 2 of the Consolidated Financial Statements.

Income and Income per Share

	Three months ended September 30,				Nine months ended September 30,
(in millions, except per share)	2013	2012	Change		2013	2012	Change
Income from continuing operations	$21.4	$16.0	$5.4	33.4%	$46.0	$53.1	$(7.1)	(13.4)%
(Loss) income from discontinued operations, net of income taxes	(0.5)	2.5	(2.9)	NM	197.7	12.4	$185.3	NM
Net income	$20.9	$18.5	$2.4	13.1%	$243.7	$65.5	$178.2	NM
Per common share:
Basic:
Income from continuing operations	$0.40	$0.30	$0.10	33.3%	$0.86	$0.97	$(0.11)	(11.3)%
(Loss) income from discontinued operations, net of income taxes	(0.01)	0.04	(0.05)	NM	3.67	0.23	3.44	NM
Net income	$0.39	$0.34	$0.05	14.7%	$4.53	$1.20	$3.33	NM
Diluted:
Income from continuing operations	$0.39	$0.30	$0.09	30.0%	$0.84	$0.97	$(0.13)	(13.4)%
(Loss) income from discontinued operations, net of income taxes	(0.01)	0.04	(0.05)	NM	3.60	0.22	3.38	NM
Net income	$0.38	$0.34	$0.04	11.8%	$4.44	$1.19	$3.25	NM
Weighted average common shares outstanding:
Basic	53.0	54.5	(1.5)	(2.7)%	53.8	54.6	(0.8)	(1.5)%
Diluted	54.3	55.1	(0.8)	(1.4)%	54.9	55.2	(0.3)	(0.7)%

NM - Not meaningful

In the third quarter of 2013, basic and diluted income from continuing operations per common share increased 33.3% and 30.0%, respectively, from the third quarter of 2012 and for the first nine months of 2013 decreased 11.3% and 13.4%, respectively, from the first nine months of 2012. The changes were directly attributable to the changes in income from continuing operations for the periods. Basic and diluted weighted average common shares outstanding decreased due to the repurchase of 2,350,697 shares during the first nine months of 2013. The decrease in diluted shares was partially offset by an increase in the dilutive effect of potentially issuable shares given an increase in the Company's stock price and the modification of outstanding equity awards granted to the former Chief Executive Officer in the first quarter of 2013.

Financial Performance by Business Segment

Aerospace

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2013	2012	Change		2013	2012	Change
Sales	$101.7	$98.4	$3.4	3.4%	$296.6	$289.4	$7.2	2.5%
Operating profit	7.2	14.1	(7.0)	(49.3)%	32.7	39.8	(7.1)	(17.8)%
Operating margin	7.0%	14.4%			11.0%	13.8%

The Aerospace segment reported sales of $101.7 million in the third quarter of 2013, a 3.4% increase from the third quarter of 2012. A sales increase in the original equipment manufacturing ("OEM") business was partially offset by lower sales in the aftermarket business. Within aftermarket, sales declined in both the repair and overhaul business and the spare parts business. Increased sales within the OEM business reflected strengthened demand for new engines, driven by increased aircraft production whereas a decline in sales within the aftermarket repair and overhaul business was driven by a trend of deferred maintenance. In the first nine months of 2013, this segment reported sales of $296.6 million, a 2.5% increase from the first nine months of 2012 primarily as a result of increased sales in the OEM manufacturing business, offset partially by sales declines in the aftermarket repair and overhaul and spare parts businesses.

Operating profit at Aerospace in the third quarter of 2013 decreased 49.3% from the third quarter of 2012 to $7.2 million. The operating profit benefits of increased sales in the OEM business and lower employee related costs, primarily due to incentive compensation as a result of the level of the Company's pre-established annual performance targets, were more than offset by an $8.6 million pre-tax inventory valuation charge related to a specific family of spare parts within the repair and overhaul business, the profit impact of lower sales in the aftermarket businesses and increased costs of new product introductions within the OEM business. In assessing inventory valuation for the specific family of spare parts used to support its repair and overhaul business, management takes into consideration the required level of exchange inventory to meet customer needs, current market pricing and demand, which depend on the frequency and scope of repair and maintenance of aircraft engines, the number and age of engines in the installed fleet and the various market channels. In the current quarter, after consideration of the Company’s plans to effectively access various markets in the near term, the Company recorded the valuation charge to reduce the carrying value of the inventory to its estimated net realizable value to reflect current market pricing in readily accessible channels. Operating margin decreased from 14.4% in the 2012 period to 7.0% in the 2013 period. Operating profit in the first nine months of 2013 decreased 17.8% from the first nine months of 2012 to $32.7 million. The results were driven by the profit benefit of increased sales in the OEM business and lower employee related costs, primarily due to incentive compensation, more than offset by the third quarter $8.6 million pre-tax inventory valuation charge related to a specific family of spare parts within the repair and overhaul business and CEO transition costs of $3.9 million allocated to the segment during the first quarter of 2013.

Outlook: Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the worldwide economy and are driven by its order backlog through its participation in certain strategic commercial and military engine and airframe programs. Backlog in this business was $501.4 million at September 30, 2013, of which approximately 63% is expected to be shipped in the next 12 months. The Aerospace OEM business may be impacted by adjustments of customer inventory levels, commodity availability and pricing, changes in the content levels on certain platforms, including insourcing, changes in production schedules of specific engine and airframe programs, as well as the pursuit of new programs. Sales levels in the Aerospace aftermarket repair and overhaul business are expected to be impacted by fluctuations in end-market demand and changes in customer insourcing. Incremental management fees within the aftermarket RSP spare parts business are dependent on future sales volumes and are treated as a reduction to sales. Management fees increase once during the life of each individual program, generally in the fourth or later years of each program. Management continues to believe its Aerospace aftermarket business is competitively positioned based on well-established long-term customer relationships, including maintenance and repair contracts in the repair and overhaul business and long-term RSP agreements, expanded capabilities and current capacity levels.

Management is focused on growing operating profit at Aerospace primarily through organic sales growth, productivity initiatives, new product introductions and continued cost management. Operating profit is expected to continue to be affected by the profit impact of changes in sales volume, mix and pricing, particularly as it relates to the highly profitable aftermarket RSP spare parts business, and investments made in each of its businesses. Management actively manages commodity price increases through pricing actions and other productivity initiatives. Costs associated with increases in new product introductions and the physical transfer of work to lower cost manufacturing regions may also negatively impact operating profit.

Industrial

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2013	2012	Change		2013	2012	Change
Sales	$167.7	$134.1	$33.6	25.1%	$503.8	$381.2	$122.6	32.2%
Operating profit	20.9	8.4	12.5	NM	56.4	33.1	23.3	70.6%
Operating margin	12.4%	6.2%			11.2%	8.7%

Sales at Industrial were $167.7 million in the third quarter of 2013, a $33.6 million increase from the third quarter of 2012. The acquisition of Synventive on August 27, 2012 provided an incremental $25.0 million of sales during July and August 2013. Organic sales increased by $8.1 million, or 6.1%, during the 2013 period. Sales also benefited from foreign currency translation which increased sales by approximately $0.5 million as the U.S. dollar weakened against foreign currencies. In the first nine months of 2013, this segment reported sales of $503.8 million, a 32.2% increase from the first nine months of 2012. Synventive contributed $108.5 million of sales during the January through August 2013 period. Organic sales, which benefited from favorable pricing, increased by $15.4 million during the 2013 period. The negative impact of foreign currency translation decreased sales by approximately $1.3 million.

Operating profit in the third quarter of 2013 at Industrial was $20.9 million, an increase of $12.5 million from the third quarter of 2012. Operating profit benefited primarily from the profit contribution of the Synventive business, the profit impact of increased organic sales volume and productivity improvements. During the 2012 period, operating profit was negatively impacted by $5.1 million of short-term purchase accounting adjustments and transaction costs related to the acquisition of Synventive. Operating profit in the first nine months of 2013 was $56.4 million, an increase of 70.6% from the first nine months of 2012. The increase was driven by the profit contribution of the Synventive business, favorable pricing and improved productivity. Operating profit in the 2012 period was also impacted by $5.1 million of short-term purchase accounting adjustments and transaction costs related to the acquisition of Synventive. These benefits were partially offset by CEO transition costs of $6.6 million that were allocated to the segment in the first quarter of 2013.

Outlook: In the Industrial manufacturing businesses, management is focused on generating organic sales growth by leveraging the benefits of the diversified products and industrial end-markets in which its businesses have a global presence and introducing new products. The Company also remains focused on sales growth through acquisition and expanding geographic reach. The Synventive acquisition in 2012, for example, adds innovative products and services and is expected to expand the Company's global marketplace presence. In September 2013, the Company entered into a Share Purchase Agreement with the Männer Business and subsequently completed the acquisition on October 31, 2013. The Männer Business will operate within the Company's Industrial segment and will further provide innovative products and services through the manufacture of high precision molds, valve gate hot runner systems, and system solutions for the medical/ pharmaceutical, packaging, and personal care/health care industries. Our ability to generate sales growth in the global markets served by these businesses is subject to economic conditions. Order activity in certain end-markets, including transportation, may provide extended sales growth. Strategic investments are expected to provide incremental benefits in the long term.

Operating profit is largely dependent on the sales volumes and mix within all businesses of the segment. Management continues to focus on improving profitability through leveraging organic sales growth, acquisitions, pricing initiatives, productivity and process improvements. Costs associated with increases in new product introductions, strategic investments and the integration of acquisitions may negatively impact operating profit.

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

On September 27, 2013, the Company entered into a second amendment to its fifth amended and restated revolving credit agreement (the "Amended Credit Agreement”) and retained Bank of America, N.A. as Administrative Agent for the lenders. The Amended Credit Agreement extends the maturity date of the debt facility by two years from September 2016 to September 2018 and includes an option to extend the maturity date for an additional year, subject to certain conditions. The Amended Credit Agreement adds a new foreign subsidiary borrower in Germany, Barnes Group Acquisition GmbH, maintains the borrowing availability of the Company at $750.0 million and adds an accordion feature to increase this amount to $1,000.0 million. The Company may exercise the accordion feature upon request to the Administrative Agent as long as an event of default has not occurred or is continuing. Borrowings under the Amended Credit Agreement continue to bear interest at LIBOR plus a spread ranging from 1.10% to 1.70%. The Company paid fees and expenses of $1.2 million in conjunction with executing the second amendment; such fees will be deferred and amortized into interest expense on the accompanying Consolidated Statements of Income through its maturity.

The Company's borrowing capacity remains limited by various debt covenants in the Amended Credit Agreement, certain of which have been amended in September 2013. The Amended Credit Agreement requires the Company to maintain a ratio of Consolidated Senior Debt, as defined in the Amended Credit Agreement, to Consolidated EBITDA, as defined, of not more than 3.25 times at the end of each fiscal quarter ("Senior Debt Ratio"), a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times at the end of each fiscal quarter, and a ratio of Consolidated EBITDA to

Consolidated Cash Interest Expense, as defined, of not less than 4.25 times at the end of each fiscal quarter. The Amended Credit Agreement also provides that in connection with certain permitted acquisitions with aggregate consideration in excess of $150.0 million, the Consolidated Senior Debt to EBITDA ratio and the Consolidated Total Debt to EBITDA ratio are permitted to increase to 3.50 times and 4.25 times, respectively, for a period of the four fiscal quarters ending after the closing of the acquisition. At September 30, 2013, the Company was in compliance with all covenants under the Amended Credit Agreement. The Company's most restrictive financial covenant is the Senior Debt Ratio which requires the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.25 times at September 30, 2013. The actual ratio at September 30, 2013 was 1.48 times. On October 31, 2013, the Company completed the acquisition of the Männer Business, a permitted transaction pursuant to the terms of the Amended Credit Agreement.

In the second quarter of 2013, the Company completed the sale of BDNA to MSC. The total cash consideration received for BDNA through September 30, 2013 was $539.1 million, net of transaction costs and closing adjustments paid. The net after-tax proceeds from the transaction are expected to be $406.3 million. The Credit Facility does not require that the Company use the proceeds from the sale of BDNA to reduce its outstanding borrowings. In April 2013, the Company initially utilized approximately $480.0 million of the gross proceeds to reduce borrowings under the Credit Facility. Subsequently, the Company utilized $55.8 million under the Credit Facility to repurchase 1.9 million shares of the Company's common stock under its publicly announced repurchase program and $95.7 million to provide for tax payments related to the gain on sale. The Company also plans to utilize a portion of the proceeds to fund investments in profitable growth initiatives, for general corporate purposes, to fund pension plans, and to repurchase additional common shares. See Note 2 of the Consolidated Financial Statements.

The Company's 3.375% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014.  The note holders may also require the Company to redeem some or all of the 3.375% Convertible Notes on March 15th of 2014, 2017 and 2022. Accordingly, the 3.375% Convertible Notes, classified as long-term debt as of December 31, 2012, have been classified within the current portion of long-term debt as of September 30, 2013. Payment on the 3.375% Convertible Notes, if required by note holders, is expected to be financed through internal cash, borrowings under its Credit Facility and the sale of debt securities, or a combination thereof.

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the September 27, 2013 refinancing and currently expects that its bank syndicate, comprised of 17 banks, will continue to support its Credit Facility which matures in September 2018.  At September 30, 2013, the Company had $464.4 million unused and available for borrowings under its $750.0 million Amended Credit Facility, subject to covenants in the Company's debt agreements. At September 30, 2013, additional borrowings of $442.1 million of Total Debt and $349.3 million of Senior Debt would have been allowed under the covenants. Additional funds may be used, as needed, to support the Company's ongoing growth initiatives. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements. The Company subsequently used $202.3 million of additional borrowings to fund the acquisition of the Männer Business on October 31, 2013.

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

Cash Flow

	Nine months ended September 30,
(in millions)	2013	2012	Change
Operating activities	$12.6	$77.3	$(64.7)
Investing activities	504.3	(317.5)	821.8
Financing activities	(372.5)	264.2	(636.7)
Exchange rate effect	(0.4)	0.9	(1.3)
Increase in cash	$143.9	$24.8	$119.1

Operating activities provided $12.6 million in cash in the first nine months of 2013 as compared to $77.3 million in the first nine months of 2012. In the 2013 period, operating cash flows were positively impacted by improved operating performance, which was offset within net income by $10.5 million in non-cash CEO transition costs and $16.4 million in tax expense recorded in the first nine months of 2013. Operating cash flows in the 2013 period were negatively impacted by a $95.7 million income tax payment related to the gain on the sale of BDNA. The cash proceeds from the sale are reflected in investing activities. Higher cash payments for accrued employee incentive compensation, which was earned in 2011 and paid in the first quarter of 2012, and contributions to the Company's pension plans negatively impacted the 2012 period. The cash generated from operations in the 2013 period, together with borrowings under the Company's credit agreements and cash received from the sale of BDNA, was primarily used for capital expenditures, the repurchase of stock and the payment of dividends.

Cash proceeds of $539.1 million from the sale of BDNA, net of transaction costs and closing adjustments, are included in investing activities for the 2013 period. See Note 2 of the Consolidated Financial Statements. Investing activities in the 2012 period primarily consisted of the cash outflow of $296.7 million to fund the Synventive acquisition. Investing activities also included capital expenditures of $33.8 million in the 2013 period compared to $22.9 million in the 2012 period. The Company expects capital spending in 2013 to approximate $55 million. Investing activities in the 2012 period also include the release of approximately $4.9 million of escrow funds related to the 2011 sale of the BDE businesses.

Financing activities in the first nine months of 2013 included a net decrease in borrowings of $300.3 million compared to a net increase of $293.4 million in the comparable 2012 period. The decrease in the 2013 period reflects the utilization of proceeds from the BDNA sale to reduce borrowings. The increase in the 2012 period reflects the utilization of net borrowings to fund the Synventive acquisition. Payments on long-term debt in the 2012 period include the payment of $45.1 million of debt that was assumed in the Synventive acquisition using cash on hand held by foreign subsidiaries. Proceeds from the issuance of common stock were $10.9 million and $5.6 million in the 2013 and 2012 periods, respectively. During the nine months ended September 30, 2013 and September 30, 2012, the Company repurchased 2.4 million and 0.7 million shares, respectively, of the Company's stock. The cost of the repurchases was $68.6 million in the 2013 period and $19.0 million in the 2012 period. Total cash used to pay dividends was $16.5 million in the 2013 period compared to $16.2 million in the 2012 period.

At September 30, 2013, the Company held $230.3 million in cash and cash equivalents, substantially all of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions and are expected to primarily fund international investments. The Company has subsequently used a significant portion of its cash to fund the Acquisition of the Männer Business. The Company has not repatriated any portion of current year foreign earnings to the U.S. during the first nine months of 2013; however, repatriations of a portion of current year foreign earnings are planned during the remainder of 2013.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At September 30, 2013, $285.6 million was borrowed at an interest rate of 1.34% under the Company's amended $750.0 million Credit Facility which matures in September 2018. In addition, as of September 30, 2013, the Company had $7.7 million in borrowings under short-term bank credit lines. At September 30, 2013, the Company's total borrowings were comprised of approximately 16% fixed rate debt and approximately 84% variable rate debt. The interest payments on approximately $100.0 million of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the respective interest rate swaps that were executed in April 2012.

Debt Covenants

Borrowing capacity is limited by various debt covenants in the Company's debt agreements. As of September 30, 2013, the most restrictive borrowing capacity covenant in any agreement requires the Company to maintain a maximum ratio of

Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times for the four fiscal quarters then ending. The Company's debt agreements also contain other financial covenants that require the maintenance of a certain other debt ratio, Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times and a certain interest coverage ratio, Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of at least 4.25 times, at September 30, 2013. The Amended Credit Agreement also provided that in connection with certain permitted acquisitions with aggregate consideration in excess of $150.0 million, the Consolidated Senior Debt to EBITDA ratio and the Consolidated Total Debt to EBITDA ratio are permitted to increase to 3.50 times and 4.25 times, respectively, for a period of the four fiscal quarters ending after the closing of the acquisition. On October 31, 2013, the Company completed the acquisition of the Männer Business, a permitted transaction pursuant to the terms of the Amended Credit Agreement. Following is a reconciliation of Consolidated EBITDA to the Company's net income (in millions):

Four fiscal quarters ended September 30, 2013
Net income	$273.4
Add back:
Interest expense	14.2
Income taxes	33.9
Depreciation and amortization	62.1
Income from discontinued operations, net of income taxes	(200.7)
Adjustment for non-cash stock based compensation	18.0
Other adjustments	(3.1)
Consolidated EBITDA, as defined	$197.9

Consolidated Senior Debt, as defined, as of September 30, 2013	$293.8
Ratio of Consolidated Senior Debt to Consolidated EBITDA	1.48
Maximum	3.25
Consolidated Total Debt, as defined, as of September 30, 2013	$349.5
Ratio of Consolidated Total Debt to Consolidated EBITDA	1.77
Maximum	4.00
Consolidated Cash Interest Expense, as defined, as of September 30, 2013	$11.8
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	16.71
Minimum	4.25

The income from discontinued operations, net of income taxes, reflects income associated with BDNA (including gain on sale), partially offset by losses associated with BDE. Other adjustments represent depreciation and amortization associated with the discontinued operations, due diligence and transaction expenses as permitted under the Credit Agreement and net gains on the sale of assets. Consolidated Total Debt excludes the debt discount related to the 3.375% Convertible Notes. The Company's financial covenants are measured as of the end of each fiscal quarter. At September 30, 2013, additional borrowings of $442.1 million of Total Debt and $349.3 million of Senior Debt would have been allowed under the covenants. Senior Debt includes primarily the borrowings under the Credit Facility and the borrowings under lines of credit. The Company's unused credit facilities at September 30, 2013 were $464.4 million. The Company subsequently used $202.3 million of additional borrowings to fund the acquisition of the Männer Business on October 31, 2013.

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

Business Acquisitions, Indefinite-Lived Intangible Assets and Goodwill: Goodwill and indefinite-lived intangible assets are subject to impairment testing annually or earlier testing if an event or change in circumstances indicates that the fair value of a reporting unit or intangible asset, respectively, has been reduced below its carrying value. Management completes their annual goodwill and indefinite-lived intangible asset impairment assessments during the second and third quarters of each year, respectively. The Company utilizes the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment tests in accordance with the applicable accounting standards.
Under the qualitative goodwill assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, overall unit performance and events directly affecting a unit. If the Company determines that the two-step quantitative impairment test is required, management estimates the fair value of the reporting unit primarily using the income approach, which reflects management’s cash flow projections, and also evaluates the fair value using the market approach. Inherent in management’s development of cash flow projections are assumptions and estimates, including those related to future earnings and growth and the weighted average cost of capital. Based on this second quarter assessment, the estimated fair value of the Synventive reporting unit, which was acquired in August 2012, exceeded its carrying value and the estimated fair value of the remaining reporting units significantly exceeded their carrying values. There was no goodwill impairment at any reporting units through the second quarter of 2013. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company-specific and overall economic conditions. Management’s quantitative assessment during the second quarter of 2013 included a review of the potential impacts of current and projected market conditions from a market participant’s perspective on reporting units’ projected cash flows, growth rates and cost of capital to assess the likelihood of whether the fair value would be less than the carrying value. While management expects future operating improvements at certain reporting units to result from improving end-market conditions, new product introductions and further market penetration, there can be no assurance that such expectations will be met or that the fair value of the reporting units will continue to exceed their carrying values. If the fair values were to fall below the carrying values, a non-cash impairment charge to income from operations could result. Management also performed its annual impairment testing of its trade name, an indefinite-lived intangible asset, during the third quarter of 2013. Based on this assessment, there was no trade name impairment recognized.

Recent Accounting Changes

In July 2013, the Financial Accounting Standards Board (FASB) issued guidance related to the financial statement presentation of an unrecognized tax benefit when certain tax losses or tax credit carryforwards exist. This guidance will require companies to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The provisions of the amended guidance will be effective for the Company beginning in the first quarter of 2014. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.
EBITDA

EBITDA for the first nine months of 2013 was $450.9 million compared to $132.2 million in the first nine months of 2012. EBITDA is a measurement not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Nine months ended September 30,
	2013	2012
Net income	$243.7	$65.5
Add back:
Interest expense	10.0	8.0
Income taxes	152.2	18.5
Depreciation and amortization	45.0	40.2
EBITDA	$450.9	$132.2

FORWARD-LOOKING STATEMENTS

Certain of the statements in this quarterly report may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements often address our expected future operating and financial performance and financial condition, and often contain words such as "anticipate," "believe," "expect," "plan," "strategy," "estimate," "project," and similar terms. These forward-looking statements do not constitute guarantees of future performance and are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. These include, among others: difficulty maintaining relationships with employees, customers, distributors, suppliers, business partners or governmental entities; difficulties leveraging market opportunities; changes in market demand for our products and services; rapid technological and market change; the ability to protect intellectual property rights; introduction or development of new products or transfer of work; higher risks in international operations and markets; the impact of intense competition; and other risks and uncertainties described in documents filed with or furnished to the Securities and Exchange Commission (SEC) by the Company, including, among others, those in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors sections of the Company's filings. The risks and uncertainties described in our periodic filings with the SEC include, among others, uncertainties relating to conditions in financial markets; currency fluctuations and foreign currency exposure; future financial performance of the industries or customers that we serve; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; inability to realize expected sales or profits from existing backlog due to a range of factors, including insourcing decisions, material changes, production schedules and volumes of specific programs; any potential adverse effects associated with a U.S. government shutdown; changes in raw material or product prices and availability; integration of acquired businesses; restructuring costs or savings; the continuing impact of prior acquisitions and divestitures and our acquisition of the Männer Business and any other future strategic actions, including acquisitions, joint ventures, divestitures, restructurings, or strategic business realignments, and our ability to achieve the financial and operational targets set in connection with any such actions; the impacts of the U.S. Tax Court's April 16, 2013 decision and any related appeal; the outcome of pending and future legal, governmental, or regulatory proceedings and contingencies; uninsured claims; future repurchases of common stock; future levels of indebtedness; and numerous other matters of global, regional or national scale, including those of a political, economic, business, competitive, environmental, regulatory and public health nature. The Company assumes no obligation to update our forward-looking statements.
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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's third fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company was named in a lawsuit arising out of an alleged breach of contract and implied warranty by a customer of Toolcom Suppliers Limited (“Toolcom”), a business previously included within the former Logistics and Manufacturing Services segment, related to the sale of certain products prior to the Company’s 2005 acquisition of Toolcom. In 2006, the plaintiff filed the lawsuit in civil court in Scotland and asserted that certain products sold were not fit for a particular use. The Company settled the lawsuit during the first quarter of 2013 with an outcome that did not have a material effect on the consolidated financial statements. The final settlement expense was included within the loss from operations of discontinued businesses in the consolidated statements of income for the nine-month period ended September 30, 2013.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We are updating those risk factors to include the following risks associated with the Männer Acquisition (defined below). As reported in our Form 8-K filed with the Securities and Exchange Commission (“SEC”) on October 4, 2013 and as described elsewhere in this Form 10-Q, we have entered into a Share Purchase and Assignment Agreement (the "Share Purchase Agreement") with Otto Männer Holding AG, a German company based in Bahlingen, Germany (the "Seller") and the three shareholders of the Seller, for the acquisition ("Männer Acquisition") of all the shares of the capital stock of the subsidiaries through which the Seller owns and operates its business (the "Männer Business").
The Männer Acquisition exposes the Company to a number of risks and uncertainties, including risks relating to the integration of the Männer Business with the Company, the financial performance of the Männer Business, and risks associated with incurring additional indebtedness to finance the acquisition. We run the risk of loss of key employees of the Männer Business, and disruption in normal business relationships. We have incurred, and will continue to incur, significant expenses associated with the Männer Acquisition, including fees of professional advisors.
We may not realize the anticipated benefits of the Männer Acquisition. Our ability to realize such benefits will depend on our ability to successfully and efficiently integrate the Männer Business, which involves products, services, and markets that are new to the Company, into our business, in addition to an increased scale of our international operations. Difficulties of integration could include coordinating and consolidating separate systems, integrating management of the Männer Business, retaining market acceptance of the acquired business' products and services, maintaining employee morale and retaining key employees, and implementing our enterprise resource planning systems and operational procedures and disciplines. Any such difficulties may make it more difficult to maintain relationships with employees, customers, business partners and suppliers. In addition, even if integration is successful, the financial performance of the acquired business may not be as expected and there can be no assurance we will realize anticipated revenue and earnings enhancements from the Männer Acquisition.
In addition, our management has spent a significant amount of its time and efforts directed toward consummating the Männer Acquisition and will spend a significant amount of its time and efforts directed toward integrating the Männer Business, which time and efforts otherwise could have been spent on our other businesses and other opportunities that could have been beneficial to us.
Finally, we plan to incur a substantial amount of additional indebtedness to finance the Männer Acquisition which could have an adverse effect on our financial health and make it more difficult for us to obtain additional financing in the future. The additional debt we incur to fund the acquisition purchase price may have an adverse effect on our financial condition and may limit our ability to obtain any necessary financing in the future for working capital, capital expenditures, future acquisitions, debt service requirements or other purposes. Additionally, we may not be able to generate sufficient cash flow or otherwise obtain funds necessary to meet these additional debt obligations. Any default under our Amended Credit Agreement could result in the acceleration of the repayment obligations to our lenders, as well as the acceleration of all of our outstanding debt.

The occurrence of any of the foregoing risks may materially adversely affect our business, cash flows, financial condition, results of operations as well as the market price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)

July 1-31, 2013	—		$—	—	2,874,505
August 1-31, 2013	112,107		$32.19	72,568	2,801,937
September 1-30, 2013	152,634		$31.84	152,634	2,649,303
Total	264,741	(2)	$29.31	225,202

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

(2)
Other than 225,202 shares purchased in the third quarter of 2013, which were purchased as part of the Company's 2011 Program, all acquisitions of equity securities during the third quarter of 2013 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

Item 6. Exhibits

(a) Exhibits
Exhibit 2.1	Share Purchase and Assignment Agreement, dated September 30, 2013.
Exhibit 4.1	Amendment No. 2 and Joinder to Credit Agreement, dated as of September 27, 2013.
Exhibit 15	Letter regarding unaudited interim financial information.
Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date:	November 1, 2013	/s/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr. Senior Vice President, Finance Chief Financial Officer (Principal Financial Officer)

Date:	November 1, 2013	/s/ MARIAN ACKER
Marian Acker Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended September 30, 2013

Exhibit No.	Description	Reference
2.1	Share Purchase and Assignment Agreement, dated September 30, 2013.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed by the Company on October 4, 2013
4.1	Amendment No. 2 and Joinder to Credit Agreement, dated as of September 27, 2013.	Filed with this report.
15	Letter regarding unaudited interim financial information.	Filed with this report.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.
Exhibit 101.INS	XBRL Instance Document.	Filed with this report.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	Filed with this report.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with this report.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with this report.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with this report.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with this report.