Form 10-K
period 2013-12-31
BARNES GROUP INC
filed 2014-02-25
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the close of business on June 28, 2013 was approximately $1,460,805,462 based on the closing price of the Common Stock on the New York Stock Exchange on that date. The registrant does not have any non-voting common equity.
The registrant had outstanding 54,259,183 shares of common stock as of February 19, 2014.
 Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 9, 2014 are incorporated by reference into Part III.

Barnes Group Inc.
Index to Form 10-K
Year Ended December 31, 2013

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” under Part I - Item 1 "Business" of this Annual Report on Form 10-K.

PART I

Item 1. Business

BARNES GROUP INC. (1)

Barnes Group Inc. is an international industrial and aerospace manufacturer and service provider, serving a wide range of end markets and customers. The engineered products and services provided by Barnes Group are used in critical applications that provide transportation, manufacturing and technology to the world. These vital needs are met by our skilled workforce, a critical resource of Barnes Group. Founded in 1857 and headquartered in Bristol, Connecticut, Barnes Group was organized as a Delaware corporation in 1925. We have paid cash dividends to stockholders on a continuous basis since 1934. As of December 31, 2013, we had approximately 4,300 employees at over 60 locations worldwide. We operate under two global business segments: Industrial and Aerospace.

In the fourth quarter of 2013, Barnes Group Inc. (the “Company”) and two of its subsidiaries (collectively with the Company, the "Purchaser") completed the acquisition of the Männer Business (defined below) pursuant to the terms of the Share Purchase and Assignment Agreement dated September 30, 2013 ("Share Purchase Agreement") among the Purchaser, Otto Männer Holding AG, a German company based in Bahlingen, Germany (the "Seller"), and the three shareholders of Seller (the "Männer Business"). The Männer Business is a leader in the development and manufacture of high precision molds, valve gate hot runner systems, and system solutions for the medical/pharmaceutical, packaging, and personal care/health care industries. See Note 3 of the Consolidated Financial Statements.

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

INDUSTRIAL

Industrial is a global manufacturer of highly-engineered, high-quality precision parts, products and systems for critical applications serving a diverse customer base in end-markets such as transportation, industrial equipment, consumer products, packaging, electronics, medical devices, and energy. Focused on innovative custom solutions, Industrial participates in the design phase of components and assemblies whereby customers receive the benefits of application and systems engineering, new product development, testing and evaluation, and the manufacturing of final products. Products are sold primarily through its direct sales force and global distribution channels. Industrial designs and manufactures customized hot runner systems and precision mold assemblies - the enabling technologies for many complex injection molding applications. It is a leading manufacturer and supplier of precision mechanical products, including precision mechanical springs and nitrogen gas products. Industrial also manufactures high-precision punched and fine-blanked components used in transportation and industrial applications, nitrogen gas springs and manifold systems used to precisely control stamping presses, and retention rings that position parts on a shaft or other axis. Industrial is equipped to produce virtually every type of precision spring, from fine hairsprings for electronics and instruments to large heavy-duty springs for machinery.

In the fourth quarter of 2013, the Company completed the acquisition of the Männer Business, a leader in the development and manufacture of high precision molds, valve gate hot runner systems, and system solutions for the medical/ pharmaceutical, packaging, and personal care/health care industries. The Männer Business includes manufacturing locations in Germany, Switzerland and the United States, and sales and service offices in Europe, the United States, Hong Kong/China and Japan. The Männer Business is being integrated into our Industrial segment. See Note 19 of the Consolidated Financial Statements.
___________

(1)
As used in this annual report, “Company,” “Barnes Group,” “we” and “ours” refer to the registrant and its consolidated subsidiaries except where the context requires otherwise, and “Industrial” and “Aerospace” refer to the registrant’s segments, not to separate corporate entities.

During the third quarter of 2012, the Company completed the acquisition of Synventive Molding Solutions ("Synventive"), a leading designer and manufacturer of highly engineered and customized hot runner systems and components. See Note 3 of the Consolidated Financial Statements.

Industrial competes with a broad base of large and small companies engaged in the manufacture and sale of custom metal components and assemblies, precision molds, and hot runner systems. Industrial competes on the basis of quality, service, reliability of supply, engineering and technical capability, geographic reach, product breadth, innovation, design, and price. Industrial has manufacturing, distribution and assembly operations in the United States, Brazil, China, Germany, Mexico, Singapore, Sweden and Switzerland. Industrial also has sales and service operations in the United States, Brazil, Canada, China/Hong Kong, France, India, Italy, Japan, Mexico, the Netherlands, Portugal, Singapore, Slovakia, South Korea, Spain, Thailand and the United Kingdom. Sales by Industrial to its three largest customers accounted for approximately 13% of its sales in 2013.

AEROSPACE

Aerospace produces precision-machined and fabricated components and assemblies for original equipment manufacturer ("OEM") turbine engine, airframe and industrial gas turbine builders throughout the world, and the military. Aerospace also provides jet engine component maintenance overhaul and repair ("MRO") services for many of the world's major turbine engine manufacturers, commercial airlines and the military. MRO activities include the manufacture and delivery of aerospace aftermarket spare parts, including the revenue sharing programs (“RSPs”) under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program, and component repairs.

Aerospace's OEM business supplements the leading jet engine OEM capabilities and competes with a large number of machining and fabrication companies. Competition is based mainly on quality, engineering and technical capability, product breadth, new product introduction, timeliness, service and price. Aerospace's machining and fabrication operations, with facilities in Arizona, Connecticut, Michigan, Ohio, Utah and Singapore, produce critical engine and airframe components through technically advanced manufacturing processes.

The Aerospace aftermarket business supplements jet engine OEMs' maintenance, repair and overhaul capabilities, and competes with the service centers of major commercial airlines and other independent service companies for the repair and overhaul of turbine engine components. The manufacture and supply of aerospace aftermarket spare parts, including those related to the RSPs, are dependent upon the reliable and timely delivery of high-quality components. Aerospace's aftermarket facilities, located in Connecticut, Ohio and Singapore, specialize in the repair and refurbishment of highly engineered components and assemblies such as cases, rotating life limited parts, rotating air seals, turbine shrouds, vanes and honeycomb air seals. Sales by Aerospace to its largest customer, General Electric, accounted for approximately 55% of its sales in 2013. Sales to its next two largest customers in 2013 collectively accounted for approximately 21% of its total sales.

FINANCIAL INFORMATION

The backlog of the Company’s orders believed to be firm at the end of 2013 was $758 million as compared with $677 million at the end of 2012. Of the 2013 year-end backlog, $554 million was attributable to Aerospace and $204 million was attributable to Industrial. The increase in backlog within the Industrial segment, which approximated $129 million at 2012 year-end, relates primarily to the acquisition of the Männer Business in October 2013. Approximately 42% of the Company's year-end backlog is scheduled to be shipped after 2014. The remainder of the Company’s backlog is scheduled to be shipped during 2014.

We have a global manufacturing footprint to service our worldwide customer base. The global economies have a significant impact on the financial results of the business as we have significant operations outside of the United States. For an analysis of our revenue from sales to external customers, operating profit and assets by business segment, as well as revenues from sales to external customers and long-lived assets by geographic area, see Note 19 of the Consolidated Financial Statements. For a discussion of risks attendant to the global nature of our operations and assets, see Item 1A. Risk Factors.

RAW MATERIALS

The principal raw materials used to manufacture our products are various grades and forms of steel, from rolled steel bars, plates and sheets to high-grade valve steel wires and sheets, various grades and forms (bars, sheets, forgings and castings) of stainless steels, aluminum alloys, titanium alloys, graphite, and iron-based, nickel-based (Inconels) and cobalt-based (Hastelloys) superalloys for complex aerospace applications. Prices for steel, titanium, Inconel, Hastelloys as well as other specialty materials have periodically increased due to higher demand and, in some cases, reduction of the availability of materials. If this occurs, the availability of certain raw materials used by us or in products sold by us may be negatively impacted.

RESEARCH AND DEVELOPMENT

Many of the products manufactured by us are custom parts made to customers’ specifications. We are also engaged in continuing efforts aimed at discovering and implementing new knowledge that is critical to developing new products or services, significantly improving existing products or services, and developing new applications for existing products and services. Investments in research and development are important to our long-term growth, enabling us to keep pace with changing customer and marketplace needs. We spent approximately $15 million, $9 million and $6 million in 2013, 2012 and 2011, respectively, on research and development activities.

PATENTS AND TRADEMARKS

The Company is a party to certain licenses and holds numerous patents, trademarks, and trade names, which are important to certain business units and enhance our competitive position. The Company does not believe, however, that any of these licenses, patents, trademarks or trade names is individually significant to the Company or either of our segments. We maintain procedures to protect our intellectual property (including patents, trademarks and copyrights) both domestically and internationally. Risk factors associated with our intellectual property are discussed in Item 1A. Risk Factors.

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

AVAILABLE INFORMATION

Our Internet address is www.BGInc.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available without charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the U.S. Securities and Exchange Commission ("SEC"). In addition, we have posted on our website, and will make available in print to any stockholder who makes a request, our Corporate Governance Guidelines, our Code of Business Ethics and Conduct and the charters of the Audit Committee, Compensation and Management Development Committee and Corporate Governance Committee (the responsibilities of which include serving as the nominating committee) of the Company’s Board of Directors. References to our website addressed in this Annual Report are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this Annual Report.

 FORWARD-LOOKING STATEMENTS

    Certain of the statements in this Annual Report may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements often address our expected future operating and financial performance and financial condition, and often contain words such as "anticipate," "believe," "expect," "plan," "strategy," "estimate," "project," and similar terms. These forward-looking statements do not constitute guarantees of future performance and are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. These include, among others: difficulty maintaining relationships with employees, customers, distributors, suppliers, business partners or governmental entities; difficulties leveraging market opportunities; changes in market demand for our products and services; rapid technological and market change; the ability to protect intellectual property rights; introduction or development of new products or transfer of work; higher risks in international operations and markets; the impact of intense competition; and other risks and uncertainties described in this Annual Report including, among others, uncertainties relating to conditions in financial markets; currency fluctuations and foreign currency exposure; future financial performance of the industries or customers that we serve; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; inability to realize expected sales or profits from existing backlog due to a range of factors, including insourcing decisions, material changes, production schedules and volumes of specific programs; the impact of government budget and funding decisions; changes in raw material or product prices and availability; integration of acquired businesses including the Männer Business; restructuring costs or savings; the continuing impact of prior acquisitions and divestitures and any other future strategic actions, including acquisitions, joint ventures, divestitures, restructurings, or strategic business realignments, and our ability to achieve the financial and operational targets set in connection with any such actions; the impacts of the U.S. Tax Court's April 16, 2013 decision and the related appeal; the outcome of pending and future legal, governmental, or regulatory proceedings and contingencies; uninsured claims; future repurchases of common stock; future levels of indebtedness; and numerous other matters of a global, regional or national scale, including those of a political, economic, business, competitive, environmental, regulatory and public health nature. The Company assumes no obligation to update our forward-looking statements.

Item 1A. Risk Factors

Our business, financial condition or results of operations could be materially adversely affected by any of the following risks. Please note that additional risks not presently known to us may also materially impact our business and operations.

RISKS RELATED TO OUR BUSINESS

We depend on revenues and earnings from a small number of significant customers. Any bankruptcy of or loss, cancellation, reduction or delay in purchases by these customers could harm our business. In 2013, our net sales to General Electric and its subsidiaries accounted for 21% of our total sales and approximately 55% of Aerospace's net sales. Additionally, approximately 21% of Aerospace's sales in 2013 were to its next two largest customers. Approximately 13% of Industrial's sales in 2013 were to its three largest customers. Some of our success will depend on the business strength and viability of those customers. We cannot assure you that we will be able to retain our largest customers. A tightening in the credit markets may affect our customers’ ability to raise debt or equity capital. This may reduce the amount of liquidity available to our customers which may limit their ability to purchase products. Some of our customers may in the future reduce their purchases due to economic conditions or shift their purchases from us to our competitors, in-house or to other sources. Some of our long-term sales agreements provide that until a firm order is placed by a customer for a particular product, the customer may unilaterally reduce or discontinue its projected purchases without penalty, or terminate for convenience. The loss of one or more of our largest customers, any reduction, cancellation or delay in sales to these customers (including a reduction in aftermarket volume in our RSPs), our inability to successfully develop relationships with new customers, or future price concessions we make to retain customers could significantly reduce our sales and profitability.

We have significant indebtedness that could affect our operations and financial condition. At December 31, 2013, we had consolidated debt obligations of $547.4 million, representing approximately 32% of our total capital (indebtedness plus stockholders’ equity) as of that date. Our level of indebtedness, proportion of variable rate debt obligations and the significant debt servicing costs associated with that indebtedness may adversely affect our operations and financial condition as well as the value or trading price of our outstanding equity securities and debt securities. For example, our indebtedness could require us to dedicate a substantial portion of our cash flows from operations to payments on our debt, thereby reducing the amount of our cash flows available for working capital, capital expenditures, investments in technology and research and development, acquisitions, dividends and other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in the industries in which we compete; place us at a competitive disadvantage compared to our competitors, some of whom have lower debt service obligations and greater financial resources than we do; limit our ability to borrow additional funds; or increase our vulnerability to general adverse economic and industry conditions. In addition, conditions in the worldwide credit markets may limit our ability to expand our credit lines beyond current bank commitments.

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

Our operations depend on our manufacturing, sales, distribution and service facilities and information systems in various parts of the world which are subject to physical, financial, regulatory, environmental, operational and other risks that could disrupt our operations. We have a significant number of manufacturing facilities and technical service, sales and distribution centers outside the U.S. The international scope of our business subjects us to increased risks and uncertainties such as threats of war, terrorism and instability of governments; compliance with U.S. laws affecting operations outside of the U.S., such as the Foreign Corrupt Practices Act; and economic, regulatory and legal systems in countries in which we or our customers conduct business. In addition, because we depend upon our information systems to help process orders, to manage inventory and accounts receivable collections, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations, and to help provide superior service to our customers, any disruption or failure in the operation of our information systems, including from conversions or integrations, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Some of our facilities are located in areas that may be affected by natural disasters, including earthquakes or tsunamis, which could cause significant damage and disruption to the operations of those facilities and, in turn, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, some of our manufacturing equipment and tooling is custom-made and is not readily replaceable. Loss of such equipment or tooling could have a negative impact on our manufacturing business, financial condition, results of operations and cash flows.

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

The global nature of our business exposes us to foreign currency fluctuations that may affect our future revenues, debt levels and profitability. We have manufacturing facilities and technical service, sales and distribution centers around the world, and the majority of our foreign operations use the local currency as their functional currency. These include, among others, the Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, Euro, Japanese yen, Korean won, Mexican peso, Singapore dollar, Swedish krona, Swiss franc and Thai baht. Since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies expose us to translation risk when the local currency financial statements are translated to U.S. dollars. Changes in currency exchange rates may also expose us to transaction risk. We may buy protecting or offsetting positions or hedges in certain currencies to reduce our exposure to currency exchange fluctuations; however, these transactions may not be adequate or effective to protect us from the exposure for which they are purchased. We have not engaged in any speculative hedging activities. Currency fluctuations may impact our revenues and profitability in the future.

The global nature of our operations and assets subject us to additional financial and regulatory risks. We have operations and assets in various parts of the world. In addition, we sell or may in the future sell our products and services to the U.S. and foreign governments and in foreign countries. Accordingly, we are subject to various risks, including: U.S. imposed embargoes of sales to specific countries; foreign import controls (which may be arbitrarily imposed or enforced); import regulations and duties; export regulations (which require us to comply with stringent licensing regimes); anti-dumping regulations; price and currency controls; exchange rate fluctuations; dividend remittance restrictions; expropriation of assets;

war, civil uprisings and riots; government instability; government contracting requirements including cost accounting standards, including various procurement, security, and audit requirements, as well as requirements to certify to the government compliance with these requirements; the necessity of obtaining governmental approval for new and continuing products and operations; legal systems or decrees, laws, taxes, regulations, interpretations and court decisions that are not always fully developed and that may be retroactively or arbitrarily applied; and difficulties in managing a global enterprise. We have experienced inadvertent violations of some of these regulations, including export regulations, safety regulations, regulations prohibiting sales of certain products and product labeling regulations, in the past, none of which has had or, we believe, will have a material adverse effect on our business. However, any significant violations of these or other regulations in the future could result in civil or criminal sanctions, and the loss of export or other licenses which could have a material adverse effect on our business. We may also be subject to unanticipated income taxes, excise duties, import taxes, export taxes, value added taxes, or other governmental assessments, and taxes may be impacted by changes in legislation in the tax jurisdictions in which we operate. In addition, our organizational and capital structure may limit our ability to transfer funds between countries, particularly into the U.S., without incurring adverse tax consequences. Any of these events could result in a loss of business or other unexpected costs that could reduce sales or profits and have a material adverse effect on our financial condition, results of operations and cash flows.

Our ability to recover deferred tax assets depends on future income. From time to time, we may have significant deferred tax assets. The realization of these assets is dependent on our ability to generate future taxable income.  In the event we do not generate sufficient taxable income, there could be a material adverse effect on our financial condition and results of operations.

     Changes in the availability or price of materials, products and energy resources could adversely affect our costs and profitability. We may be adversely affected by the availability or price of raw materials, products and energy resources, particularly related to certain manufacturing operations that utilize steel, stainless steel, titanium, Inconel, Hastelloys and other specialty materials. The availability and price of raw materials and energy resources may be subject to curtailment or change due to, among other things, new laws or regulations, global economic or political events including strikes, terrorist attacks and war, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. In some instances there are limited sources for raw materials and a limited number of primary suppliers for some of our products for resale. Although we are not dependent upon any single source for any of our principal raw materials or products for resale, and such materials and products have, historically, been readily available, we cannot assure you that such raw materials and products will continue to be readily available. Disruption in the supply of raw materials, products or energy resources or our inability to come to favorable agreements with our suppliers could impair our ability to manufacture, sell and deliver our products and require us to pay higher prices. Any increase in prices for such raw materials, products or energy resources could materially adversely affect our costs and our profitability.

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

Our cash is highly concentrated with certain financial institutions. At various times we have a concentration of cash in accounts with financial institutions in the U.S. and around the globe. Our holdings in certain of these institutions significantly exceeded the insured limits of the Federal Deposit Insurance Corporation or their equivalent outside the U.S. at December 31, 2013.

We carry significant inventories and a loss in net realizable value could cause a decline in our net worth. At December 31, 2013, our inventories totaled $211.2 million. Inventories are valued at the lower of cost or market based on management's judgments and estimates concerning future sales levels, quantities and prices at which such inventories will be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may necessitate future reduction to inventory values. The Company's inventories include certain parts related to specific engines within the aftermarket repair and overhaul business. The demand for these parts and our ability to utilize these parts depends on the frequency and scope of repair and maintenance of aircraft engines and our ability to effectively access that market. See “Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies”.

We have significant goodwill and an impairment of our goodwill could cause a decline in our net worth. Our total assets include substantial goodwill. At December 31, 2013, our goodwill totaled $649.7 million. The goodwill results from our prior acquisitions, representing the excess of the purchase price we paid over the net assets of the companies acquired. We assess whether there has been an impairment in the value of our goodwill during each calendar year or sooner if triggering events warrant. If future operating performance at one or more of our reporting units does not meet expectations or fair values fall due to significant stock market declines, we may be required to reflect a non-cash charge to operating results for goodwill impairment. The recognition of an impairment of a significant portion of goodwill would negatively affect our results of operations and total capitalization, the effect of which could be material. See “Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies”.

We could be adversely affected by changes in interest rates. Our profitability may be adversely affected as a result of increases in interest rates. At December 31, 2013, we and our subsidiaries had approximately $547.4 million aggregate principal amount of consolidated debt obligations outstanding, of which approximately 71% had interest rates that float with the market. A 100 basis point increase in the interest rate on the floating rate debt in effect at December 31, 2013 would have resulted in an approximate $3.8 million annualized increase in interest expense.

We may not realize all of the sales expected from our existing backlog or anticipated orders. At December 31, 2013, we had $757.8 million of order backlog, the majority of which related to aerospace OEM customers. There can be no assurances that the revenues projected in our backlog will be realized or, if realized, will result in profits. We consider backlog to be firm customer orders for future delivery. From time to time, OEM customers provide projections of components and assemblies that they anticipate purchasing in the future under new and existing programs. Such projections are not included in our backlog unless we have received a firm order from our customers. Our customers may have the right under certain circumstances or with certain penalties or consequences to terminate, reduce or defer firm orders that we have in backlog. If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected. Although we strive to maintain ongoing relationships with our customers, there is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in our customers’ business needs or purchasing budgets.

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

We may not recover all of our up-front costs related to new or existing programs. New programs may require significant up-front investments for capital equipment, engineering, inventory, design and tooling. As OEMs in the transportation and aerospace industries have looked to suppliers to bear increasing responsibility for the design, engineering and manufacture of systems and components, they have increasingly shifted the financial risk associated with those responsibilities to the suppliers as well. This trend is likely to continue and is most evident in the area of engineering cost reimbursement. We cannot assure you that we will have adequate funds to make such up-front investments or to recover such costs from our customers as part of our product pricing. In the event that we are unable to make such investments, or to recover them through sales or direct reimbursement from our customers, our profitability, liquidity and cash flows may be adversely affected. In addition, we incur costs and make capital expenditures for new program awards based upon certain estimates of production volumes and production complexity. While we attempt to recover such costs and capital expenditures by appropriately pricing our products, the prices of our products are based in part upon planned production volumes. If the actual production is significantly less than planned or significantly more complex than anticipated, we may be unable to recover such costs. In addition, because a significant portion of our overall costs is fixed, declines in our customers’ production levels can adversely affect the level of our reported profits even if our up-front investments are recovered.

We may not realize all of the intangible assets related to the Aerospace aftermarket businesses. Our total investments in participation fees under our Revenue Sharing Programs (RSPs) as of December 31, 2013 equaled $293.7 million, all of which have been paid. At December 31, 2013, the remaining unamortized balance of these participation fees was $229.5 million. We participate in aftermarket RSPs under which we receive an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program to our customer, General Electric. As consideration, we pay participation fees, which are recorded as intangible assets and are recognized as a reduction of sales over the estimated useful life of the related engine programs which range up to 30 years.

During the fourth quarter of 2013, we entered into a Component Repair Program ("CRP"), also with General Electric. The CRP provides for, among other items, the extension of contracts under which the Company currently provides certain aftermarket component repair services for the CF6 and LM engine programs and the right to sell these services directly to other customers as one of a few General Electric licensed suppliers. The Company has agreed to make a $26.6 million payment as consideration for these rights ("CRP Payment"). The Company has recorded the CRP payment as an intangible asset which is recognized as a reduction of sales over the remaining useful life of these engine programs.

The realizability of each asset is dependent upon future revenues related to the program’s aftermarket parts and services and is subject to impairment testing if circumstances indicate that its carrying amount may not be recoverable. The potential exists that actual revenues will not meet expectations due to a change in market conditions, including, for example, the replacement of older engines with new, more fuel-efficient engines or our ability to capture additional market share within the aftermarket business. A shortfall in future revenues may result in the failure to realize the net amount of the investments, which could adversely affect our financial condition and results of operations. In addition, future growth and profitability could be impacted by the amortization of the participation fees and licenses, and the expiration of the international tax incentives on these programs.

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

Any product liability, warranty, contractual or other claims in excess of insurance may adversely affect our financial condition. Our operations expose us to potential product liability risks that are inherent in the design, manufacture and sale of our products and the products we buy from third parties and sell to our customers, or to potential warranty, contractual or other claims. For example, we may be exposed to potential liability for personal injury, property damage or death as a result of the failure of an aircraft component designed, manufactured or sold by us, or the failure of an aircraft component that has been serviced by us or of the components themselves. While we have liability insurance for certain risks, our insurance may not cover all liabilities. Additionally, insurance coverage may not be available in the future at a cost acceptable to us. Any material liability not covered by insurance or for which third-party indemnification is not available for the full amount of the loss could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our business, financial condition, results of operations and cash flows could be adversely impacted by strikes or work stoppages. Approximately 18% of our U.S. employees are covered by collective bargaining agreements and more than 50% of our non-U.S. employees are covered by collective bargaining agreements or statutory trade union agreements. In 2014, we are scheduled to negotiate a collective bargaining agreement with unionized employees at our Bristol, CT, Corry, PA, and Saline, MI locations, which collectively covers approximately 275 employees. In addition, we have annual negotiations in Brazil and Mexico and, collectively, these negotiations cover approximately 300 employees in those two countries. We also expect to have negotiations in 2014 with two of our German locations, a Singapore location, and our Sweden location, which collectively cover over 500 employees. Although we believe that our relations with our employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements or that such negotiations will not result in significant increases in the cost of labor, including healthcare, pensions or other benefits. Any potential strikes or work stoppages, and the resulting adverse impact on our relationships with customers, could have a material adverse effect on our business, financial condition, results of operations or cash flows. Similarly, a protracted strike or work stoppage at any of our major customers, suppliers or other vendors could materially adversely affect our business.

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

We operate in very competitive markets. We may not be able to compete effectively with our competitors, and competitive pressures could adversely affect our business, financial condition and results of operations. Our two global business segments compete with a number of larger and smaller companies in the markets we serve. Some of our competitors have greater financial, production, research and development, or other resources than we do. Within Aerospace, certain of our OEM customers compete with our repair and overhaul business. Some of our OEM customers in the aerospace industry also compete with us where they have the ability to manufacture the components and assemblies that we supply to them but have chosen, for capacity limitations, cost considerations or other reasons, to outsource the manufacturing to us. Our two business segments compete on the basis of price, service, quality, reliability of supply, technology, innovation and design. We must continue to make investments to maintain and improve our competitive position. We cannot assure you that we will have sufficient resources to continue to make such investments or that we will be successful in maintaining our competitive position. Our competitors may develop products or services, or methods of delivering those products or services that are superior to our products, services or methods. Our competitors may also adapt more quickly than us to new technologies or evolving customer requirements. Pricing pressures could cause us to adjust the prices of certain of our products to stay competitive. We cannot assure you that we will be able to compete successfully with our existing or future competitors. Also, if consolidation of our existing competitors occurs, we would expect the competitive pressures we face to increase. Our failure to compete successfully could adversely affect our business, financial condition, results of operations and cash flows.

Our customers’ businesses are generally cyclical. Weaknesses in the industries in which our customers operate could impact our revenues and profitability. The industries to which we sell tend to decline in response to overall declines in industrial production. Aerospace is heavily dependent on the commercial aerospace industry, which is cyclical and a long cycle industry. Industrial is dependent on the transportation industry, and general industrial and tooling markets, all of which are also cyclical. Many of our customers have historically experienced periodic downturns, which often have had a negative effect on demand for our products.

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

High jet fuel and other energy prices may impact our operating results. Rising energy costs generally impact the cost of our operations, and could result in higher transportation, freight and other operating costs. We cannot guarantee that we will be able to pass along energy costs to our customers through increased prices. Fuel costs constitute a significant portion of operating expenses for companies in the aerospace industry. Widespread disruption to oil production, refinery operations and pipeline capacity in certain areas of the U.S. can increase the price of jet fuel significantly. Conflicts in the Middle East, an important source of oil for the U.S. and other countries where we do business, cause prices for fuel to be volatile and often significantly higher than historic levels. Because we and many of our customers are in the aerospace industry, increased fuel costs could have a material adverse effect on our financial condition or results of operations.

Our products and services may be rendered obsolete by new products, technologies and processes. Our manufacturing operations focus on highly engineered components which require extensive engineering and research and development time. Our competitive advantage may be adversely impacted if we cannot continue to introduce new products ahead of our competition, or if our products are rendered obsolete by other products or by new, different technologies and processes. The success of our new products will depend on a number of factors, including innovation, customer acceptance, the efficiency of our suppliers in providing materials and component parts, and the performance and quality of our products relative to those of our competitors. We cannot predict the level of market acceptance or the amount of market share our new products will achieve. Additionally, we may face increased or unexpected costs associated with new product introduction including the use of additional resources such as personnel. We cannot assure that we will not experience new product introduction delays in the future.

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

The acquisition of the Männer Business exposes the Company to a number of risks and uncertainties, the occurrence of any of which could materially adversely affect our business, cash flows, financial condition and results of operations as well as the market price of our common stock. Such risks and uncertainties include risks relating to the integration of the Männer Business with the Company, the financial performance of the Männer Business and risks associated with incurring additional indebtedness.

We may not realize the anticipated benefits of the Männer Business acquisition. Our ability to realize such benefits will depend on our ability to successfully and efficiently integrate Männer's business, which involves certain products and services and markets that are new to the Company, into our business, in addition to an increased scale of our international operations.

Difficulties of integration could include coordinating and consolidating separate systems, integrating the management of the acquired business, retaining market acceptance of Männer's products and services, maintaining employee morale and retaining key employees, and implementing our enterprise resource planning systems and operational procedures and disciplines. Any such difficulties may make it more difficult to maintain relationships with employees, customers, business partners and suppliers. In addition, even if integration is successful, the financial performance of the acquired business may not be as expected and there can be no assurance we will realize anticipated benefits from the Männer Business acquisition.

In addition, our management has spent, and expects to continue to spend, a significant amount of its time and efforts directed toward the integration of the Männer Business, which time and efforts otherwise could have been spent on our other businesses and other opportunities that could have been beneficial to us.

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

In accordance with applicable SEC guidance, management's report on internal control over financial reporting excludes the assessment of the Männer Business. We plan to fully evaluate the internal controls of the Männer Business and any subsequently acquired companies, then implement a standardized framework of internal controls at those acquired businesses. We cannot provide assurance that we will be able to provide a report that contains no significant deficiencies or material weaknesses with respect to the Männer Business or any other acquisitions.

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

Any joint ventures or teaming arrangements we enter into may not be successful. We may enter into joint ventures or teaming arrangements. Partners with whom we share control may at any time have economic, business or legal interests or goals that are inconsistent with our goals or the goals of the joint venture or arrangement. Our joint venture or teaming arrangements may require us to pay certain costs or to make certain capital investments and we may have little control over the amount or the timing of these payments and investments. In addition, our joint venture or teaming partners may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. Our failure or the failure of an entity in which we have a joint venture interest or teaming arrangement to adequately manage the risks associated with any acquisitions, joint ventures or teaming arrangements could have a material adverse effect on our financial condition or results of operations. We cannot assure you that any of our joint ventures or teaming arrangements will be profitable or that forecasts regarding joint venture or teaming activities will be accurate. In particular, risks and uncertainties associated with our joint ventures and teaming arrangements include, among others, the joint venture’s or teaming partner’s ability to operate its business successfully, to develop appropriate standards, controls, procedures and policies for the growth and management of the joint venture or teaming arrangement and the strength of their relationships with employees, suppliers and customers.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate 31 manufacturing facilities throughout the world, 20 of which are part of the Industrial segment and 11 of which are part of the Aerospace segment. Fifteen of the facilities are in the United States; the balance are located in Asia, Brazil, Europe and Mexico. Twenty of the facilities are owned; the balance are leased.

In addition to its manufacturing facilities, Industrial has 37 facilities engaged in activities related to its manufacturing operations, including sales, assembly, development and distribution, all but one of which are leased. Six of these facilities are located in the United States; the balance are located in Asia, Brazil, Canada, Europe and Mexico.

The Company’s corporate office in Bristol, Connecticut is owned.

Item 3. Legal Proceedings
The Company was named in a lawsuit arising out of an alleged breach of contract and implied warranty by a customer of Toolcom Suppliers Limited (“Toolcom”), a business previously included within the former Logistics and Manufacturing Services segment, related to the sale of certain products prior to the Company’s 2005 acquisition of Toolcom. In 2006, the plaintiff filed the lawsuit in civil court in Scotland and asserted that certain products sold were not fit for a particular use. The Company settled the lawsuit during the first quarter of 2013 with an outcome that did not have a material effect on the consolidated financial statements. The final settlement expense was included within the loss from operations of discontinued businesses in the consolidated statements of income for the year ended December 31, 2013.
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
The case arose out of an Internal Revenue Service (“IRS”) audit for the tax years 2000 through 2002. The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries. The Company filed an administrative protest of these adjustments. In the third quarter of 2009, the Company was informed that its protest was denied and a tax assessment was received from the Appeals Office of the IRS. Subsequently, in November 2009, the Company filed a petition against the IRS in the United States Tax Court, contesting the tax assessment. A trial was held and all briefs were filed in 2012. In April 2013 the Tax Court Decision was then issued rendering an unfavorable decision against the Company and imposing penalties. As a result of the unfavorable Tax Court Decision, the Company recorded an additional tax charge during 2013 for $16.4 million.
In November 2013, the Company made a cash payment of approximately $12.7 million related to tax, interest and penalties and utilized a portion of its net operating losses. The Company also submitted a notice of appeal of the Tax Court Decision to the United States Court of Appeals for the Second Circuit. The Company filed its formal appeal with the United States Court of Appeals for the Second Circuit on February 13, 2014. The Company does not expect a decision until 2015.
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

	2013
	Low	High	Dividends
Quarter ended March 31	$21.84	$29.20	$0.10
Quarter ended June 30	26.33	32.35	0.10
Quarter ended September 30	30.14	35.71	0.11
Quarter ended December 31	34.48	38.56	0.11

	2012
	Low	High	Dividends
Quarter ended March 31	$23.99	$28.35	$0.10
Quarter ended June 30	22.30	28.63	0.10
Quarter ended September 30	21.62	26.38	0.10
Quarter ended December 31	19.71	25.53	0.10

Stockholders

As of February 11, 2014, there were approximately 3,984 holders of record of the Company’s common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals or entities are registered in the name of a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are approximately 12,057 beneficial owners of its common stock.

Dividends

Payment of future dividends will depend upon the Company’s financial condition, results of operations and other factors deemed relevant by the Company’s Board of Directors, as well as any limitations resulting from financial covenants under the Company’s credit facilities or debt indentures. See the table above for dividend information for 2013 and 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding Securities Authorized for Issuance Under Equity Compensation Plans, see Part III, Item 12 of this Annual Report.

Performance Graph

A stock performance graph based on cumulative total returns (price change plus reinvested dividends) for $100 invested on December 31, 2008 is set forth below.

$350
$300
$250
$200
$150
$100
$50
$0
2008
2009
2010
2011
2012
2013
$127.19
$125.57
$120.94
$161.33
$158.60
$150.72
$178.47
$160.22
$154.60
$186.37
$179.87
$169.10
$292.37
$263.37
$249.70
BGI
S&P 600
Russell 2000

	2008	2009	2010	2011	2012	2013
BGI	$100.00	$120.94	$150.72	$178.47	$169.10	$292.37
S&P 600	$100.00	$125.57	$158.60	$160.22	$186.37	$263.37
Russell 2000	$100.00	$127.19	$161.33	$154.60	$179.87	$249.70

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

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
October 1-31, 2013	756		$34.89	—	2,649,303
November 1-30, 2013	—		$—	—	2,649,303
December 1-31, 2013	500		$37.05	—	2,649,303
Total	1,256	(1)	$35.75	—
________________________

(1)
All acquisitions of equity securities during the fourth quarter of 2013 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

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

Item 6. Selected Financial Data

	2013 (5)(7)	2012 (6)(7)	2011 (7)	2010 (7)	2009 (7)
Per common share (1)
Income from continuing operations
Basic	$1.34	$1.46	$1.36	$0.86	$0.66
Diluted	1.31	1.44	1.34	0.85	0.66
Net income
Basic	5.02	1.74	1.17	0.96	0.72
Diluted	4.92	1.72	1.16	0.95	0.72
Dividends declared and paid	0.42	0.40	0.34	0.32	0.48
Stockholders’ equity (at year-end)	21.17	14.76	13.29	13.23	12.5
Stock price (at year-end)	38.31	22.46	24.11	20.67	16.90
For the year (in thousands)
Net sales	$1,091,566	$928,780	$865,078	$741,741	$649,644
Operating income	123,201	107,131	101,579	76,446	51,168
As a percent of net sales	11.3%	11.5%	11.7%	10.3%	7.9%
Income from continuing operations	$72,321	$79,830	$74,955	$47,784	$35,762
As a percent of net sales	6.6%	8.6%	8.7%	6.4%	5.5%
Net income	$270,527	$95,249	$64,715	$53,278	$39,001
As a percent of net sales	24.8%	10.3%	7.5%	7.2%	6.0%
As a percent of average stockholders’ equity (2)	28.3%	12.6%	8.4%	7.7%	6.2%
Depreciation and amortization	$65,052	$57,360	$58,904	$52,770	$51,487
Capital expenditures	57,304	37,787	37,082	28,759	30,502
Weighted average common shares outstanding – basic	53,860	54,626	55,215	55,260	53,880
Weighted average common shares outstanding – diluted	54,973	55,224	55,932	55,925	54,206
Year-end financial position (in thousands)
Working capital	$276,878	$418,645	$332,316	$167,344	$213,392
Goodwill	649,697	579,905	366,104	384,241	373,564
Other intangible assets, net	534,293	383,972	272,092	290,798	303,689
Property, plant and equipment, net	302,558	233,097	210,784	218,434	224,963
Total assets	2,123,673	1,868,596	1,440,365	1,403,257	1,351,990
Long-term debt and notes payable	547,424	646,613	346,052	357,718	351,468
Stockholders’ equity	1,141,414	800,118	722,400	712,119	684,713
Debt as a percent of total capitalization (3)	32.4%	44.7%	32.4%	33.4%	33.9%
Statistics
Employees at year-end (4)	4,331	3,795	3,019	2,797	2,732
________________________

(1)
Income from continuing operations and net income per common share are based on the weighted average common shares outstanding during each year. Stockholders’ equity per common share is calculated based on actual common shares outstanding at the end of each year.

(2)	Average stockholders' equity is calculated based on the month-end stockholders equity balances between December 31, 2012 and December 31, 2013 (13 month average).

(3)	Debt includes all interest-bearing debt and total capitalization includes interest-bearing debt and stockholders’ equity.

(4)	The number of employees at each year-end includes employees of continuing operations and excludes prior employees of the discontinued operations.

(5)
During 2013, the Company completed the acquisition of the Männer Business. The results of the Männer Business, from the acquisition on October 31, 2013, have been included within the Company's Consolidated Financial Statements for the period ended December 31, 2013.

(6)
During 2012, the Company completed the acquisition of Synventive Molding Solutions ("Synventive"). The results of Synventive, from the acquisition on August 27, 2012, have been included within the Company's Consolidated Financial Statements for the period ended December 31, 2012.

(7)
During 2013, the Company sold the Barnes Distribution North America business within the segment formerly referred to as Distribution. During 2011, the Company sold the Barnes Distribution Europe business within the segment formerly referred to as Logistics and Manufacturing Services.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Business Transformation

In the fourth quarter of 2013, Barnes Group Inc. (the "Company") and two of its subsidiaries (collectively with the Company, the "Purchaser") completed the acquisition of the Männer Business (defined below) pursuant to the terms of the Share Purchase and Assignment Agreement dated September 30, 2013 ("Share Purchase Agreement") among the Purchaser, Otto Männer Holding AG, a German company based in Bahlingen, Germany (the "Seller"), and the three shareholders of Seller (the "Männer Business"). The Männer Business is a leader in the development and manufacture of high precision molds, valve gate hot runner systems, and system solutions for the medical/pharmaceutical, packaging, and personal care/health care industries. The Männer Business includes manufacturing locations in Germany, Switzerland and the United States, and sales and service offices in Europe, the United States, Hong Kong/China and Japan. Pursuant to the terms of the Share Purchase Agreement, the Company acquired all the shares of capital stock of the Männer Business for an aggregate purchase price of €280.7 million ($380.7 million). See Note 3 of the Consolidated Financial Statements.

In the second quarter of 2013, the Company completed the sale of its Barnes Distribution North America business ("BDNA") to MSC Industrial Direct Co., Inc. ("MSC") pursuant to the terms of the Asset Purchase Agreement dated February 22, 2013 (the "APA") between the Company and MSC. The total cash consideration received for BDNA through December 31, 2013 was $538.9 million, net of transaction costs and closing adjustments paid. See Note 2 of the Consolidated Financial Statements.

In the first quarter of 2013, the Company realigned its reportable business segments by transferring the Associated Spring Raymond business ("Raymond"), its remaining business within the former Distribution segment, to the Industrial segment. Raymond sells, among other products, springs that are manufactured by one of the Industrial businesses. Accordingly, the Company reports under two global business segments: Industrial and Aerospace. See Note 19 of the Consolidated Financial Statements.

During the third quarter of 2012, the Company completed its acquisition of Synventive Molding Solutions ("Synventive”) for an aggregate purchase price of $351.5 million. Synventive is a leading designer and manufacturer of highly engineered and customized hot runner systems and components and provides related services. The acquisition has been integrated into the Industrial segment. See Note 3 of the Consolidated Financial Statements.

All previously reported financial information has been adjusted on a retrospective basis to reflect the segment realignment and the discontinued operations for all years presented.

2013 Highlights

The Company achieved sales of $1,091.6 million in 2013, an increase of $162.8 million, or 17.5%, from 2012. In Industrial, the acquisition of Synventive on August 27, 2012 provided an incremental $108.5 million of sales during the January through August 2013 period. The Männer Business, acquired on October 31, 2013, provided sales of $18.9 million during the November through December 2013 period. In Aerospace, sales increased as a result of growth in the OEM manufacturing business, partially offset by declines within the aftermarket business. Organic sales increased by $35.3 million, or 3.8%, with growth in both the Industrial and Aerospace segments.

Operating income increased 15.0% from $107.1 million in 2012 to $123.2 million in 2013 and operating margin declined by 20 basis points to 11.3%. Operating income primarily benefited from the profit contributions of the acquired Synventive and Männer businesses, increased organic sales, and improved productivity within the Industrial segment. Benefits were partially offset by a third quarter $8.6 million pre-tax inventory valuation charge related to a specific family of spare parts within the Aerospace repair and overhaul business, first quarter CEO transition costs of $10.5 million, and $7.3 million of short-term purchase accounting adjustments and transaction costs related to the acquisition of the Männer Business. Operating income during 2012 also included $5.9 million of short-term purchase accounting adjustments and transaction costs related to the acquisition of Synventive.

The Company focused on profitable sales growth both organically and through acquisition, in addition to productivity improvements, as key strategic objectives in 2013. Management continued its focus on cash flow and working capital management in 2013 and generated $10.1 million in cash flow from operations, net of estimated tax payments of $130.0 million related to the gain on sale of BDNA. The Company continued to make significant investments in working capital during 2013, primarily as a result of improving business conditions in certain end-markets.

Management Objectives

Management continues to focus on three areas of development: employees, processes and results which, in combination, are expected to generate long-term value for the Company's stockholders. The Company's strategies for growth include both organic growth from new products, services, markets and customers, and growth from acquisitions. The Company's strategies for profitability include worldwide application of lean principles, productivity and process initiatives, such as new technologies, automation and innovation, intensified focus on intellectual property as a core differentiator, and efficiency and cost-saving measures. A key component of the Company's culture is the Barnes Enterprise System (BES), which provides a solid foundation of continuous improvement, collaboration and innovation throughout the global organization.

Acquisitions and strategic relationships have historically been a key growth driver for the Company, and it continues to seek alliances which foster long-term business relationships and expand geographic reach. The Company continually evaluates its existing portfolio to optimize product offerings and maximize value. The acquisition of the Männer Business in October 2013 represented a significant addition to the Company's portfolio.

Our Business

The Company consists of two operating segments: Industrial and Aerospace. In both of these businesses, the Company is among the leaders in the market niches served.

Key Performance Indicators

Management evaluates the performance of its reportable segments based on the sales, operating profit and operating margins of the respective businesses, which includes net sales, cost of sales, selling and administrative expenses and certain components of other income and other expenses, as well as the allocation of corporate overhead expenses. All segments have standard key performance indicators (“KPIs”), a number of which are focused on customer metrics (on-time-delivery and quality), internal effectiveness and efficiency metrics (sales per employee, cost of quality, days working capital and controllable expenses), employee safety-related metrics (total recordable incident rate and lost time incident rate), and specific KPIs on profitable growth.

Key Industry Data

In both segments, management tracks a variety of economic and industry data as indicators of the health of a particular sector.

At Industrial, key data for the manufacturing operations include the Institute for Supply Management’s PMI Composite Index (and similar indices for European and Asian-based businesses); the Federal Reserve’s Industrial Production Index ("the IPI"); the production of light vehicles, both in the U.S. and globally; worldwide light vehicle new model introductions and existing model refreshes; North American medium and heavy duty vehicle production; compressor build forecasts; and global GDP growth forecasts.

At Aerospace, management of the aftermarket aerospace operations monitors the number of aircraft in the active fleet, the number of planes temporarily or permanently taken out of service, aircraft utilization rates for the major airlines, engine shop visits, airline profitability, aircraft fuel costs and traffic growth. The aerospace OEM business regularly tracks orders and deliveries for each of the major aircraft manufacturers, as well as engine purchases made for new aircraft. Management also monitors annual appropriations for the U.S. military related to purchases of new or used aircraft and engine components.

RESULTS OF OPERATIONS

Sales

($ in millions)	2013	2012	$ Change	% Change	2011
Industrial	$687.6	$538.3	$149.3	27.7%	$482.6
Aerospace	404.0	390.5	13.5	3.5%	382.5
Intersegment sales	—	—	—	—%	—
Total	$1,091.6	$928.8	$162.8	17.5%	$865.1

2013 vs. 2012:

The Company reported net sales of $1,091.6 million in 2013, an increase of $162.8 million, or 17.5%, from 2012. The acquisition of Synventive on August 27, 2012 provided an incremental $108.5 million of sales during the January through August 2013 period. The Männer Business, acquired on October 31, 2013, provided sales of $18.9 million during the November through December 2013 period. In Aerospace, sales increased as a result of growth in the OEM manufacturing business, partially offset by declines within the aftermarket business. Organic sales increased by $35.3 million, or 3.8%, with growth in both the Industrial and Aerospace segments, resulting primarily from increased global automotive production and strengthening within the geographic markets into which the Company sells. The weakening of the U.S. dollar against foreign currencies as compared to 2012 increased net sales by $0.1 million in 2013. The Company’s international sales increased 24.3% year-over-year while domestic sales increased 12.0%.

2012 vs. 2011:

In 2012, the Company reported net sales of $928.8 million, an increase of $63.7 million, or 7.4%, over 2011 net sales of $865.1 million, driven primarily by a sales contribution of $60.0 million from the Synventive acquisition. The sales increase also reflected $17.6 million of organic sales growth, or 2.0%, within the business segments. The strengthening of the U.S. dollar against foreign currencies as compared to 2011 decreased net sales by $13.9 million in 2012. The Company’s international sales increased 6.8% year-over-year while domestic sales increased 6.9%. The Company's international sales in 2012 increased 10.4% from 2011 excluding the impact of foreign currency translation on sales.

Expenses and Operating Income

($ in millions)	2013	2012	$ Change	% Change	2011
Cost of sales	$738.2	$655.7	$82.5	12.6%	$615.3
% sales	67.6%	70.6%			71.1%
Gross profit (1)	$353.4	$273.1	$80.3	29.4%	$249.7
% sales	32.4%	29.4%			28.9%
Selling and administrative expenses	$230.2	$166.0	$64.2	38.7%	$148.2
% sales	21.1%	17.9%			17.1%
Operating income	$123.2	$107.1	$16.1	15.0%	$101.6
% sales	11.3%	11.5%			11.7%
__________________

(1)	Sales less cost of sales

2013 vs. 2012:

Cost of sales in 2013 increased 12.6% from 2012, while gross profit margin increased from 29.4% in 2012 to 32.4% in 2013. Gross margins improved at Industrial and declined at Aerospace. During both 2013 and 2012, gross margins were negatively impacted by the short-term purchase accounting adjustments related to the acquisitions of the Männer and the Synventive businesses, respectively. The acquisitions of the Männer and Synventive businesses also resulted in a higher percentage of sales, as well as higher gross profit as a percentage of sales, being driven by Industrial during 2013. Gross margin benefits from the Männer and Synventive businesses were partially offset by an $8.6 million pre-tax inventory valuation charge related to a specific family of spare parts within the Aerospace repair and overhaul business. Selling and administrative expenses increased 38.7% from 2012 due primarily to the incremental operations of the Männer and Synventive businesses and CEO transition costs of $10.5 million. As a percentage of sales, selling and administrative costs increased from 17.9% in 2012 to 21.1% in 2013. Operating margin was 11.3% in 2013 compared to 11.5% in 2012.

2012 vs. 2011:

Cost of sales in 2012 increased 6.6% from 2011 primarily as a result of increased sales. The increase in sales slightly exceeded the percentage increase in cost of sales and gross profit margin improved to 29.4%. The acquisition of Synventive resulted in a higher percentage of sales, as well as higher gross profit as a percentage of sales, being driven by Industrial and served as the primary contributor to the higher gross profit margin in 2012. Increased gross profit was partially offset by higher pension costs and the impact of short-term purchase accounting adjustments related to the acquisition. Selling and administrative expenses increased 12.0% from 2011 and slightly increased as a percentage of sales. The increase in expenses reflects the sales resulting from the acquisition and acquisition-related costs, partially offset by lower incentive compensation costs.

 Interest expense

2013 vs. 2012:

Interest expense in 2013 increased $0.9 million to $13.1 million from 2012, primarily a result of higher average borrowing rates, partially offset by lower average borrowings under the Amended Credit Facility.

2012 vs. 2011:

Interest expense in 2012 increased $2.0 million to $12.2 million from 2011, primarily a result of higher borrowings under the Amended Credit Facility in part to fund the Synventive acquisition.

Other expense (income), net

2013 vs. 2012:

Other expense (income), net in 2013 was $2.5 million compared to $2.6 million in 2012.

2012 vs. 2011:

Other expense (income), net in 2012 was $2.6 million compared to $0.3 million in 2011. Foreign currency transaction losses increased from $0.2 million in 2011 to $2.1 million in 2012.

Income Taxes

2013 vs. 2012:

The Company’s effective tax rate from continuing operations was 32.8% in 2013 compared with 13.5% in 2012 and includes the impact of $16.4 million of tax expense related to the April 16, 2013 U.S. Court Decision (Note 13 of the Consolidated Financial Statements and below). Excluding the impact of the U.S. Tax Court Decision, the Company's effective tax rate from continuing operations for 2013 was 17.5%. The remaining increase in the 2013 effective tax rate from continuing operations is due to the absence of the 2012 reversal of certain foreign valuation allowances and tax rate decreases in certain foreign jurisdictions, an increase in the Company's Swedish effective tax rate and the change in the mix of earnings attributable to higher-taxing jurisdictions or jurisdictions where losses cannot be benefited in 2013. During 2013, the Company repatriated a dividend from a portion of the current year foreign earnings to the U.S. in the amount of $5.0 million compared to $8.0 million in 2012. This decrease in the dividend reduced tax expense by $0.9 million and decreased the annual effective tax rate by 0.8 percentage points compared to 2012.

In 2014, the Company expects the effective tax rate from continuing operations to increase to the upper 20 percent principally due to the shift in forecasted mix of earnings predominately to higher taxing jurisdictions, the expiration of a portion of its international tax holidays and the increased repatriation of a portion of current year foreign earnings.

2012 vs. 2011:

The Company’s effective tax rate from continuing operations was 13.5% in 2012 compared with 17.6% in 2011. The effective tax rate for 2011 included the recognition of $1.8 million of discrete tax expense related to tax adjustments for earlier years. The decrease in the 2012 effective tax rate from continuing operations was driven primarily by the absence of this discrete item, the impact of a decrease in the repatriation of a portion of current year foreign earnings to the U.S. and the impact of tax rate changes in certain foreign jurisdictions, partially offset by a change in the mix of earnings attributable to higher-taxing jurisdictions or jurisdictions where losses could not be benefited in 2012. During 2012, the Company repatriated a dividend from a portion of the current year foreign earnings to the U.S. in the amount of $8.0 million compared to $17.5 million in 2011. This decrease in the dividend reduced tax expense by $4.8 million and decreased the annual effective tax rate by 5.2 percentage points compared to 2011.

See Note 13 of the Consolidated Financial Statements for a reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate.

On April 16, 2013, the United States Tax Court rendered an unfavorable decision in the matter Barnes Group Inc. and Subsidiaries v. Commissioner of Internal Revenue (“Tax Court Decision”). The Tax Court rejected the Company's objections and imposed penalties. The case involved IRS proposed adjustments of approximately $16.4 million, plus a 20% penalty and interest for the tax years 1998, 2000 and 2001.
The case arose out of an Internal Revenue Service (“IRS”) audit for the tax years 2000 through 2002. The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries. The Company filed an administrative protest of these adjustments. In the third quarter of 2009, the Company was informed that its protest was denied and a tax assessment was received from the Appeals Office of the IRS. Subsequently, in November 2009, the Company filed a petition against the IRS in the United States Tax Court, contesting the tax assessment. A trial was held and all briefs were filed in 2012. In April 2013 the Tax Court Decision was then issued rendering an unfavorable decision against the Company and imposing penalties. As a result of the unfavorable Tax Court Decision, the Company recorded an additional tax charge during 2013 for $16.4 million.
In November 2013, the Company made a cash payment of approximately $12.7 million related to tax, interest and penalties and utilized a portion of its net operating losses. The Company also submitted a notice of appeal of the Tax Court Decision to the United States Court of Appeals for the Second Circuit. The Company filed its formal appeal with the United States Court of Appeals for the Second Circuit on February 13, 2014. The Company does not expect a decision until 2015.

Discontinued Operations

During the second quarter of 2013, the Company completed the sale of BDNA to MSC pursuant to the terms of the APA between the Company and MSC. The total cash consideration received for BDNA through December 31, 2013 was $538.9 million, net of transaction costs and closing adjustments paid. The net after-tax proceeds were $420.2 million after consideration of certain post closing adjustments, transaction costs and income taxes. The Company made estimated income tax payments of $130.0 million related to the gain on sale during 2013 and has recorded an income tax receivable of $12.6 million in the Consolidated Balance Sheet as of December 31, 2013.

During the fourth quarter of 2011, the Company completed the sale of its Barnes Distribution Europe businesses (the "BDE business") to Berner SE (the "Purchaser"), headquartered in Kunzelsau, Germany, in a cash transaction pursuant to a Share and Asset Purchase Agreement ("SPA"). The Company received gross proceeds of $33.4 million, which represented the initial stated purchase price, and which yielded net cash proceeds of $22.5 million after transaction costs, employee transaction related costs, closing adjustments and net cash sold, of which €9.0 million was placed in escrow. The funds would be released from escrow on August 31, 2012 unless there were any then pending claims. Cash related to a pending claim would remain in escrow until a final determination of the claim had been made.

In August 2012, the Purchaser of BDE provided a notice of breach of various warranties to the Company. The Company rejected the Purchaser's notice and demanded release of the full escrow on August 31, 2012. The Purchaser refused to release the full escrow, and only €3.9 million plus interest was released whereas €5.1 million ($7.0 million at December 31, 2013) plus interest remains in escrow. The Company objected to the retention of the escrow and expects to prevail in this matter. The Company recorded the restricted cash in other assets at December 31, 2013 and 2012.

The results of BDNA and the BDE business have been segregated and presented as discontinued operations. See Note 2 of the Consolidated Financial Statements.

Income and Income Per Share

(in millions, except per share)	2013	2012	Change	% Change	2011
Income from continuing operations	$72.3	$79.8	$(7.5)	(9.4)%	$75.0
Income (loss) from discontinued operations, net of income taxes	198.2	15.4	182.8	NM	(10.2)
Net income	$270.5	$95.2	$175.3	NM	$64.7
Per common share:
Basic:
Income from continuing operations	$1.34	$1.46	$(0.12)	(8.2)%	$1.36
Income (loss) from discontinued operations, net of income taxes	3.68	0.28	3.40	NM	(0.19)
Net income	$5.02	$1.74	$3.28	NM	$1.17
Diluted:
Income from continuing operations	$1.31	$1.44	$(0.13)	(9.0)%	$1.34
Income (loss) from discontinued operations, net of income taxes	3.61	0.28	3.33	NM	(0.18)
Net income	$4.92	$1.72	$3.20	NM	$1.16
Weighted average common shares outstanding:
Basic	53.9	54.6	(0.8)	(1.4)%	55.2
Diluted	55.0	55.2	(0.3)	(0.5)%	55.9
__________________
 NM - Not Meaningful

In 2013, basic and diluted income from continuing operations per common share decreased 8.2% and 9.0%, respectively. The decreases were directly attributable to the decrease in income from continuing operations year over year. Basic and diluted weighted average common shares outstanding decreased primarily due to the repurchase of 2,350,697 and 700,000 shares in 2013 and 2012, respectively, as part of the publicly announced repurchase programs. The decreases were partially offset by additional shares issued for employee stock plans. The decrease in diluted shares in 2013 was also partially offset by an increase in the dilutive effect of potentially issuable shares due to an increase in the Company's stock price and the modification of outstanding equity awards granted to the former Chief Executive Officer in the first quarter of 2013.

 Financial Performance by Business Segment

Industrial

($ in millions)	2013	2012	$ Change	% Change	2011
Sales	$687.6	$538.3	$149.3	27.7%	$482.6
Operating profit	71.9	49.3	22.6	46.0%	45.8
Operating margin	10.5%	9.1%			9.5%

2013 vs. 2012:

Sales at Industrial were $687.6 million in 2013, an increase of 27.7% from 2012. The acquisition of Synventive on August 27, 2012 provided an incremental $108.5 million of sales during the January through August 2013 period. The Männer Business, acquired on October 31, 2013, provided sales of $18.9 million during the November through December 2013 period, and organic sales increased by $21.8 million, or 4.0%, during 2013. Organic growth resulted from increased global automotive production and strengthening within the geographic markets into which the Company sells. The impact of foreign currency translation increased sales by approximately $0.1 million as the U.S. dollar weakened against foreign currencies.

Operating profit in 2013 at Industrial was $71.9 million, an increase of 46.0% from 2012. Operating profit primarily benefited from the profit contributions of the acquired Synventive and Männer businesses, the profit contribution of increased organic sales, favorable pricing and improved productivity. Operating income during 2012 included $5.9 million of short-term purchase accounting adjustments and transaction costs resulting from the acquisition of Synventive. During 2013, operating profit results were partially offset by $7.3 million in short-term purchase accounting adjustments and transaction costs related to the acquisition of the Männer Business during the fourth quarter and CEO transition costs of $6.6 million that were allocated to the segment during the first quarter.

Outlook:

In the Industrial manufacturing businesses, management is focused on generating organic sales growth by leveraging the benefits of the diversified products and industrial end-markets in which its businesses have a global presence and introducing new products. The Company also remains focused on sales growth through acquisition and expanding geographic reach. The Synventive acquisition in 2012, for example, added new innovative products and services and has expanded the Company's global marketplace presence. The Company completed the acquisition of the Männer Business on October 31, 2013. The Männer Business also operates within the Company's Industrial segment and is expected to further provide additional differentiated products and services through the manufacture of high precision molds, valve gate hot runner systems, and system solutions for the medical/pharmaceutical, packaging, and personal care/health care industries. Our ability to generate sales growth in the global markets served by all of our businesses is subject to economic conditions. Order activity in certain end-markets, including transportation, may provide extended sales growth. Strategic investments in new technologies, manufacturing processes and product development are expected to provide incremental benefits in the long term.

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

2012 vs. 2011:

Sales at Industrial were $538.3 million in 2012, an increase of 11.5% from 2011. The acquisition of Synventive provided $60.0 million of sales and organic sales increased by $9.6 million during 2012. The impact of foreign currency translation decreased sales by approximately $13.9 million as the U.S. dollar strengthened against foreign currencies.

Operating profit in 2012 at Industrial was $49.3 million, an increase of 7.4% from 2011. Operating profit benefited primarily from the profit contribution of the acquired Synventive business. Operating profit results were partially offset by $5.9 million in short-term purchase accounting adjustments and transaction costs related to the Synventive acquisition.

Aerospace

($ in millions)	2013	2012	$ Change	% Change	2011
Sales	$404.0	$390.5	$13.5	3.5%	$382.5
Operating profit	51.3	57.9	(6.6)	(11.3)%	55.7
Operating margin	12.7%	14.8%			14.6%

2013 vs. 2012:

Aerospace recorded sales of $404.0 million in 2013, a 3.5% increase from 2012. A sales increase in the OEM business was partially offset by lower sales in the aftermarket business and unfavorable pricing across the segment. Within aftermarket, sales declined in both the repair and overhaul business and the spare parts business. Increased sales within the OEM business reflected strengthened demand for new engines, driven by increased aircraft production whereas a decline in sales within the aftermarket business was driven by an unfavorable trend of deferred maintenance.

Operating profit at Aerospace decreased 11.3% from 2012 to $51.3 million. The operating profit benefits of increased sales in the OEM business and lower employee related costs, primarily due to incentive compensation as a result of the level of the Company's pre-established annual performance targets, were more than offset by a third quarter $8.6 million pre-tax inventory valuation charge related to a specific family of spare parts within the repair and overhaul business, the profit impact of lower sales in the aftermarket businesses, increased costs of new product introductions within the OEM and MRO businesses and CEO transition costs of $3.9 million allocated to the segment during the first quarter of 2013. In assessing inventory valuation for the specific family of spare parts used to support its MRO business, management takes into consideration the required level of exchange inventory to meet customer needs, current market pricing and demand, which depend on the frequency and scope of repair and maintenance of aircraft engines, the number and age of engines in the installed fleet and the various market channels. During the third quarter, after consideration of the Company’s plans to effectively access various markets in the near term, the Company recorded the valuation charge to reduce the carrying value of the inventory to its estimated net realizable value to reflect current market pricing in readily accessible channels.

Outlook:

Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the worldwide economy and are driven by its order backlog through its participation in certain strategic commercial and military engine and airframe programs. Backlog in the Aerospace OEM business grew to $549.1 million at December 31, 2013 from $540.8 million at December 31, 2012, with approximately 59% expected to be shipped in the next 12 months. The Aerospace OEM business may be impacted by adjustments of customer inventory levels, commodity availability and pricing, changes in the content levels on certain platforms, including insourcing, changes in production schedules of specific engine and airframe programs, as well as the pursuit of new programs. Sales levels in the Aerospace aftermarket repair and overhaul business are expected to be impacted by fluctuations in end-market demand and changes in customer insourcing. Incremental management fees within the aftermarket RSP spare parts business are dependent on future sales volumes and are treated as a reduction to sales. Management fees increase once during the life of each individual program, generally in the fourth or later years of each program and as of December 31, 2013 most of the management fee increases had taken effect. Management continues to believe its Aerospace aftermarket business is competitively positioned based on well-established long-term customer relationships, including maintenance and repair contracts in the repair and overhaul business and long-term RSP and CRP programs, expanded capabilities and current capacity levels.

Management is focused on growing operating profit at Aerospace primarily through organic sales growth, productivity initiatives, new product introductions and continued cost management. Operating profit is expected to be affected by the profit impact of changes in sales volume, mix and pricing, particularly as it relates to the highly profitable aftermarket RSP spare parts business, and investments made in each of its businesses. Management actively manages commodity price increases through pricing actions and other productivity initiatives. Costs associated with increases in new product introductions and the physical transfer of work to lower cost manufacturing regions may also negatively impact operating profit.

2012 vs. 2011:

Aerospace recorded sales of $390.5 million in 2012, a 2.1% increase from 2011, primarily as a result of growth in the OEM manufacturing and aftermarket repair and overhaul businesses. This growth was partially offset by a decline in sales within the aftermarket RSP spare parts business.

Operating profit at Aerospace increased 3.8% from 2011 to $57.9 million. Operating profit benefited from higher sales in the OEM manufacturing business and lower levels of incentive compensation, which decreased in 2012 as compared to 2011 as a result of the level of achievement of the Company's pre-established 2012 performance targets. Operating profit was negatively affected by the profit impact of lower sales in the highly profitable aftermarket RSP spare parts business and an inventory valuation adjustment within the aftermarket repair and overhaul business.

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

The Company's ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow and working capital management, and anticipates that operating activities in 2014 will generate sufficient cash. The Company closely monitors its cash generation, usage and preservation including the management of working capital to generate cash.

The Company's 3.375% Convertible Notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. The note holders may also require the Company to repurchase some or all of the 3.375% Convertible Notes on March 15th of 2014, 2017 and 2022. Accordingly, the 3.375% Convertible Notes, classified as long-term debt at December 31, 2012, have been classified within the current portion of long-term debt as of December 31, 2013. The first $1,000 of the conversion value of each note would be paid in cash and the additional conversion value, if any, would be paid in cash or common stock, at the option of the Company. Payment on the 3.375% Convertible Notes, if required, is expected to be financed through internal cash, borrowings and the issuance of debt or equity securities, or a combination thereof.

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. In 2011, the Company entered into its fifth amended and restated revolving credit agreement (the "Amended Credit Agreement”) with Bank of America, N.A. as the administrative agent, with a facility amount of $500.0 million and an expiration date of September 2016. In 2012, the bank syndicate made available an additional $250.0 million, bringing the total borrowings available under the Credit Facility to $750.0 million. The Company paid fees and expenses of $1.0 million in conjunction with the increase of the Credit Facility to $750.0 million; the fees are being amortized into interest expense through its maturity.
On September 27, 2013, the Company entered into a second amendment to the Amended Credit Agreement (the "Second Amendment") and retained Bank of America, N.A. as administrative agent for the lenders. The Second Amendment extends the maturity date of the debt facility by two years from September 2016 to September 2018 and includes an option to extend the maturity date for an additional year, subject to certain conditions. The Second Amendment also adds a new foreign subsidiary borrower in Germany, Barnes Group Acquisition GmbH, maintains the borrowing availability of the Company at $750.0 million and adds an accordion feature to increase this amount to $1,000.0 million. The borrowing availability of $750.0 million, pursuant to the terms of the Second Amendment, allows for Euro-denominated borrowings equivalent to $500.0 million. Euro-denominated borrowings are subject to foreign currency translation adjustments that are included within accumulated other non-owner changes to equity. The Company may exercise the accordion feature upon request to the Administrative Agent as long as an event of default has not occurred or is continuing. Borrowings under the Amended Credit Agreement continue to bear interest at LIBOR plus a spread ranging from 1.10% to 1.70%. The Company paid fees and expenses of $1.3 million in conjunction with executing the Second Amendment; such fees were deferred and are being amortized into interest expense on the accompanying Consolidated Statements of Income through its maturity.

At December 31, 2013, borrowings and availability under the Credit Facility were $487.9 million and $262.1 million, respectively, subject to covenants in the Second Amendment. Borrowings included Euro-denominated borrowings of €114,000 ($157,320 at December 31, 2013). The $487.9 million was borrowed at an average interest rate of 1.36%. The Company has assessed its credit facilities in conjunction with the September 27, 2013 refinancing and currently expects that its bank syndicate, comprised of 17 banks, will continue to support its Credit Facility which matures in September 2018. At December 31, 2013, additional borrowings of $457.6 million of Total Debt, as defined, and $335.8 million of Senior Debt, as defined, would have been allowed under the covenants. Additional funds may be used, as needed, to support the Company's ongoing growth initiatives. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements.
The Company's borrowing capacity may be limited by various debt covenants in the Amended Credit Agreement, certain of which have been amended in September 2013. The Second Amendment requires the Company to maintain a ratio of Consolidated Senior Debt, as defined in the Second Amendment, to Consolidated EBITDA, as defined, of not more than 3.25 times at the end of each fiscal quarter ("Senior Debt Ratio"), a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times at the end of each fiscal quarter, and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25 times at the end of each fiscal quarter. The Second Amendment also provides that in connection with certain permitted acquisitions with aggregate consideration in excess of $150.0 million, the Consolidated Senior Debt to EBITDA ratio and the Consolidated Total Debt to EBITDA ratio are permitted to increase to 3.50 times and 4.25 times, respectively, for a period of the four fiscal quarters ending after the closing of the acquisition. At December 31, 2013, the Company was in compliance with all covenants under the Second Amendment. The Company's most restrictive financial covenant is the Senior Debt Ratio which requires the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.50 times at December 31, 2013. The actual ratio at December, 2013 was 2.08 times.

The Company had $1.0 million in borrowings under short-term bank credit lines at December 31, 2013.

On October 31, 2013, the Company completed the acquisition of the Männer Business, a permitted transaction pursuant to the terms of the Amended Credit Agreement. The Company acquired all the shares of capital stock of the Männer Business for an aggregate purchase price of €280.7 million ($380.7 million) which was paid through a combination of €253.2 million in cash ($344.0 million) and 1,032,493 shares of the Company's common stock (valued at €27.5 million pursuant to the Share Purchase Agreement and $36.7 million based upon market value at close). The Company funded the cash portion of the purchase price from cash on hand ($141.7 million) and borrowings under its Amended Credit Facility of €148.9 million ($202.3 million).

In the second quarter of 2013, the Company completed the sale of BDNA to MSC. The total cash consideration received for BDNA through December 31, 2013 was $538.9 million, net of transaction costs and closing adjustments paid. The net after-tax proceeds from the transaction were $420.2 million. In April 2013, the Company initially utilized approximately $480.0 million of the gross proceeds to reduce borrowings under the Credit Facility. Subsequently, the Company utilized approximately $50.0 million to repurchase shares of the Company's common stock under its publicly announced repurchase program and $130.0 million to provide for estimated tax payments related to the gain on sale. The Company also used approximately $59.0 million to fund a portion of the Männer Business acquisition in October 2013. See Note 2 of the Consolidated Financial Statements.

In April 2012, the Company entered into five-year interest rate swap agreements (the "2012 interest rate swaps")transacted with three banks which together convert the interest on the first $100.0 million of borrowings under the Company’s Credit Agreement from a variable rate plus the borrowing spread to a fixed rate of 1.03% plus the borrowing spread. The 2012 interest rate swaps mitigate the Company's exposure to variable interest rates. At December 31, 2013, the Company's total borrowings were comprised of approximately 29% fixed rate debt and 71% variable rate debt compared to 24% fixed rate debt and 76% variable rate debt as of December 31, 2012.

The funded status of the Company's pension plans is dependent upon many factors, including returns on invested assets, discount rates, the level of market interest rates and benefit obligations. The funded status of the pension plans improved by $108.6 million in 2013, primarily as a result of an increase in the fair value of plan assets combined with a reduction in the projected benefit obligations ("PBO's") following an update of certain actuarial assumptions, including assumptions related to the discount rate, inflation rate and mortality rate for certain plans. At December 31, 2013, the total unfunded status of the defined benefit pension plans was $0.1 million. The Company recorded a $73.2 million non-cash after-tax increase in stockholders' equity (through other non-owner changes to equity) to record the current year adjustments for changes in the funded status of its pension and postretirement benefit plans as required under the applicable accounting standards for defined benefit pension and other postretirement plans. In 2013, the Company made approximately $6.0 million in required contributions to its various defined benefit pension plans. The Company expects to contribute approximately $7.4 million to its various defined benefit pension plans in 2014. See Note 11 of the Consolidated Financial Statements.

At December 31, 2013, the Company held $70.9 million in cash and cash equivalents. The majority of this cash was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions and are expected to primarily fund international investments. During 2013, the Company repatriated $5.0 million of current year foreign earnings to the U.S.

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

Cash Flow

($ in millions)	2013	2012	$ Change	% Change	2011
Operating activities	$10.1	$136.4	$(126.3)	(92.6)%	$121.0
Investing activities	157.4	(332.8)	490.3	NM	(30.6)
Financing activities	(182.8)	219.3	(402.1)	NM	(40.2)
Exchange rate effect	(0.2)	1.0	(1.2)	NM	(1.2)
(Decrease) increase in cash	$(15.5)	$23.9	$(39.4)	NM	$49.1
________________________
NM – Not meaningful

Operating activities provided $10.1 million in cash in 2013 compared to $136.4 million in 2012. Operating cash flows in the 2013 period were positively impacted by improved operating performance, which was partially offset within net income by $10.5 million in non-cash CEO transition costs and $16.4 million in tax expense related to the U.S. Tax Court Decision. Operating cash flows in the 2013 period were negatively impacted by $130.0 million of income tax payments related to the gain on the sale of BDNA and an increase in cash used for working capital generated by higher levels of sales growth relative to 2012. Higher levels of sales growth in 2013 resulted in an increase in receivables which generated a higher use of cash than in the comparable period. Higher cash payments for accrued employee incentive compensation, which was earned in 2011 and paid in 2012, and contributions to the Company's pension plans negatively impacted the 2012 period. The cash generated from operations in the 2013 period, together with borrowings under the Company's credit agreements and cash received from the sale of BDNA, was primarily used to fund the acquisition of the Männer Business and to fund capital expenditures, the repurchase of stock and the payment of dividends.

Investing activities provided $157.4 million in cash in 2013 compared to a use of $332.8 million in 2012. Cash provided by investing activities in 2013 include proceeds of $538.9 million from the sale of BDNA, net of transaction costs and closing adjustments. See Note 2 of the Consolidated Financial Statements. Cash outflows of $307.3 million and $296.6 million to fund the acquisitions of the Männer Business and Synventive in 2013 and 2012, respectively, are also included in investing activities. See Note 3 of the Consolidated Financial Statements. Capital expenditures in 2013 were $57.3 million compared to $37.8 million in 2012. The Company expects capital spending in 2014 to approximate $60 million. Investing activities in 2013 also include a cash outflow of $16.6 million related to the Component Repair Program ("CRP"). See Note 6 of the Consolidated Financial Statements. Investing activities in 2012 include the release of $4.9 million of escrow funds related to the 2011 sale of the BDE business. See Note 2 of the Consolidated Financial Statements.

Cash used by financing activities in 2013 included a net decrease in borrowings of $107.7 million compared to a net increase of $252.7 million in 2012. In the 2013 period, the reduction of debt reflects the use of proceeds from the BDNA sale to reduce borrowings. Incremental borrowings of €148.9 million ($202.3 million) were used to fund a portion of the Männer Business acquisition in October 2013. In the 2012 period, net borrowings were primarily used to fund the Synventive acquisition. Payments on long term debt in 2012 include the payment of $45.2 million of debt that was assumed in the Synventive acquisition primarily using cash on hand held by foreign subsidiaries.

Proceeds from the issuance of common stock increased $6.4 million in the 2013 period from the 2012 period primarily as a result of higher stock option exercises in the 2013 period. During the 2013 period, the Company repurchased 2.4 million shares of the Company's stock at a cost of $68.6 million. Stock repurchases of 0.7 million shares during the 2012 period cost $19.0 million. Total cash used to pay dividends was $22.4 million in 2013 compared to $21.7 million in 2012. In addition, cash provided by financing activities in the 2013 and 2012 periods was partially offset by $3.9 million and $1.4 million in excess tax benefits recorded for current year tax deductions related to employee stock plan activity. Cash used by financing activities in the 2013 and 2012 periods also include $1.3 million and $1.0 million of deferred financing fees paid in connection with the Amended Credit Agreement in 2013 and 2012, respectively.

Debt Covenants

Borrowing capacity is limited by various debt covenants in the Company's debt agreements. As of December 31, 2013, the most restrictive borrowing capacity covenant in any agreement requires the Company to maintain a maximum ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times for the four fiscal quarters then ending. The Company's debt agreements also contain other financial covenants that require the maintenance of a certain other debt ratio, Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times and a certain interest coverage ratio, Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of at least 4.25 times, at December 31, 2013. The Amended Credit Agreement also provided that in connection with certain permitted acquisitions with aggregate consideration in excess of $150.0 million, the Consolidated Senior Debt to EBITDA ratio and the Consolidated Total Debt to EBITDA ratio are permitted to increase to 3.50 times and 4.25 times, respectively, for a period of the four fiscal quarters ending after the closing of the acquisition. On October 31, 2013, the Company completed the acquisition of the Männer Business, a permitted transaction pursuant to the terms of the Amended Credit Agreement. Following is a reconciliation of Consolidated EBITDA, as defined, to the Company's net income (in millions):

2013
Net income	$270.5
Add back:
Interest expense	13.1
Income taxes	35.3
Depreciation and amortization	65.1
Income from discontinued operations, net of income taxes	(198.2)
Adjustment for non-cash stock based compensation	17.6
Adjustment for acquired businesses	30.9
Other adjustments	2.5
Consolidated EBITDA, as defined	$236.7

Consolidated Senior Debt, as defined, as of December 31, 2013	$492.5
Ratio of Consolidated Senior Debt to Consolidated EBITDA	2.08
Maximum	3.50
Consolidated Total Debt, as defined, as of December 31, 2013	$548.2
Ratio of Consolidated Total Debt to Consolidated EBITDA	2.32
Maximum	4.25
Consolidated Cash Interest Expense, as defined, as of December 31, 2013	$13.0
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	17.89
Minimum	4.25

The income from discontinued operations, net of income taxes, reflects income associated with BDNA (including gain on sale), partially offset by losses associated with BDE. The adjustment for acquired businesses reflects the unaudited pre-acquisition operations of the Männer Business for the ten-month period ended October 31, 2013. Other adjustments represent depreciation and amortization associated with the discontinued operations, amortization of the inventory step-up recorded in connection with the acquisition of the Männer Business, due diligence and transaction expenses as permitted under the Credit Agreement and net gains on the sale of assets. Consolidated Total Debt excludes the debt discount related to the 3.375% Convertible Notes. The Company's financial covenants are measured as of the end of each fiscal quarter. At December 31, 2013, additional borrowings of $457.6 million of Total Debt and $335.8 million of Senior Debt would have been allowed under the covenants. Senior Debt includes primarily the borrowings under the Credit Facility and the borrowings under the lines of credit. The Company's unused credit facilities at December 31, 2013 were $262.1 million.

Contractual Obligations and Commitments

At December 31, 2013, the Company had the following contractual obligations and commitments:

($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$548.2	$57.8	$1.6	$488.8	$—
Estimated interest payments under long-term obligations (2)	31.0	7.0	12.9	11.1	—
Operating lease obligations	20.3	8.6	7.2	1.6	2.9
Purchase obligations (3)	133.7	131.5	2.0	0.2	—
Expected pension contributions (4)	7.4	7.4	—	—	—
Expected benefit payments – other postretirement benefit plans (5)	38.8	4.7	8.4	8.4	17.3
Total	$779.4	$217.0	$32.1	$510.1	$20.2
________________________

(1)	Long-term debt obligations represent the required principal payments under such agreements and exclude the debt discount related to convertible notes.

(2)	Interest payments under long-term debt obligations have been estimated based on the borrowings outstanding and market interest rates as of December 31, 2013.

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

(5)
The amounts reflect anticipated future benefit payments under the Company’s various other postretirement benefit plans based on current actuarial assumptions. Expected benefit payments do not extend beyond 2023. See Note 11 of the Consolidated Financial Statements.

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

Inventory Valuation: Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable value. Loss provisions, if any, on aerospace contracts are established when estimable. Loss provisions are based on the projected excess of manufacturing costs over the net revenues of the products or group of related products under contract or purchase order. The Company carries a certain amount of inventory which includes certain parts related to specific engines within the aftermarket repair and overhaul business. The process for evaluating the value of excess and obsolete inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, access to applicable markets, quantities and prices at which such inventory will be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may necessitate future adjustments to these provisions.

Business Acquisitions, Indefinite-Lived Intangible Assets and Goodwill: Assets and liabilities acquired in a business combination are recorded at their estimated fair values at the acquisition date. At December 31, 2013, the Company had $649.7 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing annually or earlier if an event or change in circumstances indicates that the fair value of a reporting unit may have been reduced below its carrying value. Management completes its annual impairment assessments for goodwill and indefinite-lived intangible assets during the second and third quarters of each year, respectively. The Company uses the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment tests in accordance with the applicable accounting standards.

Under the qualitative goodwill assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, overall unit performance and events directly affecting a unit. If the Company determines that the two-step quantitative impairment test is required, management estimates the fair value of the reporting unit primarily using the income approach, which reflects management’s cash flow projections, and also evaluates the fair value using the market approach. Inherent in management’s development of cash flow projections are assumptions and estimates, including those related to future earnings and growth and the weighted average cost of capital. Based on the second quarter 2013 assessment, the estimated fair value of the Synventive reporting unit, which was acquired in August 2012, exceeded its carrying value and the estimated fair value of the remaining reporting units significantly exceeded their carrying values. There was no goodwill impairment at any reporting units in 2013. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company-specific and overall economic conditions. Management’s quantitative assessment during the second quarter of 2013 included a review of the potential impacts of current and projected market conditions from a market participant’s perspective on reporting units’ projected cash flows, growth rates and cost of capital to assess the likelihood of whether the fair value would be less than the carrying value. While management expects future operating improvements at certain reporting units to result from improving end-market conditions, new product introductions and further market penetration, there can be no assurance that such expectations will be met or that the fair value of the reporting units will continue to exceed their carrying values. If the fair values were to fall below the carrying values, a non-cash impairment charge to income from operations could result. Management also performed its annual impairment testing of its Synventive trade name, an indefinite-lived intangible asset, during the third quarter of 2013. There was no trade name impairment recognized in 2013.
Aerospace Aftermarket Programs: The Company participates in aftermarket RSPs under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program. As consideration, the Company has paid participation fees, which are recorded as intangible assets. The carrying value of these intangible assets is $229.5 million at December 31, 2013. The Company records amortization of the related asset as sales dollars are being earned based on a proportional sales dollar method. Specifically, this method amortizes each asset as a reduction to revenue based on the proportion of sales under a program in a given period to the estimated aggregate sales dollars over the life of that program which reflects the pattern in which economic benefits are realized.

The Company also entered into a CRP that provides for, among other items, the extension of contracts under which the Company currently provides certain aftermarket component repair services for the CF6 and LM engine programs and the right to sell these services directly to other customers as one of a few General Electric licensed suppliers. The Company has recorded the $26.6 million as consideration for these rights as an intangible asset that will be amortized as a reduction to sales over the remaining life of these engine programs. This method reflects the pattern in which the economic benefits of the CRP are realized.

The recoverability of each asset is subject to significant estimates about future revenues related to the program’s aftermarket parts and services. The Company evaluates these intangible assets for recoverability and updates amortization rates on an agreement by agreement basis for the RSP's and on an individual asset basis for the CRP. The assets are reviewed for recoverability periodically including whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Annually, the Company evaluates the remaining useful life of these assets to determine whether events and circumstances warrant a revision to the remaining periods of amortization. Management updates revenue projections, which includes comparing actual experience against projected revenue and industry projections. The potential exists that actual revenues will not meet expectations due to a change in market conditions, including, for example, the replacement of older engines with new, more fuel-efficient engines or the Company's ability to capture additional market share within the aftermarket business. A shortfall in future revenues may indicate a triggering event requiring a write down or further evaluation of the recoverability of the assets or require the Company to accelerate amortization expense prospectively dependent on the level of the shortfall. The Company has not identified any impairment of these assets. See Note 6 of the Consolidated Financial Statements.

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

	Target Asset Mix %	Annual Return %
		Historical (1)	Long- Term Projection
Asset class
Large cap growth	17	10.3	9.9
Large cap value	17	11.5	11.0
Mid cap equity	12	12.4	12.0
Small cap growth	7	7.8	7.3
Small cap value	7	11.5	11.4
Non-U.S. equity	10	9.9	8.4
Real estate-related	5	11.0	9.0
Fixed income	20	7.7	6.5
Cash	5	4.4	3.1
Weighted average		10.4	9.0
________________________

(1)	Historical returns based on the life of the respective index, approximately 30 years.

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

The discount rate used for the Company’s U.S. pension plans reflects the rate at which the pension benefits could be effectively settled. At December 31, 2013, the Company selected a discount rate of 5.20% based on a bond matching model for its U.S. pension plans. Market interest rates have increased in 2013 as compared with 2012 and, as a result, the discount rate used to measure pension liabilities increased from 4.25% at December 31, 2012. The discount rates for non-U.S. plans were selected based on bond matching models or on indices of high-quality bonds using criteria applicable to the respective countries.

A one-quarter percentage point change in the assumed long-term rate of return on the Company’s U.S. pension plans as of December 31, 2013 would impact the Company’s 2014 pre-tax income by approximately $0.9 million annually. A one-quarter percentage point decrease in the discount rate on the Company's U.S. pension plans as of December 31, 2013 would decrease the Company’s 2014 pre-tax income by approximately $1.2 million annually. The Company reviews these and other assumptions at least annually.

The Company recorded a $73.2 million non-cash after-tax increase in stockholders equity (through other non-owner changes to equity) to record the current year adjustments for changes in the funded status of its pension and postretirement benefit plans as required under accounting for defined benefit and other postretirement plans. This increase in stockholders equity resulted primarily from favorable variances between expected and actual returns on pension plan assets combined with gains related to changes in actuarial assumptions. During 2013, the fair value of the Company’s pension plan assets increased by $66.0 million and the projected benefit obligation decreased $42.6 million. The change in the projected benefit obligation included a $40.7 million (pre-tax) decrease due to actuarial gains that resulted primarily from the increase to the discount rate used to measure pension liabilities. Changes to other actuarial assumptions in 2013 did not have a material impact on our stockholders equity or projected benefit obligation. Actual pre-tax return on total pension plan assets was $81.0 million compared with an expected pre-tax return on pension assets of $33.1 million. Approximately $6.6 million and $6.8 million of pension plan asset increases and projected benefit obligation increases, respectively, relate to the transfer of the defined benefit pension plan of the acquired Männer Business. Pension expense for 2014 is expected to decrease from $12.1 million in 2013, of which $2.6 million is in discontinued operations to $1.8 million in 2014, primarily as a result of an decrease in the amortization of actuarial losses from previous asset performance, lower service expense following the sale of BDNA and the transfer of respective plan participants, and changes in certain actuarial assumptions, primarily a higher discount rate.

Income Taxes: As of December 31, 2013, the Company had recognized $20.5 million of deferred tax assets, net of valuation reserves. The realization of these benefits is dependent in part on the amount and timing of future taxable income in the jurisdictions where deferred tax assets reside. For those jurisdictions where the expiration date of tax loss carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided. Management believes that sufficient taxable income should be earned in the future to realize deferred income tax assets, net of valuation allowances recorded.

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

Recent Accounting Changes
In July 2013, the Financial Accounting Standards Board (FASB) issued guidance related to the financial statement presentation of an unrecognized tax benefit when certain tax losses or tax credit carryforwards exist. This guidance will require companies to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The provisions of the amended guidance will be effective for the Company beginning in the first quarter of 2014. The Company has evaluated the impact that this guidance will have on its consolidated financial statements and does not anticipate it to be significant.

EBITDA

Earnings before interest expense, income taxes, and depreciation and amortization (“EBITDA”) for 2013 was $504.7 million compared to $188.1 million in 2012. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes, and depreciation and amortization which the Company incurs in the normal course of business and in 2013 includes a pre-tax gain of $313.7 million on the sale of BDNA. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company’s operating performance. The Company’s definition of EBITDA may not be comparable with EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors. Accordingly, the calculation has limitations depending on its use.

Following is a reconciliation of EBITDA to the Company’s net income (in millions):

	2013	2012
Net income	$270.5	$95.2
Add back:
Interest expense	13.1	12.2
Income taxes	156.0	23.3
Depreciation and amortization	65.1	57.4
EBITDA	504.7 (1)	$188.1
_______________________

(1)	EBITDA of $504.7 million in 2013 includes a pre-tax gain of $313.7 million related to the sale of BDNA.

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

The Company’s long-term debt portfolio consists of fixed-rate and variable-rate instruments and is managed to reduce the overall cost of borrowing while also minimizing the effect of changes in interest rates on near-term earnings. The Company’s primary interest rate risk is derived from its outstanding variable-rate debt obligations. Financial instruments have been used by the Company to hedge its exposures to fluctuations in interest rates. In April 2012, the Company entered into five-year interest rate swap agreements transacted with three banks which together convert the interest on the first $100.0 million of borrowings under the Company’s Amended Credit Agreement from a variable rate plus the borrowing spread to a fixed rate of 1.03% plus the borrowing spread for the purpose of mitigating its exposure to variable interest rates. At December 31, 2013, the result of a hypothetical 100 basis point increase in the average cost of the Company’s variable-rate debt would have reduced annual pretax profit by $3.8 million.

At December 31, 2013, the fair value of the Company’s fixed-rate debt was $80.4 million, compared with its carrying amount of $59.2 million. The Company estimates that a 100 basis point decrease in market interest rates at December 31, 2013 would not materially impact the fair value of the Company’s fixed-rate debt.

The Company has manufacturing, sales and distribution facilities around the world and thus makes investments and conducts business transactions denominated in various currencies. The Company is exposed primarily to financial instruments denominated in currencies other than the functional currency at its international locations. A 10% adverse change in all currencies at December 31, 2013 would have resulted in a $0.2 million loss in the fair value of those financial instruments. At December 31, 2013, the Company held $70.9 million of cash and cash equivalents and €5.1 million ($7.0 million) of restricted cash held in escrow, the majority of which is held by foreign subsidiaries. This escrow includes cash proceeds from the sale of the BDE business, the majority of which was not in the local functional currency. The Company maintained forward currency contracts at December 31, 2013 to reduce the foreign currency exposure related to the proceeds.

Foreign currency commitments and transaction exposures are managed at the operating units as an integral part of their businesses in accordance with a corporate policy that addresses acceptable levels of foreign currency exposures. At December 31, 2013, the Company did not hedge its foreign currency net investment exposures.

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

The Company’s exposure to commodity price changes relates to certain manufacturing operations that utilize high-grade steel spring wire, stainless steel, titanium, Inconel, Hastelloys and other specialty metals. The Company attempts to manage its exposure to price increases through its procurement and sales practices.

Item 8. Financial Statements and Supplementary Data

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Net sales	$1,091,566	$928,780	$865,078
Cost of sales	738,170	655,653	615,331
Selling and administrative expenses	230,195	165,996	148,168
	968,365	821,649	763,499
Operating income	123,201	107,131	101,579
Interest expense	13,090	12,238	10,271
Other expense (income), net	2,537	2,631	333
Income from continuing operations before income taxes	107,574	92,262	90,975
Income taxes	35,253	12,432	16,020
Income from continuing operations	72,321	79,830	74,955
Income (loss) from discontinued operations, net of income taxes of $120,750, $10,831 and $10,460, respectively (Note 2)	198,206	15,419	(10,240)
Net income	$270,527	$95,249	$64,715
Per common share:
Basic:
Income from continuing operations	$1.34	$1.46	$1.36
Income (loss) from discontinued operations, net of income taxes	3.68	0.28	(0.19)
Net income	$5.02	$1.74	$1.17
Diluted:
Income from continuing operations	$1.31	$1.44	$1.34
Income (loss) from discontinued operations, net of income taxes	3.61	0.28	(0.18)
Net income	$4.92	$1.72	$1.16
Dividends	$0.42	$0.40	$0.34
Weighted average common shares outstanding:
Basic	53,860,308	54,626,453	55,214,586
Diluted	54,973,344	55,224,457	55,931,882

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
Net income	$270,527	$95,249	$64,715
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on hedging activities, net of tax (1)	(87)	(635)	381
Foreign currency translation adjustments, net of tax (2)	19,615	24,678	2,514
Defined benefit pension and other postretirement benefits, net of tax (3)	73,168	(15,741)	(41,355)
Total other comprehensive income (loss), net of tax	92,696	8,302	(38,460)
Total comprehensive income	$363,223	$103,551	$26,255

(1) Net of tax of $272, $(513) and $232 for the years ended December 31, 2013, 2012 and 2011, respectively.

(2) Net of tax of $439, $1,262 and $(296) for the years ended December 31, 2013, 2012 and 2011, respectively.

(3) Net of tax of $43,109, $(7,994) and $(25,605) for the years ended December 31, 2013, 2012 and 2011, respectively.

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$70,856	$86,356
Accounts receivable, less allowances (2013 – $3,438; 2012 – $2,858)	258,664	253,202
Inventories	211,246	226,220
Deferred income taxes	18,226	33,906
Prepaid expenses and other current assets	18,204	18,856
Total current assets	577,196	618,540
Deferred income taxes	2,314	29,961
Property, plant and equipment, net	302,558	233,097
Goodwill	649,697	579,905
Other intangible assets, net	534,293	383,972
Other assets	57,615	23,121
Total assets	$2,123,673	$1,868,596
Liabilities and Stockholders’ Equity
Current liabilities
Notes and overdrafts payable	$1,074	$3,795
Accounts payable	88,721	99,037
Accrued liabilities	154,514	96,364
Long-term debt – current	56,009	699
Total current liabilities	300,318	199,895
Long-term debt	490,341	642,119
Accrued retirement benefits	80,884	159,103
Deferred income taxes	94,506	48,707
Other liabilities	16,210	18,654
Commitments and contingencies (Note 20)
Stockholders’ equity
Common stock – par value $0.01 per share
Authorized: 150,000,000 shares
Issued: at par value (2013 – 60,306,128 shares; 2012 – 59,202,029 shares)	603	592
Additional paid-in capital	390,347	332,588
Treasury stock, at cost (2013 – 6,389,267 shares; 2012 – 4,999,556 shares)	(156,649)	(99,756)
Retained earnings	881,169	633,446
Accumulated other non-owner changes to equity	25,944	(66,752)
Total stockholders’ equity	1,141,414	800,118
Total liabilities and stockholders’ equity	$2,123,673	$1,868,596

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$270,527	$95,249	$64,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,052	57,360	58,904
Amortization of convertible debt discount	2,391	2,211	2,158
Gain on disposition of property, plant and equipment	(887)	(178)	(379)
Stock compensation expense	18,128	8,819	8,319
Withholding taxes paid on stock issuances	(2,090)	(1,150)	(1,124)
(Gain) loss on the sale of businesses	(313,708)	886	26,709
Changes in assets and liabilities, net of the effects of acquisitions/divestitures:
Accounts receivable	(23,764)	(4,160)	(24,707)
Inventories	2,079	5,404	(12,384)
Prepaid expenses and other current assets	(2,172)	(4,341)	59
Accounts payable	2,384	(5,493)	615
Accrued liabilities	(9,891)	(9,746)	10,645
Deferred income taxes	3,412	9,446	5,386
Long-term retirement benefits	(642)	(16,438)	(18,367)
Other	(729)	(1,492)	475
Net cash provided by operating activities	10,090	136,377	121,024
Investing activities:
Proceeds from disposition of property, plant and equipment	1,767	854	3,620
Proceeds from (payments for) the sale of businesses	538,942	(438)	22,492
Change (investment) in restricted cash	—	4,900	(11,664)
Capital expenditures	(57,304)	(37,787)	(37,082)
Business acquisitions, net of cash acquired	(307,264)	(296,560)	(3,495)
Component Repair Program payments	(16,639)	—	—
Other	(2,058)	(3,776)	(4,483)
Net cash provided (used) by investing activities	157,444	(332,807)	(30,612)
Financing activities:
Net change in other borrowings	(2,753)	(8,852)	7,168
Payments on long-term debt	(555,195)	(114,411)	(411,661)
Proceeds from the issuance of long-term debt	450,253	376,000	392,390
Premium paid on convertible debt redemption	—	—	(9,803)
Proceeds from the issuance of common stock	13,491	7,061	28,579
Common stock repurchases	(68,608)	(19,037)	(34,066)
Dividends paid	(22,422)	(21,662)	(18,629)
Excess tax benefit on stock awards	3,899	1,438	8,056
Other	(1,472)	(1,261)	(2,229)
Net cash (used) provided by financing activities	(182,807)	219,276	(40,195)
Effect of exchange rate changes on cash flows	(227)	1,005	(1,162)
(Decrease) increase in cash and cash equivalents	(15,500)	23,851	49,055
Cash and cash equivalents at beginning of year	86,356	62,505	13,450
Cash and cash equivalents at end of year	$70,856	$86,356	$62,505
 Supplemental Disclosure of Cash Flow Information:
Non-cash financing activities in 2013 included the issuance of 1,032,493 treasury shares ($36,695) in connection with the acquisition of the Männer Business. Non-cash investing activities in 2013 and 2012 include the acquisition of $10,000 of intangible assets, and the recognition of the corresponding liabilities, in connection with the Component Repair Program and the assumption of $45,537 of debt in connection with the acquisition of Synventive Molding Solutions, respectively.
 See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
January 1, 2011	56,518	$565	$278,287	2,691	$(44,379)	$514,240	$(36,594)	$712,119
Comprehensive income						64,715	(38,460)	26,255
Dividends paid						(18,629)		(18,629)
Common stock repurchases				1,509	(34,066)			(34,066)
Convertible debt redemption, net of tax			(5,238)					(5,238)
Employee stock plans	2,075	21	43,202	54	(1,124)	(140)		41,959
December 31, 2011	58,594	586	316,251	4,254	(79,569)	560,186	(75,054)	722,400
Comprehensive income						95,249	8,302	103,551
Dividends paid						(21,662)		(21,662)
Common stock repurchases				700	(19,037)			(19,037)
Employee stock plans	608	6	16,337	46	(1,150)	(327)		14,866
December 31, 2012	59,202	592	332,588	5,000	(99,756)	633,446	(66,752)	800,118
Comprehensive income						270,527	92,696	363,223
Dividends paid						(22,422)		(22,422)
Common stock repurchases				2,351	(68,608)			(68,608)
Männer Acquisition			22,890	(1,032)	13,805			36,695
Employee stock plans	1,104	11	34,869	70	(2,090)	(382)		32,408
December 31, 2013	60,306	$603	$390,347	6,389	$(156,649)	$881,169	$25,944	$1,141,414

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

     In the fourth quarter of 2013, the Company and two of its subsidiaries (collectively with the Company, the "Purchaser") completed the acquisition of the Männer Business (defined below) pursuant to the terms of the Share Purchase and Assignment Agreement dated September 30, 2013 ("Share Purchase Agreement") among the Purchaser, Otto Männer Holding AG, a German company based in Bahlingen, Germany (the "Seller"), and the three shareholders of the Seller ("the Männer Business”). The acquisition is being integrated into the Industrial segment. The results of the Männer Business, from the date of the acquisition on October 31, 2013, are included within the Company's Consolidated Financial Statements for the year ended December 31, 2013. See Note 3 of the Consolidated Financial Statements.

In the second quarter of 2013, the Company completed the sale of its Barnes Distribution North America business (“BDNA”) to MSC Industrial Direct Co., Inc. ("MSC"). The results of these operations are segregated and presented as discontinued operations in the Consolidated Financial Statements. See Note 2 of the Consolidated Financial Statements.

In the first quarter of 2013, the Company realigned its organizational structure by aligning its strategic business units into two reportable segments: Industrial and Aerospace. See Note 19.

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

During the fourth quarter of 2011, the Company completed the sale of its Barnes Distribution Europe businesses (the "BDE" business). The BDE business was comprised of the Company's European KENT, Toolcom and BD France distribution businesses that were reported within the Company's former Distribution segment (formerly referred to as the Logistics and Manufacturing Services segment at the time of sale). The results of these operations are segregated and presented as discontinued operations in the Consolidated Financial Statements. See Note 2 of the Consolidated Financial Statements.

All previously reported financial information has been adjusted on a retrospective basis to reflect the discontinued operations of BDNA and the BDE business and the segment realignment for all years presented.

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

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and cash equivalents: Cash in excess of operating requirements is invested in short-term, highly liquid, income-producing investments. All highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents. Cash equivalents are carried at cost which approximates fair value.

Inventories: Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market. Loss provisions, if any, on aerospace contracts are established when estimable. Loss provisions are based on the projected excess of manufacturing costs over the net revenues of the products or group of related products under contract or purchase order.

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

Goodwill: Goodwill represents the excess purchase cost over the fair value of net assets of companies acquired in business combinations. Goodwill is considered an indefinite-lived asset. Goodwill is subject to impairment testing in accordance with accounting standards governing such on an annual basis, in the second quarter, or more frequently if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Based on the assessments performed during 2013, there was no goodwill impairment.

Aerospace Aftermarket Programs: The Company participates in aftermarket RSPs under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program. As consideration, the Company has paid participation fees, which are recorded as long-lived intangible assets. The Company records amortization of the related intangible asset as sales dollars are being earned based on a proportional sales dollar method. Specifically, this method amortizes each asset as a reduction to revenue based on the proportion of sales under a program in a given period to the estimated aggregate sales dollars over the life of that program.

The Company also entered into a Component Repair Program ("CRP") that provides for, among other items, the extension of contracts under which the Company currently provides certain aftermarket component repair services for the CF6 and LM engine programs and the right to sell these services directly to other customers as one of a few General Electric licensed suppliers. The Company has recorded the consideration for these rights ("CRP Payment") as an intangible asset that will be amortized as a reduction to sales over the remaining life of these engine programs. This method reflects the pattern in which the economic benefits of the RSPs and the CRP are realized.

The recoverability of each asset is subject to significant estimates about future revenues related to the program’s aftermarket parts and services. The Company evaluates these intangible assets for recoverability and updates amortization rates on an agreement by agreement basis for the RSP's and on an individual asset basis for the CRP. The assets are reviewed for recoverability periodically including whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Annually, the Company evaluates the remaining useful life of these assets to determine whether events and circumstances warrant a revision to the remaining periods of amortization. Management updates revenue projections, which includes comparing actual experience against projected revenue and industry projections. The potential exists that actual revenues will not meet expectations due to a change in market conditions including, for example, the replacement of older engines with new, more fuel-efficient engines or the Company's ability to capture additional market share within the Aftermarket business. A shortfall in future revenues may indicate a triggering event requiring a write down or further evaluation of the recoverability of the assets or require the Company to accelerate amortization expense prospectively dependent on the level of the shortfall. The Company has not identified any impairment of these assets.

Other Intangible Assets: Other intangible assets consist primarily of the Aerospace Aftermarket Programs, as discussed above, customer relationships, tradenames, patents and proprietary technology. These intangible assets, with the exception of tradenames, have finite lives and are amortized over the periods in which they provide benefit. The Company assesses the impairment of long-lived assets, including identifiable intangible assets subject to amortization, whenever significant events or significant changes in circumstances indicate the carrying value may not be recoverable. Tradenames, intangible assets with indefinite lives, are subject to impairment testing in accordance with accounting standards governing such on an annual basis, in the third quarter, or more frequently if an event or change in circumstances indicates that the fair value of a reporting unit has

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

been reduced below its carrying value. Based on the assessment performed during 2013, there were no impairments of other intangible assets. See Note 6 of the Consolidated Financial Statements.

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

Foreign currency: Assets and liabilities of international operations are translated at year-end rates of exchange; revenues and expenses are translated at average rates of exchange. The resulting translation gains or losses are reflected in accumulated other non-owner changes to equity within stockholders’ equity. A net foreign currency transaction gain of $945 in 2013, and losses of $2,144 and $224 in 2012 and 2011, respectively, were included in other expense (income), net in the Consolidated Statements of Income.

2. Discontinued Operations

Barnes Distribution North America

On April 22, 2013, the Company completed the sale of BDNA to MSC pursuant to the terms of the APA between the Company and MSC. The total cash consideration received for BDNA through December 31, 2013 was $538,942, net of transaction costs and closing adjustments paid. The net after-tax proceeds were $420,190 after consideration of certain post closing adjustments, transaction costs and income taxes. The Company made estimated income tax payments of $130,004 related to the gain on sale during 2013 and has recorded an income tax receivable of $12,608 in the Consolidated Balance Sheet as of December 31, 2013.

Barnes Distribution Europe

On December 30, 2011, the Company sold substantially all of the assets of its BDE business to Berner SE (the "Purchaser") in a cash transaction pursuant to the terms of a Share and Asset Purchase Agreement ("SPA") among the Company, the Purchaser, and their respective relevant subsidiaries dated November 17, 2011. The Company received gross proceeds of $33,358, which represents the initial stated purchase price, and yielded net cash proceeds of $22,492 after consideration of cash sold, transaction costs paid and closing adjustments. The final amount of proceeds from the sale of the BDE business was subject to post-closing adjustments that were reflected in discontinued operations in periods subsequent to the disposition. The income from operations of discontinued businesses for 2013 includes a final settlement of a retained liability related to BDE.

In the fourth quarter of 2011, upon approval of the sale of the BDE business by the Company's Board of Directors, the Company classified the business as “held for sale”. As a result, the Company allocated $17,200 of goodwill to the BDE business based on the relative fair values of those businesses within the Barnes Distribution reporting unit that were sold and retained, and evaluated goodwill for impairment based on this allocation. The Company recorded a goodwill impairment charge of $16,800 and transaction and employee transaction related costs of $8,248 that are included in the loss on the sale of the BDE business in 2011.

As required by the terms of the SPA, the Company was required to place €9,000 of the proceeds in escrow to be used for any settlement of general representation and warranty claims. Absent a breach of warranty claim, the funds would be released from escrow on August 31, 2012 unless there were any then pending claims. Cash related to a pending claim would remain in escrow until a final determination of the claim had been made. On August 17, 2012, the Purchaser provided a notice of breach of various warranties to the Company.  The Company rejected the Purchaser's notice and demanded release of the full escrow effective August 31, 2012.  The Purchaser refused to release the full escrow, and only €3,900 plus interest was released whereas €5,100 ($7,038 at December 31, 2013) plus interest remains in escrow. The Company objected to the retention of the escrow and expects to prevail in this matter. The Company has recorded the restricted cash in other assets at December 31, 2013 and 2012.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The below amounts related to the BDE business and BDNA were derived from historical financial information. The amounts have been segregated from continuing operations and reported as discontinued operations within the consolidated financial statements. In 2013, the Company recorded a net after-tax gain of $195,317 on the sale of BDNA, net of transaction-related costs of $9,749, whereas pre-tax income from the discontinued operations at BDNA was $6,345. In 2012, the Company recorded income of $15,419 from discontinued operations which included $29,384 of pre-tax income provided by the operations of BDNA, partially offset by the adjustment of a retained liability related to BDE, $10,831 of tax expense and a $886 pre-tax loss on transaction. In 2011, a $10,240 loss from discontinued operations included pre-tax income of $26,929 primarily from the operations of BDNA, more then offset by a $26,709 pre-tax loss on transaction and $10,460 of net tax expense. The 2011 loss on transaction related to the sale of the BDE business included a $16,800 goodwill impairment charge and $8,248 of transaction and employee transaction related costs.

	2013	2012	2011
Net sales	$93,173	$301,179	$415,382
Income before income taxes	5,248	27,136	26,929
Income tax expense	2,359	10,918	11,041
Income from operations of discontinued businesses, net of income taxes	2,889	16,218	15,888

Gain (loss) on transaction	313,708	(886)	(26,709)
Income tax expense (benefit) on sale	118,391	(87)	(581)
Gain (loss) on the sale of businesses, net of income taxes	195,317	(799)	(26,128)

Income (loss) from discontinued operations, net of income taxes	$198,206	$15,419	$(10,240)

3. Acquisitions

During 2013 and 2012, the Company acquired the Männer and Synventive businesses, respectively. The results of operations of these acquired businesses have been included in the consolidated results from the respective acquisition dates. The purchase prices for these acquisitions have been allocated to tangible and intangible assets and liabilities of the businesses based upon estimates of their respective fair values.
In August 2012, the Company completed the acquisition of Synventive by acquiring all of the issued and outstanding shares of capital stock of Synventive Acquisition Inc., a Delaware corporation. Synventive is a leading designer and manufacturer of highly engineered and customized hot runner systems and components which serve as the enabling technology for many complex injection molding applications and are standard in industries that require premium product aesthetics and performance. This business, which has been integrated into our Industrial segment, enhances the Company's core manufacturing capabilities, adds innovative products and services and is expected to expand the Company's global marketplace presence. The Company acquired Synventive for an aggregate purchase price of $351,463, consisting of $305,926 in cash (including cash acquired of $9,366) and the assumption of $45,537 of debt. Immediately following the completion of the acquisition, the Company paid $45,156 of the assumed debt, primarily using cash on hand. The remaining purchase price was financed primarily with borrowings under the Company's revolving credit facility.
In October 2013, the Company completed the acquisition of the Männer Business, a German company based in Bahlingen, Germany. The Männer Business is a leader in the development and manufacture of high precision molds, valve gate hot runner systems, and system solutions for the medical/pharmaceutical, packaging, and personal care/health care industries. The Männer Business, which is being integrated into the Industrial segment, includes manufacturing locations in Germany, Switzerland and the United States, and sales and service offices in Europe, the United States, Hong Kong/China and Japan. The Company acquired all the shares of capital stock of the Männer Business for an aggregate purchase price of €280,742 ($380,673) which was paid through a combination of €253,242 in cash ($343,978) and 1,032,493 shares of the Company's common stock (valued at €27,500 pursuant to the Share Purchase Agreement and $36,695 based upon market value at close).  The purchase price includes preliminary adjustments under the terms of the Share Purchase Agreement, including approximately €27,030 related to cash acquired ($36,714), and is subject to post closing adjustments.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company incurred $3,642 and $2,377 of acquisition-related costs during the years ended December 31, 2013 and 2012 related to the Männer and Synventive acquisitions, respectively. These costs include due diligence costs and transaction costs to complete the acquisitions, and have been recognized in the Company's Consolidated Statements of Income as selling and administrative expenses.
The operating results of Synventive have been included in the Consolidated Statements of Income for the period ended December 31, 2012, since the August 27, 2012 date of acquisition. The Company reported $60,070 in net sales and operating profit of $1,892 from Synventive, included within the Industrial segment's operating profit, inclusive of $5,899 of short-term purchase accounting adjustments and transaction costs, for the period from the acquisition date through December 31, 2012. The operating results of Synventive during 2013 have been included in the Consolidated Statements of Income for the year ended December 31, 2013.
The operating results of the Männer Business have been included in the Consolidated Statements of Income for the period ended December 31, 2013, since the October 31, 2013 date of acquisition. The Company reported $18,894 in net sales and an operating loss of $2,817 from the Männer Business, included within the Industrial segment's operating profit, inclusive of $7,279 of short-term purchase accounting adjustments and transaction costs, for the year ended December 31, 2013.
The following table summarizes the fair values of the assets acquired, net of cash acquired, and liabilities assumed at the October 31, 2013 date of acquisition for the Männer Business and the August 27, 2012 acquisition date for Synventive. Fair values are inclusive of purchase price adjustments that were made subsequent to the respective acquisition dates:

	Synventive	Männer Business
Accounts Receivable	$43,270	$15,329
Inventories	13,392	32,908
Other current assets	3,988	423
Property, plant and equipment	16,000	63,411
Other noncurrent assets	2,841	—
Other intangible assets (Note 6)	126,600	146,600
Goodwill (Note 6)	203,656	189,486
Total assets acquired	409,747	448,157

Current liabilities	(25,230)	(57,943)
Other liabilities	(4,130)	(566)
Deferred income taxes	(38,290)	(42,495)
Debt assumed	(45,537)	(3,194)
Total liabilities assumed	(113,187)	(104,198)
Net assets acquired	$296,560	$343,959

The final purchase price allocation related to Synventive reflects post-closing adjustments pursuant to the terms of the Stock Purchase Agreement. The final purchase price allocation for the Manner Business remains subject to post-closing adjustments pursuant to the terms of the Share Purchase Agreement.
The following table reflects the unaudited pro forma operating results of the Company for the years ended December 31, 2013, 2012 and 2011, which give effect to the acquisition of the Männer Business as if it had occurred on January 1, 2012 and the acquisition of Synventive as if it had occurred on January 1, 2011. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions been effective on January 1, 2012 and 2011, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and the two acquired businesses adjusted for certain items including depreciation and amortization expense associated with the assets acquired and the Company’s expense related to financing arrangements, with the related tax effects. The pro forma information does not include the effects of any synergies or cost reduction initiatives related to the acquisitions.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	(Unaudited Pro Forma)
	2013	2012	2011
Net sales	$1,191,109	$1,137,437	$1,012,672
Income from continuing operations	92,343	88,023	63,380
Net income	$290,549	$103,442	$53,140

Per common share:
Basic:
Income from continuing operations	$1.69	$1.58	$1.15
Net income	$5.31	$1.86	$0.96
Diluted:
Income from continuing operations	$1.65	$1.56	$1.13
Net income	$5.20	$1.84	$0.95

For the Männer Business, pro forma earnings during the year ended December 31, 2013 were adjusted to exclude non-recurring items including acquisition-related costs and expenses related to fair value adjustments to inventory and acquired backlog. Pro forma earnings in 2012 were adjusted to include these items, with acquisition-related costs of $3,642 and expenses of $9,130 and $6,600 related to adjustments to inventory and acquired backlog, respectively.

For Synventive, pro forma earnings during the year ended December 31, 2012 were adjusted to exclude non-recurring items including acquisition-related costs related to fair value adjustments to inventory and acquired backlog. Pro forma earnings in 2011 were adjusted to include these items, with acquisition-related costs of $11,776 ($2,377 incurred by the Company and $9,399 incurred by Synventive at closing) and expenses of $3,765 and $1,222 related to the fair value adjustments to inventory and acquired backlog, respectively.

4. Inventories

Inventories at December 31 consisted of:

	2013	2012
Finished goods	$85,033	$126,139
Work-in-process	71,982	56,186
Raw materials and supplies	54,231	43,895
	$211,246	$226,220

5. Property, Plant and Equipment

Property, plant and equipment at December 31 consisted of:

	2013	2012
Land	$21,935	$15,260
Buildings	154,938	127,117
Machinery and equipment	509,664	492,087
	686,537	634,464
Less accumulated depreciation	(383,979)	(401,367)
	$302,558	$233,097

Depreciation expense was $34,419, $34,218 and $36,772 during 2013, 2012 and 2011, respectively.

6. Goodwill and Other Intangible Assets

Goodwill: The following table sets forth the change in the carrying amount of goodwill for each reportable segment and the Company:

	Industrial	Aerospace	Other	Total Company
January 1, 2012	$200,636	$30,786	$134,682	$366,104
Goodwill acquired	201,029	—	—	201,029
Foreign currency translation	12,579	—	193	12,772
December 31, 2012	414,244	30,786	134,875	579,905
Goodwill acquired	189,486	—	—	189,486
Divestiture	—	—	(134,704)	(134,704)
Purchase accounting adjustment	2,627	—	—	2,627
Foreign currency translation	12,554	—	(171)	12,383
December 31, 2013	$618,911	$30,786	$—	$649,697

Of the $649,697 of goodwill at December 31, 2013, $43,860 represents the original tax deductible basis.

In 2013, the changes recorded at Industrial include $2,627 of final purchase accounting adjustments from the acquisition of Synventive and $189,486 of goodwill resulting from the acquisition of the Männer Business. The amount allocated to goodwill reflects the benefits that the Company expects to realize from increased global market access and the assembled workforce of the Männer Business. None of the recognized goodwill from the Männer Business is expected to be deductible for income tax purposes.
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
In 2012, the changes recorded at Industrial include $201,029 of initially recognized goodwill resulting from the acquisition of Synventive. The amount allocated to Goodwill is reflective of the benefits the Company expects to realize from the entrance into a new business platform, increased global market access and Synventive's assembled workforce. None of the recognized goodwill is expected to be deductible for income tax purposes.
Other Intangible Assets: Other intangible assets at December 31 consisted of:

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		2013		2012
	Range of Life-Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue Sharing Programs	Up to 30	$293,700	$(64,220)	$293,700	$(54,638)
Component Repair Program	Up to 15	26,639	—	—	—
Customer lists/relationships	10-16	183,406	(18,293)	102,806	(21,727)
Patents and technology	7-14	62,972	(14,210)	41,972	(7,758)
Trademarks/trade names	5-30	11,950	(7,628)	12,750	(7,497)
Other	Up to 15	19,292	(9,868)	12,692	(6,927)
		597,959	(114,219)	463,920	(98,547)
Unamortized intangible asset
Trade names		36,900	—	10,000	—

Foreign currency translation		$13,653	$—	$8,599	$—
Other intangible assets		648,512	(114,219)	482,519	(98,547)

On December 30, 2013, the Company entered into the CRP with its customer, General Electric. The CRP provides for, among other items, the extension of contracts under which the Company currently provides certain aftermarket component repair services for the CF6 and LM engine programs and the right to sell these services directly to other customers as one of a few General Electric licensed suppliers. As consideration for these rights, the Company agreed to pay $26,639. The Company has paid $16,639 in the fourth quarter of 2013 and $10,000 is expected to be paid in 2014. The amortization of the CRP will be recognized as a reduction to sales over the remaining life of the applicable engine programs.
In connection with the acquisition of the Männer Business in October 2013, the Company recorded intangible assets of $146,600, which includes $92,100 of customer relationships, $21,000 of patents and technology, $6,600 of customer backlog and $26,900 of an indefinite life Männer Business trade name. The weighted-average useful lives of the acquired assets were 16 years, 10 years, and less than one year, respectively.
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
Amortization of intangible assets for the years ended December 31, 2013, 2012 and 2011 was $27,973, $18,605 and $16,907, respectively. Estimated amortization of intangible assets for future periods is as follows: 2014 - $39,000; 2015 - $34,000; 2016 - $34,000; 2017 - $34,000 and 2018 - $35,000.

The Company has entered into a number of aftermarket RSP agreements each of which is with General Electric. See Note 1 of the Consolidated Financial Statements for a further discussion of these Revenue Sharing Programs. As of December 31, 2013, the Company has made all required participation fee payments under the aftermarket RSP agreements.

7. Accrued Liabilities

Accrued liabilities at December 31 consisted of:

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2013	2012
Payroll and other compensation	$37,640	$35,008
Deferred revenue	23,424	1,710
Payable to Otto Männer Holding AG	20,001	—
Pension and other postretirement benefits	8,225	8,184
Accrued income taxes	13,593	5,573
Other	51,631	45,889
	$154,514	$96,364

The payable to Otto Männer Holding AG relates to an assumed liability to the seller in connection with the acquisition of the Männer Business.

8. Debt and Commitments

Long-term debt and notes and overdrafts payable at December 31 consisted of:

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.375% Convertible Notes	$55,636	$76,569	$55,636	$57,977
Unamortized debt discount – 3.375% Convertible Notes	(731)	—	(3,122)	—
Revolving credit agreement	487,920	482,431	589,200	599,172
Borrowings under lines of credit and overdrafts	1,074	1,074	3,380	3,380
Other foreign bank borrowings	405	410	945	947
Capital leases	3,120	3,402	159	159
Other	—	—	415	415
	547,424	563,886	646,613	662,050
Less current maturities	(57,083)		(4,494)
Long-term debt	$490,341		$642,119

The Company’s long-term debt portfolio consists of fixed-rate and variable-rate instruments and is managed to reduce the overall cost of borrowing and to mitigate fluctuations in interest rates. Among other things, interest rate fluctuations impact the market value of the Company’s fixed-rate debt and fluctuations in the Company’s stock price impact the market value of its convertible notes.

In 2007, the Company sold $100,000 of 3.375% Senior Subordinated Convertible Notes due in March 2027 with interest payable semi-annually on March 1 and September 1 of each year commencing on September 1, 2007. During 2009, the Company repurchased $44,364 par value of these notes. The 3.375% Convertible Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company. These notes are subject to redemption at their par value at any time, at the option of the Company, on or after March 20, 2014. Additionally, these notes may be converted into a combination of cash and common stock of the Company at a conversion value equal to 35.3235 shares per note, equivalent to a conversion price of approximately $28.31 per share of common stock upon meeting certain conditions provided in the respective indenture agreement including (i) the closing stock price for 20 of the last 30 trading days in a quarter is greater than or equal to 130% of the conversion price or (ii) the note holders may require the Company to redeem some or all of the Notes on March 15th of 2014, 2017 and 2022. As such, the balance of these Notes of $54,905 ($55,636 par value) and the related deferred tax balances, classified as long-term at December 31, 2012, have been classified as current in the accompanying balance sheet as of December 31, 2013. The first $1 of the conversion value of each note would be paid in cash and the additional conversion value, if any, would be paid in cash or common stock, at the option of the Company.

During 2013 and 2012, the 3.375% Convertible Notes were not eligible for conversion. Additionally, the 3.375% Convertible Notes are not eligible for conversion from January 1, 2014 through March 31, 2014, except on March 15th of 2014, as noted above. The fair value of the notes was determined using quoted market prices (inactively traded) that represent Level 2 observable inputs.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth balance sheet information regarding the Company’s convertible notes at December 31:

	2013	2012
3.375% Convertible Notes:
Carrying value of equity component, net of tax	$10,772	$10,772
Principal value of liability component	$55,636	$55,636
Unamortized debt discount	(731)	(3,122)
Net carrying value of liability component	$54,905	$52,514

As of December 31, 2013, the remaining unamortized debt discount on the 3.375% Convertible Notes will be amortized over a remaining period of 3 months. The effective interest rate on the liability component is 8.00%.

The following table sets forth the components of interest expense for the Company’s convertible notes for the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
Interest expense – 3.375% coupon	$1,878	$1,878	$1,878
Interest expense – 3.375% debt discount amortization	2,391	2,211	2,044
Interest expense – 3.75% coupon	—	—	1,225
Interest expense – 3.75% debt discount amortization	—	—	114
	$4,269	$4,089	$5,261

In September 2011, the Company entered into an amended and restated revolving credit agreement (the "Amended Credit Agreement" or "Amended Credit Facility") with Bank of America, N.A. as the administrative agent. The Amended Credit Agreement increased the borrowing availability of the Amended Credit Facility from $400,000 to $500,000 and extended the expiration date of the Amended Credit Facility by four years from September 2012 to September 2016. In July 2012, the Company executed a $250,000 accordion feature that was available under the Amended Credit Agreement increasing the available amount under the Amended Credit Facility to $750,000. In September 2013, the Company entered into a Second Amendment to its revolving credit agreement ("Second Amendment") and retained Bank of America, N.A. as Administrative Agent for the lenders. The Second Amendment extends the maturity date of the debt facility by two years from September 2016 to September 2018 and includes an option to extend the maturity date for an additional year, subject to certain conditions. The Second Amendment also adds a new foreign subsidiary borrower in Germany, Barnes Group Acquisition GmbH, maintains the borrowing availability of the Company at $750,000 and adds an accordion feature to increase this amount to $1,000,000. The Company may exercise the accordion feature upon request to the Administrative Agent as long as an event of default has not occurred or is continuing. The borrowing availability of $750,000, pursuant to the terms of the Second Amendment, allows for Euro-denominated borrowings equivalent to $500,000. Euro-denominated borrowings are subject to foreign currency translation adjustments that are included within accumulated other non-owner changes to equity. Borrowings under the Amended Credit Agreement continue to bear interest at LIBOR plus a spread ranging from 1.10% to 1.70% depending on the Company's leverage ratio at the time of the borrowing. The Company paid fees and expenses of $1,261, $1,030 and $2,012 in conjunction with executing the Second Amendment in 2013, the execution of the accordion feature in 2012 and the refinancing of the Amended Credit Agreement in 2011, respectively. Such fees will be deferred and amortized into interest expense on the accompanying Consolidated Statements of Income through its maturity.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2013, borrowings and availability under the Amended Credit Agreement were $487,920 and $262,080, respectively. Borrowings included Euro-denominated borrowings of €114,000 ($157,320 at December 31, 2013). The interest rate on these borrowings was 1.36% and 1.97% on December 31, 2013 and 2012, respectively. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings are valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

The Company's borrowing capacity remains limited by various debt covenants in the Amended Credit Agreement, certain of which have been amended in September 2013. The Amended Credit Agreement requires the Company to maintain a ratio of Consolidated Senior Debt, as defined in the Second Amendment, to Consolidated EBITDA, as defined, of not more than 3.25 times at the end of each fiscal quarter, a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times at the end of each fiscal quarter, and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25 times at the end of each fiscal quarter. The Second Amendment also provides that in connection with certain permitted acquisitions with aggregate consideration in excess of $150,000, the Consolidated Senior Debt to EBITDA ratio and the Consolidated Total Debt to EBITDA ratio are permitted to increase to 3.50 times and 4.25 times, respectively, for a period of the four fiscal quarters ending after the closing of the acquisition. At December 31, 2013, the Company was in compliance with all covenants under the Amended Credit Agreement and continues to monitor its future compliance based on current and future economic conditions.

In addition, the Company has available approximately $15,000 in uncommitted short-term bank credit lines ("Credit Lines") of which $1,000 was borrowed at December 31, 2013 at an interest rate of 2.13% and $2,800 was borrowed at December 31, 2012 at an interest rate of 2.16%. The Company had also borrowed $74 and $580 under overdraft facilities at December 31, 2013 and 2012, respectively. Repayments under the Credit Lines are due within seven days after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company also has other foreign bank borrowings. The fair value of the foreign bank borrowings are based on observable Level 2 inputs. These instruments are valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

The Company holds capital leases within the Männer Business that was acquired on October 31, 2013. The fair value of the capital leases are based on observable Level 2 inputs. These instruments are valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

Other debt consists primarily of bank acceptances which are used to pay certain vendors. Bank acceptances represent financial instruments accepted by certain Chinese vendors in lieu of cash paid on payables, generally range from three to six months in maturity and are guaranteed by banks. The fair values of the bank acceptances are based on observable Level 2 inputs and their carrying amounts approximate fair value due to their short maturities.

Long-term debt and notes payable, excluding the unamortized debt discount related to the Convertible Notes, are payable as follows: $57,814 in 2014, $750 in 2015, $806 in 2016, $865 in 2017, $487,920 in 2018 and $0 thereafter. The 3.375% Convertible Notes are included in 2014 according to their first put date.

In addition, the Company had outstanding letters of credit totaling $6,799 at December 31, 2013.

Interest paid was $11,636, $9,512 and $11,038 in 2013, 2012 and 2011, respectively. Interest capitalized was $247, $195 and $106 in 2013, 2012 and 2011, respectively, and is being depreciated over the lives of the related fixed assets.

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

Financial instruments have been used by the Company to hedge its exposures to fluctuations in interest rates. The Company previously had two, three-year interest rate swap agreements which together converted the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 2.947% plus the borrowing spread and were accounted for as cash flow hedges. These agreements matured in the first

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarter of 2011. In April 2012, the Company entered into five-year interest rate swap agreements transacted with three banks which together convert the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.03% plus the borrowing spread. These interest rate swap agreements were accounted for as cash flow hedges and remained in place at December 31, 2013.

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

The Company does not use derivatives for speculative or trading purposes or to manage commodity exposures.

The following table sets forth the fair value amounts of derivative instruments held by the Company as of December 31.

	2013		2012
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(370)	$—	$(1,818)
Foreign exchange contracts	—	(318)	945	—
	—	(688)	945	(1,818)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	543	(67)	2,370	(152)
Total derivatives	$543	$(755)	$3,315	$(1,970)

Asset derivatives are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Liability derivatives related to interest rate contracts and foreign exchange contracts are recorded in other liabilities and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

The following table sets forth the gain (loss) recorded in accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2013 and 2012 for derivatives held by the Company and designated as hedging instruments.

	2013	2012
Cash flow hedges:
Interest rate contracts	$898	$(1,128)
Foreign exchange contracts	(985)	493
	$(87)	$(635)

Amounts included within accumulated other comprehensive income (loss) that were reclassified to expense during the year ended December 31, 2013 and 2012 related to the interest rate swaps resulted in a fixed rate of interest of 1.03% plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings. The amounts reclassified for the foreign exchange contracts were not material. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the years ended December 31, 2013 and 2012.

The following table sets forth the gain (loss) recorded in other expense (income), net in the consolidated statements of income for the years ended December 31, 2013 and 2012 for non-designated derivatives held by the Company. Such gains (losses) were substantially offset by (losses)/gains recorded on the underlying hedged asset or liability.

	2013	2012
Foreign exchange contracts	$(739)	$3,462

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Level 3	Unobservable inputs for the asset or liability.

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis as of December 31, 2013 and 2012:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
December 31, 2013
Asset derivatives	$543	$—	$543	$—
Liability derivatives	(755)	—	(755)	—
Bank acceptances	6,461	—	6,461	—
Rabbi trust assets	1,975	1,975	—	—
	$8,224	$1,975	$6,249	$—
December 31, 2012
Asset derivatives	$3,315	$—	$3,315	$—
Liability derivatives	(1,970)	—	(1,970)	—
Bank acceptances	3,441	—	3,441	—
Rabbi trust assets	1,831	1,831	—	—
	$6,617	$1,831	$4,786	$—

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

11. Pension and Other Postretirement Benefits

The accounting standards related to employers’ accounting for defined benefit pension and other postretirement plans requires the Company to recognize the funded status of its defined benefit postretirement plans as assets or liabilities in the accompanying consolidated balance sheets and to recognize changes in the funded status of the plans in comprehensive income.

The Company has various defined contribution plans, the largest of which is its Retirement Savings Plan. Most U.S. salaried and non-union hourly employees are eligible to participate in this plan. See Note 16 for further discussion of the Retirement Savings Plan. The Company also maintains various defined contribution plans which cover certain other employees. Company contributions under these plans are based primarily on the performance of the business units and

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employee compensation. Contribution expense under these other defined contribution plans was $4,780, $5,319 and $5,106 in 2013, 2012 and 2011, respectively.

Defined benefit pension plans in the U.S. cover a majority of the Company’s U.S. employees at the Associated Spring business of Industrial, the Company’s Corporate Office and certain other U.S. employees at the businesses within the former Distribution segment. Plan benefits for salaried and non-union hourly employees are based on years of service and average salary. Plans covering union hourly employees provide benefits based on years of service. In 2012, the Company closed the U.S. salaried defined benefit pension plan (the "U.S. Salaried Plan") to employees hired on or after January 1, 2013, with no impact to the benefits of existing participants. Certain salaried employees hired on or after January 1, 2013 will be eligible to receive, in place of pensionable benefits under the closed U.S. Salaried Plan, contributions under a Retirement Contribution Plan. The Company funds U.S. pension costs in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Non-U.S. defined benefit pension plans cover certain employees of certain international locations in Europe and Canada.

The Company provides other medical, dental and life insurance postretirement benefits for certain of its retired employees in the U.S. and Canada. It is the Company’s practice to fund these benefits as incurred.

The accompanying balance sheets reflect the funded status of the Company’s defined benefit pension plans at December 31, 2013 and 2012, respectively. Reconciliations of the obligations and funded status of the plans follow:

	2013			2012
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Benefit obligation, January 1	$423,547	$72,769	$496,316	$377,982	$63,444	$441,426
Service cost	5,403	778	6,181	5,860	670	6,530
Interest cost	17,571	2,541	20,112	18,800	2,824	21,624
Amendments	—	—	—	158	—	158
Actuarial (gain) loss	(40,734)	31	(40,703)	43,155	4,820	47,975
Benefits paid	(23,348)	(4,712)	(28,060)	(22,408)	(3,740)	(26,148)
Transfers in	—	6,786	6,786	—	2,588	2,588
Plan curtailments	(8,715)	—	(8,715)	—	—	—
Plan settlements	—	—	—	—	(769)	(769)
Special termination benefit	1,016	—	1,016	—	—	—
Participant contributions	—	545	545	—	469	469
Foreign exchange rate changes	—	244	244	—	2,463	2,463
Benefit obligation, December 31	374,740	78,982	453,722	423,547	72,769	496,316
Fair value of plan assets, January 1	323,711	63,842	387,553	283,538	56,832	340,370
Actual return on plan assets	74,622	6,357	80,979	42,755	4,158	46,913
Company contributions	4,074	1,910	5,984	19,826	2,591	22,417
Participant contributions	—	545	545	—	469	469
Benefits paid	(23,348)	(4,712)	(28,060)	(22,408)	(3,740)	(26,148)
Plan settlements	—	—	—	—	(769)	(769)
Transfers in	—	6,627	6,627		2,086	2,086
Foreign exchange rate changes	—	(50)	(50)	—	2,215	2,215
Fair value of plan assets, December 31	379,059	74,519	453,578	323,711	63,842	387,553
Funded/(underfunded) status, December 31	$4,319	$(4,463)	$(144)	$(99,836)	$(8,927)	$(108,763)

In 2013 and 2012, "transfers in" relate to the defined benefit pension plans associated with the acquisitions of the Männer Business and Synventive, respectively. See Note 3 of the Consolidated Financial Statements. In 2013, plan curtailments and special termination benefits relate to the sale of BDNA. See Note 2 of the Consolidated Financial Statements.

Projected benefit obligations related to pension plans with benefit obligations in excess of plan assets follow:

	2013			2012
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Projected benefit obligation	$31,231	$27,415	$58,646	$396,695	$72,769	$469,464
Fair value of plan assets	—	19,353	19,353	294,040	63,842	357,882

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information related to pension plans with accumulated benefit obligations in excess of plan assets follows:

	2013			2012
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Projected benefit obligation	$31,231	$9,421	$40,652	$396,695	$62,831	$459,526
Accumulated benefit obligation	30,913	8,994	39,907	382,023	62,355	444,378
Fair value of plan assets	—	1,779	1,779	294,040	54,350	348,390

The accumulated benefit obligation for all defined benefit pension plans was $444,096 and $480,027 at December 31, 2013 and 2012, respectively.

Amounts related to pensions recognized in the accompanying balance sheets consist of:

	2013			2012
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Other assets	$35,550	$3,599	$39,149	$2,819	$—	$2,819
Accrued liabilities	2,707	627	3,334	2,720	389	3,109
Accrued retirement benefits	28,524	7,435	35,959	99,935	8,538	108,473
Accumulated other non-owner changes to equity, net	(48,564)	(18,858)	(67,422)	(116,305)	(23,803)	(140,108)

Amounts related to pensions recognized in accumulated other non-owner changes to equity, net of tax, at December 31, 2013 and 2012, respectively, consist of:

	2013			2012
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Net actuarial loss	$(47,538)	$(18,477)	$(66,015)	$(114,748)	$(23,318)	$(138,066)
Prior service costs	(1,026)	(381)	(1,407)	(1,557)	(485)	(2,042)
	$(48,564)	$(18,858)	$(67,422)	$(116,305)	$(23,803)	$(140,108)

The accompanying balance sheets reflect the underfunded status of the Company’s other postretirement benefit plans at December 31, 2013 and 2012. Reconciliations of the obligations and underfunded status of the plans follow:

	2013	2012
Benefit obligation, January 1	$53,988	$54,587
Service cost	233	273
Interest cost	2,061	2,532
Actuarial (gain) loss	(2,328)	745
Benefits paid	(9,133)	(6,922)
Curtailment gain	(1,675)	—
Participant contributions	3,039	2,782
Foreign exchange rate changes	58	(9)
Benefit obligation, December 31	46,243	53,988
Fair value of plan assets, January 1	—	—
Company contributions	6,094	4,140
Participant contributions	3,039	2,782
Benefits paid	(9,133)	(6,922)
Fair value of plan assets, December 31	—	—
Underfunded status, December 31	$46,243	$53,988

Amounts related to other postretirement benefits recognized in the accompanying balance sheets consist of:

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2013	2012
Accrued liabilities	$4,891	$5,075
Accrued retirement benefits	41,352	48,913
Accumulated other non-owner changes to equity, net	(5,804)	(6,286)

Amounts related to other postretirement benefits recognized in accumulated other non-owner changes to equity, net of tax, at December 31, 2013 and 2012 consist of:

	2013	2012
Net actuarial loss	$(6,885)	$(9,895)
Prior service credits	1,081	3,609
	$(5,804)	$(6,286)

The sources of changes in accumulated other non-owner changes to equity, net, during 2013 were:

	Pension	Other Postretirement Benefits
Prior service cost	$—	$—
Net gain	61,770	2,522
Amortization of prior service costs (credits)	622	(2,565)
Amortization of actuarial loss	11,179	620
Foreign exchange rate changes	(754)	(95)
Acquisition	(131)	—
	$72,686	$482

Weighted-average assumptions used to determine benefit obligations at December 31, are:

	2013	2012
U.S. plans:
Discount rate	5.20%	4.25%
Increase in compensation	3.72%	3.71%
Non-U.S. plans:
Discount rate	3.93%	3.73%
Increase in compensation	2.76%	2.69%

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

The fair values of the Company’s pension plan assets at December 31, 2013 and 2012, by asset category are as follows:

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Fair Value Measurements Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Cash and short-term investments	$18,885	$18,885	$—	$—
Equity securities:
U.S. large-cap	131,749	61,257	70,492	—
U.S. mid-cap	47,276	47,276	—	—
U.S. small-cap	53,627	53,627	—	—
International equities	80,479	—	80,479	—
Fixed income securities:
U.S. bond funds	65,740	—	65,740	—
International bonds	37,357	—	37,357	—
Real estate securities	16,686	—	16,686	—
Other	1,779	—	—	1,779
	$453,578	$181,045	$270,754	$1,779
December 31, 2012
Cash and short-term investments	$14,633	$14,633	$—	$—
Equity securities:
U.S. large-cap	95,145	43,388	51,757	—
U.S. mid-cap	41,090	41,090	—	—
U.S. small-cap	42,558	42,558	—	—
International equities	77,111	—	77,111	—
Fixed income securities:
U.S. bond funds	66,276	—	66,276	—
International bonds	29,032	—	29,032	—
Real estate securities	20,174	—	20,174	—
Other	1,534	—	—	1,534
	$387,553	$141,669	$244,350	$1,534

The fair values of the Level 1 assets are based on quoted market prices from various financial exchanges. The fair values of the Level 2 assets are based primarily on quoted prices in active markets for similar assets or liabilities. The Level 2 assets are comprised primarily of commingled funds and fixed income securities. Commingled equity funds are valued at their net asset values based on quoted market prices of the underlying assets. Fixed income securities are valued using a market approach which considers observable market data for the underlying asset or securities. The Level 3 assets relate to the defined benefit pension plan of the Synventive business and were transferred to the Company in the August 2012 acquisition. The pension assets are fully insured and have been estimated based on the accrued pension rights and actuarial rates at December 31, 2013. The pension assets are limited to fulfilling the Company's pension obligations.

The Company expects to contribute approximately $7,400 to the pension plans in 2014.

The following are the estimated future net benefit payments, which include future service, over the next 10 years:

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pensions	Other Postretirement Benefits
2014	$30,364	$4,675
2015	29,231	4,287
2016	29,513	4,156
2017	29,737	4,276
2018	30,549	4,085
Years 2019-2023	152,050	17,319
Total	$301,444	$38,798

Pension and other postretirement benefit expenses consist of the following:

	Pensions			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Service cost	$6,181	$6,530	$5,923	$233	$273	$286
Interest cost	20,112	21,624	22,452	2,061	2,532	2,831
Expected return on plan assets	(33,144)	(32,827)	(32,041)	—	—	—
Amortization of prior service cost (credit)	752	845	1,124	(1,006)	(1,585)	(1,541)
Recognized losses	16,365	12,048	5,725	1,004	1,082	806
Curtailment loss (gain)	199	—	(1,884)	(3,081)	—	—
Settlement loss	637	92	304	—	—	—
Special termination benefits	1,016	—	—	—	—	—
Net periodic benefit cost	$12,118	$8,312	$1,603	$(789)	$2,302	$2,382

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other non-owner changes to equity into net periodic benefit cost in 2014 are $7,733 and $730, respectively. The estimated net actuarial loss and prior service credit for other defined benefit postretirement plans that will be amortized from accumulated other non-owner changes to equity into net periodic benefit cost in 2014 are $813 and $(868), respectively.

Weighted-average assumptions used to determine net benefit expense for years ended December 31, are:

	2013	2012	2011
U.S. plans:
Discount rate	4.25%	5.05%	5.65%
Long-term rate of return	9.00%	9.00%	9.00%
Increase in compensation	3.71%	3.71%	3.71%
Non-U.S. plans:
Discount rate	3.73%	4.46%	4.89%
Long-term rate of return	5.33%	5.79%	5.87%
Increase in compensation	2.69%	2.76%	2.72%

The expected long-term rate of return is based on the actual historical rates of return of published indices that are used to measure the plans’ target asset allocation. The historical rates are then discounted to consider fluctuations in the historical rates as well as potential changes in the investment environment.

The Company’s accumulated postretirement benefit obligations, exclusive of pensions, take into account certain cost-sharing provisions. The annual rate of increase in the cost of covered benefits (i.e., health care cost trend rate) is assumed to be 7.11% and 7.35% at December 31, 2013 and 2012, respectively, decreasing gradually to a rate of 4.5% by December 31, 2029. A one percentage point change in the assumed health care cost trend rate would have the following effects:

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	One Percentage Point Increase	One Percentage Point Decrease
Effect on postretirement benefit obligation	$574	$(525)
Effect on postretirement benefit cost	25	(23)

The Company contributed to a multi-employer defined benefit pension plan under the terms of a collective bargaining agreement. This multi-employer plan provides pension benefits to certain former union-represented employees of the Edison, New Jersey facility at BDNA. The Company determined that a withdrawal from this multi-employer plan, following its entry into a definitive agreement to sell BDNA in February 2013, was probable. The Company estimated its assessment of a withdrawal liability, on a pre-tax discounted basis, and recorded a liability of $2,788 during the first quarter of 2013. The expense was recorded within discontinued operations. The Company completed the sale of BDNA and ceased making contributions into the multi-employer plan during the second quarter of 2013. The Company settled the withdrawal liability in the fourth quarter of 2013, with the agreed-upon settlement payment being made in January 2014.

The Company actively contributes to a Swedish pension plan that supplements the Swedish social insurance system. The pension plan guarantees employees a pension based on a percentage of their salary and represents a multi-employer pension plan, however the pension plan was not significant in any year presented. This pension plan is not underfunded.

Contributions related to the individually insignificant multi-employer plans, as disclosure is required pursuant to the applicable accounting standards, are as follows:

	Contributions by the Company
Pension Fund:	2013	2012	2011
Teamsters Local 641 Pension Fund (Edison, New Jersey)	$23	$97	$101
Swedish Pension Plan (ITP2)	414	409	292
Total Contributions	$437	$506	$393

The Company also contributed to a multi-employer other postretirement benefit plan under the terms of the collective bargaining agreement at the former Edison, New Jersey facility. This postretirement benefit plan was settled in conjunction with the defined benefit pension plan. This health and welfare postretirement plan provides medical, prescription, optical and other benefits to certain former union-represented active employees and retirees. Company contributions to the postretirement plan were $40, $171 and $202 in 2013, 2012 and 2011, respectively. There have been no significant changes that affect the comparability of 2013, 2012 or 2011 contributions, however contributions to the postretirement benefit plan ceased during the second quarter of 2013 following the sale of BDNA.
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

Please refer to Note 16 for a description of the Company’s stock-based compensation plans and their general terms. As of December 31, 2013, incentives have been awarded in the form of performance share unit awards and restricted stock unit awards (collectively, “Rights”) and stock options. The Company has elected to use the straight-line method to recognize compensation costs. Stock options and awards vest over a period ranging from six months to five years. The maximum term of stock option awards is 10 years. Upon exercise of a stock option or upon vesting of Rights, shares are issued from treasury shares held by the Company or from authorized shares.

In February of 2013, the Board of Directors of the Company approved a Transition and Resignation Agreement (the "Agreement") for its former Chief Executive Officer (“Former CEO”) in connection with his resignation from the CEO role

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and his assumption of a Vice Chairman role. The Agreement provided that, in exchange for the Former CEO's delivery of an effective release of claims, his adherence to certain restrictive covenants, and the successful provision of transition services, including with regard to certain equity grants, the successful sale of the BDNA business, the Former CEO's outstanding equity awards were modified to increase the post-termination exercise period for stock options until the earlier of ten years from the date of grant or five years from the retirement date and made non-forfeitable all outstanding stock options, restricted stock unit awards and performance share unit awards that remained unvested on the day of his agreed to resignation date from the Company.  The original vesting dates of the equity awards serve as the delivery dates and the performance metrics continue to apply to the performance share unit awards. The Company recorded $10,492 of stock compensation expense in the first quarter of 2013 as a result of the modifications.

During 2013, 2012 and 2011, the Company recognized $18,128, $8,819, and $8,319 respectively, of stock-based compensation cost and $6,757, $3,345, and $3,155 respectively, of related tax benefits in the accompanying consolidated statements of income. Stock compensation cost in 2013 includes the $10,492 related to the modification of awards for the Former CEO. In addition, the Company has recorded $3,899, $1,438 and $8,056 of excess tax benefits in additional paid-in capital in 2013, 2012 and 2011, respectively. The Company has realized all available tax benefits related to deductions from excess stock awards exercised or issued in earlier periods. At December 31, 2013, the Company had $9,801 of unrecognized compensation costs related to unvested awards which are expected to be recognized over a weighted average period of 2.31 years.

The following table summarizes information about the Company’s stock option awards during 2013:

	Number of Shares	Weighted-Average Exercise Price
Outstanding, January 1, 2013	2,227,145	$18.40
Granted	155,900	24.58
Exercised	(843,805)	15.45
Forfeited	(22,899)	20.25
Outstanding, December 31, 2013	1,516,341	20.65

The following table summarizes information about stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Life (Years)	Average Exercise Price	Number of Shares	Average Exercise Price
$11.45 to $20.21	613,978	4.01	$16.60	592,454	$16.61
$20.69 to $22.34	472,189	4.54	21.42	374,070	21.61
$23.18 to $26.59	423,674	5.56	25.48	191,646	25.88
$32.76 to $33.45	6,500	3.63	32.97	6,500	32.97

The Company received cash proceeds from the exercise of stock options of $13,034, $6,415 and $27,909 in 2013, 2012 and 2011, respectively. The total intrinsic value (the amount by which the stock price exceeds the exercise price of the option on the date of exercise) of the stock options exercised during 2013, 2012 and 2011 was $14,022, $4,225 and $14,263, respectively.

The weighted-average grant date fair value of stock options granted in 2013, 2012 and 2011 was $8.77, $9.49 and $7.50, respectively. The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2013	2012	2011
Risk-free interest rate	0.96%	0.98%	2.04%
Expected life (years)	5.3	5.3	5.2
Expected volatility	48.9%	50.2%	49.6%
Expected dividend yield	2.38%	2.56%	2.75%

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The risk-free interest rate is based on the term structure of interest rates at the time of the option grant. The expected life represents an estimate of the period of time that options are expected to remain outstanding. Assumptions of expected volatility of the Company’s common stock and expected dividend yield are estimates of future volatility and dividend yields based on historical trends.

The following table summarizes information about stock options outstanding that are expected to vest and stock options outstanding that are exercisable at December 31, 2013:

Options Outstanding, Expected to Vest				Options Outstanding, Exercisable
Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term (Years)	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term (Years)
1,491,252	$20.65	$26,334	4.61	1,164,670	$19.83	$21,519	4.06

The following table summarizes information about the Company’s Rights during 2013:

	Service Based Rights		Service and Performance Based Rights		Service and Market Based Rights
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Outstanding, January 1, 2013	565,477	$18.11	124,067	$24.08	60,367	$40.03
Granted	257,245	26.62	105,103	24.37	52,552	38.57
Forfeited	(22,164)	25.35	(1,293)	32.23	(647)	41.09
Vested / Issued	(241,982)	28.25	(3,333)	18.51	—	—
Outstanding, December 31, 2013	558,576	20.60	224,544	24.42	112,272	35.87

The Company granted 257,245 restricted stock unit awards and 157,655 performance share unit awards in 2013. All of the restricted stock unit awards vest upon meeting certain service conditions. The performance share unit awards are part of the long-term Relative Measure Program, which is designed to assess the long-term Company performance relative to the performance of companies included in the Russell 2000 Index. The performance goals are independent of each other and based on three metrics, the Company's total shareholder return ("TSR"), basic earnings per share growth and operating income before depreciation and amortization growth (weighted equally). The participants can earn from zero to 250% of the target award and the award includes a forfeitable right to dividend equivalents, which are not included in the aggregate target award numbers. Compensation expense for the awards is recognized over the three year service period based upon the value determined under the intrinsic value method for the basic earnings per share growth and operating income before depreciation and amortization growth portions of the award and the Monte Carlo simulation valuation model for the TSR portion of the award since it contains a market condition. The weighted-average assumptions used to determine the weighted-average fair values of the market based portion of the 2013 awards include a 0.40% risk-free interest rate and a 34.6% expected volatility rate.

Compensation expense for the TSR portion of the awards is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the TSR performance goal. Compensation expense for the basic earnings per share growth and operating income before depreciation and amortization growth portions of the awards is recorded each period based upon a probability assessment of achieving the goals with a final adjustment at the end of the service period based upon the actual achievement of those performance goals.

13. Income Taxes

The components of Income from continuing operations before income taxes and Income taxes follow:

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2013	2012	2011
Income from continuing operations before income taxes:
U.S.	$10,343	$8,853	$(630)
International	97,231	83,409	91,605
Income from continuing operations before income taxes	$107,574	$92,262	$90,975
Income tax provision:
Current:
U.S. – federal	$8,356	$579	$12,223
U.S. – state	539	24	(128)
International	16,933	13,418	11,695
	25,828	14,021	23,790
Deferred:
U.S. – federal	13,792	4,610	(6,382)
U.S. – state	(110)	566	928
International	(4,257)	(6,765)	(2,316)
	9,425	(1,589)	(7,770)
Income taxes	$35,253	$12,432	$16,020

Deferred income tax assets and liabilities at December 31 consist of the tax effects of temporary differences related to the following:

	Assets		Liabilities
	2013	2012	2013	2012
Allowance for doubtful accounts	$520	$946	$88	$78
Depreciation and amortization	1,886	(13,881)	96,305	35,245
Inventory valuation	17,292	15,486	4,241	1,288
Other postretirement/postemployment costs	3,065	20,841	(14,536)	(350)
Tax loss carryforwards	15,363	48,402	(1,445)	—
Pension	1,631	41,854	(1,049)	(262)
Accrued compensation	5,949	12,611	(9,381)	—
Goodwill	—	(35,236)	12,805	53
Swedish tax incentive	—	—	4,590	3,898
Contingent convertible debt interest	(12,848)	(10,846)	—	—
Unrealized foreign currency gain	—	—	2,948	2,613
Other	6,555	8,626	3,735	7,921
	39,413	88,803	98,301	50,484
Valuation allowance	(18,873)	(24,936)	—	—
	$20,540	$63,867	$98,301	$50,484
Current deferred income taxes	$18,226	$33,906	$3,795	$1,777
Non-current deferred income taxes	2,314	29,961	94,506	48,707
	$20,540	$63,867	$98,301	$50,484

The standards related to accounting for income taxes require that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. Available evidence includes the reversal of existing taxable temporary differences, future taxable income exclusive of temporary differences, taxable income in carryback years and tax planning strategies. The valuation allowance decreased $6,063 in 2013 primarily due to the utilization of previously unbenefited losses as a result of the sale of BDNA.

Management believes that sufficient taxable income should be earned in the future to realize the net deferred tax assets principally in the United States. The realization of these assets is dependent in part on the amount and timing of future taxable income in the jurisdictions where deferred tax assets reside. The Company has tax loss carryforwards of $60,278; $1,436 of

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which relates to state tax loss carryforwards; $55,405 of which relates to international tax loss carryforwards with carryforward periods ranging from one to 13 years; and $3,437 of which relates to international tax loss carryforwards with unlimited carryforward periods. In addition, the Company has tax credit carryforwards of $1,100 with remaining carryforward periods ranging from one year to 5 years. As the ultimate realization of the remaining net deferred tax assets is dependent upon future taxable income, if such future taxable income is not earned and it becomes necessary to recognize a valuation allowance, it could result in a material increase in the Company’s tax expense which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company has not recognized deferred income taxes on $766,456 of undistributed earnings of its international subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends, the Company would be subject, in certain cases, to both U.S. income taxes and foreign income and withholding taxes. Determination of the amount of this unrecognized deferred income tax liability is not practicable. During 2013, the Company repatriated a dividend from a portion of current year foreign earnings to the U.S. in the amount of $5,000. As a result of the dividend, tax expense increased by $1,207 and the 2013 annual consolidated effective income tax rate increased by 1.1 percentage points.

A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate from continuing operations follows:

	2013	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes (net of federal benefit)	0.3	0.3	0.5
Foreign losses without tax benefit	0.8	0.8	0.3
U.S. Tax Court Decision	15.3	—	—
Foreign operations taxed at lower rates	(20.6)	(23.7)	(25.5)
ESOP dividend	(0.3)	(0.5)	(0.4)
Repatriation from current year foreign earnings	1.1	2.3	7.6
Other	1.2	(0.7)	0.1
Consolidated effective income tax rate	32.8%	13.5%	17.6%

The Aerospace and Industrial Segments were previously awarded a number of multi-year tax holidays in both Singapore and China. Tax benefits of $6,746 ($0.12 per diluted share), $6,026 ($0.11 per diluted share) and $7,185 ($0.13 per diluted share) were realized in 2013, 2012 and 2011, respectively. These holidays are subject to the Company meeting certain commitments in the respective jurisdictions. The tax holidays are due to expire in 2014 through 2016.

Income taxes paid globally, net of refunds, were $158,092, $15,876 and $11,613 in 2013, 2012 and 2011, respectively.

As of December 31, 2013, 2012 and 2011, the total amount of unrecognized tax benefits recorded in the consolidated balance sheet was $8,027, $9,321 and $6,965, respectively, which, if recognized, would have reduced the effective tax rate in prior years, with the exception of amounts related to acquisitions. A reconciliation of the unrecognized tax benefits for 2013, 2012 and 2011 follows:

	2013	2012	2011
Balance at January 1	$9,321	$6,965	$7,102
Increase (decrease) in unrecognized tax benefits due to:
Tax positions taken during prior periods	9,944	—	—
Tax positions taken during the current period	3,350	—	215
Acquisition	556	2,528	—
Settlements	(15,144)	(172)	(175)
Lapse of the applicable statute of limitations	—	—	(177)
Balance at December 31	$8,027	$9,321	$6,965

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company recognized interest and penalties as a component of income taxes of $9,614, $0, and $(32) in the years 2013, 2012, and 2011 respectively. The liability for unrecognized tax benefits include gross accrued interest and penalties of $1,031, $0 and $0 at December 31, 2013, 2012 and 2011, respectively.

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

14. Common Stock

In 2013, 1,032,493 shares of common stock were issued from treasury and used to fund the acquisition of the Männer Business. No shares of common stock were issued from treasury in 2012 or 2011. In 2013, 2012 and 2011, the Company acquired 2,350,697 shares, 700,000 shares and 1,509,156 shares, respectively, of the Company’s common stock at a cost of $68,608, $19,037 and $34,066, respectively. These amounts exclude shares reacquired to pay for the related income tax upon issuance of shares in accordance with the terms of the Company’s stockholder-approved equity compensation plans and the equity rights granted under those plans. These reacquired shares were placed in treasury.

In 2013, 2012 and 2011, 1,104,099 shares, 608,227 shares and 2,075,385 shares of common stock, respectively, were issued from authorized shares for the exercise of stock options, various other incentive awards and purchases by the Company's Employee Stock Purchase Plan.

15. Preferred Stock

At December 31, 2013 and 2012, the Company had 3,000,000 shares of preferred stock authorized, none of which were outstanding.

16. Stock Plans

Most U.S. salaried and non-union hourly employees are eligible to participate in the Company’s 401(k) plan (the "Retirement Savings Plan"). The Retirement Savings Plan provides for the investment of employer and employee contributions in various investment alternatives including the Company’s common stock, at the employee’s direction. The Company contributes an amount equal to 50% of employee contributions up to 6% of eligible compensation. The Company expenses all contributions made to the Retirement Savings Plan. Effective January 1, 2013, the Retirement Savings Plan was amended to provide employees hired on or after January 1, 2013 with an annual retirement contribution of 4% of eligible earnings. The Company recognized expense of $2,815, $3,504 and $3,399 in 2013, 2012 and 2011, respectively. As of December 31, 2013, the Retirement Savings Plan held 1,870,301 shares of the Company’s common stock.

The Company has an Employee Stock Purchase Plan (“ESPP”) under which eligible employees may elect to have up to the lesser of $25 or 10% of base compensation deducted from their payroll checks for the purchase of the Company’s common stock at 95% of the average market value on the date of purchase. The maximum number of shares which may be purchased under the ESPP is 4,550,000. The number of shares purchased under the ESPP was 14,979, 27,949 and 31,874 in 2013, 2012 and 2011, respectively. The Company received cash proceeds from the purchase of these shares of $457, $646 and $670 in 2013, 2012 and 2011, respectively. As of December 31, 2013, 321,225 additional shares may be purchased.

The 1991 Barnes Group Stock Incentive Plan (the “1991 Plan”) authorized the granting of incentives to executive officers, directors and key employees in the form of stock options, stock appreciation rights, incentive stock rights and performance unit awards. Options granted under the 1991 Plan that terminated without being exercised become available for future grants under the 2004 Plan. A maximum of 5,850 common shares are subject to issuance under this plan after December 31, 2013.

The Barnes Group Inc. Employee Stock and Ownership Program (the “2000 Plan”) was approved on April 12, 2000, and subsequently amended on April 10, 2002 by the Company’s stockholders. The 2000 Plan permitted the granting of incentive stock options, nonqualified stock options, restricted stock awards, performance share or cash unit awards and stock appreciation rights, or any combination of the foregoing, to eligible employees to purchase up to 6,900,000 shares of the Company’s common stock. Such shares were authorized and reserved. Options granted under the 2000 Plan that terminate

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

without being exercised become available for future grants under the 2004 Plan. No common shares are subject to issuance under the 2000 Plan after December 31, 2013.

The Barnes Group Stock and Incentive Award Plan (the “2004 Plan”) was approved on April 14, 2004, and subsequently amended on April 20, 2006 and May 7, 2010 by the Company’s stockholders. The 2004 Plan permits the issuance of incentive awards, stock option grants and stock appreciation rights to eligible participants to purchase up to 5,700,000 shares of common stock. Of this amount as of December 31, 2013 and 2012, there were 1,541,914 and 2,115,338 shares, respectively, available for future grants under the 2004 Plan. Also available for grants under the Plan are the number of shares of common stock reserved for grants of awards under the 1991 and 2000 Plans (collectively, the “Prior Plans”) but not used as of April 14, 2004 and the number of shares of common stock that become available under the terms of the 1991, 2000 and 2004 Plans, including shares subject to awards which are forfeited, settled for cash, expire or otherwise terminate without issuance of the shares. Including shares of common stock that become available under the terms of the Prior Plans, a maximum of 3,996,798 common shares are subject to issuance under the 2004 Plan after December 31, 2013.

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

Under the Non-Employee Director Deferred Stock Plan, as amended, each non-employee director who joined the Board of Directors prior to December 15, 2005 was granted the right to receive 12,000 shares of the Company’s common stock upon retirement. In 2013 and 2012, $30 and $29, respectively, of dividend equivalents were paid in cash related to these shares. Compensation cost related to this plan was $16, $19 and $25 in 2013, 2012 and 2011, respectively. There are 69,600 shares reserved for issuance under this plan. Each non-employee director who joins the Board of Directors subsequent to December 15, 2005 will receive restricted stock units under the 2004 Plan having a value of $50 that vest three years after the date of grant.

Total shares reserved for issuance under all stock plans aggregated 4,393,473 at December 31, 2013.

17. Weighted Average Shares Outstanding

Income from continuing operations and net income per common share is computed in accordance with accounting standards related to earnings per share. Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the year. Share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, as such, should be included in the calculation of basic earnings per share. The Company’s restricted stock unit awards which contain nonforfeitable rights to dividends are considered participating securities. Diluted earnings per share reflects the assumed exercise and conversion of all dilutive securities. Shares held by the Retirement Savings Plan are considered outstanding for both basic and diluted earnings per share. There are no significant adjustments to income from continuing operations and net income for purposes of computing income available to common stockholders for the years ended December 31, 2013, 2012 and 2011. A reconciliation of the weighted-average number of common shares outstanding used in the calculation of basic and diluted earnings per share follows:

	Weighted-Average Common Shares Outstanding
	2013	2012	2011
Basic	53,860,308	54,626,453	55,214,586
Dilutive effect of:
Stock options	575,202	478,462	645,280
Restricted stock units	280,488	70,554	19,089
Convertible senior subordinated debt	209,321	—	—
Non-Employee Director Deferred Stock Plan	48,025	48,988	52,927
Diluted	54,973,344	55,224,457	55,931,882

The calculation of weighted-average diluted shares outstanding excludes all anti-dilutive shares. During 2013, 2012 and 2011, the Company excluded 133,162, 336,892 and 787,809 stock options, respectively, from the calculation of diluted weighted-average shares outstanding as the stock options were considered anti-dilutive.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective April 5, 2011, the Company exercised its right to redeem the remaining $92,500 principal amount of the 3.75% Convertible Notes under their indenture agreement. The potential shares issuable for the 3.75% Convertible Notes were not included in either basic or diluted average common shares outstanding for the year ended December 31, 2012 as the notes were settled in cash.

The 3.375% Convertible Notes are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price is approximately $28.31 per share of common stock. The dilutive effect of the notes is determined based on the average closing price of the Company’s stock for the last 30 trading days of each quarter as compared to the conversion price. Under the net share settlement method, there were 209,321 potential shares issuable under the notes that were considered dilutive in 2013. There were no potential shares issuable in 2012 and 2011 as the notes would have been anti-dilutive.

18. Changes in Accumulated Other Comprehensive Income by Component

The following table sets forth the changes in accumulated other comprehensive income by component for the year ended December 31, 2013:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2013	$(432)	$(146,441)	$80,121	$(66,752)
Other comprehensive income before reclassifications to consolidated statements of income	(48)	63,315	15,472	78,739
Amounts reclassified from accumulated other comprehensive (loss) income to the consolidated statements of income	(39)	9,853	4,143	13,957
Net current-period other comprehensive income	(87)	73,168	19,615	92,696
December 31, 2013	$(519)	$(73,273)	$99,736	$25,944

The following table sets forth the reclassifications out of accumulated other comprehensive income by component for the year ended December 31, 2013:

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income

Gains and losses on cash flow hedges
Interest rate contracts	$(850)	Interest expense
Foreign exchange contracts	733	Net sales
	(117)	Total before tax
	156	Tax benefit
	39	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service credits, net	$254	(A)
Amortization of actuarial losses	(17,369)	(A)
Curtailment gain (net)	2,882	(A)
Settlement loss	(637)	(A)
	(14,870)	Total before tax
	5,017	Tax benefit
	(9,853)	Net of tax

Foreign currency items
Charge to cumulative translation adjustment (sale of BDNA)	$(4,143)	Income from discontinued operations
	—	Tax benefit
	(4,143)	Net of tax

Total reclassifications in the period	$(13,957)
(A) These accumulated other comprehensive income components are included within the computation of net periodic pension cost. See Note 11.

19. Information on Business Segments

In the first quarter of 2013, the Company realigned its reportable business segments by transferring the Associated Spring Raymond business ("Raymond"), its remaining business within the former Distribution segment, to the Industrial segment. Raymond sells, among other products, springs that are manufactured by one of the Industrial businesses. Accordingly, the Company reports under two global business segments: Industrial and Aerospace. The Company’s two reportable segments offer different products and services and are managed separately as each business has different core functional and delivery capabilities. All segment information presented below has been adjusted on a retrospective basis for the impact of the segment realignment.

Industrial is a global manufacturer of highly-engineered, high-quality precision parts, products and systems for critical applications serving a diverse customer base in end-markets such as transportation, industrial equipment, consumer products, packaging, electronics, medical devices, and energy. Focused on innovative custom solutions, Industrial participates in the design phase of components and assemblies whereby the customers receive the benefits of application and systems engineering, new product development, testing and evaluation, and the manufacturing of final products. Industrial designs and manufactures customized hot runner systems and precision mold assemblies - the enabling technologies for many complex injection molding applications. It is a leading manufacturer and supplier of precision mechanical products, including precision mechanical springs and nitrogen gas products. Industrial also manufactures high-precision punched and fine-blanked components used in transportation and industrial applications, nitrogen gas springs and manifold systems used to precisely control stamping presses, and retention rings that position parts on a shaft or other axis. Industrial is equipped to produce virtually every type of precision spring, from fine hairsprings for electronics and instruments to large heavy-duty springs for machinery.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of 2013, the Company completed the acquisition of the Männer Business, a leader in the development and manufacture of high precision molds, valve gate hot runner systems, and system solutions for the medical/ pharmaceutical, packaging, and personal care/health care industries. The Männer Business includes manufacturing locations in Germany, Switzerland and the United States, and sales and service offices in Europe, the United States, Hong Kong/China and Japan and is being integrated into the Industrial segment.

Industrial has a diverse customer base with products purchased by durable goods manufacturers located around the world in industries including transportation, consumer products, packaging, farm equipment, telecommunications, medical devices, home appliances and electronics. Long-standing customer relationships enable Industrial to participate in the design phase of components and assemblies through which customers receive the benefits of manufacturing research, testing and evaluation. Products are sold primarily through its direct sales force and global distribution channels.
Industrial competes with a broad base of large and small companies engaged in the manufacture and sale of custom metal components and assemblies, precision molds, and hot runner systems. Industrial competes on the basis of quality, service, reliability of supply, engineering and technical capability, geographic reach, product breadth, innovation, design, and price. Products are sold primarily through its direct sales force and a network of global distribution channels. Industrial has manufacturing, distribution and assembly operations in the United States, Brazil, China, Germany, Mexico, Singapore, Sweden and Switzerland. Industrial also has sales and service operations in the United States, Brazil, Canada, China/Hong Kong, France, India, Italy, Japan, Mexico, the Netherlands, Portugal, Singapore, Slovakia, South Korea, Spain, Thailand and the United Kingdom.
Aerospace produces precision-machined and fabricated components and assemblies for OEM turbine engine, airframe and industrial gas turbine builders throughout the world, and the military. Aerospace also provides jet engine component overhaul and repair services for many of the world's major turbine engine manufacturers, commercial airlines and the military. MRO activities include the manufacture and delivery of aerospace aftermarket spare parts, including the RSPs under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program, and component repairs.
Aerospace's OEM business supplements the leading jet engine OEM capabilities and competes with a large number of machining and fabrication companies. Competition is based mainly on quality, engineering and technical capability, product breadth, new product introduction, manufacturing timeliness, service and price. Aerospace's machining and fabrication operations, with facilities in Arizona, Connecticut, Michigan, Ohio, Utah and Singapore, produce critical engine and airframe components through technically advanced processes.
The Aerospace aftermarket business supplements jet engine OEMs' maintenance, repair and overhaul capabilities, and competes with the service centers of major commercial airlines and other independent service companies for the repair and overhaul of turbine engine components. The manufacturing and supply of aerospace aftermarket spare parts, including those related to the RSPs, are dependent upon the reliable and timely delivery of high-quality components. Aerospace's aftermarket facilities, located in Connecticut, Ohio and Singapore, specialize in the repair and refurbishment of highly engineered components and assemblies such as cases, rotating life limited parts, rotating air seals, turbine shrouds, vanes and honeycomb air seals.
The Company evaluates the performance of its reportable segments based on the operating profit of the respective businesses, which includes net sales, cost of sales, selling and administrative expenses and certain components of other expense (income), net, as well as the allocation of corporate overhead expenses.

Sales between the business segments and between the geographic areas in which the businesses operate are accounted for on the same basis as sales to unaffiliated customers. Additionally, revenues are attributed to countries based on the location of facilities.

The following tables (dollars shown in millions) set forth information about the Company’s operations by its reportable business segments and by geographic area.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operations by Reportable Business Segment

	Industrial	Aerospace	Other	Total Company
Revenues
2013	$687.6	$404.0	$—	$1,091.6
2012	538.3	390.5	—	928.8
2011	482.6	382.5	—	865.1
Operating profit
2013	$71.9	$51.3	$—	$123.2
2012	49.3	57.9	—	107.1
2011	45.8	55.7	—	101.6
Assets
2013	$1,410.4	$567.1	$146.2	$2,123.7
2012	907.1	533.5	428.0	1,868.6
2011	483.0	544.9	412.5	1,440.4
Depreciation and amortization
2013	$38.4	$23.2	$3.5	$65.1
2012	24.4	21.2	11.8	57.4
2011	19.3	24.2	15.4	58.9
Capital expenditures
2013	$31.3	$23.8	$2.2	$57.3
2012	24.3	8.6	4.9	37.8
2011	18.7	13.5	4.9	37.1
_________________________
Notes:
One customer, General Electric, accounted for 21%, 23% and 26% of the Company’s total revenues in 2013, 2012 and 2011, respectively.
“Other” revenues represent the elimination of intersegment sales.
“Other” assets include corporate-controlled assets, the majority of which are cash and deferred tax assets. "Other" assets as of December 31, 2012 and 2011 also include the assets of BDNA, which was sold on April 22, 2013. "Other" Depreciation and Amortization and "Other" Capital Expenditures in 2012 and 2011 also relate to transactions that occurred at BDNA, prior to its sale. See Note 2.

A reconciliation of the total reportable segments’ operating profit to income from continuing operations before income taxes follows:

	2013	2012	2011
Operating profit	$123.2	$107.1	$101.6
Interest expense	13.1	12.2	10.3
Other expense (income), net	2.5	2.6	0.3
Income from continuing operations before income taxes	$107.6	$92.3	$91.0

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operations by Geographic Area

	Domestic	International	Other	Total Company
Revenues
2013	$593.3	$524.1	$(25.9)	$1,091.6
2012	529.9	421.7	(22.8)	928.8
2011	495.6	394.7	(25.3)	865.1
Long-lived assets
2013	$330.2	$1,214.0	$—	$1,544.2
2012	372.0	848.1	—	1,220.1
2011	303.7	559.0	—	862.7
_________________________
Notes:
Germany, with sales of $140.8 million in 2013, represents the only international country with revenues in excess of 10% of the Company's total revenues. International sales derived from any one country did not exceed 10% of the Company's total revenues for 2012 or 2011.
“Other” revenues represent the elimination of intercompany sales between geographic locations, of which approximately 72% were sales from international locations to domestic locations.
Long-lived assets located in any one international country that exceeded 10% of the Company’s total long-lived assets as of December 31, 2013 included $229.5 million of intangible assets related to the RSPs recorded in Singapore at the aftermarket division of the Aerospace segment, $156.4 million primarily related to goodwill and intangible assets at the Synventive China division of the Industrial segment, $477.3 million primarily related to goodwill, property, plant and equipment and intangible assets at the Synventive Germany and Männer Germany divisions of the Industrial segment and $193.8 million primarily related to goodwill and property, plant and equipment at the Hänggi division of the Industrial segment located in Switzerland.

20. Commitments and Contingencies

Leases

The Company has various noncancellable operating leases for buildings, office space and equipment. Rent expense was $11,398, $13,464 and $19,678 for 2013, 2012 and 2011, respectively. The decrease in rent expense during 2013 was primarily attributed to the divestiture of BDNA in the second quarter of 2013. Minimum rental commitments under noncancellable leases in years 2014 through 2018 are $8,581, $5,358, $1,821, $909 and $683, respectively, and $2,921 thereafter. The rental expense and minimum rental commitments of leases with step rent provisions are recognized on a straight-line basis over the lease term.

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not material as of December 31, 2013 or 2012.

The Company was named in a lawsuit arising out of an alleged breach of contract and implied warranty by a customer of Toolcom Suppliers Limited (“Toolcom”), a business previously included within the former Logistics and Manufacturing Services segment, related to the sale of certain products prior to the Company’s 2005 acquisition of Toolcom. In 2006, the plaintiff filed the lawsuit in civil court in Scotland and asserted that certain products sold were not fit for a particular use. The Company settled the lawsuit during the first quarter of 2013 with an outcome that did not have a material effect on the consolidated financial statements. The final settlement expense is included within the income from operations of discontinued businesses in the consolidated statements of income for the year ended December 31, 2013.

Income Taxes

On April 16, 2013, the United States Tax Court rendered an unfavorable decision in the matter Barnes Group Inc. and Subsidiaries v. Commissioner of Internal Revenue (“Tax Court Decision”). The Tax Court rejected the Company's objections and imposed penalties. The case involved IRS proposed adjustments of approximately 16,500, plus a 20% penalty and interest for the tax years 1998, 2000 and 2001.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The case arose out of an Internal Revenue Service (“IRS”) audit for the tax years 2000 through 2002. The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries. The Company filed an administrative protest of these adjustments. In the third quarter of 2009, the Company was informed that its protest was denied and a tax assessment was received from the Appeals Office of the IRS. Subsequently, in November 2009, the Company filed a petition against the IRS in the United States Tax Court, contesting the tax assessment. A trial was held and all briefs were filed in 2012. In April 2013 the Tax Court Decision was then issued rendering an unfavorable decision against the Company and imposing penalties. As a result of the unfavorable Tax Court Decision, the Company has recorded an additional tax charge during 2013 for $16,428.
In November 2013, the Company made a cash payment of approximately $12,700 related to tax, interest and penalties and utilized a portion of its net operating losses. The Company also submitted a notice of appeal of the Tax Court Decision to the United States Court of Appeals for the Second Circuit. The Company filed its formal appeal with the United States Court of Appeals for the Second Circuit on February 13, 2014. The Company does not expect a decision until 2015.

21. Accounting Changes
In February 2013, the Financial Accounting Standards Board ("FASB") amended its guidance related to the presentation of other comprehensive income. The amended guidance requires that companies present information related to reclassification adjustments from accumulated other comprehensive income in their consolidated financial statements within a single note or on the face of the financial statements. The Company adopted the provisions of the amended accounting standard during the first quarter of 2013 and within Note 18 of the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Barnes Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Barnes Group Inc. and its subsidiaries (the "Company") at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the Männer Business from its assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company in a purchase business combination during 2013. We have also excluded the Männer Business from our audit of internal control over financial reporting. The Männer Business’ total assets and total net sales represent 23% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PRICEWATERHOUSECOOPERS LLP PricewaterhouseCoopers LLP Hartford, Connecticut
February 25, 2014

QUARTERLY DATA (UNAUDITED)

(Dollars in millions, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2013
Net sales	$263.5	$267.4	$269.5	$291.1	$1,091.6
Gross profit (1)	85.8	90.0	80.0	97.6	353.4
Operating income	25.0	36.1	28.0	34.1	123.2
Income from continuing operations	15.4	9.2	21.4	26.3	72.3
Net income	13.5	209.3	20.9	26.8	270.5
Per common share:
Income from continuing operations:
Basic	$0.29	$0.18	$0.40	$0.49	$1.34
Diluted	0.28	0.17	0.39	0.47	1.31
Net income:
Basic	0.25	3.90	0.39	0.50	5.02
Diluted	0.24	3.82	0.38	0.48	4.92
Dividends	0.10	0.10	0.11	0.11	0.42
Market prices (high - low)	$29.20-21.84	$32.35-26.33	$35.71-30.14	$38.56-34.48	$38.56-21.84
2012
Net sales	$222.8	$215.3	$232.5	$258.2	$928.8
Gross profit (1)	62.4	62.9	62.1	85.7	273.1
Operating income	24.6	25.8	22.5	34.3	107.1
Income from continuing operations	17.6	19.5	16.0	26.7	79.8
Net income	22.2	24.8	18.5	29.7	95.2
Per common share:
Income from continuing operations:
Basic	$0.33	$0.36	$0.30	$0.49	$1.46
Diluted	0.32	0.35	0.30	0.49	1.44
Net income:
Basic	0.41	0.46	0.34	0.54	1.74
Diluted	0.40	0.45	0.34	0.54	1.72
Dividends	0.10	0.10	0.10	0.10	0.40
Market prices (high - low)	$28.35-23.99	$28.63-22.30	$26.38-21.62	$25.53-19.71	$28.63-19.71
________________________

(1)	Sales less cost of sales.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. We completed the acquisition of the Männer Business on October 31, 2013 and it represented approximately 23% and 2% of our total assets and total net sales, respectively, as of and for the year ended December 31, 2013. In accordance with applicable SEC guidance, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include the Männer Business as it was not practical to do so given the date of acquisition. Based upon, and as of the date of, that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, and designed to provide reasonable assurance that the information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). We completed the acquisition of the Männer Business on October 31, 2013 and it represented approximately 23% and 2% of our total assets and total net sales, respectively, as of and for the year ended December 31, 2013. In accordance with applicable SEC guidance, the scope of our assessment of the effectiveness of internal control over financial reporting does not include the Männer Business as it was not practical to do so given the date of acquisition. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework in the “1992 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2013, which appears on page 70 of this Annual Report on Form 10-K.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Information with respect to our directors and nominees may be found under the caption “Election of Directors” of the Company’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 9, 2014 (the “Proxy Statement”). Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

The Company’s executive officers as of the date of this Annual Report are as follows:

Executive Officer	Position	Age as of December 31, 2013

Patrick J. Dempsey	President and Chief Executive Officer	49

Richard R. Barnhart	Senior Vice President, Barnes Group Inc., and President, Barnes Aerospace	53

Paul D. Cestari	Acting Interim President, Industrial and Vice President, Business Analysis & Planning	47

Dawn N. Edwards	Senior Vice President, Human Resources	45

Christopher J. Stephens, Jr.	Senior Vice President, Finance and Chief Financial Officer	49

Claudia S. Toussaint	Senior Vice President, General Counsel and Secretary	50

Each officer holds office until his or her successor is appointed and qualified or otherwise as provided in the Company’s Amended and Restated By-Laws. No family relationships exist among the executive officers of the Company. Except for Mr. Stephens and Ms. Toussaint, each of the Company’s executive officers has been employed by the Company or its subsidiaries in an executive or managerial capacity for at least the past five years.

Mr. Dempsey was appointed President and Chief Executive Officer effective March 1, 2013. From February 2012 until such appointment, he served as Senior Vice President and Chief Operating Officer. From October 2008 until February 2012, he served as Vice President, Barnes Group Inc. and President, Logistics and Manufacturing Services. Prior to that, he held a series of roles of increasing responsibility since joining the Company in October 2000. In October 2007, he was appointed Vice President, Barnes Group Inc. and President, Barnes Distribution. In November 2004, he was promoted to Vice President, Barnes Group Inc. and President, Barnes Aerospace.

Mr. Barnhart was appointed Senior Vice President, Barnes Group Inc., and President, Barnes Aerospace effective August 1, 2013. From February 2012 until such appointment, he served as Vice President, Aerospace and President, Barnes Aerospace. Prior to that, from October 2010 to February 2012, Mr. Barnhart served as Vice President, Finance, Logistics & Manufacturing Services. Prior to that, he held a series of roles of increasing responsibility since joining the Company in April 2005 including President, Barnes Distribution Europe; Vice President & General Manager, Barnes Aerospace OEM; and Vice President & General Manager, Windsor Airmotive Division.

Mr. Cestari was appointed Acting Interim President, Industrial and Vice President, Business Analysis & Planning effective March 12, 2013. On February 1, 2013, he was appointed Vice President, Business Analysis & Planning. Prior to that, from March 2011 to January 31, 2013, Mr. Cestari served as Assistant Treasurer. Prior to that, he held a series of roles since joining the Company in 1993 including Vice President, Finance, Precision Components; Director, Internal Audit; and Group Controller, Barnes Aerospace Group Headquarters.

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

Ms. Toussaint was appointed Senior Vice President, General Counsel and Secretary effective June 2012. Ms. Toussaint previously served in this position with the Company from April 2010 until March 2012. She briefly joined Tyco Flow Control in connection with its proposed spin-off from Tyco International Ltd. Prior to that, Ms. Toussaint served as General Counsel and Corporate Secretary for Embarq Corporation, a telecommunications company, from December 2007 to July 2009, and then in an integration transition role until November 2009 following the acquisition of Embarq by CenturyTel, Inc. (now known as CenturyLink, Inc.). Ms. Toussaint served as Vice President, Corporate Secretary and Chief Ethics Officer at Embarq and its predecessor (a subsidiary of Sprint Corporation until May 2006) from 2005 to 2007.

AUDIT COMMITTEE

Ms. Mangum and Messrs. Benanav, McClellan and Morgan are the members of the Company’s Audit Committee which is a separately designated standing committee of the Board of Directors of the Company established in accordance with Section 3(a)(58)(A) of the Exchange Act.

The Company’s Board of Directors has determined that Mr. Morgan, who qualifies as an independent director under the New York Stock Exchange corporate governance listing standards and the Company’s Corporate Governance Guidelines, is an “audit committee financial expert,” as such term is defined by the SEC.

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

Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011
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

Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2013, 2012 and 2011
(In thousands)

Allowances for Doubtful Accounts:
Balance December 31, 2010	$5,026
Provision charged to income	1,623
Doubtful accounts written off (net)	(2,364)
Other adjustments(1)	(1,387)
Balance December 31, 2011	2,898
Provision charged to income	1,706
Doubtful accounts written off (net)	(1,617)
Other adjustments(1)	(129)
Balance December 31, 2012	2,858
Provision charged to income	1,726
Doubtful accounts written off (net)	(532)
Other adjustments(1)	(614)
Balance December 31, 2013	$3,438
________________

(1)
These amounts are comprised primarily of foreign currency translation and other reclassifications. The reductions in 2011 and 2013 include $1.3 million and $0.8 million of reserves recorded at the Barnes Distribution Europe and Barnes Distribution North America businesses which were sold in the fourth quarter of 2011 and the second quarter of 2013, respectively.

Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2013, 2012 and 2011
(In thousands)

Valuation Allowance on Deferred Tax Assets:
Balance December 31, 2010	$30,036
Additions charged to income tax expense	93
Additions charged to other comprehensive income	466
Reductions credited to income tax expense	(1,628)
Changes due to foreign currency translation	(521)
Divestiture(1)	(11,765)
Balance December 31, 2011	16,681
Additions charged to income tax expense	2,154
Additions charged to other comprehensive income	205
Reductions credited to income tax expense	(1,676)
Changes due to foreign currency translation	728
Acquisition(2)	6,844
Balance December 31, 2012	24,936
Additions charged to income tax expense	473
Reductions charged to other comprehensive income	(547)
Reductions credited to income tax expense	(1,412)
Changes due to foreign currency translation	(849)
Divestiture(3)	(3,728)
Balance December 31, 2013	$18,873
________________

(1)	The reduction in 2011 reflects the valuation allowance recorded at the Barnes Distribution Europe businesses which were sold in the fourth quarter of 2011.

(2)	The increase in 2012 reflects the valuation allowance recorded at the Synventive business which was acquired in the third quarter of 2012.

(3)	The reduction in 2013 reflects the valuation allowance adjustment to Discontinued Operations as it relates to the sale of the Barnes Distribution North America Business.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 25, 2014

BARNES GROUP INC.

By	/S/ PATRICK J. DEMPSEY
Patrick J. Dempsey
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the above date by the following persons on behalf of the Company in the capacities indicated.

/S/ PATRICK J. DEMPSEY
Patrick J. Dempsey
President and Chief Executive Officer
(Principal Executive Officer), and Director

/S/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr.
Senior Vice President, Finance
Chief Financial Officer
(Principal Financial Officer)

/S/ MARIAN ACKER
Marian Acker
Vice President, Controller
(Principal Accounting Officer)

/S/ THOMAS O. BARNES
Thomas O. Barnes
Director

/S/ THOMAS J. ALBANI
Thomas J. Albani
Director

/S/ JOHN W. ALDEN
John W. Alden
Director

/S/ GARY G. BENANAV
Gary G. Benanav
Director

/S/ WILLIAM S. BRISTOW, JR.
William S. Bristow, Jr.
Director

/S/ FRANCIS J. KRAMER
Francis J. Kramer
Director

/S/ MYLLE H. MANGUM
Mylle H. Mangum
Director

/S/ HASSELL H. MCCLELLAN
Hassell H. McClellan
Director

/S/ WILLIAM J. MORGAN
William J. Morgan
Director

EXHIBIT INDEX

Barnes Group Inc.

Annual Report on Form 10-K
for the Year ended December 31, 2013

Exhibit No.	Description	Reference

2.1*	Share and Asset Purchase Agreement dated November 17, 2011 between the Company, Caramba Holding GmBH and Berner SE.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed by the Company on November 17, 2011.

2.2*	Stock Purchase Agreement dated as of July 16, 2012 among the Company, Synventive Acquisition Inc. ("Synventive"), the stock and option holders of Synventive, and Cetus Capital, LLC.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed by the Company on July 17, 2012.

2.3*	Asset Purchase Agreement dated February 22, 2013 between the Company and MSC Industrial Direct Co., Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2013.

2.4*	Share Purchase and Assignment Agreement dated September 30, 2013 among the Company, two of its subsidiaries, Otto Männer Holding AG (the "Seller"), and the three shareholders of Seller.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed by the Company on October 4, 2013.

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

Incorporated by reference to Exhibit 3.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2013.

3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to Form 8-K filed by the Company on May 6, 2013.

4.1	(i) Purchase Agreement among the Company and several initial purchasers named therein, dated March 6, 2007, relating to the Company’s 3.375% Convertible Senior Subordinated Notes due 2027.	Incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Company on March 7, 2007.

(ii) Indenture between the Company and The Bank of New York Trust Company, N.A., as Trustee under the Indenture, dated as of March 12, 2007, relating to the Company’s 3.375% Convertible Senior Subordinated Notes due 2027.
Incorporated by reference to Exhibit 4.3 to Form 8-K filed by the Company on March 12, 2007.

(iii) Resale Registration Rights Agreement between the Company and Banc of America Securities LLC, as Representative of the Initial Purchasers, dated as of March 12, 2007, relating to the Company’s 3.375% Convertible Senior Subordinated Notes due 2027.
Incorporated by reference to Exhibit 4.4 to Form 8-K filed by the Company on March 12, 2007.

4.2	(i) ISDA Master Agreement, dated as of March 6, 2008, between the Company and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 4.1(i) to the Company’s report on Form 10-Q for the quarter ended June 30, 2008.

	(ii) Schedule to Wells Fargo Bank, N.A. ISDA Master Agreement.	Incorporated by reference to Exhibit 4.1(ii) to the Company’s report on Form 10-Q for the quarter ended June 30, 2008.

10.1	(i) Fifth Amended and Restated Senior Unsecured Revolving Credit Agreement, dated September 27, 2011.	Incorporated by reference to Exhibit 4.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2013.

Exhibit No.	Description	Reference
	(ii) Amendment No. 2 and Joinder to Credit Agreement dated as of September 27, 2013 (amending Fifth Amended and Restated Senior Unsecured Revolving Credit Agreement, dated as of September 27, 2011).	Incorporated by reference to Exhibit 4.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2013.

10.2**	Barnes Group Inc. Management Incentive Compensation Plan, amended October 22, 2008.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-K for the year ended December 31, 2008.

10.3**	Barnes Group Inc. Performance-Linked Bonus Plan for Selected Executive Officers, as amended February 8, 2011.	Incorporated by reference to Annex 1 to the Company's definitive proxy statement filed with the Securities and Exchange Commission on April 5, 2011.

10.4**	(i) Employment Agreement by and between the Company and Gregory F. Milzcik, as amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed by the Company on January 20, 2009.

	(ii) Transition and Resignation Agreement between the Company and Gregory F. Milzcik, dated February 22, 2013.	Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended March 31, 2013.

	(iii) Release by Gregory F. Milzcik, dated May 3, 2013.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2013.

10.5**	(i) Offer Letter between the Company and Patrick Dempsey, dated February 22, 2013.	Incorporated by reference to Exhibit 10.3 to the Company's report on Form 10-Q for the quarter ended March 31, 2013.

	(ii) Employee Non-Disclosure, Non-Competition, Non-Solicitation and Non-Disparagement Agreement between the Company and Patrick J. Dempsey, dated February 27, 2013.	Incorporated by reference to Exhibit 10.4 to the Company's report on Form 10-Q for the quarter ended March 31, 2013.

10.6**	(i) Amendment to Offer Letter to Christopher J. Stephens, Jr., dated June 7, 2013.	Incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended June 30, 2013.

	(ii) Amendment to Amended Offer Letter to Christopher J. Stephens, Jr., dated February 12, 2014.	Filed with this report.

10.7**	Barnes Group Inc. Retirement Benefit Equalization Plan, as amended and restated effective January 1, 2013	Incorporated by reference to Exhibit 10.39(ii) to the Company’s report on Form 10-K for the year ended December 31, 2012.

10.8**	(i) Barnes Group Inc. Supplemental Senior Officer Retirement Plan, as amended and restated effective January 1, 2009.	Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-K for the year ended December 31, 2008.

	(ii) Amendment to the Barnes Group Inc. Supplemental Senior Officer Retirement Plan dated December 30, 2009.	Incorporated by reference to Exhibit 10.3(ii) to the Company’s report on Form 10-K for the year ended December 31, 2009.

10.9**	(i) Amended and Restated Supplemental Executive Retirement Plan effective April 1, 2012.	Incorporated by reference to Exhibit 10.6(ii) to the Company’s report on Form 10-K for the year ended December 31, 2011.

	(ii) Amendment 2013-1 to the Barnes Group Inc. Supplemental Executive Retirement Plan dated July 23, 2013.	Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q for the quarter ended June 30, 2013.

10.10**	Barnes Group Inc. Senior Executive Enhanced Life Insurance Program, as amended and restated effective April 1, 2011.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2011.

10.11**	Barnes Group Inc. Enhanced Life Insurance Program, as amended and restated effective April 1, 2011.	Incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-Q for the quarter ended March 30, 2011.

Exhibit No.	Description	Reference

10.12**	Barnes Group Inc. Executive Group Term Life Insurance Program effective April 1, 2011.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on June 19, 2012.

10.13**	Form of Barnes Group Inc. Stock and Incentive Award Plan Performance Unit Award Agreement dated as of February 8, 2010.	Incorporated by reference to Exhibit 10.9 to the Company’s report on Form 10-K for the year ended December 31, 2011.

10.14**	Form of Barnes Group Inc. Executive Officer Severance Agreement, as amended March 31, 2010.	Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2010.

10.15**	Barnes Group Inc. Executive Separation Pay Plan, as amended and restated effective January 1, 2012.	Incorporated by reference to Exhibit 10.11(ii) to the Company’s report on Form 10-K for the year ended December 31, 2011.

10.16**	(i) Trust Agreement between the Company and Fidelity Management Trust Company (Barnes Group 2009 Deferred Compensation Plan) dated September 1, 2009.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2009.

	(ii) Amended and Restated Barnes Group 2009 Deferred Compensation Plan effective as of April 1, 2012.	Incorporated by reference to Exhibit 10.12(iv) to the Company’s report on Form 10-K for the year ended December 31, 2011.

10.17**	Barnes Group Inc. Non-Employee Director Deferred Stock Plan, as amended and restated December 31, 2008.	Incorporated by reference to Exhibit 10.5 to the Company’s report on Form 10-K for the year ended December 31, 2008.

10.18**	Barnes Group Inc. Directors’ Deferred Compensation Plan, as amended and restated December 31, 2008.	Incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-K for the year ended December 31, 2008.

10.19**	Form of Amended and Restated Contingent Dividend Equivalent Rights Agreement for officers.	Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2008.

10.20**	Barnes Group Inc. Trust Agreement for Specified Plans.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2010.

10.21**	Form of Incentive Compensation Reimbursement Agreement between the Company and certain Officers.	Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2010.

10.22**	Form of Indemnification Agreement between the Company and its Officers and Directors.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2010.

10.23**	1991 Barnes Group Stock Incentive Plan, as amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-K for the year ended December 31, 2008.

10.24**	Barnes Group Inc. Amended Employee Stock and Ownership Program as further amended.	Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended March 31, 2003.

10.25**	(i) Barnes Group Inc. Stock and Incentive Award Plan, as amended December 31, 2008.	Incorporated by reference to Exhibit 10.15 to the Company’s report on Form 10-K for the year ended December 31, 2008.

	(ii) Barnes Group Inc. Stock and Incentive Award Plan, as amended March 15, 2010.	Incorporated by reference to Annex 1 to the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission on April 5, 2010.

	(iii) Exercise of Authority Relating to the Stock and Incentive Award Plan, dated March 3, 2009.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2009.

Exhibit No.	Description	Reference

	(iv) Amendment 2010-1 approved on December 9, 2010 to the Barnes Group Inc. Stock and Incentive Award Plan as amended March 15, 2010.	Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2010.

10.26**
Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant and Restricted Stock Unit Agreement for Directors dated as of February 8, 2011 (for non-management directors).
Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2011.

10.27**	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant and Restricted Stock Unit Agreement for Directors dated February 8, 2012 (for non-management directors).	Incorporated by reference to Exhibit 10.38 to the Company’s report on Form 10-K for the year ended December 31, 2011.

10.28**	Form of Non-Qualified Stock Option Agreement for employees grade 21 and up.	Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2008.

10.29**	Form of Barnes Group Inc. Stock and Incentive Award Plan Stock Option Summary of Grant and Stock Option Agreement for employees in grade 21 and up dated as of February 8, 2011.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2011.

10.30**	Form of Amended and Restated Restricted Stock Unit Award Agreement for employees grade 21 and up.	Incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2008.

10.31**	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant and Restricted Stock Unit Agreement for employees grade 21 and up dated as of February 8, 2011.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2011.

10.32**	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant for Employees and Restricted Stock Unit Agreement dated February 8, 2012.	Incorporated by reference to Exhibit 10.37 to the Company’s report on Form 10-K for the year ended December 31, 2011.

10.33**	Form of Barnes Group Inc. Stock and Incentive Award Plan Amended and Restated Performance Share Award Agreement for Officers.	Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31, 2008.

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

10.36**
Form of Barnes Group Inc. Stock and Incentive Award Plan Performance Share Award Summary of Grant and Performance Share Award Agreement for Officers and Other Individuals as Designated by the Compensation and Management Development Committee dated as of February 11, 2014.
Filed with this report.

10.37**	Form of Non-Qualified Stock Option Agreement for CEO (Gregory Milzcik).	Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2008.

10.38**	Form of Amended and Restated Restricted Stock Unit Award Agreement for CEO (Gregory Milzcik).	Incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2008.

Exhibit No.	Description	Reference

10.39**	Form of Amended and Restated Performance Share Award Agreement for CEO (Gregory Milzcik).	Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2008.

10.40**	Form of Amended and Restated Contingent Dividend Equivalent Rights Agreement for CEO (Gregory Milzcik).	Incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2008.

21	List of Subsidiaries.	Filed with this report.

23	Consent of Independent Registered Public Accounting Firm.	Filed with this report.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.

101.INS	XBRL Instance Document.	Filed with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed with this report.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with this report.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with this report.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with this report.
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