Form 10-Q
period 2014-03-31
BARNES GROUP INC
filed 2014-04-28
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

The registrant had outstanding 54,205,461 shares of common stock as of April 24, 2014.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended March 31, 2014

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” under Part I - Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2014	2013
Net sales	$312,099	$263,545

Cost of sales	214,557	177,715
Selling and administrative expenses	62,418	60,875
	276,975	238,590
Operating income	35,124	24,955

Interest expense	3,319	4,357
Other expense (income), net	234	966
Income from continuing operations before income taxes	31,571	19,632
Income taxes	8,819	4,199
Income from continuing operations	22,752	15,433
Loss from discontinued operations, net of income taxes (Note 2)	—	(1,961)
Net income	$22,752	$13,472

Per common share:
Basic:
Income from continuing operations	$0.42	$0.29
Loss from discontinued operations, net of income taxes	—	(0.04)
Net income	$0.42	$0.25
Diluted:
Income from continuing operations	$0.41	$0.28
Loss from discontinued operations, net of income taxes	—	(0.04)
Net income	$0.41	$0.24
Dividends	$0.11	$0.10

Weighted average common shares outstanding:
Basic	54,650,481	54,739,465
Diluted	55,972,753	55,524,560

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2014	2013
Net income	$22,752	$13,472
Other comprehensive (loss) income, net of tax
Unrealized (loss) income on hedging activities, net of tax (1)	(27)	427
Foreign currency translation adjustments, net of tax (2)	(5,948)	(14,505)
Defined benefit pension and other postretirement benefits, net of tax (3)	(5,870)	2,410
Total other comprehensive loss, net of tax	(11,845)	(11,668)
Total comprehensive income	$10,907	$1,804

(1) Net of tax of $14 and $188 for the three months ended March 31, 2014 and 2013, respectively.

(2) Net of tax of $(198) and $(101) for the three months ended March 31, 2014 and 2013, respectively.

(3) Net of tax of $(3,787) and $2,838 for the three months ended March 31, 2014 and 2013, respectively.

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$61,411	$70,856
Accounts receivable, less allowances (2014 - $2,729; 2013 - $3,438)	291,703	258,664
Inventories	210,212	211,246
Deferred income taxes	14,874	18,226
Prepaid expenses and other current assets	19,958	18,204
Total current assets	598,158	577,196

Deferred income taxes	869	2,314

Property, plant and equipment	699,195	686,537
Less accumulated depreciation	(392,026)	(383,979)
	307,169	302,558

Goodwill	645,604	649,697
Other intangible assets, net	523,002	534,293
Other assets	59,865	57,615
Total assets	$2,134,667	$2,123,673

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$1,636	$1,074
Accounts payable	98,421	88,721
Accrued liabilities	129,589	154,514
Long-term debt - current	56,615	56,009
Total current liabilities	286,261	300,318

Long-term debt	503,076	490,341
Accrued retirement benefits	90,319	80,884
Deferred income taxes	91,250	94,506
Other liabilities	15,058	16,210

Commitments and contingencies (Note 15)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2014 - 60,742,629 shares; 2013 - 60,306,128 shares)	607	603
Additional paid-in capital	401,675	390,347
Treasury stock, at cost (2014 - 6,622,624 shares; 2013 - 6,389,267 shares)	(165,501)	(156,649)
Retained earnings	897,823	881,169
Accumulated other non-owner changes to equity	14,099	25,944
Total stockholders' equity	1,148,703	1,141,414
Total liabilities and stockholders' equity	$2,134,667	$2,123,673

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2014	2013
Operating activities:
Net income	$22,752	$13,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,782	16,499
Amortization of convertible debt discount	731	582
Loss (gain) on disposition of property, plant and equipment	78	(54)
Stock compensation expense	1,865	12,657
Withholding taxes paid on stock issuances	(463)	(720)
Changes in assets and liabilities:
Accounts receivable	(32,802)	(16,347)
Inventories	802	(968)
Prepaid expenses and other current assets	(2,763)	(235)
Accounts payable	9,676	7,144
Accrued liabilities	(3,131)	(16,679)
Deferred income taxes	3,834	485
Long-term retirement benefits	(4,964)	801
Other	580	1,020
Net cash provided by operating activities	16,977	17,657

Investing activities:
Proceeds from disposition of property, plant and equipment	382	44
Capital expenditures	(15,074)	(10,050)
Other	(467)	(1,420)
Net cash used by investing activities	(15,159)	(11,426)

Financing activities:
Net change in other borrowings	559	8,737
Payments on long-term debt	(26,151)	(6,245)
Proceeds from the issuance of long-term debt	39,283	21,000
Payment of assumed liability to Otto Männer Holding AG	(19,796)	—
Proceeds from the issuance of common stock	7,262	2,677
Common stock repurchases	(8,389)	(12,856)
Dividends paid	(5,971)	(5,443)
Excess tax benefit on stock awards	2,246	506
Other	(76)	(53)
Net cash (used) provided by financing activities	(11,033)	8,323

Effect of exchange rate changes on cash flows	(230)	(1,038)
(Decrease) increase in cash and cash equivalents	(9,445)	13,516
Cash and cash equivalents at beginning of period	70,856	86,356
Cash and cash equivalents at end of period	$61,411	$99,872

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data.)
(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income, comprehensive income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2013 has been derived from the 2013 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

In the second quarter of 2013, the Company completed the sale of its Barnes Distribution North America business ("BDNA") to MSC Industrial Direct Co., Inc. ("MSC"). The results of these operations are segregated and presented as discontinued operations in the Consolidated Financial Statements. See Note 2.

2. Discontinued Operations

Barnes Distribution North America

In April 2013, the Company completed the sale of BDNA to MSC pursuant to the terms of an Asset Purchase Agreement between the Company and MSC. The total cash consideration received for BDNA through March 31, 2014 was $538,942, net of transaction costs and closing adjustments paid. The net after-tax proceeds were $420,190 after consideration of certain post closing adjustments, transaction costs and income taxes. The Company made estimated income tax payments related to the gain on sale during 2013 and has recorded an income tax receivable of $12,608 in the Consolidated Balance Sheet as of March 31, 2014 and December 31, 2013.

Barnes Distribution Europe

In December 2011, the Company sold substantially all of the assets of its Barnes Distribution Europe ("BDE") business to Berner SE (the "Purchaser") in a cash transaction pursuant to the terms of a Share and Asset Purchase Agreement ("SPA") among the Company, the Purchaser, and their respective relevant subsidiaries dated November 17, 2011. The Company received gross proceeds of $33,358, which represents the initial stated purchase price, and yielded net cash proceeds of $22,492 after consideration of cash sold, transaction costs paid and closing adjustments. The final amount of proceeds from the sale of the BDE business was subject to post-closing adjustments that were reflected in discontinued operations in periods subsequent to the disposition. The income from operations of discontinued businesses for 2013 includes a final settlement of a retained liability related to BDE.

As required by the terms of the SPA, the Company was required to place €9,000 of the proceeds in escrow to be used for any settlement of general representation and warranty claims. Absent a breach of warranty claim, the funds would be released from escrow on August 31, 2012 unless there were any then pending claims. Cash related to a pending claim would remain in escrow until a final determination of the claim had been made. On August 17, 2012, the Purchaser provided a notice of breach of various warranties to the Company.  The Company rejected the Purchaser's notice and demanded release of the full escrow effective August 31, 2012.  The Purchaser refused to release the full escrow, and only €3,900 plus interest was released whereas €5,100 ($7,014 at March 31, 2014) plus interest remains in escrow. The Company objected to the retention of the escrow and expects to prevail in this matter. The Company has recorded the restricted cash in other assets at March 31, 2014 and December 31, 2013.

The below amounts related to the BDE business and BDNA were derived from historical financial information. The amounts have been segregated from continuing operations and reported as discontinued operations within the consolidated financial statements.

	Three months ended March 31,
	2014	2013
Net sales	$—	$75,821
Loss before income taxes	—	(1,778)
Income tax expense	—	183
Loss from operations of discontinued businesses, net of income taxes	—	(1,961)
(Loss) gain on transaction	—	—
Income tax (expense) benefit on sale	—	—
(Loss) gain on the sale of businesses, net of income taxes	—	—
Loss from discontinued operations, net of income taxes	$—	$(1,961)

3. Acquisitions

During 2013, the Company completed the acquisition of the Männer Business, a German company based in Bahlingen, Germany. The following table reflects the unaudited pro forma operating results of the Company for the three months ended March 31, 2013, which gives effect to the acquisition of the Männer Business as if it had occurred on January 1, 2012. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2012, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and the Männer Business adjusted for certain items including depreciation and amortization expense associated with the assets acquired and the Company’s expense related to financing arrangements, with the related tax effects. The pro forma information does not include the effects of any synergies or cost reduction initiatives related to the acquisition.

(Unaudited Pro Forma) Three months ended March 31, 2013
Net sales	$286,834
Income from continuing operations	17,929
Net income	15,968

Per common share:
Basic:
Income from continuing operations	$0.32
Net income	$0.29
Diluted:
Income from continuing operations	$0.32
Net income	$0.28

4. Net Income Per Common Share

For the purpose of computing diluted income from continuing operations and net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans and convertible senior subordinated notes. For the purpose of computing diluted income from continuing operations and net income per common share, the weighted-average number of common shares outstanding was increased by 1,322,272 and 785,095 for the three-month periods ended March 31, 2014 and 2013, respectively, to account for the potential dilutive effect of stock-based incentive plans and convertible senior subordinated notes. There were no adjustments to income from continuing operations or net income for the purposes of computing income available to common stockholders for those periods.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three-month periods ended March 31, 2014 and 2013, the Company excluded 92,049 and 366,349 stock options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options would have been anti-dilutive.

The Company granted 86,300 stock options, 93,989 restricted stock unit awards and 84,654 performance share awards in February 2014 as part of its annual grant awards. All of the stock options and the restricted stock unit awards vest upon meeting certain service conditions. The restricted stock unit awards are included in basic average common shares outstanding as they contain nonforfeitable rights to dividend payments. The performance share awards are part of a long-term Relative Measure program, which is designed to assess the Company's performance relative to the performance of companies included in the Russell 2000 Index over the three-year term of the program ending December 31, 2016. The performance goals are independent of each other and based on three metrics: the Company's total shareholder return ("TSR"), basic earnings per share growth and operating income before depreciation and amortization growth (weighted equally). The participants can earn from zero to 250% of the target award and the award includes a forfeitable right to dividend equivalents, which are not included in the aggregate target award numbers. The fair value of the TSR portion of the performance share awards was determined using a Monte Carlo valuation method as the award contains a market condition.

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

The 3.375% convertible senior subordinated notes due in March 2027 (the “Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price as of March 31, 2014 was $28.31 per share of common stock. The dilutive effect of the Notes is determined based on the average closing price of the Company's stock for the last 30 trading days of the quarter as compared to the conversion price of the Notes. Under the net share settlement method, there were 512,453 potential shares issuable under the Notes that were considered dilutive for the three-month period ended March 31, 2014. There were no potential shares issuable under the Notes for the three-month period ended March 31, 2013 as the Notes would have been anti-dilutive.

5. Inventories

The components of inventories consisted of:

	March 31, 2014	December 31, 2013
Finished goods	$81,406	$85,033
Work-in-process	76,152	71,982
Raw material and supplies	52,654	54,231
	$210,212	$211,246

6. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended March 31, 2014:

	Industrial	Aerospace	Total Company
January 1, 2014	$618,911	$30,786	$649,697
Foreign currency translation	(4,093)	—	(4,093)
March 31, 2014	$614,818	$30,786	$645,604

Other Intangible Assets:
Other intangible assets consisted of:

		March 31, 2014		December 31, 2013
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs (RSPs)	Up to 30	$293,700	$(66,393)	$293,700	$(64,220)
Component Repair Program	Up to 15	26,639	(247)	26,639	—
Customer lists/relationships	10-15	183,406	(21,515)	183,406	(18,293)
Patents and technology	7-14	62,972	(16,296)	62,972	(14,210)
Trademarks/trade names	5-30	11,950	(7,868)	11,950	(7,628)
Other	Up to 15	19,292	(11,736)	19,292	(9,868)
		597,959	(124,055)	597,959	(114,219)
Unamortized intangible asset:
Trade name		36,900		36,900
Foreign currency translation		12,198	—	13,653	—
Other intangible assets		$647,057	$(124,055)	$648,512	$(114,219)

Estimated amortization of intangible assets for future periods is as follows: 2014 - $39,000; 2015 - $33,000; 2016 - $32,000; 2017 - $32,000 and 2018 - $33,000.
7. Debt

The Company's debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios. The Company is in compliance with its financial covenants as of March 31, 2014, and continues to monitor its future compliance based on current and anticipated future economic conditions.

Long-term debt and notes and overdrafts payable at March 31, 2014 and December 31, 2013 consisted of:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.375% Convertible Notes	$55,636	$76,114	$55,636	$76,569
Unamortized debt discount – 3.375% Convertible Notes	—	—	(731)	—
Revolving credit agreement	500,845	503,798	487,920	482,431
Borrowings under lines of credit and overdrafts	1,636	1,636	1,074	1,074
Other foreign bank borrowings	270	273	405	410
Capital leases	2,940	3,264	3,120	3,402
	561,327	585,085	547,424	563,886
Less current maturities	(58,251)		(57,083)
Long-term debt	$503,076		$490,341

As of March 20, 2014, the 3.375% Convertible Notes (Notes") are subject to redemption at their par value at any time, at the option of the Company. The note holders had the option to require the Company to redeem some or all of the Notes on April 11, 2014. As such, the balance of these Notes of $55,636 (par value) and the related deferred tax balances are classified as current in the accompanying balance sheet as of March 31, 2014. None of the Notes were redeemed by the note holders on April 11, 2014. The note holders may also require the Company to redeem some or all of the notes at their par value on March 15th of 2017 and 2022. The 3.375% Convertible Notes are also eligible for conversion upon meeting certain conditions as provided in the indenture agreement including the closing stock price for 20 of the last 30 trading days in the preceding quarter being greater than or equal to 130% of the conversion price (the "conversion price eligibility requirement"). The eligibility for conversion is determined quarterly. During the first quarter of 2014, the 3.375% Convertible Notes were not eligible for conversion. During the second quarter of 2014, the 3.375% Convertible Notes will be eligible for conversion due to meeting the conversion price eligibility requirement and on March 20, the Company formally notified the note holders that they are entitled to convert the Notes. The first $1 of the conversion value of each note would be paid in cash and the additional conversion value, if any, would be paid in cash or common stock, at the option of the Company. The fair value of the Notes was determined using quoted market prices that represent Level 2 observable inputs.

In September 2013, the Company entered into a second amendment to its fifth amended and restated revolving credit agreement (the "Amended Credit Agreement”) and retained Bank of America, N.A. as Administrative Agent for the lenders. The Amended Credit Agreement extended the maturity date of the debt facility by two years from September 2016 to September 2018 and includes an option to extend the maturity date for an additional year, subject to certain conditions. The Amended Credit Agreement added a new foreign subsidiary borrower in Germany, Barnes Group Acquisition GmbH, maintained the borrowing availability of the Company at $750,000 and adds an accordion feature to increase this amount to $1,000,000. The Company may exercise the accordion feature upon request to the Administrative Agent as long as an event of default has not occurred or is continuing. The borrowing availability of $750,000, pursuant to the terms of the Amended Credit Agreement, allows for Euro-denominated borrowings equivalent to $500,000. Euro-denominated borrowings are subject to foreign currency translation adjustments that are included within accumulated other non-owner changes to equity. Borrowings under the Amended Credit Agreement continue to bear interest at LIBOR plus a spread ranging from 1.10% to 1.70% depending on the Company's leverage ratio at prior quarter end. The Company paid fees and expenses of $1,261 in conjunction with executing the Amended Credit Agreement in 2013; such fees will be deferred and amortized into interest expense on the accompanying Consolidated Statements of Income through its maturity.

Borrowings and availability under the Amended Credit Agreement were $500,845 and $249,155, respectively, at March 31, 2014 and $487,920 and $262,080, respectively, at December 31, 2013. Borrowings included Euro-denominated borrowings of €109,100 ($150,045) at March 31, 2014 and €114,000 ($157,320) at December 31, 2013. The interest rate on these borrowings was 1.30% and 1.36% on March 31, 2014 and December 31, 2013, respectively. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings are valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

The Company's borrowing capacity remains limited by various debt covenants in the Amended Credit Agreement, certain of which were amended in September 2013. The Amended Credit Agreement requires the Company to maintain a ratio of Consolidated Senior Debt, as defined in the Amended Credit Agreement, to Consolidated EBITDA, as defined, of not more than 3.25 times at the end of each fiscal quarter ("Senior Debt Ratio"), a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times at the end of each fiscal quarter, and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25 times at the end of each fiscal quarter. The Amended Credit Agreement also provides that in connection with certain permitted acquisitions with aggregate consideration in excess of

$150,000, the Consolidated Senior Debt to EBITDA ratio and the Consolidated Total Debt to EBITDA ratio are permitted to increase to 3.50 times and 4.25 times, respectively, for a period of the four fiscal quarters ending after the closing of the acquisition. In October 2013, the Company completed the acquisition of the Männer Business, a permitted transaction pursuant to the terms of the Amended Credit Agreement. At March 31, 2014, the Company was in compliance with all financial covenants under the Amended Credit Agreement.

In addition, the Company has available approximately $15,000 in uncommitted short-term bank credit lines ("Credit Lines"), of which $1,000 was borrowed at March 31, 2014 at an interest rate of 2.12% and $1,000 was borrowed at December 31, 2013 at an interest rate of 2.13%. The Company had also borrowed $636 and $74 under overdraft facilities at March 31, 2014 and December 31, 2013, respectively. Repayments under the Credit Lines are due within seven days. Repayments of the overdrafts are generally due within two days. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company also has other foreign bank borrowings. The fair value of the foreign bank borrowings are based on observable Level 2 inputs. These instruments are valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

The Company holds capital leases within the Männer Business that was acquired in October 2013. The fair value of the capital leases are based on observable Level 2 inputs. These instruments are valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

8. Business Reorganization

On March 14, 2014, the Company authorized the closure of production operations ("Saline operations") at its Associated Spring facility located in Saline, Michigan ("the Closure").  Saline operations, which include approximately 50 employees, primarily manufacture certain automotive engine valve springs, a highly commoditized product.  Based on changing market dynamics and increased customer demands for commodity pricing, several customers advised the Company of their intent to transition these specific springs to other suppliers, which led to the decision of the Closure.  The Closure is expected to be completed mid-year 2014. The Company recorded restructure and related costs of $2,750. This balance included $2,112 of employee termination costs, primarily severance expense of $1,174 and defined benefit pension and other postretirement plan ("the "Plans") costs related to the accelerated recognition of actuarial losses and special termination benefits, and $638 of other Closure costs, primarily related to asset write-downs. The severance liability of $1,174 was included within accrued liabilities as of March 31, 2014. See Note 11 of the Consolidated Financial Statements for costs associated with the Plans that were impacted by the Closure. The Company also expects to incur additional costs of approximately $5,000 in 2014 related to the Closure. Closure costs are recorded primarily within Cost of Sales in the accompanying Consolidated Statements of Income and are reflected in the results of the Industrial segment.
The following table sets forth the change in the liability for the 2014 employee termination actions:

January 1, 2014	$—
Employee termination benefit costs	1,174
Payments	—
March 31, 2014	$1,174
The balance is expected to be paid in 2014.

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

Financial instruments have been used by the Company to hedge its exposure to fluctuations in interest rates. In 2012, the Company entered into five-year interest rate swap agreements transacted with three banks which together convert the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.03% plus the borrowing spread. These interest rate swap agreements were accounted for as cash flow hedges.

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

The following table sets forth the fair value amounts of derivative instruments held by the Company.

	March 31, 2014		December 31, 2013
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(258)	$—	$(370)
Foreign exchange contracts	—	(443)	—	(318)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	37	(296)	543	(67)
Total derivatives	$37	$(997)	$543	$(755)

Asset derivatives are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Liability derivatives related to interest rate contracts and foreign exchange contracts are recorded in other liabilities and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

The following table sets forth the gain (loss), net of tax, recorded in accumulated other non-owner changes to equity for the three-month periods ended March 31, 2014 and 2013 for derivatives held by the Company and designated as hedging instruments.

	Three months ended March 31,
	2014	2013
Cash flow hedges:
Interest rate contracts	$71	$156
Foreign exchange contracts	(98)	271
	$(27)	$427

Amounts included within accumulated other non-owner changes to equity that were reclassified to expense during the first three months of 2014 and 2013 related to the interest rate swaps resulted in a fixed rate of interest of 1.03% plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings. The amounts reclassified for the foreign exchange contracts were not material in any period presented. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the three- month periods ended March 31, 2014 and 2013.

The following table sets forth the (losses) recorded in other expense (income), net in the consolidated statements of income for the three- month periods ended March 31, 2014 and 2013 for non-designated derivatives held by the Company. Such amounts were substantially offset by gains (losses) recorded on the underlying hedged asset or liability.

	Three months ended March 31,
	2014	2013
Foreign exchange contracts	$(747)	$(3,906)

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

Level 3	Unobservable inputs for the asset or liability

The following table provides the financial assets and financial liabilities reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Asset derivatives	$37	$—	$37	$—
Liability derivatives	(997)	—	(997)	—
Bank acceptances	5,174	—	5,174	—
Rabbi trust assets	2,053	2,053	—	—
	$6,267	$2,053	$4,214	$—

December 31, 2013
Asset derivatives	$543	$—	$543	$—
Liability derivatives	(755)	—	(755)	—
Bank acceptances	6,461	—	6,461	—
Rabbi trust assets	1,975	1,975	—	—
	$8,224	$1,975	$6,249	$—

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

11. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three months ended March 31,
Pensions	2014	2013
Service cost	$1,255	$1,984
Interest cost	5,438	4,987
Expected return on plan assets	(8,570)	(8,276)
Amortization of prior service cost	177	203
Amortization of actuarial losses	1,962	4,075
Curtailment loss	219	199
Special termination benefits	715	—
Net periodic benefit cost	$1,196	$3,172

	Three months ended March 31,
Other Postretirement Benefits	2014	2013
Service cost	$52	$77
Interest cost	559	543
Amortization of prior service credit	(217)	(395)
Amortization of actuarial losses	216	290
Curtailment loss	4	—
Net periodic benefit cost	$614	$515

Curtailment losses and special termination benefits during the first three months of 2014 and 2013 relate to certain defined benefit pension and other postretirement benefit plans that were impacted by the closure of production operations at the Associated Spring facility located in Saline, Michigan and the completed sale of Barnes Distribution North America ("BDNA"), respectively. Amounts related to BDNA have been segregated from continuing operations and reported as discontinued operations within the Consolidated Financial Statements during the first three months of 2013.

The Company contributed to a multi-employer defined benefit pension plan under the terms of a collective bargaining agreement. This multi-employer plan provides pension benefits to certain former union-represented employees of the Edison, New Jersey facility at BDNA. The Company determined that a withdrawal from this multi-employer plan, following its entry into a definitive agreement to sell BDNA in February 2013, was probable. The Company estimated its assessment of a withdrawal liability, on a pre-tax discounted basis, and recorded a liability of $2,788 during the first quarter of 2013. The expense was recorded within discontinued operations. The Company completed the sale of BDNA and ceased making contributions into the multi-employer plan during the second quarter of 2013. The Company settled the withdrawal liability in the fourth quarter of 2013, with the agreed-upon settlement payment being made during the first quarter of 2014.

12. Income Taxes

The Company's effective tax rate from continuing operations for the first quarter of 2014 was 27.9% compared with 21.4% in the first quarter of 2013 and 32.8% for the full year 2013 which includes the impact of $16,428 of tax expense related to the April 16, 2013 U.S. Court Decision (see Note 15 of the Consolidated Financial Statements). Excluding the impact of the U.S. Tax Court Decision, the Company's effective tax rate from continuing operations for full year 2013 was 17.5%. The increase in the first quarter 2014 effective tax rate from the full year 2013 rate, as adjusted for the U.S. Tax Court Decision, is primarily due to the a change in the mix of earnings attributable to higher-taxing jurisdictions or jurisdictions where losses cannot be benefited in 2014, the expiration of certain tax holidays and the increase in planned repatriation of a portion of current foreign earnings to the U.S.

The Aerospace and Industrial segments were previously awarded international tax holidays. All of the tax holidays for which the Company currently receives benefit are expected to expire in 2014 through 2016.

13. Changes in Accumulated Other Comprehensive Income by Component

The following table sets forth the changes in accumulated other comprehensive income, net of tax, by component for the three-month periods ended March 31, 2014 and March 31, 2013:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2014	$(519)	$(73,273)	$99,736	$25,944
Other comprehensive income before reclassifications to consolidated statements of income	(146)	(7,419)	(5,948)	(13,513)
Amounts reclassified from accumulated other comprehensive (loss) income to the consolidated statements of income	119	1,549	—	1,668
Net current-period other comprehensive loss	(27)	(5,870)	(5,948)	(11,845)
March 31, 2014	$(546)	$(79,143)	$93,788	$14,099

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2013	$(432)	$(146,441)	$80,121	$(66,752)
Other comprehensive income before reclassifications to consolidated statements of income	525	(388)	(14,505)	(14,368)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	(98)	2,798	—	2,700
Net current-period other comprehensive income (loss)	427	2,410	(14,505)	(11,668)
March 31, 2013	$(5)	$(144,031)	$65,616	$(78,420)

The following table sets forth the reclassifications out of accumulated other comprehensive income by component for the three- periods ended March 31, 2014 and March 31, 2013:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	Three months ended March 31, 2014	Three months ended March 31, 2013
Gains and losses on cash flow hedges
Interest rate contracts	$(217)	$(199)	Interest expense
Foreign exchange contracts	22	284	Net sales
	(195)	85	Total before tax
	76	13	Tax benefit
	(119)	98	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service credits, net	$40	$192	(A)
Amortization of actuarial losses	(2,178)	(4,365)	(A)
Curtailment loss (net)	(223)	(199)	(A)
	(2,361)	(4,372)	Total before tax
	812	1,574	Tax benefit
	(1,549)	(2,798)	Net of tax
Total reclassifications in the period	$(1,668)	$(2,700)
(A) These accumulated other comprehensive income components are included within the computation of net periodic pension cost. See Note 11.

14. Information on Business Segments

The Company is organized based upon the nature of its products and services. Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The Company has not aggregated operating segments for purposes of identifying reportable segments.

The Industrial segment is a global manufacturer of highly-engineered, high-quality precision parts, products and systems for critical applications serving a diverse customer base in end-markets such as transportation, industrial equipment, consumer products, packaging, electronics, medical devices, and energy. Focused on innovative custom solutions, Industrial participates in the design phase of components and assemblies whereby the customers receive the benefits of application and systems engineering, new product development, testing and evaluation, and the manufacturing of final products. Industrial designs and manufactures customized hot runner systems and precision mold assemblies - the enabling technologies for many complex injection molding applications. It is a leading manufacturer and supplier of precision mechanical products, including precision mechanical springs and nitrogen gas products. Industrial also manufactures high-precision punched and fine-blanked components used in transportation and industrial applications, nitrogen gas springs and manifold systems used to precisely control stamping presses, and retention rings that position parts on a shaft or other axis. Industrial is equipped to produce virtually every type of precision spring, from fine hairsprings for electronics and instruments to large heavy-duty springs for machinery.

The Aerospace segment produces precision-machined and fabricated components and assemblies for original equipment manufacturer ("OEM") turbine engine, airframe and industrial gas turbine builders throughout the world, and the military. Aerospace also provides jet engine component overhaul and repair ("MRO") services for many of the world's major turbine engine manufacturers, commercial airlines and the military. MRO activities include the manufacture and delivery of aerospace aftermarket spare parts, including the RSPs under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program, and component repairs.

The following tables set forth information about the Company's operations by its two reportable segments:

	Three months ended March 31,
	2014	2013
Net sales
Industrial	$203,888	$165,502
Aerospace	108,212	98,045
Intersegment sales	(1)	(2)
Total net sales	$312,099	$263,545

Operating profit
Industrial	$19,374	$14,609
Aerospace	15,750	10,346
Total operating profit	35,124	24,955
Interest expense	3,319	4,357
Other expense (income), net	234	966
Income from continuing operations before income taxes	$31,571	$19,632

	March 31, 2014	December 31, 2013
Assets
Industrial	$1,421,029	$1,410,400
Aerospace	576,336	567,080
Other (A)	137,302	146,193
Total assets	$2,134,667	$2,123,673

(A) "Other" assets include corporate-controlled assets, the majority of which are cash and deferred tax assets.

15. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not material as of March 31, 2014 and December 31, 2013.

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

The case arose out of an Internal Revenue Service (“IRS”) audit for the tax years 2000 through 2002. The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries. The Company filed an administrative protest of these adjustments. In the third quarter of 2009, the Company was informed that its protest was denied and a tax assessment was received from the Appeals Office of the IRS. Subsequently, in November 2009, the Company filed a petition against the IRS in the United States Tax Court, contesting the tax assessment. A trial was held and all briefs were filed in 2012. In April 2013 the Tax Court Decision was then issued rendering an unfavorable decision against the Company and imposing penalties. As a result of the unfavorable Tax Court Decision, the Company recorded an additional tax charge during 2013 for $16,428.

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

16. Accounting Changes

In July 2013, the Financial Accounting Standards Board (FASB) issued guidance related to the financial statement presentation of an unrecognized tax benefit when certain tax losses or tax credit carryforwards exist. This guidance requires that companies present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The provisions of the amended guidance were effective for the Company, and adopted, in the first quarter of 2014. The provisions did not have a material impact on the presentation of the Company's consolidated financial statements.

__________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month periods ended March 31, 2014 and 2013, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 28, 2014 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of March 31, 2014 and the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2014 and March 31, 2013 and the consolidated statements of cash flows for the three-month periods ended March 31, 2014 and March 31, 2013. This interim financial information is the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013, and the related consolidated statements of income and comprehensive income, of changes in stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2013, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP Hartford, Connecticut
April 28, 2014

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Please refer to the Overview in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The Annual Report on Form 10-K and other documents related to the Company are located on the Company's website: www.bginc.com.

First Quarter 2014 Highlights

In the first quarter of 2014, sales increased by $48.6 million, or 18.4% from the first quarter of 2013, to $312.1 million. This increase was driven primarily by a $38.0 million sales contribution from the Männer Business. Organic sales, driven by the Aerospace segment, increased by $9.8 million, or 3.7%. Organic growth within the Industrial segment declined slightly.

Operating income in the first quarter of 2014 increased 40.7% to $35.1 million from the first quarter of 2013 and operating margin increased from 9.5% to 11.3%. Operating income benefited from the profit contribution of both the Männer Business and increased organic sales, partially offset by $4.9 million of short-term purchase accounting adjustments related to the acquisition of the Männer Business and $2.8 million of pre-tax restructuring charges related to the closure of production operations at the facility in Saline, Michigan. Operating income during the first quarter of 2013 included $10.5 million of non-recurring stock compensation expenses related to the modification of outstanding equity awards granted to the former Chief Executive Officer ("CEO transition costs").

In March 2014, the Company authorized the closure of production operations ("Saline operations") at its Associated Spring facility located in Saline, Michigan ("the Closure"). The Saline operations primarily manufacture certain automotive engine valve springs. The Closure is expected to be completed mid-year 2014.

RESULTS OF OPERATIONS

Net Sales

	Three months ended March 31,
(in millions)	2014	2013	Change
Industrial	203.9	165.5	38.4	23.2%
Aerospace	$108.2	$98.0	$10.2	10.4%
Intersegment sales	—	—	—	—%
Total	$312.1	$263.5	$48.6	18.4%

The Company reported net sales of $312.1 million in the first quarter of 2014, an increase of $48.6 million or 18.4%, from the first quarter of 2013. The acquisition of the Männer Business in 2013 provided $38.0 million of net sales during the first quarter of 2014. Organic sales increased by $9.8 million, as $10.2 million of organic growth at Aerospace was partially offset by a decline of $0.4 million at Industrial. The weakening of the U.S. dollar against foreign currencies increased net sales by approximately $0.8 million.

Expenses and Operating Income

	Three months ended March 31,
(in millions)	2014	2013	Change
Cost of sales	$214.6	$177.7	$36.8	20.7%
% sales	68.8%	67.4%
Gross profit (1)	$97.5	$85.8	$11.7	13.6%
% sales	31.2%	32.6%
Selling and administrative expenses	$62.4	$60.9	$1.5	2.5%
% sales	20.0%	23.1%
Operating income	$35.1	$25.0	$10.2	40.7%
% sales	11.3%	9.5%
(1) Sales less cost of sales.

Cost of sales in the first quarter of 2014 increased 20.7% from the 2013 period, while gross profit margin decreased from 32.6% in the 2013 period to 31.2% in the 2014 period. Gross margins declined at both Industrial and Aerospace. The acquisition of the Männer Business resulted in a higher percentage of sales being driven by Industrial during the 2014 period. Gross profit benefits from the Männer Business were partially offset by the $3.3 million of short-term purchase accounting adjustments related to the acquisition of the Männer Business and charges of $2.3 million related to the Closure of the Saline operations. Selling and administrative expenses in the first quarter of 2014 increased 2.5% from the 2013 period due primarily to the incremental operations of the Männer Business, $1.6 million of short-term purchase accounting adjustments related to the acquisition of the Männer Business and $0.5 million of charges related to the Closure of the Saline operations. As a percentage of sales, selling and administrative costs decreased from 23.1% in the first quarter of 2013 to 20.0% in the 2014 period as the 2013 period included CEO transition costs of $10.5 million. Operating income in the first quarter of 2014 increased 40.7% to $35.1 million from the first quarter of 2013 and operating income margin increased from 9.5% to 11.3%.

Interest expense
Interest expense decreased by $1.0 million in the first quarter of 2014 compared to the prior year amount, primarily the result of lower average borrowings under the Amended Credit Agreement.

Other expense (income), net
Other expense (income), net in the first quarter of 2014 was $0.2 million compared to $1.0 million in the first quarter of 2013. The decrease was primarily due to changes in foreign exchange net transaction losses during the period.

Income Taxes
The Company's effective tax rate from continuing operations for the first quarter of 2014 was 27.9% compared with 21.4% in the first quarter of 2013 and 32.8% for the full year 2013 which includes the impact of $16.4 million of tax expense related to the April 16, 2013 U.S. Tax Court Decision (see below). Excluding the impact of the U.S. Tax Court Decision, the Company's effective tax rate from continuing operations for full year 2013 was 17.5%. The increase in the first quarter 2014 effective tax rate from the full year 2013 rate, as adjusted for the U.S. Tax Court Decision, is primarily due to the a change in the mix of earnings attributable to higher-taxing jurisdictions or jurisdictions where losses cannot be benefited in 2014, the expiration of certain tax holidays and the increase in planned repatriation of a portion of current foreign earnings to the U.S.

The Aerospace and Industrial segments were previously awarded international tax holidays. All of the tax holidays for which the Company currently receives benefit are expected to expire in 2014 through 2016.

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

Discontinued Operations
In April 2013, the Company completed the sale of its Barnes Distribution North America business ("BDNA") to MSC Industrial Direct Co., Inc. ("MSC"). The results of BDNA were segregated and presented as discontinued operations during the first quarter of 2013. The Company recorded a $2.0 million loss from discontinued operations during the 2013 period. The loss relates to the income generated by the operations of BDNA, more than offset by transaction expenses associated with the BDNA sale, charges related to the pension plans held by BDNA and a final adjustment related to a retained liability at the Barnes Distribution Europe businesses. See Note 2 of the Consolidated Financial Statements.

Income and Income per Share

	Three months ended March 31,
(in millions, except per share)	2014	2013	Change
Income from continuing operations	$22.8	$15.4	$7.3	47.4%
Loss from discontinued operations, net of income taxes	—	(2.0)	2.0	NM
Net income	$22.8	$13.5	$9.3	68.9%
Per common share:
Basic:
Income from continuing operations	$0.42	$0.29	$0.13	44.8%
Loss from discontinued operations, net of income taxes	—	(0.04)	0.04	NM
Net income	$0.42	$0.25	$0.17	68.0%
Diluted:
Income from continuing operations	$0.41	$0.28	$0.13	46.4%
Loss from discontinued operations, net of income taxes	—	(0.04)	0.04	NM
Net income	$0.41	$0.24	$0.17	70.8%
Weighted average common shares outstanding:
Basic	54.7	54.7	—	(0.2)%
Diluted	56.0	55.5	0.4	0.8%

NM - Not meaningful

In the first quarter of 2014, basic and diluted income from continuing operations per common share increased 44.8% and 46.4%, respectively, from the first quarter of 2013. The increases were directly attributable to the increase in income from continuing operations for the period. Basic weighted average common shares outstanding decreased slightly due to the repurchase of 220,794 and 2,350,697 shares during 2014 and 2013, respectively, as part of the repurchase program. Diluted weighted average common shares outstanding increased as a result of an increase in the dilutive effect of potentially issuable shares given an increase in the Company's stock price and the modification of outstanding equity awards granted to the former Chief Executive Officer in the first quarter of 2013.

Financial Performance by Business Segment

Industrial

	Three months ended March 31,
(in millions)	2014	2013	Change
Sales	$203.9	$165.5	$38.4	23.2%
Operating profit	19.4	14.6	4.8	32.6%
Operating margin	9.5%	8.8%

Sales at Industrial were $203.9 million in the first quarter of 2014, a $38.4 million increase from the first quarter of 2013. The acquisition of the Männer Business in 2013 provided $38.0 million of sales. Organic sales declined by $0.4 million during the 2014 period. Sales benefited from foreign currency translation which increased sales by approximately $0.8 million as the U.S. dollar weakened against foreign currencies.

Operating profit in the first quarter of 2014 at Industrial was $19.4 million, an increase of $4.8 million from the first quarter of 2013. Operating profit benefited primarily from the profit contribution of the Männer Business, partially offset by $4.9 million of short-term purchase accounting adjustments related to the acquisition and $2.8 million of pre-tax restructuring charges related to the Closure of the Saline operations. Operating income during the first quarter of 2013 included CEO transition costs of $6.6 million that were allocated to the Industrial segment.

Outlook: In the Industrial manufacturing businesses, management is focused on generating organic sales growth through the introduction of new products and by leveraging the benefits of the diversified products and industrial end-markets in which its businesses have a global presence. The Company also remains focused on sales growth through acquisition and expanding geographic reach. Synventive, acquired in 2012, added new innovative products and services and has expanded the Company's global marketplace presence. The Männer Business, acquired in 2013, is expected to further provide additional differentiated products and services through the manufacture of high precision molds, valve gate hot runner systems, and system solutions for the medical/pharmaceutical, packaging, and personal care/health care industries. Our ability to generate sales growth is subject to economic conditions in the global markets served by all of our businesses. Order activity in certain end-markets may provide extended sales growth. Strategic investments in new technologies, manufacturing processes and product development are expected to provide incremental benefits in the long term.

Operating profit is largely dependent on the sales volumes and mix within all businesses of the segment. Management continues to focus on improving profitability through leveraging organic sales growth, acquisitions, pricing initiatives, and productivity and process improvements. Costs associated with increases in new product and process introductions, strategic investments and the integration of acquisitions may negatively impact operating profit.

Aerospace

	Three months ended March 31,
(in millions)	2014	2013	Change
Sales	$108.2	$98.0	$10.2	10.4%
Operating profit	15.8	10.3	5.4	52.2%
Operating margin	14.6%	10.6%

The Aerospace segment reported sales of $108.2 million in the first quarter of 2014, a 10.4% increase from the first quarter of 2013. Sales increased within the original equipment manufacturing ("OEM") business and the aftermarket business. Within aftermarket, a sales increase within the repair and overhaul business ("MRO") was partially offset by lower sales in the spare parts business. Increased sales within the OEM business reflected continued strength in demand for new engines, driven by increased commercial aircraft production. The aftermarket repair and overhaul sales growth was driven by increased levels of commercial engine maintenance.

Operating profit at Aerospace in the first quarter of 2014 increased 52.2% from the first quarter of 2013 to $15.8 million, driven primarily by the profit contributions of increased sales in the OEM and MRO businesses, partially offset by lower profits in the spare parts business. Operating income during the first quarter of 2013 included CEO transition costs of $3.9 million that were allocated to the segment. Operating margin increased from 10.6% in the 2013 period to 14.6% in the 2014 period.

Outlook: Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the worldwide economy and are supported by its order backlog through participation in certain strategic commercial and military engine and airframe programs. Backlog in this business was $544.9 million at March 31, 2014, of which approximately 61% is expected to be shipped in the next 12 months. The Aerospace OEM business may be impacted by adjustments of customer inventory levels, commodity availability and pricing, changes in the content levels on certain platforms, including insourcing, changes in production schedules of specific engine and airframe programs, as well as the pursuit of new programs. Sales levels in the Aerospace aftermarket repair and overhaul business are expected to be impacted by fluctuations in end-market demand and changes in customer insourcing. Management continues to believe its Aerospace aftermarket business is competitively positioned based on well-established long-term customer relationships, including maintenance and repair contracts in the repair and overhaul business and long-term RSP and Component Repair Program ("CRP"), expanded capabilities and current capacity levels.

Management is focused on growing operating profit at Aerospace primarily through leveraging organic sales growth, productivity initiatives, new product and process introductions and continued cost management. Operating profit is expected to be affected by the impact of changes in sales volume, mix and pricing, particularly as it relates to the highly profitable aftermarket RSP spare parts business, and investments made in each of its businesses. Management actively manages commodity price increases through pricing actions and other productivity initiatives. Costs associated with increases in new product and process introductions and the physical transfer of work to lower cost manufacturing regions may negatively impact operating profit.

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

The Company's ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow and working capital management, and anticipates that operating activities in 2014 will generate adequate cash. The Company closely monitors its cash generation, usage and preservation including the management of working capital to generate cash.

As of March 20, 2014, the 3.375% Convertible Notes ("Notes") are subject to redemption at their par value at any time, at the option of the Company. The note holders had the option to require the Company to redeem some or all of the Notes on April 11, 2014. As such, the balance of these Notes of $55,636 (par value) and the related deferred tax balances are classified as current in the accompanying balance sheet as of March 31, 2014. None of the Notes were redeemed by the note holders on April 11, 2014. The note holders may also require the Company to redeem some or all of the notes at their par value on March 15th of 2017 and 2022. The 3.375% Convertible Notes are also eligible for conversion upon meeting certain conditions as provided in the indenture agreement including the closing stock price for 20 of the last 30 trading days in the preceding quarter being greater than or equal to 130% of the conversion price (the "conversion price eligibility requirement"). The eligibility for conversion is determined quarterly. During the first quarter of 2014, the 3.375% Convertible Notes were not eligible for conversion. During the second quarter of 2014, the 3.375% Convertible Notes will be eligible for conversion due to meeting the conversion price eligibility requirement and on March 20, the Company formally notified the note holders that they are entitled to convert the Notes. The first $1 of the conversion value of each note would be paid in cash and the additional conversion value, if any, would be paid in cash or common stock, at the option of the Company. Payment on the 3.375% Convertible Notes, if required by note holders, is expected to be financed through internal cash, borrowings under its Credit Facility and the sale of debt securities, or a combination thereof.

In September 2013, the Company entered into a second amendment to its fifth amended and restated revolving credit agreement (the "Amended Credit Agreement”) and retained Bank of America, N.A. as Administrative Agent for the lenders. The Amended Credit Agreement extends the maturity date of the debt facility by two years from September 2016 to September 2018 and includes an option to extend the maturity date for an additional year, subject to certain conditions. The Amended Credit Agreement added a new foreign subsidiary borrower in Germany, Barnes Group Acquisition GmbH, maintained the borrowing availability of the Company at $750.0 million and adds an accordion feature to increase this amount to $1,000.0 million. The borrowing availability of $750.0 million, pursuant to the terms of the Amended Credit Agreement, allows for Euro-denominated borrowings equivalent to $500.0 million. Euro-denominated borrowings are subject to foreign currency translation adjustments that are included within accumulated other non-owner changes to equity. The Company may exercise the accordion feature upon request to the Administrative Agent as long as an event of default has not occurred or is continuing. Borrowings under the Amended Credit Agreement continue to bear interest at LIBOR plus a spread ranging from 1.10% to

1.70%. The Company paid fees and expenses of $1.3 million in conjunction with executing the Amended Credit Agreement; such fees will be deferred and amortized into interest expense on the accompanying Consolidated Statements of Income through its maturity.

The Company's borrowing capacity remains limited by various debt covenants in the Amended Credit Agreement, certain of which were amended in September 2013. The Amended Credit Agreement requires the Company to maintain a ratio of Consolidated Senior Debt, as defined in the Amended Credit Agreement, to Consolidated EBITDA, as defined, of not more than 3.25 times at the end of each fiscal quarter ("Senior Debt Ratio"), a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times at the end of each fiscal quarter, and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25 times at the end of each fiscal quarter. The Amended Credit Agreement also provides that in connection with certain permitted acquisitions with aggregate consideration in excess of $150.0 million, the Consolidated Senior Debt to EBITDA ratio and the Consolidated Total Debt to EBITDA ratio are permitted to increase to 3.50 times and 4.25 times, respectively, for a period of the four fiscal quarters ending after the closing of the acquisition. In October 2013, the Company completed the acquisition of the Männer Business, a permitted transaction pursuant to the terms of the Amended Credit Agreement. At March 31, 2014, the Company was in compliance with all financial covenants under the Amended Credit Agreement. The Company's most restrictive financial covenant is the Senior Debt Ratio which requires the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.50 times at March 31, 2014. The actual ratio at March 31, 2014 was 2.10 times.

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the September 27, 2013 refinancing and currently expects that its bank syndicate, comprised of 17 banks, will continue to support its Amended Credit Agreement which matures in September 2018.  At March 31, 2014, the Company had $249.2 million unused and available for borrowings under its $750.0 million Amended Credit Facility, subject to covenants in the Company's debt agreements. At March 31, 2014, additional borrowings of $464.0 million of Total Debt and $338.7 million of Senior Debt would have been allowed under the financial covenants. Additional funds may be used, as needed, to support the Company's ongoing growth initiatives. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements.

In 2012, the Company entered into five-year interest rate swap agreements transacted with three banks which together convert the interest on the first $100.0 million of borrowings under the Company’s Credit Agreement from a variable rate plus the borrowing spread to a fixed rate of 1.03% plus the borrowing spread for the purpose of mitigating its exposure to variable interest rates.

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

Cash Flow

	Three months ended March 31,
(in millions)	2014	2013	Change
Operating activities	$17.0	$17.7	$(0.7)
Investing activities	(15.2)	(11.4)	(3.7)
Financing activities	(11.0)	8.3	(19.4)
Exchange rate effect	(0.2)	(1.0)	0.8
(Decrease)/increase in cash	$(9.4)	$13.5	$(23.0)

Operating activities provided $17.0 million in cash in the first three months of 2014 and $17.7 million in the first three months of 2013. Operating cash flows in the 2014 period reflect an increase in cash used for working capital generated by higher levels of sales growth relative to 2013. Higher levels of sales growth in 2014 resulted in an increase in receivables which generated a higher use of cash than in the comparable period. Operating cash flows in the 2013 period were negatively impacted by a higher use of cash for the settlement of accrued liabilities than in the comparable 2014 period.

Investing activities in the 2014 and 2013 periods primarily consisted of capital expenditures of $15.1 million and $10.1 million, respectively. The Company expects capital spending in 2014 to approximate $60 million.

Financing activities in the first three months of 2014 included a net increase in borrowings of $13.7 million compared to $23.5 million in the comparable 2013 period. In addition, financing activities in the 2014 period included the payment of an assumed liability to the seller in connection with the acquisition of the Männer Business. Proceeds from the issuance of common stock were $7.3 million and $2.7 million in the 2014 and 2013 periods, respectively. During the three months ended March 31, 2014 and March 31, 2013, the Company repurchased 0.2 million and 0.5 million shares, respectively, of the Company's stock. The cost of the repurchases was $8.4 million in the 2014 period and $12.9 million in the 2013 period. Total cash used to pay dividends was $6.0 million in the 2014 period compared to $5.4 million in the 2013 period.

At March 31, 2014, the Company held $61.4 million in cash and cash equivalents, the majority of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions and are expected to primarily fund international investments. The Company has not repatriated any portion of current year foreign earnings to the U.S. during the first three months of 2014; however, repatriations of a portion of current year foreign earnings are planned during the remainder of 2014.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At March 31, 2014, $500.8 million was borrowed at an interest rate of 1.30% under the Company's amended $750.0 million Credit Facility which matures in September 2018. In addition, as of March 31, 2014, the Company had $1.0 million in borrowings under short-term bank credit lines. At March 31, 2014, the Company's total borrowings were comprised of approximately 28% fixed rate debt and approximately 72% variable rate debt. The interest payments on approximately $100.0 million of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the respective interest rate swaps that were executed in April 2012.

Debt Covenants

Borrowing capacity is limited by various debt covenants in the Company's debt agreements. As of March 31, 2014, the most restrictive financial covenant is included within the Amended Credit Agreement and requires the Company to maintain a maximum ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times for the four fiscal quarters then ending. The Company's Amended Credit Agreement also contains other financial covenants that require the maintenance of a certain other debt ratio, Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times and a certain interest coverage ratio, Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of at least 4.25 times, at March 31, 2014. The Amended Credit Agreement also provides that in connection with certain permitted acquisitions with aggregate consideration in excess of $150.0 million, the Consolidated Senior Debt to EBITDA ratio and the Consolidated Total Debt to EBITDA ratio are permitted to increase to 3.50 times and 4.25 times, respectively, for a period of the four fiscal quarters ending after the closing of the acquisition. On October 31, 2013, the Company completed the acquisition of the Männer Business, a permitted transaction pursuant to the terms of the Amended Credit Agreement. Following is a reconciliation of Consolidated EBITDA to the Company's net income (in millions):

Four fiscal quarters ended March 31, 2014
Net income	$279.8
Add back:
Interest expense	12.1
Income taxes	39.9
Depreciation and amortization	69.3
Income from discontinued operations, net of income taxes	(200.2)
Adjustment for acquired businesses	23.8
Adjustment for non-cash stock based compensation	6.8
Amortization of Männer acquisition inventory step-up	6.9
Restructuring charges	2.2
Due diligence and transaction expenses	1.5
Other adjustments	(0.9)
Consolidated EBITDA, as defined	$241.3

Consolidated Senior Debt, as defined, as of March 31, 2014	$505.7
Ratio of Consolidated Senior Debt to Consolidated EBITDA	2.10
Maximum	3.50
Consolidated Total Debt, as defined, as of March 31, 2014	$561.3
Ratio of Consolidated Total Debt to Consolidated EBITDA	2.33
Maximum	4.25
Consolidated Cash Interest Expense, as defined, as of March 31, 2014	$11.3
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	21.36
Minimum	4.25

The income from discontinued operations, net of income taxes, reflects income associated with BDNA (including gain on sale). The adjustment for acquired businesses reflects the unaudited pre-acquisition operations of the Männer business for the seven-month period ended October 31, 2013. The restructuring charges represent charges recorded in the first quarter of 2014 related to the closure of production operations at the Associated Spring facility located in Saline, Michigan. Other adjustments primarily consist of net gains on the sale of assets. The Company's financial covenants are measured as of the end of each fiscal quarter. At March 31, 2014, additional borrowings of $464.0 million of Total Debt and $338.7 million of Senior Debt would have been allowed under the covenants. Senior Debt includes primarily the borrowings under the Credit Facility and the borrowings under lines of credit. The Company's unused credit facilities at March 31, 2014 were $249.2 million.

OTHER MATTERS

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The most significant areas involving management judgments and estimates are described in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to such judgments and estimates. Actual results could differ from those estimates.

EBITDA

EBITDA for the first three months of 2014 was $55.7 million compared to $38.8 million in the first three months of 2013. EBITDA is a measurement not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Three months ended March 31,
	2014	2013
Net income	$22.8	$13.5
Add back:
Interest expense	3.3	4.4
Income taxes	8.8	4.4
Depreciation and amortization	20.8	16.5
EBITDA	$55.7	$38.8

FORWARD-LOOKING STATEMENTS
Certain of the statements in this quarterly report contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements often address our expected future operating and financial performance and financial condition, and often contain words such as "anticipate," "believe," "expect," "plan," "strategy," "estimate," "project," and similar terms. These forward-looking statements do not constitute guarantees of future performance and are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. These include, among others: difficulty maintaining relationships with employees, including unionized employees, customers, distributors, suppliers, business partners or governmental entities; potential strikes or work stoppages; difficulties leveraging market opportunities; changes in market demand for our products and services; rapid technological and market change; the ability to protect intellectual property rights; introduction or development of new products or transfer of work; higher risks in international operations and markets; the impact of intense competition; and other risks and uncertainties described in documents filed with or furnished to the Securities and Exchange Commission ("SEC") by the Company, including, among others, those in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors sections of the Company's filings. The risks and uncertainties described in our periodic filings with the SEC include, among others, uncertainties relating to conditions in financial markets; currency fluctuations and foreign currency exposure; future financial performance of the industries or customers that we serve; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; inability to realize expected sales or profits from existing backlog due to a range of factors, including insourcing decisions, material changes, production schedules and volumes of specific programs; the impact of government budget and funding decisions; changes in raw material or product prices and availability; integration of acquired businesses including the Männer business; restructuring costs or savings including those related to the planned closure of production operations at the Company’s facility in Saline, Michigan; the continuing impact of strategic actions, including acquisitions, divestitures, restructurings, or strategic business realignments, and our ability to achieve the financial and operational targets set in connection with any such actions; the outcome of pending and future legal, governmental, or regulatory proceedings and contingencies and uninsured claims; future repurchases of common stock; future levels of indebtedness; and numerous other matters of a global, regional or national scale, including those of a political, economic, business, competitive, environmental, regulatory and public health nature. The Company assumes no obligation to update our forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's first fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)

January 1-31, 2014	276		$38.31	—	2,649,303
February 1-28, 2014	12,287		$36.82	—	2,649,303
March 1-31, 2014	220,794		$37.99	220,794	2,428,509
Total	233,357	(2)	$37.93	220,794

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

(2)
Other than 220,794 shares purchased in the first quarter of 2014, which were purchased as part of the Company's 2011 Program, all acquisitions of equity securities during the first quarter of 2014 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

Item 6. Exhibits

(a) Exhibits
Exhibit 10.1	Form of Barnes Group Inc. Executive Officer Severance Agreement, effective February 19, 2014.
Exhibit 10.2	Offer Letter to Scott A. Mayo, dated January 28, 2014.
Exhibit 15	Letter regarding unaudited interim financial information.
Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date:	April 28, 2014	/s/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr. Senior Vice President, Finance Chief Financial Officer (Principal Financial Officer)

Date:	April 28, 2014	/s/ MARIAN ACKER
Marian Acker Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended March 31, 2014

Exhibit No.	Description	Reference
10.1	Form of Barnes Group Inc. Executive Officer Severance Agreement, effective February 19, 2014.	Filed with this report.
10.2	Offer Letter to Scott A. Mayo, dated January 28, 2014.	Filed with this report.
15	Letter regarding unaudited interim financial information.	Filed with this report.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.
Exhibit 101.INS	XBRL Instance Document.	Filed with this report.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	Filed with this report.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with this report.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with this report.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with this report.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with this report.