Form 10-Q
period 2014-06-30
BARNES GROUP INC
filed 2014-07-28
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

The registrant had outstanding 54,356,824 shares of common stock as of July 23, 2014.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended June 30, 2014

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” under Part I - Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net sales	$322,074	$267,394	$634,173	$530,940

Cost of sales	211,705	177,411	426,261	355,127
Selling and administrative expenses	64,988	53,834	127,406	114,708
	276,693	231,245	553,667	469,835
Operating income	45,381	36,149	80,506	61,105

Interest expense	2,804	3,241	6,123	7,598
Other expense (income), net	792	495	1,027	1,462
Income from continuing operations before income taxes	41,785	32,413	73,356	52,045
Income taxes	11,557	23,218	20,375	27,417
Income from continuing operations	30,228	9,195	52,981	24,628
Income from discontinued operations, net of income taxes (Note 2)	—	200,132	—	198,171
Net income	$30,228	$209,327	$52,981	$222,799

Per common share:
Basic:
Income from continuing operations	$0.55	$0.18	$0.97	$0.46
Income from discontinued operations, net of income taxes	—	3.72	—	3.65
Net income	$0.55	$3.90	$0.97	$4.11
Diluted:
Income from continuing operations	$0.54	$0.17	$0.95	$0.45
Income from discontinued operations, net of income taxes	—	3.65	—	3.59
Net income	$0.54	$3.82	$0.95	$4.04
Dividends	$0.11	$0.10	$0.22	$0.20

Weighted average common shares outstanding:
Basic	54,740,750	53,738,051	54,695,865	54,230,272
Diluted	55,927,881	54,809,896	55,950,467	55,135,892

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$30,228	$209,327	$52,981	$222,799
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on hedging activities, net of tax (1)	(502)	(81)	(529)	346
Foreign currency translation adjustments, net of tax (2)	(4,612)	2,976	(10,560)	(11,529)
Defined benefit pension and other postretirement benefits, net of tax (3)	1,489	15,529	(4,381)	17,939
Total other comprehensive (loss) income, net of tax	(3,625)	18,424	(15,470)	6,756
Total comprehensive income	$26,603	$227,751	$37,511	$229,555

(1) Net of tax of $(208) and $249 for the three months ended June 30, 2014 and 2013, respectively, and $(194) and $437 for the six months ended June 30, 2014 and 2013, respectively.

(2) Net of tax of $(569) and $(410) for the three months ended June 30, 2014 and 2013, respectively, and $(767) and $(511) for the six months ended June 30, 2014 and 2013, respectively.

(3) Net of tax of $797 and $8,534 for the three months ended June 30, 2014 and 2013, respectively, and $(2,990) and $11,372 for the six months ended June 30, 2014 and 2013, respectively.

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$62,240	$70,856
Accounts receivable, less allowances (2014 - $3,317; 2013 - $3,438)	298,020	258,664
Inventories	217,196	211,246
Deferred income taxes	16,013	18,226
Prepaid expenses and other current assets	19,950	18,204
Total current assets	613,419	577,196

Deferred income taxes	32	2,314

Property, plant and equipment	705,992	686,537
Less accumulated depreciation	(399,380)	(383,979)
	306,612	302,558

Goodwill	640,585	649,697
Other intangible assets, net	591,747	534,293
Other assets	62,229	57,615
Total assets	$2,214,624	$2,123,673

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$12,265	$1,074
Accounts payable	101,380	88,721
Accrued liabilities	174,278	154,514
Long-term debt - current	56,706	56,009
Total current liabilities	344,629	300,318

Long-term debt	501,945	490,341
Accrued retirement benefits	90,072	80,884
Deferred income taxes	88,996	94,506
Other liabilities	15,283	16,210

Commitments and contingencies (Note 15)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2014 - 60,893,489 shares; 2013 - 60,306,128 shares)	609	603
Additional paid-in capital	406,437	390,347
Treasury stock, at cost (2014 - 6,631,583 shares; 2013 - 6,389,267 shares)	(165,844)	(156,649)
Retained earnings	922,023	881,169
Accumulated other non-owner changes to equity	10,474	25,944
Total stockholders' equity	1,173,699	1,141,414
Total liabilities and stockholders' equity	$2,214,624	$2,123,673

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2014	2013
Operating activities:
Net income	$52,981	$222,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,515	31,110
Amortization of convertible debt discount	731	1,173
Loss on disposition of property, plant and equipment	78	56
Stock compensation expense	4,108	14,348
Withholding taxes paid on stock issuances	(806)	(753)
Gain on the sale of businesses	—	(313,477)
Changes in assets and liabilities, net of the effects of divestitures:
Accounts receivable	(39,359)	(17,951)
Inventories	(6,409)	(8,026)
Prepaid expenses and other current assets	(3,204)	250
Accounts payable	12,796	7,620
Accrued liabilities	2,934	132,508
Deferred income taxes	1,307	(10,066)
Long-term retirement benefits	(4,326)	(166)
Other	1,567	6,061
Net cash provided by operating activities	64,913	65,486

Investing activities:
Proceeds from disposition of property, plant and equipment	474	160
(Payments for) proceeds from the sale of businesses	(1,181)	541,032
Capital expenditures	(25,802)	(20,419)
Component Repair Program payments	(41,000)	—
Other	(858)	(1,748)
Net cash (used) provided by investing activities	(68,367)	519,025

Financing activities:
Net change in other borrowings	11,186	9,092
Payments on long-term debt	(78,467)	(478,005)
Proceeds from the issuance of long-term debt	90,383	65,500
Payment of assumed liability to Otto Männer Holding AG	(19,796)	—
Proceeds from the issuance of common stock	9,395	3,763
Common stock repurchases	(8,389)	(61,432)
Dividends paid	(11,937)	(10,720)
Excess tax benefit on stock awards	2,671	632
Other	(137)	(111)
Net cash used by financing activities	(5,091)	(471,281)

Effect of exchange rate changes on cash flows	(71)	(2,188)
(Decrease) increase in cash and cash equivalents	(8,616)	111,042
Cash and cash equivalents at beginning of period	70,856	86,356
Cash and cash equivalents at end of period	$62,240	$197,398
Supplemental Disclosure of Cash Flow Information:
Non-cash investing activities in 2014 include the acquisition of $39,000 of intangible assets, and the recognition of corresponding liabilities, in connection with the Component Repair Program. See Note 6.

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data)
(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income, comprehensive income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2013 has been derived from the 2013 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six-month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Certain reclassifications have been made to prior year amounts.

In the fourth quarter of 2013, the Company and two of its subsidiaries (collectively with the Company, the "Purchaser") completed the acquisition of the Männer Business (defined below) pursuant to the terms of the Share Purchase and Assignment Agreement dated September 30, 2013 ("Share Purchase Agreement") among the Purchaser, Otto Männer Holding AG, a German company based in Bahlingen, Germany (the "Seller"), and the three shareholders of the Seller ("the Männer Business"). The acquisition has been integrated into the Industrial segment. See Note 3.

In the second quarter of 2013, the Company completed the sale of its Barnes Distribution North America business ("BDNA") to MSC Industrial Direct Co., Inc. ("MSC"). The results of these operations are segregated and presented as discontinued operations in the Consolidated Financial Statements. See Note 2.

2. Discontinued Operations

Barnes Distribution North America

In April 2013, the Company completed the sale of BDNA to MSC pursuant to the terms of an Asset Purchase Agreement between the Company and MSC. The total cash consideration received for BDNA through June 30, 2014 was $537,761, net of transaction costs and closing adjustments paid. The net after-tax proceeds were $420,190 after consideration of certain post closing adjustments, transaction costs and income taxes. The Company made estimated income tax payments related to the gain on sale during 2013 and has recorded an income tax receivable of $12,608 in the Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013.

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

As required by the terms of the SPA, the Company was required to place €9,000 of the proceeds in escrow to be used for any settlement of general representation and warranty claims. Absent a breach of warranty claim, the funds would be released from escrow on August 31, 2012 unless there were any then pending claims. Cash related to a pending claim would remain in escrow until a final determination of the claim had been made. On August 17, 2012, the Purchaser provided a notice of breach of various warranties to the Company.  The Company rejected the Purchaser's notice and demanded release of the full escrow effective August 31, 2012.  The Purchaser refused to release the full escrow, and only €3,900 plus interest was released whereas €5,100 ($6,960 at June 30, 2014) plus interest remains in escrow. The Company objected to the retention of the escrow and expects to prevail in this matter. The Company has recorded the restricted cash in other assets at June 30, 2014 and December 31, 2013.

The below amounts related to the BDE business and BDNA were derived from historical financial information. The amounts have been segregated from continuing operations and reported as discontinued operations within the consolidated financial statements.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net sales	$—	$17,352	$—	$93,173
Income before income taxes	—	6,735	—	4,957
Income tax expense	—	1,041	—	1,224
Income from operations of discontinued businesses, net of income taxes	—	5,694	—	3,733
Gain on transaction	—	313,477	—	313,477
Income tax expense on sale	—	(119,039)	—	(119,039)
Gain on the sale of businesses	—	194,438	—	194,438
Income from discontinued operations, net of income taxes	$—	$200,132	$—	$198,171

3. Acquisitions

During 2013, the Company completed the acquisition of the Männer Business, a German company based in Bahlingen, Germany. The following table reflects the unaudited pro forma operating results of the Company for the three- and six- months ended June 30, 2013, which gives effect to the acquisition of the Männer Business as if it had occurred on January 1, 2012. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2012, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and the Männer Business adjusted for certain items including depreciation and amortization expense associated with the assets acquired and the Company’s expense related to financing arrangements, with the related tax effects. The pro forma information does not include the effects of any synergies or cost reduction initiatives related to the acquisition.

	(Unaudited Pro Forma) Three months ended June 30, 2013	(Unaudited Pro Forma) Six months ended June 30, 2013
Net sales	$304,501	$591,335
Income from continuing operations	14,269	32,198
Net income	214,401	230,369

Per common share:
Basic:
Income from continuing operations	$0.26	$0.58
Net income	$3.91	$4.17
Diluted:
Income from continuing operations	$0.26	$0.57
Net income	$3.84	$4.10

4. Net Income Per Common Share

For the purpose of computing diluted income from continuing operations and net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans and convertible senior subordinated notes. For the purpose of computing diluted income from continuing operations and net income per common share, the weighted-average number of common shares outstanding was increased by 1,187,131 and 1,071,845 for the three-month periods ended June 30, 2014 and 2013, respectively, and 1,254,602 and 905,620 for the six-month periods ended June 30, 2014 and 2013, respectively, to account for the potential dilutive effect of stock-based incentive plans and convertible senior subordinated notes. There were no adjustments to income from continuing operations or net income for the purposes of computing income available to common stockholders for those periods.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three-month periods ended June 30, 2014 and 2013, the Company excluded 92,049 and 139,000 stock options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options would have been anti-dilutive. During the six-month periods ended June 30, 2014 and 2013, the Company excluded 92,049 and 252,675 stock options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options would have been anti-dilutive.

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

On June 24, 2014, the Company, through the trustee of its 3.375% Convertible Senior Subordinated Notes due in March 2027 (the "3.375% Convertible Notes"), provided notice to note holders that the Company exercised its right to redeem the remaining $55,636 principal amount of these notes under their indenture agreement, effective July 31, 2014. The Company has elected to pay cash to holders of the 3.375% Convertible Notes surrendered for conversion, including the value of any residual shares of common stock that might be payable to the holders electing to convert their notes into an equivalent share value. Accordingly, the potential shares issuable for the 3.375% Convertible Notes were included in diluted average common shares outstanding for the period prior to the notification date. Under the net share settlement method, there were 468,467 and 490,460 potential shares issuable under the Notes that were considered dilutive for the three- and six- month periods ended June 30, 2014, respectively, and 99,577 and 49,788 potential shares issuable under the Notes that were considered dilutive for the three- and six- month periods ended June 30, 2013, respectively.

5. Inventories

The components of inventories consisted of:

	June 30, 2014	December 31, 2013
Finished goods	$86,035	$85,033
Work-in-process	77,887	71,982
Raw material and supplies	53,274	54,231
	$217,196	$211,246

6. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended June 30, 2014:

	Industrial	Aerospace	Total Company
January 1, 2014	$618,911	$30,786	$649,697
Foreign currency translation	(9,112)	—	(9,112)
June 30, 2014	$609,799	$30,786	$640,585

Other Intangible Assets:
Other intangible assets consisted of:

		June 30, 2014		December 31, 2013
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs (RSPs)	Up to 30	$293,700	$(68,839)	$293,700	$(64,220)
Component repair programs (CRPs)	Up to 18	106,639	(576)	26,639	—
Customer lists/relationships	10-18	183,406	(24,604)	183,406	(18,293)
Patents and technology	7-14	62,972	(18,326)	62,972	(14,210)
Trademarks/trade names	5-30	11,950	(8,108)	11,950	(7,628)
Other	Up to 15	19,292	(13,412)	19,292	(9,868)
		677,959	(133,865)	597,959	(114,219)
Unamortized intangible asset:
Trade names		36,900		36,900
Foreign currency translation		10,753	—	13,653	—
Other intangible assets		$725,612	$(133,865)	$648,512	$(114,219)

Estimated amortization of intangible assets for future periods is as follows: 2014 - $39,000; 2015 - $36,000; 2016 - $35,000; 2017 - $36,000 and 2018 - $37,000.

On June 12, 2014, the Company entered into a Component Repair Program ("CRP") with its customer, General Electric ("GE"). This CRP provides for, among other items, the right to sell certain aftermarket component repair services for CFM56 engines directly to other customers as one of a few GE licensed suppliers. In addition, this CRP extends existing contracts under which the Company currently provides these services directly to GE. As consideration for these rights, the Company agreed to pay $80,000. The Company has paid $41,000 in the second quarter of 2014 and the remaining payments of $20,000 and $19,000 will be paid in the fourth quarter of 2014 and the second quarter of 2015, respectively, and are included within accrued liabilities in the Consolidated Financial Statements. The length of the program rights are for the remaining life of all CFM56 engine lines and the amortization of the intangible will be recognized as a reduction to sales over this life.

7. Debt

The Company's debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios. The Company is in compliance with its financial covenants as of June 30, 2014, and continues to monitor its future compliance based on current and anticipated future economic conditions.

Long-term debt and notes and overdrafts payable at June 30, 2014 and December 31, 2013 consisted of:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.375% Convertible Notes	$55,636	$75,845	$55,636	$76,569
Unamortized debt discount – 3.375% Convertible Notes	—	—	(731)	—
Revolving credit agreement	498,842	508,354	487,920	482,431
Borrowings under lines of credit and overdrafts	12,265	12,265	1,074	1,074
Other foreign bank borrowings	135	136	405	410
Capital leases	4,038	4,431	3,120	3,402
	570,916	601,031	547,424	563,886
Less current maturities	(68,971)		(57,083)
Long-term debt	$501,945		$490,341

As of March 20, 2014, the 3.375% Convertible Notes ("Notes") were subject to redemption at their par value at any time, at the option of the Company. The Notes are also eligible for conversion upon meeting certain conditions as provided in the indenture agreement including the closing stock price for 20 of the last 30 trading days in the preceding quarter being greater than or equal to 130% of the conversion price (the "conversion price eligibility requirement"). The eligibility for conversion is determined quarterly. During the first quarter of 2014, the Notes were not eligible for conversion. During the second quarter of 2014, the Notes were eligible for conversion due to meeting the conversion price eligibility requirement and on March 20, the Company formally notified the note holders that they are entitled to convert the Notes. On June 16, 2014, $224 (par value) of the Notes were surrendered for conversion. On June 24, 2014, the Company exercised its right to redeem the remaining $55,412 principal amount of the Notes, effective July 31, 2014. As such, the balance of these Notes and the related deferred tax balances are classified as current in the accompanying balance sheet as of June 30, 2014. The Company has elected to pay cash to holders of the Notes surrendered for conversion, including the value of any residual value shares of common stock that might be payable to the holders. As of July 16, holders of $32,875 (par value) of Notes have surrendered their Notes for conversion. The Company intends to use borrowings under its Amended Credit facility to finance the redemption or conversion of the Notes. The fair value of the Notes was determined using quoted market prices that represent Level 2 observable inputs.

In September 2013, the Company entered into a second amendment to its fifth amended and restated revolving credit agreement (the "Amended Credit Agreement") and retained Bank of America, N.A. as Administrative Agent for the lenders. The Amended Credit Agreement extended the maturity date of the debt facility by two years from September 2016 to September 2018 and includes an option to extend the maturity date for an additional year, subject to certain conditions. The Amended Credit Agreement added a new foreign subsidiary borrower in Germany, Barnes Group Acquisition GmbH, maintained the borrowing availability of the Company at $750,000 and added an accordion feature to increase this amount to $1,000,000. The Company may exercise the accordion feature upon request to the Administrative Agent as long as an event of default has not occurred or is continuing. The borrowing availability of $750,000, pursuant to the terms of the Amended Credit Agreement, allows for Euro-denominated borrowings equivalent to $500,000. Euro-denominated borrowings are subject to foreign currency translation adjustments that are included within accumulated other non-owner changes to equity. Borrowings under the Amended Credit Agreement continue to bear interest at LIBOR plus a spread ranging from 1.10% to 1.70% depending on the Company's leverage ratio at prior quarter end. The Company paid fees and expenses of $1,261 in conjunction with executing the Amended Credit Agreement in 2013; such fees will be deferred and amortized into interest expense on the accompanying Consolidated Statements of Income through its maturity.

Borrowings and availability under the Amended Credit Agreement were $498,842 and $251,158, respectively, at June 30, 2014 and $487,920 and $262,080, respectively, at December 31, 2013. Borrowings included Euro-denominated borrowings of €86,420 ($117,942) at June 30, 2014 and €114,000 ($157,320) at December 31, 2013. The interest rate on these borrowings was 1.47% and 1.36% on June 30, 2014 and December 31, 2013, respectively. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings are valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

The Company's borrowing capacity remains limited by various debt covenants in the Amended Credit Agreement, certain of which were amended in September 2013. The Amended Credit Agreement requires the Company to maintain a ratio of Consolidated Senior Debt, as defined in the Amended Credit Agreement, to Consolidated EBITDA, as defined, of not more than 3.25 times at the end of each fiscal quarter ("Senior Debt Ratio"), a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times at the end of each fiscal quarter, and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25 times at the end of each fiscal quarter. The Amended Credit Agreement also provides that in connection with certain permitted acquisitions with aggregate consideration in excess of $150,000, the Senior Debt Ratio and the Consolidated Total Debt to EBITDA ratio are permitted to increase to 3.50 times and 4.25 times, respectively, for a period of the four fiscal quarters ending after the closing of the acquisition. In October 2013, the Company completed the acquisition of the Männer Business, a permitted transaction pursuant to the terms of the Amended Credit Agreement. At June 30, 2014, the Company was in compliance with all financial covenants under the Amended Credit Agreement.

In addition, the Company has available approximately $40,000 in uncommitted short-term bank credit lines ("Credit Lines"), of which $10,500 was borrowed at June 30, 2014 at an interest rate of 1.15% and $1,000 was borrowed at December 31, 2013 at an interest rate of 2.13%. The Company had also borrowed $1,765 and $74 under overdraft facilities at June 30, 2014 and December 31, 2013, respectively. Repayments under the Credit Lines are due within one month. Repayments of the overdrafts are generally due within two days. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company also has other foreign bank borrowings. The fair value of the foreign bank borrowings are based on observable Level 2 inputs. These instruments are valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

The Company holds certain foreign capital leases. The fair value of the capital leases are based on observable Level 2 inputs. These instruments are valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

8. Business Reorganization

On March 14, 2014, the Company authorized the closure of production operations ("Saline operations") at its Associated Spring facility located in Saline, Michigan ("the Closure").  Saline operations, which included approximately 50 employees, primarily manufactured certain automotive engine valve springs, a highly commoditized product.  Based on changing market dynamics and increased customer demands for commodity pricing, several customers advised the Company of their intent to transition these specific springs to other suppliers, which led to the decision of the Closure.  The Closure occurred during the second quarter of 2014, however certain other facility Closure costs, including the transfer of machinery and equipment, will continue during the remainder of 2014. The Company recorded restructure and related costs of $5,052 during the first six-months of 2014. This balance included $2,112 of employee termination costs, primarily employee severance expense and defined benefit pension and other postretirement plan (the "Plans") costs related to the accelerated recognition of actuarial losses and special termination benefits, and $2,940 of other facility costs, primarily related to asset write-downs and depreciation on assets that had been utilized through the Closure. The remaining severance liability of $485 was included within accrued liabilities as of June 30, 2014. See Note 11 for costs associated with the Plans that were impacted by the Closure. The Company also expects to incur additional costs of approximately $1,500 in 2014 related to the Closure. Closure costs are recorded primarily within Cost of Sales in the accompanying Consolidated Statements of Income and are reflected in the results of the Industrial segment.
The following table sets forth the change in the liability for the 2014 employee severance actions:

January 1, 2014	$—
Employee severance costs	1,166
Payments	(681)
June 30, 2014	$485
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

The following table sets forth the fair value amounts of derivative instruments held by the Company.

	June 30, 2014		December 31, 2013
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(597)	$—	$(370)
Foreign exchange contracts	—	(816)	—	(318)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	51	(607)	543	(67)
Total derivatives	$51	$(2,020)	$543	$(755)

Asset derivatives are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Liability derivatives related to interest rate contracts and foreign exchange contracts are recorded in other liabilities and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

The following table sets forth the gain (loss), net of tax, recorded in accumulated other non-owner changes to equity for the three- and six- month periods ended June 30, 2014 and 2013 for derivatives held by the Company and designated as hedging instruments.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cash flow hedges:
Interest rate contracts	$(213)	$911	$(142)	$1,067
Foreign exchange contracts	(289)	(992)	(387)	(721)
	$(502)	$(81)	$(529)	$346

Amounts related to the interest rate swaps included within accumulated other non-owner changes to equity that were reclassified to expense during the first half of 2014 and 2013 resulted in a fixed rate of interest of 1.03% plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings. The amounts reclassified for the foreign exchange contracts were not material in any period presented. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the three- and six- month periods ended June 30, 2014 and 2013.

The following table sets forth the (losses) gains recorded in other expense (income), net in the consolidated statements of income for the three- and six- month periods ended June 30, 2014 and 2013 for non-designated derivatives held by the Company. Such amounts were substantially offset by gains (losses) recorded on the underlying hedged asset or liability.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Foreign exchange contracts	$(241)	$425	$(988)	$(3,481)

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

Level 3	Unobservable inputs for the asset or liability

The following table provides the financial assets and financial liabilities reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Asset derivatives	$51	$—	$51	$—
Liability derivatives	(2,020)	—	(2,020)	—
Bank acceptances	5,859	—	5,859	—
Rabbi trust assets	2,113	2,123	—	—
	$6,003	$2,123	$3,890	$—

December 31, 2013
Asset derivatives	$543	$—	$543	$—
Liability derivatives	(755)	—	(755)	—
Bank acceptances	6,461	—	6,461	—
Rabbi trust assets	1,975	1,975	—	—
	$8,224	$1,975	$6,249	$—

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

11. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three months ended June 30,		Six months ended June 30,
Pensions	2014	2013	2014	2013
Service cost	$1,052	$1,462	$2,307	$3,446
Interest cost	5,540	5,038	10,978	10,025
Expected return on plan assets	(8,483)	(8,318)	(17,053)	(16,594)
Amortization of prior service cost	157	179	334	382
Amortization of actuarial losses	2,270	4,218	4,232	8,293
Curtailment loss	—	—	219	199
Settlement loss	582	637	582	637
Special termination benefits	—	1,016	715	1,016
Net periodic benefit cost	$1,118	$4,232	$2,314	$7,404

	Three months ended June 30,		Six months ended June 30,
Other Postretirement Benefits	2014	2013	2014	2013
Service cost	$29	$41	$81	$118
Interest cost	540	492	1,099	1,035
Amortization of prior service credit	(218)	(165)	(435)	(560)
Amortization of actuarial losses	267	231	483	521
Curtailment loss (gain)	—	(3,081)	4	(3,081)
Net periodic benefit cost	$618	$(2,482)	$1,232	$(1,967)

Curtailment losses and special termination benefits during the first half of 2014 relate to certain defined benefit pension and other postretirement benefit plans that were impacted by the closure of production operations at the Associated Spring facility located in Saline, Michigan. The settlement loss during the first half of 2014 reflects payments that were made to certain participants within one of the Company's defined benefit pension plans. The curtailment loss (gain), settlement loss and special termination benefits during the first half of 2013 relate to certain defined benefit pension and other postretirement benefit plans that were impacted by the completed sale of Barnes Distribution North America ("BDNA"). Amounts related to BDNA have been segregated from continuing operations and reported as discontinued operations within the Consolidated Financial Statements during the first half of 2013.

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

12. Income Taxes

The Company's effective tax rate from continuing operations for the first half of 2014 was 27.8% compared with 52.7% in the first half of 2013 and 32.8% for the full year 2013 which includes the impact of $16,428 of tax expense related to the April 16, 2013 U.S. Court Decision (see Note 15). Excluding the impact of the U.S. Tax Court Decision, the Company's effective tax rate from continuing operations for full year 2013 was 17.5%. The increase in the first half 2014 effective tax rate from the full year 2013 rate, as adjusted for the U.S. Tax Court Decision, is primarily due to a change in the mix of earnings attributable to higher-taxing jurisdictions or jurisdictions where losses cannot be benefited in 2014, the expiration of certain tax holidays and the increase in the planned repatriation of a portion of current year foreign earnings to the U.S.

The Aerospace and Industrial segments were previously awarded international tax holidays. All of the tax holidays for which the Company currently receives benefit are expected to expire in 2014 through 2016.

13. Changes in Accumulated Other Comprehensive Income by Component

The following table sets forth the changes in accumulated other comprehensive income, net of tax, by component for the three-and six- month periods ended June 30, 2014 and June 30, 2013:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2014	$(519)	$(73,273)	$99,736	$25,944
Other comprehensive loss before reclassifications to consolidated statements of income	(820)	(8,133)	(10,560)	(19,513)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	291	3,752	—	4,043
Net current-period other comprehensive loss	(529)	(4,381)	(10,560)	(15,470)
June 30, 2014	$(1,048)	$(77,654)	$89,176	$10,474

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2013	$(432)	$(146,441)	$80,121	$(66,752)
Other comprehensive income (loss) before reclassifications to consolidated statements of income	500	13,537	(15,672)	(1,635)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	(154)	4,402	4,143	8,391
Net current-period other comprehensive income (loss)	346	17,939	(11,529)	6,756
June 30, 2013	$(86)	$(128,502)	$68,592	$(59,996)

The following table sets forth the reclassifications out of accumulated other comprehensive income by component for the three- and six- month periods ended June 30, 2014 and June 30, 2013:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	Three months ended June 30, 2014	Three months ended June 30, 2013
Gains and losses on cash flow hedges
Interest rate contracts	$(222)	$(212)	Interest expense
Foreign exchange contracts	(42)	243	Net sales
	(264)	31	Total before tax
	92	26	Tax benefit
	(172)	57	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service credits (costs), net	61	$(14)	(A)
Amortization of actuarial losses	(2,537)	(4,449)	(A)
Curtailment gain	—	3,081	(A)
Settlement loss	(582)	(637)	(A)
	(3,058)	(2,019)	Total before tax
	855	415	Tax benefit
	(2,203)	(1,604)	Net of tax

Foreign currency items
Charge to cumulative translation adjustment (sale of BDNA)	$—	$(4,143)	Income from discontinued operations
	—	—	Tax benefit
	—	(4,143)	Net of tax
Total reclassifications in the period	$(2,375)	$(5,690)
(A) These accumulated other comprehensive income components are included within the computation of net periodic pension cost. See Note 11.

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	Six months ended June 30, 2014	Six months ended June 30, 2013
Gains and losses on cash flow hedges
Interest rate contracts	$(439)	$(411)	Interest expense
Foreign exchange contracts	(20)	527	Net sales
	(459)	116	Total before tax
	168	38	Tax benefit
	(291)	154	Net of tax

Pension and other postretirement benefit items
Amortization of prior service credits, net	$101	$178	(A)
Amortization of actuarial losses	(4,715)	(8,814)	(A)
Curtailment (loss) gain (net)	(223)	2,882	(A)
Settlement loss	(582)	(637)	(A)
	(5,419)	(6,391)	Total before tax
	1,667	1,989	Tax benefit
	(3,752)	(4,402)	Net of tax

Foreign currency items
Charge to cumulative translation adjustment (sale of BDNA)	$—	$(4,143)	Income from discontinued operations
	—	—	Tax benefit
	—	(4,143)	Net of tax
Total reclassifications in the period	$(4,043)	$(8,391)
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

The Aerospace segment produces precision-machined and fabricated components and assemblies for original equipment manufacturer ("OEM") turbine engine, airframe and industrial gas turbine builders throughout the world, and the military. Aerospace Aftermarket also provides jet engine component overhaul and repair ("MRO") services, including the CRP's, for many of the world's major turbine engine manufacturers, commercial airlines and the military. Aerospace Aftermarket activities also include the manufacture and delivery of spare parts, including the RSPs under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program, and component repairs.

The following tables set forth information about the Company's operations by its two reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net sales
Industrial	$212,768	$170,560	416,656	336,062
Aerospace	109,310	96,834	217,521	194,878
Intersegment sales	(4)	—	(4)	—
Total net sales	$322,074	$267,394	$634,173	$530,940

Operating profit
Industrial	$28,765	$20,923	48,140	35,532
Aerospace	16,616	15,226	32,366	25,573
Total operating profit	45,381	36,149	80,506	61,105
Interest expense	2,804	3,241	6,123	7,598
Other expense (income), net	792	495	1,027	1,462
Income from continuing operations before income taxes	$41,785	$32,413	$73,356	$52,045

	June 30, 2014	December 31, 2013
Assets
Industrial	$1,414,500	$1,410,400
Aerospace	658,948	567,080
Other (A)	141,176	146,193
Total assets	$2,214,624	$2,123,673

(A) "Other" assets include corporate-controlled assets, the majority of which are cash and deferred tax assets.

15. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not material as of June 30, 2014 and December 31, 2013.

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

In November 2013, the Company made a cash payment of approximately $12,700 related to tax, interest and penalties and utilized a portion of its net operating losses. The Company also submitted a notice of appeal of the Tax Court Decision to the United States Court of Appeals for the Second Circuit. The Company filed its opening brief with the United States Court of Appeals for the Second Circuit on February 13, 2014. During the second quarter of 2014, the parties filed additional briefs. The Company does not expect a decision until 2015.

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

__________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month and six-month periods ended June 30, 2014 and 2013, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 28, 2014 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of June 30, 2014 and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2014 and June 30, 2013 and the consolidated statements of cash flows for the six-month periods ended June 30, 2014 and June 30, 2013. This interim financial information is the responsibility of the Company's management.

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
July 28, 2014

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

Second Quarter 2014 Highlights

In the second quarter of 2014, sales increased by $54.7 million, or 20.4% from the second quarter of 2013, to $322.1 million. This increase was driven primarily by a $35.7 million sales contribution from the Männer Business. Organic sales increased by $16.3 million, or 6.1%, with growth in both the Industrial and Aerospace segments.

Operating income in the second quarter of 2014 increased 25.5% to $45.4 million from the second quarter of 2013 and operating margin increased from 13.5% to 14.1%. Operating income benefited from the profit contribution of both the Männer Business and increased organic sales, partially offset by $1.9 million of short-term purchase accounting adjustments related to the acquisition of the Männer Business and $2.3 million of pre-tax restructuring charges related to the closure of production operations at the facility in Saline, Michigan.

In March 2014, the Company authorized the closure of production operations ("Saline operations") at its Associated Spring facility located in Saline, Michigan ("the Closure"). The Saline operations primarily manufactured certain automotive engine valve springs. The Closure occurred during the second quarter of 2014, however certain other facility Closure costs, including the transfer of machinery and equipment, will continue through the remainder of 2014.

In June 2014, the Company entered into a Component Repair Program ("CRP") with its customer, General Electric ("GE"). This CRP provides for, among other items, the right to sell certain aftermarket component repair services for CFM56 engines directly to other customers as one of a few GE licensed suppliers. In addition, this CRP extends existing contracts under which the Company currently provides these services directly to GE. As consideration for these rights, the Company agreed to pay $80,000. The Company has paid $41,000 in the second quarter of 2014 and the remaining payments of $20,000 and $19,000 will be paid in the fourth quarter of 2014 and the second quarter of 2015, respectively.

RESULTS OF OPERATIONS

Net Sales

	Three months ended June 30,				Six months ended June 30,
(in millions)	2014	2013	Change		2014	2013	Change
Industrial	212.8	170.6	42.2	24.7%	416.7	336.1	80.6	24.0%
Aerospace	$109.3	$96.8	$12.5	12.9%	$217.5	$194.9	$22.6	11.6%
Intersegment sales	—	—	—	—%	—	—	—	—%
Total	$322.1	$267.4	$54.7	20.4%	$634.2	$530.9	$103.2	19.4%

The Company reported net sales of $322.1 million in the second quarter of 2014, an increase of $54.7 million or 20.4%, from the second quarter of 2013. The acquisition of the Männer Business in 2013 provided $35.7 million of net sales during the second quarter of 2014. Organic sales increased by $16.3 million, which included an increase of $3.8 million at Industrial and an increase of $12.5 million at Aerospace. The weakening of the U.S. dollar against foreign currencies increased net sales by approximately $2.7 million.

The Company reported net sales of $634.2 million in the first half of 2014, an increase of $103.2 million or 19.4%, from the first half of 2013. The acquisition of the Männer Business in 2013 provided $73.7 million of net sales during the first half of 2014. Organic sales increased by $26.0 million, which included an increase of $3.4 million at Industrial and an increase of $22.6 million at Aerospace. The weakening of the U.S. dollar against foreign currencies increased net sales by approximately $3.5 million.

Expenses and Operating Income

	Three months ended June 30,				Six months ended June 30,
(in millions)	2014	2013	Change		2014	2013	Change
Cost of sales	$211.7	$177.4	$34.3	19.3%	$426.3	$355.1	$71.1	20.0%
% sales	65.7%	66.3%			67.2%	66.9%
Gross profit (1)	$110.4	$90.0	$20.4	22.7%	$207.9	$175.8	$32.1	18.3%
% sales	34.3%	33.7%			32.8%	33.1%
Selling and administrative expenses	$65.0	$53.8	$11.2	20.7%	$127.4	$114.7	$12.7	11.1%
% sales	20.2%	20.1%			20.1%	21.6%
Operating income	$45.4	$36.1	$9.2	25.5%	$80.5	$61.1	$19.4	31.8%
% sales	14.1%	13.5%			12.7%	11.5%
(1) Sales less cost of sales.

Cost of sales in the second quarter of 2014 increased 19.3% from the 2013 period, while gross profit margin increased from 33.7% in the 2013 period to 34.3% in the 2014 period. Gross margins improved at Industrial and declined at Aerospace. The acquisition of the Männer Business resulted in a higher percentage of sales being driven by Industrial during the 2014 period. Gross profit benefits from the Männer Business were partially offset by the $0.6 million of short-term purchase accounting adjustments related to the acquisition of the Männer Business and charges of $2.2 million related to the Closure of the Saline operations. Selling and administrative expenses in the second quarter of 2014 increased 20.7% from the 2013 period due primarily to the incremental operations of the Männer Business, $1.3 million of short-term purchase accounting adjustments related to the acquisition of the Männer Business and $0.1 million of charges related to the Closure of the Saline operations. As a percentage of sales, selling and administrative costs increased slightly from 20.1% in the second quarter of 2013 to 20.2% in the 2014 period. Operating income in the second quarter of 2014 increased 25.5% to $45.4 million from the second quarter of 2013 and operating income margin increased from 13.5% to 14.1%.

Cost of sales in the first half of 2014 increased 20.0% from the 2013 period, while gross profit margin decreased slightly from 33.1% in the 2013 period to 32.8% in the 2014 period. Gross margins declined at both Industrial and Aerospace during the first half of 2014. The acquisition of the Männer Business resulted in a higher percentage of sales being driven by Industrial during the 2014 period. Gross profit benefits from the Männer Business were partially offset by the $3.9 million of short-term purchase accounting adjustments related to the acquisition of the Männer Business and charges of $4.4 million related to the Closure of the Saline operations. Selling and administrative expenses in the first half of 2014 increased 11.1% from the 2013 period due primarily to the incremental operations of the Männer Business, $2.9 million of short-term purchase accounting adjustments related to the acquisition of the Männer Business and $0.6 million of charges related to the Closure of the Saline operations. Operating income during the first half of 2013 also included $10.5 million of non-recurring stock compensation expenses related to the modification of outstanding equity awards granted to the former Chief Executive Officer ("CEO Transition Costs"). As a percentage of sales, selling and administrative costs decreased from 21.6% in the first half of 2013 to 20.1% in the 2014 period. Operating income in the first half of 2014 increased 31.8% to $80.5 million from the first half of 2013 and operating income margin increased from 11.5% to 12.7%.

Interest expense
Interest expense decreased by $0.4 million and $1.5 million in the second quarter and the first half of 2014, respectively, compared to prior year amounts. The decrease during the first half of 2014 was primarily the result of lower average interest rates, partially offset by higher average borrowings.

Other expense (income), net
Other expense (income), net in the second quarter of 2014 was $0.8 million compared to $0.5 million in the second quarter of 2013. In the first half of 2014, other expense (income), net was $1.0 million compared to $1.5 million in the first half of 2013.

Income Taxes
The Company's effective tax rate from continuing operations for the first half of 2014 was 27.8% compared with 52.7% in the first half of 2013 and 32.8% for the full year 2013 which includes the impact of $16.4 million of tax expense related to the April 16, 2013 U.S. Court Decision (see Note 15 of the Consolidated Financial Statements). Excluding the impact of the U.S.

Tax Court Decision, the Company's effective tax rate from continuing operations for full year 2013 was 17.5%. The increase in the first half 2014 effective tax rate from the full year 2013 rate, as adjusted for the U.S. Tax Court Decision, is primarily due to a change in the mix of earnings attributable to higher-taxing jurisdictions or jurisdictions where losses cannot be benefited in 2014, the expiration of certain tax holidays and the increase in the planned repatriation of a portion of current year foreign earnings to the U.S.

The Industrial and Aerospace segments were previously awarded international tax holidays. All of the tax holidays for which the Company currently receives benefit are expected to expire in 2014 through 2016.

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

In November 2013, the Company made a cash payment of approximately $12.7 million related to tax, interest and penalties and utilized a portion of its net operating losses. The Company also submitted a notice of appeal of the Tax Court Decision to the United States Court of Appeals for the Second Circuit. The Company filed its opening brief with the United States Court of Appeals for the Second Circuit on February 13, 2014. During the second quarter of 2014, the parties filed additional briefs. The Company does not expect a decision until 2015.

Discontinued Operations
In April 2013, the Company completed the sale of its Barnes Distribution North America business ("BDNA") to MSC Industrial Direct Co., Inc. ("MSC"). The results of BDNA were segregated and presented as discontinued operations during the first quarter of 2013. In the first half of 2013, the Company recorded a $198.2 million gain from discontinued operations. The gain relates to the net after-tax proceeds less the book value of the assets sold or otherwise disposed of and the income generated by the operations of BDNA, partially offset by charges related to the pension plans related to BDNA and a final adjustment related to a retained liability at the Barnes Distribution Europe business. See Note 2 of the Consolidated Financial Statements.

Income and Income per Share

	Three months ended June 30,				Six months ended June 30,
(in millions, except per share)	2014	2013	Change		2014	2013	Change
Income from continuing operations	$30.2	$9.2	$21.0	NM	$53.0	$24.6	$28.4	NM
Income from discontinued operations, net of income taxes	—	200.1	(200.1)	NM	—	198.2	$(198.2)	NM
Net income	$30.2	$209.3	$(179.1)	(85.6)%	$53.0	$222.8	$(169.8)	(76.2)%
Per common share:
Basic:
Income from continuing operations	$0.55	$0.18	$0.37	NM	$0.97	$0.46	$0.51	NM
Income from discontinued operations, net of income taxes	—	3.72	(3.72)	NM	—	3.65	(3.65)	NM
Net income	$0.55	$3.90	$(3.35)	(85.9)%	$0.97	$4.11	$(3.14)	(76.4)%
Diluted:
Income from continuing operations	$0.54	$0.17	$0.37	NM	$0.95	$0.45	$0.5	NM
Income from discontinued operations, net of income taxes	—	3.65	(3.65)	NM	—	3.59	(3.59)	NM
Net income	$0.54	$3.82	$(3.28)	(85.9)%	$0.95	$4.04	$(3.09)	(76.5)%
Weighted average common shares outstanding:
Basic	54.7	53.7	1.0	1.9%	54.7	54.2	0.5	0.9%
Diluted	55.9	54.8	1.1	2.0%	56.0	55.1	0.9	1.5%

NM - Not meaningful

Basic and diluted income from continuing operations per common share increased for the three- and six- month periods as compared to 2013. The increases were directly attributable to the increases in income from continuing operations for the periods. Basic weighted average common shares outstanding increased due to the issuance of additional shares for employee stock plans and the issuance of 1,032,493 shares in connection with the acquisition of the Manner Business. The impact of these issuances was partially offset by the repurchase of 220,794 and 225,202 shares during the first half of 2014 and the second half of 2013, respectively, as part of the repurchase program. Diluted weighted average common shares outstanding increased primarily as a result of the increase in basic weighted average common shares outstanding and was also impacted by an increase in the dilutive effect of potentially issuable shares given an increase in the Company's stock price.

Financial Performance by Business Segment

Industrial

	Three months ended June 30,				Six months ended June 30,
(in millions)	2014	2013	Change		2014	2013	Change
Sales	$212.8	$170.6	$42.2	24.7%	$416.7	$336.1	$80.6	24.0%
Operating profit	28.8	20.9	7.8	37.5%	48.1	35.5	12.6	35.5%
Operating margin	13.5%	12.3%			11.6%	10.6%

Sales at Industrial were $212.8 million in the second quarter of 2014, a $42.2 million increase from the second quarter of 2013. The acquisition of the Männer Business in 2013 provided $35.7 million of sales. Organic sales increased by $3.8 million, or 2.2%, during the 2014 period, primarily due to favorable light vehicle and tool and die end-markets. Sales benefited from foreign currency translation which increased sales by approximately $2.7 million as the U.S. dollar weakened against foreign currencies. In the first half of 2014, this segment reported sales of $416.7 million, a 24.0% increase from the first half of 2013. The Männer Business contributed $73.7 million of sales. Organic sales increased by $3.4 million, or 1.0%, during the 2014 period. The impact of foreign currency translation increased sales by approximately $3.5 million.

Operating profit in the second quarter of 2014 at Industrial was $28.8 million, an increase of $7.8 million from the second quarter of 2013. Operating profit benefited primarily from the profit contributions of the Männer Business and increased organic sales, partially offset by unfavorable pricing, $1.9 million of short-term purchase accounting adjustments related to the acquisition and $2.3 million of pre-tax restructuring charges related to the Closure of the Saline operations. Operating profit in the first half of 2014 was $48.1 million, an increase of $12.6 million from the first half of 2013. The increase was also driven by the profit contribution of the Männer Business and increased organic sales, partially offset by $6.8 million of short-term purchase accounting adjustments related to the acquisition and $5.1 million of pre-tax restructuring charges related to the Closure of the Saline operations. Operating income during the first quarter of 2013 included CEO transition costs of $6.6 million that were allocated to the Industrial segment.

Outlook: In the Industrial manufacturing businesses, management is focused on generating organic sales growth through the introduction of new products and by leveraging the benefits of the diversified products and industrial end-markets in which its businesses have a global presence. The Company also remains focused on sales growth through acquisition and expanding geographic reach. Synventive, acquired in 2012, adds innovative products and services and has expanded the Company's global marketplace presence. The Männer Business, acquired in 2013, further provides additional differentiated products and services through the manufacture of high precision molds, valve gate hot runner systems, and system solutions for the medical/pharmaceutical, packaging, and personal care/health care industries. Our ability to generate sales growth is subject to economic conditions in the global markets served by all of our businesses. Order activity in certain end-markets may provide extended sales growth. Strategic investments in new technologies, manufacturing processes and product development are expected to provide incremental benefits in the long term.

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

Aerospace

	Three months ended June 30,				Six months ended June 30,
(in millions)	2014	2013	Change		2014	2013	Change
Sales	$109.3	$96.8	$12.5	12.9%	$217.5	$194.9	$22.6	11.6%
Operating profit	16.6	15.2	1.4	9.1%	32.4	25.6	6.8	26.6%
Operating margin	15.2%	15.7%			14.9%	13.1%

The Aerospace segment reported sales of $109.3 million in the second quarter of 2014, a 12.9% increase from the second quarter of 2013. Sales increases within the original equipment manufacturing ("OEM") business were partially offset by a decrease within the aftermarket business. Within aftermarket, a sales increase within the repair and overhaul business ("MRO") was more then offset by lower sales in the spare parts business. Increased sales within the OEM business reflected continued strength in demand for new engines, driven by increased commercial aircraft production. In the first half of 2014, this segment reported sales of $217.5 million, a 11.6% increase from the first half of 2013, primarily as a result of increased sales in the OEM manufacturing and the aftermarket repair and overhaul businesses, partially offset by lower sales within the spare parts business.

Operating profit at Aerospace in the second quarter of 2014 increased 9.1% from the second quarter of 2013 to $16.6 million, driven primarily by the profit contributions of increased sales in the OEM business, partially offset by lower profits in the spare parts business and increased employee related costs, primarily due to incentive compensation as a result of the level of the Company's pre-established annual performance targets. Operating margin decreased from 15.7% in the 2013 period to 15.2% in the 2014 period. Operating profit in the first half of 2014 increased 26.6% from the first half of 2013 to $32.4 million, driven primarily by the profit contributions of increased sales in the OEM business, partially offset by lower profits in the spare parts business and increased employee related costs, primarily due to incentive compensation. Operating income during the first quarter of 2013 included CEO transition costs of $3.9 million that were allocated to the Aerospace segment.

Outlook: Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the worldwide economy and are supported by its order backlog through participation in certain strategic commercial and military engine and airframe programs. Backlog in this business was $521.2 million at June 30, 2014, of which approximately 64% is expected to be shipped in the next 12 months. The Aerospace OEM business may be impacted by adjustments of customer inventory levels, commodity availability and pricing, changes in the content levels on certain platforms, including insourcing, changes in production schedules of specific engine and airframe programs, as well as the pursuit of new programs. Sales levels in the

Aerospace aftermarket business are expected to be impacted by fluctuations in end-market demand, adjustments of customer inventory levels and changes in customer sourcing, such as deferred or limited maintenance activity during engine shop visits and the use of used material during the engine repair and overhaul process. Management continues to believe its Aerospace aftermarket business is competitively positioned based on well-established long-term customer relationships, including maintenance and repair contracts in the repair and overhaul business and long-term RSPs and CRPs, expanded capabilities and current capacity levels.

Management is focused on growing operating profit at Aerospace primarily through leveraging organic sales growth, productivity initiatives, new product and process introductions and continued cost management. Operating profit is expected to be affected by the impact of changes in sales volume, mix and pricing, particularly as they relate to the highly profitable aftermarket RSP spare parts business, and investments made in each of its businesses. Management actively manages commodity price increases through pricing actions and other productivity initiatives. Costs associated with increases in new product and process introductions and the physical transfer of work to lower cost manufacturing regions may negatively impact operating profit.

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

As of March 20, 2014, the 3.375% Convertible Notes ("Notes") were subject to redemption at their par value at any time, at the option of the Company. The Notes are also eligible for conversion upon meeting certain conditions as provided in the indenture agreement including the closing stock price for 20 of the last 30 trading days in the preceding quarter being greater than or equal to 130% of the conversion price (the "conversion price eligibility requirement"). The eligibility for conversion is determined quarterly. During the first quarter of 2014, the Notes were not eligible for conversion. During the second quarter of 2014, the Notes were eligible for conversion due to meeting this conversion price eligibility requirement. On June 16, 2014, $0.2 million of the Notes (par value) were surrendered for conversion. On June 24, 2014, the Company exercised its right to redeem the remaining $55.4 million principal amount of the Notes, effective July 31, 2014. As such, the balance of these Notes and the related deferred tax balances are classified as current in the accompanying balance sheet as of June 30, 2014. The Company has elected to pay cash to holders of the Notes surrendered for conversion, including the value of any residual value shares of common stock that might be payable to the holders electing to convert their Notes into an equivalent share value. Under the terms of the indenture, the conversion value will be measured based upon a 20-day valuation period of the Company's stock price. An average stock price in excess of $28.31 during the valuation period would require a cash payment in excess of $55.6 million. For each $0.50 that the average stock price during the valuation period exceeds $28.31, the cash payment in excess of par would be approximately $1.0 million. As of July 16, holders of $32.9 million (par value) of Notes have surrendered their Notes for conversion. The Company intends to use borrowings under its Amended Credit facility to finance the redemption or conversion of the Notes.

In September 2013, the Company entered into a second amendment to its fifth amended and restated revolving credit agreement (the "Amended Credit Agreement”) and retained Bank of America, N.A. as Administrative Agent for the lenders. The Amended Credit Agreement extends the maturity date of the debt facility by two years from September 2016 to September 2018 and includes an option to extend the maturity date for an additional year, subject to certain conditions. The Amended Credit Agreement added a new foreign subsidiary borrower in Germany, Barnes Group Acquisition GmbH, maintained the borrowing availability of the Company at $750.0 million and added an accordion feature to increase this amount to $1,000.0 million. The borrowing availability of $750.0 million, pursuant to the terms of the Amended Credit Agreement, allows for Euro-denominated borrowings equivalent to $500.0 million. Euro-denominated borrowings are subject to foreign currency translation adjustments that are included within accumulated other non-owner changes to equity. The Company may exercise the accordion feature upon request to the Administrative Agent as long as an event of default has not occurred or is continuing. Borrowings under the Amended Credit Agreement continue to bear interest at LIBOR plus a spread ranging from 1.10% to 1.70%. The Company paid fees and expenses of $1.3 million in conjunction with executing the Amended Credit Agreement; such fees will be deferred and amortized into interest expense on the accompanying Consolidated Statements of Income through its maturity.

The Company's borrowing capacity remains limited by various debt covenants in the Amended Credit Agreement, certain of which were amended in September 2013. The Amended Credit Agreement requires the Company to maintain a ratio of Consolidated Senior Debt, as defined in the Amended Credit Agreement, to Consolidated EBITDA, as defined, of not more than 3.25 times at the end of each fiscal quarter ("Senior Debt Ratio"), a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times at the end of each fiscal quarter, and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25 times at the end of each fiscal quarter. The Amended Credit Agreement also provides that in connection with certain permitted acquisitions with aggregate consideration in excess of $150.0 million, the Consolidated Senior Debt to EBITDA ratio and the Consolidated Total Debt to EBITDA ratio are permitted to increase to 3.50 times and 4.25 times, respectively, for a period of the four fiscal quarters ending after the closing of the acquisition. In October 2013, the Company completed the acquisition of the Männer Business, a permitted transaction pursuant to the terms of the Amended Credit Agreement. At June 30, 2014, the Company was in compliance with all financial covenants under the Amended Credit Agreement. The Company's most restrictive financial covenant is the Senior Debt Ratio which requires the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.50 times at June 30, 2014. The actual ratio at June 30, 2014 was 2.08 times.

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the September 27, 2013 refinancing and currently expects that its bank syndicate, comprised of 17 banks, will continue to support its Amended Credit Agreement which matures in September 2018.  At June 30, 2014, the Company had $251.2 million unused and available for borrowings under its $750.0 million Amended Credit Facility, subject to covenants in the Company's debt agreements. At June 30, 2014, additional borrowings of $482.8 million of Total Debt and $352.5 million of Senior Debt would have been allowed under the financial covenants. The Company intends to use borrowings under its Amended Credit Facility to finance the redemption or conversion of the Notes. Additional funds may be used, as needed, to support the Company's ongoing growth initiatives. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements.

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

Cash Flow

	Six months ended June 30,
(in millions)	2014	2013	Change
Operating activities	$64.9	$65.5	$(0.6)
Investing activities	(68.4)	519.0	(587.4)
Financing activities	(5.1)	(471.3)	466.2
Exchange rate effect	(0.1)	(2.2)	2.1
(Decrease)/increase in cash	$(8.6)	$111.0	$(119.7)

Operating activities provided $64.9 million in cash in the first six months of 2014 and $65.5 million in the first six months of 2013. In the 2014 period, operating cash flows were positively impacted by improved operating performance, however this benefit was offset by an increase in cash used for working capital that was generated primarily by higher levels of sales growth relative to 2013. Higher levels of sales growth in 2014 resulted in an increase in receivables which generated a higher use of cash than in the comparable period.

Investing activities in the 2014 period included a cash outflow of $41.0 million related to the CRP. See Note 6 of the Consolidated Financial Statements. Net cash proceeds of $541.0 million from the sale of BDNA are included in investing activities for the 2013 period. Investing activities in the 2014 and 2013 periods also included capital expenditures of $25.8 million and $20.4 million, respectively. The Company expects capital spending in 2014 to approximate $60 million.

Financing activities in the first six months of 2014 included a net increase in borrowings of $23.1 million compared to a net decrease in borrowings of $403.4 million in the comparable 2013 period. The decrease in the 2013 period reflects the utilization of proceeds from the BDNA sale to reduce borrowings. Financing activities in the 2014 period included the payment of an assumed liability to the seller in connection with the acquisition of the Männer Business. Proceeds from the issuance of common stock were $9.4 million and $3.8 million in the 2014 and 2013 periods, respectively. During the six months ended June 30, 2014 and June 30, 2013, the Company repurchased 0.2 million and 2.1 million shares, respectively, of the Company's stock. The cost of the repurchases was $8.4 million in the 2014 period and $61.4 million in the 2013 period. Total cash used to pay dividends was $11.9 million in the 2014 period compared to $10.7 million in the 2013 period, primarily due to a dividend rate increase that was effective during the 2014 period.

At June 30, 2014, the Company held $62.2 million in cash and cash equivalents, the majority of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions and are expected to primarily fund international investments. During the second quarter of 2014, the Company repatriated $12.5 million of current year foreign earnings to the U.S.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At June 30, 2014, $498.8 million was borrowed at an interest rate of 1.47% under the Company's amended $750.0 million Credit Facility which matures in September 2018. In addition, as of June 30, 2014, the Company had $10.5 million in borrowings under short-term bank credit lines. At June 30, 2014, the Company's total borrowings were comprised of approximately 28% fixed rate debt and approximately 72% variable rate debt. The interest payments on approximately $100.0 million of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the respective interest rate swaps that were executed in April 2012.

Debt Covenants

Borrowing capacity is limited by various debt covenants in the Company's debt agreements. As of June 30, 2014, the most restrictive financial covenant is included within the Amended Credit Agreement and requires the Company to maintain a maximum ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times for the four fiscal quarters then ending. The Company's Amended Credit Agreement also contains other financial covenants that require the maintenance of a certain other debt ratio, Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times and a certain interest coverage ratio, Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of at least 4.25 times, at June 30, 2014. The Amended Credit Agreement also provides that in connection with certain permitted acquisitions with aggregate consideration in excess of $150.0 million, the Consolidated Senior Debt to EBITDA ratio and the Consolidated Total Debt to EBITDA ratio are permitted to increase to 3.50 times and 4.25 times, respectively, for a period of the four fiscal quarters ending after the closing of the acquisition. On October 31, 2013, the Company completed the acquisition of the Männer Business, a permitted transaction pursuant to the terms of the Amended Credit Agreement. Following is a reconciliation of Consolidated EBITDA to the Company's net income (in millions):

Four fiscal quarters ended June 30, 2014
Net income	$100.7
Add back:
Interest expense	11.6
Income taxes	28.2
Depreciation and amortization	76.5
Adjustment for non-cash stock based compensation	7.4
Amortization of Männer acquisition inventory step-up	7.2
Due diligence and transaction expenses	1.5
Adjustment for acquired businesses	12.4
Restructuring charges	3.4
Other adjustments	(0.9)
Consolidated EBITDA, as defined	$247.9

Consolidated Senior Debt, as defined, as of June 30, 2014	$515.3
Ratio of Consolidated Senior Debt to Consolidated EBITDA	2.08
Maximum	3.50
Consolidated Total Debt, as defined, as of June 30, 2014	$570.9
Ratio of Consolidated Total Debt to Consolidated EBITDA	2.30
Maximum	4.25
Consolidated Cash Interest Expense, as defined, as of June 30, 2014	$10.7
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	23.20
Minimum	4.25

The Amended Credit Agreement allows for certain adjustments within the calculation of the financial covenants. The adjustment for acquired businesses reflects the unaudited pre-acquisition operations of the Männer business for the four-month period ended October 31, 2013. The restructuring charges represent charges recorded in the first six months of 2014 related to the closure of production operations at the Associated Spring facility located in Saline, Michigan. Other adjustments primarily consist of net gains on the sale of assets. The Company's financial covenants are measured as of the end of each fiscal quarter. At June 30, 2014, additional borrowings of $482.8 million of Total Debt and $352.5 million of Senior Debt would have been allowed under the covenants. Senior Debt includes primarily the borrowings under the Credit Facility and the borrowings under lines of credit. The Company's unused credit facilities at June 30, 2014 were $251.2 million.

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

Business Acquisitions and Goodwill: Goodwill is subject to impairment testing annually or earlier testing if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Management completes their annual impairment assessment during the second quarter of each year. The Company utilizes the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test in accordance with the applicable accounting standards. Under the qualitative assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, overall unit performance and events directly affecting a unit. If the Company determines that the two-step quantitative impairment test is required, management estimates the fair value of the reporting unit primarily using the income approach, which reflects management’s cash flow projections, and also evaluates the fair value using the market approach. Inherent in management’s development of cash flow projections are assumptions and estimates, including those related to future earnings and growth and the weighted average cost of capital. Based on this second quarter assessment, the estimated fair values of the Synventive and Männer reporting units, which were acquired in August 2012 and October 2013, respectively, exceeded their carrying values and the estimated fair value of the remaining reporting units significantly exceeded their carrying values. There was no goodwill impairment at any reporting units through June 30, 2014. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company-specific and overall economic conditions. Management’s quantitative assessment during the second quarter of 2014 included a review of the potential impacts of current and projected market conditions from a market participant’s perspective on reporting units’ projected cash flows, growth rates and cost of capital to assess the likelihood of whether the fair value would be less than the carrying value. While management expects future operating improvements at certain reporting units to result from improving end-market conditions, new product introductions and further market penetration, there can be no assurance that such expectations will be met or that the fair value of the reporting units will continue to exceed their carrying values. If the fair values were to fall below the carrying values, a non-cash impairment charge to income from operations could result.

Recent Accounting Changes

In April 2014, the Financial Accounting Standards Board (FASB) amended its guidance related to reporting discontinued operations. The amended guidance changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the amended guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and is disposed of or classified as held for sale. The guidance also requires several new disclosures. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date and is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The Company is evaluating this guidance and will apply the guidance in the event that the Company has a future disposal that qualifies as a discontinued operation or is classified as held for sale.
In May 2014, the FASB amended its guidance related to revenue recognition. The amended guidance establishes a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The amended guidance clarifies that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the amended guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The amended guidance applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The amended guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to the amended guidance. The Company is evaluating this guidance and has not determined the impact that it may have on its financial statements nor decided upon the method of adoption.
EBITDA

EBITDA for the first six months of 2014 was $122.0 million compared to $409.2 million in the first six months of 2013. EBITDA is a measurement not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Six months ended June 30,
	2014	2013
Net income	$53.0	$222.8
Add back:
Interest expense	6.1	7.6
Income taxes	20.4	147.7
Depreciation and amortization	42.5	31.1
EBITDA (1)	$122.0	$409.2

(1)	EBITDA of $409.2 million in 2013 includes a pre-tax gain of $313.5 million related to the sale of BDNA.

FORWARD-LOOKING STATEMENTS

Certain of the statements in this quarterly report contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements often address our expected future operating and financial performance and financial condition, and often contain words such as "anticipate," "believe," "expect," "plan," "strategy," "estimate," "project," and similar terms. These forward-looking statements do not constitute guarantees of future performance and are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. These include, among others: difficulty maintaining relationships with employees, including unionized employees, customers, distributors, suppliers, business partners or governmental entities; potential strikes or work stoppages; difficulties leveraging market opportunities; changes in market demand for our products and services; rapid technological and market change; the ability to protect intellectual property rights; introduction or development of new products or transfer of work; higher risks in international operations and markets; the impact of intense competition; and other risks and uncertainties described in documents filed with or furnished to the Securities and Exchange Commission ("SEC") by the Company, including, among others, those in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors sections of the Company's filings. The risks and uncertainties described in our periodic filings with the SEC include, among others, uncertainties relating to conditions in financial markets; currency fluctuations and foreign currency exposure; future financial performance of the industries or customers that we serve; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; inability to realize expected sales or profits from existing backlog due to a range of factors, including insourcing decisions, material changes, production schedules and volumes of specific programs; the impact of government budget and funding decisions; changes in raw material or product prices and availability; integration of acquired businesses including the Männer business; restructuring costs or savings including those related to the closure of production operations at the Company’s facility in Saline, Michigan; the continuing impact of strategic actions, including acquisitions, divestitures, restructurings, or strategic business realignments, and our ability to achieve the financial and operational targets set in connection with any such actions; the outcome of pending and future legal, governmental, or regulatory proceedings and contingencies and uninsured claims; future repurchases of common stock; future levels of indebtedness; and numerous other matters of a global, regional or national scale, including those of a political, economic, business, competitive, environmental, regulatory and public health nature. The Company assumes no obligation to update our forward-looking statements.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's second fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2013, the Company made a cash payment of approximately $12.7 million related to tax, interest and penalties and utilized a portion of its net operating losses. The Company also submitted a notice of appeal of the Tax Court Decision to the United States Court of Appeals for the Second Circuit. The Company filed its opening brief with the United States Court of Appeals for the Second Circuit on February 13, 2014. During the second quarter of 2014, the parties filed additional briefs. The Company does not expect a decision until 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)

April 1-30, 2014	679		$38.31	—	2,428,509
May 1-31, 2014	6,097		$38.11	—	2,428,509
June 1-30, 2014	2,183		$38.63	—	2,428,509
Total	8,959	(2)	$38.25	—

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

(2)
All acquisitions of equity securities during the second quarter of 2014 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

Item 6. Exhibits

(a) Exhibits
Exhibit 10.1	2014 Barnes Group Inc. Stock and Incentive Award Plan.
Exhibit 10.2	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant and Restricted Stock Unit Agreement for Directors dated May 9, 2014 (for non-management directors).
Exhibit 10.3	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant for Employees and Restricted Stock Unit Agreement dated May 9, 2014.
Exhibit 10.4	Form of Barnes Group Inc. Stock and Incentive Award Plan Stock Option Summary of Grant and Stock Option Agreement for Employees in Grade 21 and up dated May 9, 2014.
Exhibit 10.5
Form of Barnes Group Inc. Stock and Incentive Award Plan Performance Share Award Summary of Grant and Performance Share Award Agreement for Officers and Other Individuals as Designated by the Compensation and Management Development Committee dated July 21, 2014.

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

Barnes Group Inc.
(Registrant)

Date:	July 28, 2014	/s/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr. Senior Vice President, Finance Chief Financial Officer (Principal Financial Officer)

Date:	July 28, 2014	/s/ MARIAN ACKER
Marian Acker Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended June 30, 2014

Exhibit No.	Description	Reference
10.1	2014 Barnes Group Inc. Stock and Incentive Award Plan.	Incorporated by reference to Annex A to the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission on March 25, 2014.
10.2	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant and Restricted Stock Unit Agreement for Directors dated May 9, 2014 (for non-management directors).	Filed with this report.
10.3	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant for Employees and Restricted Stock Unit Agreement dated May 9, 2014.	Filed with this report.
10.4	Form of Barnes Group Inc. Stock and Incentive Award Plan Stock Option Summary of Grant and Stock Option Agreement for Employees in Grade 21 and up dated May 9, 2014.	Filed with this report.
10.5
Form of Barnes Group Inc. Stock and Incentive Award Plan Performance Share Award Summary of Grant and Performance Share Award Agreement for Officers and Other Individuals as Designated by the Compensation and Management Development Committee dated July 21, 2014.
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