Form 10-Q
period 2014-09-30
BARNES GROUP INC
filed 2014-10-27
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

The registrant had outstanding 54,446,853 shares of common stock as of October 22, 2014.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended September 30, 2014

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” under Part I - Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net sales	$317,659	$269,491	$951,832	$800,430

Cost of sales	206,410	189,488	632,671	544,615
Selling and administrative expenses	60,364	51,972	187,770	166,679
	266,774	241,460	820,441	711,294
Operating income	50,885	28,031	131,391	89,136

Interest expense	2,435	2,401	8,558	10,000
Other expense (income), net	741	241	1,768	1,702
Income from continuing operations before income taxes	47,709	25,389	121,065	77,434
Income taxes	13,407	4,008	33,782	31,426
Income from continuing operations	34,302	21,381	87,283	46,008
(Loss) income from discontinued operations, net of income taxes (Note 2)	(425)	(476)	(425)	197,696
Net income	$33,877	$20,905	$86,858	$243,704

Per common share:
Basic:
Income from continuing operations	$0.63	$0.40	$1.60	$0.86
(Loss) income from discontinued operations, net of income taxes	(0.01)	(0.01)	(0.01)	3.67
Net income	$0.62	$0.39	$1.59	$4.53
Diluted:
Income from continuing operations	$0.62	$0.39	$1.57	$0.84
(Loss) income from discontinued operations, net of income taxes	(0.01)	(0.01)	(0.01)	3.60
Net income	$0.61	$0.38	$1.56	$4.44
Dividends	$0.11	$0.11	$0.33	$0.31

Weighted average common shares outstanding:
Basic	54,879,329	53,009,720	54,756,794	53,818,950
Diluted	55,509,658	54,304,990	55,803,370	54,854,456

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$33,877	$20,905	$86,858	$243,704
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) on hedging activities, net of tax (1)	564	(144)	33	202
Foreign currency translation adjustments, net of tax (2)	(41,279)	21,876	(51,837)	10,344
Defined benefit pension and other postretirement benefits, net of tax (3)	2,863	1,874	(1,518)	19,814
Total other comprehensive (loss) income, net of tax	(37,852)	23,606	(53,322)	30,360
Total comprehensive (loss) income	$(3,975)	$44,511	$33,536	$274,064

(1) Net of tax of $256 and $(106) for the three months ended September 30, 2014 and 2013, respectively, and $62 and $331 for the nine months ended September 30, 2014 and 2013, respectively.

(2) Net of tax of $(1,376) and $843 for the three months ended September 30, 2014 and 2013, respectively, and $(2,143) and $332 for the nine months ended September 30, 2014 and 2013, respectively.

(3) Net of tax of $869 and $1,500 for the three months ended September 30, 2014 and 2013, respectively, and $(2,121) and $12,871 for the nine months ended September 30, 2014 and 2013, respectively.

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$63,007	$70,856
Accounts receivable, less allowances (2014 - $4,091; 2013 - $3,438)	282,858	258,664
Inventories	214,291	211,246
Deferred income taxes	31,794	18,226
Prepaid expenses and other current assets	19,093	18,204
Total current assets	611,043	577,196

Deferred income taxes	783	2,314

Property, plant and equipment	687,829	686,537
Less accumulated depreciation	(384,947)	(383,979)
	302,882	302,558

Goodwill	613,298	649,697
Other intangible assets, net	570,368	534,293
Other assets	57,587	57,615
Total assets	$2,155,961	$2,123,673

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$25,695	$1,074
Accounts payable	95,122	88,721
Accrued liabilities	175,507	154,514
Long-term debt - current	885	56,009
Total current liabilities	297,209	300,318

Long-term debt	513,215	490,341
Accrued retirement benefits	86,768	80,884
Deferred income taxes	88,350	94,506
Other liabilities	14,748	16,210

Commitments and contingencies (Note 15)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2014 - 61,170,339 shares; 2013 - 60,306,128 shares)	612	603
Additional paid-in capital	402,211	390,347
Treasury stock, at cost (2014 - 6,729,154 shares; 2013 - 6,389,267 shares)	(169,395)	(156,649)
Retained earnings	949,621	881,169
Accumulated other non-owner changes to equity	(27,378)	25,944
Total stockholders' equity	1,155,671	1,141,414
Total liabilities and stockholders' equity	$2,155,961	$2,123,673

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)(Unaudited)

	Nine months ended September 30,
	2014	2013
Operating activities:
Net income	$86,858	$243,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,556	44,957
Amortization of convertible debt discount	731	1,776
Loss (gain) on disposition of property, plant and equipment	103	(632)
Stock compensation expense	5,453	16,092
Withholding taxes paid on stock issuances	(4,357)	(2,045)
Loss (gain) on the sale of businesses	1,586	(313,471)
Changes in assets and liabilities, net of the effects of divestitures:
Accounts receivable	(26,648)	(11,694)
Inventories	(8,481)	(405)
Prepaid expenses and other current assets	(3,074)	(815)
Accounts payable	8,237	8,988
Accrued liabilities	8,630	27,784
Deferred income taxes	(6,942)	(6,603)
Long-term retirement benefits	(6,400)	238
Other	3,519	4,700
Net cash provided by operating activities	121,771	12,574

Investing activities:
Proceeds from disposition of property, plant and equipment	627	895
(Payments for) proceeds from the sale of businesses	(1,181)	539,116
Change in restricted cash	4,886	—
Capital expenditures	(43,594)	(33,799)
Component Repair Program payments	(41,000)	—
Other	(1,030)	(1,901)
Net cash (used) provided by investing activities	(81,292)	504,311

Financing activities:
Net change in other borrowings	24,663	3,887
Payments on long-term debt	(183,673)	(482,158)
Proceeds from the issuance of long-term debt	158,883	178,000
Payment of assumed liability to Otto Männer Holding AG	(19,796)	—
Premium paid on convertible debt redemption	(14,868)	—
Proceeds from the issuance of common stock	10,323	10,873
Common stock repurchases	(8,389)	(68,608)
Dividends paid	(17,925)	(16,495)
Excess tax benefit on stock awards	4,625	3,312
Other	(185)	(1,320)
Net cash used by financing activities	(46,342)	(372,509)

Effect of exchange rate changes on cash flows	(1,986)	(447)
(Decrease) increase in cash and cash equivalents	(7,849)	143,929
Cash and cash equivalents at beginning of period	70,856	86,356
Cash and cash equivalents at end of period	$63,007	$230,285
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data)
(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income, comprehensive income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2013 has been derived from the 2013 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine-month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

2. Discontinued Operations

Barnes Distribution North America

In April 2013, the Company completed the sale of BDNA to MSC pursuant to the terms of an Asset Purchase Agreement between the Company and MSC. The total cash consideration received for BDNA through September 30, 2014 was $537,761, net of transaction costs and closing adjustments paid. The net after-tax proceeds were $420,466 after consideration of certain post closing adjustments, transaction costs and income taxes. The Company made estimated income tax payments of $130,004 related to the gain on sale during 2013 and recorded an income tax receivable of $12,608 in the Consolidated Balance Sheet as of December 31, 2013. The Company has since elected to apply the income tax receivable to future tax filings. The losses from discontinued operations for the three- and nine-months ended September 30, 2014 include a tax benefit for deductions related to the sale of BDNA.

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

As required by the terms of the SPA, the Company was required to place €9,000 of the proceeds in escrow to be used for any settlement of general representation and warranty claims. Absent a breach of warranty claim, the funds would be released from escrow on August 31, 2012 unless there were any then pending claims. Cash related to a pending claim would remain in escrow until a final determination of the claim had been made. On August 17, 2012, the Purchaser provided a notice of breach of various warranties to the Company.  The Company rejected the Purchaser's notice and demanded release of the full escrow effective August 31, 2012.  The Purchaser refused to release the full escrow, and only €3,900 plus interest was released whereas €5,100 plus interest remained in escrow. The Company settled the pending claim on September 24, 2014 and entered into an agreement to pay the Purchaser €1,250 of the proceeds that were held in escrow. The losses from discontinued operations for the three- and nine-months ended September 30, 2014 include this €1,250 ($1,586) reduction in proceeds from the sale of the business. The remaining funds of €3,850 ($4,886 at September 30, 2014) were no longer restricted within escrow effective September 24, 2014, therefore the balance of the escrow account was recorded as cash at September 30, 2014. The cash was restricted and recorded in other assets at December 31, 2013.

The below amounts related to the BDE business and BDNA were derived from historical financial information. The amounts have been segregated from continuing operations and reported as discontinued operations within the consolidated financial statements.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net sales	$—	$—	$—	$93,173
Income before income taxes	—	10	—	4,967
Income tax expense	—	463	—	1,688
(Loss) income from operations of discontinued businesses, net of income taxes	—	(453)	—	3,279
(Loss) gain on transaction	(1,586)	(7)	(1,586)	313,471
Income tax benefit (expense) on sale	1,161	(16)	1,161	(119,054)
(Loss) gain on the sale of businesses	(425)	(23)	(425)	194,417
(Loss) income from discontinued operations, net of income taxes	$(425)	$(476)	$(425)	$197,696

3. Acquisitions

During 2013, the Company completed the acquisition of the Männer Business, a German company based in Bahlingen, Germany. The following table reflects the unaudited pro forma operating results of the Company for the three- and nine- months ended September 30, 2013, which gives effect to the acquisition of the Männer Business as if it had occurred on January 1, 2012. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2012, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and the Männer Business adjusted for certain items including depreciation and amortization expense associated with the assets acquired and the Company’s expense related to financing arrangements, with the related tax effects. The pro forma information does not include the effects of any synergies or cost reduction initiatives related to the acquisition.

	(Unaudited Pro Forma) Three months ended September 30, 2013	(Unaudited Pro Forma) Nine months ended September 30, 2013
Net sales	$295,286	$886,620
Income from continuing operations	24,188	56,385
Net income	23,712	254,081

Per common share:
Basic:
Income from continuing operations	$0.45	$1.03
Net income	$0.44	$4.63
Diluted:
Income from continuing operations	$0.44	$1.01
Net income	$0.43	$4.55

4. Net Income Per Common Share

For the purpose of computing diluted income from continuing operations and net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans and convertible senior subordinated notes. For the purpose of computing diluted income from continuing operations and net income per common share, the weighted-average number of common shares outstanding was increased by 630,329 and 1,295,270 for the three-month periods ended September 30, 2014 and 2013, respectively, and 1,046,576 and 1,035,506 for the nine-month periods ended September 30, 2014 and 2013, respectively, to account for the potential dilutive effect of stock-based incentive plans and convertible senior subordinated notes. There were no adjustments to income from continuing operations or net income for the purposes of computing income available to common stockholders for those periods.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three-month periods ended September 30, 2014 and 2013, the Company excluded 92,049 and 27,300 stock options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options would have been anti-dilutive. During the nine-month periods ended September 30, 2014 and 2013, the Company excluded 92,049 and 177,550 stock options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options would have been anti-dilutive.

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

On June 16, 2014, $224 (par value) of the 3.375% Convertible Senior Subordinated Notes due in March 2027 (the "3.375% Convertible Notes") were surrendered for conversion. On June 24, 2014, the Company exercised its right to redeem the remaining $55,412 principal amount of the Notes, effective July 31, 2014, and elected to pay cash to holders of the Notes surrendered for conversion, including the value of any residual shares of common stock that were payable to the holders electing to convert their notes into an equivalent share value. Accordingly, the potential shares issuable for the 3.375% Convertible Notes were included in diluted average common shares outstanding for the period prior to the June 24, 2014 notification date. Under the net share settlement method, there were 0 and 326,973 potential shares issuable under the Notes that were considered dilutive for the three- and nine- month periods ended September 30, 2014, respectively, and 286,205 and 128,594 potential shares issuable under the Notes that were considered dilutive for the three- and nine- month periods ended September 30, 2013, respectively.

5. Inventories

The components of inventories consisted of:

	September 30, 2014	December 31, 2013
Finished goods	$86,471	$85,033
Work-in-process	76,005	71,982
Raw material and supplies	51,815	54,231
	$214,291	$211,246

6. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended September 30, 2014:

	Industrial	Aerospace	Total Company
January 1, 2014	$618,911	$30,786	$649,697
Foreign currency translation	(36,399)	—	(36,399)
September 30, 2014	$582,512	$30,786	$613,298

In the second quarter of 2014, management performed its annual goodwill impairment testing. Based on this assessment, there was no goodwill impairment recognized.

Other Intangible Assets:
Other intangible assets consisted of:

		September 30, 2014		December 31, 2013
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs (RSPs)	Up to 30	$293,700	$(70,974)	$293,700	$(64,220)
Component repair programs (CRPs)	Up to 18	106,639	(1,210)	26,639	—
Customer lists/relationships	10-18	183,406	(27,417)	183,406	(18,293)
Patents and technology	7-14	62,972	(20,222)	62,972	(14,210)
Trademarks/trade names	5-30	11,950	(8,342)	11,950	(7,628)
Other	Up to 15	19,292	(14,785)	19,292	(9,868)
		677,959	(142,950)	597,959	(114,219)
Unamortized intangible asset:
Trade names		36,900		36,900
Foreign currency translation		(1,541)	—	13,653	—
Other intangible assets		$713,318	$(142,950)	$648,512	$(114,219)

Estimated amortization of intangible assets for future periods is as follows: 2014 - $39,000; 2015 - $36,000; 2016 - $35,000; 2017 - $36,000 and 2018 - $37,000.

On June 12, 2014, the Company entered into a Component Repair Program ("CRP") with its customer, General Electric ("GE"). This CRP provides for, among other items, the right to sell certain aftermarket component repair services for CFM56 engines directly to other customers as one of a few GE licensed suppliers. In addition, this CRP extends existing contracts under which the Company currently provides these services directly to GE. As consideration for these rights, the Company agreed to pay $80,000. The Company paid $41,000 in the second quarter of 2014 and the remaining payments of $20,000 and $19,000 will be paid in the fourth quarter of 2014 and the second quarter of 2015, respectively, and are included within accrued liabilities in the

Consolidated Financial Statements. The length of the program rights are for the remaining life of all CFM56 engine lines and the amortization of the intangible will be recognized as a reduction to sales over this life.

In the third quarter of 2014, management performed its annual impairment testing of its indefinite-lived trade names. Based on this assessment, there was no trade name impairment recognized.

7. Debt

The Company's debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios. The Company is in compliance with its financial covenants as of September 30, 2014, and continues to monitor its future compliance based on current and anticipated future economic conditions.

Long-term debt and notes and overdrafts payable at September 30, 2014 and December 31, 2013 consisted of:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.375% Convertible Notes	$—	$—	$55,636	$76,569
Unamortized debt discount – 3.375% Convertible Notes	—	—	(731)	—
Revolving credit agreement	510,557	520,029	487,920	482,431
Borrowings under lines of credit and overdrafts	25,695	25,695	1,074	1,074
Other foreign bank borrowings	—	—	405	410
Capital leases	3,543	3,879	3,120	3,402
	539,795	549,603	547,424	563,886
Less current maturities	(26,580)		(57,083)
Long-term debt	$513,215		$490,341

Previously, the 3.375% Convertible Notes ("Notes") were eligible for conversion upon meeting certain conditions as provided in the indenture agreement including the closing stock price for 20 of the last 30 trading days in the preceding quarter being greater than or equal to 130% of the conversion price (the "conversion price eligibility requirement"). The eligibility for conversion was determined quarterly. During the second quarter of 2014, the Notes were eligible for conversion due to meeting the conversion price eligibility requirement and on March 20, the Company formally notified the note holders that they were entitled to convert the Notes. On June 16, 2014, $224 (par value) of the Notes were surrendered for conversion. On June 24, 2014, the Company exercised its right to redeem the remaining $55,412 principal amount of the Notes, effective July 31, 2014. Of the total $55,412 principal amount, $7 of these notes were redeemed with accrued interest through the redemption date. The remaining $55,405 of these notes were surrendered for conversion. The Company elected to pay cash to holders of the Notes surrendered for conversion, including the value of any residual shares of common stock that were payable to the holders electing to convert their notes into an equivalent share value, resulting in a total cash payment of $70,497 including a premium on conversion of $14,868 (reducing the equity component by $9,326, net of tax of $5,542). As a result of this transaction, the Company recaptured $23,565 of previously deducted contingent convertible debt interest which resulted in an $8,784 reduction in short-term deferred tax liabilities and a corresponding increase in current taxes payable included within accrued liabilities. The Company used borrowings under its Amended Credit Facility to finance the conversion of the Notes. The fair value of the Notes was previously determined using quoted market prices that represent Level 2 observable inputs.

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

Borrowings and availability under the Amended Credit Agreement were $510,557 and $239,443, respectively, at September 30, 2014 and $487,920 and $262,080, respectively, at December 31, 2013. Borrowings included Euro-denominated borrowings of €64,820 ($82,257) at September 30, 2014 and €114,000 ($157,320) at December 31, 2013. The interest rate on these borrowings was 1.45% and 1.36% on September 30, 2014 and December 31, 2013, respectively. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings are valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

The Company's borrowing capacity remains limited by various debt covenants in the Amended Credit Agreement, certain of which were amended in September 2013. The Amended Credit Agreement requires the Company to maintain a ratio of Consolidated Senior Debt, as defined in the Amended Credit Agreement, to Consolidated EBITDA, as defined, of not more than 3.25 times at the end of each fiscal quarter ("Senior Debt Ratio"), a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times at the end of each fiscal quarter, and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25 times at the end of each fiscal quarter. The Amended Credit Agreement also provides that in connection with certain permitted acquisitions with aggregate consideration in excess of $150,000, the Senior Debt Ratio and the Consolidated Total Debt to EBITDA ratio are permitted to increase to 3.50 times and 4.25 times, respectively, for a period of the four fiscal quarters ending after the closing of the acquisition. In October 2013, the Company completed the acquisition of the Männer Business, a permitted transaction pursuant to the terms of the Amended Credit Agreement. At September 30, 2014, the Company was in compliance with all financial covenants under the Amended Credit Agreement.

In addition, the Company has available approximately $40,000 in uncommitted short-term bank credit lines ("Credit Lines"), of which $25,500 was borrowed at September 30, 2014 at an interest rate of 1.16% and $1,000 was borrowed at December 31, 2013 at an interest rate of 2.13%. The Company had also borrowed $195 and $74 under overdraft facilities at September 30, 2014 and December 31, 2013, respectively. Repayments under the Credit Lines are due within one month. Repayments of the overdrafts are generally due within two days. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

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

8. Business Reorganization

On March 14, 2014, the Company authorized the closure of production operations ("Saline operations") at its Associated Spring facility located in Saline, Michigan (the "Closure").  Saline operations, which included approximately 50 employees, primarily manufactured certain automotive engine valve springs, a highly commoditized product.  Based on changing market dynamics and increased customer demands for commodity pricing, several customers advised the Company of their intent to transition these specific springs to other suppliers, which led to the decision of the Closure.  The Closure occurred during the second quarter of 2014, however certain other facility Closure costs, including the transfer of machinery and equipment, will continue during the remainder of 2014. The Company recorded restructure and related costs of $5,552 during the first nine-months of 2014. This balance included $2,167 of employee termination costs, primarily employee severance expense and defined benefit pension and other postretirement plan (the "Plans") costs related to the accelerated recognition of actuarial losses and special termination benefits, and $3,385 of other facility costs, primarily related to asset write-downs and depreciation on assets that had been utilized through the Closure. The remaining severance liability of $315 was included within accrued liabilities as of September 30, 2014. See Note 11 for costs associated with the Plans that were impacted by the Closure. The Company also expects to incur additional costs of approximately $1,000 in 2014 related to the Closure. Closure costs are recorded primarily within Cost of Sales in the accompanying Consolidated Statements of Income and are reflected in the results of the Industrial segment.
The following table sets forth the change in the liability for the 2014 employee severance actions:

January 1, 2014	$—
Employee severance costs	1,230
Payments	(915)
September 30, 2014	$315
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

The following table sets forth the fair value amounts of derivative instruments held by the Company.

	September 30, 2014		December 31, 2013
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(100)	$—	$(370)
Foreign exchange contracts	—	(492)	—	(318)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	130	(669)	543	(67)
Total derivatives	$130	$(1,261)	$543	$(755)

Asset derivatives are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Liability derivatives related to interest rate contracts and foreign exchange contracts are recorded in other liabilities and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

The following table sets forth the gain (loss), net of tax, recorded in accumulated other non-owner changes to equity for the three- and nine- month periods ended September 30, 2014 and 2013 for derivatives held by the Company and designated as hedging instruments.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Cash flow hedges:
Interest rate contracts	$312	$(242)	$169	$825
Foreign exchange contracts	252	98	(136)	(623)
	$564	$(144)	$33	$202

Amounts related to the interest rate swaps included within accumulated other non-owner changes to equity that were reclassified to expense during the first nine months of 2014 and 2013 resulted in a fixed rate of interest of 1.03% plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings. The amounts reclassified for the foreign exchange contracts were not material in any period presented. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the three- and nine- month periods ended September 30, 2014 and 2013.

The following table sets forth the (losses) gains recorded in other expense (income), net in the consolidated statements of income for the three- and nine- month periods ended September 30, 2014 and 2013 for non-designated derivatives held by the Company. Such amounts were substantially offset by gains (losses) recorded on the underlying hedged asset or liability.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Foreign exchange contracts	$141	$1,361	$(847)	$(2,121)

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

Level 3	Unobservable inputs for the asset or liability

The following table provides the financial assets and financial liabilities reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Asset derivatives	$130	$—	$130	$—
Liability derivatives	(1,261)	—	(1,261)	—
Bank acceptances	6,518	—	6,518	—
Rabbi trust assets	2,027	2,027	—	—
	$7,414	$2,027	$5,387	$—

December 31, 2013
Asset derivatives	$543	$—	$543	$—
Liability derivatives	(755)	—	(755)	—
Bank acceptances	6,461	—	6,461	—
Rabbi trust assets	1,975	1,975	—	—
	$8,224	$1,975	$6,249	$—

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

11. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
Pensions	2014	2013	2014	2013
Service cost	$1,132	$1,393	$3,439	$4,839
Interest cost	5,455	5,018	16,432	15,043
Expected return on plan assets	(8,476)	(8,273)	(25,529)	(24,867)
Amortization of prior service cost	152	185	486	567
Amortization of actuarial losses	2,141	4,038	6,374	12,331
Curtailment loss	—	—	219	199
Settlement loss	281	—	863	637
Special termination benefits	—	—	715	1,016
Net periodic benefit cost	$685	$2,361	$2,999	$9,765

	Three months ended September 30,		Nine months ended September 30,
Other Postretirement Benefits	2014	2013	2014	2013
Service cost	$29	$58	$110	$176
Interest cost	540	513	1,638	1,548
Amortization of prior service credit	(218)	(223)	(653)	(783)
Amortization of actuarial losses	268	241	751	762
Curtailment loss (gain)	—	—	4	(3,081)
Net periodic benefit cost	$619	$589	$1,850	$(1,378)

Curtailment losses and special termination benefits during the first nine months of 2014 relate to certain defined benefit pension and other postretirement benefit plans that were impacted by the closure of production operations at the Associated Spring facility located in Saline, Michigan. The settlement loss during the first nine months of 2014 reflects payments that were made to participants within certain of the Company's defined benefit pension plans. The curtailment loss (gain), settlement loss and special termination benefits during the first nine months of 2013 relate to certain defined benefit pension and other postretirement benefit plans that were impacted by the completed sale of the Barnes Distribution North America business("BDNA"). Amounts related to BDNA have been segregated from continuing operations and reported as discontinued operations within the Consolidated Financial Statements during the first nine months of 2013.

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

12. Income Taxes

The Company's effective tax rate from continuing operations for the first nine months of 2014 was 27.9% compared with 40.6% in the first nine months of 2013 and 32.8% for the full year 2013 which includes the impact of $16,428 of tax expense related to the April 16, 2013 U.S. Court Decision (see Note 15). Excluding the impact of the U.S. Tax Court Decision, the Company's effective tax rate from continuing operations for full year 2013 was 17.5%. The increase in the first nine months 2014 effective tax rate from the full year 2013 rate, as adjusted for the U.S. Tax Court Decision, is primarily due to a change in the mix of earnings attributable to higher-taxing jurisdictions or jurisdictions where losses cannot be benefited in 2014, the expiration of certain tax holidays and the increase in the planned repatriation of a portion of current year foreign earnings to the U.S.

The Aerospace and Industrial segments were previously awarded international tax holidays. All of the tax holidays for which the Company currently receives benefit are expected to expire in 2015 and 2016.

13. Changes in Accumulated Other Comprehensive Income by Component

The following table sets forth the changes in accumulated other comprehensive income, net of tax, by component for the nine- month period ended September 30, 2014 and 2013:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2014	$(519)	$(73,273)	$99,736	$25,944
Other comprehensive loss before reclassifications to consolidated statements of income	(585)	(7,081)	(51,837)	(59,503)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	618	5,563	—	6,181
Net current-period other comprehensive income (loss)	33	(1,518)	(51,837)	(53,322)
September 30, 2014	$(486)	$(74,791)	$47,899	$(27,378)

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2013	$(432)	$(146,441)	$80,121	$(66,752)
Other comprehensive income before reclassifications to consolidated statements of income	321	12,671	6,201	19,193
Amounts reclassified from accumulated other comprehensive (loss) income to the consolidated statements of income	(119)	7,143	4,143	11,167
Net current-period other comprehensive income	202	19,814	10,344	30,360
September 30, 2013	$(230)	$(126,627)	$90,465	$(36,392)

The following table sets forth the reclassifications out of accumulated other comprehensive income by component for the three- and nine- month periods ended September 30, 2014 and 2013:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	Three months ended September 30, 2014	Three months ended September 30, 2013
Gains and losses on cash flow hedges
Interest rate contracts	$(224)	$(220)	Interest expense
Foreign exchange contracts	(239)	132	Net sales
	(463)	(88)	Total before tax
	136	53	Tax benefit
	(327)	(35)	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service credits, net	66	$38	(A)
Amortization of actuarial losses	(2,409)	(4,279)	(A)
Curtailment gain	—	—	(A)
Settlement loss	(281)	—	(A)
	(2,624)	(4,241)	Total before tax
	814	1,500	Tax benefit
	(1,810)	(2,741)	Net of tax

Foreign currency items
Charge to cumulative translation adjustment (sale of BDNA)	$—	$—	Income from discontinued operations
	—	—	Tax benefit
	—	—	Net of tax
Total reclassifications in the period	$(2,137)	$(2,776)
(A) These accumulated other comprehensive income components are included within the computation of net periodic pension cost. See Note 11.

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Gains and losses on cash flow hedges
Interest rate contracts	$(663)	$(631)	Interest expense
Foreign exchange contracts	(259)	659	Net sales
	(922)	28	Total before tax
	304	91	Tax benefit
	(618)	119	Net of tax

Pension and other postretirement benefit items
Amortization of prior service credits, net	$167	$216	(A)
Amortization of actuarial losses	(7,125)	(13,093)	(A)
Curtailment (loss) gain, net	(223)	2,882	(A)
Settlement loss	(863)	(637)	(A)
	(8,044)	(10,632)	Total before tax
	2,481	3,489	Tax benefit
	(5,563)	(7,143)	Net of tax

Foreign currency items
Charge to cumulative translation adjustment (sale of BDNA)	$—	$(4,143)	Income from discontinued operations
	—	—	Tax benefit
	—	(4,143)	Net of tax
Total reclassifications in the period	$(6,181)	$(11,167)
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

The following tables set forth information about the Company's operations by its two reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net sales
Industrial	$207,230	$167,747	$623,886	$503,809
Aerospace	110,429	101,744	327,951	296,622
Intersegment sales	—	—	(5)	(1)
Total net sales	$317,659	$269,491	$951,832	$800,430

Operating profit
Industrial	$33,205	$20,874	$81,344	$56,406
Aerospace	17,680	7,157	50,047	32,730
Total operating profit	50,885	28,031	131,391	89,136
Interest expense	2,435	2,401	8,558	10,000
Other expense (income), net	741	241	1,768	1,702
Income from continuing operations before income taxes	$47,709	$25,389	$121,065	$77,434

	September 30, 2014	December 31, 2013
Assets
Industrial	$1,359,174	$1,410,400
Aerospace	658,192	567,080
Other (A)	138,595	146,193
Total assets	$2,155,961	$2,123,673

(A) "Other" assets include corporate-controlled assets, the majority of which are cash and deferred tax assets.

15. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not material as of September 30, 2014 and December 31, 2013.

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

In November 2013, the Company made a cash payment of approximately $12,700 related to tax, interest and penalties and utilized a portion of its net operating losses. The Company also submitted a notice of appeal of the Tax Court Decision to the United States Court of Appeals for the Second Circuit. The Company filed its opening brief with the United States Court of Appeals for the Second Circuit on February 13, 2014 and presented its oral arguments on October 1, 2014. The Company does not expect a decision until early 2015.

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

17. Subsequent Event

On October 15, 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), as purchasers, for the issuance of $100,000 aggregate principal amount of 3.97% Senior Notes due October 17, 2024 (the “3.97% Notes”). The Company completed funding of the transaction and issued the 3.97% Notes on October 17, 2014.

The 3.97% Notes are senior unsecured obligations of the Company and will pay interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Notes in an amount equal to 100% of the principal amount of the 3.97% Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid.
The Note Purchase Agreement contains customary affirmative and negative covenants, including, among others, limitations on indebtedness, liens, investments, restricted payments, dispositions and business activities. The Note Purchase Agreement also requires the Company to maintain a ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times at the end of each fiscal quarter, provided that such ratio may increase to 3.50 times following the consummation of certain acquisitions. In addition, the Note Purchase Agreement requires the Company to maintain (i) a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times at the end of each fiscal quarter, provided that such ratio may increase to 4.25 times following the consummation of certain acquisitions, and (ii) a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25 times at the end of any fiscal quarter.
__________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month and nine-month periods ended September 30, 2014 and 2013, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 27, 2014 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of September 30, 2014 and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and September 30, 2013 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2014 and September 30, 2013. This interim financial information is the responsibility of the Company's management.

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
October 27, 2014

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

Third Quarter 2014 Highlights

In the third quarter of 2014, sales increased by $48.2 million, or 17.9% from the third quarter of 2013, to $317.7 million. This increase was driven primarily by a $29.6 million sales contribution from the Männer Business. Organic sales increased by $20.4 million, or 7.6%, with growth in both the Industrial and Aerospace segments.

Operating income in the third quarter of 2014 increased 81.5% to $50.9 million from the third quarter of 2013 and operating margin increased from 10.4% to 16.0%. Operating income benefited from the profit contribution of both the Männer Business and increased organic sales, partially offset by increased employee related costs, $0.9 million of short-term purchase accounting adjustments related to the acquisition of the Männer Business and $0.5 million of pre-tax restructuring charges related to the closure of production operations at the facility in Saline, Michigan. The third quarter of 2013 also included an $8.6 million pre-tax inventory valuation charge related to a specific family of spare parts within the repair and overhaul business.

RESULTS OF OPERATIONS

Net Sales

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2014	2013	Change		2014	2013	Change
Industrial	$207.2	$167.7	$39.5	23.5%	$623.9	$503.8	$120.1	23.8%
Aerospace	110.4	101.7	8.7	8.5%	328.0	296.6	31.3	10.6%
Intersegment sales	—	—	—	—%	—	—	—	—%
Total	$317.7	$269.5	$48.2	17.9%	$951.8	$800.4	$151.4	18.9%

The Company reported net sales of $317.7 million in the third quarter of 2014, an increase of $48.2 million or 17.9%, from the third quarter of 2013. The acquisition of the Männer Business in 2013 provided $29.6 million of net sales during the third quarter of 2014. Organic sales increased by $20.4 million, which included an increase of $11.7 million at Industrial and an increase of $8.7 million at Aerospace. The strengthening of the U.S. dollar against foreign currencies decreased net sales by approximately $1.8 million.

The Company reported net sales of $951.8 million in the first nine months of 2014, an increase of $151.4 million or 18.9%, from the first nine months of 2013. The acquisition of the Männer Business in 2013 provided $103.3 million of net sales during the first nine months of 2014. Organic sales increased by $46.4 million, which included an increase of $15.1 million at Industrial and an increase of $31.3 million at Aerospace. The weakening of the U.S. dollar against foreign currencies increased net sales by approximately $1.7 million.

Expenses and Operating Income

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2014	2013	Change		2014	2013	Change
Cost of sales	$206.4	$189.5	$16.9	8.9%	$632.7	$544.6	$88.1	16.2%
% sales	65.0%	70.3%			66.5%	68.0%
Gross profit (1)	$111.2	$80.0	$31.2	39.1%	$319.2	$255.8	$63.3	24.8%
% sales	35.0%	29.7%			33.5%	32.0%
Selling and administrative expenses	$60.4	$52.0	$8.4	16.1%	$187.8	$166.7	$21.1	12.7%
% sales	19.0%	19.3%			19.7%	20.8%
Operating income	$50.9	$28.0	$22.9	81.5%	$131.4	$89.1	$42.3	47.4%
% sales	16.0%	10.4%			13.8%	11.1%
(1) Sales less cost of sales.

Cost of sales in the third quarter of 2014 increased 8.9% from the 2013 period, while gross profit margin increased from 29.7% in the 2013 period to 35.0% in the 2014 period. Gross margins improved at both Industrial and Aerospace. Third quarter 2013 cost of sales included an $8.6 million pre-tax inventory valuation charge related to a specific family of spare parts within the repair and overhaul business at Aerospace. Gross margins at Aerospace would have remained flat relative to the prior year period in the absence of this item. The acquisition of the Männer Business resulted in a higher percentage of sales being driven by Industrial during the 2014 period. Gross profit benefits from the Männer Business were partially offset by the $0.2 million of short-term purchase accounting adjustments related to the acquisition of the Männer Business and charges of $0.5 million related to the Closure of the Saline operations. Selling and administrative expenses in the third quarter of 2014 increased 16.1% from the 2013 period due primarily to the incremental operations of the Männer Business and $0.7 million of short-term purchase accounting adjustments related to the acquisition of the Männer Business. The third quarter of 2013 also included transaction costs related to the acquisition of the Männer Business. As a percentage of sales, selling and administrative costs decreased slightly from 19.3% in the third quarter of 2013 to 19.0% in the 2014 period. Operating income in the third quarter of 2014 increased 81.5% to $50.9 million from the third quarter of 2013 and operating income margin increased from 10.4% to 16.0%.

Cost of sales in the first nine months of 2014 increased 16.2% from the 2013 period, while gross profit margin increased from 32.0% in the 2013 period to 33.5% in the 2014 period. Gross margins improved at both Industrial and Aerospace during the first nine months of 2014. Cost of sales in 2013 included an $8.6 million pre-tax inventory valuation charge related to a specific family of spare parts within the repair and overhaul business at Aerospace. Gross margins at Aerospace would have been down slightly relative to the prior year period in the absence of this item. The acquisition of the Männer Business resulted in a higher percentage of sales being driven by Industrial during the 2014 period. Gross profit benefits from the Männer Business were partially offset by $4.0 million of short-term purchase accounting adjustments related to the acquisition of the Männer Business and charges of $4.9 million related to the Closure of the Saline operations. Selling and administrative expenses in the first nine months of 2014 increased 12.7% from the 2013 period due primarily to the incremental operations of the Männer Business, $3.7 million of short-term purchase accounting adjustments related to the acquisition of the Männer Business and $0.6 million of charges related to the Closure of the Saline operations. Operating income during the first nine months of 2013 also included $10.5 million of non-recurring stock compensation expenses related to the modification of outstanding equity awards granted to the former Chief Executive Officer ("CEO Transition Costs") as well as transaction costs related to the acquisition of the Männer Business. As a percentage of sales, selling and administrative costs decreased from 20.8% in the first nine months of 2013 to 19.7% in the 2014 period. Operating income in the first nine months of 2014 increased 47.4% to $131.4 million from the first nine months of 2013 and operating income margin increased from 11.1% to 13.8%.

Interest expense
Interest expense remained flat in the third quarter of 2014 as compared with the prior year amount. Interest expense decreased by $1.4 million in first nine months of 2014 compared to the prior year amount. The decrease during the first nine months of 2014 was primarily the result of lower average interest rates, partially offset by higher average borrowings.

Other expense (income), net
Other expense (income), net in the third quarter of 2014 was $0.7 million compared to $0.2 million in the third quarter of 2013. In the first nine months of 2014, other expense (income), net was $1.8 million compared to $1.7 million in the first nine months of 2013.

Income Taxes
The Company's effective tax rate from continuing operations for the first nine months of 2014 was 27.9% compared with 40.6% in the first nine months of 2013 and 32.8% for the full year 2013 which includes the impact of $16.4 million of tax expense related to the April 16, 2013 U.S. Court Decision (see Note 15 of the Consolidated Financial Statements). Excluding the impact of the U.S. Tax Court Decision, the Company's effective tax rate from continuing operations for full year 2013 was 17.5%. The increase in the first nine months of 2014 effective tax rate from the full year 2013 rate, as adjusted for the U.S. Tax Court Decision, is primarily due to a change in the mix of earnings attributable to higher-taxing jurisdictions or jurisdictions where losses cannot be benefited in 2014, the expiration of certain tax holidays and the increase in the planned repatriation of a portion of current year foreign earnings to the U.S.

The Industrial and Aerospace segments were previously awarded international tax holidays. All of the tax holidays for which the Company currently receives benefit are expected to expire in 2015 and 2016.

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

In November 2013, the Company made a cash payment of approximately $12.7 million related to tax, interest and penalties and utilized a portion of its net operating losses. The Company also submitted a notice of appeal of the Tax Court Decision to the United States Court of Appeals for the Second Circuit. The Company filed its opening brief with the United States Court of Appeals for the Second Circuit on February 13, 2014 and presented its oral arguments on October 1, 2014. The Company does not expect a decision until early 2015.

Discontinued Operations
In April 2013, the Company completed the sale of its Barnes Distribution North America business ("BDNA") to MSC Industrial Direct Co., Inc. ("MSC"). The results of BDNA were segregated and presented as discontinued operations during the first quarter of 2013. In the first nine months of 2013, the Company recorded a $197.7 million gain from discontinued operations. The gain relates to the net after-tax proceeds less the book value of the assets sold or otherwise disposed of and the income generated by the operations of BDNA, partially offset by charges related to the pension plans related to BDNA and a final adjustment related to a retained liability at the Barnes Distribution Europe business. See Note 2 of the Consolidated Financial Statements.

Income and Income per Share

	Three months ended September 30,				Nine months ended September 30,
(in millions, except per share)	2014	2013	Change		2014	2013	Change
Income from continuing operations	$34.3	$21.4	$12.9	60.4%	$87.3	$46.0	$41.3	89.7%
(Loss) income from discontinued operations, net of income taxes	(0.4)	(0.5)	0.1	10.7%	(0.4)	197.7	$(198.1)	NM
Net income	$33.9	$20.9	$13.0	62.1%	$86.9	$243.7	$(156.8)	(64.4)%
Per common share:
Basic:
Income from continuing operations	$0.63	$0.40	$0.23	57.5%	$1.60	$0.86	$0.74	86.0%
(Loss) income from discontinued operations, net of income taxes	(0.01)	(0.01)	—	—%	(0.01)	3.67	(3.68)	NM
Net income	$0.62	$0.39	$0.23	59.0%	$1.59	$4.53	$(2.94)	(64.9)%
Diluted:
Income from continuing operations	$0.62	$0.39	$0.23	59.0%	$1.57	$0.84	$0.73	86.9%
(Loss) income from discontinued operations, net of income taxes	(0.01)	(0.01)	—	—%	(0.01)	3.60	(3.61)	NM
Net income	$0.61	$0.38	$0.23	60.5%	$1.56	$4.44	$(2.88)	(64.9)%
Weighted average common shares outstanding:
Basic	54.9	53.0	1.9	3.5%	54.8	53.8	0.9	1.7%
Diluted	55.5	54.3	1.2	2.2%	55.8	54.9	0.9	1.7%

NM - Not meaningful

Basic and diluted income from continuing operations per common share increased for the three- and nine- month periods as compared to 2013. The increases were directly attributable to the increases in income from continuing operations for the periods. Basic weighted average common shares outstanding increased due to the issuance of additional shares for employee stock plans and the issuance of 1,032,493 shares in connection with the acquisition of the Manner Business. The impact of these issuances was partially offset by the repurchase of 220,794 shares during the first nine months of 2014 as part of the repurchase program. Diluted weighted average common shares outstanding increased as a result of an increase in basic weighted average common shares outstanding, partially offset by a decrease in the dilutive effect of potentially issuable shares. The decrease in the dilutive effect of the potentially issuable shares resulted from a rise in employee stock plan exercises and the redemption of the 3.375% Convertible Notes.

Financial Performance by Business Segment

Industrial

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2014	2013	Change		2014	2013	Change
Sales	$207.2	$167.7	$39.5	23.5%	$623.9	$503.8	$120.1	23.8%
Operating profit	33.2	20.9	12.3	59.1%	81.3	56.4	24.9	44.2%
Operating margin	16.0%	12.4%			13.0%	11.2%

Sales at Industrial were $207.2 million in the third quarter of 2014, a $39.5 million increase from the third quarter of 2013. The acquisition of the Männer Business in 2013 provided $29.6 million of sales. Organic sales increased by $11.7 million, or 7.0%, during the 2014 period, primarily due to favorable light vehicle and tool and die end-markets. Sales were impacted by foreign currency translation which decreased sales by approximately $1.8 million as the U.S. dollar strengthened against foreign currencies. In the first nine months of 2014, this segment reported sales of $623.9 million, a 23.8% increase from the first nine months of 2013. The Männer Business contributed $103.3 million of sales. Organic sales increased by $15.1 million, or 3.0%, during the 2014 period. The impact of foreign currency translation increased sales by approximately $1.7 million.

Operating profit in the third quarter of 2014 at Industrial was $33.2 million, an increase of $12.3 million from the third quarter of 2013. Operating profit benefited primarily from the profit contributions of the Männer Business and increased organic sales, partially offset by $0.9 million of short-term purchase accounting adjustments related to the acquisition and $0.5 million of pre-tax restructuring charges related to the closure of production operations at the facility in Saline, Michigan. Operating profit in the first nine months of 2014 was $81.3 million, an increase of $24.9 million from the first nine months of 2013. The increase was also driven by the profit contribution of the Männer Business and increased organic sales, partially offset by $7.7 million of short-term purchase accounting adjustments related to the acquisition and $5.6 million of pre-tax restructuring charges related to the Closure of the Saline operations. Operating income during the first quarter of 2013 included CEO transition costs of $6.6 million that were allocated to the Industrial segment.

Outlook: In the Industrial manufacturing businesses, management is focused on generating organic sales growth through the introduction of new products and by leveraging the benefits of the diversified products and industrial end-markets in which its businesses have a global presence. The Company also remains focused on sales growth through acquisition and expanding geographic reach. Synventive, acquired in 2012, adds innovative products and services and has expanded the Company's global marketplace presence. The Männer Business, acquired in 2013, further provides additional differentiated products and services through the manufacture of high precision molds, valve gate hot runner systems, and system solutions for the medical/pharmaceutical, packaging, and personal care/health care industries. Our ability to generate sales growth is subject to economic conditions in the global markets served by all of our businesses. Order activity in certain end-markets may provide extended sales growth. Strategic investments in new technologies, manufacturing processes and product development are expected to provide incremental benefits in the long term. The Company is currently in the process of negotiating a collective bargaining agreement (“CBA”) with certain unionized employees at the Bristol, CT and Corry, PA facilities, which are located within the Associated Spring business unit. The current CBA has been extended through November 30, 2014 to negotiate the successor agreement.

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

Aerospace

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2014	2013	Change		2014	2013	Change
Sales	$110.4	$101.7	$8.7	8.5%	$328.0	$296.6	$31.3	10.6%
Operating profit	17.7	7.2	10.5	147.0%	50.0	32.7	17.3	52.9%
Operating margin	16.0%	7.0%			15.3%	11.0%

The Aerospace segment reported sales of $110.4 million in the third quarter of 2014, a 8.5% increase from the third quarter of 2013. Sales increases within the original equipment manufacturing ("OEM") business were partially offset by a slight decrease within the repair and overhaul business ("MRO"). Sales within the spare parts business were flat compared with the prior year period. Increased sales within the OEM business reflected continued strength in demand for new engines, driven by increased commercial aircraft production. In the first nine months of 2014, this segment reported sales of $328.0 million, a 10.6% increase from the first nine months of 2013, primarily as a result of increased sales in the OEM business and the aftermarket repair and overhaul businesses, partially offset by lower sales within the spare parts business.

Operating profit at Aerospace in the third quarter of 2014 increased 147.0% from the third quarter of 2013 to $17.7 million, driven primarily by the profit contributions of increased sales in the OEM business and increased profits in the MRO business, partially offset by increased employee related costs. The third quarter of 2013 included an $8.6 million pre-tax inventory valuation charge related to a specific family of spare parts within the repair and overhaul business. Operating margin increased from 7.0% in the 2013 period to 16.0% in the 2014 period as a result of these items. Operating profit in the first nine months of 2014 increased 52.9% from the first nine months of 2013 to $50.0 million, driven primarily by the profit contributions of increased sales in the OEM and MRO businesses, partially offset by lower profits in the spare parts business and increased employee related costs, primarily due to incentive compensation. Operating income during the first quarter of 2013 included CEO transition costs of $3.9 million that were allocated to the Aerospace segment, whereas the third quarter of 2013 included the $8.6 million pre-tax inventory valuation charge.

Outlook: Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the worldwide economy and are supported by its order backlog through participation in certain strategic commercial and military engine and airframe programs. Backlog in this business was $504.5 million at September 30, 2014, of which approximately 62% is expected to be shipped in the next 12 months. The Aerospace OEM business may be impacted by adjustments of customer inventory levels, commodity availability and pricing, changes in the content levels on certain platforms, including insourcing, changes in production schedules of specific engine and airframe programs, as well as the pursuit of new programs. Sales levels in the Aerospace aftermarket business may be impacted by fluctuations in end-market demand, inventory management and changes in customer sourcing, such as deferred or limited maintenance activity during engine shop visits and the use of surplus (used) material during the engine repair and overhaul process. Management continues to believe its Aerospace aftermarket business is competitively positioned based on well-established long-term customer relationships, including maintenance and repair contracts in the repair and overhaul business and long-term RSPs and CRPs, expanded capabilities and current capacity levels.

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

On October 15, 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), as purchasers, for the issuance of $100.0 million aggregate principal amount of 3.97% Senior Notes due October 17, 2024 (the “3.97% Notes”). The Company completed funding of the transaction and issued the 3.97% Notes on October 17, 2014. The 3.97% Notes are senior unsecured obligations of the Company and will pay interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Notes in an amount equal to 100% of the principal amount of the 3.97% Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid.

The Note Purchase Agreement contains customary affirmative and negative covenants, including, among others, limitations on indebtedness, liens, investments, restricted payments, dispositions and business activities. The Note Purchase Agreement also requires the Company to maintain a ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times at the end of each fiscal quarter, provided that such ratio may increase to 3.50 times following the consummation of certain acquisitions. In addition, the Note Purchase Agreement requires the Company to maintain (i) a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times at the end of each fiscal quarter, provided that such ratio may increase to 4.25 times following the consummation of certain acquisitions, and (ii) a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25 times at the end of any fiscal quarter.

As of March 20, 2014, the 3.375% Convertible Notes ("Notes") were subject to redemption at their par value at any time, at the option of the Company. The Notes are also eligible for conversion upon meeting certain conditions as provided in the indenture agreement including the closing stock price for 20 of the last 30 trading days in the preceding quarter being greater than or equal to 130% of the conversion price (the "conversion price eligibility requirement"). The eligibility for conversion is determined quarterly. During the first quarter of 2014, the Notes were not eligible for conversion. During the second quarter of 2014, the Notes were eligible for conversion due to meeting this conversion price eligibility requirement. On June 16, 2014,

$0.2 million of the Notes (par value) were surrendered for conversion. On June 24, 2014, the Company exercised its right to redeem the remaining $55.4 million principal amount of the Notes, effective July 31, 2014. The Company elected to pay cash to holders of the Notes surrendered for conversion, including the value of any residual value shares of common stock that might be payable to the holders electing to convert their Notes into an equivalent share value. Under the terms of the indenture, the conversion value was measured based upon a 20-day valuation period of the Company's stock price. The Company used borrowings under its Amended Credit Facility to finance the redemption and conversion of the Notes. The Notes were rendered for conversion during the third quarter of 2014 and the Company paid $70.5 million in cash to the holders, which included a premium of $14.9 million.

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

The Company's borrowing capacity remains limited by various debt covenants in the Amended Credit Agreement, certain of which were amended in September 2013. The Amended Credit Agreement requires the Company to maintain a ratio of Consolidated Senior Debt, as defined in the Amended Credit Agreement, to Consolidated EBITDA, as defined, of not more than 3.25 times at the end of each fiscal quarter ("Senior Debt Ratio"), a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times at the end of each fiscal quarter, and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25 times at the end of each fiscal quarter. The Amended Credit Agreement also provides that in connection with certain permitted acquisitions with aggregate consideration in excess of $150.0 million, the Consolidated Senior Debt to EBITDA ratio and the Consolidated Total Debt to EBITDA ratio are permitted to increase to 3.50 times and 4.25 times, respectively, for a period of the four fiscal quarters ending after the closing of the acquisition. In October 2013, the Company completed the acquisition of the Männer Business, a permitted transaction pursuant to the terms of the Amended Credit Agreement. At September 30, 2014, the Company was in compliance with all financial covenants under the Amended Credit Agreement. The Company's most restrictive financial covenant is the Senior Debt Ratio which requires the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.50 times at September 30, 2014. The actual ratio at September 30, 2014 was 2.00 times.

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the September 27, 2013 refinancing and currently expects that its bank syndicate, comprised of 17 banks, will continue to support its Amended Credit Agreement which matures in September 2018.  At September 30, 2014, the Company had $239.4 million unused and available for borrowings under its $750.0 million Amended Credit Facility, subject to covenants in the Company's debt agreements. At September 30, 2014, additional borrowings of $606.6 million of Total Debt and $404.3 million of Senior Debt would have been allowed under the financial covenants. On October 17, 2014 the proceeds of the 3.97% Notes were used to pay down the Amended Credit Facility. The Company intends to use borrowings under its Amended Credit Facility to support the Company's ongoing growth initiatives. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements.

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

Cash Flow

	Nine months ended September 30,
(in millions)	2014	2013	Change
Operating activities	$121.8	$12.6	$109.2
Investing activities	(81.3)	504.3	(585.6)
Financing activities	(46.3)	(372.5)	326.2
Exchange rate effect	(2.0)	(0.4)	(1.5)
(Decrease)/increase in cash	$(7.8)	$143.9	$(151.8)

Operating activities provided $121.8 million in the first nine months of 2014 compared to $12.6 million in the first nine months of 2013. Operating cash flows in the 2013 period were negatively impacted by a $95.7 million income tax payment related to the gain on the sale of BDNA. The cash proceeds from the sale are reflected in investing activities in the 2013 period. In the 2014 period, operating cash flows were positively impacted by improved operating performance, however this benefit was offset by an increase in cash used for working capital that was generated primarily by higher levels of sales growth relative to 2013. Higher levels of sales growth in 2014 resulted in an increase in receivables which generated a higher use of cash than in the comparable period.

Cash proceeds of $539.1 million from the sale of BDNA, net of transaction costs and closing adjustments, are included in investing activities for the 2013 period. See Note 2 of the Consolidated Financial Statements. Investing activities in the 2014 period include a cash outflow of $41.0 million related to the CRP and the release of approximately $4.9 million of escrow funds related to the 2011 sale of the BDE businesses. See Note 6 and Note 2 of the Consolidated Financial Statements, respectively. Investing activities in the 2014 and 2013 periods also included capital expenditures of $43.6 million and $33.8 million, respectively. The Company expects capital spending in 2014 to approximate $60 million.

Financing activities in the first nine months of 2013 included a net decrease in borrowings of $300.3 million which reflects the utilization of proceeds from the BDNA sale to reduce borrowings. Financing activities in the 2014 period include the redemption of the convertible debt which is reflected within payments on long-term debt ($55.6 million par value) and premium paid on convertible debt redemption ($14.9 million) which were financed through borrowings under the Amended Credit Facility. Financing activities in the 2014 period also include the payment of an assumed liability to the seller in connection with the acquisition of the Männer Business. Proceeds from the issuance of common stock were $10.3 million and $10.9 million in the 2014 and 2013 periods, respectively. During the first nine months of 2014 and 2013, the Company repurchased 0.2 million and 2.4 million shares, respectively, of the Company's stock. The cost of the repurchases was $8.4 million in the 2014 period and $68.6 million in the 2013 period. Total cash used to pay dividends was $17.9 million in the 2014 period compared to $16.5 million in the 2013 period, primarily due to a dividend rate increase that was effective during the 2014 period.

At September 30, 2014, the Company held $63.0 million in cash and cash equivalents, the majority of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions and are expected to primarily fund international investments. In the first half of 2014, the Company repatriated $12.5 million of current year foreign earnings to the U.S.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At September 30, 2014, $510.6 million was borrowed at an interest rate of 1.45% under the Company's amended $750.0 million Credit Facility which matures in September 2018. In addition, as of September 30, 2014, the Company had $25.5 million in borrowings under short-term bank credit lines. At September 30, 2014, the Company's total borrowings were comprised of approximately 19% fixed rate debt and approximately 81% variable rate debt. The interest payments on approximately $100.0 million of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the respective interest rate swaps that were executed in April 2012.

Debt Covenants

Borrowing capacity is limited by various debt covenants in the Company's debt agreements. As of September 30, 2014, the most restrictive financial covenant is included within the Amended Credit Agreement and requires the Company to maintain a maximum ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times for the four fiscal quarters then ending. The Company's Amended Credit Agreement also contains other financial covenants that require the maintenance of a certain other debt ratio, Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times and a certain interest coverage ratio, Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of at least 4.25 times, at September 30, 2014. The Amended Credit Agreement also provides that in connection with certain permitted acquisitions with aggregate consideration in excess of $150.0 million, the Consolidated Senior Debt to EBITDA ratio and the Consolidated Total Debt to EBITDA ratio are permitted to increase to 3.50 times and 4.25 times, respectively, for a period of the four fiscal quarters ending after the closing of the acquisition. On October 31, 2013, the Company completed the acquisition of the Männer Business, a permitted transaction pursuant to the terms of the Amended Credit Agreement. Following is a reconciliation of Consolidated EBITDA to the Company's net income (in millions):

Four fiscal quarters ended September 30, 2014
Net income	$113.7
Add back:
Interest expense	11.6
Income taxes	37.6
Depreciation and amortization	82.7
Adjustment for non-cash stock based compensation	7.3
Amortization of Männer acquisition inventory step-up	7.2
Due diligence and transaction expenses	1.5
Adjustment for acquired businesses	4.6
Restructuring charges	3.9
Other adjustments	(0.2)
Consolidated EBITDA, as defined	$269.7

Consolidated Senior Debt, as defined, as of September 30, 2014	$539.8
Ratio of Consolidated Senior Debt to Consolidated EBITDA	2.00
Maximum	3.50
Consolidated Total Debt, as defined, as of September 30, 2014	$539.8
Ratio of Consolidated Total Debt to Consolidated EBITDA	2.00
Maximum	4.25
Consolidated Cash Interest Expense, as defined, as of September 30, 2014	$10.6
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	25.57
Minimum	4.25

The Amended Credit Agreement allows for certain adjustments within the calculation of the financial covenants. The adjustment for acquired businesses reflects the unaudited pre-acquisition operations of the Männer business for the one-month period ended October 31, 2013. The restructuring charges represent charges recorded in the first nine months of 2014 related to the closure of production operations at the Associated Spring facility located in Saline, Michigan. Other adjustments consist of net gains on the sale of assets and net gains from discontinued operations. The Company's financial covenants are measured as of the end of each fiscal quarter. At September 30, 2014, additional borrowings of $606.6 million of Total Debt and $404.3 million of Senior Debt would have been allowed under the covenants. Senior Debt includes primarily the borrowings under the Credit Facility and the borrowings under lines of credit. The Company's unused credit facilities at September 30, 2014 were $239.4 million.

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

Business Acquisitions, Indefinite-Lived Intangible Assets and Goodwill: Goodwill and indefinite-lived intangible assets are subject to impairment testing annually or earlier testing if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Management completes their annual impairment assessment during the second quarter of each year. The Company utilizes the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test in accordance with the applicable accounting standards. Under the qualitative assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, overall unit performance and events directly affecting a unit. If the Company determines that the two-step quantitative impairment test is required, management estimates the fair value of the reporting unit primarily using the income approach, which reflects management’s cash flow projections, and also evaluates the fair value using the market approach. Inherent in management’s development of cash flow projections are assumptions and estimates, including those related to future earnings and growth and the weighted average cost of capital. Based on this second quarter assessment, the estimated fair values of the Synventive and Männer reporting units, which were acquired in August 2012 and October 2013, respectively, exceeded their carrying values and the estimated fair value of the remaining reporting units significantly exceeded their carrying values. There was no goodwill impairment at any reporting units through June 30, 2014. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company-specific and overall economic conditions. Management’s quantitative assessment during the second quarter of 2014 included a review of the potential impacts of current and projected market conditions from a market participant’s perspective on reporting units’ projected cash flows, growth rates and cost of capital to assess the likelihood of whether the fair value would be less than the carrying value. While management expects future operating improvements at certain reporting units to result from improving end-market conditions, new product introductions and further market penetration, there can be no assurance that such expectations will be met or that the fair value of the reporting units will continue to exceed their carrying values. If the fair values were to fall below the carrying values, a non-cash impairment charge to income from operations could result. Management also performed its annual impairment testing of its trade names, indefinite-lived intangible assets, during the third quarter of 2014. Based on this assessment, there was no trade name impairment recognized.

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

EBITDA

EBITDA for the first nine months of 2014 was $190.7 million compared to $450.9 million in the first nine months of 2013. EBITDA is a measurement not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Nine months ended September 30,
	2014	2013
Net income	$86.9	$243.7
Add back:
Interest expense	8.6	10.0
Income taxes	32.6	152.2
Depreciation and amortization	62.6	45.0
EBITDA (1)	$190.7	$450.9

(1)	EBITDA of $450.9 million in 2013 includes a pre-tax gain of $313.5 million related to the sale of BDNA.

FORWARD-LOOKING STATEMENTS

Certain of the statements in this quarterly report contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements often address our expected future operating and financial performance and financial condition, and often contain words such as "anticipate," "believe," "expect," "plan," "strategy," "estimate," "project," and similar terms. These forward-looking statements do not constitute guarantees of future performance and are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. These include, among others: difficulty maintaining relationships with employees, including unionized employees, customers, distributors, suppliers, business partners or governmental entities; failure to successfully negotiate collective bargaining agreements or potential strikes, work stoppages or other similar events; difficulties leveraging market opportunities; changes in market demand for our products and services; rapid technological and market change; the ability to protect intellectual property rights; introduction or development of new products or transfer of work; higher risks in international operations and markets; the impact of intense competition; and other risks and uncertainties described in documents filed with or furnished to the Securities and Exchange Commission ("SEC") by the Company, including, among others, those in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors sections of the Company's filings. The risks and uncertainties described in our periodic filings with the SEC include, among others, uncertainties relating to conditions in financial markets; currency fluctuations and foreign currency exposure; future financial performance of the industries or customers that we serve; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; inability to realize expected sales or profits from existing backlog due to a range of factors, including insourcing decisions, material changes, production schedules and volumes of specific programs; the impact of government budget and funding decisions; changes in raw material or product prices and availability; integration of acquired businesses including the Männer business; restructuring costs or savings including those related to the closure of production operations at the Company’s facility in Saline, Michigan; the continuing impact of strategic actions, including acquisitions, divestitures, restructurings, or strategic business realignments, and our ability to achieve the financial and operational targets set in connection with any such actions; the outcome of pending and future legal, governmental, or regulatory proceedings and contingencies and uninsured claims; future repurchases of common stock; future levels of indebtedness; and numerous other matters of a global, regional or national scale, including those of a political, economic, business, competitive, environmental, regulatory and public health nature. The Company assumes no obligation to update our forward-looking statements.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's third fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2013, the Company made a cash payment of approximately $12.7 million related to tax, interest and penalties and utilized a portion of its net operating losses. The Company also submitted a notice of appeal of the Tax Court Decision to the United States Court of Appeals for the Second Circuit. The Company filed its opening brief with the United States Court of Appeals for the Second Circuit on February 13, 2014 and presented its oral arguments on October 1, 2014. The Company does not expect a decision until early 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)

July 1-31, 2014	58,939		$37.75	—	2,428,509
August 1-31, 2014	36,426		$34.34	—	2,428,509
September 1-30, 2014	2,206		$34.24	—	2,428,509
Total	97,571	(2)	$36.40	—

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

(2)
All acquisitions of equity securities during the third quarter of 2014 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

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

Barnes Group Inc.
(Registrant)

Date:	October 27, 2014	/s/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr. Senior Vice President, Finance Chief Financial Officer (Principal Financial Officer)

Date:	October 27, 2014	/s/ MARIAN ACKER
Marian Acker Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended September 30, 2014

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