Form 10-K
period 2014-12-31
BARNES GROUP INC
filed 2015-02-23
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the close of business on June 30, 2014 was approximately $1,968,076,394 based on the closing price of the Common Stock on the New York Stock Exchange on that date. The registrant does not have any non-voting common equity.
The registrant had outstanding 54,628,975 shares of common stock as of February 18, 2015.
 Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 8, 2015 are incorporated by reference into Part III.

Barnes Group Inc.
Index to Form 10-K
Year Ended December 31, 2014

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” under Part I - Item 1 "Business" of this Annual Report on Form 10-K.

PART I

Item 1. Business

BARNES GROUP INC. (1)

Founded in 1857, Barnes Group Inc. (the Company") is an international industrial and aerospace manufacturer and service provider, serving a wide range of end markets and customers. The highly engineered products, differentiated industrial technologies, and innovative solutions delivered by the Company are used in far-reaching applications that provide transportation, manufacturing, healthcare products, and technology to the world.  The Company's approximately 4,500 skilled and dedicated employees, at more than 60 locations worldwide, are committed to achieving consistent and sustainable profitable growth. We operate under two global business segments: Industrial and Aerospace.

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

In the fourth quarter of 2011, the Company completed the sale of its Barnes Distribution Europe businesses (the "BDE" business). The BDE business was comprised of the Company's European KENT, Toolcom and BD France distribution businesses that were reported within the Company's former Distribution segment. See Note 2 of the Consolidated Financial Statements.

All previously reported financial information has been adjusted on a retrospective basis to reflect the segment realignment and the discontinued operations for all years presented.

INDUSTRIAL

Industrial is a global manufacturer of highly-engineered, high-quality precision parts, products and systems for critical applications serving a diverse customer base in end-markets such as transportation, industrial equipment, consumer products, packaging, electronics, medical devices, and energy. Focused on innovative custom solutions, Industrial participates in the design phase of components and assemblies whereby customers receive the benefits of application and systems engineering, new product development, testing and evaluation, and the manufacturing of final products. Products are sold primarily through its direct sales force and global distribution channels. Industrial designs and manufactures customized hot runner systems and precision mold assemblies - the enabling technologies for many complex injection molding applications. It is a leading manufacturer and supplier of precision mechanical products, including mechanical springs and nitrogen gas products. Industrial manufactures high-precision punched and fine-blanked components used in transportation and industrial applications, nitrogen gas springs and manifold systems used to precisely control stamping presses, and retention rings that position parts on a shaft or other axis. Industrial is equipped to produce virtually every type of precision spring, from fine hairsprings for electronics and instruments to large heavy-duty springs for machinery.

In the fourth quarter of 2013, the Company and two of its subsidiaries (collectively with the Company, the "Purchaser") completed the acquisition of the Männer Business (defined below) pursuant to the terms of the Share Purchase and Assignment Agreement dated September 30, 2013 ("Share Purchase Agreement") among the Purchaser, Otto Männer Holding AG, a German company based in Bahlingen, Germany (the "Seller"), and the three shareholders of the Seller ("the Männer Business”). The acquisition has been integrated into the Industrial segment. The Männer Business serves as a leader in the development and manufacture of high precision molds, valve gate hot runner systems, and system solutions for the medical/ pharmaceutical, packaging, and personal care/health care industries. The Männer Business includes manufacturing locations in Germany, Switzerland and the United States, and sales and service offices in Europe, the United States, Hong Kong/China and Japan. See Note 3 of the Consolidated Financial Statements.

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

Industrial competes with a broad base of large and small companies engaged in the manufacture and sale of custom metal components and assemblies, precision molds, and hot runner systems. Industrial competes on the basis of quality, service, reliability of supply, engineering and technical capability, geographic reach, product breadth, innovation, design, and price. Industrial has manufacturing, distribution and assembly operations in the United States, Brazil, China, Germany, Mexico, Singapore, Sweden and Switzerland. Industrial also has sales and service operations in the United States, Brazil, Canada, China/Hong Kong, France, India, Italy, Japan, Mexico, the Netherlands, Portugal, Singapore, Slovakia, South Korea, Spain, Thailand and the United Kingdom. Sales by Industrial to its three largest customers accounted for approximately 10% of its sales in 2014.

AEROSPACE

Aerospace is a global provider of precision-machined and fabricated components and assemblies for original equipment manufacturer ("OEM") turbine engine, airframe and industrial gas turbine builders, and the military. The Aerospace aftermarket business provides jet engine component maintenance overhaul and repair ("MRO") services, including our Component Repair Programs (“CRPs”), for many of the world's major turbine engine manufacturers, commercial airlines and the military. The Aerospace aftermarket activities also include the manufacture and delivery of aerospace aftermarket spare parts, including the revenue sharing programs (“RSPs”) under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program.

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

The Aerospace aftermarket business supplements jet engine OEMs' maintenance, repair and overhaul capabilities, and competes with the service centers of major commercial airlines and other independent service companies for the repair and overhaul of turbine engine components. The manufacture and supply of aerospace aftermarket spare parts, including those related to the RSPs, are dependent upon the reliable and timely delivery of high-quality components. Aerospace's aftermarket facilities, located in Connecticut, Ohio and Singapore, specialize in the repair and refurbishment of highly engineered components and assemblies such as cases, rotating life limited parts, rotating air seals, turbine shrouds, vanes and honeycomb air seals. Sales by Aerospace to its largest customer, General Electric, accounted for approximately 54% of its sales in 2014. Sales to its next two largest customers in 2014 collectively accounted for approximately 16% of its total sales.

FINANCIAL INFORMATION

The backlog of the Company’s orders believed to be firm at the end of 2014 was $729 million as compared with $758 million at the end of 2013. Of the 2014 year-end backlog, $523 million was attributable to Aerospace and $206 million was attributable to Industrial. Approximately 41% of the Company's year-end backlog is scheduled to be shipped after 2015. The remainder of the Company’s backlog is scheduled to be shipped during 2015.

We have a global manufacturing footprint to service our worldwide customer base. The global economies have a significant impact on the financial results of the business as we have significant operations outside of the United States. For an analysis of our revenue from sales to external customers, operating profit and assets by business segment, as well as revenues from sales to external customers and long-lived assets by geographic area, see Note 20 of the Consolidated Financial Statements. For a discussion of risks attendant to the global nature of our operations and assets, see Item 1A. Risk Factors.

RAW MATERIALS

The principal raw materials used to manufacture our products are various grades and forms of steel, from rolled steel bars, plates and sheets to high-grade valve steel wires and sheets, various grades and forms (bars, sheets, forgings and castings) of stainless steels, aluminum alloys, titanium alloys, copper alloys, graphite, and iron-based, nickel-based (Inconels) and cobalt-based (Hastelloys) superalloys for complex aerospace applications. Prices for steel, titanium, Inconel, Hastelloys as well as other specialty materials have periodically increased due to higher demand and, in some cases, reduction of the availability of materials. If this occurs, the availability of certain raw materials used by us or in products sold by us may be negatively impacted.

RESEARCH AND DEVELOPMENT

Many of the products manufactured by us are custom parts made to customers’ specifications. We are also engaged in continuing efforts aimed at discovering and implementing new knowledge that is critical to developing new products, processes and services, significantly improving existing products and services, and developing new applications for existing products and services. Investments in research and development are important to our long-term growth, enabling us to keep pace with changing customer and marketplace needs. We spent approximately $16 million, $15 million and $9 million in 2014, 2013 and 2012, respectively, on research and development activities.

PATENTS AND TRADEMARKS

The Company is a party to certain licenses of intellectual property and holds numerous patents, trademarks, and trade names which are important to certain business units and enhance our competitive position. The Company does not believe, however, that any of these licenses, patents, trademarks or trade names is individually significant to the Company or either of our segments. We maintain procedures to protect our intellectual property (including patents and trademarks) both domestically and internationally. Risk factors associated with our intellectual property are discussed in Item 1A. Risk Factors.

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

 FORWARD-LOOKING STATEMENTS

Certain of the statements in this Annual Report may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements often address our expected future operating and financial performance and financial condition, and often contain words such as "anticipate," "believe," "expect," "plan," "strategy," "estimate," "project," and similar terms. These forward-looking statements do not constitute guarantees of future performance and are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. These include, among others: difficulty maintaining relationships with employees, including unionized employees, customers, distributors, suppliers, business partners or governmental entities; failure to successfully negotiate collective bargaining agreements or potential strikes, work stoppages or other similar events; difficulties leveraging market opportunities; changes in market demand for our products and services; rapid technological and market change; the ability to protect intellectual property rights; introduction or development of new products or transfer of work; higher risks in international operations and markets; the impact of intense competition; and other risks and uncertainties described in this Annual Report including, among others, uncertainties relating to conditions in financial markets; currency fluctuations and foreign currency exposure; future financial performance of the industries or customers that we serve; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; inability to realize expected sales or profits from existing backlog due to a range of factors, including insourcing decisions, material changes, production schedules and volumes of specific programs; the impact of government budget and funding decisions; changes in raw material or product prices and availability; integration of acquired businesses; restructuring costs or savings; the continuing impact of prior acquisitions and divestitures and any other future strategic actions, including acquisitions, joint ventures, divestitures, restructurings, or strategic business realignments, and our ability to achieve the financial and operational targets set in connection with any such actions; the outcome of pending and future legal, governmental, or regulatory proceedings and contingencies and uninsured claims; future repurchases of common stock; future levels of indebtedness; and numerous other matters of a global, regional or national scale, including those of a political, economic, business, competitive, environmental, regulatory and public health nature. The Company assumes no obligation to update its forward-looking statements.

Item 1A. Risk Factors

Our business, financial condition or results of operations could be materially adversely affected by any of the following risks. Please note that additional risks not presently known to us may also materially impact our business and operations.

RISKS RELATED TO OUR BUSINESS

We depend on revenues and earnings from a small number of significant customers. Any bankruptcy of or loss, cancellation, reduction or delay in purchases by these customers could harm our business. In 2014, our net sales to General Electric and its subsidiaries accounted for 19% of our total sales and approximately 54% of Aerospace's net sales. Additionally, approximately 16% of Aerospace's sales in 2014 were to its next two largest customers. Approximately 10% of Industrial's sales in 2014 were to its three largest customers. Some of our success will depend on the business strength and viability of those customers. We cannot assure you that we will be able to retain our largest customers. A tightening in the credit markets may affect our customers’ ability to raise debt or equity capital. This may reduce the amount of liquidity available to our customers which may limit their ability to purchase products. Some of our customers may in the future reduce their purchases due to economic conditions or shift their purchases from us to our competitors, in-house or to other sources. Some of our long-term sales agreements provide that until a firm order is placed by a customer for a particular product, the customer may unilaterally reduce or discontinue its projected purchases without penalty, or terminate for convenience. The loss of one or more of our largest customers, any reduction, cancellation or delay in sales to these customers (including a reduction in aftermarket volume in our RSPs), our inability to successfully develop relationships with new customers, or future price concessions we make to retain customers could significantly reduce our sales and profitability.

We have significant indebtedness that could affect our operations and financial condition. At December 31, 2014, we had consolidated debt obligations of $504.7 million, representing approximately 31% of our total capital (indebtedness plus stockholders’ equity) as of that date. Our level of indebtedness, proportion of variable rate debt obligations and the significant debt servicing costs associated with that indebtedness may adversely affect our operations and financial condition. For example, our indebtedness could require us to dedicate a substantial portion of our cash flows from operations to payments on our debt, thereby reducing the amount of our cash flows available for working capital, capital expenditures, investments in technology and research and development, acquisitions, dividends and other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in the industries in which we compete; place us at a competitive disadvantage compared to our competitors, some of whom have lower debt service obligations and greater financial resources than we do; limit our ability to borrow additional funds; or increase our vulnerability to general adverse economic and industry conditions. In addition, conditions in the worldwide credit markets may limit our ability to expand our credit lines beyond current bank commitments.

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

Our failure to meet certain financial covenants required by our debt agreements may materially and adversely affect our assets, financial position and cash flows. A majority of our debt arrangements require us to maintain certain debt and interest coverage ratios and limit our ability to incur debt, make investments or undertake certain other business activities. These requirements could limit our ability to obtain future financing and may prevent us from taking advantage of attractive business opportunities. Our ability to meet the financial covenants or requirements in our debt arrangements may be affected by events beyond our control, and we cannot assure you that we will satisfy such covenants and requirements. A breach of these covenants or our inability to comply with the restrictions could result in an event of default under our debt arrangements which, in turn, could result in an event of default under the terms of our other indebtedness. Upon the occurrence of an event of default under our debt arrangements, after the expiration of any grace periods, our lenders could elect to declare all amounts outstanding under our debt arrangements, together with accrued interest, to be immediately due and payable. If this were to happen, we cannot assure you that our assets would be sufficient to repay in full the payments due under those arrangements or our other indebtedness or that we could find alternative financing to replace that indebtedness.

Our operations depend on our manufacturing, sales, and service facilities and information systems in various parts of the world which are subject to physical, financial, regulatory, environmental, operational and other risks that could disrupt our operations. We have a significant number of manufacturing facilities and technical service, and sales centers both within and outside the U.S. The international scope of our business subjects us to increased risks and uncertainties such as threats of war, terrorism and instability of governments; compliance with U.S. laws affecting operations outside of the U.S., such as the Foreign Corrupt Practices Act; and economic, regulatory and legal systems in countries in which we or our customers conduct business.

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

Although we have obtained property damage and business interruption insurance, a major catastrophe such as an earthquake, hurricane, flood, tsunami or other natural disaster at any of our sites, or significant labor strikes, work stoppages, political unrest, or any of the events described above, in any of the areas where we conduct operations could result in a prolonged interruption of our business. Any disruption resulting from these events could cause significant delays in the manufacture or shipment of products or the provision of repair and other services that may result in our loss of sales and customers. Our insurance will not cover all potential risks, and we cannot assure you that we will have adequate insurance to compensate us for all losses that result from any insured risks. Any material loss not covered by insurance could have a material adverse effect on our financial condition, results of operations and cash flows. We cannot assure you that insurance will be available in the future at a cost acceptable to us or at a cost that will not have a material adverse effect on our profitability, net income and cash flows.

Any disruption or failure in the operation of our information systems, including from conversions or integrations of information technology or reporting systems, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our information technology (IT) systems are an integral part of our business. We depend upon our IT systems to help process orders, manage inventory and collect accounts receivable. Our IT systems also allow us to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations, and to help provide superior service to our customers. We are currently in the process of implementing enterprise resource planning (ERP) platforms across certain of our businesses, and we expect that we will need to continue to improve and further integrate our IT systems, on an ongoing basis in order to effectively run our business. If we fail to successfully manage and integrate our IT systems, including these ERP platforms, it could adversely affect our business or operating results.

Further, in the ordinary course of our business, we store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees, in our data centers and on our networks. The secure maintenance and transmission of this information is critical to our business operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, and damage our reputation, which could adversely affect our business, revenues and competitive position.

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

The global nature of our operations and assets subject us to additional financial and regulatory risks. We have operations and assets in various parts of the world. In addition, we sell or may in the future sell our products and services to the U.S. and foreign governments and in foreign countries. As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate, and associated risks, including: U.S. imposed embargoes of sales to specific countries; foreign import controls (which may be arbitrarily imposed or enforced); import regulations and duties; export regulations (which require us to comply with stringent licensing regimes); anti-dumping regulations; unclaimed property regulations; price and currency controls; exchange rate fluctuations; dividend remittance restrictions; expropriation of assets; war, civil uprisings and riots; government instability; government contracting requirements including cost accounting standards, including various procurement, security, and audit requirements, as well as requirements to certify to the government compliance with these requirements; the necessity of obtaining governmental approval for new and continuing products and operations; and legal systems or decrees, laws, taxes, regulations, interpretations and court decisions that are not always fully developed and that may be retroactively or arbitrarily applied. We have experienced inadvertent violations of some of these regulations, including export regulations, safety and environmental regulations, regulations prohibiting sales of certain products and product labeling regulations, in the past, none of which has had or, we believe, will have a material adverse effect on our business. However, any significant violations of these or other regulations in the future could result in civil or criminal sanctions, and the loss of export or other licenses which could have a material adverse effect on our business. We may also be subject to unanticipated income taxes, excise duties, import taxes, export taxes, value added taxes, or other governmental assessments, and taxes may be impacted by changes in legislation in the tax jurisdictions in which we operate. In addition, our organizational and capital structure may limit our ability to transfer funds between countries, particularly into the U.S., without incurring adverse tax consequences. Any of these events could result in a loss of business or other unexpected costs that could reduce sales or profits and have a material adverse effect on our financial condition, results of operations and cash flows.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC established disclosure and reporting requirements regarding the use of “conflict minerals" mined from the Democratic Republic of Congo and adjoining countries. These requirements could adversely affect the sourcing and availability of minerals used in the manufacture of certain of our products. As a result, we may not be able to obtain certain materials or products at competitive prices. We have and expect to continue to incur costs to comply with these new requirements, including for due diligence to identify the sources of any conflict minerals used in our products. Further, we may face reputational risk and other challenges with our customers and suppliers if we are unable to verify sufficiently that the minerals used in our products are conflict free.

We maintain pension and other postretirement benefit plans in the U.S. and certain international locations. Our costs of providing defined benefit plans are dependent upon a number of factors, such as the rates of return on the plans’ assets, exchange rate fluctuations, future governmental regulation, global equity prices, and our required and/or voluntary contributions to the plans. Declines in the stock market, prevailing interest rates, declines in discount rates, improvements in mortality rates and rising medical costs may cause an increase in our pension and other postretirement benefit expenses in the future and result in reductions in our pension fund asset values and increases in our pension and other postretirement benefit obligations. These changes have caused and may continue to cause a significant reduction in our net worth and without sustained growth in the pension investments over time to increase the value of the plans’ assets, and depending upon the other factors listed above, we could be required to increase funding for some or all of these pension and postretirement plans.

Our cash is highly concentrated with certain financial institutions. At various times we have a concentration of cash in accounts with financial institutions in the U.S. and around the globe. Our holdings in certain of these institutions significantly exceeded the insured limits of the Federal Deposit Insurance Corporation or their equivalent outside the U.S. at December 31, 2014.

We carry significant inventories and a loss in net realizable value could cause a decline in our net worth. At December 31, 2014, our inventories totaled $212.0 million. Inventories are valued at the lower of cost or market based on management's judgments and estimates concerning future sales levels, quantities and prices at which such inventories will be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may necessitate future reduction to inventory values. The Company's inventories include certain parts related to specific engines within the aftermarket repair and overhaul business. The demand for these parts and our ability to utilize these parts depends on the frequency and scope of repair and maintenance of aircraft engines and our ability to effectively access that market, and a decline in demand could require us to write off a portion of our inventory. See “Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies”.

We have significant goodwill and an impairment of our goodwill could cause a decline in our net worth. Our total assets include substantial goodwill. At December 31, 2014, our goodwill totaled $594.9 million. The goodwill results from our prior acquisitions, representing the excess of the purchase price we paid over the net assets of the companies acquired. We assess whether there has been an impairment in the value of our goodwill during each calendar year or sooner if triggering events warrant. If future operating performance at one or more of our reporting units does not meet expectations or fair values fall due to significant stock market declines, we may be required to reflect a non-cash charge to operating results for goodwill impairment. The recognition of an impairment of a significant portion of goodwill would negatively affect our results of operations and total capitalization, the effect of which could be material. See “Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies”.

We could be adversely affected by changes in interest rates. Our profitability may be adversely affected as a result of increases in interest rates. At December 31, 2014, we and our subsidiaries had approximately $504.7 million aggregate principal amount of consolidated debt obligations outstanding, of which approximately 60% had interest rates that float with the market (not hedged against interest rate fluctuations). A 100 basis point increase in the interest rate on the floating rate debt in effect at December 31, 2014 would result in an approximate $3.0 million annualized increase in interest expense.

We may not realize all of the sales expected from our existing backlog or anticipated orders. At December 31, 2014, we had $728.6 million of order backlog, the majority of which related to aerospace OEM customers. There can be no assurances that the revenues projected in our backlog will be realized or, if realized, will result in profits. We consider backlog to be firm customer orders for future delivery. From time to time, OEM customers provide projections of components and assemblies that they anticipate purchasing in the future under new and existing programs. Such projections are not included in our backlog unless we have received a firm order from our customers. Our customers may have the right under certain circumstances or with certain penalties or consequences to terminate, reduce or defer firm orders that we have in backlog. If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected. Although we strive to maintain ongoing relationships with our customers, there is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in our customers’ business needs or purchasing budgets.

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

We may not recover all of our up-front costs related to new or existing programs. New programs may require significant up-front investments for capital equipment, engineering, inventory, design and tooling. As OEMs in the transportation and aerospace industries have looked to suppliers to bear increasing responsibility for the design, engineering and manufacture of systems and components, they have increasingly shifted the financial risk associated with those responsibilities to the suppliers as well. This trend may continue and is most evident in the area of engineering cost reimbursement. We cannot assure you that we will have adequate funds to make such up-front investments or to recover such costs from our customers as part of our product pricing. In the event that we are unable to make such investments, or to recover them through sales or direct reimbursement from our customers, our profitability, liquidity and cash flows may be adversely affected. In addition, we incur costs and make capital expenditures for new program awards based upon certain estimates of production volumes and production complexity. While we attempt to recover such costs and capital expenditures by appropriately pricing our products, the prices of our products are based in part upon planned production volumes. If the actual production is significantly less than planned or significantly more complex than anticipated, we may be unable to recover such costs. In addition, because a significant portion of our overall costs is fixed, declines in our customers’ production levels can adversely affect the level of our reported profits even if our up-front investments are recovered.

We may not realize all of the intangible assets related to the Aerospace aftermarket businesses. Our total investments in participation fees under our Revenue Sharing Programs (RSPs) as of December 31, 2014 equaled $293.7 million, all of which have been paid. At December 31, 2014, the remaining unamortized balance of these participation fees was $220.7 million. We participate in aftermarket RSPs under which we receive an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program to our customer, General Electric. As consideration, we pay participation fees, which are recorded as intangible assets and are recognized as a reduction of sales over the estimated useful life of the related engine programs which range up to 30 years.

We entered into Component Repair Programs ("CRPs"), also with General Electric, during the fourth quarter of 2013 ("CRP 1") and the second quarter of 2014 ("CRP 2"). The CRPs provide for, among other items, the right to sell certain aftermarket component repair services for CFM56, CF6 and LM engines directly to other customers as one of a few GE licensed suppliers. In addition, the CRPs extend certain existing contracts under which the Company currently provides these services directly to GE.

We agreed to pay $26.6 million as consideration for the rights related to CRP 1. Of this balance, we paid $16.6 million in the fourth quarter of 2013 and $9.1 million in the fourth quarter of 2014. The remaining payment of $0.9 million has been included within accrued liabilities in the Consolidated Financial Statements. We agreed to pay $80.0 million as consideration for the rights related to CRP 2. We paid $41.0 million in the second quarter of 2014, $20.0 million in the fourth quarter of 2014 and the remaining payment of $19.0 million, also included within accrued liabilities, will be paid in the second quarter of 2015. We recorded the CRP payments as an intangible asset which is recognized as a reduction of sales over the remaining useful life of these engine programs.

The realizability of each asset is dependent upon future revenues related to the programs' aftermarket parts and services and is subject to impairment testing if circumstances indicate that its carrying amount may not be recoverable. The potential exists that actual revenues will not meet expectations due to a change in market conditions, including, for example, the replacement of older engines with new, more fuel-efficient engines or our ability to capture additional market share within the aftermarket business. A shortfall in future revenues may result in the failure to realize the net amount of the investments, which could adversely affect our financial condition and results of operations. In addition, future growth and profitability could be impacted by the amortization of the participation fees and licenses, and the expiration of the international tax incentives on these programs.

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

If we are unable to protect our intellectual property rights effectively, our financial condition and results of operations could be adversely affected. We own or are licensed under various intellectual property rights, including patents, trademarks and trade secrets. Our intellectual property rights may not be sufficiently broad or otherwise may not provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. In addition, the steps that we have taken to maintain and protect our intellectual property may not prevent it from being challenged, invalidated, circumvented or designed-around, particularly in countries where intellectual property rights are not highly developed or protected. In some circumstances, enforcement may not be available to us because an infringer has a dominant intellectual property position or for other business reasons, or countries may require compulsory licensing of our intellectual property. We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect, in part, confidential information, trade secrets and other proprietary rights. There can be no assurance that these agreements will adequately protect these intangible assets and will not be breached, that we will have adequate remedies for any breach, or that others will not independently develop substantially equivalent proprietary information. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention or unauthorized use of such property and the cost of enforcing our intellectual property rights could adversely impact our competitive position, financial condition and results of operations.

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

Our business, financial condition, results of operations and cash flows could be adversely impacted by strikes or work stoppages. Approximately 15% of our U.S. employees are covered by collective bargaining agreements and more than 32% of our non-U.S. employees are covered by collective bargaining agreements or statutory trade union agreements. The Company is currently in the process of negotiating a collective bargaining agreement (“CBA”) with certain unionized employees at the Bristol, Connecticut and Corry, Pennsylvania facilities, which are located within the Associated Spring business unit, and which covers approximately 233 employees. The current CBA expired on November 30, 2014, and we continue to negotiate a successor agreement. In 2015, we are also scheduled to conduct local negotiations with our unionized employees at our Corry, Pennsylvania facility, which covers approximately 130 employees. In addition, we have annual negotiations in Brazil and Mexico and, collectively, these negotiations cover approximately 329 employees in those two countries. We also expect to have negotiations in 2015 with two of our German locations, a Singapore location, and our Sweden location, which collectively cover over 500 employees. Although we believe that our relations with our employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements or that such negotiations will not result in significant increases in the cost of labor, including healthcare, pensions or other benefits. Any potential strikes or work stoppages, and the resulting adverse impact on our relationships with customers, could have a material adverse effect on our business, financial condition, results of operations or cash flows. Similarly, a protracted strike or work stoppage at any of our major customers, suppliers or other vendors could materially adversely affect our business.

Changes in accounting guidance and taxation requirements could affect our financial results. New accounting guidance that may become applicable to us from time to time, or changes in the interpretations of existing guidance, could have a significant effect on our reported results for the affected periods. For example, the Financial Accounting Standards Board issued a new accounting standard for revenue recognition in May 2014 - Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)". Although we are currently in the process of evaluating the impact of ASU 2014-09 on our consolidated financial statements, it could change the way we account for certain of our sales transactions. Adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption. In addition, our products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions in which we operate. Increases in indirect taxes could affect our products’ affordability and therefore reduce our sales. We are also subject to income tax in numerous jurisdictions in which we generate revenues. Changes in tax laws, tax rates or tax rulings may have a significant adverse impact on our effective tax rate. Among other things, our tax liabilities are affected by the mix of pretax income or loss among the tax jurisdictions in which we operate and the repatriation of foreign earnings to the U.S. We must exercise judgment in determining our worldwide provision for income taxes, interest and penalties; accordingly, future events could change management’s assessment of these amounts.

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

Demand for our defense-related products depends on government spending. A portion of Aerospace's sales is derived from the military market, including single-sourced and dual-sourced sales. The military market is largely dependent upon government budgets and is subject to governmental appropriations. Although multi-year contracts may be authorized in connection with major procurements, funds are generally appropriated on a fiscal year basis even though a program may be expected to continue for several years. Consequently, programs are often only partially funded and additional funds are committed only as further appropriations are made. We cannot assure you that maintenance of or increases in defense spending will be allocated to programs that would benefit our business. Moreover, we cannot assure you that new military aircraft programs in which we participate will enter full-scale production as expected. A decrease in levels of defense spending or the government’s termination of, or failure to fully fund, one or more of the contracts for the programs in which we participate could have a material adverse effect on our financial position and results of operations.

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

Fluctuations in jet fuel and other energy prices may impact our operating results. Fuel costs constitute a significant portion of operating expenses for companies in the aerospace industry. Fluctuations in fuel costs could impact levels and frequency of aircraft maintenance and overhaul activities, and airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the value associated with new fuel efficient technologies. Widespread disruption to oil production, refinery operations and pipeline capacity in certain areas of the U.S. can impact the price of jet fuel significantly. Conflicts in the Middle East, an important source of oil for the U.S. and other countries where we do business, cause prices for fuel to be volatile. Because we and many of our customers are in the aerospace industry, these fluctuations could have a material adverse effect on our financial condition or results of operations.

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

RISKS RELATED TO RESTRUCTURING, ACQUISITIONS, DIVESTITURES AND JOINT VENTURES

Our acquisition and divestiture strategies and our restructuring activities may not be successful. We have made a number of acquisitions in the past and we anticipate that we may, from time to time, acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our businesses. Acquisitions expose the Company to a number of risks and uncertainties, the occurrence of any of which could materially adversely affect our business, cash flows, financial condition and results of operations. A portion of the industries that we serve are mature industries. As a result, our future growth may depend in part on the successful acquisition and integration of acquired businesses into our existing operations. We may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms, obtain regulatory approvals or otherwise complete acquisitions in the future.

We could have difficulties integrating acquired businesses with our existing operations. Difficulties of integration can include coordinating and consolidating separate systems, integrating the management of the acquired business, retaining market acceptance of acquired products and services, maintaining employee morale and retaining key employees, and implementing our enterprise resource planning systems and operational procedures and disciplines. Any such difficulties may make it more difficult to maintain relationships with employees, customers, business partners and suppliers. In addition, even if integration is successful, the financial performance of acquired business may not be as expected and there can be no assurance we will realize anticipated benefits from our acquisitions. We cannot assure you that we will effectively assimilate the business or product offerings of acquired companies into our business or product offerings or realize anticipated operational synergies. In connection with the integration of acquired operations or the conduct of our overall business strategies, we may periodically restructure our businesses and/or sell assets or portions of our business. Integrating the operations and personnel of acquired companies into our existing operations may result in difficulties, significant expense and accounting charges, disrupt our business or divert management’s time and attention.

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

We have also in the past divested assets and businesses and we may in the future seek to sell certain of our assets or businesses in order to meet our strategic objectives, and we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected. A successful divestiture depends on various factors, including our ability to effectively transfer liabilities, contracts, facilities and employees to any purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to retain, reduce fixed costs previously associated with the divested assets or business, and collect the proceeds from any divestitures. In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect our other businesses to the extent that these customers also purchase other products offered by us. All of these efforts require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits or synergies of any divestiture transaction, our consolidated financial position, results of operations and cash flows could be negatively impacted. In addition, divestitures of businesses involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, and a decrease in revenues and earnings associated with the divested business. Furthermore, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of material financial resources and significant employee resources. Any divestiture may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impact from the loss of revenue associated with the divestiture, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate 32 manufacturing facilities throughout the world, 21 of which are part of the Industrial segment and 11 of which are part of the Aerospace segment. Fifteen of the facilities are in the United States; the balance are located in Asia, Brazil, Europe and Mexico. Nineteen of the facilities are owned; the balance are leased.

In addition to its manufacturing facilities, Industrial has 37 facilities engaged in activities related to its manufacturing operations, including sales, assembly, development and distribution, all but one of which are leased. Three of these facilities are located in the United States; the balance are located in Asia, Brazil, Canada, Europe and Mexico. Aerospace also leases a warehouse in Canada.

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

On November 5, 2014, the Second Circuit upheld the Tax Court Decision. The Company has decided not to litigate this matter further.

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

	2014
	Low	High	Dividends
Quarter ended March 31	$35.34	$40.92	$0.11
Quarter ended June 30	36.27	40.01	0.11
Quarter ended September 30	30.35	39.07	0.11
Quarter ended December 31	29.47	37.88	0.12

	2013
	Low	High	Dividends
Quarter ended March 31	$21.84	$29.20	$0.10
Quarter ended June 30	26.33	32.35	0.10
Quarter ended September 30	30.14	35.71	0.11
Quarter ended December 31	34.48	38.56	0.11

Stockholders

As of February 10, 2015, there were approximately 3,705 holders of record of the Company’s common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals or entities are registered in the name of a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are approximately 11,913 beneficial owners of its common stock.

Dividends

Payment of future dividends will depend upon the Company’s financial condition, results of operations and other factors deemed relevant by the Company’s Board of Directors, as well as any limitations resulting from financial covenants under the Company’s credit facilities or debt indentures. See the table above for dividend information for 2014 and 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding Securities Authorized for Issuance Under Equity Compensation Plans, see Part III, Item 12 of this Annual Report.

Performance Graph

A stock performance graph based on cumulative total returns (price change plus reinvested dividends) for $100 invested on December 31, 2009 is set forth below.

	2009	2010	2011	2012	2013	2014
BGI	$100.00	$124.61	$147.48	$139.72	$241.58	$236.26
S&P 600	$100.00	$126.30	$127.55	$148.35	$209.60	$221.62
Russell 2000	$100.00	$126.82	$121.51	$141.40	$196.27	$205.87

The performance graph does not include a published industry or line-of-business index or peer group of similar issuers because the Company is in multiple lines of business and does not believe a meaningful published index or peer group can be reasonably identified. Accordingly, as permitted by SEC rules, the graph includes the S&P 600 Small Cap Index and the Russell 2000 Index, which are comprised of issuers with generally similar market capitalizations to that of the Company.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
October 1-31, 2014	—		$—	—	2,428,509
November 1-30, 2014	—		$—	—	2,428,509
December 1-31, 2014	284		$37.18	—	2,428,509
Total	284	(1)	$37.18	—
________________________

(1)
All acquisitions of equity securities during the fourth quarter of 2014 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

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

Item 6. Selected Financial Data

	2014	2013 (5)(7)	2012 (6) (7)	2011 (7)	2010 (7)
Per common share (1)
Income from continuing operations
Basic	$2.20	$1.34	$1.46	$1.36	$0.86
Diluted	2.16	1.31	1.44	1.34	0.85
Net income
Basic	2.16	5.02	1.74	1.17	0.96
Diluted	2.12	4.92	1.72	1.16	0.95
Dividends declared and paid	0.45	0.42	0.40	0.34	0.32
Stockholders’ equity (at year-end)	20.40	21.17	14.76	13.29	13.23
Stock price (at year-end)	37.01	38.31	22.46	24.11	20.67
For the year (in thousands)
Net sales	$1,262,006	$1,091,566	$928,780	$865,078	$741,741
Operating income	179,974	123,201	107,131	101,579	76,446
As a percent of net sales	14.3%	11.3%	11.5%	11.7%	10.3%
Income from continuing operations	$120,541	$72,321	$79,830	$74,955	$47,784
As a percent of net sales	9.6%	6.6%	8.6%	8.7%	6.4%
Net income	$118,370	$270,527	$95,249	$64,715	$53,278
As a percent of net sales	9.4%	24.8%	10.3%	7.5%	7.2%
As a percent of average stockholders’ equity (2)	10.3%	28.3%	12.6%	8.4%	7.7%
Depreciation and amortization	$81,395	$65,052	$57,360	$58,904	$52,770
Capital expenditures	57,365	57,304	37,787	37,082	28,759
Weighted average common shares outstanding – basic	54,791	53,860	54,626	55,215	55,260
Weighted average common shares outstanding – diluted	55,723	54,973	55,224	55,932	55,925
Year-end financial position (in thousands)
Working capital	$323,306	$276,878	$418,645	$332,316	$167,344
Goodwill	594,949	649,697	579,905	366,104	384,241
Other intangible assets, net	554,694	534,293	383,972	272,092	290,798
Property, plant and equipment, net	299,435	302,558	233,097	210,784	218,434
Total assets	2,073,885	2,123,673	1,868,596	1,440,365	1,403,257
Long-term debt and notes payable	504,734	547,424	646,613	346,052	357,718
Stockholders’ equity	1,111,793	1,141,414	800,118	722,400	712,119
Debt as a percent of total capitalization (3)	31.2%	32.4%	44.7%	32.4%	33.4%
Statistics
Employees at year-end (4)	4,515	4,331	3,795	3,019	2,797
________________________

(1)
Income from continuing operations and net income per common share are based on the weighted average common shares outstanding during each year. Stockholders’ equity per common share is calculated based on actual common shares outstanding at the end of each year.

(2)	Average stockholders' equity is calculated based on the month-end stockholders equity balances between December 31, 2013 and December 31, 2014 (13 month average).

(3)	Debt includes all interest-bearing debt and total capitalization includes interest-bearing debt and stockholders’ equity.

(4)	The number of employees at each year-end includes employees of continuing operations and excludes prior employees of the discontinued operations.

(5)
During 2013, the Company completed the acquisition of the Männer Business. The results of the Männer Business, from the acquisition on October 31, 2013, have been included within the Company's Consolidated Financial Statements for the period ended December 31, 2013.

(6)
During 2012, the Company completed the acquisition of Synventive. The results of Synventive, from the acquisition on August 27, 2012, have been included within the Company's Consolidated Financial Statements for the period ended December 31, 2012.

(7)
During 2013, the Company sold the BDNA business within the segment formerly referred to as Distribution. During 2011, the Company sold the BDE business within the segment formerly referred to as Logistics and Manufacturing Services. The results of the BDNA and the BDE businesses, including any (loss) gain on the sale of businesses, have been reported through discontinued operations during the respective periods.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and related notes in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in this report. We undertake no obligation to update any of the forward-looking statements.

OVERVIEW

2014 Highlights

Barnes Group Inc. (the "Company") achieved sales of $1,262.0 million in 2014, an increase of $170.4 million, or 15.6%, from 2013. In Industrial, the acquisition of the Männer Business on October 31, 2013 provided sales of $113.7 million during the January through October 2014 period. In Aerospace, sales increased as a result of growth in the OEM manufacturing business, whereas sales within the aftermarket business remained flat. Organic sales increased by $64.1 million, or 5.9%, with growth in both the Industrial and Aerospace segments.

Operating income increased 46.1% from $123.2 million in 2013 to $180.0 million in 2014 and operating margin improved from 11.3% in 2013 to 14.3% in 2014. Operating income primarily benefited from the profit contribution of the acquired Männer business and increased organic sales, partially offset by $8.5 million of short-term purchase accounting adjustments related to the acquisition of the Männer business and charges of $6.0 million related to the closure of production operations at its Associated Spring facility located in Saline, Michigan (the "Closure"). Operating income during 2013 included a $8.6 million pre-tax inventory valuation charge related to a specific family of spare parts within the Aerospace MRO business, $10.5 million of non-recurring stock compensation expenses related to the modification of outstanding equity awards granted to the former Chief Executive Officer ("CEO Transition Costs") and $7.3 million in short-term purchase accounting adjustments and transaction costs related to the acquisition of the Männer business.

In the second quarter of 2014, the Company entered into a Component Repair Program ("CRP") with its customer, General Electric ("GE"). This CRP provides for, among other items, the right to sell certain aftermarket component repair services for CFM56 engines directly to other customers as one of a few GE licensed suppliers. In addition, this CRP extends existing contracts under which the Company currently provides these services directly to GE. As consideration for these rights, the Company agreed to pay $80.0 million. The Company has paid $41.0 million in the second quarter of 2014, $20.0 million in the fourth quarter of 2014 and the remaining payment of $19.0 million will be paid in the second quarter of 2015.

The Company focused on profitable sales growth both organically and through acquisition, in addition to productivity improvements, as key strategic objectives in 2014. Management continued its focus on cash flow and working capital management in 2014 and generated $186.9 million in cash flow from operations. The Company continued to make significant investments in working capital during 2014 to support sales growth, primarily as a result of improving business conditions in certain end-markets.

Business Transformation

In the fourth quarter of 2013, the Company and two of its subsidiaries (collectively with the Company, the "Purchaser") completed the acquisition of the Männer Business (defined below) pursuant to the terms of the Share Purchase and Assignment Agreement dated September 30, 2013 ("Share Purchase Agreement") among the Purchaser, Otto Männer Holding AG, a German company based in Bahlingen, Germany (the "Seller"), and the three shareholders of the Seller (the "Männer Business"). The Männer Business is a leader in the development and manufacture of high precision molds, valve gate hot runner systems, and system solutions for the medical/pharmaceutical, packaging, and personal care/health care industries. The Männer Business includes manufacturing locations in Germany, Switzerland and the United States, and sales and service offices in Europe, the United States, Hong Kong/China and Japan. Pursuant to the terms of the Share Purchase Agreement, the Company acquired all the shares of capital stock of the Männer Business for an aggregate purchase price of €280.7 million ($380.7 million). The acquisition has been integrated into the Industrial segment. See Note 3 of the Consolidated Financial Statements.

In the second quarter of 2013, the Company completed the sale of its Barnes Distribution North America business ("BDNA") to MSC Industrial Direct Co., Inc. ("MSC") pursuant to the terms of the Asset Purchase Agreement dated February 22, 2013 (the "APA") between the Company and MSC. The total cash consideration received for BDNA was $537.8 million, net of transaction costs and closing adjustments paid. See Note 2 of the Consolidated Financial Statements.

In the first quarter of 2013, the Company realigned its reportable business segments by transferring the Associated Spring Raymond business ("Raymond"), its remaining business within the former Distribution segment, to the Industrial segment. Raymond sells, among other products, springs that are manufactured by one of the Industrial businesses. Accordingly, the Company reports under two global business segments: Industrial and Aerospace. See Note 20 of the Consolidated Financial Statements.

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

Management Objectives

Management continues to focus on three key areas of development: employees, processes and results which, in combination, are expected to generate long-term value for the Company's stockholders and our customers. The Company's strategies for growth include both organic growth from new products, services, markets and customers, and growth from acquisitions. The Company's strategies for profitability include employee engagement and empowerment to drive productivity and process initiatives, such as the application of new technologies, automation and innovation, intensified focus on intellectual property as a core differentiator, and efficiency and cost-saving measures. A key component of the Company's culture is the Barnes Enterprise System (BES), the Company's operating system which drives alignment and fosters continuous improvement, collaboration and innovation throughout the global organization.

Acquisitions and strategic relationships with our customers have been a key growth driver for the Company, and it continues to seek alliances which foster long-term business relationships. In addition, the Company  looks to grow from expanding its geographic reach, commercializing new products and services, and extending into new or adjacent markets. The Company continually evaluates its existing portfolio to optimize product offerings and maximize value.

Our Business

The Company consists of two operating segments: Industrial and Aerospace. In both of these businesses, the Company is among the leaders in the market niches served.

Key Performance Indicators

Management evaluates the performance of its reportable segments based on the sales, operating profit and operating margins of the respective businesses, which includes net sales, cost of sales, selling and administrative expenses and certain components of other income and other expenses, as well as the allocation of corporate overhead expenses. All segments have standard key performance indicators (“KPIs”), a number of which are focused on customer metrics (on-time-delivery and quality), internal effectiveness and efficiency metrics (sales per employee, productivity, cost of quality, days working capital and controllable expenses), employee safety-related metrics (total recordable incident rate and lost time incident rate), and specific KPIs on profitable growth.

Key Industry Data

In both segments, management tracks a variety of economic and industry data as indicators of the health of a particular sector.

At Industrial, key data for the manufacturing operations include the Institute for Supply Management’s manufacturing PMI Composite Index (and similar indices for European and Asian-based businesses); the Federal Reserve’s Industrial Production Index ("the IPI"); the production of light vehicles, both in the U.S. and globally; worldwide light vehicle new model introductions and existing model refreshes; North American medium and heavy duty vehicle production; compressor build forecasts; and global GDP growth forecasts.

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

RESULTS OF OPERATIONS

Sales

($ in millions)	2014	2013	$ Change	% Change	2012
Industrial	$822.1	$687.6	$134.5	19.6%	$538.3
Aerospace	440.0	404.0	35.9	8.9%	390.5
Total	$1,262.0	$1,091.6	$170.4	15.6%	$928.8

2014 vs. 2013:

The Company reported net sales of $1,262.0 million in 2014, an increase of $170.4 million, or 15.6%, from 2013. The Männer Business, acquired on October 31, 2013, provided sales of $113.7 million during the January through October 2014 period. In Aerospace, sales increased as a result of growth in the OEM manufacturing and the aftermarket MRO business, partially offset by declines within the aftermarket spare parts business. Organic sales increased by $64.1 million, or 5.9%. Organic growth within the Industrial segment benefited from favorable light vehicle and tool and die end-markets, whereas Aerospace growth within the OEM business resulted from continued strength in demand for new engines, driven by increased commercial aircraft production. The strengthening of the U.S. dollar against foreign currencies as compared to 2013 decreased net sales by $7.3 million in 2014. The Company’s international sales increased 29.3% year-over-year, primarily due to the acquisition of the Männer Business, while domestic sales increased 4.3%. Excluding the impact of foreign currency translation on sales, the Company's international sales in 2014 increased 30.7% from 2013.

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

Expenses and Operating Income

($ in millions)	2014	2013	$ Change	% Change	2012
Cost of sales	$829.6	$738.2	$91.5	12.4%	$655.7
% sales	65.7%	67.6%			70.6%
Gross profit (1)	$432.4	$353.4	$79.0	22.3%	$273.1
% sales	34.3%	32.4%			29.4%
Selling and administrative expenses	$252.4	$230.2	$22.2	9.6%	$166.0
% sales	20.0%	21.1%			17.9%
Operating income	$180.0	$123.2	$56.8	46.1%	$107.1
% sales	14.3%	11.3%			11.5%
__________________

(1)	Sales less cost of sales

2014 vs. 2013:

Cost of sales in 2014 increased 12.4% from 2013, while gross profit margin increased from 32.4% in 2013 to 34.3% in 2014. Gross margins improved at Industrial and at Aerospace. Cost of sales in 2013 included a third quarter $8.6 million pre-tax inventory valuation charge related to a specific family of spare parts within the repair and overhaul business at Aerospace. The acquisition of the Männer Business also resulted in a higher percentage of sales being driven by Industrial during 2014.

Gross profit benefits from the Männer Business in 2014 were partially offset by $4.5 million of short-term purchase accounting adjustments related to the acquisition of the Männer Business and charges of $5.4 million related to the Closure of the Saline operations. During 2013, gross profit was partially offset by $3.6 million in short-term purchase accounting adjustments related the Männer Business. Selling and administrative expenses increased 9.6% from 2013 due primarily to the incremental operations of the Männer business, $4.0 million of short-term purchase accounting adjustments related to the acquisition of the Männer Business and $0.6 million of charges related to the closure of the Saline operations. During 2013, selling and administrative expenses also included $3.7 million in short-term purchase accounting adjustments and transaction costs related to the Männer Business and CEO transition costs of $10.5 million. As a percentage of sales, selling and administrative costs decreased from 21.1% in 2013 to 20.0% in 2014. Operating margin was 14.3% in 2014 compared to 11.3% in 2013.

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

 Interest expense

2014 vs. 2013:

Interest expense in 2014 decreased $1.7 million to $11.4 million from 2013, primarily a result of lower average borrowing rates, partially offset by higher average borrowings under the Amended Credit Facility, as defined below.

2013 vs. 2012:

Interest expense in 2013 increased $0.9 million to $13.1 million from 2012, primarily a result of higher average borrowing rates, partially offset by lower average borrowings under the Amended Credit Facility.

Other expense (income), net

2014 vs. 2013:

Other expense (income), net in 2014 was $2.1 million compared to $2.5 million in 2013.

2013 vs. 2012:

Other expense (income), net in 2013 was $2.5 million compared to $2.6 million in 2012.

Income Taxes

2014 vs. 2013:

The Company’s effective tax rate from continuing operations was 27.6% in 2014 compared with 32.8% in 2013 which includes the impact of $16.4 million of tax expense related to the April 16, 2013 U.S. Court Decision (Note 14 of the Consolidated Financial Statements and below). Excluding the impact of the U.S. Tax Court Decision, the Company's effective tax rate from continuing operations for 2013 was 17.5%. The remaining increase in the 2014 effective tax rate from continuing operations is primarily due to a change in the mix of earnings attributable to higher-taxing jurisdictions (principally in the U.S. and Germany) or jurisdictions where losses cannot be benefited in 2014, the expiration of certain international tax holidays and the increase in the repatriation of a portion of current year foreign earnings to the U.S. During 2014, the Company repatriated a dividend from a portion of the current year foreign earnings to the U.S. in the amount of $12.5 million compared to $5.0 million in 2013. This increase in the dividend increased tax expense by $3.2 million and increased the annual effective tax rate by 1.9 percentage points compared to 2013.

In 2015, the Company expects the effective tax rate from continuing operations to increase to approximately 30% primarily due the expiration of a portion of its international tax holidays.

2013 vs. 2012:

The Company’s effective tax rate from continuing operations was 32.8% in 2013 compared with 13.5% in 2012 and includes the impact of $16.4 million of tax expense related to the April 16, 2013 U.S. Tax Court Decision (Note 14 of the Consolidated Financial Statements and below). Excluding the impact of the Tax Court Decision, the Company's effective tax rate from continuing operations for 2013 was 17.5%. The remaining increase in the 2013 effective tax rate from continuing operations is due to the absence of the 2012 reversal of certain foreign valuation allowances and tax rate decreases in certain foreign jurisdictions, an increase in the Company's Swedish effective tax rate and the change in the mix of earnings attributable to higher-taxing jurisdictions or jurisdictions where losses cannot be benefited in 2013. During 2013, the Company repatriated a dividend from a portion of the current year foreign earnings to the U.S. in the amount of $5.0 million compared to $8.0 million in 2012. This decrease in the dividend reduced tax expense by $0.9 million and decreased the annual effective tax rate by 0.8 percentage points compared to 2012.

See Note 14 of the Consolidated Financial Statements for a reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate.

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

On November 5, 2014, the Second Circuit upheld the Tax Court Decision. The Company has decided not to litigate this matter further.

Discontinued Operations

In April 2013, the Company completed the sale of BDNA to MSC pursuant to the terms of the APA between the Company and MSC. The total cash consideration received for BDNA was $537.8 million, net of transaction costs and closing adjustments paid. The net after-tax proceeds were $419.1 million after consideration of certain post closing adjustments, transaction costs and income taxes. The Company made estimated income tax payments of $130.0 million related to the gain on sale during 2013 and recorded an income tax receivable of $12.6 million in the Consolidated Balance Sheet as of December 31, 2013. The Company has since elected to apply the income tax receivable to future tax filings.

In December 2011, the Company completed the sale of its BDE business to Berner SE (the "Purchaser"), headquartered in Kunzelsau, Germany, in a cash transaction pursuant to a Share and Asset Purchase Agreement ("SPA"). The Company received gross proceeds of $33.4 million, which represented the initial stated purchase price, and which yielded net cash proceeds of $22.5 million after transaction costs, employee transaction related costs, closing adjustments and net cash sold, of which €9.0 million was placed in escrow. The funds would be released from escrow on August 31, 2012 unless there were any then pending claims. Cash related to a pending claim would remain in escrow until a final determination of the claim had been made.

In August 2012, the Purchaser of BDE provided a notice of breach of various warranties to the Company. The Company rejected the Purchaser's notice and demanded release of the full escrow on August 31, 2012. The Purchaser refused to release the full escrow, and only €3.9 million plus interest was released whereas €5.1 million plus interest remained in escrow. The cash was restricted and recorded in other assets at December 31, 2013. The Company settled the pending claim on September 24, 2014 and entered into an agreement to pay the Purchaser €1.25 million of the proceeds that were held in escrow. The remaining funds of €3.85 million were no longer restricted within escrow effective September 24, 2014 and were subsequently released from escrow on October 6, 2014.

The results of BDNA and the BDE business have been segregated and presented as discontinued operations. See Note 2 of the Consolidated Financial Statements.

Income and Income Per Share

(in millions, except per share)	2014	2013	Change	% Change	2012
Income from continuing operations	$120.5	$72.3	$48.2	66.7%	$79.8
(Loss) income from discontinued operations, net of income taxes	(2.2)	198.2	(200.4)	NM	15.4
Net income	$118.4	$270.5	$(152.2)	(56.2)%	$95.2
Per common share:
Basic:
Income from continuing operations	$2.20	$1.34	$0.86	64.2%	$1.46
(Loss) income from discontinued operations, net of income taxes	(0.04)	3.68	(3.72)	NM	0.28
Net income	$2.16	$5.02	$(2.86)	(57.0)%	$1.74
Diluted:
Income from continuing operations	$2.16	$1.31	$0.85	64.9%	$1.44
(Loss) income from discontinued operations, net of income taxes	(0.04)	3.61	(3.64)	NM	0.28
Net income	$2.12	$4.92	$(2.80)	(56.9)%	$1.72
Weighted average common shares outstanding:
Basic	54.8	53.9	0.9	1.7%	54.6
Diluted	55.7	55.0	0.7	1.4%	55.2
__________________
 NM - Not Meaningful

In 2014, basic and diluted income from continuing operations per common share increased 64.2% and 64.9%, respectively. The increases were directly attributable to the increase in income from continuing operations year over year. Basic weighted average common shares outstanding increased due to the issuance of additional shares for employee stock plans and the issuance of 1,032,493 shares in connection with the acquisition of the Männer Business in 2013. The impact of these issuances was partially offset by the repurchase of 220,794 shares during 2014 as part of the publicly announced repurchase program. Diluted weighted average common shares outstanding increased as a result of the increase in basic weighted average common shares outstanding, partially offset by a decrease in potentially issuable shares.

 Financial Performance by Business Segment

Industrial

($ in millions)	2014	2013	$ Change	% Change	2012
Sales	$822.1	$687.6	$134.5	19.6%	$538.3
Operating profit	108.4	71.9	36.5	50.7%	49.3
Operating margin	13.2%	10.5%			9.1%

2014 vs. 2013:

Sales at Industrial were $822.1 million in 2014, an increase of 19.6% from 2013. The Männer Business, acquired on October 31, 2013, provided sales of $113.7 million during the January through October 2014 period, and segment organic sales increased by $28.1 million, or 4.1%, during 2014. Organic growth resulted from favorable light vehicle and tool and die end-markets and strengthening within the geographic markets into which the Company sells. The impact of foreign currency translation decreased sales by approximately $7.3 million as the U.S. dollar strengthened against foreign currencies.

Operating profit in 2014 at Industrial was $108.4 million, an increase of 50.7% from 2013. Operating profit benefited from the profit contributions of the acquired Männer Business and increased organic sales, and was partially offset by charges of $6.0 million related to the closure of the Saline operations and $8.5 million of short-term purchase accounting adjustments related to the acquisition of the Männer Business. During 2013, operating profits were partially offset by $7.3 million in short-term purchase accounting adjustments and transaction costs related the Männer Business and CEO transition costs of $6.6 million that were allocated to the segment during the year.

Outlook:

In the Industrial manufacturing businesses, management is focused on generating organic sales growth through the introduction of new products and by leveraging the benefits of the diversified products and industrial end-markets in which its businesses have a global presence. The Company also remains focused on sales growth through acquisition and expanding geographic reach. Synventive, acquired in 2012, adds innovative products and services and has expanded the Company's global marketplace presence. The Männer Business, acquired in 2013, further provides additional differentiated products and services through the manufacture of high precision molds, valve gate hot runner systems, and system solutions for the medical/pharmaceutical, packaging, and personal care/health care industries. Our ability to generate sales growth is subject to economic conditions in the global markets served by all of our businesses and may be impacted by fluctuations in foreign currencies. Order activity in certain end-markets may provide extended sales growth. Strategic investments in new technologies, manufacturing processes and product development are expected to provide incremental benefits in the long term. The Company is currently in the process of negotiating a collective bargaining agreement (“CBA”) with certain unionized employees at the Bristol, CT and Corry, PA facilities, which are located within the Associated Spring business unit. The current CBA expired on November 30, 2014, and we continue to negotiate a successor agreement.

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

Aerospace

($ in millions)	2014	2013	$ Change	% Change	2012
Sales	$440.0	$404.0	$35.9	8.9%	$390.5
Operating profit	71.6	51.3	20.3	39.6%	57.9
Operating margin	16.3%	12.7%			14.8%

2014 vs. 2013:

Aerospace recorded sales of $440.0 million in 2014, a 8.9% increase from 2013. A sales increase in the OEM business and the aftermarket MRO business was partially offset by slightly lower sales in the aftermarket spare parts business. Increased sales within the OEM business reflected continued strength in demand for new engines, driven by increased aircraft production. Sales in the MRO business benefited primarily from the Component Repair Programs ("CRPs") that were executed in December 2013 and June 2014.

Operating profit at Aerospace increased 39.6% from 2013 to $71.6 million. Operating profit benefited from increased sales in the OEM business and increased sales in the MRO business, primarily due to the profit impact of the CRPs. These benefits were partially offset by an increase in employee related costs, primarily due to incentive compensation. Operating profit in 2013 also included a $8.6 million pre-tax inventory valuation charge related to a specific family of spare parts within the MRO business and CEO transition costs of $3.9 million allocated to the segment.

Outlook:

The Aerospace OEM business is focused on the pursuit of new engine programs and increasing content on existing platforms. Sale growth is driven by its order backlog through participation in certain strategic commercial and military engine and airframe programs. Sales are based on the general state of the aerospace market driven by the worldwide economy. Backlog in the Aerospace OEM business declined to $518.6 million at December 31, 2014 from $549.1 million at December 31, 2013, with approximately 61% expected to be shipped in the next 12 months. The Aerospace OEM business may be impacted by adjustments of customer inventory levels, commodity availability and pricing, changes in the content levels on certain platforms, including insourcing, and changes in production schedules of specific engine and airframe programs. Sales levels in the Aerospace aftermarket MRO business are expected to be impacted by fluctuations in end-market demand and changes in customer insourcing. Management continues to believe its Aerospace aftermarket business is competitively positioned based on well-established long-term customer relationships, including maintenance and repair contracts in the MRO business and long-term RSPs and CRPs, expanded capabilities and current capacity levels.

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

The Company's ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow and working capital management, and anticipates that operating activities in 2015 will generate sufficient cash to fund operations. The Company closely monitors its cash generation, usage and preservation including the management of working capital to generate cash.

On October 15, 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), as purchasers, for the issuance of $100.0 million aggregate principal amount of 3.97% Senior Notes due October 17, 2024 (the “3.97% Senior Notes”). The Company completed funding of the transaction and issued the 3.97% Senior Notes on October 17, 2014. The 3.97% Senior Notes are senior unsecured obligations of the Company and will pay interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Senior Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Senior Notes in an amount equal to 100% of the principal amount of the 3.97% Senior Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The Note Purchase Agreement contains customary affirmative and negative covenants that are similar to the covenants required under the Amended Credit Agreement, as discussed below. At December 31, 2014, the Company was in compliance with all covenants under the Note Purchase Agreement.

During the second quarter of 2014, the 3.375% Convertible Notes (the "3.375% Notes") were eligible for conversion due to meeting their conversion price eligibility requirement. On June 16, 2014, $0.2 million of the 3.375% Notes (par value) were surrendered for conversion. On June 24, 2014, the Company exercised its right to redeem the remaining $55.4 million principal amount of the 3.375% Notes, effective July 31, 2014. The Company elected to pay cash to holders of the 3.375% Notes surrendered for conversion, including the value of any residual value shares of common stock that might be payable to the holders electing to convert their 3.375% Notes into an equivalent share value. Under the terms of the indenture, the conversion value was measured based upon a 20-day valuation period of the Company's stock price. The Company used borrowings under its Amended Credit Facility to finance the redemption and conversion of the 3.375% Notes. The 3.375% Notes were rendered for conversion during the third quarter of 2014 and the Company paid $70.5 million in cash to the holders, which included a premium of $14.9 million.

In September 2011, the Company entered into an amended and restated revolving credit agreement (the "Amended Credit Agreement" or "Amended Credit Facility") with Bank of America, N.A. as the administrative agent. The Amended Credit Agreement increased the borrowing availability of the Amended Credit Facility from $400,000 to $500,000 and extended the expiration date of the Amended Credit Facility by four years from September 2012 to September 2016. In July 2012, the Company executed a $250,000 accordion feature that was available under the Amended Credit Agreement increasing the available amount under the Amended Credit Facility to $750,000. On September 27, 2013, the Company entered into a second amendment to the Amended Credit Agreement (the "Second Amendment") and retained Bank of America, N.A. as administrative agent for the lenders. The Second Amendment extends the maturity date of the debt facility by two years from September 2016 to September 2018 and includes an option to extend the maturity date for an additional year, subject to certain conditions. The Second Amendment also adds a new foreign subsidiary borrower in Germany, Barnes Group Acquisition GmbH, maintains the borrowing availability of the Company at $750.0 million and adds an accordion feature to increase this amount to $1,000.0 million. The borrowing availability of $750.0 million, pursuant to the terms of the Second Amendment, allows for Euro-denominated borrowings equivalent to $500.0 million. The Company may exercise the accordion feature upon request to the Administrative Agent as long as an event of default has not occurred or is continuing. Borrowings under the Second Amendment continue to bear interest at LIBOR plus a spread ranging from 1.10% to 1.70%. The Company paid fees and expenses of $1.3 million in conjunction with executing the Second Amendment; such fees were deferred and are being amortized into interest expense on the accompanying Consolidated Statements of Income through its maturity.

The Company's borrowing capacity may be limited by various debt covenants in the Amended Credit Agreement and the Note Purchase Agreement, certain of which have been amended in September 2013. The Second Amendment requires the Company to maintain a ratio of Consolidated Senior Debt, as defined in the Second Amendment, to Consolidated EBITDA, as defined, of not more than 3.25 times at the end of each fiscal quarter ("Senior Debt Ratio"), a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times at the end of each fiscal quarter, and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25 times at the end of each fiscal quarter. The Second Amendment also provides that in connection with certain permitted acquisitions with aggregate consideration in excess of $150.0 million, the Consolidated Senior Debt to EBITDA ratio and the Consolidated Total Debt to EBITDA ratio are permitted to increase to 3.50 times and 4.25 times, respectively, for a period of the four fiscal quarters ending after the closing of the acquisition. At December 31, 2014, the Company was in compliance with all covenants under the Second Amendment. The Company's most restrictive financial covenant is the Senior Debt Ratio which requires the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.25 times at December 31, 2014. The actual ratio at December, 2014 was 1.84 times.

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the September 27, 2013 amendment and currently expects that its bank syndicate, comprised of 17 banks, will continue to support its Amended Credit Agreement which matures in September 2018.  At December 31, 2014, the Company had $356.5 million unused and available for borrowings under its $750.0 million Amended Credit Facility, subject to covenants in the Company's debt agreements. At December 31, 2014, additional borrowings of $595.3 million of Total Debt and $389.0 million of Senior Debt would have been allowed under the financial covenants. On October 17, 2014 the proceeds of the 3.97% Senior Notes were used to pay down the Amended Credit Facility. The Company intends to use borrowings under its Amended Credit Facility to support the Company's ongoing growth initiatives. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements.

The Company had $7.6 million in borrowings under short-term bank credit lines at December 31, 2014.

In 2012, the Company entered into five-year interest rate swap agreements (the "2012 interest rate swaps") transacted with three banks which together convert the interest on the first $100.0 million of borrowings under the Company’s Amended Credit Agreement from a variable rate plus the borrowing spread to a fixed rate of 1.03% plus the borrowing spread. The 2012 interest rate swaps mitigate the Company's exposure to variable interest rates. At December 31, 2014, the Company's total borrowings were comprised of approximately 40% fixed rate debt and 60% variable rate debt compared to 29% fixed rate debt and 71% variable rate debt as of December 31, 2013.

The funded status of the Company's pension plans is dependent upon many factors, including actual rates of return that impact the fair value of pension assets and changes in discount rates that impact projected benefit obligations. The funded status of the pension plans declined by $60.6 million in 2014, primarily as a result of an increase in the projected benefit obligations ("PBOs") following an update of certain actuarial assumptions, including assumptions related to lower discount rates and an improvement in mortality rates. At December 31, 2014, the total unfunded status of the defined benefit pension plans was $60.7 million. The Company recorded a $42.0 million non-cash after-tax decrease in stockholders' equity (through other non-owner changes to equity) to record the current year adjustments for changes in the funded status of its pension and postretirement benefit plans as required under the applicable accounting standards for defined benefit pension and other postretirement plans. In 2014, the Company made approximately $7.6 million in contributions to its various defined benefit pension plans. The Company expects to contribute approximately $5.2 million to its various defined benefit pension plans in 2015. See Note 12 of the Consolidated Financial Statements.

At December 31, 2014, the Company held $46.0 million in cash and cash equivalents. The majority of this cash was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions and are expected to primarily fund international investments and repay foreign borrowings. During 2014, the Company repatriated $12.5 million of current year foreign earnings to the U.S.

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

Cash Flow

($ in millions)	2014	2013	$ Change	% Change	2012
Operating activities	$186.9	$10.1	$176.8	NM	$136.4
Investing activities	(124.2)	157.4	(281.7)	NM	(332.8)
Financing activities	(83.5)	(182.8)	99.3	(54.3)%	219.3
Exchange rate effect	(3.9)	(0.2)	(3.7)	NM	1.0
(Decrease) increase in cash	$(24.8)	$(15.5)	$(9.3)	60.1%	$23.9
________________________
NM – Not meaningful

Operating activities provided $186.9 million in cash in 2014 compared to $10.1 million in 2013. Operating cash flows in the 2013 period were negatively impacted by $130.0 million of income tax payments related to the gain on the sale of BDNA. The cash proceeds from the sale are reflected in investing activities in the 2013 period. Operating cash flows in the 2013 period were also negatively impacted by a cash payment of approximately $12.7 million for tax, interest and penalties related to the Tax Court Decision. In the 2014 period, operating cash flows were positively impacted by improved operating performance as well as an increase in accrued liabilities, as compared to the 2013 period, due in part to an increase in accruals for employee incentive compensation.

Investing activities used $124.2 million in cash in 2014 and provided $157.4 million in 2013. Cash provided by investing activities in 2013 includes proceeds of $538.9 million from the sale of BDNA, net of transaction costs and closing adjustments (see Note 2 of the Consolidated Financial Statements), which were partially offset by a cash outflow of $307.3 million to fund the acquisition of the Männer Business (see Note 3 of the Consolidated Financial Statements). Investing activities in 2014 include the release of $4.9 million of escrow funds related to the 2011 sale of the BDE business (see Note 2 of the Consolidated Financial Statements). Investing activities in 2014 and 2013 also include cash outflows of $70.1 million and $16.6 million, respectively, related to the Component Repair Programs ("CRPs"). See Note 6 of the Consolidated Financial Statements. Capital expenditures in 2014 were $57.4 million compared to $57.3 million in 2013. The Company expects capital spending in 2015 to approximate $60 million.

Cash used by financing activities in 2014 included a net decrease in borrowings of $32.0 million compared to $107.7 million in 2013. Financing activities in the 2014 period include the redemption of the convertible debt which is reflected within payments on long-term debt ($55.6 million par value) and premium paid on convertible debt redemption ($14.9 million) which were financed through borrowings under the Amended Credit Facility. Financing activities in the 2014 period also include the payment of an assumed liability to the seller in connection with the acquisition of the Männer Business. In the 2013 period, the reduction of debt reflects the use of proceeds from the BDNA sale to reduce borrowings. Incremental borrowings of €148.9 million ($202.3 million) were used to fund a portion of the Männer Business acquisition in October 2013.

Proceeds from the issuance of common stock decreased $2.0 million in the 2014 period from the 2013 period primarily as a result of lower stock option exercises in the 2014 period. During the 2014 period, the Company repurchased 0.2 million shares of the Company's stock at a cost of $8.4 million. Stock repurchases of 2.4 million shares during the 2013 period cost $68.6 million. Total cash used to pay dividends increased to $24.5 million in 2014 compared to $22.4 million in 2013 primarily due to dividend rate increases. Cash used by financing activities in the 2014 and 2013 periods was partially offset by $4.9 million and $3.9 million, respectively, in excess tax benefits recorded for current year tax deductions related to employee stock plan activity. Cash used by financing activities in the 2014 and 2013 periods also includes $0.1 million and $1.3 million, respectively, of deferred financing fees paid in connection with the issuance of the 3.97% Senior Notes in 2014 and the Amended Credit Agreement in 2013.

Debt Covenants

Borrowing capacity is limited by various debt covenants in the Company's debt agreements. As of December 31, 2014, the most restrictive financial covenant is included within the Amended Credit Agreement and requires the Company to maintain a maximum ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times for the four fiscal quarters then ending. The Company's Amended Credit Agreement also contains other financial covenants that require the maintenance of a certain other debt ratio, Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times and a certain interest coverage ratio, Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of at least 4.25 times, at December 31, 2014. The Amended Credit Agreement also provides that in connection with certain permitted acquisitions with aggregate consideration in excess of $150.0 million, the Consolidated Senior Debt to EBITDA ratio and the Consolidated Total Debt to EBITDA ratio are permitted to increase to 3.50 times and 4.25 times, respectively, for a period of the four fiscal quarters ending after the closing of the acquisition. Following is a reconciliation of Consolidated EBITDA, as defined, to the Company's net income (in millions):

2014
Net income	$118.4
Add back:
Interest expense	11.4
Income taxes	46.0
Depreciation and amortization	81.4
Adjustment for non-cash stock based compensation	7.5
Amortization of Männer acquisition inventory step-up	3.6
Restructuring charges	4.3
Other adjustments	2.5
Consolidated EBITDA, as defined	$275.0

Consolidated Senior Debt, as defined, as of December 31, 2014	$504.7
Ratio of Consolidated Senior Debt to Consolidated EBITDA	1.84
Maximum	3.25
Consolidated Total Debt, as defined, as of December 31, 2014	$504.7
Ratio of Consolidated Total Debt to Consolidated EBITDA	1.84
Maximum	4.00
Consolidated Cash Interest Expense, as defined, as of December 31, 2014	$10.7
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	25.80
Minimum	4.25

The Amended Credit Agreement allows for certain adjustments within the calculation of the financial covenants. The restructuring charges represent charges recorded during 2014 related to the closure of production operations at the Associated Spring facility located in Saline, Michigan. Other adjustments consist of net losses on the sale of assets, net losses from discontinued operations and due diligence and transaction expenses as permitted under the Amended Credit Agreement. The Company's financial covenants are measured as of the end of each fiscal quarter. At December 31, 2014, additional borrowings of $595.3 million of Total Debt and $389.0 million of Senior Debt would have been allowed under the covenants. Senior Debt includes primarily the borrowings under the Credit Facility, the 3.97% Senior Notes and the borrowings under the lines of credit. The Company's unused credit facilities at December 31, 2014 were $356.5 million.

Contractual Obligations and Commitments

At December 31, 2014, the Company had the following contractual obligations and commitments:

($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$504.7	$8.9	$1.9	$393.9	$100.0
Estimated interest payments under long-term obligations (2)	58.9	9.4	18.6	11.8	19.0
Operating lease obligations	27.4	7.7	6.6	2.7	10.4
Purchase obligations (3)	130.2	123.8	6.3	0.1	—
Expected pension contributions (4)	5.2	5.2	—	—	—
Expected benefit payments – other postretirement benefit plans (5)	36.8	4.5	8.1	8.0	16.1
Total	$763.1	$159.5	$41.5	$416.6	$145.6
________________________

(1)	Long-term debt obligations represent the required principal payments under such agreements.

(2)	Interest payments under long-term debt obligations have been estimated based on the borrowings outstanding and market interest rates as of December 31, 2014.

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

(5)
The amounts reflect anticipated future benefit payments under the Company’s various other postretirement benefit plans based on current actuarial assumptions. Expected benefit payments do not extend beyond 2024. See Note 12 of the Consolidated Financial Statements.

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

Inventory Valuation: Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable value. Loss provisions, if any, on aerospace contracts are established when estimable. Loss provisions are based on the projected excess of manufacturing costs over the net revenues of the products or group of related products under contract or purchase order. The Company carries a certain amount of inventory which includes certain parts related to specific engines within the Aftermarket MRO business. The process for evaluating the value of excess and obsolete inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, access to applicable markets, quantities and prices at which such inventory will be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may necessitate future adjustments to these provisions.

Business Acquisitions, Indefinite-Lived Intangible Assets and Goodwill: Assets and liabilities acquired in a business combination are recorded at their estimated fair values at the acquisition date. At December 31, 2014, the Company had $594.9 million and $36.9 million of goodwill and indefinite-lived intangible assets, respectively. Goodwill represents the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing annually or earlier if an event or change in circumstances indicates that the fair value of a reporting unit may have been reduced below its carrying value. Management completes its annual impairment assessments for goodwill and indefinite-lived intangible assets during the second and third quarters of each year, respectively. The Company uses the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment tests in accordance with applicable accounting standards.

Under the qualitative goodwill assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, overall unit performance and events directly affecting a unit. If the Company determines that the two-step quantitative impairment test is required, management estimates the fair value of the reporting unit primarily using the income approach, which reflects management’s cash flow projections, and also evaluates the fair value using the market approach. Inherent in management’s development of cash flow projections are assumptions and estimates, including those related to future earnings and growth and the weighted average cost of capital. Based on the second quarter 2014 assessment, the estimated fair values of the Synventive and Männer reporting units, which were acquired in August 2012 and October 2013, respectively, exceeded their carrying values and the estimated fair value of the remaining reporting units significantly exceeded their carrying values. There was no goodwill impairment at any reporting units through June 30, 2014. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company-specific and overall economic conditions. Management’s quantitative assessment during the second quarter of 2014 included a review of the potential impacts of current and projected market conditions from a market participant’s perspective on reporting units’ projected cash flows, growth rates and cost of capital to assess the likelihood of whether the fair value would be less than the carrying value. While management expects future operating improvements at certain reporting units to result from improving end-market conditions, new product introductions and further market penetration, there can be no assurance that such expectations will be met or that the fair value of the reporting units will continue to exceed their carrying values. If the fair values were to fall below the carrying values, a non-cash impairment charge to income from operations could result. Management also performed its annual impairment testing of its trade names, indefinite-lived intangible assets, during the third quarter of 2014. Based on this assessment, there was no trade name impairment recognized.

Aerospace Aftermarket Programs: The Company participates in aftermarket RSPs under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program. As consideration, the Company has paid participation fees, which are recorded as intangible assets. The carrying value of these intangible assets was $220.7 million at December 31, 2014. The Company records amortization of the related asset as sales dollars are being earned based on a proportional sales dollar method. Specifically, this method amortizes each asset as a reduction to revenue based on the proportion of sales under a program in a given period to the estimated aggregate sales dollars over the life of that program which reflects the pattern in which economic benefits are realized.

The Company entered into Component Repair Programs ("CRPs") with General Electric during the fourth quarter of 2013 ("CRP 1") and the second quarter of 2014 ("CRP 2"). The CRPs provide for, among other items, the right to sell certain aftermarket component repair services for CFM56, CF6 and LM engines directly to other customers as one of a few GE licensed suppliers. In addition, the CRPs extend certain existing contracts under which the Company currently provides these services directly to GE. The Company agreed to pay $26.6 million and $80.0 million as consideration for the rights related CRP1 and CRP 2, respectively. The Company recorded the CRP payments as an intangible asset which is recognized as a reduction of sales over the remaining useful life of these engine programs. This method reflects the pattern in which the economic benefits of the CRPs are realized.

The recoverability of each asset is subject to significant estimates about future revenues related to the program’s aftermarket parts and services. The Company evaluates these intangible assets for recoverability and updates amortization rates on an agreement by agreement basis for the RSPs and on an individual asset basis for the CRPs. The assets are reviewed for recoverability periodically including whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Annually, the Company evaluates the remaining useful life of these assets to determine whether events and circumstances warrant a revision to the remaining periods of amortization. Management updates revenue projections, which includes comparing actual experience against projected revenue and industry projections. The potential exists that actual revenues will not meet expectations due to a change in market conditions, including, for example, the replacement of older engines with new, more fuel-efficient engines or the Company's ability to capture additional market share within the aftermarket business. A shortfall in future revenues may indicate a triggering event requiring a write down or further evaluation of the recoverability of the assets or require the Company to accelerate amortization expense prospectively dependent on the level of the shortfall. The Company has not identified any impairment of these assets. See Note 6 of the Consolidated Financial Statements.

Pension and Other Postretirement Benefits: Accounting policies and significant assumptions related to pension and other postretirement benefits are disclosed in Note 12 of the Consolidated Financial Statements. As discussed further below, the significant assumptions that impact pension and other postretirement benefits include discount rates, mortality rates and expected long-term rates of return on invested pension assets.

The following table provides a breakout of the current targeted mix of investments, by asset classification, along with the historical rates of return for each asset class and the long-term projected rates of return for the U.S. plans.

	Target Asset Mix %	Annual Return %
		Historical (1)	Long- Term Projection
Asset class
U.S. large cap growth equity	6	10.1	8.2
U.S. large cap value equity	5	11.1	8.2
U.S. mid cap equity	4	12.5	8.5
U.S. small cap - growth equity	2	8.8	9.1
U.S. small cap - value equity	2	11.8	9.1
Global equity	13	7.9	9.3
International Developed market equity	20	5.3	9.7
Emerging market equity	13	11.4	12.4
Fixed income - long government credit	15	8.9	5.6
Fixed income - long credit	15	8.9	5.9
Cash	5	3.6	3.0
Weighted average		9.1	8.25
________________________

(1)	Historical returns based on the life of the respective index, or approximately 30 years.

The historical rates of return for the Company's defined benefit plans were calculated based upon compounded average rates of return of published indices. During the fourth quarter of 2014, the Company approved a change in the targeted mix of assets. The revised target mix reflects a 65% equity investment target and a 35% aggregate target for fixed income and cash investments (in aggregate). This represents a strategic investment shift from a 75% equity investment target and 25% aggregate target for fixed income and cash investments (in aggregate). Within the equity investment of 65%, the Company has changed its targeted sub-class asset mix from 15% international investments to 45% international equity investments.  Based on the historical and projected rates of return of the revised target asset mix, management selected a long-term expected rate of return on its U.S. pension assets of 8.25%. The long-term rates of return for non-U.S. plans were selected based on actual historical rates of return of published indices that were used to measure the plans’ target asset allocations. Historical rates were then discounted to consider fluctuations in the historical rates as well as potential changes in the investment environment.

The discount rate used for the Company’s U.S. pension plans reflects the rate at which the pension benefits could be effectively settled. At December 31, 2014, the Company selected a discount rate of 4.25% based on a bond matching model for its U.S. pension plans. Market interest rates have decreased in 2014 as compared with 2013 and, as a result, the discount rate used to measure pension liabilities decreased from 5.20% at December 31, 2013. The discount rates for non-U.S. plans were selected based on bond matching models or on indices of high-quality bonds using criteria applicable to the respective countries.

A one-quarter percentage point change in the assumed long-term rate of return on the Company’s U.S. pension plans as of December 31, 2014 would impact the Company’s 2015 pre-tax income by approximately $1.0 million annually. A one-quarter percentage point decrease in the discount rate on the Company's U.S. pension plans as of December 31, 2014 would decrease the Company’s 2015 pre-tax income by approximately $1.1 million annually. The Company reviews these and other assumptions at least annually.

The Company recorded a $42.0 million non-cash after-tax decrease in stockholders equity (through other non-owner changes to equity) to record the current year adjustments for changes in the funded status of its pension and postretirement benefit plans as required under accounting for defined benefit and other postretirement plans. This decrease in stockholders equity resulted primarily from losses related to changes in actuarial assumptions, combined with unfavorable variances between expected and actual returns on pension plan assets. During 2014, the fair value of the Company’s pension plan assets decreased by $0.9 million and the projected benefit obligation increased $59.7 million. The change in the projected benefit obligation included a $68.6 million (pre-tax) increase due to actuarial losses that resulted primarily from decreases in the discount rates and improvements in mortality rates used to measure pension liabilities. Prior to December 31, 2014 the Company utilized the 2000 Retired Pensioners Mortality Table projected to 2020 to determine benefit obligations for its U.S. pension plans. At December 31, 2014, the Company updated its mortality table assumptions to the Mercer Industry Longevity Experience Studies base table for the “Automotive, Industrial Goods and Transportation” industry and the Mercer modified MP-2014 projection table as the Company believes these tables are expected to more accurately reflect current trends in mortality. Changes to other actuarial assumptions in 2014 did not have a material impact on our stockholders equity or projected benefit obligation. Actual pre-tax return on total pension plan assets was $26.8 million compared with an expected pre-tax return on pension assets of $34.2 million. Approximately $4.9 million of pension plan asset and projected benefit obligation decreases relate to settlements that occurred during 2014. Pension expense for 2015 is expected to increase from $3.4 million in 2014, of which $1.8 million relates to settlements, curtailments and special termination charges, to $8.2 million in 2015, primarily as a result of an increase in the amortization of actuarial losses resulting from changes in certain actuarial assumptions, primarily lower discount rates and expected rates of return on assets, combined with improvements in mortality rates.

Income Taxes: As of December 31, 2014, the Company had recognized $41.9 million of deferred tax assets, net of valuation reserves. The realization of these benefits is dependent in part on the amount and timing of future taxable income in the jurisdictions where deferred tax assets reside. For those jurisdictions where the expiration date of tax loss carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided. Management believes that sufficient taxable income should be earned in the future to realize deferred income tax assets, net of valuation allowances recorded.

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

Additionally, the Company is exposed to certain tax contingencies in the ordinary course of business and, accordingly, records those tax liabilities in accordance with the guidance for accounting for uncertainty in income taxes. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized. For those income tax positions where it is more likely than not that a tax benefit will not be sustained, no tax benefit has been recognized in the financial statements. See Note 14 of the Consolidated Financial Statements.

Stock-Based Compensation: The Company accounts for its stock-based employee compensation plans at fair value on the grant date and recognizes the related cost in its consolidated statement of income in accordance with accounting standards related to share-based payments. The fair values of stock options are estimated using the Black-Scholes option-pricing model based on certain assumptions. The fair values of service and performance based share awards are estimated based on the fair market value of the Company’s stock price on the grant date. The fair value of market based performance share awards are estimated using the Monte Carlo valuation method. See Note 13 of the Consolidated Financial Statements.

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

EBITDA

Earnings before interest expense, income taxes, and depreciation and amortization (“EBITDA”) for 2014 was $257.4 million compared to $504.7 million in 2013. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes, and depreciation and amortization which the Company incurs in the normal course of business and in 2013 included a pre-tax gain of $313.7 million on the sale of BDNA. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company’s operating performance. The Company’s definition of EBITDA may not be comparable with EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors. Accordingly, the calculation has limitations depending on its use.

Following is a reconciliation of EBITDA to the Company’s net income (in millions):

	2014	2013
Net income	$118.4	$270.5
Add back:
Interest expense	11.4	13.1
Income taxes	46.3	156.0
Depreciation and amortization	81.4	65.1
EBITDA	$257.4	$ 504.7 (1)
_______________________

(1)	EBITDA of $504.7 million in 2013 includes a pre-tax gain of $313.7 million related to the sale of BDNA.

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

The Company’s long-term debt portfolio consists of fixed-rate and variable-rate instruments and is managed to reduce the overall cost of borrowing while also minimizing the effect of changes in interest rates on near-term earnings. The Company’s primary interest rate risk is derived from its outstanding variable-rate debt obligations. Financial instruments have been used by the Company to hedge its exposures to fluctuations in interest rates. In April 2012, the Company entered into five-year interest rate swap agreements transacted with three banks which together convert the interest on the first $100.0 million of borrowings under the Company’s Amended Credit Agreement from a variable rate plus the borrowing spread to a fixed rate of 1.03% plus the borrowing spread for the purpose of mitigating its exposure to variable interest rates. At December 31, 2014, the result of a hypothetical 100 basis point increase in the average cost of the Company’s variable-rate debt would have reduced annual pretax profit by $3.8 million.

At December 31, 2014, the fair value of the Company’s fixed-rate debt was $106.3 million, compared with its carrying amount of $103.2 million. The Company estimates that a 100 basis point decrease in market interest rates at December 31, 2014 would have increased the fair value of the Company's fixed rate debt to $115.0 million.

The Company has manufacturing, sales and distribution facilities around the world and thus makes investments and conducts business transactions denominated in various currencies. The Company is exposed primarily to financial instruments denominated in currencies other than the functional currency at its international locations. A 10% adverse change in foreign currencies relative to the U.S dollar at December 31, 2014 would have resulted in a $1.6 million loss in the fair value of those financial instruments. At December 31, 2014, the Company held $46.0 million of cash and cash equivalents, the majority of which is held by foreign subsidiaries.

Foreign currency commitments and transaction exposures are managed at the operating units as an integral part of their businesses in accordance with a corporate policy that addresses acceptable levels of foreign currency exposures. At December 31, 2014, the Company did not hedge its foreign currency net investment exposures.

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

Item 8. Financial Statements and Supplementary Data

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Net sales	$1,262,006	$1,091,566	$928,780
Cost of sales	829,648	738,170	655,653
Selling and administrative expenses	252,384	230,195	165,996
	1,082,032	968,365	821,649
Operating income	179,974	123,201	107,131
Interest expense	11,392	13,090	12,238
Other expense (income), net	2,082	2,537	2,631
Income from continuing operations before income taxes	166,500	107,574	92,262
Income taxes	45,959	35,253	12,432
Income from continuing operations	120,541	72,321	79,830
(Loss) income from discontinued operations, net of income taxes of $315, $120,750 and $10,831, respectively (Note 2)	(2,171)	198,206	15,419
Net income	$118,370	$270,527	$95,249
Per common share:
Basic:
Income from continuing operations	$2.20	$1.34	$1.46
(Loss) income from discontinued operations, net of income taxes	(0.04)	3.68	0.28
Net income	$2.16	$5.02	$1.74
Diluted:
Income from continuing operations	$2.16	$1.31	$1.44
(Loss) income from discontinued operations, net of income taxes	(0.04)	3.61	0.28
Net income	$2.12	$4.92	$1.72
Dividends	$0.45	$0.42	$0.40
Weighted average common shares outstanding:
Basic	54,791,030	53,860,308	54,626,453
Diluted	55,723,267	54,973,344	55,224,457

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$118,370	$270,527	$95,249
Other comprehensive (loss) income, net of tax
Unrealized loss on hedging activities, net of tax (1)	(213)	(87)	(635)
Foreign currency translation adjustments, net of tax (2)	(83,168)	19,615	24,678
Defined benefit pension and other postretirement benefits, net of tax (3)	(42,016)	73,168	(15,741)
Total other comprehensive (loss) income, net of tax	(125,397)	92,696	8,302
Total comprehensive income	$(7,027)	$363,223	$103,551

(1) Net of tax of $(45), $272 and $(513) for the years ended December 31, 2014, 2013 and 2012, respectively.

(2) Net of tax of $(3,292), $439 and $1,262 for the years ended December 31, 2014, 2013 and 2012, respectively.

(3) Net of tax of $(24,799), $43,109 and $(7,994) for the years ended December 31, 2014, 2013 and 2012, respectively.

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$46,039	$70,856
Accounts receivable, less allowances (2014 – $3,873; 2013 – $3,438)	275,890	258,664
Inventories	212,044	211,246
Deferred income taxes	31,849	18,226
Prepaid expenses and other current assets	22,574	18,204
Total current assets	588,396	577,196
Deferred income taxes	10,061	2,314
Property, plant and equipment, net	299,435	302,558
Goodwill	594,949	649,697
Other intangible assets, net	554,694	534,293
Other assets	26,350	57,615
Total assets	$2,073,885	$2,123,673
Liabilities and Stockholders’ Equity
Current liabilities
Notes and overdrafts payable	$8,028	$1,074
Accounts payable	94,803	88,721
Accrued liabilities	161,397	154,514
Long-term debt – current	862	56,009
Total current liabilities	265,090	300,318
Long-term debt	495,844	490,341
Accrued retirement benefits	115,057	80,884
Deferred income taxes	70,147	94,506
Other liabilities	15,954	16,210
Commitments and contingencies (Note 21)
Stockholders’ equity
Common stock – par value $0.01 per share
Authorized: 150,000,000 shares
Issued: at par value (2014 – 61,229,980 shares; 2013 – 60,306,128 shares)	612	603
Additional paid-in capital	405,525	390,347
Treasury stock, at cost (2014 – 6,729,438 shares; 2013 – 6,389,267 shares)	(169,405)	(156,649)
Retained earnings	974,514	881,169
Accumulated other non-owner changes to equity	(99,453)	25,944
Total stockholders’ equity	1,111,793	1,141,414
Total liabilities and stockholders’ equity	$2,073,885	$2,123,673

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities:
Net income	$118,370	$270,527	$95,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,395	65,052	57,360
Amortization of convertible debt discount	731	2,391	2,211
Loss (gain) on disposition of property, plant and equipment	143	(887)	(178)
Stock compensation expense	7,603	18,128	8,819
Withholding taxes paid on stock issuances	(4,367)	(2,090)	(1,150)
Loss (gain) on the sale of businesses	1,586	(313,708)	886
Changes in assets and liabilities, net of the effects of acquisitions/divestitures:
Accounts receivable	(21,367)	(23,764)	(4,160)
Inventories	(10,092)	2,079	5,404
Prepaid expenses and other current assets	(7,137)	(2,172)	(4,341)
Accounts payable	8,123	2,384	(5,493)
Accrued liabilities	24,402	(9,891)	(9,746)
Deferred income taxes	(9,841)	3,412	9,446
Long-term retirement benefits	(7,584)	(642)	(16,438)
Other	4,933	(729)	(1,492)
Net cash provided by operating activities	186,898	10,090	136,377
Investing activities:
Proceeds from disposition of property, plant and equipment	849	1,767	854
(Payments for) proceeds from the sale of businesses	(1,181)	538,942	(438)
Change in restricted cash	4,886	—	4,900
Capital expenditures	(57,365)	(57,304)	(37,787)
Business acquisitions, net of cash acquired	—	(307,264)	(296,560)
Component Repair Program payments	(70,100)	(16,639)	—
Other	(1,338)	(2,058)	(3,776)
Net cash (used) provided by investing activities	(124,249)	157,444	(332,807)
Financing activities:
Net change in other borrowings	7,009	(2,753)	(8,852)
Payments on long-term debt	(332,336)	(555,195)	(114,411)
Proceeds from the issuance of long-term debt	293,291	450,253	376,000
Payment of assumed liability to Otto Männer Holding AG	(19,796)	—	—
Premium paid on convertible debt redemption	(14,868)	—	—
Proceeds from the issuance of common stock	11,460	13,491	7,061
Common stock repurchases	(8,389)	(68,608)	(19,037)
Dividends paid	(24,464)	(22,422)	(21,662)
Excess tax benefit on stock awards	4,888	3,899	1,438
Other	(338)	(1,472)	(1,261)
Net cash (used) provided by financing activities	(83,543)	(182,807)	219,276
Effect of exchange rate changes on cash flows	(3,923)	(227)	1,005
(Decrease) increase in cash and cash equivalents	(24,817)	(15,500)	23,851
Cash and cash equivalents at beginning of year	70,856	86,356	62,505
Cash and cash equivalents at end of year	$46,039	$70,856	$86,356

Supplemental Disclosure of Cash Flow Information:

Non-cash investing activities in 2014 and 2013 included the acquisition of $19,000 and $10,000, respectively, of intangible assets, and the recognition of the corresponding liabilities, in connection with the Component Repair Programs. Non-cash financing activities in 2013 included the issuance of 1,032,493 treasury shares ($36,695) in connection with the acquisition of the Männer Business. Non-cash investing activities in 2012 included the assumption of $45,537 of debt in connection with the acquisition of Synventive Molding Solutions.

See accompanying notes.

BARNES GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
January 1, 2012	58,594	$586	$316,251	4,254	$(79,569)	$560,186	$(75,054)	$722,400
Comprehensive income						95,249	8,302	103,551
Dividends paid						(21,662)		(21,662)
Common stock repurchases				700	(19,037)			(19,037)
Employee stock plans	608	6	16,337	46	(1,150)	(327)		14,866
December 31, 2012	59,202	592	332,588	5,000	(99,756)	633,446	(66,752)	800,118
Comprehensive income						270,527	92,696	363,223
Dividends paid						(22,422)		(22,422)
Common stock repurchases				2,351	(68,608)			(68,608)
Männer Acquisition			22,890	(1,032)	13,805			36,695
Employee stock plans	1,104	11	34,869	70	(2,090)	(382)		32,408
December 31, 2013	60,306	603	390,347	6,389	(156,649)	881,169	25,944	1,141,414
Comprehensive income						118,370	(125,397)	(7,027)
Dividends paid						(24,464)		(24,464)
Common stock repurchases				221	(8,389)			(8,389)
Convertible debt redemption, net of tax			(8,666)					(8,666)
Employee stock plans	924	9	23,844	119	(4,367)	(561)		18,925
December 31, 2014	61,230	$612	$405,525	6,729	$(169,405)	$974,514	$(99,453)	$1,111,793

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

In the first quarter of 2013, the Company realigned its organizational structure by aligning its strategic business units into two reportable segments: Industrial and Aerospace. See Note 20 of the Consolidated Financial Statements.

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

All previously reported financial information has been adjusted on a retrospective basis to reflect the discontinued operations of BDNA and the segment realignment for all years presented.

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

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill: Goodwill represents the excess purchase cost over the fair value of net assets of companies acquired in business combinations. Goodwill is considered an indefinite-lived asset. Goodwill is subject to impairment testing in accordance with accounting standards governing such on an annual basis, in the second quarter, or more frequently if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Based on the assessments performed during 2014, there was no goodwill impairment.

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

The Company also entered into Component Repair Programs ("CRPs") that provide for, among other items, the right to sell certain aftermarket component repair services for CFM56, CF6 and LM engines directly to other customers as one of a few GE licensed suppliers. In addition, the CRPs extend certain existing contracts under which the Company currently provides these services directly to GE. The Company has recorded the consideration for these rights as an intangible asset that will be amortized as a reduction to sales over the remaining life of these engine programs. This method reflects the pattern in which the economic benefits of the RSPs and the CRP are realized.

The recoverability of each asset is subject to significant estimates about future revenues related to the program’s aftermarket parts and services. The Company evaluates these intangible assets for recoverability and updates amortization rates on an agreement by agreement basis for the RSP's and on an individual asset basis for the CRPS. The assets are reviewed for recoverability periodically including whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Annually, the Company evaluates the remaining useful life of these assets to determine whether events and circumstances warrant a revision to the remaining periods of amortization. Management updates revenue projections, which includes comparing actual experience against projected revenue and industry projections. The potential exists that actual revenues will not meet expectations due to a change in market conditions including, for example, the replacement of older engines with new, more fuel-efficient engines or the Company's ability to capture additional market share within the Aftermarket business. A shortfall in future revenues may indicate a triggering event requiring a write down or further evaluation of the recoverability of the assets or require the Company to accelerate amortization expense prospectively dependent on the level of the shortfall. The Company has not identified any impairment of these assets.

Other Intangible Assets: Other intangible assets consist primarily of the Aerospace Aftermarket Programs, as discussed above, customer relationships, tradenames, patents and proprietary technology. These intangible assets, with the exception of tradenames, have finite lives and are amortized over the periods in which they provide benefit. The Company assesses the impairment of long-lived assets, including identifiable intangible assets subject to amortization, whenever significant events or significant changes in circumstances indicate the carrying value may not be recoverable. Tradenames, intangible assets with indefinite lives, are subject to impairment testing in accordance with accounting standards governing such on an annual basis, in the third quarter, or more frequently if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Based on the assessment performed during 2014, there were no impairments of other intangible assets. See Note 6 of the Consolidated Financial Statements.

Derivatives: Accounting standards related to the accounting for derivative instruments and hedging activities require that all derivative instruments be recorded on the balance sheet at fair value. Foreign currency contracts may qualify as fair value

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign currency: Assets and liabilities of international operations are translated at year-end rates of exchange; revenues and expenses are translated at average rates of exchange. The resulting translation gains or losses are reflected in accumulated other non-owner changes to equity within stockholders’ equity. A net foreign currency transaction loss of $1,466 in 2014, a gain of $945 in 2013 and a loss $2,144 in 2012 were included in other expense (income), net in the Consolidated Statements of Income.

Research and Development: Costs are incurred in connection with efforts aimed at discovering and implementing new knowledge that is critical to developing new products, processes or services, significantly improving existing products or services, and developing new applications for existing products and services. Research and development expenses for the creation of new and improved products and services were $15,782, $14,707 and $8,696, for the years 2014, 2013 and 2012, respectively, and are included in selling, general and administrative expense.

2. Discontinued Operations

Barnes Distribution North America

In April 2013, the Company completed the sale of BDNA to MSC pursuant to the terms of the Asset Purchase Agreement between the Company and MSC. The total cash consideration received for BDNA was $537,761, net of transaction costs and closing adjustments paid. The net after-tax proceeds were $419,136 after consideration of certain post closing adjustments, transaction costs and income taxes. The Company made estimated income tax payments of $130,004 related to the gain on sale during 2013 and recorded an income tax receivable of $12,608 in the Consolidated Balance Sheet as of December 31, 2013. The Company has since elected to apply the income tax receivable to future tax filings.

Barnes Distribution Europe

In December 2011, the Company sold substantially all of the assets of its BDE business to Berner SE (the "Purchaser") in a cash transaction pursuant to the terms of a Share and Asset Purchase Agreement ("SPA") among the Company, the Purchaser, and their respective relevant subsidiaries dated November 17, 2011. The Company received gross proceeds of $33,358, which represents the initial stated purchase price, and yielded net cash proceeds of $22,492 after consideration of cash sold, transaction costs paid and closing adjustments. The final amount of proceeds from the sale of the BDE business was subject to post-closing adjustments that were reflected in discontinued operations in periods subsequent to the disposition. The income from operations of discontinued businesses for 2013 includes a final settlement of a retained liability related to BDE.

As required by the terms of the SPA, the Company was required to place €9,000 of the proceeds in escrow to be used for any settlement of general representation and warranty claims. Absent a breach of warranty claim, the funds would be released from escrow on August 31, 2012 unless there were any then pending claims. Cash related to a pending claim would remain in escrow until a final determination of the claim had been made. On August 17, 2012, the Purchaser provided a notice of breach of various warranties to the Company.  The Company rejected the Purchaser's notice and demanded release of the full escrow effective August 31, 2012.  The Purchaser refused to release the full escrow, and only €3,900 plus interest was released whereas €5,100 plus interest remained in escrow. The cash was restricted and recorded in other assets at December 31, 2013. The Company settled the pending claim on September 24, 2014 and entered into an agreement to pay the Purchaser €1,250 of the proceeds that were held in escrow. The losses from discontinued operations for the year ended December 31, 2014 include this €1,250 ($1,586) reduction in proceeds from the sale of the business. The remaining funds of €3,850 were no longer restricted within escrow effective September 24, 2014 and were subsequently released from escrow on October 6, 2014.

The below amounts related to BDNA and the BDE business were derived from historical financial information. The amounts have been segregated from continuing operations and reported as discontinued operations within the consolidated financial statements. In 2014, the Company recorded a net after-tax loss on the sale of businesses of $1,987 resulting primarily from the reduction to the BDE escrow proceeds of €1,250, as discussed above. In 2013, the Company recorded a net after-tax

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

gain of $195,317 on the sale of BDNA, net of transaction-related costs of $9,749, whereas pre-tax income from the discontinued operations at BDNA was $6,345. In 2012, the Company recorded income of $15,419 from discontinued operations which included $29,384 of pre-tax income provided by the operations of BDNA, partially offset by the adjustment of a retained liability related to BDE, $10,831 of tax expense and an $886 pre-tax loss on transaction.

	2014	2013	2012
Net sales	$—	$93,173	$301,179
(Loss) income before income taxes	(270)	5,248	27,136
Income tax (benefit) expense	(86)	2,359	10,918
(Loss) income from operations of discontinued businesses, net of income taxes	(184)	2,889	16,218

(Loss) gain on transaction	(1,586)	313,708	(886)
Income tax expense (benefit) on sale	401	118,391	(87)
(Loss) gain on the sale of businesses, net of income taxes	(1,987)	195,317	(799)

(Loss) income from discontinued operations, net of income taxes	$(2,171)	$198,206	$15,419

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

In October 2013, the Company completed the acquisition of the Männer Business, a German company based in Bahlingen, Germany. The Männer Business is a leader in the development and manufacture of high precision molds, valve gate hot runner systems, and system solutions for the medical/pharmaceutical, packaging, and personal care/health care industries. The Männer Business, which has been integrated into the Industrial segment, includes manufacturing locations in Germany, Switzerland and the United States, and sales and service offices in Europe, the United States, Hong Kong/China and Japan. The Company acquired all the shares of capital stock of the Männer Business for an aggregate purchase price of €280,742 ($380,673) which was paid through a combination of €253,242 in cash ($343,978) and 1,032,493 shares of the Company's common stock (valued at €27,500 pursuant to the Share Purchase Agreement and $36,695 based upon market value at close).  The purchase price includes certain adjustments under the terms of the Share Purchase Agreement, including approximately €27,030 related to cash acquired ($36,714).

The Company incurred $3,642 and $2,377 of acquisition-related costs during the years ended December 31, 2013 and 2012 related to the Männer and Synventive acquisitions, respectively. These costs include due diligence costs and transaction costs to complete the acquisitions, and have been recognized in the Company's Consolidated Statements of Income as selling and administrative expenses.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The operating results of Synventive have been included in the Consolidated Statements of Income for the period ended December 31, 2012, since the August 27, 2012 date of acquisition. The Company reported $60,070 in net sales and operating profit of $1,892 from Synventive, included within the Industrial segment's operating profit, inclusive of $5,899 of short-term purchase accounting adjustments and transaction costs, for the period from the acquisition date through December 31, 2012. The operating results of Synventive during 2013 and 2014 have been included in the Consolidated Statements of Income for the years ended December 31, 2013 and 2014.
The operating results of the Männer Business have been included in the Consolidated Statements of Income for the period ended December 31, 2013, since the October 31, 2013 date of acquisition. The Company reported $18,894 in net sales and an operating loss of $2,817 from the Männer Business, included within the Industrial segment's operating profit, inclusive of $7,279 of short-term purchase accounting adjustments and transaction costs, for the year ended December 31, 2013. The operating results of the Männer Business during 2014 have been included in the Consolidated Statements of Income for the years ended December 31, 2014.
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

The final purchase price allocations related to the Männer Business and Synventive reflect post-closing adjustments pursuant to the terms of the respective Stock Purchase Agreements.

The following table reflects the unaudited pro forma operating results of the Company for the years ended December 31, 2013 and 2012, which give effect to the acquisition of the Männer Business as if it had occurred on January 1, 2012 and the acquisition of Synventive as if it had occurred on January 1, 2011. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions been effective on January 1, 2012 and 2011, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and the two acquired businesses adjusted for certain items including depreciation and amortization expense associated with the assets acquired and the Company’s expense related to financing arrangements, with the related tax effects. The pro forma information does not include the effects of any synergies or cost reduction initiatives related to the acquisitions.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	(Unaudited Pro Forma)
	2013	2012
Net sales	$1,191,109	$1,137,437
Income from continuing operations	92,343	88,023
Net income	$290,549	$103,442

Per common share:
Basic:
Income from continuing operations	$1.69	$1.58
Net income	$5.31	$1.86
Diluted:
Income from continuing operations	$1.65	$1.56
Net income	$5.20	$1.84

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

4. Inventories

Inventories at December 31 consisted of:

	2014	2013
Finished goods	$83,905	$85,033
Work-in-process	79,563	71,982
Raw materials and supplies	48,576	54,231
	$212,044	$211,246

5. Property, Plant and Equipment

Property, plant and equipment at December 31 consisted of:

	2014	2013
Land	$19,422	$21,935
Buildings	145,142	154,938
Machinery and equipment	507,661	509,664
	672,225	686,537
Less accumulated depreciation	(372,790)	(383,979)
	$299,435	$302,558

Depreciation expense was $41,875, $34,419 and $34,218 during 2014, 2013 and 2012, respectively.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Goodwill and Other Intangible Assets

Goodwill: The following table sets forth the change in the carrying amount of goodwill for each reportable segment and the Company:

	Industrial	Aerospace	Other	Total Company
January 1, 2013	$414,244	$30,786	$134,875	$579,905
Goodwill acquired	189,486	—	—	189,486
Divestiture	—	—	(134,704)	(134,704)
Purchase accounting adjustment	2,627	—	—	2,627
Foreign currency translation	12,554	—	(171)	12,383
December 31, 2013	618,911	30,786	—	649,697
Foreign currency translation	(54,748)	—	—	(54,748)
December 31, 2014	$564,163	$30,786	$—	$594,949

Of the $594,949 of goodwill at December 31, 2014, $43,860 represents the original tax deductible basis.

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
Other Intangible Assets: Other intangible assets at December 31 consisted of:

		2014		2013
	Range of Life-Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue Sharing Programs	Up to 30	$293,700	$(72,958)	$293,700	$(64,220)
Component Repair Program	Up to 15	106,639	(1,941)	26,639	—
Customer lists/relationships	10-16	183,406	(30,731)	183,406	(18,293)
Patents and technology	7-14	62,972	(22,356)	62,972	(14,210)
Trademarks/trade names	5-30	11,950	(8,552)	11,950	(7,628)
Other	Up to 15	19,292	(14,806)	19,292	(9,868)
		677,959	(151,344)	597,959	(114,219)
Unamortized intangible asset
Trade names		36,900	—	36,900	—

Foreign currency translation		(8,821)	—	13,653	—
Other intangible assets		$706,038	$(151,344)	$648,512	$(114,219)

The Company entered into Component Repair Programs ("CRPs") with General Electric during the fourth quarter of 2013 ("CRP 1") and the second quarter of 2014 ("CRP 2"). The CRPs provide for, among other items, the right to sell certain aftermarket component repair services for CFM56, CF6 and LM engines directly to other customers as one of a few GE

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

licensed suppliers. In addition, the CRPs extend certain existing contracts under which the Company currently provides these services directly to GE.

The Company agreed to pay $26,639 as consideration for the rights related to CRP 1. Of this balance, the Company paid $16,639 in the fourth quarter of 2013 and $9,100 in the fourth quarter of 2014. The remaining payment of $900 has been included within accrued liabilities in the Consolidated Financial Statements. The Company agreed to pay $80,000 as consideration for the rights related to CRP 2. The Company paid $41,000 in the second quarter of 2014, $20,000 in the fourth quarter of 2014 and the remaining payment of $19,000, also included within accrued liabilities, will be paid in the second quarter of 2015. The Company recorded the CRP payments as an intangible asset which is recognized as a reduction of sales over the remaining useful life of these engine programs.

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
Amortization of intangible assets for the years ended December 31, 2014, 2013 and 2012 was $37,125, $27,973 and $18,605, respectively. Estimated amortization of intangible assets for future periods is as follows: 2015 - $38,000; 2016 - $35,000; 2017 - $35,000; 2018 - $36,000 and 2019 - $34,000.

The Company has entered into a number of aftermarket RSP agreements each of which is with General Electric. See Note 1 of the Consolidated Financial Statements for a further discussion of these Revenue Sharing Programs. As of December 31, 2014, the Company has made all required participation fee payments under the aftermarket RSP agreements.

7. Accrued Liabilities

Accrued liabilities at December 31 consisted of:

	2014	2013
Payroll and other compensation	$41,948	$37,640
Deferred revenue	25,344	23,424
Payable to Otto Männer Holding AG	—	20,001
CRP Accrual	19,900	10,000
Pension and other postretirement benefits	8,233	8,225
Accrued income taxes	21,755	13,593
Other	44,217	41,631
	$161,397	$154,514

The payable to Otto Männer Holding AG recorded as of December 31, 2013, which was settled during the year ended December 31, 2014, related to an assumed liability to the seller in connection with the acquisition of the Männer Business.

8. Debt and Commitments

Long-term debt and notes and overdrafts payable at December 31 consisted of:

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.375% Convertible Notes	$—	$—	$55,636	$76,569
Unamortized debt discount – 3.375% Convertible Notes	—	—	(731)	—
Revolving credit agreement	393,518	394,917	487,920	482,431
3.97% Senior Notes	100,000	102,859	—	—
Borrowings under lines of credit and overdrafts	8,028	8,028	1,074	1,074
Capital leases	3,188	3,479	3,120	3,402
Other foreign bank borrowings	—	—	405	410
	504,734	509,283	547,424	563,886
Less current maturities	(8,890)		(57,083)
Long-term debt	$495,844		$490,341

The Company’s long-term debt portfolio consists of fixed-rate and variable-rate instruments and is managed to reduce the overall cost of borrowing and to mitigate fluctuations in interest rates. Among other things, interest rate fluctuations impact the market value of the Company’s fixed-rate debt.

During the second quarter of 2014, the 3.375% Senior Subordinated Convertible Notes ("Notes") were eligible for conversion due to meeting the conversion price eligibility requirement and on March 20, 2014, the Company formally notified the note holders that they were entitled to convert the Notes. On June 16, 2014, $224 (par value) of the Notes were surrendered for conversion. On June 24, 2014, the Company exercised its right to redeem the remaining $55,412 principal amount of the Notes, effective July 31, 2014. Of the total $55,412 principal amount, $7 of these Notes were redeemed with accrued interest through the redemption date. The remaining $55,405 of these Notes were surrendered for conversion. The Company elected to pay cash to holders of the Notes surrendered for conversion, including the value of any residual shares of common stock that were payable to the holders electing to convert their notes into an equivalent share value, resulting in a total cash payment of $70,497 including a premium on conversion of $14,868 (reducing the equity component by $9,326, net of tax of $5,542). As a result of this transaction, the Company recaptured $23,565 of previously deducted contingent convertible debt interest which resulted in an $8,784 reduction in short-term deferred tax liabilities and a corresponding increase in current taxes payable included within accrued liabilities. The Company used borrowings under its Amended Credit Facility to finance the conversion of the Notes. The fair value of the Notes was previously determined using quoted market prices that represent Level 2 observable inputs.

The following table sets forth balance sheet information regarding the Company’s convertible notes at December 31:

	2014	2013
3.375% Convertible Notes:
Carrying value of equity component, net of tax	$—	$10,772
Principal value of liability component	$—	$55,636
Unamortized debt discount	—	(731)
Net carrying value of liability component	$—	$54,905

The following table sets forth the components of interest expense for the Notes for the years ended December 31, 2014, 2013 and 2012. The effective interest rate on the liability component of the Notes was 8.00% (life of the Notes).

	2014	2013	2012
Interest expense – 3.375% coupon	$1,046	$1,878	$1,878
Interest expense – 3.375% debt discount amortization	731	2,391	2,211
	$1,777	$4,269	$4,089

In September 2011, the Company entered into an amended and restated revolving credit agreement (the "Amended Credit Agreement" or "Amended Credit Facility") with Bank of America, N.A. as the administrative agent. The Amended Credit Agreement increased the borrowing availability of the Amended Credit Facility from $400,000 to $500,000 and

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

extended the expiration date of the Amended Credit Facility by four years from September 2012 to September 2016. In July 2012, the Company executed a $250,000 accordion feature that was available under the Amended Credit Agreement increasing the available amount under the Amended Credit Facility to $750,000. In September 2013, the Company entered into a Second Amendment to its revolving credit agreement ("Second Amendment") and retained Bank of America, N.A. as Administrative Agent for the lenders. The Second Amendment extended the maturity date of the debt facility by two years from September 2016 to September 2018 and includes an option to extend the maturity date for an additional year, subject to certain conditions. The Second Amendment also added a new foreign subsidiary borrower in Germany, Barnes Group Acquisition GmbH, maintained the borrowing availability of the Company at $750,000 and added an accordion feature to increase this amount to $1,000,000. The Company may exercise the accordion feature upon request to the Administrative Agent as long as an event of default has not occurred or is continuing. The borrowing availability of $750,000, pursuant to the terms of the Second Amendment, allows for Euro-denominated borrowings equivalent to $500,000. Borrowings under the Amended Credit Agreement continue to bear interest at LIBOR plus a spread ranging from 1.10% to 1.70% depending on the Company's leverage ratio at the time of the borrowing. The Company paid fees and expenses of $1,261 and $1,030 in conjunction with executing the Second Amendment in 2013 and the execution of the accordion feature in 2012, respectively. Such fees were deferred and amortized into interest expense on the accompanying Consolidated Statements of Income through its maturity.

Borrowings and availability under the Amended Credit Agreement were $393,518 and $356,482, respectively, at December 31, 2014 and $487,920 and $262,080, respectively, at December 31, 2013. Borrowings included Euro-denominated borrowings of €30,945 ($37,618) at December 31, 2014 and €114,000 ($157,320) at December 31, 2013. The interest rate on these borrowings was 1.33% and 1.36% on December 31, 2014 and 2013, respectively. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings are valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

The Company's borrowing capacity remains limited by various debt covenants in the Amended Credit Agreement, certain of which were amended in September 2013. The Amended Credit Agreement requires the Company to maintain a ratio of Consolidated Senior Debt, as defined in the Second Amendment, to Consolidated EBITDA, as defined, of not more than 3.25 times at the end of each fiscal quarter, a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times at the end of each fiscal quarter, and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25 times at the end of each fiscal quarter. The Second Amendment also provides that in connection with certain permitted acquisitions with aggregate consideration in excess of $150,000, the Consolidated Senior Debt to EBITDA ratio and the Consolidated Total Debt to EBITDA ratio are permitted to increase to 3.50 times and 4.25 times, respectively, for a period of the four fiscal quarters ending after the closing of the acquisition. At December 31, 2014, the Company was in compliance with all covenants under the Amended Credit Agreement and continues to monitor its future compliance based on current and future economic conditions.

On October 15, 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), as purchasers, for the issuance of $100,000 aggregate principal amount of 3.97% Senior Notes due October 17, 2024 (the “3.97% Senior Notes”). The Company completed funding of the transaction and issued the 3.97% Notes on October 17, 2014.

The 3.97% Senior Notes are senior unsecured obligations of the Company and will pay interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Senior Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Senior Notes in an amount equal to 100% of the principal amount of the 3.97% Senior Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The fair value of the 3.97% Senior Notes was determined using the US Treasury yield and a long-term credit spread for similar types of borrowings, that represent Level 2 observable inputs.
The Note Purchase Agreement contains customary affirmative and negative covenants, including, among others, limitations on indebtedness, liens, investments, restricted payments, dispositions and business activities. The Note Purchase Agreement also requires the Company to maintain a ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times at the end of each fiscal quarter, provided that such ratio may increase to 3.50 times following the consummation of certain acquisitions. In addition, the Note Purchase Agreement requires the Company to maintain (i) a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times at the end of

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

each fiscal quarter, provided that such ratio may increase to 4.25 times following the consummation of certain acquisitions, and (ii) a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25 times at the end of any fiscal quarter. At December 31, 2014, the Company was in compliance with all covenants under the Note Purchase Agreement.

In addition, the Company has approximately $56,000 in uncommitted short-term bank credit lines ("Credit Lines") and overdraft facilities. Under the Credit Lines, $7,550 was borrowed at December 31, 2014 at an interest rate of 1.23% and $1,000 was borrowed at December 31, 2013 at an interest rate of 2.13%. The Company had also borrowed $478 and $74 under the overdraft facilities at December 31, 2014 and 2013, respectively. Repayments under the Credit Lines are due within seven days after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company holds capital leases within the Männer Business that was acquired on October 31, 2013. The fair value of the capital leases are based on observable Level 2 inputs. These instruments are valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

At December 31, 2013, the Company also had other foreign bank borrowings of $405. The fair value of the foreign bank borrowings was based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings. These borrowings had been settled as of December 31, 2014.

Long-term debt and notes payable are payable as follows: $8,890 in 2015, $923 in 2016, $989 in 2017, $393,759 in 2018, $173 in 2019 and $100,000 thereafter. The 3.97% Notes are due in 2024 according to their maturity date.

In addition, the Company had outstanding letters of credit totaling $5,952 at December 31, 2014.

Interest paid was $10,471, $11,636 and $9,512 in 2014, 2013 and 2012, respectively. Interest capitalized was $359, $247 and $195 in 2014, 2013 and 2012, respectively, and is being depreciated over the lives of the related fixed assets.

9. Business Reorganization

On March 14, 2014, the Company authorized the closure of production operations ("Saline operations") at its Associated Spring facility located in Saline, Michigan (the "Closure").  The Saline operations, which included approximately 50 employees, primarily manufactured certain automotive engine valve springs, a highly commoditized product. Based on changing market dynamics and increased customer demands for commodity pricing, several customers advised the Company of their intent to transition these specific springs to other suppliers, which led to the decision of the Closure. The Closure occurred during the second quarter of 2014, however certain other facility Closure costs, including the transfer of machinery and equipment, continued during the remainder of 2014. The Company recorded restructuring and related costs of $6,020 during 2014. This balance included $2,182 of employee termination costs, primarily employee severance expense and defined benefit pension and other postretirement plan (the "Plans") costs related to the accelerated recognition of actuarial losses and special termination benefits, and $3,838 of other facility costs, primarily related to asset write-downs and depreciation on assets that had been utilized through the Closure. The remaining severance liability of $108 was included within accrued liabilities as of December 31, 2014. See Note 12 for costs associated with the Plans that were impacted by the Closure. The Closure was completed as of December 31, 2014. Closure costs were recorded primarily within Cost of Sales in the accompanying Consolidated Statements of Income and are reflected in the results of the Industrial segment.
The following table sets forth the change in the liability for the 2014 employee severance actions:

January 1, 2014	$—
Employee severance costs	1,230
Payments	(1,122)
December 31, 2014	$108
The balance is expected to be paid in the first quarter of 2015.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Derivatives

The Company has manufacturing and sales facilities around the world and thus makes investments and conducts business transactions denominated in various currencies. The Company is also exposed to fluctuations in interest rates and commodity price changes. These financial exposures are monitored and managed by the Company as an integral part of its risk management program.

Financial instruments have been used by the Company to hedge its exposures to fluctuations in interest rates. In April 2012, the Company entered into five-year interest rate swap agreements transacted with three banks which together convert the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.03% plus the borrowing spread. These interest rate swap agreements were accounted for as cash flow hedges and remained in place at December 31, 2014.

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

The Company does not use derivatives for speculative or trading purposes or to manage commodity exposures.

The following table sets forth the fair value amounts of derivative instruments held by the Company as of December 31.

	2014		2013
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(295)	$—	$(370)
Foreign exchange contracts	—	(652)	—	(318)
	—	(947)	—	(688)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	460	(699)	543	(67)
Total derivatives	$460	$(1,646)	$543	$(755)

Asset derivatives are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Liability derivatives related to interest rate contracts and foreign exchange contracts are recorded in other liabilities and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

The following table sets forth the gain (loss) recorded in accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2014 and 2013 for derivatives held by the Company and designated as hedging instruments.

	2014	2013
Cash flow hedges:
Interest rate contracts	$48	$898
Foreign exchange contracts	(261)	(985)
	$(213)	$(87)

Amounts included within accumulated other comprehensive income (loss) that were reclassified to expense during the year ended December 31, 2014 and 2013 related to the interest rate swaps resulted in a fixed rate of interest of 1.03% plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings. The amounts reclassified for the foreign exchange contracts were not material. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the years ended December 31, 2014 and 2013.

The following table sets forth the losses recorded in other expense (income), net in the consolidated statements of income for the years ended December 31, 2014 and 2013 for non-designated derivatives held by the Company. Such losses were substantially offset by gains recorded on the underlying hedged asset or liability.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2014	2013
Foreign exchange contracts	$(810)	$(739)

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

Level 3	Unobservable inputs for the asset or liability.

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis as of December 31, 2014 and 2013:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
December 31, 2014
Asset derivatives	$460	$—	$460	$—
Liability derivatives	(1,646)	—	(1,646)	—
Bank acceptances	10,785	—	10,785	—
Rabbi trust assets	2,092	2,092	—	—
	$11,691	$2,092	$9,599	$—
December 31, 2013
Asset derivatives	$543	$—	$543	$—
Liability derivatives	(755)	—	(755)	—
Bank acceptances	6,461	—	6,461	—
Rabbi trust assets	1,975	1,975	—	—
	$8,224	$1,975	$6,249	$—

The derivative contracts are valued using observable current market information as of the reporting date such as the prevailing LIBOR-based and U.S. treasury interest rates and foreign currency spot and forward rates. Bank acceptances represent financial instruments accepted from certain Chinese customers in lieu of cash paid on receivables, generally range from 3 to 6 months in maturity and are guaranteed by banks. The carrying amounts of the bank acceptances, which are included within other current assets, approximate fair value due to their short maturities. The fair values of rabbi trust assets are based on quoted market prices from various financial exchanges. For disclosures of the fair values of the Company’s pension plan assets, see Note 12 of the Consolidated Financial Statements.

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

The Company has various defined contribution plans, the largest of which is its Retirement Savings Plan. Most U.S. salaried and non-union hourly employees are eligible to participate in this plan. See Note 17 for further discussion of the

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Retirement Savings Plan. The Company also maintains various other defined contribution plans which cover certain other employees. Company contributions under these plans are based primarily on the performance of the business units and employee compensation. Contribution expense under these other defined contribution plans was $5,213, $4,780 and $5,319 in 2014, 2013 and 2012, respectively.

Defined benefit pension plans in the U.S. cover a majority of the Company’s U.S. employees at the Associated Spring business of Industrial, the Company’s Corporate Office and certain former U.S. employees, including retirees. Plan benefits for salaried and non-union hourly employees are based on years of service and average salary. Plans covering union hourly employees provide benefits based on years of service. In 2012, the Company closed the U.S. salaried defined benefit pension plan (the "U.S. Salaried Plan") to employees hired on or after January 1, 2013, with no impact to the benefits of existing participants. Effective January 1, 2013, the Retirement Savings Plan was amended to provide certain salaried employees hired on or after January 1, 2013 with an additional annual retirement contribution of 4% of eligible earnings, in place of pensionable benefits under the closed U.S. Salaried Plan. The Company funds U.S. pension costs in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Non-U.S. defined benefit pension plans cover certain employees of certain international locations in Europe and Canada.

The Company provides other medical, dental and life insurance postretirement benefits for certain of its retired employees in the U.S. and Canada. It is the Company’s practice to fund these benefits as incurred.

The accompanying balance sheets reflect the funded status of the Company’s defined benefit pension plans at December 31, 2014 and 2013, respectively. Reconciliations of the obligations and funded status of the plans follow:

	2014			2013
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Benefit obligation, January 1	$374,740	$78,982	$453,722	$423,547	$72,769	$496,316
Service cost	3,549	997	4,546	5,403	778	6,181
Interest cost	19,129	2,897	22,026	17,571	2,541	20,112
Actuarial (gain) loss	58,906	9,728	68,634	(40,734)	31	(40,703)
Benefits paid	(23,960)	(3,405)	(27,365)	(23,348)	(4,712)	(28,060)
Transfers in	—	1,929	1,929	—	6,786	6,786
Plan curtailments	—	—	—	(8,715)	—	(8,715)
Plan settlements	—	(4,949)	(4,949)	—	—	—
Special termination benefit	715	—	715	1,016	—	1,016
Participant contributions	—	906	906	—	545	545
Foreign exchange rate changes	—	(6,780)	(6,780)	—	244	244
Benefit obligation, December 31	433,079	80,305	513,384	374,740	78,982	453,722
Fair value of plan assets, January 1	379,059	74,519	453,578	323,711	63,842	387,553
Actual return on plan assets	20,436	6,349	26,785	74,622	6,357	80,979
Company contributions	5,402	2,219	7,621	4,074	1,910	5,984
Participant contributions	—	906	906	—	545	545
Benefits paid	(23,960)	(3,405)	(27,365)	(23,348)	(4,712)	(28,060)
Plan settlements	—	(4,949)	(4,949)	—	—	—
Transfers in	—	1,929	1,929	—	6,627	6,627
Foreign exchange rate changes	—	(5,818)	(5,818)	—	(50)	(50)
Fair value of plan assets, December 31	380,937	71,750	452,687	379,059	74,519	453,578
Funded/(underfunded) status, December 31	$(52,142)	$(8,555)	$(60,697)	$4,319	$(4,463)	$(144)

In 2013, "transfers in" relate primarily to the defined benefit pension plans associated with the acquisition of the Männer Business. See Note 3 of the Consolidated Financial Statements. In 2013, plan curtailments and special termination benefits relate to the sale of BDNA. See Note 2 of the Consolidated Financial Statements.

Projected benefit obligations related to pension plans with benefit obligations in excess of plan assets follow:

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2014			2013
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Projected benefit obligation	$297,067	$29,971	$327,038	$31,231	$27,415	$58,646
Fair value of plan assets	234,305	17,660	251,965	—	19,353	19,353

Information related to pension plans with accumulated benefit obligations in excess of plan assets follows:

	2014			2013
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Projected benefit obligation	$297,067	$23,496	$320,563	$31,231	$9,421	$40,652
Accumulated benefit obligation	286,217	20,446	306,663	30,913	8,994	39,907
Fair value of plan assets	234,305	12,552	246,857	—	1,779	1,779

The accumulated benefit obligation for all defined benefit pension plans was $497,453 and $444,096 at December 31, 2014 and 2013, respectively.

Amounts related to pensions recognized in the accompanying balance sheets consist of:

	2014			2013
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Other assets	$10,620	$3,882	$14,502	$35,550	$3,599	$39,149
Accrued liabilities	2,810	376	3,186	2,707	627	3,334
Accrued retirement benefits	59,952	12,061	72,013	28,524	7,435	35,959
Accumulated other non-owner changes to equity, net	(86,925)	(20,689)	(107,614)	(48,564)	(18,858)	(67,422)

Amounts related to pensions recognized in accumulated other non-owner changes to equity, net of tax, at December 31, 2014 and 2013, respectively, consist of:

	2014			2013
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Net actuarial loss	$(86,399)	$(20,406)	$(106,805)	$(47,538)	$(18,477)	$(66,015)
Prior service costs	(526)	(283)	(809)	(1,026)	(381)	(1,407)
	$(86,925)	$(20,689)	$(107,614)	$(48,564)	$(18,858)	$(67,422)

The accompanying balance sheets reflect the underfunded status of the Company’s other postretirement benefit plans at December 31, 2014 and 2013. Reconciliations of the obligations and underfunded status of the plans follow:

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2014	2013
Benefit obligation, January 1	$46,243	$53,988
Service cost	139	233
Interest cost	2,179	2,061
Actuarial (gain) loss	3,049	(2,328)
Benefits paid	(7,568)	(9,133)
Curtailment gain	—	(1,675)
Participant contributions	2,833	3,039
Foreign exchange rate changes	(61)	58
Benefit obligation, December 31	46,814	46,243
Fair value of plan assets, January 1	—	—
Company contributions	4,735	6,094
Participant contributions	2,833	3,039
Benefits paid	(7,568)	(9,133)
Fair value of plan assets, December 31	—	—
Underfunded status, December 31	$46,814	$46,243

Amounts related to other postretirement benefits recognized in the accompanying balance sheets consist of:

	2014	2013
Accrued liabilities	$5,047	$4,891
Accrued retirement benefits	41,767	41,352
Accumulated other non-owner changes to equity, net	(7,675)	(5,804)

Amounts related to other postretirement benefits recognized in accumulated other non-owner changes to equity, net of tax, at December 31, 2014 and 2013 consist of:

	2014	2013
Net actuarial loss	$(8,212)	$(6,885)
Prior service credits	537	1,081
	$(7,675)	$(5,804)

The sources of changes in accumulated other non-owner changes to equity, net, during 2014 were:

	Pension	Other Postretirement Benefits
Net loss	$(48,957)	$(1,930)
Amortization of prior service costs (credits)	570	(544)
Amortization of actuarial loss	6,477	628
Foreign exchange rate changes	1,765	(25)
	$(40,145)	$(1,871)

Weighted-average assumptions used to determine benefit obligations at December 31, are:

	2014	2013
U.S. plans:
Discount rate	4.25%	5.20%
Increase in compensation	3.73%	3.72%
Non-U.S. plans:
Discount rate	2.74%	3.93%
Increase in compensation	2.72%	2.76%

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The investment strategy of the plans is to generate a consistent total investment return sufficient to pay present and future plan benefits to retirees, while minimizing the long-term cost to the Company. Target allocations for asset categories are used to earn a reasonable rate of return, provide required liquidity and minimize the risk of large losses. Targets may be adjusted, as necessary, to reflect trends and developments within the overall investment environment. The weighted-average target investment allocations by asset category were as follows during 2014: 70% in equity securities, 20% in fixed income securities, 5% in real estate and 5% in other investments, including cash. During the fourth quarter of 2014, the Company approved a strategic shift that resulted in a change in the targeted mix of assets. The revised target mix reflects the following investment allocations by asset category: 65% in equity securities, 30% in fixed income securities and 5% in other investments, including cash.

The fair values of the Company’s pension plan assets at December 31, 2014 and 2013, by asset category are as follows:

		Fair Value Measurements Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Cash and short-term investments	$10,805	$10,805	$—	$—
Equity securities:
U.S. large-cap	137,051	65,484	71,567	—
U.S. mid-cap	48,614	48,614	—	—
U.S. small-cap	47,972	47,972	—	—
International equities	71,451	—	71,451	—
Fixed income securities:
U.S. bond funds	79,810	—	79,810	—
International bonds	35,949	—	35,949	—
Real estate securities	18,915	—	18,915	—
Other	2,120	—	—	2,120
	$452,687	$172,875	$277,692	$2,120
December 31, 2013
Cash and short-term investments	$18,885	$18,885	$—	$—
Equity securities:
U.S. large-cap	131,749	61,257	70,492	—
U.S. mid-cap	47,276	47,276	—	—
U.S. small-cap	53,627	53,627	—	—
International equities	80,479	—	80,479	—
Fixed income securities:
U.S. bond funds	65,740	—	65,740	—
International bonds	37,357	—	37,357	—
Real estate securities	16,686	—	16,686	—
Other	1,779	—	—	1,779
	$453,578	$181,045	$270,754	$1,779

The fair values of the Level 1 assets are based on quoted market prices from various financial exchanges. The fair values of the Level 2 assets are based primarily on quoted prices in active markets for similar assets or liabilities. The Level 2 assets are comprised primarily of commingled funds and fixed income securities. Commingled equity funds are valued at their net asset values based on quoted market prices of the underlying assets. Fixed income securities are valued using a market approach which considers observable market data for the underlying asset or securities. The Level 3 assets relate to the defined benefit pension plan of the Synventive business and were transferred to the Company in the August 2012 acquisition. These pension assets are fully insured and have been estimated based on accrued pension rights and actuarial rates. These pension assets are limited to fulfilling the Company's pension obligations.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company expects to contribute approximately $5,169 to the pension plans in 2015.

The following are the estimated future net benefit payments, which include future service, over the next 10 years:

	Pensions	Other Postretirement Benefits
2015	$29,161	$4,547
2016	29,319	4,177
2017	29,471	3,971
2018	29,745	4,108
2019	30,570	3,846
Years 2020-2024	151,904	16,112
Total	$300,170	$36,761

Pension and other postretirement benefit expenses consist of the following:

	Pensions			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Service cost	$4,546	$6,181	$6,530	$139	$233	$273
Interest cost	22,026	20,112	21,624	2,179	2,061	2,532
Expected return on plan assets	(34,232)	(33,144)	(32,827)	—	—	—
Amortization of prior service cost (credit)	648	752	845	(871)	(1,006)	(1,585)
Recognized losses	8,617	16,365	12,048	1,017	1,004	1,082
Curtailment loss (gain)	219	199	—	4	(3,081)	—
Settlement loss	871	637	92	—	—	—
Special termination benefits	715	1,016	—	—	—	—
Net periodic benefit cost	$3,410	$12,118	$8,312	$2,468	$(789)	$2,302

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other non-owner changes to equity into net periodic benefit cost in 2015 are $14,640 and $313, respectively. The estimated net actuarial loss and prior service credit for other defined benefit postretirement plans that will be amortized from accumulated other non-owner changes to equity into net periodic benefit cost in 2015 are $1,043 and $(564), respectively.

Weighted-average assumptions used to determine net benefit expense for years ended December 31, are:

	2014	2013	2012
U.S. plans:
Discount rate	5.20%	4.25%	5.05%
Long-term rate of return	9.00%	9.00%	9.00%
Increase in compensation	3.72%	3.71%	3.71%
Non-U.S. plans:
Discount rate	3.93%	3.73%	4.46%
Long-term rate of return	5.07%	5.33%	5.79%
Increase in compensation	2.76%	2.69%	2.76%

The expected long-term rate of return is based on projected rates of return and the historical rates of return of published indices that are used to measure the plans’ target asset allocation. The historical rates are then discounted to consider fluctuations in the historical rates as well as potential changes in the investment environment.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s accumulated postretirement benefit obligations, exclusive of pensions, take into account certain cost-sharing provisions. The annual rate of increase in the cost of covered benefits (i.e., health care cost trend rate) is assumed to be 6.88% and 7.11% at December 31, 2014 and 2013, respectively, decreasing gradually to a rate of 4.50% by December 31, 2029. A one percentage point change in the assumed health care cost trend rate would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on postretirement benefit obligation	$509	$(467)
Effect on postretirement benefit cost	25	(23)

The Company previously contributed to a multi-employer defined benefit pension plan under the terms of a collective bargaining agreement. This multi-employer plan provides pension benefits to certain former union-represented employees of the Edison, New Jersey facility at BDNA. The Company determined that a withdrawal from this multi-employer plan, following its entry into a definitive agreement to sell BDNA in February 2013, was probable. The Company estimated its assessment of a withdrawal liability, on a pre-tax discounted basis, and recorded a liability of $2,788 during the first quarter of 2013. The expense was recorded within discontinued operations. The Company completed the sale of BDNA and ceased making contributions into the multi-employer plan during the second quarter of 2013. The Company settled the withdrawal liability in the fourth quarter of 2013, with the agreed-upon settlement payment being made in January 2014.

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

Contributions related to the individually insignificant multi-employer plans, as disclosure is required pursuant to the applicable accounting standards, are as follows:

	Contributions by the Company
Pension Fund:	2014	2013	2012
Teamsters Local 641 Pension Fund (Edison, New Jersey)	$—	$23	$97
Swedish Pension Plan (ITP2)	379	414	409
Total Contributions	$379	$437	$506

The Company also contributed to a multi-employer other postretirement benefit plan under the terms of the collective bargaining agreement at the former Edison, New Jersey facility. This postretirement benefit plan was settled in conjunction with the defined benefit pension plan. This health and welfare postretirement plan provides medical, prescription, optical and other benefits to certain former union-represented active employees and retirees. Company contributions to the postretirement plan were $0, $40 and $171 in 2014, 2013 and 2012, respectively. There have been no significant changes that affect the comparability of 2014, 2013 or 2012 contributions, however contributions to the postretirement benefit plan ceased during the second quarter of 2013 following the sale of BDNA.
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

Refer to Note 17 for a description of the Company’s stock-based compensation plans and their general terms. As of December 31, 2014, incentives have been awarded in the form of performance share unit awards and restricted stock unit awards (collectively, “Rights”) and stock options. The Company has elected to use the straight-line method to recognize compensation costs. Stock options and awards vest over a period ranging from six months to five years. The maximum term of

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock option awards is 10 years. Upon exercise of a stock option or upon vesting of Rights, shares may be issued from treasury shares held by the Company or from authorized shares.

In February of 2013, the Board of Directors of the Company approved a Transition and Resignation Agreement (the "Agreement") for its former Chief Executive Officer (“Former CEO”) in connection with his resignation from the CEO role and his assumption of a Vice Chairman role. The Agreement provided that, in exchange for the Former CEO's delivery of an effective release of claims, his adherence to certain restrictive covenants, and the successful provision of transition services, including with regard to certain equity grants, the successful sale of the BDNA business, the Former CEO's outstanding equity awards were modified to increase the post-termination exercise period for stock options until the earlier of ten years from the date of grant or five years from the retirement date and made non-forfeitable all outstanding stock options, restricted stock unit awards and performance share unit awards that remained unvested on the day of his agreed to resignation date from the Company.  The original vesting dates of the equity awards serve as the delivery dates and the performance metrics continue to apply to the performance share unit awards. The Company recorded $10,492 of stock compensation expense in the first quarter of 2013 as a result of the modifications.

During 2014, 2013 and 2012, the Company recognized $7,603, $18,128, and $8,819 respectively, of stock-based compensation cost and $2,834, $6,757, and $3,345 respectively, of related tax benefits in the accompanying consolidated statements of income. Stock compensation cost in 2013 includes the $10,492 related to the modification of awards for the Former CEO. In addition, the Company has recorded $4,888, $3,899 and $1,438 of excess tax benefits in additional paid-in capital in 2014, 2013 and 2012, respectively. The Company has realized all available tax benefits related to deductions from excess stock awards exercised or issued in earlier periods. At December 31, 2014, the Company had $10,560 of unrecognized compensation costs related to unvested awards which are expected to be recognized over a weighted average period of 2.05 years.

The following table summarizes information about the Company’s stock option awards during 2014:

	Number of Shares	Weighted-Average Exercise Price
Outstanding, January 1, 2014	1,516,341	$20.65
Granted	92,050	37.24
Exercised	(569,561)	19.36
Forfeited	(25,606)	27.10
Outstanding, December 31, 2014	1,013,224	22.72

The following table summarizes information about stock options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Life (Years)	Average Exercise Price	Number of Shares	Average Exercise Price
$11.45 to $20.69	356,110	4.70	$16.44	348,385	$16.35
$22.34 to $24.24	317,783	3.38	23.08	234,921	22.68
$24.40 to $32.76	253,781	4.29	26.23	203,251	26.16
$33.45 to $38.96	85,550	8.97	37.17	2,000	33.45

The Company received cash proceeds from the exercise of stock options of $11,024, $13,034 and $6,415 in 2014, 2013 and 2012, respectively. The total intrinsic value (the amount by which the stock price exceeds the exercise price of the option on the date of exercise) of the stock options exercised during 2014, 2013 and 2012 was $11,178, $14,022 and $4,225, respectively.

The weighted-average grant date fair value of stock options granted in 2014, 2013 and 2012 was $12.14, $8.77 and $9.49, respectively. The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2014	2013	2012
Risk-free interest rate	1.68%	0.96%	0.98%
Expected life (years)	5.3	5.3	5.3
Expected volatility	42.6%	48.9%	50.2%
Expected dividend yield	2.24%	2.38%	2.56%

The risk-free interest rate is based on the term structure of interest rates at the time of the option grant. The expected life represents an estimate of the period of time that options are expected to remain outstanding. Assumptions of expected volatility of the Company’s common stock and expected dividend yield are estimates of future volatility and dividend yields based on historical trends.

The following table summarizes information about stock options outstanding that are expected to vest and stock options outstanding that are exercisable at December 31, 2014:

Options Outstanding, Expected to Vest				Options Outstanding, Exercisable
Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term (Years)	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term (Years)
995,945	$22.72	$14,248	4.54	788,557	$20.81	$12,778	3.88

The following table summarizes information about the Company’s Rights during 2014:

	Service Based Rights		Service and Performance Based Rights		Service and Market Based Rights
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Outstanding, January 1, 2014	558,576	$20.60	224,544	$24.42	112,272	$35.87
Granted	132,794	36.93	65,437	37.34	32,718	58.16
Forfeited	(45,531)	28.82	(17,429)	35.13	(8,715)	44.70
Additional Earned	—	—	37,173	23.13	19,483	34.87
Issued	(216,633)	34.09	(82,661)	23.13	(42,227)	34.87
Outstanding, December 31, 2014	429,206	26.76	227,064	28.11	113,531	41.82

The Company granted 132,794 restricted stock unit awards and 98,155 performance share unit awards in 2014. All of the restricted stock unit awards vest upon meeting certain service conditions. "Additional Earned" reflects performance share unit awards earned above target that have been issued. The performance share unit awards are part of the long-term Relative Measure Program, which is designed to assess the long-term Company performance relative to the performance of companies included in the Russell 2000 Index. The performance goals are independent of each other and based on three metrics, the Company's total shareholder return ("TSR"), basic or diluted earnings per share growth and operating income before depreciation and amortization growth (weighted equally). The participants can earn from zero to 250% of the target award and the award includes a forfeitable right to dividend equivalents, which are not included in the aggregate target award numbers. Compensation expense for the awards is recognized over the three year service period based upon the value determined under the intrinsic value method for the basic or diluted earnings per share growth and operating income before depreciation and amortization growth portions of the award and the Monte Carlo simulation valuation model for the TSR portion of the award since it contains a market condition. The weighted-average assumptions used to determine the weighted-average fair values of the market based portion of the 2014 awards include a 0.69% risk-free interest rate and a 32.9% expected volatility rate.

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

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Income Taxes

The components of Income from continuing operations before income taxes and Income taxes follow:

	2014	2013	2012
Income from continuing operations before income taxes:
U.S.	$33,070	$10,343	$8,853
International	133,430	97,231	83,409
Income from continuing operations before income taxes	$166,500	$107,574	$92,262
Income tax provision:
Current:
U.S. – federal	$22,673	$8,356	$579
U.S. – state	1,236	539	24
International	35,954	16,933	13,418
	59,863	25,828	14,021
Deferred:
U.S. – federal	(6,737)	13,792	4,610
U.S. – state	1,279	(110)	566
International	(8,446)	(4,257)	(6,765)
	(13,904)	9,425	(1,589)
Income taxes	$45,959	$35,253	$12,432

Deferred income tax assets and liabilities at December 31 consist of the tax effects of temporary differences related to the following:

	Assets		Liabilities
	2014	2013	2014	2013
Allowance for doubtful accounts	$494	$520	$86	$88
Depreciation and amortization	(19,338)	1,886	59,271	96,305
Inventory valuation	17,072	17,292	1,981	4,241
Other postretirement/postemployment costs	17,549	3,065	(247)	(14,536)
Tax loss carryforwards	13,977	15,363	(56)	(1,445)
Pension	21,968	1,631	(1,005)	(1,049)
Accrued compensation	15,418	5,949	—	(9,381)
Goodwill	(13,772)	—	57	12,805
Swedish tax incentive	—	—	4,255	4,590
Contingent convertible debt interest	—	(12,848)	—	—
Unrealized foreign currency gain	—	—	1,999	2,948
Other	4,398	6,555	5,763	3,735
	57,766	39,413	72,104	98,301
Valuation allowance	(15,856)	(18,873)	—	—
	$41,910	$20,540	$72,104	$98,301
Current deferred income taxes	$31,849	$18,226	$1,957	$3,795
Non-current deferred income taxes	10,061	2,314	70,147	94,506
	$41,910	$20,540	$72,104	$98,301

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

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management believes that sufficient taxable income should be earned in the future to realize the net deferred tax assets principally in the United States. The realization of these assets is dependent in part on the amount and timing of future taxable income in the jurisdictions where deferred tax assets reside. The Company has tax loss carryforwards of $51,416; $865 of which relates to state tax loss carryforwards; $46,690 of which relates to international tax loss carryforwards with carryforward periods ranging from one to 15 years; and $3,861 of which relates to international tax loss carryforwards with unlimited carryforward periods. In addition, the Company has tax credit carryforwards of $216 with remaining carryforward periods ranging from one year to 5 years. As the ultimate realization of the remaining net deferred tax assets is dependent upon future taxable income, if such future taxable income is not earned and it becomes necessary to recognize a valuation allowance, it could result in a material increase in the Company’s tax expense which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company has not recognized deferred income taxes on $862,082 of undistributed earnings of its international subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends, the Company would be subject, in certain cases, to both U.S. income taxes and foreign income and withholding taxes. Determination of the amount of this unrecognized deferred income tax liability is not practicable. During 2014, the Company repatriated a dividend from a portion of current year foreign earnings to the U.S. in the amount of $12,500. As a result of the dividend, tax expense increased by $4,391 and the 2014 annual consolidated effective income tax rate increased by 2.6 percentage points.

A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate from continuing operations follows:

	2014	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes (net of federal benefit)	0.5	0.3	0.3
Foreign losses without tax benefit	1.1	0.8	0.8
U.S. Tax Court Decision	—	15.3	—
Foreign operations taxed at lower rates	(12.6)	(20.6)	(23.7)
Repatriation from current year foreign earnings	2.6	1.1	2.3
Other	1.0	0.9	(1.2)
Consolidated effective income tax rate	27.6%	32.8%	13.5%

The Aerospace and Industrial Segments were previously awarded a number of multi-year tax holidays in both Singapore and China. Tax benefits of $4,513 ($0.08 per diluted share), $6,746 ($0.12 per diluted share) and $6,026 ($0.11 per diluted share) were realized in 2014, 2013 and 2012, respectively. These holidays are subject to the Company meeting certain commitments in the respective jurisdictions. The tax holidays are due to expire in 2015 and 2016.

Income taxes paid globally, net of refunds, were $33,146, $158,092 and $15,876 in 2014, 2013 and 2012, respectively.

As of December 31, 2014, 2013 and 2012, the total amount of unrecognized tax benefits recorded in the consolidated balance sheet was $8,560, $8,027 and $9,321, respectively, which, if recognized, would have reduced the effective tax rate in prior years, with the exception of amounts related to acquisitions. A reconciliation of the unrecognized tax benefits for 2014, 2013 and 2012 follows:

	2014	2013	2012
Balance at January 1	$8,027	$9,321	$6,965
Increase (decrease) in unrecognized tax benefits due to:
Tax positions taken during prior periods	533	9,944	—
Tax positions taken during the current period	—	3,350	—
Acquisition	—	556	2,528
Settlements	—	(15,144)	(172)
Balance at December 31	$8,560	$8,027	$9,321

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company recognized interest and penalties as a component of income taxes of $0, $9,614, and $0 in the years 2014, 2013, and 2012 respectively. The liability for unrecognized tax benefits include gross accrued interest and penalties of $1,031, $1,031 and $0 at December 31, 2014, 2013 and 2012, respectively.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by various taxing authorities, including the IRS in the U.S. and the taxing authorities in other major jurisdictions such as Brazil, Canada, China, France, Germany, Mexico, Singapore, Sweden, Switzerland and the United Kingdom. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. See Note 21 of the Consolidated Financial Statements for a discussion of current IRS matters.

15. Common Stock

In 2014 and 2012, no shares of common stock were issued from Treasury. In 2013, 1,032,493 shares of common stock were issued from treasury and used to fund the acquisition of the Männer Business. In 2014, 2013 and 2012, the Company acquired 220,794 shares, 2,350,697 shares and 700,000 shares, respectively, of the Company’s common stock at a cost of $8,389, $68,608 and $19,037, respectively. These amounts exclude shares reacquired to pay for the related income tax upon issuance of shares in accordance with the terms of the Company’s stockholder-approved equity compensation plans and the equity rights granted under those plans ("Reacquired Shares"). These Reacquired Shares were placed in treasury.

In 2014, 2013 and 2012, 923,852 shares, 1,104,099 shares and 608,227 shares of common stock, respectively, were issued from authorized shares for the exercise of stock options, various other incentive awards and purchases by the Company's Employee Stock Purchase Plan.

16. Preferred Stock

At December 31, 2014 and 2013, the Company had 3,000,000 shares of preferred stock authorized, none of which were outstanding.

17. Stock Plans

Most U.S. salaried and non-union hourly employees are eligible to participate in the Company’s 401(k) plan (the "Retirement Savings Plan"). The Retirement Savings Plan provides for the investment of employer and employee contributions in various investment alternatives including the Company’s common stock, at the employee’s direction. The Company contributes an amount equal to 50% of employee contributions up to 6% of eligible compensation. The Company expenses all contributions made to the Retirement Savings Plan. Effective January 1, 2013, the Retirement Savings Plan was amended to provide certain salaried employees hired on or after January 1, 2013 with an additional annual retirement contribution of 4% of eligible earnings. The Company recognized expense of $3,278, $2,815 and $3,504 in 2014, 2013 and 2012, respectively. As of December 31, 2014, the Retirement Savings Plan held 1,807,534 shares of the Company’s common stock.

The Company has an Employee Stock Purchase Plan (“ESPP”) under which eligible employees may elect to have up to the lesser of $25 or 10% of base compensation deducted from their payroll checks for the purchase of the Company’s common stock at 95% of the average market value on the date of purchase. The maximum number of shares which may be purchased under the ESPP is 4,550,000. The number of shares purchased under the ESPP was 12,770, 14,979 and 27,949 in 2014, 2013 and 2012, respectively. The Company received cash proceeds from the purchase of these shares of $436, $457 and $646 in 2014, 2013 and 2012, respectively. As of December 31, 2014, 308,455 additional shares may be purchased.

The 1991 Barnes Group Stock Incentive Plan (the “1991 Plan”) authorized the granting of incentives to executive officers, directors and key employees in the form of stock options, stock appreciation rights, incentive stock rights and performance unit awards. On May 9, 2014, the 1991 Plan was merged into the 2014 Plan.

The Barnes Group Inc. Employee Stock and Ownership Program (the “2000 Plan”) was approved on April 12, 2000, and subsequently amended on April 10, 2002 by the Company’s stockholders. The 2000 Plan permitted the granting of incentive stock options, nonqualified stock options, restricted stock awards, performance share or cash unit awards and stock appreciation rights, or any combination of the foregoing, to eligible employees to purchase up to 6,900,000 shares of the Company’s common stock. Such shares were authorized and reserved. On May 9, 2014, the 2000 Plan was merged into the 2014 Plan.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Barnes Group Stock and Incentive Award Plan (the “2004 Plan”) was approved on April 14, 2004, and subsequently amended on April 20, 2006 and May 7, 2010 by the Company’s stockholders. The 2004 Plan permits the issuance of incentive awards, stock option grants and stock appreciation rights to eligible participants to purchase up to 5,700,000 shares of common stock. Of this amount as of December 31, 2013 there were 1,541,914 shares available for future grants under the 2004 Plan. On May 9, 2014, the 2004 Plan was merged into the 2014 Plan.

The 2014 Barnes Group Stock and Incentive Award Plan (the “2014 Plan”) was approved on May 9, 2014 by the Company's stockholders. The 2014 Plan permits the issuance of incentive awards, stock option grants and stock appreciation rights to eligible participants to purchase up to 6,913,978 shares of common stock. The amount includes shares available for purchase under the 1991, 2000, and 2004 Plans which were merged into the 2014 Plan. The 2014 Plan allows for stock options and stock appreciation rights to be issued at a ratio of 1:1 and other types of incentive awards at a ratio of 2.84:1 from the shares available for future grants. As of December 31, 2014, there were 7,371,279 shares available for future grants under the 2014 Plan, inclusive of Shares Reacquired and shares made available through 2014 forfeitures. As of December 31, 2014, there were 1,812,815 shares of common stock outstanding to be issued upon the exercise of stock options and the vesting of Rights.

Rights under the 2014 Plan entitle the holder to receive, without payment, one share of the Company’s common stock after the expiration of the vesting period. Certain of these Rights are also subject to the satisfaction of established performance goals. Additionally, holders of certain Rights are credited with dividend equivalents, which are converted into additional Rights, and holders of certain restricted stock units are paid dividend equivalents in cash when dividends are paid to other stockholders. All Rights have a vesting period of up to five years.

Under the Non-Employee Director Deferred Stock Plan, as amended, each non-employee director who joined the Board of Directors prior to December 15, 2005 was granted the right to receive 12,000 shares of the Company’s common stock upon retirement. In 2014 and 2013, $28 and $30, respectively, of dividend equivalents were paid in cash related to these shares. Compensation cost related to this plan was $16, $16 and $19 in 2014, 2013 and 2012, respectively. There are 55,200 shares reserved for issuance under this plan. Each non-employee director who joined the Board of Directors subsequent to December 15, 2005 received restricted stock units under the respective 2004 or 2014 Plans and have a value of $50 that vest three years after the date of grant.

Total maximum shares reserved for issuance under all stock plans aggregated 9,547,749 at December 31, 2014.

18. Weighted Average Shares Outstanding

Income from continuing operations and net income per common share is computed in accordance with accounting standards related to earnings per share. Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the year. Share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, as such, should be included in the calculation of basic earnings per share. The Company’s restricted stock unit awards which contain nonforfeitable rights to dividends are considered participating securities. Diluted earnings per share reflects the assumed exercise and conversion of all dilutive securities. Shares held by the Retirement Savings Plan are considered outstanding for both basic and diluted earnings per share. There are no significant adjustments to income from continuing operations and net income for purposes of computing income available to common stockholders for the years ended December 31, 2014, 2013 and 2012. A reconciliation of the weighted-average number of common shares outstanding used in the calculation of basic and diluted earnings per share follows:

	Weighted-Average Common Shares Outstanding
	2014	2013	2012
Basic	54,791,030	53,860,308	54,626,453
Dilutive effect of:
Stock options	355,595	575,202	478,462
Restricted stock units	319,704	280,488	70,554
Convertible senior subordinated debt	245,230	209,321	—
Non-Employee Director Deferred Stock Plan	11,708	48,025	48,988
Diluted	55,723,267	54,973,344	55,224,457

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The calculation of weighted-average diluted shares outstanding excludes all anti-dilutive shares. During 2014, 2013 and 2012, the Company excluded 89,924, 133,162 and 336,892 stock options, respectively, from the calculation of diluted weighted-average shares outstanding as the stock options were considered anti-dilutive.

On June 16, 2014, $224 (par value) of the 3.375% Convertible Senior Subordinated Notes due in March 2027 (the "3.375% Convertible Notes") were surrendered for conversion. On June 24, 2014, the Company exercised its right to redeem the remaining $55,412 principal amount of the Notes, effective July 31, 2014, and elected to pay cash to holders of the Notes surrendered for conversion, including the value of any residual shares of common stock that were payable to the holders electing to convert their notes into an equivalent share value. Accordingly, the potential shares issuable for the 3.375% Convertible Notes were included in diluted average common shares outstanding for the period prior to the June 24, 2014 notification date. Under the net share settlement method, there were 245,230 and 209,321 potential shares issuable under the Notes that were considered dilutive in 2014 and 2013, respectively. There were no potential shares issuable in 2012 as the Notes would have been anti-dilutive.

19. Changes in Accumulated Other Comprehensive Income by Component

The following tables set forth the changes in accumulated other comprehensive income by component for the years ended December 31, 2014 and December 31, 2013:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2014	$(519)	$(73,273)	$99,736	$25,944
Other comprehensive loss before reclassifications to consolidated statements of income	(1,074)	(49,144)	(83,168)	(133,386)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	861	7,128	—	7,989
Net current-period other comprehensive loss	(213)	(42,016)	(83,168)	(125,397)
December 31, 2014	$(732)	$(115,289)	$16,568	$(99,453)

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total

January 1, 2013	$(432)	$(146,441)	$80,121	$(66,752)
Other comprehensive (loss) income before reclassifications to consolidated statements of income	(48)	63,315	15,472	78,739
Amounts reclassified from accumulated other comprehensive (loss) income to the consolidated statements of income	(39)	9,853	4,143	13,957
Net current-period other comprehensive (loss) income	(87)	73,168	19,615	92,696
December 31, 2013	$(519)	$(73,273)	$99,736	$25,944

The following table sets forth the reclassifications out of accumulated other comprehensive income by component for the years ended December 31, 2014 and December 31, 2013:

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	2014	2013
Gains and losses on cash flow hedges
Interest rate contracts	$(886)	$(850)	Interest expense
Foreign exchange contracts	(391)	733	Net sales
	(1,277)	(117)	Total before tax
	416	156	Tax benefit
	(861)	39	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service credits, net	$223	$254	(A)
Amortization of actuarial losses	(9,634)	(17,369)	(A)
Curtailment (loss) gain (net)	(223)	2,882	(A)
Settlement loss	(871)	(637)	(A)
	(10,505)	(14,870)	Total before tax
	3,377	5,017	Tax benefit
	(7,128)	(9,853)	Net of tax

Foreign currency items
Charge to cumulative translation adjustment (sale of BDNA)	$—	$(4,143)	Income from discontinued operations
	—	—	Tax benefit
	—	(4,143)	Net of tax

Total reclassifications in the period	$(7,989)	$(13,957)
(A) These accumulated other comprehensive income components are included within the computation of net periodic pension cost. See Note 12.

20. Information on Business Segments

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

Industrial is a global manufacturer of highly-engineered, high-quality precision parts, products and systems for critical applications serving a diverse customer base in end-markets such as transportation, industrial equipment, consumer products, packaging, electronics, medical devices, and energy. Focused on innovative custom solutions, Industrial participates in the design phase of components and assemblies whereby the customers receive the benefits of application and systems engineering, new product development, testing and evaluation, and the manufacturing of final products. Industrial designs and manufactures customized hot runner systems and precision mold assemblies - the enabling technologies for many complex injection molding applications. It is a leading manufacturer and supplier of precision mechanical products, including mechanical springs and nitrogen gas products. Industrial manufactures high-precision punched and fine-blanked components used in transportation and industrial applications, nitrogen gas springs and manifold systems used to precisely control stamping presses, and retention rings that position parts on a shaft or other axis. Industrial is equipped to produce virtually every type of precision spring, from fine hairsprings for electronics and instruments to large heavy-duty springs for machinery.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of 2013, the Company completed the acquisition of the Männer Business, a leader in the development and manufacture of high precision molds, valve gate hot runner systems, and system solutions for the medical/ pharmaceutical, packaging, and personal care/health care industries. The Männer Business includes manufacturing locations in Germany, Switzerland and the United States, and sales and service offices in Europe, the United States, Hong Kong/China and Japan and has been integrated into the Industrial segment.

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

Aerospace entered into Component Repair Programs ("CRPs") during the fourth quarter of 2013 and the second quarter of 2014. The CRPs provide for, among other items, the right to sell certain aftermarket component repair services for CFM56, CF6 and LM engines directly to other customers as one of a few General Electric licensed suppliers. In addition, the CRPs extend certain existing contracts under which the Company currently provides these services directly to GE.

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

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operations by Reportable Business Segment

	Industrial	Aerospace	Other	Total Company
Sales
2014	$822.1	$440.0	$—	$1,262.0
2013	687.6	404.0	—	1,091.6
2012	538.3	390.5	—	928.8
Operating profit
2014	$108.4	$71.6	$—	$180.0
2013	71.9	51.3	—	123.2
2012	49.3	57.9	—	107.1
Assets
2014	$1,282.0	$655.0	$136.9	$2,073.9
2013	1,410.4	567.1	146.2	2,123.7
2012	907.1	533.5	428.0	1,868.6
Depreciation and amortization
2014	$54.7	$24.9	$1.8	$81.4
2013	38.4	23.2	3.5	65.1
2012	24.4	21.2	11.8	57.4
Capital expenditures
2014	$36.1	$20.9	$0.4	$57.4
2013	31.3	23.8	2.2	57.3
2012	24.3	8.6	4.9	37.8
_________________________
Notes:
One customer, General Electric, accounted for 19%, 21% and 23% of the Company’s total revenues in 2014, 2013 and 2012, respectively.
“Other” assets include corporate-controlled assets, the majority of which are cash and deferred tax assets. "Other" assets as of December 31, 2012 also include the assets of BDNA, which was sold on April 22, 2013. "Other" Depreciation and Amortization and "Other" Capital Expenditures in 2012 also relate to transactions that occurred at BDNA, prior to its sale. See Note 2.

A reconciliation of the total reportable segments’ operating profit to income from continuing operations before income taxes follows:

	2014	2013	2012
Operating profit	$180.0	$123.2	$107.1
Interest expense	11.4	13.1	12.2
Other expense (income), net	2.1	2.5	2.6
Income from continuing operations before income taxes	$166.5	$107.6	$92.3

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operations by Geographic Area

	Domestic	International	Other	Total Company
Sales
2014	$618.9	$677.6	$(34.5)	$1,262.0
2013	593.3	524.1	(25.9)	1,091.6
2012	529.9	421.7	(22.8)	928.8
Long-lived assets
2014	$380.6	$1,094.9	$—	$1,475.4
2013	330.2	1,214.0	—	1,544.2
2012	372.0	848.1	—	1,220.1
_________________________
Notes:
Germany, with sales of $249.9 million and $140.8 million in 2014 and 2013, respectively, represents the only international country with revenues in excess of 10% of the Company's total revenues. International sales derived from any one country did not exceed 10% of the Company's total revenues for 2012.
“Other” revenues represent the elimination of intercompany sales between geographic locations, of which approximately 78% were sales from international locations to domestic locations.
Long-lived assets located in any one international country that exceeded 10% of the Company’s total long-lived assets as of December 31, 2014 included $220.7 million of intangible assets related to the RSPs recorded in Singapore at the aftermarket division of the Aerospace segment, $151.7 million primarily related to goodwill and intangible assets at the Synventive China division of the Industrial segment, $410.0 million primarily related to goodwill, property, plant and equipment and intangible assets at the Synventive Germany and Männer Germany divisions of the Industrial segment and $165.7 million primarily related to goodwill and property, plant and equipment at the Hänggi division of the Industrial segment located in Switzerland.

21. Commitments and Contingencies

Leases

The Company has various noncancellable operating leases for buildings, office space and equipment. Rent expense was $12,745, $11,398 and $13,464 for 2014, 2013 and 2012, respectively. Minimum rental commitments under noncancellable leases in years 2015 through 2019 are $7,686, $4,639, $1,939, $1,316 and $1,392, respectively, and $10,400 thereafter. The rental expense and minimum rental commitments of leases with step rent provisions are recognized on a straight-line basis over the lease term.

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not material as of December 31, 2014 or 2013.

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

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On November 5, 2014, the Second Circuit upheld the Tax Court Decision.  The Company has decided not to litigate this matter further.

22. Accounting Changes

In July 2013, the Financial Accounting Standards Board ("FASB") issued guidance related to the financial statement presentation of an unrecognized tax benefit when certain tax losses or tax credit carryforwards exist. This guidance requires that companies present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The provisions of the amended guidance were effective for the Company, and adopted, in the first quarter of 2014. The provisions did not have a material impact on the presentation of the Company's Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Barnes Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Barnes Group Inc. and its subsidiaries (the "Company") at December 31, 2013 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP PricewaterhouseCoopers LLP Hartford, Connecticut
February 23, 2015

QUARTERLY DATA (UNAUDITED)

(Dollars in millions, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2014
Net sales	$312.1	$322.1	$317.7	$310.2	$1,262.0
Gross profit (1)	97.5	110.4	111.2	113.2	432.4
Operating income	35.1	45.4	50.9	48.6	180.0
Income from continuing operations	22.8	30.2	34.3	33.3	120.5
Net income	22.8	30.2	33.9	31.5	118.4
Per common share:
Income from continuing operations:
Basic	$0.42	$0.55	$0.63	$0.60	$2.20
Diluted	0.41	0.54	0.62	0.60	2.16
Net income:
Basic	0.42	0.55	0.62	0.57	2.16
Diluted	0.41	0.54	0.61	0.57	2.12
Dividends	0.11	0.11	0.11	0.12	0.45
Market prices (high - low)	$40.92-35.34	$40.01-36.27	$39.07-30.35	$37.88-29.47	$40.92-29.47
2013
Net sales	$263.5	$267.4	$269.5	$291.1	$1,091.6
Gross profit (1)	85.8	90.0	80.0	97.6	353.4
Operating income	25.0	36.1	28.0	34.1	123.2
Income from continuing operations	15.4	9.2	21.4	26.3	72.3
Net income	13.5	209.3	20.9	26.8	270.5
Per common share:
Income from continuing operations:
Basic	$0.29	$0.18	$0.40	$0.49	$1.34
Diluted	0.28	0.17	0.39	0.47	1.31
Net income:
Basic	0.25	3.90	0.39	0.50	5.02
Diluted	0.24	3.82	0.38	0.48	4.92
Dividends	0.10	0.10	0.11	0.11	0.42
Market prices (high - low)	$29.20-21.84	$32.35-26.33	$35.71-30.14	$38.56-34.48	$38.56-21.84
________________________

(1)	Sales less cost of sales.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon, and as of the date of, that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, and designed to provide reasonable assurance that the information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework in the “Internal Control - Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2014, which appears on page 72 of this Annual Report on Form 10-K.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Information with respect to our directors and nominees may be found under the caption “Election of Directors” of the Company’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 8, 2015 (the “Proxy Statement”). Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

The Company’s executive officers as of the date of this Annual Report are as follows:

Executive Officer	Position	Age as of December 31, 2014

Patrick J. Dempsey	President and Chief Executive Officer	50

Richard R. Barnhart	Senior Vice President, Barnes Group Inc., and President, Barnes Aerospace	54

Dawn N. Edwards	Senior Vice President, Human Resources	46

Scott A. Mayo	Senior Vice President, Barnes Group Inc., and President, Barnes Industrial	47

Christopher J. Stephens, Jr.	Senior Vice President, Finance and Chief Financial Officer	50

Each officer holds office until his or her successor is appointed and qualified or otherwise as provided in the Company’s Amended and Restated By-Laws. No family relationships exist among the executive officers of the Company. Except for Mr. Mayo, each of the Company’s executive officers has been employed by the Company or its subsidiaries in an executive or managerial capacity for at least the past five years.

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

Ms. Edwards was appointed Senior Vice President, Human Resources effective August 2009. From December 2008 until August 2009, she served as Vice President of Human Resources – Global Operations. From September 1998 until December 2008, Ms. Edwards served as Group Director, Human Resources for Barnes Aerospace, Associated Spring and Barnes Industrial. Ms. Edwards joined the Company in September 1998.

Mr. Mayo was appointed Senior Vice President, Barnes Group Inc. and President, Barnes Industrial effective March 17, 2014. Before joining the Company, from 2012 to 2014, Mr. Mayo served as Vice President and General Manager, Power Sector, Flow Control, a division of Flowserve Corporation. From 2010 to 2012, he served as Vice President and General Manager, General Industries Sector, Flow Control Division. From 2009 to 2010, he served as Vice President, Marketing for the Flow Control Division. Prior to that, from 2002 to 2008, Mr. Mayo held a series of roles including General Manager, Flow Control Division China based in Shanghai, China; Director, Marketing, Flow Control Division, based in Raleigh, NC; Director and General Manager, Aftermarket, Raleigh, NC; and Director, Strategic Planning and Business Development, also based in Raleigh, NC.

Mr. Stephens joined the Company in January 2009 as Senior Vice President, Finance and Chief Financial Officer. From 2007 to 2008, he served as President of the Consumer Products Group of Honeywell International. From 2003 to 2007, he served as Vice President and Chief Financial Officer of Honeywell Transportation Systems Group.

AUDIT COMMITTEE

Ms. Sohovich and Messrs. Bristow, McClellan and Morgan are the members of the Company’s Audit Committee which is a separately designated standing committee of the Board of Directors of the Company established in accordance with Section 3(a)(58)(A) of the Exchange Act.

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

CODE OF ETHICS

We have adopted a Code of Ethics Applicable to Senior Executives (the “Executive Code of Ethics”) which is applicable to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and any persons performing similar functions. The Executive Code of Ethics is available on our website at www.BGInc.com. We will promptly disclose any material waivers of or substantive amendments to the Executive Code of Ethics on our website or in a report on Form 8-K.

Item 11. Executive Compensation

The information in the Proxy Statement under the captions “Executive Compensation" and "Director Compensation in 2014” is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the Proxy Statement under “Related Person Transactions” and “Governance – Director Independence” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information in the Proxy Statement under “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The following Financial Statements and Supplementary Data of the Company are set forth herein under Item 8 of this Annual Report:

Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

(a)(2)	See Financial Statement Schedule under Item 15(c).

(a)(3)	See Item 15(b) below.

(b)
The Exhibits required by Item 601 of Regulation S-K are filed as Exhibits to this Annual Report and indexed at pages 82 through 87 of this Annual Report, which index is incorporated herein by reference.

(c)	Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2014, 2013 and 2012
(In thousands)

Allowances for Doubtful Accounts:
Balance January 1, 2012	$2,898
Provision charged to income	1,706
Doubtful accounts written off (net)	(1,617)
Other adjustments(1)	(129)
Balance December 31, 2012	2,858
Provision charged to income	1,726
Doubtful accounts written off (net)	(532)
Other adjustments(1)	(614)
Balance December 31, 2013	3,438
Provision charged to income	1,523
Doubtful accounts written off (net)	(493)
Other adjustments(1)	(595)
Balance December 31, 2014	$3,873
________________

(1)
These amounts are comprised primarily of foreign currency translation and other reclassifications. The reduction in 2013 includes $0.8 million of reserves recorded at BDNA which was sold in the second quarter of 2013.

Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2014, 2013 and 2012
(In thousands)

Valuation Allowance on Deferred Tax Assets:
Balance January 1, 2012	$16,681
Additions charged to income tax expense	2,154
Additions charged to other comprehensive income	205
Reductions credited to income tax expense	(1,676)
Changes due to foreign currency translation	728
Acquisition(1)	6,844
Balance December 31, 2012	24,936
Additions charged to income tax expense	473
Additions charged to other comprehensive income	(547)
Reductions credited to income tax expense	(1,412)
Changes due to foreign currency translation	(849)
Divestiture(2)	(3,728)
Balance December 31, 2013	18,873
Additions charged to income tax expense	1,049
Reductions charged to other comprehensive income	(30)
Reductions credited to income tax expense	(2,303)
Changes due to foreign currency translation	(1,733)
Balance December 31, 2014	$15,856
________________

(1)	The increase in 2012 reflects the valuation allowance recorded at the Synventive business which was acquired in the third quarter of 2012.

(2)	The reduction in 2013 reflects the valuation allowance adjustment to Discontinued Operations as it relates to the sale of BDNA.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 23, 2015

BARNES GROUP INC.

By	/S/ PATRICK J. DEMPSEY
Patrick J. Dempsey
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the above date by the following persons on behalf of the Company in the capacities indicated.

/S/ PATRICK J. DEMPSEY
Patrick J. Dempsey
President and Chief Executive Officer
(Principal Executive Officer), and Director

/S/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr.
Senior Vice President, Finance
Chief Financial Officer
(Principal Financial Officer)

/S/ MARIAN ACKER
Marian Acker
Vice President, Controller
(Principal Accounting Officer)

/S/ THOMAS O. BARNES
Thomas O. Barnes
Director

/S/ GARY G. BENANAV
Gary G. Benanav
Director

/S/ WILLIAM S. BRISTOW, JR.
William S. Bristow, Jr.
Director

/S/ FRANCIS J. KRAMER
Francis J. Kramer
Director

/S/ MYLLE H. MANGUM
Mylle H. Mangum
Director

/S/ HASSELL H. MCCLELLAN
Hassell H. McClellan
Director

/S/ WILLIAM J. MORGAN
William J. Morgan
Director

/S/ JOANNA L. SOHOVICH
JoAnna L. Sohovich
Director

EXHIBIT INDEX

Barnes Group Inc.

Annual Report on Form 10-K
for the Year ended December 31, 2014

Exhibit No.	Description	Reference

2.1*	Stock Purchase Agreement dated as of July 16, 2012 among the Company, Synventive Acquisition Inc. ("Synventive"), the stock and option holders of Synventive, and Cetus Capital, LLC.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed by the Company on July 17, 2012.

2.2*	Asset Purchase Agreement dated February 22, 2013 between the Company and MSC Industrial Direct Co., Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2013.

2.3*	Share Purchase and Assignment Agreement dated September 30, 2013 among the Company, two of its subsidiaries, Otto Männer Holding AG (the "Seller"), and the three shareholders of Seller.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed by the Company on October 4, 2013.

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
Incorporated by reference to Exhibit 4.4 to Form 8-K filed by the Company on March 12, 2007.

10.1	(i) Fifth Amended and Restated Senior Unsecured Revolving Credit Agreement, dated September 27, 2011.	Incorporated by reference to Exhibit 4.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2013.
	(ii) Amendment No. 2 and Joinder to Credit Agreement dated as of September 27, 2013 (amending Fifth Amended and Restated Senior Unsecured Revolving Credit Agreement, dated as of September 27, 2011).	Incorporated by reference to Exhibit 4.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2013.

	(iii) Amendment No. 3 to Credit Agreement dated as of October 15, 2014.	Filed with this report.

Exhibit No.	Description	Reference

10.2
Note Purchase Agreement, dated as of October 15, 2014, among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C).

Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on October 17, 2014.

10.3**	Barnes Group Inc. Management Incentive Compensation Plan, amended October 22, 2008.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-K for the year ended December 31, 2008.

10.4**	Barnes Group Inc. Performance-Linked Bonus Plan for Selected Executive Officers, as amended February 8, 2011.	Incorporated by reference to Annex 1 to the Company's definitive proxy statement filed with the Securities and Exchange Commission on April 5, 2011.

10.5**	(i) Employment Agreement by and between the Company and Gregory F. Milzcik, as amended and restated as of December 31, 2008.	Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed by the Company on January 20, 2009.

	(ii) Transition and Resignation Agreement between the Company and Gregory F. Milzcik, dated February 22, 2013.	Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended March 31, 2013.

	(iii) Release by Gregory F. Milzcik, dated May 3, 2013.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2013.

10.6**	(i) Offer Letter between the Company and Patrick Dempsey, dated February 22, 2013.	Incorporated by reference to Exhibit 10.3 to the Company's report on Form 10-Q for the quarter ended March 31, 2013.

	(ii) Amendment to Offer Letter to Patrick Dempsey, dated January 6, 2015.	Filed with this report.

	(iii) Employee Non-Disclosure, Non-Competition, Non-Solicitation and Non-Disparagement Agreement between the Company and Patrick J. Dempsey, dated February 27, 2013.	Incorporated by reference to Exhibit 10.4 to the Company's report on Form 10-Q for the quarter ended March 31, 2013.

10.7**	(i) Amendment to Offer Letter to Christopher J. Stephens, Jr., dated June 7, 2013.	Incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended June 30, 2013.

	(ii) Amendment to Amended Offer Letter to Christopher J. Stephens, Jr., dated February 12, 2014.	Incorporated by reference to Exhibit 10.6(ii) to the Company’s report on Form 10-K for the year ended December 31, 2013.

10.8**	Offer Letter to Scott A. Mayo, dated January 28, 2014.	Incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended March 31, 2014.

10.9**	(i) Barnes Group Inc. Retirement Benefit Equalization Plan, as amended and restated effective January 1, 2013.	Incorporated by reference to Exhibit 10.39(ii) to the Company’s report on Form 10-K for the year ended December 31, 2012.

	(ii) First Amendment to the Barnes Group Inc. Retirement Benefit Equalization Plan dated December 12, 2014.	Filed with this report.

10.10**	(i) Barnes Group Inc. Supplemental Senior Officer Retirement Plan, as amended and restated effective January 1, 2009.	Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-K for the year ended December 31, 2008.

	(ii) Amendment to the Barnes Group Inc. Supplemental Senior Officer Retirement Plan dated December 30, 2009.	Incorporated by reference to Exhibit 10.3(ii) to the Company’s report on Form 10-K for the year ended December 31, 2009.

	(iii) Second Amendment to the Barnes Group Inc. Supplemental Senior Officer Retirement Plan dated December 12, 2014.	Filed with this report.

Exhibit No.	Description	Reference

10.11**	(i) Amended and Restated Supplemental Executive Retirement Plan effective April 1, 2012.	Incorporated by reference to Exhibit 10.6(ii) to the Company’s report on Form 10-K for the year ended December 31, 2011.

	(ii) Amendment 2013-1 to the Barnes Group Inc. Supplemental Executive Retirement Plan dated July 23, 2013.	Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q for the quarter ended June 30, 2013.

	(iii) Amendment 2014-1 to the Barnes Group Inc. Supplemental Executive Retirement Plan dated December 12, 2014.	Filed with this report.

10.12**	Barnes Group Inc. Senior Executive Enhanced Life Insurance Program, as amended and restated effective April 1, 2011.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2011.

10.13**	Barnes Group Inc. Enhanced Life Insurance Program, as amended and restated effective April 1, 2011.	Incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-Q for the quarter ended March 30, 2011.

10.14**	Barnes Group Inc. Executive Group Term Life Insurance Program effective April 1, 2011.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on June 19, 2012.

10.15**	Form of Barnes Group Inc. Executive Officer Severance Agreement, as amended March 31, 2010.	Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2010.

10.16**	Form of Barnes Group Inc. Executive Officer Severance Agreement, effective February 19, 2014.	Incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended March 31, 2014.

10.17**	Barnes Group Inc. Executive Separation Pay Plan, as amended and restated effective January 1, 2012.	Incorporated by reference to Exhibit 10.11(ii) to the Company’s report on Form 10-K for the year ended December 31, 2011.

10.18**	(i) Trust Agreement between the Company and Fidelity Management Trust Company (Barnes Group 2009 Deferred Compensation Plan) dated September 1, 2009.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2009.

	(ii) Amended and Restated Barnes Group 2009 Deferred Compensation Plan effective as of April 1, 2012.	Incorporated by reference to Exhibit 10.12(iv) to the Company’s report on Form 10-K for the year ended December 31, 2011.

	(iii) First Amendment to the Barnes Group 2009 Deferred Compensation Plan dated December 12, 2014.	Filed with this report.

10.19**	Barnes Group Inc. Non-Employee Director Deferred Stock Plan, as amended and restated December 31, 2008.	Incorporated by reference to Exhibit 10.5 to the Company’s report on Form 10-K for the year ended December 31, 2008.

10.20**	Barnes Group Inc. Directors’ Deferred Compensation Plan, as amended and restated December 31, 2008.	Incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-K for the year ended December 31, 2008.

10.21**	Form of Amended and Restated Contingent Dividend Equivalent Rights Agreement for officers.	Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2008.

10.22**	Barnes Group Inc. Trust Agreement for Specified Plans.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2010.

10.23**	Form of Incentive Compensation Reimbursement Agreement between the Company and certain Officers.	Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2010.

10.24**	Form of Indemnification Agreement between the Company and its Officers and Directors.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2010.

Exhibit No.	Description	Reference

10.25**	Barnes Group Inc. Amended Employee Stock and Ownership Program as further amended.	Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended March 31, 2003.

10.26**	(i) Barnes Group Inc. Stock and Incentive Award Plan, as amended December 31, 2008.	Incorporated by reference to Exhibit 10.15 to the Company’s report on Form 10-K for the year ended December 31, 2008.

	(ii) Barnes Group Inc. Stock and Incentive Award Plan, as amended March 15, 2010.	Incorporated by reference to Annex 1 to the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission on April 5, 2010.

	(iii) Exercise of Authority Relating to the Stock and Incentive Award Plan, dated March 3, 2009.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2009.

	(iv) Amendment 2010-1 approved on December 9, 2010 to the Barnes Group Inc. Stock and Incentive Award Plan as amended March 15, 2010.	Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2010.

10.27**	2014 Barnes Group Inc. Stock and Incentive Award Plan.	Incorporated by reference to Annex A to the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 25, 2014.

10.28**	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant and Restricted Stock Unit Agreement for Directors dated February 8, 2012 (for non-management directors).	Incorporated by reference to Exhibit 10.38 to the Company’s report on Form 10-K for the year ended December 31, 2011.

10.29**	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant and Restricted Stock Unit Agreement for Directors dated May 9, 2014 (for non-management directors).	Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended June 30, 2014.

10.30**	Form of Non-Qualified Stock Option Agreement for employees grade 21 and up.	Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2008.

10.31**	Form of Barnes Group Inc. Stock and Incentive Award Plan Stock Option Summary of Grant and Stock Option Agreement for employees in grade 21 and up dated as of February 8, 2011.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2011.

10.32**	Form of Barnes Group Inc. Stock and Incentive Award Plan Stock Option Summary of Grant and Stock Option Agreement for Employees in Grade 21 and up dated May 9, 2014.	Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-Q for the quarter ended June 30, 2014.

10.33**	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant and Restricted Stock Unit Agreement for employees grade 21 and up dated as of February 8, 2011.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2011.

10.34**	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant for Employees and Restricted Stock Unit Agreement dated February 8, 2012.	Incorporated by reference to Exhibit 10.37 to the Company’s report on Form 10-K for the year ended December 31, 2011.

10.35**	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant for Employees and Restricted Stock Unit Agreement dated May 9, 2014.	Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q for the quarter ended June 30, 2014.

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

10.37**
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
Incorporated by reference to Exhibit 10.36 to the Company’s report on Form 10-K for the year ended December 31, 2013.

10.39**
Form of Barnes Group Inc. Stock and Incentive Award Plan Performance Share Award Summary of Grant and Performance Share Award Agreement for Officers and Other Individuals as Designated by the Compensation and Management Development Committee dated July 21, 2014.
Incorporated by reference to Exhibit 10.5 to the Company’s report on Form 10-Q for the quarter ended June 30, 2014.

10.40*
Form of Barnes Group Inc. Stock and Incentive Award Plan Performance Share Award Summary of Grant and Performance Share Award Agreement for Officers and Other Individuals as Designated by the Compensation and Management Development Committee dated as of February 11, 2015.

Filed with this report.

10.41**	Form of Non-Qualified Stock Option Agreement for CEO (Gregory Milzcik).	Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2008.

10.42**	Form of Amended and Restated Restricted Stock Unit Award Agreement for CEO (Gregory Milzcik).	Incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2008.

10.43**	Form of Amended and Restated Performance Share Award Agreement for CEO (Gregory Milzcik).	Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2008.

10.44**	Form of Amended and Restated Contingent Dividend Equivalent Rights Agreement for CEO (Gregory Milzcik).	Incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2008.

21	List of Subsidiaries.	Filed with this report.

23	Consent of Independent Registered Public Accounting Firm.	Filed with this report.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.

101.INS	XBRL Instance Document.	Filed with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed with this report.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with this report.

Exhibit No.	Description	Reference

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with this report.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with this report.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with this report.
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