Form 10-Q
period 2015-03-31
BARNES GROUP INC
filed 2015-04-29
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

The registrant had outstanding 54,786,383 shares of common stock as of April 22, 2015.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended March 31, 2015

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” under Part I - Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2015	2014
Net sales	$300,573	$312,099

Cost of sales	198,355	214,557
Selling and administrative expenses	58,323	62,418
	256,678	276,975
Operating income	43,895	35,124

Interest expense	2,720	3,319
Other expense (income), net	81	234
Income before income taxes	41,094	31,571
Income taxes	12,018	8,819
Net income	$29,076	$22,752

Per common share:
Net income
Basic	$0.53	$0.42
Diluted	0.52	0.41
Dividends	0.12	0.11

Weighted average common shares outstanding:
Basic	55,086,882	54,650,481
Diluted	55,658,797	55,972,753

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014
Net income	$29,076	$22,752
Other comprehensive loss, net of tax
Unrealized gain (loss) on hedging activities, net of tax (1)	112	(27)
Foreign currency translation adjustments, net of tax (2)	(39,757)	(5,948)
Defined benefit pension and other postretirement benefits, net of tax (3)	3,661	(5,870)
Total other comprehensive loss, net of tax	(35,984)	(11,845)
Total comprehensive (loss) income	$(6,908)	$10,907

(1) Net of tax of $(41) and $14 for the three months ended March 31, 2015 and 2014, respectively.

(2) Net of tax of $(2,211) and $(198) for the three months ended March 31, 2015 and 2014, respectively.

(3) Net of tax of $1,346 and $(3,787) for the three months ended March 31, 2015 and 2014, respectively.

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$45,622	$46,039
Accounts receivable, less allowances (2015 - $3,753; 2014 - $3,873)	286,002	275,890
Inventories	211,617	212,044
Deferred income taxes	26,721	31,849
Prepaid expenses and other current assets	27,760	22,574
Total current assets	597,722	588,396

Deferred income taxes	8,837	10,061

Property, plant and equipment	664,739	672,225
Less accumulated depreciation	(372,617)	(372,790)
	292,122	299,435

Goodwill	568,778	594,949
Other intangible assets, net	528,999	554,694
Other assets	27,179	26,350
Total assets	$2,023,637	$2,073,885

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$16,424	$8,028
Accounts payable	103,015	94,803
Accrued liabilities	139,303	161,397
Long-term debt - current	780	862
Total current liabilities	259,522	265,090

Long-term debt	462,791	495,844
Accrued retirement benefits	111,182	115,057
Deferred income taxes	64,514	70,147
Other liabilities	19,605	15,954

Commitments and contingencies (Note 13)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2015 - 61,527,743 shares; 2014 - 61,229,980 shares)	615	612
Additional paid-in capital	413,824	405,525
Treasury stock, at cost (2015 - 6,742,550 shares; 2014 - 6,729,438 shares)	(169,893)	(169,405)
Retained earnings	996,914	974,514
Accumulated other non-owner changes to equity	(135,437)	(99,453)
Total stockholders' equity	1,106,023	1,111,793
Total liabilities and stockholders' equity	$2,023,637	$2,073,885

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)

	Three months ended March 31,
	2015	2014
Operating activities:
Net income	$29,076	$22,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,122	20,782
Amortization of convertible debt discount	—	731
(Gain) loss on disposition of property, plant and equipment	(1,334)	78
Stock compensation expense	2,577	1,865
Withholding taxes paid on stock issuances	(488)	(463)
Changes in assets and liabilities:
Accounts receivable	(13,777)	(32,802)
Inventories	(6,229)	802
Prepaid expenses and other current assets	(5,944)	(2,763)
Accounts payable	9,921	9,676
Accrued liabilities	(13,493)	(3,131)
Deferred income taxes	3,740	3,834
Long-term retirement benefits	(2,878)	(4,964)
Other	2,373	580
Net cash provided by operating activities	22,666	16,977

Investing activities:
Proceeds from disposition of property, plant and equipment	2,010	382
Capital expenditures	(10,960)	(15,074)
Other	(321)	(467)
Net cash used by investing activities	(9,271)	(15,159)

Financing activities:
Net change in other borrowings	8,425	559
Payments on long-term debt	(55,821)	(26,151)
Proceeds from the issuance of long-term debt	26,722	39,283
Payment of assumed liability to Otto Männer Holding AG	—	(19,796)
Proceeds from the issuance of common stock	4,956	7,262
Common stock repurchases	—	(8,389)
Dividends paid	(6,571)	(5,971)
Excess tax benefit on stock awards	914	2,246
Other	10,033	(76)
Net cash used by financing activities	(11,342)	(11,033)

Effect of exchange rate changes on cash flows	(2,470)	(230)
Decrease in cash and cash equivalents	(417)	(9,445)
Cash and cash equivalents at beginning of period	46,039	70,856
Cash and cash equivalents at end of period	$45,622	$61,411

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data)
(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income, comprehensive income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2014 has been derived from the 2014 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair statement of the results, have been included. Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

2. Net Income Per Common Share

For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans and convertible senior subordinated notes. For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding was increased by 571,915 and 1,322,272 for the three-month periods ended March 31, 2015 and 2014, respectively, to account for the potential dilutive effect of stock-based incentive plans and the Company's 3.375% Senior Subordinated Convertible Notes (the "3.375% Notes"). The decrease in the dilutive effect of potentially issuable shares was due primarily to the redemption of the 3.375% Notes, which occurred during 2014. There were no adjustments to net income for the purposes of computing income available to common stockholders for those periods.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three-month periods ended March 31, 2015 and 2014, the Company excluded 199,950 and 92,049 stock options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options would have been anti-dilutive.

The Company granted 122,700 stock options, 106,685 restricted stock unit awards and 85,465 performance share awards in February 2015 as part of its annual grant awards. All of the stock options and the restricted stock unit awards vest upon meeting certain service conditions. The restricted stock unit awards are included in basic average common shares outstanding as they contain nonforfeitable rights to dividend payments. The performance share awards are part of a long-term incentive program and are based on performance goals that are driven by three independently measured metrics: the Company's total shareholder return ("TSR"), return on invested capital ("ROIC") and operating income before depreciation and amortization growth (each metric weighted equally). The TSR and operating income before depreciation and amortization growth metrics are designed to assess the Company's performance relative to the performance of companies included in the Russell 2000 Index over the three-year term of the program ending December 31, 2017. The ROIC metric is measured based on pre-established Company targets over the same period. The participants can earn from zero to 250% of the target award and the award includes a forfeitable right to dividend equivalents, which are not included in the aggregate target award numbers. The fair value of the TSR portion of the performance share awards was determined using a Monte Carlo valuation method as the award contains a market condition.

3. Inventories

The components of inventories consisted of:

	March 31, 2015	December 31, 2014
Finished goods	$78,352	$83,905
Work-in-process	81,512	79,563
Raw material and supplies	51,753	48,576
	$211,617	$212,044

4. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended March 31, 2015:

	Industrial	Aerospace	Total Company
January 1, 2015	$564,163	$30,786	$594,949
Foreign currency translation	(26,171)	—	(26,171)
March 31, 2015	$537,992	$30,786	$568,778

Other Intangible Assets:
Other intangible assets consisted of:

		March 31, 2015		December 31, 2014
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs (RSPs)	Up to 30	$293,700	$(75,415)	$293,700	$(72,958)
Component repair programs (CRPs)	Up to 30	106,639	(3,032)	106,639	(1,941)
Customer lists/relationships	10-16	183,406	(33,527)	183,406	(30,731)
Patents and technology	7-14	62,972	(24,160)	62,972	(22,356)
Trademarks/trade names	5-30	11,950	(8,785)	11,950	(8,552)
Other	Up to 15	19,292	(15,668)	19,292	(14,806)
		677,959	(160,587)	677,959	(151,344)
Unamortized intangible asset:
Trade names		36,900	—	36,900	—
Foreign currency translation		(25,273)	—	(8,821)	—
Other intangible assets		$689,586	$(160,587)	$706,038	$(151,344)

Estimated amortization of intangible assets for future periods is as follows: 2015 - $38,000; 2016 - $35,000; 2017 - $35,000; 2018 - $36,000 and 2019 - $33,000.

5. Debt

The Company's debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios. The Company is in compliance with its financial covenants as of March 31, 2015, and continues to monitor its future compliance based on current and anticipated future economic conditions.

Long-term debt and notes and overdrafts payable at March 31, 2015 and December 31, 2014 consisted of:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit agreement	$360,922	$362,209	$393,518	$394,917
3.97% Senior Notes	100,000	106,396	100,000	102,859
Borrowings under lines of credit and overdrafts	16,424	16,424	8,028	8,028
Capital leases	2,649	2,883	3,188	3,479
	479,995	487,912	504,734	509,283
Less current maturities	(17,204)		(8,890)
Long-term debt	$462,791		$495,844

In September 2013, the Company entered into a second amendment to its fifth amended and restated revolving credit agreement (the "Amended Credit Agreement") and retained Bank of America, N.A. as the administrative agent for the lenders. The $750,000 Amended Credit Agreement matures in September 2018 with an option to extend the maturity date for an additional year, subject to certain conditions. The Amended Credit Agreement adds a new foreign subsidiary borrower in Germany, Barnes Group Acquisition GmbH, and includes an accordion feature to increase the borrowing availability of the Company to $1,000,000. The Company may exercise the accordion feature upon request to the Administrative Agent as long as an event of default has not occurred or is continuing. The borrowing availability of $750,000, pursuant to the terms of the Amended Credit Agreement, allows for Euro-denominated borrowings equivalent to $500,000. Borrowings under the Amended Credit Agreement bear interest at LIBOR plus a spread ranging from 1.10% to 1.70% depending on the Company's leverage ratio at prior quarter end.

Borrowings and availability under the Amended Credit Agreement were $360,922 and $389,078, respectively, at March 31, 2015 and $393,518 and $356,482, respectively, at December 31, 2014. Borrowings included Euro-denominated borrowings of €1,500 ($1,622) at March 31, 2015 and €30,945 ($37,618) at December 31, 2014. The interest rate on these borrowings was 1.28% and 1.33% on March 31, 2015 and December 31, 2014, respectively. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings are valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

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

In addition, the Company has available approximately $55,000 in uncommitted short-term bank credit lines ("Credit Lines") and overdraft facilities. Under the Credit Lines, $15,100 was borrowed at March 31, 2015 at an interest rate of 1.17% and $7,550 was borrowed at December 31, 2014 at an interest rate of 1.23%. The Company had also borrowed $1,324 and $478 under the overdraft facilities at March 31, 2015 and December 31, 2014, respectively. Repayments under the Credit Lines are due within a month after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company holds certain capital leases at March 31, 2015 and at December 31, 2014. The fair value of the capital leases are based on observable Level 2 inputs. These instruments are valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

6. Business Reorganization

The Company authorized the closure of production operations ("Saline operations") at its Associated Spring facility located in Saline, Michigan (the "Closure") during the first quarter of 2014.  The Saline operations, which included approximately 50 employees, primarily manufactured certain automotive engine valve springs, a highly commoditized product. Based on changing market dynamics and increased customer demands for commodity pricing, several customers advised the Company of their intent to transition these specific springs to other suppliers, which led to the decision of the Closure. The Closure occurred during the second quarter of 2014, however certain other facility Closure costs, including the transfer of machinery and equipment, continued during the remainder of 2014. The Company recorded restructuring and related costs of $2,750 and $6,020 during the first quarter of 2014 and the year ended December 31, 2014, respectively. This first quarter balance of $2,750 included $2,112 of employee termination costs, primarily severance expense of $1,174 and defined benefit pension and other postretirement plan (the "Plans") costs related to the accelerated recognition of actuarial losses and special termination benefits, and $638 of other Closure costs, primarily related to asset write-downs. The Closure was completed as of December 31, 2014. Closure costs were recorded primarily within Cost of Sales in the accompanying Consolidated Statements of Income and are reflected in the results of the Industrial segment.

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

The Company also uses financial instruments to hedge its exposures to fluctuations in foreign currency exchange rates. The Company has various contracts outstanding which primarily hedge recognized assets or liabilities, and anticipated transactions in various currencies including the Euro, British pound sterling, U.S. dollar, Japanese yen, Singapore dollar, Swedish kroner and Swiss franc. Certain foreign currency derivative instruments are treated as cash flow hedges of forecasted transactions.  All foreign exchange contracts are due within two years.

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

The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. Other financing cash flows during the first quarter of 2015, as presented on the consolidated statements of cash flows, include $10,175 of cash proceeds from the settlement of foreign currency hedges related to intercompany financing.

The following table sets forth the fair value amounts of derivative instruments held by the Company.

	March 31, 2015		December 31, 2014
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(665)	$—	$(295)
Foreign exchange contracts	—	(212)	—	(652)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	324	(652)	460	(699)
Total derivatives	$324	$(1,529)	$460	$(1,646)

Asset derivatives are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Liability derivatives related to interest rate contracts and foreign exchange contracts are recorded in other liabilities and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

The following table sets forth the gain (loss), net of tax, recorded in accumulated other non-owner changes to equity for the three-month periods ended March 31, 2015 and 2014 for derivatives held by the Company and designated as hedging instruments.

	Three months ended March 31,
	2015	2014
Cash flow hedges:
Interest rate contracts	$(232)	$71
Foreign exchange contracts	344	(98)
	$112	$(27)

Amounts related to the interest rate swaps included within accumulated other non-owner changes to equity that were reclassified to expense during the first three months of 2015 and 2014 resulted in a fixed rate of interest of 1.03% plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings. The amounts reclassified for the foreign exchange contracts were not material in any period presented. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the three-month periods ended March 31, 2015 and 2014.

The following table sets forth the net gain (loss) recorded in other expense (income), net in the consolidated statements of income for the three-month periods ended March 31, 2015 and 2014 for non-designated derivatives held by the Company. Such amounts were substantially offset by the net loss (gain) recorded on the underlying hedged asset or liability, also recorded in other expense (income).

	Three months ended March 31,
	2015	2014
Foreign exchange contracts	$8,617	$(747)

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

Level 3	Unobservable inputs for the asset or liability

The following table provides the financial assets and financial liabilities reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Asset derivatives	$324	$—	$324	$—
Liability derivatives	(1,529)	—	(1,529)	—
Bank acceptances	13,398	—	13,398	—
Rabbi trust assets	2,265	2,265	—	—
	$14,458	$2,265	$12,193	$—

December 31, 2014
Asset derivatives	$460	$—	$460	$—
Liability derivatives	(1,646)	—	(1,646)	—
Bank acceptances	10,785	—	10,785	—
Rabbi trust assets	2,092	2,092	—	—
	$11,691	$2,092	$9,599	$—

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

9. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three months ended March 31,
Pensions	2015	2014
Service cost	$1,453	$1,255
Interest cost	4,695	5,438
Expected return on plan assets	(7,570)	(8,570)
Amortization of prior service cost	78	177
Amortization of actuarial losses	3,429	1,962
Curtailment loss	—	219
Special termination benefits	—	715
Net periodic benefit cost	$2,085	$1,196

	Three months ended March 31,
Other Postretirement Benefits	2015	2014
Service cost	$37	$52
Interest cost	493	559
Amortization of prior service credit	(141)	(217)
Amortization of actuarial losses	261	216
Curtailment loss	—	4
Net periodic benefit cost	$650	$614

Curtailment losses and special termination benefits during the first three months of 2014 relate to certain defined benefit pension and other postretirement benefit plans that were impacted by the closure of production operations at an Associated Spring facility located in Saline, Michigan.

10. Income Taxes

The Company's effective tax rate from continuing operations for the first three months of 2015 was 29.2% compared with 27.9% in the first three months of 2014 and 27.6% for the full year 2014. The increase in the first three months of 2015 effective tax rate from the full year 2014 rate is primarily due to the expiration of certain tax holidays.

The Aerospace and Industrial segments were previously awarded international tax holidays. The tax holidays awarded to Industrial have expired. The remaining tax holidays for which the Company currently receives benefit relate to Aerospace, the majority of which are due to expire in 2015 through 2016.

11. Changes in Accumulated Other Comprehensive Income by Component

The following table sets forth the changes in accumulated other comprehensive income, net of tax, by component for the three-month periods ended March 31, 2015 and 2014:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2015	$(732)	$(115,289)	$16,568	$(99,453)
Other comprehensive (loss) income before reclassifications to consolidated statements of income	(201)	1,330	(39,757)	(38,628)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	313	2,331	—	2,644
Net current-period other comprehensive income (loss)	112	3,661	(39,757)	(35,984)
March 31, 2015	$(620)	$(111,628)	$(23,189)	$(135,437)

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2014	$(519)	$(73,273)	$99,736	$25,944
Other comprehensive income before reclassifications to consolidated statements of income	(146)	(7,419)	(5,948)	(13,513)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	119	1,549	—	1,668
Net current-period other comprehensive loss	(27)	(5,870)	(5,948)	(11,845)
March 31, 2014	$(546)	$(79,143)	$93,788	$14,099

The following table sets forth the reclassifications out of accumulated other comprehensive income by component for the three-month periods ended March 31, 2015 and 2014:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	Three months ended March 31, 2015	Three months ended March 31, 2014
Gains and losses on cash flow hedges
Interest rate contracts	$(196)	$(217)	Interest expense
Foreign exchange contracts	(244)	22	Net sales
	(440)	(195)	Total before tax
	127	76	Tax benefit
	(313)	(119)	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service credits, net	$63	$40	(A)
Amortization of actuarial losses	(3,690)	(2,178)	(A)
Curtailment loss	—	(223)	(A)
	(3,627)	(2,361)	Total before tax
	1,296	812	Tax benefit
	(2,331)	(1,549)	Net of tax

Total reclassifications in the period	$(2,644)	$(1,668)
(A) These accumulated other comprehensive income components are included within the computation of net periodic pension cost. See Note 9.

12. Information on Business Segments

The Company is organized based upon the nature of its products and services and reports under two global business segments: Industrial and Aerospace. Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The Company has not aggregated operating segments for purposes of identifying these two reportable segments.

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

The Aerospace segment produces precision-machined and fabricated components and assemblies for original equipment manufacturer ("OEM") turbine engine, airframe and industrial gas turbine builders throughout the world, and the military. Aerospace Aftermarket provides jet engine component overhaul and repair ("MRO") services, including the CRP's, for many of the world's major turbine engine manufacturers, commercial airlines and militaries. Aerospace Aftermarket activities also include the manufacture and delivery of spare parts, including the RSPs under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program, and component repairs.

The following tables set forth information about the Company's operations by its two reportable segments:

	Three months ended March 31,
	2015	2014
Net sales
Industrial	$200,349	$203,888
Aerospace	100,224	108,212
Intersegment sales	—	(1)
Total net sales	$300,573	$312,099

Operating profit
Industrial	$30,979	$19,374
Aerospace	12,916	15,750
Total operating profit	43,895	35,124
Interest expense	2,720	3,319
Other expense (income), net	81	234
Income before income taxes	$41,094	$31,571

	March 31, 2015	December 31, 2014
Assets
Industrial	$1,237,191	$1,281,974
Aerospace	653,984	655,042
Other (A)	132,462	136,869
Total assets	$2,023,637	$2,073,885

(A) "Other" assets include corporate-controlled assets, the majority of which are cash and deferred tax assets.

13. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not material as of March 31, 2015 and December 31, 2014.

__________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month periods ended March 31, 2015 and 2014, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 29, 2015 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of March 31, 2015 and the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2015 and March 31, 2014 and the consolidated statements of cash flows for the three month periods ended March 31, 2015 and March 31, 2014. This interim financial information is the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2014, and the related consolidated statements of income and comprehensive income, of changes in stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated February 23, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2014, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP Hartford, Connecticut
April 29, 2015

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Please refer to the Overview in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The Annual Report on Form 10-K and other documents related to the Company are located on the Company's website: www.bginc.com.

First Quarter 2015 Highlights

In the first quarter of 2015, sales decreased by $11.5 million, or 3.7% from the first quarter of 2014, to $300.6 million. Organic sales increased by $8.5 million, or 2.7%, with growth of 8.1% within the Industrial segment, partially offset by a 7.4% decline in sales within the Aerospace segment. Sales were impacted by changes in foreign currency which decreased sales by approximately $20.0 million as the U.S. dollar strengthened against foreign currencies.

Operating income in the first quarter of 2015 increased 25.0% to $43.9 million from the first quarter of 2014 and operating margin increased from 11.3% to 14.6%. Operating income benefited from the profit contribution of increased organic sales. The first quarter of 2014 included $4.9 million of short-term purchase accounting adjustments related to the acquisition of the Männer Business, whereas the first quarter of 2015 included $0.9 million of short-term purchase accounting adjustments. The first quarter of 2014 also included $2.8 million of pre-tax restructuring charges related to the closure of production operations at a facility in Saline, Michigan (the "Closure").

RESULTS OF OPERATIONS

Net Sales

	Three months ended March 31,
(in millions)	2015	2014	Change
Industrial	$200.3	$203.9	$(3.5)	(1.7)%
Aerospace	100.2	108.2	(8.0)	(7.4)%
Total	$300.6	$312.1	$(11.5)	(3.7)%

The Company reported net sales of $300.6 million in the first quarter of 2015, a decrease of $11.5 million or 3.7%, from the first quarter of 2014. Organic sales increased by $8.5 million, which included an increase of $16.5 million at Industrial and a decrease of $8.0 million at Aerospace. The strengthening of the U.S. dollar against foreign currencies decreased net sales within the Industrial segment by approximately $20.0 million.

Expenses and Operating Income

	Three months ended March 31,
(in millions)	2015	2014	Change
Cost of sales	$198.4	$214.6	$(16.2)	(7.6)%
% sales	66.0%	68.8%
Gross profit (1)	$102.2	$97.5	$4.7	4.8%
% sales	34.0%	31.2%
Selling and administrative expenses	$58.3	$62.4	$(4.1)	(6.6)%
% sales	19.4%	20.0%
Operating income	$43.9	$35.1	$8.8	25.0%
% sales	14.6%	11.3%
(1) Sales less cost of sales.
Cost of sales in the first quarter of 2015 decreased 7.6% from the 2014 period, while gross profit margin increased from 31.2% in the 2014 period to 34.0% in the 2015 period. Gross margins improved at Industrial and remained flat at Aerospace. Gross profit during the first quarter of 2014 was partially offset by $3.3 million of short-term purchase accounting adjustments related to the acquisition of the Männer Business and restructure charges of $2.3 million related to the Closure of the Saline facility.

Gross profit during the first quarter of 2015 was offset by short-term purchase accounting adjustments of $0.6 million. Selling and administrative expenses in the first quarter of 2015 decreased 6.6% from the 2014 period due primarily to a reduction of the short-term purchase accounting adjustments related to the acquisition of the Männer Business. Short-term purchase accounting adjustments were $1.6 million and $0.3 million during the first quarters of 2014 and 2015, respectively. The first quarter of 2014 also included $0.5 million of charges related to the Closure of the Saline facility. As a percentage of sales, selling and administrative costs decreased slightly from 20.0% in the first quarter of 2014 to 19.4% in the 2015 period. Operating income in the first quarter of 2015 increased 25.0% to $43.9 million from the first quarter of 2014 and operating income margin increased from 11.3% to 14.6%. Operating income also benefited from the profit contribution of increased organic sales at certain of our higher margin automotive and tool and die businesses within the Industrial segment.

Interest expense
Interest expense decreased by $0.6 million in the first quarter of 2015 as compared with the prior year period as a result of lower average interest rates and lower average borrowings.

Other expense (income), net
Other expense (income), net in the first quarter of 2015 was $0.1 million compared to $0.2 million in the first quarter of 2014.

Income Taxes
The Company's effective tax rate from continuing operations for the first three months of 2015 was 29.2% compared with 27.9% in the first three months of 2014 and 27.6% for the full year 2014. The increase in the first three months of 2015 effective tax rate from the full year 2014 rate is primarily due to the expiration of certain tax holidays.

The Aerospace and Industrial segments were previously awarded international tax holidays. The tax holidays awarded to Industrial have expired. The remaining tax holidays for which the Company currently receives benefit relate to Aerospace, the majority of which are due to expire in 2015 through 2016.

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

On November 5, 2014, the Second Circuit Court of Appeals upheld the Tax Court Decision.  Following the decision by the Second Circuit Court of Appeals, the Company had 60 days in which to file with the U.S. Supreme Court a petition for review.  The Company has not filed a petition for review and therefore the judgment of the Second Circuit Court of Appeals is final.

Income and Income per Share

	Three months ended March 31,
(in millions, except per share)	2015	2014	Change
Net income	$29.1	$22.8	$6.3	27.8%
Net income per common share:
Basic	$0.53	$0.42	$0.11	26.2%
Diluted	0.52	0.41	0.11	26.8%
Weighted average common shares outstanding:
Basic	55.1	54.7	0.4	0.8%
Diluted	55.7	56.0	(0.3)	(0.6)%

In the first quarter of 2015, basic and diluted net income per common share increased 26.2% and 26.8%, respectively, from the first quarter of 2014. The increases were directly attributable to the increases in net income for the period. Basic weighted average common shares outstanding increased due to the issuance of additional shares for employee stock plans. Diluted weighted average common shares outstanding decreased as a result of a decrease in the dilutive effect of potentially issuable shares, due primarily to the redemption of the 3.375% Convertible Notes during 2014, partially offset by the increase in basic weighted average common shares outstanding.

Financial Performance by Business Segment

Industrial

	Three months ended March 31,
(in millions)	2015	2014	Change
Sales	$200.3	$203.9	$(3.5)	(1.7)%
Operating profit	31.0	19.4	11.6	59.9%
Operating margin	15.5%	9.5%

Sales at Industrial were $200.3 million in the first quarter of 2015, a $3.5 million decrease from the first quarter of 2014. Organic sales increased by $16.5 million, or 8.1%, during the 2015 period, primarily due to favorable tool and die and automotive end-markets. Sales were impacted by foreign currency which decreased sales by approximately $20.0 million as the U.S. dollar strengthened against foreign currencies, primarily the Euro.

Operating profit in the first quarter of 2015 at Industrial was $31.0 million, an increase of $11.6 million from the first quarter of 2014. Operating profit benefited primarily from the profit contribution of increased organic sales at certain of our higher margin automotive and tool and die businesses. Operating profit during the first quarter of 2014 was partially offset by $4.9 million of short-term purchase accounting adjustments related to the acquisition of the Männer Business and charges of $2.8 million related to the Closure of the Saline facility. The first quarter of 2015 included $0.9 million of short-term purchase accounting adjustments. The impact of foreign exchange rates on operating profit during the first quarter of 2015 was not meaningful. Operating margin increased from 9.5% in the 2014 period to 15.5% in the 2015 period as a result of these items.

Outlook: In the Industrial manufacturing businesses, management is focused on generating organic sales growth through the introduction of new products and by leveraging the benefits of the diversified products and industrial end-markets in which its businesses have a global presence. The Company expects continued organic sales growth provided global trends and economic conditions within our end-markets remain positive. As noted above, our sales were negatively impacted by fluctuations in foreign currencies during the first quarter of 2015. A significant portion of businesses within the Industrial segment are domiciled in Europe. To the extent that the U.S. dollar remains strong as compared with the Euro and other foreign currencies, our sales may continue to be unfavorably impacted by foreign currency relative to the prior year periods. The impact on operating profit is not expected to be significant as the European businesses have expenses primarily denominated in local currencies, where their revenues reside. The Company also remains focused on sales growth through acquisition and expanding geographic reach. Strategic investments in new technologies, manufacturing processes and product development are expected to provide incremental benefits over the long term. The Company is currently in the process of negotiating a collective bargaining agreement (“CBA”) with certain unionized employees at the Bristol, CT and Corry, PA facilities, which are located within the Associated Spring business unit. The current CBA expired on November 30, 2014, and we continue to negotiate to reach a successor agreement.

Operating profit is largely dependent on the sales volumes and mix of the businesses in the segment. Management continues to focus on improving profitability and expanding margins through leveraging organic sales growth, acquisitions, pricing initiatives, and productivity and process improvements. Costs associated with increases in new product and process introductions, strategic investments and the integration of acquisitions may negatively impact operating profit.

Aerospace

	Three months ended March 31,
(in millions)	2015	2014	Change
Sales	$100.2	$108.2	$(8.0)	(7.4)%
Operating profit	12.9	15.8	(2.8)	(18.0)%
Operating margin	12.9%	14.6%

The Aerospace segment reported sales of $100.2 million in the first quarter of 2015, a 7.4% decrease from the first quarter of 2014. Sales decreases within the original equipment manufacturing ("OEM") and the aftermarket repair and overhaul ("MRO") businesses were partially offset by a sales increase within the spare parts business. A decrease in sales within the OEM business reflects primarily the timing of deliveries to customers. Sales were not impacted by changes in foreign currency as sales within the segment are largely denominated in U.S. dollars.

Operating profit at Aerospace in the first quarter of 2015 decreased 18.0% from the first quarter of 2014 to $12.9 million, driven primarily by lower sales in the OEM and MRO businesses, partially offset by the profit contributions from the Component Repair Programs ("CRPs") and the spare parts business. Operating margin decreased from 14.6% in the 2014 period to 12.9% in the 2015 period as a result of these items.

Outlook: Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the worldwide economy and are supported by its order backlog through participation in certain strategic commercial and military engine and airframe programs. As noted above, a sales decrease within OEM during the first quarter of 2015 reflected the timing of deliveries to customers, however the Company expects higher sales during the second half of 2015 given a ramp up in customer delivery schedules. Over the next several years, the Company expects continued strength in demand for new engines, driven by increased commercial aircraft production. Backlog at OEM was $537.8 million at March 31, 2015, an increase of 3.7% since December 31, 2014, at which time backlog was $518.6 million. Approximately 61% of this backlog at March 31, 2015 is expected to be shipped over the next 12 months. The Aerospace OEM business may be impacted by changes in the content levels on certain platforms, changes in customer sourcing decisions, adjustments to customer inventory levels, commodity availability and pricing, changes in production schedules of specific engine and airframe programs, as well as the pursuit of new programs. Sales levels in the Aerospace aftermarket business may be impacted by fluctuations in end-market demand, inventory management and changes in customer sourcing, deferred or limited maintenance activity during engine shop visits and the use of surplus (used) material during the engine repair and overhaul process. End markets are expected to grow based on the long term underlying fundamentals of the aerospace industry. Management continues to believe its Aerospace aftermarket business is competitively positioned based on well-established long-term customer relationships, including maintenance and repair contracts in the MRO business and long-term Revenue Sharing Programs ("RSPs") and CRPs, expanded capabilities and current capacity levels. Fluctuations in fuel costs within the aerospace industry could impact levels and frequency of aircraft maintenance and overhaul activities, and airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the value associated with new fuel efficient technologies. The Company does not expect that fluctuations in fuel costs will have a significant impact in the near term.

Management is focused on growing operating profit at Aerospace primarily through leveraging organic sales growth, strategic investments, productivity initiatives, new product and process introductions and continued cost management. Operating profit is expected to be affected by the impact of changes in sales volume, mix and pricing, particularly as they relate to the highly profitable aftermarket RSP spare parts business, and investments made in each of its businesses. Costs associated with increases in new product and process introductions and the physical transfer of work to lower cost manufacturing regions may have a negatively impact operating profit.

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

The Company believes that its ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow and working capital management, and anticipates that operating activities in 2015 will generate sufficient cash to fund operations. The Company closely monitors its cash generation, usage and preservation including the management of working capital to generate cash.

On October 15, 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), as purchasers, for the issuance of $100.0 million aggregate principal amount of 3.97% senior notes due October 17, 2024 (the “3.97% Senior Notes”). The Company completed funding of the transaction and issued the 3.97% Senior Notes on October 17, 2014. The 3.97% Senior Notes are senior unsecured obligations of the Company and will pay interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Senior Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Senior Notes in an amount equal to 100% of the principal amount of the 3.97% Senior Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The Note Purchase Agreement contains customary affirmative and negative covenants that are similar to the covenants required under the Amended Credit Agreement, as discussed below. At March 31, 2015, the Company was in compliance with all covenants under the Note Purchase Agreement.

During the second quarter of 2014, the 3.375% Convertible Notes (the "3.375% Notes") were eligible for conversion due to meeting their conversion price eligibility requirement. On June 16, 2014, $0.2 million of the 3.375% Notes (par value) were surrendered for conversion. On June 24, 2014, the Company exercised its right to redeem the remaining $55.4 million principal amount of the 3.375% Notes, effective July 31, 2014. The Company elected to pay cash to holders of the 3.375% Notes surrendered for conversion, including the value of any residual shares of common stock that might be payable to the holders electing to convert their 3.375% Notes into an equivalent share value. Under the terms of the indenture, the conversion value was measured based upon a 20-day valuation period of the Company's stock price. The Company used borrowings under its Amended Credit Facility to finance the redemption and conversion of the 3.375% Notes. The remaining 3.375% Notes were rendered for conversion during the third quarter of 2014 and the Company paid $70.5 million in cash to the holders, which included a premium of $14.9 million.

In September 2013, the Company entered into a second amendment to its fifth amended and restated revolving credit agreement (the "Amended Credit Agreement”) and retained Bank of America, N.A. as the administrative agent for the lenders. The $750.0 million Amended Credit Agreement matures in September 2018 with an option to extend the maturity date for an additional year, subject to certain conditions. The Amended Credit Agreement adds a new foreign subsidiary borrower in Germany, Barnes Group Acquisition GmbH, and includes an accordion feature to increase the borrowing availability of the Company to $1,000.0 million. The Company may exercise the accordion feature upon request to the Administrative Agent as long as an event of default has not occurred or is continuing. The borrowing availability of $750.0 million, pursuant to the terms of the Amended Credit Agreement, allows for Euro-denominated borrowings equivalent to $500.0 million. Borrowings under the Amended Credit Agreement bear interest at LIBOR plus a spread ranging from 1.10% to 1.70% depending on the Company's leverage ratio at prior quarter end.

The Company's borrowing capacity may be limited by various debt covenants in the Amended Credit Agreement and the Note Purchase Agreement (the "Agreements"). The Agreements require the Company to maintain a ratio of Consolidated Senior Debt, as defined in the Agreements, to Consolidated EBITDA, as defined, of not more than 3.25 times at the end of each fiscal quarter ("Senior Debt Ratio"), a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times at the end of each fiscal quarter, and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25 times at the end of each fiscal quarter. The Agreements also provide that in connection with certain permitted acquisitions with aggregate consideration in excess of $150.0 million, the Consolidated Senior Debt to EBITDA ratio and the Consolidated Total Debt to EBITDA ratio are permitted to increase to 3.50 times and 4.25 times, respectively, for a period of the four fiscal quarters ending after the closing of the acquisition. At March 31, 2015, the Company was in compliance with all covenants under the Agreements. The Company's most restrictive financial covenant is the Senior Debt

Ratio which requires the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.25 times at March 31, 2015. The actual ratio at March 31, 2015 was 1.74 times.

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the Amended Credit Facility and currently expects that its bank syndicate, comprised of 17 banks, will continue to support its Amended Credit Agreement which matures in September 2018. At March 31, 2015, the Company had $389.1 million unused and available for borrowings under its $750.0 million Amended Credit Facility, subject to covenants in the Company's debt agreements. At March 31, 2015, additional borrowings of $625.5 million of Total Debt and $418.2 million of Senior Debt would have been allowed under the financial covenants. On October 17, 2014 the proceeds of the 3.97% Senior Notes were used to pay down the Amended Credit Facility. The Company intends to use borrowings under its Amended Credit Facility to support the Company's ongoing growth initiatives. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements.

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

Cash Flow

	Three months ended March 31,
(in millions)	2015	2014	Change
Operating activities	$22.7	$17.0	$5.7
Investing activities	(9.3)	(15.2)	5.9
Financing activities	(11.3)	(11.0)	(0.3)
Exchange rate effect	(2.5)	(0.2)	(2.2)
Decrease in cash	$(0.4)	$(9.4)	$9.0

Operating activities provided $22.7 million in the first three months of 2015 compared to $17.0 million in the first three months of 2014. Operating cash flows in the 2015 period were positively impacted by improved operating performance and a decrease in cash used for working capital, partially offset by a higher use of cash for the settlement of accrued liabilities. The settlement of these liabilities relate primarily to higher cash payments for accrued employee incentive compensation, which was earned in 2014 and paid in the first quarter of 2015.

Investing activities in the 2015 and 2014 periods primarily consisted of capital expenditures of $11.0 million and $15.1 million, respectively. The Company expects capital spending in 2015 to be in the range of $55 to $60 million, in line with 2014 spending of $57.4 million.

Financing activities in the first three months of 2015 included a net decrease in borrowings of $20.7 million compared to a net increase of $13.7 million in the comparable 2014 period. Financing activities in the 2014 period also included the payment of an assumed liability to the seller in connection with the acquisition of the Männer Business. Proceeds from the issuance of common stock were $5.0 million and $7.3 million in the 2015 and 2014 periods, respectively. During the first three months of 2014, the Company repurchased 0.2 million shares of the Company's stock at a cost of $8.4 million. Total cash used to pay dividends increased to $6.6 million in the 2015 period compared to $6.0 million in the 2014 period, primarily due to a dividend rate increase. Other financing cash flows during the first quarter of 2015 include $10.2 million of cash proceeds from the settlement of foreign currency hedges related to intercompany financing.

At March 31, 2015, the Company held $45.6 million in cash and cash equivalents, the majority of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions and are expected to primarily fund international investments. The Company has not repatriated any portion of current year foreign earnings to the U.S. during the first three months of 2015; however, repatriations of a portion of current year foreign earnings are planned during the remainder of 2015.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At March 31, 2015, $360.9 million was borrowed at an interest rate of 1.28% under the Company's $750.0 million Amended Credit Facility which matures in September 2018. In addition, as of March 31, 2015, the Company had $15.1 million in borrowings under short-term bank credit lines. At March 31, 2015, the Company's total borrowings were comprised of 42% fixed rate debt and 58% variable rate debt. The interest payments on $100.0 million of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the respective interest rate swaps that were executed in April 2012.

Debt Covenants

Borrowing capacity is limited by various debt covenants in the Company's debt agreements. As of March 31, 2015, the most restrictive financial covenant is included within the Amended Credit Agreement and the Note Purchase Agreement and requires the Company to maintain a maximum ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times for the four fiscal quarters then ending. The Agreements also contain other financial covenants that require the maintenance of a certain other debt ratio, Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times and a certain interest coverage ratio, Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of at least 4.25 times, at March 31, 2015. The Agreements also provide that in connection with certain permitted acquisitions with aggregate consideration in excess of $150.0 million, the Consolidated Senior Debt to EBITDA ratio and the Consolidated Total Debt to EBITDA ratio are permitted to increase to 3.50 times and 4.25 times, respectively, for a period of the four fiscal quarters ending after the closing of the acquisition. Following is a reconciliation of Consolidated EBITDA to the Company's net income (in millions):

Four fiscal quarters ended March 31, 2015
Net income	$124.7
Add back:
Interest expense	10.8
Income taxes	49.2
Depreciation and amortization	79.7
Adjustment for non-cash stock based compensation	8.1
Restructuring charges	2.2
Other adjustments	1.7
Consolidated EBITDA, as defined	$276.4

Consolidated Senior Debt, as defined, as of March 31, 2015	$480.0
Ratio of Consolidated Senior Debt to Consolidated EBITDA	1.74
Maximum	3.25
Consolidated Total Debt, as defined, as of March 31, 2015	$480.0
Ratio of Consolidated Total Debt to Consolidated EBITDA	1.74
Maximum	4.00
Consolidated Cash Interest Expense, as defined, as of March 31, 2015	$10.8
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	25.61
Minimum	4.25

The Amended Credit Agreement allows for certain adjustments within the calculation of the financial covenants. The restructuring charges represent charges recorded during 2014 and the first three months of 2015 related to the Closure of the Saline facility. Other adjustments consist of net gains on the sale of assets, net losses from discontinued operations, the amortization of the Männer acquisition inventory step-up and due diligence and transaction expenses as permitted under the Amended Credit Agreement. The Company's financial covenants are measured as of the end of each fiscal quarter. At March 31, 2015, additional borrowings of $625.5 million of Total Debt and $418.2 million of Senior Debt would have been allowed under the covenants. Senior Debt includes primarily the borrowings under the Amended Credit Facility, the 3.97% Senior Notes and the borrowings under the lines of credit. The Company's unused credit facilities under the Amended Credit Facility at March 31, 2015 were $389.1 million.

OTHER MATTERS

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The most significant areas involving management judgments and estimates are described in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to such judgments and estimates. Actual results could differ from those estimates.

Recent Accounting Changes

In May 2014, the FASB amended its guidance related to revenue recognition. The amended guidance establishes a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The amended guidance clarifies that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the amended guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The amended guidance applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The amended guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. Entities have the option of using either a full retrospective or modified approach to the amended guidance. The Company is evaluating this guidance and has not determined the impact that it may have on its financial statements nor decided upon the method of adoption.

EBITDA

EBITDA for the first three months of 2015 was $62.9 million compared to $55.7 million in the first three months of 2014. EBITDA is a measurement not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Three months ended March 31,
	2015	2014
Net income	$29.1	$22.8
Add back:
Interest expense	2.7	3.3
Income taxes	12.0	8.8
Depreciation and amortization	19.1	20.8
EBITDA	$62.9	$55.7

FORWARD-LOOKING STATEMENTS

Certain of the statements in this quarterly report contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.

Forward-looking statements often address our expected future operating and financial performance and financial condition, and often contain words such as "anticipate," "believe," "expect," "plan," "strategy," "estimate," "project," and similar terms. These forward-looking statements do not constitute guarantees of future performance and are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. These include, among others: difficulty maintaining relationships with employees, including unionized employees, customers, distributors, suppliers, business partners or governmental entities; failure to successfully negotiate collective bargaining agreements or potential strikes, work stoppages or other similar events; difficulties leveraging market opportunities; changes in market demand for our products and services; rapid technological and market change; the ability to protect intellectual property rights; introduction or development of new products or transfer of work; higher risks in international operations and markets; the impact of intense competition; and other risks and uncertainties described in documents filed with or furnished to the Securities and Exchange Commission ("SEC") by the Company, including, among others, those in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors sections of the Company's filings. The risks and uncertainties described in our periodic filings with the SEC include, among others, uncertainties relating to conditions in financial markets; currency fluctuations and foreign currency exposure; future financial performance of the industries or customers that we serve; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; inability to realize expected sales or profits from existing backlog due to a range of factors, including insourcing decisions, material changes, production schedules and volumes of specific programs; the impact of government budget and funding decisions; changes in raw material or product prices and availability; integration of acquired businesses; restructuring costs or savings; the continuing impact of prior acquisitions and divestitures and any other future strategic actions, including acquisitions, divestitures, restructurings, or strategic business realignments, and our ability to achieve the financial and operational targets set in connection with any such actions; the outcome of pending and future legal, governmental, or regulatory proceedings and contingencies and uninsured claims; future repurchases of common stock; future levels of indebtedness; and numerous other matters of a global, regional or national scale, including those of a political, economic, business, competitive, environmental, regulatory and public health nature. The Company assumes no obligation to update its forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's first fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)

January 1-31, 2015	276		$37.01	—	2,428,509
February 1-28, 2015	11,414		$36.84	—	2,428,509
March 1-31, 2015	1,422		$40.33	—	2,428,509
Total	13,112	(2)	$37.22	—

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

(2)
All acquisitions of equity securities during the first quarter of 2015 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

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

Barnes Group Inc.
(Registrant)

Date:	April 29, 2015	/s/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr. Senior Vice President, Finance Chief Financial Officer (Principal Financial Officer)

Date:	April 29, 2015	/s/ MARIAN ACKER
Marian Acker Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended March 31, 2015

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