Form 10-Q
period 2015-06-30
BARNES GROUP INC
filed 2015-07-28
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

The registrant had outstanding 54,694,464 shares of common stock as of July 21, 2015.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended June 30, 2015

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” under Part I - Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net sales	$314,941	$322,074	$615,515	$634,173

Cost of sales	204,121	211,705	402,477	426,261
Selling and administrative expenses	60,171	64,988	118,494	127,406
	264,292	276,693	520,971	553,667
Operating income	50,649	45,381	94,544	80,506

Interest expense	2,586	2,804	5,306	6,123
Other expense (income), net	237	792	318	1,027
Income before income taxes	47,826	41,785	88,920	73,356
Income taxes	13,599	11,557	25,617	20,375
Net income	$34,227	$30,228	$63,303	$52,981

Per common share:
Net income
Basic	$0.62	$0.55	$1.15	$0.97
Diluted	0.61	0.54	1.14	0.95
Dividends	0.12	0.11	0.24	0.22

Weighted average common shares outstanding:
Basic	55,134,890	54,740,750	55,111,019	54,695,865
Diluted	55,695,258	55,927,881	55,677,166	55,950,467

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$34,227	$30,228	$63,303	$52,981
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on hedging activities, net of tax (1)	189	(502)	301	(529)
Foreign currency translation adjustments, net of tax (2)	23,632	(4,612)	(16,125)	(10,560)
Defined benefit pension and other postretirement benefits, net of tax (3)	1,790	1,489	5,451	(4,381)
Total other comprehensive income (loss), net of tax	25,611	(3,625)	(10,373)	(15,470)
Total comprehensive income	$59,838	$26,603	$52,930	$37,511

(1) Net of tax of $73 and $(208) for the three months ended June 30, 2015 and 2014, respectively, and $32 and $(194) for the six months ended June 30, 2015 and 2014, respectively.

(2) Net of tax of $830 and $(569) for the three months ended June 30, 2015 and 2014, respectively, and $(1,381) and $(767) for the six months ended June 30, 2015 and 2014, respectively.

(3) Net of tax of $1,421 and $797 for the three months ended June 30, 2015 and 2014, respectively, and $2,767 and $(2,990) for the six months ended June 30, 2015 and 2014, respectively.

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$81,967	$46,039
Accounts receivable, less allowances (2015 - $3,502; 2014 - $3,873)	283,918	275,890
Inventories	210,302	212,044
Deferred income taxes	27,628	31,849
Prepaid expenses and other current assets	32,027	22,574
Total current assets	635,842	588,396

Deferred income taxes	8,961	10,061

Property, plant and equipment	683,138	672,225
Less accumulated depreciation	(385,080)	(372,790)
	298,058	299,435

Goodwill	583,448	594,949
Other intangible assets, net	523,898	554,694
Other assets	28,436	26,350
Total assets	$2,078,643	$2,073,885

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$21,789	$8,028
Accounts payable	107,030	94,803
Accrued liabilities	123,003	161,397
Long-term debt - current	824	862
Total current liabilities	252,646	265,090

Long-term debt	474,730	495,844
Accrued retirement benefits	110,241	115,057
Deferred income taxes	66,198	70,147
Other liabilities	19,648	15,954

Commitments and contingencies (Note 13)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2015 - 61,744,866 shares; 2014 - 61,229,980 shares)	617	612
Additional paid-in capital	421,519	405,525
Treasury stock, at cost (2015 - 7,035,647 shares; 2014 - 6,729,438 shares)	(181,617)	(169,405)
Retained earnings	1,024,487	974,514
Accumulated other non-owner changes to equity	(109,826)	(99,453)
Total stockholders' equity	1,155,180	1,111,793
Total liabilities and stockholders' equity	$2,078,643	$2,073,885

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2015	2014
Operating activities:
Net income	$63,303	$52,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,642	42,515
Amortization of convertible debt discount	—	731
(Gain) loss on disposition of property, plant and equipment	(1,302)	78
Stock compensation expense	4,890	4,108
Withholding taxes paid on stock issuances	(746)	(806)
Changes in assets and liabilities:
Accounts receivable	(8,902)	(39,359)
Inventories	(2,768)	(6,409)
Prepaid expenses and other current assets	(10,448)	(3,204)
Accounts payable	14,742	12,796
Accrued liabilities	(14,202)	2,934
Deferred income taxes	629	1,307
Long-term retirement benefits	(745)	(4,326)
Other	1,818	1,567
Net cash provided by operating activities	85,911	64,913

Investing activities:
Proceeds from disposition of property, plant and equipment	2,058	474
Payments for the sale of businesses	—	(1,181)
Capital expenditures	(22,376)	(25,802)
Component Repair Program payments	(19,000)	(41,000)
Other	(651)	(858)
Net cash used by investing activities	(39,969)	(68,367)

Financing activities:
Net change in other borrowings	13,738	11,186
Payments on long-term debt	(85,821)	(78,467)
Proceeds from the issuance of long-term debt	68,722	90,383
Payment of assumed liability to Otto Männer Holding AG	—	(19,796)
Proceeds from the issuance of common stock	9,691	9,395
Common stock repurchases	(11,465)	(8,389)
Dividends paid	(13,126)	(11,937)
Excess tax benefit on stock awards	1,574	2,671
Other	8,487	(137)
Net cash used by financing activities	(8,200)	(5,091)

Effect of exchange rate changes on cash flows	(1,814)	(71)
Increase (decrease) in cash and cash equivalents	35,928	(8,616)
Cash and cash equivalents at beginning of period	46,039	70,856
Cash and cash equivalents at end of period	$81,967	$62,240

Supplemental Disclosure of Cash Flow Information:
Non-cash investing activities in 2014 include the acquisition of $39,000 of intangible assets, and the recognition of corresponding liabilities, in connection with the Component Repair Program. See Note 4.

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data)
(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income, comprehensive income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2014 has been derived from the 2014 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair statement of the results, have been included. Operating results for the six-month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

2. Net Income Per Common Share

For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans and convertible senior subordinated notes. For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding was increased by 560,368 and 1,187,131 for the three-month periods ended June 30, 2015 and 2014, respectively, and 566,147 and 1,254,602 for the six-month periods ended June 30, 2015 and 2014, respectively, to account for the potential dilutive effect of stock-based incentive plans and the Company's 3.375% Senior Subordinated Convertible Notes (the "3.375% Notes"). The decrease in the dilutive effect of potentially issuable shares was due primarily to the redemption of the 3.375% Notes, which occurred during 2014. There were no adjustments to net income for the purposes of computing income available to common stockholders for those periods.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three-month periods ended June 30, 2015 and 2014, the Company excluded 199,950 and 92,049 stock options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options would have been anti-dilutive. During the six-month periods ended June 30, 2015 and 2014, the Company excluded 199,950 and 92,049 stock options, respectively, from the calculation of weighted average diluted shares outstanding as the stock options would have been anti-dilutive.

The Company granted 122,700 stock options, 106,685 restricted stock unit awards and 85,465 performance share awards in February 2015 as part of its annual grant awards. All of the stock options and the restricted stock unit awards vest upon meeting certain service conditions. The restricted stock unit awards are included in basic weighted average common shares outstanding as they contain nonforfeitable rights to dividend payments. The performance share awards are part of a long-term incentive program and are based on performance goals that are driven by three independently measured metrics: the Company's total shareholder return ("TSR"), return on invested capital ("ROIC") and operating income before depreciation and amortization growth (each metric weighted equally). The TSR and operating income before depreciation and amortization growth metrics are designed to assess the Company's performance relative to the performance of companies included in the Russell 2000 Index over the three-year term of the program ending December 31, 2017. The ROIC metric is measured based on pre-established Company targets over the same period. The participants can earn from zero to 250% of the target award and the award includes a forfeitable right to dividend equivalents, which are not included in the aggregate target award numbers. The fair value of the TSR portion of the performance share awards was determined using a Monte Carlo valuation method as the award contains a market condition.

3. Inventories

The components of inventories consisted of:

	June 30, 2015	December 31, 2014
Finished goods	$78,817	$83,905
Work-in-process	80,485	79,563
Raw material and supplies	51,000	48,576
	$210,302	$212,044
4. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended June 30, 2015:

	Industrial	Aerospace	Total Company
January 1, 2015	$564,163	$30,786	$594,949
Foreign currency translation	(11,501)	—	(11,501)
June 30, 2015	$552,662	$30,786	$583,448

In the second quarter of 2015, management performed its annual impairment testing of goodwill. Based on this assessment, there was no goodwill impairment through June 30, 2015.

Other Intangible Assets:
Other intangible assets consisted of:

		June 30, 2015		December 31, 2014
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs (RSPs)	Up to 30	$293,700	$(78,820)	$293,700	$(72,958)
Component repair programs (CRPs)	Up to 30	106,639	(4,003)	106,639	(1,941)
Customer lists/relationships	10-16	183,406	(36,116)	183,406	(30,731)
Patents and technology	7-14	62,972	(25,834)	62,972	(22,356)
Trademarks/trade names	10-30	11,950	(9,008)	11,950	(8,552)
Other	Up to 15	19,292	(16,997)	19,292	(14,806)
		677,959	(170,778)	677,959	(151,344)
Unamortized intangible asset:
Trade names		36,900	—	36,900	—
Foreign currency translation		(20,183)	—	(8,821)	—
Other intangible assets		$694,676	$(170,778)	$706,038	$(151,344)

Estimated amortization of intangible assets for future periods is as follows: 2015 - $39,000; 2016 - $35,000; 2017 - $35,000; 2018 - $36,000 and 2019 - $33,000.

During the second quarter of 2015, the Company changed its annual impairment testing of its trade names, indefinite-lived intangible assets, from July 1 to April 1. The Company believes this timing is preferable as it better aligns with its annual testing of goodwill impairment. The Company completed its annual testing in the second quarter of 2015 and determined that there were no impairments through June 30, 2015.

In June 2014, the Company entered into a Component Repair Program ("CRP") with its customer, General Electric ("GE"). This CRP provides for, among other items, the right to sell certain aftermarket component repair services for CFM56 engines directly to other customers as one of a few GE licensed suppliers. In addition, this CRP extends existing contracts under which the Company currently provides these services directly to GE. As consideration for these rights, the Company agreed to pay $80,000. The Company paid $61,000 during 2014 and $19,000 during the second quarter of 2015. The length of the program rights are for the remaining life of all CFM56 engine lines and the amortization of the intangible will be recognized as a reduction to sales over this life.

5. Debt

The Company's debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios. The Company is in compliance with its financial covenants as of June 30, 2015, and continues to monitor its future compliance based on current and anticipated future economic conditions.

Long-term debt and notes and overdrafts payable at June 30, 2015 and December 31, 2014 consisted of:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit agreement	$373,000	$373,219	$393,518	$394,917
3.97% Senior Notes	100,000	101,892	100,000	102,859
Borrowings under lines of credit and overdrafts	21,789	21,789	8,028	8,028
Capital leases	2,554	2,758	3,188	3,479
	497,343	499,658	504,734	509,283
Less current maturities	(22,613)		(8,890)
Long-term debt	$474,730		$495,844

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

Borrowings and availability under the Amended Credit Agreement were $373,000 and $377,000, respectively, at June 30, 2015 and $393,518 and $356,482, respectively, at December 31, 2014. Borrowings included Euro-denominated borrowings of €30,945 ($37,618) at December 31, 2014. The interest rate on these borrowings was 1.29% and 1.33% on June 30, 2015 and December 31, 2014, respectively. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings are valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

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

In addition, the Company has available approximately $56,000 in uncommitted short-term bank credit lines ("Credit Lines") and overdraft facilities. Under the Credit Lines, $20,900 was borrowed at June 30, 2015 at an interest rate of 1.19% and $7,550 was borrowed at December 31, 2014 at an interest rate of 1.23%. The Company had also borrowed $889 and $478 under the overdraft facilities at June 30, 2015 and December 31, 2014, respectively. Repayments under the Credit Lines are due within a month after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company holds certain capital leases at June 30, 2015 and at December 31, 2014. The fair value of the capital leases are based on observable Level 2 inputs. These instruments are valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

6. Business Reorganization

The Company authorized the closure of production operations ("Saline operations") at its Associated Spring facility located in Saline, Michigan (the "Closure") during the first quarter of 2014.  The Saline operations, which included approximately 50 employees, primarily manufactured certain automotive engine valve springs, a highly commoditized product. Based on changing market dynamics and increased customer demands for commodity pricing, several customers advised the Company of their intent to transition these specific springs to other suppliers, which led to the decision of the Closure. The Closure occurred during the second quarter of 2014, however certain other facility Closure costs, including the transfer of machinery and equipment, continued during the remainder of 2014. The Company recorded restructure and related costs of $5,052 during the first half of 2014. This balance included $2,112 of employee termination costs, primarily employee severance expense and defined benefit pension and other postretirement plans (the "Plans") costs related to the accelerated recognition of actuarial losses and special termination benefits, and $2,940 of other facility costs, primarily related to asset write-downs and depreciation on assets that had been utilized through the Closure. See Note 9 for costs associated with the Plans that were impacted by the Closure during the first half of 2014. The Closure was completed as of December 31, 2014. Closure costs were recorded primarily within Cost of Sales in the accompanying Consolidated Statements of Income and are reflected in the results of the Industrial segment.

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

The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. Other financing cash flows during the first half of 2015, as presented on the consolidated statements of cash flows, include $8,695 of net cash proceeds from the settlement of foreign currency hedges related to intercompany financing.

The following table sets forth the fair value amounts of derivative instruments held by the Company.

	June 30, 2015		December 31, 2014
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(564)	$—	$(295)
Foreign exchange contracts	—	(50)	—	(652)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	399	(781)	460	(699)
Total derivatives	$399	$(1,395)	$460	$(1,646)

Asset derivatives are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Liability derivatives related to interest rate contracts and foreign exchange contracts are recorded in other liabilities and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

The following table sets forth the gain (loss), net of tax, recorded in accumulated other non-owner changes to equity for the three- and six- month periods ended June 30, 2015 and 2014 for derivatives held by the Company and designated as hedging instruments.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Cash flow hedges:
Interest rate contracts	$63	$(213)	$(169)	$(142)
Foreign exchange contracts	126	(289)	470	(387)
	$189	$(502)	$301	$(529)

Amounts related to the interest rate swaps included within accumulated other non-owner changes to equity that were reclassified to expense during the first half of 2015 and 2014 resulted in a fixed rate of interest of 1.03% plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the three- and six- month periods ended June 30, 2015 and 2014.

The following table sets forth the net gain (loss) recorded in other expense (income), net in the consolidated statements of income for the three- and six- month periods ended June 30, 2015 and 2014 for non-designated derivatives held by the Company. Such amounts were substantially offset by the net loss (gain) recorded on the underlying hedged asset or liability, also recorded in other expense (income), net.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Foreign exchange contracts	$(1,671)	$(241)	$6,945	$(988)

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

Level 3	Unobservable inputs for the asset or liability

The following table provides the financial assets and financial liabilities reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Asset derivatives	$399	$—	$399	$—
Liability derivatives	(1,395)	—	(1,395)	—
Bank acceptances	16,785	—	16,785	—
Rabbi trust assets	2,259	2,259	—	—
	$18,048	$2,259	$15,789	$—

December 31, 2014
Asset derivatives	$460	$—	$460	$—
Liability derivatives	(1,646)	—	(1,646)	—
Bank acceptances	10,785	—	10,785	—
Rabbi trust assets	2,092	2,092	—	—
	$11,691	$2,092	$9,599	$—

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

9. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three months ended June 30,		Six months ended June 30,
Pensions	2015	2014	2015	2014
Service cost	$1,299	$1,052	$2,752	$2,307
Interest cost	5,297	5,540	9,992	10,978
Expected return on plan assets	(8,589)	(8,483)	(16,159)	(17,053)
Amortization of prior service cost	77	157	155	334
Amortization of actuarial losses	4,056	2,270	7,485	4,232
Curtailment loss	—	—	—	219
Settlement loss	—	582	—	582
Special termination benefits	—	—	—	715
Net periodic benefit cost	$2,140	$1,118	$4,225	$2,314

	Three months ended June 30,		Six months ended June 30,
Other Postretirement Benefits	2015	2014	2015	2014
Service cost	$36	$29	$73	$81
Interest cost	425	540	918	1,099
Amortization of prior service credit	(141)	(218)	(282)	(435)
Amortization of actuarial losses	244	267	505	483
Curtailment loss	—	—	—	4
Net periodic benefit cost	$564	$618	$1,214	$1,232

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

10. Income Taxes

The Company's effective tax rate from continuing operations for the first half of 2015 was 28.8% compared with 27.8% in the first half of 2014 and 27.6% for the full year 2014. The increase in the first half of 2015 effective tax rate from the full year 2014 rate is primarily due to the expiration of certain tax holidays.

The Aerospace and Industrial segments were previously awarded international tax holidays. The tax holidays awarded to Industrial have expired. The remaining tax holidays for which the Company currently receives benefit relate to Aerospace, the majority of which are due to expire in 2015 through 2016.

11. Changes in Accumulated Other Comprehensive Income by Component

The following table sets forth the changes in accumulated other comprehensive income, net of tax, by component for the six- month periods ended June 30, 2015 and 2014:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2015	$(732)	$(115,289)	$16,568	$(99,453)
Other comprehensive (loss) income before reclassifications to consolidated statements of income	(249)	355	(16,125)	(16,019)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	550	5,096	—	5,646
Net current-period other comprehensive income (loss)	301	5,451	(16,125)	(10,373)
June 30, 2015	$(431)	$(109,838)	$443	$(109,826)

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2014	$(519)	$(73,273)	$99,736	$25,944
Other comprehensive loss before reclassifications to consolidated statements of income	(820)	(8,133)	(10,560)	(19,513)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	291	3,752	—	4,043
Net current-period other comprehensive loss	(529)	(4,381)	(10,560)	(15,470)
June 30, 2014	$(1,048)	$(77,654)	$89,176	$10,474

The following table sets forth the reclassifications out of accumulated other comprehensive income by component for the three-and six- month periods ended June 30, 2015 and 2014:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	Three months ended June 30, 2015	Three months ended June 30, 2014
Gains and losses on cash flow hedges
Interest rate contracts	$(214)	$(222)	Interest expense
Foreign exchange contracts	(116)	(42)	Net sales
	(330)	(264)	Total before tax
	106	92	Tax benefit
	(224)	(172)	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service credits, net	$64	$61	(A)
Amortization of actuarial losses	(4,300)	(2,537)	(A)
Settlement loss	—	(582)	(A)
	(4,236)	(3,058)	Total before tax
	1,421	855	Tax benefit
	(2,815)	(2,203)	Net of tax

Total reclassifications in the period	$(3,039)	$(2,375)
(A) These accumulated other comprehensive income components are included within the computation of net periodic pension cost. See Note 9.

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	Six months ended June 30, 2015	Six months ended June 30, 2014
Gains and losses on cash flow hedges
Interest rate contracts	$(429)	$(439)	Interest expense
Foreign exchange contracts	(360)	(20)	Net sales
	(789)	(459)	Total before tax
	239	168	Tax benefit
	(550)	(291)	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service credits, net	$127	$101	(A)
Amortization of actuarial losses	(7,990)	(4,715)	(A)
Curtailment loss	—	(223)	(A)
Settlement loss	—	(582)	(A)
	(7,863)	(5,419)	Total before tax
	2,767	1,667	Tax benefit
	(5,096)	(3,752)	Net of tax

Total reclassifications in the period	$(5,646)	$(4,043)
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

The following tables set forth information about the Company's operations by its two reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net sales
Industrial	$202,589	$212,768	$402,938	$416,656
Aerospace	112,356	109,310	212,581	217,521
Intersegment sales	(4)	(4)	(4)	(4)
Total net sales	$314,941	$322,074	$615,515	$634,173

Operating profit
Industrial	$29,979	$28,765	$60,958	$48,140
Aerospace	20,670	16,616	33,586	32,366
Total operating profit	50,649	45,381	94,544	80,506
Interest expense	2,586	2,804	5,306	6,123
Other expense (income), net	237	792	318	1,027
Income before income taxes	$47,826	$41,785	$88,920	$73,356

	June 30, 2015	December 31, 2014
Assets
Industrial	$1,251,669	$1,281,974
Aerospace	655,806	655,042
Other (A)	171,168	136,869
Total assets	$2,078,643	$2,073,885

(A) "Other" assets include corporate-controlled assets, the majority of which are cash and deferred tax assets.

13. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not material as of June 30, 2015 and December 31, 2014.

14. Subsequent Event

On July 20, 2015, the Company, through one of its subsidiaries (the “Purchaser”), entered into a Sale and Purchase Agreement (the "SPA") with the three shareholders of privately held HPE S.p.A. (collectively, the “Seller”) for the acquisition (the “Acquisition”) of all of the shares of capital stock of HPE S.p.A. through which Seller owns and operates its Thermoplay business ("Thermoplay”). Thermoplay’s headquarters and manufacturing facility are located in Pont-Saint-Martin in Aosta, Italy, with technical service capabilities in China, India, France, Germany, United Kingdom, Portugal, and Brazil. Thermoplay specializes in the design, development, and manufacturing of hot runner solutions for plastic injection molding, primarily in the packaging, automotive, and medical end markets. The purchase price payable by the Purchaser for the Acquisition under the terms of the SPA is €50 million in cash, subject to certain adjustments in connection with the closing. The closing of the Acquisition is subject to the satisfaction of certain closing conditions, and is currently expected to occur in August 2015. The Company expects to finance the transaction with cash on hand and borrowings under the Company’s revolving credit facility. Following the closing, Thermoplay will operate as a business unit within the Company’s Industrial segment.

__________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three- and six- month periods ended June 30, 2015 and 2014, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 28, 2015 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of June 30, 2015 and the related consolidated statements of income and comprehensive income for the three- and six- month periods ended June 30, 2015 and June 30, 2014 and the consolidated statements of cash flows for the six-month periods ended June 30, 2015 and June 30, 2014. This interim financial information is the responsibility of the Company's management.

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
July 28, 2015

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

Second Quarter 2015 Highlights

In the second quarter of 2015, sales decreased by $7.1 million, or 2.2% from the second quarter of 2014, to $314.9 million. Organic sales increased by $12.8 million, or 4.0%, with growth of 4.6% within the Industrial segment and 2.8% within the Aerospace segment. Sales were impacted by changes in foreign currency which decreased sales by approximately $19.9 million as the U.S. dollar strengthened against foreign currencies.

Operating income in the second quarter of 2015 increased 11.6% to $50.6 million from the second quarter of 2014 and operating margin increased from 14.1% to 16.1%. Operating income benefited primarily from the profit contribution of increased organic sales, partially offset by lower productivity. The second quarter of 2014 included $1.9 million of short-term purchase accounting adjustments related to the acquisition of the Männer Business, whereas the second quarter of 2015 included $0.6 million of short-term purchase accounting adjustments. The second quarter of 2014 also included $2.3 million of pre-tax restructuring charges related to the closure of production operations at a facility in Saline, Michigan (the "Closure").

RESULTS OF OPERATIONS

Net Sales

	Three months ended June 30,				Six months ended June 30,
(in millions)	2015	2014	Change		2015	2014	Change
Industrial	$202.6	$212.8	$(10.2)	(4.8)%	$402.9	$416.7	$(13.7)	(3.3)%
Aerospace	112.4	109.3	3.1	2.8%	212.6	217.5	(4.9)	(2.3)%
Total	$314.9	$322.1	$(7.1)	(2.2)%	$615.5	$634.2	$(18.7)	(2.9)%

The Company reported net sales of $314.9 million in the second quarter of 2015, a decrease of $7.1 million or 2.2%, from the second quarter of 2014. Organic sales increased by $12.8 million, which included increases of $9.7 million and $3.1 million at Industrial and Aerospace, respectively. The strengthening of the U.S. dollar against foreign currencies decreased net sales within the Industrial segment by approximately $19.9 million.

The Company reported net sales of $615.5 million in the first half of 2015, a decrease of $18.7 million or 2.9%, from the first half of 2014. Organic sales increased by $21.2 million, which included an increase of $26.1 million at Industrial and a decrease of $4.9 million at Aerospace. The strengthening of the U.S. dollar against foreign currencies decreased net sales within the Industrial segment by approximately $39.9 million.

Expenses and Operating Income

	Three months ended June 30,				Six months ended June 30,
(in millions)	2015	2014	Change		2015	2014	Change
Cost of sales	$204.1	$211.7	$(7.6)	(3.6)%	$402.5	$426.3	$(23.8)	(5.6)%
% sales	64.8%	65.7%			65.4%	67.2%
Gross profit (1)	$110.8	$110.4	$0.5	0.4%	$213.0	$207.9	$5.1	2.5%
% sales	35.2%	34.3%			34.6%	32.8%
Selling and administrative expenses	$60.2	$65.0	$(4.8)	(7.4)%	$118.5	$127.4	$(8.9)	(7.0)%
% sales	19.1%	20.2%			19.3%	20.1%
Operating income	$50.6	$45.4	$5.3	11.6%	$94.5	$80.5	$14.0	17.4%
% sales	16.1%	14.1%			15.4%	12.7%
(1) Sales less cost of sales.
Cost of sales in the second quarter of 2015 decreased 3.6% from the 2014 period, while gross profit margin increased from 34.3% in the 2014 period to 35.2% in the 2015 period. Gross margins improved at Aerospace and slightly decreased at Industrial. Improvement in gross margin at Aerospace reflects favorable product mix. At Industrial, gross profit during the second quarter of 2014 was partially offset by $0.6 million of short-term purchase accounting adjustments related to the acquisition of the Männer Business and restructure charges of $2.2 million related to the Closure of the Saline facility. Gross profit during the second quarter of 2015 was offset by short-term purchase accounting adjustments of $0.3 million. Selling and administrative expenses in the second quarter of 2015 decreased 7.4% from the 2014 period due in part to foreign exchange translation as the European businesses have expenses primarily denominated in local currencies. Selling and administrative expenses also benefited from a reduction in short-term purchase accounting adjustments related to the acquisition of the Männer Business, which were $1.3 million and $0.3 million during the second quarters of 2014 and 2015, respectively. The second quarter of 2014 also included $0.1 million of charges related to the Closure of the Saline facility. As a percentage of sales, selling and administrative costs decreased slightly from 20.2% in the first quarter of 2014 to 19.1% in the 2015 period. Operating income in the second quarter of 2015 increased 11.6% to $50.6 million from the second quarter of 2014 and operating income margin increased from 14.1% to 16.1%.

Cost of sales in the first half of 2015 decreased 5.6% from the 2014 period, while gross profit margin increased from 32.8% in the 2014 period to 34.6% in the 2015 period. Gross margins improved at Industrial and at Aerospace. At Industrial, gross profit during the first half of 2014 was partially offset by $3.9 million of short-term purchase accounting adjustments related to the acquisition of the Männer Business and restructure charges of $4.4 million related to the Closure of the Saline facility. Gross profit during the first half of 2015 was offset by short-term purchase accounting adjustments of $0.9 million. Selling and administrative expenses in the first half of 2015 decreased 7.0% from the 2014 period due primarily to foreign exchange translation and a reduction in the short-term purchase accounting adjustments related to the acquisition of the Männer Business. Short-term purchase accounting adjustments were $2.9 million and $0.6 million during the first six months of 2014 and 2015, respectively. The first half of 2014 also included $0.6 million of charges related to the Closure of the Saline facility. As a percentage of sales, selling and administrative costs decreased slightly from 20.1% in the first half of 2014 to 19.3% in the 2015 period. Operating income in the first half of 2015 increased 17.4% to $94.5 million from the first half of 2014 and operating income margin increased from 12.7% to 15.4%.

Interest expense
Interest expense decreased by $0.2 million in the second quarter of 2015, as compared with the prior year period, as a result of lower average borrowings, partially offset by higher average interest rates. Interest expense decreased by $0.8 million in the first half of 2015, as compared with the prior year period, as a result of lower average borrowings and lower average interest rates.

Other expense (income), net
Other expense (income), net in the second quarter of 2015 was $0.2 million compared to $0.8 million in the second quarter of 2014. In the first half of 2015, other expense (income), net was $0.3 million compared to $1.0 million in the first half of 2014.

Income Taxes
The Company's effective tax rate from continuing operations for the first half of 2015 was 28.8% compared with 27.8% in the first half of 2014 and 27.6% for the full year 2014. The increase in the first half of 2015 effective tax rate from the full year

2014 rate is primarily due to the expiration of certain tax holidays.

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

Income and Income per Share

	Three months ended June 30,				Six months ended June 30,
(in millions, except per share)	2015	2014	Change		2015	2014	Change
Net income	$34.2	$30.2	$4.0	13.2%	$63.3	$53.0	$10.3	19.5%
Net income per common share:
Basic	$0.62	$0.55	$0.07	12.7%	$1.15	$0.97	$0.18	18.6%
Diluted	0.61	0.54	0.07	13.0%	1.14	0.95	0.19	20.0%
Weighted average common shares outstanding:
Basic	55.1	54.7	0.4	0.7%	55.1	54.7	0.4	0.8%
Diluted	55.7	55.9	(0.2)	(0.4)%	55.7	56.0	(0.3)	(0.5)%

Basic and diluted net income per common share increased for the three- and six- month periods as compared to 2014. The increases were directly attributable to the increases in net income for the periods. Basic weighted average common shares outstanding increased slightly due to the issuance of additional shares for employee stock plans. The impact of these issuances was partially offset by the repurchase of 286,699 shares during the first half of 2015 as part of the Company's repurchase program. Diluted weighted average common shares outstanding decreased as a result of a decrease in potentially issuable shares, due primarily to the redemption of the 3.375% Convertible Notes during 2014, partially offset by the increase in basic weighted average common shares outstanding.

Financial Performance by Business Segment

Industrial

	Three months ended June 30,				Six months ended June 30,
(in millions)	2015	2014	Change		2015	2014	Change
Sales	$202.6	$212.8	$(10.2)	(4.8)%	$402.9	$416.7	$(13.7)	(3.3)%
Operating profit	30.0	28.8	1.2	4.2%	61.0	48.1	12.8	26.6%
Operating margin	14.8%	13.5%			15.1%	11.6%

Sales at Industrial were $202.6 million in the second quarter of 2015, a $10.2 million decrease from the second quarter of 2014. Organic sales increased by $9.7 million, or 4.6%, during the 2015 period, primarily due to favorable end-markets served by our tool and die and plastics businesses. Sales were impacted by foreign currency which decreased sales by approximately $19.9 million as the U.S. dollar strengthened against foreign currencies, primarily the Euro. In the first half of 2015, this segment reported sales of $402.9 million, a 3.3% decrease from the first half of 2014. Organic sales increased by $26.1 million, or 6.3%, during the 2015 period. The impact of foreign currency translation decreased sales by approximately $39.9 million.

Operating profit in the second quarter of 2015 at Industrial was $30.0 million, an increase of $1.2 million from the second quarter of 2014. Operating profit benefited primarily from the profit contribution of increased organic sales and was more than offset by lower productivity, including additional costs associated with new product introductions, and the unfavorable impact of foreign exchange. The second quarter of 2014 included $1.9 million of short-term purchase accounting adjustments related to the acquisition of the Männer Business, whereas the second quarter of 2015 included $0.6 million of such adjustments. The 2014 period also included $2.3 million of pre-tax restructuring charges related to the closure of production operations at a facility in Saline, Michigan. Operating margin increased from 13.5% in the 2014 period to 14.8% in the 2015 period primarily as a result of these items. Operating profit in the first half of 2015 was $61.0 million, an increase of $12.8 million from the first half of 2014. Operating profit benefited primarily from the profit contribution of increased organic sales within our end markets, partially offset by lower productivity and foreign exchange. The first half of 2014 included $6.8 million of short-term purchase accounting adjustments related to the acquisition of the Männer Business, whereas the first half of 2015 included $1.5 million of such adjustments. The first half of 2014 also included $5.1 million of pre-tax restructuring charges related to the Closure.

Outlook: In the Industrial manufacturing businesses, management is focused on generating organic sales growth through the introduction of new products and by leveraging the benefits of the diversified products and industrial end-markets in which its businesses have a global presence. Although the Company expects continued organic sales growth provided global trends and economic conditions within our end-markets remain positive, we have seen some relative softness in certain North American industrial markets and within China. As noted above, our sales were negatively impacted by fluctuations in foreign currencies during the first half of 2015. A significant portion of businesses within the Industrial segment are domiciled in Europe. To the extent that the U.S. dollar remains strong as compared with the Euro and other foreign currencies, our sales may continue to be unfavorably impacted by foreign currency relative to the prior year periods. The relative impact on operating profit is not expected to be as significant as the impact on sales as the European businesses have expenses primarily denominated in local currencies, where their revenues reside. The Company also remains focused on sales growth through acquisition and expanding geographic reach. Strategic investments in new technologies, manufacturing processes and product development are expected to provide incremental benefits over the long term. The Company is currently in the process of negotiating a collective bargaining agreement (“CBA”) with certain unionized employees at the Bristol, CT and Corry, PA facilities, which are located within the Associated Spring business unit. The current CBA expired on November 30, 2014, and we continue to negotiate to reach a successor agreement.

Operating profit is largely dependent on the sales volumes and mix of the businesses in the segment. Management continues to focus on improving profitability and expanding margins through leveraging organic sales growth, acquisitions, pricing initiatives, and productivity and process improvements. Costs associated with new product and process introductions, strategic investments and the integration of acquisitions may negatively impact operating profit.

Aerospace

	Three months ended June 30,				Six months ended June 30,
(in millions)	2015	2014	Change		2015	2014	Change
Sales	$112.4	$109.3	$3.1	2.8%	$212.6	$217.5	$(4.9)	(2.3)%
Operating profit	20.7	16.6	4.1	24.4%	33.6	32.4	1.2	3.8%
Operating margin	18.4%	15.2%			15.8%	14.9%

The Aerospace segment reported sales of $112.4 million in the second quarter of 2015, a 2.8% increase from the second quarter of 2014. Sales within the spare parts business increased significantly during the second quarter of 2015, whereas sales within the original equipment manufacturing ("OEM") and aftermarket repair and overhaul ("MRO") businesses were flat. The spare parts business benefited from increased demand as a result of higher airline hours and customer restocking of inventory, whereas the MRO business was impacted by deferred maintenance on certain platforms. Sales were not impacted by changes in foreign currency as sales within the segment are largely denominated in U.S. dollars. In the first half of 2015, this segment reported sales of $212.6 million, a 2.3% decrease from the first half of 2014, primarily as a result of increased sales within the spare parts business, more than offset by lower sales within the OEM and MRO businesses.

Operating profit at Aerospace in the second quarter of 2015 increased 24.4% from the second quarter of 2014 to $20.7 million, driven primarily by increased sales contributions within the spare parts business. Operating profit also benefited from the Component Repair Programs ("CRPs") within the MRO business and favorable product mix within the OEM business. Operating margin increased from 15.2% in the 2014 period to 18.4% in the 2015 period primarily as a result of these items. Operating profit in the first half of 2015 increased 3.8% from the first half of 2014 to $33.6 million, also driven by increased contributions from the spare parts business and the CRPs, in addition to favorable product mix at OEM.

Outlook: Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the worldwide economy and are supported by its order backlog through participation in certain strategic commercial and military engine and airframe programs. As noted above, a sales decrease within OEM during the first half of 2015 reflected the timing of deliveries to customers, however the Company expects higher sales during the second half of 2015 given a ramp up in customer delivery schedules. Over the next several years, the Company expects continued strength in demand for new engines, driven by increased commercial aircraft production. Backlog at OEM was $530.8 million at June 30, 2015, an increase of 2.4% since December 31, 2014, at which time backlog was $518.6 million. Approximately 63% of this backlog at June 30, 2015 is expected to be shipped over the next 12 months. The Aerospace OEM business may be impacted by changes in the content levels on certain platforms, changes in customer sourcing decisions, adjustments to customer inventory levels, commodity availability and pricing, changes in production schedules of specific engine and airframe programs, as well as the pursuit of new programs. Sales levels in the Aerospace aftermarket business may be impacted by fluctuations in end-market demand, inventory management and changes in customer sourcing, deferred or limited maintenance activity during engine shop visits and the use of surplus (used) material during the engine repair and overhaul process. End markets are expected to grow based on the long term underlying fundamentals of the aerospace industry. Management continues to believe its Aerospace aftermarket business is competitively positioned based on well-established long-term customer relationships, including maintenance and repair contracts in the MRO business and long-term Revenue Sharing Programs ("RSPs") and CRPs, expanded capabilities and current capacity levels. Fluctuations in fuel costs within the aerospace industry could impact levels and frequency of aircraft maintenance and overhaul activities, and airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the value associated with new fuel efficient technologies. The Company does not expect that fluctuations in fuel costs will have a significant impact in the near term.

Management is focused on growing operating profit at Aerospace primarily through leveraging organic sales growth, strategic investments, productivity initiatives, new product and process introductions and continued cost management. Operating profit is expected to be affected by the impact of changes in sales volume, mix and pricing, particularly as they relate to the highly profitable aftermarket RSP spare parts business, and investments made in each of its businesses. Costs associated with new product and process introductions and the physical transfer of work to lower cost manufacturing regions may negatively impact operating profit.

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

On October 15, 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), as purchasers, for the issuance of $100.0 million aggregate principal amount of 3.97% senior notes due October 17, 2024 (the “3.97% Senior Notes”). The Company completed funding of the transaction and issued the 3.97% Senior Notes on October 17, 2014. The 3.97% Senior Notes are senior unsecured obligations of the Company and will pay interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Senior Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Senior Notes in an amount equal to 100% of the principal amount of the 3.97% Senior Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The Note Purchase Agreement contains customary affirmative and negative covenants that are similar to the covenants required under the Amended Credit Agreement, as discussed below. At June 30, 2015, the Company was in compliance with all covenants under the Note Purchase Agreement.

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

The Company's borrowing capacity may be limited by various debt covenants in the Amended Credit Agreement and the Note Purchase Agreement (the "Agreements"). The Agreements require the Company to maintain a ratio of Consolidated Senior Debt, as defined in the Agreements, to Consolidated EBITDA, as defined, of not more than 3.25 times at the end of each fiscal quarter ("Senior Debt Ratio"), a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times at the end of each fiscal quarter, and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25 times at the end of each fiscal quarter. The Agreements also provide that in connection with certain permitted acquisitions with aggregate consideration in excess of $150.0 million, the Consolidated Senior Debt to EBITDA ratio and the Consolidated Total Debt to EBITDA ratio are permitted to increase to 3.50 times and 4.25 times, respectively, for a period of the four fiscal quarters ending after the closing of the acquisition. At June 30, 2015, the Company was in compliance with all covenants under the Agreements. The Company's most restrictive financial covenant is the Senior Debt Ratio which requires the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.25 times at June 30, 2015. The actual ratio at June 30, 2015 was 1.77 times.

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the Amended Credit Facility and currently expects that its bank syndicate, comprised of 17 banks, will continue to support its Amended Credit Agreement which matures in September 2018. At June 30, 2015, the Company had $377.0 million unused and available for borrowings under its $750.0 million Amended Credit Facility, subject to covenants in the Company's debt agreements. At June 30, 2015, additional borrowings of $625.2 million of Total Debt and $414.7 million of Senior Debt would have been allowed under the financial covenants. The Company intends to use borrowings under its Amended Credit Facility to support the Company's ongoing growth initiatives. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements.

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

Cash Flow

	Six months ended June 30,
(in millions)	2015	2014	Change
Operating activities	$85.9	$64.9	$21.0
Investing activities	(40.0)	(68.4)	28.4
Financing activities	(8.2)	(5.1)	(3.1)
Exchange rate effect	(1.8)	(0.1)	(1.7)
Increase (decrease) in cash	$35.9	$(8.6)	$44.5

Operating activities provided $85.9 million in the first six months of 2015 compared to $64.9 million in the first six months of 2014. Operating cash flows in the 2015 period were positively impacted by improved operating performance and a decrease in cash used for working capital driven by lower levels of sales growth relative to the 2014 period which resulted in less of an increase in receivables and inventory in 2015. These improvements were partially offset by a reduction in accrued liabilities in the 2015 period related primarily to accrued employee incentive compensation.

Investing activities used $40.0 million and $68.4 million in the first six months of 2015 and 2014, respectively, which included capital expenditures of $22.4 million in the 2015 period compared to $25.8 million in the 2014 period. The Company expects capital spending in 2015 to be in the range of $55 to $60 million, in line with 2014 spending of $57.4 million. Investing activities in the first six months of 2015 also included payments related to the Component Repair Program ("CRP"), executed in June 2014, of $19.0 million compared to $41.0 million in the first six months of 2014.

Financing activities in the first six months of 2015 included a net decrease in borrowings of $3.4 million compared to a net increase of $23.1 million in the comparable 2014 period. Financing activities in the 2014 period also included the payment of an assumed liability to the seller in connection with the acquisition of the Männer Business. Proceeds from the issuance of common stock were $9.7 million and $9.4 million in the 2015 and 2014 periods, respectively. During the first six months of 2015 and 2014, the Company repurchased 0.3 million and 0.2 million shares, respectively, of the Company's stock. The cost of the repurchases was $11.5 million in the 2015 period and $8.4 million in the 2014 period. Total cash used to pay dividends increased to $13.1 million in the 2015 period compared to $11.9 million in the 2014 period, primarily due to a dividend rate increase. Other financing cash flows during the first six months of 2015 include $8.7 million of net cash proceeds from the settlement of foreign currency hedges related to intercompany financing.

At June 30, 2015, the Company held $82.0 million in cash and cash equivalents, the majority of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions and are expected to primarily fund international investments. The Company has not repatriated any portion of current year foreign earnings to the U.S. during the first six months of 2015; however, repatriations of a portion of current year foreign earnings are planned during the remainder of 2015.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At June 30, 2015, $373.0 million was borrowed at an interest rate of 1.29% under the Company's $750.0 million Amended Credit Facility which matures in September 2018. In addition, as of June 30, 2015, the Company had $20.9 million in borrowings under short-term bank credit lines. At June 30, 2015, the Company's total borrowings were comprised of 41% fixed rate debt and 59% variable rate debt. The interest payments on $100.0 million of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the respective interest rate swaps that were executed in April 2012.

Debt Covenants

Borrowing capacity is limited by various debt covenants in the Company's debt agreements. As of June 30, 2015, the most restrictive financial covenant is included within the Amended Credit Agreement and the Note Purchase Agreement and requires the Company to maintain a maximum ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times for the four fiscal quarters then ending. The Agreements also contain other financial covenants that require the maintenance of a certain other debt ratio, Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times and a certain interest coverage ratio, Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of at least 4.25 times, at June 30, 2015. The Agreements also provide that in connection with certain permitted acquisitions with aggregate consideration in excess of $150.0 million, the Consolidated Senior Debt to EBITDA ratio and the Consolidated Total Debt to EBITDA ratio are permitted to increase to 3.50 times and 4.25 times, respectively, for a period of the four fiscal quarters ending after the closing of the acquisition. Following is a reconciliation of Consolidated EBITDA to the Company's net income (in millions):

Four fiscal quarters ended June 30, 2015
Net income	$128.7
Add back:
Interest expense	10.6
Income taxes	51.2
Depreciation and amortization	78.5
Adjustment for non-cash stock based compensation	8.2
Other adjustments	3.4
Consolidated EBITDA, as defined	$280.6

Consolidated Senior Debt, as defined, as of June 30, 2015	$497.3
Ratio of Consolidated Senior Debt to Consolidated EBITDA	1.77
Maximum	3.25
Consolidated Total Debt, as defined, as of June 30, 2015	$497.3
Ratio of Consolidated Total Debt to Consolidated EBITDA	1.77
Maximum	4.00
Consolidated Cash Interest Expense, as defined, as of June 30, 2015	$10.6
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	26.54
Minimum	4.25

The Amended Credit Agreement allows for certain adjustments within the calculation of the financial covenants. Other adjustments consist of net gains on the sale of assets, net losses from discontinued operations, due diligence and transaction expenses as permitted under the Amended Credit Agreement and restructuring charges related to the Closure of the Saline facility. The Company's financial covenants are measured as of the end of each fiscal quarter. At June 30, 2015, additional borrowings of $625.2 million of Total Debt and $414.7 million of Senior Debt would have been allowed under the covenants. Senior Debt includes primarily the borrowings under the Amended Credit Facility, the 3.97% Senior Notes and the borrowings under the lines of credit. The Company's unused credit facilities under the Amended Credit Facility at June 30, 2015 were $377.0 million.

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

Critical Accounting Policies

Goodwill and Indefinite-Lived Intangible Assets: Goodwill and indefinite-lived intangible assets are subject to impairment testing annually or earlier if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Management completes their annual impairment assessment during the second quarter of each year. The Company utilizes the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test in accordance with the applicable accounting standards. Under the qualitative assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, overall unit performance and events directly affecting a unit. If the Company determines that the two-step quantitative impairment test is required, management estimates the fair value of the reporting unit primarily using the income approach, which reflects management’s cash flow projections, and also evaluates the fair value using the market approach. Inherent in management’s development of cash flow projections are assumptions and estimates, including those related to future earnings and growth and the weighted average cost of capital. Based on this second quarter assessment, the estimated fair value of all reporting units significantly exceeded their carrying values. There was no goodwill impairment at any reporting units through June 30, 2015. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company-specific and overall economic conditions. Management’s quantitative assessment during the second quarter of 2015 included a review of the potential impacts of current and projected market conditions from a market participant’s perspective on reporting units’ projected cash flows, growth rates and cost of capital to assess the likelihood of whether the fair value would be less than the carrying value. While management expects future operating improvements at certain reporting units to result from improving end-market conditions, new product introductions and further market penetration, there can be no assurance that such expectations will be met or that the fair value of the reporting units will continue to exceed their carrying values. If the fair values were to fall below the carrying values, a non-cash impairment charge to income from operations could result.
During the second quarter of 2015, the Company changed its annual impairment testing of its trade names, indefinite-lived intangible assets, from July 1 to April 1. The Company believes this timing is preferable as it better aligns with its annual testing of goodwill impairment. The Company completed its annual testing in the second quarter of 2015 and determined that there were no impairments through June 30, 2015.

Recent Accounting Changes

In May 2014, the FASB amended its guidance related to revenue recognition. The amended guidance establishes a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The amended guidance clarifies that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the amended guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The amended guidance applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The amended guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. On July 9, 2015, the FASB approved a deferral of the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. Entities have the option of using either a full retrospective or modified approach to the amended guidance. The Company is evaluating this guidance and has not determined the impact that it may have on its financial statements nor decided upon the method of adoption.

EBITDA

EBITDA for the first half of 2015 was $133.9 million compared to $122.0 million in the first half of 2014. EBITDA is a measurement not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Six months ended June 30,
	2015	2014
Net income	$63.3	$53.0
Add back:
Interest expense	5.3	6.1
Income taxes	25.6	20.4
Depreciation and amortization	39.6	42.5
EBITDA	$133.9	$122.0

FORWARD-LOOKING STATEMENTS

Certain of the statements in this quarterly report contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements often address our expected future operating and financial performance and financial condition, and often contain words such as "anticipate," "believe," "expect," "plan," "strategy," "estimate," "project," and similar terms. These forward-looking statements do not constitute guarantees of future performance and are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. These include, among others: difficulty maintaining relationships with employees, including unionized employees, customers, distributors, suppliers, business partners or governmental entities; failure to successfully negotiate collective bargaining agreements or potential strikes, work stoppages or other similar events; difficulties leveraging market opportunities; changes in market demand for our products and services; rapid technological and market change; the ability to protect intellectual property rights; introduction or development of new products or transfer of work; higher risks in international operations and markets; the impact of intense competition; acts of terrorism, cybersecurity attacks or intrusions that could adversely impact our businesses; and other risks and uncertainties described in documents filed with or furnished to the Securities and Exchange Commission ("SEC") by the Company, including, among others, those in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors sections of the Company's filings. The risks and uncertainties described in our periodic filings with the SEC include, among others, uncertainties relating to conditions in financial markets; currency fluctuations and foreign currency exposure; future financial performance of the industries or customers that we serve; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; inability to realize expected sales or profits from existing backlog due to a range of factors, including insourcing decisions, material changes, production schedules and volumes of specific programs; the impact of government budget and funding decisions; changes in raw material or product prices and availability; integration of acquired businesses; restructuring costs or savings; the continuing impact of prior acquisitions and divestitures and our pending acquisition of Thermoplay S.p.A. and any other future strategic actions, including acquisitions, divestitures, restructurings, or strategic business realignments, and our ability to achieve the financial and operational targets set in connection with any such actions; the outcome of pending and future legal, governmental, or regulatory proceedings and contingencies and uninsured claims; future repurchases of common stock; future levels of indebtedness; and numerous other matters of a global, regional or national scale, including those of a political, economic, business, competitive, environmental, regulatory and public health nature. The Company assumes no obligation to update its forward-looking statements.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's second fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)

April 1-30, 2015	611		$40.39	—	2,428,509
May 1-31, 2015	248,359		$39.98	242,774	2,185,735
June 1-30, 2015	44,127		$40.08	43,925	2,141,810
Total	293,097	(2)		286,699

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

(2)
Other than 286,699 shares purchased in the second quarter of 2015, which were purchased as part of the Company's 2011 Program, all acquisitions of equity securities during the second quarter of 2015 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

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

Barnes Group Inc.
(Registrant)

Date:	July 28, 2015	/s/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr. Senior Vice President, Finance Chief Financial Officer (Principal Financial Officer)

Date:	July 28, 2015	/s/ MARIAN ACKER
Marian Acker Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended June 30, 2015

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