Form 10-Q
period 2015-09-30
BARNES GROUP INC
filed 2015-10-27
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

The registrant had outstanding 54,901,368 shares of common stock as of October 21, 2015.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended September 30, 2015

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” under Part I - Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net sales	$291,434	$317,659	$906,949	$951,832

Cost of sales	191,132	206,410	593,609	632,671
Selling and administrative expenses	56,555	60,364	175,049	187,770
	247,687	266,774	768,658	820,441
Operating income	43,747	50,885	138,291	131,391

Interest expense	2,637	2,435	7,944	8,558
Other (income) expense, net	(545)	741	(228)	1,768
Income from continuing operations before income taxes	41,655	47,709	130,575	121,065
Income taxes	7,984	13,407	33,601	33,782
Income from continuing operations	33,671	34,302	96,974	87,283
Loss from discontinued operations, net of income taxes	—	(425)	—	(425)
Net income	$33,671	$33,877	$96,974	$86,858

Per common share:
Basic:
Income from continuing operations	$0.61	$0.63	$1.76	$1.60
Loss from discontinued operations, net of income taxes	—	(0.01)	—	(0.01)
Net income	$0.61	$0.62	$1.76	$1.59
Diluted:
Income from continuing operations	$0.61	$0.62	$1.74	$1.57
Loss from discontinued operations, net of income taxes	—	(0.01)	—	(0.01)
Net income	$0.61	$0.61	$1.74	$1.56
Dividends	0.12	0.11	0.36	0.33

Weighted average common shares outstanding:
Basic	55,199,315	54,879,329	55,140,774	54,756,794
Diluted	55,588,092	55,509,658	55,647,971	55,803,370

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$33,671	$33,877	$96,974	$86,858
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on hedging activities, net of tax (1)	(174)	564	127	33
Foreign currency translation adjustments, net of tax (2)	(22,722)	(41,279)	(38,847)	(51,837)
Defined benefit pension and other postretirement benefits, net of tax (3)	3,592	2,863	9,043	(1,518)
Total other comprehensive loss, net of tax	(19,304)	(37,852)	(29,677)	(53,322)
Total comprehensive income (loss)	$14,367	$(3,975)	$67,297	$33,536

(1) Net of tax of $(96) and $256 for the three months ended September 30, 2015 and 2014, respectively, and $(64) and $62 for the nine months ended September 30, 2015 and 2014, respectively.

(2) Net of tax of $(188) and $(1,376) for the three months ended September 30, 2015 and 2014, respectively, and $(1,569) and $(2,143) for the nine months ended September 30, 2015 and 2014, respectively.

(3) Net of tax of $1,383 and $869 for the three months ended September 30, 2015 and 2014, respectively, and $4,150 and $(2,121) for the nine months ended September 30, 2015 and 2014, respectively.

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$65,763	$46,039
Accounts receivable, less allowances (2015 - $3,487; 2014 - $3,873)	275,055	275,890
Inventories	213,321	212,044
Deferred income taxes	27,759	31,849
Prepaid expenses and other current assets	28,969	22,574
Total current assets	610,867	588,396

Deferred income taxes	2,750	10,061

Property, plant and equipment	697,902	672,225
Less accumulated depreciation	(387,682)	(372,790)
	310,220	299,435

Goodwill	595,131	594,949
Other intangible assets, net	528,051	554,694
Other assets	31,059	26,350
Total assets	$2,078,078	$2,073,885

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$10,509	$8,028
Accounts payable	105,413	94,803
Accrued liabilities	131,356	161,397
Long-term debt - current	1,523	862
Total current liabilities	248,801	265,090

Long-term debt	467,962	495,844
Accrued retirement benefits	107,564	115,057
Deferred income taxes	69,946	70,147
Other liabilities	22,254	15,954

Commitments and contingencies (Note 14)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2015 - 62,057,230 shares; 2014 - 61,229,980 shares)	620	612
Additional paid-in capital	424,979	405,525
Treasury stock, at cost (2015 - 7,156,256 shares; 2014 - 6,729,438 shares)	(186,386)	(169,405)
Retained earnings	1,051,468	974,514
Accumulated other non-owner changes to equity	(129,130)	(99,453)
Total stockholders' equity	1,161,551	1,111,793
Total liabilities and stockholders' equity	$2,078,078	$2,073,885

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2015	2014
Operating activities:
Net income	$96,974	$86,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,249	62,556
Amortization of convertible debt discount	—	731
(Gain) loss on disposition of property, plant and equipment	(1,269)	103
Stock compensation expense	6,934	5,453
Withholding taxes paid on stock issuances	(4,898)	(4,357)
Loss on the sale of businesses	—	1,586
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	2,221	(26,648)
Inventories	(3,593)	(8,481)
Prepaid expenses and other current assets	(7,617)	(3,074)
Accounts payable	8,667	8,237
Accrued liabilities	(10,647)	8,630
Deferred income taxes	4,741	(6,942)
Long-term retirement benefits	(166)	(6,400)
Other	2,481	3,519
Net cash provided by operating activities	153,077	121,771

Investing activities:
Proceeds from disposition of property, plant and equipment	3,311	627
Payments for the sale of businesses	—	(1,181)
Change in restricted cash	—	4,886
Capital expenditures	(31,412)	(43,594)
Business acquisitions, net of cash acquired	(43,485)	—
Component Repair Program payments	(19,000)	(41,000)
Other	—	(1,030)
Net cash used by investing activities	(90,586)	(81,292)

Financing activities:
Net change in other borrowings	2,491	24,663
Payments on long-term debt	(137,699)	(183,673)
Proceeds from the issuance of long-term debt	107,766	158,883
Payment of assumed liability to Otto Männer Holding AG	—	(19,796)
Premium paid on convertible debt redemption	—	(14,868)
Proceeds from the issuance of common stock	11,183	10,323
Common stock repurchases	(12,082)	(8,389)
Dividends paid	(19,713)	(17,925)
Excess tax benefit on stock awards	2,621	4,625
Other	6,341	(185)
Net cash used by financing activities	(39,092)	(46,342)

Effect of exchange rate changes on cash flows	(3,675)	(1,986)
Increase (decrease) in cash and cash equivalents	19,724	(7,849)
Cash and cash equivalents at beginning of period	46,039	70,856
Cash and cash equivalents at end of period	$65,763	$63,007

Supplemental Disclosure of Cash Flow Information:
Non-cash investing activities in 2014 include the acquisition of $39,000 of intangible assets, and the recognition of corresponding liabilities, in connection with the Component Repair Program. See Note 5.

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data)
(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income, comprehensive income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2014 has been derived from the 2014 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair statement of the results, have been included. Operating results for the nine-month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

2. Acquisition

On August 7, 2015, the Company, through one of its subsidiaries, completed the acquisition of the Thermoplay business ("Thermoplay") by acquiring all of the capital stock of privately held HPE S.p.A., the parent company through which Thermoplay operates. Thermoplay’s headquarters and manufacturing facility are located in Pont-Saint-Martin in Aosta, Italy, with technical service capabilities in China, India, France, Germany, United Kingdom, Portugal, and Brazil. Thermoplay, which is being integrated into our Industrial segment, specializes in the design, development, and manufacturing of hot runner solutions for plastic injection molding, primarily in the packaging, automotive, and medical end markets. The Company acquired Thermoplay for an aggregate cash purchase price of €58,903 ($64,608), which is subject to post closing adjustments under the terms of the Sale and Purchase Agreement ("SPA"). The Company paid €56,700 ($62,191) in cash, using cash on hand and borrowings under the Company's revolving credit facility and recorded a liability of €2,203 ($2,416) related to the estimated post closing adjustments. The purchase price includes adjustments under the terms of the SPA, including approximately €17,054 ($18,706) related to cash acquired. In connection with the acquisition, the Company recorded $14,770 of intangible assets and $20,249 of goodwill. See Note 5 to the Consolidated Financial Statements. Pro forma operating results for the Thermoplay acquisition are not presented as the results would not be significantly different than historical results.

During the nine months ended September 30, 2015, the Company incurred $2,239 of acquisition-related costs related to the Thermoplay acquisition. These costs include due diligence costs and transaction costs to complete the acquisition and have been recognized in the Consolidated Statements of Income as selling and administrative expenses.
The operating results of Thermoplay have been included in the Consolidated Statements of Income since the date of acquisition. The Company reported $4,595 in net sales for the period from the acquisition date through September 30, 2015. Thermoplay results have been included within the Industrial segment's operating profit.

3. Net Income Per Common Share

For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans and convertible senior subordinated notes. For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding was increased by 388,777 and 630,329 for the three-month periods ended September 30, 2015 and 2014, respectively, and 507,197 and 1,046,576 for the nine-month periods ended September 30, 2015 and 2014, respectively, to account for the potential dilutive effect of stock-based incentive plans and for 2014 the effect of the Company's 3.375% Senior Subordinated Convertible Notes (the "3.375% Notes"). The decrease in potentially issuable shares in the nine-months ended September 30, 2015 was due primarily to the redemption of the 3.375% Notes, which occurred during 2014. There were no adjustments to net income for the purposes of computing income available to common stockholders for those periods.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three-month periods ended September 30, 2015 and 2014, the Company excluded 209,102 and 92,049 stock options, respectively, from the calculation of weighted-average diluted shares outstanding as the stock options would have been anti-dilutive. During the nine-month periods ended September 30, 2015 and 2014, the Company excluded 203,001 and 92,049 stock options, respectively, from the calculation of weighted-average diluted shares outstanding as the stock options would have been anti-dilutive.

The Company granted 122,700 stock options, 106,685 restricted stock unit awards and 85,465 performance share awards in February 2015 as part of its annual grant awards. All of the stock options and the restricted stock unit awards vest upon meeting certain service conditions. The restricted stock unit awards are included in basic weighted-average common shares outstanding as they contain nonforfeitable rights to dividend payments. The performance share awards are part of a long-term incentive program and are based on performance goals that are driven by three independently measured metrics: the Company's total shareholder return ("TSR"), return on invested capital ("ROIC") and operating income before depreciation and amortization growth (each metric weighted equally). The TSR and operating income before depreciation and amortization growth metrics are designed to assess the Company's performance relative to the performance of companies included in the Russell 2000 Index over the three-year term of the program ending December 31, 2017. The ROIC metric is measured based on pre-established Company targets over the same period. The participants can earn from zero to 250% of the target award and the award includes a forfeitable right to dividend equivalents, which are not included in the aggregate target award numbers. The fair value of the TSR portion of the performance share awards was determined using a Monte Carlo valuation method as the award contains a market condition.

4. Inventories

The components of inventories consisted of:

	September 30, 2015	December 31, 2014
Finished goods	$78,712	$83,905
Work-in-process	80,099	79,563
Raw material and supplies	54,510	48,576
	$213,321	$212,044
5. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended September 30, 2015:

	Industrial	Aerospace	Total Company
January 1, 2015	$564,163	$30,786	$594,949
Goodwill acquired	20,249	—	20,249
Foreign currency translation	(20,067)	—	(20,067)
September 30, 2015	$564,345	$30,786	$595,131

The changes recorded at Industrial include $20,249 of goodwill resulting from the acquisition of Thermoplay in August 2015. The amount allocated to goodwill reflects the benefits that the Company expects to realize from geographical expansion, new end-market applications within the plastics market, future enhancements to technology and Thermoplay’s assembled workforce. None of the recognized goodwill is expected to be deductible for income tax purposes. The final purchase price allocation is subject to post-closing adjustments pursuant to the SPA.

In the second quarter of 2015, management performed its annual impairment testing of goodwill. Based on this assessment, there was no goodwill impairment recognized.

Other Intangible Assets:
Other intangible assets consisted of:

		September 30, 2015		December 31, 2014
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs (RSPs)	Up to 30	$293,700	$(82,137)	$293,700	$(72,958)
Component repair programs (CRPs)	Up to 30	106,639	(4,996)	106,639	(1,941)
Customer lists/relationships	10-16	193,266	(38,978)	183,406	(30,731)
Patents and technology	6-14	66,152	(27,619)	62,972	(22,356)
Trademarks/trade names	10-30	11,950	(9,215)	11,950	(8,552)
Other	Up to 15	16,552	(15,101)	19,292	(14,806)
		688,259	(178,046)	677,959	(151,344)
Unamortized intangible asset:
Trade names		38,370	—	36,900	—
Foreign currency translation		(20,532)	—	(8,821)	—
Other intangible assets		$706,097	$(178,046)	$706,038	$(151,344)

Estimated amortization of intangible assets for future periods is as follows: 2015 - $41,000; 2016 - $36,000; 2017 - $36,000; 2018 - $37,000 and 2019 - $35,000.

In connection with the acquisition of Thermoplay in August 2015, the Company recorded intangible assets of $14,770 which includes $9,860 of customer relationships, $3,180 of patents and technology, $1,470 of an indefinite life trade name and $260 of customer backlog. The weighted-average useful lives of the acquired assets were 13 years, 6 years and less than one year, respectively.

During the second quarter of 2015, the Company changed its annual impairment testing of its trade names, indefinite-lived intangible assets, from July 1 to April 1. The Company believes this timing is preferable as it better aligns with its annual testing of goodwill impairment. The Company completed its annual testing in the second quarter of 2015 and determined that there were no impairments recognized.

In June 2014, the Company entered into a second Component Repair Program ("CRP") with its customer, General Electric ("GE"). This CRP provides for, among other items, the right to sell certain aftermarket component repair services for CFM56 engines directly to other customers as one of a few GE licensed suppliers. In addition, this CRP extends existing contracts under which the Company currently provides these services directly to GE. As consideration for these rights, the Company agreed to pay $80,000. The Company paid $61,000 during 2014 and $19,000 during the second quarter of 2015. The length of the program rights are for the remaining life of all CFM56 engine lines and the amortization of the intangible will be recognized as a reduction to sales over this life.

6. Debt

The Company's debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios. The Company is in compliance with its financial covenants as of September 30, 2015, and continues to monitor its future compliance based on current and anticipated future economic conditions.

Long-term debt and notes and overdrafts payable at September 30, 2015 and December 31, 2014 consisted of:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit agreement	$361,312	$357,962	$393,518	$394,917
3.97% Senior Notes	100,000	105,551	100,000	102,859
Borrowings under lines of credit and overdrafts	10,509	10,509	8,028	8,028
Other foreign bank borrowings	449	447	—	—
Capital leases	7,724	8,256	3,188	3,479
	479,994	482,725	504,734	509,283
Less current maturities	(12,032)		(8,890)
Long-term debt	$467,962		$495,844

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

Borrowings and availability under the Amended Credit Agreement were $361,312 and $388,688, respectively, at September 30, 2015 and $393,518 and $356,482, respectively, at December 31, 2014. Borrowings included Euro-denominated borrowings of €900 ($1,012) at September 30, 2015 and €30,945 ($37,618) at December 31, 2014. The interest rate on these borrowings was 1.30% and 1.33% on September 30, 2015 and December 31, 2014, respectively. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings are valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

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
The Company's borrowing capacity may be limited by various debt covenants in the Amended Credit Agreement and the Note Purchase Agreement (the "Agreements"). The Agreements contain customary affirmative and negative covenants, including, among others, limitations on indebtedness, liens, investments, restricted payments, dispositions and business activities. The Agreements require the Company to maintain a ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times at the end of each fiscal quarter, provided that such ratio may increase to 3.50 times following the consummation of certain acquisitions. In addition, the Agreements require the Company to maintain (i) a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times at the end of each fiscal quarter, provided that such ratio may increase to 4.25 times following the consummation of certain acquisitions, and (ii) a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25 times at the end of any fiscal quarter.

In addition, the Company has available approximately $56,000 in uncommitted short-term bank credit lines ("Credit Lines") and overdraft facilities. Under the Credit Lines, $10,500 was borrowed at September 30, 2015 at an average interest rate of 1.41% and $7,550 was borrowed at December 31, 2014 at an average interest rate of 1.23%. The Company had also borrowed $9 and $478 under the overdraft facilities at September 30, 2015 and December 31, 2014, respectively. Repayments under the Credit Lines are due within a month after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company also has other foreign bank borrowings. The fair value of the other foreign bank borrowings is based on observable Level 2 inputs. These instruments are valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

The Company has capital leases including capital leases at Thermoplay which was acquired on August 7, 2015. The fair value of the capital leases is based on observable Level 2 inputs. These instruments are valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

7. Business Reorganization

The Company authorized the closure of production operations ("Saline operations") at its Associated Spring facility located in Saline, Michigan (the "Closure") during the first quarter of 2014.  The Saline operations, which included approximately 50 employees, primarily manufactured certain automotive engine valve springs, a highly commoditized product. Based on changing market dynamics and increased customer demands for commodity pricing, several customers advised the Company of their intent to transition these specific springs to other suppliers, which led to the decision of the Closure. The Closure occurred during the second quarter of 2014, however certain other facility Closure costs, including the transfer of machinery and equipment, continued during the remainder of 2014. The Company recorded restructure and related costs of $5,552 during the first nine months of 2014. This balance included $2,167 of employee termination costs, primarily employee severance expense and defined benefit pension and other postretirement plans (the "Plans") costs related to the accelerated recognition of actuarial losses and special termination benefits, and $3,385 of other facility costs, primarily related to asset write-downs and depreciation on assets that had been utilized through the Closure. See Note 10 for costs associated with the Plans that were impacted by the Closure during the first nine months of 2014. The Closure was completed as of December 31, 2014. Closure costs were recorded primarily within Cost of Sales in the accompanying Consolidated Statements of Income and are reflected in the results of the Industrial segment.

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
The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. Other financing cash flows during the first nine months of 2015, as presented on the consolidated statements of cash flows, include $6,761 of net cash proceeds from the settlement of foreign currency hedges related to intercompany financing.

The following table sets forth the fair value amounts of derivative instruments held by the Company.

	September 30, 2015		December 31, 2014
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(805)	$—	$(295)
Foreign exchange contracts	—	(79)	—	(652)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	148	(410)	460	(699)
Total derivatives	$148	$(1,294)	$460	$(1,646)

Asset derivatives are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Liability derivatives related to interest rate contracts and foreign exchange contracts are recorded in other liabilities and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

The following table sets forth the (loss) gain, net of tax, recorded in accumulated other non-owner changes to equity for the three- and nine- month periods ended September 30, 2015 and 2014 for derivatives held by the Company and designated as hedging instruments.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Cash flow hedges:
Interest rate contracts	$(151)	$312	$(320)	$169
Foreign exchange contracts	(23)	252	447	(136)
	$(174)	$564	$127	$33

Amounts related to the interest rate swaps included within accumulated other non-owner changes to equity that were reclassified to expense during the first nine months of 2015 and 2014 resulted in a fixed rate of interest of 1.03% plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the three- and nine- month periods ended September 30, 2015 and 2014.

The following table sets forth the net (loss) gain recorded in other (income) expense, net in the consolidated statements of income for the three- and nine- month periods ended September 30, 2015 and 2014 for non-designated derivatives held by the Company. Such amounts were substantially offset by the net (gain) loss recorded on the underlying hedged asset or liability, also recorded in other (income) expense, net.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Foreign exchange contracts	$(2,431)	$141	$4,514	$(847)

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

Level 3	Unobservable inputs for the asset or liability

The following table provides the financial assets and financial liabilities reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Asset derivatives	$148	$—	$148	$—
Liability derivatives	(1,294)	—	(1,294)	—
Bank acceptances	14,732	—	14,732	—
Rabbi trust assets	2,065	2,065	—	—
	$15,651	$2,065	$13,586	$—

December 31, 2014
Asset derivatives	$460	$—	$460	$—
Liability derivatives	(1,646)	—	(1,646)	—
Bank acceptances	10,785	—	10,785	—
Rabbi trust assets	2,092	2,092	—	—
	$11,691	$2,092	$9,599	$—

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

10. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
Pensions	2015	2014	2015	2014
Service cost	$1,374	$1,132	$4,126	$3,439
Interest cost	4,976	5,455	14,968	16,432
Expected return on plan assets	(8,048)	(8,476)	(24,207)	(25,529)
Amortization of prior service cost	76	152	231	486
Amortization of actuarial losses	3,730	2,141	11,215	6,374
Curtailment loss	—	—	—	219
Settlement loss	—	281	—	863
Special termination benefits	—	—	—	715
Net periodic benefit cost	$2,108	$685	$6,333	$2,999

	Three months ended September 30,		Nine months ended September 30,
Other Postretirement Benefits	2015	2014	2015	2014
Service cost	$36	$29	$109	$110
Interest cost	459	540	1,377	1,638
Amortization of prior service credit	(141)	(218)	(423)	(653)
Amortization of actuarial losses	253	268	758	751
Curtailment loss	—	—	—	4
Net periodic benefit cost	$607	$619	$1,821	$1,850

Curtailment losses and special termination benefits during the first nine months of 2014 relate to certain defined benefit pension and other postretirement benefit plans that were impacted by the closure of production operations at an Associated Spring facility located in Saline, Michigan. The settlement loss during the first nine months of 2014 reflects payments that were made to certain participants within one of the Company's defined benefit pension plans.

In September 2015, the Company announced a limited-time program offering (the "Program") to certain eligible, vested, terminated participants ("eligible participants") for a voluntary lump-sum pension payout or reduced annuity option (the "payout") that, if accepted, would settle the Company's pension obligation to them. The Program provides the eligible participants with a limited time opportunity of electing to receive a lump-sum settlement of their remaining pension benefit, or reduced annuity. The eligible participants must notify the Company by November 20, 2015 if they elect a lump-sum payout or reduced annuity, scheduled for a December 2015 payout. Upon settlement during the fourth quarter of 2015, the Company will record a non-cash settlement charge resulting from the accelerated amortization of actuarial losses within Other Comprehensive Income.

11. Income Taxes

The Company's effective tax rate from continuing operations for the first nine months of 2015 was 25.7% compared with 27.9% in the first nine months of 2014 and 27.6% for the full year 2014. The decrease in the first nine months of 2015 effective tax rate from the full year 2014 rate is primarily due to the recognition of a tax benefit recorded in the third quarter related to a refund of withholding taxes that were previously paid and included in tax expense in prior years, partially offset by the expiration of certain tax holidays.

The Aerospace and Industrial segments were previously awarded international tax holidays. The tax holidays awarded to Industrial have expired. The remaining tax holidays for which the Company currently receives benefit relate to Aerospace, the majority of which are due to expire in the second half of 2016.

12. Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following table sets forth the changes in accumulated other comprehensive income (loss), net of tax, by component for the nine- month periods ended September 30, 2015 and 2014:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2015	$(732)	$(115,289)	$16,568	$(99,453)
Other comprehensive (loss) income before reclassifications to consolidated statements of income	(665)	1,412	(38,847)	(38,100)
Amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statements of income	792	7,631	—	8,423
Net current-period other comprehensive income (loss)	127	9,043	(38,847)	(29,677)
September 30, 2015	$(605)	$(106,246)	$(22,279)	$(129,130)

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2014	$(519)	$(73,273)	$99,736	$25,944
Other comprehensive loss before reclassifications to consolidated statements of income	(585)	(7,081)	(51,837)	(59,503)
Amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statements of income	618	5,563	—	6,181
Net current-period other comprehensive income (loss)	33	(1,518)	(51,837)	(53,322)
September 30, 2014	$(486)	$(74,791)	$47,899	$(27,378)

The following table sets forth the reclassifications out of accumulated other comprehensive income (loss) by component for the three-and nine- month periods ended September 30, 2015 and 2014:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Three months ended September 30, 2015	Three months ended September 30, 2014
Gains and losses on cash flow hedges
Interest rate contracts	$(214)	$(224)	Interest expense
Foreign exchange contracts	(137)	(239)	Net sales
	(351)	(463)	Total before tax
	110	136	Tax benefit
	(241)	(327)	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service credits, net	$65	$66	(A)
Amortization of actuarial losses	(3,983)	(2,409)	(A)
Settlement loss	—	(281)	(A)
	(3,918)	(2,624)	Total before tax
	1,383	814	Tax benefit
	(2,535)	(1,810)	Net of tax

Total reclassifications in the period	$(2,776)	$(2,137)
(A) These accumulated other comprehensive income (loss) components are included within the computation of net periodic pension cost. See Note 10.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Gains and losses on cash flow hedges
Interest rate contracts	$(642)	$(663)	Interest expense
Foreign exchange contracts	(499)	(259)	Net sales
	(1,141)	(922)	Total before tax
	349	304	Tax benefit
	(792)	(618)	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service credits, net	$192	$167	(A)
Amortization of actuarial losses	(11,973)	(7,125)	(A)
Curtailment loss	—	(223)	(A)
Settlement loss	—	(863)	(A)
	(11,781)	(8,044)	Total before tax
	4,150	2,481	Tax benefit
	(7,631)	(5,563)	Net of tax

Total reclassifications in the period	$(8,423)	$(6,181)
(A) These accumulated other comprehensive income (loss) components are included within the computation of net periodic pension cost. See Note 10.

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

The following tables set forth information about the Company's operations by its two reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net sales
Industrial	$189,106	$207,230	$592,044	$623,886
Aerospace	102,329	110,429	314,910	327,951
Intersegment sales	(1)	—	(5)	(5)
Total net sales	$291,434	$317,659	$906,949	$951,832

Operating profit
Industrial	$27,304	$33,205	$88,262	$81,344
Aerospace	16,443	17,680	50,029	50,047
Total operating profit	43,747	50,885	138,291	131,391
Interest expense	2,637	2,435	7,944	8,558
Other (income) expense, net	(545)	741	(228)	1,768
Income from continuing operations before income taxes	$41,655	$47,709	$130,575	$121,065

	September 30, 2015	December 31, 2014
Assets
Industrial (A)	$1,282,039	$1,281,974
Aerospace	645,555	655,042
Other (B)	150,484	136,869
Total assets	$2,078,078	$2,073,885

(A) The change in assets within the Industrial segment primarily reflects an increase in assets resulting from the acquisition of Thermoplay partially offset by a reduction caused by a change in foreign exchange rates.
(B) "Other" assets include corporate-controlled assets, the majority of which are cash and deferred tax assets.

14. Commitments and Contingencies

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not material as of September 30, 2015 and December 31, 2014.

During the third quarter of 2015 the Company recorded a $2,788 charge related to a contract termination dispute following a customer decision to re-source work. The Company has assessed recoverability of related working capital and long lived assets and has filed an arbitration demand for recovery under the provisions of the contract. The Company believes the ultimate resolution will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.

15. Subsequent Event

On October 1, 2015, the Company, itself and through two of its subsidiaries, completed the acquisition of privately held Priamus System Technologies AG and two of its subsidiaries (collectively, "Priamus") from Growth Finance AG for a purchase price of CHF 9,000 ($9,211), which is subject to certain adjustments. Priamus, which has approximately 40 employees, is headquartered in Schaffhausen, Switzerland and has direct sales and service offices in the U.S. and Germany. Priamus is a technology leader in the development of advanced process control systems for the plastic injection molding industry and services many of the world's highest quality plastic injection molders in the medical, automotive, consumer goods, electronics and packaging markets. Priamus is being integrated into our Industrial segment.

__________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three- and nine- month periods ended September 30, 2015 and 2014, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 27, 2015 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of September 30, 2015 and the related consolidated statements of income and comprehensive income for the three- and nine- month periods ended September 30, 2015 and September 30, 2014 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2015 and September 30, 2014. This interim financial information is the responsibility of the Company's management.

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
October 27, 2015

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

Third Quarter 2015 Highlights

In the third quarter of 2015, the Company, through one of its subsidiaries, completed the acquisition of the Thermoplay business ("Thermoplay") by acquiring all of the capital stock of privately held HPE S.p.A., the parent Company through which Thermoplay operates. Thermoplay’s headquarters and manufacturing facility are located in Pont-Saint-Martin in Aosta, Italy, with technical service capabilities in China, India, France, Germany, United Kingdom, Portugal, and Brazil. Thermoplay, which is being integrated into our Industrial segment, specializes in the design, development, and manufacturing of hot runner solutions for plastic injection molding, primarily in the packaging, automotive, and medical end markets. The Company acquired Thermoplay for an aggregate cash purchase price of €58.9 million ($64.6 million), which is subject to post closing adjustments under the terms of the Sale and Purchase Agreement ("SPA"). The Company paid €56.7 million ($62.2 million) in cash, using cash on hand and borrowings under the Company's revolving credit facility and recorded a liability of €2.2 million ($2.4 million) related to the estimated post closing adjustments. The purchase price includes adjustments under the terms of the SPA, including approximately €17.1 million ($18.7 million) related to cash acquired. See Note 2 to the Consolidated Financial Statements.

In the third quarter of 2015, sales decreased by $26.2 million, or 8.3% from the third quarter of 2014, to $291.4 million. The August 7, 2015 Thermoplay acquisition provided $4.6 million of net sales during the 2015 period. Organic sales decreased by $14.4 million, or 4.5%, with declines of 3.1% within the Industrial segment and 7.3% within the Aerospace segment. Sales in the Industrial segment were impacted by changes in foreign currency which decreased sales by approximately $16.4 million as the U.S. dollar strengthened against foreign currencies.

Operating income in the third quarter of 2015 decreased 14.0% to $43.7 million from the third quarter of 2014 and operating margin decreased from 16.0% to 15.0%. Operating income was impacted by decreased organic sales in both the Industrial and Aerospace segments, $1.9 million of short-term purchase accounting adjustments and transaction costs resulting from the acquisition of Thermoplay and a $2.8 million charge related to a contract termination dispute following a customer decision to re-source work. Operating profit benefited from lower employee related costs, primarily incentive compensation, partially offset by higher pension costs. The third quarter of 2014 included $0.9 million of short-term purchase accounting adjustments related to the acquisition of the Männer business and $0.5 million of pre-tax restructuring charges related to the closure of production operations at a facility in Saline, Michigan.

RESULTS OF OPERATIONS

Net Sales

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2015	2014	Change		2015	2014	Change
Industrial	$189.1	$207.2	$(18.1)	(8.7)%	$592.0	$623.9	$(31.8)	(5.1)%
Aerospace	102.3	110.4	(8.1)	(7.3)%	314.9	328.0	(13.0)	(4.0)%
Total	$291.4	$317.7	$(26.2)	(8.3)%	$906.9	$951.8	$(44.9)	(4.7)%

The Company reported net sales of $291.4 million in the third quarter of 2015, a decrease of $26.2 million or 8.3%, from the third quarter of 2014. The August 7, 2015 acquisition of Thermoplay provided $4.6 million of net sales during the 2015 period. Organic sales decreased by $14.4 million, which included decreases of $6.3 million and $8.1 million at Industrial and Aerospace, respectively. The strengthening of the U.S. dollar against foreign currencies decreased net sales within the Industrial segment by approximately $16.4 million.

The Company reported net sales of $906.9 million in the first nine months of 2015, a decrease of $44.9 million or 4.7%, from the first nine months of 2014. The acquisition of Thermoplay provided $4.6 million of net sales during the 2015 period. Organic sales increased by $6.7 million, which included an increase of $19.7 million at Industrial and a decrease of $13.0 million at Aerospace. The strengthening of the U.S. dollar against foreign currencies decreased net sales within the Industrial segment by approximately $56.2 million.

Expenses and Operating Income

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2015	2014	Change		2015	2014	Change
Cost of sales	$191.1	$206.4	$(15.3)	(7.4)%	$593.6	$632.7	$(39.1)	(6.2)%
% sales	65.6%	65.0%			65.5%	66.5%
Gross profit (1)	$100.3	$111.2	$(10.9)	(9.8)%	$313.3	$319.2	$(5.8)	(1.8)%
% sales	34.4%	35.0%			34.5%	33.5%
Selling and administrative expenses	$56.6	$60.4	$(3.8)	(6.3)%	$175.0	$187.8	$(12.7)	(6.8)%
% sales	19.4%	19.0%			19.3%	19.7%
Operating income	$43.7	$50.9	$(7.1)	(14.0)%	$138.3	$131.4	$6.9	5.3%
% sales	15.0%	16.0%			15.2%	13.8%
(1) Sales less cost of sales.

Cost of sales in the third quarter of 2015 decreased 7.4% from the 2014 period, while gross profit margin decreased from 35.0% in the 2014 period to 34.4% in the 2015 period. Gross margins remained flat at Aerospace and decreased slightly at Industrial. Within Aerospace, the profit margin benefit of increased sales within the spare parts business was partially offset by lower margins in the OEM business, including the impact of charges related to a contract termination dispute following a customer decision to re-source. At Industrial, gross margins decreased during the third quarter of 2015 primarily as a result of lower productivity. Gross profit during the third quarter of 2014 was negatively impacted by $0.2 million of short-term purchase accounting adjustments related to the acquisition of the Männer business and restructure charges of $0.5 million related to the Closure of the Saline facility. Gross profit during the third quarter of 2015 was offset by short-term purchase accounting adjustments of $0.9 million related to the acquisition of Thermoplay. Selling and administrative expenses in the third quarter of 2015 decreased 6.3% from the 2014 period due in part to foreign exchange translation as the European businesses have expenses primarily denominated in local currencies. Selling and administrative expenses also benefited from a reduction in short-term purchase accounting adjustments related to the acquisition of the Männer business, which were $0.7 million during the third quarter of 2014, partially offset by short-term purchase accounting adjustments of $0.2 million related to the acquisition of Thermoplay. Lower employee related expenses, primarily from incentive compensation, also reduced selling and administrative expenses during the 2015 period. As a percentage of sales, selling and administrative costs increased slightly from 19.0% in the third quarter of 2014 to 19.4% in the 2015 period. Operating income in the third quarter of 2015 decreased 14.0% to $43.7 million from the third quarter of 2014 and operating income margin decreased from 16.0% to 15.0%.

Cost of sales in the first nine months of 2015 decreased 6.2% from the 2014 period, while gross profit margin increased from 33.5% in the 2014 period to 34.5% in the 2015 period. Gross margins improved at Industrial and at Aerospace. At Industrial, gross profit during the first nine months of 2014 was partially offset by $4.0 million of short-term purchase accounting adjustments related to the acquisition of the Männer business and restructure charges of $4.9 million related to the Closure of the Saline facility. Gross profit during the first nine months of 2015 was offset by short-term purchase accounting adjustments of $0.9 million related to the acquisition of the Männer business and short-term purchase accounting adjustments of $0.9 million related to the acquisition of Thermoplay. Selling and administrative expenses in the first nine months of 2015 decreased 6.8% from the 2014 period due primarily to foreign exchange translation and a reduction in the short-term purchase accounting adjustments related to the acquisition of the Männer business. Lower employee related expenses, primarily from incentive compensation, also reduced selling and administrative expenses during the 2015 period. Short-term purchase accounting adjustments related to the Männer business were $0.6 million and $3.7 million during the first nine months of 2015 and 2014, respectively. Short-term purchase accounting adjustments of $0.2 million during the 2015 period related to the acquisition of Thermoplay. The first nine months of 2014 also included $0.6 million of charges related to the Closure of the Saline facility. As a percentage of sales, selling and administrative costs decreased slightly from 19.7% in the first nine months of 2014 to 19.3% in the 2015 period. Operating income in the first nine months of 2015 increased 5.3% to $138.3 million from the first nine months of 2014 and operating income margin increased from 13.8% to 15.2%.

Interest expense
Interest expense increased by $0.2 million in the third quarter of 2015, as compared with the prior year period, primarily as a result of higher interest rates, partially offset by lower average borrowings. Interest expense decreased by $0.6 million in the first nine months of 2015, as compared with the prior year period, as a result of lower average borrowings.

Other (income) expense, net
Other (income) expense, net in the third quarter of 2015 was $(0.5) million compared to $0.7 million in the third quarter of 2014. Foreign currency gains of $0.6 million in the third quarter of 2015 compared with foreign currency losses of $0.5 million in the third quarter of 2014. In the first nine months of 2015, other (income) expense, net was $(0.2) million compared to $1.8 million in the first nine months of 2014. Foreign currency gains of $0.4 million in the first nine months of 2015 compared with foreign currency losses of $1.3 million in the first nine months of 2014.

Income Taxes
The Company's effective tax rate from continuing operations for the first nine months of 2015 was 25.7% compared with 27.9% in the first nine months of 2014 and 27.6% for the full year 2014. The decrease in the first nine months of 2015 effective tax rate from the full year 2014 rate is primarily due to the recognition of a tax benefit in the third quarter related to a refund of withholding taxes that were previously paid and included in tax expense in prior years, partially offset by the expiration of certain tax holidays.

The Aerospace and Industrial segments were previously awarded international tax holidays. The tax holidays awarded to Industrial have expired. The remaining tax holidays for which the Company currently receives benefit relate to Aerospace, the majority of which are due to expire in the second half of 2016.

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

The case arose out of an Internal Revenue Service (“IRS”) audit for the tax years 2000 through 2002 (the "IRS Audit"). The adjustment relates to the federal taxation of foreign income of certain foreign subsidiaries. The Company filed an administrative protest of these adjustments. In the third quarter of 2009, the Company was informed that its protest was denied and a tax assessment was received from the Appeals Office of the IRS. Subsequently, in November 2009, the Company filed a petition against the IRS in the United States Tax Court, contesting the tax assessment. A trial was held and all briefs were filed in 2012. In April 2013 the Tax Court Decision was then issued rendering an unfavorable decision against the Company and imposing penalties. As a result of the unfavorable Tax Court Decision, the Company recorded an additional tax charge during 2013 for $16.4 million.

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

In connection with the IRS Audit, the Company filed protective claims related to withholding taxes paid as a component of the transactions with certain subsidiaries. These filings allowed the Company to preserve the right to claim certain protection should the IRS prevail in its assessment. Upon the expiration of the period to file a petition for review to the U.S. Supreme Court, the Company acted on the protective claims and filed for the refund of the withholding taxes. In the third quarter of 2015, the Company received refunds of $3.0 million related to the withholding taxes and recorded a corresponding tax benefit.

Income and Income per Share

	Three months ended September 30,				Nine months ended September 30,
(in millions, except per share)	2015	2014	Change		2015	2014	Change
Income from continuing operations	$33.7	$34.3	$(0.6)	(1.8)%	$97.0	$87.3	$9.7	11.1%
Loss from discontinued operations, net of income taxes	—	(0.4)	0.4	NM	—	(0.4)	0.4	NM
Net income	$33.7	$33.9	$(0.2)	(0.6)%	$97.0	$86.9	$10.1	11.6%
Per common share:
Basic:
Income from continuing operations	$0.61	$0.63	$(0.02)	(3.2)%	$1.76	$1.60	$0.16	10.0%
Loss from discontinued operations, net of income taxes	—	(0.01)	0.01	NM	—	(0.01)	0.01	NM
Net income	$0.61	$0.62	$(0.01)	(1.6)%	$1.76	$1.59	$0.17	10.7%
Diluted:
Income from continuing operations	$0.61	$0.62	$(0.01)	(1.6)%	$1.74	$1.57	$0.17	10.8%
Loss from discontinued operations, net of income taxes	—	(0.01)	0.01	NM	—	(0.01)	0.01	NM
Net income	$0.61	$0.61	$—	—	$1.74	$1.56	$0.18	11.5%
Weighted average common shares outstanding:
Basic	55.2	54.9	0.3	0.6%	55.1	54.8	0.4	0.7%
Diluted	55.6	55.5	0.1	0.1%	55.6	55.8	(0.2)	(0.3)%

Basic and diluted income from continuing operations per common share decreased for the three-month period and increased for the nine-month period as compared to the 2014 periods consistent with the changes in income from continuing operations for the periods. Basic weighted-average common shares outstanding increased slightly due to the issuance of additional shares for employee stock plans. The impact of these issuances was partially offset by the repurchase of 302,556 shares during the first nine months of 2015 as part of the Company's repurchase program. Diluted weighted-average common shares outstanding increased as a result of the increases in basic weighted-average common shares outstanding which was more than offset in the year to date period by a decrease in potentially issuable shares, due primarily to the redemption of the 3.375% Convertible Notes during 2014.

Financial Performance by Business Segment

Industrial

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2015	2014	Change		2015	2014	Change
Sales	$189.1	$207.2	$(18.1)	(8.7)%	$592.0	$623.9	$(31.8)	(5.1)%
Operating profit	27.3	33.2	(5.9)	(17.8)%	88.3	81.3	6.9	8.5%
Operating margin	14.4%	16.0%			14.9%	13.0%

Sales at Industrial were $189.1 million in the third quarter of 2015, an $18.1 million decrease from the third quarter of 2014. The August 7, 2015 acquisition of Thermoplay provided $4.6 million of net sales during the 2015 period. Organic sales decreased by $6.3 million, or 3.1%, during the 2015 period, primarily due to softer transportation and general industrial end-markets. Sales were impacted by foreign currency which decreased sales by approximately $16.4 million as the U.S. dollar strengthened against foreign currencies, primarily the Euro. In the first nine months of 2015, this segment reported sales of $592.0 million, a 5.1% decrease from the first nine months of 2014. Organic sales increased by $19.7 million, or 3.2%, during the 2015 period, primarily due to favorable end-markets served by our tool and die and plastics businesses during the first half of 2015. The impact of foreign currency translation decreased sales by approximately $56.2 million.

Operating profit in the third quarter of 2015 at Industrial was $27.3 million, a decrease of $5.9 million from the third quarter of 2014. Operating profit was impacted by lower sales volumes, lower productivity, the unfavorable impact of foreign exchange and $1.9 million of short-term purchase accounting adjustments and transaction costs resulting from the acquisition of Thermoplay. Operating profit also benefited from lower employee related costs, primarily incentive compensation, partially offset by higher pension costs. The third quarter of 2014 also included $0.9 million of short-term purchase accounting adjustments related to the acquisition of the Männer business and $0.5 million of pre-tax restructuring charges related to the closure of production operations at a facility in Saline, Michigan. Operating margin decreased from 16.0% in the 2014 period to 14.4% in the 2015 period primarily as a result of these items. Operating profit in the first nine months of 2015 was $88.3 million, an increase of $6.9 million from the first nine months of 2014. Operating profit benefited primarily from the profit contribution of increased organic sales within our end markets during the first half of 2015, partially offset by lower productivity and foreign exchange during the full nine month period. Lower sales volumes during the three months ended September 30, 2015 also tapered the benefit of growth in organic sales during the first half of the year. The first nine months of 2014 included $7.7 million of short-term purchase accounting adjustments related to the acquisition of the Männer business, whereas the first nine months of 2015 included $1.5 million of such adjustments. The first nine months of 2014 also included $5.6 million of pre-tax restructuring charges related to the closure of production operations at the facility in Saline, Michigan.

Outlook: In the Industrial manufacturing businesses, management is focused on generating organic sales growth through the introduction of new products and by leveraging the benefits of the diversified products and industrial end-markets in which its businesses have a global presence. Our ability to generate sales growth is subject to economic conditions in the global markets served by all of our businesses. The Company is continuing to see softness in certain global industrial markets as indicated by declining Purchasing Managers Indexes (PMI's) in North America, Europe and China. In our light vehicle markets, production levels in North America and Europe are growing, while China's automotive build forecast, while growing, is decelerating. As noted above, our sales were negatively impacted by fluctuations in foreign currencies during the first nine months of 2015 of $56.2 million. A significant portion of businesses within the Industrial segment are domiciled in Europe. To the extent that the U.S. dollar remains strong as compared with the Euro and other foreign currencies, our sales may continue to be unfavorably impacted by foreign currency relative to the prior year periods. The relative impact on operating profit is not expected to be as significant as the impact on sales as the European businesses have expenses primarily denominated in local currencies, where their revenues reside. The Company also remains focused on sales growth through acquisition and expanding geographic reach. Strategic investments in new technologies, manufacturing processes and product development are expected to provide incremental benefits over the long term. The Company is currently in the process of negotiating a collective bargaining agreement (“CBA”) with certain unionized employees at the Bristol, CT and Corry, PA facilities, which are located within the Associated Spring business unit. The current CBA expired on November 30, 2014, and we continue to negotiate to reach a successor agreement.

Operating profit is largely dependent on the sales volumes and mix of the businesses in the segment. Management continues to focus on improving profitability and expanding margins through leveraging organic sales growth, acquisitions, pricing initiatives, and productivity and process improvements. The Company continues to actively manage costs during these periods of market softening. Costs associated with new product and process introductions, strategic investments and the integration of acquisitions may negatively impact operating profit.

Aerospace

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2015	2014	Change		2015	2014	Change
Sales	$102.3	$110.4	$(8.1)	(7.3)%	$314.9	$328.0	$(13.0)	(4.0)%
Operating profit	16.4	17.7	(1.2)	(7.0)%	50.0	50.0	—	—%
Operating margin	16.1%	16.0%			15.9%	15.3%

The Aerospace segment reported sales of $102.3 million in the third quarter of 2015, a 7.3% decrease from the third quarter of 2014. Lower sales within the original equipment manufacturing ("OEM") business were partially offset by increased sales within the spare parts business and slightly higher sales in the aftermarket repair and overhaul ("MRO") business. Similar to the second quarter of 2015, the spare parts business benefited from increased demand as a result of higher airline hours and customer restocking of inventory, whereas the MRO business continued to be impacted by deferred maintenance on certain platforms. The timing of customer deliveries, execution and the impacts of a contract termination dispute directly impacted lower sales within the OEM business during the third quarter of 2015. Sales were not impacted by changes in foreign currency as sales within the segment are largely denominated in U.S. dollars. In the first nine months of 2015, this segment reported sales of $314.9 million, a 4.0% decrease from the first nine months of 2014, primarily as a result of increased sales within the spare parts business, more than offset by lower sales within the OEM and MRO businesses.

Operating profit at Aerospace in the third quarter of 2015 decreased (7.0)% from the third quarter of 2014 to $16.4 million. The operating profit decrease was primarily due to the profit impact of lower sales within the OEM business and a $2.8 million charge that resulted from a contract termination dispute following a customer decision to re-source work. Partially offsetting these items were the higher profit impact of increased sales within the spare parts business and the Component Repair Programs ("CRPs") and lower employee related costs, primarily incentive compensation. Operating margin increased slightly from 16.0% to 16.1% during the 2014 and 2015 periods, respectively, primarily as a result of these items. Operating profit in the first nine months of 2015 remained flat at $50.0 million from the first nine months of 2014, also driven by the increased contributions from the spare parts business and the CRPs, and offset by reduced profit contributions from the OEM business.

Outlook: Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the worldwide economy and are supported by its order backlog through participation in certain strategic commercial and military engine and airframe programs. Over the next several years, the Company expects continued strength in demand for new engines, driven by increased commercial aircraft production. Backlog at OEM was $554.0 million at September 30, 2015, an increase of 6.8% since December 31, 2014, at which time backlog was $518.6 million. Approximately 64% of this backlog at September 30, 2015 is expected to be shipped over the next 12 months. The Aerospace OEM business may be impacted by changes in the content levels on certain platforms, changes in customer sourcing decisions, adjustments to customer inventory levels, commodity availability and pricing, changes in production schedules of specific engine and airframe programs, as well as the pursuit of new programs. Sales levels in the Aerospace aftermarket business may be impacted by fluctuations in end-market demand, inventory management and changes in customer sourcing, deferred or limited maintenance activity during engine shop visits and the use of surplus (used) material during the engine repair and overhaul process. End markets are expected to grow based on the long term underlying fundamentals of the aerospace industry. Management continues to believe its Aerospace aftermarket business is competitively positioned based on well-established long-term customer relationships, including maintenance and repair contracts in the MRO business and long-term Revenue Sharing Programs ("RSPs") and CRPs, expanded capabilities and current capacity levels. Fluctuations in fuel costs and their impact on airline profitability and behaviors within the aerospace industry could impact levels and frequency of aircraft maintenance and overhaul activities, and airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the value associated with new fuel efficient technologies. The Company does not expect that fluctuations in fuel costs will have a significant impact in the near term on the OEM business, however may impact the MRO business.

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

On October 15, 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), as purchasers, for the issuance of $100.0 million aggregate principal amount of 3.97% senior notes due October 17, 2024 (the “3.97% Senior Notes”). The Company completed funding of the transaction and issued the 3.97% Senior Notes on October 17, 2014. The 3.97% Senior Notes are senior unsecured obligations of the Company and will pay interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Senior Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Senior Notes in an amount equal to 100% of the principal amount of the 3.97% Senior Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The Note Purchase Agreement contains customary affirmative and negative covenants that are similar to the covenants required under the Amended Credit Agreement, as discussed below. At September 30, 2015, the Company was in compliance with all covenants under the Note Purchase Agreement.

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

The Company's borrowing capacity may be limited by various debt covenants in the Amended Credit Agreement and the Note Purchase Agreement (the "Agreements"). The Agreements require the Company to maintain a ratio of Consolidated Senior Debt, as defined in the Agreements, to Consolidated EBITDA, as defined, of not more than 3.25 times at the end of each fiscal quarter ("Senior Debt Ratio"), a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times at the end of each fiscal quarter, and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25 times at the end of each fiscal quarter. The Agreements also provide that in connection with certain permitted acquisitions with aggregate consideration in excess of $150.0 million, the Consolidated Senior Debt to EBITDA ratio and the Consolidated Total Debt to EBITDA ratio are permitted to increase to 3.50 times and 4.25 times, respectively, for a period of the four fiscal quarters ending after the closing of the acquisition. At September 30, 2015, the Company was in compliance with all covenants under the Agreements. The Company's most restrictive financial covenant is the Senior Debt Ratio which requires the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.25 times at September 30, 2015. The actual ratio at September 30, 2015 was 1.70 times.

In August 2015, the Company completed the acquisition of Thermoplay, a permitted transaction pursuant to the terms of the Amended Credit Agreement. The Company paid €58.9 million ($64.6 million), consisting of €56.7 million ($62.2 million) in cash, which was paid using cash on hand of €28.7 million ($31.5 million) and borrowings of €28.0 million ($30.7 million) under the Company's revolving credit facility, and a €2.2 million ($2.4 million) estimated liability to the seller. At September 30, 2015, the Company had repaid €27.1 million of the borrowings under the revolving credit facility.

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the Amended Credit Facility and currently expects that its bank syndicate, comprised of 17 banks, will continue to support its Amended Credit Agreement which matures in September 2018. At September 30, 2015, the Company had $388.7 million unused and available for borrowings under its $750.0 million Amended Credit Facility, subject to covenants in the Company's debt agreements. At September 30, 2015, additional borrowings of $648.8 million of Total Debt and $437.1 million of Senior Debt would have been allowed under the financial covenants. The Company intends to use borrowings under its Amended Credit Facility to support the Company's ongoing growth initiatives. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements.

In 2012, the Company entered into five-year interest rate swap agreements transacted with three banks which together convert the interest on the first $100.0 million of borrowings under the Company’s Credit Agreement from a variable rate plus the borrowing spread to a fixed rate of 1.03% plus the borrowing spread for the purpose of mitigating its exposure to variable interest rates.

At September 30, 2015, the Company held $65.8 million in cash and cash equivalents, the majority of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions and are expected to primarily fund international investments. The Company repatriated approximately $10.0 million of current year foreign earnings to the U.S. during the third quarter of 2015; repatriations of a portion of current year foreign earnings are also planned during the fourth quarter of 2015.

In September 2015, the Company announced a limited-time program offering (the "Program") to certain eligible, vested, terminated participants ("eligible participants") for a voluntary lump-sum pension payout or reduced annuity option (the "payout") that, if accepted, would settle the Company's pension obligation to them. The Program provides the eligible participants with a limited time opportunity of electing to receive a lump-sum settlement of their remaining pension benefit, or reduced annuity. The eligible participants must notify the Company by November 20, 2015 if they elect a lump-sum payout or reduced annuity, scheduled for a December 2015 payout. The December 2015 payout will be financed by the assets of the Company's pension plan and therefore will not require significant cash outflows by the Company.

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

Cash Flow

	Nine months ended September 30,
(in millions)	2015	2014	Change
Operating activities	$153.1	$121.8	$31.3
Investing activities	(90.6)	(81.3)	(9.3)
Financing activities	(39.1)	(46.3)	7.3
Exchange rate effect	(3.7)	(2.0)	(1.7)
Increase (decrease) in cash	$19.7	$(7.8)	$27.6

Operating activities provided $153.1 million in the first nine months of 2015 compared to $121.8 million in the first nine months of 2014. Operating cash flows in the 2015 period were positively impacted by improved operating performance and the absence of the use of cash for working capital seen in the 2014 period, which was driven by sales growth that resulted in an increase in receivables in 2014. The improvements in the 2015 period were partially offset by a reduction in accrued liabilities related primarily to accrued employee incentive compensation.

Investing activities used $90.6 million and $81.3 million in the first nine months of 2015 and 2014, respectively. Investing activities in the 2015 period primarily consisted of a cash outflow of $43.5 million to fund the Thermoplay acquisition and capital expenditures of $31.4 million in the 2015 period, compared to $43.6 million in the 2014 period. The Company expects capital spending in 2015 to be in the range of $45 to $50 million, in line with 2014 spending of $57.4 million. Investing activities in the first nine months of 2015 also included payments related to the Component Repair Program ("CRP"), executed in June 2014, of $19.0 million compared to $41.0 million in the first nine months of 2014.

Financing activities in the first nine months of 2015 included a net decrease in borrowings of $27.4 million compared to a net decrease of $0.1 million in the comparable 2014 period. Financing activities in the 2014 period include the redemption of the convertible debt which is reflected within payments on long-term debt ($55.6 million par value) and premium paid on convertible debt redemption ($14.9 million) and which was financed through borrowings under the Amended Credit Agreement. Financing activities in the 2014 period also include the payment of an assumed liability to the seller in connection with the acquisition of the Männer business. Proceeds from the issuance of common stock were $11.2 million and $10.3 million in the 2015 and 2014 periods, respectively. During the first nine months of 2015 and 2014, the Company repurchased 0.3 million and 0.2 million shares, respectively, of the Company's stock. The cost of the repurchases was $12.1 million in the 2015 period and $8.4 million in the 2014 period. Total cash used to pay dividends increased to $19.7 million in the 2015 period compared to $17.9 million in the 2014 period, primarily due to a dividend rate increase. Other financing cash flows during the first nine months of 2015 include $6.8 million of net cash proceeds from the settlement of foreign currency hedges related to intercompany financing.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At September 30, 2015, $361.3 million was borrowed at an interest rate of 1.30% under the Company's $750.0 million Amended Credit Facility which matures in September 2018. In addition, as of September 30, 2015, the Company had $10.5 million in borrowings under short-term bank credit lines. At September 30, 2015, the Company's total borrowings were comprised of 43% fixed rate debt and 57% variable rate debt. The interest payments on $100.0 million of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the respective interest rate swaps that were executed in April 2012.

Debt Covenants

Borrowing capacity is limited by various debt covenants in the Company's debt agreements. As of September 30, 2015, the most restrictive financial covenant is included within the Amended Credit Agreement and the Note Purchase Agreement and requires the Company to maintain a maximum ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times for the four fiscal quarters then ending. The Agreements also contain other financial covenants that require the maintenance of a certain other debt ratio, Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times and a certain interest coverage ratio, Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of at least 4.25 times, at September 30, 2015. The Agreements also provide that in connection with certain permitted acquisitions with aggregate consideration in excess of $150.0 million, the Consolidated Senior Debt to EBITDA ratio and the Consolidated Total Debt to EBITDA ratio are permitted to increase to 3.50 times and 4.25 times, respectively, for a period of the four fiscal quarters ending after the closing of the acquisition. Following is a reconciliation of Consolidated EBITDA to the Company's net income (in millions):

Four fiscal quarters ended September 30, 2015
Net income	$128.5
Add back:
Interest expense	10.8
Income taxes	45.8
Depreciation and amortization	78.1
Adjustment for non-cash stock based compensation	8.7
Adjustment for acquired businesses	6.7
Other adjustments	3.6
Consolidated EBITDA, as defined	$282.2

Consolidated Senior Debt, as defined, as of September 30, 2015	$480.0
Ratio of Consolidated Senior Debt to Consolidated EBITDA	1.70
Maximum	3.25
Consolidated Total Debt, as defined, as of September 30, 2015	$480.0
Ratio of Consolidated Total Debt to Consolidated EBITDA	1.70
Maximum	4.00
Consolidated Cash Interest Expense, as defined, as of September 30, 2015	$11.7
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	24.13
Minimum	4.25

The Amended Credit Agreement allows for certain adjustments within the calculation of the financial covenants. The adjustment for acquired businesses reflects the unaudited pre-acquisition operations of Thermoplay for the period from October 1, 2014 through August 7, 2015. Other adjustments consist of net gains on the sale of assets, net losses from discontinued operations, the amortization of the Thermoplay acquisition inventory step-up, due diligence and transaction expenses as permitted under the Amended Credit Agreement and restructuring charges related to the Closure of the Saline facility. The Company's financial covenants are measured as of the end of each fiscal quarter. At September 30, 2015, additional borrowings of $648.8 million of Total Debt and $437.1 million of Senior Debt would have been allowed under the covenants. Senior Debt includes primarily the borrowings under the Amended Credit Facility, the 3.97% Senior Notes and the borrowings under the lines of credit. The Company's unused credit facilities under the Amended Credit Facility at September 30, 2015 were $388.7 million.

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

Recent Accounting Changes

In May 2014, the Financial Accounting Standards Board ("FASB") amended its guidance related to revenue recognition. The amended guidance establishes a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The amended guidance clarifies that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the amended guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The amended guidance applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The amended guidance was initially effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. On July 9, 2015, the FASB approved a deferral of the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. Entities have the option of using either a full retrospective or modified approach to the amended guidance. The Company is evaluating this guidance and has not determined the impact that it may have on its financial statements nor decided upon the method of adoption.

In April 2015, the FASB amended its guidance related to the presentation of debt issuance costs. The amended guidance specifies that debt issuance costs related to notes shall be reported in the balance sheet as a direct deduction from the face amount of that note and that amortization of debt issuance costs shall be reported as interest expense. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and should be applied retrospectively. The Company has evaluated the guidance and believes it will not have a material impact on its Consolidated Financial Statements.

In July 2015, the FASB amended its guidance related to the measurement of inventory. The amended guidance requires inventory to be measured at the lower of cost and net realizable value and thereby simplifies the current guidance of measuring inventory at the lower of cost or market. The amended guidance is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the guidance and does not anticipate a material impact on its Consolidated Financial Statements.

In September 2015, the FASB amended its guidance related to the accounting for measurement period adjustments. The amended guidance eliminates the requirement to restate prior period financial statements for measurement period adjustments resulting from a business combination. The amended guidance is effective prospectively for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has elected to adopt the amended guidance in the third quarter of 2015 and it had no impact on the Consolidated Financial Statements during this period.

EBITDA

EBITDA for the first nine months of 2015 was $197.8 million compared to $190.7 million in the first nine months of 2014. EBITDA is a measurement not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Nine months ended September 30,
	2015	2014
Net income	$97.0	$86.9
Add back:
Interest expense	7.9	8.6
Income taxes	33.6	32.6
Depreciation and amortization	59.2	62.6
EBITDA	$197.8	$190.7

FORWARD-LOOKING STATEMENTS

Certain of the statements in this quarterly report contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements often address our expected future operating and financial performance and financial condition, and often contain words such as "anticipate," "believe," "expect," "plan," "strategy," "estimate," "project," and similar terms. These forward-looking statements do not constitute guarantees of future performance and are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. These include, among others: difficulty maintaining relationships with employees, including unionized employees, customers, distributors, suppliers, business partners or governmental entities; failure to successfully negotiate collective bargaining agreements or potential strikes, work stoppages or other similar events; difficulties leveraging market opportunities; changes in market demand for our products and services; rapid technological and market change; the ability to protect intellectual property rights; introduction or development of new products or transfer of work; higher risks in international operations and markets; the impact of intense competition; acts of terrorism, cybersecurity attacks or intrusions that could adversely impact our businesses; and other risks and uncertainties described in documents filed with or furnished to the Securities and Exchange Commission ("SEC") by the Company, including, among others, those in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors sections of the Company's filings. The risks and uncertainties described in our periodic filings with the SEC include, among others, uncertainties relating to conditions in financial markets; currency fluctuations and foreign currency exposure; future financial performance of the industries or customers that we serve; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; inability to realize expected sales or profits from existing backlog due to a range of factors, including changes in customer sourcing decisions, material changes, production schedules and volumes of specific programs; the impact of government budget and funding decisions; changes in raw material or product prices and availability; integration of acquired businesses; restructuring costs or savings; the continuing impact of prior acquisitions and divestitures, including the acquisitions of the Thermoplay and Priamus businesses, and any other future strategic actions, including acquisitions, divestitures, restructurings, or strategic business realignments, and our ability to achieve the financial and operational targets set in connection with any such actions; the outcome of pending and future legal, governmental, or regulatory proceedings and contingencies and uninsured claims; future repurchases of common stock; future levels of indebtedness; and numerous other matters of a global, regional or national scale, including those of a political, economic, business, competitive, environmental, regulatory and public health nature. The Company assumes no obligation to update its forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Management, including the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. We completed the acquisition of Thermoplay on August 7, 2015 and it represented approximately 6% of our total assets as of September 30, 2015. As the acquisition occurred in the third quarter of 2015, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Thermoplay. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based upon, and as of the date of, our evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects and designed to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to the Company's management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's third fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)

July 1-31, 2015	76,866		$39.26	15,857	2,125,953
August 1-31, 2015	41,184		$40.21	—	2,125,953
September 1-30, 2015	2,559		$37.14	—	2,125,953
Total	120,609	(2)	$39.54	15,857

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

(2)
Other than 15,857 shares purchased in the third quarter of 2015, which were purchased as part of the Company's 2011 Program, all acquisitions of equity securities during the third quarter of 2015 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

Item 6. Exhibits

(a) Exhibits
Exhibit 10.1	Offer Letter to James P. Berklas, Jr., dated June 5, 2015.
Exhibit 15	Letter regarding unaudited interim financial information.
Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date:	October 27, 2015	/s/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr. Senior Vice President, Finance Chief Financial Officer (Principal Financial Officer)

Date:	October 27, 2015	/s/ MARIAN ACKER
Marian Acker Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended September 30, 2015

Exhibit No.	Description	Reference
10.1	Offer Letter to James P. Berklas, Jr., dated June 5, 2015.	Filed with this report.
15	Letter regarding unaudited interim financial information.	Filed with this report.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.
Exhibit 101.INS	XBRL Instance Document.	Filed with this report.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	Filed with this report.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with this report.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with this report.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with this report.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with this report.