Form 10-Q
period 2016-03-31
BARNES GROUP INC
filed 2016-04-27
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

The registrant had outstanding 53,688,144 shares of common stock as of April 22, 2016.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended March 31, 2016

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” under Part I - Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2016	2015
Net sales	$288,332	$300,573

Cost of sales	186,255	198,355
Selling and administrative expenses	60,550	58,323
	246,805	256,678
Operating income	41,527	43,895

Interest expense	2,991	2,720
Other expense (income), net	227	81
Income before income taxes	38,309	41,094
Income taxes	9,461	12,018
Net income	$28,848	$29,076

Per common share:
Basic	$0.53	$0.53
Diluted	0.53	0.52
Dividends	0.12	0.12

Weighted average common shares outstanding:
Basic	54,245,728	55,086,882
Diluted	54,672,773	55,658,797

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2016	2015
Net income	$28,848	$29,076
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on hedging activities, net of tax (1)	(148)	112
Foreign currency translation adjustments, net of tax (2)	20,713	(39,757)
Defined benefit pension and other postretirement benefits, net of tax (3)	1,318	3,661
Total other comprehensive income (loss), net of tax	21,883	(35,984)
Total comprehensive income (loss)	$50,731	$(6,908)

(1) Net of tax of $(62) and $(41) for the three months ended March 31, 2016 and 2015, respectively.

(2) Net of tax of $156 and $(2,211) for the three months ended March 31, 2016 and 2015, respectively.

(3) Net of tax of $935 and $1,346 for the three months ended March 31, 2016 and 2015, respectively.

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$76,859	$83,926
Accounts receivable, less allowances (2016 - $4,380; 2015 - $4,085)	267,853	261,757
Inventories	211,123	208,611
Deferred income taxes	—	24,825
Prepaid expenses and other current assets	33,166	32,469
Total current assets	589,001	611,588

Deferred income taxes	22,750	1,139

Property, plant and equipment	732,777	714,807
Less accumulated depreciation	(417,486)	(405,951)
	315,291	308,856

Goodwill	600,303	587,992
Other intangible assets, net	524,577	528,322
Other assets	24,917	23,969
Total assets	$2,076,839	$2,061,866

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$8,471	$22,680
Accounts payable	95,306	97,035
Accrued liabilities	130,929	131,320
Long-term debt - current	1,588	1,515
Total current liabilities	236,294	252,550

Long-term debt	493,396	485,711
Accrued retirement benefits	96,871	112,888
Deferred income taxes	63,549	62,364
Other liabilities	20,046	20,600

Commitments and contingencies (Note 12)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2016 - 62,137,065 shares; 2015 - 62,071,144 shares)	621	621
Additional paid-in capital	430,714	427,558
Treasury stock, at cost (2016 - 8,450,452 shares; 2015 - 8,206,683 shares)	(234,791)	(226,421)
Retained earnings	1,091,508	1,069,247
Accumulated other non-owner changes to equity	(121,369)	(143,252)
Total stockholders' equity	1,166,683	1,127,753
Total liabilities and stockholders' equity	$2,076,839	$2,061,866

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2016	2015
Operating activities:
Net income	$28,848	$29,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,786	19,122
Gain on disposition of property, plant and equipment	(252)	(1,334)
Stock compensation expense	3,011	2,577
Withholding taxes paid on stock issuances	(369)	(488)
Changes in assets and liabilities:
Accounts receivable	(4,213)	(13,777)
Inventories	(153)	(6,229)
Prepaid expenses and other current assets	(524)	(5,944)
Accounts payable	(285)	9,921
Accrued liabilities	2,248	(13,493)
Deferred income taxes	251	3,740
Long-term retirement benefits	(16,631)	(2,878)
Other	(601)	2,373
Net cash provided by operating activities	30,116	22,666

Investing activities:
Proceeds from disposition of property, plant and equipment	313	2,010
Capital expenditures	(13,297)	(10,960)
Business acquisitions	(1,546)	—
Component Repair Program payments	(900)	—
Other	—	(321)
Net cash used by investing activities	(15,430)	(9,271)

Financing activities:
Net change in other borrowings	(14,179)	8,425
Payments on long-term debt	(69,013)	(55,821)
Proceeds from the issuance of long-term debt	76,503	26,722
Proceeds from the issuance of common stock	196	4,956
Common stock repurchases	(8,000)	—
Dividends paid	(6,468)	(6,571)
Excess tax benefit on stock awards	44	914
Other	(2,921)	10,033
Net cash used by financing activities	(23,838)	(11,342)

Effect of exchange rate changes on cash flows	2,085	(2,470)
Decrease in cash and cash equivalents	(7,067)	(417)
Cash and cash equivalents at beginning of period	83,926	46,039
Cash and cash equivalents at end of period	$76,859	$45,622

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data)
(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income, comprehensive income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2015 has been derived from the 2015 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair statement of the results, have been included. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

2. Net Income Per Common Share

For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans. For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding was increased by 427,045 and 571,915 for the three-month periods ended March 31, 2016 and 2015, respectively, to account for the potential dilutive effect of stock-based incentive plans. The decrease in potentially issuable shares in the three-months ended March 31, 2016 was due to a reduction in options outstanding due to employee stock plan exercises. There were no adjustments to net income for the purposes of computing income available to common stockholders for the periods.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three-month periods ended March 31, 2016 and 2015, the Company excluded 378,207 and 199,950 stock options, respectively, from the calculation of weighted-average diluted shares outstanding as the stock options would have been anti-dilutive. The Company also excluded 84,036 performance share awards from the calculation of weighted-average diluted shares outstanding during the three-month period ended March 31, 2016, as such awards also would have been anti-dilutive.

The Company granted 142,000 stock options, 119,814 restricted stock unit awards and 108,400 performance share awards ("PSAs") in February 2016 as part of its annual grant awards. All of the stock options and the restricted stock unit awards vest upon meeting certain service conditions. The restricted stock unit awards are included in basic weighted-average common shares outstanding as they contain nonforfeitable rights to dividend payments. The performance share awards are part of the long-term Performance Share Award Program (the "Awards Program") and are based on performance goals that are driven by a combination of independently measured metrics (depending on the grant year) with each metric being weighted equally. The metrics for awards granted in 2015 include the Company’s total shareholder return (“TSR”), return on invested capital (“ROIC”) and operating income before depreciation and amortization growth. The metrics for the awards granted in 2016 include TSR and ROIC. The TSR and operating income before depreciation and amortization growth metrics are designed to assess the long-term Company performance relative to the performance of companies included in the Russell 2000 Index over a three-year performance period. The ROIC metric is measured based on pre-established Company targets over the same period. The participants can earn from zero to 250% of the target award and the award includes a forfeitable right to dividend equivalents, which are not included in the aggregate target award numbers. The fair value of the TSR portion of the PSA was determined using a Monte Carlo valuation method as the award contains a market condition.

3. Inventories

The components of inventories consisted of:

	March 31, 2016	December 31, 2015
Finished goods	$73,191	$76,836
Work-in-process	80,853	77,061
Raw material and supplies	57,079	54,714
	$211,123	$208,611
4. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended March 31, 2016:

	Industrial	Aerospace	Total Company
January 1, 2016	$557,206	$30,786	$587,992
Foreign currency translation	12,311	—	12,311
March 31, 2016	$569,517	$30,786	$600,303

Other Intangible Assets:
Other intangible assets consisted of:

		March 31, 2016		December 31, 2015
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs (RSPs)	Up to 30	$293,700	$(87,508)	$293,700	$(84,629)
Component repair programs (CRPs)	Up to 30	111,839	(6,982)	111,839	(6,054)
Customer lists/relationships	10-16	194,566	(44,682)	194,566	(41,786)
Patents and technology	6-14	69,352	(31,476)	69,352	(29,551)
Trademarks/trade names	10-30	11,950	(9,620)	11,950	(9,412)
Other	Up to 15	20,551	(15,618)	20,551	(15,413)
		701,958	(195,886)	701,958	(186,845)
Unamortized intangible assets:
Trade names		38,370	—	38,370	—
Foreign currency translation		(19,865)	—	(25,161)	—
Other intangible assets		$720,463	$(195,886)	$715,167	$(186,845)

Estimated amortization of intangible assets for future periods is as follows: 2016 - $36,000; 2017 - $38,000; 2018 - $40,000; 2019 - $39,000 and 2020 - $37,000.

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

The Company agreed to pay $26,639 as consideration for the rights related to CRP 1. Of this balance, the Company paid $16,639 in the fourth quarter of 2013, $9,100 in the fourth quarter of 2014, and $900 in the first quarter of 2016. The Company agreed to pay $80,000 as consideration for the rights related to CRP 2. The Company paid $41,000 in the second quarter of 2014, $20,000 in the fourth quarter of 2014 and $19,000 in the second quarter of 2015. The Company agreed to pay $5,200 as consideration for the rights related to CRP 3. Of this balance, the Company paid $2,000 in the fourth quarter of 2015 and the remaining payment of $3,200 is due by December 31, 2016 and has been included within accrued liabilities. The Company recorded the CRP payments as an intangible asset which is recognized as a reduction of sales over the remaining useful life of these engine programs.

5. Debt

The Company's debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios. The Company is in compliance with its financial covenants as of March 31, 2016, and continues to monitor its future compliance based on current and anticipated future economic conditions.

Long-term debt and notes and overdrafts payable at March 31, 2016 and December 31, 2015 consisted of:

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit agreement	$387,568	$384,711	$379,700	$375,188
3.97% Senior Notes	100,000	107,506	100,000	102,484
Borrowings under lines of credit and overdrafts	8,471	8,471	22,680	22,680
Capital leases	6,994	7,547	7,105	7,503
Other foreign bank borrowings	422	432	421	410
	503,455	508,667	509,906	508,265
Less current maturities	(10,059)		(24,195)
Long-term debt	$493,396		$485,711

In September 2013, the Company entered into a second amendment to its fifth amended and restated revolving credit agreement (the "Amended Credit Agreement") and retained Bank of America, N.A. as the administrative agent for the lenders. The $750,000 Amended Credit Agreement matures in September 2018 with an option to extend the maturity date for an additional year, subject to certain conditions. The Amended Credit Agreement added a new foreign subsidiary borrower in Germany, Barnes Group Acquisition GmbH, and included an accordion feature to increase the borrowing availability of the Company to $1,000,000. The Company may exercise the accordion feature upon request to the Administrative Agent as long as an event of default has not occurred or is continuing. The borrowing availability of $750,000, pursuant to the terms of the Amended Credit Agreement, allows for Euro-denominated borrowings equivalent to $500,000. Borrowings under the Amended Credit Agreement bear interest at LIBOR plus a spread ranging from 1.10% to 1.70% depending on the Company's leverage ratio at prior quarter end.

Borrowings and availability under the Amended Credit Agreement were $387,568 and $362,432, respectively, at March 31, 2016 and $379,700 and $370,300, respectively, at December 31, 2015. Borrowings included Euro-denominated borrowings of €8,000 ($9,068) at March 31, 2016 and there were no Euro-denominated borrowings at December 31, 2015. The average interest rate on these borrowings was 1.52% and 1.50% on March 31, 2016 and December 31, 2015, respectively. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

In October 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), as purchasers, for the issuance of $100,000 aggregate principal amount of 3.97% Senior Notes due October 17, 2024 (the “3.97% Senior Notes”). The Company completed funding of the transaction and issued the 3.97% Senior Notes on October 17, 2014.

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

In addition, the Company has available approximately $56,000 in uncommitted short-term bank credit lines ("Credit Lines") and overdraft facilities. Under the Credit Lines, $8,000 was borrowed at March 31, 2016 at an interest rate of 1.43% and $22,500 was borrowed at December 31, 2015 at an average interest rate of 1.56%. The Company had also borrowed $471 and $180 under the overdraft facilities at March 31, 2016 and December 31, 2015, respectively. Repayments under the Credit Lines are due within one month after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company has capital leases at Thermoplay and the Manner business. The fair value of the capital leases is based on observable Level 2 inputs. These instruments are valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

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

The Company also uses financial instruments to hedge its exposures to fluctuations in foreign currency exchange rates. The Company has various contracts outstanding which primarily hedge recognized assets or liabilities, and anticipated transactions in various currencies including the Euro, British pound sterling, U.S. dollar, Canadian dollar, Japanese yen, Singapore dollar, Korean won, Swedish kroner, Chinese renminbi and Swiss franc. Certain foreign currency derivative instruments are treated as cash flow hedges of forecasted transactions. All foreign exchange contracts are due within two years.

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

The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. Other financing cash flows during the first three months of 2016, as presented on the consolidated statements of cash flows, include $2,874 of net cash losses from the settlement of foreign currency hedges related to intercompany financing.

The following table sets forth the fair value amounts of derivative instruments held by the Company.

	March 31, 2016		December 31, 2015
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(460)	$—	$(357)
Foreign exchange contracts	377	—	484	—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	308	(1,221)	215	(101)
Total derivatives	$685	$(1,681)	$699	$(458)

Asset derivatives are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Liability derivatives related to interest rate contracts and foreign exchange contracts are recorded in other liabilities and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

The following table sets forth the (loss) gain, net of tax, recorded in accumulated other comprehensive income (loss), net of tax, for the three-month periods ended March 31, 2016 and 2015 for derivatives held by the Company and designated as hedging instruments.

	Three months ended March 31,
	2016	2015
Cash flow hedges:
Interest rate contracts	$(65)	$(232)
Foreign exchange contracts	(83)	344
	$(148)	$112

Amounts related to the interest rate swaps included within accumulated other comprehensive income (loss) that were reclassified to expense during the first three months of 2016 and 2015 resulted in a fixed rate of interest of 1.03% plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the three-month periods ended March 31, 2016 and 2015.

The following table sets forth the net (loss) gain recorded in other expense (income), net in the consolidated statements of income for the three-month periods ended March 31, 2016 and 2015 for non-designated derivatives held by the Company. Such amounts were substantially offset by the net (gain) loss recorded on the underlying hedged asset or liability, also recorded in other expense (income), net.

	Three months ended March 31,
	2016	2015
Foreign exchange contracts	$(3,712)	$8,617

7. Fair Value Measurements

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

Level 3	Unobservable inputs for the asset or liability

The following table provides the financial assets and financial liabilities reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Asset derivatives	$685	$—	$685	$—
Liability derivatives	(1,681)	—	(1,681)	—
Bank acceptances	8,660	—	8,660	—
Rabbi trust assets	2,176	2,176	—	—
	$9,840	$2,176	$7,664	$—

December 31, 2015
Asset derivatives	$699	$—	$699	$—
Liability derivatives	(458)	—	(458)	—
Bank acceptances	10,823	—	10,823	—
Rabbi trust assets	2,159	2,159	—	—
	$13,223	$2,159	$11,064	$—

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

8. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three months ended March 31,
Pensions	2016	2015
Service cost	$1,384	$1,453
Interest cost	4,836	4,695
Expected return on plan assets	(7,543)	(7,570)
Amortization of prior service cost	50	78
Amortization of actuarial losses	2,556	3,429
Net periodic benefit cost	$1,283	$2,085

	Three months ended March 31,
Other Postretirement Benefits	2016	2015
Service cost	$34	$37
Interest cost	453	493
Amortization of prior service credit	(93)	(141)
Amortization of actuarial losses	176	261
Net periodic benefit cost	$570	$650

As planned, the Company made a $15,000 discretionary contribution to the U.S. qualified pension plans in March 2016.

9. Income Taxes

The Company's effective tax rate for the first quarter of 2016 was 24.7% compared with 29.2% in the first quarter of 2015 and 23.2% for the full year 2015. The increase in the first quarter of 2016 effective tax rate from the full year 2015 rate is primarily due to the expiration of certain tax holidays, the absence of the 2015 refund of withholding taxes and the projected change in the mix of earnings attributable to higher-taxing jurisdictions, partially offset by a decrease in planned repatriation of a portion of current year foreign earnings to the U.S.

The Aerospace and Industrial segments were previously awarded international tax holidays. All significant tax holidays for which the Company currently receives benefit are expected to expire in 2016 and 2017.

10. Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following table sets forth the changes in accumulated other comprehensive income (loss), net of tax, by component for the three month periods ended March 31, 2016 and 2015:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2016	$115	$(105,703)	$(37,664)	$(143,252)
Other comprehensive (loss) income before reclassifications to consolidated statements of income	(239)	(436)	20,713	20,038
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	91	1,754	—	1,845
Net current-period other comprehensive (loss) income	(148)	1,318	20,713	21,883
March 31, 2016	$(33)	$(104,385)	$(16,951)	$(121,369)

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2015	$(732)	$(115,289)	$16,568	$(99,453)
Other comprehensive (loss) income before reclassifications to consolidated statements of income	(201)	1,330	(39,757)	(38,628)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	313	2,331	—	2,644
Net current-period other comprehensive income (loss)	112	3,661	(39,757)	(35,984)
March 31, 2015	$(620)	$(111,628)	$(23,189)	$(135,437)

The following table sets forth the reclassifications out of accumulated other comprehensive income (loss) by component for the three month periods ended March 31, 2016 and 2015:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Three months ended March 31, 2016	Three months ended March 31, 2015
Gains and losses on cash flow hedges
Interest rate contracts	$(151)	$(196)	Interest expense
Foreign exchange contracts	5	(244)	Net sales
	(146)	(440)	Total before tax
	55	127	Tax benefit
	(91)	(313)	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service credits, net	$43	$63	(A)
Amortization of actuarial losses	(2,732)	(3,690)	(A)
	(2,689)	(3,627)	Total before tax
	935	1,296	Tax benefit
	(1,754)	(2,331)	Net of tax

Total reclassifications in the period	$(1,845)	$(2,644)

(A) These accumulated other comprehensive income (loss) components are included within the computation of net periodic pension cost. See Note 8.

11. Information on Business Segments

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

The Industrial segment is a global manufacturer of highly-engineered, high-quality precision components, products and systems for critical applications serving a diverse customer base in end-markets such as transportation, industrial equipment, consumer products, packaging, electronics, medical devices, and energy. Focused on innovative custom solutions, Industrial participates in the design phase of components and assemblies whereby customers receive the benefits of application and systems engineering, new product development, testing and evaluation, and the manufacturing of final products. Products are sold primarily through its direct sales force and global distribution channels. Industrial's Molding Solutions businesses design and manufacture customized hot runner systems, advanced mold cavity sensors and process control systems, and precision high cavitation mold assemblies - collectively, the enabling technologies for many complex injection molding applications. Industrial's Engineered Components businesses manufacture and supply precision mechanical products used in transportation and industrial applications, including mechanical springs, high-precision punched and fine-blanked components, and retention rings that position parts on a shaft or other axis. Engineered Components is equipped to produce virtually every type of precision engineered spring, from fine hairsprings for electronics and instruments to large heavy-duty springs for machinery. Industrial's Nitrogen Gas Products business manufactures nitrogen gas springs and manifold systems used to precisely control stamping presses.

The Aerospace segment is a global provider of fabricated and precision-machined components and assemblies for original equipment manufacturer ("OEM") turbine engine, airframe and industrial gas turbine builders, and the military. The Aerospace Aftermarket provides jet engine component maintenance overhaul and repair ("MRO") services, including our Component Repair Programs ("CRP's"), for many of the world's major turbine engine manufacturers, commercial airlines and the military. The Aerospace Aftermarket activities also include the manufacture and delivery of aerospace aftermarket spare parts, including the revenue sharing programs ("RSPs") under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program.

The following tables set forth information about the Company's operations by its two reportable segments:

	Three months ended March 31,
	2016	2015
Net sales
Industrial	$195,246	$200,349
Aerospace	93,087	100,224
Intersegment sales	(1)	—
Total net sales	$288,332	$300,573

Operating profit
Industrial	$29,644	$30,979
Aerospace	11,883	12,916
Total operating profit	41,527	43,895
Interest expense	2,991	2,720
Other expense (income), net	227	81
Income before income taxes	$38,309	$41,094

	March 31, 2016	December 31, 2015
Assets
Industrial	$1,274,423	$1,241,206
Aerospace	648,851	654,147
Other (A)	153,565	166,513
Total assets	$2,076,839	$2,061,866

(A) "Other" assets include corporate-controlled assets, the majority of which are cash and deferred tax assets.

12. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not material as of March 31, 2016 and December 31, 2015.

Contract Matters

During the third quarter of 2015 the Company recorded a $2,788 charge related to a contract termination dispute following the decision of a customer, Triumph Actuation Systems - Yakima, LLC ("Triumph"), to re-source work. The Company has approximately $8,000 of net assets, in connection with this dispute, recorded on the Consolidated Balance Sheet as of March 31, 2016. The Company has assessed recoverability of costs and damages provided by the relevant contracts and, during the fourth quarter of 2015, filed an arbitration demand before the American Arbitration Association for recovery of these costs and damages for approximately $15,000. Also during the fourth quarter, Triumph responded with a counterclaim of a similar amount, alleging various breaches and seeking damages, which the Company views as unsubstantiated. During the first quarter of 2016, the Company and Triumph each increased the amount of the claim and counterclaim to approximately $18,000 and $23,000, respectively. The arbitration hearing is scheduled to begin May 10, 2016. While it is currently not possible to determine the ultimate outcome of this matter, the Company intends to vigorously defend its position and believes that the ultimate resolution will not have a material adverse effect on the Company’s consolidated financial position or liquidity, but could be material to the consolidated results of operations of any one period.

13. Accounting Changes

In November 2015, the FASB amended its guidance related to the balance sheet classification of deferred income taxes.
The amended guidance removes the requirement to separate and classify deferred income tax liabilities and assets into current and non-current amounts and requires an entity to now classify all deferred tax liabilities and assets as non-current. The amended guidance can be adopted either on a prospective or retrospective basis and is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. The provisions of the amended guidance were adopted on a prospective basis during the first quarter of 2016. The provisions resulted in the classification of $24,902 and $1,515 of current deferred income tax assets and liabilities, respectively, into non-current deferred income tax assets and liabilities, respectively, on the Consolidated Balance Sheet as of March 31, 2016.

In April 2015, the FASB amended its guidance related to the presentation of debt issuance costs. The amended guidance specifies that debt issuance costs related to notes shall be reported in the balance sheet as a direct deduction from the face amount of that note and that amortization of debt issuance costs shall be reported as interest expense. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and should be applied retrospectively. The Company adopted the guidance during the first quarter of 2016 and it did not have a material impact on its Consolidated Financial Statements.

__________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three month periods ended March 31, 2016 and 2015, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 27, 2016 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of March 31, 2016, and the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2016 and March 31, 2015 and the consolidated statement of cash flows for the three-month periods ended March 31, 2016 and March 31, 2015. This interim financial information is the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2015, and the related consolidated statements of income and comprehensive income, of changes in stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 24, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2015, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP Hartford, Connecticut
April 27, 2016

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Please refer to the Overview in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The Annual Report on Form 10-K and other documents related to the Company are located on the Company's website: www.bginc.com.

First Quarter 2016 Highlights

In the first quarter of 2016, sales decreased by $12.2 million, or 4.1% from the first quarter of 2015, to $288.3 million. Acquisitions made during the second half of 2015 contributed sales of $12.1 million during the first quarter of 2016 whereas organic sales (net sales excluding both foreign currency and acquisition impacts) decreased by $21.4 million, or 7.1%, with declines of 7.1% within the Industrial segment and 7.1% within the Aerospace segment. Sales declines within Industrial resulted from softer end-markets, primarily within Asia, whereas declines within Aerospace resulted from lower OEM volumes. Sales in the Industrial segment were impacted by changes in foreign currency which decreased sales by approximately $2.9 million as the U.S. dollar strengthened against foreign currencies.

Operating income in the first quarter of 2016 decreased 5.4% to $41.5 million from the first quarter of 2015 and operating margin decreased from 14.6% to 14.4%. Operating income was largely impacted by decreased organic sales in both the Industrial and Aerospace segments, partially offset by the profit contributions of the acquired Thermoplay and Priamus businesses and certain productivity improvements within Industrial.

RESULTS OF OPERATIONS

Net Sales

	Three months ended March 31,
(in millions)	2016	2015	Change
Industrial	$195.2	$200.3	$(5.1)	(2.5)%
Aerospace	93.1	100.2	(7.1)	(7.1)%
Total	$288.3	$300.6	$(12.2)	(4.1)%

The Company reported net sales of $288.3 million in the first quarter of 2016, a decrease of $12.2 million or 4.1%, from the first quarter of 2015. In Industrial, the acquisitions of Thermoplay in August 2015 and Priamus in October 2015 provided sales of $9.8 million and $2.3 million, respectively, during the 2016 period. Organic sales decreased by $21.4 million, which included decreases of $14.3 million and $7.1 million at Industrial and Aerospace, respectively. The strengthening of the U.S. dollar against foreign currencies decreased net sales within the Industrial segment by approximately $2.9 million.

Expenses and Operating Income

	Three months ended March 31,
(in millions)	2016	2015	Change
Cost of sales	$186.3	$198.4	$(12.1)	(6.1)%
% sales	64.6%	66.0%
Gross profit (1)	$102.1	$102.2	$(0.1)	(0.1)%
% sales	35.4%	34.0%
Selling and administrative expenses	$60.6	$58.3	$2.2	3.8%
% sales	21.0%	19.4%
Operating income	$41.5	$43.9	$(2.4)	(5.4)%
% sales	14.4%	14.6%
(1) Sales less cost of sales.

Cost of sales in the first quarter of 2016 decreased 6.1% from the 2015 period, while gross profit margin increased from 34.0% in the 2015 period to 35.4% in the 2016 period. Gross margins improved at both Industrial and Aerospace. The recent acquisitions of Thermoplay and Priamus resulted in a higher percentage of sales being driven by Industrial, our higher margin segment, during the first quarter of 2016. At Industrial, gross margins increased during the first quarter of 2016 primarily as a result of favorable productivity, partially offset by the impact of lower volumes, due in part to softness in Asian end-markets. Gross profit during the first quarter of 2015 was negatively impacted by $0.6 million of short-term purchase accounting adjustments related to the acquisition of the Männer business. Within Aerospace, a slight improvement in gross margin relates primarily to product mix between the businesses. Selling and administrative expenses in the first quarter of 2016 increased 3.8% from the 2015 period, due in part to costs related to the customer termination dispute within the Aerospace segment, partially offset by a reduction in short-term purchase accounting adjustments related to the acquisition of the Männer business, which were $0.3 million during the first quarter of 2015. As a percentage of sales, selling and administrative costs increased from 19.4% in the first quarter of 2015 to 21.0% in the 2016 period. Operating income in the first quarter of 2016 decreased 5.4% to $41.5 million from the first quarter of 2015 and operating income margin decreased slightly from 14.6% to 14.4%.

Interest expense
Interest expense increased by $0.3 million in the first quarter of 2016, as compared with the prior year period, primarily as a result of higher interest rates.

Other expense (income), net
Other expense (income), net in the first quarter of 2016 was $0.2 million compared to $0.1 million in the first quarter of 2015. Foreign currency losses of $0.1 million in the first quarter of 2016 compared with foreign currency gains of $0.1 million in the first quarter of 2015.

Income Taxes
The Company's effective tax rate for the first quarter of 2016 was 24.7% compared with 29.2% in the first quarter of 2015 and 23.2% for the full year 2015. The increase in the first quarter of 2016 effective tax rate from the full year 2015 rate is primarily due to the expiration of certain tax holidays, the absence of the 2015 refund of withholding taxes and the projected change in the mix of earnings attributable to higher-taxing jurisdictions, partially offset by a decrease in planned repatriation of a portion of current year foreign earnings to the U.S.

The Aerospace and Industrial segments were previously awarded international tax holidays. All significant tax holidays for which the Company currently receives benefit are expected to expire in 2016 and 2017.

Income and Income per Share

	Three months ended March 31,
(in millions, except per share)	2016	2015	Change
Net income	$28.8	$29.1	$(0.2)	(0.8)%
Net income per common share:
Basic	$0.53	$0.53	$—	—%
Diluted	0.53	0.52	0.01	1.9%
Weighted average common shares outstanding:
Basic	54.2	55.1	(0.8)	(1.5)%
Diluted	54.7	55.7	(1.0)	(1.8)%

In the first quarter of 2016, basic net income per common share was flat relative to the first quarter of 2015, while diluted net income per common share increased 1.9% as compared to the first quarter of 2015. The increase was directly attributable to the decrease in diluted weighted average common shares outstanding for the period. Basic and diluted weighted average common shares outstanding decreased due to the repurchase of 1,352,596 and 232,457 shares during 2015 and the first quarter of 2016, respectively, as part of the Company's repurchase program. The impact of the repurchased shares was partially offset by the issuance of additional shares for employee stock plans.

Financial Performance by Business Segment

Industrial

	Three months ended March 31,
(in millions)	2016	2015	Change
Sales	$195.2	$200.3	$(5.1)	(2.5)%
Operating profit	29.6	31.0	(1.3)	(4.3)%
Operating margin	15.2%	15.5%

Sales at Industrial were $195.2 million in the first quarter of 2016, a $5.1 million decrease from the first quarter of 2015. The acquisitions of Thermoplay in August 2015 and Priamus in October 2015 provided sales of $9.8 million and $2.3 million, respectively, during the 2016 period. Organic sales decreased by $14.3 million, or 7.1%, during the 2016 period. Continued softness in tool and die and transportation end-markets in Asia, as well as in North American general industrial end-markets, continued to unfavorably impact organic sales at Industrial. Sustained strength in personal care end-markets within our Molding Solutions business partially offset these declines. Sales were impacted by foreign currency which decreased sales by approximately $2.9 million as the U.S. dollar strengthened against foreign currencies.

Operating profit in the first quarter of 2016 at Industrial was $29.6 million, a decrease of $1.3 million from the first quarter of 2015. As noted above, operating profit was impacted primarily by lower sales volumes, largely a result of softer end-markets in Asia. The decline was partially offset by the profit contributions of the acquired Thermoplay and Priamus businesses and certain productivity improvements within the segment. The first quarter of 2015 included $0.9 million of short-term purchase accounting adjustments related to the acquisition of the Männer business. Operating margin decreased from 15.5% in the 2015 period to 15.2% in the 2016 period primarily as a result of these items.

Outlook: In the Industrial manufacturing businesses, management is focused on generating organic sales growth through the introduction of new products and by leveraging the benefits of the diversified products and industrial end-markets in which its businesses have a global presence. Our ability to generate sales growth is subject to economic conditions in the global markets served by all of our businesses. For general industrial end-markets, manufacturing Purchasing Managers Indexes ("PMIs") above 50 in North America and Europe are positive signs, while China has demonstrated recent improvement. Forecasted production for light vehicles remains favorable for 2016, with growth expected in North America, Europe, and China. One area of automotive weakness is Brazil, and that is having an impact on our spring business within Engineered Components. As noted above, our sales were negatively impacted by fluctuations in foreign currencies during the first quarter of 2016 of $2.9 million. A significant portion of businesses within the Industrial segment are domiciled in Europe. To the extent that the U.S. dollar remains strong as compared with the other foreign currencies, our sales may continue to be unfavorably impacted by foreign currency relative to the prior year periods. The relative impact on operating profit is not expected to be as significant as the impact on sales as most of our businesses have expenses primarily denominated in local currencies, where their revenues reside. The Company also remains focused on sales growth through acquisition and expanding geographic reach. Strategic investments in new technologies, manufacturing processes and product development are expected to provide incremental benefits over the long term. In April 2016, active unionized employees at the Bristol, CT and Corry, PA facilities of the Associated Spring business unit ratified a new collective bargaining agreement.

Operating profit is largely dependent on the sales volumes and mix of the businesses in the segment. Management continues to focus on improving profitability and expanding margins through leveraging organic sales growth, acquisitions, pricing initiatives, and productivity and process improvements. The Company continues to actively manage costs during these periods of market softening. Workforce reductions and facility consolidations, combined with other productivity initiatives, are expected to contribute favorably throughout the remainder 2016. We continue to evaluate market conditions and remain pro-active in managing costs if markets further soften. Costs associated with new product and process introductions, plant consolidations, strategic investments and the integration of acquisitions may negatively impact operating profit.

Aerospace

	Three months ended March 31,
(in millions)	2016	2015	Change
Sales	$93.1	$100.2	$(7.1)	(7.1)%
Operating profit	11.9	12.9	(1.0)	(8.0)%
Operating margin	12.8%	12.9%

The Aerospace segment reported sales of $93.1 million in the first quarter of 2016, a 7.1% decrease from the first quarter of 2015. The original equipment manufacturing ("OEM") business drove the organic sales decline as lower sales resulted from a contract termination dispute with a customer following its decision to re-source work in the second half of 2015. See Note 12 of the Consolidated Financial Statements. Lower volumes on the GE90 engine platform also contributed to lower organic growth within OEM. Sales growth in the spare parts business was largely offset by a decline within the aftermarket repair and overhaul ("MRO") business. The spare parts business continued to benefit from increased demand as a result of higher aircraft utilization, whereas the MRO business continued to be impacted by deferred maintenance on certain platforms. Sales were not impacted by changes in foreign currency as sales within the segment are largely denominated in U.S. dollars.

Operating profit at Aerospace in the first quarter of 2016 decreased 8.0% from the first quarter of 2015 to $11.9 million. The operating profit decrease resulted from unfavorable productivity, costs related to the contract termination dispute and the profit impact of lower sales within the OEM business. Operating margin decreased slightly from 12.9% in the 2015 period to 12.8% in the 2016 period primarily as a result of these items.

Outlook: Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the worldwide economy and are supported by its order backlog through participation in certain strategic commercial and military engine and airframe programs. Over the next several years, the Company expects continued strength in demand for new engines, driven by increased commercial aircraft production. Backlog at OEM was $582.2 million at March 31, 2016, an increase of 3.2% since December 31, 2015, at which time backlog was $563.9 million. Approximately 52% of this backlog at March 31, 2016 is expected to be shipped over the next 12 months. The Aerospace OEM business may be impacted by changes in the content levels on certain platforms, changes in customer sourcing decisions, adjustments to customer inventory levels, commodity availability and pricing, changes in production schedules of specific engine and airframe programs, redesign of parts, quantity of parts per engine, cost schedules agreed to under contract with the engine manufacturers, as well as the pursuit of new programs. Sales levels in the Aerospace aftermarket business may be impacted by fluctuations in end-market demand, inventory management and changes in customer sourcing, deferred or limited maintenance activity during engine shop visits and the use of surplus (used) material during the engine repair and overhaul process. End markets are expected to grow based on the long term underlying fundamentals of the aerospace industry. Management continues to believe its Aerospace aftermarket business is competitively positioned based on well-established long-term customer relationships, including maintenance and repair contracts in the MRO business and long-term Revenue Sharing Programs ("RSPs") and Component Repair Programs ("CRPs"), expanded capabilities and current capacity levels. Fluctuations in fuel costs and their impact on airline profitability and behaviors within the aerospace industry could impact levels and frequency of aircraft maintenance and overhaul activities, and airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the value associated with new fuel efficient technologies. The Company does not expect that fluctuations in fuel costs will have a significant impact in the near term on the OEM business, however they may impact the MRO business.

Management is focused on growing operating profit at Aerospace primarily through leveraging organic sales growth, strategic investments, productivity initiatives, new product and process introductions and continued cost management. Operating profit is expected to be affected by the impact of changes in sales volume, mix and pricing, particularly as they relate to the highly profitable aftermarket RSP spare parts business, and investments made in each of its businesses. During 2015, the Company responded to the challenging economic environment affecting certain of our Aerospace businesses. Workforce reductions and restructure charges primarily related to a plant consolidation were recorded following reduced aftermarket volumes and the impact of the OEM customers re-sourcing decision. Taking these actions supported our productivity initiatives and have begun to favorably impact segment results during the first quarter of 2016. The Company expects additional benefits to result from these actions during the remainder of 2016, through operational effectiveness and productivity improvements, however such actions may negatively impact operating profit in the short-term. We continue to evaluate market conditions and remain pro-active in managing costs if markets further soften. Costs associated with new product and process introductions, the physical transfer of work to lower cost manufacturing regions and additional restructuring activities may also negatively impact operating profit.

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

On October 15, 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), as purchasers, for the issuance of $100.0 million aggregate principal amount of 3.97% senior notes due October 17, 2024 (the “3.97% Senior Notes”). The Company completed funding of the transaction and issued the 3.97% Senior Notes on October 17, 2014. The 3.97% Senior Notes are senior unsecured obligations of the Company and will pay interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Senior Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Senior Notes in an amount equal to 100% of the principal amount of the 3.97% Senior Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The Note Purchase Agreement contains customary affirmative and negative covenants that are similar to the covenants required under the Amended Credit Agreement, as discussed below. At March 31, 2016, the Company was in compliance with all covenants under the Note Purchase Agreement.

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

The Company's borrowing capacity may be limited by various debt covenants in the Amended Credit Agreement and the Note Purchase Agreement (the "Agreements"). The Agreements require the Company to maintain a ratio of Consolidated Senior Debt, as defined in the Agreements, to Consolidated EBITDA, as defined, of not more than 3.25 times at the end of each fiscal quarter ("Senior Debt Ratio"), a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times at the end of each fiscal quarter, and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25 times at the end of each fiscal quarter. The Agreements also provide that in connection with certain permitted acquisitions with aggregate consideration in excess of $150.0 million, the Consolidated Senior Debt to EBITDA ratio and the Consolidated Total Debt to EBITDA ratio are permitted to increase to 3.50 times and 4.25 times, respectively, for a period of the four fiscal quarters ending after the closing of the acquisition. At March 31, 2016, the Company was in compliance with all covenants under the Agreements. The Company's most restrictive financial covenant is the Senior Debt

Ratio which requires the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.25 times at March 31, 2016. The actual ratio at March 31, 2016 was 1.85 times.

During the first three months of 2016, the Company repurchased 0.2 million shares of the Company's stock at a cost of $8.0 million.

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the Amended Credit Facility and currently expects that its bank syndicate, comprised of 17 banks, will continue to support its Amended Credit Agreement which matures in September 2018. At March 31, 2016, the Company had $362.4 million unused and available for borrowings under its $750.0 million Amended Credit Facility, subject to covenants in the Company's debt agreements. At March 31, 2016, additional borrowings of $587.3 million of Total Debt and $382.8 million of Senior Debt would have been allowed under the financial covenants. The Company intends to use borrowings under its Amended Credit Facility to support the Company's ongoing growth initiatives. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements.

The Company had $8.0 million in borrowings under short-term bank credit lines at March 31, 2016.

In 2012, the Company entered into five-year interest rate swap agreements transacted with three banks which together convert the interest on the first $100.0 million of borrowings under the Company’s Credit Agreement from a variable rate plus the borrowing spread to a fixed rate of 1.03% plus the borrowing spread for the purpose of mitigating its exposure to variable interest rates. At March 31, 2016 and December 31, 2015, the Company's total borrowings were comprised of approximately 41% fixed rate debt and 59% variable rate debt.

The Company expects to contribute approximately $19.4 million to its various international and domestic defined benefit pension plans in 2016, including $15.0 million of discretionary contributions to the U.S. Qualified pension plans that were made in March 2016.

At March 31, 2016, the Company held $76.9 million in cash and cash equivalents, the majority of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions and are expected to primarily fund international investments.

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

Cash Flow

	Three months ended March 31,
(in millions)	2016	2015	Change
Operating activities	$30.1	$22.7	$7.5
Investing activities	(15.4)	(9.3)	(6.2)
Financing activities	(23.8)	(11.3)	(12.5)
Exchange rate effect	2.1	(2.5)	4.6
Decrease in cash	$(7.1)	$(0.4)	$(6.7)

Operating activities provided $30.1 million in the first three months of 2016 compared to $22.7 million in the first three months of 2015. Operating cash flows in the 2016 period were positively impacted by a decrease in cash used for working capital, primarily driven by accounts receivable, and a reduction in outflows of accrued liabilities, related primarily to employee incentive compensation payments. Cash inflows in the 2016 period were partially offset by an outflow of $15.0 million related to discretionary contributions to the U.S. Qualified pension plans.

Investing activities used $15.4 million and $9.3 million in the first three months of 2016 and 2015, respectively. Investing activities in the 2016 period primarily consisted of cash outflows related to capital expenditures of $13.3 million compared to $11.0 million in the 2015 period. The Company expects capital spending in 2016 to be approximately $50 million, in line with

2015 spending of $46.0 million. Investing activities in the first three months of 2016 also included a payment of $1.5 million related to the post-acquisition closing adjustment of Thermoplay and a payment of $0.9 million that was required pursuant to the first Component Repair Program. See Note 4 of the Consolidated Financial Statements.

Financing activities in the first three months of 2016 included a net decrease in borrowings of $6.7 million compared to a net decrease of $20.7 million in the comparable 2015 period. Proceeds from the issuance of common stock were $0.2 million and $5.0 million in the 2016 and 2015 periods, respectively. During the first three months of 2016, the Company repurchased 0.2 million shares of the Company's stock at a cost of $8.0 million. Total cash used to pay dividends decreased slightly to $6.5 million in the 2016 period compared to $6.6 million in the 2015 period. Other financing cash flows during the first three months of 2016 include $2.9 million of net cash payments resulting from the settlement of foreign currency hedges related to intercompany financing, whereas the first three months of 2015 included $10.2 million of net cash proceeds from settlements.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At March 31, 2016, $387.6 million was borrowed at an average interest rate of 1.52% under the Company's $750.0 million Amended Credit Facility which matures in September 2018. In addition, as of March 31, 2016, the Company had $8.0 million in borrowings under short-term bank credit lines. At March 31, 2016, the Company's total borrowings were comprised of 41% fixed rate debt and 59% variable rate debt. The interest payments on $100.0 million of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the respective interest rate swaps that were executed in April 2012.

Debt Covenants

Borrowing capacity is limited by various debt covenants in the Company's debt agreements. As of March 31, 2016, the most restrictive financial covenant is included within the Amended Credit Agreement and the Note Purchase Agreement and requires the Company to maintain a maximum ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times for the four fiscal quarters then ending. The Agreements also contain other financial covenants that require the maintenance of a certain other debt ratio, Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times and a certain interest coverage ratio, Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of at least 4.25 times, at March 31, 2016. The Agreements also provide that in connection with certain permitted acquisitions with aggregate consideration in excess of $150.0 million, the Consolidated Senior Debt to EBITDA ratio and the Consolidated Total Debt to EBITDA ratio are permitted to increase to 3.50 times and 4.25 times, respectively, for a period of the four fiscal quarters ending after the closing of the acquisition. Following is a reconciliation of Consolidated EBITDA to the Company's net income (in millions):

Four fiscal quarters ended March 31, 2016
Net income	$121.2
Add back:
Interest expense	11.0
Income taxes	34.0
Depreciation and amortization	77.9
Adjustment for non-cash stock based compensation	9.7
Adjustment for acquired businesses	2.7
Workforce reduction and restructuring charges	4.0
Pension lump-sum settlement charge	9.9
Other adjustments	2.4
Consolidated EBITDA, as defined	$272.7

Consolidated Senior Debt, as defined, as of March 31, 2016	$503.5
Ratio of Consolidated Senior Debt to Consolidated EBITDA	1.85
Maximum	3.25
Consolidated Total Debt, as defined, as of March 31, 2016	$503.5
Ratio of Consolidated Total Debt to Consolidated EBITDA	1.85
Maximum	4.00
Consolidated Cash Interest Expense, as defined, as of March 31, 2016	$11.3
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	24.11
Minimum	4.25

The Amended Credit Agreement allows for certain adjustments within the calculation of the financial covenants. The adjustment for acquired businesses reflects the unaudited pre-acquisition operations of Thermoplay and Priamus for the periods from April 1, 2015 through August 6, 2015 and from April 1, 2015 through September 30, 2015, respectively. The workforce reduction and restructuring charges include charges related to workforce reductions and the closure of the Saline facility. The pension lump-sum settlement charge represents the accelerated amortization of actuarial pension losses. Other adjustments consist of net gains on the sale of assets, the amortization of the Thermoplay acquisition inventory step-up and due diligence and transaction expenses as permitted under the Amended Credit Agreement. The Company's financial covenants are measured as of the end of each fiscal quarter. At March 31, 2016, additional borrowings of $587.3 million of Total Debt and $382.8 million of Senior Debt would have been allowed under the covenants. Senior Debt includes primarily the borrowings under the Amended Credit Facility, the 3.97% Senior Notes and the borrowings under the lines of credit. The Company's unused committed credit facilities at March 31, 2016 were $362.4 million.

OTHER MATTERS

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The most significant areas involving management judgments and estimates are described in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to such judgments and estimates. Actual results could differ from those estimates.

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

In July 2015, the FASB amended its guidance related to the measurement of inventory. The amended guidance requires inventory to be measured at the lower of cost and net realizable value and thereby simplifies the current guidance of measuring inventory at the lower of cost or market. The amended guidance is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the guidance and does not anticipate a material impact on its Consolidated Financial Statements.

In February 2016, the FASB amended it's guidance related to lease accounting. The amended guidance requires lessees to recognize a majority of its leases on the balance sheet as a right-to-use asset. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Lease expense will be recorded in a manner similar to current accounting. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the guidance to determine the impact it will have on its Consolidated Financial Statements.

In March 2016, the FASB amended its guidance related to the accounting for certain aspects of share-based payments to employees. The amended guidance requires that all tax effects related to share-based payments are recorded at settlement (or expiration) through the income statement, rather than through equity. The amended guidance allows for an employer to repurchase additional employee shares for tax withholding purposes without requiring a liability be recorded. Lastly, the guidance allows for a policy election to account for forfeitures as they occur, rather than accounting for them on an estimated basis. The amended guidance is effective prospectively to all excess tax benefits and tax deficiencies resulting from settlements after the date of adoption. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the guidance to determine the impact it will have on its Consolidated Financial Statements.

EBITDA

EBITDA for the first quarter of 2016 was $60.1 million compared to $62.9 million in the first quarter of 2015. EBITDA is a measurement not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Three months ended March 31,
	2016	2015
Net income	$28.8	$29.1
Add back:
Interest expense	3.0	2.7
Income taxes	9.5	12.0
Depreciation and amortization	18.8	19.1
EBITDA	$60.1	$62.9

FORWARD-LOOKING STATEMENTS

Certain of the statements in this quarterly report contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements often address our expected future operating and financial performance and financial condition, and often contain words such as "anticipate," "believe," "expect," "plan," "estimate," "project," and similar terms. Among others, our sales outlook, backlog, aircraft utilization, demographics, exchange rate assumptions, sales per aircraft and guidance are all forward-looking statements. These forward-looking statements do not constitute guarantees of future performance and are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. These include, among others: difficulty maintaining relationships with employees, including unionized employees, customers, distributors, suppliers, business partners or governmental entities; failure to successfully negotiate collective bargaining agreements or potential strikes, work stoppages or other similar events; difficulties leveraging market opportunities; changes in market demand for our products and services; rapid technological and market change; the ability to protect intellectual property rights; introduction or development of new products or transfer of work; higher risks in international operations and markets; the impact of intense competition; acts of terrorism, cybersecurity attacks or intrusions that could adversely impact our businesses; uncertainties relating to conditions in financial markets; currency fluctuations and foreign currency exposure; future financial performance of the industries or customers that we serve; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; inability to realize expected sales or profits from existing backlog or consistent with projected sales per aircraft due to a range of factors, including changes in customer sourcing decisions, materials, material costs, part design, quantity of parts per engine, percentage of work directed to us, engine spares, cost schedules, production schedules and volumes of specific programs; the impact of government budget and funding decisions; changes in raw material or product prices and availability; integration of acquired businesses; restructuring costs or savings; the continuing impact of prior acquisitions and divestitures, and any other future strategic actions, including acquisitions, divestitures, restructurings, or strategic business realignments, and our ability to achieve the financial and operational targets set in connection with any such actions; the outcome of pending and future legal, governmental, or regulatory proceedings and contingencies and uninsured claims, including the arbitration proceedings involving Triumph Actuation Systems - Yakima, LLC; future repurchases of common stock; future levels of indebtedness; and numerous other matters of a global, regional or national scale, including those of a political, economic, business, competitive, environmental, regulatory and public health nature; and other risks and uncertainties described in documents filed with or furnished to the Securities and Exchange Commission ("SEC") by the Company, including, among others, those in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors sections of the Company's filings. The Company assumes no obligation to update its forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's first fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the third quarter of 2015 the Company recorded a $2.8 million charge related to a contract termination dispute following the decision of a customer, Triumph Actuation Systems - Yakima, LLC ("Triumph"), to re-source work. The Company has approximately $8.0 million of net assets in connection with this dispute, recorded on the Consolidated Balance Sheet as of March 31, 2016. The Company has assessed recoverability of costs and damages provided by the relevant contracts and, during the fourth quarter of 2015, filed an arbitration demand before the American Arbitration Association for recovery of these costs and damages for approximately $15.0 million. Also during the fourth quarter, Triumph responded with a counterclaim of a similar amount, alleging various breaches and seeking damages, which the Company views as unsubstantiated. During the first quarter of 2016, the Company and Triumph each increased the amount of the claim and counterclaim to approximately $18.0 million and $23.0 million, respectively. The arbitration hearing is scheduled to begin May 10, 2016. While it is currently not possible to determine the ultimate outcome of this matter, the Company intends to vigorously defend its position and believes that the ultimate resolution will not have a material adverse effect on the Company’s consolidated financial position or liquidity, but could be material to the consolidated results of operations of any one period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)

January 1-31, 2016	276		$35.39	—	1,075,913
February 1-29, 2016	79,612		$33.87	70,000	4,930,000
March 1-31, 2016	163,881		$34.55	162,457	4,767,543
Total	243,769	(1)	$34.33	232,457

(1)
Other than 232,457 shares purchased in the first quarter of 2016, which were purchased as part of the Company's 2011 Program (defined below), all acquisitions of equity securities during the first quarter of 2016 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

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

Item 6. Exhibits

(a) Exhibits
Exhibit 10.1	Offer Letter to Michael A. Beck dated January 28, 2016.
Exhibit 15	Letter regarding unaudited interim financial information.
Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date:	April 27, 2016	/s/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr. Senior Vice President, Finance Chief Financial Officer (Principal Financial Officer)

Date:	April 27, 2016	/s/ MARIAN ACKER
Marian Acker Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended March 31, 2016

Exhibit No.	Description	Reference
10.1	Offer Letter to Michael A. Beck dated January 28, 2016.	Filed with this report.
15	Letter regarding unaudited interim financial information.	Filed with this report.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.
Exhibit 101.INS	XBRL Instance Document.	Filed with this report.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	Filed with this report.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with this report.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with this report.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with this report.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with this report.