Form 10-Q
period 2016-09-30
BARNES GROUP INC
filed 2016-10-28
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

The registrant had outstanding 53,814,441 shares of common stock as of October 26, 2016.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended September 30, 2016

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” under Part I - Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net sales	$311,561	$291,434	$906,586	$906,949

Cost of sales	198,600	191,132	582,028	593,609
Selling and administrative expenses	61,144	56,555	183,754	175,049
	259,744	247,687	765,782	768,658
Operating income	51,817	43,747	140,804	138,291

Interest expense	3,020	2,637	8,826	7,944
Other expense (income), net	621	(545)	24	(228)
Income before income taxes	48,176	41,655	131,954	130,575
Income taxes	11,348	7,984	33,066	33,601
Net income	$36,828	$33,671	$98,888	$96,974

Per common share:
Basic	$0.68	$0.61	$1.82	$1.76
Diluted	0.67	0.61	1.81	1.74
Dividends	0.13	0.12	0.38	0.36

Weighted average common shares outstanding:
Basic	54,206,064	55,199,315	54,206,798	55,140,774
Diluted	54,572,315	55,588,092	54,643,739	55,647,971

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$36,828	$33,671	$98,888	$96,974
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on hedging activities, net of tax (1)	(150)	(174)	(580)	127
Foreign currency translation adjustments, net of tax (2)	990	(22,722)	2,100	(38,847)
Defined benefit pension and other postretirement benefits, net of tax (3)	2,042	3,592	5,740	9,043
Total other comprehensive income (loss), net of tax	2,882	(19,304)	7,260	(29,677)
Total comprehensive income	$39,710	$14,367	$106,148	$67,297

(1) Net of tax of $1 and $(96) for the three months ended September 30, 2016 and 2015, respectively, and $(141) and $(64) for the nine months ended September 30, 2016 and 2015, respectively.

(2) Net of tax of $31 and $(188) for the three months ended September 30, 2016 and 2015, respectively, and $105 and $(1,569) for the nine months ended September 30, 2016 and 2015, respectively.

(3) Net of tax of $977 and $1,383 for the three months ended September 30, 2016 and 2015, respectively, and $2,930 and $4,150 for the nine months ended September 30, 2016 and 2015, respectively.

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$71,941	$83,926
Accounts receivable, less allowances (2016 - $4,343; 2015 - $4,085)	287,293	261,757
Inventories	233,409	208,611
Deferred income taxes	—	24,825
Prepaid expenses and other current assets	32,282	32,469
Total current assets	624,925	611,588

Deferred income taxes	19,375	1,139

Property, plant and equipment	775,424	714,807
Less accumulated depreciation	(432,954)	(405,951)
	342,470	308,856

Goodwill	666,040	587,992
Other intangible assets, net	542,083	528,322
Other assets	26,990	23,969
Total assets	$2,221,883	$2,061,866

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$13,200	$22,680
Accounts payable	109,050	97,035
Accrued liabilities	146,357	114,867
Deferred revenue and customer advances	35,120	16,453
Long-term debt - current	2,211	1,515
Total current liabilities	305,938	252,550

Long-term debt	512,060	485,711
Accrued retirement benefits	99,749	112,888
Deferred income taxes	75,616	62,364
Other liabilities	24,898	20,600

Commitments and contingencies (Note 13)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2016 - 62,579,299 shares; 2015 - 62,071,144 shares)	626	621
Additional paid-in capital	438,410	427,558
Treasury stock, at cost (2016 - 8,765,055 shares; 2015 - 8,206,683 shares)	(246,962)	(226,421)
Retained earnings	1,147,540	1,069,247
Accumulated other non-owner changes to equity	(135,992)	(143,252)
Total stockholders' equity	1,203,622	1,127,753
Total liabilities and stockholders' equity	$2,221,883	$2,061,866

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2016	2015
Operating activities:
Net income	$98,888	$96,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,949	59,249
Gain on disposition of property, plant and equipment	(475)	(1,269)
Stock compensation expense	8,620	6,934
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(18,461)	2,221
Inventories	4,626	(3,593)
Prepaid expenses and other current assets	(296)	(7,617)
Accounts payable	9,799	8,667
Accrued liabilities, deferred revenue and customer advances	13,028	(8,026)
Deferred income taxes	998	4,741
Long-term retirement benefits	(16,026)	(166)
Other	461	2,481
Net cash provided by operating activities	160,111	160,596

Investing activities:
Proceeds from disposition of property, plant and equipment	715	3,311
Capital expenditures	(32,920)	(31,412)
Business acquisitions, net of cash acquired	(120,675)	(43,485)
Component Repair Program payments	(900)	(19,000)
Net cash used by investing activities	(153,780)	(90,586)

Financing activities:
Net change in other borrowings	(9,321)	2,491
Payments on long-term debt	(263,578)	(137,699)
Proceeds from the issuance of long-term debt	288,982	107,766
Proceeds from the issuance of common stock	2,463	11,183
Common stock repurchases	(15,660)	(12,082)
Dividends paid	(20,444)	(19,713)
Withholding taxes paid on stock issuances	(4,881)	(4,898)
Other	3,406	6,341
Net cash used by financing activities	(19,033)	(46,611)

Effect of exchange rate changes on cash flows	717	(3,675)
(Decrease) increase in cash and cash equivalents	(11,985)	19,724
Cash and cash equivalents at beginning of period	83,926	46,039
Cash and cash equivalents at end of period	$71,941	$65,763

Supplemental Disclosure of Cash Flow Information:

Non-cash investing activities in 2016 included the recognition of $12,436 of liabilities in connection with the FOBOHA acquisition. See Note 2.

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data)
(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income, comprehensive income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2015 has been derived from the 2015 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair statement of the results, have been included. Operating results for the nine-month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Certain reclassifications have been made to prior year amounts.

2. Acquisition

On August 31, 2016, the Company, through three of its subsidiaries (collectively, the “Purchaser”), completed substantially all of its acquisition of the molds business of Adval Tech Holding AG and Adval Tech Holdings (Asia) Pte. Ltd. ("FOBOHA") (collectively, the “Sellers”). FOBOHA is headquartered in Haslach, Germany and operates out of three manufacturing facilities located in Germany, Switzerland and China. The Company completed it's purchase of the Germany and Switzerland businesses on August 31, 2016. The purchase of the China business required government approval which was granted on September 30, 2016. On October 7, 2016, shares of the China operations were subsequently transferred to the Company upon payment, per the terms of the Sale and Purchase Agreement for these respective operations ("China SPA"). The Company, pursuant to the terms and conditions within the Sale and Purchase Agreement ("FOBOHA SPA"), assumed economic control of the China business effective August 31, 2016. Having both economic control and the benefits and risks of ownership during the period from August 31, 2016 through September 30, 2016, the Company included the results of the China business within the consolidated results of operations of the Company during this period.

FOBOHA specializes in the development and manufacture of complex plastic injection molds for packaging, medical, consumer and automotive applications. The Company acquired FOBOHA for an aggregate cash purchase price of CHF 140,762 ($143,094), which is subject to post closing adjustments under the terms of the FOBOHA SPA. The Company paid CHF 128,528 ($130,658) in cash, using cash on hand and borrowings under the Company's revolving credit facility and recorded a payable to the Sellers of CHF 9,334 ($9,489) for the China operations and a liability of CHF 2,900 ($2,947) related to the estimated post closing adjustments, both of which are included within accrued liabilities on the consolidated balance sheet as of September 30, 2016. The purchase price includes preliminary adjustments under the terms of the FOBOHA SPA, including approximately CHF 11,342 ($11,530) related to cash acquired. In connection with the acquisition, the Company recorded $37,600 of intangible assets and $73,753 of goodwill. See Note 5 to the Consolidated Financial Statements. Pro forma operating results for the FOBOHA acquisition are not presented as the results would not be significantly different than historical results.

During the nine months ended September 30, 2016, the Company incurred $2,118 of acquisition-related costs related to the FOBOHA acquisition. These costs include due diligence costs and transaction costs to complete the acquisition and have been recognized in the Consolidated Statements of Income as selling and administrative expenses.

The operating results of FOBOHA have been included in the Consolidated Statements of Income since the date of acquisition. The Company reported $4,032 in net sales for the period from the acquisition date through September 30, 2016. FOBOHA results have been included within the Industrial segment's operating profit.

3. Net Income Per Common Share

For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans. For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding was increased by 366,251 and 388,777 for the three-month periods ended September 30, 2016 and 2015, respectively, and by 436,941 and 507,197 for the nine-month periods ended September 30, 2016 and 2015, respectively, to account for the potential dilutive effect of stock-based incentive plans. There were no adjustments to net income for the purposes of computing income available to common stockholders for the periods.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three-month periods ended September 30, 2016 and 2015, the Company excluded 209,907 and 209,102 stock options, respectively, from the calculation of weighted-average diluted shares outstanding as the stock options would have been anti-dilutive. During the nine- month periods ended September 30, 2016 and 2015, the Company excluded 315,440 and 203,001 stock options, respectively, from the calculation of weighted-average diluted shares outstanding as the stock options would have been anti-dilutive. The Company also excluded 31,028 performance share awards from the calculation of weighted-average diluted shares outstanding during the nine- month period ended September 30, 2016 as such awards also would have been anti-dilutive. There were no performance share awards excluded from the calculation of weighted-average diluted shares outstanding during the three- month period ended September 30, 2016 as no awards would have been anti-dilutive.

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

4. Inventories

The components of inventories consisted of:

	September 30, 2016	December 31, 2015
Finished goods	$70,221	$76,836
Work-in-process	105,495	77,061
Raw material and supplies	57,693	54,714
	$233,409	$208,611
5. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended September 30, 2016:

	Industrial	Aerospace	Total Company
January 1, 2016	$557,206	$30,786	$587,992
Goodwill acquired	73,753	—	73,753
Foreign currency translation	4,295	—	4,295
September 30, 2016	$635,254	$30,786	$666,040

The changes recorded at Industrial include $73,753 of goodwill resulting from the acquisition of FOBOHA in August 2016. The amount allocated to goodwill reflects the benefits that the Company expects to realize from synergies created by combining the operations of FOBOHA, future enhancements to technology, geographical expansion and FOBOHA's assembled workforce. None of the recognized goodwill is expected to be deductible for income tax purposes. The final purchase price is subject to post-closing adjustments and purchase price allocations are subject to the finalized valuation of certain assets and liabilities, therefore goodwill acquired may require adjustment accordingly.

In the second quarter of 2016, management performed its annual impairment testing of goodwill. Based on this assessment, there was no goodwill impairment recognized.

Other Intangible Assets:
Other intangible assets consisted of:

		September 30, 2016		December 31, 2015
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs (RSPs)	Up to 30	$293,700	$(93,142)	$293,700	$(84,629)
Component repair programs (CRPs)	Up to 30	111,839	(9,243)	111,839	(6,054)
Customer lists/relationships	10-16	213,066	(50,283)	194,566	(41,786)
Patents and technology	6-14	84,052	(35,519)	69,352	(29,551)
Trademarks/trade names	10-30	11,950	(9,871)	11,950	(9,412)
Other	Up to 15	20,551	(16,115)	20,551	(15,413)
		735,158	(214,173)	701,958	(186,845)
Unamortized intangible assets:
Trade names		42,770	—	38,370	—
Foreign currency translation		(21,672)	—	(25,161)	—
Total other intangible assets		$756,256	$(214,173)	$715,167	$(186,845)

Estimated amortization of intangible assets for future periods is as follows: 2016 - $37,000; 2017 - $41,000; 2018 - $42,000; 2019 - $40,000 and 2020 - $38,000.

In connection with the acquisition of FOBOHA in August 2016, the Company recorded intangible assets of $37,600, which includes $18,500 of customer relationships, $14,700 of patents and technology and $4,400 of an indefinite life trade name. The weighted-average useful lives of the acquired amortizable assets were 16 years and 7 years, respectively.

In the second quarter of 2016 management performed its annual impairment testing of its trade names, indefinite-lived intangible assets. Based on this assessment, there was no impairment recognized.

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

6. Debt

The Company's debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios. The Company is in compliance with its financial covenants as of September 30, 2016, and continues to monitor its future compliance based on current and anticipated future economic conditions.

Long-term debt and notes and overdrafts payable at September 30, 2016 and December 31, 2015 consisted of:

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit agreement	$406,410	$407,881	$379,700	$375,188
3.97% Senior Notes	100,000	108,447	100,000	102,484
Borrowings under lines of credit and overdrafts	13,200	13,200	22,680	22,680
Capital leases	6,175	6,398	7,105	7,503
Other foreign bank borrowings	1,686	1,653	421	410
	527,471	537,579	509,906	508,265
Less current maturities	(15,411)		(24,195)
Long-term debt	$512,060		$485,711

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

Borrowings and availability under the Amended Credit Agreement were $406,410 and $343,590, respectively, at September 30, 2016 and $379,700 and $370,300, respectively, at December 31, 2015. The average interest rate on these borrowings was 1.62% and 1.50% on September 30, 2016 and December 31, 2015, respectively. During the third quarter, the Company borrowed $100,000 under the Amended Credit Facility through an international subsidiary. The proceeds were distributed to the Parent Company and subsequently used to pay down U.S. borrowings under the Amended Credit Agreement. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

In October 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, as purchasers, for the issuance of $100,000 aggregate principal amount of 3.97% Senior Notes due October 17, 2024 (the “3.97% Senior Notes”). The Company completed funding of the transaction and issued the 3.97% Senior Notes on October 17, 2014.

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

In addition, the Company has available approximately $56,000 in uncommitted short-term bank credit lines ("Credit Lines") and overdraft facilities. Under the Credit Lines, $13,200 was borrowed at September 30, 2016 at an average interest rate of 1.38% and $22,500 was borrowed at December 31, 2015 at an average interest rate of 1.56%. The Company had also borrowed $0 and $180 under the overdraft facilities at September 30, 2016 and December 31, 2015, respectively. Repayments under the Credit Lines are due within one month after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company has capital leases at the Thermoplay and Männer businesses. The fair value of the capital leases is based on observable Level 2 inputs. These instruments are valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

The Company also has other foreign bank borrowings, including borrowings at FOBOHA. The fair value of the other foreign bank borrowings is based on observable Level 2 inputs. These instruments are valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

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

The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. Other financing cash flows during the first nine months of 2016, as presented on the consolidated statements of cash flows, include $3,822 of net cash inflows from the settlement of foreign currency hedges related to intercompany financing.

The following table sets forth the fair value amounts of derivative instruments held by the Company.

	September 30, 2016		December 31, 2015
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(238)	$—	$(357)
Foreign exchange contracts	—	(355)	484	—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	74	(333)	215	(101)
Total derivatives	$74	$(926)	$699	$(458)

Asset derivatives are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Liability derivatives related to interest rate contracts and foreign exchange contracts are recorded in other liabilities and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

The following table sets forth the (loss) gain, net of tax, recorded in accumulated other comprehensive income (loss), net of tax, for the three- and nine- month periods ended September 30, 2016 and 2015 for derivatives held by the Company and designated as hedging instruments.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Cash flow hedges:
Interest rate contracts	$137	$(151)	$74	$(320)
Foreign exchange contracts	(287)	(23)	(654)	447
	$(150)	$(174)	$(580)	$127

Amounts related to the interest rate swaps included within accumulated other comprehensive income (loss) that were reclassified to expense during the first nine months of 2016 and 2015 resulted in a fixed rate of interest of 1.03% plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the three- and nine-month periods ended September 30, 2016 and 2015.

The following table sets forth the net (loss) gain recorded in other expense (income), net in the consolidated statements of income for the three- and nine-month periods ended September 30, 2016 and 2015 for non-designated derivatives held by the Company. Such amounts were substantially offset by the net (gain) loss recorded on the underlying hedged asset or liability, also recorded in other expense (income), net.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Foreign exchange contracts	$(3,755)	$(2,431)	$(7,506)	$4,514

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

Level 3	Unobservable inputs for the asset or liability

The following table provides the financial assets and financial liabilities reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Asset derivatives	$74	$—	$74	$—
Liability derivatives	(926)	—	(926)	—
Bank acceptances	9,946	—	9,946	—
Rabbi trust assets	2,187	2,187	—	—
	$11,281	$2,187	$9,094	$—

December 31, 2015
Asset derivatives	$699	$—	$699	$—
Liability derivatives	(458)	—	(458)	—
Bank acceptances	10,823	—	10,823	—
Rabbi trust assets	2,159	2,159	—	—
	$13,223	$2,159	$11,064	$—

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

9. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
Pensions	2016	2015	2016	2015
Service cost	$1,354	$1,374	$4,056	$4,126
Interest cost	4,869	4,976	14,650	14,968
Expected return on plan assets	(7,564)	(8,048)	(22,774)	(24,207)
Amortization of prior service cost	52	76	157	231
Amortization of actuarial losses	2,697	3,730	8,109	11,215
Net periodic benefit cost	$1,408	$2,108	$4,198	$6,333

	Three months ended September 30,		Nine months ended September 30,
Other Postretirement Benefits	2016	2015	2016	2015
Service cost	$31	$36	$92	$109
Interest cost	440	459	1,324	1,377
Amortization of prior service credit	(93)	(141)	(280)	(423)
Amortization of actuarial losses	134	253	401	758
Net periodic benefit cost	$512	$607	$1,537	$1,821

As planned, the Company made a $15,000 discretionary contribution to the U.S. qualified pension plans in March 2016.

10. Income Taxes

The Company's effective tax rate for the first nine months of 2016 was 25.1% compared with 25.7% in the first nine months of 2015 and 23.2% for the full year 2015. The increase in the first nine months of 2016 effective tax rate from the full year 2015 rate is primarily due to the expiration of certain tax holidays, the absence of the 2015 refund of withholding taxes and the projected change in the mix of earnings attributable to higher-taxing jurisdictions, partially offset by lower planned repatriation of a portion of current year foreign earnings to the U.S and the excess tax benefit on stock awards, reflecting the amended guidance related to share-based payments made to employees. See Note 14 of the Consolidated Financial Statements.

The Aerospace and Industrial segments were previously awarded international tax holidays. All significant tax holidays for which the Company currently receives benefit are expected to expire in 2016 and 2017.

11. Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following table sets forth the changes in accumulated other comprehensive income (loss), net of tax, by component for the nine month periods ended September 30, 2016 and 2015:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2016	$115	$(105,703)	$(37,664)	$(143,252)
Other comprehensive (loss) income before reclassifications to consolidated statements of income	(823)	283	2,100	1,560
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	243	5,457	—	5,700
Net current-period other comprehensive (loss) income	(580)	5,740	2,100	7,260
September 30, 2016	$(465)	$(99,963)	$(35,564)	$(135,992)

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2015	$(732)	$(115,289)	$16,568	$(99,453)
Other comprehensive (loss) income before reclassifications to consolidated statements of income	(665)	1,412	(38,847)	(38,100)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	792	7,631	—	8,423
Net current-period other comprehensive income (loss)	127	9,043	(38,847)	(29,677)
September 30, 2015	$(605)	$(106,246)	$(22,279)	$(129,130)

The following table sets forth the reclassifications out of accumulated other comprehensive income (loss) by component for the three- and nine- month periods ended September 30, 2016 and 2015:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Three months ended September 30, 2016	Three months ended September 30, 2015
Gains and losses on cash flow hedges
Interest rate contracts	$(137)	$(214)	Interest expense
Foreign exchange contracts	(20)	(137)	Net sales
	(157)	(351)	Total before tax
	55	110	Tax benefit
	(102)	(241)	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service credits, net	$41	$65	(A)
Amortization of actuarial losses	(2,831)	(3,983)	(A)
	(2,790)	(3,918)	Total before tax
	977	1,383	Tax benefit
	(1,813)	(2,535)	Net of tax

Total reclassifications in the period	$(1,915)	$(2,776)

(A) These accumulated other comprehensive income (loss) components are included within the computation of net periodic pension cost. See Note 9.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Gains and losses on cash flow hedges
Interest rate contracts	$(437)	$(642)	Interest expense
Foreign exchange contracts	40	(499)	Net sales
	(397)	(1,141)	Total before tax
	154	349	Tax benefit
	(243)	(792)	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service credits, net	$123	$192	(A)
Amortization of actuarial losses	(8,510)	(11,973)	(A)
	(8,387)	(11,781)	Total before tax
	2,930	4,150	Tax benefit
	(5,457)	(7,631)	Net of tax

Total reclassifications in the period	$(5,700)	$(8,423)

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

The following tables set forth information about the Company's operations by its two reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net sales
Industrial	$208,748	$189,106	$608,534	$592,044
Aerospace	102,816	102,329	298,055	314,910
Intersegment sales	(3)	(1)	(3)	(5)
Total net sales	$311,561	$291,434	$906,586	$906,949

Operating profit
Industrial	$34,958	$27,304	$99,445	$88,262
Aerospace	16,859	16,443	41,359	50,029
Total operating profit	51,817	43,747	140,804	138,291
Interest expense	3,020	2,637	8,826	7,944
Other expense (income), net	621	(545)	24	(228)
Income before income taxes	$48,176	$41,655	$131,954	$130,575

	September 30, 2016	December 31, 2015
Assets
Industrial (A)	$1,441,695	$1,241,206
Aerospace	637,232	654,147
Other (B)	142,956	166,513
Total assets	$2,221,883	$2,061,866

(A) The change in assets within the Industrial segment primarily reflects an increase in assets resulting from the acquisition of FOBOHA.
(B) "Other" assets include corporate-controlled assets, the majority of which are cash and deferred tax assets.

13. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. Product warranty liabilities were not material as of September 30, 2016 or December 31, 2015.

Contract Matters

During the third quarter of 2015 the Company recorded a $2,788 charge related to a contract termination dispute following the decision of a customer, Triumph Actuation Systems - Yakima, LLC ("Triumph"), to in-source work. The Company has approximately $8,000 of net assets, in connection with this dispute, recorded on the Consolidated Balance Sheet as of September 30, 2016. The Company has assessed recoverability of costs and damages provided by the relevant contracts and, during the fourth quarter of 2015, filed an arbitration demand before the American Arbitration Association for recovery of these costs and damages for approximately $15,000. Also during the fourth quarter, Triumph responded with a counterclaim of a similar amount, alleging various breaches and seeking damages, which the Company views as unsubstantiated. During 2016, Triumph adjusted the amount of its counterclaim to approximately $23,000, and the Company adjusted its claim to seek approximately $12,000.

As scheduled in May 2016, the parties arbitrated the matter and the Company continues to view the Triumph counterclaim as unsubstantiated. The Company and Triumph submitted post-hearing filings during the third quarter and are now awaiting the arbiter's decision, which is expected in the fourth quarter of 2016. While it is currently not possible to determine the ultimate outcome of this matter, the Company believes that the ultimate resolution will not have a material adverse effect on the Company’s consolidated financial position or liquidity, but could be material to the consolidated results of operations of any one period.

14. Accounting Changes

In March 2016, the FASB amended its guidance related to the accounting for certain aspects of share-based payments to employees. The amended guidance requires that all tax effects related to share-based payments are recorded at settlement (or expiration) through the income statement, rather than through equity. Cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The amended guidance also allows for an employer to repurchase additional employee shares for tax withholding purposes without requiring liability accounting and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on the Consolidated Statements of Cash Flows. The guidance also allows for a policy election to account for forfeitures as they occur, rather than accounting for them on an estimated basis. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted.

The Company elected to early adopt this guidance in the third quarter of 2016. This adoption requires the Company to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The most significant impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than through equity for all periods in fiscal year 2016, which resulted in the recognition of excess tax benefits in our provision for income taxes of $1,530 for the three and nine-month periods ended September 30, 2016. In connection with the additional amendments within the amended guidance, the Company recognized state tax loss carryforwards in the amount of $195, which impacted retained earnings as of January 1, 2016. The cumulative effect of this change is required to be recorded in retained earnings. The Company has elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

The presentation requirements for cash flows related to excess tax benefits and employee taxes paid for withheld shares were applied retrospectively to all periods presented. This resulted in an increase in both net cash provided by operating activities and net cash used by financing activities of $1,402, $2,320 and $7,519 for the three, six and nine month periods ended March 31, June 30 and September 30, 2015, respectively, and $413 and $524 for the three and six month periods ended March 31 and June 30, 2016, respectively.

In November 2015, the FASB amended its guidance related to the balance sheet classification of deferred income taxes. The amended guidance removes the requirement to separate and classify deferred income tax liabilities and assets into current and non-current amounts and requires an entity to now classify all deferred tax liabilities and assets as non-current. The amended guidance can be adopted either on a prospective or retrospective basis and is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. The provisions of the amended guidance were adopted on a prospective basis during the first quarter of 2016. The provisions resulted in the classification of $26,072 and $1,173 of current deferred income tax assets and liabilities, respectively, into non-current deferred income tax assets and liabilities, respectively, on the Consolidated Balance Sheet as of September 30, 2016.

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

__________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three- and nine- month periods ended September 30, 2016 and 2015, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 28, 2016 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Barnes Group Inc.

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of September 30, 2016, and the related consolidated statements of income and comprehensive income for the three- and nine- month periods ended September 30, 2016 and September 30, 2015 and the consolidated statements of cash flows for the nine month periods ended September 30, 2016 and September 30, 2015. This interim financial information is the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2015, and the related consolidated statements of income and comprehensive income, of changes in stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 24, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2015, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP Hartford, Connecticut
October 28, 2016

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

Third Quarter 2016 Highlights

In the third quarter of 2016, the Company, through three of its subsidiaries (collectively, the “Purchaser”), completed its acquisition of the molds business of Adval Tech Holding AG and Adval Tech Holdings (Asia) Pte. Ltd. ("FOBOHA") (collectively, the “Sellers”). FOBOHA is headquartered in Haslach, Germany and operates out of three manufacturing facilities located in Germany, Switzerland and China. The Company completed it's purchase of the Germany and Switzerland businesses on August 31, 2016. The purchase of the China business required government approval which was granted on September 30, 2016. FOBOHA specializes in the development and manufacture of complex plastic injection molds for packaging, medical, consumer and automotive applications. The Company acquired FOBOHA for an aggregate cash purchase price of CHF 140.8 million ($143.1 million), which is subject to post closing adjustments under the terms of the Sale and Purchase Agreement ("SPA"). The Company paid CHF 128.5 million ($130.7 million) in cash, using cash on hand and borrowings under the Company's revolving credit facility and recorded a payable to the Sellers of CHF 9.3 million ($9.5 million) for the China operations as well as a liability of CHF 2.9 million ($2.9 million) related to the estimated post closing adjustments. The purchase price includes preliminary adjustments under the terms of the SPA, including approximately CHF 11.3 million ($11.5 million) related to cash acquired. In connection with the acquisition, the Company recorded $37.6 million of intangible assets and $73.8 million of goodwill. See Note 2 and Note 5 to the Consolidated Financial Statements.

In the third quarter of 2016, sales increased by $20.1 million, or 6.9% from the third quarter of 2015, to $311.6 million. Acquired businesses contributed incremental sales of $9.6 million during the period whereas organic sales (net sales excluding both foreign currency and acquisition impacts) increased by $11.6 million, or 4.0%, with increases of 5.9% and 0.5% within the Industrial and Aerospace segments, respectively. Sales growth within Industrial resulted from higher volumes within our Molding Solutions and Nitrogen Gas Products businesses, partially offset by softer general industrial end-markets. Within Aerospace, increased volumes within the aftermarket repair and overhaul business were partially offset by lower demand within our aftermarket spare parts business. Sales in the Industrial segment were impacted by changes in foreign currency which decreased sales by approximately $1.1 million as the U.S. dollar strengthened against foreign currencies.

Operating income in the third quarter of 2016 increased 18.4% to $51.8 million from the third quarter of 2015 and operating margin increased from 15.0% to 16.6%. Operating income was largely impacted by increased organic sales and the benefit of productivity improvements.

RESULTS OF OPERATIONS

Net Sales

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2016	2015	Change		2016	2015	Change
Industrial	$208.7	$189.1	$19.6	10.4%	$608.5	$592.0	$16.5	2.8%
Aerospace	102.8	102.3	0.5	0.5%	298.1	314.9	(16.9)	(5.4)%
Total	$311.6	$291.4	$20.1	6.9%	$906.6	$906.9	$(0.4)	—%

The Company reported net sales of $311.6 million in the third quarter of 2016, an increase of $20.1 million or 6.9%, from the third quarter of 2015. Acquired businesses provided incremental sales of $9.6 million, in aggregate, during the 2016 period. Organic sales increased by $11.6 million, which included increases of $11.1 million and $0.5 million at Industrial and Aerospace, respectively. The strengthening of the U.S. dollar against foreign currencies decreased net sales within the Industrial segment by approximately $1.1 million.

The Company reported net sales of $906.6 million in the first nine months of 2016, a decrease of $0.4 million from the first nine months of 2015. In Industrial, acquired businesses provided incremental sales of $33.1 million, in aggregate, during the first nine months of 2016. Organic sales decreased by $27.3 million, which included decreases of $10.4 million and $16.9 million at Industrial and Aerospace, respectively. The strengthening of the U.S. dollar against foreign currencies decreased net sales within the Industrial segment by approximately $6.2 million.

Expenses and Operating Income

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2016	2015	Change		2016	2015	Change
Cost of sales	$198.6	$191.1	$7.5	3.9%	$582.0	$593.6	$(11.6)	(2.0)%
% sales	63.7%	65.6%			64.2%	65.5%
Gross profit (1)	$113.0	$100.3	$12.7	12.6%	$324.6	$313.3	$11.2	3.6%
% sales	36.3%	34.4%			35.8%	34.5%
Selling and administrative expenses	$61.1	$56.6	$4.6	8.1%	$183.8	$175.0	$8.7	5.0%
% sales	19.6%	19.4%			20.3%	19.3%
Operating income	$51.8	$43.7	$8.1	18.4%	$140.8	$138.3	$2.5	1.8%
% sales	16.6%	15.0%			15.5%	15.2%
(1) Sales less cost of sales.

Cost of sales in the third quarter of 2016 increased 3.9% from the 2015 period, while gross profit margin increased from 34.4% in the 2015 period to 36.3% in the 2016 period. Gross margins improved at both Industrial and Aerospace. The recent acquisitions of FOBOHA in August 2016, and Thermoplay and Priamus, in August 2015 and October 2015, respectively, resulted in a higher percentage of sales being driven by Industrial, our higher margin segment, during the third quarter of 2016. At Industrial, gross profit increases were driven by favorable productivity and higher volumes, resulting from strength in our Molding Solutions and Nitrogen Gas Products businesses, partially offset by lower pricing and softness in general industrial end-markets. Gross profit during the third quarter of 2016 was negatively impacted by $0.5 million of short-term purchase accounting adjustments related to the acquisition of FOBOHA, whereas the third quarter of 2015 was impacted by $0.9 million of similar adjustments related to the acquisition of Thermoplay. Within Aerospace, an increase in gross profit relates primarily to a reduction in charges stemming from a contract termination dispute with a customer following their decision to in-source work. Selling and administrative expenses in the third quarter of 2016 increased 8.1% from the 2015 period, largely due to the incremental operations of the acquired businesses. The Company recorded $0.2 million of short-term purchase accounting adjustments in the 2015 period related to the acquisition of Thermoplay. As a percentage of sales, selling and administrative costs increased slightly from 19.4% in the third quarter of 2015 to 19.6% in the 2016 period. Operating income in the third quarter of 2016 increased 18.4% to $51.8 million from the third quarter of 2015 and operating income margin increased from 15.0% to 16.6%.

Cost of sales in the first nine months of 2016 decreased 2.0% from the 2015 period, while gross profit margin increased from 34.5% in the 2015 period to 35.8% in the 2016 period. Gross margins improved at Industrial and declined at Aerospace. The recent acquisitions resulted in a higher percentage of sales being driven by Industrial, our higher margin segment, during the first nine months of 2016. At Industrial, gross profit increased during the first nine months of 2016 primarily as a result of favorable productivity and strength within the Molding Solutions businesses, partially offset by the impact of lower volumes in the legacy businesses, due in part to softness in general industrial end-markets. Gross profit during the first nine months of 2016 was negatively impacted by $0.5 million of short-term purchase accounting adjustments related to the acquisition of FOBOHA, whereas the first nine months of 2015 included $0.9 million of short-term purchase accounting adjustments related to the acquisition of the Männer business and $0.9 million of short-term purchase accounting adjustments related to the acquisition of Thermoplay. Within Aerospace, a decline in gross profit relates primarily to higher charges related to the customer termination dispute, lower sales volumes and unfavorable productivity. Selling and administrative expenses in the first nine months of 2016 increased 5.0% from the 2015 period, due in part to $3.0 million of costs related to the customer termination dispute within the Aerospace segment, partially offset by an $0.8 million reduction in short-term purchase accounting adjustments related to acquisitions. As a percentage of sales, selling and administrative costs increased from 19.3% in the first nine months of 2015 to 20.3% in the 2016 period. Operating income in the first nine months of 2016 increased 1.8% to $140.8 million from the first nine months of 2015 and operating income margin increased from 15.2% to 15.5%.

Interest expense
Interest expense increased by $0.4 million in the third quarter of 2016, as compared with the prior year period, primarily as a result of higher interest rates. Interest expense increased by $0.9 million in the first nine months of 2016, as compared with the prior year period, also as a result of higher interest rates.

Other expense (income), net
Other expense (income), net in the third quarter of 2016 was $0.6 million compared to $(0.5) million in the third quarter of 2015, primarily driven by a $0.9 million charge related to a prior acquisition-related asset. Other expense (income), net in the first nine months of 2016 was $0.0 million compared to $(0.2) million in the first nine months of 2015. Net foreign currency gains were $0.8 million and $0.4 million in the first nine months of 2016 and the first nine months of 2015, respectively. These currency gains in the 2016 period were offset by the charge taken on the acquisition-related asset.

Income Taxes
The Company's effective tax rate for the first nine months of 2016 was 25.1% compared with 25.7% in the first nine months of 2015 and 23.2% for the full year 2015. The increase in the first nine months of 2016 effective tax rate from the full year 2015 rate is primarily due to the expiration of certain tax holidays, the absence of the 2015 refund of withholding taxes and the projected change in the mix of earnings attributable to higher-taxing jurisdictions, partially offset by lower planned repatriation of a portion of current year foreign earnings to the U.S and the excess tax benefit on stock awards, reflecting the amended guidance related to share-based payments made to employees. See Note 14 of the Consolidated Financial Statements.

The Aerospace and Industrial segments were previously awarded international tax holidays. All significant tax holidays for which the Company currently receives benefit are expected to expire in 2016 and 2017.

Income and Income per Share

	Three months ended September 30,				Nine months ended September 30,
(in millions, except per share)	2016	2015	Change		2016	2015	Change
Net income	$36.8	$33.7	$3.2	9.4%	$98.9	$97.0	$1.9	2.0%
Net income per common share:
Basic	$0.68	$0.61	$0.07	11.5%	$1.82	$1.76	$0.06	3.4%
Diluted	0.67	0.61	0.06	9.8%	1.81	1.74	0.07	4.0%
Weighted average common shares outstanding:
Basic	54.2	55.2	(1.0)	(1.8)%	54.2	55.1	(0.9)	(1.7)%
Diluted	54.6	55.6	(1.0)	(1.8)%	54.6	55.6	(1.0)	(1.8)%

Basic and diluted net income per common share increased for the three- and nine- month periods as compared to the 2015 periods, consistent with the changes in net income for the periods. Basic and diluted weighted average common shares outstanding decreased due to the repurchase of 1,352,596 and 426,202 shares during 2015 and the first nine months of 2016, respectively, as part of the Company's repurchase program. The impact of the repurchased shares was partially offset by the issuance of additional shares for employee stock plans.

Financial Performance by Business Segment

Industrial

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2016	2015	Change		2016	2015	Change
Sales	$208.7	$189.1	$19.6	10.4%	$608.5	$592.0	$16.5	2.8%
Operating profit	35.0	27.3	7.7	28.0%	99.4	88.3	11.2	12.7%
Operating margin	16.7%	14.4%			16.3%	14.9%

Sales at Industrial were $208.7 million in the third quarter of 2016, a $19.6 million increase from the third quarter of 2015. Acquisitions provided incremental sales of $9.6 million during the 2016 period. Organic sales increased by $11.1 million, or 5.9%, during the period, driven primarily by strength in our Molding Solutions and Nitrogen Gas Products businesses, slightly offset by continued softness in North American general industrial end-markets. The impact of foreign currency decreased sales by approximately $1.1 million as the U.S. dollar strengthened against foreign currencies. During the first nine months of 2016, this segment reported sales of $608.5 million, a 2.8% increase from the first nine months of 2015. Organic sales decreased by $10.4 million, or 1.8%, during the 2016 period, primarily a result of softer North American general industrial and Asian tool and die end-markets, partially offset by strength in our Molding Solutions businesses during the third quarter of 2016.

Acquisitions provided incremental sales of $33.1 million during the first nine months of 2016. The impact of foreign currency decreased sales by approximately $6.2 million as the U.S. dollar strengthened against foreign currencies.

Operating profit in the third quarter of 2016 at Industrial was $35.0 million, an increase of $7.7 million from the third quarter of 2015. The increase was driven by the profit impact of increased organic sales volumes and favorable productivity, as the Company continued its focus on manufacturing efficiencies and improved supply chain management across multiple units, partially offset by lower pricing. The third quarter of 2015 included $1.9 million of short-term purchase accounting adjustments and transaction costs related to the acquisition of the Thermoplay business, whereas the acquisition of FOBOHA during the third quarter of 2016 resulted in $1.7 million of such costs. Operating margin increased from 14.4% in the 2015 period to 16.7% in the 2016 period primarily as a result of these items. Operating profit in the first nine months of 2016 at Industrial was $99.4 million, an increase of $11.2 million from the first nine months of 2015. As noted above, operating profit benefited from favorable productivity, partially offset by the impact of lower sales volumes during the first half of the year, largely a result of softer general industrial end-markets. The first nine months of 2015 included $3.3 million of short-term purchase accounting and transaction costs related to the acquisitions of the Manner and Thermoplay businesses, whereas the first nine months of 2016 included $1.7 million of such costs related to FOBOHA. Operating margin increased from 14.9% in the 2015 period to 16.3% in the 2016 period.

Outlook: In the Industrial manufacturing businesses, management is focused on generating organic sales growth through the introduction of new products and by leveraging the benefits of the diversified products and industrial end-markets in which its businesses have a global presence. Our ability to generate sales growth is subject to economic conditions in the global markets served by all of our businesses. For general industrial end-markets, manufacturing Purchasing Managers Indexes ("PMIs") above 50 in North America and Europe are positive signs. China, although relatively stable since December 31, 2015, has demonstrated some strength during the third quarter. Within China, we have seen a strengthening in orders that began during the latter half of the second quarter and has continued into the third quarter, indicating strength within the transportation markets. Forecasted production for light vehicles remains favorable for 2016, with growth expected in North America, Europe, and China. One area of automotive weakness is Brazil, and that is having an impact on our spring business within Engineered Components. As noted above, our sales were negatively impacted by fluctuations in foreign currencies during the third quarter of 2016 of $1.1 million. A significant portion of businesses within the Industrial segment are domiciled in Europe. To the extent that the U.S. dollar remains strong as compared with the other foreign currencies, our sales may continue to be unfavorably impacted by foreign currency relative to the prior year periods. The relative impact on operating profit is not expected to be as significant as the impact on sales as most of our businesses have expenses primarily denominated in local currencies, where their revenues reside. The Company also remains focused on sales growth through acquisition and expanding geographic reach. Strategic investments in new technologies, manufacturing processes and product development are expected to provide incremental benefits over the long term.

Operating profit is largely dependent on the sales volumes and mix of the businesses in the segment. Management continues to focus on improving profitability and expanding margins through leveraging organic sales growth, acquisitions, pricing initiatives, global sourcing and productivity and process improvements. Workforce reductions and facility consolidations, combined with other productivity initiatives, are expected to continue to contribute favorably throughout the remainder of 2016. We continue to evaluate market conditions and remain pro-active in managing costs if markets soften. Costs associated with new product and process introductions, plant consolidations, strategic investments and the integration of acquisitions may negatively impact operating profit.

Aerospace

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2016	2015	Change		2016	2015	Change
Sales	$102.8	$102.3	$0.5	0.5%	$298.1	$314.9	$(16.9)	(5.4)%
Operating profit	16.9	16.4	0.4	2.5%	41.4	50.0	(8.7)	(17.3)%
Operating margin	16.4%	16.1%			13.9%	15.9%

The Aerospace segment reported sales of $102.8 million in the third quarter of 2016, a 0.5% increase from the third quarter of 2015. During the third quarter, the segment continued to transition from the manufacture of components on legacy engine platforms to newer, more technologically advanced platforms. Increased volume generated by newer programs within the original equipment manufacturing ("OEM") business was largely offset by lower volumes on the GE90 engine platform, as well as on other more mature engine platforms. A volume increase in the aftermarket repair and overhaul ("MRO") business was offset by a decline in aftermarket spare parts. Inventory management by our customers resulted in lower volumes within the spare parts business. Sales within the MRO business during the third quarter improved as we obtained additional sales volume from existing customers, however this business continues to be impacted by deferred maintenance on certain platforms as airlines continue to closely manage their costs and as engine performance and quality has improved. Aerospace was not impacted by changes in foreign currency as sales within the segment are largely denominated in U.S. dollars. During the first nine months of 2016, this segment reported sales of $298.1 million, a 5.4% decrease from the first nine months of 2015, primarily as a result of decreased sales within the OEM and aftermarket spare parts businesses. The OEM business experienced lower sales versus the prior year period in part due to the customer termination dispute following their decision to in-source work in the second half of 2015. See Note 13 of the Consolidated Financial Statements.

Operating profit at Aerospace in the third quarter of 2016 increased 2.5% from the third quarter of 2015 to $16.9 million. The operating profit increase resulted primarily from lower charges related to the customer termination dispute, which approximated $0.6 million and $2.8 million during the 2016 and 2015 periods, respectively, offset by pricing deflation and the profit impact of lower volumes within the highly profitable aftermarket spare parts business. Operating margin increased from 16.1% in the 2015 period to 16.4% in the 2016 period primarily as a result of these items. Operating profit in the first nine months of 2016 decreased 17.3% from the first nine months of 2015 to $41.4 million, driven by lower sales volumes and unfavorable productivity during the first half of the year, in addition to pricing deflation throughout the period.

Outlook:  Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the worldwide economy and are supported by its order backlog through participation in certain strategic commercial and military engine and airframe programs. Over the next several years, the Company expects continued strength in demand for new engines, driven by increased commercial aircraft production levels.  The Company sees 2016 as a transition year for the Aerospace OEM business as it moves from declining production on some of its legacy engine programs onto the ramping of several new engine programs. Indicative of this transition, OEM orders increased significantly since December 31, 2015. Backlog at OEM was $626.4 million at September 30, 2016, an increase of 11.1% since December 31, 2015, at which time backlog was $563.9 million. Approximately 50% of OEM backlog is expected to ship in the next 12 months. This percentage is lower than our historical average as orders for new engine programs have been placed over a longer time horizon. The Aerospace OEM business may be impacted by changes in the content levels on certain platforms, changes in customer sourcing decisions, adjustments to customer inventory levels, commodity availability and pricing, changes in production schedules of specific engine and airframe programs, redesign of parts, quantity of parts per engine, cost schedules agreed to under contract with the engine manufacturers, as well as the pursuit and duration of new programs. Sales levels in the Aerospace aftermarket business may be impacted by fluctuations in end-market demand, inventory management and changes in customer sourcing, deferred or limited maintenance activity during engine shop visits and the use of surplus (used) material during the engine repair and overhaul process. End markets are expected to grow based on the long term underlying fundamentals of the aerospace industry. Management continues to believe its Aerospace aftermarket business is competitively positioned based on well-established long-term customer relationships, including maintenance and repair contracts in the MRO business and long-term Revenue Sharing Programs ("RSPs") and Component Repair Programs ("CRPs"), expanded capabilities and current capacity levels. Fluctuations in fuel costs and their impact on airline profitability and behaviors within the aerospace industry could impact levels and frequency of aircraft maintenance and overhaul activities, and airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the value associated with new fuel efficient technologies. The Company does not expect that fluctuations in fuel costs will have a significant impact in the near term on the OEM business, however they may impact the MRO business.

Management is focused on growing operating profit at Aerospace primarily through leveraging organic sales growth, strategic investments, productivity initiatives, new product and process introductions and continued cost management. Operating profit is expected to be affected by the impact of changes in sales volume, mix and pricing, particularly as they relate to the highly profitable aftermarket RSP spare parts business, and investments made in each of its businesses. During 2015, the Company responded to the challenging economic environment affecting certain of our Aerospace businesses. Workforce reductions and restructure charges were recorded following reduced aftermarket volumes and the impact of the customer's in-sourcing decision. Taking these actions supported our productivity initiatives and have begun to favorably impact segment results during the first nine months of 2016. The Company expects additional benefits to result from these actions during the remainder of 2016, through operational effectiveness and productivity improvements, however such actions may negatively impact operating profit in the short-term. We continue to evaluate market conditions and remain pro-active in managing costs if markets further soften. Costs associated with new product and process introductions, the initial physical transfer of work to lower cost manufacturing regions and additional restructuring activities may also negatively impact operating profit.

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

On October 15, 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, as purchasers, for the issuance of $100.0 million aggregate principal amount of 3.97% senior notes due October 17, 2024 (the “3.97% Senior Notes”). The Company completed funding of the transaction and issued the 3.97% Senior Notes on October 17, 2014. The 3.97% Senior Notes are senior unsecured obligations of the Company and the Company pays interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Senior Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Senior Notes in an amount equal to 100% of the principal amount of the 3.97% Senior Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The Note Purchase Agreement contains customary affirmative and negative covenants that are similar to the covenants required under the Amended Credit Agreement, as discussed below. At September 30, 2016, the Company was in compliance with all covenants under the Note Purchase Agreement.

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

The Company's borrowing capacity may be limited by various debt covenants in the Amended Credit Agreement and the Note Purchase Agreement (the "Agreements"). The Agreements require the Company to maintain a ratio of Consolidated Senior Debt, as defined in the Agreements, to Consolidated EBITDA, as defined, of not more than 3.25 times at the end of each fiscal quarter ("Senior Debt Ratio"), a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times at the end of each fiscal quarter, and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25 times at the end of each fiscal quarter. The Agreements also provide that in connection with certain permitted acquisitions with aggregate consideration in excess of $150.0 million, the Consolidated Senior Debt to EBITDA ratio and the Consolidated Total Debt to EBITDA ratio are permitted to increase to 3.50 times and 4.25 times, respectively, for a period of the four fiscal quarters ending after the closing of the acquisition. At September 30, 2016, the Company was in compliance with all covenants under the Agreements. The Company's most restrictive financial covenant is the Senior Debt Ratio which requires the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.25 times at September 30, 2016. The actual ratio at September 30, 2016 was 1.84 times.

During the first nine months of 2016, the Company repurchased 0.4 million shares of the Company's stock at a cost of $15.7 million.

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the Amended Credit Facility and currently expects that its bank syndicate, comprised of 17 banks, will continue to support its Amended Credit Agreement which matures in September 2018. At September 30, 2016, the Company had $343.6 million unused and available for borrowings under its $750.0 million Amended Credit Facility, subject to covenants in the Company's debt agreements. At September 30, 2016, additional borrowings of $616.5 million of Total Debt and $402.0 million of Senior Debt would have been allowed under the financial covenants. The Company intends to use borrowings under its Amended Credit Facility to support the Company's ongoing growth initiatives. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements.

The Company had $13.2 million in borrowings under short-term bank credit lines at September 30, 2016.

In 2012, the Company entered into five-year interest rate swap agreements transacted with three banks which together convert the interest on the first $100.0 million of borrowings under the Company’s Credit Agreement from a variable rate plus the borrowing spread to a fixed rate of 1.03% plus the borrowing spread for the purpose of mitigating its exposure to variable interest rates. At September 30, 2016, the Company's total borrowings were comprised of approximately 39% fixed rate debt and 61% variable rate debt. At December 31, 2015, the Company's total borrowings were comprised of approximately 41% fixed rate debt and 59% variable rate debt.

The Company expects to contribute approximately $19.4 million to its various international and domestic defined benefit pension plans in 2016, including $15.0 million of discretionary contributions to the U.S. Qualified pension plans that were made in March 2016.

At September 30, 2016, the Company held $71.9 million in cash and cash equivalents, the majority of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions and are expected to primarily fund international investments.

In the third quarter of 2016, the Company, through three of its subsidiaries (collectively, the “Purchaser”), completed its acquisition of the molds business of Adval Tech Holding AG and Adval Tech Holdings (Asia) Pte. Ltd. ("FOBOHA")(collectively, the “Sellers”). See Note 2 of the Consolidated Financial Statements. The aggregate purchase price of CHF 140.8 million ($143.1 million) is subject to post closing adjustments under the terms of the SPA. The Company paid CHF 128.5 million ($130.7 million) in cash, using cash on hand of $60.6 million and borrowings of $70.1 million under the Company's revolving credit facility. The Company also recorded a payable to the Sellers of CHF 9.3 million ($9.5 million) for the China operations and a liability of CHF 2.9 million ($2.9 million) related to the estimated post closing adjustments, both of which are included within accrued liabilities on the consolidated balance sheet as of September 30, 2016. At September 30, 2016, the Company had repaid $26.7 million of the borrowings under the revolving credit facility. In July 2016, the Company entered into forward contract agreements (CHF 133.0 million in aggregate) to reduce the exposure to foreign currency exchange rates on the purchase price. These forward contract agreements were subsequently settled in August 2016 and did not have a significant impact on the Consolidated Statements of Income.

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

Cash Flow

	Nine months ended September 30,
(in millions)	2016	2015	Change
Operating activities	$160.1	$160.6	$(0.5)
Investing activities	(153.8)	(90.6)	(63.2)
Financing activities	(19.0)	(46.6)	27.6
Exchange rate effect	0.7	(3.7)	4.4
(Decrease) increase in cash	$(12.0)	$19.7	$(31.7)

Operating activities provided $160.1 million in the first nine months of 2016 compared to $160.6 million in the first nine months of 2015. Operating cash flows in the 2016 period were positively impacted by a reduction in outflows of accrued liabilities, including employee incentive compensation payments. Cash inflows in the 2016 period were partially offset by an outflow of $15.0 million related to discretionary contributions to the U.S. Qualified pension plans and were negatively impacted by an increase in receivables resulting from sales growth which generated a use of cash in the 2016 period.

Investing activities used $153.8 million and $90.6 million in the first nine months of 2016 and 2015, respectively. Investing activities in the 2016 period primarily consisted of cash outflows of $119.2 million used to fund the FOBOHA acquisition compared with $43.5 million used to fund the Thermoplay acquisition in the 2015 period. Capital expenditures of $32.9 million compared with $31.4 million in the 2015 period. The Company expects capital spending in 2016 to be approximately $45 to $50 million, in line with 2015 spending of $46.0 million. Investing activities in the first nine months of 2016 also included a payment of $1.5 million related to the post-acquisition closing adjustment of Thermoplay and a payment related to the Component Repair Programs ("CRPs") of $0.9 million, compared with a CRP payment of $19.0 million in the first nine months of 2015. See Note 5 of the Consolidated Financial Statements.

Financing activities in the first nine months of 2016 included a net increase in borrowings of $16.1 million compared to a net decrease of $27.4 million in the comparable 2015 period. During the third quarter, the Company borrowed $100.0 million under the Amended Credit Facility through an international subsidiary. The proceeds were distributed to the Parent Company and subsequently used to pay down U.S. borrowings under the Amended Credit Agreement. Proceeds from the issuance of common stock were $2.5 million and $11.2 million in the 2016 and 2015 periods, respectively. During the first nine months of 2016, the Company repurchased 0.4 million shares of the Company's stock at a cost of $15.7 million, compared with the purchase of 0.3 million shares at a cost of $12.1 million during the first nine months of 2015. Total cash used to pay dividends increased slightly to $20.4 million in the 2016 period compared to $19.7 million in the 2015 period. Other financing cash flows during the first nine months of 2016 include $3.8 million of net cash inflows resulting from the settlement of foreign currency hedges related to inter-company financing compared to $6.8 million in the first nine months of 2015.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At September 30, 2016, $406.4 million was borrowed at an average interest rate of 1.62% under the Company's $750.0 million Amended Credit Facility which matures in September 2018. In addition, as of September 30, 2016, the Company had $13.2 million in borrowings under short-term bank credit lines. At September 30, 2016, the Company's total borrowings were comprised of 39% fixed rate debt and 61% variable rate debt. The interest payments on $100.0 million of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the respective interest rate swaps that were executed in April 2012.

Debt Covenants

Borrowing capacity is limited by various debt covenants in the Company's debt agreements. As of September 30, 2016, the most restrictive financial covenant is included within the Amended Credit Agreement and the Note Purchase Agreement and requires the Company to maintain a maximum ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times for the four fiscal quarters then ending. The Agreements also contain other financial covenants that require the maintenance of a certain other debt ratio, Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 4.00 times and a certain interest coverage ratio, Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of at least 4.25 times, at September 30, 2016. The Agreements also provide that in connection with certain permitted acquisitions with aggregate consideration in excess of $150.0 million, the Consolidated Senior Debt to EBITDA ratio and the Consolidated Total Debt to EBITDA ratio are permitted to increase to 3.50 times and 4.25 times, respectively, for a period of the four fiscal quarters ending after the closing of the acquisition. Following is a reconciliation of Consolidated EBITDA to the Company's net income (in millions):

Four fiscal quarters ended September 30, 2016
Net income	$123.3
Add back:
Interest expense	11.6
Income taxes	36.0
Depreciation and amortization	77.9
Adjustment for non-cash stock based compensation	10.7
Workforce reduction and restructuring charges	3.9
Pension lump-sum settlement charge	9.9
Adjustment for acquired businesses	11.1
Other adjustments	1.6
Consolidated EBITDA, as defined	$286.0

Consolidated Senior Debt, as defined, as of September 30, 2016	$527.5
Ratio of Consolidated Senior Debt to Consolidated EBITDA	1.84
Maximum	3.25
Consolidated Total Debt, as defined, as of September 30, 2016	$527.5
Ratio of Consolidated Total Debt to Consolidated EBITDA	1.84
Maximum	4.00
Consolidated Cash Interest Expense, as defined, as of September 30, 2016	$13.2
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	21.69
Minimum	4.25

The Amended Credit Agreement allows for certain adjustments within the calculation of the financial covenants. The pension lump-sum settlement charge that was recorded during the fourth quarter of 2015 represents the accelerated amortization of actuarial pension losses. The adjustment for acquired businesses reflects the unaudited pre-acquisition operations of FOBOHA for the period from October 1, 2015 through August 31, 2016. Other adjustments consist of net gains on the sale of assets, the amortization of the FOBOHA acquisition inventory step-up and due diligence and transaction expenses as permitted under the Amended Credit Agreement. The Company's financial covenants are measured as of the end of each fiscal quarter. At September 30, 2016, additional borrowings of $616.5 million of Total Debt and $402.0 million of Senior Debt would have been allowed under the covenants. Senior Debt includes primarily the borrowings under the Amended Credit Facility, the 3.97% Senior Notes and the borrowings under the lines of credit. The Company's unused committed credit facilities at September 30, 2016 were $343.6 million.

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

In August 2016, the FASB amended its guidance related to the Statement of Cash Flows. The amended guidance clarifies how certain cash receipts and cash payments should be presented on the statement of cash flows, with focus on eight specific areas in which cash flows have, in practice, been presented inconsistently. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the guidance to determine the impact it will have on its Consolidated Financial Statements.

EBITDA

EBITDA for the first nine months of 2016 was $199.7 million compared to $197.8 million in the first nine months of 2015. EBITDA is a measurement not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Nine months ended September 30,
	2016	2015
Net income	$98.9	$97.0
Add back:
Interest expense	8.8	7.9
Income taxes	33.1	33.6
Depreciation and amortization	58.9	59.2
EBITDA	$199.7	$197.8

FORWARD-LOOKING STATEMENTS

Certain of the statements in this quarterly report contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements often address our expected future operating and financial performance and financial condition, and often contain words such as "anticipate," "believe," "expect," "plan," "estimate," "project," and similar terms. Among others, our sales outlook, backlog, aircraft utilization, demographics, exchange rate assumptions, sales per aircraft and guidance are all forward-looking statements. These forward-looking statements do not constitute guarantees of future performance and are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. These include, among others: difficulty maintaining relationships with employees, including unionized employees, customers, distributors, suppliers, business partners or governmental entities; failure to successfully negotiate collective bargaining agreements or potential strikes, work stoppages or other similar events; changes in market demand for our products and services; rapid technological and market change; the ability to protect intellectual property rights; introduction or development of new products or transfer of work; higher risks in international operations and markets; the impact of intense competition; acts of terrorism, cybersecurity attacks or intrusions that could adversely impact our businesses; uncertainties relating to conditions in financial markets; currency fluctuations and foreign currency exposure; future financial performance of the industries or customers that we serve; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; inability to realize expected sales or profits from existing backlog or consistent with projected sales per aircraft due to a range of factors, including changes in customer sourcing decisions, materials, material costs, part design, quantity of parts per engine, percentage of work directed to us, engine spares, cost schedules, production schedules and volumes of specific programs; the impact of government budget and funding decisions; changes in raw material or product prices and availability; integration of acquired businesses; restructuring costs or savings; the continuing impact of prior acquisitions and divestitures, and any other future strategic actions, including acquisitions, divestitures, restructurings, or strategic business realignments, including the integration of the FOBOHA business, and our ability to achieve the financial and operational targets set in connection with any such actions; the outcome of pending and future legal, governmental, or regulatory proceedings and contingencies and uninsured claims, including the arbitration proceedings involving Triumph Actuation Systems - Yakima, LLC; future repurchases of common stock; future levels of indebtedness; and numerous other matters of a global, regional or national scale, including those of a political, economic, business, competitive, environmental, regulatory and public health nature; and other risks and uncertainties described in documents filed with or furnished to the Securities and Exchange Commission ("SEC") by the Company, including, among others, those in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors sections of the Company's filings. The Company assumes no obligation to update its forward-looking statements.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's third fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 13 of the Consolidated Financial Statements for discussion regarding material legal proceedings, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)

July 1-31, 2016	86,115		$36.29	—	4,767,543
August 1-31, 2016	223,052		$39.65	193,745	4,573,798
September 1-30, 2016	2,569		$40.75	—	4,573,798
Total	311,736	(1)	$38.74	193,745

(1)
Other than 193,745 shares purchased in the third quarter of 2016, which were purchased as part of the Company's 2011 Program, all acquisitions of equity securities during the third quarter of 2016 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

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

Barnes Group Inc.
(Registrant)

Date:	October 28, 2016	/s/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr. Senior Vice President, Finance Chief Financial Officer (Principal Financial Officer)

Date:	October 28, 2016	/s/ MARIAN ACKER
Marian Acker Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended September 30, 2016

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