Form 10-Q
period 2017-03-31
BARNES GROUP INC
filed 2017-04-28
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The registrant had outstanding 53,723,575 shares of common stock as of April 26, 2017.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended March 31, 2017

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” under Part I - Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2017	2016
Net sales	$341,802	$288,332

Cost of sales	219,833	186,255
Selling and administrative expenses	66,221	60,550
	286,054	246,805
Operating income	55,748	41,527

Interest expense	3,349	2,991
Other expense (income), net	23	227
Income before income taxes	52,376	38,309
Income taxes	14,073	9,461
Net income	$38,303	$28,848

Per common share:
Basic	$0.71	$0.53
Diluted	0.70	0.53
Dividends	0.13	0.12

Weighted average common shares outstanding:
Basic	54,179,130	54,245,728
Diluted	54,651,835	54,672,773

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2017	2016
Net income	$38,303	$28,848
Other comprehensive income, net of tax
Unrealized gain (loss) on hedging activities, net of tax (1)	83	(148)
Foreign currency translation adjustments, net of tax (2)	18,609	20,713
Defined benefit pension and other postretirement benefits, net of tax (3)	1,265	1,318
Total other comprehensive income, net of tax	19,957	21,883
Total comprehensive income	$58,260	$50,731

(1) Net of tax of $38 and $(62) for the three months ended March 31, 2017 and 2016, respectively.

(2) Net of tax of $67 and $156 for the three months ended March 31, 2017 and 2016, respectively.

(3) Net of tax of $901 and $935 for the three months ended March 31, 2017 and 2016, respectively.

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$88,283	$66,447
Accounts receivable, less allowances (2017 - $3,707; 2016 - $3,992)	302,569	287,123
Inventories	237,618	227,759
Prepaid expenses and other current assets	27,595	27,163
Total current assets	656,065	608,492

Deferred income taxes	25,111	25,433

Property, plant and equipment	779,319	762,187
Less accumulated depreciation	(441,202)	(427,698)
	338,117	334,489

Goodwill	644,958	633,436
Other intangible assets, net	515,677	522,258
Other assets	15,725	13,431
Total assets	$2,195,653	$2,137,539

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$5,908	$30,825
Accounts payable	122,860	112,024
Accrued liabilities	158,256	156,967
Long-term debt - current	1,920	2,067
Total current liabilities	288,944	301,883

Long-term debt	491,123	468,062
Accrued retirement benefits	107,416	109,350
Deferred income taxes	67,574	66,446
Other liabilities	23,829	23,440

Commitments and contingencies (Note 12)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2017 - 62,722,086 shares; 2016 - 62,692,403 shares)	627	627
Additional paid-in capital	445,959	443,235
Treasury stock, at cost (2017 - 8,999,149 shares; 2016 - 8,889,947 shares)	(257,316)	(251,827)
Retained earnings	1,208,368	1,177,151
Accumulated other non-owner changes to equity	(180,871)	(200,828)
Total stockholders' equity	1,216,767	1,168,358
Total liabilities and stockholders' equity	$2,195,653	$2,137,539

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2017	2016
Operating activities:
Net income	$38,303	$28,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,366	18,786
Gain on disposition of property, plant and equipment	(46)	(252)
Stock compensation expense	2,490	3,011
Changes in assets and liabilities:
Accounts receivable	(15,252)	(4,213)
Inventories	(7,329)	(153)
Prepaid expenses and other current assets	734	(524)
Accounts payable	8,064	(285)
Accrued liabilities	5,117	2,292
Deferred income taxes	(705)	251
Long-term retirement benefits	(1,812)	(16,631)
Other	906	(601)
Net cash provided by operating activities	51,836	30,529

Investing activities:
Proceeds from disposition of property, plant and equipment	170	313
Capital expenditures	(11,727)	(13,297)
Business acquisitions	—	(1,546)
Component Repair Program payments	—	(900)
Net cash used by investing activities	(11,557)	(15,430)

Financing activities:
Net change in other borrowings	(24,947)	(14,179)
Payments on long-term debt	(24,768)	(69,013)
Proceeds from the issuance of long-term debt	47,550	76,503
Proceeds from the issuance of common stock	379	196
Common stock repurchases	(5,383)	(8,000)
Dividends paid	(6,997)	(6,468)
Withholding taxes paid on stock issuances	(106)	(369)
Other	(5,828)	(2,921)
Net cash used by financing activities	(20,100)	(24,251)

Effect of exchange rate changes on cash flows	1,657	2,085
Increase (decrease) in cash and cash equivalents	21,836	(7,067)
Cash and cash equivalents at beginning of period	66,447	83,926
Cash and cash equivalents at end of period	$88,283	$76,859

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data)
(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income, comprehensive income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2016 has been derived from the 2016 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair statement of the results, have been included. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Certain reclassifications have been made to prior year amounts.

2. Net Income Per Common Share

For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans. For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding was increased by 472,705 and 427,045 for the three-month periods ended March 31, 2017 and 2016, respectively, to account for the potential dilutive effect of stock-based incentive plans. There were no adjustments to net income for the purposes of computing income available to common stockholders for the periods.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three-month periods ended March 31, 2017 and 2016, the Company excluded 177,781 and 462,243 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive.

The Company granted 125,300 stock options, 85,307 restricted stock unit awards and 83,970 performance share awards ("PSAs") in February 2017 as part of its annual grant awards. All of the stock options and the restricted stock unit awards vest upon meeting certain service conditions. The restricted stock unit awards are included in basic weighted-average common shares outstanding as they contain nonforfeitable rights to dividend payments. The performance share awards are part of the long-term Performance Share Award Program (the "Awards Program") and are based on performance goals that are driven by a combination of independently measured metrics (depending on the grant year) with each metric being weighted equally. The metrics for awards granted in 2016 and 2017 include the Company’s total shareholder return (“TSR”) and return on invested capital (“ROIC”). The TSR metric is designed to assess the long-term Company performance relative to the performance of companies included in the Russell 2000 Index over a three-year performance period. The ROIC metric is measured based on pre-established Company targets over the same period. The participants can earn from zero to 250% of the target award and the award includes a forfeitable right to dividend equivalents, which are not included in the aggregate target award numbers. The fair value of the TSR portion of the PSA was determined using a Monte Carlo valuation method as the award contains a market condition.

3. Inventories

The components of inventories consisted of:

	March 31, 2017	December 31, 2016
Finished goods	$69,982	$71,100
Work-in-process	107,855	98,246
Raw material and supplies	59,781	58,413
	$237,618	$227,759
4. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended March 31, 2017:

	Industrial	Aerospace	Total Company
January 1, 2017	$602,650	$30,786	$633,436
Acquisition related	1,809	—	1,809
Foreign currency translation	9,713	—	9,713
March 31, 2017	$614,172	$30,786	$644,958

Other Intangible Assets:
Other intangible assets consisted of:

		March 31, 2017		December 31, 2016
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs (RSPs)	Up to 30	$293,700	$(98,617)	$293,700	$(95,701)
Component repair programs (CRPs)	Up to 30	111,839	(12,018)	111,839	(10,497)
Customer lists/relationships	10-16	215,266	(56,100)	215,266	(53,198)
Patents and technology	4-14	84,052	(40,245)	84,052	(37,897)
Trademarks/trade names	10-30	11,950	(10,075)	11,950	(9,967)
Other	Up to 15	20,551	(16,556)	20,551	(16,338)
		737,358	(233,611)	737,358	(223,598)
Unamortized intangible assets:
Trade names		42,770	—	42,770	—
Foreign currency translation		(30,840)	—	(34,272)	—
Other intangible assets		$749,288	$(233,611)	$745,856	$(223,598)

Estimated amortization of intangible assets for future periods is as follows: 2017 - $39,000; 2018 - $40,000; 2019 - $39,000; 2020 - $37,000 and 2021 - $35,000.

5. Debt

The Company's debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios. The Company is in compliance with its financial covenants as of March 31, 2017, and continues to monitor its future compliance based on current and anticipated future economic conditions.

Long-term debt and notes and overdrafts payable at March 31, 2017 and December 31, 2016 consisted of:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit agreement	$386,625	$387,628	$363,300	$364,775
3.97% Senior Notes	100,000	102,960	100,000	101,598
Borrowings under lines of credit and overdrafts	5,908	5,908	30,825	30,825
Capital leases	5,138	5,614	5,413	5,902
Other foreign bank borrowings	1,280	1,292	1,416	1,428
	498,951	503,402	500,954	504,528
Less current maturities	(7,828)		(32,892)
Long-term debt	$491,123		$468,062

In February 2017, the Company entered into the fourth amendment of its fifth amended and restated revolving credit agreement (the “Amended Credit Agreement”) and retained Bank of America, N.A as the Administrative Agent for the lenders. The Amended Credit Agreement increases the facility from $750,000 to $850,000 and extends the maturity date from September 2018 to February 2022. The Amended Credit Agreement also increases the existing accordion feature from $250,000, allowing the Company to now request additional borrowings of up to $350,000. The Company may exercise the accordion feature upon request to the Administrative Agent as long as an event of default has not occurred or is not continuing. The borrowing availability of $850,000, pursuant to the terms of the Amended Credit Agreement, allows for multi-currency borrowing which includes euro, sterling or Swiss franc borrowing, up to $600,000. Depending on the Company’s consolidated leverage ratio, and at the election of the Company, borrowings under the Amended Credit Agreement will bear interest at either LIBOR plus a margin of between 1.10% and 1.70% or the base rate, as defined in the Amended Credit Agreement, plus a margin of 0.10% to 0.70%. The Company paid fees and expenses of $2,542 in conjunction with executing the Amended Credit Agreement; such fees will be deferred and amortized into interest expense on the accompanying Consolidated Statements of Income through its maturity. Cash used to pay these fees have been recorded through financing activities on the Consolidated Statements of Cash Flows.

Borrowings and availability under the Amended Credit Agreement were $386,625 and $463,375, respectively, at March 31, 2017 and $363,300 and $386,700, respectively, at December 31, 2016. The average interest rate on these borrowings was 2.07% and 1.86% on March 31, 2017 and December 31, 2016, respectively. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

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

The 3.97% Senior Notes are senior unsecured obligations of the Company and pay interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Senior Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Senior Notes in an amount equal to 100% of the principal amount of the 3.97% Senior Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The fair value of the 3.97% Senior Notes was determined using the US Treasury yield and a long-term credit spread for similar types of borrowings that represent Level 2 observable inputs.
The Company's borrowing capacity remains limited by various debt covenants in the Amended Credit Agreement and the Note Purchase Agreement (the "Agreements"). The Agreements require the Company to maintain a ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times ("Senior Debt Ratio"), a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 3.75 times and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25, in each case at the end of each fiscal quarter; provided that the debt to EBITDA ratios are permitted to increase for a period of four fiscal quarters after the closing of certain permitted acquisitions.

In addition, the Company has available approximately $53,000 in uncommitted short-term bank credit lines ("Credit Lines") and overdraft facilities. Under the Credit Lines, $5,600 was borrowed at March 31, 2017 at an interest rate of 1.79% and

$30,700 was borrowed at December 31, 2016 at an average interest rate of 1.96%. The Company had also borrowed $308 and $125 under the overdraft facilities at March 31, 2017 and December 31, 2016, respectively. Repayments under the Credit Lines are due within one month after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

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

Financial instruments have been used by the Company to hedge its exposure to fluctuations in interest rates. In 2012, the Company entered into five-year interest rate swap agreements (the "swaps") transacted with three banks which together convert the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.03% plus the borrowing spread. The swaps expire on April 28, 2017. The Company entered into a new interest rate swap agreement (the "swap") that commences on April 28, 2017, with one bank, and converts the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The swap covers a five-year period and expires on January 31, 2022. These interest rate swap agreements are accounted for as cash flow hedges.

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

The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. Other financing cash flows during the first three months of 2017 and 2016, as presented on the consolidated statements of cash flows, include $3,243 and $2,874, respectively, of net cash losses from the settlement of foreign currency hedges related to intercompany financing.

The following table sets forth the fair value amounts of derivative instruments held by the Company.

	March 31, 2017		December 31, 2016
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(4)	$—	$(78)
Foreign exchange contracts	—	(130)	—	(177)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	1,195	(151)	397	(1,499)
Total derivatives	$1,195	$(285)	$397	$(1,754)

Asset derivatives are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Liability derivatives related to interest rate contracts and foreign exchange contracts are recorded in other liabilities and accrued liabilities, respectively, in the accompanying Consolidated Balance Sheets.

The following table sets forth the gain (loss), net of tax, recorded in accumulated other comprehensive income (loss), net of tax, for the three-month periods ended March 31, 2017 and 2016 for derivatives held by the Company and designated as hedging instruments.

	Three months ended March 31,
	2017	2016
Cash flow hedges:
Interest rate contracts	$47	$(65)
Foreign exchange contracts	36	(83)
	$83	$(148)

Amounts related to the interest rate swaps included within accumulated other comprehensive income (loss) that were reclassified to expense during the first three months of 2017 and 2016 resulted in a fixed rate of interest of 1.03% plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the three-month periods ended March 31, 2017 and 2016.

The following table sets forth the net (loss) gain recorded in other expense (income), net in the consolidated statements of income for the three-month periods ended March 31, 2017 and 2016 for non-designated derivatives held by the Company. Such amounts were substantially offset by the net (gain) loss recorded on the underlying hedged asset or liability, also recorded in other expense (income), net.

	Three months ended March 31,
	2017	2016
Foreign exchange contracts	$(896)	$(3,712)

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

Level 3	Unobservable inputs for the asset or liability

The following table provides the financial assets and financial liabilities reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Asset derivatives	$1,195	$—	$1,195	$—
Liability derivatives	(285)	—	(285)	—
Bank acceptances	9,999	—	9,999	—
Rabbi trust assets	2,341	2,341	—	—
	$13,250	$2,341	$10,909	$—

December 31, 2016
Asset derivatives	$397	$—	$397	$—
Liability derivatives	(1,754)	—	(1,754)	—
Bank acceptances	9,690	—	9,690	—
Rabbi trust assets	2,216	2,216	—	—
	$10,549	$2,216	$8,333	$—

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

8. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three months ended March 31,
Pensions	2017	2016
Service cost	$1,643	$1,384
Interest cost	4,621	4,836
Expected return on plan assets	(6,860)	(7,543)
Amortization of prior service cost	109	50
Amortization of actuarial losses	2,480	2,556
Settlement gain	(261)	—
Net periodic benefit cost	$1,732	$1,283

	Three months ended March 31,
Other Postretirement Benefits	2017	2016
Service cost	$22	$34
Interest cost	389	453
Amortization of prior service credit	(17)	(93)
Amortization of actuarial losses	69	176
Net periodic benefit cost	$463	$570

The Company now expects to contribute approximately $20,000 to its various defined benefit pension plans in 2017, including approximately $15,000 of discretionary contributions to its U.S Qualified pension plans.

9. Income Taxes

The Company's effective tax rate for the first quarter of 2017 was 26.9% compared with 24.7% in the first quarter of 2016 and 25.7% for the full year 2016. The increase in the first quarter of 2017 effective tax rate from the full year 2016 rate is primarily due to the expiration of certain tax holidays and the decrease in the excess tax benefit on stock awards, partially offset by the increase in the projected change in the mix of earnings attributable to lower-taxing jurisdictions.

The Aerospace and Industrial segments were previously awarded international tax holidays. All significant tax holidays for which the Company currently receives benefit are expected to expire in the fourth quarter of 2017.

10. Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following table sets forth the changes in accumulated other comprehensive income (loss), net of tax, by component for the three month periods ended March 31, 2017 and 2016:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2017	$(227)	$(114,570)	$(86,031)	$(200,828)
Other comprehensive income (loss) before reclassifications to consolidated statements of income	27	(214)	18,609	18,422
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	56	1,479	—	1,535
Net current-period other comprehensive income	83	1,265	18,609	19,957
March 31, 2017	$(144)	$(113,305)	$(67,422)	$(180,871)

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2016	$115	$(105,703)	$(37,664)	$(143,252)
Other comprehensive (loss) income before reclassifications to consolidated statements of income	(239)	(436)	20,713	20,038
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	91	1,754	—	1,845
Net current-period other comprehensive (loss) income	(148)	1,318	20,713	21,883
March 31, 2016	$(33)	$(104,385)	$(16,951)	$(121,369)

The following table sets forth the reclassifications out of accumulated other comprehensive income (loss) by component for the three month periods ended March 31, 2017 and 2016:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Three months ended March 31, 2017	Three months ended March 31, 2016
Gains and losses on cash flow hedges
Interest rate contracts	$(53)	$(151)	Interest expense
Foreign exchange contracts	(30)	5	Net sales
	(83)	(146)	Total before tax
	27	55	Tax benefit
	(56)	(91)	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service (costs) credits, net	$(92)	$43	(A)
Amortization of actuarial losses	(2,549)	(2,732)	(A)
Settlement gain	261	—	(A)
	(2,380)	(2,689)	Total before tax
	901	935	Tax benefit
	(1,479)	(1,754)	Net of tax

Total reclassifications in the period	$(1,535)	$(1,845)

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

The Industrial segment is a global manufacturer of highly-engineered, high-quality precision components, products and systems for critical applications serving a diverse customer base in end-markets such as transportation, industrial equipment, consumer products, packaging, electronics, medical devices, and energy. Focused on innovative custom solutions, Industrial participates in the design phase of components and assemblies whereby customers receive the benefits of application and systems engineering, new product development, testing and evaluation, and the manufacturing of final products. Products are sold primarily through its direct sales force and global distribution channels. Industrial's Molding Solutions businesses design and manufacture customized hot runner systems, advanced mold cavity sensors and process control systems, and precision high cavitation mold assemblies - collectively, the enabling technologies for many complex injection molding applications. Industrial's Nitrogen Gas Products business manufactures nitrogen gas springs and manifold systems used to precisely control stamping presses in the tool and die industry. More recently, the Nitrogen Gas Products business has expanded its product offerings into adjacent markets, such as suspension systems for heavy duty and military vehicles. Industrial's Engineered Components businesses manufacture and supply precision mechanical products used in transportation and industrial applications, including mechanical springs, high-precision punched and fine-blanked components and retention rings.

The Aerospace segment is a global provider of fabricated and precision-machined components and assemblies for original equipment manufacturer ("OEM") turbine engine, airframe and industrial gas turbine builders, and the military. Aerospace Aftermarket includes the jet engine component maintenance overhaul and repair business ("MRO") and the spare parts business. MRO includes our Component Repair Programs ("CRPs"), which service many of the world's major turbine engine manufacturers, commercial airlines and the military. The spare parts business includes our revenue sharing programs ("RSPs") under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program.

The following tables set forth information about the Company's operations by its two reportable segments:

	Three months ended March 31,
	2017	2016
Net sales
Industrial	$227,340	$195,246
Aerospace	114,470	93,087
Intersegment sales	(8)	(1)
Total net sales	$341,802	$288,332

Operating profit
Industrial	$33,456	$29,644
Aerospace	22,292	11,883
Total operating profit	55,748	41,527
Interest expense	3,349	2,991
Other expense (income), net	23	227
Income before income taxes	$52,376	$38,309

	March 31, 2017	December 31, 2016
Assets
Industrial	$1,400,794	$1,356,081
Aerospace	643,510	647,766
Other (A)	151,349	133,692
Total assets	$2,195,653	$2,137,539

(A) "Other" assets include corporate-controlled assets, the majority of which are cash and deferred tax assets.

12. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. The Company accrues its estimated exposure for warranty claims at the time of sale based upon the length of the warranty period, historical experience and any other related information known to the Company. Liabilities related to product warranties and extended warranties were not material as of March 31, 2017 and December 31, 2016.

13. Accounting Changes

In July 2015, the FASB amended its guidance related to the measurement of inventory. The amended guidance requires inventory to be measured at the lower of cost and net realizable value and thereby simplifies the current guidance of measuring inventory at the lower of cost or market. The amended guidance is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted the guidance during the first quarter of 2017 and it did not have a material impact on its Consolidated Financial Statements.

In March 2016, the FASB amended its guidance related to the accounting for certain aspects of share-based payments to employees. The amended guidance requires that all tax effects related to share-based payments are recorded at settlement (or expiration) through the income statement, rather than through equity. Cash flows related to excess tax benefits are no longer separately classified as a financing activity apart from other income tax cash flows. The amended guidance also allows for an employer to repurchase additional employee shares for tax withholding purposes without requiring liability accounting and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on the Consolidated Statements of Cash Flows. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted, and the Company elected to early adopt in the third quarter of 2016.

The adoption in the third quarter of 2016 required the Company to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. We determined that the most significant impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than through equity for all periods, through the period of adoption. The adoption resulted in the recognition of excess tax benefits in our provision for income taxes of $44 related to the three-month period ended March 31, 2016 and $125 in the three-month period ended March 31, 2017. The presentation requirements for cash flows related to excess tax benefits and employee taxes paid for withheld shares were applied retrospectively to all periods presented. This resulted in an increase in both net cash provided by operating activities and net cash used by financing activities of $413 for the three month period ended March 31, 2016.

14. Subsequent Event

On April 3, 2017, the Company completed its acquisition of the assets of privately held Gammaflux L.P. ("Gammaflux"), a leading supplier of hot runner temperature and sequential valve gate control systems to the plastics industry. The Company acquired the assets of Gammaflux for an aggregate purchase price of $8,500, which is subject to certain adjustments under the terms of the Asset Purchase Agreement. Gammaflux is headquartered in Sterling, Virginia and has offices in Illinois and Germany. Gammaflux provides temperature control solutions for injection molding, extrusion, blow molding, thermoforming, and other applications. Its end markets include packaging, electronics, automotive, household products, medical, and tool building. Gammaflux will be integrated into the Molding Solutions business unit, which is included within the Industrial segment.

__________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three month periods ended March 31, 2017 and 2016, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 28, 2017 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Barnes Group Inc.:

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries as of March 31, 2017, and the related consolidated statements of income, of comprehensive income and of cash flows for the three-month periods ended March 31, 2017 and March 31, 2016. This interim financial information is the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 21, 2017, which included a paragraph describing a change in the manner of accounting for stock-based compensation and a change in the manner of accounting for classification of deferred taxes in the 2016 financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP Hartford, Connecticut
April 28, 2017

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Please refer to the Overview in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The Annual Report on Form 10-K and other documents related to the Company are located on the Company's website: www.bginc.com.

First Quarter 2017 Highlights

In the first quarter of 2017, sales increased by $53.5 million, or 18.5% from the first quarter of 2016, to $341.8 million. The acquisition of FOBOHA during the third quarter of 2016 contributed sales of $14.5 million during the first quarter of 2017, whereas organic sales (net sales excluding both foreign currency and acquisition impacts) increased by $43.1 million, or 14.9%, with increases of 11.1% within the Industrial segment and 23.0% within the Aerospace segment. Sales in the Industrial segment were impacted by changes in foreign currency which decreased sales by approximately $4.1 million as the U.S. dollar strengthened against foreign currencies.

Operating income in the first quarter of 2017 increased 34.2% to $55.7 million from the first quarter of 2016 and operating margin increased from 14.4% to 16.3%. Operating income was largely impacted by increased leverage of organic sales in both the Industrial and Aerospace segments.

RESULTS OF OPERATIONS

Net Sales

	Three months ended March 31,
(in millions)	2017	2016	Change
Industrial	$227.3	$195.2	$32.1	16.4%
Aerospace	114.5	93.1	21.4	23.0%
Total	$341.8	$288.3	$53.5	18.5%

The Company reported net sales of $341.8 million in the first quarter of 2017, an increase of $53.5 million or 18.5%, from the first quarter of 2016. Organic sales increased by $43.1 million, which included increases of $21.7 million and $21.4 million at Industrial and Aerospace, respectively. The increase at Industrial was driven primarily by strength in our Nitrogen Gas Products and Molding Solutions business units, whereas growth on newer, more technologically advanced engine platforms increased volumes at the original equipment manufacturing business within Aerospace. The acquisition of FOBOHA in the third quarter of 2016 also provided sales of $14.5 at the Industrial segment during the first quarter of 2017. The strengthening of the U.S. dollar against foreign currencies decreased net sales within the Industrial segment by approximately $4.1 million.

Expenses and Operating Income

	Three months ended March 31,
(in millions)	2017	2016	Change
Cost of sales	$219.8	$186.3	$33.6	18.0%
% sales	64.3%	64.6%
Gross profit (1)	$122.0	$102.1	$19.9	19.5%
% sales	35.7%	35.4%
Selling and administrative expenses	$66.2	$60.6	$5.7	9.4%
% sales	19.4%	21.0%
Operating income	$55.7	$41.5	$14.2	34.2%
% sales	16.3%	14.4%
(1) Sales less cost of sales.

Cost of sales in the first quarter of 2017 increased 18.0% from the 2016 period, while gross profit margin increased slightly from 35.4% in the 2016 period to 35.7% in the 2017 period. Gross margins improved at Aerospace and declined at Industrial. Gross profit improved within both segments, driven primarily by organic growth within each of the business units. At Industrial, gross margins decreased during the 2017 period, primarily as a result of lower productivity related to the Engineered Components business unit and a lower margin contribution on the acquisition sales, partially offset by the impact of organic growth within our higher margin Molding Solutions and Nitrogen Gas Products business units. Gross profit during the first quarter of 2017 was negatively impacted by $0.6 million of short-term purchase accounting adjustments related to the acquisition of FOBOHA. Within Aerospace, improvement in gross profit relates primarily to organic growth within each of the businesses, combined with favorable productivity. Increased volumes in the higher-margin maintenance overhaul and repair and spare parts businesses, in particular, contributed to the gross margin improvement during the first quarter of 2017. Selling and administrative expenses in the first quarter of 2017 increased 9.4% from the 2016 period, due primarily to the increase in volumes during the period. As a percentage of sales, selling and administrative costs decreased from 21.0% in the first quarter of 2016 to 19.4% in the 2017 period. Operating income in the first quarter of 2017 increased 34.2% to $55.7 million from the first quarter of 2016 and operating income margin increased from 14.4% to 16.3%, driven by Aerospace.

Interest expense
Interest expense increased by $0.4 million in the first quarter of 2017, as compared with the prior year period, primarily a result of the accelerated amortization of certain deferred debt issuance costs related to the Amended Credit Agreement, as amended in February 2017.

Other expense (income), net
Other expense (income), net in the first quarter of 2017 was $0.0 million compared to $0.2 million in the first quarter of 2016.

Income Taxes
The Company's effective tax rate for the first quarter of 2017 was 26.9% compared with 24.7% in the first quarter of 2016 and 25.7% for the full year 2016. The increase in the first quarter of 2017 effective tax rate from the full year 2016 rate is primarily due to the expiration of certain tax holidays and the decrease in the excess tax benefit on stock awards, partially offset by the increase in the projected change in the mix of earnings attributable to lower-taxing jurisdictions.

The Aerospace and Industrial segments were previously awarded international tax holidays. All significant tax holidays for which the Company currently receives benefit are expected to expire in the fourth quarter of 2017.

Income and Income per Share

	Three months ended March 31,
(in millions, except per share)	2017	2016	Change
Net income	$38.3	$28.8	$9.5	32.8%
Net income per common share:
Basic	$0.71	$0.53	$0.18	34.0%
Diluted	0.70	0.53	0.17	32.1%
Weighted average common shares outstanding:
Basic	54.2	54.2	(0.1)	(0.1)%
Diluted	54.7	54.7	—	—%

In the first quarter of 2017, basic and diluted net income per common share increased 34.0% and 32.1%, respectively, from the first quarter of 2016. The increases were directly attributable to the increase in net income for the period. Basic weighted average common shares outstanding decreased slightly due to the repurchase of 550,994 and 107,000 shares during 2016 and the first quarter of 2017, respectively, as part of the Company's repurchase program. The impact of the repurchased shares was partially offset by the issuance of additional shares for employee stock plans.

Financial Performance by Business Segment

Industrial

	Three months ended March 31,
(in millions)	2017	2016	Change
Sales	$227.3	$195.2	$32.1	16.4%
Operating profit	33.5	29.6	3.8	12.9%
Operating margin	14.7%	15.2%

Sales at Industrial were $227.3 million in the first quarter of 2017, a $32.1 million increase from the first quarter of 2016. The acquisition of FOBOHA in the third quarter of 2016 provided sales of $14.5 million during the first quarter of 2017. Organic sales increased by $21.7 million, or 11.1%, during the 2017 period, driven primarily by strength in our Nitrogen Gas Products and Molding Solutions business units. A continuation of favorable demand trends in our tool and die and transportation end-markets have contributed to the organic growth within these business units. Foreign currency decreased sales by approximately $4.1 million as the U.S. dollar strengthened against foreign currencies.

Operating profit in the first quarter of 2017 at Industrial was $33.5 million, an increase of $3.8 million from the first quarter of 2016. Operating profit was impacted primarily by increased sales volumes, largely a result of stronger tool and die and transportation end-markets, partially offset by lower productivity and $0.6 million of short-term purchase accounting adjustments related to the acquisition of FOBOHA. Operating margin decreased from 15.2% in the 2016 period to 14.7% in the 2017 period due to the above items, combined with the lower margins on the acquisition sales.

Outlook: In the Industrial manufacturing businesses, management is focused on generating organic sales growth through the introduction of new products and services and by leveraging the benefits of the diversified products and industrial end-markets in which its businesses have a global presence. Our ability to generate sales growth is subject to economic conditions in the global markets served by all of our businesses. For general industrial end-markets, manufacturing Purchasing Managers Indexes ("PMIs") above 50 in China, North America and Europe are positive signs. Within China, we have seen a strengthening in orders that began during the middle of 2016 and that is continuing into the first quarter of 2017, indicating strength within the transportation markets. Global forecasted production for light vehicles is expected to grow nominally in 2017, however production is expected to decline modestly within the North American market. Within our Molding Solution businesses, North American and European markets remain healthy, while demand in Asia is more modest. For the Molding Solutions businesses in 2017, we anticipate favorable demand trends to continue within the medical and personal care hot runner markets and the packaging and medical mold markets. Within our molds product line, the timing of customer projects has shifted sales out of the first quarter of 2017 and into later periods. The Company, however, believes that mold sales will improve as orders within this line were strong in the current quarter. Orders at the FOBOHA business, the Company' most recent acquisition, were also solid in the first quarter of 2017. As noted above, our first quarter sales were negatively impacted by fluctuations in foreign currencies of $4.1 million. To the extent that the U.S. dollar remains strong as compared with the other foreign currencies, our sales may continue to be unfavorably impacted by foreign currency relative to the prior year periods. The relative impact on operating profit is not expected to be as significant as the impact on sales as most of our businesses have expenses primarily denominated in local currencies, where their revenues reside. The Company also remains focused on sales growth through acquisition and expanding geographic reach. Strategic investments in new technologies, manufacturing processes and product development are expected to provide incremental benefits over the long term.

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

Aerospace

	Three months ended March 31,
(in millions)	2017	2016	Change
Sales	$114.5	$93.1	$21.4	23.0%
Operating profit	22.3	11.9	10.4	87.6%
Operating margin	19.5%	12.8%

The Aerospace segment reported sales of $114.5 million in the first quarter of 2017, a 23.0% increase from the first quarter of 2016. Organic sales increased within all of the Aerospace businesses. The original equipment manufacturing ("OEM") business continued to transition from the manufacture of components on legacy engine platforms to newer, more technologically advanced platforms. Increased volume generated by newer programs was only partially offset by lower volumes on more mature engine platforms. Sales within the aftermarket repair and overhaul ("MRO") business also increased during the first quarter of 2017 as we continue to obtain additional sales volume from existing customers, a trend that began during the second half of 2016. This business, however, continues to be impacted by airlines continuing to closely manage their aftermarket costs and as engine performance and quality has improved. Volumes within the spare parts business also increased during the 2017 period. Sales within the segment are largely denominated in U.S. dollars and therefore were not impacted by changes in foreign currency.

Operating profit at Aerospace in the first quarter of 2017 increased 87.6% from the first quarter of 2016 to $22.3 million. The operating profit increase resulted from the increased volumes discussed above, coupled with favorable productivity, resulting from our ability to leverage production volumes. Operating margin increased from 12.8% in the 2016 period to 19.5% in the 2017 period primarily as a result of these items. Increased volumes within the higher margin aftermarket businesses were a key driver in the operating margin increase during this period.

Outlook: Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the worldwide economy and are supported by its order backlog through participation in certain strategic commercial and military engine and airframe programs. Over the next several years, the Company expects strength in demand for new engines, driven by an expected increase in commercial aircraft production levels. The Company expects further shifts in the production mix from some of its legacy engine programs to the continual ramping of several new engine programs. Backlog at OEM was $676.6 million at March 31, 2017, an increase of 8.0% since December 31, 2016, at which time backlog was $626.3 million. This increase in first quarter 2017 orders primarily reflects an expanded time horizon on certain engine programs. Approximately 50% of OEM backlog is expected to ship in the next 12 months. The Aerospace OEM business may be impacted by changes in the content levels on certain platforms, changes in customer sourcing decisions, adjustments to customer inventory levels, commodity availability and pricing, changes in production schedules of specific engine and airframe programs, redesign of parts, quantity of parts per engine, cost schedules agreed to under contract with the engine manufacturers, as well as the pursuit and duration of new programs. Sales in the Aerospace aftermarket business may be impacted by fluctuations in end-market demand, inventory management and changes in customer sourcing, deferred or limited maintenance activity during engine shop visits and the use of surplus (used) material during the engine repair and overhaul process. End markets are expected to grow based on the long term underlying fundamentals of the aerospace industry. Management continues to believe its Aerospace aftermarket business is competitively positioned based on well-established long-term customer relationships, including maintenance and repair contracts in the MRO business and long-term Revenue Sharing Programs ("RSPs") and Component Repair Programs ("CRPs"), expanded capabilities and current capacity levels. Fluctuations in fuel costs and their impact on airline profitability and behaviors within the aerospace industry could impact levels and frequency of aircraft maintenance and overhaul activities, and airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the value associated with new fuel efficient technologies.

Management is focused on growing operating profit at Aerospace primarily through leveraging organic sales growth, strategic investments, new product and process introductions, and productivity. Operating profit is expected to be affected by the impact of changes in sales volume, mix and pricing, particularly as they relate to the highly profitable aftermarket RSP spare parts business, and investments made in each of its businesses. Costs associated with new product and process introductions, the physical transfer of work to lower cost manufacturing regions, additional productivity initiatives and restructuring activities may also negatively impact operating profit.

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

In February 2017, the Company entered into the fourth amendment of its fifth amended and restated revolving credit agreement (the “Amended Credit Agreement”) and retained Bank of America, N.A. as the Administrative Agent for the lenders. The Amended Credit Agreement increases the facility from $750.0 million to $850.0 million and extends the maturity date from September 2018 to February 2022. The Amended Credit Agreement also increases the existing accordion feature from $250.0 million, allowing the Company to now request additional borrowings of up to $350.0 million. The Company may exercise the accordion feature upon request to the Administrative Agent as long as an event of default has not occurred or is not continuing. The borrowing availability of $850.0 million, pursuant to the terms of the Amended Credit Agreement, allows for multi-currency borrowing which includes euro, British pound sterling or Swiss franc borrowing, up to $600.0 million. Depending on the Company’s consolidated leverage ratio, and at the election of the Company, borrowings under the Amended Credit Agreement will bear interest at either LIBOR plus a margin of between 1.10% and 1.70% or the base rate, as defined in the Amended Credit Agreement, plus a margin of 0.10% to 0.70%.

In October 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, as purchasers, for the issuance of $100.0 million aggregate principal amount of 3.97% senior notes due October 17, 2024 (the “3.97% Senior Notes”). The 3.97% Senior Notes are senior unsecured obligations of the Company and will pay interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Senior Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Senior Notes in an amount equal to 100% of the principal amount of the 3.97% Senior Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The Note Purchase Agreement contains customary affirmative and negative covenants that are similar to the covenants required under the Amended Credit Agreement, as discussed below. At March 31, 2017, the Company was in compliance with all covenants under the Note Purchase Agreement.

The Company's borrowing capacity remains limited by various debt covenants in the Amended Credit Agreement and the Note Purchase Agreement (the "Agreements"). The Agreements require the Company to maintain a ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times ("Senior Debt Ratio"), a ratio of Consolidated Total Debt, as defined, to Consolidated EBIDA of not more than 3.75 times and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25, in each case at the end of each fiscal quarter; provided that the debt to EBITDA ratios are permitted to increase for a period of four fiscal quarters after the closing of certain permitted acquisitions.

At March 31, 2017, the Company was in compliance with all covenants under the Agreements. The Company's most restrictive financial covenant is the Senior Debt Ratio which requires the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.25 times at March 31, 2017. The actual ratio at March 31, 2017 was 1.60 times.

During the first three months of 2017, the Company repurchased 0.1 million shares of the Company's stock at a cost of $5.4 million.

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the Amended Credit Facility and currently expects that its bank syndicate, comprised of 14 banks, will continue to support its Amended Credit Agreement which matures in February 2022. At March 31, 2017, the Company had $463.4 million unused and available for borrowings under its $850.0 million Amended Credit Facility, subject to covenants in the Company's revolving debt agreements. At March 31, 2017, additional borrowings of $667.8 million of Total Debt and $512.3 million of Senior Debt, would have been allowed under the financial covenants. The Company intends to use borrowings under its Amended Credit

Facility to support the Company's ongoing growth initiatives. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements.

The Company had $5.6 million in borrowings under short-term bank credit lines at March 31, 2017.

In 2012, the Company entered into five-year interest rate swap agreements (the "swaps") transacted with three banks which together convert the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.03% plus the borrowing spread, for the purpose of mitigating its exposure to variable interest rates. The swaps expire on April 28, 2017. The Company entered into a new interest rate swap agreement (the "swap") that commences on April 28, 2017, with one bank, and converts the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The swap covers a five-year period and expires on January 31, 2022. At March 31, 2017 and December 31, 2016, the Company's total borrowings were comprised of approximately 41% fixed rate debt and 59% variable rate debt.

At March 31, 2017, the Company held $88.3 million in cash and cash equivalents, the majority of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions and are expected to primarily fund international investments.

The Company now expects to contribute approximately $20.0 million to its various defined benefit pension plans in 2017, including approximately $15.0 million of discretionary contributions to its U.S Qualified pension plans.

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

Cash Flow

	Three months ended March 31,
(in millions)	2017	2016	Change
Operating activities	$51.8	$30.5	$21.3
Investing activities	(11.6)	(15.4)	3.9
Financing activities	(20.1)	(24.3)	4.2
Exchange rate effect	1.7	2.1	(0.4)
Increase (decrease) in cash	$21.8	$(7.1)	$28.9

Operating activities provided $51.8 million in the first three months of 2017 compared to $30.5 million in the first three months of 2016. Operating cash flows in the 2017 period were positively impacted by improved operating performance partially offset by an increase in cash used for working capital, primarily driven by accounts receivable. Cash inflows in the 2016 period were negatively impacted by an outflow of $15.0 million related to discretionary contributions to the U.S. Qualified pension plans.

Investing activities used $11.6 million and $15.4 million in the first three months of 2017 and 2016, respectively. Investing activities in the 2017 period include capital expenditures of $11.7 million compared to $13.3 million in the 2016 period. The Company expects capital spending in 2017 to approximate $55 million. Investing activities in the first three months of 2016 also included a payment of $1.5 million related to the post-acquisition closing adjustment of Thermoplay and a payment of $0.9 million that was required pursuant to the first Component Repair Program.

Financing activities in the first three months of 2017 included a net decrease in borrowings of $2.2 million compared to $6.7 million in the comparable 2016 period. Proceeds from the issuance of common stock were $0.4 million and $0.2 million in the 2017 and 2016 periods, respectively. During the first three months of 2017 and 2016, the Company repurchased 0.1 million shares and 0.2 million shares, respectively, of the Company's stock at a cost of $5.4 million and $8.0 million, respectively. Total cash used to pay dividends increased to $7.0 million in the 2017 period from $6.5 million in the 2016 period. Other financing cash flows during the first three months of 2017 and 2016 include $3.2 million and $2.9 million, respectively, of net cash payments resulting from the settlement of foreign currency hedges related to intercompany financing. Cash used for financing activities in the 2017 period also includes $2.5 million of deferred financing fees paid in connection with the Amended Credit Agreement.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At March 31, 2017, $386.6 million was borrowed at an average interest rate of 2.07% under the Company's $850.0 million Amended Credit Facility which matures in February 2022. In addition, as of March 31, 2017, the Company had $5.6 million in borrowings under short-term bank credit lines. At March 31, 2017, the Company's total borrowings were comprised of 41% fixed rate debt and 59% variable rate debt. The interest payments on $100.0 million of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the respective interest rate swaps that were executed in April 2012.

Debt Covenants

As noted above, borrowing capacity is limited by various debt covenants in the Company's debt agreements. Following is a reconciliation of Consolidated EBITDA, a key metric in the debt covenants, to the Company's net income (in millions):

Four fiscal quarters ended March 31, 2017
Net income	$145.1
Add back:
Interest expense	12.2
Income taxes	51.6
Depreciation and amortization	82.7
Adjustment for non-cash stock based compensation	10.4
Adjustment for acquired businesses	5.0
Amortization of FOBOHA acquisition inventory step-up	2.9
Other adjustments	1.1
Consolidated EBITDA, as defined	$311.1

Consolidated Senior Debt, as defined, as of March 31, 2017	$499.0
Ratio of Consolidated Senior Debt to Consolidated EBITDA	1.60
Maximum	3.25
Consolidated Total Debt, as defined, as of March 31, 2017	$499.0
Ratio of Consolidated Total Debt to Consolidated EBITDA	1.60
Maximum	3.75
Consolidated Cash Interest Expense, as defined, as of March 31, 2017	$13.0
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	23.89
Minimum	4.25

The Amended Credit Agreement allows for certain adjustments within the calculation of the financial covenants. The adjustment for acquired businesses reflects the unaudited pre-acquisition operations of FOBOHA for the period from April 1, 2016 through August 31, 2016. Other adjustments consist primarily of net gains on the sale of assets and due diligence and transaction expenses as permitted under the Amended Credit Agreement. The Company's financial covenants are measured as of the end of each fiscal quarter. At March 31, 2017, additional borrowings of $667.8 million of Total Debt and $512.3 million of Senior Debt would have been allowed under the covenants. Senior Debt includes primarily the borrowings under the Amended Credit Facility, the 3.97% Senior Notes and the borrowings under the lines of credit. The Company's unused committed credit facilities at March 31, 2017 were $463.4 million.

OTHER MATTERS

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The most significant areas involving management judgments and estimates are described in Management's Discussion and Analysis of Financial Condition and

Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to such judgments and estimates. Actual results could differ from those estimates.

Recent Accounting Changes

In May 2014, the Financial Accounting Standards Board ("FASB") amended its guidance related to revenue recognition. The amended guidance establishes a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The amended guidance clarifies that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the amended guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The amended guidance applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The amended guidance was initially effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. On July 9, 2015, the FASB approved a deferral of the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Entities have the option of using either a full retrospective or modified retrospective approach to the amended guidance. The Company currently plans to adopt the amended guidance using the modified retrospective approach on January 1, 2018 at which time it becomes effective for the Company.

In 2015, we developed a project plan and established a cross-functional team to implement the amended guidance. We are currently reviewing our contracts and evaluating the impact of the amended guidance on each of our primary revenue streams. We expect to complete our evaluation of contracts by the middle of 2017. While we are continuing to assess all potential impacts of the amended guidance, we currently believe that the most significant impact relates to the timing of revenue recognition. We expect that a substantial portion of our businesses will continue to recognize revenue on a "point-in-time basis". We also expect, however, that a portion of our businesses with customized products or contracts in which we perform work on a customer-owned asset will require the use of an "over time" recognition model as certain of our contracts may meet one or more of the criteria established in the amended guidance. In addition, we are in the process of identifying appropriate changes to our business processes, systems and controls to support recognition and disclosure requirements under the new standard. We expect to design any changes to such business processes, controls and systems by the middle of 2017 and implement the changes over the remainder of 2017.

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

In March 2017, the FASB amended its guidance related to the presentation of pension costs. The amended guidance requires the bifurcation of net periodic benefit cost for pension and other postretirement plans. The service cost component of expense will be presented with other employee compensation costs in operating income, consistent with the current guidance. The other components of expense, however, will be reported separately outside of operating income. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the guidance to determine the impact that this change in presentation will have on its Consolidated Financial Statements. The Company anticipates that the amended guidance will impact the presentation of pension costs within the Consolidated Statements of Income. The Company does not, however, expect the amended guidance to have a significant impact on the results of operations.

EBITDA

EBITDA for the first quarter of 2017 was $77.1 million compared to $60.1 million in the first quarter of 2016. EBITDA is a measurement not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Three months ended March 31,
	2017	2016
Net income	$38.3	$28.8
Add back:
Interest expense	3.3	3.0
Income taxes	14.1	9.5
Depreciation and amortization	21.4	18.8
EBITDA	$77.1	$60.1

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's first fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)

January 1-31, 2017	—		$—	—	4,449,006
February 1-28, 2017	31,623		$50.01	29,500	4,419,506
March 1-31, 2017	77,579		$50.37	77,500	4,342,006
Total	109,202	(1)	$50.27	107,000

(1)
Other than 107,000 shares purchased in the first quarter of 2017, which were purchased as part of the Company's 2011 Program (defined below), all acquisitions of equity securities during the first quarter of 2017 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

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

Item 6. Exhibits

Exhibit 10.1	Amendment No. 4 to Credit Agreement dated as of February 2, 2017.
Exhibit 15	Letter regarding unaudited interim financial information.
Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date:	April 28, 2017	/s/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr. Senior Vice President, Finance Chief Financial Officer (Principal Financial Officer)

Date:	April 28, 2017	/s/ MARIAN ACKER
Marian Acker Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended March 31, 2017

Exhibit No.	Description	Reference
10.1	Amendment No. 4 to Credit Agreement dated as of February 2, 2017.	Filed with this report.
15	Letter regarding unaudited interim financial information.	Filed with this report.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.
Exhibit 101.INS	XBRL Instance Document.	Filed with this report.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	Filed with this report.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with this report.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with this report.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with this report.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with this report.