Form 10-Q
period 2017-09-30
BARNES GROUP INC
filed 2017-10-27
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

The registrant had outstanding 53,610,570 shares of common stock as of October 25, 2017.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended September 30, 2017

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” under Part I - Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net sales	$357,156	$311,561	$1,063,451	$906,586

Cost of sales	236,016	198,600	692,355	582,028
Selling and administrative expenses	73,354	61,144	210,423	183,754
	309,370	259,744	902,778	765,782
Operating income	47,786	51,817	160,673	140,804

Interest expense	3,748	3,020	10,638	8,826
Other expense (income), net	357	621	773	24
Income before income taxes	43,681	48,176	149,262	131,954
Income taxes	8,348	11,348	30,599	33,066
Net income	$35,333	$36,828	$118,663	$98,888

Per common share:
Basic	$0.65	$0.68	$2.19	$1.82
Diluted	0.65	0.67	2.17	1.81
Dividends	0.14	0.13	0.41	0.38

Weighted average common shares outstanding:
Basic	54,066,509	54,206,064	54,140,551	54,206,798
Diluted	54,570,677	54,572,315	54,649,723	54,643,739

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$35,333	$36,828	$118,663	$98,888
Other comprehensive income, net of tax
Unrealized gains (losses) on hedging activities, net of tax (1)	335	(150)	(124)	(580)
Foreign currency translation adjustments, net of tax (2)	20,004	990	80,174	2,100
Defined benefit pension and other postretirement benefits, net of tax (3)	1,640	2,042	3,576	5,740
Total other comprehensive income, net of tax	21,979	2,882	83,626	7,260
Total comprehensive income	$57,312	$39,710	$202,289	$106,148

(1) Net of tax of $125 and $1 for the three months ended September 30, 2017 and 2016, respectively, and $(87) and $(141) for the nine months ended September 30, 2017 and 2016, respectively.

(2) Net of tax of $146 and $31 for the three months ended September 30, 2017 and 2016, respectively, and $526 and $105 for the nine months ended September 30, 2017 and 2016, respectively.

(3) Net of tax of $946 and $977 for the three months ended September 30, 2017 and 2016, respectively, and $2,749 and $2,930 for the nine months ended September 30, 2017 and 2016, respectively.

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$134,471	$66,447
Accounts receivable, less allowances (2017 - $4,495; 2016 - $3,992)	325,189	287,123
Inventories	252,502	227,759
Prepaid expenses and other current assets	31,591	27,163
Total current assets	743,753	608,492

Deferred income taxes	31,942	25,433

Property, plant and equipment	825,705	762,187
Less accumulated depreciation	(471,760)	(427,698)
	353,945	334,489

Goodwill	685,990	633,436
Other intangible assets, net	514,331	522,258
Other assets	16,570	13,431
Total assets	$2,346,531	$2,137,539

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$16,875	$30,825
Accounts payable	127,750	112,024
Accrued liabilities	191,889	156,967
Long-term debt - current	1,689	2,067
Total current liabilities	338,203	301,883

Long-term debt	497,429	468,062
Accrued retirement benefits	91,803	109,350
Deferred income taxes	64,700	66,446
Other liabilities	24,795	23,440

Commitments and contingencies (Note 13)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2017 - 62,987,803 shares; 2016 - 62,692,403 shares)	630	627
Additional paid-in capital	452,677	443,235
Treasury stock, at cost (2017 - 9,377,948 shares; 2016 - 8,889,947 shares)	(279,978)	(251,827)
Retained earnings	1,273,474	1,177,151
Accumulated other non-owner changes to equity	(117,202)	(200,828)
Total stockholders' equity	1,329,601	1,168,358
Total liabilities and stockholders' equity	$2,346,531	$2,137,539

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2017	2016
Operating activities:
Net income	$118,663	$98,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,535	58,949
Gain on disposition of property, plant and equipment	(96)	(475)
Stock compensation expense	8,472	8,620
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(26,773)	(18,461)
Inventories	(11,454)	4,626
Prepaid expenses and other current assets	(2,398)	(296)
Accounts payable	14,134	9,799
Accrued liabilities	28,889	13,028
Deferred income taxes	(18,063)	998
Long-term retirement benefits	(11,469)	(16,026)
Other	(677)	461
Net cash provided by operating activities	167,763	160,111

Investing activities:
Proceeds from disposition of property, plant and equipment	401	715
Capital expenditures	(41,957)	(32,920)
Business acquisitions, net of cash acquired	(8,922)	(120,675)
Component Repair Program payments	—	(900)
Other	(3,000)	—
Net cash used by investing activities	(53,478)	(153,780)

Financing activities:
Net change in other borrowings	(14,103)	(9,321)
Payments on long-term debt	(60,897)	(263,578)
Proceeds from the issuance of long-term debt	89,118	288,982
Proceeds from the issuance of common stock	1,731	2,463
Common stock repurchases	(23,300)	(15,660)
Dividends paid	(22,042)	(20,444)
Withholding taxes paid on stock issuances	(4,851)	(4,881)
Other	(17,773)	3,406
Net cash used by financing activities	(52,117)	(19,033)

Effect of exchange rate changes on cash flows	5,856	717
Increase (decrease) in cash and cash equivalents	68,024	(11,985)
Cash and cash equivalents at beginning of period	66,447	83,926
Cash and cash equivalents at end of period	$134,471	$71,941

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data)
(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income, comprehensive income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2016 has been derived from the 2016 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair statement of the results, have been included. Operating results for the nine-month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

2. Acquisition

On April 3, 2017, the Company completed its acquisition of the assets of the privately held Gammaflux L.P. business ("Gammaflux"), a leading supplier of hot runner temperature and sequential valve gate control systems to the plastics industry. Gammaflux, which is headquartered in Sterling, Virginia and has offices in Illinois and Germany, provides temperature control solutions for injection molding, extrusion, blow molding, thermoforming, and other applications. Its end markets include packaging, electronics, automotive, household products, medical, and tool building. The Company acquired the assets of Gammaflux for an aggregate purchase price of $8,866, which was financed using cash on hand and borrowings under the Company's revolving credit facility. The purchase price includes adjustments under the terms of the Asset Purchase Agreement ("APA"), including $2 related to cash acquired. In connection with the acquisition, the Company recorded $1,535 of goodwill and $3,700 of intangible assets.

During the nine months ended September 30, 2017, the Company incurred $184 of acquisition-related costs related to the Gammaflux acquisition. These costs include due diligence costs and transaction costs to complete the acquisition and have been recognized in the Consolidated Statements of Income as selling and administrative expenses.

The operating results of Gammaflux have been included in the Consolidated Statements of Income since the date of acquisition. The Company reported $6,483 in net sales for the period from the acquisition date through September 30, 2017. Gammaflux results have been included within the Industrial segment.

3. Net Income Per Common Share

For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans. For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding increased by 504,168 and 366,251 for the three-month periods ended September 30, 2017 and 2016, respectively, and by 509,172 and 436,941 for the nine-month periods ended September 30, 2017 and 2016, respectively, to account for the potential dilutive effect of stock-based incentive plans. There were no adjustments to net income for the purposes of computing income available to common stockholders for the periods.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three-month periods ended September 30, 2017 and 2016, the Company excluded 0 and 209,907 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive. During the nine-month periods ended September 30, 2017 and 2016, the Company excluded 59,261 and 346,468 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive.

The Company granted 125,300 stock options, 85,307 restricted stock unit awards and 83,970 performance share awards ("PSAs") in February 2017 as part of its annual grant awards. All of the stock options and the restricted stock unit awards vest upon meeting certain service conditions. The restricted stock unit awards are included in basic weighted-average common shares outstanding as they contain nonforfeitable rights to dividend payments. The PSAs are part of the long-term Performance

Share Award Program (the "Awards Program") and are based on performance goals that are driven by a combination of independently measured metrics (depending on the grant year) with each metric being weighted equally. The metrics for awards granted in 2016 and 2017 include the Company’s total shareholder return (“TSR”) and return on invested capital (“ROIC”). The TSR metric is designed to assess the long-term Company performance relative to the performance of companies included in the Russell 2000 Index over a three-year performance period. The ROIC metric is measured based on pre-established Company targets over the same period. The participants can earn from zero to 250% of the target award and the award includes a forfeitable right to dividend equivalents, which are not included in the aggregate target award numbers. The fair value of the TSR portion of the PSA was determined using a Monte Carlo valuation method as the award contains a market condition.

4. Inventories

The components of inventories consisted of:

	September 30, 2017	December 31, 2016
Finished goods	$78,116	$71,100
Work-in-process	110,204	98,246
Raw material and supplies	64,182	58,413
	$252,502	$227,759

5. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended September 30, 2017:

	Industrial	Aerospace	Total Company
January 1, 2017	$602,650	$30,786	$633,436
Acquisition related	3,330	—	3,330
Foreign currency translation	49,224	—	49,224
September 30, 2017	$655,204	$30,786	$685,990

In the second quarter of 2017, management performed its annual impairment testing of goodwill. Based on this assessment, there was no goodwill impairment recognized as of June 30, 2017.

Other Intangible Assets:
Other intangible assets consisted of:

		September 30, 2017		December 31, 2016
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs (RSPs)	Up to 30	$293,700	$(105,054)	$293,700	$(95,701)
Component repair programs (CRPs)	Up to 30	111,839	(15,112)	111,839	(10,497)
Customer lists/relationships	10-16	215,966	(62,250)	215,266	(53,198)
Patents and technology	4-14	87,052	(45,428)	84,052	(37,897)
Trademarks/trade names	10-30	11,950	(10,258)	11,950	(9,967)
Other	Up to 15	20,551	(16,960)	20,551	(16,338)
		741,058	(255,062)	737,358	(223,598)
Unamortized intangible assets:
Trade names		42,770	—	42,770	—
Foreign currency translation		(14,435)	—	(34,272)	—
Other intangible assets		$769,393	$(255,062)	$745,856	$(223,598)

Estimated amortization of intangible assets for future periods is as follows: 2017 - $41,000; 2018 - $41,000; 2019 - $40,000; 2020 - $37,000 and 2021 - $36,000.

In the second quarter of 2017 management performed its annual impairment testing of its trade names, indefinite-lived intangible assets. Based on this assessment, there was no impairment recognized as of June 30, 2017.

6. Debt

The Company's debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios. The Company is in compliance with its financial covenants as of September 30, 2017, and continues to monitor its future compliance based on current and anticipated future economic conditions.

Long-term debt and notes and overdrafts payable at September 30, 2017 and December 31, 2016 consisted of:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit agreement	$393,000	$397,805	$363,300	$364,775
3.97% Senior Notes	100,000	103,319	100,000	101,598
Borrowings under lines of credit and overdrafts	16,875	16,875	30,825	30,825
Capital leases	4,882	5,314	5,413	5,902
Other foreign bank borrowings	1,236	1,249	1,416	1,428
	515,993	524,562	500,954	504,528
Less current maturities	(18,564)		(32,892)
Long-term debt	$497,429		$468,062

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

Borrowings and availability under the Amended Credit Agreement were $393,000 and $457,000, respectively, at September 30, 2017 and $363,300 and $386,700, respectively, at December 31, 2016. The average interest rate on these borrowings was 2.34% and 1.86% on September 30, 2017 and December 31, 2016, respectively. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

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

In addition, the Company has available approximately $59,000 in uncommitted short-term bank credit lines ("Credit Lines") and overdraft facilities. Under the Credit Lines, $16,800 was borrowed at September 30, 2017 at an interest rate of 2.05% and $30,700 was borrowed at December 31, 2016 at an average interest rate of 1.96%. The Company had also borrowed $75 and $125 under the overdraft facilities at September 30, 2017 and December 31, 2016, respectively. Repayments under the Credit Lines are due within one month after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

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

Financial instruments have been used by the Company to hedge its exposure to fluctuations in interest rates. In 2012, the Company entered into five-year interest rate swap agreements (the "Swaps") transacted with three banks which together converted the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.03% plus the borrowing spread. The Swaps expired on April 28, 2017. The Company entered into a new interest rate swap agreement (the "Swap") that commenced on April 28, 2017, with one bank, and converts the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The Swap expires on January 31, 2022. These interest rate swap agreements are accounted for as cash flow hedges.

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

The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. Other financing cash flows during the first nine months of 2017 and 2016, as presented on the consolidated statements of cash flows, include $14,962 of net cash payments and $3,822 of net cash proceeds, respectively, from the settlement of foreign currency hedges related to intercompany financing.

The following table sets forth the fair value amounts of derivative instruments held by the Company.

	September 30, 2017		December 31, 2016
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(345)	$—	$(78)
Foreign exchange contracts	—	(121)	—	(177)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	65	(377)	397	(1,499)
Total derivatives	$65	$(843)	$397	$(1,754)

Asset derivatives are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Liability derivatives related to interest rate contracts and foreign exchange contracts are recorded in other liabilities and accrued liabilities, respectively, in the accompanying Consolidated Balance Sheets.

The following table sets forth the gain (loss), net of tax, recorded in accumulated other comprehensive income (loss), net of tax, for the three- and nine-month periods ended September 30, 2017 and 2016 for derivatives held by the Company and designated as hedging instruments.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Cash flow hedges:
Interest rate contracts	$97	$137	$(167)	$74
Foreign exchange contracts	238	(287)	43	(654)
	$335	$(150)	$(124)	$(580)

Amounts related to the interest rate swaps included within accumulated other comprehensive income (loss) that were reclassified to expense during the first nine months of 2017 and 2016 resulted in a fixed rate of interest plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings. The fixed rate of interest was 1.92% for the period covered by the Swap, which matures in January 2022, and 1.03% for the Swaps, which matured in April 2017. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the three- and nine-month periods ended September 30, 2017 and 2016.

The following table sets forth the net (loss) gain recorded in other expense (income), net in the consolidated statements of income for the three- and nine-month periods ended September 30, 2017 and 2016 for non-designated derivatives held by the Company. Such amounts were substantially offset by the net (gain) loss recorded on the underlying hedged asset or liability, also recorded in other expense (income), net.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Foreign exchange contracts	$(2,545)	$(3,755)	$(12,949)	$(7,506)

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

Level 3	Unobservable inputs for the asset or liability

The following table provides the financial assets and financial liabilities reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Asset derivatives	$65	$—	$65	$—
Liability derivatives	(843)	—	(843)	—
Bank acceptances	13,009	—	13,009	—
Rabbi trust assets	2,427	2,427	—	—
	$14,658	$2,427	$12,231	$—

December 31, 2016
Asset derivatives	$397	$—	$397	$—
Liability derivatives	(1,754)	—	(1,754)	—
Bank acceptances	9,690	—	9,690	—
Rabbi trust assets	2,216	2,216	—	—
	$10,549	$2,216	$8,333	$—

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

9. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
Pensions	2017	2016	2017	2016
Service cost	$1,572	$1,354	$4,674	$4,056
Interest cost	4,764	4,869	14,051	14,650
Expected return on plan assets	(7,206)	(7,564)	(20,882)	(22,774)
Amortization of prior service cost	110	52	330	157
Amortization of actuarial losses	2,703	2,697	7,846	8,109
Curtailment gain	—	—	(7,217)	—
Settlement loss (gain)	298	—	(193)	—
Net periodic benefit cost	$2,241	$1,408	$(1,391)	$4,198

In June 2017, the Company authorized the closure of its FOBOHA facility located in Muri, Switzerland which resulted in pension curtailment and settlement gains of $7,217 and $230, respectively, during the second quarter of 2017. See Note 14 of the Consolidated Financial Statements for additional information related to the Closure.

In May 2017, the Company contributed $5,000 of discretionary contributions to its U.S Qualified pension plans. The Company currently does not plan to make any additional discretionary contributions to its U.S. Qualified pension plans, however approximately $5,000 is expected to be made into its U.S. Non-qualified and international pension plans throughout 2017.

	Three months ended September 30,		Nine months ended September 30,
Other Postretirement Benefits	2017	2016	2017	2016
Service cost	$20	$31	$62	$92
Interest cost	389	440	1,170	1,324
Amortization of prior service credit	(17)	(93)	(51)	(280)
Amortization of actuarial losses	68	134	207	401
Net periodic benefit cost	$460	$512	$1,388	$1,537

10. Income Taxes

The Company merged certain of its Swiss operating legal entities during the second quarter of 2017 (the "Merger"). Certain of these entities included businesses with deferred tax assets that were offset by valuation allowances. As a result of the Merger, the Company reevaluated the valuation allowances and deferred tax assets related to these businesses and determined such allowances were no longer required as the merged entities would more likely than not utilize previously unbenefited net operating losses that would have otherwise expired. In addition, certain deferred tax assets were adjusted as a result of higher income tax rates. The impacts of these adjustments were treated as discrete items in the second quarter of 2017 resulting in reductions in tax expense of $5,872 and $461, respectively.

The Company's effective tax rate for the first nine months of 2017 was 20.5% compared with 25.1% in the first nine months of 2016 and 25.7% for the full year 2016. The decrease in the first nine months of 2017 effective tax rate from the full year 2016 rate is primarily due to the adjustment of certain valuation reserves and other benefits resulting from the merger of legal entities in Switzerland, and the settlement of tax audits and closure of tax years for various tax jurisdictions, partially offset by the expiration of certain tax holidays.

The Aerospace and Industrial segments were previously awarded international tax holidays. All significant tax holidays for which the Company currently receives benefit are expected to expire in the fourth quarter of 2017.

11. Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following table sets forth the changes in accumulated other comprehensive income (loss), net of tax, by component for the nine-month periods ended September 30, 2017 and 2016:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2017	$(227)	$(114,570)	$(86,031)	$(200,828)
Other comprehensive (loss) income before reclassifications to consolidated statements of income	(501)	(1,888)	80,174	77,785
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	377	5,464	—	5,841
Net current-period other comprehensive (loss) income	(124)	3,576	80,174	83,626
September 30, 2017	$(351)	$(110,994)	$(5,857)	$(117,202)

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2016	$115	$(105,703)	$(37,664)	$(143,252)
Other comprehensive (loss) income before reclassifications to consolidated statements of income	(823)	283	2,100	1,560
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	243	5,457	—	5,700
Net current-period other comprehensive (loss) income	(580)	5,740	2,100	7,260
September 30, 2016	$(465)	$(99,963)	$(35,564)	$(135,992)

The following table sets forth the reclassifications out of accumulated other comprehensive income (loss) by component for the three- and nine-month periods ended September 30, 2017 and 2016:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Three months ended September 30, 2017	Three months ended September 30, 2016
Gains and losses on cash flow hedges
Interest rate contracts	$(174)	$(137)	Interest expense
Foreign exchange contracts	(40)	(20)	Net sales
	(214)	(157)	Total before tax
	74	55	Tax benefit
	(140)	(102)	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service (costs) credits, net	$(93)	$41	(A)
Amortization of actuarial losses	(2,771)	(2,831)	(A)
Settlement loss	(298)	—	(A)
	(3,162)	(2,790)	Total before tax
	946	977	Tax benefit
	(2,216)	(1,813)	Net of tax

Total reclassifications in the period	$(2,356)	$(1,915)
(A) These accumulated other comprehensive income (loss) components are included within the computation of net periodic pension cost. See Note 9.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Gains and losses on cash flow hedges
Interest rate contracts	$(380)	$(437)	Interest expense
Foreign exchange contracts	(178)	40	Net sales
	(558)	(397)	Total before tax
	181	154	Tax benefit
	(377)	(243)	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service (costs) credits, net	$(279)	$123	(A)
Amortization of actuarial losses	(8,053)	(8,510)	(A)
Curtailment gain	187	—	(A)
Settlement loss	(68)	—	(A)
	(8,213)	(8,387)	Total before tax
	2,749	2,930	Tax benefit
	(5,464)	(5,457)	Net of tax

Total reclassifications in the period	$(5,841)	$(5,700)
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

The following tables set forth information about the Company's operations by its two reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net sales
Industrial	$240,390	$208,748	$719,556	$608,534
Aerospace	116,767	102,816	343,899	298,055
Intersegment sales	(1)	(3)	(4)	(3)
Total net sales	$357,156	$311,561	$1,063,451	$906,586

Operating profit
Industrial	$29,308	$34,958	$100,154	$99,445
Aerospace	18,478	16,859	60,519	41,359
Total operating profit	47,786	51,817	160,673	140,804
Interest expense	3,748	3,020	10,638	8,826
Other expense (income), net	357	621	773	24
Income before income taxes	$43,681	$48,176	$149,262	$131,954

	September 30, 2017	December 31, 2016
Assets
Industrial	$1,502,193	$1,356,081
Aerospace	648,561	647,766
Other (A)	195,777	133,692
Total assets	$2,346,531	$2,137,539
(A) "Other" assets include corporate-controlled assets, the majority of which are cash and deferred tax assets.

13. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. The Company accrues its estimated exposure for warranty claims at the time of sale based upon the length of the warranty period, historical experience and other related information known to the Company. Liabilities related to product warranties and extended warranties were not material as of September 30, 2017 and December 31, 2016.

14. Business Reorganization

In June 2017, the Company authorized the closure and consolidation of two production facilities (the "Closures") including a FOBOHA facility located in Muri, Switzerland (60 employees) and an Associated Spring facility (30 employees) into other facilities included within the Industrial segment to leverage capacity, infrastructure and critical resources. The Company recorded a net pre-tax gain of $1,392 in the first nine months of 2017 related to the Closures. This balance includes pension curtailment and settlement gains of $7,217 and $230, respectively, partially offset by employee severance charges of $3,756 and other Closure costs of $2,299, primarily related to asset write-downs. The severance liability was included within Accrued Liabilities as of September 30, 2017. The Company also expects to incur additional costs of approximately $700 in 2017 related to the Closures, including costs related to the transfer of work to other existing facilities. Closure costs are recorded primarily within Cost of Sales in the accompanying Consolidated Statements of Income and are reflected in the results of the Industrial segment.
The following table sets forth the change in the liability for the 2017 employee termination actions:

January 1, 2017	$—
Employee termination benefit costs	3,756
Payments	(3,008)
Foreign currency translation	(45)
September 30, 2017	$703
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
________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the nine-month periods ended September 30, 2017 and 2016, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 27, 2017 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Barnes Group Inc.:

We have reviewed the accompanying consolidated balance sheet of Barnes Group, Inc. and its subsidiaries as of September 30, 2017, and the related consolidated statements of income and of comprehensive income for the three-month and nine-month periods ended September 30, 2017 and September 30, 2016 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2017 and September 30, 2016. This interim financial information is the responsibility of the Company’s management.

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
October 27, 2017
Hartford, CT

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

Third Quarter 2017 Highlights

In the third quarter of 2017, sales increased by $45.6 million, or 14.6% from the third quarter of 2016, to $357.2 million. Within Industrial, this sales increase was partly driven by an incremental $11.3 million sales contribution from FOBOHA during July and August 2017 (acquisition completed on August 31, 2016) and Gammaflux sales of $3.2 million during the quarter. Organic sales (net sales excluding both foreign currency and acquisition impacts) increased by $26.0 million, or 8.3%, with increases of 5.8% within Industrial and 13.6% within Aerospace. Sales in Industrial were impacted by changes in foreign currency which increased sales by approximately $5.1 million as the U.S. dollar weakened against foreign currencies.

Operating income in the third quarter of 2017 decreased 7.8% to $47.8 million from the third quarter of 2016 and operating margin decreased from 16.6% to 13.4%. Operating income was largely impacted by lower productivity, resulting primarily from increased costs incurred on certain programs at Industrial, partially offset by increased leverage of organic sales in both segments.

RESULTS OF OPERATIONS

Net Sales

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2017	2016	Change		2017	2016	Change
Industrial	$240.4	$208.7	$31.6	15.2%	$719.6	$608.5	$111.0	18.2%
Aerospace	116.8	102.8	14.0	13.6%	343.9	298.1	45.8	15.4%
Total	$357.2	$311.6	$45.6	14.6%	$1,063.5	$906.6	$156.9	17.3%

The Company reported net sales of $357.2 million in the third quarter of 2017, an increase of $45.6 million, or 14.6%, from the third quarter of 2016. Organic sales increased by $26.0 million, which included increases of $12.0 million and $14.0 million at Industrial and Aerospace, respectively. The increase at Industrial was driven primarily by continued strength in our Nitrogen Gas Products and Molding Solutions business units, whereas growth on newer, more technologically advanced engine platforms increased volumes at the original equipment manufacturing business within Aerospace. Sales within the Aerospace aftermarket businesses also improved during the third quarter of 2017. The overall sales increase was also driven by an incremental $11.3 million sales contribution from FOBOHA during July and August 2017 (acquisition completed on August 31, 2016) and Gammaflux sales of $3.2 million during the third quarter of 2017. The weakening of the U.S. dollar against foreign currencies increased net sales within the Industrial segment by approximately $5.1 million.

The Company reported net sales of $1,063.5 million in the first nine months of 2017, an increase of $156.9 million or 17.3%, from the first nine months of 2016. In Industrial, the acquisitions of FOBOHA in August 2016 and Gammaflux in April 2017 provided incremental sales of $47.2 million and $6.5 million, respectively, during the first nine months of 2017. Organic sales increased by $103.8 million, which included increases of $58.0 million and $45.8 million at Industrial and Aerospace, respectively. The increase at Industrial was driven primarily by continued strength in our Nitrogen Gas Products and Molding Solutions business units, whereas growth on newer, more technologically advanced engine platforms increased volumes at the original equipment manufacturing business within Aerospace. Sales within the Aerospace aftermarket businesses also improved during the first nine months of 2017. The strengthening of the U.S. dollar against foreign currencies decreased net sales within the Industrial segment by approximately $0.7 million.

Expenses and Operating Income

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2017	2016	Change		2017	2016	Change
Cost of sales	$236.0	$198.6	$37.4	18.8%	$692.4	$582.0	$110.3	19.0%
% sales	66.1%	63.7%			65.1%	64.2%
Gross profit (1)	$121.1	$113.0	$8.2	7.2%	$371.1	$324.6	$46.5	14.3%
% sales	33.9%	36.3%			34.9%	35.8%
Selling and administrative expenses	$73.4	$61.1	$12.2	20.0%	$210.4	$183.8	$26.7	14.5%
% sales	20.5%	19.6%			19.8%	20.3%
Operating income	$47.8	$51.8	$(4.0)	(7.8)%	$160.7	$140.8	$19.9	14.1%
% sales	13.4%	16.6%			15.1%	15.5%
(1) Sales less cost of sales.

Cost of sales in the third quarter of 2017 increased 18.8% from the 2016 period, while gross profit margin decreased from 36.3% in the 2016 period to 33.9% in the 2017 period. Gross margins declined at both Aerospace and Industrial. Gross profit improved within both segments, driven primarily by organic growth within each of the business units. At Industrial, gross margins decreased during the 2017 period due to lower productivity, primarily a result of additional costs incurred on certain programs at Engineered Components. Incremental costs include expedited freight, increased scrap and costs related to the transfer of work to other facilities. A lower margin contribution on acquisition sales and an increase in incentive compensation at certain businesses also had an impact on the overall lower gross margins at Industrial. Partially offsetting these items was the profit impact of organic growth within our Molding Solutions and Nitrogen Gas Products business units. The third quarter of 2017 and the third quarter of 2016 both included $0.5 million of short-term purchase accounting adjustments related to the acquisition of FOBOHA. Within Aerospace, improvement in gross profit relates primarily to organic growth within each of the businesses, combined with favorable productivity, partially offset by planned price deflation. Gross margins at Aerospace decreased primarily as a result of price deflation within the original equipment manufacturing business and an increase in incentive compensation, partially offset by the profit impact of increased sales volumes within our maintenance repair and overhaul and spare parts businesses during the third quarter of 2017. Selling and administrative expenses in the third quarter of 2017 increased 20.0% from the 2016 period, due primarily to corresponding increases in sales volumes and incentive compensation during the period, partially offset by the absence of $0.6 million of costs related to a customer termination dispute and $1.2 million of costs related to the acquisition of FOBOHA during the 2016 period. Additional costs of $0.3 million related to the second quarter 2017 restructuring actions also contributed to the increase in selling and administrative expenses during the third quarter of 2017. As a percentage of sales, selling and administrative costs increased slightly from 19.6% in the third quarter of 2016 to 20.5% in the 2017 period. Operating income in the third quarter of 2017 decreased 7.8% to $47.8 million from the third quarter of 2016 and operating income margin decreased from 16.6% to 13.4%, driven primarily by unfavorable productivity, as discussed above, at Industrial.

Cost of sales in the first nine months of 2017 increased 19.0% from the 2016 period, while gross profit margin decreased from 35.8% in the 2016 period to 34.9% in the 2017 period. Gross margins improved at Aerospace and declined at Industrial. Gross profit improved within both segments, driven primarily by organic growth within each of the business units. At Industrial, gross margins decreased during the first nine months of 2017 as a result of lower productivity, primarily a result of additional costs incurred on certain programs at Engineered Components. Incremental costs include expedited freight, increased scrap and costs related to the transfer of work to other facilities. A lower margin contribution on acquisition sales also had an impact on the overall lower gross margins at Industrial. Partially offsetting these items was the profit impact of organic growth within our Molding Solutions and Nitrogen Gas Products business units and a pre-tax net benefit of $1.3 million resulting from the second quarter 2017 restructuring actions taken within Industrial. Gross profit during the first nine months of 2017 was negatively impacted by $2.3 million of short-term purchase accounting adjustments related to the acquisition of FOBOHA, whereas the prior year period included $0.5 million of such adjustments. Within Aerospace, improvement in gross profit relates primarily to organic growth within each of the businesses, combined with favorable productivity, partially offset by price deflation. Increased volumes in the maintenance repair and overhaul and spare parts businesses, in particular, contributed to the gross margin improvement during the first nine months of 2017. Selling and administrative expenses in the first nine months of 2017 increased 14.5% from the 2016 period, due primarily to corresponding increases in sales volumes, incentive compensation and the amortization of intangible assets related to the acquisition of FOBOHA, partially offset by the absence of $3.0 million of costs related to a customer termination dispute and $1.2 million of transaction costs related to FOBOHA during the first nine months of 2016. As a percentage of sales, selling and administrative costs slightly decreased from 20.3% in the first nine months of 2016 to 19.8% in the 2017 period. Operating income in the first nine months of 2017 increased 14.1% to $160.7 million from the first nine months of 2016 and operating income margin decreased slightly from 15.5% to 15.1%.

Interest expense
Interest expense increased by $0.7 million in the third quarter of 2017, as compared with the prior year period, primarily as a result of higher interest rates. Interest expense increased by $1.8 million in the first nine months of 2017, as compared with the prior year period, also a result of higher interest rates.

Other expense (income), net
Other expense (income), net in the third quarter of 2017 was $0.4 million compared to $0.6 million in the third quarter of 2016. Other expense (income), net in the first nine months of 2017 was $0.8 million compared to $0.0 million in the first nine months of 2016. Foreign currency losses of $0.1 million in the first nine months of 2017 compared with foreign currency gains of $0.8 million in the first nine months of 2016.

Income Taxes
The Company merged certain of its Swiss operating legal entities during the second quarter of 2017 (the "Merger"). Certain of these entities included businesses with deferred tax assets that were offset by valuation allowances. As a result of the Merger, the Company reevaluated the valuation allowances and deferred tax assets related to these businesses and determined such allowances were no longer required as the merged entities would more likely than not utilize previously unbenefited net operating losses that would have otherwise expired. In addition, certain deferred tax assets were adjusted as a result of higher income tax rates. The impacts of these adjustments were treated as discrete items in the second quarter of 2017 resulting in reductions in tax expense of $5.9 million and $0.5 million, respectively.

The Company's effective tax rate for the first nine months of 2017 was 20.5% compared with 25.1% in the first nine months of 2016 and 25.7% for the full year 2016. The decrease in the first nine months of 2017 effective tax rate from the full year 2016 rate is primarily due to the adjustment of certain valuation reserves and other benefits resulting from the merger of legal entities in Switzerland, and the settlement of tax audits and closure of tax years for various jurisdictions, partially offset by the expiration of certain tax holidays.

The Aerospace and Industrial segments were previously awarded international tax holidays. All significant tax holidays for which the Company currently receives benefit are expected to expire in the fourth quarter of 2017.

Income and Income per Share

	Three months ended September 30,				Nine months ended September 30,
(in millions, except per share)	2017	2016	Change		2017	2016	Change
Net income	$35.3	$36.8	$(1.5)	(4.1)%	$118.7	$98.9	$19.8	20.0%
Net income per common share:
Basic	$0.65	$0.68	$(0.03)	(4.4)%	$2.19	$1.82	$0.37	20.3%
Diluted	0.65	0.67	(0.02)	(3.0)%	2.17	1.81	0.36	19.9%
Weighted average common shares outstanding:
Basic	54.1	54.2	(0.1)	(0.3)%	54.1	54.2	(0.1)	(0.1)%
Diluted	54.6	54.6	—	—%	54.6	54.6	—	—%

Basic and diluted net income per common share decreased for the three-month period, and increased for the nine-month period, as compared to the 2016 periods, consistent with the changes in net income for the periods. Basic weighted average common shares outstanding decreased slightly while diluted weighted average common shares outstanding were flat. Share repurchases of 550,994 and 407,000 shares during 2016 and the first nine months of 2017, respectively, as part of the Company's repurchase program were largely offset by the grant and issuance of additional shares for employee stock plans.

Financial Performance by Business Segment

Industrial

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2017	2016	Change		2017	2016	Change
Sales	$240.4	$208.7	$31.6	15.2%	$719.6	$608.5	$111.0	18.2%
Operating profit	29.3	35.0	(5.7)	(16.2)%	100.2	99.4	0.7	0.7%
Operating margin	12.2%	16.7%			13.9%	16.3%

Sales at Industrial were $240.4 million in the third quarter of 2017, a $31.6 million increase from the third quarter of 2016. This sales increase was partly driven by an incremental $11.3 million sales contribution from FOBOHA during July and August 2017 (acquisition completed on August 31, 2016) and Gammaflux sales of $3.2 million during the third quarter of 2017. Organic sales increased by $12.0 million, or 5.8%, during the 2017 period, driven primarily by continued strength in our Nitrogen Gas Products and Molding Solutions business units. A continuation of favorable demand trends in our tool and die and transportation end-markets have contributed to the organic growth within these business units. Foreign currency increased sales by approximately $5.1 million as the U.S. dollar weakened against foreign currencies. During the first nine months of 2017, this segment reported sales of $719.6 million, an 18.2% increase from the first nine months of 2016. Organic sales increased by $58.0 million, or 9.5%, during the 2017 period, primarily a result of continued strength in our Nitrogen Gas Products and Molding Solutions businesses. Acquisitions provided sales of $53.7 million during the first nine months of 2017. The impact of foreign currency decreased sales by approximately $0.7 million as the U.S. dollar strengthened against foreign currencies.

Operating profit in the third quarter of 2017 at Industrial was $29.3 million, a decrease of $5.7 million from the third quarter of 2016. Operating profit was impacted primarily by lower productivity, resulting primarily from increased costs incurred on certain programs within Engineered Components. Incremental costs include expedited freight, increased scrap and costs related to the transfer of work to other facilities. Costs related to lower productivity and an increase in incentive compensation at certain Industrial businesses were partially offset by the profit impact of increased sales volumes, largely a result of stronger tool and die and transportation end-markets. The third quarter of 2017 also included $0.3 million of costs related to restructuring actions that occurred during the second quarter of 2017. See Note 14 to the Consolidated Financial Statements for further discussion related to the restructuring actions. The third quarter of 2017 includes $0.5 million of short-term purchase accounting adjustments related to the acquisition of FOBOHA, whereas the third quarter of 2016 included $1.7 million of short-term purchase accounting adjustments and acquisition costs. Lower margins at FOBOHA also impacted the third quarter of 2017. Operating margin decreased from 16.7% in the 2016 period to 12.2% in the 2017 period due to the above items. Operating profit in the first nine months of 2017 at Industrial was $100.2 million, an increase of $0.7 million from the first nine months of 2016. Operating profit benefited from increased sales volumes, largely offset by lower productivity, primarily driven by the increased costs incurred on certain programs within Engineered Components. The 2017 period also includes $2.3 million of short-term purchase accounting adjustments related to the acquisition of FOBOHA, primarily offset by a pre-tax net benefit of $1.4 million that resulted from the restructuring actions taken during the second quarter of 2017. Operating margin decreased from 16.3% in the 2016 period to 13.9% in the 2017 period primarily as a result of these items. Lower margins at FOBOHA also impacted the first nine months of 2017.

Outlook: In the Industrial manufacturing businesses, management is focused on generating organic sales growth through the introduction of new products and services and by leveraging the benefits of the diversified products and industrial end-markets in which its businesses have a global presence. Our ability to generate sales growth is subject to economic conditions in the global markets served by all of our businesses. For general industrial end-markets, manufacturing Purchasing Managers Indices ("PMIs") above 50 in China, North America and Europe are positive signs. Within China, we have seen a strengthening in orders that began during the middle of 2016 and that is continuing into the fourth quarter of 2017, indicating strength within the transportation markets. Global forecasted production for light vehicles is expected to grow nominally in 2017, however production is beginning to decline modestly within the North American market. Within our Molding Solutions businesses, global markets remain healthy. For the Molding Solutions businesses in the remainder of 2017, we anticipate favorable demand trends to continue within the medical and personal care hot runner markets and the packaging and medical mold markets. Within our molds product line, orders continued to improve during the third quarter of 2017. As noted above, our third quarter sales were positively impacted by $5.1 million from fluctuations in foreign currencies. To the extent that the U.S. dollar fluctuates relative to other foreign currencies, our sales may continue to be impacted by foreign currency relative to the prior year periods. The relative impact on operating profit is not expected to be as significant as the impact on sales as most of our businesses have expenses primarily denominated in local currencies, where their revenues reside. The Company also remains focused on sales growth through acquisition and expanding geographic reach. Strategic investments in new technologies, manufacturing processes and product development are expected to provide incremental benefits over the long term.

Operating profit is largely dependent on the sales volumes and mix of the businesses in the segment. Management continues to focus on improving profitability and expanding margins through leveraging organic sales growth, acquisitions, pricing initiatives, global sourcing, productivity and the evaluation of customer programs. We continue to evaluate market conditions and remain proactive in managing costs. Costs associated with new product and process introductions, restructuring initiatives, strategic investments and the integration of acquisitions may negatively impact operating profit.

Aerospace

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2017	2016	Change		2017	2016	Change
Sales	$116.8	$102.8	$14.0	13.6%	$343.9	$298.1	$45.8	15.4%
Operating profit	18.5	16.9	1.6	9.6%	60.5	41.4	19.2	46.3%
Operating margin	15.8%	16.4%			17.6%	13.9%

The Aerospace segment reported sales of $116.8 million in the third quarter of 2017, a 13.6% increase from the third quarter of 2016. Sales increased within all of the Aerospace businesses. The original equipment manufacturing ("OEM") business continued to transition from the manufacture of components on legacy engine platforms to newer, more technologically advanced platforms. Increased volume generated by newer programs was only partially offset by lower volumes and the impact of lower pricing on more mature engine platforms. Sales within the aftermarket repair and overhaul ("MRO") business also increased during the third quarter of 2017 as the Company continued to obtain additional sales volume from existing customers, a trend that began during the second half of 2016. Volumes within the spare parts business also increased during the 2017 period. Sales within the segment are largely denominated in U.S. dollars and therefore were not impacted by changes in foreign currency. During the first nine months of 2017, this segment reported sales of $343.9 million, a 15.4% increase from the first nine months of 2016, driven by growth within each of the Aerospace businesses. Growth during the first nine months of 2017 resulted from sales in newer engine programs within OEM and additional volume from existing customers within aftermarket.

Operating profit at Aerospace in the third quarter of 2017 increased 9.6% from the third quarter of 2016 to $18.5 million. The operating profit increase resulted from the increased volumes discussed above, coupled with favorable productivity, resulting from our ability to leverage production volumes, partially offset by price deflation, mix within the OEM business and increased employee related costs, primarily due to incentive compensation. The third quarter of 2016 included $0.6 million of costs related to a contract termination dispute that was resolved favorably by the end of 2016. Operating margin decreased slightly from 16.4% in the 2016 period to 15.8% in the 2017 period. Operating profit in the first nine months of 2017 increased 46.3% from the first nine months of 2016 to $60.5 million, also driven by higher sales volumes and favorable productivity. The first nine months of 2016 included $3.0 million of costs related to the contract termination dispute.

Outlook: Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the worldwide economy and are supported by its order backlog through participation in certain strategic commercial and military engine and airframe programs. Over the next several years, the Company expects strength in demand for new engines, driven by an expected increase in commercial aircraft production levels. The Company expects further shifts in the production mix from some of its legacy engine programs to the continual ramping of several new engine programs. Backlog at OEM was $708.9 million at September 30, 2017, an increase of 13.2% since December 31, 2016, at which time backlog was $626.3 million. The increase in the first nine months of 2017 orders primarily reflects an expanded time horizon on orders for certain engine programs and increased volumes. Approximately 50% of OEM backlog is expected to ship in the next 12 months. The Aerospace OEM business may be impacted by changes in the content levels on certain platforms, changes in customer sourcing decisions, adjustments to customer inventory levels, commodity availability and pricing, changes in production schedules of specific engine and airframe programs, redesign of parts, quantity of parts per engine, cost schedules agreed to under contract with the engine manufacturers, as well as the pursuit and duration of new programs. Sales in the Aerospace aftermarket business may be impacted by fluctuations in end-market demand, inventory management and changes in customer sourcing, deferred or limited maintenance activity during engine shop visits and the use of surplus (used) material during the engine repair and overhaul process. End markets are expected to grow based on the long term underlying fundamentals of the aerospace industry. Management continues to believe its Aerospace aftermarket business is competitively positioned based on well-established long-term customer relationships, including maintenance and repair contracts in the MRO business and long-term Revenue Sharing Programs ("RSPs") and Component Repair Programs ("CRPs"), expanded capabilities and current capacity levels. The MRO business may be potentially impacted by airlines that closely manage their aftermarket costs as engine performance and quality improves. Fluctuations in fuel costs and their impact on airline profitability and behaviors within the aerospace industry could also impact levels and frequency of aircraft maintenance and overhaul activities, and airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the economics associated with new fuel efficient technologies.

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

In October 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, as purchasers, for the issuance of $100.0 million aggregate principal amount of 3.97% senior notes due October 17, 2024 (the “3.97% Senior Notes”). The 3.97% Senior Notes are senior unsecured obligations of the Company and will pay interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Senior Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Senior Notes in an amount equal to 100% of the principal amount of the 3.97% Senior Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The Note Purchase Agreement contains customary affirmative and negative covenants that are similar to the covenants required under the Amended Credit Agreement, as discussed below. At September 30, 2017, the Company was in compliance with all covenants under the Note Purchase Agreement.

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

At September 30, 2017, the Company was in compliance with all covenants under the Agreements. The Company's most restrictive financial covenant is the Senior Debt Ratio which requires the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.25 times at September 30, 2017. The actual ratio at September 30, 2017 was 1.63 times.

During the first nine months of 2017, the Company repurchased 0.4 million shares of the Company's stock at a cost of $23.3 million.

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the Amended Credit Facility and currently expects that its bank syndicate, comprised of 14 banks, will continue to support its Amended Credit Agreement which matures in February 2022. At September 30, 2017, the Company had $457.0 million unused and available for borrowings under its $850.0 million Amended Credit Facility, subject to covenants. At September 30, 2017, additional borrowings of $671.7 million of Total Debt and $513.4 million of Senior Debt, would have been allowed under the financial covenants. The Company intends to use borrowings under its Amended Credit Facility to support the Company's ongoing growth initiatives. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements.

The Company had $16.8 million in borrowings under short-term bank credit lines at September 30, 2017.

In 2012, the Company entered into five-year interest rate swap agreements (the "swaps") transacted with three banks which together converted the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.03% plus the borrowing spread, for the purpose of mitigating its exposure to variable interest rates. The swaps expired on April 28, 2017. The Company entered into a new interest rate swap agreement (the "swap") that commenced on April 28, 2017, with one bank, and converts the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The swap expires on January 31, 2022. At September 30, 2017, the Company's total borrowings were comprised of approximately 40% fixed rate debt and 60% variable rate debt. At December 31, 2016, the Company's total borrowings were comprised of approximately 41% fixed rate debt and 59% variable rate debt.

At September 30, 2017, the Company held $134.5 million in cash and cash equivalents, the majority of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions and are expected to primarily fund international investments.

In May 2017, the Company made a $5.0 million discretionary contribution to its U.S Qualified pension plans. The Company currently does not plan to make any additional discretionary contributions to its U.S. Qualified pension plans, however an incremental $5.0 million of contributions are expected to be made into its U.S. Non-qualified and international pension plans throughout 2017.

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

Cash Flow

	Nine months ended September 30,
(in millions)	2017	2016	Change
Operating activities	$167.8	$160.1	$7.7
Investing activities	(53.5)	(153.8)	100.3
Financing activities	(52.1)	(19.0)	(33.1)
Exchange rate effect	5.9	0.7	5.1
Increase (decrease) in cash	$68.0	$(12.0)	$80.0

Operating activities provided $167.8 million in the first nine months of 2017 compared to $160.1 million in the first nine months of 2016. Operating cash flows in the 2017 period were positively impacted by improved operating results partially offset by an increase in cash used for working capital. Cash flows in the 2017 and 2016 periods were impacted by outflows of $5.0 million and $15.0 million, respectively, related to discretionary contributions to the U.S. Qualified pension plans.

Investing activities used $53.5 million and $153.8 million in the first nine months of 2017 and 2016, respectively. Investing activities in the 2017 period include capital expenditures of $42.0 million compared to $32.9 million in the 2016 period. The Company expects capital spending in 2017 to approximate $55 to $60 million. Investing activities in the first nine months of 2017 also included outflows of $8.9 million to fund the acquisition of Gammaflux and $3.0 million related to an Aerospace agreement (which was included in Other Investing activities). Investing activities in the first nine months of 2016 also included outflows of $119.2 million to fund the acquisition of FOBOHA, $1.5 million related to the post-acquisition closing adjustment of Thermoplay and $0.9 million for payment that was required pursuant to the first Component Repair Program.

Financing activities in the first nine months of 2017 included a net increase in borrowings of $14.1 million compared to $16.1 million in the comparable 2016 period. During the third quarter of 2016, the Company borrowed $100.0 million under the Amended Credit Facility through an international subsidiary. The proceeds were distributed to the Parent Company and subsequently used to pay down U.S. borrowings under the Amended Credit Facility. Proceeds from the issuance of common stock were $1.7 million and $2.5 million in the 2017 and 2016 periods, respectively. During the first nine months of 2017, the Company repurchased 0.4 million shares of the Company's stock at a cost of $23.3 million compared with the purchase of 0.4 million shares at a cost of $15.7 million during the first nine months of 2016. Total cash used to pay dividends increased to $22.0 million in the 2017 period from $20.4 million in the 2016 period, reflecting an increase in dividends paid per share. Other financing cash flows during the first nine months of 2017 include $15.0 million of net cash payments resulting from the settlement of foreign currency hedges related to intercompany financing compared to $3.8 million of net cash proceeds in the first nine months of 2016. Cash used for financing activities in the 2017 period also includes $2.5 million of deferred financing fees paid in connection with the Amended Credit Agreement.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At September 30, 2017, $393.0 million was borrowed at an average interest rate of 2.34% under the Company's $850.0 million Amended Credit Facility which matures in February 2022. In addition, as of September 30, 2017, the Company had $16.8 million in borrowings under short-term bank credit lines. At September 30, 2017, the Company's total borrowings were comprised of 40% fixed rate debt and 60% variable rate debt. The interest payments on $100.0 million of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the interest rate swap that was executed in April 2017.

Debt Covenants

As noted above, borrowing capacity is limited by various debt covenants in the Company's debt agreements. Following is a reconciliation of Consolidated EBITDA, a key metric in the debt covenants, to the Company's net income (in millions):

Four fiscal quarters ended September 30, 2017
Net income	$155.4
Add back:
Interest expense	13.7
Income taxes	44.6
Depreciation and amortization	89.7
Adjustment for non-cash stock based compensation	10.4
Amortization of FOBOHA acquisition inventory step-up	2.4
Other adjustments	0.6
Consolidated EBITDA, as defined	$316.7

Consolidated Senior Debt, as defined, as of September 30, 2017	$516.0
Ratio of Consolidated Senior Debt to Consolidated EBITDA	1.63
Maximum	3.25
Consolidated Total Debt, as defined, as of September 30, 2017	$516.0
Ratio of Consolidated Total Debt to Consolidated EBITDA	1.63
Maximum	3.75
Consolidated Cash Interest Expense, as defined, as of September 30, 2017	$13.7
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	23.13
Minimum	4.25

The Amended Credit Agreement allows for certain adjustments within the calculation of the financial covenants. Other adjustments consist of net losses on the sale of assets and due diligence and transaction expenses as permitted under the Amended Credit Agreement. The Company's financial covenants are measured as of the end of each fiscal quarter. At September 30, 2017, additional borrowings of $671.7 million of Total Debt and $513.4 million of Senior Debt would have been allowed under the covenants. Senior Debt includes primarily the borrowings under the Amended Credit Facility, the 3.97% Senior Notes and the borrowings under the lines of credit. The Company's unused committed credit facilities at September 30, 2017 were $457.0 million.

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

Recent Accounting Changes

In May 2014, the Financial Accounting Standards Board ("FASB") amended its guidance related to revenue recognition. The amended guidance establishes a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The amended guidance clarifies that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the amended guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The amended guidance applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The amended guidance was initially effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. On July 9, 2015, the FASB approved a deferral of the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Entities have the option of using either a full retrospective or modified retrospective approach to the amended guidance. The Company plans to adopt the amended guidance using the modified retrospective approach on January 1, 2018 at which time it becomes effective for the Company.

In 2015, we developed a project plan and established a cross-functional team to implement the amended guidance. We are completing the review of our contracts and evaluating the impact of the amended guidance on each of our primary revenue streams. While we are continuing to assess all potential impacts of the amended guidance, we currently believe that the most significant impact relates to the timing of revenue recognition, presentation and disclosures. We expect that a substantial portion of our businesses will continue to recognize revenue on a "point-in-time basis". We also expect, however, that a portion of our businesses with customized products or contracts in which we perform work on a customer-owned asset will require the use of an "over time" recognition model as certain of our contracts may meet certain of the criteria established in the amended guidance. We anticipate utilizing the cost-to-cost input method to measure progress towards completion for contracts on an over time revenue recognition model. The Company is working to quantify the impact of the "over time" revenue recognition model in conjunction with our ongoing review of contracts, however the ultimate financial impact will be dependent upon the terms of the contracts with customers at the time of adoption and the Company's progress to completion on such contracts at that time. In addition, we continue to identify appropriate changes to our business processes, systems and controls to support recognition and disclosure requirements under the new standard. We are currently implementing design changes to such business processes, controls and systems to ensure that such changes are effective at the time of adoption.

In February 2016, the FASB amended its guidance related to lease accounting. The amended guidance requires lessees to recognize a majority of their leases on the balance sheet as a right-to-use asset. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Lease expense will be recorded in a manner similar to current accounting. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the guidance to determine the impact it will have on its Consolidated Financial Statements. The Company anticipates the amended guidance will have a material impact on its assets and liabilities due to the addition of right-of-use assets and lease liabilities to the balance sheet; however, it does not expect the amended guidance to have a material impact on its cash flows or results of operations.

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

In March 2017, the FASB amended its guidance related to the presentation of pension costs. The amended guidance requires the bifurcation of net periodic benefit cost for pension and other postretirement plans. The service cost component of expense will be presented with other employee compensation costs in operating income, consistent with the current guidance. The other components of expense, however, will be reported separately outside of operating income. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the amended guidance to determine the impact it will have on its Consolidated Financial Statements. The Company does not expect that the adoption of this amended guidance will have a material impact on the Company's Consolidated Financial Statements on an ongoing basis. The Company's retrospective adoption, though, will likely have an impact on certain classifications in the 2017 Consolidated Statements of Income, mainly due to the pension curtailment and settlement gains (net) that were recorded in operating income during the first nine months of 2017. See Note 9 of the Consolidated Financial Statements.

In August 2017, the FASB amended its guidance related to hedge accounting. The amended guidance makes more financial and nonfinancial hedging strategies eligible for hedge accounting, amends presentation and disclosure requirements and changes the assessment of effectiveness. The guidance also more closely aligns hedge accounting with management strategies, simplifies application and increases the transparency of hedging. The amended guidance is effective January 1, 2019, with early adoption permitted in any interim period. The Company is currently evaluating the impact that the guidance will have on its Consolidated Financial Statements.

EBITDA

EBITDA for the first nine months of 2017 was $228.4 million compared to $199.7 million in the first nine months of 2016. EBITDA is a measurement not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Nine months ended September 30,
	2017	2016
Net income	$118.7	$98.9
Add back:
Interest expense	10.6	8.8
Income taxes	30.6	33.1
Depreciation and amortization	68.5	58.9
EBITDA	$228.4	$199.7

FORWARD-LOOKING STATEMENTS

Certain of the statements in this quarterly report contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements often address our expected future operating and financial performance and financial condition, and often contain words such as "anticipate," "believe," "expect," "plan," "estimate," "project," and similar terms. These forward-looking statements do not constitute guarantees of future performance and are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. These include, among others: difficulty maintaining relationships with employees, including unionized employees, customers, distributors, suppliers, business partners or governmental entities; failure to successfully negotiate collective bargaining agreements or potential strikes, work stoppages or other similar events; difficulties leveraging market opportunities; changes in market demand for our products and services; rapid technological and market change; the ability to protect intellectual property rights; introduction or development of new products or transfer of work; higher risks in global operations and markets; the impact of intense competition; acts of terrorism, cybersecurity attacks or intrusions that could adversely impact our businesses; uncertainties relating to conditions in financial markets; currency fluctuations and foreign currency exposure; future financial performance of the industries or customers that we serve; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; inability to realize expected sales or profits from existing backlog due to a range of factors, including changes in customer sourcing decisions, material changes, production schedules and volumes of specific programs; the impact of government budget and funding decisions; changes in raw material or product prices and availability; integration of acquired businesses; restructuring costs or savings; the continuing impact of prior acquisitions and divestitures; and any other future strategic actions, including acquisitions, divestitures, restructurings, or strategic business realignments, and our ability to achieve the financial and operational targets set in connection with any such actions; the outcome of pending and future legal, governmental, or regulatory proceedings and contingencies and uninsured claims; product liabilities; future repurchases of common stock; future levels of indebtedness; and numerous other matters of a global, regional or national scale, including those of a political, economic, business, competitive, environmental, regulatory and public health nature; and other risks and uncertainties described in documents filed with or furnished to the Securities and Exchange Commission ("SEC") by the Company, including, among others, those in the

Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors sections of the Company's filings. The Company assumes no obligation to update its forward-looking statements.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's third fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)

July 1-31, 2017	45,771		$61.05	—	4,342,006
August 1-31, 2017	329,146		$59.66	300,000	4,042,006
September 1-30, 2017	1,502		$63.67	—	4,042,006
Total	376,419	(1)	$59.85	300,000

(1)
Other than 300,000 shares purchased in the third quarter of 2017, which were purchased as part of the Company's 2011 program (defined below), all acquisitions of equity securities during the third quarter of 2017 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

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

Barnes Group Inc.
(Registrant)

Date:	October 27, 2017	/s/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr. Senior Vice President, Finance Chief Financial Officer (Principal Financial Officer)

Date:	October 27, 2017	/s/ MARIAN ACKER
Marian Acker Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended September 30, 2017

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