Form 10-K
period 2017-12-31
BARNES GROUP INC
filed 2018-02-20
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the close of business on June 30, 2017 was approximately $2,914,055,542 based on the closing price of the Common Stock on the New York Stock Exchange on that date. The registrant does not have any non-voting common equity.
The registrant had outstanding 53,234,401 shares of common stock as of February 14, 2018.
 Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 4, 2018 are incorporated by reference into Part III.

Barnes Group Inc.
Index to Form 10-K
Year Ended December 31, 2017

 FORWARD-LOOKING STATEMENTS

This Annual Report may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements often address our expected future operating and financial performance and financial condition, and often contain words such as "anticipate," "believe," "expect," "plan," "estimate," "project," and similar terms. These forward-looking statements do not constitute guarantees of future performance and are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. These include, among others: difficulty maintaining relationships with employees, including unionized employees, customers, distributors, suppliers, business partners or governmental entities; failure to successfully negotiate collective bargaining agreements or potential strikes, work stoppages or other similar events; difficulties leveraging market opportunities; changes in market demand for our products and services; rapid technological and market change; the ability to protect intellectual property rights; introduction or development of new products or transfer of work; higher risks in global operations and markets; the impact of intense competition; acts of terrorism, cybersecurity attacks or intrusions that could adversely impact our businesses; uncertainties relating to conditions in financial markets; currency fluctuations and foreign currency exposure; future financial performance of the industries or customers that we serve; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; inability to realize expected sales or profits from existing backlog due to a range of factors, including changes in customer sourcing decisions, material changes, production schedules and volumes of specific programs; the impact of government budget and funding decisions; the impact of new or revised tax laws and regulations; changes in raw material or product prices and availability; integration of acquired businesses; restructuring costs or savings; the continuing impact of prior acquisitions and divestitures; and any other future strategic actions, including acquisitions, divestitures, restructurings, or strategic business realignments, and our ability to achieve the financial and operational targets set in connection with any such actions; the outcome of pending and future legal, governmental, or regulatory proceedings and contingencies and uninsured claims; product liabilities; future repurchases of common stock; future levels of indebtedness; and numerous other matters of a global, regional or national scale, including those of a political, economic, business, competitive, environmental, regulatory and public health nature; and other risks and uncertainties described in this Annual Report. The Company assumes no obligation to update its forward-looking statements.

PART I

Item 1. Business

BARNES GROUP INC. (1)

Barnes Group Inc. (the “Company”) is a global provider of highly engineered products, differentiated industrial technologies, and innovative solutions, serving a wide range of end markets and customers. Its specialized products and services are used in far-reaching applications including aerospace, transportation, manufacturing, healthcare and packaging. The Company’s skilled and dedicated employees around the globe are committed to the highest performance standards and achieving consistent, sustainable profitable growth.

Our Strategy

The Company’s strategy outlines the actions that we are executing to achieve our vision. Our strategy is comprised of four pillars:

1.
Build a World-class Company Focused on High Margin, High Growth Businesses - We pro-actively manage our business portfolio with a focus on multiple platforms and market channels, in end-markets where projected long-term growth and favorable macro-economic trends are present. By doing so, we expect to create superior value for our key stakeholders - our shareholders, customers, employees and the communities in which we operate.

2.
Leverage the Barnes Enterprise System (“BES”) as a Significant Competitive Advantage - BES is our integrated operating system that promotes a culture of employee engagement and empowerment and drives alignment across the organization around a common vision. BES standardizes our business processes to allow us to achieve commercial, operational and financial excellence in everything we do.

3.
Expand and Protect Our Core Intellectual Property to Deliver Differentiated Solutions - Driven by a passion for innovation, we embrace intellectual property as a core differentiator to create proprietary products, processes and systems. Through our Global Innovation Forum, we foster an environment that generates great ideas and shares best practices across the enterprise to maximize our collective strengths and create economies of scale in the development and commercialization of new and innovative products and services.

4.
Effectively Allocate Capital to Drive Top Quartile Total Shareholder Return - We strive to be good custodians of our shareholders’ capital and to drive maximum shareholder value. We do so by investing in our core businesses to fund profitable, organic growth and by employing a disciplined capital allocation process in the strategic acquisitions we undertake.

Structure

The Company operates under two global business segments: Industrial and Aerospace. The Industrial Segment includes the Molding Solutions, Nitrogen Gas Products and Engineered Components business units. The Aerospace segment includes the original equipment manufacturer (“OEM”) business and the aftermarket business, which includes maintenance repair and overhaul (“MRO”) services and the manufacture and delivery of aerospace aftermarket spare parts.

In the second quarter of 2017, the Company completed its acquisition of the assets of the privately held Gammaflux L.P. business ("Gammaflux"), a leading supplier of hot runner temperature and sequential valve gate control systems to the plastics industry. Gammaflux, which is headquartered in Sterling, Virginia and has offices in Illinois and Germany, provides temperature control solutions for injection molding, extrusion, blow molding, thermoforming, and other applications. Its end markets include packaging, electronics, automotive, household products, medical, and tool building. Gammaflux is being integrated into the Industrial Segment, within our Molding Solutions business unit. See Note 2 of the Consolidated Financial Statements.

__________

(1)
As used in this annual report, “Company,” “Barnes Group,” “we” and “ours” refer to the registrant and its consolidated subsidiaries except where the context requires otherwise, and “Industrial” and “Aerospace” refer to the registrant’s segments, not to separate corporate entities.

In the third quarter of 2016, the Company, through three of its subsidiaries, completed its acquisition of the molds business of Adval Tech Holding AG and Adval Tech Holdings (Asia) Pte. Ltd. ("FOBOHA"). FOBOHA is headquartered in Haslach, Germany and operates out of manufacturing facilities located in Germany and China. FOBOHA specializes in the development and manufacture of complex plastic injection molds for packaging, medical, consumer and automotive applications. FOBOHA has been integrated into the Industrial Segment, within our Molding Solutions business unit. See Note 2 of the Consolidated Financial Statements.

In the fourth quarter of 2015, the Company completed the acquisition of privately held Priamus System Technologies AG and two of its subsidiaries (collectively, "Priamus") from Growth Finance AG. Priamus, which is headquartered in Schaffhausen, Switzerland and has direct sales and service offices in the U.S. and Germany. Priamus is a technology leader in the development of advanced process control systems for the plastic injection molding industry and services many of the world's highest quality plastic injection molders in the medical, automotive, consumer goods, electronics and packaging markets. Priamus has been integrated into the Industrial Segment, within our Molding Solutions business unit. See Note 2 of the Consolidated Financial Statements.
In the third quarter of 2015, the Company completed the acquisition of the Thermoplay business ("Thermoplay") by acquiring all of the capital stock of privately held HPE S.p.A., the parent company through which Thermoplay operates. Thermoplay’s headquarters and manufacturing facility are located in Pont-Saint-Martin in Aosta, Italy, with technical service capabilities in China, India, France, Germany, United Kingdom, Portugal, and Brazil. Thermoplay specializes in the design, development, and manufacturing of hot runner systems for plastic injection molding, primarily in the packaging, automotive, and medical end markets. Thermoplay has been integrated into the Industrial Segment, within our Molding Solutions business unit. See Note 2 of the Consolidated Financial Statements.
INDUSTRIAL

The Industrial segment is a global provider of highly-engineered, high-quality precision components, products and systems for critical applications serving a diverse customer base in end-markets such as transportation, industrial equipment, consumer products, packaging, electronics, medical devices, and energy. Focused on innovative custom solutions, Industrial participates in the design phase of components and assemblies whereby customers receive the benefits of application and systems engineering, new product development, testing and evaluation, and the manufacturing of final products. Products are sold primarily through its direct sales force and global distribution channels. Industrial's Molding Solutions businesses design and manufacture customized hot runner systems, advanced mold cavity sensors and process control systems, and precision high cavitation mold assemblies - collectively, the enabling technologies for many complex injection molding applications. Industrial's Nitrogen Gas Products business provides innovative cost effective force and motion solutions for sheet metal forming, heavy duty suspension and other selective niche markets for customers worldwide. Industrial's Engineered Components businesses manufacture and supply precision mechanical products used in transportation and industrial applications, including mechanical springs, high-precision punched and fine-blanked components and retention rings.

Industrial competes with a broad base of large and small companies engaged in the manufacture and sale of engineered products, precision molds, hot runner systems and precision components. Industrial competes on the basis of quality, service, reliability of supply, engineering and technical capability, geographic reach, product breadth, innovation, design, and price. Industrial has manufacturing, distribution and assembly operations in the United States, Brazil, China, Germany, Italy, Mexico, Singapore, Sweden, Switzerland and the United Kingdom. Industrial also has sales and service operations in the United States, Brazil, Canada, Czech Republic, China/Hong Kong, France, Germany, India, Italy, Japan, Mexico, the Netherlands, Portugal, Singapore, Slovakia, South Africa, South Korea, Spain, Switzerland, Thailand and the United Kingdom. Sales by Industrial to its three largest customers accounted for approximately 9% of its sales in 2017.

AEROSPACE

Aerospace is a global manufacturer of complex fabricated and precision machined components and assemblies for OEM turbine engine, airframe and industrial gas turbine builders, and the military. The Aerospace aftermarket business provides aircraft engine component MRO services, including services performed under our Component Repair Programs (“CRPs”), for many of the world’s major turbine engine manufacturers, commercial airlines and the military. The Aerospace aftermarket activities also include the manufacture and delivery of aerospace aftermarket spare parts, including revenue sharing programs (“RSPs”) under which the Company receives an exclusive right to supply designated aftermarket parts over the life of specific aircraft engine programs.
Aerospace’s OEM business supplements the leading aircraft engine OEM capabilities and competes with a large number of fabrication and machining companies. Competition is based mainly on quality, engineering and technical capability, product breadth, new product introduction, timeliness, service and price. Aerospace’s fabrication and machining operations, with facilities in Arizona, Connecticut, Mexico, Michigan, Ohio, Utah and Singapore, produce critical engine and airframe components through technologically advanced manufacturing processes.
The Aerospace aftermarket business supplements jet engine OEMs’ maintenance, repair and overhaul capabilities, and competes with the service centers of major commercial airlines and other independent service companies for the repair and overhaul of turbine engine components. The manufacture and supply of aerospace aftermarket spare parts, including those related to the RSPs, are dependent upon the reliable and timely delivery of high-quality components. Aerospace’s aftermarket facilities, located in Connecticut, Ohio and Singapore, specialize in the repair and refurbishment of highly engineered components and assemblies such as cases, rotating life limited parts, rotating air seals, turbine shrouds, vanes and honeycomb air seals. Sales by Aerospace to its three largest customers, General Electric, Rolls-Royce and United Technologies Corporation, accounted for approximately 55%, 15% and 10% of its sales in 2017, respectively. Sales to its next three largest customers in 2017 collectively accounted for approximately 6% of its total sales.

FINANCIAL INFORMATION

The backlog of the Company’s orders believed to be firm at the end of 2017 was $1,039 million as compared with $886 million at the end of 2016. Of the 2017 year-end backlog, $723 million was attributable to Aerospace and $316 million was attributable to Industrial. Approximately 62% of the Company's consolidated year-end backlog is scheduled to be shipped during 2018. The remainder of the Company’s backlog is scheduled to be shipped after 2018.

We have a global manufacturing footprint and a technical service network to service our worldwide customer base. The global economies have a significant impact on the financial results of the business as we have significant operations outside of the United States. For a summary of net sales, operating profit and long-lived assets by reportable business segment, as well as net sales by product and services and geographic area, see Note 19 of the Consolidated Financial Statements. For a discussion of risks attendant to the global nature of our operations and assets, see Item 1A. Risk Factors.

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

RESEARCH AND DEVELOPMENT

We conduct research and development activities in our effort to provide a continuous flow of innovative new products, processes and services to our customers. We also focus on continuing efforts aimed at discovering and implementing new knowledge that significantly improves existing products and services, and developing new applications for existing products and services. Our product development strategy is driven by product design teams and collaboration with our customers, particularly within Industrial’s Molding Solutions businesses, as well as within our Aerospace and our other Industrial businesses. Many of the products manufactured by us are custom parts made to customers’ specifications. Investments in research and development are important to our long-term growth, enabling us to stay ahead of changing customer and marketplace needs. We spent approximately $15 million, $13 million and $13 million in 2017, 2016 and 2015, respectively, on research and development activities.

PATENTS AND TRADEMARKS

Patents and other proprietary rights, including trade secrets and unpatented know-how, are critical to certain of our business units. We are party to certain licenses of intellectual property and hold numerous patents, trademarks, and trade names that enhance our competitive position. The Company does not believe, however, that any of these licenses, patents, trademarks or trade names is individually significant to the Company or either of our segments. We maintain procedures to protect our intellectual property (including trade secrets, patents and trademarks). Risk factors associated with our intellectual property are discussed in Item 1A. Risk Factors.

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

RISKS RELATED TO OUR BUSINESS

We depend on revenues and earnings from a small number of significant customers. Any bankruptcy of or loss of or, cancellation, reduction or delay in purchases by these customers could harm our business. In 2017, our net sales to General Electric and its subsidiaries accounted for 18% of our total sales and approximately 55% of Aerospace's net sales. Aerospace's second and third largest customers, Rolls-Royce and United Technologies Corporation and their subsidiaries, accounted for 15% and 10%, respectively, of Aerospace's net sales in 2017. Approximately 6% of Aerospace's net sales in 2017 were to its next three largest customers. Approximately 9% of Industrial's sales in 2017 were to its three largest customers. Some of our success will depend on the business strength and viability of those customers. We cannot assure you that we will be able to retain our largest customers. Some of our customers may in the future reduce their purchases due to economic conditions or shift their purchases from us to our competitors, in-house or to other sources. Some of our long-term sales agreements provide that until a firm order is placed by a customer for a particular product, the customer may unilaterally reduce or discontinue its projected purchases without penalty, or terminate for convenience. The loss of one or more of our largest customers, any reduction, cancellation or delay in sales to these customers (including a reduction in aftermarket volume in our RSPs), our inability to successfully develop relationships with new customers, or future price concessions we make to retain customers could significantly reduce our sales and profitability.

The global nature of our business exposes us to foreign currency fluctuations that may affect our future revenues, debt levels and profitability. We have manufacturing facilities and technical service, sales and distribution centers around the world, and the majority of our foreign operations use the local currency as their functional currency. These include, among others, the Brazilian real, British pound sterling, Canadian dollar, Chinese renminbi, Euro, Japanese yen, Korean won, Malaysian ringgit, Mexican peso, Singapore dollar, Swedish krona, Swiss franc and Thai baht. Since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies expose us to translation risk when the local currency financial statements are translated to U.S. dollars. Changes in currency exchange rates may also expose us to transaction risk. We may buy hedges in certain currencies to reduce or offset our exposure to currency exchange fluctuations; however, these transactions may not be adequate or effective to protect us from the exposure for which they are purchased. We have not engaged in any speculative hedging activities. Currency fluctuations may adversely impact our revenues and profitability in the future.

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

The global nature of our operations and assets subject us to additional financial and regulatory risks. We have operations and assets in various parts of the world. In addition, we sell or may in the future sell our products and services to the U.S. and foreign governments and in foreign countries. As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate, and associated risks, including: U.S. imposed embargoes of sales to specific countries; foreign import controls (which may be arbitrarily imposed or enforced); import regulations and duties; export regulations (which require us to comply with stringent licensing regimes); reporting requirements regarding the use of "conflict" minerals mined from certain countries; anti-dumping regulations; price and currency controls; exchange rate fluctuations; dividend remittance restrictions; expropriation of assets; war, civil uprisings and riots; government instability; government contracting requirements including cost accounting standards, including various procurement, security, and audit requirements, as well as requirements to certify to the government compliance with these requirements; the necessity of obtaining governmental approval for new and continuing products and operations; and legal systems or decrees, laws, taxes, regulations, interpretations and court decisions that are not always fully developed and that may be retroactively or arbitrarily applied. We have experienced inadvertent violations of some of these regulations, including export regulations, safety and environmental regulations, regulations prohibiting sales of certain products and product labeling regulations, in the past, none of which has had or, we believe, will have a material adverse effect on our business. However, any significant violations of these or other regulations in the future could result in civil or criminal sanctions, and the loss of export or other licenses which could have a material adverse effect on our business. We are subject to state unclaimed property laws in the ordinary course of business, and are currently undergoing a multi-state unclaimed property audit, the timing and outcome of which cannot be predicted, and we may incur significant professional fees in conjunction with the audit. We may also be subject to unanticipated income taxes, excise duties, import taxes, export taxes, value added taxes, or other governmental assessments, and taxes may be impacted by changes in legislation in the tax jurisdictions in which we operate. In addition, our organizational and capital structure may limit our ability to transfer funds between countries without incurring adverse tax consequences. Any of these events could result in a loss of business or other unexpected costs that could reduce sales or profits and have a material adverse effect on our financial condition, results of operations and cash flows.

Any disruption or failure in the operation of our information systems, including from conversions or integrations of information technology or reporting systems, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our information technology ("IT") systems are an integral part of our business. We depend upon our IT systems to help communicate internally and externally, process orders, manage inventory, make payments and collect accounts receivable. Our IT systems also allow us to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations, and to help provide superior service to our customers. We are currently in the process of implementing enterprise resource planning ("ERP") platforms across certain of our businesses, and we expect that we will need to continue to improve and further integrate our IT systems, on an ongoing basis in order to effectively run our business. If we fail to successfully manage and integrate our IT systems, including these ERP platforms, it could adversely affect our business or operating results.

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

We have significant indebtedness that could affect our operations and financial condition, and our failure to meet certain financial covenants required by our debt agreements may materially and adversely affect our assets, financial position and cash flows. At December 31, 2017, we had consolidated debt obligations of $532.6 million, representing approximately 30% of our total capital (indebtedness plus stockholders’ equity) as of that date. Our level of indebtedness, proportion of variable rate debt obligations and the significant debt servicing costs associated with that indebtedness may adversely affect our operations and financial condition. For example, our indebtedness could require us to dedicate a substantial portion of our cash flows from operations to payments on our debt, thereby reducing the amount of our cash flows available for working capital, capital expenditures, investments in technology and research and development, acquisitions, dividends and other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in the industries in which we compete; place us at a competitive disadvantage compared to our competitors, some of whom have lower debt service obligations and greater financial resources than we do; limit our ability to borrow additional funds; or increase our vulnerability to general adverse economic and industry conditions. In addition, a majority of our debt arrangements require us to maintain certain debt and interest coverage ratios and limit our ability to incur debt, make investments or undertake certain other business activities. These requirements could limit our ability to obtain future financing and may prevent us from taking advantage of attractive business opportunities. Our ability to meet the financial covenants or requirements in our debt arrangements may be affected by events beyond our control, and we cannot assure you that we will satisfy such covenants and requirements. A breach of these covenants or our inability to comply with the restrictions could result in an event of default under our debt arrangements which, in turn, could result in an event of default under the terms of our other indebtedness. Upon the occurrence of an event of default under our debt arrangements, after the expiration of any grace periods, our lenders could elect to declare all amounts outstanding under our debt arrangements, together with accrued interest, to be immediately due and payable. If this were to happen, we cannot assure you that our assets would be sufficient to repay in full the payments due under those arrangements or our other indebtedness or that we could find alternative financing to replace that indebtedness.

Conditions in the worldwide credit markets may limit our ability to expand our credit lines beyond current bank commitments. In addition, our profitability may be adversely affected as a result of increases in interest rates. At December 31, 2017, we and our subsidiaries had $532.6 million aggregate principal amount of consolidated debt obligations outstanding, of which approximately 61% had interest rates that float with the market (not hedged against interest rate fluctuations). A 100 basis point increase in the interest rate on the floating rate debt in effect at December 31, 2017 would result in an approximate $3.2 million annualized increase in interest expense.

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

We carry significant inventories and a loss in net realizable value could cause a decline in our net worth. At December 31, 2017, our inventories totaled $242.0 million. Inventories are valued at the lower of cost or net realizable value based on management's judgments and estimates concerning future sales levels, quantities and prices at which such inventories will be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may necessitate future reduction to inventory values. See “Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies”.

We have significant goodwill and an impairment of our goodwill could cause a decline in our net worth. Our total assets include substantial goodwill. At December 31, 2017, our goodwill totaled $690.2 million. The goodwill results from our prior acquisitions, representing the excess of the purchase price we paid over the net assets of the companies acquired. We assess whether there has been an impairment in the value of our goodwill during each calendar year or sooner if triggering events warrant. If future operating performance at one or more of our reporting units does not meet expectations or fair values fall due to significant stock market declines, we may be required to reflect a non-cash charge to operating results for goodwill impairment. The recognition of an impairment of a significant portion of goodwill would negatively affect our results of operations and total capitalization, the effect of which could be material. See “Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies”.

We may not realize all of the sales expected from our existing backlog or anticipated orders. At December 31, 2017, we had $1,039.0 million of order backlog, the majority of which related to aerospace OEM customers. There can be no assurances that the revenues projected in our backlog will be realized or, if realized, will result in profits. We consider backlog to be firm customer orders for future delivery. OEM customers may provide projections of components and assemblies that they anticipate purchasing in the future under existing programs. These projections may represent orders that are beyond lead time and are included in backlog when supported by a long term agreement. Our customers may have the right under certain circumstances or with certain penalties or consequences to terminate, reduce or defer firm orders that we have in backlog. If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected. Although we strive to maintain ongoing relationships with our customers, there is an ongoing risk that orders may be canceled or rescheduled due to fluctuations in our customers’ business needs or purchasing budgets.

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

We may not realize all of the intangible assets related to the Aerospace aftermarket businesses. We participate in aftermarket Revenue Sharing Programs ("RSPs") under which we receive an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program to our customer, General Electric ("GE"). As consideration, we pay participation fees, which are recorded as intangible assets and are recognized as a reduction of sales over the estimated life of the related engine programs. Our total investments in participation fees under our RSPs as of December 31, 2017 equaled $293.7 million, all of which have been paid. At December 31, 2017, the remaining unamortized balance of these participation fees was $185.6 million.

We entered into Component Repair Programs ("CRPs"), also with GE, during 2015, 2014 and 2013. The CRPs provide for, among other items, the right to sell certain aftermarket component repair services for CFM56, CF6, CF34 and LM engines directly to other customers over the life of the aircraft engine program as one of a few GE licensed suppliers. In addition, the CRPs extended certain contracts under which the Company currently provides these services directly to GE. Our total investments in CRPs as of December 31, 2017 equaled $111.8 million, all of which have been paid. At December 31, 2017, the remaining unamortized balance the CRPs was $95.3 million. We recorded the CRP payments as an intangible asset which is recognized as a reduction of sales over the remaining useful life of these engine programs.

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

The departure of existing management and key personnel, a shortage of skilled employees or a lack of qualified sales professionals could materially affect our business, operations and prospects. Our executive officers are important to the management and direction of our business. Our future success depends, in large part, on our ability to retain or replace these officers and other key management personnel. Although we believe we will be able to attract and retain talented personnel and replace key personnel should the need arise, our inability to do so could have a material adverse effect on our business, financial condition, results of operations or cash flows. Because of the complex nature of many of our products and services, we are generally dependent on an educated and highly skilled workforce, including, for example, our engineering talent. In addition, there are significant costs associated with the hiring and training of sales professionals. We could be adversely affected by a shortage of available skilled employees or the loss of a significant number of our sales professionals.

If we are unable to protect our intellectual property rights effectively, our financial condition and results of operations could be adversely affected. We own or are licensed under various intellectual property rights, including patents, trademarks and trade secrets. Our intellectual property rights may not be sufficiently broad or otherwise may not provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. In addition, the steps that we have taken to maintain and protect our intellectual property may not prevent it from being improperly disclosed, challenged, invalidated, circumvented or designed-around, particularly in countries where intellectual property rights are not highly developed or protected. In some circumstances, enforcement may not be available to us because an infringer has a dominant intellectual property position or for other business reasons, or countries may require compulsory licensing of our intellectual property. We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect, in part, confidential information, trade secrets and other proprietary rights. There can be no assurance that these agreements will adequately protect these intangible assets and will not be breached, that we will have adequate remedies for any breach, or that others will not independently develop substantially equivalent proprietary information. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention or unauthorized use of such property and the cost of enforcing our intellectual property rights could adversely impact our competitive position, financial condition and results of operations.

Any product liability, warranty, contractual or other claims in excess of insurance may adversely affect our financial condition. Our operations expose us to potential product liability risks that are inherent in the design, manufacture and sale of our products and the products we buy from third parties and sell to our customers, or to potential warranty, contractual or other claims. For example, we may be exposed to potential liability for personal injury, property damage or death as a result of the failure of an aircraft component designed, manufactured or sold by us, or the failure of an aircraft component that has been serviced by us or of the components themselves. While we have liability insurance for certain risks, our insurance may not cover all liabilities, including potential reputational impacts. Additionally, insurance coverage may not be available in the future at a cost acceptable to us. Any material liability not covered by insurance or for which third-party indemnification is not available for the full amount of the loss could have a material adverse effect on our financial condition, results of operations and cash flows.

From time to time, we receive product warranty claims, under which we may be required to bear costs of inspection, repair or replacement of certain of our products. Warranty claims may range from individual customer claims to full recalls of all products in the field. We vigorously defend ourselves in connection with these matters. We cannot, however, assure you that the costs, charges and liabilities associated with these matters will not be material, or that those costs, charges and liabilities will not exceed any amounts reserved for them in our consolidated financial statements.

Our business, financial condition, results of operations and cash flows could be adversely impacted by strikes or work stoppages. Approximately 17% of our U.S. employees are covered by collective bargaining agreements and more than 39% of our non-U.S. employees are covered by collective bargaining agreements or statutory trade union agreements. The Company has a national collective bargaining agreement (“CBA”) with certain unionized employees at the Bristol, Connecticut and Corry, Pennsylvania facilities of the Associated Spring business unit, covering approximately 300 employees. The current CBA will expire in August 2020, at which time we expect to negotiate a successor agreement. The local CBA for the Corry, Pennsylvania facility of the Associated Spring business unit will expire on June 14, 2018, and the local CBA for the Bristol, Connecticut facility of the Associated Spring business unit will expire on October 15, 2018, at which time we expect to negotiate successor agreements. We also have annual negotiations in Brazil and Mexico and, collectively, these negotiations cover approximately 300 employees in those two countries. In addition, we expect to negotiate a successor agreement to the local CBA covering approximately 250 employees in Singapore which will expire at the end of 2018. We also completed negotiations resulting in wage adjustments at four locations in our Industrial Segment, collectively, covering a total of approximately 750 employees.

Although we believe that our relations with our employees are good, we cannot assure you that we will be successful in negotiating new CBAs or that such negotiations will not result in significant increases in the cost of labor, including healthcare, pensions or other benefits. Any potential strikes or work stoppages, and the resulting adverse impact on our relationships with customers, could have a material adverse effect on our business, financial condition, results of operations or cash flows. Similarly, a protracted strike or work stoppage at any of our major customers, suppliers or other vendors could materially adversely affect our business.

Changes in taxation requirements could affect our financial results. Our products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions in which we operate. Increases in indirect taxes could affect our products’ affordability and therefore reduce our sales. We are also subject to income tax in numerous jurisdictions in which we generate revenues. Changes in tax laws, tax rates or tax rulings may have a significant adverse impact on our effective tax rate. Among other things, our tax liabilities are affected by the mix of pretax income or loss among the tax jurisdictions in which we operate and the potential repatriation of foreign earnings to the U.S. Further, during the ordinary course of business, we are subject to examination by the various tax authorities of the jurisdictions in which we operate which could result in an unanticipated increase in taxes. On December 22, 2017 the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The Act makes broad and complex changes to the U.S Tax Code that affect 2017 and that include, but are not limited to, requiring a one-time Transition Tax on certain unrepatriated earnings of foreign subsidiaries of the Company (payable over eight years) and exempting foreign dividends paid to the U.S. during the year from taxation, if such earnings are included with the Transition Tax. The Act also establishes new law that will affect 2018 and beyond, including, but not limited to a reduction of the U.S. Corporate income tax rate from 35% to 21% and a general elimination of U.S federal income taxes on dividends from foreign subsidiaries. The Company has recorded a provisional tax expense in the Consolidated Financial Statements as of December 31, 2017. The Company has not finalized its' accounting for the income tax effects related to certain sections of the Act; however we are permitted to make changes over a measurement period that should not extend beyond one year from the enactment date of the Act. Such changes may adversely affect our financial condition, results of operations and cash flows. See “Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - U.S. Tax Reform”.

Changes in accounting guidance could affect our financial results. New accounting guidance that may become applicable to us from time to time, or changes in the interpretations of existing guidance, could have a significant effect on our reported results for the affected periods. Adoption of new accounting guidance could have a material impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption. See Note 1 of the Consolidated Financial Statements.

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

Our products and services may be rendered obsolete by new products, technologies and processes. Our manufacturing operations focus on highly engineered components which require extensive engineering and research and development time. Our competitive advantage may be adversely impacted if we cannot continue to introduce new products ahead of our competition, or if our products are rendered obsolete by other products or by new, different technologies and processes. The success of our new products will depend on a number of factors, including innovation, customer acceptance, the efficiency of our suppliers in providing materials and component parts, and the performance and quality of our products relative to those of our competitors. We cannot predict the level of market acceptance or the amount of market share our new products will achieve. Additionally, we may face increased or unexpected costs associated with new product introduction, including the use of additional resources such as personnel and capital. We cannot assure that we will not experience new product introduction delays in the future.

RISKS RELATED TO RESTRUCTURING, ACQUISITIONS, JOINT VENTURES AND DIVESTITURES

Our restructuring actions could have long-term adverse effects on our business. From time to time, we have implemented restructuring activities across our businesses to adjust our cost structure, and we may engage in similar restructuring activities in the future. We may not achieve expected cost savings from workforce reductions or restructuring activities and actual charges, costs and adjustments due to these actions may vary materially from our estimates. Our ability to realize anticipated cost savings, synergies and revenue enhancements may be affected by a number of factors, including the following: our ability to effectively eliminate duplicative back office overhead and overlapping sales personnel, rationalize manufacturing capacity, synchronize information technology systems, consolidate warehousing and other facilities and shift production to more economical facilities; significant cash and non-cash integration and implementation costs or charges in order to achieve those cost savings, which could offset any such savings and other synergies resulting from our acquisitions or divestitures; and our ability to avoid labor disruption in connection with these activities. In addition, delays in implementing planned restructuring activities or other productivity improvements may diminish the expected operational or financial benefits. See Note 8 of the Consolidated Financial Statements.

Our acquisition and other strategic initiatives may not be successful. We have made a number of acquisitions in the past, including most recently the acquisitions of the Gammaflux and FOBOHA businesses, and we anticipate that we may, from time to time, acquire additional businesses, assets or securities of companies, and enter into joint ventures and other strategic relationships that we believe would provide a strategic fit with our businesses. These activities expose the Company to a number of risks and uncertainties, the occurrence of any of which could materially adversely affect our business, cash flows, financial condition and results of operations. A portion of the industries that we serve are mature industries. As a result, our future growth may depend in part on the successful acquisition and integration of acquired businesses into our existing operations. We may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms, obtain regulatory approvals or otherwise complete acquisitions in the future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Number of Facilities - Owned

Location	Industrial	Aerospace	Other	Total

Manufacturing:
North America	6	5	0	11
Europe	9	0	0	9
Asia	1	0	0	1
Central and Latin America	2	0	0	2
	18	5	0	23
Non-Manufacturing:
North America	0	0	1*	1
Europe	2	0	0	2
	2	0	1	3

* The Company's Corporate office

Number of Facilities - Leased

Location	Industrial	Aerospace	Other	Total

Manufacturing:
North America	3	2	0	5
Europe	2	0	0	2
Asia	5	5	0	10
	10	7	0	17
Non-Manufacturing:
North America	8	2	1**	11
Europe	13	1	0	14
Asia	20	0	0	20
Central and Latin America	3	0	0	3
	44	3	1	48

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

	2017
	Low	High	Dividends
Quarter ended March 31	$45.47	$51.97	$0.13
Quarter ended June 30	49.31	60.74	0.14
Quarter ended September 30	57.70	70.84	0.14
Quarter ended December 31	61.06	72.87	0.14

	2016
	Low	High	Dividends
Quarter ended March 31	$30.07	$35.81	$0.12
Quarter ended June 30	31.13	37.75	0.13
Quarter ended September 30	32.55	41.86	0.13
Quarter ended December 31	37.88	49.90	0.13

Stockholders

As of February 13, 2018, there were approximately 3,088 holders of record of the Company’s common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals or entities are registered in the name of a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are approximately 29,596 beneficial owners of its common stock.

Dividends

Payment of future dividends will depend upon the Company’s financial condition, results of operations and other factors deemed relevant by the Company’s Board of Directors, as well as any limitations resulting from financial covenants under the Company’s credit facilities or debt indentures. See the table above for dividend information for 2017 and 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding Securities Authorized for Issuance Under Equity Compensation Plans, see Part III, Item 12 of this Annual Report.

Performance Graph

A stock performance graph based on cumulative total returns (price change plus reinvested dividends) for $100 invested the Company on December 31, 2012 is set forth below.

$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
2012
2013
2014
2015
2016
2017
172.90
169.10
163.68
222.26
299.35
141.29
149.40
146.40
185.09
209.41
138.81
145.59
139.18
168.75
193.42
BGI
S&P 600
Russell 2000

	2012	2013	2014	2015	2016	2017
BGI	$100.00	$172.90	$169.10	$163.68	$222.26	$299.35
S&P 600	$100.00	$141.29	$149.40	$146.40	$185.09	$209.41
Russell 2000	$100.00	$138.81	$145.59	$139.18	$168.75	$193.42

The performance graph includes the S&P 600 Small Cap Index and the Russell 2000 Index, both of which include the Company.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
October 1-31, 2017	304		$70.75	—	4,042,006
November 1-30, 2017	106,471		$64.88	106,100	3,935,906
December 1-31, 2017	171,646		$64.61	164,000	3,771,906
Total	278,421	(1)	$64.72	270,100

(1)
Other than 270,100 shares purchased in the fourth quarter of 2017, which were purchased as part of the Company's 2011 Program (defined below), all acquisitions of equity securities during the fourth quarter of 2017 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

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

Item 6. Selected Financial Data

	2017 (5)(6)	2016 (7)	2015 (8)	2014	2013 (9)(10)
Per common share (1)
Income from continuing operations
Basic	$1.10	$2.50	$2.21	$2.20	$1.34
Diluted	1.09	2.48	2.19	2.16	1.31
Net income
Basic	1.10	2.50	2.21	2.16	5.02
Diluted	1.09	2.48	2.19	2.12	4.92
Dividends declared and paid	0.55	0.51	0.48	0.45	0.42
Stockholders’ equity (at year-end)	23.61	21.72	20.94	20.40	21.17
Stock price (at year-end)	63.27	47.42	35.39	37.01	38.31
For the year (in thousands)
Net sales	$1,436,499	$1,230,754	$1,193,975	$1,262,006	$1,091,566
Operating income	210,278	192,178	168,396	179,974	123,201
As a percent of net sales	14.6%	15.6%	14.1%	14.3%	11.3%
Income from continuing operations	$59,415	$135,601	$121,380	$120,541	$72,321
As a percent of net sales	4.1%	11.0%	10.2%	9.6%	6.6%
Net income	$59,415	$135,601	$121,380	$118,370	$270,527
As a percent of net sales	4.1%	11.0%	10.2%	9.4%	24.8%
As a percent of average stockholders’ equity (2)	4.7%	11.6%	10.7%	10.3%	28.3%
Depreciation and amortization	$90,150	$80,154	$78,242	$81,395	$65,052
Capital expenditures	58,712	47,577	45,982	57,365	57,304
Weighted average common shares outstanding – basic	54,073	54,191	55,028	54,791	53,860
Weighted average common shares outstanding – diluted	54,605	54,631	55,513	55,723	54,973
Year-end financial position (in thousands)
Working capital	$452,960	$306,609	$359,038	$323,306	$276,878
Goodwill	690,223	633,436	587,992	594,949	649,697
Other intangible assets, net	507,042	522,258	528,322	554,694	534,293
Property, plant and equipment, net	359,298	334,489	308,856	299,435	302,558
Total assets	2,365,716	2,137,539	2,061,866	2,073,885	2,123,673
Long-term debt and notes payable	532,596	500,954	509,906	504,734	547,424
Stockholders’ equity	1,260,321	1,168,358	1,127,753	1,111,793	1,141,414
Debt as a percent of total capitalization (3)	29.7%	30.0%	31.1%	31.2%	32.4%
Statistics
Employees at year-end (4)	5,375	5,036	4,735	4,515	4,331

(1)
Income from continuing operations and net income per common share are based on the weighted average common shares outstanding during each year. Stockholders’ equity per common share is calculated based on actual common shares outstanding at the end of each year.

(2)	Average stockholders' equity is calculated based on the month-end stockholders equity balances between December 31, 2016 and December 31, 2017 (13-month average).

(3)	Debt includes all interest-bearing debt and total capitalization includes interest-bearing debt and stockholders’ equity.

(4)	The number of employees at each year-end includes employees of continuing operations and excludes prior employees of discontinued operations.

(5)
During 2017, the Company completed the acquisition of the assets of the Gammaflux business. The results of Gammaflux, from the acquisition on April 3, 2017, have been included within the Company's Consolidated Financial Statements for the period ended December 31, 2017.

(6)
During 2017, the Company recorded the effects of the U.S. Tax Reform, resulting in tax expense of $96.7 million, or $1.79 per basic share ($1.77 per diluted share). See Note 13 of the Consolidated Financial Statements.

(7)
During 2016, the Company completed the acquisition of FOBOHA. The results of FOBOHA, from the acquisition on August 31, 2016, have been included within the Company's Consolidated Financial Statements for the period ended December 31, 2016.

(8)
During 2015, the Company completed the acquisitions of Thermoplay and Priamus. The results of Thermoplay and Priamus, from their acquisitions on August 7, 2015 and October 1, 2015, respectively, have been included within the Company's Consolidated Financial Statements for the period ended December 31, 2015.

(9)
During 2013, the Company completed the acquisition of the Männer Business. The results of the Männer Business, from the acquisition on October 31, 2013, have been included within the Company's Consolidated Financial Statements for the period ended December 31, 2013.

(10)
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

OVERVIEW

2017 Highlights

Barnes Group Inc. (the "Company") achieved sales of $1,436.5 million in 2017, an increase of $205.7 million, or 16.7%, from 2016. Within Industrial, the acquisitions of FOBOHA in August 2016 and Gammaflux in April 2017 provided incremental sales of $47.2 million and $9.1 million, respectively, during the 2017 period. Organic sales (net sales excluding both foreign currency and acquisition impacts) increased by $137.1 million, or 11.1%, with increases of 9.8% and 13.8% within the Industrial and Aerospace segments, respectively. Sales in the Industrial segment were impacted by changes in foreign currency which increased sales by approximately $12.4 million as the U.S. dollar weakened against foreign currencies.

Operating income increased 9.4% from $192.2 million in 2016 to $210.3 million in 2017 and operating margin decreased from 15.6% in 2016 to 14.6% in 2017. Operating income was impacted by increased leverage of organic sales growth in both segments, partially offset by lower productivity, resulting primarily from increased costs incurred on certain programs at Industrial.

The Company focused on profitable sales growth both organically and through acquisition, in addition to productivity improvements, as key strategic objectives in 2017. Management continued its focus on cash flow and working capital management in 2017 and generated $203.9 million in cash flow from operations.

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

The Company has completed a number of acquisitions in the past few years. In the second quarter of 2017, the Company completed its acquisition of the assets of the privately held Gammaflux L.P. business ("Gammaflux"), a leading supplier of hot runner temperature and sequential valve gate control systems to the plastics industry. Gammaflux, which is headquartered in Sterling, Virginia and has offices in Illinois and Germany, provides temperature control solutions for injection molding, extrusion, blow molding, thermoforming, and other applications. Its end markets include packaging, electronics, automotive, household products, medical, and tool building. The Company acquired the assets of Gammaflux for an aggregate purchase price of $8.9 million, which was financed using cash on hand and borrowings under the Company's revolving credit facility. The purchase price includes adjustments under the terms of the Asset Purchase Agreement. In connection with the acquisition, the Company recorded $1.5 million of goodwill and $3.7 million of intangible assets. See Notes 2 and 5 to the Consolidated Financial Statements.

In the third quarter of 2016, the Company, through three of its subsidiaries (collectively, the “Purchaser”), completed its acquisition of the molds business of Adval Tech Holding AG and Adval Tech Holdings (Asia) Pte. Ltd. ("FOBOHA"). FOBOHA is headquartered in Haslach, Germany and currently operates out of two manufacturing facilities located in Germany and China. At the time of acquisition, FOBOHA also operated out of a manufacturing facility located in Switzerland; however, this location was consolidated and closed during 2017. See Note 8 to the Consolidated Financial Statements. FOBOHA specializes in the development and manufacture of complex plastic injection molds for packaging, medical, consumer and automotive applications. The Company acquired FOBOHA for an aggregate cash purchase price of CHF 137.9 million ($140.2 million) which was financed using cash on hand and borrowings under the Company's revolving credit facility. The purchase price includes adjustments under the terms of the FOBOHA Share Purchase Agreement, including approximately CHF 11.3 million ($11.5 million) related to cash acquired. In connection with the acquisition, the Company recorded $39.8 million of intangible assets and $75.6 million of goodwill. See Notes 2 and 5 to the Consolidated Financial Statements.

In the fourth quarter of 2015, the Company, itself and through two of its subsidiaries, completed the acquisition of privately held Priamus System Technologies AG and two of its subsidiaries (collectively, "Priamus") from Growth Finance AG. Priamus is headquartered in Schaffhausen, Switzerland and has direct sales and service offices in the U.S. and Germany. Priamus is a technology leader in the development of advanced process control systems for the plastic injection molding industry and services many of the world's highest quality plastic injection molders in the medical, automotive, consumer goods, electronics and packaging markets. Priamus has been integrated into our Industrial segment. The Company acquired Priamus for an aggregate cash purchase price of CHF 9.9 million ($10.1 million) which was financed using cash on hand and borrowings under the Company's revolving credit facility. The purchase price includes adjustments under the terms of the Share Purchase Agreement, including CHF 1.6 million ($1.6 million) related to cash acquired. See Note 2 of the Consolidated Financial Statements.

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

Management Objectives

Management is focused on continuing the Company's transformation by executing on its profitable growth strategy comprised of the following elements:

•	Build a world-class Company focused on high margin, high growth businesses

•	Leverage the Barnes Enterprise System ("BES") as a significant competitive advantage

•	Expand and protect our core intellectual property to deliver differentiated solutions

•	Effectively allocate capital to drive top quartile total shareholder returns.

The successful execution of this strategy requires making value enhancing investments in organic growth (new products, processes, systems, services, markets and customers) and strategic acquisitions. Management remains focused on a deeper deployment of BES across the Company to advance Commercial Excellence, Operational Excellence and Financial Excellence. In addition, we remain focused on optimizing two key strategic enablers that will strengthen our competitive position:

•	Cultivate a culture of innovation and build upon intellectual property to drive growth

•	Enhance our talent management system to recruit, develop and retain an engaged and empowered workforce.

The combined benefits from growth investment and execution of the strategic enablers is expected to generate long-term value for the Company's shareholders, customers and employees.

Our Business

The Company consists of two operating segments: Industrial and Aerospace.

Key Performance Indicators

Management evaluates the performance of its reportable segments based on the sales, operating profit, operating margins and cash generation of the respective businesses, which includes net sales, cost of sales, selling and administrative expenses and certain components of other income and other expenses, as well as the allocation of corporate overhead expenses. Each segment has standard key performance indicators (“KPIs”), a number of which are focused on customer metrics (on-time-delivery and quality), internal effectiveness and productivity/efficiency metrics (sales effectiveness, global sourcing, operational excellence, functional excellence, cost of quality, and days working capital), employee safety-related metrics (total recordable incident rate and lost time incident rate), and specific KPIs on profitable growth.

Key Industry Data

In both segments, management tracks a variety of economic and industry data as indicators of the health of a particular sector.

At Industrial, key data for the manufacturing operations include the Institute for Supply Management’s manufacturing
PMI Composite Index (and similar indices for European and Asian-based businesses); the Federal Reserve’s Industrial
Production Index ("the IPI"); IHS-Markit worldwide forecasts for light vehicle production, as well as new model introductions and existing model refreshes; North American medium and heavy duty vehicle production; IC Interconnection Consulting Hotrunners Worldwide Report for Auto, Medical, Personal Care and Packaging industries; and global GDP growth forecasts.

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

RESULTS OF OPERATIONS

Sales

($ in millions)	2017	2016	$ Change	% Change	2015
Industrial	$973.9	$824.2	$149.7	18.2%	$782.3
Aerospace	462.6	406.5	56.1	13.8%	411.7
Total	$1,436.5	$1,230.8	$205.7	16.7%	$1,194.0

2017 vs. 2016:

The Company reported net sales of $1,436.5 million in 2017, an increase of $205.7 million, or 16.7%, from 2016. Acquired businesses contributed incremental sales of $56.3 million during the 2017 period. Organic sales within Industrial increased by $81.0 million, or 9.8% during 2017, driven primarily by continued strength in our Nitrogen Gas Products and Molding Solutions business units. Aerospace recorded sales of $462.6 million in 2017, a $56.1 million, or 13.8% increase from 2016 as newer, more technologically advanced engine platforms increased volumes at the original equipment manufacturing business within Aerospace. Sales within the aftermarket businesses also improved throughout 2017. The impact of foreign currency translation increased sales within Industrial by approximately $12.4 million as the U.S. dollar weakened against foreign currencies. Sales within Aerospace were not impacted by changes in foreign currency as these are largely denominated in U.S. dollars. The Company’s international sales increased 19.8% year-over-year, while domestic sales increased 13.0%, largely a result of Aerospace sales being primarily U.S. based. Excluding the impact of foreign currency translation on sales, however, the Company's international sales in 2017 increased 18.0%, inclusive of sales through acquisition, from 2016.

2016 vs. 2015:

The Company reported net sales of $1,230.8 million in 2016, an increase of $36.8 million, or 3.1%, from 2015. Acquired businesses contributed incremental sales of $47.4 million during the 2016 period. Organic sales within Industrial increased by $4.1 million, or 0.5%, during 2016, primarily due to strength in our Molding Solutions businesses, slightly offset by continued softness in North American general industrial end-markets. Aerospace recorded sales of $406.5 million in 2016, a $5.2 million, or 1.3% decrease from 2015. Lower sales within the OEM and spare parts businesses were partially offset by increased sales within the MRO business. The impact of foreign currency translation decreased sales within Industrial by approximately $9.6 million as the U.S. dollar strengthened against foreign currencies. Sales within Aerospace were not impacted by changes in foreign currency as these are largely denominated in U.S. dollars. The Company’s international sales increased 10.4% year-over-year, while domestic sales decreased 4.7%, largely a result of Aerospace sales being primarily U.S.-based. Excluding the impact of foreign currency translation on sales, however, the Company's international sales in 2016 increased 12.0%, inclusive of sales through acquisition, from 2015.

Expenses and Operating Income

($ in millions)	2017	2016	$ Change	% Change	2015
Cost of sales	$939.3	$790.3	$149.0	18.9%	$782.8
% sales	65.4%	64.2%			65.6%
Gross profit (1)	$497.2	$440.5	$56.8	12.9%	$411.2
% sales	34.6%	35.8%			34.4%
Selling and administrative expenses	$286.9	$248.3	$38.7	15.6%	$242.8
% sales	20.0%	20.2%			20.3%
Operating income	$210.3	$192.2	$18.1	9.4%	$168.4
% sales	14.6%	15.6%			14.1%

(1)	Sales less cost of sales

2017 vs. 2016:

Cost of sales in 2017 increased 18.9% from 2016, while gross profit margin decreased from 35.8% in 2016 to 34.6% in 2017. Gross margins improved at Aerospace and declined at Industrial. Gross profit improved within both segments, driven primarily by organic growth within each of the business units. At Industrial, gross margins decreased during 2017 as a result of lower productivity, primarily a result of additional costs incurred on certain programs at Engineered Components. Incremental costs include expedited freight, increased scrap and costs related to the transfer of work to other facilities. A lower margin contribution on acquisition sales also had an impact on the overall lower gross margins at Industrial. Gross profit at Industrial increased, however, driven by the profit impact of organic growth within our Molding Solutions and Nitrogen Gas Products business units, and a pre-tax net benefit of $0.3 million resulting from the second quarter 2017 restructuring actions taken within Industrial, partially offset by the additional costs at Engineered Components discussed above. Gross profits during both the 2017 and 2016 periods were negatively impacted by $2.3 million of short-term purchase accounting adjustments related to the acquisition of FOBOHA. Within Aerospace, improvement in gross profit relates primarily to organic growth within each of the businesses, combined with favorable productivity, partially offset by scheduled price deflation and the absence of the $1.4 million gain related to the contract termination arbitration award in 2016. Increased volumes in the maintenance repair and overhaul and spare parts businesses, in particular, contributed to the gross margin improvement during 2017. Selling and administrative expenses in 2017 increased 15.6% from the 2016 period, due primarily to corresponding increases in sales volumes, incentive compensation, the amortization of intangible assets related to the acquisition of FOBOHA and a pre-tax charge of $0.3 million resulting from the second quarter 2017 restructuring actions taken within Industrial, partially offset by the absence of $3.0 million of costs related to a customer termination dispute and a $1.2 million reduction in transaction costs related to the acquisition of FOBOHA in 2016. As a percentage of sales, selling and administrative costs slightly decreased from 20.2% in the 2016 period to 20.0% in the 2017 period. Operating income in 2017 increased 9.4% to $210.3 million from the 2016 period and operating income margin decreased from 15.6% to 14.6%.

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

Interest expense

2017 vs. 2016:

Interest expense in 2017 increased $2.7 million to $14.6 million from 2016, primarily as a result of higher average interest rates.

2016 vs. 2015:

Interest expense in 2016 increased $1.2 million to $11.9 million from 2015, primarily as a result of higher average interest rates.

Other expense (income), net

2017 vs. 2016:

Other expense (income), net in 2017 was $0.0 million compared to $(2.3) million in 2016. Foreign currency gains of $0.8 million in the 2017 period compared with gains of $1.9 million in the 2016 period. Interest income of $0.8 million in 2017 compared with interest income of $2.3 million during 2016, with the decrease being primarily attributed to the $1.4 million of interest income that resulted from the Triumph arbitration in 2016. See "Part I - Legal Proceedings".

2016 vs. 2015:

Other expense (income), net in 2016 was $(2.3) million compared to $(0.2) million in 2015. Foreign currency gains of $1.9 million in the 2016 period compared with gains of $0.5 million in the 2015 period. Interest income of $2.3 million in 2016 compared with interest income of $1.0 million during 2015, with the increase being primarily attributed to the $1.4 million of interest income resulting from the Triumph arbitration award. See "Part I - Legal Proceedings".

Income Taxes

U.S. Tax Reform

On December 22, 2017 the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The Act makes broad and complex changes to the U.S. Tax Code that affect 2017 and include, but are not limited to, requiring a one-time Transition Tax on certain unrepatriated earnings of foreign subsidiaries of the Company, which is payable over eight years, and exempting foreign dividends paid to the U.S. during the year from taxation if such earnings are included within the Transition Tax.

The Act also establishes new law that will affect 2018 and beyond and includes, but is not limited to, (1) a reduction of the U.S. Corporate income tax rate from 35% to 21%; (2) general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (3) a new limitation on the deduction of interest expense; (4) repeal of the domestic production activity deduction; (5) additional limitations on deduction of compensation for certain executives; (6) a new provision designed to tax global intangible low-taxed income (“GILTI”) which allows for the possibility of utilizing foreign tax credits (“FTCs”) and a deduction up to 50% to offset the income tax liability (subject to certain limitations); (7) the introduction of the base erosion anti-abuse tax which represents a new minimum tax; (8) limitations on utilization of FTCs to reduce U.S. income tax liability; and (9) limitations on net operating losses (“NOLS”) generated after December 31, 2017 to 80% of taxable income.

The SEC issued Staff Accounting Bulletin 118 ("SAB 118") in January 2018, which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period in which to finalize the accounting under Accounting Standards Codification 740, Income Taxes ("ASC 740"). This measurement period should not extend beyond one year from the Act enactment date. In accordance with SAB 118, we are required to reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that our accounting for certain income tax effects of the Act is incomplete but we are capable of reasonably estimating the effects, we must record a provisional amount in the Consolidated Financial Statements based on this estimate. To the extent we could not reasonably estimate the provisional impacts of the Act, we are required to apply ASC 740 on the basis of tax law in place immediately prior to the enactment of the Act.

As part of our analysis of the impact of the Act, we have recorded discrete tax expense of $99.2 million in the three-month period ended December 31, 2017. This amount primarily consists of net expense related to the deemed repatriation Transition Tax of $86.7 million, combined with the impacts of reduced corporate income tax rates on our deferred tax assets of $4.2 million, state taxation on the earnings reported under the Transition Tax of $1.4 million and foreign income and withholding taxes of $6.9 million related to the repatriation of certain foreign earnings. For reasons discussed further below, we have not completed our accounting for the income tax effects for certain sections of the Act. The amounts recorded are therefore provisional as we were capable of reasonably estimating the effects of certain sections of the Act. The provisional adjustments are as follows:

•
Deemed Repatriation Transition Tax: The Act taxes certain unrepatriated earnings and profits (“E&P”) of our foreign subsidiaries. In order to calculate the Transition Tax we must determine, along with other information, the amount of our accumulated post 1986 E&P for our foreign subsidiaries, as well as the non-U.S. income tax paid by those subsidiaries on such E&P. We are capable of reasonably estimating the Transition Tax and recorded a provisional Transition Tax liability of $86.7 million. However, we continue to gather additional information which may adjust the computed Transition Tax. Further, certain provisions of the Act are ambiguous as to the details of the computation of the Transition tax requiring us to await further guidance from the U.S. Treasury Department and the Internal Revenue Service.

•
Reduction of U.S. Federal Corporate tax rate: The Act reduced the U.S. Corporate income tax rate from 35% to 21%, effective January 1, 2018. Our U.S. companies remain in a net deferred tax asset position, and, as a result of the Corporate rate reduction, we have reduced our deferred tax assets by $4.2 million, with a corresponding adjustment to net deferred tax expense for the year ended December 31, 2017. While we were able to make a reasonable estimate on the impact of the reduction in the Corporate income tax rate, it may be affected by other analysis related to the Act, such as the calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary difference.

•
State Taxation of unrepatriated earnings and profits: As a result of the Transition Tax, the Company will record income as if the earnings had been repatriated. This income may be subject to additional taxation at the state level. We were able to reasonably estimate the state taxation of these earnings and recorded a provisional expense of $1.4 million. While we were able to reasonably estimate the impact of state taxation on the deemed repatriation of deferred foreign income, it may be affected by changes of the computation resulting from the gathering of additional information as well as future guidance provided by the state tax authorities.

•
Indefinite Reinvestment Assertion: Under accounting standards (ASC 740) a deferred tax liability is not recorded for the excess of the tax basis over the financial reporting (book) basis of an investment in a foreign subsidiary if the indefinite reinvestment criteria is met. On December 31, 2017, the Company’s unremitted foreign earnings were $1,228.2 million. Pursuant to SAB 118, if an entity has completed all or portions of its assessment and has made a decision to repatriate and has the ability to reasonably estimate the effects of that assessment, that entity should record a provisional expense and disclose the status of its efforts. The Company is continuing to evaluate its indefinite reinvestment assertion, but expects to repatriate certain earnings that would be subject to withholding and foreign income tax. For amounts currently expected to be repatriated, the Company recorded a provisional expense of $6.9 million. These amounts are provisional in nature given the uncertainty related to the taxation of the distributions under the Act and the finalization of the Company’s analysis on its indefinite reinvestment assertion.

•
Valuation Allowances: The Company must assess whether its valuation allowance analysis is affected by various components of the Act, including the deemed mandatory repatriation of foreign income for the Transition Tax, future GILTI inclusions and changes to the NOL and FTC rules. Since, as discussed within this section, the Company has recorded provisional amounts related to certain portions of the Act, any corresponding determination of the need for or change in a valuation allowance would also be provisional.

The Act created a new requirement, effective for 2018, that certain income (i.e. GILTI) earned by Controlled Foreign Corporations (“CFCs”) must be included currently in the gross income of the Company. GILTI represents the excess of the shareholders “net CFC tested income” over the net deemed tangible income return which is defined in the Act as the excess of (1) 10 percent of the aggregate of the U.S. shareholders' pro rata share of the qualified business assets of each CFC over (2) the amount of certain interest expense taken into account in the determination of the net CFC tested income.
Given the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into our measurement of its deferred taxes (the “deferred method’). Our selection of an accounting method with respect to the new GILTI provisions will depend on our analysis of our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact of those inclusions will be. The determination of potential future U.S. inclusions in taxable income related to GILTI depends on our current structure and estimated future results of our foreign subsidiaries, as well as our intent and ability to modify our structure. Due to this uncertainty, we are unable to currently estimate the effect of the GILTI provisions within the Act and its impact on our future financial statements. Therefore, we have not made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.
2017 vs. 2016:
The Company’s effective tax rate was 69.6% in 2017 compared with 25.7% in 2016. The increase in the 2017 effective tax rate is primarily due to taxes recorded as a result of U.S. Tax Reform. Excluding the impact of $99.2 million of discrete tax expense related to the Act, partially offset by a benefit of $2.5 million on the current year repatriation, the effective tax rate would have been 20.2% in 2017. The comparable decrease in the effective tax rate, excluding the impacts of the Act, are primarily due to the adjustment of the Swiss valuation reserves, the settlement of tax audits and closure of tax years for various tax jurisdictions and the change in the mix of earnings attributable to higher-taxing jurisdictions, partially offset by the expiration of certain tax holidays. During 2017, the Company repatriated a dividend from a portion of the current year foreign earnings to the U.S. in the amount of $7.3 million, compared to $8.3 million in 2016. Pursuant to the Act, this current year dividend is not taxable in the U.S.

In 2018, the Company expects the effective tax rate to be between 25% and 26%, an increase from the 20.2% in 2017, primarily due to the absence of the current year excess tax benefit on stock awards, the settlements of tax audits and the adjustment of the Swiss valuation reserves, combined with the expiration of certain foreign tax holidays, partially offset by the reduction of the U.S. tax rate. As discussed above, we are currently evaluating the potential impact of the GILTI provisions, therefore adjustments have not been made in estimating our effective tax rate in 2018. We have made provisional entries related to certain provisions within the Act, including the Transition Tax, the state impact on the earnings reported as required by the Transition Tax, and the change in tax rates impact on the U.S deferred tax asset balance. Changes resulting from our ongoing evaluation may further impact our expected tax rate in 2018.

2016 vs. 2015:

The Company’s effective tax rate from continuing operations was 25.7% in 2016 compared with 23.2% in 2015. The increase in the 2016 effective tax rate from continuing operations is primarily due to the expiration of certain tax holidays, the absence of the 2015 refund of withholding taxes and the change in the mix of earnings attributable to higher-taxing jurisdictions, partially offset by lower repatriation of a portion of current year foreign earnings to the U.S and the excess tax benefit on stock awards, reflecting the amended guidance related to share-based payments made to employees. See Note 12 of the Consolidated Financial Statements. During 2016, the Company repatriated a dividend from a portion of the current year foreign earnings to the U.S. in the amount of $8.3 million compared to $19.5 million in 2015. The decrease in the dividend decreased tax expense by $3.9 million and decreased the annual effective tax rate by 2.2 percentage points compared to 2015.

See Note 13 of the Consolidated Financial Statements for a reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate.

Income and Income Per Share

(in millions, except per share)	2017	2016	Change	% Change	2015
Net income	$59.4	$135.6	$(76.2)	(56.2)%	$121.4
Net income per common share:
Basic	$1.10	$2.50	$(1.40)	(56.0)%	$2.21
Diluted	$1.09	$2.48	$(1.39)	(56.0)%	$2.19
Weighted average common shares outstanding:
Basic	54.1	54.2	(0.1)	(0.2)%	55.0
Diluted	54.6	54.6	—	—%	55.5

Basic and diluted net income per common share decreased for 2017 as compared to 2016, consistent with the change in net income year over year. Basic weighted average common shares outstanding decreased slightly while diluted weighted average common shares outstanding were flat. Share repurchases of 550,994 and 677,100 shares during 2016 and 2017, respectively, as part of the Company's repurchase program were largely offset by the issuance of shares for employee stock plans.

Financial Performance by Business Segment

Industrial

($ in millions)	2017	2016	$ Change	% Change	2015
Sales	$973.9	$824.2	$149.7	18.2%	$782.3
Operating profit	127.1	129.7	(2.6)	(2.0)%	103.0
Operating margin	13.0%	15.7%			13.2%

2017 vs. 2016:

Sales at Industrial were $973.9 million in 2017, an increase of $149.7 million, or 18.2%, from 2016. Acquired businesses contributed incremental sales of $56.3 million during the 2017 period. Organic sales increased by $81.0 million, or 9.8%, during 2017, driven primarily by continued strength in our Nitrogen Gas Products and Molding Solutions business units. A continuation of favorable demand trends in our tool and die, transportation and other industrial end-markets have largely contributed to the organic growth within these business units. The impact of foreign currency translation increased sales by approximately $12.4 million as the U.S. dollar weakened against foreign currencies.

Operating profit in 2017 at Industrial was $127.1 million, a decrease of 2.0% from 2016. The decrease was driven by lower productivity, primarily driven by the increased costs incurred on certain programs within Engineered Components. Incremental costs include expedited freight, increased scrap and costs related to the transfer of work to other facilities. Employee related costs also increased during the 2017 period, primarily due to incentive compensation at certain Industrial businesses. Industrial's ability to leverage increased sales volumes partially offset this decrease in operating profit. The 2016 period included $3.5 million of short-term purchase accounting adjustments and transaction costs related to business acquisitions, whereas the 2017 period included $2.3 million of short-term purchase accounting adjustments. Operating margins decreased from 15.7% in the 2016 period to 13.0% in the 2017 period primarily as a result of these items. Lower margins at FOBOHA also impacted the 2017 period.

Outlook:

In Industrial, management is focused on generating organic sales growth through the introduction of new products and services and by leveraging the benefits of the diversified products and industrial end-markets in which its businesses have a global presence. Our ability to generate sales growth is subject to economic conditions in the global markets served by all of our businesses. For general industrial end-markets, manufacturing Purchasing Managers Indices ("PMIs") above 50 in China, North America and Europe are positive signs. Growth in PMI's continued throughout the fourth quarter of 2017. Within China, we have seen a strengthening in orders that began during the middle of 2016 and that has continued through the fourth quarter of 2017, indicating strength within the transportation markets. Global forecasted production for light vehicles is expected to grow nominally in 2018, with production expected to improve modestly within the North American market. Within our Molding Solutions businesses, global markets remain healthy. The Molding Solutions businesses exited 2017 with improved growth, and we anticipate favorable demand trends to continue within the automotive, medical, personal care and packaging hot runner and mold markets in 2018. As noted above, our sales were positively impacted by $12.4 million from fluctuations in foreign currencies. To the extent that the U.S. dollar fluctuates relative to other foreign currencies, our sales may continue to be impacted by foreign currency relative to the prior year periods. The relative impact on operating profit is not expected to be as significant as the impact on sales as most of our businesses have expenses primarily denominated in local currencies, where their revenues reside, however operating margins may be impacted. The Company also remains focused on sales growth through acquisition and expanding geographic reach. Strategic investments in new technologies, manufacturing processes and product development are expected to provide incremental benefits over the long term.

Operating profit is largely dependent on sales volumes, mix of the businesses in the segment and the Company's ability to effectively perform. Management continues to focus on improving profitability and expanding margins through leveraging organic sales growth, acquisitions, pricing initiatives, global sourcing, productivity and the evaluation of customer programs.

Management does not anticipate increased costs incurred on certain programs within Engineered Components to be as impactful in 2018, with these business challenges being primarily resolved in the first half of 2018. We continue to evaluate market conditions and remain proactive in managing costs. Costs associated with new product and process introductions, restructuring initiatives, strategic investments and the integration of acquisitions may negatively impact operating profit.

2016 vs. 2015:

Sales at Industrial were $824.2 million in 2016, an increase of $41.9 million, or 5.4%, from 2015. Acquired businesses contributed incremental sales of $47.4 million during the 2016 period. Organic sales increased by $4.1 million, or $0.5%, during 2016, driven primarily by strength in our Molding Solutions businesses, slightly offset by continued softness in North American general industrial end-markets. The impact of foreign currency translation decreased sales by approximately $9.6 million as the U.S. dollar strengthened against foreign currencies.

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

Aerospace

($ in millions)	2017	2016	$ Change	% Change	2015
Sales	$462.6	$406.5	$56.1	13.8%	$411.7
Operating profit	83.2	62.5	20.7	33.2%	65.4
Operating margin	18.0%	15.4%			15.9%

2017 vs. 2016:

Aerospace recorded sales of $462.6 million in 2017, a 13.8% increase from 2016. Sales increased within all of the Aerospace businesses. The original equipment manufacturing ("OEM") business continued to transition from the manufacture of components on legacy engine platforms to newer, more technologically advanced platforms. Increased volume generated by ramping programs was partially offset by lower volumes and scheduled price deflation on more mature engine platforms. Sales within the aftermarket maintenance repair and overhaul ("MRO") business also increased during the 2017 period as the Company continued to obtain additional sales volume from new and existing customers, a trend that began during the second half of 2016. Volumes within the spare parts business also increased during the 2017 period. Sales were not impacted by changes in foreign currency as sales within the segment are largely denominated in U.S. dollars.

Operating profit at Aerospace increased 33.2% from 2016 to $83.2 million. The operating profit increase resulted from the increased volumes discussed above, coupled with favorable productivity, resulting from our ability to leverage production volumes, partially offset by scheduled price deflation and an increase in incentive compensation. Operating profit during the 2016 period included a $3.0 million charge related to the contract termination dispute and a $1.4 million benefit from the contract termination arbitration award.

Outlook:

Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the worldwide economy and are supported by its order backlog through participation in certain strategic commercial and military engine and airframe programs. Over the next several years, the Company expects sustained strength in demand for new engines, driven by a forecasted increase in commercial aircraft production levels. The Company anticipates further shifts in the production mix from legacy engine programs to the continual ramping of several new engine programs. Backlog at OEM was $713.8 million at December 31, 2017, an increase of 14.0% since December 31, 2016, at which time backlog was $626.3 million. The increase in 2017 orders primarily reflects an expanded time horizon on orders for certain engine programs and increased volumes. Approximately 50% of OEM backlog is expected to ship in the next 12 months. The Aerospace OEM business may be impacted by changes in the content levels on certain platforms, changes in customer sourcing decisions, adjustments to customer inventory levels, commodity availability and pricing, the use of alternate materials, changes in production schedules of specific engine and airframe programs, redesign of parts, quantity of parts per engine, cost schedules agreed to under contract with the engine manufacturers, as well as the pursuit and duration of new programs. Sales in the Aerospace aftermarket business may be impacted by fluctuations in end-market demand, early aircraft retirements, inventory management and changes in customer sourcing, deferred or limited maintenance activity during engine shop visits and the use of surplus (used) material during the engine repair and overhaul process. End markets are expected to grow based on the long term underlying fundamentals of the aerospace industry. Management continues to believe its Aerospace aftermarket business is competitively positioned based on well-established long-term customer relationships, including maintenance and repair contracts in the MRO business and long-term Revenue Sharing Programs ("RSPs") and Component Repair Programs ("CRPs"), expanded capabilities and current capacity levels. The MRO business may be potentially impacted by airlines that closely manage their aftermarket costs as engine performance and quality improves. Fluctuations in fuel costs and their impact on airline profitability and behaviors within the aerospace industry could also impact levels and frequency of aircraft maintenance and overhaul activities, and airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the economics associated with new fuel efficient technologies.

Management is focused on growing operating profit at Aerospace primarily through leveraging organic sales growth, strategic investments, new product and process introductions, and productivity. Operating profit is expected to be affected by the impact of changes in sales volume, mix and pricing, particularly as they relate to the highly profitable aftermarket RSP spare parts business, and investments made in each of its businesses. Costs associated with new product and process introductions, the physical transfer of work to other global regions, additional productivity initiatives and restructuring activities may also negatively impact operating profit.

2016 vs. 2015:

Aerospace recorded sales of $406.5 million in 2016, a 1.3% decrease from 2015. Lower sales within OEM and spare parts businesses were partially offset by increased sales within the MRO business. During the 2016 period, the segment continued to transition from the manufacture of components on legacy engine platforms to newer, more technologically advanced platforms. Lower volumes on the GE90 engine platform, as well as on other mature engine platforms, were partially offset by increased volume generated by newer programs within the OEM business. A decline in aftermarket spare parts was partially offset by a volume increase in the MRO business. Customer inventory management resulted in lower volumes within the spare parts business. Sales within the MRO business, although soft during the first half of the year, improved during the second half of 2016 as we obtained additional sales volume from existing customers. This business, however, continues to be impacted by airlines continuing to closely manage their aftermarket costs and as engine performance and quality has improved. Sales were not impacted by changes in foreign currency as sales within the segment are largely denominated in U.S. dollars.

Operating profit at Aerospace decreased 4.5% from 2015 to $62.5 million. The operating profit decrease was primarily due to pricing deflation, the profit impact of lower volumes within the highly profitable spare parts business and unfavorable productivity, primarily a result of the transition from legacy engine platforms to newer, more advanced programs. Operating profit included a $1.4 million benefit from a contract termination arbitration award. Charges related to the contract termination dispute approximated $3.0 million and $2.8 million during the 2016 and 2015 periods, respectively. Operating profit in 2015 also included a lump-sum pension settlement charge of $2.4 million that was allocated to the segment and $0.8 million in workforce reduction and restructuring charges.

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

The Company believes that it's ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow and working capital management, and anticipates that operating activities in 2018 will generate sufficient cash to fund operations. The Company closely monitors its cash generation, usage and preservation including the management of working capital to generate cash.

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

On October 15, 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, as purchasers, for the issuance of $100.0 million aggregate principal amount of 3.97% senior notes due October 17, 2024 (the “3.97% Senior Notes”). The Company completed funding of the transaction and issued the 3.97% Senior Notes on October 17, 2014. The 3.97% Senior Notes are senior unsecured obligations of the Company and pays interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Senior Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Senior Notes in an amount equal to 100% of the principal amount of the 3.97% Senior Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The Note Purchase Agreement contains customary affirmative and negative covenants that are similar to the covenants required under the Amended Credit Agreement, as discussed below. At December 31, 2017, the Company was in compliance with all covenants under the Note Purchase Agreement.

The Company's borrowing capacity remains limited by various debt covenants in the Amended Credit Agreement and the Note Purchase Agreement (the "Agreements"). The Agreements require the Company to maintain a ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times ("Senior Debt Ratio"), a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 3.75 times and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25, in each case at the end of each fiscal quarter; provided that the debt to EBITDA ratios are permitted to increase for a period of four fiscal quarters after the closing of certain permitted acquisitions. At December 31, 2017, the Company was in compliance with all covenants under the Agreements. The Company's most restrictive financial covenant is the Senior Debt Ratio which requires the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.25 times at December 31, 2017. The actual ratio at December 31, 2017 was 1.70 times.

In 2017, 2016 and 2015, the Company acquired 0.7 million shares, 0.6 million shares and 1.4 million shares of the Company's common stock, respectively, at a cost of $40.8 million, $20.5 million and $52.1 million, respectively.

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the Amended Credit Facility and currently expects that its bank syndicate, comprised of 14 banks, will continue to support its Amended Credit Agreement which matures in February 2022. At December 31, 2017, the Company had $428.5 million unused and available for borrowings under its $850.0 million Amended Credit Facility, subject to covenants. At December 31, 2017, additional borrowings of $642.8 million of Total Debt and $486.1 million of Senior Debt would have been allowed under the financial covenants. The Company intends to use borrowings under its Amended Credit Facility to support the Company's ongoing growth initiatives. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements.

The Company had $5.3 million in borrowings under short-term bank credit lines at December 31, 2017.

In 2012, the Company entered into five-year interest rate swap agreements (the "Swaps") transacted with three banks which together converted the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.03% plus the borrowing spread, for the purpose of mitigating its exposure to variable interest rates. The Swaps expired on April 28, 2017. The Company entered into a new interest rate swap agreement (the "Swap") that commenced on April 28, 2017, with one bank, and converts the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The Swap expires on January 31, 2022. At December 31, 2017, the Company's total borrowings were comprised of approximately 39% fixed rate debt and 61% variable rate debt. At December 31, 2016, the Company's total borrowings were comprised of approximately 41% fixed rate debt and 59% variable rate debt.

The funded status of the Company's pension plans is dependent upon many factors, including actual rates of return that impact the fair value of pension assets and changes in discount rates that impact projected benefit obligations. The unfunded status of the pension plans decreased from $77.0 million at December 31, 2016 to $43.7 million at December 31, 2017 as the increase in the fair value of the pension plan assets exceeded increase in the projected benefit obligations ("PBOs"), following an update of certain actuarial assumptions. The Company recorded a $10.7 million non-cash after-tax increase in stockholders equity (through other non-owner changes to equity) to record the current year adjustments for changes in the funded status of its pension and postretirement benefit plans as required under accounting for defined benefit and other postretirement plans. This increase in stockholders equity resulted primarily from favorable variances between expected and actual returns on pension plan assets and the amortization of actuarial losses recorded earlier, partially offset by changes in actuarial assumptions, primarily the decrease in the discount rate. In 2017, the Company made $10.0 million in discretionary contributions to the U.S. qualified pension plans. The Company expects to contribute approximately $4.6 million to its various defined benefit pension plans in 2018. No discretionary contributions to the U.S. Qualified pension plans are currently planned in 2018. See Note 11 of the Consolidated Financial Statements.

As noted above, the U.S. government enacted the Act on December 22, 2017, resulting in a provisional net expense of $86.7 million related to the Transition Tax. The Company intends to elect to pay the Transition Tax over the allowed eight year period. The installment payments for the Transition Tax are not expected to have a material impact on the liquidity or capital resources of the Company. The Company expects to make the payments through the use of available cash or borrowings under the Amended Credit Facility.

At December 31, 2017, the Company held $145.3 million in cash and cash equivalents, the majority of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions. The Act has changed the impact of U.S. taxation on foreign distributions. The Company is continuing its evaluation regarding the potential repatriation of overseas cash. Currently the Company expects to repatriate certain foreign earnings and has recorded a provisional tax expense of $6.9 million to account for the estimated withholding and income taxes on the potential repatriation, however no final decision has been made in regards to future potential distributions. The evaluation is dependent upon several variables, including foreign taxation of dividends and the impact of withholding tax. The Company repatriated $7.3 million of current year foreign earnings to the U.S. during 2017.

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

Cash Flow

($ in millions)	2017	2016	$ Change	% Change	2015
Operating activities	$203.9	$217.6	$(13.7)	(6.3)%	$217.5
Investing activities	(68.0)	(179.5)	111.5	62.1%	(115.5)
Financing activities	(63.8)	(53.3)	(10.4)	(19.6)%	(59.2)
Exchange rate effect	6.7	(2.3)	9.0	NM	(4.9)
Increase (decrease) in cash	$78.8	$(17.5)	$96.3	NM	$37.9
________________________
NM – Not meaningful

Operating activities provided $203.9 million in 2017 compared to $217.6 million in 2016. Operating cash flows in the 2017 period were positively impacted by improved operating results partially offset by an increase in cash used for working capital driven by an increase in accounts receivable, reflecting growth in revenue. Net income during the period was impacted by $96.7 million of tax expense related to the enactment of the Act, having no impact to cash outflows during the 2017 period. See Note 13 of the Consolidated Financial Statements. Cash flows in the 2017 and 2016 periods were impacted by outflows of $10.0 million and $15.0 million, respectively, related to discretionary contributions to the U.S. Qualified pension plans.

Investing activities used $68.0 million in 2017 and $179.5 million in 2016. In 2017, investing activities included capital expenditures of $58.7 million compared to $47.6 million in 2016. The Company expects capital spending in 2018 to approximate $60 million. Capital expenditures relate to both maintenance needs and support of growth initiatives, which include the purchase of equipment to support new products and services, and are expected to be funded primarily through cash flows from operations. Investing activities in 2017 also included outflows of $8.9 million used to fund the Gammaflux acquisition and $3.0 million related to an Aerospace agreement (which was included in Other Investing activities). In 2016, investing activities also included outflows of $127.1 million used to fund the FOBOHA acquisition, $1.5 million related to the post-acquisition closing adjustment of Thermoplay and $4.1 million related to the Component Repair Programs ("CRPs"). See Note 5 of the Consolidated Financial Statements.

Cash used by financing activities in 2017 included a net increase in borrowings of $30.7 million compared to a net decrease of $9.9 million in 2016. In 2016, the Company borrowed $100.0 million under the Amended Credit Facility through an international subsidiary. The proceeds were distributed to the Parent Company and subsequently used to pay down U.S. borrowings under the Amended Credit Agreement. Proceeds from the issuance of common stock were $2.4 million and $4.6 million in 2017 and 2016, respectively. In 2017, the Company repurchased 0.7 million shares of the Company's stock at a cost of $40.8 million, compared with the purchase of 0.6 million shares at a cost of $20.5 million in 2016. Total cash used to pay dividends increased slightly to $29.6 million in 2017 compared to $27.4 million in 2016, reflecting an increase in dividends paid per share. Withholding taxes paid on stock issuances in the 2017 and 2016 periods were $5.4 million and $4.9 million, respectively. Other financing cash flows during 2017 include $18.2 million of net cash payments related to the settlement of foreign currency hedges related to intercompany financings, compared to $5.2 million and $10.3 million of net cash proceeds in 2016 and 2015, respectively, and $2.5 million of payments made in connection with executing the Amended Credit Agreement.

Debt Covenants

As noted above, borrowing capacity is limited by various debt covenants in the Company's debt agreements. Following is a reconciliation of Consolidated EBITDA, a key metric in the debt covenants, to the Company's net income (in millions):

2017
Net income	$59.4
Add back:
Interest expense	14.6
Income taxes	136.3
Depreciation and amortization	90.2
Adjustment for non-cash stock based compensation	11.7
Other adjustments	1.3
Consolidated EBITDA, as defined	$313.4

Consolidated Senior Debt, as defined, as of December 31, 2017	$532.6
Ratio of Consolidated Senior Debt to Consolidated EBITDA	1.70
Maximum	3.25
Consolidated Total Debt, as defined, as of December 31, 2017	$532.6
Ratio of Consolidated Total Debt to Consolidated EBITDA	1.70
Maximum	3.75
Consolidated Cash Interest Expense, as defined, as of December 31, 2017	$14.6
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	21.51
Minimum	4.25

The Amended Credit Agreement allows for certain adjustments within the calculation of the financial covenants. Other adjustments consist of net gains on the sale of assets, due diligence and transaction expenses as permitted under the Amended Credit Agreement and the amortization of the FOBOHA acquisition inventory step-up. The Company's financial covenants are measured as of the end of each fiscal quarter. At December 31, 2017, additional borrowings of $642.8 million of Total Debt and $486.1 million of Senior Debt would have been allowed under the covenants. Senior Debt includes primarily the borrowings under the Amended Credit Facility, the 3.97% Senior Notes and the borrowings under the lines of credit. The Company's unused committed credit facilities at December 31, 2017 were $428.5 million. As noted above, the Company is continuing to analyze the impacts of the Act, however we currently do not believe that any changes proposed by the Act will impact compliance with our debt covenants.

Contractual Obligations and Commitments

At December 31, 2017, the Company had the following contractual obligations and commitments:

($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$526.9	$1.3	$1.5	$422.6	$101.6
Estimated interest payments under long-term obligations (2)	78.6	15.4	30.7	21.2	11.1
Operating lease obligations	39.8	11.9	13.4	7.2	7.4
Purchase obligations (3)	182.5	167.1	11.5	3.8	0.1
Expected pension contributions (4)	4.6	4.6	—	—	—
Expected benefit payments – other postretirement benefit plans (5)	27.9	3.7	6.7	5.9	11.7
Long-term U.S. Tax Reform obligations(6)	79.8	—	13.9	13.9	52.0
Total	$940.1	$204.0	$77.6	$474.5	$184.0

(1)	Long-term debt obligations represent the required principal payments under such agreements.

(2)	Interest payments under long-term debt obligations have been estimated based on the borrowings outstanding and market interest rates as of December 31, 2017.

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

(5)
Amounts reflect anticipated benefit payments under the Company’s various other postretirement benefit plans based on current actuarial assumptions. Expected benefit payments do not extend beyond 2027. See Note 11 of the Consolidated Financial Statements.

(6)
Amounts reflect anticipated long-term payments related to the Tax Cuts and Jobs Act that was enacted on December 22, 2017. Payments are allowed over an eight-year period. See Note 13 of the Consolidated Financial Statements. The amount payable in 2018 is included within accrued liabilities on the Consolidated Balance Sheets.

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

Critical Accounting Estimates

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

Inventory Valuation: Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable value. Loss provisions, if any, on aerospace contracts are established when estimable. Loss provisions are based on the projected excess of manufacturing costs over the net revenues of the products or group of related products representing orders that are supported under a long term agreement. The process for evaluating the value of excess and obsolete inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, access to applicable markets, quantities and prices at which such inventory will be sold in the normal course of business and estimated costs. Accelerating the disposal process or incorrect estimates of future sales potential or estimated costs may necessitate future adjustments to these provisions.

Business Acquisitions, Indefinite-Lived Intangible Assets and Goodwill: Assets and liabilities acquired in a business combination are recorded at their estimated fair values at the acquisition date. At December 31, 2017, the Company had $690.2 million and $42.8 million of goodwill and indefinite-lived intangible assets, respectively. Goodwill represents the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing annually or earlier if an event or change in circumstances indicates that the fair value of a reporting unit may have been reduced below its carrying value. Management completes its annual impairment assessments for goodwill and indefinite-lived intangible assets during the second quarter of each year. The Company uses the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment tests in accordance with applicable accounting standards.

Under the qualitative goodwill assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, overall unit performance and events directly affecting a unit. If the Company determines that the two-step quantitative impairment test is required, management estimates the fair value of the reporting unit primarily using the income approach, which reflects management’s cash flow projections, and also evaluates the fair value using the market approach. Inherent in management’s development of cash flow projections are assumptions and estimates, including those related to future earnings and growth and the weighted average cost of capital. Based on the second quarter 2017 assessment, the estimated fair value of all reporting units significantly exceeded their carrying values and there was no goodwill impairment at any of the reporting units. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company-specific and overall economic conditions. Management’s quantitative assessment during the second quarter of 2017 included a review of the potential impacts of current and projected market conditions from a market participant’s perspective on reporting units’ projected cash flows, growth rates and cost of capital to assess the likelihood of whether the fair value would be less than the carrying value. Management also performed its annual impairment testing of its trade names, indefinite-lived intangible assets, during the second quarter of 2017. Based on this assessment, there was no trade name impairment recognized.

Aerospace Aftermarket Programs: The Company participates in aftermarket RSPs under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program to our customer, General Electric ("GE"). As consideration, the Company has paid participation fees, which are recorded as intangible assets. The carrying value of these intangible assets was $185.6 million at December 31, 2017. The Company records amortization of the related asset as sales dollars are being earned based on a proportional sales dollar method. Specifically, this method amortizes each asset as a reduction to revenue based on the proportion of sales under a program in a given period to the estimated aggregate sales dollars over the life of that program which reflects the pattern in which economic benefits are realized.

The Company entered into Component Repair Programs ("CRPs") with GE during 2015, 2014 and 2013. The CRPs provide for, among other items, the right to sell certain aftermarket component repair services for CFM56, CF6, CF34 and LM engines directly to other customers over the life of the aircraft engine program as one of a few GE licensed suppliers. In addition, the CRPs extended certain existing contracts under which the Company provides these services directly to GE. Our total investments in CRPs as of December 31, 2017 equaled $111.8 million, all of which have been paid. At December 31, 2017, the carrying value of the CRPs was $95.3 million. The Company recorded the CRP payments as an intangible asset which is recognized as a reduction of sales over the remaining life of these engine programs based on the estimated sales over the life of such programs. This method reflects the pattern in which the economic benefits of the CRPs are realized.

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

The Company selected the expected long-term rate of return of its U.S. defined benefit plans based on consideration of historical and projected rates of return on the weighted target asset mix of our pension investments. The target mix reflects a 65% equity investment target and a 35% target for fixed income and cash investments (in aggregate). The equity investment of 65% is more heavily weighted on global equity investment targets, rather than U.S. targets. The historical rates of return for the Company's defined benefit plans were calculated based upon compounded average rates of return of published indices. Management selected a long-term expected rate of return on its U.S. pension assets of 7.75%. The long-term rates of return for non-U.S. plans were selected based on actual historical rates of return of published indices that reflect the plans’ target asset allocations.

The discount rate used for the Company’s U.S. pension plans reflects the rate at which the pension benefits could be effectively settled. At December 31, 2017, the Company selected a discount rate of 3.90% based on a bond matching model for its U.S. pension plans. Market interest rates have decreased in 2017 as compared with 2016 and, as a result, the discount rate used to measure pension liabilities decreased from 4.50% at December 31, 2016. The discount rates for non-U.S. plans were selected based on highly rated long-term bond indices and yield curves that match the duration of the plan’s benefit obligations.

A one-quarter percentage point change in the assumed long-term rate of return on the Company’s U.S. pension plans as of December 31, 2017 would impact the Company’s 2018 pre-tax income by approximately $0.9 million. A one-quarter percentage point decrease in the discount rate on the Company's U.S. pension plans as of December 31, 2017 would decrease the Company’s 2018 pre-tax income by approximately $0.9 million. The Company reviews these and other assumptions at least annually.

The Company recorded a $10.7 million non-cash after-tax increase in stockholders equity (through other non-owner changes to equity) to record the current year adjustments for changes in the funded status of its pension and postretirement benefit plans as required under accounting for defined benefit and other postretirement plans. This increase in stockholders equity resulted primarily from favorable variances between expected and actual returns on pension plan assets, and the amortization of actuarial losses recorded earlier, partially offset by changes in actuarial assumptions, primarily the decrease in the discount rate. During 2017, the fair value of the Company’s pension plan assets increased by $37.5 million and the projected benefit obligation increased by $4.2 million. The increase in the projected benefit obligation included a $24.0 million (pre-tax) increase due to actuarial losses resulting primarily from a change in the discount rates used to measure pension liabilities, annual service and interest costs of $6.1 million and $18.8 million, respectively, $7.2 million of foreign exchange impacts and $2.7 million of transfers in, resulting from employees that were hired during the period. These increases were partially offset by a $7.0 million curtailment gain related to the Closure of the FOBOHA facility in Muri, Switzerland (the "Closure", see Note 8 of the Consolidated Financial Statements), settlements of $21.1 million (primarily related to the Closure) and $29.1 million in benefits paid. Changes to other actuarial assumptions in 2017 did not have a material impact on our stockholders equity or projected benefit obligation. Actual pre-tax gains on total pension plan assets were $62.3 million compared with an expected pre-tax return on pension assets of $28.1 million. Also impacting total pension plan assets during the 2017 period were $29.1 million in benefits paid and settlements of $20.9 million, related primarily to the Closure. Pension expense for 2018 is expected to decrease from $7.8 million in 2017, excluding curtailments and settlement gains of $7.2 million and $0.1 million, respectively, to $5.8 million.

Income Taxes: Recognition of the impacts of the U.S. Tax Reform required significant estimates and judgments. As noted within “Results of Operations - U.S. Tax Reform”, the SEC issued SAB 118 in January 2018. Pursuant to SAB 118, the Company was capable of reasonably estimating the effects of the Act and therefore has recorded a provisional income tax expense within the Consolidated Financial Statements. See further discussion therein.

As of December 31, 2017, the Company had recognized $12.2 million of deferred tax assets, net of valuation reserves. The realization of these benefits is dependent, in part, on the amount and timing of future taxable income in jurisdictions where the deferred tax assets reside. For those jurisdictions where the expirations date of tax loss carryforwards or the proposed operating results indicate that realization is unlikely, a valuation allowance is provided. Management currently believes that sufficient taxable income should be earned in the future to realize the deferred tax assets, net of valuation allowances recorded, however there can be no assurance that such expectations will be met.

Additionally, the Company is exposed to certain tax contingencies in the ordinary course of business and records those tax liabilities in accordance with the guidance for accounting for uncertain tax positions. For tax positions where the Company believes it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized. For those income tax positions where it is more likely than not that a tax benefit will not be sustained, no tax benefit is recognized in the financial statements. See Note 13 of the Consolidated Financial Statements.

A significant portion of revenue is generated by foreign locations. Current guidance requires the recognition of a tax liability under the assumption that foreign earnings will be repatriated in the future, unless the Company can assert that the earnings are indefinitely reinvested. Management’s annual assessment in determining whether the earnings are indefinitely reinvested is based on an analysis of U.S. cash requirements and working capital requirements of the foreign operations, including capital expenditures, combined with any limitations, such as dividend restrictions or local law limits, which would limit possible repatriation.

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

EBITDA

Earnings before interest expense, income taxes, and depreciation and amortization (“EBITDA”) for 2017 was $300.4 million compared to $274.7 million in 2016. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes, and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company’s operating performance. The Company’s definition of EBITDA may not be comparable with EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors. Accordingly, the calculation has limitations depending on its use.

Following is a reconciliation of EBITDA to the Company’s net income (in millions):

	2017	2016
Net income	$59.4	$135.6
Add back:
Interest expense	14.6	11.9
Income taxes	136.3	47.0
Depreciation and amortization	90.2	80.2
EBITDA	$300.4	$274.7

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

In April 2012, the Company entered into five-year interest rate swap agreements (the "Swaps") transacted with three banks which together converted the interest on the first $100.0 million of borrowings under the Company’s Amended Credit Agreement from a variable rate plus the borrowing spread to a fixed rate of 1.03% plus the borrowing spread for the purpose of mitigating its exposure to variable interest rates. The Swaps expired on April 28, 2017. The Company entered into a new interest rate swap agreement (the "Swap") that commenced on April 28, 2017, with one bank, and converts the interest on the first $100.0 million of borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The Swap expires on January 31, 2022. The result of a hypothetical 100 basis point increase in the interest rate on the average bank borrowings of the Company’s variable-rate debt during 2017 would have reduced annual pretax profit by $3.0 million.

At December 31, 2017, the fair value of the Company’s fixed-rate debt was $107.2 million, compared with its carrying amount of $105.4 million. The Company estimates that a 100 basis point decrease in market interest rates at December 31, 2017 would have increased the fair value of the Company's fixed rate debt to $113.5 million.

The Company has manufacturing, sales and distribution facilities around the world and thus makes investments and conducts business transactions denominated in various currencies. The Company is exposed primarily to financial instruments denominated in currencies other than the functional currency at its international locations. A 10% adverse change in foreign currencies relative to the U.S dollar at December 31, 2017 would have resulted in a $3.8 million loss in the fair value of those financial instruments. At December 31, 2017, the Company held $145.3 million of cash and cash equivalents, the majority of which is held by foreign subsidiaries.

Foreign currency commitments and transaction exposures are managed at the operating units as an integral part of their businesses in accordance with a corporate policy that addresses acceptable levels of foreign currency exposures.

Additionally, to reduce foreign currency exposure, management generally maintains the majority of foreign cash and short-term investments in functional currency and uses forward currency contracts for non-functional currency denominated monetary assets and liabilities and anticipated transactions in an effort to reduce the effect of the volatility of changes in foreign exchange rates on the income statement. Management assesses the strength of currencies in certain countries such as Brazil and Mexico, relative to the U.S. dollar, and may elect during periods of local currency weakness to invest excess cash in U.S. dollar-denominated instruments.

The Company’s exposure to commodity price changes relates to certain manufacturing operations that utilize high-grade steel spring wire, stainless steel, titanium, Inconel, Hastelloys and other specialty metals. The Company attempts to manage its exposure to price increases through its procurement and sales practices.

Item 8. Financial Statements and Supplementary Data

BARNES GROUP INC.
 CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Net sales	$1,436,499	$1,230,754	$1,193,975
Cost of sales	939,288	790,299	782,817
Selling and administrative expenses	286,933	248,277	242,762
	1,226,221	1,038,576	1,025,579
Operating income	210,278	192,178	168,396
Interest expense	14,571	11,883	10,698
Other expense (income), net	8	(2,326)	(248)
Income before income taxes	195,699	182,621	157,946
Income taxes	136,284	47,020	36,566
Net income	$59,415	$135,601	$121,380
Per common share:
Basic	$1.10	$2.50	$2.21
Diluted	$1.09	$2.48	$2.19
Dividends	$0.55	$0.51	$0.48
Weighted average common shares outstanding:
Basic	54,073,407	54,191,013	55,028,063
Diluted	54,605,298	54,631,313	55,513,219

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
Net income	$59,415	$135,601	$121,380
Other comprehensive income (loss), net of tax
Unrealized gain (loss) hedging activities, net of tax (1)	299	(342)	847
Foreign currency translation adjustments, net of tax (2)	83,404	(48,367)	(54,232)
Defined benefit pension and other postretirement benefits, net of tax (3)	10,726	(8,867)	9,586
Total other comprehensive income (loss), net of tax	94,429	(57,576)	(43,799)
Total comprehensive income	$153,844	$78,025	$77,581

(1) Net of tax of $232, $(42) and $227 for the years ended December 31, 2017, 2016 and 2015, respectively.

(2) Net of tax of $610, $(833) and $(1,777) for the years ended December 31, 2017, 2016 and 2015, respectively.

(3) Net of tax of $4,469, $(4,687) and $3,916 for the years ended December 31, 2017, 2016 and 2015, respectively.

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$145,290	$66,447
Accounts receivable, less allowances (2017 – $5,143; 2016 – $3,992)	348,943	287,123
Inventories	241,962	227,759
Prepaid expenses and other current assets	32,526	27,163
Total current assets	768,721	608,492
Deferred income taxes	12,161	25,433
Property, plant and equipment, net	359,298	334,489
Goodwill	690,223	633,436
Other intangible assets, net	507,042	522,258
Other assets	28,271	13,431
Total assets	$2,365,716	$2,137,539
Liabilities and Stockholders’ Equity
Current liabilities
Notes and overdrafts payable	$5,669	$30,825
Accounts payable	127,521	112,024
Accrued liabilities	181,241	156,967
Long-term debt – current	1,330	2,067
Total current liabilities	315,761	301,883
Long-term debt	525,597	468,062
Accrued retirement benefits	89,000	109,350
Deferred income taxes	73,505	66,446
Long-term tax liability	79,770	—
Other liabilities	21,762	23,440
Commitments and contingencies (Note 20)
Stockholders’ equity
Common stock – par value $0.01 per share
Authorized: 150,000,000 shares
Issued: at par value (2017 – 63,034,240 shares; 2016 – 62,692,403 shares)	630	627
Additional paid-in capital	457,365	443,235
Treasury stock, at cost (2017 – 9,656,369 shares; 2016 – 8,889,947 shares)	(297,998)	(251,827)
Retained earnings	1,206,723	1,177,151
Accumulated other non-owner changes to equity	(106,399)	(200,828)
Total stockholders’ equity	1,260,321	1,168,358
Total liabilities and stockholders’ equity	$2,365,716	$2,137,539

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
Operating activities:
Net income	$59,415	$135,601	$121,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,150	80,154	78,242
Gain on disposition of property, plant and equipment	(246)	(349)	(1,128)
Stock compensation expense	12,279	11,493	9,258
Pension lump-sum settlement charge	—	—	9,856
Effect of U.S. Tax Reform on deferred tax assets	4,152	—	—
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(50,082)	(23,057)	14,027
Inventories	(173)	1,989	(1,190)
Prepaid expenses and other current assets	(4,241)	569	(2,645)
Accounts payable	12,018	11,778	(2,936)
Accrued liabilities	14,439	15,825	(14,166)
Deferred income taxes	3,589	(2,210)	3,121
Long-term retirement benefits	(16,349)	(15,492)	1,081
Long-term tax liability	79,770	—	—
Other	(801)	1,345	2,575
Net cash provided by operating activities	203,920	217,646	217,475
Investing activities:
Proceeds from disposition of property, plant and equipment	2,594	780	3,442
Capital expenditures	(58,712)	(47,577)	(45,982)
Business acquisitions, net of cash acquired	(8,922)	(128,613)	(51,954)
Component Repair Program payments	—	(4,100)	(21,000)
Other	(3,000)	—	—
Net cash used in investing activities	(68,040)	(179,510)	(115,494)
Financing activities:
Net change in other borrowings	(25,304)	8,375	14,680
Payments on long-term debt	(73,161)	(321,506)	(171,198)
Proceeds from the issuance of long-term debt	129,118	303,277	159,264
Proceeds from the issuance of common stock	2,408	4,611	11,425
Common stock repurchases	(40,791)	(20,520)	(52,103)
Dividends paid	(29,551)	(27,435)	(26,176)
Withholding taxes paid on stock issuances	(5,380)	(4,885)	(4,913)
Other	(21,090)	4,771	9,850
Net cash used by financing activities	(63,751)	(53,312)	(59,171)
Effect of exchange rate changes on cash flows	6,714	(2,303)	(4,923)
Increase (decrease) in cash and cash equivalents	78,843	(17,479)	37,887
Cash and cash equivalents at beginning of year	66,447	83,926	46,039
Cash and cash equivalents at end of year	$145,290	$66,447	$83,926

Supplemental Disclosure of Cash Flow Information:

Non-cash investing activities in 2015 included the acquisition of $3,200 of intangible assets, and the recognition of the corresponding liabilities, in connection with the Component Repair Programs.

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
January 1, 2015	61,230	$612	$405,525	6,729	$(169,405)	$974,514	$(99,453)	$1,111,793
Comprehensive income						121,380	(43,799)	77,581
Dividends paid						(26,176)		(26,176)
Common stock repurchases				1,353	(52,103)			(52,103)
Employee stock plans	841	9	22,033	125	(4,913)	(471)		16,658
December 31, 2015	62,071	621	427,558	8,207	(226,421)	1,069,247	(143,252)	1,127,753
Comprehensive income						135,601	(57,576)	78,025
Dividends paid						(27,435)		(27,435)
Common stock repurchases				551	(20,520)			(20,520)
Cumulative effect of change in accounting guidance (Note 12)						198		198
Employee stock plans	621	6	15,677	132	(4,886)	(460)		10,337
December 31, 2016	62,692	627	443,235	8,890	(251,827)	1,177,151	(200,828)	1,168,358
Comprehensive income						59,415	94,429	153,844
Dividends paid						(29,551)		(29,551)
Common stock repurchases				677	(40,791)			(40,791)
Employee stock plans	342	3	14,130	89	(5,380)	(292)		8,461
December 31, 2017	63,034	$630	$457,365	9,656	$(297,998)	$1,206,723	$(106,399)	$1,260,321

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

Revenue recognition: Sales and related cost of sales are recognized when products are shipped or delivered to customers, title has transferred, and the risks and rewards of ownership pass to the customer, provided the earnings process is complete and revenue is measurable. Service revenue is recognized when the related services are performed. In the aerospace manufacturing businesses, the Company recognizes revenue based on the units-of-delivery method in accordance with accounting standards related to accounting for performance of construction-type and certain production-type contracts. Management fees related to the aerospace aftermarket Revenue Sharing Programs ("RSPs") are satisfied through an agreed upon reduction from the sales price of each of the related spare parts. These fees recognize our customer's necessary performance of engine program support activities, such as spare parts administration, warehousing and inventory management, and customer support, and are not separable from our sale of products, and accordingly, they are reflected as a reduction to sales, rather than as costs incurred, when revenues are recognized.

Cash and cash equivalents: Cash in excess of operating requirements is invested in short-term, highly liquid, income-producing investments. All highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents. Cash equivalents are carried at cost which approximates fair value.

Inventories: Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Loss provisions, if any, on aerospace contracts are established when estimable. Loss provisions are based on the projected excess of manufacturing costs over the net revenues of the products or group of related products representing firm orders that are supported under a long term agreement.

Property, plant and equipment: Property, plant and equipment is stated at cost. Depreciation is recorded over estimated useful lives, generally ranging from 20 to 50 years for buildings and four to 12 years for machinery and equipment. The straight-line method of depreciation was adopted for all property, plant and equipment placed in service after March 31, 1999. For property, plant and equipment placed into service prior to April 1, 1999, depreciation is calculated using accelerated methods. The Company assesses the impairment of property, plant and equipment subject to depreciation whenever events or changes in circumstances indicate the carrying value may not be recoverable.

Goodwill: Goodwill represents the excess purchase cost over the fair value of net assets of companies acquired in business combinations. Goodwill is considered an indefinite-lived asset. Goodwill is subject to impairment testing in accordance with accounting standards governing such on an annual basis, in the second quarter, or more frequently if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Based on the assessments performed during 2017, there was no goodwill impairment.

Aerospace Aftermarket Programs: The Company participates in aftermarket RSPs under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program. As consideration, the Company has paid participation fees, which are recorded as long-lived intangible assets. The Company records amortization of the related intangible asset as sales dollars are being earned based on a proportional sales dollar method. Specifically, this method amortizes each asset as a reduction to revenue based on the proportion of sales under a program in a given period to the estimated aggregate sales dollars over the life of that program. This method reflects the pattern in which the economic benefits of the RSPs are realized.

The Company also entered into Component Repair Programs ("CRPs") that provide for, among other items, the right to sell certain aftermarket component repair services for CFM56, CF6, CF34 and LM engines directly to other customers as one of a few GE licensed suppliers. In addition, the CRPs extended certain existing contracts under which the Company currently

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provides these services directly to GE. The Company recorded the consideration for these rights as an intangible asset that is amortized as a reduction to sales over the remaining life of these engine programs based on the estimated sales over the life of such programs. This method reflects the pattern in which the economic benefits of the CRPs are realized.

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

Other Intangible Assets: Other intangible assets consist primarily of the Aerospace Aftermarket Programs, as discussed above, customer relationships, tradenames, patents and proprietary technology. These intangible assets, with the exception of certain tradenames, have finite lives and are amortized over the periods in which they provide benefit. The Company assesses the impairment of long-lived assets, including identifiable intangible assets subject to amortization, whenever significant events or significant changes in circumstances indicate the carrying value may not be recoverable. Tradenames with indefinite lives are subject to impairment testing in accordance with accounting standards governing such on an annual basis, in the second quarter, or more frequently if an event or change in circumstances indicates that the fair value of the asset has been reduced below its carrying value. Based on the assessment performed during 2017, there were no impairments of other intangible assets. See Note 5 of the Consolidated Financial Statements.

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

Foreign currency: Assets and liabilities of international operations are translated at year-end rates of exchange; revenues and expenses are translated at average rates of exchange. The resulting translation gains or losses are reflected in accumulated other non-owner changes to equity within stockholders’ equity. Net foreign currency transaction gains of $756, $1,873 and $505 in 2017, 2016 and 2015, respectively, were included in other expense (income), net in the Consolidated Statements of Income.

Research and Development: Costs are incurred in connection with efforts aimed at discovering and implementing new knowledge that is critical to developing new products, processes or services, significantly improving existing products or services, and developing new applications for existing products and services. Research and development expenses for the creation of new and improved products and services were $14,765, $12,913 and $12,688, for the years 2017, 2016 and 2015, respectively, and are included in selling and administrative expense.

Pension and Other Postretirement Benefits: The Company accounts for its defined benefit pension plans and other postretirement plans by recognizing the overfunded or underfunded status of the plans, calculated as the difference between plan assets and the projected benefit obligation related to each plan, as an asset or liability on the Consolidated Balance Sheets. Benefit costs associated with the plans primarily include current service costs, interest costs and the amortization of actuarial losses, partially offset by expected returns on plan assets, which are determined based upon actuarial valuations. Settlement and curtailment losses (gains) may also impact benefit costs. The Company regularly reviews actuarial assumptions, including discount rates and the expected return on plan assets, which are updated at the measurement date, December 31st. The impact of differences between actual results and the assumptions are generally accumulated within Other Comprehensive Income and

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortized over future periods, which will affect benefit costs recognized in such periods. See Note 11 to the Consolidated Financial Statements.

Stock-Based Compensation: Stock-based employee compensation plans are accounted for based on their fair value on the grant date and the related cost is recognized in the Consolidated Statements of Income in accordance with accounting standards related to share-based payments. The fair values of stock options are estimated using the Black-Scholes option-pricing model based on certain assumptions. The fair values of service and performance based share awards are estimated based on the fair market value of the Company’s stock price on the grant date. The fair values of market based performance share awards are estimated using the Monte Carlo valuation method. See Note 12 of the Consolidated Financial Statements.

Income Taxes: Deferred tax assets and liabilities are recognized for future tax effects attributable to temporary differences, operating loss carryforwards and tax credits. The measurement of deferred tax assets and liabilities is determined using tax rates from enacted tax law of the period in which the temporary differences, operating loss carryforwards and tax credits are expected to be realized. The effect of the change in income tax rates is recognized in the period of the enactment date. The guidance related to accounting for income taxes requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. The Company is exposed to certain tax contingencies in the ordinary course of business and records those tax liabilities in accordance with the guidance for accounting for uncertain tax positions. See Note 13 of the Consolidated Financial Statements.

Recent Accounting Standards

The Financial Accounting Standards Board ("FASB") establishes changes to accounting principles under U.S. GAAP through the use of Accounting Standards Updates ("ASUs") to the FASB's Accounting Standards Codification. The Company evaluates the applicability and potential impacts of recent ASUs.

Recently Adopted Accounting Standards

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

In July 2015, the FASB amended its guidance related to the measurement of inventory. The amended guidance requires inventory to be measured at the lower of cost and net realizable value and thereby simplifies the prior guidance of measuring inventory at the lower of cost or market. The amended guidance is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted the guidance during the first quarter of 2017 and it did not have a material impact on its Consolidated Financial Statements.

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

In March 2016, the FASB amended its guidance related to the accounting for certain aspects of share-based payments to employees. The amended guidance requires that all tax effects related to share-based payments are recorded at settlement (or expiration) through the income statement, rather than through equity. Cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The amended guidance also allows for an employer to repurchase additional employee shares for tax withholding purposes without requiring liability accounting and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on the Consolidated Statements of Cash Flows. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption was permitted, and the Company elected to early

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adopt in the third quarter of 2016. See Note 12 of the Consolidated Financial Statements for additional details related to the Company's adoption of this amended guidance.

Recently Issued Accounting Standards

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

The Company will adopt the amended guidance using the modified retrospective approach on January 1, 2018 at which time it becomes effective for the Company. In 2015, management developed a project plan and established a cross-functional team to implement the amended guidance. We have completed the review of our customer contracts and have evaluated the impact of the amended guidance on each of our primary revenue streams. While we are finalizing our overall assessment under the amended guidance, we believe that the most significant impact relates to the timing of revenue recognition, presentation and disclosures. We expect that the majority of our businesses will continue to recognize revenue on a "point-in-time basis". We also expect, however, that a portion of our businesses with customized products or customer contracts in which we perform work on a customer-owned asset will require the use of an "over time" recognition model as certain of our contracts meet certain of the criteria established in the amended guidance. We will utilize the cost-to-cost input method to measure progress towards completion for contracts on an over time revenue recognition model.

On January 1, 2018, the Company will recognize the cumulative effect of initially applying the amended guidance as an increase of approximately $4,000 to the opening balance of retained earnings, attributed primarily to the over time recognition of approximately $15,000 of net sales. We do not expect that the ongoing impact to net sales and net income will be material to the Consolidated Statements of Income, however the future impact of the amended guidance is dependent on the mix and nature of specific customer contracts. Under the existing guidance, the Company recognizes customer advances when payment is received. Adoption of the amended guidance will result in the recognition of additional customer advances for which the Company has received an unconditional right to payment. Since the related performance obligations have not been satisfied, however, the Company will recognize these customer advances as trade receivables, with a corresponding contract liability of equal amount. We continue to identify appropriate changes to our business processes, systems and controls to support recognition and disclosure requirements under the new standard. We are continuing to implement design changes to such business processes, controls and systems to ensure that such changes are effective.

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

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In March 2017, the FASB amended its guidance related to the presentation of pension costs. The amended guidance requires the bifurcation of net periodic benefit cost for pension and other postretirement plans. The service cost component of expense will be presented with other employee compensation costs in operating income, consistent with the current guidance. The other components of expense, however, will be reported separately outside of operating income. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the amended guidance to determine the impact it will have on its Consolidated Financial Statements. The Company does not expect that the adoption of this amended guidance will have a material impact on the Company's Consolidated Financial Statements on an ongoing basis. The Company's retrospective adoption, though, will have an impact on certain classifications in the 2017 Consolidated Statements of Income, primarily due to the pre-tax pension curtailment gain of $7,217 that was recorded in operating income during 2017. See Note 11 of the Consolidated Financial Statements.

In August 2017, the FASB amended its guidance related to hedge accounting. The amended guidance makes more financial and nonfinancial hedging strategies eligible for hedge accounting, amends presentation and disclosure requirements and changes the assessment of effectiveness. The guidance also more closely aligns hedge accounting with management strategies, simplifies application and increases the transparency of hedging. The amended guidance is effective January 1, 2019, with early adoption permitted in any interim period. The Company is currently evaluating the impact that the guidance may have on its Consolidated Financial Statements.

In February 2018, the FASB issued guidance related to the impacts of the tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The guidance permits the reclassification of certain income tax effects of the Act from Other Comprehensive Income to Retained Earnings (stranded tax effects). The guidance also requires certain new disclosures. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted. Entities may adopt the guidance using one of two transition methods; retrospective to each period (or periods) in which the income tax effects of the Act related to the items remaining in Other Comprehensive Income are recognized or at the beginning of the period of adoption. The Company is currently evaluating the impact that the guidance may have on its Consolidated Financial Statements.

2. Acquisitions

The Company has acquired a number of businesses during the past three years. The results of operations of these acquired businesses have been included in the consolidated results from the respective acquisition dates. The purchase prices for these acquisitions have been allocated to tangible and intangible assets and liabilities of the businesses based upon estimates of their respective fair values. Pro forma operating results for the acquisitions are not presented as the results would not be significantly different than historical results.

In the second quarter of 2017, the Company completed its acquisition of the assets of the privately held Gammaflux L.P. business ("Gammaflux"), a leading supplier of hot runner temperature and sequential valve gate control systems to the plastics industry. Gammaflux, which is headquartered in Sterling, Virginia and has offices in Illinois and Germany, provides temperature control solutions for injection molding, extrusion, blow molding, thermoforming, and other applications. Its end markets include packaging, electronics, automotive, household products, medical, and tool building. The Company acquired the assets of Gammaflux for an aggregate purchase price of $8,866, which was financed using cash on hand and borrowings under the Company's revolving credit facility. The purchase price includes adjustments under the terms of the Asset Purchase Agreement, including $2 related to cash acquired. In connection with the acquisition, the Company recorded $1,535 of goodwill and $3,700 of intangible assets. See Note 5 to the Consolidated Financial Statements.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company incurred $210 of acquisition-related costs during the year ended December 31, 2017 related to the Gammaflux acquisition. These costs include due diligence costs and transaction costs to complete the acquisition and have been recognized in the Consolidated Statements of Income as selling and administrative expenses.

The operating results of Gammaflux have been included in the Consolidated Statements of Income for the period ended December 31, 2017 since the date of acquisition. The Company reported $9,081 in net sales for Gammaflux for the year ended December 31, 2017. Gammaflux results have been included within the Industrial segment's operating profit.

In the third quarter of 2016, the Company, through three of its subsidiaries (collectively, the “Purchaser”), completed its acquisition of the molds business of Adval Tech Holding AG and Adval Tech Holdings (Asia) Pte. Ltd. ("FOBOHA"). FOBOHA is headquartered in Haslach, Germany and currently operates out of manufacturing facilities located in Germany and China. When acquired, FOBOHA also operated out of a third manufacturing facility located in Switzerland; however, this operation was consolidated and closed during 2017. See Note 8 to the Consolidated Financial Statements. The Company completed its purchase of the Germany and Switzerland businesses on August 31, 2016. The purchase of the China business required government approval which was granted on September 30, 2016. On October 7, 2016, shares of the China operations were subsequently transferred to the Company upon payment, per the terms of the Share Purchase Agreement for these respective operations ("China SPA"). The Company, pursuant to the terms and conditions within the Share Purchase Agreement ("FOBOHA SPA"), assumed economic control of the China business effective August 31, 2016. Having both economic control and the benefits and risks of ownership during the period from August 31, 2016 through September 30, 2016, the Company included the results of the China business within the consolidated results of operations of the Company during this period.

FOBOHA specializes in the development and manufacture of complex plastic injection molds for packaging, medical, consumer and automotive applications. The Company acquired FOBOHA for an aggregate cash purchase price of CHF 137,918 ($140,203) which was financed using cash on hand and borrowings under the Company's revolving credit facility. The purchase price includes adjustments under the terms of the FOBOHA SPA, including approximately CHF 11,342 ($11,530) related to cash acquired. In connection with the acquisition, the Company recorded $39,800 of intangible assets and $75,574 of goodwill. See Note 5 to the Consolidated Financial Statements.

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

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company incurred $2,195 and $574 of acquisition-related costs during the year ended December 31, 2015 related to the Thermoplay and Priamus acquisitions, respectively. These costs include due diligence costs and transaction costs to complete the acquisitions, and have been recognized in the Company's Consolidated Statements of Income as selling and administrative expenses.

The operating results of Thermoplay and Priamus have been included in the Consolidated Statements of Income for the period ended December 31, 2015, since the dates of acquisition. The Company reported $13,593 and $2,028 in net sales for Thermoplay and Priamus, respectively, for the year ended December 31, 2015. Thermoplay and Priamus results have been included within the Industrial segment's operating profit.

3. Inventories

Inventories at December 31 consisted of:

	2017	2016
Finished goods	$79,649	$71,100
Work-in-process	97,276	98,246
Raw materials and supplies	65,037	58,413
	$241,962	$227,759

4. Property, Plant and Equipment

Property, plant and equipment at December 31 consisted of:

	2017	2016
Land	$21,723	$19,952
Buildings	182,226	169,695
Machinery and equipment	631,392	572,540
	835,341	762,187
Less accumulated depreciation	(476,043)	(427,698)
	$359,298	$334,489

Depreciation expense was $48,693, $43,165 and $39,654 during 2017, 2016 and 2015, respectively.

5. Goodwill and Other Intangible Assets

Goodwill: The following table sets forth the change in the carrying amount of goodwill for each reportable segment and the Company:

	Industrial	Aerospace	Total Company
January 1, 2016	$557,206	$30,786	$587,992
Acquisition-related	73,688	—	73,688
Foreign currency translation	(28,244)	—	(28,244)
December 31, 2016	602,650	30,786	633,436
Acquisition-related	3,330	—	3,330
Foreign currency translation	53,457	—	53,457
December 31, 2017	$659,437	$30,786	$690,223

Of the $690,223 of goodwill at December 31, 2017, $43,860 represents the original tax deductible basis.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The increase in goodwill in 2016 was due to the acquisition of FOBOHA on August 31, 2016, which is included in the Industrial segment. The amount allocated to goodwill reflects the benefits that the Company expects to realize from synergies created by combining the operations of FOBOHA, future enhancements to technology, geographical expansion and FOBOHA's assembled workforce. None of the recognized goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets: Other intangible assets at December 31 consisted of:

		2017		2016
	Range of Life-Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue Sharing Programs	Up to 30	$293,700	$(108,075)	$293,700	$(95,701)
Component Repair Programs	Up to 30	111,839	(16,508)	111,839	(10,497)
Customer lists/relationships	10-16	215,966	(65,385)	215,266	(53,198)
Patents and technology	4-14	87,052	(48,083)	84,052	(37,897)
Trademarks/trade names	10-30	11,950	(10,349)	11,950	(9,967)
Other	Up to 15	20,551	(16,414)	20,551	(16,338)
		741,058	(264,814)	737,358	(223,598)
Unamortized intangible asset:
Trade names		42,770	—	42,770	—

Foreign currency translation		(11,972)	—	(34,272)	—
Other intangible assets		$771,856	$(264,814)	$745,856	$(223,598)

The Company entered into Component Repair Programs ("CRPs") with General Electric ("GE") during 2015, 2014 and 2013. The CRPs provide for, among other items, the right to sell certain aftermarket component repair services for CFM56, CF6, CF34 and LM engines directly to other customers over the life of the aircraft engine program as one of a few GE licensed suppliers. In addition, the CRPs extended certain contracts under which the Company provides these services directly to GE. Total investments in CRPs as of December 31, 2017 equaled $111,839, all of which have been paid. The Company recorded the CRP consideration as an intangible asset which is recognized as a reduction of sales over the remaining useful life of these engine programs based on the estimated sales over the life of such programs.

In connection with the acquisition of FOBOHA in August 2016, the Company recorded intangible assets of $39,800, which includes $20,700 of customer relationships, $14,700 of patents and technology and $4,400 of an indefinite life trade name. The weighted-average useful lives of the acquired assets were 16 years and 7 years, respectively.
Amortization of intangible assets for the years ended December 31, 2017, 2016 and 2015 was $41,216, $36,753 and $38,502, respectively. Estimated amortization of intangible assets for future periods is as follows: 2018 - $41,000; 2019 - $41,000; 2020 - $37,000; 2021 - $37,000 and 2022 - $36,000.
The Company has entered into a number of aftermarket RSP agreements each of which is with GE. See Note 1 of the Consolidated Financial Statements for a further discussion of these Revenue Sharing Programs. As of December 31, 2017, the Company has made all required participation fee payments under the aftermarket RSP agreements.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Accrued Liabilities

Accrued liabilities at December 31 consisted of:

	2017	2016
Payroll and other compensation	$53,857	$37,560
Deferred revenue and customer advances	40,472	34,812
Pension and other postretirement benefits	8,294	8,261
Accrued income taxes	26,340	26,477
Other	52,278	49,857
	$181,241	$156,967

7. Debt and Commitments

Long-term debt and notes and overdrafts payable at December 31 consisted of:

	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit agreement	$421,500	$424,818	$363,300	$364,775
3.97% Senior Notes	100,000	101,348	100,000	101,598
Borrowings under lines of credit and overdrafts	5,669	5,669	30,825	30,825
Capital leases	4,541	4,964	5,413	5,902
Other foreign bank borrowings	886	897	1,416	1,428
	532,596	537,696	500,954	504,528
Less current maturities	(6,999)		(32,892)
Long-term debt	$525,597		$468,062

The Company’s long-term debt portfolio consists of fixed-rate and variable-rate instruments and is managed to reduce the overall cost of borrowing and to mitigate fluctuations in interest rates. Among other things, interest rate fluctuations impact the market value of the Company’s fixed-rate debt.

In February 2017, the Company and certain of its subsidiaries entered into the fourth amendment of its fifth amended and restated revolving credit agreement (the “Amended Credit Agreement”) and retained Bank of America, N.A as the Administrative Agent for the lenders. The Amended Credit Agreement increases the facility from $750,000 to $850,000 and extends the maturity date from September 2018 to February 2022. The Amended Credit Agreement also increases the existing accordion feature from $250,000, allowing the Company to now request additional borrowings of up to $350,000. The Company may exercise the accordion feature upon request to the Administrative Agent as long as an event of default has not occurred or is not continuing. The borrowing availability of $850,000, pursuant to the terms of the Amended Credit Agreement, allows for multi-currency borrowing which includes euro, sterling or Swiss franc borrowing, up to $600,000. Depending on the Company’s consolidated leverage ratio, and at the election of the Company, borrowings under the Amended Credit Agreement will bear interest at either LIBOR plus a margin of between 1.10% and 1.70% or the base rate, as defined in the Amended Credit Agreement, plus a margin of 0.10% to 0.70%. The Company paid fees and expenses of $2,542 in conjunction with executing the Amended Credit Agreement; such fees have been deferred within Other Assets on the accompanying Consolidated Balance Sheets and are being amortized into interest expense on the accompanying Consolidated Statements of Income through its maturity. Cash used to pay these fees has been recorded through other financing activities on the Consolidated Statements of Cash Flows.

Borrowings and availability under the Amended Credit Agreement were $421,500 and $428,500, respectively, at December 31, 2017 and $363,300 and $386,700, respectively, at December 31, 2016. The average interest rate on these borrowings was 2.65% and 1.86% on December 31, 2017 and 2016, respectively. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings. In 2016, the Company borrowed $100,000 under the Amended Credit Facility through an international subsidiary. The proceeds were distributed to the Parent Company and subsequently used to pay down U.S. borrowings under the Amended Credit Agreement.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The 3.97% Senior Notes are senior unsecured obligations of the Company and pay interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Senior Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Senior Notes in an amount equal to 100% of the principal amount of the 3.97% Senior Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The fair value of the 3.97% Senior Notes was determined using the US Treasury yield and a long-term credit spread for similar types of borrowings, which represent Level 2 observable inputs.
The Company's borrowing capacity remains limited by various debt covenants in the Amended Credit Agreement and the Note Purchase Agreement (the "Agreements"). The Agreements require the Company to maintain a ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times ("Senior Debt Ratio"), a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 3.75 times and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25 times at the end of each fiscal quarter; provided that these debt to EBITDA ratios are permitted to increase for a period of four fiscal quarters after the closing of certain permitted acquisitions. At December 31, 2017, the Company was in compliance with all covenants under the Agreements and continues to monitor its future compliance based on current and future economic conditions.
In addition, the Company has approximately $59,000 in uncommitted short-term bank credit lines ("Credit Lines") and overdraft facilities. Under the Credit Lines, $5,300 was borrowed at December 31, 2017 at an average interest rate of 2.33% and $30,700 was borrowed at December 31, 2016 at an average interest rate of 1.96%. The Company had also borrowed $369 and $125 under the overdraft facilities at December 31, 2017 and 2016, respectively. Repayments under the Credit Lines are due within one month after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company has capital leases at the Thermoplay and Männer businesses. The fair value of the capital leases are based on observable Level 2 inputs. These instruments are valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

At December 31, 2017 and 2016, the Company also had other foreign bank borrowings of $886 and $1,416, respectively. The fair value of the foreign bank borrowings was based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

Long-term debt and notes payable as of December 31, 2017 are payable as follows: $6,999 in 2018, $955 in 2019, $508 in 2020, $601 in 2021, $421,989 in 2022 and $101,544 thereafter. The 3.97% Senior Notes are due in 2024 according to their maturity date.

In addition, the Company had outstanding letters of credit totaling $9,339 at December 31, 2017.

Interest paid was $13,962, $11,471 and $10,550 in 2017, 2016 and 2015, respectively. Interest capitalized was $415, $324 and $422 in 2017, 2016 and 2015, respectively, and is being depreciated over the lives of the related fixed assets.

8. Business Reorganizations

In the second quarter of 2017, the Company authorized the closure and consolidation of two production facilities (the "Closures") including a FOBOHA facility located in Muri, Switzerland (60 employees) and an Associated Spring facility (30 employees) into other facilities included within the Industrial segment to leverage capacity, infrastructure and critical resources. The Company recorded a net pre-tax loss of $13 in 2017 related to the Closures. This balance includes employee severance charges of $3,796 and other Closure costs of $3,664, primarily related to asset write-downs and costs to transfer work to other

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

existing facilities, almost fully offset by pension curtailment and settlement gains of $7,217 and $230, respectively. The Muri Closure was completed as of December 31, 2017, whereas the Closure at the Associated Spring facility is expected to be completed in the first half of 2018. The remaining severance liability, which is expected to be paid in 2018, was included within accrued liabilities as of December 31, 2017. Closure costs are recorded primarily within cost of sales in the accompanying Consolidated Statements of Income and are reflected in the results of the Industrial segment.
The following table sets forth the change in the liability for the 2017 employee termination actions:

January 1, 2017	$—
Employee severance costs	3,796
Payments	(3,099)
Foreign currency translation	(48)
December 31, 2017	$649

9. Derivatives

The Company has manufacturing and sales facilities around the world and thus makes investments and conducts business transactions denominated in various currencies. The Company is also exposed to fluctuations in interest rates and commodity price changes. These financial exposures are monitored and managed by the Company as an integral part of its risk management program.

Financial instruments have been used by the Company to hedge its exposures to fluctuations in interest rates. In 2012, the Company entered into five-year interest rate swap agreements (the "Swaps") transacted with three banks which together converted the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.03% plus the borrowing spread. The Swaps expired on April 28, 2017. The Company entered into a new interest rate swap agreement (the "Swap") that commenced on April 28, 2017, with one bank, and converts the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The Swap expires on January 31, 2022. These interest rate swap agreements were accounted for as cash flow hedges. The Swap remained in place at December 31, 2017.

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

The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. Other financing cash flows during the years ended December 31, 2017 and 2016, as presented on the consolidated statements of cash flows, include $18,256 of net cash payments and $5,221 of net cash proceeds, respectively, related to the settlement of foreign currency hedges related to intercompany financing.

The following table sets forth the fair value amounts of derivative instruments held by the Company as of December 31.

	2017		2016
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$654	$—	$—	$(78)
Foreign exchange contracts	—	(379)	—	(177)
	654	(379)	—	(255)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	58	(29)	397	(1,499)
Total derivatives	$712	$(408)	$397	$(1,754)

Asset derivatives related to interest rate contracts and foreign exchange contracts are recorded in other assets and prepaid expenses and other current assets, respectively, in the accompanying consolidated balance sheets. Liability derivatives related to

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest rate contracts and foreign exchange contracts are recorded in other liabilities and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

The following table sets forth the (loss) gain recorded in accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2017 and 2016 for derivatives held by the Company and designated as hedging instruments.

	2017	2016
Cash flow hedges:
Interest rate contracts	$460	$174
Foreign exchange contracts	(161)	(516)
	$299	$(342)

Amounts related to the interest rate swaps included within accumulated other comprehensive income (loss) that were reclassified to expense during the years ended December 31, 2017 and 2016 resulted in a fixed rate of interest plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings. The fixed rate of interest was 1.92% for the period covered by the Swap, which matures in January 2022, and 1.03% for the Swaps, which matured in April 2017. Additionally, there were no amounts recognized in income for hedge ineffectiveness during the years ended December 31, 2017 and 2016.

The following table sets forth the net (loss) gains recorded in other expense (income), net in the consolidated statements of income for the years ended December 31, 2017 and 2016 for non-designated derivatives held by the Company. Such amounts were substantially offset by the net (gain) loss recorded on the underlying hedged asset or liability, also recorded in other expense (income), net.

	2017	2016
Foreign exchange contracts	$(16,813)	$2,297

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

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis as of December 31, 2017 and 2016:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2017
Asset derivatives	$712	$—	$712	$—
Liability derivatives	(408)	—	(408)	—
Bank acceptances	16,092	—	16,092	—
Rabbi trust assets	2,554	2,554	—	—
	$18,950	$2,554	$16,396	$—
December 31, 2016
Asset derivatives	$397	$—	$397	$—
Liability derivatives	(1,754)	—	(1,754)	—
Bank acceptances	9,690	—	9,690	—
Rabbi trust assets	2,216	2,216	—	—
	$10,549	$2,216	$8,333	$—

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

The Company has various defined contribution plans, the largest of which is its Retirement Savings Plan. Most U.S. salaried and non-union hourly employees are eligible to participate in this plan. See Note 16 for further discussion of the Retirement Savings Plan. The Company also maintains various other defined contribution plans which cover certain other employees. Company contributions under these plans are based primarily on the performance of the business units and employee compensation. Contribution expense under these other defined contribution plans was $6,644, $5,907 and $5,347 in 2017, 2016 and 2015, respectively.

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

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides other medical, dental and life insurance postretirement benefits for certain of its retired employees in the U.S. and Canada. It is the Company’s practice to fund these benefits as incurred.

The accompanying balance sheets reflect the funded status of the Company’s defined benefit pension plans at December 31, 2017 and 2016, respectively. Reconciliations of the obligations and funded status of the plans follow:

	2017			2016
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Benefit obligation, January 1	$389,613	$104,339	$493,952	$385,629	$75,406	$461,035
Service cost	3,931	2,124	6,055	3,892	1,503	5,395
Interest cost	17,151	1,668	18,819	17,523	1,971	19,494
Amendments	1,233	27	1,260	2,405	(174)	2,231
Actuarial loss (gain)	28,350	(4,397)	23,953	6,661	10,814	17,475
Benefits paid	(24,909)	(4,240)	(29,149)	(26,497)	(4,691)	(31,188)
Transfers in	—	2,743	2,743	—	25,968	25,968
Plan curtailments	—	(7,030)	(7,030)	—	—	—
Plan settlements	—	(21,074)	(21,074)	—	—	—
Participant contributions	—	1,355	1,355	—	1,444	1,444
Foreign exchange rate changes	—	7,226	7,226	—	(7,902)	(7,902)
Benefit obligation, December 31	415,369	82,741	498,110	389,613	104,339	493,952
Fair value of plan assets, January 1	331,260	85,652	416,912	326,829	68,553	395,382
Actual return on plan assets	56,131	6,150	62,281	13,051	7,276	20,327
Company contributions	12,896	2,027	14,923	17,877	2,224	20,101
Participant contributions	—	1,355	1,355	—	1,444	1,444
Benefits paid	(24,909)	(4,240)	(29,149)	(26,497)	(4,691)	(31,188)
Plan settlements	—	(20,857)	(20,857)	—	—	—
Transfers in	—	2,743	2,743	—	18,320	18,320
Foreign exchange rate changes	—	6,230	6,230	—	(7,474)	(7,474)
Fair value of plan assets, December 31	375,378	79,060	454,438	331,260	85,652	416,912
Underfunded status, December 31	$(39,991)	$(3,681)	$(43,672)	$(58,353)	$(18,687)	$(77,040)

In 2017, the Company authorized the closure of it's FOBOHA facility located in Muri, Switzerland, resulting in the pension curtailments and settlements noted above. See Note 8 of the Consolidated Financial Statements for additional information related to this Closure.

Projected benefit obligations related to pension plans with benefit obligations in excess of plan assets follow:

	2017			2016
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Projected benefit obligation	$311,320	$40,931	$352,251	$389,613	$61,060	$450,673
Fair value of plan assets	267,087	26,205	293,292	331,260	39,356	370,616

Information related to pension plans with accumulated benefit obligations in excess of plan assets follows:

	2017			2016
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Projected benefit obligation	$40,572	$40,931	$81,503	$389,613	$61,014	$450,627
Accumulated benefit obligation	40,090	40,877	80,967	378,431	59,568	437,999
Fair value of plan assets	4,797	26,205	31,002	331,260	39,356	370,616

The accumulated benefit obligation for all defined benefit pension plans was $485,777 and $481,241 at December 31, 2017 and 2016, respectively.

Amounts related to pensions recognized in the accompanying balance sheets consist of:

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2017			2016
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Other assets	$4,242	$11,045	$15,287	$—	$3,017	$3,017
Accrued liabilities	2,823	407	3,230	2,813	367	3,180
Accrued retirement benefits	41,410	14,319	55,729	55,540	21,337	76,877
Accumulated other non-owner changes to equity, net	(84,990)	(13,016)	(98,006)	(91,530)	(19,458)	(110,988)

Amounts related to pensions recognized in accumulated other non-owner changes to equity, net of tax, at December 31, 2017 and 2016, respectively, consist of:

	2017			2016
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Net actuarial loss	$(82,736)	$(13,237)	$(95,973)	$(89,772)	$(19,822)	$(109,594)
Prior service costs	(2,254)	221	(2,033)	(1,758)	364	(1,394)
	$(84,990)	$(13,016)	$(98,006)	$(91,530)	$(19,458)	$(110,988)

The accompanying balance sheets reflect the underfunded status of the Company’s other postretirement benefit plans at December 31, 2017 and 2016. Reconciliations of the obligations and underfunded status of the plans follow:

	2017	2016
Benefit obligation, January 1	$36,853	$41,706
Service cost	83	122
Interest cost	1,561	1,766
Actuarial loss (gain)	3,806	(3,495)
Benefits paid	(7,251)	(5,621)
Participant contributions	2,209	2,281
Foreign exchange rate changes	309	94
Benefit obligation, December 31	37,570	36,853
Fair value of plan assets, January 1	—	—
Company contributions	5,042	3,340
Participant contributions	2,209	2,281
Benefits paid	(7,251)	(5,621)
Fair value of plan assets, December 31	—	—
Underfunded status, December 31	$37,570	$36,853

Amounts related to other postretirement benefits recognized in the accompanying balance sheets consist of:

	2017	2016
Accrued liabilities	$5,064	$5,081
Accrued retirement benefits	32,506	31,772
Accumulated other non-owner changes to equity, net	(5,838)	(3,582)

Amounts related to other postretirement benefits recognized in accumulated other non-owner changes to equity, net of tax, at December 31, 2017 and 2016 consist of:

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2017	2016
Net actuarial loss	$(5,746)	$(3,532)
Prior service loss	(92)	(50)
	$(5,838)	$(3,582)

The sources of changes in accumulated other non-owner changes to equity, net, during 2017 were:

	Pension	Other Postretirement Benefits
Prior service cost	$(800)	$—
Net (loss) gain	7,787	(2,392)
Amortization of prior service (credits) costs	117	(43)
Amortization of actuarial loss	7,140	170
Foreign exchange rate changes	(1,262)	9
	$12,982	$(2,256)

Weighted-average assumptions used to determine benefit obligations as of December 31, are:

	2017	2016
U.S. plans:
Discount rate	3.90%	4.50%
Increase in compensation	2.56%	2.56%
Non-U.S. plans:
Discount rate	1.90%	1.60%
Increase in compensation	2.17%	2.29%

The investment strategy of the plans is to generate a consistent total investment return sufficient to pay present and future plan benefits to retirees, while minimizing the long-term cost to the Company. Target allocations for asset categories are used to earn a reasonable rate of return, provide required liquidity and minimize the risk of large losses. Targets may be adjusted, as necessary, to reflect trends and developments within the overall investment environment. The weighted-average target investment allocations by asset category were as follows during 2017: 65% in equity securities and 35% in fixed income securities, including cash.

The fair values of the Company’s pension plan assets at December 31, 2017 and 2016, by asset category are as follows:

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Fair Value Measurements Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Cash and short-term investments	$10,731	$10,731	$—	$—
Equity securities:
U.S. large-cap	46,786	—	46,786	—
U.S. mid-cap	15,576	15,576	—	—
U.S. small-cap	16,157	16,157	—	—
International equities	159,803	—	159,803	—
Global equity	51,945	51,945	—	—
Fixed income securities:
U.S. bond funds	109,033	—	109,033	—
International bonds	41,742	—	41,742	—
Other	2,665	—	—	2,665
	$454,438	$94,409	$357,364	$2,665
December 31, 2016
Cash and short-term investments	3,207	3,207	—	—
Equity securities:
U.S. large-cap	39,162	—	39,162	—
U.S. mid-cap	12,724	12,724	—	—
U.S. small-cap	19,551	19,551	—	—
International equities	135,514	—	135,514	—
Global equity	47,445	47,445	—	—
Fixed income securities:
U.S. bond funds	103,399	—	103,399	—
International bonds	53,783	—	53,783	—
Other	2,127	—	—	2,127
	$416,912	$82,927	$331,858	$2,127

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

The Company expects to contribute approximately $4,600 to the pension plans in 2018. No contributions to the U.S. Qualified pension plans, specifically, are required, and the Company does not currently plan to make any discretionary contributions to such plans in 2018.

The following are the estimated future net benefit payments, which include future service, over the next 10 years:

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pensions	Other Postretirement Benefits
2018	$29,261	$3,653
2019	29,243	3,485
2020	29,086	3,204
2021	29,205	3,014
2022	29,378	2,848
Years 2023-2027	144,074	11,722
Total	$290,247	$27,926

Pension and other postretirement benefit costs consist of the following:

	Pensions			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Service cost	$6,055	$5,395	$5,508	$83	$122	$145
Interest cost	18,819	19,494	20,019	1,561	1,766	1,836
Expected return on plan assets	(28,082)	(30,302)	(32,404)	—	—	—
Amortization of prior service cost (credit)	446	210	305	(68)	(373)	(564)
Recognized losses	10,557	10,791	15,004	276	535	1,011
Curtailment gain	(7,217)	—	—	—	—	—
Settlement (gain) loss	(119)	—	9,939	—	—	—
Net periodic benefit cost	$459	$5,588	$18,371	$1,852	$2,050	$2,428

In 2015, the Company announced a limited-time program offering (the "Program") to certain eligible, vested, terminated participants ("eligible participants") for a voluntary lump-sum pension payout or reduced annuity option that, if accepted, would settle the Company's pension obligation to them. The Program provided the eligible participants with a limited time opportunity of electing to receive a lump-sum settlement of their remaining pension benefit, or reduced annuity. The resultant pre-tax settlement charge of $9,856 represents accelerated amortization of actuarial losses and is included the settlement loss above. This settlement charge was reflected within costs of sales and selling and administrative expenses within the Consolidated Statements of Income.

The Closure of the Company's FOBOHA facility located in Muri, Switzerland, as discussed above, resulted in a pre-tax curtailment gain of $7,217 during the 2017 period. See Note 8 of the Consolidated Financial Statements.

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other non-owner changes to equity into net periodic benefit cost in 2018 are $11,222 and $562, respectively. The estimated net actuarial loss and prior service credit for other defined benefit postretirement plans that will be amortized from accumulated other non-owner changes to equity into net periodic benefit cost in 2018 are $641 and $20, respectively.

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, are:

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2017	2016	2015
U.S. plans:
Discount rate	4.50%	4.65%	4.25%
Long-term rate of return	7.75%	8.25%	8.25%
Increase in compensation	2.56%	3.71%	3.71%
Non-U.S. plans:
Discount rate	1.60%	2.80%	2.74%
Long-term rate of return	3.59%	4.73%	5.00%
Increase in compensation	2.29%	2.71%	2.72%

The expected long-term rate of return is based on consideration of projected rates of return and the historical rates of return of published indices that reflect the plans’ target asset allocation.

The Company’s accumulated postretirement benefit obligations, exclusive of pensions, take into account certain cost-sharing provisions. The annual rate of increase in the cost of covered benefits (i.e., health care cost trend rate) is assumed to be 6.86% and 6.44% at December 31, 2017 and 2016, respectively, decreasing gradually to a rate of 4.50% by December 31, 2038. A one percentage point change in the assumed health care cost trend rate would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on postretirement benefit obligation	$261	$(242)
Effect on postretirement benefit cost	11	(10)

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

Contributions related to the individually insignificant multi-employer plans, as disclosure is required pursuant to the applicable accounting standards, are as follows:

	Contributions by the Company
Pension Fund:	2017	2016	2015
Swedish Pension Plan	739	$673	$343
Total Contributions	$739	$673	$343

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

Refer to Note 16 for a description of the Company’s stock-based compensation plans and their general terms. As of December 31, 2017, incentives have been awarded in the form of performance share awards and restricted stock unit awards (collectively, “Rights”) and stock options. The Company has elected to use the straight-line method to recognize compensation costs. Stock options and awards typically vest over a period ranging from six months to five years. The maximum term of stock option awards is 10 years. Upon exercise of a stock option or upon vesting of Rights, shares may be issued from treasury shares held by the Company or from authorized shares.

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

The Company elected to early adopt this guidance in the third quarter of 2016. This adoption requires the Company to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The most significant impact of adoption was the recognition of excess tax benefits in the provision for income taxes rather than through equity for all periods in fiscal year 2016. This resulted in the recognition of excess tax benefits in the provision for income taxes of $2,229 for the year ended December 31, 2016. In 2015, the Company recorded $2,667 of excess tax benefits for current year tax deductions in additional paid-in capital, as was required pursuant to the earlier accounting guidance. In connection with the additional amendments within the amended guidance, the Company recognized state tax loss carryforwards in the amount of $198, which impacted retained earnings as of January 1, 2016. The cumulative effect of this change is required to be recorded in retained earnings. The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

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

During 2017, 2016 and 2015, the Company recognized $12,285, $11,493, and $9,258 respectively, of stock-based compensation cost and $4,579, $4,284, and $3,451 respectively, of related tax benefits in the accompanying consolidated statements of income. Additionally, the Company recognized excess tax benefits in the tax provision of $2,463 and $2,229 in 2017 and 2016, respectively. The Company has realized all available tax benefits related to deductions from excess stock awards exercised or restricted stock unit awards and performance share awards vested. At December 31, 2017, the Company had $12,940 of unrecognized compensation costs related to unvested awards which are expected to be recognized over a weighted average period of 2.85 years.

The following table summarizes information about the Company’s stock option awards during 2017:

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Shares	Weighted-Average Exercise Price
Outstanding, January 1, 2017	589,160	$28.67
Granted	131,416	47.80
Exercised	(84,393)	23.28
Forfeited	(17,403)	39.82
Outstanding, December 31, 2017	618,780	33.15

The following table summarizes information about stock options outstanding at December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Life (Years)	Average Exercise Price	Number of Shares	Average Exercise Price
$11.45 to $15.83	67,130	1.5	$13.43	67,130	$13.43
$20.69 to $26.32	77,955	4.2	23.56	77,955	23.56
$26.38 to $30.71	146,828	7.5	30.26	58,173	29.58
$34.92 to $37.13	195,005	6.9	36.40	142,844	36.59
$38.93 to $63.38	131,862	9.0	47.28	5,750	38.96

The Company received cash proceeds from the exercise of stock options of $1,964, $4,184 and $11,022 in 2017, 2016 and 2015, respectively. The total intrinsic value (the amount by which the stock price exceeds the exercise price of the option on the date of exercise) of the stock options exercised during 2017, 2016 and 2015 was $2,887, $4,464 and $8,331, respectively.

The weighted-average grant date fair value of stock options granted in 2017, 2016 and 2015 was $10.31, $7.01 and $8.86, respectively. The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2017	2016	2015
Risk-free interest rate	1.90%	1.20%	1.58%
Expected life (years)	5.3	5.3	5.3
Expected volatility	26.1%	29.1%	31.1%
Expected dividend yield	1.82%	1.94%	2.06%

The risk-free interest rate is based on the term structure of interest rates at the time of the option grant. The expected life represents an estimate of the period of time that options are expected to remain outstanding. Assumptions of expected volatility of the Company’s common stock and expected dividend yield are estimates of future volatility and dividend yields based on historical trends.

The following table summarizes information about stock options outstanding that are expected to vest and stock options outstanding that are exercisable at December 31, 2017:

Options Outstanding, Expected to Vest				Options Outstanding, Exercisable
Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term (Years)	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term (Years)
598,986	$33.15	$18,041	6.58	351,852	$28.16	$12,352	5.16

The following table summarizes information about the Company’s Rights during 2017:

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Service Based Rights		Service and Performance Based Rights		Service and Market Based Rights
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Outstanding, January 1, 2017	347,304	$31.86	172,042	$34.74	116,746	$52.24
Granted	122,696	50.30	43,506	47.69	43,506	74.20
Forfeited	(14,573)	37.77	(4,660)	57.83	(4,363)	43.39
Additional Earned	—	—	18,370	37.00	3,946	50.45
Issued	(144,903)	57.80	(73,364)	37.00	(31,443)	50.45
Outstanding, December 31, 2017	310,524		155,894		128,392

The Company granted 122,696 restricted stock unit awards and 87,012 performance share awards in 2017. All of the restricted stock unit awards vest upon meeting certain service conditions. "Additional Earned" reflects performance share awards earned above target that have been issued. The performance share awards are part of the long-term Performance Share Award Program (the "Awards Program"), which is designed to assess the long-term Company performance relative to the performance of companies included in the Russell 2000 Index or to pre-established goals. The performance goals are independent of each other and based on equally weighted metrics. For awards granted in 2015, the metrics included the Company's total shareholder return ("TSR"), operating income before depreciation and amortization growth ("EBITDA growth") and return on invested capital ("ROIC"). For awards granted in 2016 and 2017, the metrics included TSR and ROIC. The TSR and EBITDA growth metrics are designed to assess the long-term Company performance relative to the performance of companies included in the Russell 2000 Index over a three year period. ROIC is designed to assess the Company’s performance compared to pre-established goals over a three year performance period. The participants can earn from zero to 250% of the target award and the award includes a forfeitable right to dividend equivalents, which are not included in the aggregate target award numbers. Compensation expense for the awards is recognized over the three year service period based upon the value determined under the intrinsic value method for the Earnings per share growth, EBITDA growth and ROIC portions of the award and the Monte Carlo simulation valuation model for the TSR portion of the award since it contains a market condition. The assumptions used to determine the weighted-average fair values of the market based portion of the 2017 awards include a 1.40% risk-free interest rate and a 24.76% expected volatility rate.

Compensation expense for the TSR portion of the awards is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the TSR performance goal. Compensation expense for the Earnings per share growth, EBITDA growth and the ROIC portions of the awards is recorded each period based upon a probability assessment of achieving the goals with a final adjustment at the end of the service period based upon the actual achievement of those performance goals.

13. Income Taxes

The components of Income from continuing operations before income taxes and Income taxes follow:

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2017	2016	2015
Income from continuing operations before income taxes:
U.S.	$3,082	$34,129	$11,525
International	192,617	148,492	146,421
Income from continuing operations before income taxes	$195,699	$182,621	$157,946
Income tax provision:
Current:
U.S. – federal	$77,799	$7,215	$(210)
U.S. – state	1,762	755	2,019
International	48,032	41,516	32,217
	127,593	49,486	34,026
Deferred:
U.S. – federal	$9,596	$6,091	$7,670
U.S. – state	819	1,060	(1,137)
International	(1,724)	(9,617)	(3,993)
	8,691	(2,466)	2,540
Income taxes	$136,284	$47,020	$36,566

On December 22, 2017 the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The Act reduced the U.S. Corporate income tax rate from 35% to 21%, effective January 1, 2018. As required, the Company re-measured its U.S. deferred tax assets and liabilities as of December 31, 2017, applying the reduced U.S. Corporate income tax rate. As a result, the Company recorded a provisional adjustment of $4,152 to net expense, with a corresponding reduction to the U.S. net deferred asset. The Company was capable of reasonably estimating the impact of the reduction to the U.S. Corporate tax rate on the deferred tax balances, however the estimate may be affected by other aspects of the Act, such as the calculation of deferred foreign income and the state effect of adjustments made to federal temporary differences.

The Act taxes certain unrepatriated earnings and profits (“E&P”) of our foreign subsidiaries. In order to determine the Transition Tax we must determine, along with other information, the amount of our accumulated post 1986 E&P for our foreign subsidiaries, as well as the non U.S. income tax paid by those subsidiaries on such E&P. We were capable of reasonably estimating the Transition Tax and recorded a provisional Transition Tax expense of $86,707. However, we continue to gather information which may adjust the computed Transition Tax. Furthermore, certain provisions of the Act are ambiguous as to the details of the computation of the Transition tax, thereby requiring us to await further guidance from the U.S. Treasury Department and the Internal Revenue Service.
As a result of the Transition Tax the Company will be recording income as if the earnings had been repatriated. This income may be subject to additional taxation at the state level. We were able to make a reasonable estimate of the state taxation of these earnings and recorded a provisional expense of $1,423. While we were able to make a reasonable estimate of the impact of state taxation on the deemed repatriation of deferred foreign income, it may be affected by changes in the computation resulting from the gathering of additional information as well as future guidance provided by the state tax authorities.
U.S. Tax Reform required the mandatory deemed repatriation of certain undistributed earnings of the Company’s international subsidiaries as of December 31, 2017. If the earnings were distributed in the form of cash dividends, the Company would not be subject to additional U.S. income taxes but could be subject to foreign income and withholding taxes. Under accounting standards (ASC 740) a deferred tax liability is not recorded for the excess of the tax basis over the financial reporting (book) basis of an investment in a foreign subsidiary if the indefinite reinvestment criteria is met. On December 31, 2017, the Company's unremitted foreign earnings were $1,228,170. Pursuant to SAB 118, if an entity has completed all or portions of its assessment and has made a decision to repatriate and has the ability to reasonably estimate the effects of that assessment, that entity should record a provisional expense and disclose the status of its efforts. The Company is continuing to evaluate its indefinite assertions related to its foreign earnings, but expects to repatriate certain earnings which would be subject to withholding and foreign income tax. For amounts currently expected to be repatriated, the Company recorded a provisional expense of $6,932. These amounts are provisional in nature given the uncertainty related to the taxation of the distributions under the Act and the finalization of the Company’s analysis on its indefinite reinvestment assertion. During 2017, the

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company repatriated a dividend from a portion of current year foreign earnings to the U.S. in the amount of $7,250. The dividend was not taxable in the U.S. as the amount was included within the Transition Tax.

Deferred income tax assets and liabilities at December 31 consist of the tax effects of temporary differences related to the following:

	2017	2016
Deferred tax assets:
Pension	$13,255	$27,410
Tax loss carryforwards	16,078	16,686
Inventory valuation	10,568	15,518
Other postretirement/postemployment costs	9,440	14,071
Accrued Compensation	5,743	10,121
Other	4,018	6,489
Valuation allowance	(10,223)	(14,957)
Total deferred tax assets	48,879	75,338
Deferred tax liabilities:
Depreciation and amortization	(82,422)	(89,198)
Goodwill	(9,440)	(14,871)
Other	(18,361)	(12,282)
Total deferred tax liabilities	(110,223)	(116,351)
Net deferred tax liabilities	$(61,344)	$(41,013)

In the first quarter of 2016, the Company prospectively adopted the amended guidance related to the balance sheet classification of deferred income taxes. The amended guidance removed the requirement to separate and classify deferred income tax liabilities and assets into current and non-current amounts and required an entity to now classify all deferred tax liabilities and assets as non-current. The provisions of the amended guidance were adopted on a prospective basis during the first quarter of 2016. Amounts related to deferred taxes in the balance sheets as of December 31, 2017 and 2016 are presented as follows:

	2017	2016
Non-current deferred tax assets	$12,161	$25,433
Non-current deferred tax liabilities	(73,505)	(66,446)
Net deferred tax liabilities	$(61,344)	$(41,013)

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

Management believes that sufficient taxable income should be earned in the future to realize the net deferred tax assets principally in the United States. The realization of these assets is dependent in part on the amount and timing of future taxable income in the jurisdictions where deferred tax assets reside. The Company has tax loss carryforwards of $62,285; $3,224 which relates to U.S tax loss carryforwards which have carryforward periods up to 20 years for federal purposes and ranging from one to 20 years for state purposes; $46,255 of which relates to international tax loss carryforwards with carryforward periods ranging from one to 20 years; and $12,806 of which relates to international tax loss carryforwards with unlimited carryforward periods. In addition, the Company has tax credit carryforwards of $144 with remaining carryforward periods ranging from one year to 5 years. As the ultimate realization of the remaining net deferred tax assets is dependent upon future taxable income, if such future taxable income is not earned and it becomes necessary to recognize a valuation allowance, it could result in a

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

material increase in the Company’s tax expense which could have a material adverse effect on the Company’s financial condition and results of operations.

Management is required to assess whether its valuation allowance analysis is affected by various components of the Act including the deemed mandatory repatriation of foreign income for the Transition Tax, future GILTI inclusions and changes to the NOL and FTC rules. Since the Company has recorded provisional amounts related to certain portions of the Act, any corresponding determination of the need for or change in a valuation allowance would be provisional.

A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate from continuing operations follows:

	2017	2016	2015
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes (net of federal benefit)	0.1	0.4	0.2
Transition Tax	45.0	—	—
U.S. Corporate Tax Rate change	2.1	—	—
Indefinite Reinvestment Assertion	3.5	—	—
Foreign operations taxed at different rates	(11.5)	(10.9)	(12.9)
Foreign losses without tax benefit	1.5	0.7	1.1
Repatriation from current year foreign earnings	—	1.6	4.3
Tax withholding refund	—	—	(1.9)
Tax Holidays	(0.8)	(1.2)	(3.2)
Stock awards excess tax benefit	(1.2)	(1.2)	—
Swiss Legal Entity Reduction	(3.4)	—	—
Audit Settlements	(2.7)	—	—
Other	2.0	1.3	0.6
Consolidated effective income tax rate	69.6%	25.7%	23.2%

Payment of the Transition Tax assessed is required over an eight-year period. The short-term portion of the Transition Tax payable, $6,937, has been included within Accrued Liabilities on the Consolidated Balance Sheet as of December 31, 2017. The long-term portion of the assessment, $79,770, is included as a Long-term tax liability on the Consolidated Balance Sheet and is payable as follows: $6,937 annually in 2019 through 2022; $13,005 in 2023; $17,341 in 2024 and $21,676 in 2025.
The Aerospace and Industrial Segments were previously awarded a number of multi-year tax holidays in both Singapore and China. Tax benefits of $1,540 ($0.03 per diluted share), $2,245 ($0.04 per diluted share) and $5,000 ($0.09 per diluted share) were realized in 2017, 2016 and 2015, respectively. These holidays are subject to the Company meeting certain commitments in the respective jurisdictions. Most tax holidays expired in 2017.

Income taxes paid globally, net of refunds, were $51,548, $40,842 and $31,895 in 2017, 2016 and 2015, respectively.

As of December 31, 2017, 2016 and 2015, the total amount of unrecognized tax benefits recorded in the consolidated balance sheet was $9,209, $13,320 and $10,634, respectively, which, if recognized, would have reduced the effective tax rate in prior years, with the exception of amounts related to acquisitions. A reconciliation of the unrecognized tax benefits for 2017, 2016 and 2015 follows:

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2017	2016	2015
Balance at January 1	$13,320	$10,634	$8,560
Increase (decrease) in unrecognized tax benefits due to:
Tax positions taken during prior periods	1,141	—	1,691
Tax positions taken during the current period	778	117	—
Acquisition	—	2,569	598
Settlements	(4,162)	—	—
Lapse of the applicable statute of limitations	(1,868)	—	(215)
Balance at December 31	$9,209	$13,320	$10,634

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company recognized interest and penalties as a component of income taxes of $(257), $(337), and $616 in the years 2017, 2016 and 2015 respectively. The liability for unrecognized tax benefits includes gross accrued interest and penalties of $1,576, $1,838 and $1,923 at December 31, 2017, 2016 and 2015, respectively.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by various taxing authorities, including the IRS in the U.S. and the taxing authorities in other major jurisdictions including China, Germany, Singapore, Sweden and Switzerland. With a few exceptions, tax years remaining open to examination in significant foreign jurisdictions include tax years 2010 and forward and for the U.S. include tax years 2014 and forward. The Company has received the audit report but not the final assessment in Germany for tax years 2010 to 2014 and is also under audit in several states for the period 2013 to 2014.
14. Common Stock

There were no shares of common stock issued from treasury in 2017, 2016 or 2015.

In 2017, 2016 and 2015, the Company acquired 677,100 shares, 550,994 shares and 1,352,596 shares, respectively, of the Company’s common stock at a cost of $40,791, $20,520 and $52,103, respectively. These amounts exclude shares reacquired to pay for the related income tax upon issuance of shares in accordance with the terms of the Company’s stockholder-approved equity compensation plans and the equity rights granted under those plans ("Reacquired Shares"). These Reacquired Shares were placed in treasury.

In 2017, 2016 and 2015, 341,837 shares, 621,259 shares and 841,164 shares of common stock, respectively, were issued from authorized shares for the exercise of stock options, various other incentive awards and purchases by the Company's Employee Stock Purchase Plan.

15. Preferred Stock

At December 31, 2017 and 2016, the Company had 3,000,000 shares of preferred stock authorized, none of which were outstanding.

16. Stock Plans

Most U.S. salaried and non-union hourly employees are eligible to participate in the Company’s 401(k) plan (the "Retirement Savings Plan"). The Retirement Savings Plan provides for the investment of employer and employee contributions in various investment alternatives including the Company’s common stock, at the employee’s direction. The Company contributes an amount equal to 50% of employee contributions up to 6% of eligible compensation. The Company expenses all contributions made to the Retirement Savings Plan. Effective January 1, 2013, the Retirement Savings Plan was amended to provide certain salaried employees hired on or after January 1, 2013 with an additional annual retirement contribution of 4% of eligible earnings. The Company recognized expense of $4,088, $3,660 and $3,666 in 2017, 2016 and 2015, respectively. As of December 31, 2017, the Retirement Savings Plan held 1,124,360 shares of the Company’s common stock.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has an Employee Stock Purchase Plan (“ESPP”) under which eligible employees may elect to have up to the lesser of $25 or 10% of base compensation deducted from their payroll checks for the purchase of the Company’s common stock at 95% of the average market value on the date of purchase. The maximum number of shares which may be purchased under the ESPP is 4,550,000. The number of shares purchased under the ESPP was 7,734, 11,804 and 11,246 in 2017, 2016 and 2015, respectively. The Company received cash proceeds from the purchase of these shares of $444, $427 and $403 in 2017, 2016 and 2015, respectively. As of December 31, 2017, 277,671 additional shares may be purchased.

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

The 2014 Barnes Group Stock and Incentive Award Plan (the “2014 Plan”) was approved on May 9, 2014 by the Company's stockholders. The 2014 Plan permits the issuance of incentive awards, stock option grants and stock appreciation rights to eligible participants to purchase up to 6,913,978 shares of common stock. The amount includes shares available for purchase under the 1991, 2000, and 2004 Plans which were merged into the 2014 Plan. The 2014 Plan allows for stock options and stock appreciation rights to be issued at a ratio of 1:1 and other types of incentive awards at a ratio of 2.84:1 from the shares available for future grants. As of December 31, 2017, there were 5,628,950 shares available for future grants under the 2014 Plan, inclusive of Shares Reacquired and shares made available through 2017 forfeitures. As of December 31, 2017, there were 1,224,275 shares of common stock outstanding to be issued upon the exercise of stock options and the vesting of Rights.

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

Under the Non-Employee Director Deferred Stock Plan, as amended, each non-employee director who joined the Board of Directors prior to December 15, 2005 was granted the right to receive 12,000 shares of the Company’s common stock upon retirement. In 2017, 2016 and 2014, $20, $21 and $26, respectively, of dividend equivalents were paid in cash related to these shares. Compensation cost related to this plan was $9, $28 and $16 in 2017, 2016 and 2015, respectively. There are 36,000 shares reserved for issuance under this plan. Each non-employee director who joined the Board of Directors subsequent to December 15, 2005 received restricted stock units under the respective 2004 or 2014 Plans that have a grant date value of $50 that vest three years after the date of grant.

Total maximum shares reserved for issuance under all stock plans aggregated 7,166,895 at December 31, 2017.

17. Weighted Average Shares Outstanding

Net income per common share is computed in accordance with accounting standards related to earnings per share. Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the year. Share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, as such, should be included in the calculation of basic earnings per share. The Company’s restricted stock unit awards which contain nonforfeitable rights to dividends are considered participating securities. Diluted earnings per share reflects the assumed exercise and conversion of all dilutive securities. Shares held by the Retirement Savings Plan are considered outstanding for both basic and diluted earnings per share. There are no significant adjustments to net income for purposes of computing income available to common stockholders for the years ended December 31, 2017, 2016 and 2015. A reconciliation of the weighted-average number of common shares outstanding used in the calculation of basic and diluted earnings per share follows:

	Weighted-Average Common Shares Outstanding
	2017	2016	2015
Basic	54,073,407	54,191,013	55,028,063
Dilutive effect of:
Stock options	258,052	166,986	206,778
Performance share awards	273,839	273,314	278,378
Diluted	54,605,298	54,631,313	55,513,219

The calculation of weighted-average diluted shares outstanding excludes all anti-dilutive shares. During 2017, 2016 and 2015, the Company excluded 46,450, 262,336 and 214,032 stock awards, respectively, from the calculation of diluted weighted-average shares outstanding as the stock awards were considered anti-dilutive.

18. Changes in Accumulated Other Comprehensive Income by Component

The following tables set forth the changes in accumulated other comprehensive income by component for the years ended December 31, 2017 and December 31, 2016:

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2017	$(227)	$(114,570)	$(86,031)	$(200,828)
Other comprehensive (loss) income before reclassifications to consolidated statements of income	(231)	3,342	83,404	86,515
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	530	7,384	—	7,914
Net current-period other comprehensive income	299	10,726	83,404	94,429
December 31, 2017	$72	$(103,844)	$(2,627)	$(106,399)

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total

January 1, 2016	$115	$(105,703)	$(37,664)	$(143,252)
Other comprehensive loss before reclassifications to consolidated statements of income	(739)	(16,137)	(48,367)	(65,243)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	397	7,270	—	7,667
Net current-period other comprehensive loss	(342)	(8,867)	(48,367)	(57,576)
December 31, 2016	$(227)	$(114,570)	$(86,031)	$(200,828)

The following table sets forth the reclassifications out of accumulated other comprehensive income by component for the years ended December 31, 2017 and December 31, 2016:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	2017	2016
Gains and losses on cash flow hedges
Interest rate contracts	$(545)	$(557)	Interest expense
Foreign exchange contracts	(242)	(61)	Net sales
	(787)	(618)	Total before tax
	257	221	Tax benefit
	(530)	(397)	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service (cost) credits, net	$(378)	$163	(A)
Amortization of actuarial losses	(10,833)	(11,326)	(A)
Curtailment gain	187	—	(A)
Settlement loss	(142)	—	(A)
	(11,166)	(11,163)	Total before tax
	3,782	3,893	Tax benefit
	(7,384)	(7,270)	Net of tax

Total reclassifications in the period	$(7,914)	$(7,667)
(A) These accumulated other comprehensive income components are included within the computation of net periodic Pension and Other Postretirement Benefits cost. See Note 11.
19. Information on Business Segments

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

Industrial competes with a broad base of large and small companies engaged in the manufacture and sale of custom metal components, products and assemblies, precision molds, and hot runner systems. Industrial competes on the basis of value to customer, quality, service, reliability of supply, engineering and technical capability, geographic reach, product breadth, innovation, design, and price. Industrial has manufacturing, distribution and assembly operations in the United States, Brazil, China, Germany, Italy, Mexico, Singapore, Sweden, Switzerland and the United Kingdom. Industrial also has sales and service operations in the United States, Brazil, Canada, Czech Republic, China/Hong Kong, France, Germany, India, Italy, Japan, Mexico, the Netherlands, Portugal, Singapore, Slovakia, South Africa, South Korea, Spain, Switzerland, Thailand and the United Kingdom.

Aerospace is a global provider of fabricated and precision-machined components and assemblies for original equipment manufacturer ("OEM") turbine engine, airframe and industrial gas turbine builders, and the military. Aerospace Aftermarket includes the jet engine component maintenance overhaul and repair business ("MRO") and the spare parts business. MRO includes our Component Repair Programs ("CRPs") and services many of the world's major turbine engine manufacturers, commercial airlines and the military. The spare parts business includes our revenue sharing programs ("RSPs") under which the Company receives an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program.
Aerospace’s OEM business supplements the leading jet engine OEM capabilities and competes with a large number of fabrication and machining companies. Competition is based on quality, engineering and technical capability, product breadth, new product introduction, timeliness, service and price. Aerospace’s fabrication and machining operations, with facilities in Arizona, Connecticut, Mexico, Michigan, Ohio, Utah and Singapore, produce critical engine and airframe components through technically advanced manufacturing processes.
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

The following table (in millions) sets forth summarized financial information by reportable business segment:

	Industrial	Aerospace	Other	Total Company
Sales
2017	$973.9	$462.6	$—	$1,436.5
2016	824.2	406.5	—	1,230.8
2015	782.3	411.7	—	1,194.0
Operating profit
2017	$127.1	$83.2	$—	$210.3
2016	129.7	62.5	—	192.2
2015	103.0	65.4	—	168.4
Assets
2017	$1,505.4	$667.1	$193.3	$2,365.7
2016	1,356.1	647.8	133.7	2,137.5
2015	1,241.2	654.1	166.5	2,061.9
Depreciation and amortization
2017	$54.8	$33.6	$1.7	$90.2
2016	49.5	30.0	0.7	80.2
2015	46.0	30.8	1.3	78.2
Capital expenditures
2017	$31.0	$27.5	$0.2	$58.7
2016	25.9	21.1	0.5	47.6
2015	28.7	17.2	0.1	46.0
_________________________
Notes:
One customer, General Electric, accounted for 18%, 17% and 18% of the Company’s total revenues in 2017, 2016 and 2015, respectively.
“Other” assets include corporate-controlled assets, the majority of which are cash and deferred tax assets.

A reconciliation of the total reportable segments’ operating profit to income before income taxes follows (in millions):

	2017	2016	2015
Operating profit	$210.3	$192.2	$168.4
Interest expense	14.6	11.9	10.7
Other expense (income), net	—	(2.3)	(0.2)
Income before income taxes	$195.7	$182.6	$157.9

The following table (in millions) summarizes total net sales of the Company by products and services:

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2017	2016	2015
Engineered Components Products	$347.9	$332.6	$342.2
Molding Solutions Products	487.3	376.6	324.6
Nitrogen Gas Products	138.7	115.0	115.5
Aerospace Original Equipment Manufacturer Products	323.4	288.4	295.7
Aerospace Aftermarket Products and Services	139.2	118.2	116.0
Total net sales	$1,436.5	$1,230.8	$1,194.0

The following table (in millions) summarizes total net sales and long-lived assets of the Company by geographic area:

	Domestic	International	Other	Total Company
Sales
2017	$638.6	$868.3	$(70.4)	$1,436.5
2016	562.6	727.4	(59.2)	1,230.8
2015	589.6	661.7	(57.3)	1,194.0
Long-lived assets
2017	$366.7	$1,218.1	$—	$1,584.8
2016	368.2	1,135.5	—	1,503.6
2015	379.2	1,069.9	—	1,449.1
_________________________
Notes:
Germany, with sales of $301.7 million, $238.3 million and $210.5 million in 2017, 2016 and 2015, respectively, represents the only international country with revenues in excess of 10% of the Company's total revenues.
“Other” revenues represent the elimination of intercompany sales between geographic locations, of which approximately 78%, 82% and 82% were sales from international locations to domestic locations in 2017, 2016 and 2015, respectively.
Germany, with long-lived assets of $514.0 million, $449.9 million and $362.7 million as of December 31, 2017, 2016 and 2015, respectively, Singapore, with long-lived assets of $237.6 million, $238.3 million and $246.4 million as of December 31, 2017, 2016 and 2015, respectively and Switzerland, with long-lived assets of $160.0 million, $169.3 million and $167.0 million as of December 31, 2017, 2016 and 2015, respectively, represent the only international countries with long-lived assets that exceeded 10% of the Company's total long-lived assets in those years.

20. Commitments and Contingencies

Leases

The Company has various noncancellable operating leases for buildings, office space and equipment. Rent expense was $15,325, $12,939 and $11,166 for 2017, 2016 and 2015, respectively. Minimum rental commitments under noncancellable leases in years 2018 through 2022 are $11,926, $7,760, $5,613, $4,890 and $2,265, respectively, and $7,372 thereafter. The rental expense and minimum rental commitments of leases with step rent provisions are recognized on a straight-line basis over the lease term.

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. Liabilities related to product warranties and extended warranties were not material as of December 31, 2017 or 2016.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Barnes Group Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Barnes Group Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2017 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for share based compensation in 2016.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PRICEWATERHOUSECOOPERS LLP Hartford, Connecticut
February 20, 2018

We have served as the Company’s auditor since 1994.

QUARTERLY DATA (UNAUDITED)

(Dollars in millions, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)	Full Year(2)
2017
Net sales	$341.8	$364.5	$357.2	$373.0	$1,436.5
Gross profit (1)	122.0	128.0	121.1	126.1	497.2
Operating income	55.7	57.1	47.8	49.6	210.3
Net income	38.3	45.0	35.3	(59.2)	59.4
Per common share:
Basic	0.71	0.83	0.65	(1.10)	1.10
Diluted	0.70	0.82	0.65	(1.10)	1.09
Dividends	0.13	0.14	0.14	0.14	0.55
Market prices (high - low)	$51.97-45.47	$60.74-49.31	$70.84-57.70	$72.87-61.06	$72.87-45.47
2016
Net sales	$288.3	$306.7	$311.6	$324.2	$1,230.8
Gross profit (1)	102.1	109.5	113.0	115.9	440.5
Operating income	41.5	47.5	51.8	51.4	192.2
Net income	28.8	33.2	36.8	36.7	135.6
Per common share:
Basic	0.53	0.61	0.68	0.68	2.50
Diluted	0.53	0.61	0.67	0.67	2.48
Dividends	0.12	0.13	0.13	0.13	0.51
Market prices (high - low)	$35.81-30.07	$37.75-31.13	$41.86-32.55	$49.90-37.88	$49.90-30.07
________________________

(1)	Sales less cost of sales.

(2)
During the fourth quarter of 2017, the Company recorded the effects of the U.S. Tax Reform, resulting in tax expense of $96.7 million, or $1.79 per basic share ($1.79 per diluted share). During the full-year 2017 period, the effects of the U.S. Tax Reform were $1.79 and $1.77 per basic and per diluted share, respectively. See Note 13 of the Consolidated Financial Statements.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework in the “Internal Control - Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2017, which appears on page 72 of this Annual Report on Form 10-K.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to our directors and corporate governance may be found in the “Governance” and "Stock Ownership" sections of our definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 4, 2018 (the “Proxy Statement”). Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

The Company’s executive officers as of the date of this Annual Report are as follows:

Executive Officer	Position	Age as of December 31, 2017

Patrick J. Dempsey	President and Chief Executive Officer	53

Michael A. Beck	Senior Vice President, Barnes Group Inc., and President, Barnes Aerospace	57

Peter A. Gutermann	Senior Vice President, General Counsel and Secretary	58

Dawn N. Edwards	Senior Vice President, Human Resources	49

Scott A. Mayo	Senior Vice President, Barnes Group Inc., and President, Barnes Industrial	50

Christopher J. Stephens, Jr.	Senior Vice President, Finance and Chief Financial Officer	53

Each officer holds office until his or her successor is appointed and qualified or otherwise as provided in the Company’s Amended and Restated By-Laws. No family relationships exist among the executive officers of the Company. Except for Messrs. Beck, Gutermann and Mayo, each of the Company’s executive officers has been employed by the Company or its subsidiaries in an executive or managerial capacity for at least the past five years.

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
Mr. Gutermann was appointed Senior Vice President, General Counsel and Secretary, effective December 11, 2017. Before joining the Company, Mr. Gutermann served as Corporate Vice President, Chief Ethics & Compliance Officer for United Technologies Corporation. Prior to that, Mr. Gutermann held a variety of positions with increasing responsibility within United Technologies Corporation including Vice President & General Counsel, UTC Propulsion/Aerospace Systems; Vice President & General Counsel, Pratt & Whitney; Associate General Counsel, UTC Corporate; Deputy General Counsel, Otis Elevator Company; and Executive Assistant to the UTC Chairman and Chief Executive Officer. Mr. Gutermann began his career as a Litigation Associate with the law firm of Robinson & Cole.

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

Items 11-14.

The information called for by Items 11-14 is incorporated by reference to the "Governance," "Stock Ownership," "Executive Compensation," "Director Compensation in 2017," "Securities Authorized for Issuance Under Equity Compensation Plans," "Related Person Transactions," and "Principal Accountant Fees and Services" sections in our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedule

(a)(1)	The following Financial Statements and Supplementary Data of the Company are set forth herein under Item 8 of this Annual Report:

Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

(a)(2)	See Financial Statement Schedule under Item 15(c).

(a)(3)	See Item 15(b) below.

(b)
The Exhibits required by Item 601 of Regulation S-K are filed as Exhibits to this Annual Report and indexed at pages 84 through 88 of this Annual Report, which index is incorporated herein by reference.

(c)	Financial Statement Schedule.

Item 16. Form 10-K Summary

None.

Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2017, 2016 and 2015
(In thousands)

Allowances for Doubtful Accounts:
Balance January 1, 2015	$3,873
Provision charged to income	1,248
Doubtful accounts written off	(404)
Other adjustments(1)	(632)
Balance December 31, 2015	4,085
Provision charged to income	863
Doubtful accounts written off	(910)
Other adjustments(1)	(46)
Balance December 31, 2016	3,992
Provision charged to income	1,512
Doubtful accounts written off	(297)
Other adjustments(1)	(64)
Balance December 31, 2017	$5,143
________________

(1)	These amounts are comprised primarily of foreign currency translation and other reclassifications.

Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2017, 2016 and 2015
(In thousands)

Valuation Allowance on Deferred Tax Assets:
Balance January 1, 2015	$15,856
Additions charged to income tax expense	1,043
Reductions charged to other comprehensive income	(59)
Reductions credited to income tax expense	(1,216)
Changes due to foreign currency translation	(2,204)
Acquisitions(1)	981
Balance December 31, 2015	14,401
Additions charged to income tax expense	759
Reductions charged to other comprehensive income	(17)
Reductions credited to income tax expense(2)	(5,638)
Changes due to foreign currency translation	(133)
Acquisition(3)	5,585
Balance December 31, 2016	14,957
Additions charged to income tax expense	1,161
Reductions charged to other comprehensive income	(123)
Reductions credited to income tax expense(4)	(6,773)
Changes due to foreign currency translation	1,001
Balance December 31, 2017	$10,223
________________

(1)	The increase in 2015 reflects the valuation allowances recorded at the Thermoplay and Priamus businesses which were acquired in the third and fourth quarters of 2015, respectively.

(2)
The reductions in 2016 relate primarily to net operating losses that were fully valued. These net operating losses have subsequently expired during 2016 (lapse of applicable carry forward periods) and the corresponding valuation allowance was reduced accordingly.

(3)	The increase in 2016 reflects the valuation allowance recorded at the FOBOHA business, which was acquired in the third quarter of 2016.

(4)	The reductions in 2017 relate to the release of valuation allowances associated with net operating losses as a result of the Swiss legal entity reduction.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 20, 2018

BARNES GROUP INC.

By	/S/ PATRICK J. DEMPSEY
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
Director

/S/ WILLIAM J. MORGAN
William J. Morgan
Director

/S/ ANTHONY V. NICOLOSI
Anthony V. Nicolosi
Director

/S/ JOANNA L. SOHOVICH
JoAnna L. Sohovich
Director

/S/ RICHARD J. HIPPLE
Richard J. Hipple
Director

EXHIBIT INDEX

Barnes Group Inc.

Annual Report on Form 10-K
for the Year ended December 31, 2017

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
Incorporated by reference to Exhibit 3.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2013.

3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Company on February 11, 2016.

10.1	(i) Fifth Amended and Restated Senior Unsecured Revolving Credit Agreement, dated September 27, 2011.	Incorporated by reference to Exhibit 4.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2013.

	(ii) Amendment No. 2 and Joinder to Credit Agreement dated as of September 27, 2013 (amending Fifth Amended and Restated Senior Unsecured Revolving Credit Agreement, dated as of September 27, 2011).	Incorporated by reference to Exhibit 4.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2013.

	(iii) Amendment No. 3 to Credit Agreement dated as of October 15, 2014.	Incorporated by reference to Exhibit 10.1(iii) to the Company’s report on Form 10-K for the year ended December 31, 2014.

	(iv) Amendment No. 4 to Credit Agreement dated as of February 2, 2017.	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended March 31, 2017.

10.2
Note Purchase Agreement, dated as of October 15, 2014, among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C).
Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on October 17, 2014.

10.3**	(i) Barnes Group Inc. Management Incentive Compensation Plan, amended October 22, 2008.	Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-K for the year ended December 31, 2016.

	(ii) Barnes Group Inc. Management Incentive Compensation Plan, amended December 27, 2017.	Filed with this report.

10.4**	Barnes Group Inc. Performance-Linked Bonus Plan for Selected Executive Officers, as amended February 8, 2011.	Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-K for the year ended December 31, 2016.

10.5**	(i) Offer Letter between the Company and Patrick Dempsey, dated February 22, 2013.	Incorporated by reference to Exhibit 10.3 to the Company's report on Form 10-Q for the quarter ended March 31, 2013.

Exhibit No.	Description	Reference

	(ii) Amendment to Offer Letter to Patrick Dempsey, dated January 6, 2015.	Incorporated by reference to Exhibit 10.6(ii) to the Company’s report on Form 10-K for the year ended December 31, 2014.

	(iii) Employee Non-Disclosure, Non-Competition, Non-Solicitation and Non-Disparagement Agreement between the Company and Patrick J. Dempsey, dated February 27, 2013.	Incorporated by reference to Exhibit 10.4 to the Company's report on Form 10-Q for the quarter ended March 31, 2013.

10.6**	(i) Amendment to Offer Letter to Christopher J. Stephens, Jr., dated June 7, 2013.	Incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended June 30, 2013.

	(ii) Amendment to Amended Offer Letter to Christopher J. Stephens, Jr., dated February 12, 2014.	Incorporated by reference to Exhibit 10.6(ii) to the Company’s report on Form 10-K for the year ended December 31, 2013.

10.7**	Offer Letter to Scott A. Mayo, dated January 28, 2014.	Incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended March 31, 2014.

10.8**	Offer Letter to James P. Berklas, Jr., dated June 5, 2015.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2015.

10.9**	(i) Barnes Group Inc. Retirement Benefit Equalization Plan, as amended and restated effective January 1, 2013.	Filed with this report.

	(ii) First Amendment to the Barnes Group Inc. Retirement Benefit Equalization Plan dated December 12, 2014.	Incorporated by reference to Exhibit 10.9(ii) to the Company’s report on Form 10-K for the year ended December 31, 2014.

10.10**	(i) Barnes Group Inc. Supplemental Senior Officer Retirement Plan, as amended and restated effective January 1, 2009.	Incorporated by reference to Exhibit 10.10 (i) to the Company’s report on Form 10-K for the year ended December 31, 2016.

	(ii) Amendment to the Barnes Group Inc. Supplemental Senior Officer Retirement Plan dated December 30, 2009.	Incorporated by reference to Exhibit 10.10 (ii) to the Company’s report on Form 10-K for the year ended December 31, 2016.

	(iii) Second Amendment to the Barnes Group Inc. Supplemental Senior Officer Retirement Plan dated December 12, 2014.	Incorporated by reference to Exhibit 10.10(iii) to the Company’s report on Form 10-K for the year ended December 31, 2014.

10.11**	(i) Amended and Restated Supplemental Executive Retirement Plan effective April 1, 2012.	Incorporated by reference to Exhibit 10.11 to the Company’s report on Form 10-K for the year ended December 31, 2016.

	(ii) Amendment 2013-1 to the Barnes Group Inc. Supplemental Executive Retirement Plan dated July 23, 2013.	Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q for the quarter ended June 30, 2013.

	(iii) Amendment 2014-1 to the Barnes Group Inc. Supplemental Executive Retirement Plan dated December 12, 2014.	Incorporated by reference to Exhibit 10.11(iii) to the Company’s report on Form 10-K for the year ended December 31, 2014.

10.12**	Barnes Group Inc. Senior Executive Enhanced Life Insurance Program, as amended and restated effective April 1, 2011.	Incorporated by reference to Exhibit 10.12 to the Company’s report on Form 10-K for the year ended December 31, 2016.

10.13**	Barnes Group Inc. Enhanced Life Insurance Program, as amended and restated effective April 1, 2011.	Incorporated by reference to Exhibit 10.13 to the Company’s report on Form 10-K for the year ended December 31, 2016.
10.14**	Barnes Group Inc. Executive Group Term Life Insurance Program effective April 1, 2011.	Incorporated by reference to Exhibit 10.14 to the Company’s report on Form 10-K for the year ended December 31, 2016.

Exhibit No.	Description	Reference

10.15**	Form of Barnes Group Inc. Executive Officer Severance Agreement, as amended March 31, 2010.	Incorporated by reference to Exhibit 10.15 to the Company’s report on Form 10-K for the year ended December 31, 2016.

10.16**	Form of Barnes Group Inc. Executive Officer Severance Agreement, effective February 19, 2014.	Incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended March 31, 2014.

10.17**	Barnes Group Inc. Executive Separation Pay Plan, as amended and restated effective January 1, 2012.	Incorporated by reference to Exhibit 10.17 to the Company’s report on Form 10-K for the year ended December 31, 2016.

10.18**	(i) Trust Agreement between the Company and Fidelity Management Trust Company (Barnes Group 2009 Deferred Compensation Plan) dated September 1, 2009.	Incorporated by reference to Exhibit 10.18 (i) to the Company’s report on Form 10-K for the year ended December 31, 2016.

	(ii) Amended and Restated Barnes Group 2009 Deferred Compensation Plan effective as of April 1, 2012.	Incorporated by reference to Exhibit 10.18 (ii) to the Company’s report on Form 10-K for the year ended December 31, 2016.

	(iii) First Amendment to the Barnes Group 2009 Deferred Compensation Plan dated December 12, 2014.	Incorporated by reference to Exhibit 10.18(iii) to the Company’s report on Form 10-K for the year ended December 31, 2014.

10.19**	Barnes Group Inc. Non-Employee Director Deferred Stock Plan, as amended and restated December 31, 2008.	Incorporated by reference to Exhibit 10.19 to the Company’s report on Form 10-K for the year ended December 31, 2016.

10.20**	Barnes Group Inc. Directors’ Deferred Compensation Plan, as amended and restated December 31, 2008.	Incorporated by reference to Exhibit 10.20 to the Company’s report on Form 10-K for the year ended December 31, 2016.

10.21**	Form of Amended and Restated Contingent Dividend Equivalent Rights Agreement for Officers.	Incorporated by reference to Exhibit 10.21 to the Company’s report on Form 10-K for the year ended December 31, 2016.

10.22**	Barnes Group Inc. Trust Agreement for Specified Plans.	Incorporated by reference to Exhibit 10.22 to the Company’s report on Form 10-K for the year ended December 31, 2016.

10.23**	Form of Incentive Compensation Reimbursement Agreement between the Company and certain Officers.	Incorporated by reference to Exhibit 10.23 to the Company’s report on Form 10-K for the year ended December 31, 2016.

10.24**	Form of Indemnification Agreement between the Company and its Officers and Directors.	Incorporated by reference to Exhibit 10.24 to the Company’s report on Form 10-K for the year ended December 31, 2016.

10.25**	(i) Barnes Group Inc. Stock and Incentive Award Plan, as amended December 31, 2008.	Incorporated by reference to Exhibit 10.25 (i) to the Company’s report on Form 10-K for the year ended December 31, 2016.

	(ii) Barnes Group Inc. Stock and Incentive Award Plan, as amended March 15, 2010.	Incorporated by reference to Exhibit 10.25 (ii) to the Company’s report on Form 10-K for the year ended December 31, 2016.

	(iii) Exercise of Authority Relating to the Stock and Incentive Award Plan, dated March 3, 2009.	Incorporated by reference to Exhibit 10.25 (iii) to the Company’s report on Form 10-K for the year ended December 31, 2016.

	(iv) Amendment 2010-1 approved on December 9, 2010 to the Barnes Group Inc. Stock and Incentive Award Plan as amended March 15, 2010.	Incorporated by reference to Exhibit 10.25 (iv) to the Company’s report on Form 10-K for the year ended December 31, 2016.

10.26**	2014 Barnes Group Inc. Stock and Incentive Award Plan.	Incorporated by reference to Annex A to the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 25, 2014.

Exhibit No.	Description	Reference

10.27**	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant and Restricted Stock Unit Agreement for Directors dated February 8, 2012 (for non-management directors).	Incorporated by reference to Exhibit 10.27 to the Company’s report on Form 10-K for the year ended December 31, 2016.

10.28**	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant and Restricted Stock Unit Agreement for Directors dated May 9, 2014 (for non-management directors).	Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended June 30, 2014.

10.29**	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant and Restricted Stock Unit Agreement for Directors dated February 9, 2016 (for non-management directors).	Incorporated by reference to Exhibit 10.29 to the Company’s report on Form 10-K for the year ended December 31, 2016.

10.30**	Form of Non-Qualified Stock Option Agreement for employees grade 21 and up.	Incorporated by reference to Exhibit 10.30 to the Company’s report on Form 10-K for the year ended December 31, 2016.

10.31**	Form of Barnes Group Inc. Stock and Incentive Award Plan Stock Option Summary of Grant and Stock Option Agreement for employees in grade 21 and up dated as of February 8, 2011.	Incorporated by reference to Exhibit 10.31 to the Company’s report on Form 10-K for the year ended December 31, 2016.

10.32**	Form of Barnes Group Inc. Stock and Incentive Award Plan Stock Option Summary of Grant and Stock Option Agreement for Employees in Grade 21 and up dated May 9, 2014.	Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-Q for the quarter ended June 30, 2014.

10.33**	Form of Barnes Group Inc. Stock and Incentive Award Plan Stock Option Summary of Grant and Stock Option Agreement for Employees in Grade 21 and up dated February 9, 2016.	Incorporated by reference to Exhibit 10.33 to the Company’s report on Form 10-K for the year ended December 31, 2016.

10.34**	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant and Restricted Stock Unit Agreement for employees grade 21 and up dated as of February 8, 2011.	Incorporated by reference to Exhibit 10.34 to the Company’s report on Form 10-K for the year ended December 31, 2016.

10.35**	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant for Employees and Restricted Stock Unit Agreement dated February 8, 2012.	Incorporated by reference to Exhibit 10.35 to the Company’s report on Form 10-K for the year ended December 31, 2016.

10.36**	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant for Employees and Restricted Stock Unit Agreement dated May 9, 2014.	Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q for the quarter ended June 30, 2014.

10.37**	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant for Employees and Restricted Stock Unit Agreement dated February 9, 2016.	Incorporated by reference to Exhibit 10.37 to the Company’s report on Form 10-K for the year ended December 31, 2016.

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

10.41**
(i) Form of Barnes Group Inc. Stock and Incentive Award Plan Performance Share Award Summary of Grant and Performance Share Award Agreement for Officers and Other Individuals as Designated by the Compensation and Management Development Committee dated as of February 9, 2016.
Incorporated by reference to Exhibit 10.42 to the Company’s report on Form 10-K for the year ended December 31, 2015.

(ii) Form of Barnes Group Inc. Stock and Incentive Award Plan Performance Share Award Summary of Grant and Performance Share Award Agreement for Officers and Other individuals as Designated by the Compensation and Management Development Committee dated as of February 8, 2018.

Filed with this report.

10.42**	Performance-Linked Bonus Plan for Selected Executive Officers dated as of May 6, 2016.	Incorporated by reference to Exhibit 10.42 to the Company’s report on Form 10-K for the year ended December 31, 2016.

10.43	Offer Letter to Michael A. Beck, dated January 28, 2016.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2016

10.44	Offer Letter to Peter Gutermann, dated November 29, 2017.	Filed with this report.

21	List of Subsidiaries.	Filed with this report.

23	Consent of Independent Registered Public Accounting Firm.	Filed with this report.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.

101.INS	XBRL Instance Document.	Filed with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed with this report.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with this report.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with this report.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with this report.
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