Form 10-Q
period 2018-06-30
BARNES GROUP INC
filed 2018-07-27
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

The registrant had outstanding 51,193,260 shares of common stock as of July 25, 2018.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended June 30, 2018

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” under Part I - Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net sales	$375,315	$364,493	$741,975	$706,295

Cost of sales	237,608	242,538	474,742	462,087
Selling and administrative expenses	73,828	71,196	146,721	137,171
	311,436	313,734	621,463	599,258
Operating income	63,879	50,759	120,512	107,037

Interest expense	4,133	3,541	8,025	6,890
Other expense (income), net	947	(5,987)	2,710	(5,434)
Income before income taxes	58,799	53,205	109,777	105,581
Income taxes	9,370	8,178	21,530	22,251
Net income	$49,429	$45,027	$88,247	$83,330

Per common share:
Basic	$0.94	$0.83	$1.66	$1.54
Diluted	0.93	0.82	1.65	1.52
Dividends	0.16	0.14	0.30	0.27

Weighted average common shares outstanding:
Basic	52,581,804	54,177,251	53,055,980	54,178,185
Diluted	53,135,742	54,722,211	53,608,447	54,686,172

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$49,429	$45,027	$88,247	$83,330
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) on hedging activities, net of tax (1)	415	(544)	811	(461)
Foreign currency translation adjustments, net of tax (2)	(65,360)	41,562	(38,407)	60,172
Defined benefit pension and other postretirement benefits, net of tax (3)	3,025	671	6,189	1,936
Total other comprehensive (loss) income, net of tax	(61,920)	41,689	(31,407)	61,647
Total comprehensive (loss) income	$(12,491)	$86,716	$56,840	$144,977

(1) Net of tax of $131 and $(250) for the three months ended June 30, 2018 and 2017, respectively, and $279 and $(212) for the six months ended June 30, 2018 and 2017, respectively.

(2) Net of tax of $(324) and $314 for the three months ended June 30, 2018 and 2017, respectively, and $(162) and $380 for the six months ended June 30, 2018 and 2017, respectively.

(3) Net of tax of $806 and $989 for the three months ended June 30, 2018 and 2017, respectively, and $2,063 and $1,890 for the six months ended June 30, 2018 and 2017, respectively.

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$120,462	$145,290
Accounts receivable, less allowances (2018 - $5,449; 2017 - $5,143)	378,790	348,943
Inventories	251,047	241,962
Prepaid expenses and other current assets	55,943	32,526
Total current assets	806,242	768,721

Deferred income taxes	14,857	12,161

Property, plant and equipment	822,056	835,341
Less accumulated depreciation	(468,754)	(476,043)
	353,302	359,298

Goodwill	671,926	690,223
Other intangible assets, net	485,528	507,042
Other assets	31,045	28,271
Total assets	$2,362,900	$2,365,716

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$22,400	$5,669
Accounts payable	130,849	127,521
Accrued liabilities	202,209	181,241
Long-term debt - current	2,662	1,330
Total current liabilities	358,120	315,761

Long-term debt	565,193	525,597
Accrued retirement benefits	84,652	89,000
Deferred income taxes	70,296	73,505
Long-term tax liability	72,305	79,770
Other liabilities	19,171	21,762

Commitments and contingencies (Note 14)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2018 - 63,067,123 shares; 2017 - 63,034,240 shares)	631	630
Additional paid-in capital	463,317	457,365
Treasury stock, at cost (2018 - 11,614,337 shares; 2017 - 9,656,369 shares)	(416,288)	(297,998)
Retained earnings	1,302,640	1,206,723
Accumulated other non-owner changes to equity	(157,137)	(106,399)
Total stockholders' equity	1,193,163	1,260,321
Total liabilities and stockholders' equity	$2,362,900	$2,365,716

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2018	2017
Operating activities:
Net income	$88,247	$83,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,070	45,488
Loss (gain) on disposition of property, plant and equipment	52	(24)
Stock compensation expense	5,469	5,494
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(22,623)	(18,304)
Inventories	(23,057)	(10,743)
Prepaid expenses and other current assets	(9,905)	(642)
Accounts payable	5,282	15,717
Accrued liabilities	12,595	8,517
Deferred income taxes	(6,492)	(14,569)
Long-term retirement benefits	(725)	(12,533)
Long-term tax liability	(7,465)	—
Other	133	663
Net cash provided by operating activities	88,581	102,394

Investing activities:
Proceeds from disposition of property, plant and equipment	478	205
Capital expenditures	(24,335)	(27,325)
Business acquisitions, net of cash acquired	—	(8,811)
Revenue sharing program payments	(5,800)	—
Other	(1,000)	(3,000)
Net cash used by investing activities	(30,657)	(38,931)

Financing activities:
Net change in other borrowings	16,795	(20,925)
Payments on long-term debt	(313,512)	(49,311)
Proceeds from the issuance of long-term debt	353,089	74,716
Proceeds from the issuance of common stock	435	1,148
Common stock repurchases	(118,115)	(5,383)
Dividends paid	(15,795)	(14,524)
Withholding taxes paid on stock issuances	(175)	(240)
Other	(2,550)	(14,451)
Net cash used by financing activities	(79,828)	(28,970)

Effect of exchange rate changes on cash flows	(2,924)	3,865
(Decrease) increase in cash and cash equivalents	(24,828)	38,358
Cash and cash equivalents at beginning of period	145,290	66,447
Cash and cash equivalents at end of period	$120,462	$104,805

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data)
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income, comprehensive income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2017 has been derived from the 2017 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair statement of the results, have been included. Operating results for the six month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Certain reclassifications have been made to prior year amounts to conform to current year presentation. See Note 2 which discusses the Company's application of the amended guidance related to the classification of pension and other postretirement benefit costs.

2. Recent Accounting Standards

The Financial Accounting Standards Board ("FASB") establishes changes to accounting principles under U.S. GAAP through the use of Accounting Standards Updates ("ASUs") to the FASB's Accounting Standards Codification. The Company evaluates the applicability and potential impacts of recent ASUs on its Consolidated Financial Statements and related disclosures.

Recently Adopted Accounting Standards

In May 2014, the FASB amended its guidance related to revenue recognition. The amended guidance establishes a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance, including industry-specific guidance. The amended guidance clarifies that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the amended guidance, an entity (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract; (3) determines the transaction price; (4) allocates the transaction price to the contract’s performance obligations; and (5) recognizes revenue when (or as) the entity satisfies a performance obligation. The amended guidance applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Entities had the option of using either a full retrospective or modified retrospective approach to the amended guidance.

The Company adopted the amended guidance, Accounting Standard Codification 606, Revenue from Contracts with Customers (“ASC 606”), and related amendments, using the modified retrospective approach on January 1, 2018, at which time it became effective for the Company. The Company recognized the cumulative effect of initially applying the new revenue standard to all contracts that were not completed on the date of adoption as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect during those periods.

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

The cumulative effect of the changes made to the Consolidated Balance Sheet as of January 1, 2018 for the adoption of ASC 606 were as follows:

	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
Assets
Accounts receivable, less allowances	$348,943	$13,536	$362,479
Inventories	241,962	(8,908)	233,054
Prepaid expenses and other current assets	32,526	14,579	47,105
Deferred income taxes	12,161	(990)	11,171

Liabilities
Accrued liabilities	181,241	13,536	194,777
Deferred income taxes	73,505	386	73,891

Stockholders' equity
Retained earnings	1,206,723	4,295	1,211,018

The impact of adoption on the Consolidated Statements of Income and Balance Sheets was as follows:

	Three months ended June 30, 2018			Six months ended June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Consolidated Statement of Income
Net sales	$375,315	$375,662	$(347)	$741,975	$742,294	$(319)
Cost of sales	237,608	237,651	(43)	474,742	475,468	(726)
Operating income	63,879	64,183	(304)	120,512	120,105	407
Income before income taxes	58,799	59,103	(304)	109,777	109,370	407
Income taxes	9,370	9,445	(75)	21,530	21,427	103
Net income	49,429	49,658	(229)	88,247	87,943	304

	June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Consolidated Balance Sheet
Assets
Accounts receivable, less allowances	$378,790	$357,243	$21,547
Inventories	251,047	259,177	(8,130)
Prepaid expenses and other current assets	55,943	41,624	14,319
Deferred income taxes	14,857	16,063	(1,206)

Liabilities
Accrued liabilities	202,209	180,531	21,678
Deferred income taxes	70,296	70,045	251

Stockholders' equity
Retained earnings	1,302,640	1,298,044	4,596
Accumulated other changes to equity	(157,137)	(157,148)	11

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

In January 2017, the FASB amended its guidance related to goodwill impairment testing. The amended guidance simplifies the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. Under the amended guidance, companies should perform their annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Companies would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, assuming the loss recognized does not exceed the total amount of goodwill for the reporting unit. The amended guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company elected to early adopt this amended guidance during the second quarter of 2018 in connection with its annual goodwill impairment testing and it did not have an impact on the Company's Consolidated Financial Statements.

In March 2017, the FASB amended its guidance related to the presentation of pension and other postretirement benefit costs. The amended guidance requires the bifurcation of net periodic benefit cost for pension and other postretirement plans. The service cost component of expense will be presented with other employee compensation costs in operating income, consistent with the current guidance. The other components of expense, however, will be reported separately outside of operating income. The amended guidance also allows only the service cost component of net benefit cost to be eligible for capitalization. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. The Company adopted the amended guidance during the first quarter of 2018. The amended guidance was applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the Statements of Income. Additionally, the amended guidance was applied prospectively for the capitalization of the service cost component of net periodic benefit cost. The amended guidance allows for a practical expedient that permits the use of amounts previously disclosed in the pension and other postretirement benefit plan Note within the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company elected this practical expedient for prior period presentation. During the three and six month periods ended June 30, 2017, the adoption of this amended guidance resulted in the reclassification of $(6,378) and $(5,848), respectively of net periodic benefit cost from compensation costs (included in Cost of Sales and Selling and Administrative expenses) to other expense (income), net on the Statements of

Income. This reclassification included all components of net periodic benefit cost other than the service cost component, with the primary drivers relating to the pension curtailment and settlement gains of ($7,217) and ($230), respectively, resulting from the June 2017 closure of the FOBOHA facility located in Muri, Switzerland. See Note 10 of the Consolidated Financial Statements for additional detail related to the curtailment and settlements gains and see Note 15 for additional details related to the restructure of the Muri, Switzerland facility.

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

Recently Issued Accounting Standards

In February 2016, the FASB amended its guidance related to lease accounting. The amended guidance requires lessees to recognize a majority of their leases on the balance sheet as a right-to-use asset. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Lease expense will be recorded in a manner similar to current accounting. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The guidance requires application on a modified retrospective basis based on the earliest period presented within the Consolidated Financial Statements. During March 2018, the FASB approved amendments that made available a transition method that will provide an option to use the effective date of the amended guidance as the date of initial application. The Company plans to elect this option. Based on the effective date, this amended guidance will apply to the Company, and it plans to adopt this guidance, beginning on January 1, 2019. The Company is currently evaluating the impact that the amended guidance will have on its Consolidated Financial Statements. The Company is assessing its leases and anticipates making certain changes to existing processes, policies and systems during implementation. During the second quarter of 2018, the Company began to implement lease accounting software that will be used to support its assessment and analysis of leases. The Company anticipates the amended guidance will have a material impact on its assets and liabilities due to the addition of right-of-use assets and lease liabilities to the balance sheet; however, it does not expect the amended guidance to have a material impact on its cash flows or results of operations.

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

3. Revenue

The Company is a global provider of highly engineered products and systems, differentiated industrial technologies, and innovative solutions, serving a wide range of end markets and customers. Its specialized products and services are used in far-reaching applications including aerospace, transportation, manufacturing, healthcare, and packaging. The Company accounts for revenue in accordance with ASC 606, which it adopted on January 1, 2018, using the modified retrospective approach. Note 2 of the Consolidated Financial Statements further discusses this adoption.

Revenue is recognized by the Company when control of product or solution is transferred to the customer. Control is generally transferred when products are shipped or delivered to customers, title is transferred, the significant risks and rewards of ownership have transferred, the Company has rights to payment and rewards of ownership pass to the customer. Customer acceptance may also be a factor in determining whether control of the product has transferred. Although revenue is generally transferred at a point in time, a certain portion of businesses with customized products or contracts in which the Company performs work on customer-owned assets requires the use of an over time recognition model as certain contracts meet one or more of the established criteria pursuant to ASC 606. Also, service revenue is recognized as control transfers, which is concurrent with the services being performed.

The following table presents the Company's revenue disaggregated by products and services, and geographic regions, by segment.

	Three months ended June 30, 2018
	Industrial	Aerospace	Total Company
Product and Services
Engineered Components Products	$89,170	$—	$89,170
Molding Solutions Products	125,938	—	125,938
Nitrogen Gas Products	34,469	—	34,469
Aerospace Original Equipment Manufacturer Products	—	84,527	84,527
Aerospace Aftermarket Product and Services	—	41,211	41,211
	$249,577	$125,738	$375,315

Geographic Regions (A)
Americas	$93,326	$92,449	$185,775
Europe	92,414	22,740	115,154
Asia	63,043	9,850	72,893
Other	794	699	1,493
	$249,577	$125,738	$375,315

	Six months ended June 30, 2018
	Industrial	Aerospace	Total Company
Product and Services
Engineered Components Products	$181,183	$—	$181,183
Molding Solutions Products	245,036	—	245,036
Nitrogen Gas Products	69,319	—	69,319
Aerospace Original Equipment Manufacturer Products	—	165,223	165,223
Aerospace Aftermarket Product and Services	—	81,214	81,214
	$495,538	$246,437	$741,975

Geographic Regions (A)
Americas	$189,320	$178,426	$367,746
Europe	187,127	47,407	234,534
Asia	117,382	18,765	136,147
Other	1,709	1,839	3,548
	$495,538	$246,437	$741,975

(A) Sales by geographic market are based on the location to which the product is shipped.

Revenue from goods and services transferred to customers at a point in time accounted for approximately 90 percent of revenue for both the three and six month periods ended June 30, 2018. A majority of revenue within the Industrial segment and Aerospace OEM business, along with a portion of revenue within the Aerospace Aftermarket business, are recognized at a point in time, primarily when the product or solution is shipped to the customer.

Revenue from products and services transferred to customers over time accounted for approximately 10 percent of revenue for both the three and six month periods ended June 30, 2018. The Company recognizes revenue over time in instances where a contract supports a continual transfer of control to the customer. Substantially all of our revenue in the Aerospace maintenance repair and overhaul business and a portion of the Engineered Components products, Molding Solutions products and Aerospace

OEM products is recognized over time. Within the Molding Solution businesses and Aerospace Aftermarket business, this continual transfer of control to the customer results from repair and refurbishment work performed on customer controlled assets. With other contracts, this continual transfer of control to the customer is supported by clauses in the contract where we deliver products that do not have an alternative use and requires an enforceable right to payment of costs incurred (plus a reasonable profit) or the Company has a contractual right to complete any work in process and receive full contract price.

Performance Obligations. A performance obligation represents a promise within a contract to provide a distinct good or service to the customer and is the unit of accounting pursuant to ASC 606. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectibility of consideration is probable. Transaction price reflects the amount of consideration which the Company expects to be entitled in exchange for transferred goods or services. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized as the performance obligation is satisfied. For many of our contracts, the Company may provide distinct products or services in which case we separate the contract into more than one performance obligation (i.e. a product or service is individually listed in a contract or sold individually to a customer). In certain contracts, a product or service may be part of a fully integrated solution, in which case it is bundled into a single performance obligation. If a contract is separated into more than one performance obligation, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The Company generally sells both standard and customized products with observable standalone selling prices.

The majority of our revenues are from contracts, as defined by ASC 606, that are less than one year, however certain Aerospace OEM business contracts extend beyond one year. In the Industrial segment, customers are typically OEMs or suppliers to OEMs and in some businesses, with distributors. In the Aerospace segment, customers include commercial airlines, OEMs and other aircraft and military parts providers.

To determine the proper revenue recognition method for contracts, the Company uses judgment to evaluate whether two or more contracts with the same customer should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. Contracts within the Aerospace OEM and Engineered Components businesses typically have contracts that are combined as the customer may issue multiple purchase orders at or near the same point in time under the terms of a long term agreement. The decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations involves judgment but does not typically impact the amount of revenue and profit recorded in a given period since our contract prices generally represent standalone selling prices. For many of our contracts, particularly within our Molding Solutions and Nitrogen Gas Products businesses, the Company may incorporate a set of tasks and components into a fully integrated system or solution.

Contracts may be modified to account for changes in specifications and requirements. The Company considers contractual modifications to exist when the modification either creates new rights or changes the existing enforceable rights and obligations. Contract modifications within certain businesses typically relate to goods or services that are distinct from the existing contract and are accounted for as a new contract. Pricing changes, if included within a contract modification, are generally prospective. Contract modifications within the Molding Solutions businesses and a portion of the Nitrogen Gas Products business may impact the existing contract. Contract revenue at these businesses is generally recorded on a point in time basis, however, and therefore no cumulative sales adjustment is typically required.

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

Estimating total contract revenue may require judgment as certain contracts contain pricing discount structures, rebates, early payment discounts, or other provisions that can impact transaction price. The Company generally estimates variable consideration utilizing the expected value methodology as multiple inputs are considered and weighed, such as customer history, customer forecast communications, economic outlooks, and industry data. In certain circumstances where a particular outcome is probable, we utilize the most likely amount to which we expect to be entitled. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company has opted not to adjust the promised amount of consideration for the effects of a financing component as the period between when we transfer a promised product or service to a customer and when the customer pays for that product or service is generally one year or less.

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

Estimating the total expected costs related to contracts also requires significant judgment. The Aerospace OEM business has an Estimate at Completion (EAC) process in which management reviews the progress and execution of our performance obligations for significant contracts with revenue recognized under an over time model. As part of this process, management reviews information including, but not limited to, performance under the contract, progress towards completion, identified risks and opportunities, sourcing determinations and related changes in estimates of costs to be incurred. These considerations include management's judgment about the ability and cost to achieve technical requirements and other contract requirements. Management makes assumptions and estimates using the best information available regarding labor efficiency, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g., to estimate increases in wages and prices for materials and related support cost allocations), execution by our subcontractors and overhead cost rates, among other variables.

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

Adjustments to net sales, cost of sales and the related impact to operating income are recognized as necessary in the period they become known. The resultant impacts from these changes in estimates are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on both current and prior periods. Revenue recognized from performance obligations satisfied in previous periods was not material in the three and six months ended June 30, 2018.

Contract Balances. The timing of revenue recognition, invoicing and cash collections affect accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets.

Unbilled Receivables (Contract Assets) - Pursuant to the over time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized when 1) the cost-to-cost method is applied and 2) such revenue exceeds the amount invoiced to the customer. Unbilled receivables are included within prepaid expenses and other current assets on the Consolidated Balance Sheet as of June 30, 2018.

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

These assets and liabilities are reported on the Consolidated Balance Sheet on an individual contract basis at the end of each reporting period.

Net contract assets (liabilities) consisted of the following:

	June 30, 2018	January 1, 2018	$ Change	% Change
Unbilled receivables (contract assets)	$14,319	$14,579	$(260)	(2)%
Contract liabilities	(73,035)	(54,007)	(19,028)	35%
Net contract liabilities	$(58,716)	$(39,428)	$(19,288)	49%

Contract liabilities balances at June 30, 2018 and January 1, 2018 include $21,608 and $13,536, respectively, of customer advances for which the Company has an unconditional right to collect payment. Accounts receivable, as presented on the Consolidated Balance Sheet and within Note 2, includes corresponding balances at June 30, 2018 and January 1, 2018, respectively.

Changes in the net contract asset (liability) balance during the six month period ended June 30, 2018 were impacted by a $19,028 increase in contract liabilities, driven primarily by new customer advances and deposits, partially offset by revenue recognized in the current period. Adding to this contract liability increase was a $260 decrease in contract assets, driven primarily by earlier contract progress being invoiced to the customer, partially offset by contract progress (i.e.unbilled receivable).

The Company recognized approximately 25% and 50% of the revenue related to the contract liability balance as of January 1, 2018 during the three and six months ended June 30, 2018, respectively, primarily representing revenue from the sale of molds and hot runners within the Molding Solutions business.

Contract Costs. The Company may incur costs to fulfill a contract. Costs are incurred to develop, design and manufacture tooling to produce a customer’s customized product in conjunction with certain of its contracts, primarily in the Aerospace OEM business. For certain contracts, control related to this tooling remains with the Company. The tooling may be deemed recoverable over the life of the related customer contract (oftentimes a long-term agreement). The Company therefore capitalizes these tooling costs and amortizes them over the shorter of the tooling life or the duration of the long-term agreement. The Company may also incur costs related to the development of product designs (molds or hot runner systems) within its Molding Solutions businesses. Control of the design may be retained by the Company and deemed recoverable over the contract to build the systems or mold, therefore this design work cost is capitalized and amortized to cost of sales when the related revenue is recognized. Amortization related to these capitalized costs to fulfill a contract were $3,956 and $7,942 in the three and six month periods ended June 30, 2018, respectively.

Capitalized costs, net of amortization, to fulfill contract balances were as follows:

June 30, 2018
Tooling	$2,933
Design costs	2,914
Other	66
$5,913

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

Remaining Performance Obligations. The Company has elected the practical expedient which allows disclosure of remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes projections of components and assemblies that Aerospace OEM customers anticipate purchasing in the future under existing programs, which represent orders that are beyond lead time and do not represent performance obligations pursuant to ASC 606. As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $154,497. The

Company expects to recognize revenue on approximately 80% of the remaining performance obligations over the next 12 months, with the remainder being recognized within 24 months.

4. Net Income Per Common Share

For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans. For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding was increased by 553,938 and 544,960 for the three month periods ended June 30, 2018 and 2017, respectively, and by 552,467 and 507,987 for the six month periods ended June 30, 2018 and 2017, respectively, to account for the potential dilutive effect of stock-based incentive plans. There were no adjustments to net income for the purposes of computing income available to common stockholders for the periods.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three month periods ended June 30, 2018 and 2017, the Company excluded 139,307 and 0 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive. During the six month periods ended June 30, 2018 and 2017, the Company excluded 146,607 and 88,891 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive.

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

5. Inventories

The components of inventories consisted of:

	June 30, 2018	December 31, 2017
Finished goods	$77,144	$79,649
Work-in-process	103,909	97,276
Raw material and supplies	69,994	65,037
	$251,047	$241,962

6. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended June 30, 2018:

	Industrial	Aerospace	Total Company
January 1, 2018	$659,437	$30,786	$690,223
Foreign currency translation	(18,297)	—	(18,297)
June 30, 2018	$641,140	$30,786	$671,926

In the second quarter of 2018, management performed its annual impairment testing of goodwill and determined that there was no goodwill impairment.

Other Intangible Assets:
Other intangible assets consisted of:

		June 30, 2018		December 31, 2017
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs (RSPs)	Up to 30	$299,500	$(115,122)	$293,700	$(108,075)
Component repair programs (CRPs)	Up to 30	111,839	(19,350)	111,839	(16,508)
Customer lists/relationships	10-16	215,966	(71,769)	215,966	(65,385)
Patents and technology	4-10	87,052	(53,484)	87,052	(48,083)
Trademarks/trade names	10-30	11,950	(10,541)	11,950	(10,349)
Other	Up to 15	20,551	(16,627)	20,551	(16,414)
		746,858	(286,893)	741,058	(264,814)
Unamortized intangible assets:
Trade names		42,770	—	42,770	—
Foreign currency translation		(17,207)	—	(11,972)	—
Other intangible assets		$772,421	$(286,893)	$771,856	$(264,814)

Estimated amortization of intangible assets for future periods is as follows: 2018 - $43,000; 2019 - $42,000; 2020 - $38,000; 2021 - $38,000 and 2022 - $38,000.

In the second quarter of 2018, management executed an aftermarket agreement with our customer, General Electric ("GE").  This agreement involved a participation fee related to extending the scope of the existing Revenue Sharing Programs (“RSPs”) between the Company and GE and entitling the Company to manufacture and supply existing RSP parts on a sole source basis that have a dual end-use, meaning usage in engines that have both a civil and military end use. The Company paid $5,800 as consideration for such rights and recorded a long-lived intangible asset, which will be amortized as a reduction to sales over the life of the programs, consistent with the treatment of similar arrangements that were executed in the past.

In the second quarter of 2018, management performed its annual impairment testing of its trade names, indefinite-lived intangible assets. Based on this assessment, there were no impairments.

7. Debt

The Company's debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios. The Company is in compliance with its financial covenants as of June 30, 2018, and continues to monitor its future compliance based on current and anticipated future economic conditions.

Long-term debt and notes and overdrafts payable at June 30, 2018 and December 31, 2017 consisted of:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit agreement	$460,052	$467,993	$421,500	$424,818
3.97% Senior Notes	100,000	98,779	100,000	101,348
Borrowings under lines of credit and overdrafts	22,400	22,400	5,669	5,669
Capital leases	7,196	7,584	4,541	4,964
Other foreign bank borrowings	607	614	886	897
	590,255	597,370	532,596	537,696
Less current maturities	(25,062)		(6,999)
Long-term debt	$565,193		$525,597

In February 2017, the Company and certain of its subsidiaries entered into the fourth amendment of its fifth amended and restated revolving credit agreement (the “Amended Credit Agreement”) and retained Bank of America, N.A as the Administrative Agent for the lenders. The Amended Credit Agreement increased the facility from $750,000 to $850,000 and extended the maturity date from September 2018 to February 2022. The Amended Credit Agreement also increased the existing accordion feature from $250,000, allowing the Company to now request additional borrowings of up to $350,000. The Company may exercise the accordion feature upon request to the Administrative Agent as long as an event of default has not occurred or is not continuing. The borrowing availability of $850,000, pursuant to the terms of the Amended Credit Agreement, allows for multi-currency borrowing which includes euro, sterling or Swiss franc borrowing, up to $600,000. Depending on the Company’s consolidated leverage ratio, and at the election of the Company, borrowings under the Amended Credit Agreement will bear interest at either LIBOR plus a margin of between 1.10% and 1.70% or the base rate, as defined in the Amended Credit Agreement, plus a margin of 0.10% to 0.70%. Multi-currency borrowings, pursuant to the Amended Credit Agreement, bear interest at their respective interbank offered rate (i.e. Euribor) or 0.00% (higher of the two rates) plus a margin of between 1.10% and 1.70%. The Company paid fees and expenses of $2,542 in conjunction with executing the Amended Credit Agreement; such fees have been deferred within Other Assets on the accompanying Consolidated Balance Sheets and are being amortized into interest expense on the accompanying Consolidated Statements of Income through its maturity. Cash used to pay these fees have been recorded through financing activities on the Consolidated Statements of Cash Flows for the six month period ended June 30, 2017.

Borrowings and availability under the Amended Credit Agreement were $460,052 and $389,948, respectively, at June 30, 2018 and $421,500 and $428,500, respectively, at December 31, 2017. The average interest rate on these borrowings was 2.25% and 2.65% on June 30, 2018 and December 31, 2017, respectively. Borrowings included Euro-denominated borrowings of 178,300 Euros ($206,052) at June 30, 2018. There were no Euro-denominated borrowings at December 31, 2017. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings. In 2018, the Company borrowed 179,000 Euros ($208,589) under the Amended Credit Facility through an international subsidiary. The proceeds were distributed to the Parent Company and subsequently used to pay down U.S. borrowings under the Amended Credit Agreement.

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

In addition, the Company has available approximately $58,000 in uncommitted short-term bank credit lines ("Credit Lines") and overdraft facilities. Under the Credit Lines, $22,400 was borrowed at June 30, 2018 at an interest rate of 2.83% and $5,300 was borrowed at December 31, 2017 at an average interest rate of 2.33%. The Company had also borrowed $0 and $369 under the overdraft facilities at June 30, 2018 and December 31, 2017, respectively. Repayments under the Credit Lines are due within one month after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company has several capital leases under which $7,196 and $4,541 was outstanding at June 30, 2018 and December 31, 2017, respectively. The fair value of the capital leases are based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

At June 30, 2018 and December 31, 2017, the Company also had other foreign bank borrowings of $607 and $886, respectively. The fair value of the other foreign bank borrowings is based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

8. Derivatives

The Company has manufacturing and sales facilities around the world and thus makes investments and conducts business transactions denominated in various currencies. The Company is also exposed to fluctuations in interest rates and commodity price changes. These financial exposures are monitored and managed by the Company as an integral part of its risk management program.

Financial instruments have been used by the Company to hedge its exposure to fluctuations in interest rates. In 2012, the Company entered into five-year interest rate swap agreements (the "Swaps") transacted with three banks which together converted the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.03% plus the borrowing spread. The Swaps expired on April 28, 2017. The Company entered into a new interest rate swap agreement (the "Swap") that commenced on April 28, 2017, with one bank, and converts the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The Swap expires on January 31, 2022. These interest rate swap agreements were accounted for as cash flow hedges. The Swap remained in place at June 30, 2018.

The Company also uses financial instruments to hedge its exposures to fluctuations in foreign currency exchange rates. The Company has various contracts outstanding which primarily hedge recognized assets or liabilities and anticipated transactions in various currencies including the Euro, British pound sterling, U.S. dollar, Canadian dollar, Japanese yen, Singapore dollar, Korean won, Swedish kroner, Chinese renminbi, Swiss franc, Hong Kong dollar and Mexican peso. Certain foreign currency derivative instruments are treated as cash flow hedges of forecasted transactions. All foreign exchange contracts are due within two years.

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

The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. Other financing cash flows during the first half of 2018 and 2017, as presented on the Consolidated Statements of Cash Flows, include $2,464 and $11,822, respectively, of net cash payments related to the settlement of foreign currency hedges related to intercompany financing.

The following table sets forth the fair value amounts of derivative instruments held by the Company.

	June 30, 2018		December 31, 2017
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$2,867	$—	$654	$—
Foreign exchange contracts	—	(1,502)	—	(379)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	38	(2,748)	58	(29)
Total derivatives	$2,905	$(4,250)	$712	$(408)

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

The following table sets forth the gain (loss) recorded in accumulated other comprehensive income (loss), net of tax, for the three and six month periods ended June 30, 2018 and 2017 for derivatives held by the Company and designated as hedging instruments.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Cash flow hedges:
Interest rate contracts	$452	$(311)	$1,686	$(264)
Foreign exchange contracts	(37)	(233)	(875)	(197)
	$415	$(544)	$811	$(461)

Amounts related to the interest rate swaps included within accumulated other comprehensive income (loss) that were reclassified to expense during the first half of 2018 and 2017 resulted in a fixed rate of interest plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings. The fixed rate of interest was 1.92% for the period covered by the Swap, which matures in January 2022, and 1.03% for the Swaps, which matured in April 2017.

The following table sets forth the net (loss) gains recorded in other expense (income), net in the Consolidated Statements of Income for the three and six month periods ended June 30, 2018 and 2017 for non-designated derivatives held by the Company. Such amounts were substantially offset by the net (gain) loss recorded on the underlying hedged asset or liability, also recorded in other expense (income), net.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Foreign exchange contracts	$(1,506)	$(9,508)	$(7,598)	$(10,404)

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

Level 3	Unobservable inputs for the asset or liability.

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Asset derivatives	$2,905	$—	$2,905	$—
Liability derivatives	(4,250)	—	(4,250)	—
Bank acceptances	19,844	—	19,844	—
Rabbi trust assets	2,541	2,541	—	—
Total	$21,040	$2,541	$18,499	$—

December 31, 2017
Asset derivatives	$712	$—	$712	$—
Liability derivatives	(408)	—	(408)	—
Bank acceptances	16,092	—	16,092	—
Rabbi trust assets	2,554	2,554	—	—
Total	$18,950	$2,554	$16,396	$—

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

10. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three months ended June 30,		Six months ended June 30,
Pensions	2018	2017	2018	2017
Service cost	$1,398	$1,459	$2,988	$3,102
Interest cost	4,383	4,666	8,692	9,287
Expected return on plan assets	(7,383)	(6,816)	(14,777)	(13,676)
Amortization of prior service cost	140	111	281	220
Amortization of actuarial losses	3,029	2,663	5,840	5,143
Curtailment gain	—	(7,217)	—	(7,217)
Settlement gain	—	(230)	—	(491)
Net periodic benefit cost	$1,567	$(5,364)	$3,024	$(3,632)

	Three months ended June 30,		Six months ended June 30,
Other Postretirement Benefits	2018	2017	2018	2017
Service cost	$18	$20	$42	$42
Interest cost	337	392	681	781
Amortization of prior service cost (credit)	5	(17)	10	(34)
Amortization of actuarial losses	126	70	286	139
Net periodic benefit cost	$486	$465	$1,019	$928

In June 2017, the Company authorized the closure of its FOBOHA facility located in Muri, Switzerland which resulted in pension curtailment and settlement gains of $7,217 and $230, respectively. See Note 15 of the Consolidated Financial Statements for additional information related to the Closure.
The components of net periodic benefit cost other than the service cost component are included in Other Expense (Income) on the Consolidated Statements of Income. The amended guidance related to the presentation of net periodic pension and other postretirement benefit cost (see Note 2) provides for a practical expedient that allows use of amounts disclosed in prior year filings for the prior year comparable periods as an estimation basis for applying the retrospective presentation requirements. The Company has elected to use this practical expedient.
The Company currently expects to contribute approximately $4,600 to certain of its defined benefit pension plans in 2018. No contributions to the U.S. qualified pension plans, specifically, are required, and the Company does not currently plan to make any discretionary contributions to such plans in 2018.

11. Income Taxes

The Company's effective tax rate in the first half of 2018 was 19.6% compared with 21.1% in the first half of 2017 and 69.6% for the full year 2017. The effective tax rate in 2017 was impacted by the U.S. government's enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Act"). Excluding the impact of a one-time $99,214 of discrete tax expense related to the Act, partially offset by a benefit of $2,514 on the prior year repatriation, the effective tax rate would have been 20.2% for the full year 2017. The decrease in the first half of 2018 effective tax rate from the full year 2017 adjusted rate is primarily due to the application of the provisions within recent guidance issued by the U.S. Department of Treasury and the resulting tax impact (see discussion below), an adjustment to certain international valuation reserves and an increase in the projected change in the mix of earnings attributable to lower-taxing jurisdictions. The decrease is partially offset by a new provision within the Act that is designed to tax global intangible low-taxed income ("GILTI"), the absence of the adjustment of the Swiss valuation reserves, the absence of the settlement of tax audits and closure of tax years for various tax jurisdictions, the expiration of certain tax holidays and the decrease in the excess tax benefit on stock awards.

The U.S. Department of Treasury released Notice 2018-26 in April 2018 (the "Notice"). The Notice provides additional guidance to assist companies in calculating the one-time Transition Tax. Various states have also issued guidance related to calculating the tax impacts of the Act, as well as clarifications describing how States will tax income arising from the application of provisions within the Act. As a result of the recent guidance, the Company has reduced the tax expense related to the impact of the Act recorded as of December 31, 2017 by $1,522 in the three month period ended June 30, 2018. Additional guidance related to Transition Tax, both from a federal and state standpoint, is anticipated by the end of 2018.

The Company has determined that foreign earnings for the period beginning January 1, 2018 will be indefinitely reinvested. Accordingly, a deferred tax liability has not been recorded for the excess of the tax basis over the financial statement (book) basis arising since January 1, 2018. For the period ended December 31, 2017, the Company recorded a deferred tax liability of $6,932 on the portion of earnings it expects to repatriate. The Company continues to analyze its position in regards to the excess of the tax basis over the financial statement (book) basis arising for the period prior to January 1, 2018. As of June 30, 2018, the Company has not completed the accounting related to the income tax effects for certain sections of the Act and therefore the amount remains provisional.

The Aerospace and Industrial segments were previously awarded international tax holidays. All significant tax holidays for which the Company received benefit have expired.

12. Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following tables sets forth the changes in accumulated other comprehensive income (loss), net of tax, by component for the six month periods ended June 30, 2018 and 2017:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2018	$72	$(103,844)	$(2,627)	$(106,399)
Other comprehensive income (loss) before reclassifications	79	1,293	(38,407)	(37,035)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	732	4,896	—	5,628
Net current-period other comprehensive income (loss)	811	6,189	(38,407)	(31,407)
Amounts reclassified from accumulated other comprehensive income to retained earnings (A)	—	(19,331)	—	(19,331)
June 30, 2018	$883	$(116,986)	$(41,034)	$(157,137)

(A) This amount represents the reclassification of stranded tax effects resulting from the Act, as permitted by amended guidance issued by the FASB in February 2018. See Note 2.

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2017	$(227)	$(114,570)	$(86,031)	$(200,828)
Other comprehensive income (loss) before reclassifications	(711)	(1,225)	60,172	58,236
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	250	3,161	—	3,411
Net current-period other comprehensive income	(461)	1,936	60,172	61,647
June 30, 2017	$(688)	$(112,634)	$(25,859)	$(139,181)

The following table sets forth the reclassifications out of accumulated other comprehensive income (loss) by component for the three and six month periods ended June 30, 2018 and 2017:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Three months ended June 30, 2018	Three months ended June 30, 2017
Gains and losses on cash flow hedges
Interest rate contracts	$(332)	$(164)	Interest expense
Foreign exchange contracts	(306)	(108)	Net sales
	(638)	(272)	Total before tax
	146	85	Tax benefit
	(492)	(187)	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service costs, net	$(145)	$(94)	(A)
Amortization of actuarial losses	(3,155)	(2,733)	(A)
Curtailment gain	—	187	(A)
Settlement gain	—	230	(A)
	(3,300)	(2,410)	Total before tax
	806	989	Tax benefit
	(2,494)	(1,421)	Net of tax

Total reclassifications in the period	$(2,986)	$(1,608)

(A) These accumulated other comprehensive income (loss) components are included within the computation of net periodic Pension and Other Postretirement Benefits cost. See Note 10.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Six months ended June 30, 2018	Six months ended June 30, 2017
Gains and losses on cash flow hedges
Interest rate contracts	$(414)	$(227)	Interest expense
Foreign exchange contracts	(533)	(138)	Net sales
	(947)	(365)	Total before tax
	215	115	Tax benefit
	(732)	(250)	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service costs, net	$(291)	$(186)	(A)
Amortization of actuarial losses	(6,126)	(5,282)	(A)
Curtailment gain	—	187	(A)
Settlement gain	—	230	(A)
	(6,417)	(5,051)	Total before tax
	1,521	1,890	Tax benefit
	(4,896)	(3,161)	Net of tax

Total reclassifications in the period	$(5,628)	$(3,411)

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
The following tables set forth information about the Company's operations by its two reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net sales
Industrial	$249,577	$251,845	$495,544	$479,185
Aerospace	125,739	112,662	246,437	227,132
Intersegment sales	(1)	(14)	(6)	(22)
Total net sales	$375,315	$364,493	$741,975	$706,295

Operating profit
Industrial	$38,316	$30,883	$70,694	$64,785
Aerospace	25,563	19,876	49,818	42,252
Total operating profit	63,879	50,759	120,512	107,037
Interest expense	4,133	3,541	8,025	6,890
Other expense (income), net	947	(5,987)	2,710	(5,434)
Income before income taxes	$58,799	$53,205	$109,777	$105,581

	June 30, 2018	December 31, 2017
Assets
Industrial	$1,493,998	$1,505,355
Aerospace	689,830	667,085
Other (A)	179,072	193,276
Total assets	$2,362,900	$2,365,716

(A) "Other" assets include corporate-controlled assets, the majority of which are cash and cash equivalents.

14. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. The Company accrues its estimated exposure for warranty claims at the time of sale based upon the length of the warranty period, historical experience and other related information known to the Company. Liabilities related to product warranties and extended warranties were not material as of June 30, 2018 and December 31, 2017.

15. Business Reorganizations

In 2017, the Company authorized the closure and consolidation of two production facilities (the "Closures") including a FOBOHA facility located in Muri, Switzerland and an Associated Spring facility into other facilities included within the Industrial segment to leverage capacity, infrastructure and critical resources. The Muri Closure was completed as of December 31, 2017, whereas the Closure at the Associated Spring facility was completed as of June 30, 2018. The remaining severance liability is included within accrued liabilities and is expected to be paid in 2018.
The following table sets forth the change in the liability for the 2017 employee termination actions:

January 1, 2018	$649
Payments	(351)
Foreign currency translation	7
June 30, 2018	$305

16. Subsequent Event

On July 23, 2018, the Company acquired Industrial Gas Springs Group Holdings Limited (“IGS”), a recognized designer, manufacturer and supplier of customized gas springs. The Company acquired IGS for a purchase price of 26,000 British pound sterling ($34,067), subject to adjustments under the terms of the Share Purchase Agreement. IGS is headquartered in the United Kingdom, with distribution and assembly capabilities in the United States. Its diversified end markets include general industrial, transportation, aerospace, and medical, among others. IGS will be included within the Industrial segment.

_________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three and six month periods ended June 30, 2018 and 2017, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 27, 2018 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Barnes Group Inc.:

Results of Review of Financial Information

We have reviewed the accompanying consolidated balance sheet of Barnes Group, Inc. and its subsidiaries as of June 30, 2018, and the related consolidated statements of income and of comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017 and the consolidated statement of cash flows for the six-month periods ended June 30, 2018 and 2017, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

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
Hartford, Connecticut
July 27, 2018

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

RESULTS OF OPERATIONS

Net Sales

	Three months ended June 30,				Six months ended June 30,
(in millions)	2018	2017	Change		2018	2017	Change
Industrial	$249.6	$251.8	$(2.3)	(0.9)%	$495.5	$479.2	$16.4	3.4%
Aerospace	125.7	112.7	13.1	11.6%	246.4	227.1	19.3	8.5%
Total	$375.3	$364.5	$10.8	3.0%	$742.0	$706.3	$35.7	5.1%

The Company reported net sales of $375.3 million in the second quarter of 2018, an increase of $10.8 million or 3.0%, from the second quarter of 2017. Organic sales increased by $3.7 million, including an increase of $13.1 million at Aerospace, partially offset by a decrease of $9.4 million at Industrial. The increase at Aerospace was driven by sales growth across both the original equipment manufacturing ("OEM") business and the aftermarket businesses. Within the OEM business, increased sales were driven by continued growth on newer, more technologically advanced engine platforms. Sales within the aftermarket businesses also increased during the period. Within Industrial, lower organic sales were primarily driven by a decline within the Molding Solutions businesses, primarily impacted by the timing of mold validation and acceptance. The weakening of the U.S. dollar against foreign currencies increased net sales within the Industrial segment by approximately $7.1 million.

The Company reported net sales of $742.0 million in the first half of 2018, an increase of $35.7 million, or 5.1%, from the first half of 2017. Organic sales increased by $6.6 million, including an increase of $19.3 million at Aerospace, partially offset by a decrease of $12.7 million at Industrial. The increase at Aerospace was driven by sales growth across both the OEM business and the aftermarket businesses, whereas the decline at Industrial was largely attributed to the Molding Solutions businesses. Gammaflux provided acquisition sales of $3.1 million at the Industrial segment during the six months ended June 30, 2018. The weakening of the U.S. dollar against foreign currencies increased net sales within the Industrial segment by approximately $26.0 million.

Expenses and Operating Income

	Three months ended June 30,				Six months ended June 30,
(in millions)	2018	2017	Change		2018	2017	Change
Cost of sales	$237.6	$242.5	$(4.9)	(2.0)%	$474.7	$462.1	$12.7	2.7%
% sales	63.3%	66.5%			64.0%	65.4%
Gross profit (1)	$137.7	$122.0	$15.8	12.9%	$267.2	$244.2	$23.0	9.4%
% sales	36.7%	33.5%			36.0%	34.6%
Selling and administrative expenses	$73.8	$71.2	$2.6	3.7%	$146.7	$137.2	$9.6	7.0%
% sales	19.7%	19.5%			19.8%	19.4%
Operating income	$63.9	$50.8	$13.1	25.8%	$120.5	$107.0	$13.5	12.6%
% sales	17.0%	13.9%			16.2%	15.2%

(1) Sales less cost of sales.

Cost of sales in the second quarter of 2018 decreased 2.0% from the 2017 period, while gross profit margin increased from 33.5% in the 2017 period to 36.7% in the 2018 period. Gross profit and gross margins improved at both Industrial and Aerospace. At Industrial, gross profit improvement was driven primarily by the absence of charges resulting from restructuring actions taken during the 2017 period and favorable productivity, partially offset by the profit impact of lower organic sales within the segment. Gross profit at Industrial during the second quarter of 2017 was negatively impacted by $1.2 million of short-term purchase accounting adjustments related to the acquisition of FOBOHA. Gross margins at Industrial also improved during the second quarter, primarily as a result of the above items. Within Aerospace, improvement in gross profit relates primarily to organic growth within both the OEM and the aftermarket businesses, partially offset by scheduled price deflation as certain engine programs transition from their development stage into their production stage. Increased volumes in the maintenance overhaul and repair and spare parts businesses, in particular, contributed to the gross margin improvement during the second quarter of 2018 within Aerospace. Selling and administrative expenses in the second quarter of 2018 increased 3.7% from the 2017 period, due primarily to increased personnel costs during the period. As a percentage of sales, selling and administrative costs increased slightly from 19.5% in the second quarter of 2017 to 19.7% in the 2018 period. Operating income in the second quarter of 2018 increased 25.8% to $63.9 million from the second quarter of 2017 and operating income margin increased from 13.9% to 17.0%, driven by both Industrial and Aerospace, and attributed primarily to the items noted above.

Cost of sales in the first half of 2018 increased 2.7% from the 2017 period, while gross profit margin increased from 34.6% in the 2017 period to 36.0% in the 2018 period. Gross profit and gross margins improved at both Industrial and Aerospace. At Industrial, the gross margin increase during the first half of 2018 was driven primarily by the absence of the 2017 restructuring charges, partially offset by the profit impact of lower organic sales within the segment. Gross profit during the first half of 2017 was negatively impacted by $1.8 million of short-term purchase accounting adjustments related to the acquisition of FOBOHA. Within Aerospace, improvement in gross profit relates primarily to organic growth within both the OEM and the aftermarket businesses. Increased volumes in the maintenance repair and overhaul and spare parts businesses again contributed to the gross margin improvement during the first half of 2018. Selling and administrative expenses in the first half of 2018 increased 7.0% from the 2017 period, due primarily to increased personnel costs during the period. As a percentage of sales, selling and administrative costs increased slightly from 19.4% in the first half of 2017 to 19.8% in the 2018 period. Operating income in the first half of 2018 increased 12.6% to $120.5 million from the first half of 2017 and operating income margin increased from 15.2% to 16.2%, driven primarily by the items noted above.

Interest expense
Interest expense increased by $0.6 million in the second quarter of 2018, as compared with the prior year period, primarily a result of higher interest rates. Interest expense increased by $1.1 million in the first half of 2018, as compared with the prior year period, also a result of higher interest rates.

Other expense (income), net
Other expense (income), net in the second quarter of 2018 was $0.9 million compared to $(6.0) million in the second quarter of 2017. Other expense (income) in the three month periods ended June 30, 2018 and 2017 included other components of net periodic benefit cost of $0.6 million and $(6.4) million, respectively. The $(6.4) million impact in the 2017 period was largely attributed to pension curtailment and settlement gains resulting from the June 2017 closure of the FOBOHA facility located in Muri, Switzerland. See Note 15 for additional details related to the Closure of the FOBOHA facility and Note 10 for details related to the other components of net periodic benefit cost. Note 2 provides discussion of the amended guidance related to the presentation of pension and other postretirement benefit costs.

Other expense (income), net in the first half of 2018 was $2.7 million compared to $(5.4) million in the first half of 2017. Other expense (income) in the first half of 2018 and 2017 included other components of pension expense of $1.0 million and $(5.9) million, respectively. Foreign currency losses of $0.8 million in the first half of 2018 compared with foreign currency losses of $0.3 million in the first half of 2017.

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

As of June 30, 2018, the Company has not completed the accounting related to the income tax effects for certain sections of the Act and therefore the amount remains provisional. The U.S. Department of Treasury released Notice 2018-26 in April 2018 (the "Notice"). The Notice provides additional guidance to assist companies in calculating the one-time Transition Tax. Various states have also issued guidance related to calculating the tax impacts of the Act, as well as clarifications describing how States will tax income arising from the application of provisions within the Act. As a result of the recent guidance, the Company has reduced the tax expense related to the impact of the Act recorded as of December 31, 2017 by $1.5 million in the three month period ended June 30, 2018. Additional guidance related to Transition Tax, both from a federal and state standpoint, is anticipated by the end of 2018. Further, the Company remains in the process of completing its analysis related to the potential repatriation of foreign earnings.

Effective Tax Rate

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

The Company's effective tax rate in the first half of 2018 was 19.6% compared with 21.1% in the first half of 2017 and 69.6% for the full year 2017. Excluding the impact of a one-time $99.2 million of discrete tax expense related to the Act, partially offset by a benefit of $2.5 million on the prior year repatriation, the effective tax rate would have been 20.2% for the full year 2017. The decrease in the first half of 2018 effective tax rate from the full year 2017 adjusted rate is primarily due to the application of the provisions within the Notice and the resulting tax impact, an adjustment to certain international valuation reserves and an increase in the projected change in the mix of earnings attributable to lower-taxing jurisdictions. The decrease is partially offset by the application of GILTI, the absence of the adjustment of the Swiss valuation reserves, the absence of the settlement of tax audits and closure of tax years for various tax jurisdictions, the expiration of certain tax holidays and the decrease in the excess tax benefit on stock awards.

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

The Aerospace and Industrial segments were previously awarded international tax holidays. All significant tax holidays for which the Company received benefit have expired.

Income and Income per Share

	Three months ended June 30,				Six months ended June 30,
(in millions, except per share)	2018	2017	Change		2018	2017	Change
Net income	$49.4	$45.0	$4.4	9.8%	$88.2	$83.3	$4.9	5.9%
Net income per common share:
Basic	$0.94	$0.83	$0.11	13.3%	$1.66	$1.54	$0.12	7.8%
Diluted	0.93	0.82	0.11	13.4%	1.65	1.52	0.13	8.6%
Weighted average common shares outstanding:
Basic	52.6	54.2	(1.6)	(2.9)%	53.1	54.2	(1.1)	(2.1)%
Diluted	53.1	54.7	(1.6)	(2.9)%	53.6	54.7	(1.1)	(2.0)%

Basic and diluted net income per common share increased for the three and six month periods as compared to the 2017 periods. The increases were driven by increases in net income combined with reductions in both basic and diluted weighted average common shares outstanding which decreased due to the repurchase of 677,100 and 1,955,100 shares during 2017 and the first half of 2018, respectively, as part of the Company's repurchase program. The impact of the repurchased shares was partially offset by the issuance of additional shares for employee stock plans.

Financial Performance by Business Segment

Industrial

	Three months ended June 30,				Six months ended June 30,
(in millions)	2018	2017	Change		2018	2017	Change
Sales	$249.6	$251.8	$(2.3)	(0.9)%	$495.5	$479.2	$16.4	3.4%
Operating profit	38.3	30.9	7.4	24.1%	70.7	64.8	5.9	9.1%
Operating margin	15.4%	12.3%			14.3%	13.5%

Sales at Industrial were $249.6 million in the second quarter of 2018, a $2.3 million, or 0.9% decrease from the second quarter of 2017. Organic sales decreased by $9.4 million, or 3.7%, during the 2018 period, driven primarily by a decline within the Molding Solutions businesses, primarily impacted by the timing of mold validation and acceptance. Foreign currency increased sales by approximately $7.1 million as the U.S. dollar weakened against foreign currencies. During the first half of 2018, this segment reported sales of $495.5 million, a 3.4% increase from the first half of 2017. Organic sales decreased by $12.7 million, or 2.7%, during the 2018 period, primarily a result of lower volumes within the Molding Solutions businesses. Gammaflux provided acquisition sales of $3.1 million during the first half of 2018. The impact of foreign currency increased sales by approximately $26.0 million as the U.S. dollar weakened against foreign currencies.

Operating profit in the second quarter of 2018 at Industrial was $38.3 million, an increase of $7.4 million from the second quarter of 2017. Operating profit benefited from the absence of pre-tax restructuring charges of $5.8 million in the second quarter of 2017 and favorable productivity in the current period, partially offset by the profit impact from lower organic sales. The second quarter of 2017 also included $1.2 million of short-term purchase accounting adjustments related to the acquisition of FOBOHA. Operating margin increased from 12.3% in the 2017 period to 15.4% in the 2018 period due to the above items. Operating profit in the first half of 2018 at Industrial was $70.7 million, an increase of $5.9 million from the first half of 2017, primarily driven by the absence of the second quarter 2017 pre-tax restructuring charges of $5.8 million. Operating profit also benefited from favorable productivity, partially offset by the impact of lower contribution from organic sales. The first half of 2017 also included $1.8 million of short-term purchase accounting adjustments related to the acquisition of FOBOHA. Operating margin increased from 13.5% in the 2017 period to 14.3% in the 2018 period primarily as a result of these items.

Outlook: In Industrial, management is focused on generating organic sales growth through the introduction of new products and services and by leveraging the benefits of the diversified products and industrial end-markets in which its businesses have a global presence. Our ability to generate sales growth is subject to economic conditions in the global markets served by all of our businesses. For overall industrial end-markets, manufacturing Purchasing Managers' Indices ("PMIs") above 50 in China, North America and Europe remain positive signs. Within China, we have seen a strengthening in orders that has continued through the second quarter of 2018, indicating strength within the transportation markets. Global forecasted production for light vehicles is expected to continue growing nominally in 2018, with production expected to improve modestly within the North American market. Within our Molding Solutions businesses, global markets remain healthy. The Molding Solutions businesses exited 2017 with improved growth, and we generally anticipate favorable demand trends to continue within the global medical, personal care and packaging hot runner and mold markets through 2018, while automotive hot runner markets remain stable at heightened levels. As noted above, our sales were positively impacted by $26.0 million from fluctuations in foreign currencies. To the extent that the U.S. dollar fluctuates relative to other foreign currencies, our sales may continue to be impacted by foreign currency relative to the prior year periods. The relative impact on operating profit is not expected to be as significant as the impact on sales as most of our businesses have expenses primarily denominated in local currencies, where their revenues reside, however operating margins may be impacted. The Company also remains focused on sales growth through acquisition and expanding geographic reach. Strategic investments in new technologies, manufacturing processes and product development are expected to provide incremental benefits over the long term.

Operating profit is largely dependent on sales volumes, mix of the businesses in the segment and the Company's ability to effectively perform. Management continues to focus on improving profitability and expanding margins through leveraging organic sales growth, acquisitions, pricing initiatives, global sourcing, productivity and the evaluation of customer programs. Operating profit may also be impacted by enactment of or changes in changes in tariffs, trade agreements and trade policies that may affect the cost and/or availability of goods, including aluminum and steel. In particular, current and proposed tariffs recently announced by the United States government could further increase prices of raw materials or other supplies which we will attempt to offset through mitigation actions. We continue to evaluate market conditions and remain proactive in managing costs. Costs associated with new product and process introductions, restructuring initiatives, strategic investments and the integration of acquisitions may negatively impact operating profit.

Aerospace

	Three months ended June 30,				Six months ended June 30,
(in millions)	2018	2017	Change		2018	2017	Change
Sales	$125.7	$112.7	$13.1	11.6%	$246.4	$227.1	$19.3	8.5%
Operating profit	25.6	19.9	5.7	28.6%	49.8	42.3	7.6	17.9%
Operating margin	20.3%	17.6%			20.2%	18.6%

The Aerospace segment reported sales of $125.7 million in the second quarter of 2018, an 11.6% increase from the second quarter of 2017. Sales increased within all of the Aerospace businesses. The original equipment manufacturing ("OEM") business continued to benefit from the ramp of newer, more technologically advanced engine programs. The sales increase reflects increased volume generated by these newer platforms, partially offset by scheduled price deflation as certain engine programs transition from their development stage into their production stage. Sales within the aftermarket repair and overhaul ("MRO") and spare parts businesses increased as airline traffic and aircraft utilization remained strong. Sales within the segment are largely denominated in U.S. dollars and therefore were not impacted by changes in foreign currency. During the first half of 2018, the Aerospace segment reported sales of $246.4 million, an 8.5% increase from the first half of 2017, driven by growth within each of the Aerospace businesses. Growth during the first half of 2018 also resulted from sales in newer engine programs within OEM and additional volume from existing customers within the aftermarket businesses.

Operating profit at Aerospace in the second quarter of 2018 increased 28.6% from the second quarter of 2017 to $25.6 million. The increase resulted from the profit impact of the increased volumes at both the OEM and the aftermarket businesses, as discussed above, partially offset by scheduled price deflation as certain programs move into their production stages. Operating margin increased from 17.6% in the 2017 period to 20.3% in the 2018 period primarily as a result of these items. Operating profit in the first half of 2018 increased 17.9% from the first half of 2017 to $49.8 million, also driven by higher sales volumes, partially offset by scheduled price deflation.

Outlook: Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the worldwide economy and are supported by its order backlog through participation in certain strategic commercial and military engine and airframe programs. Over the next several years, the Company expects sustained strength in demand for new engines, driven by a forecasted increase in commercial aircraft production levels. The Company anticipates further shifts in the production mix from legacy engine programs to the continual ramping of several new engine programs. Backlog at OEM was $818.1 million at June 30, 2018, an increase of 14.6% since December 31, 2017 (backlog of $713.8 million), primarily attributed to an increase in orders related to newer engine platforms. Approximately 45% of OEM backlog is expected to ship in the next 12 months. The Aerospace OEM business may be impacted by changes in the content levels on certain platforms, changes in customer sourcing decisions, adjustments to customer inventory levels, commodity availability and pricing and the use of alternate materials. Additional impacts may include changes in production schedules of specific engine and airframe programs, redesign of parts, quantity of parts per engine, cost schedules agreed to under contract with the engine manufacturers, as well as the pursuit and duration of new programs. Sales in the Aerospace aftermarket business may be impacted by fluctuations in end-

market demand, early aircraft retirements, inventory management and changes in customer sourcing, deferred or limited maintenance activity during engine shop visits and the use of surplus (used) material during the engine repair and overhaul process. End markets are expected to grow based on the long term underlying fundamentals of the aerospace industry. Management continues to believe its Aerospace aftermarket business is competitively positioned based on well-established long-term customer relationships, including maintenance and repair contracts in the MRO business and long-term Revenue Sharing Programs ("RSPs") and Component Repair Programs ("CRPs"), expanded capabilities and current capacity levels. The MRO business may be potentially impacted by airlines that closely manage their aftermarket costs as engine performance and quality improves. Fluctuations in fuel costs and their impact on airline profitability and behaviors within the aerospace industry could also impact levels and frequency of aircraft maintenance and overhaul activities, and airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the economics associated with new fuel efficient technologies.

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

In February 2017, the Company and certain of its subsidiaries entered into the fourth amendment of its fifth amended and restated revolving credit agreement (the “Amended Credit Agreement”) and retained Bank of America, N.A. as the Administrative Agent for the lenders. The Amended Credit Agreement increases the facility from $750.0 million to $850.0 million and extends the maturity date from September 2018 to February 2022. The Amended Credit Agreement also increases the existing accordion feature from $250.0 million, allowing the Company to now request additional borrowings of up to $350.0 million. The Company may exercise the accordion feature upon request to the Administrative Agent as long as an event of default has not occurred or is not continuing. The borrowing availability of $850.0 million, pursuant to the terms of the Amended Credit Agreement, allows for multi-currency borrowing which includes euro, British pound sterling or Swiss franc borrowing, up to $600.0 million. Depending on the Company’s consolidated leverage ratio, and at the election of the Company, borrowings under the Amended Credit Agreement will bear interest at either LIBOR plus a margin of between 1.10% and 1.70% or the base rate, as defined in the Amended Credit Agreement, plus a margin of 0.10% to 0.70%. Multi-currency borrowings, pursuant to the Amended Credit Agreement, bear interest at their respective interbank offered rate (i.e. Euribor) or 0.00% (higher of the two rates) plus a margin of between 1.10% and 1.70%.

In October 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, as purchasers, for the issuance of $100.0 million aggregate principal amount of 3.97% senior notes due October 17, 2024 (the “3.97% Senior Notes”). The 3.97% Senior Notes are senior unsecured obligations of the Company and pays interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Senior Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Senior Notes in an amount equal to 100% of the principal amount of the 3.97% Senior Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The Note Purchase Agreement contains customary affirmative and negative covenants that are similar to the covenants required under the Amended Credit Agreement, as discussed below. At June 30, 2018, the Company was in compliance with all covenants under the Note Purchase Agreement.

The Company's borrowing capacity remains limited by various debt covenants in the Amended Credit Agreement and the Note Purchase Agreement (the "Agreements"). The Agreements require the Company to maintain a ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times ("Senior Debt Ratio"), a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 3.75 times and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25, in each case at the end of each fiscal quarter; provided that the debt to EBITDA ratios are permitted to increase for a period of four fiscal quarters after the closing of certain permitted acquisitions. At June 30, 2018, the Company was in compliance with all covenants under the Agreements. The Company's most restrictive financial covenant is the Senior Debt Ratio which requires the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.25 times at June 30, 2018. The actual ratio at June 30, 2018 was 1.83 times.

During the first half of 2018, the Company repurchased 2.0 million shares of the Company's stock at a cost of $118.1 million.

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the Amended Credit Facility and currently expects that its bank syndicate, comprised of 14 banks, will continue to support its Amended Credit Agreement which matures in February 2022. At June 30, 2018, the Company had $389.9 million unused and available for borrowings under its $850.0 million Amended Credit Facility, subject to covenants in the Company's revolving debt agreements. At June 30, 2018, additional borrowings of $616.8 million of Total Debt and $455.9 million of Senior Debt, would have been allowed under the financial covenants. The Company intends to use borrowings under its Amended Credit Facility to support the Company's ongoing growth initiatives. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements.

The Company had $22.4 million in borrowings under short-term bank credit lines at June 30, 2018.

In 2012, the Company entered into five-year interest rate swap agreements (the "Swaps") transacted with three banks which together convert the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.03% plus the borrowing spread, for the purpose of mitigating its exposure to variable interest rates. The swaps expired on April 28, 2017. The Company entered into a new interest rate swap agreement (the "Swap") that commenced on April 28, 2017, with one bank, and converts the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The swap expires on January 31, 2022. At June 30, 2018, the Company's total borrowings were comprised of approximately 35% fixed rate debt and 65% variable rate debt. At December 31, 2017, the Company's total borrowings were comprised of approximately 39% fixed rate debt and 61% variable rate debt.

At June 30, 2018, the Company held $120.5 million in cash and cash equivalents, the majority of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions. The Act has changed the impact of U.S. taxation on foreign distributions. The Company is continuing its evaluation regarding the potential repatriation of overseas cash. The Company has determined that foreign earnings for the period beginning January 1, 2018 will be indefinitely reinvested. Accordingly, a deferred tax liability has not been recorded for the excess of the tax basis over the financial statement (book) basis arising since January 1, 2018. For the period ended December 31, 2017, the Company recorded a deferred tax liability of $6.9 million on the portion of earnings it expects to repatriate. The Company continues to analyze its position in regards to the excess of the tax basis over the financial statement (book) basis arising for the period prior to January 1, 2018 and as such, the entry made effective December 31, 2017 remains provisional.

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

Cash Flow

	Six months ended June 30,
(in millions)	2018	2017	Change
Operating activities	$88.6	$102.4	$(13.8)
Investing activities	(30.7)	(38.9)	8.3
Financing activities	(79.8)	(29.0)	(50.9)
Exchange rate effect	(2.9)	3.9	(6.8)
(Decrease) increase in cash	$(24.8)	$38.4	$(63.2)

Operating activities provided $88.6 million in the first six months of 2018 compared to $102.4 million in the first six months of 2017. Operating cash flows in the 2018 period were positively impacted by improved operating results offset by an increase in cash used for working capital from $13.3 million in the 2017 period to $40.4 million in the 2018 period. The changes to working capital in the 2018 period include a use of $9.3 million (included within accounts receivable) related to additional rights to payment and customer advances which were offset by a corresponding $9.3 million increase in accrued liabilities. Cash from operating activities during the 2018 period includes a use of $6.9 million for the first payment required related to the Transition Tax. Cash from operating activities during the 2017 period includes cash received from a prior contract termination arbitration award partially offset by a $5.0 million discretionary contribution to the U.S. qualified pension plans.

Investing activities used $30.7 million and $38.9 million in the first six months of 2018 and 2017, respectively. Investing activities in the 2018 period included capital expenditures of $24.3 million compared to $27.3 million in the 2017 period. The Company expects capital spending in 2018 to approximate $60 million. Investing activities for the first six months of 2018 also include a $5.8 million participation fee payment related to the aftermarket Revenue Sharing Programs. Investing activities in the first six months of 2017 include an outflow of $8.8 million to fund the acquisition of Gammaflux. Investing activities in the 2018 and 2017 periods include payments of $1.0 million and $3.0 million, respectively, in Other Investing activities related to an Aerospace agreement.

Financing activities in the first six months of 2018 included a net increase in borrowings of $56.4 million compared to an increase of $4.5 million in the comparable 2017 period. In 2018, the Company borrowed 179.0 million Euros ($208.6 million) under the Amended Credit Facility through an international subsidiary. The proceeds were distributed to the Parent Company and subsequently used to pay down U.S. borrowings under the Amended Credit Agreement. During the first six months of 2018 and 2017, the Company repurchased 2.0 million shares and 0.1 million shares, respectively, of the Company's stock at a cost of $118.1 million and $5.4 million, respectively. Total cash used to pay dividends increased to $15.8 million in the 2018 period from $14.5 million in the 2017 period. Other financing cash flows during the first six months of 2018 and 2017 include $2.5 million and $11.8 million, respectively, of net cash payments resulting from the settlement of foreign currency hedges related to intercompany financing. Cash used for financing activities in the 2017 period also includes $2.5 million of deferred financing fees paid in connection with the Amended Credit Agreement.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At June 30, 2018, $460.1 million was borrowed at an average interest rate of 2.25% under the Company's $850.0 million Amended Credit Facility which matures in February 2022. In addition, as of June 30, 2018, the Company had $22.4 million in borrowings under short-term bank credit lines. At June 30, 2018, the Company's total borrowings were comprised of 35% fixed rate debt and 65% variable rate debt. The interest payments on $100.0 million of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the respective interest rate swap that was executed in April 2017.

Debt Covenants

As noted above, borrowing capacity is limited by various debt covenants in the Company's debt agreements. Following is a reconciliation of Consolidated EBITDA, a key metric in the debt covenants, to the Company's net income (in millions):

Four fiscal quarters ended June 30, 2018
Net income	$64.3
Add back:
Interest expense	15.7
Income taxes	135.6
Depreciation and amortization	91.7
Adjustment for non-cash stock based compensation	12.1
Other adjustments	2.4
Consolidated EBITDA, as defined	$321.9

Consolidated Senior Debt, as defined, as of June 30, 2018	$590.3
Ratio of Consolidated Senior Debt to Consolidated EBITDA	1.83
Maximum	3.25
Consolidated Total Debt, as defined, as of June 30, 2018	$590.3
Ratio of Consolidated Total Debt to Consolidated EBITDA	1.83
Maximum	3.75
Consolidated Cash Interest Expense, as defined, as of June 30, 2018	$15.7
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	20.49
Minimum	4.25

The Amended Credit Agreement allows for certain adjustments within the calculation of the financial covenants. Other adjustments include net gains on the sale of assets, due diligence and transaction expenses, changes in accounting and restructuring charges as permitted under the Amended Credit Agreement. The Company's financial covenants are measured as of the end of each fiscal quarter. At June 30, 2018, additional borrowings of $616.8 million of Total Debt and $455.9 million of Senior Debt would have been allowed under the covenants. Senior Debt includes primarily the borrowings under the Amended Credit Facility, the 3.97% Senior Notes and the borrowings under the lines of credit. The Company's unused committed credit facilities at June 30, 2018 were $389.9 million. As noted above, the Company is continuing to analyze the impacts of the Act, however we currently do not believe that any changes proposed by the Act will impact compliance with our debt covenants.

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

Critical Accounting Policies

Goodwill and Indefinite-Lived Intangible Assets: Goodwill and indefinite-lived intangible assets are subject to impairment testing annually or earlier if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Management completes their annual impairment assessments during the second quarter of each year as of April 1. The Company elected to early adopt the amended guidance related to goodwill impairment testing during the second quarter of 2018, in conjunction with its annual assessment. See Note 2 of the Consolidated Financial Statements. The Company utilizes the option to first assess qualitative factors to determine whether it is necessary to perform the Step 1 quantitative goodwill impairment test in accordance with the applicable accounting standards. Under the qualitative assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, overall unit performance and events directly affecting a unit. If the Company determines that the Step 1 quantitative impairment test is required, management estimates the fair value of the reporting unit primarily using the income approach, which reflects management’s cash flow projections, and also evaluates the fair value using the market approach. Inherent in management’s development of cash flow projections are assumptions and estimates, including those related to future earnings and growth and the weighted average cost of capital. The Company compares the fair value of the reporting unit with the carrying value of the reporting unit. If the fair values were to fall below the carrying values, the Company would recognize a non-cash impairment charge to income from operations for the amount by which the carrying amount of any reporting unit exceeds the reporting unit’s fair value, assuming the loss recognized does not exceed the total amount of goodwill for the reporting unit. Based on our second quarter assessment, the estimated fair value of all reporting units significantly exceeded their carrying values and there was no goodwill impairment at any reporting units. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company-specific and overall economic conditions. Management’s quantitative assessment includes a review of the potential impacts of current and projected market conditions from a market participant’s perspective on reporting units’ projected cash flows, growth rates and cost of capital to assess the likelihood of whether the fair value would be less than the carrying value. The Company also completed its annual impairment testing of its trade names, indefinite-lived intangible assets, in the second quarter of 2018 and determined that there were no impairments.

EBITDA

EBITDA for the first half of 2018 was $164.9 million compared to $158.0 million in the first half of 2017. EBITDA is a measurement not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Six months ended June 30,
	2018	2017
Net income	$88.2	$83.3
Add back:
Interest expense	8.0	6.9
Income taxes	21.5	22.3
Depreciation and amortization	47.1	45.5
EBITDA	$164.9	$158.0

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's second fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
April 1-30, 2018	273,218		$60.02	273,000	2,965,906
May 1-31, 2018	798,597		$59.32	798,100	2,167,806
June 1-30, 2018	352,104		$59.38	351,000	1,816,806
Total	1,423,919	(1)		1,422,100

(1)
Other than 1,422,100 shares purchased in the second quarter of 2018, which were purchased as part of the Company's 2011 Program (defined below), all acquisitions of equity securities during the second quarter of 2018 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

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

Barnes Group Inc.
(Registrant)

Date:	July 27, 2018	/s/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr. Senior Vice President, Finance Chief Financial Officer (Principal Financial Officer)

Date:	July 27, 2018	/s/ MARIAN ACKER
Marian Acker Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended June 30, 2018

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