Form 10-Q
period 2018-09-30
BARNES GROUP INC
filed 2018-10-29
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

The registrant had outstanding 51,306,915 shares of common stock as of October 24, 2018.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended September 30, 2018

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” under Part I - Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net sales	$369,797	$357,156	$1,111,772	$1,063,451

Cost of sales	236,880	235,406	711,622	697,493
Selling and administrative expenses	73,854	72,852	220,575	210,023
	310,734	308,258	932,197	907,516
Operating income	59,063	48,898	179,575	155,935

Interest expense	4,054	3,748	12,078	10,638
Other expense (income), net	2,447	1,469	5,157	(3,965)
Income before income taxes	52,562	43,681	162,340	149,262
Income taxes	13,453	8,348	34,983	30,599
Net income	$39,109	$35,333	$127,357	$118,663

Per common share:
Basic	$0.76	$0.65	$2.42	$2.19
Diluted	0.75	0.65	2.40	2.17
Dividends	0.16	0.14	0.46	0.41

Weighted average common shares outstanding:
Basic	51,569,764	54,066,509	52,555,130	54,140,551
Diluted	52,080,676	54,570,677	53,091,468	54,649,723

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$39,109	$35,333	$127,357	$118,663
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on hedging activities, net of tax (1)	1,075	335	1,886	(124)
Foreign currency translation adjustments, net of tax (2)	1,737	20,004	(36,670)	80,174
Defined benefit pension and other postretirement benefits, net of tax (3)	2,193	1,640	8,382	3,576
Total other comprehensive income (loss), net of tax	5,005	21,979	(26,402)	83,626
Total comprehensive income	$44,114	$57,312	$100,955	$202,289

(1) Net of tax of $315 and $125 for the three months ended September 30, 2018 and 2017, respectively, and $593 and $(87) for the nine months ended September 30, 2018 and 2017, respectively.

(2) Net of tax of $43 and $146 for the three months ended September 30, 2018 and 2017, respectively, and $(119) and $526 for the nine months ended September 30, 2018 and 2017, respectively.

(3) Net of tax of $750 and $946 for the three months ended September 30, 2018 and 2017, respectively, and $2,813 and $2,749 for the nine months ended September 30, 2018 and 2017, respectively.

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$79,387	$145,290
Accounts receivable, less allowances (2018 - $5,490; 2017 - $5,143)	372,531	348,943
Inventories	258,374	241,962
Prepaid expenses and other current assets	53,281	32,526
Total current assets	763,573	768,721

Deferred income taxes	11,336	12,161

Property, plant and equipment	837,630	835,341
Less accumulated depreciation	(478,762)	(476,043)
	358,868	359,298

Goodwill	688,227	690,223
Other intangible assets, net	489,977	507,042
Other assets	32,462	28,271
Total assets	$2,344,443	$2,365,716

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$63	$5,669
Accounts payable	130,756	127,521
Accrued liabilities	203,481	181,241
Long-term debt - current	2,496	1,330
Total current liabilities	336,796	315,761

Long-term debt	560,645	525,597
Accrued retirement benefits	82,901	89,000
Deferred income taxes	64,746	73,505
Long-term tax liability	72,305	79,770
Other liabilities	20,145	21,762

Commitments and contingencies (Note 15)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2018 - 63,293,460 shares; 2017 - 63,034,240 shares)	633	630
Additional paid-in capital	466,610	457,365
Treasury stock, at cost (2018 - 12,029,624 shares; 2017 - 9,656,369 shares)	(441,422)	(297,998)
Retained earnings	1,333,216	1,206,723
Accumulated other non-owner changes to equity	(152,132)	(106,399)
Total stockholders' equity	1,206,905	1,260,321
Total liabilities and stockholders' equity	$2,344,443	$2,365,716

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2018	2017
Operating activities:
Net income	$127,357	$118,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,405	68,535
Loss (gain) on disposition of property, plant and equipment	124	(96)
Stock compensation expense	8,850	8,472
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(12,136)	(26,773)
Inventories	(24,525)	(11,454)
Prepaid expenses and other current assets	(7,186)	(2,398)
Accounts payable	4,824	14,134
Accrued liabilities	9,765	28,889
Deferred income taxes	(13,758)	(18,063)
Long-term retirement benefits	544	(11,469)
Long-term tax liability	(7,465)	—
Other	1,162	(677)
Net cash provided by operating activities	157,961	167,763

Investing activities:
Proceeds from disposition of property, plant and equipment	491	401
Capital expenditures	(40,168)	(41,957)
Business acquisitions, net of cash acquired	(30,837)	(8,922)
Revenue sharing program payments	(5,800)	—
Other	(1,000)	(3,000)
Net cash used by investing activities	(77,314)	(53,478)

Financing activities:
Net change in other borrowings	(5,542)	(14,103)
Payments on long-term debt	(381,887)	(60,897)
Proceeds from the issuance of long-term debt	414,989	89,118
Proceeds from the issuance of common stock	721	1,731
Common stock repurchases	(138,275)	(23,300)
Dividends paid	(23,996)	(22,042)
Withholding taxes paid on stock issuances	(5,149)	(4,851)
Other	(3,598)	(17,773)
Net cash used by financing activities	(142,737)	(52,117)

Effect of exchange rate changes on cash flows	(3,813)	5,856
(Decrease) increase in cash and cash equivalents	(65,903)	68,024
Cash and cash equivalents at beginning of period	145,290	66,447
Cash and cash equivalents at end of period	$79,387	$134,471

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data)
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income, comprehensive income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2017 has been derived from the 2017 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair statement of the results, have been included. Operating results for the nine month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Certain reclassifications have been made to prior year amounts to conform to current year presentation. See Note 3 which discusses the Company's application of the amended guidance related to the classification of pension and other postretirement benefit costs.

2. Acquisition

On July 23, 2018, the Company acquired Industrial Gas Springs Group Holdings Limited (“IGS”), a recognized designer, manufacturer and supplier of customized gas springs. IGS is headquartered in the United Kingdom, with distribution and assembly capabilities in the United States. Its diversified end markets include general industrial, transportation, aerospace, and medical, among others. The Company acquired IGS for an aggregate purchase price of 29,138 British pound sterling ($38,017) which includes post closing adjustments under the terms of the Share Purchase Agreement including 2,820 British pound sterling ($3,679) related to cash acquired. The Company paid 26,454 British pound sterling ($34,515) in cash, using cash on hand and borrowings under the Company's revolving credit facility, and recorded a liability of 2,684 British pound sterling ($3,502) related to the post closing adjustments. This liability is recorded within accrued liabilities within the Consolidated Balance Sheet as of September 30, 2018. In connection with the acquisition, the Company recorded $14,228 of goodwill and $15,300 of intangible assets. See Note 7 to the Consolidated Financial Statements.

During the nine months ended September 30, 2018, the Company incurred $828 of acquisition-related costs related to the IGS acquisition. These costs include due diligence costs and transaction costs to complete the acquisition and have been recognized in the Consolidated Statements of Income as selling and administrative expenses.

The operating results of IGS have been included in the Consolidated Statements of Income since the date of acquisition. The Company reported $2,874 in net sales for the period from the acquisition date through September 30, 2018. IGS results have been included within the Industrial segment's operating profit.

3. Recent Accounting Standards

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

The cumulative effect of the changes made to the Consolidated Balance Sheet as of January 1, 2018 for the adoption of ASC 606 were as follows:

	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
Assets
Accounts receivable, less allowances	$348,943	$13,536	$362,479
Inventories	241,962	(8,908)	233,054
Prepaid expenses and other current assets	32,526	14,579	47,105
Deferred income taxes	12,161	(990)	11,171

Liabilities
Accrued liabilities	181,241	13,536	194,777
Deferred income taxes	73,505	386	73,891

Stockholders' equity
Retained earnings	1,206,723	4,295	1,211,018

The impact of adoption on the Consolidated Statements of Income and Balance Sheets was as follows:

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Consolidated Statement of Income
Net sales	$369,797	$370,129	$(332)	$1,111,772	$1,112,423	$(651)
Cost of sales	236,880	236,601	279	711,622	712,069	(447)
Operating income	59,063	59,674	(611)	179,575	179,779	(204)
Income before income taxes	52,562	53,173	(611)	162,340	162,544	(204)
Income taxes	13,453	13,619	(166)	34,983	35,046	(63)
Net income	39,109	39,554	(445)	127,357	127,498	(141)

	September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Consolidated Balance Sheet
Assets
Accounts receivable, less allowances	$372,531	$362,572	$9,959
Inventories	258,374	266,843	(8,469)
Prepaid expenses and other current assets	53,281	39,241	14,040
Deferred income taxes	11,336	12,395	(1,059)

Liabilities
Accrued liabilities	203,481	193,363	10,118
Deferred income taxes	64,746	64,499	247

Stockholders' equity
Retained earnings	1,333,216	1,329,062	4,154
Accumulated other changes to equity	(152,132)	(152,088)	(44)

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

In March 2017, the FASB amended its guidance related to the presentation of pension and other postretirement benefit costs. The amended guidance requires the bifurcation of net periodic benefit cost for pension and other postretirement plans. The service cost component of expense will be presented with other employee compensation costs in operating income, consistent with the current guidance. The other components of expense, however, will be reported separately outside of operating income. The amended guidance also allows only the service cost component of net benefit cost to be eligible for capitalization. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. The Company adopted the amended guidance during the first quarter of 2018. The amended guidance was applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the Statements of Income. Additionally, the amended guidance was applied prospectively for the capitalization of the service cost component of net periodic benefit cost. The amended guidance allows for a practical expedient that permits the use of amounts previously disclosed in the pension and other postretirement benefit plan Note within the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company elected this practical expedient for prior period presentation. During the three and nine month periods ended September 30, 2017, the adoption of this amended guidance resulted in the reclassifications of $1,109 and $(4,739), respectively of net periodic benefit cost from compensation costs (included in Cost of Sales and Selling and Administrative expenses) to other expense (income), net on the Statements of

Income. These reclassifications included all components of net periodic benefit cost other than the service cost component, with the primary drivers during the nine month period relating to the pension curtailment and settlement gains of ($7,217) and ($230), respectively, resulting from the June 2017 closure of the FOBOHA facility located in Muri, Switzerland. See Note 11 of the Consolidated Financial Statements for additional detail related to the curtailment and settlements gains and Note 16 for additional details related to the restructure of the Muri, Switzerland facility.

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

In August 2018, the FASB issued new guidance related to a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by a vendor (for example, a service contract). Pursuant to the new guidance, customers will apply the same criteria for capitalizing implementation costs in a hosting arrangement as they would for an arrangement that has a software license. The new guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. The FASB provided the option of applying the guidance retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company elected to early adopt this guidance, prospectively, during the third quarter of 2018, and it did not have a material impact on the Consolidated Financial Statements.

Recently Issued Accounting Standards

In February 2016, the FASB amended its guidance related to lease accounting. The amended guidance requires lessees to recognize a majority of their leases on the balance sheet as a right-to-use ("ROU") asset. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Lease expense will be recorded in a manner similar to current accounting. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The guidance requires application on a modified retrospective basis based on the earliest period presented within the Consolidated Financial Statements. In July 2018, the FASB issued guidance that made available a transition method that provides an option to use the effective date of the amended guidance as the date of initial application. The Company plans to elect this option. Based on the effective date, this amended guidance will apply to the Company, and it plans to adopt this guidance, beginning on January 1, 2019. The Company's adoption will include lease codification improvements that were also issued by the FASB in July 2018. The Company is currently evaluating the impact that the amended guidance will have on its Consolidated Financial Statements.
During the third quarter of 2018, the Company continued to assess its leases and process the data required to measure its lease liabilities and ROU assets. The Company continued its implementation of lease accounting software supporting its assessment and analysis of leases. The Company also began designing certain changes to existing processes, policies and systems during implementation to accommodate financial and disclosure requirements. The Company anticipates the amended guidance will have a material impact on its assets and liabilities due to the addition of ROU assets and lease liabilities to the balance sheet; however, it does not expect the amended guidance to have a material impact on its cash flows or results of operations.

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

In August 2018, the FASB amended its guidance related to disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amended requirements serve to remove, add and otherwise clarify certain existing disclosures. The amended guidance is effective for fiscal years ending after December 15, 2020. The guidance requires application on a retrospective basis to all periods presented. The Company is currently evaluating the impact that the guidance may have on the disclosures within its Consolidated Financial Statements.

4. Revenue

The Company is a global provider of highly engineered products and systems, differentiated industrial technologies, and innovative solutions, serving a wide range of end markets and customers. Its specialized products and services are used in far-reaching applications including aerospace, transportation, manufacturing, healthcare, and packaging. The Company accounts for revenue in accordance with ASC 606, which it adopted on January 1, 2018, using the modified retrospective approach. Note 3 of the Consolidated Financial Statements further discusses this adoption.

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

The following table presents the Company's revenue disaggregated by products and services, and geographic regions, by segment.

	Three months ended September 30, 2018
	Industrial	Aerospace	Total Company
Product and Services
Engineered Components Products	$84,696	$—	$84,696
Molding Solutions Products	124,887	—	124,887
Nitrogen Gas Products	34,549	—	34,549
Aerospace Original Equipment Manufacturer Products	—	84,741	84,741
Aerospace Aftermarket Product and Services	—	40,924	40,924
	$244,132	$125,665	$369,797

Geographic Regions (A)
Americas	$98,948	$88,260	$187,208
Europe	86,083	25,591	111,674
Asia	58,151	10,911	69,062
Other	950	903	1,853
	$244,132	$125,665	$369,797

	Nine months ended September 30, 2018
	Industrial	Aerospace	Total Company
Product and Services
Engineered Components Products	$265,878	$—	$265,878
Molding Solutions Products	369,924	—	369,924
Nitrogen Gas Products	103,868	—	103,868
Aerospace Original Equipment Manufacturer Products	—	249,963	249,963
Aerospace Aftermarket Product and Services	—	122,139	122,139
	$739,670	$372,102	$1,111,772

Geographic Regions (A)
Americas	$288,265	$266,698	$554,963
Europe	273,214	72,991	346,205
Asia	175,533	29,671	205,204
Other	2,658	2,742	5,400
	$739,670	$372,102	$1,111,772

(A) Sales by geographic market are based on the location to which the product is shipped.

Revenue from goods and services transferred to customers at a point in time accounted for approximately 90 percent of revenue for both the three and nine-month periods ended September 30, 2018. A majority of revenue within the Industrial segment and Aerospace OEM business, along with a portion of revenue within the Aerospace Aftermarket business, is recognized at a point in time, primarily when the product or solution is shipped to the customer.

Revenue from products and services transferred to customers over time accounted for approximately 10 percent of revenue for both the three and nine-month periods ended September 30, 2018. The Company recognizes revenue over time in instances where a contract supports a continual transfer of control to the customer. Substantially all of our revenue in the Aerospace maintenance repair and overhaul business and a portion of the Engineered Components products, Molding Solutions products and Aerospace OEM products is recognized over time. Within the Molding Solution businesses and Aerospace Aftermarket business, this continual transfer of control to the customer results from repair and refurbishment work performed on customer controlled assets. With other contracts, this continual transfer of control to the customer is supported by clauses in the contract where we deliver products that do not have an alternative use and requires an enforceable right to payment of costs incurred (plus a reasonable profit) or the Company has a contractual right to complete any work in process and receive full contract price.

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

Estimating total contract revenue may require judgment as certain contracts contain pricing discount structures, rebates, early payment discounts, or other provisions that can impact transaction price. The Company generally estimates variable consideration utilizing the expected value methodology as multiple inputs are considered and weighed, such as customer history, customer forecast communications, economic outlooks, and industry data. In certain circumstances where a particular outcome is probable, we utilize the most likely amount to which we expect to be entitled. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company has opted not to adjust the promised amount of consideration for the effects of a financing component when the period between when we transfer a promised product or service to a customer and when the customer pays for that product or service is one year or less.

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

Adjustments to net sales, cost of sales and the related impact to operating income are recognized as necessary in the period they become known. The resultant impacts from these changes in estimates are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on both current and prior periods. Revenue recognized from performance obligations satisfied in previous periods was not material in the three and nine months ended September 30, 2018.

Contract Balances. The timing of revenue recognition, invoicing and cash collections affect accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets.

Unbilled Receivables (Contract Assets) - Pursuant to the over time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized when 1) the cost-to-cost method is applied and 2) such revenue exceeds the amount invoiced to the customer. Unbilled receivables are included within prepaid expenses and other current assets on the Consolidated Balance Sheet as of September 30, 2018.

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

These assets and liabilities are reported on the Consolidated Balance Sheet on an individual contract basis at the end of each reporting period.

Net contract assets (liabilities) consisted of the following:

	September 30, 2018	January 1, 2018	$ Change	% Change
Unbilled receivables (contract assets)	$14,040	$14,579	$(539)	(4)%
Contract liabilities	(67,409)	(54,007)	(13,402)	25%
Net contract liabilities	$(53,369)	$(39,428)	$(13,941)	35%

Contract liabilities balances at September 30, 2018 and January 1, 2018 include $10,014 and $13,536, respectively, of customer advances for which the Company has an unconditional right to collect payment. Accounts receivable, as presented on the Consolidated Balance Sheet and within Note 3, includes corresponding balances at September 30, 2018 and January 1, 2018, respectively.

Changes in the net contract asset (liability) balance during the nine month period ended September 30, 2018 were impacted by a $13,402 increase in contract liabilities, driven primarily by new customer advances and deposits, partially offset by revenue recognized in the current period. Adding to this contract liability increase was a $539 decrease in contract assets, driven primarily by earlier contract progress being invoiced to the customer, partially offset by contract progress (i.e.unbilled receivable).

The Company recognized approximately 25% and 75% of the revenue related to the contract liability balance as of January 1, 2018 during the three and nine months ended September 30, 2018, respectively, primarily representing revenue from the sale of molds and hot runners within the Molding Solutions business.

Contract Costs. The Company may incur costs to fulfill a contract. Costs are incurred to develop, design and manufacture tooling to produce a customer’s customized product in conjunction with certain of its contracts, primarily in the Aerospace OEM business. For certain contracts, control related to this tooling remains with the Company. The tooling may be deemed recoverable over the life of the related customer contract (oftentimes a long-term agreement). The Company therefore capitalizes these tooling costs and amortizes them over the shorter of the tooling life or the duration of the long-term agreement. The Company may also incur costs related to the development of product designs (molds or hot runner systems) within its Molding Solutions businesses. Control of the design may be retained by the Company and deemed recoverable over the contract to build the systems or mold, therefore this design work cost is capitalized and amortized to cost of sales when the related revenue is recognized. Amortization related to these capitalized costs to fulfill a contract were $3,606 and $11,548 in the three and nine month periods ended September 30, 2018, respectively.

Capitalized costs, net of amortization, to fulfill contract balances were as follows:

September 30, 2018
Tooling	$3,164
Design costs	2,930
Other	31
$6,125

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

Remaining Performance Obligations. The Company has elected the practical expedient which allows disclosure of remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes projections of components and assemblies that Aerospace OEM customers anticipate purchasing in the future under existing programs, which represent orders that are beyond lead time and do not represent performance obligations pursuant to ASC 606. As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $162,645. The Company expects to recognize revenue on approximately 80% of the remaining performance obligations over the next 12 months, with the remainder being recognized within 24 months.

5. Net Income Per Common Share

For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans. For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding was increased by 510,912 and 504,168 for the three month periods ended September 30, 2018 and 2017, respectively, and by 536,338 and 509,172 for the nine month periods ended September 30, 2018 and 2017, respectively, to account for the potential dilutive effect of stock-based incentive plans. There were no adjustments to net income for the purposes of computing income available to common stockholders for the periods.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three month periods ended September 30, 2018 and 2017, the Company excluded 108,516 and 0 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive. During the nine month periods ended September 30, 2018 and 2017, the Company excluded 133,910 and 59,261 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive.

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

6. Inventories

The components of inventories consisted of:

	September 30, 2018	December 31, 2017
Finished goods	$76,181	$79,649
Work-in-process	108,244	97,276
Raw material and supplies	73,949	65,037
	$258,374	$241,962

7. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended September 30, 2018:

	Industrial	Aerospace	Total Company
January 1, 2018	$659,437	$30,786	$690,223
Acquisition related	14,228	—	14,228
Foreign currency translation	(16,224)	—	(16,224)
September 30, 2018	$657,441	$30,786	$688,227

The changes recorded at Industrial include $14,228 of goodwill resulting from the acquisition of IGS in July 2018. See Note 2 to the Consolidated Financial Statements. The amount allocated to goodwill reflects the benefits that the Company expects to realize from future enhancements to technology, an increase in global market access and IGS's assembled workforce. None of the recognized goodwill is expected to be deductible for tax purposes.

In the second quarter of 2018, management performed its annual impairment testing of goodwill and determined that there was no goodwill impairment.

Other Intangible Assets:
Other intangible assets consisted of:

		September 30, 2018		December 31, 2017
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs (RSPs)	Up to 30	$299,500	$(118,945)	$293,700	$(108,075)
Component repair programs (CRPs)	Up to 30	111,839	(20,855)	111,839	(16,508)
Customer lists/relationships	10-16	230,466	(74,953)	215,966	(65,385)
Patents and technology	4-10	87,052	(56,098)	87,052	(48,083)
Trademarks/trade names	10-30	11,950	(10,636)	11,950	(10,349)
Other	Up to 15	20,551	(16,727)	20,551	(16,414)
		761,358	(298,214)	741,058	(264,814)
Unamortized intangible assets:
Trade names		43,570	—	42,770	—
Foreign currency translation		(16,737)	—	(11,972)	—
Other intangible assets		$788,191	$(298,214)	$771,856	$(264,814)

Estimated amortization of intangible assets for future periods is as follows: 2018 - $43,000; 2019 - $43,000; 2020 - $39,000; 2021 - $39,000 and 2022 - $39,000.

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

In connection with the acquisition of IGS in July 2018, the Company recorded intangible assets of $15,300, which includes $14,500 of customer relationships and $800 of an indefinite-life trade name. The weighted-average useful life of the customer relationship is 16 years.

In the second quarter of 2018, management performed its annual impairment testing of its trade names, indefinite-lived intangible assets. Based on this assessment, there were no impairments.

8. Debt

The Company's debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios. The Company is in compliance with its financial covenants as of September 30, 2018, and continues to monitor its future compliance based on current and anticipated future economic conditions.

Long-term debt and notes and overdrafts payable at September 30, 2018 and December 31, 2017 consisted of:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit agreement	$455,648	$460,934	$421,500	$424,818
3.97% Senior Notes	100,000	98,828	100,000	101,348
Borrowings under lines of credit and overdrafts	62	62	5,669	5,669
Capital leases	6,974	7,272	4,541	4,964
Other foreign bank borrowings	520	523	886	897
	563,204	567,619	532,596	537,696
Less current maturities	(2,559)		(6,999)
Long-term debt	$560,645		$525,597

In February 2017, the Company and certain of its subsidiaries entered into the fourth amendment of its fifth amended and restated revolving credit agreement (the “Amended Credit Agreement”) and retained Bank of America, N.A as the Administrative Agent for the lenders. The Amended Credit Agreement increased the facility from $750,000 to $850,000 and extended the maturity date from September 2018 to February 2022. The Amended Credit Agreement also increased the existing accordion feature from $250,000, allowing the Company to now request additional borrowings of up to $350,000. The Company may exercise the accordion feature upon request to the Administrative Agent as long as an event of default has not occurred or is not continuing. The borrowing availability of $850,000, pursuant to the terms of the Amended Credit Agreement, allows for multi-currency borrowing which includes euro, sterling or Swiss franc borrowing, up to $600,000. In September 2018, the Company and one of its wholly owned subsidiaries entered into an SPA to acquire 100% of privately held Gimatic S.r.l. See Note 15 of the Consolidated Financial Statements. In conjunction with the Acquisition, the Company requested additional borrowings of $150,000 that was provided for under the existing accordion feature. The Administrative Agent for the lenders has approved the Company's access to the accordion feature and on October 19, 2018 the lenders formally committed the capital to fund such feature, resulting in the execution of the fifth amendment to the Amended Credit Agreement (the "Fifth Amendment"). The Fifth Amendment, effective October 19, 2018, thereby increased the borrowing availability of the existing facility to $1,000,000. The Company may also request access to the residual $200,000 of the accordion feature. Depending on the Company’s consolidated leverage ratio, and at the election of the Company, borrowings under the Amended Credit Agreement will bear interest at either LIBOR plus a margin of between 1.10% and 1.70% or the base rate, as defined in the Amended Credit Agreement, plus a margin of 0.10% to 0.70%. Multi-currency borrowings, pursuant to the Amended Credit Agreement, bear interest at their respective interbank offered rate (i.e. Euribor) or 0.00% (higher of the two rates) plus a margin of between 1.10% and 1.70%. The Company paid fees and expenses of $2,542 in conjunction with executing the Amended Credit Agreement in 2017; such fees have been deferred within Other Assets on the accompanying Consolidated Balance Sheets and are being amortized into interest expense on the accompanying Consolidated Statements of Income through its maturity. Cash used to pay these fees have been recorded through financing activities on the Consolidated Statements of Cash Flows for the nine month period ended September 30, 2017.

Borrowings and availability under the Amended Credit Agreement were $455,648 and $394,352, respectively, at September 30, 2018 and $421,500 and $428,500, respectively, at December 31, 2017. The average interest rate on these borrowings was 2.34% and 2.65% on September 30, 2018 and December 31, 2017, respectively. Borrowings included Euro-denominated borrowings of $171,350 Euros ($199,648) at September 30, 2018. There were no Euro-denominated borrowings at December 31, 2017. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings. In 2018, the Company borrowed 179,000 Euros ($208,589) under the Amended Credit Facility through an international subsidiary. The proceeds were distributed to the Parent Company and subsequently used to pay down U.S. borrowings under the Amended Credit Agreement.

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

The 3.97% Senior Notes are senior unsecured obligations of the Company and pay interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Senior Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Senior Notes in an amount equal to 100% of the principal amount of the 3.97% Senior Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The fair value of the 3.97% Senior Notes was determined using the U.S. Treasury yield and a long-term credit spread for similar types of borrowings, which represent Level 2 observable inputs.
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

In addition, the Company has available approximately $59,000 in uncommitted short-term bank credit lines ("Credit Lines") and overdraft facilities. Under the Credit Lines, $0 was borrowed at September 30, 2018 and $5,300 was borrowed at December 31, 2017 at an average interest rate of 2.33%. The Company had also borrowed $62 and $369 under the overdraft facilities at September 30, 2018 and December 31, 2017, respectively. Repayments under the Credit Lines are due within one month after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company has several capital leases under which $6,974 and $4,541 was outstanding at September 30, 2018 and December 31, 2017, respectively. The fair value of the capital leases are based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

At September 30, 2018 and December 31, 2017, the Company also had other foreign bank borrowings of $520 and $886, respectively. The fair value of the other foreign bank borrowings is based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

9. Derivatives

The Company has manufacturing and sales facilities around the world and thus makes investments and conducts business transactions denominated in various currencies. The Company is also exposed to fluctuations in interest rates and commodity price changes. These financial exposures are monitored and managed by the Company as an integral part of its risk management program.

Financial instruments have been used by the Company to hedge its exposure to fluctuations in interest rates. In 2012, the Company entered into five-year interest rate swap agreements (the "Swaps") transacted with three banks which together converted the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.03% plus the borrowing spread. The Swaps expired on April 28, 2017. The Company entered into a new interest rate swap agreement (the "Swap") that commenced on April 28, 2017, with one bank, and converts the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The Swap expires on January 31, 2022. These interest rate swap agreements were accounted for as cash flow hedges. The Swap remained in place at September 30, 2018.

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

The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. Other financing cash flows during the first nine months of 2018 and 2017, as presented on the Consolidated Statements of Cash Flows, include $3,291 and $14,962, respectively, of net cash payments related to the settlement of foreign currency hedges related to intercompany financing.

The following table sets forth the fair value amounts of derivative instruments held by the Company.

	September 30, 2018		December 31, 2017
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$3,362	$—	$654	$—
Foreign exchange contracts	—	(608)	—	(379)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	305	(956)	58	(29)
Total derivatives	$3,667	$(1,564)	$712	$(408)

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

The following table sets forth the gain (loss) recorded in accumulated other comprehensive income (loss), net of tax, for the three and nine month periods ended September 30, 2018 and 2017 for derivatives held by the Company and designated as hedging instruments.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Cash flow hedges:
Interest rate contracts	$378	$97	$2,064	$(167)
Foreign exchange contracts	697	238	(178)	43
	$1,075	$335	$1,886	$(124)

Amounts related to the interest rate swaps included within accumulated other comprehensive income (loss) that were reclassified to expense during the first nine months of 2018 and 2017 resulted in a fixed rate of interest plus the borrowing spread for the first $100,000 of one-month LIBOR borrowings. The fixed rate of interest was 1.92% for the period covered by the Swap, which matures in January 2022, and 1.03% for the Swaps, which matured in April 2017.

The following table sets forth the net gain (loss) recorded in other expense (income), net in the Consolidated Statements of Income for the three and nine month periods ended September 30, 2018 and 2017 for non-designated derivatives held by the Company. Such amounts were substantially offset by the net (gain) loss recorded on the underlying hedged asset or liability, also recorded in other expense (income), net.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Foreign exchange contracts	$1,380	$(2,545)	$(6,218)	$(12,949)

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

Level 3	Unobservable inputs for the asset or liability.

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Asset derivatives	$3,667	$—	$3,667	$—
Liability derivatives	(1,564)	—	(1,564)	—
Bank acceptances	18,935	—	18,935	—
Rabbi trust assets	2,540	2,540	—	—
Total	$23,578	$2,540	$21,038	$—

December 31, 2017
Asset derivatives	$712	$—	$712	$—
Liability derivatives	(408)	—	(408)	—
Bank acceptances	16,092	—	16,092	—
Rabbi trust assets	2,554	2,554	—	—
Total	$18,950	$2,554	$16,396	$—

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

11. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
Pensions	2018	2017	2018	2017
Service cost	$1,491	$1,572	$4,479	$4,674
Interest cost	4,336	4,764	13,028	14,051
Expected return on plan assets	(7,615)	(7,206)	(22,392)	(20,882)
Amortization of prior service cost	141	110	422	330
Amortization of actuarial losses	2,879	2,703	8,719	7,846
Curtailment gain	—	—	—	(7,217)
Settlement gain	—	298	—	(193)
Net periodic benefit cost	$1,232	$2,241	$4,256	$(1,391)

	Three months ended September 30,		Nine months ended September 30,
Other Postretirement Benefits	2018	2017	2018	2017
Service cost	$22	$20	$64	$62
Interest cost	338	389	1,019	1,170
Amortization of prior service cost (credit)	5	(17)	15	(51)
Amortization of actuarial losses	135	68	421	207
Net periodic benefit cost	$500	$460	$1,519	$1,388

In June 2017, the Company authorized the closure of its FOBOHA facility located in Muri, Switzerland which resulted in pension curtailment and settlement gains of $7,217 and $230, respectively. See Note 16 of the Consolidated Financial Statements for additional information related to the Closure.
The components of net periodic benefit cost other than the service cost component are included in Other Expense (Income) on the Consolidated Statements of Income. The amended guidance related to the presentation of net periodic pension and other postretirement benefit cost (see Note 3) provides for a practical expedient that allows use of amounts disclosed in prior year filings for the prior year comparable periods as an estimation basis for applying the retrospective presentation requirements. The Company has elected to use this practical expedient.
The Company currently expects to contribute approximately $4,600 to certain of its defined benefit pension plans in 2018. No contributions to the U.S. qualified pension plans, specifically, are required, and the Company does not currently plan to make any discretionary contributions to such plans in 2018.

12. Income Taxes

The Company's effective tax rate in the first nine months of 2018 was 21.5% compared with 20.5% in the first nine months of 2017 and 69.6% for the full year 2017. The effective tax rate in 2017 was impacted by the U.S. government's enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Act"). Excluding the impact of a one-time $99,214 of discrete tax expense related to the Act, partially offset by a benefit of $2,514 on the prior year repatriation, the effective tax rate would have been 20.2% for the full year 2017. The increase in the first nine months of 2018 effective tax rate from the full year 2017 adjusted rate is primarily due to a new provision within the Act that is designed to tax global intangible low-taxed income ("GILTI"), the absence of the adjustment of the Swiss valuation reserves, the absence of the settlement of tax audits and closure of tax years for various tax jurisdictions, the expiration of certain tax holidays and the decrease in the excess tax benefit on stock awards. The increase is partially offset by the application of the provisions within recent guidance issued by the U.S. Department of Treasury ("U.S. Treasury") and the resulting tax impact (see discussion below), an adjustment to certain international valuation reserves and an increase in the projected change in the mix of earnings attributable to lower-taxing jurisdictions.

The U.S. Treasury released Notice 2018-26 in April 2018 (the "Notice"). The Notice provides additional guidance to assist companies in calculating the one-time Transition Tax. Various states have also issued guidance related to calculating the tax impacts of the Act, as well as clarifications describing how States will tax income arising from the application of provisions within the Act. As a result of the recent guidance, the Company has reduced the tax expense related to the impact of the Act recorded as of December 31, 2017 by $1,522 in the nine month period ended September 30, 2018. In August 2018, the Internal Revenue Service and the U.S. Treasury published further guidance ("proposed regulations"). Management has assessed the proposed regulations and as of September 30, 2018 does not believe that they will result in a material adjustment to the one-time Transition Tax. Additional guidance related to Transition Tax, both from a federal and state standpoint, is anticipated by the end of 2018.

The Company has determined that foreign earnings for the period beginning January 1, 2018 will be indefinitely reinvested. Accordingly, a deferred tax liability has not been recorded for the excess of the tax basis over the financial statement (book) basis arising since January 1, 2018. For the period ended December 31, 2017, the Company recorded a deferred tax liability of $6,932 on the portion of earnings it expects to repatriate. The Company has repatriated $51,653 between certain foreign entities during the nine months ended September 30, 2018, thereby reducing the previously recorded deferred tax liability by $5,052. As of September 30, 2018, the Company has not fully completed the accounting related to the income tax effects for certain sections of the Act and therefore the amount remains provisional.

The Aerospace and Industrial segments were previously awarded international tax holidays. The tax holidays awarded to

Industrial have expired. Tax holidays for which the Company currently receives benefit were awarded to Aerospace during the third quarter of 2018, with such benefits set to expire in 2022.

13. Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following tables sets forth the changes in accumulated other comprehensive income (loss), net of tax, by component for the nine month periods ended September 30, 2018 and 2017:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2018	$72	$(103,844)	$(2,627)	$(106,399)
Other comprehensive income (loss) before reclassifications	930	1,076	(36,670)	(34,664)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	956	7,306	—	8,262
Net current-period other comprehensive income (loss)	1,886	8,382	(36,670)	(26,402)
Amounts reclassified from accumulated other comprehensive income to retained earnings (A)	—	(19,331)	—	(19,331)
September 30, 2018	$1,958	$(114,793)	$(39,297)	$(152,132)

(A) This amount represents the reclassification of stranded tax effects resulting from the Act, as permitted by amended guidance issued by the FASB in February 2018. See Note 3.

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2017	$(227)	$(114,570)	$(86,031)	$(200,828)
Other comprehensive income (loss) before reclassifications	(501)	(1,888)	80,174	77,785
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	377	5,464	—	5,841
Net current-period other comprehensive income	(124)	3,576	80,174	83,626
September 30, 2017	$(351)	$(110,994)	$(5,857)	$(117,202)

The following table sets forth the reclassifications out of accumulated other comprehensive income (loss) by component for the three and nine month periods ended September 30, 2018 and 2017:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Three months ended September 30, 2018	Three Months Ended September 30, 2017
Gains and losses on cash flow hedges
Interest rate contracts	$40	$(174)	Interest expense
Foreign exchange contracts	(326)	(40)	Net sales
	(286)	(214)	Total before tax
	62	74	Tax benefit
	(224)	(140)	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service costs, net	$(146)	$(93)	(A)
Amortization of actuarial losses	(3,014)	(2,771)	(A)
Curtailment gain	—	—	(A)
Settlement loss	—	(298)	(A)
	(3,160)	(3,162)	Total before tax
	750	946	Tax benefit
	(2,410)	(2,216)	Net of tax

Total reclassifications in the period	$(2,634)	$(2,356)

(A) These accumulated other comprehensive income (loss) components are included within the computation of net periodic Pension and Other Postretirement Benefits cost. See Note 11.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Gains and losses on cash flow hedges
Interest rate contracts	$(374)	$(380)	Interest expense
Foreign exchange contracts	(859)	(178)	Net sales
	(1,233)	(558)	Total before tax
	277	181	Tax benefit
	(956)	(377)	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service costs, net	$(437)	$(279)	(A)
Amortization of actuarial losses	(9,140)	(8,053)	(A)
Curtailment gain	—	187	(A)
Settlement loss	—	(68)	(A)
	(9,577)	(8,213)	Total before tax
	2,271	2,749	Tax benefit
	(7,306)	(5,464)	Net of tax

Total reclassifications in the period	$(8,262)	$(5,841)

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
The following tables set forth information about the Company's operations by its two reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net sales
Industrial	$244,133	$240,390	$739,677	$719,556
Aerospace	125,665	116,767	372,102	343,899
Intersegment sales	(1)	(1)	(7)	(4)
Total net sales	$369,797	$357,156	$1,111,772	$1,063,451

Operating profit
Industrial	$33,329	$30,336	$104,004	$95,117
Aerospace	25,734	18,562	75,571	60,818
Total operating profit	59,063	48,898	179,575	155,935
Interest expense	4,054	3,748	12,078	10,638
Other expense (income), net	2,447	1,469	5,157	(3,965)
Income before income taxes	$52,562	$43,681	$162,340	$149,262

	September 30, 2018	December 31, 2017
Assets
Industrial	$1,514,361	$1,505,355
Aerospace	693,975	667,085
Other (A)	136,107	193,276
Total assets	$2,344,443	$2,365,716

(A) "Other" assets include corporate-controlled assets, the majority of which are cash and cash equivalents.

15. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. The Company accrues its estimated exposure for warranty claims at the time of sale based upon the length of the warranty period, historical experience and other related information known to the Company. Liabilities related to product warranties and extended warranties were not material as of September 30, 2018 and December 31, 2017.

Pending Acquisition

On September 19, 2018, the Company and one of its wholly owned subsidiaries (collectively, the "Purchaser") entered into a Sale and Purchase Agreement (the "SPA") with AGIC Gripper (Netherlands) B.V. (“AGIC”), HDX S.À.R.L. (“HDX”), Asia-Germany Industry 4.0 Promotion Cross-Border Fund I L.P., Xenon Private Equity V Limited Partnership and certain other sellers named therein (collectively with AGIC and HDX, the “Sellers”) to acquire 100% of privately held Gimatic S.r.l. ("Gimatic") and a related holding company that owns a minority interest in Gimatic (the "Acquisition"). Gimatic designs and develops robotic grippers, advanced end-of-arm tooling systems, sensors and other automation components. Gimatic operates in end markets that include automotive, packaging, healthcare, and food and beverage. Headquartered in Brescia, Italy, Gimatic has a sales network extending across Europe, North America and Asia. Gimatic will operate within the Company's Industrial segment. The transaction is anticipated to close in the fourth quarter of 2018.

The purchase price payable by the Purchaser to the Sellers at the closing of the Acquisition (the “Closing”) pursuant to the terms of the SPA is 370,000 Euros in cash, subject to specified adjustments, and in particular such amount will be (i) increased or decreased based on the net working capital of the Company and its subsidiaries at the Closing relative to an agreed target working capital amount, (ii) decreased by the amount of any indebtedness, certain other debt-like items and certain transaction expenses of Gimatic and its subsidiaries, in each case as of the Closing, and (iii) increased by the amount of cash and cash equivalents held by Gimatic and its subsidiaries as of the Closing, in each case as further set forth in the SPA. The Company expects to fund the purchase price from cash on hand and additional borrowings under the Company’s existing credit facility, including by utilizing an additional $150,000 by accessing the accordion feature provided for in such facility (see Note 8).

16. Business Reorganizations

In 2017, the Company authorized the closure and consolidation of two production facilities (the "Closures") including a FOBOHA facility located in Muri, Switzerland and an Associated Spring facility into other facilities included within the Industrial segment to leverage capacity, infrastructure and critical resources. During the first nine months of 2017, the Closures resulted in employee severance charges of $3,756 and other Closure costs of $2,299, primarily related to asset write-downs, and pension curtailment and settlement gains of $7,217 and $230, respectively. The employee severance charges and other Closure costs were recorded primarily within Cost of Sales and the pension curtailment and settlement gains were recorded within Other Expense (Income) in the accompanying Consolidated Statements of Income. All charges are reflected in the results of the Industrial segment. The Muri Closure was completed as of December 31, 2017, whereas the Closure at the Associated Spring facility was completed as of June 30, 2018. The remaining severance liability of $204 at September 30, 2018 is included within accrued liabilities and is expected to be paid in 2018.

_________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three and nine month periods ended September 30, 2018 and 2017, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 29, 2018 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Barnes Group Inc.:

Results of Review of Financial Information

We have reviewed the accompanying consolidated balance sheet of Barnes Group, Inc. and its subsidiaries as of September 30, 2018, and the related consolidated statements of income and of comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2018 and 2017, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

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
October 29, 2018

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

Third Quarter Highlights

On September 19, 2018, the Company and one of its wholly owned subsidiaries (collectively, the "Purchaser") entered into a Sale and Purchase Agreement (the "SPA") with AGIC Gripper (Netherlands) B.V. (“AGIC”), HDX S.À.R.L. (“HDX”), Asia-Germany Industry 4.0 Promotion Cross-Border Fund I L.P., Xenon Private Equity V Limited Partnership and certain other sellers named therein (collectively with AGIC and HDX, the “Sellers”) to acquire 100% of privately held Gimatic S.r.l. ("Gimatic") and a related holding company that owns a minority interest in Gimatic (the "Acquisition"). Gimatic designs and develops robotic grippers, advanced end-of-arm tooling systems, sensors and other automation components. Gimatic operates in end markets that include automotive, packaging, healthcare, and food and beverage. Headquartered in Brescia, Italy, Gimatic has a sales network extending across Europe, North America and Asia. Gimatic will operate within the Company's Industrial segment. See Note 15 of the Consolidated Financial Statements. The transaction is anticipated to close in the fourth quarter of 2018.

RESULTS OF OPERATIONS

Net Sales

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2018	2017	Change		2018	2017	Change
Industrial	$244.1	$240.4	$3.7	1.6%	$739.7	$719.6	$20.1	2.8%
Aerospace	125.7	116.8	8.9	7.6%	372.1	343.9	28.2	8.2%
Total	$369.8	$357.2	$12.6	3.5%	$1,111.8	$1,063.5	$48.3	4.5%

The Company reported net sales of $369.8 million in the third quarter of 2018, an increase of $12.6 million or 3.5%, from the third quarter of 2017. Organic sales increased by $13.8 million, including increases of $8.9 million at Aerospace and $4.9 million at Industrial. The increase at Aerospace was driven by sales growth across both the original equipment manufacturing ("OEM") business and the aftermarket businesses. Within the OEM business, increased sales were driven by continued growth on newer, more technologically advanced engine platforms. Sales within the aftermarket businesses also increased during the period. Within Industrial, increased organic sales were primarily driven by an increase within the Molding Solutions businesses, partially offset by lower sales volumes within the Nitrogen Gas business. The acquisition of Industrial Gas Springs Group Holdings Limited ("IGS") in July 2018 provided incremental sales of $2.9 million within the Industrial segment during the three months ended September 30, 2018. See Note 2 of the Consolidated Financial Statements for further discussion related to the acquisition of IGS. The strengthening of the U.S. dollar against foreign currencies decreased net sales within the Industrial segment by approximately $4.1 million.

The Company reported net sales of $1,111.8 million in the first nine months of 2018, an increase of $48.3 million, or 4.5%, from the first nine months of 2017. Organic sales increased by $20.4 million, including an increase of $28.2 million at Aerospace, partially offset by a decrease of $7.8 million at Industrial. The increase at Aerospace was driven by sales growth across both the OEM business and the aftermarket businesses, whereas the decline at Industrial during the nine month period was largely attributed to the Nitrogen Gas business. Acquisitions provided incremental sales of $6.0 million at the Industrial segment during the nine months ended September 30, 2018. The weakening of the U.S. dollar against foreign currencies increased net sales within the Industrial segment by approximately $21.9 million.

Expenses and Operating Income

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2018	2017	Change		2018	2017	Change
Cost of sales	$236.9	$235.4	$1.5	0.6%	$711.6	$697.5	$14.1	2.0%
% sales	64.1%	65.9%			64.0%	65.6%
Gross profit (1)	$132.9	$121.8	$11.2	9.2%	$400.2	$366.0	$34.2	9.3%
% sales	35.9%	34.1%			36.0%	34.4%
Selling and administrative expenses	$73.9	$72.9	$1.0	1.4%	$220.6	$210.0	$10.6	5.0%
% sales	20.0%	20.4%			19.8%	19.7%
Operating income	$59.1	$48.9	$10.2	20.8%	$179.6	$155.9	$23.6	15.2%
% sales	16.0%	13.7%			16.2%	14.7%

(1) Sales less cost of sales.

Cost of sales in the third quarter of 2018 increased 0.6% from the 2017 period, while gross profit margin increased from 34.1% in the 2017 period to 35.9% in the 2018 period. Gross profit and gross margins improved at both Industrial and Aerospace. At Industrial, the gross profit increase resulted from improving cost productivity in the period, driven by the absence of increased costs incurred on certain programs within Engineered Components during the 2017 period, and the profit impact of increased sales volumes. Incremental costs during the prior period included expedited freight, increased scrap and costs related to the transfer of work to other facilities. The third quarter of 2017 also included $0.3 million of costs related to restructuring actions that occurred during the second quarter of 2017. The third quarter of 2018 includes $1.2 million of short-term purchase accounting adjustments related to the acquisition of IGS, whereas the third quarter of 2017 includes $0.5 million of short-term purchase accounting adjustments related to the acquisition of FOBOHA. Gross margins at Industrial also improved during the third quarter, primarily as a result of the above items. Within Aerospace, improvement in gross profit relates primarily to organic growth within both the OEM and the aftermarket businesses and improved productivity, driven by improvements within production of the newer engine programs, partially offset by scheduled price deflation as certain newer engine programs transition into the early production stages. Increased volumes in the maintenance overhaul and repair and spare parts businesses, in particular, contributed to the gross margin improvement during the third quarter of 2018 within Aerospace. Selling and administrative expenses in the third quarter of 2018 increased 1.4% from the 2017 period, due primarily to IGS acquisition transaction costs of $0.4 million and increased due diligence costs related to the planned acquisition of Gimatic. The 2017 period also included integration costs related to the acquisition of FOBOHA. As a percentage of sales, selling and administrative costs decreased slightly from 20.4% in the third quarter of 2017 to 20.0% in the 2018 period. Operating income in the third quarter of 2018 increased 20.8% to $59.1 million from the third quarter of 2017 and operating income margin increased from 13.7% to 16.0%, driven by both Industrial and Aerospace, and attributed primarily to the items noted above.

Cost of sales in the first nine months of 2018 increased 2.0% from the 2017 period, while gross profit margin increased from 34.4% in the 2017 period to 36.0% in the 2018 period. Gross profit and gross margins improved at both Industrial and Aerospace. At Industrial, the gross margin increase during the first nine months of 2018 was driven primarily by improving cost productivity, driven by the absence of the 2017 pre-tax restructuring charges of $6.1 million and the costs incurred on certain programs within Engineered Components. The first nine months of 2018 includes $1.2 million of short-term purchase accounting adjustments related to the acquisition of IGS, whereas the first nine months of 2017 includes $2.3 million of short-term purchase accounting adjustments related to the acquisition of FOBOHA. Within Aerospace, improvement in gross profit relates primarily to organic growth within both the OEM and the aftermarket businesses. Increased volumes in the maintenance repair and overhaul and spare parts businesses again contributed to the gross margin improvement during the first nine months of 2018. Selling and administrative expenses in the first nine months of 2018 increased 5.0% from the 2017 period, due primarily to IGS acquisition transaction costs of $0.4 million and increased due diligence costs related to the planned acquisition of Gimatic. The 2017 period also included integration costs related to the acquisition of FOBOHA. As a percentage of sales, selling and administrative costs increased slightly from 19.7% in the first nine months of 2017 to 19.8% in the 2018 period. Operating income in the first nine months of 2018 increased 15.2% to $179.6 million from the first nine months of 2017 and operating income margin increased from 14.7% to 16.2%, driven primarily by the items noted above.

Interest expense
Interest expense increased by $0.3 million in the third quarter of 2018, as compared with the prior year period, primarily a result of increased borrowings during the period, partially offset by the impact of lower interest rates. Interest expense increased by $1.4 million in the first nine months of 2018, as compared with the prior year period, a result of increased borrowings and higher interest rates during the period.

Other expense (income), net
Other expense (income), net in the third quarter of 2018 was $2.4 million compared to $1.5 million in the third quarter of 2017.
Other expense (income) in the three month period ended September 30, 2018 included foreign currency losses of $2.2 million, whereas the 2017 period included foreign currency gains of $0.2 million. This increase in expense was partially offset by a decrease in other components of net periodic benefit costs, from $1.1 million in the three months ended September 30, 2017, to $0.2 million in the three month period ended September 30, 2018.

Other expense (income), net in the first nine months of 2018 was $5.2 million compared to $(4.0) million in the first nine months of 2017. Other expense (income) in the first nine months of 2018 and 2017 included other components of pension expense of $1.2 million and $(4.7) million, respectively. The $(4.7) million impact in the 2017 period was largely attributed to pension curtailment and settlement gains resulting from the June 2017 closure of the FOBOHA facility located in Muri, Switzerland. See Note 11 for details related to the other components of net periodic benefit cost and Note 16 for details related to the Closure. Note 3 provides discussion of the amended guidance related to the presentation of pension and other postretirement benefit costs. Foreign currency losses also contributed to the increase in other expense during the period, with $2.9 million of losses in the first nine months of 2018 comparing with losses of $0.1 million in the first nine months of 2017.

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

As of September 30, 2018, the Company has not completed the accounting related to the income tax effects for certain sections of the Act and therefore the amount remains provisional. The U.S. Department of Treasury released Notice 2018-26 in April 2018 (the "Notice"). The Notice provides additional guidance to assist companies in calculating the one-time Transition Tax. Various states have also issued guidance related to calculating the tax impacts of the Act, as well as clarifications describing how states will tax income arising from the application of provisions within the Act. As a result of the recent guidance, the

Company has reduced the tax expense related to the impact of the Act recorded as of December 31, 2017 by $1.5 million in the nine month period ended September 30, 2018. In August 2018, the Internal Revenue Service and the U.S. Treasury published further guidance ("proposed regulations"). Management has assessed the proposed regulations and as of September 30, 2018 does not believe that they will result in a material adjustment to the one-time Transition Tax. Additional guidance related to Transition Tax, both from a federal and state standpoint, is anticipated by the end of 2018. Further, the Company remains in the process of completing its analysis related to the potential repatriation of foreign earnings.

Effective Tax Rate

The Company merged certain of its Swiss operating legal entities during the second quarter of 2017 (the "merger"). Certain of these entities included businesses with deferred tax assets that were offset by valuation allowances. As a result of the merger, the Company reevaluated the valuation allowances and deferred tax assets related to these businesses and determined such allowances were no longer required as the merged entities would more likely than not utilize previously unbenefited net operating losses that would have otherwise expired. In addition, certain deferred tax assets were adjusted as a result of higher income tax rates. The impacts of these adjustments are treated as discrete items in the second quarter of 2017 resulting in reductions in tax expense of $5.9 million and $0.5 million, respectively, in the first nine months of 2017.

The Company's effective tax rate in the first nine months of 2018 was 21.5% compared with 20.5% in the first nine months of 2017 and 69.6% for the full year 2017. Excluding the impact of a one-time $99.2 million of discrete tax expense related to the Act, partially offset by a benefit of $2.5 million on the prior year repatriation, the effective tax rate would have been 20.2% for the full year 2017. The increase in the first nine months of 2018 effective tax rate from the full year 2017 adjusted rate is primarily due to the application of GILTI, the absence of the adjustment of the Swiss valuation reserves, the absence of the settlement of tax audits and closure of tax years for various tax jurisdictions, the expiration of certain tax holidays and the decrease in the excess tax benefit on stock awards. The increase is partially offset by the application of the provisions within the Notice and the resulting tax impact, an adjustment to certain international valuation reserves and an increase in the projected change in the mix of earnings attributable to lower-taxing jurisdictions.

The Company has determined that foreign earnings for the period beginning January 1, 2018 will be indefinitely reinvested. Accordingly, a deferred tax liability has not been recorded for the excess of the tax basis over the financial statement (book) basis arising since January 1, 2018. For the period ended December 31, 2017, the Company recorded a deferred tax liability of $6.9 million on the portion of earnings it expects to repatriate. The Company has repatriated $51.7 million between certain foreign entities during the nine months ended September 30, 2018, thereby reducing the previously recorded deferred tax liability by $5.1 million. The Company continues to analyze its position in regards to the excess of the tax basis over the financial statement (book) basis arising for the period prior to January 1, 2018 and as such, the entry made effective December 31, 2017 remains provisional.

The Aerospace and Industrial segments were previously awarded international tax holidays. The tax holidays awarded to Industrial have expired. Tax holidays for which the Company currently receives benefit were awarded to Aerospace during the third quarter of 2018, with such benefits set to expire in 2022.

Income and Income per Share

	Three months ended September 30,				Nine months ended September 30,
(in millions, except per share)	2018	2017	Change		2018	2017	Change
Net income	$39.1	$35.3	$3.8	10.7%	$127.4	$118.7	$8.7	7.3%
Net income per common share:
Basic	$0.76	$0.65	$0.11	16.9%	$2.42	$2.19	$0.23	10.5%
Diluted	0.75	0.65	0.10	15.4%	2.40	2.17	0.23	10.6%
Weighted average common shares outstanding:
Basic	51.6	54.1	(2.5)	(4.6)%	52.6	54.1	(1.6)	(2.9)%
Diluted	52.1	54.6	(2.5)	(4.6)%	53.1	54.6	(1.6)	(2.9)%

Basic and diluted net income per common share increased for the three and nine month periods as compared to the 2017 periods. The increases were driven by increases in net income combined with reductions in both basic and diluted weighted average common shares outstanding which decreased due to the repurchase of 677,100 and 2,292,100 shares during 2017 and the first nine months of 2018, respectively, as part of the Company's repurchase program. The impact of the repurchased shares was partially offset by the issuance of additional shares for employee stock plans.

Financial Performance by Business Segment

Industrial

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2018	2017	Change		2018	2017	Change
Sales	$244.1	$240.4	$3.7	1.6%	$739.7	$719.6	$20.1	2.8%
Operating profit	33.3	30.3	3.0	9.9%	104.0	95.1	8.9	9.3%
Operating margin	13.7%	12.6%			14.1%	13.2%

Sales at Industrial were $244.1 million in the third quarter of 2018, a $3.7 million, or 1.6% increase from the third quarter of 2017. Organic sales increased by $4.9 million, or 2.1%, during the 2018 period, driven primarily by an increase within the Molding Solutions businesses, partially offset by lower sales volumes within the Nitrogen Gas business. IGS provided acquisition sales of $2.9 million during the 2018 period. Foreign currency decreased sales by approximately $4.1 million as the U.S. dollar strengthened against foreign currencies. During the first nine months of 2018, this segment reported sales of $739.7 million, a 2.8% increase from the first nine months of 2017. Organic sales decreased by $7.8 million, or 1.1%, during the 2018 period, primarily a result of lower volumes within the Nitrogen Gas business. Acquisitions provided incremental sales of $6.0 million during the nine months ended September 30, 2018. The impact of foreign currency increased sales by approximately $21.9 million as the U.S. dollar weakened against foreign currencies.

Operating profit in the third quarter of 2018 at Industrial was $33.3 million, an increase of $3.0 million from the third quarter of 2017. Operating profit benefited from improving cost productivity in the current period, driven by the absence of increased costs incurred on certain programs within Engineered Components during the 2017 period, and the profit impact of increased sales volumes. Incremental costs during the prior period included expedited freight, increased scrap and costs related to the transfer of work to other facilities. The third quarter of 2017 also included $0.3 million of costs related to restructuring actions that occurred during the second quarter of 2017. See Note 16 of the Consolidated Financial Statements for further discussion related to the restructuring actions. Operating profit benefits during the 2018 period were partially offset by IGS acquisition transaction costs of $0.4 million and increased due diligence costs related to the planned acquisition of Gimatic. The third quarter of 2018 includes $1.2 million of short-term purchase accounting adjustments related to the acquisition of IGS, whereas the third quarter of 2017 includes $0.5 million of short-term purchase accounting adjustments related to the acquisition of FOBOHA. Operating margin increased from 12.6% in the 2017 period to 13.7% in the 2018 period due to the above items. Operating profit in the first nine months of 2018 at Industrial was $104.0 million, an increase of $8.9 million from the first nine months of 2017, primarily driven by the absence of the 2017 pre-tax restructuring charges of $6.1 million (see Note 16). Operating profit also benefited from improving cost productivity, primarily driven by the absence of costs incurred on certain programs within Engineered Components during the 2017 period. Operating profit benefits during the 2018 period were partially offset by IGS acquisition transaction costs of $0.4 million and increased due diligence costs related to the planned acquisition of Gimatic. The first nine months of 2018 includes $1.2 million of short-term purchase accounting adjustments and $0.3 million of acquisition transaction costs, both related to IGS, whereas the first nine months of 2017 includes $2.3 million of short-term purchase accounting adjustments related to the acquisition of FOBOHA. Operating margin increased from 13.2% in the 2017 period to 14.1% in the 2018 period primarily as a result of these items.

Outlook: In Industrial, management is focused on generating organic sales growth through the introduction of new products and services and by leveraging the benefits of the diversified products and industrial end-markets in which its businesses have a global presence. Our ability to generate sales growth is subject to economic conditions in the global markets served by all of our businesses. For overall industrial end-markets, manufacturing Purchasing Managers' Indices ("PMIs") above 50 in North America and Europe remain a positive sign, however the index in Europe has continued to weaken throughout 2018, and PMI in China has also moderated slightly during the third quarter of 2018. Global forecasted production for light vehicles has continued to dampen and is expected to grow only nominally throughout the remainder of 2018, with production expected to decline slightly within the North American market. Within our Molding Solutions businesses, global markets remain healthy, particularly within the global medical, personal care and packaging hot runner and mold markets. Overall industrial end-markets may be impacted by uncertainty related to current and proposed tariffs recently announced by the United States and the China governments. As noted above, our sales were positively impacted by $21.9 million from fluctuations in foreign currencies. To the extent that the U.S. dollar fluctuates relative to other foreign currencies, our sales may continue to be impacted by foreign currency relative to the prior year periods. The relative impact on operating profit is not expected to be as significant as the impact on sales as most of our businesses have expenses primarily denominated in local currencies, where their revenues reside, however operating margins may be impacted. The Company also remains focused on sales growth through acquisition and expanding geographic reach. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion regarding the Company's planned acquisition of Gimatic. Strategic investments in new technologies, manufacturing processes and product development are expected to provide incremental benefits over the long term.

Operating profit is largely dependent on sales volumes, mix of the businesses in the segment and the Company's ability to effectively perform. Management continues to focus on improving profitability and expanding margins through leveraging organic sales growth, acquisitions, pricing initiatives, global sourcing, productivity and the evaluation of customer programs. Operating profit may also be impacted by enactment of or changes in tariffs, trade agreements and trade policies that may affect the cost and/or availability of goods, including aluminum and steel. In particular, current and proposed tariffs recently announced by the United States government could further increase prices of raw materials or other supplies which we will attempt to offset through mitigation actions. We continue to evaluate market conditions and remain proactive in managing costs. Costs associated with new product and process introductions, restructuring initiatives, strategic investments and the integration of acquisitions may negatively impact operating profit.

Aerospace

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2018	2017	Change		2018	2017	Change
Sales	$125.7	$116.8	$8.9	7.6%	$372.1	$343.9	$28.2	8.2%
Operating profit	25.7	18.6	7.2	38.6%	75.6	60.8	14.8	24.3%
Operating margin	20.5%	15.9%			20.3%	17.7%

The Aerospace segment reported sales of $125.7 million in the third quarter of 2018, an 7.6% increase from the third quarter of 2017. Sales increased within all of the Aerospace businesses. The original equipment manufacturing ("OEM") business continued to benefit from the ramp of newer, more technologically advanced engine programs. The sales increase reflects increased volume generated by these newer platforms, partially offset by scheduled price deflation as certain engine programs transition into the early production stages. Sales within the aftermarket repair and overhaul ("MRO") and spare parts businesses increased as airline traffic and aircraft utilization remained strong. Sales within the segment are largely denominated in U.S. dollars and therefore were not impacted by changes in foreign currency. During the first nine months of 2018, the Aerospace segment reported sales of $372.1 million, an 8.2% increase from the first nine months of 2017, driven by growth within each of the Aerospace businesses. Growth during the first nine months of 2018 also resulted from sales in newer engine programs within OEM and additional volume from existing customers within the aftermarket businesses.

Operating profit at Aerospace in the third quarter of 2018 increased 38.6% from the third quarter of 2017 to $25.7 million. The increase resulted from the profit impact of the increased volumes at both the OEM and the aftermarket businesses, as discussed above, and increased productivity, driven by improvements within production of the newer engine programs. These benefits were partially offset by scheduled price deflation as certain newer engine programs transition into the early production stages. Operating margin increased from 15.9% in the 2017 period to 20.5% in the 2018 period primarily as a result of these items. Operating profit in the first nine months of 2018 increased 24.3% from the first nine months of 2017 to $75.6 million, also driven by higher sales volumes and improved productivity, partially offset by scheduled price deflation.

Outlook: Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the worldwide economy and are supported by its order backlog through participation in certain strategic commercial and military engine and airframe programs. Over the next several years, the Company expects sustained strength in demand for new engines, driven by a forecasted increase in commercial aircraft production levels. The Company anticipates further shifts in the production mix from legacy engine programs to the continual ramping of several new engine programs. Backlog at OEM was $806.9 million at September 30, 2018, an increase of 13.0% since December 31, 2017 (backlog of $713.8 million), primarily attributed to an increase in orders related to newer engine platforms. Approximately 45% of OEM backlog is expected to ship in the next 12 months. The Aerospace OEM business may be impacted by changes in the content levels on certain platforms, changes in customer sourcing decisions, adjustments to customer inventory levels, commodity availability and pricing and the use of alternate materials. Additional impacts may include changes in production schedules of specific engine and airframe programs, redesign of parts, quantity of parts per engine, cost schedules agreed to under contract with the engine manufacturers, as well as the pursuit and duration of new programs. Sales in the Aerospace aftermarket business may be impacted by fluctuations in end-market demand, early aircraft retirements, inventory management and changes in customer sourcing, deferred or limited maintenance activity during engine shop visits and the use of surplus (used) material during the engine repair and overhaul process. End markets are expected to grow based on the long term underlying fundamentals of the aerospace industry.

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

In February 2017, the Company and certain of its subsidiaries entered into the fourth amendment of its fifth amended and restated revolving credit agreement (the “Amended Credit Agreement”) and retained Bank of America, N.A. as the Administrative Agent for the lenders. The Amended Credit Agreement increases the facility from $750.0 million to $850.0 million and extends the maturity date from September 2018 to February 2022. The Amended Credit Agreement also increases the existing accordion feature from $250.0 million, allowing the Company to now request additional borrowings of up to $350.0 million. The Company may exercise the accordion feature upon request to the Administrative Agent as long as an event of default has not occurred or is not continuing. The borrowing availability of $850.0 million, pursuant to the terms of the Amended Credit Agreement, allows for multi-currency borrowing which includes euro, British pound sterling or Swiss franc borrowing, up to $600.0 million. In September 2018, the Company and one of its wholly owned subsidiaries entered into an SPA to acquire 100% of privately held Gimatic S.r.l. See Note 15 of the Consolidated Financial Statements. In conjunction with the Acquisition, the Company requested additional borrowings of $150.0 million that was provided for under the existing accordion feature. The Administrative Agent for the lenders has approved the Company's access to the accordion feature and on October 19, 2018 the lenders formally committed the capital to fund such feature, resulting in the execution of the fifth amendment to the Amended Credit Agreement (the "Fifth Amendment"). The Fifth Amendment, effective October 19, 2018, thereby increased the borrowing availability of the existing facility to $1,000.0 million. The Company may also request access to the residual $200.0 million of the accordion feature. Depending on the Company’s consolidated leverage ratio, and at the election of the Company, borrowings under the Amended Credit Agreement will bear interest at either LIBOR plus a margin of between 1.10% and 1.70% or the base rate, as defined in the Amended Credit Agreement, plus a margin of 0.10% to 0.70%. Multi-currency borrowings, pursuant to the Amended Credit Agreement, bear interest at their respective interbank offered rate (i.e. Euribor) or 0.00% (higher of the two rates) plus a margin of between 1.10% and 1.70%.

In October 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, as purchasers, for the issuance of $100.0 million aggregate principal amount of 3.97% senior notes due October 17, 2024 (the “3.97% Senior Notes”). The 3.97% Senior Notes are senior unsecured obligations of the Company and pays interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Senior Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Senior Notes in an amount equal to 100% of the principal amount of the 3.97% Senior Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The Note Purchase Agreement contains customary affirmative and negative covenants that are similar to the covenants required under the Amended Credit Agreement, as discussed below. At September 30, 2018, the Company was in compliance with all covenants under the Note Purchase Agreement.

The Company's borrowing capacity remains limited by various debt covenants in the Amended Credit Agreement and the Note Purchase Agreement (the "Agreements"). The Agreements require the Company to maintain a ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times ("Senior Debt Ratio"), a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 3.75 times and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25, in each case at the end of each fiscal quarter; provided that the debt to EBITDA ratios are permitted to increase for a period of four fiscal quarters after the closing of certain permitted acquisitions. At September 30, 2018, the Company was in compliance with all covenants under the Agreements. The Company's most restrictive financial covenant is the Senior Debt Ratio which requires the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.25 times at September 30, 2018. The actual ratio at September 30, 2018 was 1.67 times.

During the first nine months of 2018, the Company repurchased 2.3 million shares of the Company's stock at a cost of $138.3 million.

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the Amended Credit Facility and currently expects that its bank syndicate, comprised of 14 banks, will continue to support its Amended Credit Agreement which matures in February 2022. At September 30, 2018, the Company had $394.4 million unused and available for borrowings under its $850.0 million Amended Credit Facility, subject to covenants in the Company's revolving debt agreements. The Company executed the Fifth Amendment on October 19, 2018, thereby increasing the available borrowings under the Amended Credit Facility to $1,000.0 million. At September 30, 2018, additional borrowings of $701.6 million of Total Debt and $532.9 million of Senior Debt, would have been allowed under the financial covenants. The Company intends to use borrowings under its Amended Credit Facility to support the Company's ongoing growth initiatives. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements.

The Company had no borrowings under short-term bank credit lines at September 30, 2018.

In 2012, the Company entered into five-year interest rate swap agreements (the "Swaps") transacted with three banks which together convert the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.03% plus the borrowing spread, for the purpose of mitigating its exposure to variable interest rates. The swaps expired on April 28, 2017. The Company entered into a new interest rate swap agreement (the "Swap") that commenced on April 28, 2017, with one bank, and converts the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The swap expires on January 31, 2022. At September 30, 2018, the Company's total borrowings were comprised of approximately 37% fixed rate debt and 63% variable rate debt. At December 31, 2017, the Company's total borrowings were comprised of approximately 39% fixed rate debt and 61% variable rate debt.

At September 30, 2018, the Company held $79.4 million in cash and cash equivalents, the majority of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions. The Act has changed the impact of U.S. taxation on foreign distributions. The Company is continuing its evaluation regarding the potential repatriation of overseas cash. The Company has determined that foreign earnings for the period beginning January 1, 2018 will be indefinitely reinvested. Accordingly, a deferred tax liability has not been recorded for the excess of the tax basis over the financial statement (book) basis arising since January 1, 2018. For the period ended December 31, 2017, the Company recorded a deferred tax liability of $6.9 million on the portion of earnings it expects to repatriate. The Company continues to analyze its position in regards to the excess of the tax basis over the financial statement (book) basis arising for the period prior to January 1, 2018 and as such, the entry made effective December 31, 2017 remains provisional.

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

Cash Flow

	Nine months ended September 30,
(in millions)	2018	2017	Change
Operating activities	$158.0	$167.8	$(9.8)
Investing activities	(77.3)	(53.5)	(23.8)
Financing activities	(142.7)	(52.1)	(90.6)
Exchange rate effect	(3.8)	5.9	(9.7)
(Decrease) increase in cash	$(65.9)	$68.0	$(133.9)

Operating activities provided $158.0 million in the first nine months of 2018 compared to $167.8 million in the first nine months of 2017. Operating cash flows in the 2018 period were positively impacted by improved operating results which were offset by higher outflows for accrued liabilities, primarily related to employee incentive compensation, in the 2018 period. Cash from operating activities during the 2018 period includes a use of $6.9 million for the first payment required related to the Transition Tax. Cash from operating activities during the 2017 period includes cash received from a prior contract termination arbitration award partially offset by a $5.0 million discretionary contribution to the U.S. qualified pension plans.

Investing activities used $77.3 million and $53.5 million in the first nine months of 2018 and 2017, respectively. Investing activities in the 2018 period included capital expenditures of $40.2 million compared to $42.0 million in the 2017 period. The Company expects capital spending in 2018 to approximate $60 million. Investing activities in the 2018 and 2017 periods also included outflows of $30.8 million and $8.9 million, respectively, to fund the acquisitions of IGS in 2018 and Gammaflux in 2017. Investing activities also included a $5.8 million participation fee payment related to the aftermarket Revenue Sharing Programs in 2018 and payments of $1.0 million and $3.0 million in 2018 and 2017, respectively, related to an Aerospace agreement, which are reflected in Other Investing activities.

Financing activities in the first nine months of 2018 included a net increase in borrowings of $27.6 million compared to an increase of $14.1 million in the comparable 2017 period. In 2018, the Company borrowed 179.0 million Euros ($208.6 million) under the Amended Credit Facility through an international subsidiary. The proceeds were distributed to the Parent Company and subsequently used to pay down U.S. borrowings under the Amended Credit Agreement. During the first nine months of 2018 and 2017, the Company repurchased 2.3 million shares and 0.4 million shares, respectively, of the Company's stock at a cost of $138.3 million and $23.3 million, respectively. Total cash used to pay dividends increased to $24.0 million in the 2018 period from $22.0 million in the 2017 period. Other financing cash flows during the first nine months of 2018 and 2017 include $3.3 million and $15.0 million, respectively, of net cash payments, resulting from the settlement of foreign currency hedges related to intercompany financing. Cash used for financing activities in the 2017 period also includes $2.5 million of deferred financing fees paid in connection with the Amended Credit Agreement.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At September 30, 2018, $455.6 million was borrowed at an average interest rate of 2.34% under the Company's $850.0 million Amended Credit Facility which matures in February 2022. There were no borrowings under short-term bank credit lines as of September 30, 2018. At September 30, 2018, the Company's total borrowings were comprised of 37% fixed rate debt and 63% variable rate debt. The interest payments on $100.0 million of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the respective interest rate swap that was executed in April 2017.

Debt Covenants

As noted above, borrowing capacity is limited by various debt covenants in the Company's debt agreements. Following is a reconciliation of Consolidated EBITDA, a key metric in the debt covenants, to the Company's net income (in millions):

Four fiscal quarters ended September 30, 2018
Net income	$68.1
Add back:
Interest expense	16.0
Income taxes	140.7
Depreciation and amortization	92.0
Adjustment for non-cash stock based compensation	12.5
Adjustment for acquired businesses	3.6
Amortization of IGS acquisition inventory step-up	1.2
Other adjustments	3.2
Consolidated EBITDA, as defined	$337.3

Consolidated Senior Debt, as defined, as of September 30, 2018	$563.2
Ratio of Consolidated Senior Debt to Consolidated EBITDA	1.67
Maximum	3.25
Consolidated Total Debt, as defined, as of September 30, 2018	$563.2
Ratio of Consolidated Total Debt to Consolidated EBITDA	1.67
Maximum	3.75
Consolidated Cash Interest Expense, as defined, as of September 30, 2018	$16.9
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	19.99
Minimum	4.25

The Amended Credit Agreement allows for certain adjustments within the calculation of the financial covenants. The adjustment for acquired businesses reflects the unaudited pre-acquisition operations of IGS for the period from October 1, 2017 through July 23, 2018. Other adjustments include net gains on the sale of assets, due diligence and transaction expenses, changes in accounting and restructuring charges as permitted under the Amended Credit Agreement. The Company's financial covenants are measured as of the end of each fiscal quarter. At September 30, 2018, additional borrowings of $701.6 million of Total Debt and $532.9 million of Senior Debt would have been allowed under the covenants. Senior Debt includes primarily the borrowings under the Amended Credit Facility, the 3.97% Senior Notes and the borrowings under the lines of credit. The Company's unused committed credit facilities at September 30, 2018 were $394.4 million. As noted above, the Company is continuing to analyze the impacts of the Act, however we currently do not believe that any changes proposed by the Act will impact compliance with our debt covenants.

OTHER MATTERS

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The most significant areas involving management judgments and estimates are described in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. Actual results could differ from those estimates. There have been no material changes to such judgments and estimates, except for certain items related to the amended revenue recognition guidance. See Note 4 of the Consolidated Financial Statements.

EBITDA

EBITDA for the first nine months of 2018 was $244.8 million compared to $228.4 million in the first nine months of 2017. EBITDA is a measurement not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Nine months ended September 30,
	2018	2017
Net income	$127.4	$118.7
Add back:
Interest expense	12.1	10.6
Income taxes	35.0	30.6
Depreciation and amortization	70.4	68.5
EBITDA	$244.8	$228.4

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's third fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
July 1-31, 2018	386,667		$60.09	337,000	1,479,806
August 1-31, 2018	27,661		$66.39	—	1,479,806
September 1-30, 2018	959		$68.08	—	1,479,806
Total	415,287	(1)		337,000

(1)
Other than 337,000 shares purchased in the third quarter of 2018, which were purchased as part of the Company's 2011 Program (defined below), all acquisitions of equity securities during the third quarter of 2018 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

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

Item 6. Exhibits

Exhibit 2.1
Sale and Purchase Agreement dated September 19, 2018 between Barnes Group Inc. and one of its wholly owned subsidiaries and AGIC Gripper (Netherlands) B.V., HDX S.À.R.L., Asia-Germany Industry 4.0 Promotion Cross-Border Fund I L.P., Xenon Private Equity V Limited Partnership and certain other sellers named therein.

Exhibit 10.1	Amendment No. 5 to Credit Agreement dated as of October 19, 2018.
Exhibit 15	Letter regarding unaudited interim financial information.
Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Sale and Purchase Agreement dated September 19, 2018 between the Barnes Group Inc. and one of its wholly owned subsidiaries and AGIC Gripper (Netherlands) B.V., HDX S.À.R.L., Asia-Germany Industry 4.0 Promotion Cross-Border Fund I L.P., Xenon Private Equity V Limited Partnership and certain other sellers named therein

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

Barnes Group Inc.
(Registrant)

Date:	October 29, 2018	/s/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr. Senior Vice President, Finance Chief Financial Officer (Principal Financial Officer)

Date:	October 29, 2018	/s/ MARIAN ACKER
Marian Acker Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended September 30, 2018

Exhibit No.	Description	Reference
2.1
Sale and Purchase Agreement dated September 19, 2018 between Barnes Group Inc. and one of its wholly owned subsidiaries and AGIC Gripper (Netherlands) B.V., HDX S.À.R.L., Asia-Germany Industry 4.0 Promotion Cross-Border Fund I L.P., Xenon Private Equity V Limited Partnership and certain other sellers named therein.
Incorporated by reference to Exhibit 2.1 to Form 8-K filed by the Company on September 24, 2018.
10.1	Amendment No. 5 to Credit Agreement dated as of October 19, 2018.	Filed with this report
15	Letter regarding unaudited interim financial information.	Filed with this report.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.
Exhibit 101.INS	XBRL Instance Document.	Filed with this report.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	Filed with this report.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with this report.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with this report.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with this report.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with this report.