Form 10-Q
period 2019-03-31
BARNES GROUP INC
filed 2019-04-26
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

The registrant had outstanding 51,384,304 shares of common stock as of April 24, 2019.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended March 31, 2019

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” under Part I - Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2019	2018
Net sales	$376,692	$366,660

Cost of sales	244,643	237,134
Selling and administrative expenses	81,400	72,893
	326,043	310,027
Operating income	50,649	56,633

Interest expense	5,113	3,892
Other expense (income), net	1,806	1,763
Income before income taxes	43,730	50,978
Income taxes	9,738	12,160
Net income	$33,992	$38,818

Per common share:
Basic	$0.66	$0.73
Diluted	0.65	0.72

Weighted average common shares outstanding:
Basic	51,660,804	53,535,424
Diluted	52,189,465	54,089,327

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2019	2018
Net income	$33,992	$38,818
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on hedging activities, net of tax (1)	(568)	396
Foreign currency translation adjustments, net of tax (2)	(9,225)	26,953
Defined benefit pension and other postretirement benefits, net of tax (3)	1,615	3,164
Total other comprehensive (loss) income, net of tax	(8,178)	30,513
Total comprehensive income	$25,814	$69,331

(1) Net of tax of $(175) and $148 for the three months ended March 31, 2019 and 2018, respectively.

(2) Net of tax of $(100) and $162 for the three months ended March 31, 2019 and 2018, respectively.

(3) Net of tax of $540 and $1,257 for the three months ended March 31, 2019 and 2018, respectively.

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$103,507	$100,719
Accounts receivable, less allowances (2019 - $4,957; 2018 - $5,010)	377,826	382,253
Inventories	257,249	265,990
Prepaid expenses and other current assets	58,839	57,184
Total current assets	797,421	806,146

Deferred income taxes	19,609	20,474

Property, plant and equipment	856,661	853,497
Less accumulated depreciation	(488,790)	(482,966)
	367,871	370,531

Goodwill	944,809	955,524
Other intangible assets, net	617,562	636,538
Other assets	52,403	19,757
Total assets	$2,799,675	$2,808,970

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$23,051	$2,137
Accounts payable	132,329	143,419
Accrued liabilities	208,420	206,782
Long-term debt - current	5,231	5,522
Total current liabilities	369,031	357,860

Long-term debt	877,540	936,357
Accrued retirement benefits	102,061	104,302
Deferred income taxes	103,366	106,559
Long-term tax liability	72,961	72,961
Other liabilities	50,213	27,875

Commitments and contingencies (Note 17)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2019 - 63,417,803 shares; 2018 - 63,367,133 shares)	634	634
Additional paid-in capital	474,857	470,818
Treasury stock, at cost (2019 - 12,034,986 shares; 2018 - 12,033,580 shares)	(441,748)	(441,668)
Retained earnings	1,389,438	1,363,772
Accumulated other non-owner changes to equity	(198,678)	(190,500)
Total stockholders' equity	1,224,503	1,203,056
Total liabilities and stockholders' equity	$2,799,675	$2,808,970

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2019	2018
Operating activities:
Net income	$33,992	$38,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,100	23,677
Loss (gain) on disposition of property, plant and equipment	91	(158)
Stock compensation expense	3,021	2,501
Changes in assets and liabilities:
Accounts receivable	4,345	(26,841)
Inventories	7,300	(13,920)
Prepaid expenses and other current assets	(2,670)	(6,028)
Accounts payable	(9,179)	4,488
Accrued liabilities	(4,708)	10,494
Deferred income taxes	(872)	(66)
Long-term retirement benefits	(3,428)	(2,213)
Other	68	(269)
Net cash provided by operating activities	53,060	30,483

Investing activities:
Proceeds from disposition of property, plant and equipment	322	552
Capital expenditures	(13,738)	(11,210)
Other	—	(1,000)
Net cash used by investing activities	(13,416)	(11,658)

Financing activities:
Net change in other borrowings	20,903	9,169
Payments on long-term debt	(152,195)	(111,845)
Proceeds from the issuance of long-term debt	102,990	87,500
Proceeds from the issuance of common stock	986	317
Common stock repurchases	—	(33,541)
Dividends paid	(8,217)	(7,453)
Withholding taxes paid on stock issuances	(80)	(68)
Other	(1,340)	(6,546)
Net cash used by financing activities	(36,953)	(62,467)

Effect of exchange rate changes on cash flows	97	3,053
Increase (decrease) in cash and cash equivalents	2,788	(40,589)
Cash and cash equivalents at beginning of period	100,719	145,290
Cash and cash equivalents at end of period	$103,507	$104,701

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data)
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income, comprehensive income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2018 has been derived from the 2018 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair statement of the results, have been included. Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

2. Acquisitions

In the third quarter of 2018, the Company acquired Industrial Gas Springs Group Holdings Limited (“IGS”) and in the fourth quarter of 2018, the Company acquired Gimatic S.r.l ("Gimatic"). The following table reflects the unaudited pro forma operating results of the Company for the three months ended March 31, 2018, which give effect to the acquisitions of Gimatic and IGS as if they had occurred on January 1, 2017. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred if the acquisitions had been effective January 1, 2017, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and the acquired entities adjusted for certain items including amortization expense associated with the assets acquired and the Company’s expense related to financing arrangements, with the related tax effects. The pro forma information does not include the effects of any synergies or cost reduction initiatives related to the acquisitions.

(Unaudited Pro Forma)
Three Months Ended March 31, 2018
Net Sales	$386,562
Net Income	37,294

3. Recent Accounting Standards

The Financial Accounting Standards Board ("FASB") establishes changes to accounting principles under U.S. GAAP through the use of Accounting Standards Updates ("ASUs") to the FASB's Accounting Standards Codification. The Company evaluates the applicability and potential impacts of recent ASUs on its Consolidated Financial Statements and related disclosures.

Recently Adopted Accounting Standards

In February 2016, the FASB amended its guidance related to lease accounting. The amended guidance required lessees to recognize a majority of their leases on the balance sheet as a right-of-use ("ROU") asset and a lease liability. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Lease expense will be recorded in a manner similar to current accounting, with leases being classified as either finance or operating in nature. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted.

The Company adopted the new standard using the modified retrospective approach on January 1, 2019. The Company's adoption included lease codification improvements that were issued by the FASB through March 2019. The Company elected an available transition method that uses the effective date of the amended guidance as the date of initial application. The FASB made available several practical expedients in adopting the amended lease accounting guidance. The Company elected the package of practical expedients permitted under the transition guidance within the amended guidance, which among other things, allowed registrants to carry forward historical lease classification. The Company elected the practical expedient that allows the combination of both lease and non-lease components as a single component and account for it as a lease for all classes of underlying assets. The Company elected not to apply the amended guidance to short term leases with an initial term of 12 months or less. The Company recognizes those lease payments in the Consolidated Statements of Income on a straight-line basis over the lease term. The Company elected to use a single discount rate for a portfolio of leases with reasonably similar characteristics.

The most significant impact was the recognition of ROU assets and related lease liabilities for operating leases on the Consolidated Balance Sheet. The Company recognized ROU assets and related lease liabilities of $31,724 and $32,579 respectively, related to operating lease commitments, as of January 1, 2019. The operating lease ROU asset represents the lease liability, plus any lease payments made at or before the commencement date, less any lease incentives received. The amended guidance did not have a material impact on the Company's cash flows or results of operations. See Note 14 of the Consolidated Financial Statements.

In May 2014, the FASB amended its guidance related to revenue recognition. The amended guidance established a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance, including industry-specific guidance. The amended guidance clarified that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the amended guidance, an entity (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract; (3) determines the transaction price; (4) allocates the transaction price to the contract’s performance obligations; and (5) recognizes revenue when (or as) the entity satisfies a performance obligation. The amended guidance applied to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Entities had the option of using either a full retrospective or modified retrospective approach to the amended guidance.

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

A majority of revenue continues to be recognized when products are shipped. Under the amended guidance, however, a certain portion of our businesses with customized products or contracts in which we perform work on customer-owned assets require the use of an "over time" recognition model as certain of these contracts meet one or more of the criteria established in the amended guidance. Revenue recognition on contracts requiring over time accounting recognition created unbilled receivables (contract assets) and reduced inventory on the Company’s Consolidated Balance Sheet. Adoption of the amended guidance also resulted in the recognition of customer advances for which the Company has received an unconditional right to payment. Since the related performance obligations have not been satisfied, however, the Company recognized these customer advances as trade receivables, with a corresponding contract liability of equal amount. Under the previous guidance, the Company recognized customer advances when payment was received. See Note 4 of the Consolidated Financial Statements.

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

In March 2017, the FASB amended its guidance related to the presentation of pension and other postretirement benefit costs. The amended guidance requires the bifurcation of net periodic benefit cost for pension and other postretirement plans. The service cost component of expense requires presentation with other employee compensation costs in operating income, consistent with the earlier guidance. The other components of expense, however, are reported separately outside of operating income. The amended guidance also allows only the service cost component of net benefit cost to be eligible for capitalization.

The guidance was effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. The Company adopted the amended guidance on a retrospective basis during the first quarter of 2018 and it did not have a material impact on its results of operations. See Note 12 of the Consolidated Financial Statements for additional disclosure related to pension and postretirement benefit costs.

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

In August 2018, the FASB issued new guidance related to a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by a vendor (for example, a service contract). Pursuant to the new guidance, customers apply the same criteria for capitalizing implementation costs in a hosting arrangement as they would for an arrangement that has a software license. The new guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. The FASB provided the option of applying the guidance retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company elected to early adopt this guidance, prospectively, during the third quarter of 2018, and it did not have a material impact on the Consolidated Financial Statements.

In August 2017, the FASB amended its guidance related to hedge accounting. The amended guidance makes more financial and nonfinancial hedging strategies eligible for hedge accounting, amends presentation and disclosure requirements and changes the assessment of effectiveness. The guidance also more closely aligns hedge accounting with management strategies, simplifies application and increases the transparency of hedging. The amended guidance is effective January 1, 2019, with early adoption permitted in any interim period. The Company adopted the amended guidance on January 1, 2019 and it did not have a material impact on the Consolidated Financial Statements, however it did result in amendments to certain disclosures required pursuant to the earlier guidance. See Note 10 of the Consolidated Financial Statements.

Recently Issued Accounting Standards

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

Revenue is recognized by the Company when control of the product or solution is transferred to the customer. Control is generally transferred when products are shipped or delivered to customers, title is transferred and the significant risks and rewards of ownership have transferred, and the Company has rights to payment and rewards of ownership pass to the customer. Customer acceptance may also be a factor in determining whether control of the product has transferred. Although revenue is generally transferred at a point in time, a certain portion of businesses with customized products or contracts in which the Company performs work on customer-owned assets requires the use of an over time recognition model as certain contracts meet one or more of the established criteria pursuant to ASC 606. Also, service revenue is recognized as control transfers, which is concurrent with the services being performed.

The following table presents the Company's revenue disaggregated by products and services, and geographic regions, by segment.

	Three months ended March 31,
	2019			2018
	Industrial	Aerospace	Total Company	Industrial	Aerospace	Total Company
Product and Services
Engineered Components Products	$69,684	$—	$69,684	$77,090	$—	$77,090
Molding Solutions Products	106,793	—	106,793	119,099	—	119,099
Force & Motion Control Products	51,617	—	51,617	49,772	—	49,772
Automation Products	14,408	—	14,408	—	—	—
Aerospace Original Equipment Manufacturer Products	—	87,939	87,939	—	80,695	80,695
Aerospace Aftermarket Products and Services	—	46,251	46,251	—	40,004	40,004
	$242,502	$134,190	$376,692	$245,961	$120,699	$366,660

Geographic Regions (A)
Americas	$98,288	$96,144	$194,432	$96,527	$85,961	$182,488
Europe	94,430	24,324	118,754	94,140	24,675	118,815
Asia	48,942	12,404	61,346	54,380	8,913	63,293
Other	842	1,318	2,160	914	1,150	2,064
	$242,502	$134,190	$376,692	$245,961	$120,699	$366,660

(A) Sales by geographic market are based on the location to which the product is shipped.

Revenue from goods and services transferred to customers at a point in time accounted for approximately 90 percent of revenue for the three-month periods ended March 31, 2019 and March 31, 2018. A majority of revenue within the Industrial segment and Aerospace OEM business is recognized at a point in time when the product or solution is shipped to the customer. A portion of revenue within the Aerospace Aftermarket business is also recognized when product is shipped.

Revenue from products and services transferred to customers over time accounted for approximately 10 percent of revenue for the three-month period ended March 31, 2019 and March 31, 2018. The Company recognizes revenue over time in instances where a contract supports a continual transfer of control to the customer. Substantially all of our revenue in the Aerospace maintenance repair and overhaul business and a portion of the Engineered Components Products, Molding Solutions Products and Aerospace OEM Products is recognized over time. Within the Molding Solution businesses and Aerospace Aftermarket business, this continual transfer of control to the customer results from repair and refurbishment work performed on customer controlled assets. With other contracts, this continual transfer of control to the customer is supported by clauses in the contract where we deliver products that do not have an alternative use and requires an enforceable right to payment of costs incurred (plus a reasonable profit) or the Company has a contractual right to complete any work in process and receive full contract price.

Performance Obligations. A performance obligation represents a promise within a contract to provide a distinct good or service to the customer. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectibility of consideration is probable. Transaction price reflects the amount of consideration which the Company expects to be entitled in exchange for transferred goods or services. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized as the performance obligation is satisfied.

The majority of our revenues are from contracts that are less than one year, however certain Aerospace OEM and Industrial Molding Solutions business contracts extend beyond one year. In the Industrial segment, customers are typically with OEMs or suppliers to OEMs and in some businesses, with distributors. In the Aerospace segment, customers include commercial airlines, OEMs and other aircraft and military parts providers.

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

The Company generally utilizes the portfolio approach to estimate the amount of revenue to recognize for certain other contracts which require over time revenue recognition. Such contracts are grouped together either by revenue stream, customer or product. Each portfolio of contracts is grouped together based on having similar characteristics. The portfolio approach is utilized only when the result of the accounting is not expected to be materially different than if applied to individual contracts.

Adjustments to net sales, cost of sales and the related impact to operating income are recognized as necessary in the period they become known. Revenue recognized from performance obligations satisfied in previous periods was not material in the first three months of 2019 and 2018.

Contract Balances. The timing of revenue recognition, invoicing and cash collections affect accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets.

Unbilled Receivables (Contract Assets) - Pursuant to the over time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized when 1) the cost-to-cost method is applied and 2) such revenue exceeds the amount invoiced to the customer. Unbilled receivables are included within prepaid expenses and other current assets on the Consolidated Balance Sheet as of March 31, 2019 and March 31, 2018.

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

These assets and liabilities are reported on the Consolidated Balance Sheet on an individual contract basis at the end of each reporting period.

Net contract assets (liabilities) consisted of the following:

	March 31, 2019	December 31, 2018	$ Change	% Change
Unbilled receivables (contract assets)	$17,501	$11,844	$5,657	48%
Contract liabilities	(56,606)	(57,522)	916	(2)%
Net contract liabilities	$(39,105)	$(45,678)	$6,573	(14)%

Contract liabilities balances at March 31, 2019 and December 31, 2018 include $14,243 and $15,348 respectively, of customer advances for which the Company has an unconditional right to collect payment. Accounts receivable, as presented on the Consolidated Balance Sheet, includes corresponding balances at March 31, 2019 and December 31, 2018, respectively.

Changes in the net contract liabilities balance during the three-month period ended March 31, 2019 were impacted by a $916 net decrease in contract liabilities, driven primarily by revenue recognized in the current period, partially offset by new customer advances and deposits. Adding to the contract liability decrease was a $5,657 net increase in contract assets, driven primarily by contract progress (i.e. unbilled receivable), partially offset by earlier contract progress being invoiced to the customer.

The Company recognized approximately 35% of the revenue related to the contract liability balance as of December 31, 2018 during the three-month period ended March 31, 2019, primarily representing revenue from the sale of molds and hot runners within the Molding Solutions businesses.

Contract Costs. The Company may incur costs to fulfill a contract. Costs are incurred to develop, design and manufacture tooling to produce a customer’s customized product in conjunction with certain of its contracts, primarily in the Aerospace OEM business. For certain contracts, control related to this tooling remains with the Company. The tooling may be deemed recoverable over the life of the related customer contract (oftentimes a long-term agreement). The Company therefore capitalizes these tooling costs and amortizes them over the shorter of the tooling life or the duration of the long-term agreement. The Company may also incur costs related to the development of product designs (molds or hot runner systems) within its Molding Solutions businesses. Control of the design may be retained by the Company and deemed recoverable over the contract to build the systems or mold, therefore this design work cost is capitalized and amortized to cost of sales when the related revenue is recognized. Amortization related to these capitalized costs to fulfill a contract were $3,434 and $3,986 in the three month periods ended March 31, 2019 and March 31, 2018, respectively.

Capitalized costs, net of amortization, to fulfill a contract balances were as follows:

	March 31, 2019	December 31, 2018
Tooling	$6,058	$6,155
Design costs	2,281	2,285
Other	—	5
	$8,339	$8,445

Remaining Performance Obligations. The Company has elected to disclose remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations represent the transaction price of firm orders for which work has not been performed and, for Aerospace, excludes projections of components and assemblies that Aerospace OEM customers anticipate purchasing in the future under existing programs, which represent orders that are beyond lead time and do not represent performance obligations pursuant to ASC 606. As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $228,536. The Company expects to recognize revenue on approximately 80% of the remaining performance obligations over the next 12 months, with the remainder being recognized within 24 months.

5. Stockholders Equity

A schedule of consolidated changes in equity for the three months ended March 31, 2019 is as follows (shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2018	63,367	$634	$470,818	12,034	$(441,668)	$1,363,772	$(190,500)	$1,203,056
Comprehensive income						33,992	(8,178)	25,814
Dividends declared ($0.16 per share)						(8,217)		(8,217)
Employee stock plans	51		4,039	1	(80)	(109)		3,850
March 31, 2019	63,418	$634	$474,857	12,035	$(441,748)	$1,389,438	$(198,678)	$1,224,503

A schedule of consolidated changes in equity for the three months ended March 31, 2018 is as follows (shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2017	63,034	$630	$457,365	9,656	$(297,998)	$1,206,723	$(106,399)	$1,260,321
Comprehensive income						38,818	30,513	69,331
Dividends declared ($0.14 per share)						(7,453)		(7,453)
Common stock repurchases				533	(33,541)			(33,541)
Reclassification pursuant to accounting guidance related to U.S. Tax Reform (Note 3)						19,331	(19,331)	—
Cumulative effect of change in accounting guidance related to Revenue (Note 3)						4,295		4,295
Employee stock plans	20	1	2,874	1	(68)	(174)		2,633
March 31, 2018	63,054	$631	$460,239	10,190	$(331,607)	$1,261,540	$(95,217)	$1,295,586

6. Net Income Per Common Share

For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans. For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding was increased by 528,661 and 553,903 for the three-month periods ended March 31, 2019 and 2018, respectively, to account for the potential dilutive effect of stock-based incentive plans. There were no adjustments to net income for the purposes of computing income available to common stockholders for the periods.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three-month periods ended March 31, 2019 and 2018, the Company excluded 221,201 and 153,908 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive.

The Company granted 120,585 stock options, 93,992 restricted stock unit awards and 88,402 performance share awards ("PSAs") in February 2019 as part of its annual grant awards. All of the stock options and the restricted stock unit awards vest upon meeting certain service conditions. The restricted stock unit awards are included in basic weighted-average common shares outstanding as they contain nonforfeitable rights to dividend payments. The PSAs are part of the long-term Performance Share Award Program (the "Awards Program") and are based on performance goals that are driven by a combination of independently measured metrics (depending on the grant year) with each metric being weighted equally. The metrics for awards granted in 2019 include the Company’s total shareholder return (“TSR”), return on invested capital (“ROIC”) and operating income before depreciation and amortization growth ("EBITDA growth"). The TSR and EBITDA growth metrics are designed to assess the long-term Company performance relative to the performance of companies included in the Russell 2000 Index over a three-year performance period. ROIC is designed to assess the Company's performance compared to pre-established Company targets over a three-year performance period. The participants can earn from zero to 250% of the target award and the award includes a forfeitable right to dividend equivalents, which are not included in the aggregate target award numbers. The fair value of the TSR portion of the PSA was determined using a Monte Carlo valuation method as the award contains a market condition.

7. Inventories

The components of inventories consisted of:

	March 31, 2019	December 31, 2018
Finished goods	$84,965	$87,779
Work-in-process	96,146	98,426
Raw material and supplies	76,138	79,785
	$257,249	$265,990
8. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended March 31, 2019:

	Industrial	Aerospace	Total Company
January 1, 2019	$924,738	$30,786	$955,524
Acquisition related	681	—	681
Foreign currency translation	(11,396)	—	(11,396)
March 31, 2019	$914,023	$30,786	$944,809

Other Intangible Assets:
Other intangible assets consisted of:

		March 31, 2019		December 31, 2018
	Range of Life - Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs (RSPs)	Up to 30	$299,500	$(125,533)	$299,500	$(121,957)
Component repair programs (CRPs)	Up to 30	111,839	(23,404)	111,839	(21,895)
Customer relationships	10-16	338,366	(84,496)	338,366	(79,439)
Patents and technology	4-14	125,852	(62,600)	125,852	(59,205)
Trademarks/trade names	10-30	11,950	(10,830)	11,950	(10,731)
Other	Up to 15	7,296	(3,662)	7,296	(3,551)
		894,803	(310,525)	894,803	(296,778)
Unamortized intangible assets:
Trade names		55,670	—	55,670	—
Foreign currency translation		(22,386)	—	(17,157)	—
Other intangible assets		$928,087	$(310,525)	$933,316	$(296,778)

Estimated amortization of intangible assets for future periods is as follows: 2019 - $53,000; 2020 - $50,000; 2021 - $49,000; 2022 - $49,000 and 2023 - $48,000.

9. Debt

The Company's debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios. The Company is in compliance with its financial covenants as of March 31, 2019, and continues to monitor its future compliance based on current and anticipated future economic conditions.

Long-term debt and notes and overdrafts payable at March 31, 2019 and December 31, 2018 consisted of:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit agreement	$772,737	$788,492	$831,016	$828,800
3.97% Senior Notes	100,000	102,504	100,000	100,185
Borrowings under lines of credit and overdrafts	23,051	23,051	2,137	2,137
Capital leases	9,400	9,563	10,216	10,503
Other foreign bank borrowings	634	638	647	651
	905,822	924,248	944,016	942,276
Less current maturities	(28,282)		(7,659)
Long-term debt	$877,540		$936,357

In February 2017, the Company and certain of its subsidiaries entered into the fourth amendment of its fifth amended and restated revolving credit agreement (the “Amended Credit Agreement”) and retained Bank of America, N.A as the Administrative Agent for the lenders. The Amended Credit Agreement increases the facility from $750,000 to $850,000 and extends the maturity date from September 2018 to February 2022. The Amended Credit Agreement also increases the existing accordion feature from $250,000, allowing the Company to now request additional borrowings of up to $350,000. The Company may exercise the accordion feature upon request to the Administrative Agent as long as an event of default has not occurred or is not continuing. The borrowing availability of $850,000, pursuant to the terms of the Amended Credit Agreement, allows for multi-currency borrowing which includes euro, British pound sterling or Swiss franc borrowing, up to $600,000. In September 2018, the Company and one of its wholly owned subsidiaries entered into a Sale and Purchase Agreement to acquire Gimatic S.r.l. See Note 2 of the Consolidated Financial Statements. In conjunction with the Acquisition, the Company requested additional borrowings of $150,000 that was provided for under the existing accordion feature. The Administrative Agent for the lenders approved the Company's access to the accordion feature and on October 19, 2018 the lenders formally committed the capital to fund such feature, resulting in the execution of the fifth amendment to the Amended Credit Agreement (the "Fifth Amendment"). The Fifth Amendment, effective October 19, 2018, thereby increased the borrowing availability of the existing facility to $1,000,000. The Company may also request access to the residual $200,000 of the accordion feature. Depending on the Company’s consolidated leverage ratio, and at the election of the Company, borrowings under the Amended Credit Agreement will bear interest at either LIBOR plus a margin of between 1.10% and 1.70% or the base rate, as defined in the Amended Credit Agreement, plus a margin of 0.10% to 0.70%. Multi-currency borrowings, pursuant to the Amended Credit Agreement, bear interest at their respective interbank offered rate (i.e. Euribor) or 0.00% (higher of the two rates) plus a margin of between 1.10% and 1.70%. The Company paid fees and expenses of $529 in the fourth quarter of 2018 in conjunction with executing the Fifth Amendment; such fees have been deferred within Other Assets on the accompanying Consolidated Balance Sheets and are being amortized into interest expense on the accompanying Consolidated Statements of Income through its maturity.

Borrowings and availability under the Amended Credit Agreement were $772,737 and $227,263, respectively, at March 31, 2019 and $831,016 and $168,984, respectively, at December 31, 2018. The average interest rate on these borrowings was 1.82% and 1.99% on March 31, 2019 and December 31, 2018, respectively. Borrowings included Euro-denominated borrowings of 490,080 Euros ($550,237) at March 31, 2019 and 470,350 Euros ($538,316) at December 31, 2018. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings. In the first quarter of 2019, and the second quarter of 2018, the Company borrowed 44,100 Euros ($49,506) and 179,000 Euros ($208,589), respectively, under the Amended Credit Facility through an international subsidiary. The proceeds were distributed to the Parent Company and subsequently used to pay down U.S. borrowings under the Amended Credit Agreement.

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

In addition, the Company has available approximately $87,000 in uncommitted short-term bank credit lines ("Credit Lines") and overdraft facilities. The Credit Lines are accessed locally and are available primarily within the U.S., Europe and Asia. The Credit Lines are subject to the applicable borrowing rates within each respective country and vary between jurisdictions (i.e. LIBOR, Euribor, etc.). Under the Credit Lines, $23,000 was borrowed at March 31, 2019 at an interest rate of 3.21% and $2,041 was borrowed at December 31, 2018 at an average interest rate of 0.17%. The Company had also borrowed $51 and $96 under the overdraft facilities at March 31, 2019 and December 31, 2018, respectively. Repayments under the Credit Lines are due within one month after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company has several capital leases under which $9,400 and $10,216 was outstanding at March 31, 2019 and December 31, 2018, respectively. The fair value of the capital leases are based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

At March 31, 2019 and December 31, 2018, the Company also had other foreign bank borrowings of $634 and $647, respectively. The fair value of the other foreign bank borrowings is based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

10. Derivatives

The Company has manufacturing and sales facilities around the world and thus makes investments and conducts business transactions denominated in various currencies. The Company is also exposed to fluctuations in interest rates and commodity price changes. These financial exposures are monitored and managed by the Company as an integral part of its risk management program.

Financial instruments have been used by the Company to hedge its exposure to fluctuations in interest rates. The Company entered into an interest rate swap agreement (the "Swap") on April 28, 2017, with one bank, which converts the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The Swap expires on January 31, 2022 and is accounted for as a cash flow hedge.

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

The Company does not use derivatives for speculative or trading purposes or to manage commodity exposures. Changes in the fair market value of derivatives that qualify as cash flow hedges are recorded to accumulated other non-owner changes to equity. Amounts recorded to accumulated other non-owner changes to equity are reclassified to earnings in a manner that matches the earnings impact of the hedged transaction. Amounts related to contracts that are not designated as hedges are recorded directly to earnings.

The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. Other financing cash flows during the first three months of 2019 and 2018, as presented on the Consolidated Statements of Cash Flows, include $1,299 and $6,505, respectively, of net cash payments related to the settlement of foreign currency hedges related to intercompany financing.

The following table sets forth the fair value amounts of derivative instruments held by the Company.

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2019	December 31, 2018	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$773	$1,412	Other liabilities	$—	$—
Foreign exchange contracts	Prepaid expenses and other current assets	—	—	Accrued liabilities	(361)	(258)
Total derivatives designated as hedging instruments		773	1,412		(361)	(258)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	20	1,105	Accrued liabilities	(949)	(90)
Total derivatives not designated as hedging instruments		20	1,105		(949)	(90)

Total derivatives		$793	$2,517		$(1,310)	$(348)

The following table sets forth the effect of hedge accounting on accumulated other comprehensive (loss) income for the three-month periods ended March 31, 2019 and 2018:

	Amount of (Loss) Gain Recognized in Accumulated Other Comprehensive (Loss) Income on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three months ended March 31,			Three months ended March 31,
Derivatives in Hedging Relationships	2019	2018		2019	2018
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$(487)	$1,235	Interest expense	$142	$(82)
Foreign exchange contracts	(81)	(839)	Net sales	(337)	(226)
Total	$(568)	$396		$(195)	$(308)

The following table sets forth the effect of hedge accounting on the consolidated statements of income for the three-month periods ended March 31, 2019 and 2018:

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three months ended March 31,
	2019		2018
	Net sales	Interest expense	Net sales	Interest expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of hedges are recorded	$376,692	$5,113	$366,660	$3,892
The effects of hedging:
Gain (Loss) on cash flow hedging relationships
Interest rate contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income		142		(82)
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income	(337)		(226)

The following table sets forth the effect of derivatives not designated as hedging instruments on the consolidated statements of income for the three-month periods ended March 31, 2019 and 2018.

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative(A)
		Three months ended March 31,
Derivatives Not Designated as Hedging Instruments		2019	2018
Foreign exchange contracts	Other expense (income), net	$(3,819)	$(6,092)

(A) Such amounts were substantially offset by the net (gain) loss recorded on the underlying hedged asset or liability, also recorded in other expense (income), net.

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

Level 3	Unobservable inputs for the asset or liability.

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Asset derivatives	$793	$—	$793	$—
Liability derivatives	(1,310)	—	(1,310)	—
Bank acceptances	10,212	—	10,212	—
Rabbi trust assets	2,704	2,704	—	—
	$12,399	$2,704	$9,695	$—

December 31, 2018
Asset derivatives	$2,517	$—	$2,517	$—
Liability derivatives	(348)	—	(348)	—
Bank acceptances	17,698	—	17,698	—
Rabbi trust assets	2,457	2,457	—	—
	$22,324	$2,457	$19,867	$—

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

12. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three months ended March 31,
Pensions	2019	2018
Service cost	$1,433	$1,590
Interest cost	4,536	4,309
Expected return on plan assets	(7,078)	(7,394)
Amortization of prior service cost	103	141
Amortization of actuarial losses	2,158	2,811
Net periodic benefit cost	$1,152	$1,457

	Three months ended March 31,
Other Postretirement Benefits	2019	2018
Service cost	$19	$24
Interest cost	340	344
Amortization of prior service cost	6	5
Amortization of actuarial losses	10	160
Net periodic benefit cost	$375	$533

The service cost component of net periodic benefit cost is included within cost of sales and selling and administrative expenses. The components of net periodic benefit cost other than the service cost component are included in Other Income (Expense) on the Consolidated Statements of Income.
13. Income Taxes

The Company's effective tax rate for the first quarter of 2019 was 22.3% compared with 23.9% in the first quarter of 2018 and 19.9% for the full year 2018. The increase in the first quarter of 2019 effective tax rate from the full year 2018 rate is primarily due to the absence of adjustments to certain international valuation reserves and final adjustments resulting from the impact of the Tax Cuts and Jobs Act (the “Act”), combined with a decrease in the excess tax benefit on stock awards. The increase is partially offset by the projected change in the mix of earnings attributable to lower-taxing jurisdictions.

The Aerospace and Industrial Segments have a number of multi-year tax holidays in both Singapore and China. These holidays are subject to the Company meeting certain commitments in the respective jurisdictions.

14. Leases

The Company maintains leases of certain manufacturing, distribution and assembly facilities, office space, land, machinery and equipment. Leases generally have remaining terms of one year to ten years, whereas leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets. The Company recognizes lease expense for minimum lease payments on a straight line basis over the term of the lease. Certain leases include options to renew or terminate. Renewal options are exercisable per the discretion of the Company and vary based on the nature of each lease, with renewal periods generally ranging from one year to five years. The term of the lease includes renewal periods only if the Company is reasonably certain that it will exercise the renewal option. When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to, the cost of moving to another location, the cost of disruption to operations, whether the purpose or location of the leased asset is unique and the contractual terms associated with extending the lease.

Certain leases provide the option to purchase the leased property and are therefore evaluated for finance lease consideration. Right-of-use ("ROU") assets and lease liabilities related to finance leases were not material as of March 31, 2019. The depreciable life of leased assets are limited by the expected term of the lease, unless there is a transfer of title or purchase option and the Company believes it is reasonably certain of exercise.

Lease agreements generally do not contain any material residual value guarantees or materially restrictive covenants and the Company does not sublease to any third parties. The Company does not have any material leases that have been signed but not commenced.

Contracts are evaluated at inception to determine whether they contain a lease, where the Company obtains the right to control an identified asset. The following table sets forth the classification of ROU assets and lease liabilities on the Consolidated Balance Sheets:

Operating Leases	Classification	March 31, 2019
Leased Assets
ROU assets	Other assets	$33,316

Lease Liabilities
Current lease liability	Accrued liabilities	10,689
Long term lease liability	Other liabilities	23,470
		$34,159

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The operating lease ROU assets represent the lease liability, plus any lease payments made at or before the commencement date, less any lease incentives received. The Company's real estate leases, which are comprised primarily of manufacturing, distribution and assembly facilities, represent a majority of our lease liability. A significant portion of our lease payments are fixed, although an immaterial portion of payments are variable in nature. Variable lease payments vary based on changes in facts and circumstances related to the use of the ROU and are recorded as incurred. The Company uses an incremental borrowing rate based on rates available at commencement in determining the present value of future payments.

The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. The Company applies a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

Operating lease costs during the three months ended March 31, 2019 were $3,943 and were included within cost of sales and selling and administrative expenses. Operating lease costs include short-term and variable leases costs, which were immaterial during the period.

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

Operating Leases
2019	$9,266
2020	9,582
2021	6,995
2022	3,251
2023	2,453
After 2023	7,688
Total lease payments	$39,235
Less: Interest	5,076
Present value of lease payments	$34,159
Minimum rental commitments under non-cancellable leases as of December 31, 2018 for years 2019 through 2023 were $11,931, $8,322, $5,888, $2,898 and $2,064, respectively, and $7,659 thereafter.

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	6.2
Weighted-average discount rate
Operating leases	3.97%

Other Information	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,363
Leased assets obtained in exchange for new operating lease liabilities	$4,563

15. Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following tables sets forth the changes in accumulated other comprehensive income (loss), net of tax, by component for the three-month periods ended March 31, 2019 and 2018:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2019	$834	$(138,690)	$(52,644)	$(190,500)
Other comprehensive (loss) income before reclassifications	(723)	(122)	(9,225)	(10,070)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	155	1,737	—	1,892
Net current-period other comprehensive income	(568)	1,615	(9,225)	(8,178)
March 31, 2019	$266	$(137,075)	$(61,869)	$(198,678)

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2018	$72	$(103,844)	$(2,627)	$(106,399)
Other comprehensive income before reclassifications	157	763	26,953	27,873
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	239	2,401	—	2,640
Net current-period other comprehensive income	396	3,164	26,953	30,513
Amounts reclassified from accumulated other comprehensive income to retained earnings (A)	—	(19,331)	—	(19,331)
March 31, 2018	$468	$(120,011)	$24,326	$(95,217)

(A) This amount represents the reclassification of stranded tax effects resulting from the Act, as permitted by amended guidance issued by the FASB in February 2018. See Note 3 of the Consolidated Financial Statements.

The following table sets forth the reclassifications out of accumulated other comprehensive income (loss) by component for the three-month periods ended March 31, 2019 and 2018:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Three months ended March 31, 2019	Three months ended March 31, 2018
Gains and losses on cash flow hedges
Interest rate contracts	$142	$(82)	Interest expense
Foreign exchange contracts	(337)	(226)	Net sales
	(195)	(308)	Total before tax
	40	69	Tax benefit
	(155)	(239)	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service costs	$(109)	$(146)	(A)
Amortization of actuarial losses	(2,168)	(2,971)	(A)
	(2,277)	(3,117)	Total before tax
	540	716	Tax benefit
	(1,737)	(2,401)	Net of tax

Total reclassifications in the period	$(1,892)	$(2,640)

(A) These accumulated other comprehensive income (loss) components are included within the computation of net periodic Pension and Other Postretirement Benefits cost. See Note 12 of the Consolidated Financial Statements.

16. Information on Business Segments

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
The following tables set forth information about the Company's operations by its two reportable segments:

	Three months ended March 31,
	2019	2018
Net sales
Industrial	$242,502	$245,967
Aerospace	134,190	120,699
Intersegment sales	—	(6)
Total net sales	$376,692	$366,660

Operating profit
Industrial	$21,502	$32,378
Aerospace	29,147	24,255
Total operating profit	50,649	56,633
Interest expense	5,113	3,892
Other expense (income), net	1,806	1,763
Income before income taxes	$43,730	$50,978

	March 31, 2019	December 31, 2018
Assets
Industrial	$1,934,014	$1,962,362
Aerospace	706,633	692,584
Other (A)	159,028	154,024
Total assets	$2,799,675	$2,808,970

(A) "Other" assets include corporate-controlled assets, the majority of which are cash and cash equivalents.

17. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. The Company accrues its estimated exposure for warranty claims at the time of sale based upon the length of the warranty period, historical experience and other related information known to the Company. Liabilities related to product warranties and extended warranties were not material as of March 31, 2019 and December 31, 2018.

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

__________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month periods ended March 31, 2019 and 2018, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 26, 2019 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Barnes Group Inc.:

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries (the “Company”) as of March 31, 2019 and the related consolidated statements of income, of comprehensive income, and of cash flows for the three-month periods ended March 31, 2019 and 2018, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2019, which included a paragraph describing a change in the manner of accounting for revenue in the 2018 financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 26, 2019

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Please refer to the Overview in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The Annual Report on Form 10-K and other documents related to the Company are located on the Company's website: www.bginc.com.

RESULTS OF OPERATIONS

Net Sales

	Three months ended March 31,
(in millions)	2019	2018	Change
Industrial	$242.5	$246.0	$(3.5)	(1.4)%
Aerospace	134.2	120.7	13.5	11.2%
Total	$376.7	$366.7	$10.0	2.7%

The Company reported net sales of $376.7 million in the first quarter of 2019, an increase of $10.0 million or 2.7%, from the first quarter of 2018. Organic sales increased by $4.7 million, including an increase of $13.5 million at Aerospace, partially offset by a decrease of $8.8 million at Industrial. The increase at Aerospace was driven primarily by sales growth within the aftermarket businesses, where continued growth on newer, more technologically advanced engine platforms contributed to increased sales within the original equipment manufacturing business. Within Industrial, lower organic sales were driven by declines in sales within the Engineered Components and Molding Solutions business units. Acquired businesses contributed incremental sales of $17.9 in the Industrial segment during the first quarter of 2019. The strengthening of the U.S. dollar against foreign currencies decreased net sales within the Industrial segment by approximately $12.6 million.

Expenses and Operating Income

	Three months ended March 31,
(in millions)	2019	2018	Change
Cost of sales	$244.6	$237.1	$7.5	3.2%
% sales	64.9%	64.7%
Gross profit (1)	$132.0	$129.5	$2.5	1.9%
% sales	35.1%	35.3%
Selling and administrative expenses	$81.4	$72.9	$8.5	11.7%
% sales	21.6%	19.9%
Operating income	$50.6	$56.6	$(6.0)	(10.6)%
% sales	13.4%	15.4%

(1) Sales less cost of sales.

Cost of sales in the first quarter of 2019 increased 3.2% from the 2018 period, while gross profit margin decreased slightly from 35.3% in the 2018 period to 35.1% in the 2019 period. Gross margins improved at Aerospace and declined at Industrial. At Industrial, gross margin decreased during the 2019 period, primarily as a result of unfavorable productivity and $4.0 million of short-term purchase accounting adjustments related to the acquisition of Gimatic. Within Aerospace, improvement in gross profit relates primarily to organic growth within each of the businesses. Increased volumes in the maintenance overhaul and repair and spare parts businesses, in particular, contributed to the gross margin improvement during the first quarter of 2019. Selling and administrative expenses in the first quarter of 2019 increased 11.7% from the 2018 period, due primarily to increased costs associated with a workforce reduction at Industrial and costs related to the acquisition of Gimatic, including the amortization of acquired intangible assets. As a percentage of sales, selling and administrative costs increased from 19.9% in the first quarter of 2018 to 21.6% in the 2019 period. Operating income in the first quarter of 2019 decreased 10.6% to $50.6 million from the first quarter of 2018 and operating income margin decreased from 15.4% to 13.4%, primarily driven by the items at Industrial noted above.

Interest expense
Interest expense increased by $1.2 million in the first quarter of 2019, as compared with the prior year period, primarily a result of increased average borrowings, partially offset by lower average interest rates.

Other expense (income), net
Other expense (income), net remained flat at $1.8 million in the first quarter of 2019 and in the first quarter of 2018.

Income Taxes
The Company's effective tax rate for the first quarter of 2019 was 22.3% compared with 23.9% in the first quarter of 2018 and 19.9% for the full year 2018. The increase in the first quarter of 2019 effective tax rate from the full year 2018 rate is primarily due to the absence of adjustments to certain international valuation reserves and final adjustments resulting from the impact of the Tax Cuts and Jobs Act (the “Act”), combined with a decrease in the excess tax benefit on stock awards. The increase is partially offset by the projected change in the mix of earnings attributable to lower-taxing jurisdictions.

The Aerospace and Industrial Segments have a number of multi-year tax holidays in both Singapore and China. These holidays are subject to the Company meeting certain commitments in the respective jurisdictions.

Income and Income per Share

	Three months ended March 31,
(in millions, except per share)	2019	2018	Change
Net income	$34.0	$38.8	$(4.8)	(12.4)%
Net income per common share:
Basic	$0.66	$0.73	$(0.07)	(9.6)%
Diluted	0.65	0.72	(0.07)	(9.7)%
Weighted average common shares outstanding:
Basic	51.7	53.5	(1.9)	(3.5)%
Diluted	52.2	54.1	(1.9)	(3.5)%

In the first quarter of 2019, both basic and diluted net income per common share decreased from the first quarter of 2018. The decreases were driven by a decrease in net income partially offset by the impact of reductions in both basic and diluted weighted average common shares outstanding which decreased due to the repurchase of 2,292,100 shares during 2018 as part of the Company's publicly announced Repurchase Program. The impact of the repurchased shares was partially offset by the issuance of additional shares for employee stock plans.

Financial Performance by Business Segment

Industrial

	Three months ended March 31,
(in millions)	2019	2018	Change
Sales	$242.5	$246.0	$(3.5)	(1.4)%
Operating profit	21.5	32.4	(10.9)	(33.6)%
Operating margin	8.9%	13.2%

Sales at Industrial were $242.5 million in the first quarter of 2019, a $3.5 million, or 1.4% decrease from the first quarter of 2018. Acquired businesses contributed incremental sales of $17.9 million during the first quarter of 2019. Organic sales decreased by $8.8 million, or 3.6%, during the 2019 period, driven by declines in sales within the Engineered Components and Molding Solutions business units, partially offset by a favorable $2.6 million commercial settlement of a patent-related matter. Softness in automotive end markets decreased sales volumes, largely due to lower global auto production rates and delays in automotive model change releases, resulting primarily from the uncertainty related to current and proposed tariffs announced by the United States and China governments and potential changes in regulatory requirements. Increased volumes within the medical and personal care end markets, however, partially offset the automotive related declines within Molding Solutions. Foreign currency decreased sales by approximately $12.6 million as the U.S. dollar strengthened against foreign currencies.

Operating profit in the first quarter of 2019 at Industrial was $21.5 million, a decrease of $10.9 million from the first quarter of 2018. Operating profit was impacted primarily by the lower profit contribution of organic sales volumes, $4.0 million of short-term purchase accounting adjustments related to the acquisition of Gimatic and unfavorable productivity, primarily driven by costs associated with a workforce reduction. In the quarter, the operating profit benefit of the commercial settlement was substantially offset by the workforce reduction costs. Operating margin decreased from 13.2% in the 2018 period to 8.9% in the 2019 period due primarily to the above items.

Outlook: In Industrial, management is focused on generating organic sales growth through the introduction of new products and services and by leveraging the benefits of its diversified products and global industrial end-markets. Our ability to generate sales growth is subject to economic conditions in the global markets served by all of our businesses. For overall industrial end-markets, the manufacturing Purchasing Managers' Index ("PMI") remains above 50 in North America, however PMI has continued to weaken during the first quarter of 2019. PMI in Europe has declined below 50 during the first quarter, indicative of a slowing economy, whereas the metric has improved modestly in China. Global forecasted production for light vehicles dampened throughout 2018 and is expected to decline modestly again in 2019. Production is expected to decline more significantly within the European and North American markets, with growth in the China market expected to remain flat. Within our Molding Solutions businesses, global medical and personal care hot runner and mold markets remain healthy, while the automotive hot runner market continued to soften. Overall industrial end-markets may be impacted by uncertainty related to current and proposed tariffs announced by the United States and the China governments and potential changes in regulatory requirements. As noted above, our sales were negatively impacted by $12.6 million from fluctuations in foreign currencies. To the extent that the U.S. dollar fluctuates relative to other foreign currencies, our sales may continue to be impacted by foreign currency relative to the prior year periods. The relative impact on operating profit is not expected to be as significant as the impact on sales as most of our businesses have expenses primarily denominated in local currencies, where their revenues reside, however operating margins may be impacted. The Company also remains focused on sales growth through acquisition and expanding geographic reach. Strategic investments in new technologies, manufacturing processes and product development are expected to provide incremental benefits over the long term.

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

Aerospace

	Three months ended March 31,
(in millions)	2019	2018	Change
Sales	$134.2	$120.7	$13.5	11.2%
Operating profit	29.1	24.3	4.9	20.2%
Operating margin	21.7%	20.1%

The Aerospace segment reported sales of $134.2 million in the first quarter of 2019, an 11.2% increase from the first quarter of 2018. Sales increased within all of the Aerospace businesses. The original equipment manufacturing ("OEM") business continued to benefit from the ramp of newer, more technologically advanced engine programs. The sales increase reflects increased volume generated by these newer platforms. Sales within the aftermarket repair and overhaul ("MRO") and spare parts businesses increased during the first quarter of 2019 as airline traffic and aircraft utilization remained strong, with additional volumes being obtained largely from existing customers. Sales within the segment are largely denominated in U.S. dollars and therefore were not impacted by changes in foreign currency.

Operating profit at Aerospace in the first quarter of 2019 increased 20.2% from the first quarter of 2018 to $29.1 million. The operating profit increase resulted from the profit impact of the increased volumes at both the OEM and aftermarket businesses, as discussed above. Operating margin increased from 20.1% in the 2018 period to 21.7% in the 2019 period, primarily as a result of the mix of volume generated from the higher margin MRO and spare parts businesses.

Outlook: Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the worldwide economy and are supported by its order backlog through participation in certain strategic commercial and military engine and airframe programs. Over the next several years, the Company expects sustained strength in demand for new engines, driven by a forecasted increase in commercial aircraft production levels. The Company anticipates further shifts in the production mix from legacy engine programs to the continual ramping of several new engine programs. Backlog at OEM was $804.1 million at March 31, 2019, a decrease of 4.9% since December 31, 2018, at which time backlog was $845.1 million. Backlog decreased as Aerospace customers adjusted orders based on their requirements. The Company believes that this activity represents normal order management and does not represent a loss of planned production. Approximately 50% of OEM backlog is expected to ship in the next 12 months. The Aerospace OEM business may be impacted by changes in the content levels on certain platforms, changes in customer sourcing decisions, adjustments to customer inventory levels, commodity availability and pricing, vendor sourcing capacity and the use of alternate materials. Additional impacts may include changes in production schedules of specific engine and airframe programs, redesign of parts, quantity of parts per engine, cost schedules agreed to under contract with the engine manufacturers, as well as the pursuit and duration of new programs. Sales in the Aerospace aftermarket business may be impacted by fluctuations in end-market demand, early aircraft retirements, inventory management and changes in customer sourcing, deferred or limited maintenance activity during engine shop visits and the use of surplus (used) material during the engine repair and overhaul process. End markets are expected to grow based on the long term underlying fundamentals of the aerospace industry. Management continues to believe its Aerospace aftermarket business is competitively positioned based on well-established long-term customer relationships, including maintenance and repair contracts in the MRO business and long-term Revenue Sharing Programs ("RSPs") and Component Repair Programs ("CRPs"), expanded capabilities and current capacity levels. The MRO business may be potentially impacted by airlines that closely manage their aftermarket costs as engine performance and quality improves. Fluctuations in fuel costs and their impact on airline profitability and behaviors within the aerospace industry could also impact levels and frequency of aircraft maintenance and overhaul activities, and airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the economics associated with new fuel efficient technologies.

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

In October 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, as purchasers, for the issuance of $100.0 million aggregate principal amount of 3.97% senior notes due October 17, 2024 (the “3.97% Senior Notes”). The 3.97% Senior Notes are senior unsecured obligations of the Company and pay interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Senior Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Senior Notes in an amount equal to 100% of the principal amount of the 3.97% Senior Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The Note Purchase Agreement contains customary affirmative and negative covenants that are similar to the covenants required under the Amended Credit Agreement, as discussed below. At March 31, 2019, the Company was in compliance with all covenants under the Note Purchase Agreement.

The Company's borrowing capacity remains limited by various debt covenants in the Amended Credit Agreement and the Note Purchase Agreement (the "Agreements"). The Agreements require the Company to maintain a ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times ("Senior Debt Ratio"), a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 3.75 times ("Total Debt Ratio") and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25, in each case at the end of each fiscal quarter; provided that the debt to EBITDA ratios are permitted to increase for a period of four fiscal quarters after the closing of certain permitted acquisitions. A permitted acquisition is defined as an acquisition exceeding $150.0 million, for which the acquisition of Gimatic qualifies. With the completion of a permitted acquisition, the Senior Debt Ratio cannot exceed 3.50 times and the Total Debt Ratio cannot exceed 4.25 times. The increased ratios are allowed for a period of four fiscal quarters subsequent to the close of the permitted acquisition. At March 31, 2019, the Company was in compliance with all covenants under the Agreements. The Company's most restrictive financial covenant is the Senior Debt Ratio, which, with a permitted acquisition, requires the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.50 times at March 31, 2019. The actual ratio at March 31, 2019 was 2.54 times, as defined.

During the first three months of 2019, the Company did not repurchase any shares of the Company's stock under the publicly announced Repurchase Program. See "Part II - Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds".

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the Amended Credit Facility and currently expects that its bank syndicate, comprised of 14 banks, will continue to support its Amended Credit Agreement which matures in February 2022. At March 31, 2019, the Company had $227.3 million unused and available for borrowings under its $1,000.0 million Amended Credit Facility, subject to covenants in the Company's revolving debt agreements. At March 31, 2019, additional borrowings of $611.5 million of Total Debt including $343.7 million of Senior Debt would have been allowed under the financial covenants. The Company intends to use borrowings under its Amended Credit Facility to support the Company's ongoing growth initiatives. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements.

The Company had $23.0 million in borrowings under short-term bank credit lines at March 31, 2019.

The Company entered into an interest rate swap agreement (the "Swap") on April 28, 2017, with one bank, which converts the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The swap expires on January 31, 2022. At March 31, 2019, the Company's total borrowings were comprised of approximately 23% fixed rate debt and 77% variable rate debt. At December 31, 2018, the Company's total borrowings were comprised of approximately 22% fixed rate debt and 78% variable rate debt.

At March 31, 2019, the Company held $103.5 million in cash and cash equivalents, the majority of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions and are expected to primarily fund international investments.

The Company currently expects to contribute approximately $4.7 million to certain of its defined benefit pension plans in 2019. No contributions to the U.S Qualified pension plans, specifically, are required, and the Company does not currently plan to make any discretionary contributions to such plans in 2019.

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

Cash Flow

	Three months ended March 31,
(in millions)	2019	2018	Change
Operating activities	$53.1	$30.5	$22.6
Investing activities	(13.4)	(11.7)	(1.8)
Financing activities	(37.0)	(62.5)	25.5
Exchange rate effect	0.1	3.1	(3.0)
Increase (decrease) in cash	$2.8	$(40.6)	$43.4

Operating activities provided $53.1 million in the first three months of 2019 compared to $30.5 million in the first three months of 2018. Operating cash flows in the 2019 period included cash generated by working capital of $2.5 million, as compared with a use of $36.3 million during the 2018 period which was driven by growth in accounts receivable and inventory. The changes to working capital in the 2018 period include a use of $11.0 million (included within accounts receivable) related to additional rights to payment and customer advances which were offset by a corresponding $11.0 million increase in accrued liabilities.

Investing activities used $13.4 million and $11.7 million in the first three months of 2019 and 2018, respectively. Investing activities in the 2019 period include capital expenditures of $13.7 million compared to $11.2 million in the 2018 period. The Company expects capital spending in 2019 to be between $60 million and $65 million.

Financing activities in the first three months of 2019 included a net decrease in borrowings of $28.3 million compared to a decrease of $15.2 million in the comparable 2018 period. In 2019, the Company borrowed 44.1 million Euros ($49.6 million) under the Amended Credit Facility through an international subsidiary. The proceeds were distributed to the Parent Company and subsequently used to pay down U.S. borrowings under the Amended Credit Agreement. During the first three months of 2018, the Company repurchased 0.5 million shares of the Company's stock at a cost of $33.5 million. There were no repurchases under the publicly announced Repurchase Program during the first three months of 2019. Total cash used to pay dividends increased to $8.2 million in the 2019 period compared to $7.5 million in the 2018 period, reflecting an increase in dividends paid per share. Other financing cash flows during the first three months of 2019 and 2018 include $1.3 million and $6.5 million, respectively, of net cash payments resulting from the settlement of foreign currency hedges related to intercompany financing.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At March 31, 2019, $772.7 million was borrowed at an average interest rate of 1.82% under the Company's $1,000.0 million Amended Credit Facility which matures in February 2022. In addition, as of March 31, 2019, the Company had $23.0 million in borrowings under short-term bank credit lines. At March 31, 2019, the Company's total borrowings were comprised of 23% fixed rate debt and 77% variable rate debt. The interest payments on $100.0 million of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the respective interest rate swap that was executed in April 2017.

Debt Covenants

As noted above, borrowing capacity is limited by various debt covenants in the Company's debt agreements. Following is a reconciliation of Consolidated EBITDA, a key metric in the debt covenants, to the Company's net income (in millions):

Four fiscal quarters ended March 31, 2019
Net income	$161.4
Add back:
Interest expense	18.1
Income taxes	38.9
Depreciation and amortization	95.7
Adjustment for non-cash stock based compensation	12.8
Adjustment for acquired businesses	13.7
Amortization of Gimatic and IGS acquisition inventory step-ups	9.6
Due diligence and transaction expenses	5.3
Other adjustments	1.7
Consolidated EBITDA, as defined	$357.0

Consolidated Senior Debt, as defined, as of March 31, 2019	$905.8
Ratio of Consolidated Senior Debt to Consolidated EBITDA	2.54
Maximum	3.50
Consolidated Total Debt, as defined, as of March 31, 2019	$905.8
Ratio of Consolidated Total Debt to Consolidated EBITDA	2.54
Maximum	4.25
Consolidated Cash Interest Expense, as defined, as of March 31, 2019	$25.3
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	14.09
Minimum	4.25

The Amended Credit Agreement allows for certain adjustments within the calculation of the financial covenants. The adjustment for acquired businesses reflects the unaudited pre-acquisition operations of IGS and Gimatic for the periods April 1, 2018 through July 23, 2018 and October 31, 2018, respectively. Other adjustments include net losses on the sale of assets, changes in accounting and restructuring charges as permitted under the Amended Credit Agreement. The Company's financial covenants are measured as of the end of each fiscal quarter. At March 31, 2019, additional borrowings of $611.5 million of Total Debt including $343.7 million of Senior Debt would have been allowed under the covenants. Senior Debt includes primarily the borrowings under the Amended Credit Facility, the 3.97% Senior Notes and the borrowings under the lines of credit. The Company's unused committed credit facilities at March 31, 2019 were $227.3 million.

OTHER MATTERS

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The most significant areas involving management judgments and estimates are described in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. Actual results could differ from those estimates. There have been no material changes to such judgments and estimates.

EBITDA

EBITDA for the first quarter of 2019 was $73.9 million compared to $78.5 million in the first quarter of 2018. EBITDA is a measurement not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies.

Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors. Accordingly, the calculation has limitations depending on its use.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Three months ended March 31,
	2019	2018
Net income	$34.0	$38.8
Add back:
Interest expense	5.1	3.9
Income taxes	9.7	12.2
Depreciation and amortization	25.1	23.7
EBITDA	$73.9	$78.5

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's first fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)

January 1-31, 2019	720		$56.12	—	1,479,806
February 1-28, 2019	458		$59.87	—	1,479,806
March 1-31, 2019	228		$54.32	—	1,479,806
Total	1,406	(1)	$57.05	—

(1)
All acquisitions of equity securities during the first quarter of 2019 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

(2)
At March 31, 2019, 1.5 million shares of common stock had not been purchased under the publicly announced Repurchase Program (the “Program”). On April 25, 2019, the Board of Directors of the Company increased the number of shares authorized for repurchase under the Program by 3.5 million shares of common stock (5.0 million authorized, in total). The Program permits open market purchases, purchases under a Rule 10b5-1 trading plan and privately negotiated transactions.

Item 6. Exhibits

Exhibit 10.1	Transition Services and Separation Agreement between the Company and Scott A. Mayo, dated February 28, 2019.
Exhibit 10.2	Barnes Group Inc. Executive Separation Pay Plan, as amended and restated effective March 7, 2019.
Exhibit 15	Letter regarding unaudited interim financial information.
Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date:	April 26, 2019	/s/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr. Senior Vice President, Finance Chief Financial Officer (Principal Financial Officer)

Date:	April 26, 2019	/s/ MARIAN ACKER
Marian Acker Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended March 31, 2019

Exhibit No.	Description	Reference
10.1	Transition Services and Separation Agreement between the Company and Scott A. Mayo, dated February 28, 2019.	Filed with this report.
10.2	Barnes Group Inc. Executive Separation Pay Plan, as amended and restated effective March 7, 2019.	Filed with this report.
15	Letter regarding unaudited interim financial information.	Filed with this report.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.
Exhibit 101.INS	XBRL Instance Document.	Filed with this report.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	Filed with this report.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with this report.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with this report.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with this report.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with this report.