Form 10-Q
period 2019-06-30
BARNES GROUP INC
filed 2019-07-26
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-4801
BARNES GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	06-0247840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 Main Street
Bristol
Connecticut	06010
(Address of Principal Executive Offices)	(Zip Code)
(860) 583-7070
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	B	New York Stock Exchange

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

The registrant had outstanding 50,619,744 shares of common stock as of July 24, 2019.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended June 30, 2019

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” under Part I - Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net sales	$371,669	$375,315	$748,360	$741,975

Cost of sales	238,306	237,608	482,949	474,742
Selling and administrative expenses	76,406	73,828	157,804	146,721
	314,712	311,436	640,753	621,463
Operating income	56,957	63,879	107,607	120,512

Interest expense	5,399	4,133	10,512	8,025
Other expense (income), net	1,712	947	3,519	2,710
Income before income taxes	49,846	58,799	93,576	109,777
Income taxes	12,230	9,370	21,968	21,530
Net income	$37,616	$49,429	$71,608	$88,247

Per common share:
Basic	$0.73	$0.94	$1.39	$1.66
Diluted	0.73	0.93	1.38	1.65

Weighted average common shares outstanding:
Basic	51,251,149	52,581,804	51,454,844	53,055,980
Diluted	51,743,483	53,135,742	51,965,343	53,608,447

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$37,616	$49,429	$71,608	$88,247
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on hedging activities, net of tax (1)	(1,225)	415	(1,793)	811
Foreign currency translation adjustments, net of tax (2)	4,001	(65,360)	(5,224)	(38,407)
Defined benefit pension and other postretirement benefits, net of tax (3)	1,922	3,025	3,537	6,189
Total other comprehensive income (loss), net of tax	4,698	(61,920)	(3,480)	(31,407)
Total comprehensive income (loss)	$42,314	$(12,491)	$68,128	$56,840

(1) Net of tax of $(380) and $131 for the three months ended June 30, 2019 and 2018, respectively, and $(555) and $279 for the six months ended June 30, 2019 and 2018, respectively.

(2) Net of tax of $67 and $(324) for the three months ended June 30, 2019 and 2018, respectively, and $(33) and $(162) for the six months ended June 30, 2019 and 2018, respectively.

(3) Net of tax of $569 and $806 for the three months ended June 30, 2019 and 2018, respectively, and $1,109 and $2,063 for the six months ended June 30, 2019 and 2018, respectively.

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$94,870	$100,719
Accounts receivable, less allowances (2019 - $4,535; 2018 - $5,010)	371,644	382,253
Inventories	259,685	265,990
Prepaid expenses and other current assets	68,125	57,184
Total current assets	794,324	806,146

Deferred income taxes	19,255	20,474

Property, plant and equipment	870,110	853,497
Less accumulated depreciation	(499,902)	(482,966)
	370,208	370,531

Goodwill	951,450	955,524
Other intangible assets, net	607,391	636,538
Other assets	52,607	19,757
Total assets	$2,795,235	$2,808,970

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$27,143	$2,137
Accounts payable	132,018	143,419
Accrued liabilities	210,980	206,782
Long-term debt - current	3,505	5,522
Total current liabilities	373,646	357,860

Long-term debt	889,087	936,357
Accrued retirement benefits	99,591	104,302
Deferred income taxes	103,158	106,559
Long-term tax liability	66,012	72,961
Other liabilities	52,356	27,875

Commitments and contingencies (Note 17)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2019 - 63,436,075 shares; 2018 - 63,367,133 shares)	634	634
Additional paid-in capital	478,142	470,818
Treasury stock, at cost (2019 - 12,936,925 shares; 2018 - 12,033,580 shares)	(492,201)	(441,668)
Retained earnings	1,418,790	1,363,772
Accumulated other non-owner changes to equity	(193,980)	(190,500)
Total stockholders' equity	1,211,385	1,203,056
Total liabilities and stockholders' equity	$2,795,235	$2,808,970

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2019	2018
Operating activities:
Net income	$71,608	$88,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,251	47,070
(Gain) loss on disposition of property, plant and equipment	(38)	52
Stock compensation expense	6,294	5,469
Changes in assets and liabilities:
Accounts receivable	11,691	(22,623)
Inventories	5,639	(23,057)
Prepaid expenses and other current assets	(11,927)	(9,905)
Accounts payable	(10,355)	5,282
Accrued liabilities	(3,843)	12,595
Deferred income taxes	(1,706)	(6,492)
Long-term retirement benefits	(2,682)	(725)
Long-term tax liability	(6,949)	(7,465)
Other	172	133
Net cash provided by operating activities	108,155	88,581

Investing activities:
Proceeds from disposition of property, plant and equipment	173	478
Capital expenditures	(25,434)	(24,335)
Revenue sharing program payments	—	(5,800)
Other	—	(1,000)
Net cash used in investing activities	(25,261)	(30,657)

Financing activities:
Net change in other borrowings	25,012	16,795
Payments on long-term debt	(222,322)	(313,512)
Proceeds from the issuance of long-term debt	175,918	353,089
Proceeds from the issuance of common stock	1,169	435
Common stock repurchases	(50,347)	(118,115)
Dividends paid	(16,303)	(15,795)
Withholding taxes paid on stock issuances	(186)	(175)
Other	(1,715)	(2,550)
Net cash used in financing activities	(88,774)	(79,828)

Effect of exchange rate changes on cash flows	31	(2,924)
Decrease in cash and cash equivalents	(5,849)	(24,828)
Cash and cash equivalents at beginning of period	100,719	145,290
Cash and cash equivalents at end of period	$94,870	$120,462

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data)
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income, comprehensive income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2018 has been derived from the 2018 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair statement of the results, have been included. Operating results for the six-month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

2. Acquisitions

In the third quarter of 2018, the Company acquired Industrial Gas Springs Group Holdings Limited (“IGS”) and in the fourth quarter of 2018, the Company acquired Gimatic S.r.l ("Gimatic"). The following table reflects the unaudited pro forma operating results (the "Pro Forma Results") of the Company for the three and six months ended June 30, 2018, which give effect to the acquisitions of Gimatic and IGS as if they had occurred on January 1, 2017. The Pro Forma Results are based on assumptions that the Company believes are reasonable under the circumstances. The Pro Forma Results are not necessarily indicative of the operating results that would have occurred if the acquisitions had been effective January 1, 2017, nor are they intended to be indicative of results that may occur in the future. The underlying Pro Forma Results include the historical financial results of the Company and the acquired entities adjusted for certain items including amortization expense associated with the assets acquired and the Company’s expense related to financing arrangements, with the related tax effects. The Pro Forma Results do not include the effects of any synergies or cost reduction initiatives related to the acquisitions.

	(Unaudited Pro Forma)
	Three months ended June 30, 2018	Six months ended June 30, 2018
Net Sales	$395,259	$781,821
Net Income	49,919	87,213

3. Recent Accounting Standards

The Financial Accounting Standards Board ("FASB") establishes changes to accounting principles under U.S. GAAP through the use of Accounting Standards Updates ("ASUs") to the FASB's Accounting Standards Codification. The Company evaluates the applicability and potential impacts of recent ASUs on its Consolidated Financial Statements and related disclosures.

Recently Adopted Accounting Standards

In February 2016, the FASB amended its guidance related to lease accounting. The amended guidance required lessees to recognize a majority of their leases on the balance sheet as a right-of-use ("ROU") asset and a lease liability. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Lease expense will be recorded in a manner similar to current accounting, with leases being classified as either finance or operating in nature. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption was permitted.

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

The most significant impact of the guidance was the recognition of ROU assets and related lease liabilities for operating leases on the Consolidated Balance Sheet. The Company recognized ROU assets and related lease liabilities of $31,724 and $32,579 respectively, related to operating lease commitments, as of January 1, 2019. The operating lease ROU asset represents the lease liability, plus any lease payments made at or before the commencement date, less any lease incentives received. The amended guidance did not have a material impact on the Company's cash flows or results of operations. See Note 14 of the Consolidated Financial Statements.

In May 2014, the FASB amended its guidance related to revenue recognition. The amended guidance established a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance, including industry-specific guidance. The amended guidance clarified that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the amended guidance, an entity (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract; (3) determines the transaction price; (4) allocates the transaction price to the contract’s performance obligations; and (5) recognizes revenue when (or as) the entity satisfies a performance obligation. The amended guidance applied to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Companies had the option of using either a full retrospective or modified retrospective approach to the amended guidance.

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

In January 2017, the FASB amended its guidance related to goodwill impairment testing. The amended guidance simplifies the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. Under the amended guidance, companies should perform their annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Companies would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, assuming the loss recognized does not exceed the total amount of goodwill for the reporting unit. The amended guidance was effective for fiscal years beginning after December 15, 2019. Early adoption was permitted. The Company elected to early adopt this amended guidance during the second quarter of 2018 in connection with its annual goodwill impairment testing and it did not have an impact on the Company's Consolidated Financial Statements.

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

In February 2018, the FASB issued guidance related to the impacts of the tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The guidance permits the reclassification of certain income tax effects of the Act from Accumulated Other Comprehensive Income to Retained Earnings (stranded tax effects). The stranded tax effects resulted from the December 31, 2017 remeasurement of deferred income taxes that was recorded through the Consolidated Statements of Income, with no corresponding adjustment to Accumulated Other Comprehensive Income having been initially recognized. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within that reporting period. Early adoption was permitted. The Company elected to early adopt this amended guidance during the first quarter of 2018 using specific identification and as a result reclassified $19,331 from Accumulated Other Comprehensive Income to Retained Earnings on the Consolidated Balance Sheets. This reclassification relates only to the change in the U.S. Corporate income tax rate.

In August 2018, the FASB issued new guidance related to a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by a vendor (for example, a service contract). Pursuant to the new guidance, customers apply the same criteria for capitalizing implementation costs in a hosting arrangement as they would for an arrangement that has a software license. The new guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption was permitted, including adoption in any interim period for which financial statements have not been issued. The FASB provided the option of applying the guidance retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company elected to early adopt this guidance, prospectively, during the third quarter of 2018, and it did not have a material impact on the Consolidated Financial Statements.

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

The following table presents the Company's revenue disaggregated by products and services, and geographic regions, by segment:

	Three months ended June 30, 2019			Six months ended June 30, 2019
	Industrial	Aerospace	Total Company	Industrial	Aerospace	Total Company
Product and Services
Engineered Components Products	$65,539	$—	$65,539	$135,223	$—	$135,223
Molding Solutions Products	105,902	—	105,902	212,697	—	212,697
Force & Motion Control Products	47,454	—	47,454	99,070	—	99,070
Automation Products	14,509	—	14,509	28,916	—	28,916
Aerospace Original Equipment Manufacturer Products	—	93,884	93,884	—	181,822	181,822
Aerospace Aftermarket Product and Services	—	44,381	44,381	—	90,632	90,632
	$233,404	$138,265	$371,669	$475,906	$272,454	$748,360

Geographic Regions (A)
Americas	$87,146	$102,127	$189,273	$185,434	$198,271	$383,705
Europe	89,650	23,390	113,040	184,080	47,714	231,794
Asia	55,469	12,203	67,672	104,411	24,607	129,018
Other	1,139	545	1,684	1,981	1,862	3,843
	$233,404	$138,265	$371,669	$475,906	$272,454	$748,360

	Three months ended June 30, 2018			Six months ended June 30, 2018
	Industrial	Aerospace	Total Company	Industrial	Aerospace	Total Company
Product and Services
Engineered Components Products	$73,364	$—	$73,364	$150,454	$—	$150,454
Molding Solutions Products	125,938	—	125,938	245,037	—	245,037
Force & Motion Control Products	50,275	—	50,275	100,047	—	100,047
Automation Products	—	—	—	—	—	—
Aerospace Original Equipment Manufacturer Products	—	84,527	84,527	—	165,223	165,223
Aerospace Aftermarket Product and Services	—	41,211	41,211	—	81,214	81,214
	$249,577	$125,738	$375,315	$495,538	$246,437	$741,975

Geographic Regions (A)
Americas	$93,326	$92,449	$185,775	$189,320	$178,426	$367,746
Europe	92,414	22,740	115,154	187,127	47,407	234,534
Asia	63,043	9,850	72,893	117,382	18,765	136,147
Other	794	699	1,493	1,709	1,839	3,548
	$249,577	$125,738	$375,315	$495,538	$246,437	$741,975

(A) Sales by geographic region are based on the location to which the product is shipped.

Revenue from products and services transferred to customers at a point in time accounted for approximately 90 percent of revenue for both the three and six month periods ended June 30, 2019. A majority of revenue within the Industrial segment and Aerospace OEM business is recognized at a point in time when the product or solution is shipped to the customer. A portion of revenue within the Aerospace Aftermarket business is also recognized when product is shipped.

Revenue from products and services transferred to customers over time accounted for approximately 10 percent of revenue for both the three and six month periods ended June 30, 2019. The Company recognizes revenue over time in instances where a contract supports a continual transfer of control to the customer. Substantially all of our revenue in the Aerospace maintenance repair and overhaul business and a portion of the Engineered Components Products, Molding Solutions Products and Aerospace Original Equipment Manufacturer Products is recognized over time. Within the Molding Solution businesses and Aerospace Aftermarket business, this continual transfer of control to the customer results from repair and refurbishment work performed on customer controlled assets. With other contracts, this continual transfer of control to the customer is supported by clauses in the contract where we deliver products that do not have an alternative use and requires an enforceable right to payment of costs incurred (plus a reasonable profit) or the Company has a contractual right to complete any work in process and receive full contract price.

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

Adjustments to net sales, cost of sales and the related impact to operating income are recognized as necessary in the period they become known. Revenue recognized from performance obligations satisfied in previous periods was not material in the three and six months ended June 30, 2019.

Contract Balances. The timing of revenue recognition, invoicing and cash collections affect accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets.

Unbilled Receivables (Contract Assets) - Pursuant to the over time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized when 1) the cost-to-cost method is applied and 2) such revenue exceeds the amount invoiced to the customer. Unbilled receivables are included within prepaid expenses and other current assets on the Consolidated Balance Sheet as of June 30, 2019 and December 31, 2018.

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

These assets and liabilities are reported on the Consolidated Balance Sheet on an individual contract basis at the end of each reporting period.

Net contract liabilities consisted of the following:

	June 30, 2019	December 31, 2018	$ Change	% Change
Unbilled receivables (contract assets)	$20,657	$11,844	$8,813	74%
Contract liabilities	(59,833)	(57,522)	(2,311)	4%
Net contract liabilities	$(39,176)	$(45,678)	$6,502	(14)%

Contract liabilities balances at June 30, 2019 and December 31, 2018 include $18,179 and $15,348, respectively, of customer advances for which the Company has an unconditional right to collect payment. Accounts receivable, as presented on the Consolidated Balance Sheet, includes corresponding balances at June 30, 2019 and December 31, 2018, respectively.

Changes in the net contract liabilities balance during the six-month period ended June 30, 2019 were impacted by a $2,311 increase in contract liabilities, driven primarily by new customer advances and deposits, partially offset by revenue recognized in the current period. Adding to this contract liability decrease was a $8,813 increase in contract assets, driven primarily by contract progress (i.e.unbilled receivable), partially offset by earlier contract progress being invoiced to the customer.

The Company recognized approximately 20% and 55% of the revenue related to the contract liability balance as of December 31, 2018 during the three and six months ended June 30, 2019, respectively, primarily representing revenue from the sale of molds and hot runners within the Molding Solutions business.

Contract Costs. The Company may incur costs to fulfill a contract. Costs are incurred to develop, design and manufacture tooling to produce a customer’s customized product in conjunction with certain of its contracts, primarily in the Aerospace OEM business. For certain contracts, control related to this tooling remains with the Company. The tooling may be deemed recoverable over the life of the related customer contract (oftentimes a long-term agreement). The Company therefore capitalizes these tooling costs and amortizes them over the shorter of the tooling life or the duration of the long-term agreement. The Company may also incur costs related to the development of product designs (molds or hot runner systems) within its Molding Solutions businesses. Control of the design may be retained by the Company and deemed recoverable over the contract to build the systems or mold, therefore this design work cost is capitalized and amortized to cost of sales when the related revenue is recognized. Amortization related to these capitalized costs to fulfill a contract were $3,662 and $7,096 in the three and six month periods ended June 30, 2019, respectively, and $3,956 and $7,942 in the three and six month periods ended June 30, 2018, respectively.

Capitalized costs, net of amortization, to fulfill a contract balances were as follows:

	June 30, 2019	December 31, 2018
Tooling	$5,732	$6,155
Design costs	2,416	2,285
Other	—	5
	$8,148	$8,445

Remaining Performance Obligations. The Company has elected to disclose remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations represent the transaction price of firm orders for which work has not been performed and, for Aerospace, excludes projections of components and assemblies that Aerospace OEM customers anticipate purchasing in the future under existing programs, which represent orders that are beyond lead time and do not represent performance obligations pursuant to ASC 606. As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $235,039. The Company expects to recognize revenue on approximately 75% of the remaining performance obligations over the next 12 months, with the remainder being recognized within 24 months.

5. Stockholders' Equity

A schedule of consolidated changes in equity for the six months ended June 30, 2019 is as follows (shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2018	63,367	$634	$470,818	12,034	$(441,668)	$1,363,772	$(190,500)	$1,203,056
Comprehensive income	—	—	—	—	—	33,992	(8,178)	25,814
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,217)	—	(8,217)
Employee stock plans	51	—	4,039	1	(80)	(109)	—	3,850
March 31, 2019	63,418	$634	$474,857	12,035	$(441,748)	$1,389,438	$(198,678)	$1,224,503
Comprehensive income	—	—	—	—	—	37,616	4,698	42,314
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,086)	—	(8,086)
Common stock repurchases	—	—	—	900	(50,347)	—	—	(50,347)
Employee stock plans	18	—	3,285	2	(106)	(178)	—	3,001
June 30, 2019	63,436	$634	$478,142	12,937	$(492,201)	$1,418,790	$(193,980)	$1,211,385

A schedule of consolidated changes in equity for the six months ended June 30, 2018 is as follows (shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2017	63,034	$630	$457,365	9,656	$(297,998)	$1,206,723	$(106,399)	$1,260,321
Comprehensive income	—	—	—	—	—	38,818	30,513	69,331
Dividends declared ($0.14 per share)	—	—	—	—	—	(7,453)	—	(7,453)
Common stock repurchases	—	—	—	533	(33,541)	—	—	(33,541)
Reclassification pursuant to accounting guidance related to U.S. Tax Reform (Note 3)	—	—	—	—	—	19,331	(19,331)	—
Cumulative effect of change in accounting guidance related to Revenue (Note 3)	—	—	—	—	—	4,295	—	4,295
Employee stock plans	20	1	2,874	1	(68)	(174)	—	2,633
March 31, 2018	63,054	$631	$460,239	10,190	$(331,607)	$1,261,540	$(95,217)	$1,295,586
Comprehensive income	—	—	—	—	—	49,429	(61,920)	(12,491)
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,342)	—	(8,342)
Common stock repurchases	—	—	—	1,422	(84,574)	—	—	(84,574)
Employee stock plans	13	—	3,078	2	(107)	13	—	2,984
June 30, 2018	63,067	$631	$463,317	11,614	$(416,288)	$1,302,640	$(157,137)	$1,193,163

6. Net Income Per Common Share

For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans. For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding was increased by 492,334 and 553,938 for the three month periods ended June 30, 2019 and 2018, respectively, and by 510,499 and 552,467 for the six month periods ended June 30, 2019 and 2018, respectively, to account for the potential dilutive effect of stock-based incentive plans. There were no adjustments to net income for the purposes of computing income available to common stockholders for the periods.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three month periods ended June 30, 2019 and 2018, the Company excluded 316,824 and 139,307 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive. During the six month periods ended June 30, 2019 and 2018, the Company excluded 313,575 and 146,607 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive.

The Company granted 120,585 stock options, 93,992 restricted stock unit awards and 88,402 performance share awards ("PSAs") in February 2019 as part of its annual grant awards. All of the stock options and the restricted stock unit awards vest upon meeting certain service conditions. The restricted stock unit awards are included in basic weighted-average common shares outstanding as they contain nonforfeitable rights to dividend payments. The PSAs are part of the long-term Performance Share Award Program and are based on performance goals that are driven by a combination of independently measured metrics (depending on the grant year) with each metric being weighted equally. The metrics for awards granted in 2019 include the Company’s total shareholder return (“TSR”), return on invested capital (“ROIC”) and operating income before depreciation and amortization growth ("EBITDA growth"). The TSR and EBITDA growth metrics are designed to assess the long-term Company performance relative to the performance of companies included in the Russell 2000 Index over a three -year performance period. ROIC is designed to assess the Company's performance compared to pre-established Company targets over a three -year performance period. The participants can earn from zero to 250% of the target award and the award includes a forfeitable right to dividend equivalents, which are not included in the aggregate target award numbers. The fair value of the TSR was determined using a Monte Carlo valuation method as the award contains a market condition.

7. Inventories

The components of inventories consisted of:

	June 30, 2019	December 31, 2018
Finished goods	$80,125	$87,779
Work-in-process	98,954	98,426
Raw material and supplies	80,606	79,785
	$259,685	$265,990

8. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended June 30, 2019:

	Industrial	Aerospace	Total Company
January 1, 2019	$924,738	$30,786	$955,524
Acquisition related	681	—	681
Foreign currency translation	(4,755)	—	(4,755)
June 30, 2019	$920,664	$30,786	$951,450

In the second quarter of 2019, management performed its annual impairment testing of goodwill and determined that there was no goodwill impairment.

Other Intangible Assets:
Other intangible assets consisted of:

		June 30, 2019		December 31, 2018
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue sharing programs (RSPs)	Up to 30	$299,500	$(128,900)	$299,500	$(121,957)
Component repair programs (CRPs)	Up to 30	111,839	(24,555)	111,839	(21,895)
Customer relationships	10-16	338,366	(89,506)	338,366	(79,439)
Patents and technology	4-10	125,852	(65,974)	125,852	(59,205)
Trademarks/trade names	10-30	11,950	(10,927)	11,950	(10,731)
Other	Up to 15	7,296	(3,776)	7,296	(3,551)
		894,803	(323,638)	894,803	(296,778)
Unamortized intangible assets:
Trade names		55,670	—	55,670	—
Foreign currency translation		(19,444)	—	(17,157)	—
Other intangible assets		$931,029	$(323,638)	$933,316	$(296,778)

Estimated amortization of intangible assets for future periods is as follows: 2019 - $53,000; 2020 - $50,000; 2021 - $49,000; 2022 - $49,000 and 2023 - $48,000.

In the second quarter of 2019, management performed its annual impairment testing of its trade names, indefinite-lived intangible assets. Based on this assessment, there were no impairments.

9. Debt

The Company's debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios. The Company is in compliance with its financial covenants as of June 30, 2019, and continues to monitor its future compliance based on current and anticipated future economic conditions.

Long-term debt and notes and overdrafts payable at June 30, 2019 and December 31, 2018 consisted of:

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit agreement	$784,628	$805,464	$831,016	$828,800
3.97% Senior Notes	100,000	104,198	100,000	100,185
Borrowings under lines of credit and overdrafts	27,143	27,143	2,137	2,137
Finance leases	7,440	7,617	10,216	10,503
Other foreign bank borrowings	524	528	647	651
	919,735	944,950	944,016	942,276
Less current maturities	(30,648)		(7,659)
Long-term debt	$889,087		$936,357

In February 2017, the Company and certain of its subsidiaries entered into the fourth amendment of its fifth amended and restated revolving credit agreement (the “Amended Credit Agreement”) and retained Bank of America, N.A as the Administrative Agent for the lenders. The Amended Credit Agreement increased the facility from $750,000 to $850,000 and extends the maturity date from September 2018 to February 2022. The Amended Credit Agreement also increases the existing accordion feature from $250,000, allowing the Company to now request additional borrowings of up to $350,000. The Company may exercise the accordion feature upon request to the Administrative Agent as long as an event of default has not occurred or is not continuing. The borrowing availability of $850,000, pursuant to the terms of the Amended Credit Agreement, allows for multi-currency borrowing which includes euro, British pound sterling or Swiss franc borrowing, up to $600,000. In September 2018, the Company and one of its wholly owned subsidiaries entered into a Sale and Purchase Agreement to acquire Gimatic. See Note 2 of the Consolidated Financial Statements. In conjunction with the Acquisition, the Company requested additional borrowings of $150,000 that was provided for under the existing accordion feature. The Administrative Agent for the lenders approved the Company's access to the accordion feature and on October 19, 2018 the lenders formally committed the capital to fund such feature, resulting in the execution of the fifth amendment to the Amended Credit Agreement (the "Fifth Amendment"). The Fifth Amendment, effective October 19, 2018, thereby increased the borrowing availability of the existing facility to $1,000,000. The Company may also request access to the residual $200,000 of the accordion feature. Depending on the Company’s consolidated leverage ratio, and at the election of the Company, borrowings under the Amended Credit Agreement will bear interest at either LIBOR plus a margin of between 1.10% and 1.70% or the base rate, as defined in the Amended Credit Agreement, plus a margin of 0.10% to 0.70%. Multi-currency borrowings, pursuant to the Amended Credit Agreement, bear interest at their respective interbank offered rate (i.e. Euribor) or 0.00% (higher of the two rates) plus a margin of between 1.10% and 1.70%. The Company paid fees and expenses of $529 in the fourth quarter of 2018 in conjunction with executing the Fifth Amendment; such fees have been deferred within Other Assets on the accompanying Consolidated Balance Sheets and are being amortized into interest expense on the accompanying Consolidated Statements of Income through its maturity.

Borrowings and availability under the Amended Credit Agreement were $784,628 and $215,372, respectively, at June 30, 2019 and $831,016 and $168,984, respectively, at December 31, 2018. The average interest rate on these borrowings was 2.06% and 1.99% on June 30, 2019 and December 31, 2018, respectively. Borrowings included Euro-denominated borrowings of 492,680 Euros ($560,128) at June 30, 2019 and 470,350 Euros ($538,316) at December 31, 2018. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings. In the first quarter of 2019, and the second quarter of 2018, the Company borrowed 44,100 Euros ($49,506) and 179,000 Euros ($208,589), respectively, under the Amended Credit Facility through an international subsidiary. The proceeds were distributed to the parent company and subsequently used to pay down U.S. borrowings under the Amended Credit Agreement.

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

In addition, the Company has available approximately $87,000 in uncommitted short-term bank credit lines ("Credit Lines") and overdraft facilities. The Credit Lines are accessed locally and are available primarily within the U.S., Europe and Asia. The Credit Lines are subject to the applicable borrowing rates within each respective country and vary between jurisdictions (i.e. LIBOR, Euribor, etc.). Under the Credit Lines, $26,900 was borrowed at June 30, 2019 at an interest rate of 3.16% and $2,041 was borrowed at December 31, 2018 at an average interest rate of 0.17%. The Company had also borrowed $243 and $96 under the overdraft facilities at June 30, 2019 and December 31, 2018, respectively. Repayments under the Credit Lines are due within one month after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company has several finance leases under which $7,440 and $10,216 was outstanding at June 30, 2019 and December 31, 2018, respectively. The fair value of the finance leases are based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

At June 30, 2019 and December 31, 2018, the Company also had other foreign bank borrowings of $524 and $647, respectively. The fair value of the other foreign bank borrowings is based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

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

The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. Other financing cash flows during the first half of 2019 and 2018, as presented on the Consolidated Statements of

Cash Flows, include $1,635 and $2,464, respectively, of net cash payments related to the settlement of foreign currency hedges related to intercompany financing.

The following table sets forth the fair value amounts of derivative instruments held by the Company:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2019	December 31, 2018	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$—	$1,412	Other liabilities	$(778)	$—
Foreign exchange contracts	Prepaid expenses and other current assets	—	—	Accrued liabilities	(416)	(258)
Total derivatives designated as hedging instruments		—	1,412		(1,194)	(258)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	309	1,105	Accrued liabilities	(87)	(90)
Total derivatives not designated as hedging instruments		309	1,105		(87)	(90)

Total derivatives		$309	$2,517		$(1,281)	$(348)

The following table sets forth the effect of hedge accounting on accumulated other comprehensive (loss) income for the three and six month periods ended June 30, 2019 and 2018:

	Amount of (Loss) Gain Recognized in Accumulated Other Comprehensive (Loss) Income on Derivative				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three months ended June 30,		Six months ended June 30,			Three months ended June 30,		Six months ended June 30,
Derivatives in Hedging Relationships	2019	2018	2019	2018		2019	2018	2019	2018
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$(1,182)	$452	$(1,670)	$1,686	Interest expense	$139	$(332)	$281	$(414)
Foreign exchange contracts	(43)	(37)	(123)	(875)	Net sales	(252)	(306)	(589)	(533)
Total	$(1,225)	$415	$(1,793)	$811		$(113)	$(638)	$(308)	$(947)

The following table sets forth the effect of hedge accounting on the consolidated statements of income for the three-month periods ended June 30, 2019 and 2018:

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three months ended June 30,
	2019		2018
	Net sales	Interest expense	Net sales	Interest expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of hedges are recorded	$371,669	$5,399	$375,315	$4,133
The effects of hedging:
Gain (Loss) on cash flow hedging relationships
Interest rate contracts
Amount of (loss) reclassified from accumulated other comprehensive income (loss) into income	—	139	—	(332)
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income	(252)	—	(306)	—

The following table sets forth the effect of hedge accounting on the consolidated statements of income for the six-month periods ended June 30, 2019 and 2018:

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Six months ended June 30,
	2019		2018
	Net sales	Interest expense	Net sales	Interest expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of hedges are recorded	$748,360	$10,512	$741,975	$8,025
The effects of hedging:
Gain (Loss) on cash flow hedging relationships
Interest rate contracts
Amount of (loss) reclassified from accumulated other comprehensive income (loss) into income	—	281	—	(414)
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income	(589)	—	(533)	—

The following table sets forth the effect of derivatives not designated as hedging instruments on the consolidated statements of income for the three and six-month periods ended June 30, 2019 and 2018:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative(A)
		Three months ended June 30,		Six months ended June 30,
Derivatives Not Designated as Hedging Instruments		2019	2018	2019	2018
Foreign exchange contracts	Other expense (income), net	$299	$(1,506)	$(3,519)	$(7,598)

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

Level 3	Unobservable inputs for the asset or liability.

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Asset derivatives	$309	$—	$309	$—
Liability derivatives	(1,281)	—	(1,281)	—
Bank acceptances	15,281	—	15,281	—
Rabbi trust assets	2,784	2,784	—	—
Total	$17,093	$2,784	$14,309	$—

December 31, 2018
Asset derivatives	$2,517	$—	$2,517	$—
Liability derivatives	(348)	—	(348)	—
Bank acceptances	17,698	—	17,698	—
Rabbi trust assets	2,457	2,457	—	—
Total	$22,324	$2,457	$19,867	$—

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

12. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three months ended June 30,		Six months ended June 30,
Pensions	2019	2018	2019	2018
Service cost	$1,275	$1,398	$2,708	$2,988
Interest cost	4,572	4,383	9,108	8,692
Expected return on plan assets	(7,349)	(7,383)	(14,427)	(14,777)
Amortization of prior service cost	98	140	201	281
Amortization of actuarial losses	2,285	3,029	4,443	5,840
Settlement loss	247	—	247	—
Net periodic benefit cost	$1,128	$1,567	$2,280	$3,024

	Three months ended June 30,		Six months ended June 30,
Other Postretirement Benefits	2019	2018	2019	2018
Service cost	$16	$18	$35	$42
Interest cost	333	337	673	681
Amortization of prior service cost	7	5	13	10
Amortization of actuarial (gains) losses	(3)	126	7	286
Net periodic benefit cost	$353	$486	$728	$1,019

The service cost component of net periodic benefit cost is included within cost of sales and selling and administrative expenses. The components of net periodic benefit cost other than the service cost component are included in Other Income (Expense) on the Consolidated Statements of Income.
The Company now expects to contribute approximately $20,000 to its various defined benefit pension plans in 2019, including approximately $15,000 of discretionary contributions to its U.S. Qualified pension plans.

13. Income Taxes

The Company's effective tax rate for the first half of 2019 was 23.5% compared with 19.6% in the first half of 2018 and 19.9% for the full year 2018. The increase in the first half of 2019 effective tax rate from the full year 2018 rate is primarily due to the absence of adjustments to certain international valuation reserves and final adjustments resulting from the impact of the Tax Cuts and Jobs Act (the “Act”), combined with a decrease in the excess tax benefit on stock awards.

The Aerospace and Industrial Segments have a number of multi-year tax holidays in both Singapore and China. These holidays are subject to the Company meeting certain commitments in the respective jurisdictions.

14. Leases

The Company maintains leases of certain manufacturing, distribution and assembly facilities, office space, land, machinery and equipment. Leases generally have remaining terms of one year to ten years. Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets. The Company recognizes lease expense for minimum lease payments on a straight line basis over the term of the lease. Certain leases include options to renew or terminate. Renewal options are exercisable per the discretion of the Company and vary based on the nature of each lease, with renewal periods generally ranging from one year to five years. The term of the lease includes renewal periods only if the Company is reasonably certain that it will exercise the renewal option. When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to, the cost of moving to another location, the cost of disruption to operations, whether the purpose or location of the leased asset is unique and the contractual terms associated with extending the lease.

Certain leases provide the option to purchase the leased property and are therefore evaluated for finance lease consideration. Right-of-use ("ROU") assets and lease liabilities related to finance leases were not material as of June 30, 2019. The depreciable life of leased assets are limited by the expected term of the lease, unless there is a transfer of title or purchase option and the Company believes it is reasonably certain of exercise.

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

Contracts are evaluated at inception to determine whether they contain a lease, where the Company obtains the right to control an identified asset. The following table sets forth the classification of ROU assets and lease liabilities on the Consolidated Balance Sheets:

Operating Leases	Classification	June 30, 2019
Leased Assets
ROU assets	Other assets	$34,428

Lease Liabilities
Current lease liability	Accrued liabilities	11,045
Long term lease liability	Other liabilities	24,186
		$35,231

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The operating lease ROU assets represent the lease liability, plus any lease payments made at or before the commencement date, less any lease incentives received. The Company's real estate leases, which are comprised primarily of manufacturing, distribution and assembly facilities, represent a majority of the lease liability. A significant portion of lease payments are fixed, although an immaterial portion of payments are variable in nature. Variable lease payments vary based on changes in facts and circumstances related to the use of the ROU and are recorded as incurred. The Company uses an incremental borrowing rate based on rates available at commencement in determining the present value of future payments.

The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. The Company applies a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

Operating lease costs during the three and six months ended June 30, 2019 were $3,889 and $7,832, respectively, and were included within cost of sales and selling and administrative expenses. Operating lease costs include short-term and variable leases costs, which were immaterial during the period.

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

Operating Leases
2019	$6,590
2020	10,823
2021	8,213
2022	4,013
2023	2,761
After 2023	8,054
Total lease payments	$40,454
Less: Interest	5,223
Present value of lease payments	$35,231

Minimum rental commitments under non-cancellable leases as of December 31, 2018 for years 2019 through 2023 were $11,931, $8,322, $5,888, $2,898 and $2,064, respectively, and $7,659 thereafter.

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	6.0
Weighted-average discount rate
Operating leases	3.96%

Other Information	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,770
Leased assets obtained in exchange for new operating lease liabilities	$8,690

15. Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following tables set forth the changes in accumulated other comprehensive income (loss), net of tax, by component for the six month periods ended June 30, 2019 and 2018:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2019	$834	$(138,690)	$(52,644)	$(190,500)
Other comprehensive loss before reclassifications	(2,038)	(265)	(5,224)	(7,527)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	245	3,802	—	4,047
Net current-period other comprehensive (loss) income	(1,793)	3,537	(5,224)	(3,480)
June 30, 2019	$(959)	$(135,153)	$(57,868)	$(193,980)

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2018	$72	$(103,844)	$(2,627)	$(106,399)
Other comprehensive income (loss) before reclassifications	79	1,293	(38,407)	(37,035)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	732	4,896	—	5,628
Net current-period other comprehensive income (loss)	811	6,189	(38,407)	(31,407)
Amounts reclassified from accumulated other comprehensive income to retained earnings (A)	—	(19,331)	—	(19,331)
June 30, 2018	$883	$(116,986)	$(41,034)	$(157,137)

(A) This amount represents the reclassification of stranded tax effects resulting from the Act, as permitted by amended guidance issued by the FASB in February 2018. See Note 3.

The following tables set forth the reclassifications out of accumulated other comprehensive income (loss) by component for the three and six month periods ended June 30, 2019 and 2018:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Three months ended June 30, 2019	Three months ended June 30, 2018
Gains and losses on cash flow hedges
Interest rate contracts	$139	$(332)	Interest expense
Foreign exchange contracts	(252)	(306)	Net sales
	(113)	(638)	Total before tax
	22	146	Tax benefit
	(91)	(492)	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service costs	$(105)	$(145)	(A)
Amortization of actuarial losses	(2,282)	(3,155)	(A)
Settlement loss	(247)	—	(A)
	(2,634)	(3,300)	Total before tax
	569	806	Tax benefit
	(2,065)	(2,494)	Net of tax

Total reclassifications in the period	$(2,156)	$(2,986)

(A) These accumulated other comprehensive income (loss) components are included within the computation of net periodic Pension and Other Postretirement Benefits cost. See Note 12.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Six months ended June 30, 2019	Six months ended June 30, 2018
Gains and losses on cash flow hedges
Interest rate contracts	$281	$(414)	Interest expense
Foreign exchange contracts	(589)	(533)	Net sales
	(308)	(947)	Total before tax
	63	215	Tax benefit
	(245)	(732)	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service costs	$(214)	$(291)	(A)
Amortization of actuarial losses	(4,450)	(6,126)	(A)
Settlement loss	(247)	—	(A)
	(4,911)	(6,417)	Total before tax
	1,109	1,521	Tax benefit
	(3,802)	(4,896)	Net of tax

Total reclassifications in the period	$(4,047)	$(5,628)

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
The following tables set forth information about the Company's operations by its two reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net sales
Industrial	$233,404	$249,577	$475,906	$495,544
Aerospace	138,265	125,739	272,454	246,437
Intersegment sales	—	(1)	—	(6)
Total net sales	$371,669	$375,315	$748,360	$741,975

Operating profit
Industrial	$27,430	$38,316	$48,931	$70,694
Aerospace	29,527	25,563	58,676	49,818
Total operating profit	56,957	63,879	107,607	120,512
Interest expense	5,399	4,133	10,512	8,025
Other expense (income), net	1,712	947	3,519	2,710
Income before income taxes	$49,846	$58,799	$93,576	$109,777

	June 30, 2019	December 31, 2018
Assets
Industrial	$1,940,216	$1,962,362
Aerospace	709,580	692,584
Other (A)	145,439	154,024
Total assets	$2,795,235	$2,808,970

(A) "Other" assets include corporate-controlled assets, the majority of which are cash and cash equivalents.

17. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. The Company accrues its estimated exposure for warranty claims at the time of sale based upon the length of the warranty period, historical experience and other related information known to the Company. Liabilities related to product warranties and extended warranties were not material as of June 30, 2019 and December 31, 2018.

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

_________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three and six month periods ended June 30, 2019 and 2018, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 26, 2019 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Barnes Group Inc.:

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries (the “Company”) as of June 30, 2019, and the related consolidated statements of income and of comprehensive income for the three-month and six-month periods ended June 30, 2019 and 2018 and the consolidated statement of cash flows for the six-month periods ended June 30, 2019 and 2018, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
July 26, 2019

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

RESULTS OF OPERATIONS

Net Sales

	Three months ended June 30,				Six months ended June 30,
(in millions)	2019	2018	Change		2019	2018	Change
Industrial	$233.4	$249.6	$(16.2)	(6.5)%	$475.9	$495.5	$(19.6)	(4.0)%
Aerospace	138.3	125.7	12.5	10.0%	272.5	246.4	26.0	10.6%
Total	$371.7	$375.3	$(3.6)	(1.0)%	$748.4	$742.0	$6.4	0.9%

The Company reported net sales of $371.7 million in the second quarter of 2019, a decrease of $3.6 million or 1.0%, from the second quarter of 2018. Organic sales decreased by $14.7 million, or 3.9%, including a decrease of $27.2 at Industrial, partially offset by an increase of $12.5 at Aerospace. The decrease at Industrial was driven by organic sales declines within the each of the Industrial business units, largely due to lower global auto production rates and delays in automotive model change releases, reflecting uncertainty related to current and proposed tariffs announced by the United States and China governments and potential changes in regulatory requirements. Acquired businesses contributed incremental sales of $18.3 million in the Industrial segment during the second quarter of 2019. The strengthening of the U.S. dollar against foreign currencies decreased net sales within the Industrial segment by approximately $7.3 million. The increase at Aerospace was driven primarily by sales growth within the spare parts aftermarket business, whereas continued growth on newer, more technologically advanced engine platforms contributed to increased sales within the original equipment manufacturing business.

The Company reported net sales of $748.4 million in the first half of 2019, an increase of $6.4 million, or 0.9%, from the first half of 2018. Organic sales decreased by $10.0 million as a decrease of $36.0 million at Industrial was partially offset by an increase of $26.0 million at Aerospace. The decrease at Industrial was driven by organic sales declines within the each of the Industrial business units, again, due to lower global auto production rates and delays in automotive model change releases. Acquired businesses contributed incremental sales of $36.2 million in the Industrial segment during the first half of 2019. The strengthening of the U.S. dollar against foreign currencies decreased net sales within the Industrial segment by approximately $19.8 million. The increase at Aerospace was driven primarily by sales growth within the aftermarket businesses, whereas continued growth on newer, more technologically advanced engine platforms contributed to increased sales within the original equipment manufacturing business.

Expenses and Operating Income

	Three months ended June 30,				Six months ended June 30,
(in millions)	2019	2018	Change		2019	2018	Change
Cost of sales	$238.3	$237.6	$0.7	0.3%	$482.9	$474.7	$8.2	1.7%
% sales	64.1%	63.3%			64.5%	64.0%
Gross profit (1)	$133.4	$137.7	$(4.3)	(3.2)%	$265.4	$267.2	$(1.8)	(0.7)%
% sales	35.9%	36.7%			35.5%	36.0%
Selling and administrative expenses	$76.4	$73.8	$2.6	3.5%	$157.8	$146.7	$11.1	7.6%
% sales	20.6%	19.7%			21.1%	19.8%
Operating income	$57.0	$63.9	$(6.9)	(10.8)%	$107.6	$120.5	$(12.9)	(10.7)%
% sales	15.3%	17.0%			14.4%	16.2%

(1) Sales less cost of sales.

Cost of sales in the second quarter of 2019 increased 0.3% from the 2018 period, while gross profit margin decreased from 36.7% in the 2018 period to 35.9% in the 2019 period. Gross margins improved at Aerospace and declined at Industrial. At Industrial, gross margin decreased during the 2019 period, primarily as a result of the lower profit contribution of organic sales volumes within the Molding Solutions businesses and $1.4 million of short-term purchase accounting adjustments related to the acquisition of Gimatic. Within Aerospace, improvement in gross profit relates primarily to organic growth within each of the businesses. Increased volumes in the maintenance overhaul and repair and spare parts businesses, in particular, contributed to the gross margin improvement during the second quarter of 2019. Selling and administrative expenses in the second quarter of 2019 increased 3.5% from the 2018 period, due to costs related to the acquisition of Gimatic, primarily the amortization of acquired intangible assets. As a percentage of sales, selling and administrative costs increased from 19.7% in the second quarter of 2018 to 20.6% in the 2019 period. Operating income in the second quarter of 2019 decreased 10.8% to $57.0 million from the second quarter of 2018 and operating income margin decreased from 17.0% to 15.3%, primarily driven by the items at Industrial noted above.

Cost of sales in the first half of 2019 increased 1.7% from the 2018 period, while gross profit margin decreased from 36.0% in the 2018 period to 35.5% in the 2019 period. Gross margins improved at Aerospace and declined at Industrial. At Industrial, the gross margin decrease during the first half of 2019 was primarily a result of a lower profit contribution of organic sales volumes within the Molding Solutions businesses, $5.4 million of short-term purchase accounting adjustments related to the acquisition of Gimatic and unfavorable productivity. Within Aerospace, improvement in gross profit relates primarily to organic growth within each of the businesses. Increased volumes in the maintenance overhaul and repair and spare parts businesses, in particular, contributed to the gross margin improvement during the first half of 2019. Selling and administrative expenses in the first half of 2019 increased 7.6% from the 2018 period, due to costs related to the acquisition of Gimatic, primarily the amortization of acquired intangible assets, and increased costs associated with a first quarter workforce reduction at Industrial. As a percentage of sales, selling and administrative costs increased from 19.8% in the first half of 2018 to 21.1% in the 2019 period. Operating income in the first half of 2019 decreased 10.7% to $107.6 million from the first half of 2018 and operating income margin decreased from 16.2% to 14.4%, driven primarily by the items noted above.

Interest expense
Interest expense increased by $1.3 million in the second quarter of 2019 and by $2.5 million in the first half of 2019, as compared with the prior year periods. The increase in both periods was primarily a result of increased average borrowings, partially offset by lower average interest rates.

Other expense (income), net
Other expense (income), net in the second quarter of 2019 was $1.7 million compared to $0.9 million in the second quarter of 2018. Foreign currency losses of $1.0 million in the second quarter of 2019 compared with foreign currency losses of $0.2 million in the second quarter of 2018. Other expense (income), net in the first half of 2019 was $3.5 million compared to $2.7 million in the first half of 2018. Foreign currency losses of $2.1 million in the first half of 2019 compared with foreign currency losses of $0.8 million in the first half of 2018.

Income Taxes
The Company's effective tax rate for the first half of 2019 was 23.5% compared with 19.6% in the first half of 2018 and 19.9% for the full year 2018. The increase in the first half of 2019 effective tax rate from the full year 2018 rate is primarily due to the absence of adjustments to certain international valuation reserves and final adjustments resulting from the impact of the Tax Cuts and Jobs Act (the “Act”), combined with a decrease in the excess tax benefit on stock awards.

The Aerospace and Industrial Segments have a number of multi-year tax holidays in both Singapore and China. These holidays are subject to the Company meeting certain commitments in the respective jurisdictions.

Income and Income per Share

	Three months ended June 30,				Six months ended June 30,
(in millions, except per share)	2019	2018	Change		2019	2018	Change
Net income	$37.6	$49.4	$(11.8)	(23.9)%	$71.6	$88.2	$(16.6)	(18.9)%
Net income per common share:
Basic	$0.73	$0.94	$(0.21)	(22.3)%	$1.39	$1.66	$(0.27)	(16.3)%
Diluted	0.73	0.93	(0.20)	(21.5)%	1.38	1.65	(0.27)	(16.4)%
Weighted average common shares outstanding:
Basic	51.3	52.6	(1.3)	(2.5)%	51.5	53.1	(1.6)	(3.0)%
Diluted	51.7	53.1	(1.4)	(2.6)%	52.0	53.6	(1.6)	(3.1)%

Basic and diluted net income per common share decreased for the three and six month periods as compared to the 2018 periods. The decreases were due to decreases in net income for the periods and were partially offset by the impact of reductions in both basic and diluted weighted average common shares outstanding which decreased due to the repurchase of 2,292,100 and 900,000 shares during 2018 and the first half of 2019, respectively, as part of the Company's publicly announced Repurchase Program. The impact of the repurchased shares was partially offset by the issuance of additional shares for employee stock plans.

Financial Performance by Business Segment

Industrial

	Three months ended June 30,				Six months ended June 30,
(in millions)	2019	2018	Change		2019	2018	Change
Sales	$233.4	$249.6	$(16.2)	(6.5)%	$475.9	$495.5	$(19.6)	(4.0)%
Operating profit	27.4	38.3	(10.9)	(28.4)%	48.9	70.7	(21.8)	(30.8)%
Operating margin	11.8%	15.4%			10.3%	14.3%

Sales at Industrial were $233.4 million in the second quarter of 2019, a $16.2 million, or 6.5% decrease from the second quarter of 2018. Organic sales decreased by $27.2 million, or 10.9%, during the 2019 period, driven by declines in sales within each of the businesses. Softness in automotive end markets continued to decrease sales volumes, largely due to lower global auto production rates and delays in automotive model change releases, reflecting uncertainty related to current and proposed tariffs announced by the United States and China governments and potential changes in regulatory requirements. Increased volumes within the medical end market, however, partially offset the automotive related declines within Molding Solutions. Acquired businesses contributed incremental sales of $18.3 million during the second quarter of 2019, whereas foreign currency decreased sales by approximately $7.3 million as the U.S. dollar strengthened against foreign currencies. During the first half of 2019, this segment reported sales of $475.9 million, a 4.0% decrease from the first half of 2018. Organic sales decreased by $36.0 million, or 7.3%, during the 2019 period, primarily a result of declines in sales within each of the businesses, partially offset by a favorable $2.6 million commercial settlement of a patent-related matter. The sales decline in the six month period was also driven largely by the softness in automotive end markets. Acquired businesses contributed incremental sales of $36.2 million during the first half of 2019, whereas foreign currency decreased sales by approximately $19.8 million as the U.S. dollar strengthened against foreign currencies.

Operating profit in the second quarter of 2019 at Industrial was $27.4 million, a decrease of $10.9 million from the second quarter of 2018. Operating profit was impacted primarily by the lower profit contribution of organic sales volumes across each of the businesses, as described above, and $1.4 million of short-term purchase accounting adjustments related to the acquisition of Gimatic. Operating margin decreased from 15.4% in the 2018 period to 11.8% in the 2019 period primarily as a result of these items. Operating profit in the first half of 2019 at Industrial was $48.9 million, a decrease of $21.8 million from the first half of 2018, also driven by the lower profit contribution of organic sales, $5.4 million of short-term purchase accounting adjustments related to the acquisition of Gimatic, and unfavorable productivity, primarily driven by costs associated with workforce reduction actions. The operating profit benefit of the first quarter commercial settlement was partially offset by the workforce reduction costs. Operating margin decreased from 14.3% in the 2018 period to 10.3% in the 2019 period primarily as a result of these items.

Outlook: In Industrial, management is focused on generating organic sales growth through the introduction of new products and services and by leveraging the benefits of its diversified products and global industrial end-markets. Our ability to generate sales growth is subject to economic conditions in the global markets served by all of our businesses. For overall industrial end-markets, the manufacturing Purchasing Managers' Index ("PMI") remains above 50 in North America, however PMI has continued to weaken during the first six months of 2019. PMI in Europe and China have declined to below 50 as of June 30, 2019, indicative of slowing economies. Global forecasted production for light vehicles has continued to decline within the Europe, China and North America markets throughout the first half of 2019. Within our Molding Solutions businesses, the global medical market remains healthy, while the automotive hot runner market continued to soften given the delay in model launches by automotive original equipment manufacturers. Overall industrial end-markets may be impacted by uncertainty related to current and proposed tariffs announced by the United States and the China governments and potential changes in regulatory requirements. As noted above, our first half sales were negatively impacted by $19.8 million from fluctuations in foreign currencies. To the extent that the U.S. dollar fluctuates relative to other foreign currencies, our sales may continue to be impacted by foreign currency relative to the prior year periods. The relative impact on operating profit is not expected to be as significant as the impact on sales as most of our businesses have expenses primarily denominated in local currencies, where their revenues reside, however operating margins may be impacted. The Company also remains focused on sales growth through acquisition and expanding geographic reach. Strategic investments in new technologies, manufacturing processes and product development are expected to provide incremental benefits over the long term.

Operating profit is largely dependent on sales volumes and mix of the businesses in the segment. Management continues to focus on improving profitability and expanding margins through leveraging organic sales growth, acquisitions, pricing initiatives, global sourcing, productivity and the evaluation of customer programs, driven by the Barnes Enterprise System. Operating profit may also be impacted by enactment of or changes in tariffs, trade agreements and trade policies that may affect the cost and/or availability of goods, including aluminum and steel. In particular, current and proposed tariffs announced by the United States government could further increase prices of raw materials or other supplies which we will attempt to offset through mitigation actions. We continue to evaluate market conditions and remain proactive in managing costs. Costs associated with new product and process introductions, restructuring and other cost initiatives, strategic investments and the integration of acquisitions may negatively impact operating profit.

Aerospace

	Three months ended June 30,				Six months ended June 30,
(in millions)	2019	2018	Change		2019	2018	Change
Sales	$138.3	$125.7	$12.5	10.0%	$272.5	$246.4	$26.0	10.6%
Operating profit	29.5	25.6	4.0	15.5%	58.7	49.8	8.9	17.8%
Operating margin	21.4%	20.3%			21.5%	20.2%

The Aerospace segment reported sales of $138.3 million in the second quarter of 2019, a 10.0% increase from the second quarter of 2018. Sales increased within all of the Aerospace businesses. The original equipment manufacturing ("OEM") business continued to benefit from the ramp of newer, more technologically advanced engine programs. The sales increase reflects increased volume generated by these platforms. Sales within the aftermarket repair and overhaul ("MRO") and spare parts businesses increased during the second quarter of 2019 as airline traffic and aircraft utilization remained strong, with additional volumes being obtained largely from existing customers. Sales within the segment are largely denominated in U.S. dollars and therefore were not significantly impacted by changes in foreign currency. During the first half of 2019, the Aerospace segment reported sales of $272.5 million, a 10.6% increase from the first half of 2018, also driven by growth within each of the Aerospace businesses. Growth during the first half of 2019 also resulted from sales in newer engine programs within OEM and additional volume from existing customers within the aftermarket businesses.

Operating profit at Aerospace in the second quarter of 2019 increased 15.5% from the second quarter of 2018 to $29.5 million. The operating profit increase resulted from the profit impact of the increased volumes at both the OEM and aftermarket businesses, as discussed above. Operating margin increased from 20.3% in the 2018 period to 21.4% in the 2019 period primarily as a result of these items. Operating profit in the first half of 2019 increased 17.8% from the first half of 2018 to $58.7 million, also driven by higher sales volumes across the businesses.

Outlook: Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the worldwide economy and are supported by its order backlog through participation in certain strategic commercial and military engine and airframe programs. Over the next several years, the Company expects sustained strength in demand for new engines, driven by commercial aircraft production levels. The Company anticipates further shifts in the production mix from legacy engine programs to several new engine programs. Backlog at OEM was $790.8 million at June 30, 2019, a decrease of 6.4% since

December 31, 2018, at which time backlog was $845.1 million. Backlog decreased as Aerospace customers continued to adjust orders based on their requirements. The Company believes that this activity represents normal order management and does not represent a loss of planned production. Approximately 50% of OEM backlog is expected to ship in the next 12 months. The Aerospace OEM business may be impacted by changes in the content levels on certain platforms, changes in customer sourcing decisions, adjustments to customer inventory levels, commodity availability and pricing, vendor sourcing capacity and the use of alternate materials. Additional impacts may include changes in production schedules of specific engine and airframe programs, redesign of parts, quantity of parts per engine, cost schedules agreed to under contract with the engine manufacturers, as well as the pursuit and duration of new programs. Sales in the Aerospace aftermarket business may be impacted by fluctuations in end-market demand, early aircraft retirements, inventory management and changes in customer sourcing, deferred or limited maintenance activity during engine shop visits and the use of surplus (used) material during the engine repair and overhaul process. End markets are expected to grow based on the long term underlying fundamentals of the aerospace industry. Management continues to believe its Aerospace aftermarket business is competitively positioned based on well-established long-term customer relationships, including maintenance and repair contracts in the MRO business and long-term Revenue Sharing Programs ("RSPs") and Component Repair Programs ("CRPs"), expanded capabilities and current capacity levels. The MRO business may be potentially impacted by airlines that closely manage their aftermarket costs as engine performance and quality improves. Fluctuations in fuel costs and their impact on airline profitability and behaviors within the aerospace industry could also impact levels and frequency of aircraft maintenance and overhaul activities, and airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the economics associated with new fuel efficient technologies.

Management is focused on growing operating profit at Aerospace primarily through leveraging organic sales growth, strategic investments, new product and process introductions, and productivity, driven by the Barnes Enterprise System. Operating profit is expected to be affected by the impact of changes in sales volume, mix and pricing, particularly as they relate to the highly profitable aftermarket RSP spare parts business, and investments made in each of its businesses. Operating profits may also be impacted by potential changes in tariffs, trade agreements and trade policies that may affect the cost and/or availability of goods. Costs associated with new product and process introductions, the physical transfer of work to other global regions, additional productivity initiatives and restructuring activities may also negatively impact operating profit.

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

In February 2017, the Company and certain of its subsidiaries entered into the fourth amendment of its fifth amended and restated revolving credit agreement (the “Amended Credit Agreement”) and retained Bank of America, N.A. as the Administrative Agent for the lenders. The Amended Credit Agreement increased the facility from $750.0 million to $850.0 million and extends the maturity date from September 2018 to February 2022. The Amended Credit Agreement also increases the existing accordion feature from $250.0 million, allowing the Company to now request additional borrowings of up to $350.0 million. The Company may exercise the accordion feature upon request to the Administrative Agent as long as an event of default has not occurred or is not continuing. The borrowing availability of $850.0 million, pursuant to the terms of the Amended Credit Agreement, allows for multi-currency borrowing which includes euro, British pound sterling or Swiss franc borrowing, up to $600.0 million. In September 2018, the Company and one of its wholly owned subsidiaries entered into a Sale and Purchase Agreement to acquire Gimatic S.r.l. See Note 2 of the Consolidated Financial Statements. In conjunction with the Acquisition, the Company requested additional borrowings of $150.0 million that was provided for under the existing accordion feature. The Administrative Agent for the lenders has approved the Company's access to the accordion feature and on October 19, 2018 the lenders formally committed the capital to fund such feature, resulting in the execution of the fifth amendment to the Amended Credit Agreement (the "Fifth Amendment"). The Fifth Amendment, effective October 19, 2018, thereby increased the borrowing availability of the existing facility to $1,000.0 million. The Company may also request access to the residual $200.0 million of the accordion feature. Depending on the Company’s consolidated leverage ratio, and at the election of the Company, borrowings under the Amended Credit Agreement will bear interest at either LIBOR plus a margin of between 1.10% and 1.70% or the base rate, as defined in the Amended Credit Agreement, plus a margin of 0.10% to 0.70%.

Multi-currency borrowings, pursuant to the Amended Credit Agreement, bear interest at their respective interbank offered rate (i.e. Euribor) or 0.00% (higher of the two rates) plus a margin of between 1.10% and 1.70%.

In October 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, as purchasers, for the issuance of $100.0 million aggregate principal amount of 3.97% senior notes due October 17, 2024 (the “3.97% Senior Notes”). The 3.97% Senior Notes are senior unsecured obligations of the Company and pay interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Senior Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Senior Notes in an amount equal to 100% of the principal amount of the 3.97% Senior Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The Note Purchase Agreement contains customary affirmative and negative covenants that are similar to the covenants required under the Amended Credit Agreement, as discussed below. At June 30, 2019, the Company was in compliance with all covenants under the Note Purchase Agreement.

The Company's borrowing capacity remains limited by various debt covenants in the Amended Credit Agreement and the Note Purchase Agreement (the "Agreements"). The Agreements require the Company to maintain a ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times ("Senior Debt Ratio"), a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 3.75 times ("Total Debt Ratio") and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25, in each case at the end of each fiscal quarter; provided that the debt to EBITDA ratios are permitted to increase for a period of four fiscal quarters after the closing of certain permitted acquisitions. A permitted acquisition is defined as an acquisition exceeding $150.0 million, for which the acquisition of Gimatic qualifies. With the completion of a permitted acquisition, the Senior Debt Ratio cannot exceed 3.50 times and the Total Debt Ratio cannot exceed 4.25 times. The increased ratios are allowed for a period of four fiscal quarters subsequent to the close of the permitted acquisition. At June 30, 2019, the Company was in compliance with all covenants under the Agreements. The Company's most restrictive financial covenant is the Senior Debt Ratio, which, with a permitted acquisition, requires the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.50 times at June 30, 2019. The actual ratio at June 30, 2019 was 2.66 times, as defined.

During the first half of 2019, the Company repurchased 0.9 million shares of the Company's stock at a cost of $50.3 million.

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the Amended Credit Facility and currently expects that its bank syndicate, comprised of 14 banks, will continue to support its Amended Credit Agreement which matures in February 2022. At June 30, 2019, the Company had $215.4 million unused and available for borrowings under its $1,000.0 million Amended Credit Facility, subject to covenants in the Company's revolving debt agreements. At June 30, 2019, additional borrowings of $548.1 million of Total Debt including $289.1 million of Senior Debt would have been allowed under the financial covenants. The Company intends to use borrowings under its Amended Credit Facility to support the Company's ongoing growth initiatives. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements.

The Company had $26.9 million in borrowings under short-term bank credit lines at June 30, 2019.

The Company entered into an interest rate swap agreement (the "Swap") on April 28, 2017, with one bank, which converts the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The swap expires on January 31, 2022. At June 30, 2019, the Company's total borrowings were comprised of approximately 23% fixed rate debt and 77% variable rate debt. At December 31, 2018, the Company's total borrowings were comprised of approximately 22% fixed rate debt and 78% variable rate debt.

At June 30, 2019, the Company held $94.9 million in cash and cash equivalents, the majority of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions and are expected to primarily fund international investments.

The Company now expects to contribute approximately $20.0 million to its various defined benefit pension plans in 2019, including approximately $15.0 million of discretionary contributions to its U.S. Qualified pension plans.

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

Cash Flow

	Six months ended June 30,
(in millions)	2019	2018	Change
Operating activities	$108.2	$88.6	$19.6
Investing activities	(25.3)	(30.7)	5.4
Financing activities	(88.8)	(79.8)	(8.9)
Exchange rate effect	—	(2.9)	3.0
Decrease in cash	$(5.8)	$(24.8)	$19.0

Operating activities provided $108.2 million in the first six months of 2019 compared to $88.6 million in the first six months of 2018. Operating cash flows in the 2019 period included cash generated by working capital of $7.0 million, as compared with a use of $40.4 million in the 2018 period. The changes to working capital in the 2018 period include a use of $9.3 million (included within accounts receivable) related to additional rights to payment and customer advances which were offset by a corresponding $9.3 million increase in accrued liabilities. Cash from operating activities during the 2018 period includes a use of $6.9 million for the first payment required related to the transition tax.

Investing activities used $25.3 million and $30.7 million in the first six months of 2019 and 2018, respectively. Investing activities in the 2019 period included capital expenditures of $25.4 million compared to $24.3 million in the 2018 period. The Company expects capital spending in 2019 to approximate $60 million. Investing activities for the first six months of 2018 also included a $5.8 million participation fee payment related to the aftermarket Revenue Sharing Programs and a payment of $1.0 million, reflected in Other Investing activities, related to a separate Aerospace agreement.

Financing activities in the first six months of 2019 included a net decrease in borrowings of $21.4 million compared to an increase of $56.4 million in the comparable 2018 period. In 2019 and 2018, the Company borrowed 44.1 million Euros ($49.5 million) and 179.0 million Euros ($208.6 million), respectively, under the Amended Credit Facility through an international subsidiary. The proceeds were distributed to the Parent Company and subsequently used to pay down U.S. borrowings under the Amended Credit Agreement. During the first six months of 2019 and 2018, the Company repurchased 0.9 million shares and 2.0 million shares, respectively, of the Company's stock at a cost of $50.3 million and $118.1 million, respectively. Total cash used to pay dividends increased to $16.3 million in the 2019 period from $15.8 million in the 2018 period. Other financing cash flows during the first six months of 2019 and 2018 include $1.6 million and $2.5 million, respectively, of net cash payments resulting from the settlement of foreign currency hedges related to intercompany financing.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At June 30, 2019, $784.6 million was borrowed at an average interest rate of 2.06% under the Company's $1,000.0 million Amended Credit Facility which matures in February 2022. In addition, as of June 30, 2019, the Company had $26.9 million in borrowings under short-term bank credit lines. At June 30, 2019, the Company's total borrowings were comprised of 23% fixed rate debt and 77% variable rate debt. The interest payments on $100.0 million of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the respective interest rate swap that was executed in April 2017.

Debt Covenants

As noted above, borrowing capacity is limited by various debt covenants in the Company's debt agreements. Following is a reconciliation of Consolidated EBITDA, a key metric in the debt covenants, to the Company's net income (in millions):

Four fiscal quarters ended June 30, 2019
Net income	$149.5
Add back:
Interest expense	19.3
Income taxes	41.7
Depreciation and amortization	97.4
Adjustment for non-cash stock based compensation	13.0
Adjustment for acquired businesses	6.9
Amortization of Gimatic and IGS acquisition inventory step-up	11.0
Due diligence and transaction expenses	6.4
Other adjustments	0.2
Consolidated EBITDA, as defined	$345.4

Consolidated Senior Debt, as defined, as of June 30, 2019	$919.7
Ratio of Consolidated Senior Debt to Consolidated EBITDA	2.66
Maximum	3.50
Consolidated Total Debt, as defined, as of June 30, 2019	$919.7
Ratio of Consolidated Total Debt to Consolidated EBITDA	2.66
Maximum	4.25
Consolidated Cash Interest Expense, as defined, as of June 30, 2019	$23.6
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	14.65
Minimum	4.25

The Amended Credit Agreement allows for certain adjustments within the calculation of the financial covenants. The adjustment for acquired businesses reflects the unaudited pre-acquisition operations of IGS and Gimatic for the periods July 1, 2018 through July 23, 2018 and October 31, 2018, respectively. Other adjustments include net gains on the sale of assets, changes in accounting and restructuring charges as permitted under the Amended Credit Agreement. The Company's financial covenants are measured as of the end of each fiscal quarter. At June 30, 2019, additional borrowings of $548.1 million of Total Debt including $289.1 million of Senior Debt would have been allowed under the covenants. Senior Debt includes primarily the borrowings under the Amended Credit Facility, the 3.97% Senior Notes and the borrowings under the lines of credit. The Company's unused committed credit facilities at June 30, 2019 were $215.4 million.

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

Critical Accounting Policies

Goodwill and Indefinite-Lived Intangible Assets: Goodwill and indefinite-lived intangible assets are subject to impairment testing annually or earlier if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Management completes their annual impairment assessments during the second quarter of each year as of April 1. The Company adopted the amended guidance related to goodwill impairment testing during the second quarter of 2018, in conjunction with its annual assessment. See Note 3 of the Consolidated Financial Statements. The Company utilizes the option to first assess qualitative factors to determine whether it is necessary to perform the Step 1 quantitative goodwill impairment test in accordance with the applicable accounting standards. Under the qualitative assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, overall unit performance and events directly affecting a unit. If the Company determines that the Step 1 quantitative impairment test is required, management estimates the fair value of the reporting unit primarily using the income approach, which reflects management’s cash flow projections, and also evaluates the fair value using the market approach. Inherent in management’s development of cash flow projections are assumptions and estimates, including those related to future earnings and growth and the weighted average cost of capital. The Company compares the fair value of the reporting unit with the carrying value of the reporting unit. If the fair values were to fall below the carrying values, the Company would recognize a non-cash impairment charge to income from operations for the amount by which the carrying amount of any reporting unit exceeds the reporting unit’s fair value, assuming the loss recognized does not exceed the total amount of goodwill for the reporting unit. Based on our second quarter assessment, the estimated fair value of the Automation reporting unit, which represents the October 2018 acquisition of Gimatic, exceeded its carrying value while the estimated fair value of each of the remaining reporting units significantly exceeded their carrying values. There was no goodwill impairment at any reporting units. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company-specific and overall economic conditions. Management’s quantitative assessment includes a review of the potential impacts of current and projected market conditions from a market participant’s perspective on reporting units’ projected cash flows, growth rates and cost of capital to assess the likelihood of whether the fair value would be less than the carrying value. The Company also completed its annual impairment testing of its trade names, indefinite-lived intangible assets, in the second quarter of 2019 and determined that there were no impairments.

EBITDA

EBITDA for the first half of 2019 was $154.3 million compared to $164.9 million in the first half of 2018. EBITDA is a measurement not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Six months ended June 30,
	2019	2018
Net income	$71.6	$88.2
Add back:
Interest expense	10.5	8.0
Income taxes	22.0	21.5
Depreciation and amortization	50.3	47.1
EBITDA	$154.3	$164.9

FORWARD-LOOKING STATEMENTS

Certain of the statements in this quarterly report contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements often address our expected future operating and financial performance and financial condition, and often contain words such as "anticipate," "believe," "expect," "plan," "estimate," "project," and similar terms. These forward-looking statements do not constitute guarantees of future performance and are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. These include, among others: difficulty maintaining relationships with employees, including unionized employees, customers, distributors, suppliers, business partners or governmental entities; failure to successfully negotiate collective bargaining agreements or potential strikes, work stoppages or other similar events; difficulties leveraging market opportunities; changes in market demand for our products and services; rapid technological and market change; the ability to protect and avoid infringing upon intellectual property rights; introduction or development of new products or transfer of work; higher risks in global operations and markets; the impact of intense competition; acts of terrorism, cybersecurity attacks or intrusions that could adversely impact our businesses; uncertainties relating to conditions in financial markets; currency fluctuations and foreign currency exposure; future financial performance of the industries or customers that we serve; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; inability to realize expected sales or profits from existing backlog due to a range of factors, including changes in customer sourcing decisions, material changes, production schedules and volumes of specific programs; the impact of government budget and funding decisions, including any potential adverse effects associated with a U.S. government shutdown; the impact of new or revised tax laws and regulations; the adoption of laws, directives or regulations that impact the materials processed by our products or their end markets; changes in raw material or product prices and availability; integration of acquired businesses; restructuring costs or savings; the continuing impact of prior acquisitions and divestitures, including the ongoing impact of the acquisition of Gimatic, including integration efforts; and any other future strategic actions, including acquisitions, divestitures, restructurings, or strategic business realignments, and our ability to achieve the financial and operational targets set in connection with any such actions; the outcome of pending and future legal, governmental, or regulatory proceedings and contingencies and uninsured claims; product liabilities; future repurchases of common stock; future levels of indebtedness; and numerous other matters of a global, regional or national scale, including those of a political, economic, business, competitive, environmental, regulatory and public health nature; government tariffs, trade agreements and trade policies; and other risks and uncertainties described in documents filed with or furnished to the Securities and Exchange Commission ("SEC") by the Company, including, among others, those in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors sections of the Company's filings. The Company assumes no obligation to update its forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

Management, including the Company's President and Chief Executive Officer and Senior Vice President, Finance and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon, and as of the date of, our evaluation, the President and Chief Executive Officer and Senior Vice President, Finance and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects and designed to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to the Company's management, including our President and Chief Executive Officer and Senior Vice President, Finance and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's second fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
April 1-30, 2019	1,093		$54.70	—	5,000,000
May 1-31, 2019	900,052		$55.94	900,000	4,100,000
June 1-30, 2019	794		$54.66	—	4,100,000
Total	901,939	(1)	$55.94	900,000

(1)
Other than 900,000 shares purchased in the second quarter of 2019, which were purchased as part of the Company's 2011 Program (defined below), all acquisitions of equity securities during the second quarter of 2019 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

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

Item 6. Exhibits

Exhibit 15	Letter regarding unaudited interim financial information.
Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date:	July 26, 2019	/s/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr. Senior Vice President, Finance Chief Financial Officer (Principal Financial Officer)

Date:	July 26, 2019	/s/ MARIAN ACKER
Marian Acker Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended June 30, 2019

Exhibit No.	Description	Reference
15	Letter regarding unaudited interim financial information.	Filed with this report.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed with this report.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	Filed with this report.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with this report.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with this report.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with this report.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with this report.