Form 10-Q
period 2019-09-30
BARNES GROUP INC
filed 2019-10-25
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

The registrant had outstanding 50,713,922 shares of common stock as of October 23, 2019.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended September 30, 2019

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” under Part I - Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$372,587	$369,797	$1,120,947	$1,111,772

Cost of sales	234,421	236,880	717,370	711,622
Selling and administrative expenses	70,581	73,854	228,385	220,575
	305,002	310,734	945,755	932,197
Operating income	67,585	59,063	175,192	179,575

Interest expense	5,344	4,054	15,856	12,078
Other expense (income), net	2,524	2,447	6,043	5,157
Income before income taxes	59,717	52,562	153,293	162,340
Income taxes	13,948	13,453	35,916	34,983
Net income	$45,769	$39,109	$117,377	$127,357

Per common share:
Basic	$0.90	$0.76	$2.29	$2.42
Diluted	0.89	0.75	2.27	2.40

Weighted average common shares outstanding:
Basic	50,926,521	51,569,764	51,276,801	52,555,130
Diluted	51,230,845	52,080,676	51,718,574	53,091,468

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$45,769	$39,109	$117,377	$127,357
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on hedging activities, net of tax (1)	(168)	1,075	(1,960)	1,886
Foreign currency translation adjustments, net of tax (2)	(39,289)	1,737	(44,513)	(36,670)
Defined benefit pension and other postretirement benefits, net of tax (3)	2,112	2,193	5,648	8,382
Total other comprehensive (loss) income, net of tax	(37,345)	5,005	(40,825)	(26,402)
Total comprehensive income	$8,424	$44,114	$76,552	$100,955

(1) Net of tax of $(52) and $315 for the three months ended September 30, 2019 and 2018, respectively, and $(607) and $593 for the nine months ended September 30, 2019 and 2018, respectively.

(2) Net of tax of $(196) and $43 for the three months ended September 30, 2019 and 2018, respectively, and $(230) and $(119) for the nine months ended September 30, 2019 and 2018, respectively.

(3) Net of tax of $554 and $750 for the three months ended September 30, 2019 and 2018, respectively, and $1,663 and $2,813 for the nine months ended September 30, 2019 and 2018, respectively.

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$80,468	$100,719
Accounts receivable, less allowances (2019 - $4,510; 2018 - $5,010)	370,052	382,253
Inventories	254,478	265,990
Prepaid expenses and other current assets	67,408	57,184
Total current assets	772,406	806,146

Deferred income taxes	16,302	20,474

Property, plant and equipment	864,950	853,497
Less accumulated depreciation	(501,365)	(482,966)
	363,585	370,531

Goodwill	922,608	955,524
Other intangible assets, net	583,328	636,538
Other assets	49,685	19,757
Total assets	$2,707,914	$2,808,970

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$18,520	$2,137
Accounts payable	122,066	143,419
Accrued liabilities	204,694	206,782
Long-term debt - current	1,724	5,522
Total current liabilities	347,004	357,860

Long-term debt	856,082	936,357
Accrued retirement benefits	81,897	104,302
Deferred income taxes	94,929	106,559
Long-term tax liability	66,012	72,961
Other liabilities	51,292	27,875

Commitments and contingencies (Note 17)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2019 - 63,756,811 shares; 2018 - 63,367,133 shares)	638	634
Additional paid-in capital	482,855	470,818
Treasury stock, at cost (2019 - 13,048,629 shares; 2018 - 12,033,580 shares)	(497,928)	(441,668)
Retained earnings	1,456,458	1,363,772
Accumulated other non-owner changes to equity	(231,325)	(190,500)
Total stockholders' equity	1,210,698	1,203,056
Total liabilities and stockholders' equity	$2,707,914	$2,808,970

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income	$117,377	$127,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,692	70,405
Loss on disposition of property, plant and equipment	35	124
Stock compensation expense	9,740	8,850
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	9,741	(12,136)
Inventories	6,145	(24,525)
Prepaid expenses and other current assets	(12,494)	(7,186)
Accounts payable	(19,541)	4,824
Accrued liabilities	(216)	9,765
Deferred income taxes	(2,617)	(13,758)
Long-term retirement benefits	(16,862)	544
Long-term tax liability	(6,949)	(7,465)
Other	1,298	1,162
Net cash provided by operating activities	161,349	157,961

Investing activities:
Proceeds from disposition of property, plant and equipment	233	491
Capital expenditures	(37,722)	(40,168)
Business acquisitions, net of cash acquired	(6,061)	(30,837)
Revenue Sharing Program payments	—	(5,800)
Other	—	(1,000)
Net cash used in investing activities	(43,550)	(77,314)

Financing activities:
Net change in other borrowings	16,415	(5,542)
Payments on long-term debt	(290,593)	(381,887)
Proceeds from the issuance of long-term debt	230,625	414,989
Proceeds from the issuance of common stock	2,458	721
Common stock repurchases	(50,347)	(138,275)
Dividends paid	(24,414)	(23,996)
Withholding taxes paid on stock issuances	(5,913)	(5,149)
Other	(13,034)	(3,598)
Net cash used in financing activities	(134,803)	(142,737)

Effect of exchange rate changes on cash flows	(3,247)	(3,813)
Decrease in cash and cash equivalents	(20,251)	(65,903)
Cash and cash equivalents at beginning of period	100,719	145,290
Cash and cash equivalents at end of period	$80,468	$79,387

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data)
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income, comprehensive income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2018 has been derived from the 2018 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair statement of the results, have been included. Operating results for the nine-month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

2. Acquisitions

In the third quarter of 2018, the Company acquired Industrial Gas Springs Group Holdings Limited (“IGS”) and in the fourth quarter of 2018, the Company acquired Gimatic S.r.l ("Gimatic"). The following table reflects the unaudited pro forma operating results (the "Pro Forma Results") of the Company for the three and nine months ended September 30, 2018, which give effect to the acquisitions of Gimatic and IGS as if they had occurred on January 1, 2017. The Pro Forma Results are based on assumptions that the Company believes are reasonable under the circumstances. The Pro Forma Results are not necessarily indicative of the operating results that would have occurred if the acquisitions had been effective January 1, 2017, nor are they intended to be indicative of results that may occur in the future. The underlying Pro Forma Results include the historical financial results of the Company and the acquired entities adjusted for certain items including amortization expense associated with the assets acquired and the Company’s expense related to financing arrangements, with the related tax effects. The Pro Forma Results do not include the effects of any synergies or cost reduction initiatives related to the acquisitions.

	(Unaudited Pro Forma)
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net Sales	$384,266	$1,166,087
Net Income	40,517	127,731

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

In May 2014, the FASB amended its guidance related to revenue recognition. The amended guidance established a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance, including industry-specific guidance. The amended guidance clarified that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the amended guidance, an entity (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract; (3) determines the transaction price; (4) allocates the transaction price to the contract’s performance obligations; and (5) recognizes revenue when (or as) the entity satisfies a performance obligation. The amended guidance applied to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Companies had the option of using either a full retrospective or modified retrospective approach to the amended guidance.

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

The following table presents the Company's revenue disaggregated by products and services, and geographic regions, by segment:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Industrial	Aerospace	Total Company	Industrial	Aerospace	Total Company
Product and Services
Engineered Components Products	$63,069	$—	$63,069	$198,291	$—	$198,291
Molding Solutions Products	110,546	—	110,546	323,242	—	323,242
Force & Motion Control Products	45,676	—	45,676	144,746	—	144,746
Automation Products	12,397	—	12,397	41,315	—	41,315
Aerospace Original Equipment Manufacturer Products	—	92,885	92,885	—	274,708	274,708
Aerospace Aftermarket Product and Services	—	48,014	48,014	—	138,645	138,645
	$231,688	$140,899	$372,587	$707,594	$413,353	$1,120,947

Geographic Regions (A)
Americas	$93,086	$100,949	$194,035	$278,520	$299,220	$577,740
Europe	77,308	25,534	102,842	261,388	73,248	334,636
Asia	60,433	13,444	73,877	164,844	38,051	202,895
Other	861	972	1,833	2,842	2,834	5,676
	$231,688	$140,899	$372,587	$707,594	$413,353	$1,120,947

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Industrial	Aerospace	Total Company	Industrial	Aerospace	Total Company
Product and Services
Engineered Components Products	$69,994	$—	$69,994	$220,448	$—	$220,448
Molding Solutions Products	124,887	—	124,887	369,923	—	369,923
Force & Motion Control Products	49,251	—	49,251	149,299	—	149,299
Automation Products	—	—	—	—	—	—
Aerospace Original Equipment Manufacturer Products	—	84,741	84,741	—	249,963	249,963
Aerospace Aftermarket Product and Services	—	40,924	40,924	—	122,139	122,139
	$244,132	$125,665	$369,797	$739,670	$372,102	$1,111,772

Geographic Regions (A)
Americas	$98,948	$88,260	$187,208	$288,265	$266,698	$554,963
Europe	86,083	25,591	111,674	273,214	72,991	346,205
Asia	58,151	10,911	69,062	175,533	29,671	205,204
Other	950	903	1,853	2,658	2,742	5,400
	$244,132	$125,665	$369,797	$739,670	$372,102	$1,111,772

(A) Sales by geographic region are based on the location to which the product is shipped.

Revenue from products and services transferred to customers at a point in time accounted for approximately 90 percent of revenue for both the three and nine month periods ended September 30, 2019. A majority of revenue within the Industrial segment and Aerospace OEM business is recognized at a point in time when the product or solution is shipped to the customer. A portion of revenue within the Aerospace Aftermarket business is also recognized when product is shipped.

Revenue from products and services transferred to customers over time accounted for approximately 10 percent of revenue for both the three and nine month periods ended September 30, 2019. The Company recognizes revenue over time in instances where a contract supports a continual transfer of control to the customer. Substantially all of our revenue in the Aerospace maintenance repair and overhaul business and a portion of the Engineered Components Products, Molding Solutions Products and Aerospace Original Equipment Manufacturer Products is recognized over time. Within the Molding Solutions and Aerospace Aftermarket businesses, this continual transfer of control to the customer results from repair and refurbishment work performed on customer controlled assets. With other contracts, this continual transfer of control to the customer is supported by clauses in the contract where we deliver products that do not have an alternative use and requires an enforceable right to payment of costs incurred (plus a reasonable profit) or the Company has a contractual right to complete any work in process and receive full contract price.

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

The majority of our revenues are from contracts that are less than one year, however certain Aerospace OEM and Industrial Molding Solutions business contracts extend beyond one year. In the Industrial segment, customers are typically with OEMs or suppliers to OEMs and in some businesses, with distributors. In the Aerospace segment, customers include commercial airlines, OEMs and other aircraft and military parts and service providers.

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

Adjustments to net sales, cost of sales and the related impact to operating income are recognized as necessary in the period they become known. Revenue recognized from performance obligations satisfied in previous periods was not material in the three and nine months ended September 30, 2019.

Contract Balances. The timing of revenue recognition, invoicing and cash collections affect accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets.

Unbilled Receivables (Contract Assets) - Pursuant to the over time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized when 1) the cost-to-cost method is applied and 2) such revenue exceeds the amount invoiced to the customer. Unbilled receivables are included within prepaid expenses and other current assets on the Consolidated Balance Sheet as of September 30, 2019 and December 31, 2018.

Customer Advances and Deposits (Contract Liabilities) - The Company may receive a customer advance or deposit, or have an unconditional right to receive a customer advance, prior to revenue being recognized. Certain contracts within the Molding Solutions business, for example, may require such advances. Since the performance obligations related to such advances may not have been satisfied, a contract liability is established. An offsetting asset of equal amount is recorded as an account receivable until the advance is collected. Advances and deposits are included within accrued liabilities on the Consolidated Balance Sheets until the respective revenue is recognized. Advance payments are not considered a significant financing component as they are generally received less than one year before the customer solution is completed. These assets and liabilities are reported on the Consolidated Balance Sheet on an individual contract basis at the end of each reporting period.

Net contract liabilities consisted of the following:

	September 30, 2019	December 31, 2018	$ Change	% Change
Unbilled receivables (contract assets)	$20,555	$11,844	$8,711	74%
Contract liabilities	(58,031)	(57,522)	(509)	1%
Net contract liabilities	$(37,476)	$(45,678)	$8,202	(18)%

Contract liabilities balances at September 30, 2019 and December 31, 2018 include $14,861 and $15,348, respectively, of customer advances for which the Company has an unconditional right to collect payment. Accounts receivable, as presented on the Consolidated Balance Sheet, includes corresponding balances at September 30, 2019 and December 31, 2018, respectively.

Changes in the net contract liabilities balance during the nine-month period ended September 30, 2019 were impacted by a $509 increase in contract liabilities, driven primarily by new customer advances and deposits, partially offset by revenue recognized in the current period. Adding to this net contract liability decrease was a $8,711 increase in contract assets, driven primarily by contract progress (i.e.unbilled receivable), partially offset by earlier contract progress being invoiced to the customer.

The Company recognized approximately 15% and 70% of the revenue related to the contract liability balance as of December 31, 2018 during the three and nine months ended September 30, 2019, respectively, primarily representing revenue from the sale of molds and hot runners within the Molding Solutions business.

Contract Costs. The Company may incur costs to fulfill a contract. Costs are incurred to develop, design and manufacture tooling to produce a customer’s customized product in conjunction with certain of its contracts, primarily in the Aerospace OEM business. For certain contracts, control related to this tooling remains with the Company. The tooling may be deemed recoverable over the life of the related customer contract (oftentimes a long-term agreement). The Company therefore capitalizes these tooling costs and amortizes them over the shorter of the tooling life or the duration of the long-term agreement. The Company may also incur costs related to the development of product designs (molds or hot runner systems)

within its Molding Solutions business. Control of the design may be retained by the Company and deemed recoverable over the contract to build the systems or mold, therefore this design work cost is capitalized and amortized to cost of sales when the related revenue is recognized. Amortization related to these capitalized costs to fulfill a contract were $3,506 and $10,614 in the three and nine month periods ended September 30, 2019, respectively, and $3,606 and $11,548 in the three and nine month periods ended September 30, 2018, respectively.

Capitalized costs, net of amortization, to fulfill a contract balances were as follows:

	September 30, 2019	December 31, 2018
Tooling	$6,231	$6,155
Design costs	2,441	2,285
Other	—	5
	$8,672	$8,445

Remaining Performance Obligations. The Company has elected to disclose remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations represent the transaction price of firm orders for which work has not been performed and, for Aerospace, excludes projections of components and assemblies that Aerospace OEM customers anticipate purchasing in the future under existing programs, which represent orders that are beyond lead time and do not represent performance obligations pursuant to ASC 606. As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $226,202. The Company expects to recognize revenue on approximately 75% of the remaining performance obligations over the next 12 months, with the remainder being recognized within 24 months.

5. Stockholders' Equity

A schedule of consolidated changes in equity for the nine months ended September 30, 2019 is as follows (shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2018	63,367	$634	$470,818	12,034	$(441,668)	$1,363,772	$(190,500)	$1,203,056
Comprehensive income	—	—	—	—	—	33,992	(8,178)	25,814
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,217)	—	(8,217)
Employee stock plans	51	—	4,039	1	(80)	(109)	—	3,850
March 31, 2019	63,418	$634	$474,857	12,035	$(441,748)	$1,389,438	$(198,678)	$1,224,503
Comprehensive income	—	—	—	—	—	37,616	4,698	42,314
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,086)	—	(8,086)
Common stock repurchases	—	—	—	900	(50,347)	—	—	(50,347)
Employee stock plans	18	—	3,285	2	(106)	(178)	—	3,001
June 30, 2019	63,436	$634	$478,142	12,937	$(492,201)	$1,418,790	$(193,980)	$1,211,385
Comprehensive income	—	—	—	—	—	45,769	(37,345)	8,424
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,111)	—	(8,111)
Employee stock plans	321	4	4,713	112	(5,727)	10	—	(1,000)
September 30, 2019	63,757	$638	$482,855	13,049	$(497,928)	$1,456,458	$(231,325)	$1,210,698

A schedule of consolidated changes in equity for the nine months ended September 30, 2018 is as follows (shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2017	63,034	$630	$457,365	9,656	$(297,998)	$1,206,723	$(106,399)	$1,260,321
Comprehensive income	—	—	—	—	—	38,818	30,513	69,331
Dividends declared ($0.14 per share)	—	—	—	—	—	(7,453)	—	(7,453)
Common stock repurchases	—	—	—	533	(33,541)	—	—	(33,541)
Reclassification pursuant to accounting guidance related to U.S. Tax Reform (Note 3)	—	—	—	—	—	19,331	(19,331)	—
Cumulative effect of change in accounting guidance related to Revenue (Note 3)	—	—	—	—	—	4,295	—	4,295
Employee stock plans	20	1	2,874	1	(68)	(174)	—	2,633
March 31, 2018	63,054	$631	$460,239	10,190	$(331,607)	$1,261,540	$(95,217)	$1,295,586
Comprehensive income	—	—	—	—	—	49,429	(61,920)	(12,491)
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,342)	—	(8,342)
Common stock repurchases	—	—	—	1,422	(84,574)	—	—	(84,574)
Employee stock plans	13	—	3,078	2	(107)	13	—	2,984
June 30, 2018	63,067	$631	$463,317	11,614	$(416,288)	$1,302,640	$(157,137)	$1,193,163
Comprehensive income	—	—	—	—	—	39,109	5,005	44,114
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,201)	—	(8,201)
Common stock repurchases	—	—	—	337	(20,160)	—	—	(20,160)
Employee stock plans	226	2	3,293	79	(4,974)	(332)	—	(2,011)
September 30, 2018	63,293	$633	$466,610	12,030	$(441,422)	$1,333,216	$(152,132)	$1,206,905

6. Net Income Per Common Share

For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans. For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding was increased by 304,324 and 510,912 for the three month periods ended September 30, 2019 and 2018, respectively, and by 441,773 and 536,338 for the nine month periods ended September 30, 2019 and 2018, respectively, to account for the potential dilutive effect of stock-based incentive plans. There were no adjustments to net income for the purposes of computing income available to common stockholders for the periods.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three month periods ended September 30, 2019 and 2018, the Company excluded 257,979 and 108,516 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive. During the nine month periods ended September 30, 2019 and 2018, the Company excluded 295,043 and 133,910 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive.
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

7. Inventories

The components of inventories consisted of:

	September 30, 2019	December 31, 2018
Finished goods	$78,089	$87,779
Work-in-process	97,631	98,426
Raw material and supplies	78,758	79,785
	$254,478	$265,990

8. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended September 30, 2019:

	Industrial	Aerospace	Total Company
January 1, 2019	$924,738	$30,786	$955,524
Acquisition related	681	—	681
Foreign currency translation	(33,597)	—	(33,597)
September 30, 2019	$891,822	$30,786	$922,608

In the second quarter of 2019, management performed its annual impairment testing of goodwill and determined that there was no goodwill impairment.

Other Intangible Assets:

Other intangible assets consisted of:

		September 30, 2019		December 31, 2018
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue Sharing Programs (RSPs)	Up to 30	$299,500	$(132,410)	$299,500	$(121,957)
Component Repair Programs (CRPs)	Up to 30	111,839	(25,918)	111,839	(21,895)
Customer relationships	10-16	338,366	(94,668)	338,366	(79,439)
Patents and technology	4-10	125,852	(68,637)	125,852	(59,205)
Trademarks/trade names	10-30	11,950	(11,021)	11,950	(10,731)
Other	Up to 15	7,296	(3,898)	7,296	(3,551)
		894,803	(336,552)	894,803	(296,778)
Unamortized intangible assets:
Trade names		55,670	—	55,670	—
Foreign currency translation		(30,593)	—	(17,157)	—
Other intangible assets		$919,880	$(336,552)	$933,316	$(296,778)

Estimated amortization of intangible assets for future periods is as follows: 2019 - $53,000; 2020 - $50,000; 2021 - $49,000; 2022 - $49,000 and 2023 - $48,000.

In the second quarter of 2019, management performed its annual impairment testing of its trade names, indefinite-lived intangible assets. Based on this assessment, there were no impairments.

9. Debt

The Company's debt agreements contain financial covenants that require the maintenance of interest coverage and leverage ratios. The Company is in compliance with its financial covenants as of September 30, 2019, and continues to monitor its future compliance based on current and anticipated future economic conditions.

Long-term debt and notes and overdrafts payable at September 30, 2019 and December 31, 2018 consisted of:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit agreement	$752,035	$771,523	$831,016	$828,800
3.97% Senior Notes	100,000	105,793	100,000	100,185
Borrowings under lines of credit and overdrafts	18,520	18,520	2,137	2,137
Finance leases	5,323	5,556	10,216	10,503
Other foreign bank borrowings	448	452	647	651
	876,326	901,844	944,016	942,276
Less current maturities	(20,244)		(7,659)
Long-term debt	$856,082		$936,357

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

Borrowings and availability under the Amended Credit Agreement were $752,035 and $247,965, respectively, at September 30, 2019 and $831,016 and $168,984, respectively, at December 31, 2018. The average interest rate on these borrowings was 1.92% and 1.99% on September 30, 2019 and December 31, 2018, respectively. Borrowings included Euro-denominated borrowings of 504,690 Euros ($552,535) at September 30, 2019 and 470,350 Euros ($538,316) at December 31, 2018. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings. In the first quarter of 2019, and the second quarter of 2018, the Company borrowed 44,100 Euros ($49,506) and 179,000 Euros ($208,589), respectively, under the Amended Credit Facility through an international subsidiary. The proceeds were distributed to the parent company and subsequently used to pay down U.S. borrowings under the Amended Credit Agreement.

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
The Company's borrowing capacity is limited by various debt covenants in the Amended Credit Agreement and the Note Purchase Agreement (the "Agreements"). The Agreements require the Company to maintain a ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times ("Senior Debt Ratio"), a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 3.75 times ("Total Debt Ratio") and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25, in each case at the end of each fiscal quarter; provided that the debt to EBITDA ratios are permitted to increase for a period of four fiscal quarters after the closing of certain permitted acquisitions. A permitted acquisition is defined as an acquisition exceeding $150,000, for which the acquisition of Gimatic qualifies. With the completion of a permitted acquisition, the Senior Debt Ratio cannot exceed 3.50 times and the Total Debt Ratio cannot exceed 4.25 times. The increased ratios are allowed for a period of four fiscal quarters subsequent to the close of the permitted acquisition.

In addition, the Company has available approximately $86,000 in uncommitted short-term bank credit lines ("Credit Lines") and overdraft facilities. The Credit Lines are accessed locally and are available primarily within the U.S., Europe and Asia. The Credit Lines are subject to the applicable borrowing rates within each respective country and vary between jurisdictions (i.e. LIBOR, Euribor, etc.). Under the Credit Lines, $18,000 was borrowed at September 30, 2019 at an interest rate of 2.74% and $2,041 was borrowed at December 31, 2018 at an average interest rate of 0.17%. The Company had also borrowed $520 and $96 under the overdraft facilities at September 30, 2019 and December 31, 2018, respectively. Repayments under the Credit Lines are due within one month after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company has several finance leases under which $5,323 and $10,216 was outstanding at September 30, 2019 and December 31, 2018, respectively. The fair value of the finance leases are based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

At September 30, 2019 and December 31, 2018, the Company also had other foreign bank borrowings of $448 and $647, respectively. The fair value of the other foreign bank borrowings is based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

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

The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. Other financing cash flows during the first nine months of 2019 and 2018, as presented on the Consolidated Statements of Cash Flows, include $12,593 and $3,291, respectively, of net cash payments related to the settlement of foreign currency hedges related to intercompany financing.

The following table sets forth the fair value amounts of derivative instruments held by the Company:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2019	December 31, 2018	Balance Sheet Location	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$—	$1,412	Other liabilities	$(1,011)	$—
Foreign exchange contracts	Prepaid expenses and other current assets	—	—	Accrued liabilities	(402)	(258)
Total derivatives designated as hedging instruments		—	1,412		(1,413)	(258)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	25	1,105	Accrued liabilities	(227)	(90)
Total derivatives not designated as hedging instruments		25	1,105		(227)	(90)

Total derivatives		$25	$2,517		$(1,640)	$(348)

The following table sets forth the effect of hedge accounting on accumulated other comprehensive (loss) income for the three and nine month periods ended September 30, 2019 and 2018:

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended September 30,		Nine Months Ended September 30,			Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Hedging Relationships	2019	2018	2019	2018		2019	2018	2019	2018
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$(178)	$378	$(1,846)	$2,064	Interest expense	$86	$40	$367	$(374)
Foreign exchange contracts	10	697	(114)	(178)	Net sales	(199)	(326)	(788)	(859)
Total	$(168)	$1,075	$(1,960)	$1,886		$(113)	$(286)	$(421)	$(1,233)

The following table sets forth the effect of hedge accounting on the consolidated statements of income for the three-month periods ended September 30, 2019 and 2018:

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months Ended September 30,
	2019		2018
	Net sales	Interest expense	Net sales	Interest expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of hedges are recorded	$372,587	$5,344	$369,797	$4,054
The effects of hedging:
Gain (Loss) on cash flow hedging relationships
Interest rate contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income		86		40
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income	(199)			(326)

The following table sets forth the effect of hedge accounting on the consolidated statements of income for the nine-month periods ended September 30, 2019 and 2018:

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Nine Months Ended September 30,
	2019		2018
	Net sales	Interest expense	Net sales	Interest expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of hedges are recorded	$1,120,947	$15,856	$1,111,772	$12,078
The effects of hedging:
Gain (Loss) on cash flow hedging relationships
Interest rate contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income		367		(374)
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income	(788)			(859)

The following table sets forth the effect of derivatives not designated as hedging instruments on the consolidated statements of income for the three and nine-month periods ended September 30, 2019 and 2018:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative(A)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments		2019	2018	2019	2018
Foreign exchange contracts	Other expense (income), net	$(11,662)	$1,380	$(15,182)	$(6,218)

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

Level 3	Unobservable inputs for the asset or liability.

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Asset derivatives	$25	$—	$25	$—
Liability derivatives	(1,640)	—	(1,640)	—
Bank acceptances	16,044	—	16,044	—
Rabbi trust assets	2,725	2,725	—	—
Total	$17,154	$2,725	$14,429	$—

December 31, 2018
Asset derivatives	$2,517	$—	$2,517	$—
Liability derivatives	(348)	—	(348)	—
Bank acceptances	17,698	—	17,698	—
Rabbi trust assets	2,457	2,457	—	—
Total	$22,324	$2,457	$19,867	$—

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

12. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pensions	2019	2018	2019	2018
Service cost	$1,356	$1,491	$4,064	$4,479
Interest cost	4,539	4,336	13,647	13,028
Expected return on plan assets	(7,389)	(7,615)	(21,816)	(22,392)
Amortization of prior service cost	101	141	302	422
Amortization of actuarial losses	2,215	2,879	6,658	8,719
Settlement loss	93	—	340	—
Net periodic benefit cost	$915	$1,232	$3,195	$4,256

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Postretirement Benefits	2019	2018	2019	2018
Service cost	$18	$22	$53	$64
Interest cost	335	338	1,008	1,019
Amortization of prior service cost	6	5	19	15
Amortization of actuarial losses	3	135	10	421
Net periodic benefit cost	$362	$500	$1,090	$1,519

The service cost component of net periodic benefit cost is included within cost of sales and selling and administrative expenses. The components of net periodic benefit cost other than the service cost component are included in Other Income (Expense) on the Consolidated Statements of Income.
In July 2019, the Company contributed $15,000 of discretionary contributions to its U.S Qualified pension plans. The Company currently does not plan to make any additional discretionary contributions to its U.S. Qualified pension plans, however approximately $5,000 is expected to be made into its U.S. Non-qualified and international pension plans throughout 2019.

13. Income Taxes

The Company's effective tax rate for the first nine months of 2019 was 23.4% compared with 21.5% in the first nine months of 2018 and 19.9% for the full year 2018. The increase in the first nine months of 2019 effective tax rate from the full year 2018 rate is primarily due to the absence of adjustments to certain international valuation reserves and final adjustments resulting from the impact of the Tax Cuts and Jobs Act (the “Act”).

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

Certain leases provide the option to purchase the leased property and are therefore evaluated for finance lease consideration. Right-of-use ("ROU") assets and lease liabilities related to finance leases were not material as of September 30, 2019. The depreciable life of leased assets are limited by the expected term of the lease, unless there is a transfer of title or purchase option and the Company believes it is reasonably certain of exercise.

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

Contracts are evaluated at inception to determine whether they contain a lease, where the Company obtains the right to control an identified asset. The following table sets forth the classification of ROU assets and lease liabilities on the Consolidated Balance Sheets:

Operating Leases	Classification	September 30, 2019
Leased Assets
ROU assets	Other assets	$31,804

Lease Liabilities
Current lease liability	Accrued liabilities	10,525
Long term lease liability	Other liabilities	22,037
		$32,562

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

Operating lease costs during the three and nine months ended September 30, 2019 were $4,095 and $11,927, respectively, and were included within cost of sales and selling and administrative expenses. Operating lease costs include short-term and variable leases costs, which were immaterial during the period.

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

Operating Leases
2019	$3,238
2020	10,926
2021	8,389
2022	4,155
2023	2,771
After 2023	7,894
Total lease payments	$37,373
Less: Interest	4,811
Present value of lease payments	$32,562

Minimum rental commitments under non-cancellable leases as of December 31, 2018 for years 2019 through 2023 were $11,931, $8,322, $5,888, $2,898 and $2,064, respectively, and $7,659 thereafter.

Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	6.0
Weighted-average discount rate
Operating leases	3.95%

Other Information	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$9,967
Leased assets obtained in exchange for new operating lease liabilities	$9,692

15. Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following tables set forth the changes in accumulated other comprehensive income (loss), net of tax, by component for the nine month periods ended September 30, 2019 and 2018:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2019	$834	$(138,690)	$(52,644)	$(190,500)
Other comprehensive (loss) income before reclassifications	(2,300)	(18)	(44,513)	(46,831)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	340	5,666	—	6,006
Net current-period other comprehensive (loss) income	(1,960)	5,648	(44,513)	(40,825)
September 30, 2019	$(1,126)	$(133,042)	$(97,157)	$(231,325)

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2018	$72	$(103,844)	$(2,627)	$(106,399)
Other comprehensive income (loss) before reclassifications	930	1,076	(36,670)	(34,664)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	956	7,306	—	8,262
Net current-period other comprehensive income (loss)	1,886	8,382	(36,670)	(26,402)
Amounts reclassified from accumulated other comprehensive income to retained earnings (A)	—	(19,331)	—	(19,331)
September 30, 2018	$1,958	$(114,793)	$(39,297)	$(152,132)

(A) This amount represents the reclassification of stranded tax effects resulting from the Act, as permitted by amended guidance issued by the FASB in February 2018. See Note 3.

The following tables set forth the reclassifications out of accumulated other comprehensive income (loss) by component for the three and nine month periods ended September 30, 2019 and 2018:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Three months ended September 30, 2019	Three months ended September 30, 2018
Gains and losses on cash flow hedges
Interest rate contracts	$86	$40	Interest expense
Foreign exchange contracts	(199)	(326)	Net sales
	(113)	(286)	Total before tax
	19	62	Tax benefit
	(94)	(224)	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service costs	$(107)	$(146)	(A)
Amortization of actuarial losses	(2,218)	(3,014)	(A)
Settlement loss	(93)	—	(A)
	(2,418)	(3,160)	Total before tax
	554	750	Tax benefit
	(1,864)	(2,410)	Net of tax

Total reclassifications in the period	$(1,958)	$(2,634)

(A) These accumulated other comprehensive income (loss) components are included within the computation of net periodic Pension and Other Postretirement Benefits cost. See Note 12.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Gains and losses on cash flow hedges
Interest rate contracts	$367	$(374)	Interest expense
Foreign exchange contracts	(788)	(859)	Net sales
	(421)	(1,233)	Total before tax
	81	277	Tax benefit
	(340)	(956)	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service costs	$(321)	$(437)	(A)
Amortization of actuarial losses	(6,668)	(9,140)	(A)
Settlement loss	(340)	—	(A)
	(7,329)	(9,577)	Total before tax
	1,663	2,271	Tax benefit
	(5,666)	(7,306)	Net of tax

Total reclassifications in the period	$(6,006)	$(8,262)

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
The following tables set forth information about the Company's operations by its two reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales
Industrial	$231,688	$244,133	$707,594	$739,677
Aerospace	140,899	125,665	413,353	372,102
Intersegment sales	—	(1)	—	(7)
Total net sales	$372,587	$369,797	$1,120,947	$1,111,772

Operating profit
Industrial	$34,836	$33,329	$83,785	$104,004
Aerospace	32,749	25,734	91,407	75,571
Total operating profit	67,585	59,063	175,192	179,575
Interest expense	5,344	4,054	15,856	12,078
Other expense (income), net	2,524	2,447	6,043	5,157
Income before income taxes	$59,717	$52,562	$153,293	$162,340

	September 30, 2019	December 31, 2018
Assets
Industrial	$1,863,432	$1,962,362
Aerospace	714,189	692,584
Other (A)	130,293	154,024
Total assets	$2,707,914	$2,808,970

(A) "Other" assets include corporate-controlled assets, the majority of which are cash and cash equivalents.

17. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. The Company accrues its estimated exposure for warranty claims at the time of sale based upon the length of the warranty period, historical experience and other related information known to the Company. Liabilities related to product warranties and extended warranties were not material as of September 30, 2019 and December 31, 2018.

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

_________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three and nine month periods ended September 30, 2019 and 2018, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 25, 2019 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Barnes Group Inc.:

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries (the “Company”) as of September 30, 2019, and the related consolidated statements of income and of comprehensive income for the three-month and nine-month periods ended September 30, 2019 and 2018 and the consolidated statement of cash flows for the nine-month periods September 30, 2019 and 2018, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 25, 2019

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

RESULTS OF OPERATIONS

Net Sales

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2019	2018	Change		2019	2018	Change
Industrial	$231.7	$244.1	$(12.4)	(5.1)%	$707.6	$739.7	$(32.1)	(4.3)%
Aerospace	140.9	125.7	15.2	12.1%	413.4	372.1	41.3	11.1%
Total	$372.6	$369.8	$2.8	0.8%	$1,120.9	$1,111.8	$9.2	0.8%

The Company reported net sales of $372.6 million in the third quarter of 2019, an increase of $2.8 million or 0.8%, from the third quarter of 2018. Organic sales decreased by $3.8 million, or 1.0%, including a decrease of $19.0 at Industrial, partially offset by an increase of $15.2 at Aerospace. The decrease at Industrial was driven by organic sales declines within the each of the Industrial business units, largely due to lower global auto production rates and delays in automotive model change releases, reflecting uncertainty related to current and proposed tariffs announced by the United States and China governments and potential changes in regulatory requirements. Acquired businesses contributed incremental sales of $13.6 million in the Industrial segment during the third quarter of 2019. The strengthening of the U.S. dollar against foreign currencies decreased net sales within the Industrial segment by approximately $7.0 million. The increase at Aerospace was driven primarily by sales growth within the aftermarket businesses, whereas continued growth on newer, more technologically advanced engine platforms contributed to increase sales within the original equipment manufacturing business.

The Company reported net sales of $1,120.9 million in the first nine months of 2019, an increase of $9.2 million, or 0.8%, from the first nine months of 2018. Organic sales decreased by $13.9 million as a decrease of $55.2 million at Industrial was partially offset by an increase of $41.3 million at Aerospace. The decrease at Industrial was driven by organic sales declines within each of the Industrial business units, again, due to lower global auto production rates and delays in automotive model change releases. Acquired businesses contributed incremental sales of $49.9 million in the Industrial segment during the first nine months of 2019. The strengthening of the U.S. dollar against foreign currencies decreased net sales within the Industrial segment by approximately $26.8 million. The increase at Aerospace was driven primarily by sales growth within the aftermarket businesses, whereas continued growth on newer, more technologically advanced engine platforms contributed to increased sales within the original equipment manufacturing business.

Expenses and Operating Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2019	2018	Change		2019	2018	Change
Cost of sales	$234.4	$236.9	$(2.5)	(1.0)%	$717.4	$711.6	$5.7	0.8%
% sales	62.9%	64.1%			64.0%	64.0%
Gross profit (1)	$138.2	$132.9	$5.2	3.9%	$403.6	$400.2	$3.4	0.9%
% sales	37.1%	35.9%			36.0%	36.0%
Selling and administrative expenses	$70.6	$73.9	$(3.3)	(4.4)%	$228.4	$220.6	$7.8	3.5%
% sales	18.9%	20.0%			20.4%	19.8%
Operating income	$67.6	$59.1	$8.5	14.4%	$175.2	$179.6	$(4.4)	(2.4)%
% sales	18.1%	16.0%			15.6%	16.2%

(1) Sales less cost of sales.

Cost of sales in the third quarter of 2019 decreased 1.0% from the 2018 period, while gross profit margin increased from 35.9% in the 2018 period to 37.1% in the 2019 period. Gross margins improved at both Industrial and Aerospace. At Industrial, gross margin increased during the 2019 period, primarily driven by favorable cost productivity and the absence of $1.2 million of short-term purchase accounting adjustments related to the acquisition of Industrial Gas Springs Group Holdings Limited ("IGS") during the prior year period, partially offset by the lower profit contribution of lower organic sales volumes within the Industrial businesses, primarily Molding Solutions. Within Aerospace, an improvement in gross profit relates primarily to organic growth within each of the businesses. Increased volumes in the maintenance overhaul and repair and spare parts businesses, in particular, contributed to the gross margin improvement during the third quarter of 2019. Selling and administrative expenses in the third quarter of 2019 decreased 4.4% from the 2018 period due to improving cost productivity and the absence of prior period costs, including due diligence costs related to the acquisition of Gimatic and IGS transaction acquisition costs, partially offset by increased amortization of acquired intangible assets. As a percentage of sales, selling and administrative costs decreased from 20.0% in the third quarter of 2018 to 18.9% in the 2019 period. Operating income in the third quarter of 2019 increased 14.4% to $67.6 million from the third quarter of 2018 and operating income margin increased from 16.0% to 18.1%, primarily driven by the items at Industrial noted above.

Cost of sales in the first nine months of 2019 increased 0.8% from the 2018 period, while gross profit margin remained at 36.0% in both the 2018 and 2019 periods. Gross margins improved at Aerospace and declined slightly at Industrial. At Industrial, the gross margin decrease during the first nine months of 2019 was primarily a result of a lower profit contribution of lower organic sales volumes within the Industrial businesses, primarily Molding Solutions, and $5.4 million of short-term purchase accounting adjustments related to the acquisition of Gimatic. Within Aerospace, improvement in gross profit relates primarily to organic growth within each of the businesses. Increased volumes in the maintenance overhaul and repair and spare parts businesses, in particular, contributed to the gross margin improvement during the first nine months of 2019. Selling and administrative expenses in the first nine months of 2019 increased 3.5% from the 2018 period, due to costs related to the acquisition of Gimatic, primarily the amortization of acquired intangible assets, partially offset by the absence of Gimatic due diligence costs that were incurred in the prior year period. As a percentage of sales, selling and administrative costs increased from 19.8% in the first nine months of 2018 to 20.4% in the 2019 period. Operating income in the first nine months of 2019 decreased 2.4% to $175.2 million from the first nine months of 2018 and operating income margin decreased from 16.2% to 15.6%, driven primarily by the items noted above.

Interest expense
Interest expense increased by $1.3 million in the third quarter of 2019 and by $3.8 million in the first nine months of 2019, as compared with the prior year periods. The increase in both periods was primarily a result of increased average borrowings, partially offset by lower average interest rates.

Other expense (income), net
Other expense (income), net in the third quarter of 2019 was $2.5 million compared to $2.4 million in the third quarter of 2018. Foreign currency losses of $2.2 million remained flat in both the third quarter of 2019 and 2018, representing the significant driver in both periods. Other expense (income), net in the first nine months of 2019 was $6.0 million compared to $5.2 million in the first nine months of 2018. Foreign currency losses of $4.2 million in the first nine months of 2019 compared with foreign currency losses of $2.9 million in the first nine months of 2018.

Income Taxes
The Company's effective tax rate for the first nine months of 2019 was 23.4% compared with 21.5% in the first nine months of 2018 and 19.9% for the full year 2018. The increase in the first nine months of 2019 effective tax rate from the full year 2018 rate is primarily due to the absence of adjustments to certain international valuation reserves and final adjustments resulting from the impact of the Tax Cuts and Jobs Act (the “Act”).

The Aerospace and Industrial Segments have a number of multi-year tax holidays in both Singapore and China. These holidays are subject to the Company meeting certain commitments in the respective jurisdictions.

Income and Income per Share

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except per share)	2019	2018	Change		2019	2018	Change
Net income	$45.8	$39.1	$6.7	17.0%	$117.4	$127.4	$(10.0)	(7.8)%
Net income per common share:
Basic	$0.90	$0.76	$0.14	18.4%	$2.29	$2.42	$(0.13)	(5.4)%
Diluted	0.89	0.75	0.14	18.7%	2.27	2.40	(0.13)	(5.4)%
Weighted average common shares outstanding:
Basic	50.9	51.6	(0.6)	(1.2)%	51.3	52.6	(1.3)	(2.4)%
Diluted	51.2	52.1	(0.8)	(1.6)%	51.7	53.1	(1.4)	(2.6)%

Basic and diluted net income per common share increased for the three month period as compared to 2018. The increase was due to the increase in net income for the period as well as the impact of reductions in both basic and diluted weighted average common shares outstanding which decreased due to the repurchase of 2,292,100 and 900,000 shares during 2018 and the first nine months of 2019, respectively, as part of the Company's publicly announced Repurchase Program. For the nine month period, basic and diluted net income per common share decreased as compared to 2018 due to the decrease in net income for the period which was partially offset by the impact of the repurchased shares. The impact of the repurchased shares was partially offset by the issuance of additional shares for employee stock plans in both the three and nine month periods.

Financial Performance by Business Segment

Industrial

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2019	2018	Change		2019	2018	Change
Sales	$231.7	$244.1	$(12.4)	(5.1)%	$707.6	$739.7	$(32.1)	(4.3)%
Operating profit	34.8	33.3	1.5	4.5%	83.8	104.0	(20.2)	(19.4)%
Operating margin	15.0%	13.7%			11.8%	14.1%

Sales at Industrial were $231.7 million in the third quarter of 2019, a $12.4 million, or 5.1% decrease from the third quarter of 2018. Organic sales decreased by $19.0 million, or 7.8%, during the 2019 period, driven by declines in sales within each of the businesses. Softness in automotive end markets continued to decrease sales volumes, largely due to lower global auto production rates and delays in automotive model change releases, reflecting uncertainty related to current and proposed tariffs announced by the United States and China governments and potential changes in regulatory requirements. Increased volumes within the medical end market, however, partially offset the automotive, personal care and packaging related declines within the Molding Solutions business. Proposed regulations affecting product and packaging composition and disposability have impacted sales within these end markets. Acquired businesses contributed incremental sales of $13.6 million during the third quarter of 2019, whereas foreign currency decreased sales by approximately $7.0 million as the U.S. dollar strengthened against foreign currencies. During the first nine months of 2019, this segment reported sales of $707.6 million, a 4.3% decrease from the first nine months of 2018. Organic sales decreased by $55.2 million, or 7.5%, during the 2019 period, primarily a result of declines in sales within each of the businesses, partially offset by a favorable $2.6 million commercial settlement of a patent-related matter. The sales decline in the nine month period was also driven largely by the softness in automotive end markets. Acquired businesses contributed incremental sales of $49.9 million during the first nine months of 2019, whereas foreign currency decreased sales by approximately $26.8 million as the U.S. dollar strengthened against foreign currencies.

Operating profit in the third quarter of 2019 at Industrial was $34.8 million, an increase of $1.5 million from the third quarter of 2018. Operating profit was negatively impacted by the lower profit contribution of lower organic sales volumes across each of the businesses. Favorable productivity, combined with the absence of prior period costs related to the acquisitions of IGS (transaction costs of $0.4 million and short-term purchase adjustments of $1.2 million) and Gimatic (due diligence costs), more than offset the profit impact of lower volumes. Operating margin increased from 13.7% in the 2018 period to 15.0% in the 2019 period, primarily a result of the net productivity benefits. Operating profit in the first nine months of 2019 at Industrial was $83.8 million, a decrease of $20.2 million from the first nine months of 2018, driven by the lower profit contribution of lower organic sales and $5.4 million of short-term purchase accounting adjustments related to the acquisition of Gimatic. The first nine months of 2018 included $1.2 million of short-term purchase accounting adjustments and $0.4 million of acquisition transaction costs, both related to the acquisition of IGS, in addition to due diligence costs related to the acquisition of Gimatic. Operating margin decreased from 14.1% in the 2018 period to 11.8% in the 2019 period primarily as a result of these items.

Outlook: In Industrial, management is focused on generating organic sales growth through the introduction of new products and services and by leveraging the benefits of its diversified products and global industrial end-markets. Our ability to generate sales growth is subject to economic conditions in the global markets served by all of our businesses. For overall industrial end-markets, the manufacturing Purchasing Managers' Index ("PMI") remains above 50 in North America, whereas PMI in China has fluctuated around 50 throughout 2019. PMI in Europe has remained below 50 throughout the majority of 2019, including as of September 30, 2019, indicative of a slowing economy. Global forecasted production for light vehicles has continued to decline within the Europe, China and North America markets throughout the first nine months of 2019. Within our Molding Solutions business, the global medical market remains healthy, while the automotive hot runner market remains soft given the delay in model launches by automotive original equipment manufacturers. Proposed regulations affecting product and packaging composition and disposability may continue to impact sales within these end markets. Overall industrial end-markets may also be impacted by uncertainty related to current and proposed tariffs announced by the United States and the China governments. As noted above, our first nine months of sales were negatively impacted by $26.8 million from fluctuations in foreign currencies. To the extent that the U.S. dollar fluctuates relative to other foreign currencies, our sales may continue to be impacted by foreign currency relative to the prior year periods. The relative impact on operating profit is not expected to be as significant as the impact on sales as most of our businesses have expenses primarily denominated in local currencies, where their revenues reside, however operating margins may be impacted. The Company also remains focused on sales growth through acquisition and expanding geographic reach. Strategic investments in new technologies, manufacturing processes and product development are expected to provide incremental benefits over the long term.

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

Aerospace

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2019	2018	Change		2019	2018	Change
Sales	$140.9	$125.7	$15.2	12.1%	$413.4	$372.1	$41.3	11.1%
Operating profit	32.7	25.7	7.0	27.3%	91.4	75.6	15.8	21.0%
Operating margin	23.2%	20.5%			22.1%	20.3%

The Aerospace segment reported sales of $140.9 million in the third quarter of 2019, a 12.1% increase from the third quarter of 2018. Sales increased within all of the Aerospace businesses. The original equipment manufacturing ("OEM") business continued to benefit from the ramp of newer, more technologically advanced engine programs. The sales increase reflects increased volume generated by these platforms. Sales within the aftermarket repair and overhaul ("MRO") and spare parts businesses increased during the third quarter of 2019 as airline traffic and aircraft utilization remained strong, with additional volumes being obtained largely from existing customers. Sales within the segment are largely denominated in U.S. dollars and therefore were not significantly impacted by changes in foreign currency. During the first nine months of 2019, the Aerospace segment reported sales of $413.4 million, an 11.1% increase from the first nine months of 2018, also driven by growth within each of the Aerospace businesses. Growth during the first nine months of 2019 also resulted from sales in newer engine programs within OEM and additional volume from existing customers within the aftermarket businesses.

Operating profit at Aerospace in the third quarter of 2019 increased 27.3% from the third quarter of 2018 to $32.7 million. The operating profit increase resulted from the profit impact of the increased volumes at both the OEM and aftermarket businesses, as discussed above. Operating margin increased from 20.5% in the 2018 period to 23.2% in the 2019 period primarily as a result of these items, combined with favorable mix from the MRO and spare parts businesses. Operating profit in the first nine months of 2019 increased 21.0% from the first nine months of 2018 to $91.4 million, also driven by higher sales volumes across the businesses.

Outlook: Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the worldwide economy and are supported by its order backlog through participation in certain strategic commercial and military engine and airframe programs. Over the next several years, the Company expects sustained strength in demand for more technologically advanced engine programs, driven by commercial aircraft production levels. Backlog at OEM was $809.7 million at September 30, 2019, a decrease of 4.2% since December 31, 2018, at which time backlog was $845.1 million. Backlog decreased as Aerospace customers continued to adjust orders based on their requirements. The Company believes that this activity represents normal order management and does not represent a loss of our planned production. Approximately 50% of OEM backlog is expected to ship in the next 12 months. The Aerospace OEM business may be impacted by changes in the content levels on certain platforms, changes in customer sourcing decisions, adjustments to customer inventory levels, commodity availability and pricing, vendor sourcing capacity and the use of alternate materials. Additional impacts may include changes in production schedules of specific engine and airframe programs, redesign of parts, quantity of parts per engine, cost schedules agreed to under contract with the engine manufacturers, as well as the pursuit and duration of new programs. Sales in the Aerospace aftermarket business may be impacted by fluctuations in end-market demand, early aircraft retirements, inventory management and changes in customer sourcing, deferred or limited maintenance activity during engine shop visits and the use of surplus (used) material during the engine repair and overhaul process. End markets are expected to grow based on the long term underlying fundamentals of the aerospace industry. Management continues to believe its Aerospace aftermarket business is competitively positioned based on well-established long-term customer relationships, including maintenance and repair contracts in the MRO business and long-term Revenue Sharing Programs ("RSPs") and Component Repair Programs ("CRPs"), expanded capabilities and current capacity levels. The MRO business may be potentially impacted by airlines that closely manage their aftermarket costs as engine performance and quality improves. Fluctuations in fuel costs and their impact on airline profitability and behaviors within the aerospace industry could also impact levels and frequency of aircraft maintenance and overhaul activities, and airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the economics associated with new fuel efficient technologies.

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

In October 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, as purchasers, for the issuance of $100.0 million aggregate principal amount of 3.97% senior notes due October 17, 2024 (the “3.97% Senior Notes”). The 3.97% Senior Notes are senior unsecured obligations of the Company and pay interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Senior Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Senior Notes in an amount equal to 100% of the principal amount of the 3.97% Senior Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The Note Purchase Agreement contains customary affirmative and negative covenants that are similar to the covenants required under the Amended Credit Agreement, as discussed below. At September 30, 2019, the Company was in compliance with all covenants under the Note Purchase Agreement.

The Company's borrowing capacity is limited by various debt covenants in the Amended Credit Agreement and the Note Purchase Agreement (the "Agreements"). The Agreements require the Company to maintain a ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times ("Senior Debt Ratio"), a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 3.75 times ("Total Debt Ratio") and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25, in each case at the end of each fiscal quarter; provided that the debt to EBITDA ratios are permitted to increase for a period of four fiscal quarters after the closing of certain permitted acquisitions. A permitted acquisition is defined as an acquisition exceeding $150.0 million, for which the acquisition of Gimatic qualifies. With the completion of a permitted acquisition, the Senior Debt Ratio cannot exceed 3.50 times and the Total Debt Ratio cannot exceed 4.25 times. The increased ratios are allowed for a period of four fiscal quarters subsequent to the close of the permitted acquisition and therefore they expire in the fourth quarter of 2019. At September 30, 2019, the Company was in compliance with all covenants under the Agreements. The Company's most restrictive financial covenant is the Senior Debt Ratio, which, with a permitted acquisition, requires the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.50 times at September 30, 2019. The actual ratio at September 30, 2019 was 2.52 times, as defined.

During the first nine months of 2019, the Company repurchased 0.9 million shares of the Company's stock under the publicly announced Repurchase Program, at a cost of $50.3 million. See "Part II - Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds".

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the Amended Credit Facility and currently expects that its bank syndicate, comprised of 14 banks, will continue to support its Amended Credit Agreement which matures in February 2022. At September 30, 2019, the Company had $248.0 million unused and available for borrowings under its $1,000.0 million Amended Credit Facility, subject to covenants in the Company's revolving debt agreements. At September 30, 2019, additional borrowings of $599.4 million of Total Debt including $338.9 million of Senior Debt would have been allowed under the financial covenants. The Company intends to use borrowings under its Amended Credit Facility to support the Company's ongoing growth initiatives. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements.

The Company had $18.0 million in borrowings under short-term bank credit lines at September 30, 2019.

The Company entered into an interest rate swap agreement (the "Swap") on April 28, 2017, with one bank, which converts the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The swap expires on January 31, 2022. At September 30, 2019, the Company's total borrowings were comprised of approximately 23% fixed rate debt and 77% variable rate debt. At December 31, 2018, the Company's total borrowings were comprised of approximately 22% fixed rate debt and 78% variable rate debt.

At September 30, 2019, the Company held $80.5 million in cash and cash equivalents, the majority of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions and are expected to primarily fund international investments.

In July 2019, the Company contributed $15.0 million of discretionary contributions to its U.S Qualified pension plans. The Company currently does not plan to make any additional discretionary contributions to its U.S. Qualified pension plans, however approximately $5.0 million is expected to be made into its U.S. Non-qualified and international pension plans throughout 2019.

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

Cash Flow

	Nine Months Ended September 30,
(in millions)	2019	2018	Change
Operating activities	$161.3	$158.0	$3.4
Investing activities	(43.6)	(77.3)	33.8
Financing activities	(134.8)	(142.7)	7.9
Exchange rate effect	(3.2)	(3.8)	0.6
Decrease in cash	$(20.3)	$(65.9)	$45.7

Operating activities provided $161.3 million in the first nine months of 2019 compared to $158.0 million in the first nine months of 2018. Operating cash flows in the 2019 period were positively impacted by a reduction in cash used for working capital from $31.8 million in the 2018 period to $3.7 million in the 2019 period, but negatively impacted by a $15.0 million discretionary contribution made to the U.S. Qualified pension plans in the 2019 period.

Investing activities used $43.6 million and $77.3 million in the first nine months of 2019 and 2018, respectively. Investing activities in the 2019 period included capital expenditures of $37.7 million compared to $40.2 million in the 2018 period. The Company expects capital spending in 2019 to approximate $55 million. Investing activities in the 2019 period also included $6.1 million of payments related to the Gimatic acquisition under the terms of the Sale and Purchase Agreement. In the 2018 period, investing activities also included an outflow of $30.8 million to fund the acquisition of IGS, a $5.8 million participation fee payment related to the aftermarket Revenue Sharing Programs and a payment of $1.0 million, reflected in Other Investing activities, related to a separate Aerospace agreement.

Financing activities in the first nine months of 2019 included a net decrease in borrowings of $43.6 million compared to an increase of $27.6 million in the comparable 2018 period. In 2019 and 2018, the Company borrowed 44.1 million Euros ($49.5 million) and 179.0 million Euros ($208.6 million), respectively, under the Amended Credit Facility through an international subsidiary. The proceeds were distributed to the Parent Company and subsequently used to pay down U.S. borrowings under the Amended Credit Agreement. During the first nine months of 2019 and 2018, the Company repurchased 0.9 million shares and 2.3 million shares, respectively, of the Company's stock at a cost of $50.3 million and $138.3 million, respectively. Total cash used to pay dividends increased to $24.4 million in the 2019 period from $24.0 million in the 2018 period. Other financing cash flows during the first nine months of 2019 and 2018 include $12.6 million and $3.3 million, respectively, of net cash payments resulting from the settlement of foreign currency hedges related to intercompany financing.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At September 30, 2019, $752.0 million was borrowed at an average interest rate of 1.92% under the Company's $1,000.0 million Amended Credit Facility which matures in February 2022. In addition, as of September 30, 2019, the Company had $18.0 million in borrowings under short-term bank credit lines. At September 30, 2019, the Company's total borrowings were comprised of 23% fixed rate debt and 77% variable rate debt. The interest payments on $100.0 million of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the respective interest rate swap that was executed in April 2017.

Debt Covenants

As noted above, borrowing capacity is limited by various debt covenants in the Company's debt agreements. Following is a reconciliation of Consolidated EBITDA, a key metric in the debt covenants, to the Company's net income (in millions):

Four fiscal quarters ended September 30, 2019
Net income	$156.2
Add back:
Interest expense	20.6
Income taxes	42.2
Depreciation and amortization	99.5
Adjustment for non-cash stock based compensation	13.4
Adjustment for acquired businesses	1.5
Amortization of Gimatic and IGS acquisition inventory step-up	9.8
Due diligence and transaction expenses	4.1
Other adjustments	(0.2)
Consolidated EBITDA, as defined	$347.2

Consolidated Senior Debt, as defined, as of September 30, 2019	$876.3
Ratio of Consolidated Senior Debt to Consolidated EBITDA	2.52
Maximum	3.50
Consolidated Total Debt, as defined, as of September 30, 2019	$876.3
Ratio of Consolidated Total Debt to Consolidated EBITDA	2.52
Maximum	4.25
Consolidated Cash Interest Expense, as defined, as of September 30, 2019	$22.0
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	15.75
Minimum	4.25

The Amended Credit Agreement allows for certain adjustments within the calculation of the financial covenants. The adjustment for acquired businesses reflects the unaudited pre-acquisition operations of Gimatic for the period October 1, 2018 through October 31, 2018. Other adjustments include net gains on the sale of assets, changes in accounting and restructuring charges as permitted under the Amended Credit Agreement. The Company's financial covenants are measured as of the end of each fiscal quarter. At September 30, 2019, additional borrowings of $599.4 million of Total Debt including $338.9 million of Senior Debt would have been allowed under the covenants. The increased debt covenant ratios that are allowed pursuant to the acquisition of Gimatic, as noted above, expire in the fourth quarter of 2019. Additional borrowings allowed under the covenants may therefore be impacted by changes in the debt covenant ratios. Senior Debt includes primarily the borrowings under the Amended Credit Facility, the 3.97% Senior Notes and the borrowings under the lines of credit. The Company's unused committed credit facilities at September 30, 2019 were $248.0 million.

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

Critical Accounting Policies

Goodwill and Indefinite-Lived Intangible Assets: Goodwill and indefinite-lived intangible assets are subject to impairment testing annually or between annual tests if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Management completes their annual impairment assessments during the second quarter of each year as of April 1. The Company adopted the amended guidance related to goodwill impairment testing during the second quarter of 2018, in conjunction with its annual assessment. See Note 3 of the Consolidated Financial Statements. The Company utilizes the option to first assess qualitative factors to determine whether it is necessary to perform the Step 1 quantitative goodwill impairment test in accordance with the applicable accounting standards. Under the qualitative assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, overall unit performance and events directly affecting a unit. If the Company determines that the Step 1 quantitative impairment test is required, management estimates the fair value of the reporting unit primarily using the income approach, which reflects management’s cash flow projections, and also evaluates the fair value using the market approach. Inherent in management’s development of cash flow projections are assumptions and estimates, including those related to future earnings and growth and the weighted average cost of capital. The Company compares the fair value of the reporting unit with the carrying value of the reporting unit. If the fair values were to fall below the carrying values, the Company would recognize a non-cash impairment charge to income from operations for the amount by which the carrying amount of any reporting unit exceeds the reporting unit’s fair value, assuming the loss recognized does not exceed the total amount of goodwill for the reporting unit. Based on our second quarter assessment, the estimated fair value of the Automation reporting unit, which represents the October 2018 acquisition of Gimatic, exceeded its carrying value while the estimated fair value of each of the remaining reporting units significantly exceeded their carrying values. There was no goodwill impairment at any reporting units. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company-specific and overall economic conditions. Management’s quantitative assessment includes a review of the potential impacts of current and projected market conditions from a market participant’s perspective on reporting units’ projected cash flows, growth rates and cost of capital to assess the likelihood of whether the fair value would be less than the carrying value. The Company also completed its annual impairment testing of its trade names, indefinite-lived intangible assets, in the second quarter of 2019 and determined that there were no impairments.

EBITDA

EBITDA for the first nine months of both 2019 and 2018 was $244.8 million. EBITDA is a measurement not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. Accordingly, the measurement has limitations depending on its use. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Nine Months Ended September 30,
	2019	2018
Net income	$117.4	$127.4
Add back:
Interest expense	15.9	12.1
Income taxes	35.9	35.0
Depreciation and amortization	75.7	70.4
EBITDA	$244.8	$244.8

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's third fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
July 1-31, 2019	89,084		$52.66	—	4,100,000
August 1-30, 2019	21,031		$45.79	—	4,100,000
September 1-30, 2019	1,589		$45.73	—	4,100,000
Total	111,704	(1)	$51.27	—

(1)
All acquisitions of equity securities during the third quarter of 2019 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

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

Barnes Group Inc.
(Registrant)

Date:	October 25, 2019	/s/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr. Senior Vice President, Finance Chief Financial Officer (Principal Financial Officer)

Date:	October 25, 2019	/s/ MARIAN ACKER
Marian Acker Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended September 30, 2019

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