Form 10-Q
period 2020-03-31
BARNES GROUP INC
filed 2020-04-27
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

The registrant had outstanding 50,442,459 shares of common stock as of April 22, 2020.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended March 31, 2020

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” under Part I - Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net sales	$330,671	$376,692

Cost of sales	208,248	244,643
Selling and administrative expenses	73,110	81,400
	281,358	326,043
Operating income	49,313	50,649

Interest expense	4,324	5,113
Other expense (income), net	1,594	1,806
Income before income taxes	43,395	43,730
Income taxes	13,662	9,738
Net income	$29,733	$33,992

Per common share:
Basic	$0.58	$0.66
Diluted	0.58	0.65

Weighted average common shares outstanding:
Basic	51,061,132	51,660,804
Diluted	51,501,857	52,189,465

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$29,733	$33,992
Other comprehensive (loss) income, net of tax
Unrealized loss on hedging activities, net of tax (1)	(2,337)	(568)
Foreign currency translation adjustments, net of tax (2)	(36,333)	(9,225)
Defined benefit pension and other postretirement benefits, net of tax (3)	4,481	1,615
Total other comprehensive loss, net of tax	(34,189)	(8,178)
Total comprehensive (loss) income	$(4,456)	$25,814

(1) Net of tax of $(823) and $(175) for the three months ended March 31, 2020 and 2019, respectively.

(2) Net of tax of $(66) and $(100) for the three months ended March 31, 2020 and 2019, respectively.

(3) Net of tax of $810 and $540 for the three months ended March 31, 2020 and 2019, respectively.

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$112,827	$93,805
Accounts receivable, less allowances (2020 - $5,899; 2019 - $5,197)	335,409	348,974
Inventories	240,951	232,706
Prepaid expenses and other current assets	67,404	67,532
Assets held for sale	—	21,373
Total current assets	756,591	764,390

Deferred income taxes	18,474	21,235

Property, plant and equipment	834,313	840,640
Less accumulated depreciation	(485,390)	(484,037)
	348,923	356,603

Goodwill	920,202	933,022
Other intangible assets, net	563,692	581,116
Other assets	59,723	53,924
Assets held for sale	—	28,045
Total assets	$2,667,605	$2,738,335

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$28,314	$7,724
Accounts payable	116,065	118,509
Accrued liabilities	205,264	209,992
Long-term debt - current	1,926	2,034
Liabilities held for sale	—	4,616
Total current liabilities	351,569	342,875

Long-term debt	783,424	825,017
Accrued retirement benefits	90,689	93,358
Deferred income taxes	85,313	88,408
Long-term tax liability	66,012	66,012
Other liabilities	45,638	45,148
Liabilities held for sale	—	6,989

Commitments and contingencies (Note 16)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2020 - 63,889,861 shares; 2019 - 63,872,756 shares)	639	639
Additional paid-in capital	492,025	489,282
Treasury stock, at cost (2020 - 13,448,609 shares; 2019 - 13,051,256 shares)	(513,708)	(498,074)
Retained earnings	1,510,688	1,489,176
Accumulated other non-owner changes to equity	(244,684)	(210,495)
Total stockholders' equity	1,244,960	1,270,528
Total liabilities and stockholders' equity	$2,667,605	$2,738,335

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net income	$29,733	$33,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,617	25,100
(Gain) loss on disposition of property, plant and equipment	(123)	91
Stock compensation expense	2,552	3,021
Seeger divestiture charges	6,620	—
Changes in assets and liabilities, net of the effects of divestitures:
Accounts receivable	9,592	4,345
Inventories	(12,788)	7,300
Prepaid expenses and other current assets	(3,227)	(2,670)
Accounts payable	1,328	(9,179)
Accrued liabilities	(7,885)	(4,708)
Deferred income taxes	462	(872)
Long-term retirement benefits	(3,518)	(3,428)
Other	821	68
Net cash provided by operating activities	47,184	53,060

Investing activities:
Proceeds from disposition of property, plant and equipment	185	322
Proceeds from the sale of businesses, net of cash sold	36,879	—
Investment in restricted cash	(6,621)	—
Capital expenditures	(11,912)	(13,738)
Net cash provided (used) in investing activities	18,531	(13,416)

Financing activities:
Net change in other borrowings	20,775	20,903
Payments on long-term debt	(83,521)	(152,195)
Proceeds from the issuance of long-term debt	50,000	102,990
Proceeds from the issuance of common stock	183	986
Common stock repurchases	(15,550)	—
Dividends paid	(8,133)	(8,217)
Withholding taxes paid on stock issuances	(84)	(80)
Other	(7,252)	(1,340)
Net cash used in financing activities	(43,582)	(36,953)

Effect of exchange rate changes on cash flows	(3,111)	97
Increase in cash and cash equivalents	19,022	2,788
Cash and cash equivalents at beginning of period	93,805	100,719
Cash and cash equivalents at end of period	$112,827	$103,507

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data)
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income, comprehensive income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2019 has been derived from the 2019 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair statement of the results, have been included. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

2. Divestiture

On December 20, 2019, the Company entered into a Share Purchase and Transfer Agreement ("SPA") with the Kajo Neukirchen Group ("KNG") to sell the Seeger business, consisting of partnership interests and shares, respectively, of Seeger-Orbis GmbH & Co. OHG and Seeger-Orbis Mechanical Components (Tianjin) Co., Ltd. (“Seeger”) for 42,500 Euros, subject to certain adjustments. The Company classified the assets and liabilities of Seeger, which operated within the Industrial segment, as "held for sale" on the Consolidated Balance Sheet as of December 31, 2019. Pursuant to the required accounting guidance, the Company allocated $15,000 of goodwill from the Engineered Components reporting unit to Seeger based on the estimated relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained. The Company subsequently recorded an impairment charge of $5,600 related to the goodwill that was allocated to Seeger. The impairment charge was recorded within Selling and Administrative expenses on the Consolidated Statements of Income in the period ended December 31, 2019.

The Seeger assets and liabilities held for sale were comprised of the following as of December 31, 2019:

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

The Company completed the sale of the Seeger business to KNG effective February 1, 2020. Gross proceeds received were 39,634 Euros ($43,732). The Company yielded net cash proceeds of $36,879 after consideration of cash sold and transaction costs. The final amount of proceeds from the sale is subject to post-closing adjustments. Resulting tax charges of $4,211 were recognized in the first quarter of 2020 following the completion of the sale. Divestiture charges of $2,409 resulted from the completion of the sale and were recorded within Selling and Administrative expenses on the Consolidated Statements of Income in the quarter ended March 31, 2020.

The Company utilized the proceeds from the sale to reduce debt under the Amended Credit Facility. Pursuant to the SPA, 6,000 Euros ($6,626) of the proceeds were placed in escrow and will be released pro-ratably through 2024, pending any potential settlement of claims. Cash related to a pending claim would remain in escrow until a final determination of the claim has been made. The Company has recorded the $6,626 of restricted cash in other assets as of March 31, 2020.

3. Recent Accounting Standards

The Financial Accounting Standards Board ("FASB") establishes changes to accounting principles under U.S. GAAP through the use of Accounting Standards Updates ("ASUs") to the FASB's Accounting Standards Codification. The Company evaluates the applicability and potential impacts of recent ASUs on its Consolidated Financial Statements and related disclosures.

Recently Adopted Accounting Standards

In February 2016, the FASB amended its guidance related to lease accounting. The amended guidance required lessees to recognize a majority of their leases on the balance sheet as a right-of-use ("ROU") asset and a lease liability. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption was permitted. The Company adopted the new standard using the modified retrospective approach on January 1, 2019. The most significant impact of the guidance was the recognition of ROU assets and related lease liabilities for operating leases on the Consolidated Balance Sheet. The Company recognized ROU assets and related lease liabilities of $31,724 and $32,579 respectively, related to operating lease commitments, as of January 1, 2019. The amended guidance did not have a material impact on the Company's cash flows or results of operations.

In June 2016, the FASB amended its guidance related to credit losses on financial instruments. The amended guidance requires the use of a methodology of estimation that reflects expected credit losses on certain types of financial instruments, including trade receivables, as a replacement to the current methodology, which estimates losses based on incurred credit losses. This expected credit loss methodology requires that the Company consider a broader range of information when estimating credit losses on receivables. The amended guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted this amended guidance and applicable FASB updates related to the guidance during the first quarter of 2020 and it did not have a material impact on the Company's Consolidated Financial Statements.

In January 2017, the FASB amended its guidance related to goodwill impairment testing. The amended guidance simplified the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. Under the amended guidance, companies should perform their annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Companies would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, assuming the loss recognized does not exceed the total amount of goodwill for the reporting unit. The amended guidance was effective for fiscal years beginning after December 15, 2019. Early adoption was permitted. The Company elected to early adopt this amended guidance during the second quarter of 2018 in connection with its annual goodwill impairment testing and it did not have an impact on the Company's Consolidated Financial Statements.

In August 2017, the FASB amended its guidance related to hedge accounting. The amended guidance made more financial and nonfinancial hedging strategies eligible for hedge accounting, amends presentation and disclosure requirements and changes the assessment of effectiveness. The guidance also more closely aligned hedge accounting with management strategies, simplifies application and increases the transparency of hedging. The amended guidance was effective January 1, 2019, with early adoption permitted in any interim period. The Company adopted the amended guidance on January 1, 2019 and it did not have a material impact on the Consolidated Financial Statements, however it did result in amendments to certain disclosures required pursuant to the earlier guidance. See Note 10 of the Consolidated Financial Statements.

In August 2018, the FASB issued new guidance related to a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by a vendor (for example, a service contract). Pursuant to the new guidance, customers apply the same criteria for capitalizing implementation costs in a hosting arrangement as they would for an arrangement that has a software license. The new guidance was effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption was permitted, including adoption in any interim period for which financial statements have not been issued. The FASB provided the option of applying the guidance retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company elected to early adopt this guidance, prospectively, during the third quarter of 2018, and it did not have a material impact on the Consolidated Financial Statements.

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

Revenue is recognized by the Company when control of the product or solution is transferred to the customer. Control is generally transferred when products are shipped or delivered to customers, title is transferred, and the significant risks and rewards of ownership have transferred, and the Company has rights to payment and rewards of ownership pass to the customer. Customer acceptance may also be a factor in determining whether control of the product has transferred. Although revenue is generally transferred at a point in time, a certain portion of businesses with customized products or contracts in which the Company performs work on customer-owned assets requires the use of an over time recognition model as certain contracts meet one or more of the established criteria pursuant to the accounting guidance. Also, service revenue is recognized as control transfers, which is concurrent with the services being performed.

The following table presents the Company's revenue disaggregated by products and services, and geographic regions, by segment:

	Three Months Ended March 31, 2020
	Industrial	Aerospace	Total Company
Product and Services
Engineered Components Products	$47,707	$—	$47,707
Molding Solutions Products	97,406	—	97,406
Force & Motion Control Products	39,791	—	39,791
Automation Products	14,196	—	14,196
Aerospace Original Equipment Manufacturer Products	—	81,706	81,706
Aerospace Aftermarket Product and Services	—	49,865	49,865
	$199,100	$131,571	$330,671

Geographic Regions (A)
Americas	$80,644	$92,578	$173,222
Europe	81,864	25,163	107,027
Asia	35,493	11,696	47,189
Rest of World	1,099	2,134	3,233
	$199,100	$131,571	$330,671

	Three Months Ended March 31, 2019
	Industrial	Aerospace	Total Company
Product and Services
Engineered Components Products	$69,684	$—	$69,684
Molding Solutions Products	106,793	—	106,793
Force & Motion Control Products	51,617	—	51,617
Automation Products	14,408	—	14,408
Aerospace Original Equipment Manufacturer Products	—	87,939	87,939
Aerospace Aftermarket Product and Services	—	46,251	46,251
	$242,502	$134,190	$376,692

Geographic Regions (A)
Americas	$98,288	$96,144	$194,432
Europe	94,430	24,324	118,754
Asia	48,942	12,404	61,346
Rest of World	842	1,318	2,160
	$242,502	$134,190	$376,692

(A) Sales by geographic region are based on the location to which the product is shipped.

Revenue from goods and services transferred to customers at a point in time accounted for approximately 85 percent and approximately 90 percent of revenue for the three month period ended March 31, 2020 and 2019, respectively. A majority of revenue within the Industrial segment and Aerospace OEM business, along with a portion of revenue within the Aerospace Aftermarket business, is recognized at a point in time, primarily when the product or solution is shipped to the customer.

Revenue from products and services transferred to customers over time accounted for approximately 15 percent and approximately 10 percent of revenue for the three month period ended March 31, 2020 and 2019, respectively. The Company recognizes revenue over time in instances where a contract supports a continual transfer of control to the customer.

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

The majority of our revenues are from contracts that are less than one year, however certain Aerospace OEM and Industrial Molding Solutions business contracts extend beyond one year. In the Industrial segment, customers are typically OEMs or suppliers to OEMs and, in some businesses, distributors. In the Aerospace segment, customers include commercial airlines, OEMs and other aircraft and military parts and service providers.

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

Adjustments to net sales, cost of sales and the related impact to operating income are recognized as necessary in the period they become known. Revenue recognized from performance obligations satisfied in previous periods was not material in both the three months ended March 31, 2020 and 2019.

Contract Balances. The timing of revenue recognition, invoicing and cash collections affect accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets.

Unbilled Receivables (Contract Assets) - Pursuant to the over time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized when 1) the cost-to-cost method is applied and 2) such revenue exceeds the amount invoiced to the customer. Unbilled receivables are included within prepaid expenses and other current assets on the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.

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

Net contract liabilities consisted of the following:

	March 31, 2020	December 31, 2019	$ Change	% Change
Unbilled receivables (contract assets)	$26,301	$22,444	$3,857	17%
Contract liabilities	(51,086)	(55,076)	3,990	(7)%
Net contract liabilities	$(24,785)	$(32,632)	$7,847	(24)%

Contract liabilities balances at March 31, 2020 and December 31, 2019 include $14,064 and $16,971, respectively, of customer advances for which the Company has an unconditional right to collect payment. Accounts receivable, as presented on the Consolidated Balance Sheet, includes corresponding balances at March 31, 2020 and December 31, 2019, respectively.

Changes in the net contract liabilities balance during the three-month period ended March 31, 2020 were impacted by a $3,990 decrease in contract liabilities, driven primarily by revenue recognized in the current period, partially offset by new customer advances and deposits. Adding to this net contract liability decrease was a $3,857 increase in contract assets, driven primarily by contract progress (i.e. unbilled receivable), partially offset by earlier contract progress being invoiced to the customer.

The Company recognized approximately 40% of the revenue related to the contract liability balance as of December 31, 2019 during the three months ended March 31, 2020, primarily representing revenue from the sale of molds and hot runners within the Molding Solutions business.

Remaining Performance Obligations. The Company has elected to disclose remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations represent the transaction price of firm orders for which work has not been performed and, for Aerospace, excludes projections of components and assemblies that Aerospace OEM customers anticipate purchasing in the future under existing programs, which represent orders that are beyond lead time and do not represent performance obligations pursuant to accounting guidance. As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $207,343. The Company expects to recognize revenue on approximately 75% of the remaining performance obligations over the next 12 months, with the remainder being recognized within 24 months.

5. Stockholders' Equity

A schedule of consolidated changes in equity for the three months ended March 31, 2020 is as follows (shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2019	63,873	$639	$489,282	13,051	$(498,074)	$1,489,176	$(210,495)	$1,270,528
Comprehensive income	—	—	—	—	—	29,733	(34,189)	(4,456)
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,133)	—	(8,133)
Common stock repurchases	—	—	—	396	(15,550)	—	—	(15,550)
Employee stock plans	17	—	2,743	2	(84)	(88)	—	2,571
March 31, 2020	63,890	$639	$492,025	13,449	$(513,708)	$1,510,688	$(244,684)	$1,244,960

A schedule of consolidated changes in equity for the three months ended March 31, 2019 is as follows (shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2018	63,367	$634	$470,818	12,034	$(441,668)	$1,363,772	$(190,500)	$1,203,056
Comprehensive income	—	—	—	—	—	33,992	(8,178)	25,814
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,217)	—	(8,217)
Employee stock plans	51	—	4,039	1	(80)	(109)	—	3,850
March 31, 2019	63,418	$634	$474,857	12,035	$(441,748)	$1,389,438	$(198,678)	$1,224,503

6. Net Income Per Common Share

For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans. For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding was increased by 440,725 and 528,661 for the three month periods ended March 31, 2020 and 2019, respectively, to account for the potential dilutive effect of stock-based incentive plans. There were no adjustments to net income for the purposes of computing income available to common stockholders for the periods.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three month periods ended March 31, 2020 and 2019, the Company excluded 325,670 and 221,201 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive.

The Company granted 102,500 stock options, 79,994 restricted stock unit awards and 81,283 performance share awards ("PSAs") in February 2020 as part of its annual grant awards. All of the stock options and the restricted stock unit awards vest upon meeting certain service conditions. The restricted stock unit awards are included in basic weighted-average common shares outstanding as they contain nonforfeitable rights to dividend payments. The PSAs are part of the long-term Performance Share Award Program and are based on performance goals that are driven by a combination of independently measured metrics (depending on the grant year) with each metric being weighted equally. The metrics for awards granted in 2020 include the Company’s total shareholder return (“TSR”), return on invested capital (“ROIC”) and operating income before depreciation and amortization growth ("EBITDA growth"). The TSR and EBITDA growth metrics are designed to assess the long-term Company performance relative to the performance of companies included in the Russell 2000 Index over a three -year performance period. ROIC is designed to assess the Company's performance compared to pre-established Company targets over a three -year performance period. The participants can earn from zero to 250% of the target award and the award includes a forfeitable right to dividend equivalents, which are not included in the aggregate target award numbers. The fair value of the TSR was determined using a Monte Carlo valuation method as the award contains a market condition.

7. Inventories

The components of inventories consisted of:

	March 31, 2020	December 31, 2019
Finished goods	$71,244	$69,594
Work-in-process	92,624	88,196
Raw material and supplies	77,083	74,916
	$240,951	$232,706

8. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended March 31, 2020:

	Industrial	Aerospace	Total Company
January 1, 2020	$902,236	$30,786	$933,022
Foreign currency translation	(12,820)	—	(12,820)
March 31, 2020	$889,416	$30,786	$920,202

Other Intangible Assets:
Other intangible assets consisted of:

		March 31, 2020		December 31, 2019
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue Sharing Programs (RSPs)	Up to 30	$299,500	$(138,889)	$299,500	$(135,466)
Component Repair Programs (CRPs)	Up to 30	111,839	(28,585)	111,839	(27,270)
Customer relationships	10-16	338,366	(103,779)	338,366	(98,953)
Patents and technology	4-11	123,433	(70,419)	123,433	(68,188)
Trademarks/trade names	10-30	10,949	(10,216)	10,949	(10,145)
Other	Up to 15	10,746	(4,191)	10,746	(4,014)
		894,833	(356,079)	894,833	(344,036)
Unamortized intangible assets:
Trade names		55,670	—	55,670	—
Foreign currency translation		(30,732)	—	(25,351)	—
Other intangible assets		$919,771	$(356,079)	$925,152	$(344,036)

Estimated amortization of intangible assets for future periods is as follows: 2020 - $46,000; 2021 - $50,000; 2022- $49,000; 2023 - $48,000 and 2024 - $46,000.

9. Debt

Long-term debt and notes and overdrafts payable at March 31, 2020 and December 31, 2019 consisted of:

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit agreement	$679,079	$673,294	$720,379	$737,816
3.97% Senior Notes	100,000	110,993	100,000	104,151
Borrowings under lines of credit and overdrafts	28,314	28,314	7,724	7,724
Finance leases	5,915	6,028	6,266	6,515
Other foreign bank borrowings	356	358	406	410
	813,664	818,987	834,775	856,616
Less current maturities	(30,240)		(9,758)
Long-term debt	$783,424		$825,017

In February 2017, the Company and certain of its subsidiaries entered into the fourth amendment of its fifth amended and restated revolving credit agreement (the “Amended Credit Agreement”) and retained Bank of America, N.A as the Administrative Agent for the lenders. The Amended Credit Agreement increased the facility from $750,000 to $850,000 and extends the maturity date from September 2018 to February 2022. The Amended Credit Agreement also increases the previous accordion feature from $250,000, allowing the Company to now request additional borrowings of up to $350,000. The Company may exercise the accordion feature upon request to the Administrative Agent as long as an event of default has not occurred or is not continuing. The borrowing availability of $850,000, pursuant to the terms of the Amended Credit Agreement, allows for multi-currency borrowing which includes Euro, British pound sterling or Swiss franc borrowing, up to $600,000.
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

Borrowings and availability under the Amended Credit Agreement were $679,079 and $320,921, respectively, at March 31, 2020 and $720,379 and $279,621, respectively, at December 31, 2019, subject to covenants in the Company's revolving debt agreements. The borrowing capacity under the Amended Credit Agreement was limited by the Senior Debt Ratio (defined below) to $294,190 as of March 31, 2020. The average interest rate on these borrowings was 1.44% and 1.76% on March 31, 2020 and December 31, 2019, respectively. Borrowings included Euro-denominated borrowings of 456,490 Euros ($504,079) at March 31, 2020 and 504,690 Euros ($565,379) at December 31, 2019. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings. In 2019, the Company borrowed 44,100 Euros ($49,506) under the Amended Credit Facility through an international subsidiary. The proceeds were distributed to the Parent Company and subsequently used to pay down U.S. borrowings under the Amended Credit Agreement.

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
The Company's borrowing capacity remains limited by various debt covenants in the Amended Credit Agreement and the Note Purchase Agreement (the "Agreements"). The Agreements require the Company to maintain a ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times ("Senior Debt Ratio"), a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 3.75 times ("Total Debt Ratio") and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25, in each case at the end of each fiscal quarter; provided that the debt to EBITDA ratios are permitted to increase for a period of four fiscal quarters after the closing of certain permitted acquisitions. A permitted acquisition is defined as an acquisition exceeding $150,000, for which the acquisition of Gimatic on October 31, 2018 qualified. With the completion of a permitted acquisition, the Senior Debt Ratio cannot exceed 3.50 times and the Total Debt Ratio cannot exceed 4.25 times. The increased ratios were allowed for a period of four fiscal quarters subsequent to the close of the permitted acquisition and therefore expired in the fourth quarter of 2019. At March 31, 2020, the Company was in compliance with all covenants under the Agreements and continues to monitor its future compliance based on current and future economic conditions.

In addition, the Company has available approximately $81,000 in uncommitted short-term bank credit lines ("Credit Lines") and overdraft facilities. The Credit Lines are accessed locally and are available primarily within the U.S., Europe and Asia. The Credit Lines are subject to the applicable borrowing rates within each respective country and vary between jurisdictions (i.e. LIBOR, Euribor, etc.). Under the Credit Lines, $27,900 was borrowed at March 31, 2020 at an average interest rate of 1.05% and $7,700 was borrowed at December 31, 2019 at an average interest rate of 2.38%. The Company had also borrowed $414 and $24 under the overdraft facilities at March 31, 2020 and December 31, 2019, respectively. Repayments under the Credit Lines are due within one month after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company also has several finance leases under which $5,915 and $6,266 was outstanding at March 31, 2020 and December 31, 2019, respectively. The fair value of the finance leases are based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

At March 31, 2020 and December 31, 2019, the Company also had other foreign bank borrowings of $356 and $406, respectively. The fair value of the other foreign bank borrowings was based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

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

The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. Other financing cash flows during the first three months of 2020 and 2019, as presented on the Consolidated Statements of Cash Flows, include $7,212 and $1,299, respectively, of net cash payments related to the settlement of foreign currency hedges related to intercompany financing.

The following table sets forth the fair value amounts of derivative instruments held by the Company:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2020	December 31, 2019	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$—	$—	Other liabilities	$(3,042)	$(820)
Foreign exchange contracts	Prepaid expenses and other current assets	—	700	Accrued liabilities	(635)	—
Total derivatives designated as hedging instruments		—	700		(3,677)	(820)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	6	1,375	Accrued liabilities	(846)	(1)
Total derivatives not designated as hedging instruments		6	1,375		(846)	(1)

Total derivatives		$6	$2,075		$(4,523)	$(821)

The following table sets forth the effect of hedge accounting on accumulated other comprehensive (loss) income for the three month periods ended March 31, 2020 and 2019:

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended March 31,			Three Months Ended March 31,
Derivatives in Hedging Relationships	2020	2019		2020	2019
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$(1,694)	$(487)	Interest expense	$(61)	$142
Foreign exchange contracts	(643)	(81)	Net sales	(523)	(337)
Total	$(2,337)	$(568)		$(584)	$(195)

The following table sets forth the effect of hedge accounting on the consolidated statements of income for the three-month periods ended March 31, 2020 and 2019:

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months Ended March 31,
	2020		2019
	Net sales	Interest expense	Net sales	Interest expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of hedges are recorded	$330,671	$4,324	$376,692	$5,113
The effects of hedging:
Gain (Loss) on cash flow hedging relationships
Interest rate contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income		(61)		142
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income	(523)		(337)

The following table sets forth the effect of derivatives not designated as hedging instruments on the consolidated statements of income for the three-month periods ended March 31, 2020 and 2019:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative(A)
		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments		2020	2019
Foreign exchange contracts	Other expense (income), net	$(12,195)	$(3,819)

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

Level 3	Unobservable inputs for the asset or liability.

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Asset derivatives	$6	$—	$6	$—
Liability derivatives	(4,523)	—	(4,523)	—
Bank acceptances	12,911	—	12,911	—
Rabbi trust assets	2,507	2,507	—	—
Total	$10,901	$2,507	$8,394	$—

December 31, 2019
Asset derivatives	$2,075	$—	$2,075	$—
Liability derivatives	(821)	—	(821)	—
Bank acceptances	14,460	—	14,460	—
Rabbi trust assets	2,947	2,947	—	—
Total	$18,661	$2,947	$15,714	$—

The derivative contracts are valued using observable current market information as of the reporting date such as the prevailing LIBOR-based interest rates and foreign currency spot and forward rates. Bank acceptances represent financial instruments accepted from certain China-based customers in lieu of cash paid on receivables, generally range from three to six months in maturity and are guaranteed by banks. The carrying amounts of the bank acceptances, which are included within prepaid expenses and other current assets, approximate fair value due to their short maturities. The fair values of rabbi trust assets are based on quoted market prices from various financial exchanges.

12. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three Months Ended March 31,
Pensions	2020	2019
Service cost	$1,649	$1,433
Interest cost	3,817	4,536
Expected return on plan assets	(7,393)	(7,078)
Amortization of prior service cost	80	103
Amortization of actuarial losses	3,339	2,158
Net periodic benefit cost	$1,492	$1,152

	Three Months Ended March 31,
Other Postretirement Benefits	2020	2019
Service cost	$22	$19
Interest cost	264	340
Amortization of prior service cost	7	6
Amortization of actuarial losses	23	10
Net periodic benefit cost	$316	$375

The service cost component of net periodic benefit cost is included within cost of sales and selling and administrative expenses. The components of net periodic benefit cost other than the service cost component are included in Other Income (Expense) on the Consolidated Statements of Income.
13. Income Taxes

The Company's effective tax rate for the first quarter of 2020 was 31.5% compared with 22.3% in the first quarter of 2019 and 23.4% for the full year 2019. The increase in the first quarter of 2020 effective tax rate from the full year 2019 rate is primarily due to the recognition of tax expense related to the completed sale of the Seeger business during the first quarter of 2020 ($4,211), partially offset by a benefit related to a refund of withholding taxes that were previously paid and included in tax expense in prior years and a reduction of the statutory tax rate at one of our international operations.

The Aerospace and Industrial Segments have a number of multi-year tax holidays in Singapore and China. These holidays are subject to the Company meeting certain commitments in the respective jurisdictions. Aerospace was granted an income tax holiday for operations recently established in Malaysia. The Company anticipates the holiday beginning during the second half of 2020. The holiday will remain effective for ten years.

14. Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following tables set forth the changes in accumulated other comprehensive income (loss), net of tax, by component for the three month periods ended March 31, 2020 and 2019:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2020	$(115)	$(144,047)	$(66,333)	$(210,495)
Other comprehensive income (loss) before reclassifications	(2,879)	1,842	(36,333)	(37,370)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	542	2,639	—	3,181
Net current-period other comprehensive income (loss)	(2,337)	4,481	(36,333)	(34,189)
March 31, 2020	$(2,452)	$(139,566)	$(102,666)	$(244,684)

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2019	$834	$(138,690)	$(52,644)	$(190,500)
Other comprehensive income (loss) before reclassifications	(723)	(122)	(9,225)	(10,070)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	155	1,737	—	1,892
Net current-period other comprehensive income (loss)	(568)	1,615	(9,225)	(8,178)
March 31, 2019	$266	$(137,075)	$(61,869)	$(198,678)

The following tables set forth the reclassifications out of accumulated other comprehensive income (loss) by component for the three month periods ended March 31, 2020 and 2019:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Gains and losses on cash flow hedges
Interest rate contracts	$(61)	$142	Interest expense
Foreign exchange contracts	(523)	(337)	Net sales
	(584)	(195)	Total before tax
	42	40	Tax benefit
	(542)	(155)	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service costs	$(87)	$(109)	(A)
Amortization of actuarial losses	(3,362)	(2,168)	(A)
	(3,449)	(2,277)	Total before tax
	810	540	Tax benefit
	(2,639)	(1,737)	Net of tax

Total reclassifications in the period	$(3,181)	$(1,892)

(A) These accumulated other comprehensive income (loss) components are included within the computation of net periodic Pension and Other Postretirement Benefits cost. See Note 12.

15. Information on Business Segments

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
The following tables set forth information about the Company's operations by its two reportable segments:

	Three Months Ended March 31,
	2020	2019
Net sales
Industrial	$199,100	$242,502
Aerospace	131,571	134,190
Intersegment sales	—	—
Total net sales	$330,671	$376,692

Operating profit
Industrial	$17,924	$21,502
Aerospace	31,389	29,147
Total operating profit	49,313	50,649
Interest expense	4,324	5,113
Other expense (income), net	1,594	1,806
Income before income taxes	$43,395	$43,730

	March 31, 2020	December 31, 2019
Assets
Industrial	$1,789,094	$1,879,258
Aerospace	706,104	704,318
Other (A)	172,407	154,759
Total assets	$2,667,605	$2,738,335

(A) "Other" assets include corporate-controlled assets, the majority of which are cash and cash equivalents.

16. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. The Company accrues its estimated exposure for warranty claims at the time of sale based upon the length of the warranty period, historical experience and other related information known to the Company. Liabilities related to product warranties and extended warranties were not material as of March 31, 2020 and December 31, 2019.

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

_________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three months period ended March 31, 2020 and 2019, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 27, 2020 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Barnes Group Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries (the “Company”) as of March 31, 2020, and the related consolidated statements of income, of comprehensive income, and of cash flows for the three-month periods ended March 31, 2020 and 2019, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 24, 2020, which included a paragraph describing a change in the manner of accounting for leases in the 2019 financial statements and revenue in the 2018 financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 27, 2020

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Please refer to the Overview in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The Annual Report on Form 10-K and other documents related to the Company are located on the Company's website: www.bginc.com.

First Quarter Highlights

The Company reported net sales of $330.7 million in the first quarter of 2020, a decrease of $46.0 million or 12.2%, from the first quarter of 2019. Organic sales decreased by $31.2 million, or 8.3%, including decreases of $28.6 at Industrial and $2.6 at Aerospace. The Company completed the sale of its Seeger business on February 1, 2020, reducing sales by $10.3 million during the first quarter of 2020 relative to the prior year period (see below). The strengthening of the U.S. dollar against foreign currencies decreased net sales within the Industrial segment by approximately $4.5 million. Operating margins, however, improved from 13.4% to 14.9% during the period, largely a result of favorable productivity, the absence of short-term purchase accounting adjustments related to the acquisition of Gimatic and a higher mix of sales volumes from the Aerospace segment.

The Company completed the sale of the Seeger business effective February 1, 2020. Gross proceeds received were 39.6 million Euros ($43.7 million). The Company yielded net cash proceeds of $36.9 million after consideration of cash sold and transaction costs. The final amount of proceeds from the sale is subject to post-closing adjustments. Resulting tax charges of $4.2 million were recognized in the first quarter of 2020, following the completion of the sale. See Note 2 within the Consolidated Financial Statements for further discussion.

Impact of Coronavirus

In December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) began in Wuhan, China, and was subsequently declared a pandemic by the World Health Organization. The outbreak and a continued spread of COVID-19 has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both in the United States and abroad. As part of growing efforts to contain the spread of COVID-19, a number of state, local and foreign governments have imposed various restrictions on the conduct of business and travel. The Company's global manufacturing operations of essential systems and components continues at reduced levels, with minimal plant closures. As a result of the COVID-19 pandemic and in support of continuing its manufacturing efforts, the Company has undertaken a number of steps to protect its employees, suppliers and customers. The Company’s global supply chain management team continues to monitor and manage its ability to operate effectively, however, to date, the Company has not experienced any significant disruptions within its supply chain. Ongoing communications with the Company's suppliers to identify and mitigate risk and to manage inventory levels will continue. Notwithstanding the Company's continued operations, COVID-19 has begun to have and may have further negative impacts on its operations, customers and supply chain even after the preventative and precautionary measures being taken.

The Company maintains sufficient liquidity and will continue to evaluate ways to enhance its liquidity position as it navigates through the disrupted business environment that has resulted from COVID-19. As of March 31, 2020, the Company held $112.8 million in cash and cash equivalents and had $320.9 million of undrawn borrowing capacity under its $1,000.0 million Amended Credit Facility, subject to covenants in the Company's revolving debt agreements. The Company remained in compliance with all covenants under its revolving Credit Agreement, which matures in February 2022, as of March 31, 2020. At this time, the Company has not drawn on its debt agreements as it believes the availability of those funds are not at risk given the strength of the underlying bank syndicate. The Company does not currently anticipate requiring any additional debt facilities, nor does it anticipate a material change in the terms or covenants pertaining to its current facilities. Given the current environment, the Company is closely monitoring its cash generation, usage and preservation including the management of working capital to generate cash. To better align costs with the current business environment, the Company has taken several actions which include temporary reductions in compensation for salaried employees including Company officers and Board directors, employee furloughs and reductions in discretionary expenses. As well, management has now suspended share repurchase activity. See additional discussion regarding liquidity within “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

Entering 2020, automotive, tool and die, and personal care and packaging end markets were experiencing lingering softness. Given the onset of the COVID-19 outbreak, sales pressure increased further within these markets. Medical end markets are expected to remain favorable. Aerospace end markets remained strong entering 2020, however the Company currently anticipates growing sales pressure within OEM as certain aircraft programs have been delayed as a result of COVID-19. Within the aftermarket businesses, aircraft are being removed from service and utilization is reduced. See additional discussion regarding the anticipated financial impact of COVID-19 within “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlooks”.

RESULTS OF OPERATIONS

Net Sales

	Three Months Ended March 31,
(in millions)	2020	2019	Change
Industrial	$199.1	$242.5	$(43.4)	(17.9)%
Aerospace	131.6	134.2	(2.6)	(2.0)%
Total	$330.7	$376.7	$(46.0)	(12.2)%

The Company reported net sales of $330.7 million in the first quarter of 2020, a decrease of $46.0 million or 12.2%, from the first quarter of 2019. Organic sales decreased by $31.2 million, or 8.3%, including decreases of $28.6 at Industrial and $2.6 at Aerospace. The decrease at Industrial was driven by organic sales declines within several of the Industrial business units, due partially to continued softness in automotive end markets, reflecting global uncertainty, and potential changes in regulatory requirements related to personal care and packaging markets, partially offset by increased volumes within medical end markets. The Automation business experienced slight growth during the current period. Sales at Industrial during the first quarter of 2019 also included a $2.6 million commercial settlement attributed to a patent-related matter. The Company completed the sale of its Seeger business on February 1, 2020, reducing sales by $10.3 million during the first quarter of 2020 relative to the prior year period. The decrease at Aerospace was driven by a decline in sales within the original equipment manufacturing business ("OEM"), partially offset by sales growth within the aftermarket businesses. The decline in OEM sales was attributed to the 737 Max aircraft, following a suspension of production by Boeing. The strengthening of the U.S. dollar against foreign currencies decreased net sales within the Industrial segment by approximately $4.5 million.

The impacts of the COVID-19 outbreak also began to impact sales during the first quarter of 2020. Beginning late in the first quarter, Industrial and Aerospace business units began to experience the negative impact on demand for certain products and services due to COVID-19's disruption of global manufacturing and consumer spending. Much of the Company's global manufacturing of essential systems and components continues at reduced levels, however the current situation is very dynamic, and visibility of future operations is challenged. See additional discussion related to the anticipated financial impacts of COVID-19 within the segment outlooks below. See discussion related to COVID-19's risk on the Company's Consolidated Financial Statements within Part II, Item 1A.

Expenses and Operating Income

	Three Months Ended March 31,
(in millions)	2020	2019	Change
Cost of sales	$208.2	$244.6	$(36.4)	(14.9)%
% sales	63.0%	64.9%
Gross profit (1)	$122.4	$132.0	$(9.6)	(7.3)%
% sales	37.0%	35.1%
Selling and administrative expenses	$73.1	$81.4	$(8.3)	(10.2)%
% sales	22.1%	21.6%
Operating income	$49.3	$50.6	$(1.3)	(2.6)%
% sales	14.9%	13.4%

(1) Sales less cost of sales.

Cost of sales in the first quarter of 2020 decreased 14.9% from the 2019 period, while gross profit margin increased from 35.1% in the 2019 period to 37.0% in the 2020 period. Gross margins improved at both Industrial and Aerospace. At Industrial, gross profit decreased primarily as a result of the reduced profit impact of lower sales volumes. Gross margin at Industrial, however, increased during the 2020 period, driven primarily by the absence of $4.0 million of short-term purchase accounting adjustments related to the acquisition of Gimatic and favorable productivity. Within Aerospace, increased volumes within the maintenance overhaul and repair and spare parts businesses, in particular, contributed to the increased gross profit and improvement in gross margin during the first quarter of 2020. Selling and administrative expenses in the first quarter of 2020 decreased 10.2% from the 2019 period due to the absence of costs related to workforce reductions during the 2019 period, lower amortization of certain intangibles related to earlier acquisitions and a reduction in employee related costs (including lower incentive compensation), partially offset by $2.4 million of divestiture charges related to the completion of the Seeger sale. As a percentage of sales, selling and administrative costs increased slightly from 21.6% in the first quarter of 2019 to 22.1% in the 2020 period. Operating income in the first quarter of 2020 decreased by 2.6% to $49.3 million compared with the first quarter of 2019, however operating income margin increased from 13.4% to 14.9%, primarily driven by the benefits to Cost of Sales at Industrial noted above and a higher mix of sales volumes from the Aerospace segment.

Interest expense
Interest expense decreased by $0.8 million in the first quarter of 2020 as compared with the prior year period, primarily a result of decreased average borrowings and lower average interest rates.

Other expense (income), net
Other expense (income), net in the first quarter of 2020 was $1.6 million compared to $1.8 million in the first quarter of 2019. Other expense (income) in the current period included a foreign currency gain of $0.3 million and the 2019 period included a foreign currency loss of $1.1 million.

Income Taxes
The Company's effective tax rate for the first quarter of 2020 was 31.5% compared with 22.3% in the first quarter of 2019 and 23.4% for the full year 2019. The increase in the first quarter of 2020 effective tax rate from the full year 2019 rate is primarily due to the recognition of tax expense related to the completed sale of the Seeger business during the first quarter of 2020 ($4.2 million), partially offset by a benefit related to a refund of withholding taxes that were previously paid and included in tax expense in prior years and a reduction of the statutory tax rate at one of our international operations.

The Aerospace and Industrial Segments have a number of multi-year tax holidays in Singapore and China. These holidays are subject to the Company meeting certain commitments in the respective jurisdictions. Aerospace was granted an income tax holiday for operations recently established in Malaysia. The Company anticipates the holiday beginning during the second half of 2020. The holiday will remain effective for ten years.

Income and Income per Share

	Three Months Ended March 31,
(in millions, except per share)	2020	2019	Change
Net income	$29.7	$34.0	$(4.3)	(12.5)%
Net income per common share:
Basic	$0.58	$0.66	$(0.08)	(12.1)%
Diluted	0.58	0.65	(0.07)	(10.8)%
Weighted average common shares outstanding:
Basic	51.1	51.7	(0.6)	(1.2)%
Diluted	51.5	52.2	(0.7)	(1.3)%

Basic and diluted net income per common share decreased for the three month period as compared to 2019. The decreases were due to the decrease in net income for the period and were partially offset by the impact of reductions in both basic and diluted weighted average common shares outstanding which decreased due to the repurchase of 900,000 and 396,000 shares during 2019 and 2020, respectively, as part of the Company's publicly announced Repurchase Program. The impact of the repurchased shares was partially offset by the issuance of additional shares for employee stock plans.

Financial Performance by Business Segment

Industrial

	Three Months Ended March 31,
(in millions)	2020	2019	Change
Sales	$199.1	$242.5	$(43.4)	(17.9)%
Operating profit	17.9	21.5	(3.6)	(16.6)%
Operating margin	9.0%	8.9%

Sales at Industrial were $199.1 million in the first quarter of 2020, a $43.4 million, or 17.9% decrease from the first quarter of 2019. Organic sales decreased by $28.6 million, or 11.8%, during the 2020 period, driven by declines in sales within each of the businesses, with the exception of Automation. Softness in automotive end markets continued to negatively impact sales volumes, largely due to lower global auto production rates and delays in automotive model change releases, reflecting ongoing global trade uncertainty. Sales within the personal care and packaging markets continued to be impacted by proposed environmental regulations affecting product and packaging composition and disposability. Increased volumes within the medical end market, however, partially offset the automotive, personal care and packaging related volume declines. Sales during the first quarter of 2019 also included a $2.6 million commercial settlement of a patent-related matter. The Company completed the sale of its Seeger business on February 1, 2020, reducing sales by $10.3 million during the first quarter of 2020 relative to the prior year period. Beginning in February 2020, Industrial began to experience further softness in China end markets resulting from the negative impacts of the COVID-19 pandemic, with softness expanding into European and North American markets in March 2020. See additional discussion below and within Part II, Item 1A. Foreign currency decreased sales by approximately $4.5 million as the U.S. dollar strengthened against foreign currencies.

Operating profit in the first quarter of 2020 at Industrial was $17.9 million, a decrease of $3.6 million from the first quarter of 2019. Operating profit was negatively impacted by the lower profit contribution of declining organic sales volumes across the businesses and $2.4 million of divestiture charges related to the completion of the Seeger sale. Favorable productivity, including the absence of costs related to workforce reductions during the 2019 period, lower amortization of certain intangibles related to earlier acquisitions and a reduction in employee related costs (including lower incentive compensation) partially offset the profit impact of lower volumes within Industrial. The first quarter of 2019 also included $4.0 million of short-term purchase accounting adjustments related to the acquisition of Gimatic and the operating profit benefit of the $2.6 million commercial settlement. Operating margin increased from 8.9% in the 2019 period to 9.0% in the 2020 period, primarily a result of the net benefits described above.

Outlook: In Industrial, management remains focused on generating organic sales growth through the introduction of new products and services and by leveraging the benefits of its diversified products and global industrial end-markets, however the onset of the COVID-19 pandemic has presented new challenges for the Company. Our ability to generate sales growth is subject to recent disruptions within the global markets served by all of our businesses. Entering 2020, automotive, tool and die, and personal care and packaging end markets were experiencing lingering softness. Given the onset of COVID-19, sales pressure increased further within these markets. Markets in China have recently begun to indicate signs of recovery, however European and North American markets continue to remain challenged given ongoing restrictions on business and travel. Several automotive plants, including plants operated by certain of our more significant customers, experienced closures during the first quarter. General industrial end markets reflect indications of further softening from restricted levels of investment and capital expenditures. Orders within these end markets have continued to decline throughout the first quarter and into the second quarter as a result of the COVID-19 disruption, with further sales deterioration anticipated throughout the second quarter. These markets are expected to recover slowly as the global economic environment improves. Medical end markets are expected to remain favorable. For overall industrial end-markets, the manufacturing Purchasing Managers' Index ("PMI") has reflected the impacts of COVID-19. PMI in both North America and Europe has further deteriorated since December 31, 2019, to below 50 within both regions as of March 31, 2020. PMI in China declined to nearly 40 through February 2020, however it has gradually recovered through March, returning to 50 as of March 31, 2020. Global forecasted production for light vehicles has continued to decline within the Europe, China and North America markets throughout the first quarter of 2020. Within our Molding Solutions business, the global medical market remains healthy, while the automotive hot runner market remains soft given the delay in model launches by automotive original equipment manufacturers, further intensified by the impacts of COVID-19. Proposed environmental regulations affecting product and packaging composition and disposability may continue to impact sales within these end markets. Overall industrial end-markets may also be impacted by uncertainty related to current and proposed tariffs announced by the United States and the China governments, although developments in this area have been muted given the global shift in focus to combating COVID-19. As noted above, our first three months of sales were negatively impacted by $4.5 million from fluctuations in foreign currencies. To the extent that the U.S. dollar fluctuates relative to other foreign currencies, our sales may continue to be impacted by foreign currency relative to the prior year periods. The relative impact on operating profit is not expected to be as significant as the impact on sales as most of our businesses have expenses primarily denominated in local currencies, where their revenues reside, however operating margins may be impacted. Although the Company's near-term focus remains on the preservation of cash and liquidity given the disruption caused by COVID-19, the Company also remains focused long term on sales growth through acquisition and expanding geographic reach. Strategic investments in new technologies, manufacturing processes and product development are expected to provide incremental benefits over the long term and management continues to evaluate such opportunities.

Given the recent pressures on sales growth resulting from COVID-19, the Company is focused on the proactive management of costs as it takes action to mitigate the impacts on operating profit. While management also remains focused on strategic investments and new product and process introductions in the long term, driving productivity by leveraging the Barnes Enterprise System in the short-term is a strategic initiative. Operating profit is anticipated to be impacted by changes in sales volume noted above, mix and pricing, and the levels of short term investments made within each of the Industrial businesses. Operating profit may also be impacted by enactment of or changes in tariffs, trade agreements and trade policies that may affect the cost and/or availability of goods, including aluminum and steel. Costs associated with new product and process introductions, restructuring and other cost initiatives, strategic investments and the integration of acquisitions may negatively impact operating profit.

Aerospace

	Three Months Ended March 31,
(in millions)	2020	2019	Change
Sales	$131.6	$134.2	$(2.6)	(2.0)%
Operating profit	31.4	29.1	2.2	7.7%
Operating margin	23.9%	21.7%

The Aerospace segment reported sales of $131.6 million in the first quarter of 2020, a 2.0% decrease from the first quarter of 2019. A sales decrease within the OEM business was partially offset by increases within the aftermarket businesses. The decline in OEM sales was attributed to the 737 Max aircraft, following a suspension of production by Boeing. Sales within the aftermarket repair and overhaul ("MRO") and spare parts businesses increased during the first quarter of 2020 as airline traffic and aircraft utilization remained strong in the first quarter, with additional volumes being obtained largely from existing customers. Beginning in late March 2020, Aerospace began to experience demand softness resulting from the negative impacts of the COVID-19 pandemic and a resultant decline in aircraft utilization and the removal of aircraft from service by certain airlines. See additional discussion below and within Part II, Item 1A. Sales within the segment are largely denominated in U.S. dollars and therefore were not significantly impacted by changes in foreign currency.

Operating profit at Aerospace in the first quarter of 2020 increased 7.7% from the first quarter of 2019 to $31.4 million. The operating profit increase resulted from the profit impact of the increased volumes within the aftermarket businesses, as discussed above. Operating margin increased from 21.7% in the 2019 period to 23.9% in the 2020 period primarily as a result of strength within the MRO and spare parts businesses.

Outlook: Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the worldwide economy and are supported by its order backlog through participation in certain strategic commercial and military engine and airframe programs. With the onset of the COVID-19 pandemic, previously strong aerospace end markets have recently come under increased pressure. The OEM business is anticipated to experience challenges from declining aircraft demand and production cuts at Boeing and Airbus. The duration and depth of the aerospace disruptions are not determinable at this time. Backlog at OEM was $703.1 million at March 31, 2020, a decrease of 12.2% since December 31, 2019, at which time backlog was $800.7 million, with a significant portion of this decline resulting from changes in General Electric's ("GE") production schedules for aircraft engines. If the COVID-19 pandemic continues to have a material impact on the airline and aviation industry, including our more significant OEM customers, it could materially affect our Aerospace business and results of operations. Backlog may decline further as Aerospace customers adjust orders based on their changing aircraft production schedules. Approximately 45% of OEM backlog is currently scheduled to ship in the next 12 months. The Aerospace OEM business may also be impacted by changes in the content levels on certain platforms, changes in customer sourcing decisions, adjustments to customer inventory levels, commodity availability and pricing, vendor sourcing capacity and the use of alternate materials. Additional impacts may include the redesign of parts, quantity of parts per engine, cost schedules agreed to under contract with the engine manufacturers, as well as the pursuit and duration of new programs.

In the Aerospace aftermarket business, the COVID-19 pandemic is also impacting previously strong aerospace end markets. Significantly reduced aircraft utilization, increased levels of aircraft being removed from service, and reduced airline profitability are expected to impact our business on a go forward basis. Sales in the Aerospace aftermarket business may also be impacted by inventory management and changes in customer sourcing, deferred or limited maintenance activity during engine shop visits and the use of surplus (used) material during the engine repair and overhaul process. Management believes that its Aerospace aftermarket business continues to be competitively positioned based on well-established long-term customer relationships, including maintenance and repair contracts in the MRO business and long-term Revenue Sharing Programs ("RSPs") and Component Repair Programs ("CRPs"). The MRO business may also be potentially impacted by airlines that closely manage their aftermarket costs as engine performance and quality improves. Fluctuations in fuel costs and their impact on airline profitability and behaviors within the aerospace industry could also impact levels and frequency of aircraft maintenance and overhaul activities, and airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the economics associated with new fuel efficient technologies.

Given the recent pressures on sales growth resulting from COVID-19, the Company is focused on the proactive management of costs as it takes action to mitigate an anticipated deterioration of operating profit. Management also remains focused on strategic investments and new product and process introductions. Maintaining productivity through the application of the Barnes Enterprise System continues as a key initiative. Operating profit is expected to be affected by the impact of the changes in sales volume noted above, mix and pricing, particularly as they relate to the highly profitable aftermarket RSP spare parts business, and investments made in each of its businesses. Operating profits may also be impacted by potential changes in tariffs, trade agreements and trade policies that may affect the cost and/or availability of goods. Costs associated with new product and process introductions, the physical transfer of work to other global regions, additional productivity initiatives and restructuring activities may also negatively impact operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company's liquidity in terms of its overall ability to generate cash to fund its operating and investing activities. Of particular importance in the management of liquidity are cash flows generated from operating activities, capital expenditure levels, dividends, capital stock transactions, effective utilization of surplus cash positions overseas and adequate lines of credit. The Company maintains sufficient liquidity and will continue to evaluate ways to enhance its liquidity position as it navigates through the disrupted business environment that has resulted from COVID-19.

The Company believes that its ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow and working capital management, and anticipates that operating activities in 2020 will generate sufficient cash to fund operations. Given the recent global market disruptions caused by the COVID-19 pandemic, the Company is closely monitoring its cash generation, usage and preservation including the management of working capital to generate cash. The Company does not currently anticipate requiring any additional debt facilities, nor does it anticipate a material change in the terms or covenants pertaining to its current facilities. See additional discussion regarding currently available debt facilities below. To better align costs with the current business environment, the Company has taken several actions which include temporary reductions in compensation for salaried employees including Company officers and Board directors, employee furloughs and reductions in discretionary expenses. The Company continues to invest within its businesses, with its estimate of 2020 capital spending being lowered to approximately $45 million.

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

In October 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, as purchasers, for the issuance of $100.0 million aggregate principal amount of 3.97% senior notes due October 17, 2024 (the “3.97% Senior Notes”). The 3.97% Senior Notes are senior unsecured obligations of the Company and pay interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Senior Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Senior Notes in an amount equal to 100% of the principal amount of the 3.97% Senior Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The Note Purchase Agreement contains customary affirmative and negative covenants that are similar to the covenants required under the Amended Credit Agreement, as discussed below. At March 31, 2020, the Company was in compliance with all covenants under the Note Purchase Agreement.

The Company's borrowing capacity is limited by various debt covenants in the Amended Credit Agreement and the Note Purchase Agreement (the "Agreements"). The Agreements require the Company to maintain a ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times ("Senior Debt Ratio"), a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 3.75 times ("Total Debt Ratio") and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25, in each case at the end of each fiscal quarter; provided that the debt to EBITDA ratios are permitted to increase for a period of four fiscal quarters after the closing of certain permitted acquisitions. A permitted acquisition is defined as an acquisition exceeding $150.0 million, for which the acquisition of Gimatic qualified. With the completion of a permitted acquisition, the Senior Debt Ratio cannot exceed 3.50 times and the Total Debt Ratio cannot exceed 4.25 times. The increased ratios are allowed for a period of four fiscal quarters subsequent to the close of the permitted acquisition and therefore expired in the fourth quarter of 2019. At March 31, 2020, the Company was in compliance with all covenants under the Agreements. The Company's most restrictive financial covenant is the Senior Debt Ratio, which requires the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.25 times at March 31, 2020. The actual ratio at March 31, 2020 was 2.39 times, as defined.

During the first three months of 2020, the Company repurchased 0.4 million shares of the Company's stock under the publicly announced Repurchase Program, at a cost of $15.6 million. See "Part II - Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds". Management has now suspended share repurchase activity as a result of the COVID-19 pandemic. Given the uncertainty of the current business environment at this time, the Company does not have an expected timeframe as to when share repurchases will resume.

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the Amended Credit Facility and currently expects that its bank syndicate, comprised of 14 banks, will continue to support its Amended Credit Agreement which matures in February 2022. At March 31, 2020, the Company had $320.9 million unused and available for borrowings under its $1,000.0 million Amended Credit Facility, subject to covenants in the Company's revolving debt agreements. At March 31, 2020, additional borrowings of $464.6 million of Total Debt including $294.2 million of Senior Debt would have been allowed under the financial covenants. The Company intends to use borrowings under its Amended Credit Facility to support the Company's ongoing growth initiatives, however the probability of an acquisition or divestiture in the near-term is unlikely given the current business environment. Nonetheless, the Company continues to analyze potential acquisition targets and end markets that meet our strategic criteria with an emphasis on proprietary, highly-engineered industrial technologies. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements. At this time, the Company has not drawn on its debt agreements as a result of COVID-19, as it believes the availability of those funds are not at risk given the strength of the underlying bank syndicate. The Company maintains communication with its bank syndicate as it continues to monitor its cash requirements.

The Company had $27.9 million in borrowings under short-term bank credit lines at March 31, 2020.

The Company entered into an interest rate swap agreement (the "Swap") on April 28, 2017, with one bank, which converts the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The swap expires on January 31, 2022. At March 31,

2020 and December 31, 2019, the Company's total borrowings were comprised of approximately 25% fixed rate debt and 75% variable rate debt.

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

The Company completed the sale of the Seeger business to KNG effective February 1, 2020. Gross proceeds received were 39.6 million Euros ($43.7 million). The Company yielded net cash proceeds of $36.9 million after consideration of cash sold and transaction costs. The final amount of proceeds from the sale is subject to post-closing adjustments. Resulting tax charges of $4.2 million were recognized in the first quarter of 2020 following the completion of the sale. The Company utilized the proceeds from the sale to reduce debt under the Amended Credit Facility.

At March 31, 2020, the Company held $112.8 million in cash and cash equivalents, the majority of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions and are expected to primarily fund international investments.

In 2019, the Company contributed $15.0 million of discretionary contributions to its U.S Qualified pension plans. The Company currently does not plan to make any additional discretionary contributions to its U.S. Qualified pension plans, however approximately $4.4 million is expected to be made into its U.S. Non-qualified and international pension plans throughout 2020.

Cash Flow

	Three Months Ended March 31,
(in millions)	2020	2019	Change
Operating activities	$47.2	$53.1	$(5.9)
Investing activities	18.5	(13.4)	31.9
Financing activities	(43.6)	(37.0)	(6.6)
Exchange rate effect	(3.1)	0.1	(3.2)
Increase in cash	$19.0	$2.8	$16.2

Operating activities provided $47.2 million in the first three months of 2020 compared to $53.1 million in the first three months of 2019. Operating cash flows in the 2019 period included cash generated by working capital of $2.5 million as compared with a use of $1.9 million in the 2020 period, which was driven by growth in inventory.

Investing activities generated $18.5 million in the first three months of 2020 and used $13.4 million in the first three months of 2019. Net cash proceeds of $36.9 million, less $6.6 million which is classified as restricted cash (recorded within other assets on the Consolidated Balance Sheet as of March 31, 2020), from the sale of the Seeger business are included in investing activities for the 2020 period. See Note 2 of the Consolidated Financial Statements. Investing activities in the 2020 period also included capital expenditures of $11.9 million compared to $13.7 million in the 2019 period. The Company expects capital spending in 2020 to approximate $45 million.

Financing activities in the first three months of 2020 included a net decrease in borrowings of $12.7 million compared to $28.3 million in the comparable 2019 period. In 2019, the Company borrowed 44.1 million Euros ($49.5 million) under the Amended Credit Facility through an international subsidiary. The proceeds were distributed to the Parent Company and subsequently used to pay down U.S. borrowings under the Amended Credit Agreement. During the first three months of 2020, the Company repurchased 0.4 million shares of the Company's stock at a cost of $15.6 million. There were no repurchases under the Repurchase Program during the first three months of 2019. Total cash used to pay dividends was $8.1 million in the 2020 period compared to $8.2 million in the 2019 period. Other financing cash flows during the first three months of 2020 and 2019 include $7.2 million and $1.3 million, respectively, of net cash payments resulting from the settlement of foreign currency hedges related to intercompany financing.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At March 31, 2020, $679.1 million was borrowed at an average interest rate of 1.44% under the Company's $1,000.0 million Amended Credit Facility which matures in February 2022. In addition, as of March 31, 2020, the Company had $27.9 million in borrowings under short-term bank credit lines. At March 31, 2020, the Company's total borrowings were comprised of 25% fixed rate debt and 75% variable rate debt. The interest payments on $100.0 million of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the respective interest rate swap that was executed in April 2017.

Debt Covenants

As noted above, borrowing capacity is limited by various debt covenants in the Company's debt agreements. Following is a reconciliation of Consolidated EBITDA, a key metric in the debt covenants, to the Company's net income (in millions):

Four fiscal quarters ended March 31, 2020
Net income	$154.1
Add back:
Interest expense	19.8
Income taxes	52.4
Depreciation and amortization	97.6
Adjustment for non-cash stock based compensation	12.5
Amortization of Gimatic acquisition inventory step-up	(1.9)
Due diligence and transaction expenses	4.0
Non-cash impairment charge (see Note 2)	5.6
Other adjustments	(3.2)
Consolidated EBITDA, as defined within the Amended Credit Agreement	$340.9

Consolidated Senior Debt, as defined, as of March 31, 2020	$813.7
Ratio of Consolidated Senior Debt to Consolidated EBITDA	2.39
Maximum	3.25
Consolidated Total Debt, as defined, as of March 31, 2020	$813.7
Ratio of Consolidated Total Debt to Consolidated EBITDA	2.39
Maximum	3.75
Consolidated Cash Interest Expense, as defined, as of March 31, 2020	$19.8
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	17.18
Minimum	4.25

The Amended Credit Agreement allows for certain adjustments within the calculation of the financial covenants. Other adjustments consist primarily of changes in accounting as permitted under the Amended Credit Agreement. The Company's financial covenants are measured as of the end of each fiscal quarter. At March 31, 2020, additional borrowings of $464.6 million of Total Debt including $294.2 million of Senior Debt would have been allowed under the covenants. Senior Debt includes primarily the borrowings under the Amended Credit Facility, the 3.97% Senior Notes and the borrowings under the lines of credit. The Company's unused committed credit facilities at March 31, 2020 were $320.9 million; however, the borrowing capacity was limited by the debt covenants to $294.2 million at March 31, 2020.

OTHER MATTERS

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The most significant areas involving management judgments and estimates are described in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. Actual results could differ from those estimates. There have been no material changes to such judgments and estimates.

EBITDA

Earnings before interest expense, income taxes, and depreciation and amortization ("EBITDA") for the first quarter of 2020 was $71.3 million compared to $73.9 million in the first quarter of 2019. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes, and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors. Accordingly, the calculation has limitations depending on its use.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Three Months Ended March 31,
	2020	2019
Net income	$29.7	$34.0
Add back:
Interest expense	4.3	5.1
Income taxes	13.7	9.7
Depreciation and amortization	23.6	25.1
EBITDA	$71.3	$73.9

FORWARD-LOOKING STATEMENTS

Certain of the statements in this quarterly report contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements do not constitute guarantees of future performance and are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. These include, among others: difficulty maintaining relationships with employees, including unionized employees, customers, distributors, suppliers, business partners or governmental entities; failure to successfully negotiate collective bargaining agreements or potential strikes, work stoppages or other similar events; difficulties leveraging market opportunities; changes in market demand for our products and services; rapid technological and market change; the ability to protect and avoid infringing upon intellectual property rights; introduction or development of new products or transfer of work; higher risks in global operations and markets; the impact of intense competition; acts of terrorism, cybersecurity attacks or intrusions that could adversely impact our businesses; the impacts of the COVID-19 pandemic on our business, including on demand, supply chains, operations and our ability to maintain sufficient liquidity throughout the unknown duration and severity of the crisis; uncertainties relating to conditions in financial markets; currency fluctuations and foreign currency exposure; future financial performance of the industries or customers that we serve; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; inability to realize expected sales or profits from existing backlog due to a range of factors, including changes in customer sourcing decisions, material changes, production schedules and volumes of specific programs; the impact of government budget and funding decisions; government tariffs, trade agreements and trade policies; the impact of new or revised tax laws and regulations; the adoption of laws, directives or regulations that impact the materials processed by our products or their end markets; changes in raw material or product prices and availability; restructuring costs or savings; the continuing impact of prior acquisitions and divestitures;

integration of acquired businesses; and any other future strategic actions, including acquisitions, divestitures, restructurings, or strategic business realignments, and our ability to achieve the financial and operational targets set in connection with any such actions; the outcome of pending and future legal, governmental, or regulatory proceedings and contingencies; product liabilities and uninsured claims; future repurchases of common stock; future levels of indebtedness; and numerous other matters of a global, regional or national scale, including those of a political, economic, business, competitive, environmental, regulatory and public health nature (including the COVID-19 pandemic); and other risks and uncertainties described in documents filed with or furnished to the Securities and Exchange Commission ("SEC") by the Company, including, among others, those in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors sections of the Company's filings. The Company assumes no obligation to update its forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's first fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following represents a material change in our Risk Factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis could adversely affect our business, results of operations and financial condition.

The COVID-19 pandemic (“COVID-19”) has negatively impacted the global economy, disrupted global supply chains and created significant volatility, uncertainty and disruption within financial markets. COVID-19 has adversely affected, and poses risks to, our business, including our operational and financial performance. The extent to which COVID-19 impacts our performance depends on numerous evolving factors, many of which are highly uncertain, including, among other things, the duration and spread of COVID-19, its severity, and the actions taken in response to it; the effect on our customers and customer demand for our products and services; our ability to sell and provide our products and services, including as a result of travel restrictions and “shelter in place” orders; the ability of our customers to pay for our products and services; and any closures of our offices and facilities as well as those of our customers and suppliers. Customers may also decelerate decision making, delay planned work or seek to terminate existing agreements. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.

Additionally, COVID-19 has had a material impact on the air travel and aviation industries. Several countries, including the United States, have taken steps to restrict air travel, and many companies have adopted policies prohibiting non-essential business travel by their employees. Even in the absence of formal restrictions and prohibitions, contagious illness and fear of contagion could adversely affect travel behavior. Current travel restrictions, as well as expected changes in the propensity for the general public to travel by air as a result of COVID-19, has caused reductions in demand for commercial aircraft. If COVID-19 continues to have a material impact on the airline and aviation industry, including on General Electric, which accounted for approximately 20% of our total sales and 55% of Aerospace’s net sales in 2019, and our other large customers, it could materially affect the business and results of operations of our Aerospace business.

To the extent COVID-19 or any worsening of the global business and economic environment as a result thereof adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1-31, 2020	938		$64.64	—	4,100,000
February 1-29, 2020	223		$65.07	—	4,100,000
March 1-31, 2020	396,192		$39.27	396,000	3,704,000
Total	397,353	(1)	$39.35	396,000

(1)
Other than 396,000 shares purchased during the first quarter of 2020, which were purchased as part of the Company's Repurchase Program (defined below), all acquisitions of equity securities were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

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

Item 6. Exhibits

Exhibit 10.1	Offer Letter to James C. Pelletier dated February 14, 2020.
Exhibit 10.2
Form of Barnes Group Inc. Stock and Incentive Award Plan Performance Share Award Summary of Grant and Performance Share Award Agreement for Officers and Other Individuals as Designated by the Compensation and Management Development Committee dated as of February 13, 2020.

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

Barnes Group Inc.
(Registrant)

Date:	April 27, 2020	/s/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr. Senior Vice President, Finance Chief Financial Officer (Principal Financial Officer)

Date:	April 27, 2020	/s/ MARIAN ACKER
Marian Acker Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended March 31, 2020

Exhibit No.	Description	Reference
10.1	Offer Letter to James C. Pelletier dated February 14, 2020.	Filed with this report.
10.2
Form of Barnes Group Inc. Stock and Incentive Award Plan Performance Share Award Summary of Grant and Performance Share Award Agreement for Officers and Other Individuals as Designated by the Compensation and Management Development Committee dated as of February 13, 2020.
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