Form 10-Q
period 2020-06-30
BARNES GROUP INC
filed 2020-07-28
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

The registrant had outstanding 50,529,968 shares of common stock as of July 22, 2020.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended June 30, 2020

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” under Part I - Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$235,537	$371,669	$566,207	$748,360

Cost of sales	147,058	238,306	355,306	482,949
Selling and administrative expenses	78,364	76,406	151,472	157,804
	225,422	314,712	506,778	640,753
Operating income	10,115	56,957	59,429	107,607

Interest expense	3,898	5,399	8,223	10,512
Other expense (income), net	1,060	1,712	2,654	3,519
Income before income taxes	5,157	49,846	48,552	93,576
Income taxes	4,590	12,230	18,252	21,968
Net income	$567	$37,616	$30,300	$71,608

Per common share:
Basic	$0.01	$0.73	$0.60	$1.39
Diluted	0.01	0.73	0.59	1.38

Weighted average common shares outstanding:
Basic	50,764,575	51,251,149	50,912,854	51,454,844
Diluted	51,008,922	51,743,483	51,200,967	51,965,343

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$567	$37,616	$30,300	$71,608
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on hedging activities, net of tax (1)	811	(1,225)	(1,526)	(1,793)
Foreign currency translation adjustments, net of tax (2)	20,256	4,001	(16,077)	(5,224)
Defined benefit pension and other postretirement benefits, net of tax (3)	(4,023)	1,922	458	3,537
Total other comprehensive income (loss), net of tax	17,044	4,698	(17,145)	(3,480)
Total comprehensive income	$17,611	$42,314	$13,155	$68,128

(1) Net of tax of $269 and $(380) for the three months ended June 30, 2020 and 2019, respectively, and $(554) and $(555) for the six months ended June 30, 2020 and 2019, respectively.

(2) Net of tax of $0 and $67 for the three months ended June 30, 2020 and 2019, respectively, and $(66) and $(33) for the six months ended June 30, 2020 and 2019, respectively.

(3) Net of tax of $(1,198) and $569 for the three months ended June 30, 2020 and 2019, respectively, and $(388) and $1,109 for the six months ended June 30, 2020 and 2019, respectively.

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$74,238	$93,805
Accounts receivable, less allowances (2020 - $5,861; 2019 - $5,197)	256,955	348,974
Inventories	262,620	232,706
Prepaid expenses and other current assets	71,709	67,532
Assets held for sale	—	21,373
Total current assets	665,522	764,390

Deferred income taxes	25,481	21,235

Property, plant and equipment	849,817	840,640
Less accumulated depreciation	(500,332)	(484,037)
	349,485	356,603

Goodwill	934,001	933,022
Other intangible assets, net	558,280	581,116
Other assets	55,727	53,924
Assets held for sale	—	28,045
Total assets	$2,588,496	$2,738,335

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$5,341	$7,724
Accounts payable	104,374	118,509
Accrued liabilities	222,422	209,992
Long-term debt - current	1,811	2,034
Liabilities held for sale	—	4,616
Total current liabilities	333,948	342,875

Long-term debt	711,357	825,017
Accrued retirement benefits	93,432	93,358
Deferred income taxes	87,198	88,408
Long-term tax liability	59,063	66,012
Other liabilities	45,792	45,148
Liabilities held for sale	—	6,989

Commitments and contingencies (Note 16)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2020 - 63,904,435 shares; 2019 - 63,872,756 shares)	639	639
Additional paid-in capital	495,419	489,282
Treasury stock, at cost (2020 - 13,449,860 shares; 2019 - 13,051,256 shares)	(513,761)	(498,074)
Retained earnings	1,503,049	1,489,176
Accumulated other non-owner changes to equity	(227,640)	(210,495)
Total stockholders' equity	1,257,706	1,270,528
Total liabilities and stockholders' equity	$2,588,496	$2,738,335

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net income	$30,300	$71,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,258	50,251
Gain on disposition of property, plant and equipment	(111)	(38)
Stock compensation expense	5,798	6,294
Seeger divestiture charges	6,620	—
Changes in assets and liabilities, net of the effects of divestitures:
Accounts receivable	89,426	11,691
Inventories	(32,551)	5,639
Prepaid expenses and other current assets	(6,607)	(11,927)
Accounts payable	(12,401)	(10,355)
Accrued liabilities	2,581	(3,843)
Deferred income taxes	(5,417)	(1,706)
Long-term retirement benefits	(2,730)	(2,682)
Long-term tax liability	—	(6,949)
Other	2,911	172
Net cash provided by operating activities	123,077	108,155

Investing activities:
Proceeds from disposition of property, plant and equipment	230	173
Proceeds from the sale of businesses, net of cash sold	36,879	—
Investment in restricted cash	(6,621)	—
Capital expenditures	(19,800)	(25,434)
Net cash provided (used) in investing activities	10,688	(25,261)

Financing activities:
Net change in other borrowings	(2,167)	25,012
Payments on long-term debt	(164,370)	(222,322)
Proceeds from the issuance of long-term debt	50,000	175,918
Proceeds from the issuance of common stock	350	1,169
Common stock repurchases	(15,550)	(50,347)
Dividends paid	(16,205)	(16,303)
Withholding taxes paid on stock issuances	(137)	(186)
Other	(3,531)	(1,715)
Net cash used in financing activities	(151,610)	(88,774)

Effect of exchange rate changes on cash flows	(1,722)	31
Decrease in cash and cash equivalents	(19,567)	(5,849)
Cash and cash equivalents at beginning of period	93,805	100,719
Cash and cash equivalents at end of period	$74,238	$94,870

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data)
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income, comprehensive income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The outbreak and a continued spread of COVID-19 has resulted in a substantial curtailment of business activities worldwide and has caused weakened economic conditions, both in the United States and abroad. COVID-19 has had, and may continue to have, a significant negative impact on the Company's ongoing operations and the end markets in which it serves. The Company has assessed the impacts that COVID-19 has had on its accounting estimates, assumptions and disclosures. The consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2019 has been derived from the 2019 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair statement of the results, have been included. Operating results for the six-month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

The Company utilized the proceeds from the sale to reduce debt under the Amended Credit Facility. Pursuant to the SPA, 6,000 Euros of the proceeds were placed in escrow and will be released pro-ratably through 2024, pending any potential settlement of claims. Cash related to a pending claim would remain in escrow until a final determination of the claim has been made. The Company has recorded the restricted cash in other assets as of June 30, 2020.

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

In August 2017, the FASB amended its guidance related to hedge accounting. The amended guidance made more financial and nonfinancial hedging strategies eligible for hedge accounting, amends presentation and disclosure requirements and changes the assessment of effectiveness. The guidance also more closely aligned hedge accounting with management strategies, simplified application and increased the transparency of hedging. The amended guidance was effective January 1, 2019, with early adoption permitted in any interim period. The Company adopted the amended guidance on January 1, 2019 and it did not have a material impact on the Consolidated Financial Statements, however it did result in amendments to certain disclosures required pursuant to the earlier guidance. See Note 10 of the Consolidated Financial Statements.

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

4. Revenue

The Company is a global provider of highly engineered products, differentiated industrial technologies, and innovative solutions, serving a wide range of end markets and customers. Its specialized products and services are used in far-reaching applications including aerospace, transportation, manufacturing, automation, healthcare and packaging.

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

The following table presents the Company's revenue disaggregated by products and services, and geographic regions, by segment:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Industrial	Aerospace	Total Company	Industrial	Aerospace	Total Company
Product and Services
Engineered Components Products	$25,961	$—	$25,961	$73,668	$—	$73,668
Molding Solutions Products	93,779	—	93,779	191,185	—	191,185
Force & Motion Control Products	34,646	—	34,646	74,437	—	74,437
Automation Products	10,643	—	10,643	24,838	—	24,838
Aerospace Original Equipment Manufacturer Products	—	44,617	44,617	—	126,323	126,323
Aerospace Aftermarket Products and Services	—	25,891	25,891	—	75,756	75,756
	$165,029	$70,508	$235,537	$364,128	$202,079	$566,207

Geographic Regions (A)
Americas	$53,911	$47,627	$101,538	$134,555	$140,205	$274,760
Europe	68,351	14,440	82,791	150,215	39,603	189,818
Asia	41,763	7,537	49,300	77,256	19,233	96,489
Rest of World	1,004	904	1,908	2,102	3,038	5,140
	$165,029	$70,508	$235,537	$364,128	$202,079	$566,207

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Industrial	Aerospace	Total Company	Industrial	Aerospace	Total Company
Product and Services
Engineered Components Products	$65,539	$—	$65,539	$135,223	$—	$135,223
Molding Solutions Products	105,902	—	105,902	212,697	—	212,697
Force & Motion Control Products	47,454	—	47,454	99,070	—	99,070
Automation Products	14,509	—	14,509	28,916	—	28,916
Aerospace Original Equipment Manufacturer Products	—	93,884	93,884	—	181,822	181,822
Aerospace Aftermarket Products and Services	—	44,381	44,381	—	90,632	90,632
	$233,404	$138,265	$371,669	$475,906	$272,454	$748,360

Geographic Regions (A)
Americas	$87,146	$102,127	$189,273	$185,434	$198,271	$383,705
Europe	89,650	23,390	113,040	184,080	47,714	231,794
Asia	55,469	12,203	67,672	104,411	24,607	129,018
Rest of World	1,139	545	1,684	1,981	1,862	3,843
	$233,404	$138,265	$371,669	$475,906	$272,454	$748,360

(A) Sales by geographic region are based on the location to which the product is shipped.

Revenue from products and services transferred to customers at a point in time accounted for approximately 80 percent and 85 percent of total revenue for the three and six month periods ended June 30, 2020, respectively, and approximately 90 percent of revenue for the three and six month periods ended June 30, 2019. A majority of revenue within the Industrial segment and Aerospace OEM business, along with a portion of revenue within the Aerospace Aftermarket business, is recognized at a point in time, primarily when the product or solution is shipped to the customer.

Revenue from products and services transferred to customers over time accounted for approximately 20 percent and 15 percent of total revenue for the three and six months ended June 30, 2020, respectively, and approximately 10 percent of revenue for the three and six month period ended June 30, 2019. The Company recognizes revenue over time in instances where a contract supports a continual transfer of control to the customer. Substantially all of our revenue in the Aerospace maintenance repair and overhaul business and a portion of the Engineered Components products, Molding Solutions products and Aerospace OEM products is recognized over time. Within the Molding Solutions and Aerospace Aftermarket businesses, this continual transfer of control to the customer results from repair and refurbishment work performed on customer-controlled assets. With other contracts, this continual transfer of control to the customer is supported by clauses in the contract where we deliver products that do not have an alternative use and require an enforceable right to payment of costs incurred (plus a reasonable profit) or the Company has a contractual right to complete any work in process and receive full contract price.

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

Adjustments to net sales, cost of sales and the related impact to operating income are recognized as necessary in the period they become known. Revenue recognized from performance obligations satisfied in previous periods was not material in both the three and six months ended June 30, 2020 and 2019.

Contract Balances. The timing of revenue recognition, invoicing and cash collections affect accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets.

Unbilled Receivables (Contract Assets) - Pursuant to the over time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized when 1) the cost-to-cost method is applied and 2) such revenue exceeds the amount invoiced to the customer. Unbilled receivables are included within prepaid expenses and other current assets on the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.

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

Net contract liabilities consisted of the following:

	June 30, 2020	December 31, 2019	$ Change	% Change
Unbilled receivables (contract assets)	$31,677	$22,444	$9,233	41%
Contract liabilities	(52,386)	(55,076)	2,690	(5)%
Net contract liabilities	$(20,709)	$(32,632)	$11,923	(37)%

Contract liabilities balances at June 30, 2020 and December 31, 2019 include $16,694 and $16,971, respectively, of customer advances for which the Company has an unconditional right to collect payment. Accounts receivable, as presented on the Consolidated Balance Sheet, includes corresponding balances at June 30, 2020 and December 31, 2019, respectively.

Changes in the net contract liabilities balance during the six-month period ended June 30, 2020 were impacted by a $2,690 decrease in contract liabilities, driven primarily by revenue recognized in the current period, partially offset by new customer advances and deposits. Adding to this net contract liability decrease was a $9,233 increase in contract assets, driven primarily by contract progress (i.e. unbilled receivable), partially offset by earlier contract progress being invoiced to the customer.

The Company recognized approximately 15% and 50% of the revenue related to the contract liability balance as of December 31, 2019 during the three and six months ended June 30, 2020, respectively, and approximately 20% and 55% of the revenue related to the contract liability balance as of December 31, 2018 during the three and six months ended June 30, 2019 respectively, primarily representing revenue from the sale of molds and hot runners within the Molding Solutions business.

Remaining Performance Obligations. The Company has elected to disclose remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations represent the transaction price of firm orders for which work has not been performed and, for Aerospace, excludes projections of components and assemblies that Aerospace OEM customers anticipate purchasing in the future under existing programs, which represent orders that are beyond lead time and do not represent performance obligations pursuant to accounting guidance. As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $176,927. The Company expects to recognize revenue on approximately 70% of the remaining performance obligations over the next 12 months, with the remainder being recognized within 24 months.

5. Stockholders' Equity

A schedule of consolidated changes in equity for the six months ended June 30, 2020 is as follows (shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2019	63,873	$639	$489,282	13,051	$(498,074)	$1,489,176	$(210,495)	$1,270,528
Comprehensive income	—	—	—	—	—	29,733	(34,189)	(4,456)
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,133)	—	(8,133)
Common stock repurchases	—	—	—	396	(15,550)	—	—	(15,550)
Employee stock plans	17	—	2,743	2	(84)	(88)	—	2,571
March 31, 2020	63,890	$639	$492,025	13,449	$(513,708)	$1,510,688	$(244,684)	$1,244,960
Comprehensive income	—	—	—	—	—	567	17,044	17,611
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,072)	—	(8,072)
Employee stock plans	14	—	3,394	1	(53)	(134)	—	3,207
June 30, 2020	63,904	$639	$495,419	13,450	$(513,761)	$1,503,049	$(227,640)	$1,257,706

A schedule of consolidated changes in equity for the six months ended June 30, 2019 is as follows (shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2018	63,367	$634	$470,818	12,034	$(441,668)	$1,363,772	$(190,500)	$1,203,056
Comprehensive income	—	—	—	—	—	33,992	(8,178)	25,814
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,217)	—	(8,217)
Employee stock plans	51	—	4,039	1	(80)	(109)	—	3,850
March 31, 2019	63,418	$634	$474,857	12,035	$(441,748)	$1,389,438	$(198,678)	$1,224,503
Comprehensive income	—	—	—	—	—	37,616	4,698	42,314
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,086)	—	(8,086)
Common stock repurchases	—	—	—	900	(50,347)	—	—	(50,347)
Employee stock plans	18	—	3,285	2	(106)	(178)	—	3,001
June 30, 2019	63,436	$634	$478,142	12,937	$(492,201)	$1,418,790	$(193,980)	$1,211,385

6. Net Income Per Common Share

For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans. For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding was increased by 244,347 and 492,334 for the three month periods ended June 30, 2020 and 2019, respectively, and by 288,113 and 510,499 for the six month periods ended June 30, 2020 and 2019, respectively, to account for the potential dilutive effect of stock-based incentive plans. There were no adjustments to net income for the purposes of computing income available to common stockholders for the periods.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three month periods ended June 30, 2020 and 2019, the Company excluded 525,738 and 316,824 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive. During the six month periods ended June 30, 2020 and 2019, the Company excluded 469,732 and 313,575 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive.

The Company granted 102,500 stock options, 79,994 restricted stock unit awards and 81,283 performance share awards ("PSAs") in February 2020 as part of its annual long-term incentive equity grant awards. All of the stock options and the restricted stock unit awards vest upon meeting certain service conditions. The restricted stock unit awards are included in basic weighted-average common shares outstanding as they contain nonforfeitable rights to dividend payments. The PSAs are part of the long-term Performance Share Award Program and are based on performance goals that are driven by a combination of independently measured metrics (depending on the grant year) with each metric being weighted equally. The metrics for awards granted in 2020 include the Company’s total shareholder return (“TSR”), return on invested capital (“ROIC”) and operating income before depreciation and amortization growth ("EBITDA growth"). The TSR and EBITDA growth metrics are designed to assess the long-term Company performance relative to the performance of companies included in the Russell 2000 Index over a three-year performance period. ROIC is designed to assess the Company's performance compared to pre-established Company targets over a three-year performance period. The participants can earn from zero to 250% of the target award and the award includes a forfeitable right to dividend equivalents, which are not included in the aggregate target award numbers. The fair value of the TSR was determined using a Monte Carlo valuation method as the award contains a market condition.

7. Inventories

The components of inventories consisted of:

	June 30, 2020	December 31, 2019
Finished goods	$88,185	$69,594
Work-in-process	91,644	88,196
Raw material and supplies	82,791	74,916
	$262,620	$232,706

8. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended June 30, 2020:

	Industrial	Aerospace	Total Company
December 31, 2019	$902,236	$30,786	$933,022
Foreign currency translation	979	—	979
June 30, 2020	$903,215	$30,786	$934,001

In the second quarter of 2020, management performed its annual impairment testing of goodwill and determined that there was no goodwill impairment.

Other Intangible Assets:
Other intangible assets consisted of:

		June 30, 2020		December 31, 2019
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue Sharing Programs (RSPs)	Up to 30	$299,500	$(140,492)	$299,500	$(135,466)
Component Repair Programs (CRPs)	Up to 30	111,839	(29,531)	111,839	(27,270)
Customer relationships	10-16	338,366	(108,603)	338,366	(98,953)
Patents and technology	4-11	123,433	(72,659)	123,433	(68,188)
Trademarks/trade names	10-30	10,949	(10,269)	10,949	(10,145)
Other	Up to 15	10,746	(4,310)	10,746	(4,014)
		894,833	(365,864)	894,833	(344,036)
Unamortized intangible assets:
Trade names		55,670	—	55,670	—
Foreign currency translation		(26,359)	—	(25,351)	—
Other intangible assets		$924,144	$(365,864)	$925,152	$(344,036)

Estimated amortization of intangible assets for future periods is as follows: 2020 (remainder) - $20,000; 2021 - $46,000; 2022- $46,000; 2023 - $46,000, 2024 - $44,000 and 2025- $44,000.

In the second quarter of 2020, management performed its annual impairment testing of its trade names, indefinite-lived intangible assets. Based on this assessment, there were no impairments.

9. Debt

Long-term debt and notes and overdrafts payable at June 30, 2020 and December 31, 2019 consisted of:

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit agreement	$607,318	$608,781	$720,379	$737,816
3.97% Senior Notes	100,000	110,024	100,000	104,151
Borrowings under lines of credit and overdrafts	5,341	5,341	7,724	7,724
Finance leases	5,531	5,656	6,266	6,515
Other foreign bank borrowings	319	319	406	410
	718,509	730,121	834,775	856,616
Less current maturities	(7,152)		(9,758)
Long-term debt	$711,357		$825,017

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

Borrowings and availability under the Amended Credit Agreement were $607,318 and $392,682, respectively, at June 30, 2020 and $720,379 and $279,621, respectively, at December 31, 2019, subject to covenants in the Company's revolving debt agreements. The borrowing capacity under the Amended Credit Agreement was limited by the Senior Debt Ratio (defined below) to $260,863 as of June 30, 2020. The average interest rate on these borrowings was 1.23% and 1.76% on June 30, 2020 and December 31, 2019, respectively. Borrowings included Euro-denominated borrowings of 384,950 Euros ($432,318) at June 30, 2020 and 504,690 Euros ($565,379) at December 31, 2019. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings. In 2019, the Company borrowed 44,100 Euros ($49,506) under the Amended Credit Facility through an international subsidiary. The proceeds were distributed to the parent company and subsequently used to pay down U.S. borrowings under the Amended Credit Agreement.

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

The Company's borrowing capacity remains limited by various debt covenants in the Amended Credit Agreement and the Note Purchase Agreement (the "Agreements"). The Agreements require the Company to maintain a ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times ("Senior Debt Ratio"), a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 3.75 times ("Total Debt Ratio") and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25, in each case at the end of each fiscal quarter; provided that the debt to EBITDA ratios are permitted to increase for a period of four fiscal quarters after the closing of certain permitted acquisitions. A permitted acquisition is defined as an acquisition exceeding $150,000, for which the acquisition of Gimatic on October 31, 2018 qualified. With the completion of a permitted acquisition, the Senior Debt Ratio cannot exceed 3.50 times and the Total Debt Ratio cannot exceed 4.25 times. The increased ratios were allowed for a period of four fiscal quarters subsequent to the close of the permitted acquisition and therefore expired in the fourth quarter of 2019. At June 30, 2020, the Company was in compliance with all covenants under the Agreements. The Company currently anticipates that it will maintain compliance with all of its covenants in the next four quarters while continuing to monitor its future compliance based on current and future economic conditions.

In addition, the Company has approximately $81,000 in uncommitted short-term bank credit lines ("Credit Lines") and overdraft facilities. The Credit Lines are accessed locally and are available primarily within the U.S., Europe and Asia. The Credit Lines are subject to the applicable borrowing rates within each respective country and vary between jurisdictions (i.e. LIBOR, Euribor, etc.). Under the Credit Lines, $5,100 was borrowed at June 30, 2020 at an average interest rate of 0.85% and $7,700 was borrowed at December 31, 2019 at an average interest rate of 2.38%. The Company had also borrowed $241 and $24 under the overdraft facilities at June 30, 2020 and December 31, 2019, respectively. Repayments under the Credit Lines are due within one month after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company also has several finance leases under which $5,531 and $6,266 was outstanding at June 30, 2020 and December 31, 2019, respectively. The fair value of the finance leases are based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

At June 30, 2020 and December 31, 2019, the Company also had other foreign bank borrowings of $319 and $406, respectively. The fair value of the other foreign bank borrowings was based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

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

The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. Other financing cash flows during the first six months of 2020 and 2019, as presented on the Consolidated

Statements of Cash Flows, include $3,456 and $1,635, respectively, of net cash payments related to the settlement of foreign currency hedges related to intercompany financing.

The following table sets forth the fair value amounts of derivative instruments held by the Company:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2020	December 31, 2019	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$—	$—	Other liabilities	$(2,876)	$(820)
Foreign exchange contracts	Prepaid expenses and other current assets	402	700	Accrued liabilities	—	—
Total derivatives designated as hedging instruments		402	700		(2,876)	(820)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	84	1,375	Accrued liabilities	(485)	(1)
Total derivatives not designated as hedging instruments		84	1,375		(485)	(1)

Total derivatives		$486	$2,075		$(3,361)	$(821)

The following table sets forth the effect of hedge accounting on accumulated other comprehensive (loss) income for the three and six month periods ended June 30, 2020 and 2019:

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended June 30,		Six Months Ended June 30,			Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Hedging Relationships	2020	2019	2020	2019		2020	2019	2020	2019
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$127	$(1,182)	$(1,567)	$(1,670)	Interest expense	$(356)	$139	$(417)	$281
Foreign exchange contracts	684	(43)	41	(123)	Net sales	74	(252)	(449)	(589)
Total	$811	$(1,225)	$(1,526)	$(1,793)		$(282)	$(113)	$(866)	$(308)

The following table sets forth the effect of hedge accounting on the consolidated statements of income for the three-month periods ended June 30, 2020 and 2019:

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months Ended June 30,
	2020		2019
	Net sales	Interest expense	Net sales	Interest expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of hedges are recorded	$235,537	$3,898	$371,669	$5,399
The effects of hedging:
Gain (Loss) on cash flow hedging relationships
Interest rate contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income		(356)		139
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income	74		(252)

The following table sets forth the effect of hedge accounting on the consolidated statements of income for the six-month periods ended June 30, 2020 and 2019:

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Six Months Ended June 30,
	2020		2019
	Net sales	Interest expense	Net sales	Interest expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of hedges are recorded	$566,207	$8,223	$748,360	$10,512
The effects of hedging:
Gain (Loss) on cash flow hedging relationships
Interest rate contracts
Amount of (loss) reclassified from accumulated other comprehensive income (loss) into income	—	(417)	—	281
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income	(449)	—	(589)	—

The following table sets forth the effect of derivatives not designated as hedging instruments on the consolidated statements of income for the three and six-month periods ended June 30, 2020 and 2019:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative(A)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments		2020	2019	2020	2019
Foreign exchange contracts	Other expense (income), net	$6,372	$299	$(5,822)	$(3,519)

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

Level 3	Unobservable inputs for the asset or liability.

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Asset derivatives	$486	$—	$486	$—
Liability derivatives	(3,361)	—	(3,361)	—
Bank acceptances	11,941	—	11,941	—
Rabbi trust assets	2,812	2,812	—	—
Total	$11,878	$2,812	$9,066	$—

December 31, 2019
Asset derivatives	$2,075	$—	$2,075	$—
Liability derivatives	(821)	—	(821)	—
Bank acceptances	14,460	—	14,460	—
Rabbi trust assets	2,947	2,947	—	—
Total	$18,661	$2,947	$15,714	$—

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

12. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Pensions	2020	2019	2020	2019
Service cost	$1,435	$1,275	$3,084	$2,708
Interest cost	3,806	4,572	7,623	9,108
Expected return on plan assets	(7,404)	(7,349)	(14,797)	(14,427)
Amortization of prior service cost	73	98	153	201
Amortization of actuarial losses	3,307	2,285	6,646	4,443
Curtailment loss	484	—	484	—
Settlement loss	—	247	—	247
Net periodic benefit cost	$1,701	$1,128	$3,193	$2,280

	Three Months Ended June 30,		Six Months Ended June 30,
Other Postretirement Benefits	2020	2019	2020	2019
Service cost	$19	$16	$41	$35
Interest cost	257	333	521	673
Amortization of prior service cost	7	7	14	13
Amortization of actuarial losses	(5)	(3)	18	7
Net periodic benefit cost	$278	$353	$594	$728

The service cost component of net periodic benefit cost is included within cost of sales and selling and administrative expenses. The components of net periodic benefit cost other than the service cost component are included in Other Income (Expense) on the Consolidated Statements of Income. The curtailment loss of $484 relates to the restructuring actions that were taken during the second quarter of 2020. See Note 17.

13. Income Taxes

The Company's effective tax rate for the first half of 2020 was 37.6% compared with 23.5% in the first half of 2019 and 23.4% for the full year 2019 (effective tax rates of 31.5% and 89.0% in the first and second quarters of 2020, respectively). The increase in the first half of 2020 effective tax rate from the full year 2019 rate is primarily due to a decrease in projected earnings in jurisdictions with lower rates and the recognition of tax expense related to the completed sale of the Seeger business during the first quarter of 2020 ($4,211), partially offset by a benefit related to a refund of withholding taxes that were previously paid and included in tax expense in prior years and a reduction of the statutory tax rate at one of our international operations, both of which were recognized in the first quarter of 2020.

The Aerospace and Industrial segments have a number of multi-year tax holidays in Singapore and China. These holidays are subject to the Company meeting certain commitments in the respective jurisdictions. Aerospace was granted an income tax holiday for operations recently established in Malaysia. The Company currently anticipates the holiday to begin in September 2020, however, due to the impact of the COVID-19 pandemic, the start date of the holiday may be delayed. The holiday will remain effective for ten years.

14. Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following tables set forth the changes in accumulated other comprehensive income (loss), net of tax, by component for the six month periods ended June 30, 2020 and 2019:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2020	$(115)	$(144,047)	$(66,333)	$(210,495)
Other comprehensive income (loss) before reclassifications	(2,255)	(5,141)	(16,077)	(23,473)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	729	5,599	—	6,328
Net current-period other comprehensive income (loss)	(1,526)	458	(16,077)	(17,145)
June 30, 2020	$(1,641)	$(143,589)	$(82,410)	$(227,640)

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2019	$834	$(138,690)	$(52,644)	$(190,500)
Other comprehensive income (loss) before reclassifications	(2,038)	(265)	(5,224)	(7,527)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	245	3,802	—	4,047
Net current-period other comprehensive income (loss)	(1,793)	3,537	(5,224)	(3,480)
June 30, 2019	$(959)	$(135,153)	$(57,868)	$(193,980)

The following table sets forth the reclassifications out of accumulated other comprehensive income (loss) by component for the three-month periods ended June 30, 2020 and 2019:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Gains and losses on cash flow hedges
Interest rate contracts	$(356)	$139	Interest expense
Foreign exchange contracts	74	(252)	Net sales
	(282)	(113)	Total before tax
	95	22	Tax benefit
	(187)	(91)	Net of tax

Pension and other postretirement benefit items
Amortization of prior service costs	$(80)	$(105)	(A)
Amortization of actuarial losses	(3,302)	(2,282)	(A)
Curtailment loss	(484)	—	(A)
Settlement loss	—	(247)	(A)
	(3,866)	(2,634)	Total before tax
	906	569	Tax benefit
	(2,960)	(2,065)	Net of tax

Total reclassifications in the period	$(3,147)	$(2,156)

The following table sets forth the reclassifications out of accumulated other comprehensive income (loss) by component for the six month periods ended June 30, 2020 and 2019:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Gains and losses on cash flow hedges
Interest rate contracts	$(417)	$281	Interest expense
Foreign exchange contracts	(449)	(589)	Net sales
	(866)	(308)	Total before tax
	137	63	Tax benefit
	(729)	(245)	Net of tax

Pension and other postretirement benefit items
Amortization of prior service costs	$(167)	$(214)	(A)
Amortization of actuarial losses	(6,664)	(4,450)	(A)
Curtailment loss	(484)	—	(A)
Settlement loss	—	(247)	(A)
	(7,315)	(4,911)	Total before tax
	1,716	1,109	Tax benefit
	(5,599)	(3,802)	Net of tax

Total reclassifications in the period	$(6,328)	$(4,047)

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

Aerospace's original equipment manufacturing ("OEM") business is a global manufacturer of complex fabricated and precision-machined components and assemblies for turbine engines, nacelles and structures for both commercial and military aircraft. The Aerospace aftermarket business provides aircraft engine component MRO services, including services performed under our Component Repair Programs (“CRPs”), for many of the world’s major turbine engine manufacturers, commercial airlines and the military. The Aerospace aftermarket activities also include the manufacture and delivery of aerospace aftermarket spare parts, including Revenue Sharing Programs (“RSPs”) under which the Company receives an exclusive right to supply designated aftermarket parts over the life of specific aircraft engine programs.
The following tables set forth information about the Company's operations by its two reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales
Industrial	$165,031	$233,404	$364,131	$475,906
Aerospace	70,508	138,265	202,079	272,454
Intersegment sales	(2)	—	(3)	—
Total net sales	$235,537	$371,669	$566,207	$748,360

Operating profit (loss)
Industrial	$(300)	$27,430	$17,625	$48,931
Aerospace	10,415	29,527	41,804	58,676
Total operating profit	10,115	56,957	59,429	107,607
Interest expense	3,898	5,399	8,223	10,512
Other expense (income), net	1,060	1,712	2,654	3,519
Income before income taxes	$5,157	$49,846	$48,552	$93,576

	June 30, 2020	December 31, 2019
Assets
Industrial	$1,789,432	$1,879,258
Aerospace	658,323	704,318
Other (A)	140,741	154,759
Total assets	$2,588,496	$2,738,335

(A) "Other" assets include corporate-controlled assets, the majority of which are cash and cash equivalents and deferred tax assets.

16. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. The Company accrues its estimated exposure for warranty claims at the time of sale based upon the length of the warranty period, historical experience and other related information known to the Company. Liabilities related to product warranties and extended warranties were not material as of June 30, 2020 and December 31, 2019.

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

17. Business Reorganization

In June 2020, the Company announced restructuring and workforce reduction actions ("actions") to be implemented across its businesses and functions in response to the macroeconomic disruption in global industrial and aerospace end markets arising from the COVID-19 pandemic. A resulting pre-tax charge of $18,189 was recorded in the second quarter of 2020, primarily related to employee severance and other termination benefits, with the amounts expected to be paid by the end of 2021. These actions are expected to be substantially completed in 2020 and reduce the Company’s global workforce by approximately 8%. A corresponding liability of $17,109, per below, was included within accrued liabilities as of June 30, 2020. The Company expects to incur additional costs of approximately $2,000 in 2020 related to these actions. The employee termination costs are recorded primarily within Selling and Administrative Expenses in the accompanying Consolidated Statements of Income. Of the aggregate charges recorded, $1,939 is reflected within the results of the Aerospace segment, $15,766 is reflected within the results of the Industrial segment and $484, a pension curtailment loss, is included in Other expense (income), net.

The following table sets forth the change in the liability related to these actions:

December 31, 2019	$—
Employee severance and other termination benefits	17,614
Payments	(505)
June 30, 2020	$17,109

_________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three months period ended June 30, 2020 and 2019, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 28, 2020 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Barnes Group Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries (the “Company”) as of June 30, 2020, and the related consolidated statements of income and of comprehensive income for the three-month and six-month periods ended June 30, 2020 and 2019 and the consolidated statement of cash flows for the six-month periods ended June 30, 2020 and 2019, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
July 28, 2020

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

Second Quarter Highlights

The Company reported net sales of $235.5 million in the second quarter of 2020, a decrease of $136.1 million or 36.6%, from the second quarter of 2019. Organic sales decreased by $119.2 million, or 32.1%, including decreases of $51.4 million at Industrial and $67.8 million at Aerospace, largely due to a volume decrease resulting from the significant impacts of the COVID-19 pandemic (see below). The Company completed the sale of its Seeger business on February 1, 2020, reducing sales by $14.3 million during the second quarter of 2020 relative to the prior year period. The strengthening of the U.S. dollar against foreign currencies decreased net sales within the Industrial segment by approximately $2.7 million. Operating margins decreased from 15.3% in the 2019 period to 4.3% in the current period, largely a result of lower sales volumes and $17.7 million of pre-tax charges related to restructuring and workforce reduction actions, partially offset by cost initiatives including employee furloughs, temporary salaried employee pay reductions, reductions in overtime, discretionary spending initiatives and the absence of short-term purchase accounting adjustments related to the acquisition of Gimatic. An additional $0.5 million of restructuring charges, as it relates to a pension curtailment charge, were also recorded to other expense (income) during the second quarter of 2020.

Impact of Coronavirus

In December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) began in Wuhan, China, and was subsequently declared a pandemic by the World Health Organization. The outbreak and a continued spread of the global COVID-19 pandemic has resulted in a substantial curtailment of business activities worldwide and has caused weakened economic conditions, both in the United States and abroad. As part of growing efforts to contain the spread of COVID-19 during the first quarter of 2020, a number of state, local and foreign governments imposed various restrictions on the conduct of business and travel. Certain of these restrictions remained in place throughout the second quarter of 2020. The Company's global manufacturing operations of essential systems and components continued at reduced levels throughout the second quarter, with minimal plant closures. As a result of the COVID-19 pandemic and in support of continuing its manufacturing efforts, the Company has undertaken a number of steps to protect its employees, suppliers and customers. The Company’s global supply chain management team continues to monitor and manage its ability to operate effectively and, to date, the Company has not experienced any significant disruptions within its supply chain. Ongoing communications with the Company's suppliers to identify and mitigate risk and to manage inventory levels will continue. Notwithstanding the Company's continued operations, the COVID-19 pandemic has clearly had and may have further negative impacts on its operations, customers and supply chain despite the preventative and precautionary measures being taken.

The Company currently maintains sufficient liquidity and will continue to evaluate ways to enhance its liquidity position as it navigates through the disrupted business environment that has resulted from COVID-19. At June 30, 2020, the Company held $74.2 million in cash and cash equivalents and had $392.7 million of undrawn borrowing capacity under its $1,000.0 million Amended Credit Facility, subject to covenants in the Company's revolving debt agreements (limited by the covenants to $260.9 million). The Company remained in compliance with all covenants under its revolving Credit Agreement, which matures in February 2022, as of June 30, 2020, and anticipates continued compliance in each of the next four quarters. At this time, the Company has not drawn on its debt agreements as it believes the availability of those funds are not at risk given the strength of the underlying bank syndicate. The Company does not currently anticipate requiring any additional debt facilities. Given the current environment, the Company is closely monitoring its cash generation, usage and preservation including the management of working capital to generate cash. To better align costs with the current business environment, the Company has taken several actions, which include restructuring and workforce reductions. A resulting pre-tax charge of $18.2 million was recorded in the second quarter of 2020, primarily related to these actions. See additional discussion regarding these actions within "Item 2 - Results of Operations". Additional cost savings initiatives include temporary reductions in compensation for salaried employees including Company officers and Board directors, employee furloughs and reductions in discretionary expenses. As well, management has suspended share repurchase activity. See additional discussion regarding liquidity within “Item 2 - Liquidity and Capital Resources”.

Entering 2020, automotive, tool and die, and personal care and packaging end markets were experiencing lingering softness. Given the onset of the COVID-19 pandemic, sales pressure increased significantly further within these markets. Medical end markets in which the Company participates are expected to remain favorable. Aerospace end markets remained strong entering 2020, however sales for the segment declined nearly 50% in the second quarter of 2020 as compared with the prior year period.

The Company anticipates continued sales pressure within OEM as certain aircraft programs have been delayed as a result of COVID-19. Within the aftermarket businesses, aircraft are being removed from service and utilization is reduced, impacting the more profitable repair and overhaul and spare parts businesses. See additional discussion regarding the anticipated financial impact of COVID-19 within “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlooks”.

RESULTS OF OPERATIONS

Net Sales

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2020	2019	Change		2020	2019	Change
Industrial	$165.0	$233.4	$(68.4)	(29.3)%	$364.1	$475.9	$(111.8)	(23.5)%
Aerospace	70.5	138.3	(67.8)	(49.0)%	202.1	272.5	(70.4)	(25.8)%
Total	$235.5	$371.7	$(136.1)	(36.6)%	$566.2	$748.4	$(182.2)	(24.3)%

The global COVID-19 pandemic began to impact sales during the first quarter of 2020. Beginning late in the first quarter, Industrial and Aerospace business units began to experience the negative impact on demand for certain products and services due to COVID-19's disruption of global manufacturing and consumer spending. The Company's global manufacturing of essential systems and components, in certain regions, operated at reduced levels during the first quarter. As described further below, the impacts of COVID-19 significantly increased during the second quarter of 2020. Manufacturing operations returned to normalized capacity in most regions during the second quarter, however customer orders and corresponding demand for product deteriorated further throughout the second quarter, impacting sales volumes accordingly. The current situation remains very dynamic, and therefore visibility of future operations remains challenged.

The Company reported net sales of $235.5 million in the second quarter of 2020, a decrease of $136.1 million or 36.6%, from the second quarter of 2019. Organic sales decreased by $119.2 million, or 32.1%, including decreases of $51.4 million at Industrial and $67.8 million at Aerospace. The decrease at Industrial was driven by organic sales declines within each of the Industrial business units, driven primarily by the impact of the COVID-19 pandemic. Softness in automotive end markets continued into the second quarter of 2020, reflecting the impacts of both COVID-19 and broader global economic uncertainty. Potential changes in regulatory requirements related to personal care and packaging markets also impacted Industrial sales, partially offset by increased volumes within medical end markets. The Company completed the sale of its Seeger business on February 1, 2020, reducing sales by $14.3 million during the second quarter of 2020 relative to the prior year period. The decrease at Aerospace was driven by declines in sales within both the original equipment manufacturing ("OEM") and the aftermarket businesses, resulting primarily from a global slowdown in aerospace markets driven by COVID-19, and more specifically a resultant decline in aircraft utilization and the removal of aircraft from service by certain airlines. See additional discussion related to the anticipated financial impacts of COVID-19 within the segment outlooks below. See discussion related to COVID-19's risk on the Company's Consolidated Financial Statements within Part II, Item 1A. The strengthening of the U.S. dollar against foreign currencies decreased net sales within the Industrial segment by approximately $2.7 million.

The Company reported net sales of $566.2 million in the first half of 2020, a decrease of $182.2 million, or 24.3%, from the first half of 2019. Organic sales decreased by $150.4 million driven by decreases of $80.0 million at Industrial and $70.4 million at Aerospace. The sale of Seeger resulted in reduced sales of $24.6 million within the Industrial segment during the first half of 2020. The strengthening of the U.S. dollar against foreign currencies decreased net sales within the Industrial segment by approximately $7.2 million. The decreases at Industrial and Aerospace were driven by organic sales declines within the each of the business units, again, due primarily to the impact of COVID-19 on our corresponding end markets within each segment.

Expenses and Operating Income

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2020	2019	Change		2020	2019	Change
Cost of sales	$147.1	$238.3	$(91.2)	(38.3)%	$355.3	$482.9	$(127.6)	(26.4)%
% sales	62.4%	64.1%			62.8%	64.5%
Gross profit (1)	$88.5	$133.4	$(44.9)	(33.7)%	$210.9	$265.4	$(54.5)	(20.5)%
% sales	37.6%	35.9%			37.2%	35.5%
Selling and administrative expenses	$78.4	$76.4	$2.0	2.6%	$151.5	$157.8	$(6.3)	(4.0)%
% sales	33.3%	20.6%			26.8%	21.1%
Operating income	$10.1	$57.0	$(46.8)	(82.2)%	$59.4	$107.6	$(48.2)	(44.8)%
% sales	4.3%	15.3%			10.5%	14.4%

(1) Sales less cost of sales.

Cost of sales in the second quarter of 2020 decreased 38.3% from the 2019 period and gross profit margin increased from 35.9% in the 2019 period to 37.6% in the 2020 period. Gross margins improved at Industrial and declined at Aerospace. At Industrial, gross profit decreased primarily as a result of the reduced profit contribution of lower sales volumes. Gross margin at Industrial, however, increased during the 2020 period, driven primarily by cost initiatives that included employee furloughs, workforce reductions and discretionary spending initiatives. The second quarter of 2019 included $1.4 million of short-term purchase accounting adjustments related to the acquisition of Gimatic. Within Aerospace, lower volumes within the maintenance overhaul and repair and spare parts businesses, in particular, contributed to declines in both gross profit and gross margin during the second quarter of 2020. Selling and administrative expenses in the second quarter of 2020 increased 2.6% from the 2019 period on significantly lower sales, primarily due to $17.7 million of pre-tax charges related to restructuring and workforce reduction actions, partially offset by cost initiatives that included employee furloughs, temporary salaried employee pay reductions and discretionary spending initiatives, combined with the impact of lower sales volumes. Lower amortization of certain intangibles related to earlier acquisitions and a reduction in employee related costs (including lower incentive compensation) also benefited the 2020 period. As a percentage of sales, selling and administrative costs increased from 20.6% in the second quarter of 2019 to 33.3% in the 2020 period. Operating income in the second quarter of 2020 decreased by 82.2% to $10.1 million compared with the second quarter of 2019 and operating income margin decreased from 15.3% to 4.3%, primarily driven by the charges described above.

Cost of sales in the first half of 2020 decreased 26.4% from the 2019 period, while gross profit margin increased from 35.5% in the 2019 period to 37.2% in the 2020 period. Gross margins improved at Aerospace and at Industrial. At Industrial, the gross margin increase during the first half of 2020 was primarily driven by the cost savings initiatives during the second quarter of 2020, as described above, combined with the absence of $5.4 million of short-term purchase accounting adjustments related to the acquisition of Gimatic. Within Aerospace, a reduction in gross profit in the first half of 2020 was driven by significantly lower volumes across the OEM and aftermarket businesses during the second quarter. Selling and administrative expenses in the first half of 2020 decreased 4.0% from the 2019 period. This reduction was driven partially by lower sales volumes, combined with cost savings initiatives during the second quarter of 2020, as described above. Also benefiting the current period was lower amortization of certain intangibles related to earlier acquisitions and a reduction in employee related costs (including lower incentive compensation). As a percentage of sales, selling and administrative costs increased from 21.1% in the first half of 2019 to 26.8% in the 2020 period. Operating income in the first half of 2020 decreased 44.8% to $59.4 million from the first half of 2019 and operating income margin decreased from 14.4% in the 2019 period to 10.5% in the 2020 period, primarily driven by the items noted above.

Interest expense
Interest expense decreased by $1.5 million in the second quarter of 2020 and by $2.3 million in the first half of 2020 as compared with the prior year periods, primarily a result of decreased average borrowings and lower average interest rates.

Other expense (income), net
Other expense (income), net in the second quarter of 2020 was $1.1 million compared to $1.7 million in the second quarter of 2019. Other expense (income) in the current period included a foreign currency loss of $0.4 million as compared with a foreign currency loss of $1.0 million in the 2019 period. Other expense (income), net in the first half of 2020 was $2.7 million compared to $3.5 million in the first half of 2019. Foreign currency losses of $0.1 million in the first half of 2020 compared with foreign currency losses of $2.1 million in the first half of 2019.

Income Taxes

The Company's effective tax rate for the first half of 2020 was 37.6% compared with 23.5% in the first half of 2019 and 23.4% for the full year 2019 (effective tax rates of 31.5% and 89.0% in the first and second quarters of 2020, respectively). The increase in the first half of 2020 effective tax rate from the full year 2019 rate is primarily due to a decrease in projected earnings in jurisdictions with lower rates and the recognition of tax expense related to the completed sale of the Seeger business during the first quarter of 2020 ($4.2 million), partially offset by a benefit related to a refund of withholding taxes that were previously paid and included in tax expense in prior years and a reduction of the statutory tax rate at one of our international operations, both of which were recognized in the first quarter of 2020. The full year 2020 effective tax rate is forecasted to approximate 34%, which includes the recognition of tax expense related to the sale of the Seeger business.

The Aerospace and Industrial segments have a number of multi-year tax holidays in Singapore and China. These holidays are subject to the Company meeting certain commitments in the respective jurisdictions. Aerospace was granted an income tax holiday for operations recently established in Malaysia. The Company currently anticipates the holiday to begin in September of 2020, however, due to the impact of the COVID-19 pandemic, the start date of the holiday may be delayed. The holiday will remain effective for ten years.

Income and Income per Share

	Three Months Ended June 30,				Six months ended June 30,
(in millions, except per share)	2020	2019	Change		2020	2019	Change
Net income	$0.6	$37.6	$(37.0)	(98.5)%	$30.3	$71.6	$(41.3)	(57.7)%
Net income per common share:
Basic	$0.01	$0.73	$(0.72)	(98.6)%	$0.60	$1.39	$(0.79)	(56.8)%
Diluted	0.01	0.73	(0.72)	(98.6)%	0.59	1.38	(0.79)	(57.2)%
Weighted average common shares outstanding:
Basic	50.8	51.3	(0.5)	(0.9)%	50.9	51.5	(0.5)	(1.1)%
Diluted	51.0	51.7	(0.7)	(1.4)%	51.2	52.0	(0.8)	(1.5)%

Basic and diluted net income per common share decreased for the three and six month periods as compared to 2019. The decreases were due to the decreases in net income for the periods and were partially offset by the impact of reductions in both basic and diluted weighted average common shares outstanding which decreased due to the repurchase of 900,000 and 396,000 shares during 2019 and 2020, respectively, as part of the Company's publicly announced Repurchase Program. The impact of the repurchased shares was partially offset by the issuance of additional shares for employee stock plans.

Financial Performance by Business Segment

Industrial

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2020	2019	Change		2020	2019	Change
Sales	$165.0	$233.4	$(68.4)	(29.3)%	$364.1	$475.9	$(111.8)	(23.5)%
Operating (loss) profit	(0.3)	27.4	(27.7)	(101.1)%	17.6	48.9	(31.3)	(64.0)%
Operating margin	(0.2)%	11.8%			4.8%	10.3%

Sales at Industrial were $165.0 million in the second quarter of 2020, a $68.4 million, or 29.3% decrease from the second quarter of 2019. Organic sales decreased by $51.4 million, or 22.0%, during the 2020 period, driven by lower sales within each of the businesses, primarily driven by the impact of the global COVID-19 pandemic. Softness in automotive end markets continued into the second quarter of 2020, driven by lower global auto production rates and delays in automotive model change releases, driven by the impacts of both COVID-19 and broader economic uncertainty. Sales within the personal care and packaging markets continued to be impacted by proposed environmental regulations affecting product and packaging composition and disposability. Increased volumes within the medical end market, however, partially offset the automotive, personal care and packaging related volume declines. The Company completed the sale of its Seeger business in February 2020, reducing sales by $14.3 million during the second quarter of 2020 relative to the prior year period. See additional discussion below and within Part II, Item 1A. Foreign currency decreased sales by approximately $2.7 million as the U.S. dollar strengthened against foreign currencies. During the first half of 2020, this segment reported sales of $364.1 million, a 23.5% decrease from the first half of 2019. Organic sales decreased by $80.0 million, or 16.8%, during the 2020 period, primarily a result of COVID-19 and automotive related declines in sales within each of the businesses. The divestiture of Seeger reduced sales by $24.6 million during the first half of 2020 relative to the prior year period, whereas foreign currency decreased sales by approximately $7.2 million as the U.S. dollar strengthened against foreign currencies.

The operating loss in the second quarter of 2020 at Industrial was $0.3 million, a decrease of $27.7 million from the second quarter operating profit of $27.4 million in 2019. Operating profit was negatively impacted by the lower profit contribution of declining organic sales volumes resulting from COVID-19 and $15.8 million of charges related primarily to employee severance and other termination benefits, partially offset by cost initiatives that include employee furloughs, temporary salaried employee pay reductions and discretionary spending initiatives. Lower amortization of certain intangibles related to earlier acquisitions and a reduction in employee related costs (including lower incentive compensation) partially offset the profit impact of lower volumes and restructuring charges. The second quarter of 2019 included $1.4 million of short-term purchase accounting adjustments related to the acquisition of Gimatic. Operating margin decreased from 11.8% in the 2019 period to (0.2)% in the 2020 period, driven primarily by the items described above. Operating profit in the first half of 2020 was $17.6 million, a decrease of $31.3 million from the first half of 2019, driven by the profit impact of lower organic sales, $15.8 million of restructuring charges and $2.4 million of divestiture charges related to the completion of the Seeger sale, partially offset by cost initiatives that include employee furloughs, temporary salaried employee pay reductions and discretionary spending initiatives. Lower intangible amortization and a reduction in employee related costs (including lower incentive compensation) partially offset the profit impact of lower volumes and restructuring charges during the first half of 2020. The first half of 2019 included $5.4 million of short-term purchase accounting adjustments related to the acquisition of Gimatic and a favorable $2.6 million settlement related to a commercial matter. Operating margin decreased from 10.3% in the 2019 period to 4.8% in the 2020 period, primarily a result of the items described above.

Outlook: In Industrial, management remains focused on generating organic sales growth through the introduction of new products and services and by leveraging the benefits of its diversified products and global industrial end-markets, however the onset of the COVID-19 pandemic has presented new challenges for the Company during the second quarter. Our ability to generate sales growth is subject to recent disruptions within the global markets served by all of our businesses. Entering 2020, automotive, tool and die, and personal care and packaging end markets were experiencing lingering softness. Given the onset of COVID-19, sales pressure increased further within these markets, as described above. Markets within our key regions of China, Europe and North America have recently begun to indicate signs of recovery, however markets remain challenged given continued restrictions on business and travel. Several automotive plants, including plants operated by certain of our more significant customers, experienced closures during the first half of 2020. Although a majority of these facilities have since returned to production, demand and manufacturing capacity has clearly been impacted based on actions taken across our end-markets. General industrial end markets remain relatively soft, however it is expected that these markets will recover slowly as the global economic environment improves. Medical end markets are expected to remain favorable. For overall industrial end-markets, the manufacturing Purchasing Managers' Index ("PMI") has reflected the impacts of COVID-19. PMI within the regions of North America, Europe and China had deteriorated to below 50 (indicating contraction) between December 31, 2019 and March 31, 2020, reflecting the impacts of COVID-19. PMIs subsequently recovered through June 30, 2020, however, with China above 50 and the Europe and North America regions improving, though remaining below 50. Within our Molding Solutions business, the global medical market remains healthy, while the automotive hot runner market remains soft given the delay in model launches by automotive original equipment manufacturers, further intensified by the impacts of COVID-19. Proposed environmental regulations affecting product and packaging composition and disposability may continue to impact sales within these end markets. Overall industrial end-markets may also be impacted by uncertainty related to current and proposed tariffs announced by the United States and the China governments, although developments in this area have been muted given the global shift in focus to combating COVID-19. As noted above, our first half sales were negatively impacted by $7.2 million from fluctuations in foreign currencies. To the extent that the U.S. dollar fluctuates relative to other foreign currencies, our sales may continue to be impacted by foreign currency relative to the prior year periods. The relative impact on operating profit is not expected to be as significant as the impact on sales as most of our businesses have expenses primarily denominated in local currencies, where their revenues reside, however operating margins may be impacted. Although the Company's near-term focus remains on the preservation of cash and liquidity given the disruption caused by COVID-19, the Company also remains focused long term on sales growth through acquisition and expanding geographic reach. Strategic investments in new technologies, manufacturing processes and product development are expected to provide incremental benefits over the long term and management continues to evaluate such opportunities.

Given the recent pressures on sales growth resulting from COVID-19, the Company is focused on the proactive management of costs as it takes action to mitigate the impacts on operating profit. Management also remains focused on strategic investments and new product and process introductions, as well as driving productivity by leveraging the Barnes Enterprise System. Recent cost saving initiatives that were taken during the second quarter of 2020 include the workforce reductions described above, in addition to employee furloughs, temporary salaried employee pay reductions and discretionary spending initiatives. Management will continue to explore opportunities for additional cost savings throughout the remainder of 2020, including working closely with vendors and customers as it relates to the timing of deliveries and pricing initiatives. It is anticipated that operating profit will continue to be impacted by changes in sales volume noted above, mix and pricing, and the levels of short term investments made within each of the Industrial businesses. Operating profit may also be impacted by enactment of or changes in tariffs, trade agreements and trade policies that may affect the cost and/or availability of goods, including aluminum and steel. Costs associated with new product and process introductions, restructuring and other cost initiatives, strategic investments and the integration of acquisitions may negatively impact operating profit.

Aerospace

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2020	2019	Change		2020	2019	Change
Sales	$70.5	$138.3	$(67.8)	(49.0)%	$202.1	$272.5	$(70.4)	(25.8)%
Operating profit	10.4	29.5	(19.1)	(64.7)%	41.8	58.7	(16.9)	(28.8)%
Operating margin	14.8%	21.4%			20.7%	21.5%

The Aerospace segment reported sales of $70.5 million in the second quarter of 2020, a 49.0% decrease from the second quarter of 2019. Sales declined within both the OEM and the aftermarket businesses. The decline in OEM sales was largely attributed to the global COVID-19 pandemic which severely impacted the aerospace industry in the second quarter and, to a lesser extent, 737 Max aircraft delays, following a suspension of production by Boeing. OEM sales, more specifically, were impacted by a reduction in engine and airframe build schedules, in addition to growing levels of inventory that already exist within the supply chain. Sales within the aftermarket repair and overhaul ("MRO") and spare parts businesses also declined during the second quarter of 2020 as airline traffic and aircraft utilization declined severely as a result of COVID-19, with the removal of aircraft from service by certain airlines resulting in unprecedented reductions in demand. See additional discussion below and within Part II, Item 1A. Sales within the segment are largely denominated in U.S. dollars and therefore were not significantly impacted by changes in foreign currency. During the first half of 2020, the Aerospace segment reported sales of $202.1 million, a 25.8% decrease from the first half of 2019, also driven by decline within each of the Aerospace businesses. The sales decline during the first half of 2020 also resulted from lower sales volumes due to the impact of COVID-19, as noted above.

Operating profit at Aerospace in the second quarter of 2020 decreased 64.7% from the second quarter of 2019 to $10.4 million. The operating profit decrease resulted from the profit impact of lower volumes within each of the businesses, as discussed above, and $1.9 million of restructuring charges, primarily employee severance and other termination benefits, partially offset by cost savings initiatives including employee furloughs, temporary pay reductions within leadership, lower overtime and discretionary spending initiatives. Reductions in employee related costs (including lower incentive compensation) also serve as a partial offset to the profit impact of lower volumes and restructuring charges. Operating margin decreased from 21.4% in the 2019 period to 14.8% in the 2020 period primarily as a result of lower demand across the businesses. Operating profit in the first half of 2020 decreased 28.8% from the first half of 2019 to $41.8 million, also driven by lower sales volumes across the businesses.

Outlook: Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the worldwide economy and are supported by its order backlog through participation in certain strategic commercial and military engine and airframe programs. With the onset of the COVID-19 pandemic, previously strong aerospace end markets have recently come under increased pressure, driving an OEM sales decline of over 50% in the second quarter of 2020. The OEM business is continuing to experience challenges in July 2020 based on lower aircraft demand and production cuts at Boeing and Airbus. The duration and depth of the aerospace market disruptions are not determinable at this time. Aerospace management continues to work with customers to evaluate engine and airframe build schedules, giving management the ability to react timely to such changes. Management is also working closely with suppliers to align raw material schedules with production requirements. Backlog at OEM was $555.2 million at June 30, 2020, a decrease of 30.7% since December 31, 2019, at which time backlog was $800.7 million (21.0% decline from backlog of $703.1 million as of March 31, 2020), with a significant portion of this decline resulting from changes in General Electric and Rolls-Royce production schedules for aircraft engines. If the COVID-19 pandemic continues to have a material impact on the aviation industry, including our more significant OEM customers, it will continue to materially affect our Aerospace business and results of operations. Backlog may decline further as Aerospace customers adjust orders based on their changing aircraft production schedules. Approximately 45% of OEM backlog is currently scheduled to ship in the next 12 months. The Aerospace OEM business may also be impacted by changes in the content levels on certain platforms, changes in customer sourcing decisions, adjustments to customer inventory levels, commodity availability and pricing, vendor sourcing capacity and the use of alternate materials. Additional impacts may include the redesign of parts, quantity of parts per engine, cost schedules agreed to under contract with the engine manufacturers, as well as the pursuit and duration of new programs.

In the Aerospace aftermarket business, the global COVID-19 pandemic is impacting previously strong aerospace end markets. Significantly reduced aircraft utilization, increased levels of aircraft being removed from service, and reduced airline profitability are expected to negatively impact our business on a go forward basis. Sales in the Aerospace aftermarket business may continue to be impacted by inventory management and changes in customer sourcing, deferred or limited maintenance activity during engine shop visits and the use of surplus (used) material during the engine repair and overhaul process. Management believes that its Aerospace aftermarket business continues to be competitively positioned based on well-established long-term customer relationships, including maintenance and repair contracts in the MRO business and long-term Revenue Sharing Programs ("RSPs") and Component Repair Programs ("CRPs"). The MRO business may also be potentially impacted by airlines that closely manage their aftermarket costs as engine performance and quality improves. Fluctuations in fuel costs and their impact on airline profitability and behaviors within the aerospace industry could also impact levels and frequency of aircraft maintenance and overhaul activities, and airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the economics associated with new fuel efficient technologies.

Given the recent pressures on sales growth resulting from COVID-19, the Company is focused on the proactive management of costs as it takes action to mitigate continued pressure on operating profit. Recent cost saving initiatives that were taken during the second quarter of 2020 include the workforce reductions described above, in addition to employee furloughs, reduced overtime, temporary pay reductions within leadership and discretionary spending initiatives. Aerospace will continue to explore opportunities for additional cost savings throughout the remainder of 2020, including working closely with vendors and customers as it relates to the timing of deliveries and pricing initiatives. Management also remains focused on strategic investments and new product and process introductions. Maintaining productivity through the application of the Barnes Enterprise System continues as a key initiative. Operating profit is expected to be affected by the impact of the changes in sales volume noted above, mix and pricing, particularly as they relate to the higher profit aftermarket RSP spare parts business, and investments made in each of its businesses. Operating profits may also be impacted by potential changes in tariffs, trade agreements and trade policies that may affect the cost and/or availability of goods. Costs associated with new product and process introductions, the physical transfer of work to other global regions, additional productivity initiatives and restructuring activities may also negatively impact operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company's liquidity in terms of its overall ability to generate cash to fund its operating and investing activities. Of particular importance in the management of liquidity are cash flows generated from operating activities, capital expenditure levels, dividends, capital stock transactions, effective utilization of surplus cash positions overseas and adequate lines of credit. The Company currently maintains sufficient liquidity and will continue to evaluate ways to enhance its liquidity position as it navigates through the disrupted business environment that has resulted from COVID-19.

The Company believes that its ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow and working capital management, and anticipates that operating activities in 2020 will generate sufficient cash to fund operations. Given the recent global market disruptions caused by the COVID-19 pandemic, the Company is closely monitoring its cash generation, usage and preservation including the management of working capital to generate cash. The Company does not currently anticipate requiring any additional debt facilities. See additional discussion regarding currently available debt facilities further below.

To better align costs with the current business environment, the Company has taken several actions. In June 2020, the Company announced restructuring and workforce reduction actions ("actions") to be implemented across its businesses and functions in response to the macroeconomic disruption in global industrial and aerospace end markets arising from the COVID-19 pandemic. A resulting pre-tax charge of $17.7 million was recorded through operating profit during the second quarter of 2020, primarily related to employee severance and other termination benefits, with the amounts expected to be paid by the end of 2021, primarily using cash on hand. These actions are expected to be substantially completed in 2020 and reduce the Company’s global workforce by approximately 8%. A liability of $17.1 million was included within accrued liabilities as of June 30, 2020. The Company expects to incur additional costs of approximately $2.0 million in 2020 related to these actions.

Additional cost saving initiatives include temporary reductions in compensation for salaried employees, including Company officers and Board directors, employee furloughs and reductions in discretionary expenses. The Company continues to invest within its businesses, with its estimate of 2020 capital spending being lowered to approximately $45 million from the beginning of the year.

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

In October 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, as purchasers, for the issuance of $100.0 million aggregate principal amount of 3.97% senior notes due October 17, 2024 (the “3.97% Senior Notes”). The 3.97% Senior Notes are senior unsecured obligations of the Company and pay interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Senior Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Senior Notes in an amount equal to 100% of the principal amount of the 3.97% Senior Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The Note Purchase Agreement contains customary affirmative and negative covenants that are similar to the covenants required under the Amended Credit Agreement, as discussed below. At June 30, 2020, the Company was in compliance with all covenants under the Note Purchase Agreement. The Company anticipates continued compliance in each of the next four quarters.

The Company's borrowing capacity is limited by various debt covenants in the Amended Credit Agreement and the Note Purchase Agreement (the "Agreements"). The Agreements require the Company to maintain a ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times ("Senior Debt Ratio"), a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 3.75 times ("Total Debt Ratio") and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25, in each case at the end of each fiscal quarter; provided that the debt to EBITDA ratios are permitted to increase for a period of four fiscal quarters after the closing of certain permitted acquisitions. A permitted acquisition is defined as an acquisition exceeding $150.0 million, for which the acquisition of Gimatic qualified. With the completion of a permitted acquisition, the Senior Debt Ratio cannot exceed 3.50 times and the Total Debt Ratio cannot exceed 4.25 times. The increased ratios are allowed for a period of four fiscal quarters subsequent to the close of the permitted acquisition and therefore expired in the fourth quarter of 2019. At June 30, 2020, the Company was in compliance with all covenants under the Agreements. The Company anticipates continued compliance in each of the next four quarters. The Company's most restrictive financial covenant is the Senior Debt Ratio, which requires the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.25 times at June 30, 2020. The actual ratio at June 30, 2020 was 2.38 times, as defined.

During the first quarter of 2020, the Company repurchased 0.4 million shares of the Company's stock under the publicly announced Repurchase Program, at a cost of $15.6 million. During the second quarter of 2020, however, management suspended share repurchase activity as a result of the COVID-19 pandemic, and therefore no shares were repurchased during the second quarter of 2020. Given the uncertainty of the current business environment at this time, the Company does not have an expected timeframe as to when share repurchases will resume. See "Part II - Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds".

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the Amended Credit Facility and currently expects that its bank syndicate, comprised of 14 banks, will continue to support its Amended Credit Agreement which matures in February 2022. At June 30, 2020, the Company had $392.7 million unused and available for borrowings under its $1,000.0 million Amended Credit Facility, subject to covenants in the Company's revolving debt agreements. At June 30, 2020, additional borrowings of $411.5 million of Total Debt including $260.9 million of Senior Debt would have been allowed under the financial covenants. The Company intends to use borrowings under its Amended Credit Facility to support the Company's ongoing growth initiatives, however the probability of an acquisition or divestiture in the near-term is unlikely given the current business environment. Nonetheless, the Company continues to analyze potential acquisition targets and end markets that meet our strategic criteria with an emphasis on proprietary, highly-engineered industrial technologies. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements. At this time, the Company has not drawn on its debt agreements as a result of COVID-19, as it believes the availability of those funds are not at risk given the strength of the underlying bank syndicate. The Company maintains communication with its bank syndicate as it continues to monitor its cash requirements.

The Company had $5.1 million in borrowings under short-term bank credit lines at June 30, 2020.

The Company entered into an interest rate swap agreement (the "Swap") on April 28, 2017, with one bank, which converts the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The swap expires on January 31, 2022. At June 30, 2020, the Company's total borrowings were comprised of approximately 29% fixed rate debt and 71% variable rate debt. At December 31, 2019, the Company's total borrowings were comprised of approximately 25% fixed rate debt and 75% variable rate debt.

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

At June 30, 2020, the Company held $74.2 million in cash and cash equivalents, the majority of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions and are expected to primarily fund international investments.

In 2019, the Company contributed $15.0 million of discretionary contributions to its U.S Qualified pension plans. The Company currently does not plan to make any additional discretionary contributions to its U.S. Qualified pension plans, however approximately $4.4 million is expected to be made into its U.S. Non-qualified and international pension plans throughout 2020.

Cash Flow

	Six Months Ended June 30,
(in millions)	2020	2019	Change
Operating activities	$123.1	$108.2	$14.9
Investing activities	10.7	(25.3)	35.9
Financing activities	(151.6)	(88.8)	(62.8)
Exchange rate effect	(1.7)	—	(1.7)
Decrease in cash	$(19.6)	$(5.8)	$(13.7)

Operating activities provided $123.1 million in the first half of 2020 compared to $108.2 million in the first half of 2019. Operating cash flows in the 2020 period included cash generated by working capital of $44.5 million compared to $7.0 million in the 2019 period.

Investing activities generated $10.7 million in the first half of 2020 and used $25.3 million in the first half of 2019. Net cash proceeds of $36.9 million, less $6.6 million which is classified as restricted cash (recorded within other assets on the Consolidated Balance Sheet as of June 30, 2020), from the sale of the Seeger business are included in investing activities for the 2020 period. See Note 2 of the Consolidated Financial Statements. Investing activities in the 2020 period also included capital expenditures of $19.8 million compared to $25.4 million in the 2019 period. The Company expects capital spending in 2020 to approximate $45 million.

Financing activities in the first half of 2020 included a net decrease in borrowings of $116.5 million compared to $21.4 million in the comparable 2019 period. In 2019, the Company borrowed 44.1 million Euros ($49.5 million) under the Amended Credit Facility through an international subsidiary. The proceeds were distributed to the Parent Company and subsequently used to pay down U.S. borrowings under the Amended Credit Agreement. During the first six months of 2020 and 2019, the Company repurchased 0.4 million shares and 0.9 million shares, respectively, of the Company's stock at a cost of $15.6 million and $50.3 million, respectively. Total cash used to pay dividends was $16.2 million in the 2020 period compared to $16.3 million in the 2019 period. Other financing cash flows during the first six months of 2020 and 2019 include $3.5 million and $1.6 million, respectively, of net cash payments resulting from the settlement of foreign currency hedges related to intercompany financing.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At June 30, 2020, $607.3 million was borrowed at an average interest rate of 1.23% under the Company's $1,000.0 million Amended Credit Facility which matures in February 2022. In addition, as of June 30, 2020, the Company had $5.1 million in borrowings under short-term bank credit lines. At June 30, 2020, the Company's total borrowings were comprised of 29% fixed rate debt and 71% variable rate debt. The interest payments on $100.0 million of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the respective interest rate swap that was executed in April 2017.

Debt Covenants

As noted above, borrowing capacity is limited by various debt covenants in the Company's debt agreements. Following is a reconciliation of Consolidated EBITDA, a key metric in the debt covenants, to the Company's net income (in millions):

Four fiscal quarters ended June 30, 2020
Net income	$117.0
Add back:
Interest expense	18.3
Income taxes	44.8
Depreciation and amortization	94.1
Adjustment for non-cash stock based compensation	12.6
Amortization of Gimatic acquisition inventory step-up	(3.3)
Workforce reduction and restructuring charges (see Note 17)	15.0
Due diligence and transaction expenses	3.0
Non-cash impairment charge (see Note 2)	5.6
Other adjustments	(5.7)
Consolidated EBITDA, as defined within the Amended Credit Agreement	$301.3

Consolidated Senior Debt, as defined, as of June 30, 2020	$718.5
Ratio of Consolidated Senior Debt to Consolidated EBITDA	2.38
Maximum	3.25
Consolidated Total Debt, as defined, as of June 30, 2020	$718.5
Ratio of Consolidated Total Debt to Consolidated EBITDA	2.38
Maximum	3.75
Consolidated Cash Interest Expense, as defined, as of June 30, 2020	$18.3
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	16.43
Minimum	4.25

The Amended Credit Agreement allows for certain adjustments within the calculation of the financial covenants. As defined within the Agreement governing the 3.97% Senior Notes, restructuring charges added back to EBITDA for debt covenant purposes is limited to $15.0 million over a four fiscal quarter period. Other adjustments consist primarily of changes in accounting as permitted under the Amended Credit Agreement. The Company's financial covenants are measured as of the end of each fiscal quarter. At June 30, 2020, additional borrowings of $411.5 million of Total Debt including $260.9 million of Senior Debt would have been allowed under the covenants. Senior Debt includes primarily the borrowings under the Amended Credit Facility, the 3.97% Senior Notes and the borrowings under the lines of credit. The Company's unused committed credit facilities at June 30, 2020 were $392.7 million; however, the borrowing capacity was limited by the debt covenants to $260.9 million at June 30, 2020.

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

Critical Accounting Policies

Goodwill and Indefinite-Lived Intangible Assets: Goodwill and indefinite-lived intangible assets are subject to impairment testing annually or earlier if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Management completes their annual impairment assessments during the second quarter of each year as of April 1. The Company utilizes the option to first assess qualitative factors to determine whether it is necessary to perform the Step 1 quantitative goodwill impairment test in accordance with the applicable accounting standards. Under the qualitative assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, overall unit performance and events directly affecting a unit. If the Company determines that the Step 1 quantitative impairment test is required, management estimates the fair value of the reporting unit primarily using the income approach, which reflects management’s cash flow projections, and also evaluates the fair value using the market approach. Inherent in management’s development of cash flow projections are assumptions and estimates, including those related to future earnings and growth and the weighted average cost of capital. The Company compares the fair value of the reporting unit with the carrying value of the reporting unit. If the fair values were to fall below the carrying values, the Company would recognize a non-cash impairment charge to income from operations for the amount by which the carrying amount of any reporting unit exceeds the reporting unit’s fair value, assuming the loss recognized does not exceed the total amount of goodwill for the reporting unit. Based on our second quarter assessment, the estimated fair value of the Automation reporting unit, which represents the 2018 acquisition of Gimatic, exceeded its carrying value while the estimated fair value of each of the remaining reporting units significantly exceeded their carrying values. There was no goodwill impairment at any reporting units. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company-specific and overall economic conditions, including the impacts of the COVID-19 pandemic. Management’s quantitative assessment includes a review of the potential impacts of current and projected market conditions from a market participant’s perspective on reporting units’ projected cash flows, growth rates and cost of capital to assess the likelihood of whether the fair value would be less than the carrying value. The Company also completed its annual impairment testing of its trade names, indefinite-lived intangible assets, in the second quarter of 2020 and determined that there were no impairments.

EBITDA

Earnings before interest expense, income taxes, and depreciation and amortization ("EBITDA") for the first half of 2020 was $102.0 million compared to $154.3 million in the first half of 2019. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes, and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors. Accordingly, the calculation has limitations depending on its use.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Six Months Ended June 30,
	2020	2019
Net income	$30.3	$71.6
Add back:
Interest expense	8.2	10.5
Income taxes	18.3	22.0
Depreciation and amortization	45.3	50.3
EBITDA	$102.0	$154.3

FORWARD-LOOKING STATEMENTS

Certain of the statements in this quarterly report contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements do not constitute guarantees of future performance and are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. These include, among others: difficulty maintaining relationships with employees, including unionized employees, customers, distributors, suppliers, business partners or governmental entities; failure to successfully negotiate collective bargaining agreements or potential strikes, work stoppages or other similar events; difficulties leveraging market opportunities; changes in market demand for our products and services; rapid technological and market change; the ability to protect and avoid infringing upon intellectual property rights; introduction or development of new products or transfer of work; higher risks in global operations and markets; the impact of intense competition; acts of terrorism, cybersecurity attacks or intrusions that could adversely impact our businesses; the impacts of the COVID-19 pandemic on our business, including on demand, supply chains, operations and our ability to maintain sufficient liquidity throughout the unknown duration and severity of the crisis; the failure to achieve anticipated cost savings associated with the workforce reductions and restructuring actions previously announced by the Company (the “Plan”); the ability to successfully execute the Plan; higher than anticipated costs in implementing the Plan; the preliminary nature of our cost and savings estimates related to the Plan, including the timing of such charges and savings, which are subject to change as the Company makes decisions and refines estimates over time; timing delays in implementing the Plan; our ability to realize all of the cost savings and benefits anticipated in connection with the Plan; management and employee distraction resulting from the Plan; uncertainties relating to conditions in financial markets; currency fluctuations and foreign currency exposure; future financial performance of the industries or customers that we serve; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; inability to realize expected sales or profits from existing backlog due to a range of factors, including changes in customer sourcing decisions, material changes, production schedules and volumes of specific programs; the impact of government budget and funding decisions; government tariffs, trade agreements and trade policies; the impact of new or revised tax laws and regulations; the adoption of laws, directives or regulations that impact the materials processed by our products or their end markets; changes in raw material or product prices and availability; restructuring costs or savings; the continuing impact of prior acquisitions and divestitures; integration of acquired businesses; and any other future strategic actions, including acquisitions, divestitures, restructurings, or strategic business realignments, and our ability to achieve the financial and operational targets set in connection with any such actions; the outcome of pending and future legal, governmental, or regulatory proceedings and contingencies; product liabilities and uninsured claims; future repurchases of common stock; future levels of indebtedness; and numerous other matters of a global, regional or national scale, including those of a political, economic, business, competitive, environmental, regulatory and public health nature (including the COVID-19 pandemic); and other risks and uncertainties described in documents filed with or furnished to the Securities and Exchange Commission ("SEC") by the Company, including, among others, those in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors sections of the Company's filings. The Company assumes no obligation to update its forward-looking statements.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's second quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, could adversely affect our business, results of operations and financial condition. We face risks related to the COVID-19 pandemic that have, and are expected to continue to have, an adverse impact on our business, results of operations and financial condition.

The COVID-19 pandemic (“COVID-19”) has negatively impacted the global economy, disrupted global supply chains and created significant volatility, uncertainty and disruption within financial markets. COVID-19 has adversely affected, and continues to pose risks to, our business, including our operational and financial performance. The extent to which COVID-19 impacts our performance depends on numerous evolving factors, many of which continue to be highly uncertain, including, among other things, the duration and spread of COVID-19, its severity, and the actions taken in response to it; the effect on our customers and customer demand for our products and services; our ability to sell and provide our products and services, including as a result of travel restrictions and “shelter in place” orders; the ability of our customers to pay for our products and services; and any closures of our offices and facilities as well as those of our customers and suppliers. Customers may also decelerate decision making, delay planned work or seek to terminate existing agreements. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.

Additionally, COVID-19 has had and continues to have a material impact on the air travel and aviation industries. Several countries, including the United States, have taken steps to restrict air travel, and many companies have adopted policies prohibiting non-essential business travel by their employees. Even in the absence of formal restrictions and prohibitions, contagious illness and fear of contagion have adversely affected travel behavior which may continue. Current travel restrictions, as well as changes in the propensity for the general public to travel by air as a result of COVID-19, has caused reductions in demand for commercial aircraft. If COVID-19 continues to have a material impact on the airline and aviation industry, including on General Electric, which accounted for approximately 20% of our total sales and 55% of Aerospace’s net sales in 2019, and our other large customers, it could continue to materially affect the business and results of operations of our Aerospace business.

To the extent COVID-19 or any worsening of the global business and economic environment as a result thereof continue to adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
April 1-30, 2020	631		$42.53	—	3,704,000
May 1-31, 2020	73		$37.48	—	3,704,000
June 1-30, 2020	547		$41.50	—	3,704,000
Total	1,251	(1)	$41.78	—

(1)
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

Item 6. Exhibits

Exhibit 10.1	Form of Temporary Officer Base Salary Reduction Consent.
Exhibit 15	Letter regarding unaudited interim financial information.
Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date:	July 28, 2020	/s/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr. Senior Vice President, Finance Chief Financial Officer (Principal Financial Officer)

Date:	July 28, 2020	/s/ MARIAN ACKER
Marian Acker Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended June 30, 2020

Exhibit No.	Description	Reference
10.1	Form of Temporary Officer Base Salary Reduction Consent.	Filed with this report.
15	Letter regarding unaudited interim financial information.	Filed with this report.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed with this report.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	Filed with this report.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with this report.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with this report.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with this report.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with this report.