Form 10-K
period 2020-12-31
BARNES GROUP INC
filed 2021-02-22
CIK 9984

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2020

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
None
 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
 Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the close of business on June 30, 2020 was approximately $1,839,749,332 based on the closing price of the Common Stock on the New York Stock Exchange on that date. The registrant does not have any non-voting common equity.
The registrant had outstanding 50,649,227 shares of common stock as of February 17, 2021.
 Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 7, 2021 are incorporated by reference into Part III.

Table of Content
Barnes Group Inc.
Index to Form 10-K
Year Ended December 31, 2020

 FORWARD-LOOKING STATEMENTS

This Annual Report may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements often address our expected future operating and financial performance and financial condition, and often contain words such as "anticipate," "believe," "expect," "plan," "estimate," "project," "continue," "will," "should," and similar terms. These forward-looking statements do not constitute guarantees of future performance and are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. These include, among others: difficulty maintaining relationships with employees, customers, distributors, suppliers, business partners or governmental entities; failure to successfully negotiate collective bargaining agreements or potential strikes, work stoppages or other similar events; difficulties leveraging market opportunities; changes in market demand for our products and services; rapid technological and market change; the ability to protect and avoid infringing upon intellectual property rights; introduction or development of new products or transfer of work; higher risks in global operations and markets; the impact of intense competition; acts of terrorism, cybersecurity attacks or intrusions that could adversely impact our businesses; the impacts of the COVID-19 pandemic on our business, including on demand, supply chains, operations and our ability to maintain sufficient liquidity throughout the unknown duration and severity of the pandemic; the failure to achieve anticipated cost savings and benefits associated with workforce reductions and restructuring actions, including actions previously announced by the Company; uncertainties relating to conditions in financial markets; currency fluctuations and foreign currency exposure; future financial performance of the industries or customers that we serve; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; inability to
2

Table of Content
realize expected sales or profits from existing backlog due to a range of factors, including changes in customer sourcing decisions, material changes, production schedules and volumes of specific programs; the impact of government budget and funding decisions; government tariffs, trade agreements and trade policies; the impact of new or revised tax laws and regulations; the adoption of laws, directives or regulations that impact the materials processed by our products or their end markets; changes in raw material or product prices and availability; the continuing impact of prior acquisitions and divestitures; integration of acquired businesses; and any other future strategic actions, including acquisitions, divestitures, restructurings, or strategic business realignments, and our ability to achieve the financial and operational targets set in connection with any such actions; the ability to achieve social and environmental performance goals; the outcome of pending and future legal, governmental, or regulatory proceedings and contingencies; product liabilities and uninsured claims; future repurchases of common stock; future levels of indebtedness; and numerous other matters of a global, regional or national scale, including those of a political, social, economic, business, competitive, environmental, regulatory and public health nature (including the COVID-19 pandemic); and other risks and uncertainties described in this Annual Report. The Company assumes no obligation to update its forward-looking statements.

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

COVID-19 Pandemic

The outbreak of coronavirus (“COVID-19”) and the resulting pandemic has resulted in a substantial curtailment of business activities worldwide and has caused weakened economic conditions, both in the United States and abroad. COVID-19 has also driven a global slowdown within aerospace markets during 2020, resulting in lower aircraft utilization and the removal of aircraft from service by certain airlines. The Company has taken a number of actions to mitigate the impacts of COVID-19 on its financial results during 2020, however the pandemic has negatively affected our sales and financial results. We expect that COVID-19 will continue to have an impact on our financial condition and results of operations in the near term and may have a material impact on our financial condition, liquidity and results of operations in future periods. See “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion regarding the impact of the pandemic on our financial results. Also, see “Part I - Item 1A - Risk Factors” for discussion of the risks and uncertainties associated with COVID-19.

Our Strategy

The Company’s strategy consists of four pillars to drive our vision:
1.Build a World-class Company Focused on High Margin, High Growth Businesses - We proactively manage our business portfolio with a focus on multiple platforms and market channels, in end-markets where projected long-term growth and favorable macro-economic trends are present. By doing so, we expect to create superior value for our key stakeholders - our shareholders, customers, employees and the communities in which we operate.

2.Leverage the Barnes Enterprise System (“BES”) as a Significant Competitive Advantage - BES is our integrated operating system that promotes a culture of employee engagement and empowerment and drives alignment across the organization around a common vision. BES standardizes our business processes to allow us to achieve commercial, operational and financial excellence in everything we do.

3.Expand and Protect Our Intellectual Property to Deliver Differentiated Solutions - Driven by a passion for innovation, we embrace intellectual property as a core differentiator to create proprietary products, processes and systems. Through our Global Innovation Forum, we foster an environment that generates great ideas and shares best practices across the enterprise to maximize our collective strengths and create economies of scale in the development and commercialization of new and innovative products and services.

4.Effectively Allocate Capital to Drive Top Quartile Total Shareholder Return - We strive to be good custodians of our shareholders’ capital and to drive maximum shareholder value. We do so by investing in our core businesses to fund profitable, organic growth and by employing a disciplined capital allocation process in the strategic acquisitions we undertake.

__________
(1)     As used in this annual report, “Company,” “Barnes Group,” “we” and “ours” refer to the registrant and its consolidated subsidiaries except where the context requires otherwise, and “Industrial” and “Aerospace” refer to the registrant’s segments, not to separate corporate entities.

Table of Content
The Company continues to expand applied and fundamental research and development activities to generate a continuous flow of innovative new products and services for our customers. Focal areas include the development of new technology that significantly improves existing products, components, integrated systems and services, and the development of new applications for existing products and services. Our product development strategy is driven by product design teams and collaboration with our customers, particularly within Industrial’s Molding Solutions and Automation businesses. Initial focus has been on four key technology platforms including materials, software, hardware and sensors, each of which will be instrumental to the future success of the Company. These combined technologies are planned to be at the core of the next generation of products and services we bring to market. Investments in research and development are critical to our long-term growth, enabling us to meet changing customer and marketplace needs.

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
In 2018, the Company completed its acquisition of Gimatic S.r.l. ("Gimatic"), launching our Automation business unit. Gimatic designs and develops robotic grippers, advanced end-of-arm tooling systems, sensors and other automation components. Gimatic serves a wide range of customers within the automation end market including those that operate within the automotive, packaging, healthcare and food and beverage industries. Headquartered in Italy, Gimatic has a sales network extending across Europe, North America and Asia. Gimatic results have been included within the Industrial segment's operating profit. See Note 2 of the Consolidated Financial Statements.

REPORTABLE SEGMENTS

Industrial

The Industrial segment is a global provider of highly-engineered, high-quality precision components, products and systems for critical applications serving a diverse customer base in end-markets such as transportation, industrial equipment, automation, personal care, packaging, electronics, and medical devices. Focused on innovative custom solutions, Industrial participates in the design phase of components and assemblies whereby customers receive the benefits of application and systems engineering, new product development, testing and evaluation, and the manufacturing of final products. Products are sold primarily through its direct sales force and global distribution channels. Industrial's Molding Solutions business designs and manufactures customized hot runner systems, advanced mold cavity sensors and process control systems, and precision high cavitation mold assemblies - collectively, the enabling technologies for many complex injection molding applications. The Force & Motion Control business provides innovative cost-effective force and motion control solutions for a wide range of metal forming and other industrial markets. The Automation business designs and develops robotic grippers, advanced end-of-arm tooling systems, sensors and other automation components for intelligent robotic handling solutions and industrial automation applications. See “Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Transformation” for additional information related to the Company's branding of the Force & Motion Control and Automation businesses. Industrial's Engineered Components business manufactures and supplies precision mechanical products used in transportation and industrial applications, including mechanical springs and high-precision punched and fine-blanked components.

Industrial competes with a broad base of large and small companies engaged in the manufacture and sale of engineered products, precision molds, hot runner systems, robotic handling solutions and precision components. Industrial competes on the basis of quality, service, reliability of supply, engineering and technical capability, geographic reach, product breadth, innovation, design and price. Industrial has a global presence, with manufacturing, distribution and assembly operations in the United States, China, Germany, Italy, Sweden and Switzerland, among others. Industrial also has sales and service operations in the United States, China/Hong Kong, Germany, Italy and Switzerland, among others. For additional information regarding net sales by geographic area, refer to Notes 4 and 22 of the Consolidated Financial Statements. Sales by Industrial to its four largest customers accounted for approximately 10% of its sales in 2020.

Aerospace

Aerospace is a global manufacturer of complex fabricated and precision-machined components and assemblies for turbine engines, nacelles and structures for both commercial and defense-related aircraft. The Aerospace Aftermarket business provides aircraft engine component MRO services, including services performed under our Component Repair Programs (“CRPs”), for

Table of Content
many of the world’s major turbine engine manufacturers, commercial airlines and the defense market. The Aerospace Aftermarket business also manufactures and delivers aftermarket spare parts, revenue sharing programs (“RSPs”) under which the Company has an exclusive right to supply designated aftermarket parts over the life of specific aircraft engine programs.
Aerospace’s OEM business (“OEM”) offers a comprehensive range of in-house manufacturing solutions and capabilities, including components and assemblies. The applications for these components primarily include engines, airframes and nacelles. Aerospace OEM competes with a large number of fabrication and machining companies. Our competitive advantage is based mainly on value derived from quality, concurrent engineering and technical capability, product breadth, solutions-providing new product introduction, timeliness, service, price and intellectual property. Aerospace’s fabrication and machining operations, with facilities in Arizona, Connecticut, Michigan, Ohio, Utah and Singapore, produce critical engine, nacelle and airframe components through technologically advanced manufacturing processes.

The Aerospace Aftermarket business supplements jet engine OEMs’ maintenance, repair and overhaul capabilities, and competes with the service centers of major commercial airlines and other independent service companies for the repair and overhaul of turbine engine components. The manufacture and supply of aerospace aftermarket spare parts, including those related to the RSPs, are dependent upon the reliable and timely delivery of high-quality components. Aerospace’s Aftermarket facilities, located in Connecticut, Ohio and Singapore, specialize in the repair and refurbishment of highly engineered components and assemblies such as cases, rotating life limited parts, rotating air seals, turbine shrouds, vanes and honeycomb air seals. Aerospace Aftermarket's facility in Malaysia is focused on the supply of spare parts. For additional information regarding net sales by geographic area, refer to Notes 4 and 22 of the Consolidated Financial Statements. Sales by Aerospace to its three largest customers, General Electric, Rolls-Royce and Raytheon Technologies Corporation, accounted for approximately 55%, 15% and 5% of its sales in 2020, respectively. Sales to its next three largest customers in 2020 collectively accounted for approximately 5% of its total sales.

RESOURCES OF THE BUSINESS

Human Capital Management

Our people are one of our greatest assets. Our skilled and dedicated employees around the globe are committed to the highest performance standards and achieving consistent, sustainable profitable growth. At December 31, 2020, the Company had approximately 5,000 employees worldwide. Approximately 20% were in the Asia-Pacific region, 40% in the Europe, Middle East and Africa region and 40% in the Americas region.

The Company maintains a global Health, Safety and Environmental Affairs ("HSE") program which focuses on employee safety throughout the enterprise. Our HSE program maintains a set of HSE standards, consistent with our commitment to worker health and safety and to environmental protection, as well as with prevailing regulatory frameworks in place around the globe. All locations are required to meet local laws and regulations, or the HSE Standards, whichever are more stringent. We measure and monitor results using standard protocols, which are communicated to the senior leadership team and Board of Directors on a regular basis.

With the safety of our employees as our priority, we continuously focus on proactive risk identification and mitigation with emphasis on “practicing safety.” Employee health and safety took center stage in 2020 as we implemented the necessary preventive measures and controls to protect our employees and keep our operations running.

The Company’s long history is grounded in its core values and principles which have guided our ongoing transformation and growth. Our Company Values promote a culture of collaboration, empowerment, diversity and inclusion, and an environment providing opportunity, dignity and respect for all of our employees. Grounded in these values and as an integral part of BES, we manage human capital through our Talent Management System ("TMS"). TMS integrates our key human resource processes and tools to facilitate talent management decisions and enables the Company to have the right people with the right skills in the right roles at the right time. TMS enhances our ability to attract and hire talented employees, as well as supports their growth, development and engagement - empowering them to perform at their very best, every day. Aligned with our vision TMS helps accelerate the ongoing transformation of our Company, to drive business performance, and support the successful execution of the Company’s growth strategy.

The TMS framework focuses on five key areas (pillars) - Attract, Perform, Develop, Engage and Recognize – all supported by tools and processes that our employees, managers and leaders can use to support their own professional growth and development, as well as leverage to make better talent management decisions that promote and cultivate an agile and high performance organization.

Table of Content

Attract – encompasses the processes and tools available to employees and management that support and facilitates the      planning and effective recruiting, hiring and on-boarding of our employees.

Perform – highlights the processes and tools that help our employees fully leverage and utilize their skills and capabilities to perform at their best and contribute meaningfully to achieving the goals and objectives of the business.

Develop – comprises the Human Resource processes and tools that support the growth and development of our employees through on-going training, skill-building, assessment, career planning and development and enrichment opportunities.

Engage - contains Human Resource programs and tools that support employee engagement and involvement across the Company and in the communities in which our employees work and live.

Recognize - aligned with our “pay-for-performance” philosophy, highlights Human Resource processes and programs used to recognize and reward our employees and facilitate their on-going engagement. Furthermore, our compensation programs are designed to align the compensation of our employees with the company’s performance provide the proper incentives to attract, retain and motivate employees to achieve superior results for both short-term and long-term performance.

In managing our global businesses, and as part of TMS, we focus on several human capital measures and objectives including those related to the hiring, performance, succession planning and retention of our employees. We accomplish this through the effective utilization of our robust TMS tools, and the ongoing commitment and engagement of the senior leadership team – all with a view of identifying and developing the next generation workforce, the future leaders of the Company and promoting a high-performance organization.

Intellectual Property

Patents and other proprietary rights, including trade secrets, unpatented know-how such as know-how related to manufacturing processes, and continuing technological innovations, are important to our business. We own a large portfolio of patents, trademarks and trade names and are a party to certain intellectual property licenses that enhance our competitive position. While we consider them to be valuable assets, we do not believe that any of these patents, trademarks or other intellectual property rights is individually significant to the Company or either of our segments. We maintain procedures to protect our intellectual property. For a discussion of certain risks related to the Company's intellectual property, see "Part I, Item 1A. Risk Factors - Risks Related to Intellectual Property".

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

SEASONALITY

No material portion of our business is considered to be seasonal.

EXECUTIVE OFFICERS OF THE COMPANY

For information regarding the Executive Officers of the Company, see Part III, Item 10 of this Annual Report.

Table of Content
GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL MATTERS

We are subject to numerous environmental, legal, and regulatory requirements related to our global operations.

We are subject to laws and regulations related to anti-corruption such as the U.S. Foreign Corrupt Practices Act, data privacy and security laws, such as the European Union's General Data Protection Regulation, and regulations relating to import-export control. A portion of our products, including defense-related products, may require governmental licenses. Additionally, our U.S. government contracts are generally subject to Federal Acquisition Regulations (“FAR”), agency-specific regulations that implement or supplement FAR, and other applicable laws and regulations which impose a broad range of requirements, many of which are unique to government contracting. These include various procurement, import and export, security, disclosure of cost and pricing data, contract termination and adjustment, and audit requirements.

We use and generate hazardous substances and wastes in our operations. In addition, many of our current and former properties are or have been used for industrial purposes. Our past and present business operations, past and present ownership and operations of real property and the use, sale, storage and handling of chemicals and hazardous products subject us to a variety of extensive and changing federal, state, local, and foreign laws and regulations relating to environmental, health, and safety concerns, including those regulating the handling, use, storage, discharge, and disposal of certain materials (including chemicals and hazardous materials), used in or derived from our manufacturing processes. Accordingly, we monitor hazardous waste management and applicable environmental permitting and reporting for compliance with applicable laws at our locations in the ordinary course of our business.

For a discussion of the risks associated with these laws and regulations, see "Part I, Item 1A, Risk Factors."

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

RISKS RELATED TO THE COVID-19 PANDEMIC

The recent coronavirus pandemic (COVID-19) has had an adverse effect on our business, results of operations and financial condition, and we expect its impact will continue, at least in the near term. COVID-19 has negatively impacted the global economy, disrupted global supply chains and created significant volatility, uncertainty and disruption within financial markets. COVID-19 has adversely affected, and continues to pose risks to, our business, including our operational and financial performance. The extent to which COVID-19 impacts our performance depends on numerous evolving factors, many of which continue to be highly uncertain, including, among other things, the duration and spread of COVID-19, its severity, and the actions taken in response to it; the effect on our customers and customer demand for our products and services; our ability to sell and provide our products and services, including as a result of travel restrictions and “shelter in place” orders; the ability of our customers to pay for our products and services; and when and to what extent normal business, economic and social activity and conditions resume. There is risk that a significant number of our employees, or employees who perform critical functions, become ill and/or are quarantined as the result of exposure, or that government policies restrict the ability of those employees to perform their critical functions; or of closures of our offices and facilities as well as those of our customers and suppliers. Customers may also decelerate decision making, delay planned work or seek to terminate existing agreements. Logistics and transportation availability may be reduced or become more costly due to the prioritization of vaccine shipments. An extended

Table of Content
period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.

COVID-19 has had and continues to have a material impact on the air travel and aviation industries. Several countries, including the United States, have taken steps to restrict air travel, and many companies have adopted policies prohibiting or curtailing non-essential business travel by their employees. Even in the absence of formal restrictions and prohibitions, contagious illness and fear of contagion have adversely affected travel behavior which may continue. Current travel restrictions, as well as changes in the propensity for the general public to travel by air as a result of COVID-19, has caused reductions in demand for commercial aircraft. If COVID-19 continues to have a material impact on the airline and aviation industry, including on General Electric ("GE") and our other large customers, it could continue to materially affect the business and results of operations of our Aerospace business.

The widespread outbreak of another illness or any other communicable disease, or any other public health crisis, may likewise adversely affect our business, results of operations and financial condition.

RISKS RELATED TO OUR BUSINESSES AND THE INDUSTRIES WITHIN WHICH WE OPERATE

We depend on revenues and earnings from a small number of significant customers. Any bankruptcy of or loss of or cancellation, reduction or delay in purchases by these customers could harm our business. Net sales to GE and its subsidiaries in 2020 accounted for 17% of our total sales and approximately 55% of Aerospace's net sales. Aerospace's second and third largest customers, Rolls-Royce and Raytheon Technologies Corporation and their respective subsidiaries, accounted for 15% and 5%, respectively, of Aerospace's net sales in 2020. Approximately 5% of Aerospace's net sales in 2020 were to its next three largest customers. Approximately 10% of Industrial's sales in 2020 were to its four largest customers. Some of our success will depend on the business strength and viability of those customers. We cannot assure you that we will be able to retain our largest customers. Some of our customers may in the future reduce their purchases due to economic conditions or shift their purchases from us to our competitors, in-house or to other sources. Some of our long-term sales agreements provide that the customer may unilaterally reduce or discontinue its projected purchases without penalty or terminate for convenience. The loss of one or more of our largest customers, any reduction, cancellation or delay in sales to these customers (including a reduction in aftermarket volume in our Aerospace Aftermarket business' Revenue Sharing Programs), our inability to successfully develop relationships with new customers, or future price concessions we make to retain customers could significantly reduce our sales and profitability.

We may not recover all of our up-front costs related to new or existing programs. New programs may require significant up-front investments for capital equipment, engineering, inventory, design and tooling. As OEMs in the transportation and aerospace industries have looked to suppliers to bear increasing responsibility for the design, engineering and manufacture of systems and components, they have increasingly shifted the financial risk associated with those responsibilities to the suppliers as well. This trend may continue and is most evident in the area of engineering cost reimbursement. We cannot assure you that we will have adequate funds to make such up-front investments or to recover such costs from our customers as part of our product pricing or through sales volume. In such event, our profitability, liquidity and cash flows may be adversely affected. In addition, we incur costs and make capital expenditures for new program awards based upon certain estimates of production volumes and production complexity. While we attempt to recover such costs and capital expenditures by appropriately pricing our products, the prices of our products are based in part upon planned production volumes. If the actual production is significantly less than planned or significantly more complex than anticipated, we may be unable to recover such costs. In addition, because a significant portion of our overall costs is fixed, declines in our customers’ production levels can adversely affect the level of our reported profits even if our up-front investments are recovered.

We may not realize all of the sales expected from our existing backlog or anticipated orders. At December 31, 2020, we had $832.7 million of order backlog, the majority of which related to Aerospace OEM customers, as compared with $1,080.0 million at the end of 2019. Of the 2020 year-end backlog, $582.2 million was attributable to Aerospace and $250.5 million was attributable to Industrial. Approximately 60% of the Company's consolidated year-end backlog is scheduled to be shipped during 2021, with the remainder scheduled to be shipped after 2021. There can be no assurances that the revenues projected in our backlog will be realized or, if realized, will result in profits. We consider backlog to be firm customer orders for future delivery. OEM customers may provide projections of components and assemblies that they anticipate purchasing in the future under existing programs. These projections may represent orders that are beyond lead time and are included in backlog when supported by a long term agreement. Our customers may have the right under certain circumstances or with certain penalties or consequences to terminate, reduce or defer firm orders that we have in backlog. If this occurs, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected. Although we strive to maintain strong relationships with our customers, there is an ongoing risk that orders may be canceled or rescheduled due to fluctuations in our customers’ business requirements.

Table of Content

Also, our realization of sales from new and existing programs is inherently subject to a number of important risks and uncertainties, including whether our customers execute the launch of programs on time, or at all, the number of units that our customers actually produce, the timing of production and manufacturing insourcing decisions made by our customers. In addition, until firm orders are placed, our customers may have the right to discontinue a program or replace us with another supplier at any time without penalty. Our failure to realize sales from new and existing programs could have a material adverse effect on our net sales, results of operations and cash flows.

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

Original equipment manufacturers in the aerospace and transportation industries have significant pricing leverage over suppliers and may be able to achieve price reductions over time. Additionally, we may not be successful in our efforts to raise prices on our customers. There is substantial and continuing pressure from OEMs in the aerospace and transportation industries, including automotive, to reduce the prices they pay to suppliers. We attempt to manage such downward pricing pressure, while trying to preserve our business relationships with our customers, by seeking to reduce our production costs through various measures, including purchasing raw materials and components at lower prices and implementing cost-effective process improvements. Our suppliers have periodically resisted, and in the future may resist, pressure to lower their prices and may seek to impose price increases. If we are unable to offset OEM price reductions, our profitability and cash flows could be adversely affected. In addition, OEMs have substantial leverage in setting purchasing and payment terms, including the terms of accelerated payment programs under which payments are made prior to the account due date in return for an early payment discount. OEMs can unexpectedly change their purchasing policies or payment practices, which could have a negative impact on our short-term working capital.

We operate in highly competitive markets. We may not be able to compete effectively with our competitors, and competitive pressures could adversely affect our business, financial condition and results of operations. Our two global business segments compete with a number of larger and smaller companies in the markets we serve. Some of our competitors have greater financial, production, research and development, or other resources than we do. Within Aerospace, certain of our OEM customers compete with our repair and overhaul business. Some of our OEM customers in the aerospace industry also compete with us where they have the ability to manufacture the components and assemblies that we supply to them but have chosen, for capacity limitations, cost considerations or other reasons, to outsource the manufacturing to us. Our customers award business based on, among other things, price, quality, reliability of supply, service, technology and design. Our competitors’ efforts to grow market share could exert downward pressure on our product pricing and margins. Our competitors may also develop products or services, or methods of delivering those products or services, that are superior to ours. In addition, our competitors may adapt more quickly than us to new technologies or evolving customer requirements. We cannot assure you that we will be able to compete successfully with our existing or future competitors. Our ability to compete successfully will depend, in part, on our ability to continue to make investments to innovate and manufacture the types of products demanded by our customers, and to reduce costs by such means as reducing excess capacity, leveraging global purchasing, improving productivity, eliminating redundancies and increasing production in low-cost countries. We have invested, and expect to continue to invest, in increasing our manufacturing footprint in low-cost countries. We cannot assure you that we will have sufficient resources to continue to make such investments or that we will be successful in maintaining our competitive position. If we are unable to differentiate our products and services or maintain a low-cost footprint, we may lose market share or be forced to reduce prices, thereby lowering our margins. Any such occurrences could adversely affect our financial condition, results of operations and cash flows.

The industries in which we operate have been experiencing consolidation, both in our suppliers and the customers we serve. Supplier consolidation is in part attributable to OEMs more frequently awarding long-term sole source or preferred supplier contracts to the most capable suppliers in an effort to reduce the total number of suppliers. If consolidation of our existing competitors or customers occurs, we would expect the competitive pressures we face to increase, and we cannot assure you that our business, financial condition, results of operations or cash flows will not be adversely impacted as a result.

Our products and services may be rendered obsolete, or otherwise impacted by proposed regulations affecting product and packaging composition and disposability. Our manufacturing operations focus on highly engineered components which require extensive engineering and research and development time. Our competitive advantage may be adversely impacted if we cannot continue to introduce new products ahead of our competition, or if our products are rendered obsolete by other products or by new, different technologies and processes. The success of our new products will depend on a

Table of Content
number of factors, including innovation, customer acceptance, the efficiency of our suppliers in providing materials and component parts, and the performance and quality of our products relative to those of our competitors. We cannot predict the level of market acceptance or the amount of market share or production share our new products will achieve. Additionally, we may face increased or unexpected costs associated with new product introduction, including the use of additional resources such as personnel and capital. We cannot provide assurance that we will not experience new product introduction delays in the future.

A significant portion of the sales of certain businesses within our Industrial segment are realized from the design, manufacture, distribution, and service of highly-engineered and customized products and systems for plastic injection molding and plastics processing across a broad spectrum of applications. Decrease in demand for plastic products or equipment used in the production of plastic products, changes in technological advances, or changes in laws or regulations could have a material adverse effect on our business, financial condition, and results of operations. Sales volume is dependent upon the need for equipment used to produce plastic products, which may be significantly influenced by the demand for plastics, the capital investment needs of companies in the plastic injection molding and plastics processing industries, changes in technological advances, or changes in laws or regulations such as, but not limited to, those related to single-use plastics, product and packaging composition, and recycling. Unfavorable developments in these industries could have a material adverse effect on our business, financial condition, and results of operations.

Demand for our defense-related products depends on government spending. A portion of Aerospace's sales is derived from defense markets, including single-sourced and dual-sourced sales. The defense market is largely dependent upon government budgets and is subject to governmental appropriations. Although multi-year contracts may be authorized in connection with major procurements, funds are generally appropriated on a fiscal year basis even though a program may be expected to continue for several years. Consequently, programs are often only partially funded and additional funds are committed only as further appropriations are made. We cannot assure you that maintenance of or increases in defense spending will be allocated to programs that would benefit our business. Moreover, we cannot assure you that new defense-related aircraft programs in which we participate will enter full-scale production as expected. A decrease in levels of defense spending or the government’s termination of, or failure to fully fund, one or more of the contracts for the programs in which we participate could have a material adverse effect on our financial position and results of operations.

The aerospace industry is highly regulated. Complications related to aerospace regulations may adversely affect the Company. A substantial portion of our income is derived from our aerospace businesses. The aerospace industry is highly regulated in the U.S. by the Federal Aviation Administration, or FAA, and in other countries by similar regulatory agencies. We must be certified by these agencies and, in some cases, by individual OEMs in order to engineer, produce and service systems and components used in specific aircraft models. If material authorizations or approvals were delayed, revoked or suspended, our business could be adversely affected. New or more stringent governmental regulations may be adopted, or industry oversight heightened, in the future, and we may incur significant expenses to comply with any new regulations or any heightened industry oversight.

Fluctuations in jet fuel and other energy prices and availability may impact our operating results. Fuel costs constitute a significant portion of operating expenses for companies in the aerospace industry. Fluctuations in fuel costs could impact levels and frequency of aircraft maintenance and overhaul activities, and airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the value associated with new fuel efficient technologies. Weather-related events, natural disasters, political disruptions or wars involving oil-producing countries, changes in governmental policy concerning aircraft fuel production, changes in refining capacity, environmental concerns such as climate change, greenhouse gases and aircraft emissions, and other unpredictable events may result in future fuel supply shortages and fuel price increases. For example, widespread disruption to oil production, refinery operations and pipeline capacity in certain areas of the U.S. can impact the price of jet fuel significantly. Geopolitical conflicts, such as conflicts in the Middle East, an important source of oil for the U.S. and other countries where we do business, cause prices for fuel to be volatile. These fluctuations could have a material adverse effect on our financial condition or results of operations.

RISKS ASSOCIATED WITH OPERATING A GLOBAL BUSINESS

Our operations depend on our global manufacturing, sales, and service facilities and information systems which are subject to physical, environmental, operational and other risks that could disrupt our operations. We have a significant number of manufacturing facilities, technical service centers, and sales and distribution centers both within and outside the U.S. The global scope of our business subjects us to increased risks and uncertainties such as threats of war, terrorism and instability of governments; and economic, regulatory and legal systems in countries in which we or our customers conduct business.

Table of Content
Our customers' and suppliers' facilities, as well as our own facilities, are located in areas that may be affected by natural disasters, including earthquakes, windstorms and floods, which could cause significant damage and disruption to the operations of those facilities and, in turn, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, some of our manufacturing equipment and tooling is custom-made and is not readily replaceable. Loss of such equipment or tooling could have a negative impact on our manufacturing capabilities and, as a result, our financial condition, results of operations and cash flows. A major catastrophe such as an earthquake, windstorm, flood or other natural disaster at any of our sites, infectious disease outbreaks, or significant labor strikes, work stoppages, political unrest, or any of the events described above, in any of the areas where we or our customers conduct operations could result in a prolonged interruption of our business. Any disruption resulting from these events could cause significant delays in the manufacture or shipment of products or the provision of repair and other services that may result in our loss of sales and customers. Although we have obtained property damage and business interruption insurance, our insurance will not cover all potential risks, and we cannot assure you that we will have adequate insurance to compensate us for all losses that result from any insured risks. Any material loss not covered by insurance could have a material adverse effect on our financial condition, results of operations and cash flows. We cannot assure you that insurance will be available in the future at a cost acceptable to us or at a cost that will not have a material adverse effect on our profitability, net income and cash flows.

The global nature of our operations subjects us to financial and regulatory risks in the countries in which we and our customers, suppliers and other business counterparties operate. In addition, we sell or may in the future sell our products and services to the U.S. and foreign governments and in foreign countries. As noted above, we are subject to a variety of federal, state, local, and foreign laws and regulations relating to environmental, health, and safety concerns, including those regulating the handling, storage, discharge, and disposal of certain materials used in or derived from our manufacturing processes. Our failure to comply with these laws or regulations could result in regulatory penalties, fines, and legal liabilities; suspension of production; alteration of our manufacturing; damage to our reputation; and restrictions on our operations or sales. As a global business, we are also subject to other complex laws, regulations and other conditions in the U.S. and other countries in which we operate, and associated risks, including: U.S. imposed embargoes of sales to specific countries; foreign import controls; import regulations and duties; export regulations (which require us to comply with stringent licensing regimes); reporting requirements regarding the use of "conflict" minerals mined from certain countries; anti-dumping regulations; price and currency controls; dividend remittance restrictions; expropriation of assets; war, civil uprisings and riots; government instability; government-imposed economic uncertainties, such as a prolonged U.S. federal government shutdown; government contracting requirements including cost accounting standards, including various procurement, security, and audit requirements, as well as requirements to certify to the government compliance with these requirements; the necessity of obtaining governmental approval for new and continuing products and operations; and legal systems or decrees, laws, taxes, regulations, interpretations and court decisions that are not always fully developed and that may be retroactively or arbitrarily applied. We have experienced inadvertent violations of some of these regulations, including export regulations, safety and environmental regulations, and regulations prohibiting sales of certain products in the past, none of which has had or, we believe, will have a material adverse effect on our business.We may be subject to potential material liabilities relating to any investigation and clean-up of our locations or properties where we delivered hazardous waste for handling or disposal that may be contaminated or which may have been contaminated prior to our purchase, and to claims alleging personal injury. Any significant violations of these or other regulations in the future could result in civil or criminal sanctions, and the loss of export or other licenses which could have a material adverse effect on our business. We are subject to state unclaimed property laws in the ordinary course of business and are currently undergoing a multi-state unclaimed property audit which is expected to close in 2021 and result in a payment by the Company of an immaterial amount. We may also be subject to unanticipated income taxes, excise and custom duties, import taxes, export taxes, value added taxes, or other governmental assessments, and taxes may be impacted by changes in legislation in the tax jurisdictions in which we operate. In addition, our organizational and capital structure may limit our ability to transfer funds between countries without incurring adverse tax consequences. Any of these events could result in a loss of business or other unexpected costs that could reduce sales or profits and have a material adverse effect on our financial condition, results of operations and cash flows.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act ("FCPA") and similar worldwide anti-corruption law and data privacy and security laws. The FCPA and similar anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws. Our operations outside the United States, including in developing countries, expose us to the risk of such violations. Our policies mandate compliance with these anti-corruption laws. Despite our training and compliance program, we cannot provide assurance that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or agents. Violations, or allegations, could damage our reputation, as well as result in substantial fines, sanctions, civil and/or criminal penalties, termination of relationships with business partners and curtailment of operations in certain jurisdictions, and as a result might materially and adversely affect our business, results of operations or financial condition.

Table of Content

Additionally, to conduct our operations, we regularly move data across borders, and consequently we are subject to a variety of increasingly complex and changing laws and regulations regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other customer, vendor or employee data. The interpretation and enforcement of such laws and regulations, such as the European Union’s General Data Protection Regulation, are continuously developing and evolving and there is significant uncertainty with respect to how compliance with these laws and regulations may evolve and the costs and complexity of future compliance. Violations could result in substantial fines, sanctions or civil penalties, damage to our reputation and might materially and adversely affect our business, results of operations or financial condition.

International trade policies may impact demand for our products and our competitive position. Our results could be impacted by changes in tariffs, trade agreements or other trade restrictions imposed or agreed to by the U.S. or foreign governments. For example, a government’s adoption of “buy national” policies or retaliation by another government against such policies could have a negative impact on our results of operations. Trade restrictions, including withdrawal from or modification of existing trade agreements, negotiation of new trade agreements, and imposition of new (and retaliatory) tariffs against certain countries or covering certain products, including developments in U.S.-China trade relations, has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. or foreign economies or certain sectors thereof in which we compete, and impair our ability to expand our business by offering new technologies, products and services. It remains unclear what the U.S. federal government or foreign governments will or will not do in the future with respect to tariffs or other international trade agreements and policies. Trade restrictions, and changes in or uncertainty surrounding global trade policies, may adversely impact our competitive position, businesses, financial condition, results of operations and cash flows.

The global nature of our business exposes us to foreign currency fluctuations that may affect our future revenues, debt levels and profitability. As noted above, we have manufacturing facilities and technical service centers, and sales and distribution centers around the world, and the majority of our foreign operations use the local currency as their functional currency. These include, among others, the Brazilian real, British pound sterling, Canadian dollar, Czech koruna, Chinese renminbi, Euro, Japanese yen, Korean won, Malaysian ringgit, Mexican peso, Singaporean dollar, Swedish krona, and the Swiss franc. Since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies expose us to translation risk when the local currency financial statements are translated to U.S. dollars. Changes in currency exchange rates may also expose us to transaction risk. We may buy hedges in certain currencies to reduce or offset our exposure to currency exchange rate fluctuations; however, these transactions may not be adequate or effective to protect us against unfavorable exchange rate fluctuations. We have not engaged in any speculative hedging activities. Currency fluctuations may adversely impact our revenues and profitability in the future.

RISKS RELATED TO SUPPLY AND MANUFACTURING

Changes in the availability or price of materials, products and energy resources could adversely affect our costs and profitability. We may be adversely affected by the availability or price of raw materials, products and energy resources, particularly related to certain manufacturing operations that utilize steel, stainless steel, titanium, aluminum, Inconel, Hastelloys and other specialty materials. The availability and price of raw materials and energy resources may be subject to curtailment or change due to, among other things, new laws or regulations, global economic or political events including strikes, terrorist attacks and war, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. In some instances, there are limited sources for certain raw materials and a limited number of primary suppliers for some of our products for resale. Although we are not dependent upon any single source for any of our principal raw materials or products for resale, and such materials and products have, historically, been readily available, we cannot assure you that such raw materials and products will continue to be readily available. Disruption in the supply of raw materials, products or energy resources or our inability to come to favorable agreements with our suppliers could impair our ability to manufacture, sell and deliver our products and require us to pay higher prices. Any increase in prices for such raw materials, products or energy resources could materially adversely affect our costs and our profitability.

Any product liability, warranty, contractual or other claims may harm our business or otherwise adversely affect our financial condition. We are exposed to potential product liability risks that are inherent in the design, manufacture and sale of our products and the products we buy from third parties and sell to our customers, and to potential warranty, contractual or other claims. Our products are complex and may contain defects, errors, or experience failures or unsatisfactory performance, due to any number of issues, including issues in materials, design, fabrication, packaging and/or use within a system or item of equipment. Further, because of the complexity of our products, defects or errors might only be detected when the products are in use. Development of new products increases complexity and adds risk to manufacturing reliability, and increases the likelihood of product defects or errors. Risks associated with product defects are exacerbated by the fact that our customers

Table of Content
typically integrate our products into other equipment and systems. Our products may be responsible for critical functions in our customers’ products. Failure of our products to perform to specifications, or other product defects, could lead to substantial damage to the products we sell to our customers, the equipment and/or systems into which our products are integrated and to the end users of such equipment/and or systems. Such defects could give rise to warranty claims or claims under indemnification clauses in our agreements, which may range from individual customer claims to full recalls of all products in the field, and result in significant costs, including costs related to developing solutions, recalling products, inspecting, repairing or replacing defective products, or writing down defective inventory, and could result in the loss of sales and divert the attention of our engineering personnel from our product development efforts. In addition, defects in our products could result in failure to achieve market acceptance, a loss of participation in customer programs, a shifting of business to our competitors, and litigation or regulatory action against us, and could harm our reputation, our relationships with customers and our ability to attract new customers, as well as the perceptions of our brands. Other potential adverse impacts of product defects include shipment delays, write-offs of property, plant and equipment and intangible assets, and losses on unfavorable purchase commitments.

Moreover, the occurrence of defects may give rise to product liability claims, particularly if defects in our products or the products into which they are integrated result in personal injury or death, and could result in significant costs, expenses and losses. For example, we may be exposed to potential liability for personal injury, property damage or death as a result of the failure of an aircraft or automotive component designed, manufactured or sold by us, or the failure of an aircraft or automotive component that has been serviced by us or of the components themselves. If a product liability claim is brought against us, the cost of defending the claim could be significant, and could divert the efforts of our technical and management personnel and harm our business, even if we are successful. We may be named in product liability claims even if there is no evidence that our products caused the damage in question, and even though we may have indemnity from our customers, and such claims could result in significant costs and expenses.

We vigorously defend ourselves in connection with these matters. We cannot, however, assure you that the costs, charges and liabilities associated with these matters will not be material, or that those costs, charges and liabilities will not exceed any amounts reserved for them in our Consolidated Financial Statements. Further, while we have liability insurance for certain risks, our insurance may not cover all liabilities, including potential reputational impacts. Additionally, insurance coverage may not be available in the future on acceptable terms or at a cost acceptable to us. The above is exacerbated by the fact that our products may be used, and perform critical functions, in various high-risk applications such as aerospace, automobiles, and robotics, among others. Accordingly, defects in our products could have an adverse impact on us, on our customers and the end users of our customers’ products. If any of these risks materialize, there could be a material adverse effect on our business, results of operations and financial condition.

RISKS RELATED TO HUMAN CAPITAL

Our future success depends, in part, on our ability to continue to attract, develop, engage and retain qualified employees. Our executive officers and key management personnel are critical to driving business performance and successfully executing the Company’s growth strategy. Because of the complex nature of many of our products and services, and our focus on technological and product innovations, we are generally dependent on an educated and highly skilled workforce, including our engineering talent and our sales professionals. We manage human capital through our Talent Management System, which is aimed at enhancing our ability to attract and hire talented employees, as well as supporting their growth, development and engagement; however, we cannot guarantee the system's effectiveness. Failure to attract, develop, engage and retain qualified employees, whether as a result of an insufficient number of qualified applicants, difficulty in recruiting new employees, or inadequate resources to train, integrate and retain qualified employees, could impair our ability to execute our business strategy, and could adversely affect our business, financial condition, results of operations or cash flows. In addition, while we aim to reduce the impact of the departure of employees, our operations or ability to execute our business strategy may be impacted by the loss of employees, particularly when departures involve groups of employees, such as the restructuring and workforce reduction actions taken in 2020. Such losses may adversely affect the Company through decreased employee morale, the loss of knowledge of departing employees, and the devotion of resources to reorganizing and reassigning job roles and responsibilities, and could increase the risk of claims or litigation from former employees.

Our business, financial condition, results of operations and cash flows could be adversely impacted by strikes or work stoppages. Approximately 15% of our U.S. employees are covered by collective bargaining agreements ("CBAs") and approximately 40% of our non-U.S. employees are covered by CBAs, trade union agreements or national industry agreements. The Company has a national CBA with certain unionized employees at the Bristol, Connecticut and Corry, Pennsylvania facilities of the Associated Spring business unit covering approximately 200 employees which expires in August 2021, at which time we expect to negotiate a successor agreement. The local CBA for the Bristol, Connecticut facility of the Associated Spring business unit will also expire in August 2021, at which time we expect to negotiate a successor agreement. We also have annual negotiations in Brazil and Mexico and, collectively, these negotiations cover approximately 250 employees in those two

Table of Content
countries. In addition, we expect to negotiate successor agreements to the local CBAs in Singapore, Germany and Sweden, collectively covering approximately 650 employees, given these agreements will expire in 2021. We completed negotiations resulting in wage adjustments at four locations in our Industrial Segment, collectively, covering a total of approximately 300 employees. Although we believe that our relations with our employees are good, we cannot assure you that we will be successful in negotiating new CBAs or that such negotiations will not result in significant increases in the cost of labor, including healthcare, pensions or other benefits. Any potential strikes or work stoppages, and the resulting adverse impact on our relationships with customers, could have a material adverse effect on our business, financial condition, results of operations or cash flows. Similarly, a protracted strike or work stoppage at any of our major customers, suppliers or other vendors could materially adversely affect our business.

RISKS RELATED TO INFORMATION TECHNOLOGY, CYBERSECURITY AND DATA PRIVACY

Any disruption or failure in the operation of our information systems, including from conversions or integrations of information technology (“IT”) or reporting systems, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our IT systems are an integral part of our business. We depend upon our IT systems to help communicate internally and externally, to manage and support a variety of business processes and activities, such as processing orders, managing inventory, making payments, collecting accounts receivable, and storing information. Our IT systems also allow us to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations, and to help provide superior service to our customers. Moreover, we use IT systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. During the process of implementing, upgrading and integrating our IT systems, such as our enterprise resource planning ("ERP") and customer relationship management (“CRM”) platforms across our businesses, our IT systems and infrastructure may be vulnerable to damage, disruptions or shutdowns. Any failure in the secure operation of our IT systems could adversely affect our business or operating results.

Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, data and services and have a material adverse effect on our business, financial condition, results of operations and cash flows. In the ordinary course of our business, we store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information in our data centers and on our networks. In addition to traditional IT systems, we leverage cloud-based systems, where data is stored and exchanged with external third party vendors. The secure maintenance and transmission of this information is critical to our business operations. Despite our security measures, our IT systems and infrastructure, including vendor-hosted systems, may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, altered, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could disrupt our operations, result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, and damage our reputation, which could adversely affect our business, revenues and competitive position. Further, cybersecurity and data protection laws and regulations continue to evolve in the U.S. and worldwide. This adds compliance complexity and may increase our costs of compliance and expose us to litigation, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions. In addition, as security threats continue to evolve and increase in frequency and sophistication, we may need to invest additional resources to protect the security of our IT systems.

RISKS RELATED TO INTELLECTUAL PROPERTY

We may be unable to adequately protect or enforce our intellectual property rights. Our intellectual property rights may not be sufficiently broad or otherwise may not provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. As patents expire, we could face increased competition, which could negatively impact our operating results. Infringement of our intellectual property and other proprietary rights by a third party could result in uncompensated lost market and revenue opportunities. We cannot be certain that the measures we have implemented will prevent our intellectual property from being improperly disclosed, challenged, invalidated, or circumvented, particularly in countries where intellectual property rights are not highly developed or protected. For example, competitors may avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. We may need to spend significant resources monitoring and enforcing our intellectual property rights and we may not be aware of or able to detect or prove infringement by third parties. Our ability to enforce our intellectual property rights is subject to litigation risks, as well as uncertainty as to the protection and enforceability of those rights in some countries. If we seek to enforce our intellectual property rights, we may be subject to claims that those rights are invalid or unenforceable, and others may seek counterclaims against us, which could have a negative impact on our business. In addition, changes in intellectual property laws or their interpretation may impact our ability to protect and assert our intellectual

Table of Content
property rights, increase costs and uncertainties in the prosecution of patent applications and enforcement or defense of issued patents, and diminish the value of our intellectual property. If we do not protect and enforce our intellectual property rights successfully, or if they are circumvented, invalidated, or rendered obsolete by the rapid pace of technological change, it could have an adverse impact on our competitive position and our operating results.

Our employees, consultants and other parties are subject to confidentiality obligations, but this protection may be inadequate to deter or prevent misappropriation, theft, misuse, disclosure, loss or destruction of our proprietary information and/or infringement of our intellectual property. For example, employees and former employees, in particular former employees who become employees of our competitors, may misappropriate, use, publish or provide to our competitors, customers or other third parties our intellectual property or other proprietary information. Similarly, we provide access to certain of our intellectual property and other proprietary information to our direct and indirect customers and certain of our consultants who may wrongfully use or disclose such intellectual property or information. Any of these events could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives, cause us to lose business, damage our reputation, subject us to legal or regulatory proceedings, cause us to incur other loss or liability and otherwise adversely affect our business.

Third parties may claim that one or more of our products or services infringe their intellectual property rights. Regardless of the merit of such claims, any dispute or litigation regarding patents or other intellectual property could be costly and time-consuming to defend and resolve due to the complexity of our technology and the uncertainty of intellectual property litigation, and could divert our management and key personnel from our business operations. A claim of intellectual property infringement could force us to enter into a costly or restrictive license agreement, which might not be available under acceptable terms or at all, require us to redesign our products, which would be costly and time-consuming, or subject us to significant damages or to an injunction against the development and sale of certain of our products or services. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of intellectual property infringement. In addition, we may face claims based on the theft or unauthorized use or disclosure of third-party trade secrets and other confidential business information. Any such incidents and claims could severely harm our business and reputation, result in significant expenses, harm our competitive position, and prevent us from selling certain products, all of which could have a significant adverse impact on our business and results of operations.

RISKS RELATED TO LIQUIDITY AND OTHER RISKS

We have significant indebtedness that could affect our operations and financial condition, and our failure to meet certain financial covenants required by our debt agreements may materially and adversely affect our assets, financial position and cash flows. At December 31, 2020, we had consolidated debt obligations of $704.3 million, representing approximately 34% of our total capital (indebtedness plus stockholders’ equity) as of that date. Our level of indebtedness, proportion of variable rate debt obligations and the significant debt servicing costs associated with that indebtedness may adversely affect our operations and financial condition. For example, our indebtedness could require us to dedicate a substantial portion of our cash flows from operations to payments on our debt, thereby reducing the amount of our cash flows available for working capital, capital expenditures, investments in technology and research and development, acquisitions, dividends and other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in the industries in which we compete; place us at a competitive disadvantage compared to our competitors, some of whom have lower debt service obligations and greater financial resources than we do; limit our ability to borrow additional funds; or increase our vulnerability to general adverse economic and industry conditions. In addition, a majority of our debt arrangements require us to maintain certain debt and interest coverage ratios and limit our ability to incur debt, make investments or undertake certain other business activities. These requirements could limit our ability to obtain future financing and may prevent us from taking advantage of attractive business opportunities. Our ability to meet the financial covenants or requirements in our debt arrangements may be affected by events beyond our control, and we cannot assure you that we will satisfy such covenants and requirements. A breach of these covenants or our inability to comply with the restrictions could result in an event of default under our debt arrangements which, in turn, could result in an event of default under the terms of our other indebtedness. Upon the occurrence of an event of default under our debt arrangements, after the expiration of any grace periods, our lenders could elect to declare all amounts outstanding under our debt arrangements, together with accrued interest, to be immediately due and payable. If this were to happen, we cannot assure you that our assets would be sufficient to repay in full the payments due under those arrangements or our other indebtedness or that we could find alternative financing to replace that indebtedness.

Conditions in the worldwide credit markets may limit our ability to expand our credit lines beyond current bank commitments. In addition, our profitability may be adversely affected as a result of increases in interest rates. At December 31, 2020, we and our subsidiaries had $704.3 million aggregate principal amount of consolidated debt obligations outstanding, of which approximately 70% had interest rates that float with the market (not hedged against interest rate fluctuations). A 100

Table of Content
basis point increase in the interest rate on the floating rate debt in effect at December 31, 2020 would result in an approximate $5.0 million annualized increase in interest expense.

We have significant goodwill and an impairment of our goodwill could cause a decline in our net worth. Our total assets include substantial goodwill. At December 31, 2020, our goodwill totaled $1,011.6 million. The goodwill results from our prior acquisitions, representing the excess of the purchase price we paid over the net assets of the companies acquired. We assess whether there has been an impairment in the value of our goodwill during each calendar year or more frequently if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. If future operating performance at one or more of our reporting units does not meet expectations or fair values fall due to significant stock market declines, we may be required to reflect a non-cash charge to operating results for goodwill impairment. The recognition of an impairment of a significant portion of goodwill would negatively affect our results of operations and total capitalization, the effect of which could be material. See “Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies”.

We may not realize all of the intangible assets related to the Aerospace Aftermarket businesses. We participate in aftermarket Revenue Sharing Programs ("RSPs") under which we receive an exclusive right to supply designated aftermarket parts over the life of the related aircraft engine program to our customer, GE. As consideration, we pay participation fees, which are recorded as intangible assets and are recognized as a reduction of sales over the estimated life of the related engine programs. Our total investments in participation fees under our RSPs as of December 31, 2020 equaled $299.5 million, all of which have been paid. At December 31, 2020, the remaining unamortized balance of these participation fees was $156.3 million.

We entered into Component Repair Programs ("CRPs"), also with GE, which provide for, among other items, the right to sell certain aftermarket component repair services for CFM56, CF6, CF34 and LM engines directly to other customers over the life of the engine program as one of a few GE licensed suppliers. In addition, the CRPs extended certain contracts under which the Company currently provides these services directly to GE. Our total investments in CRPs as of December 31, 2020 equaled $111.8 million, all of which have been paid. At December 31, 2020, the remaining unamortized balance of the CRPs was $81.0 million. We recorded the CRP payments as intangible assets which are recognized as a reduction of sales over the remaining useful life of these engine programs.

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

We carry significant inventories and a loss in net realizable value could cause a decline in our net worth. At December 31, 2020, our inventories totaled $238.0 million. Inventories are valued at the lower of cost or net realizable value based on management's judgments and estimates concerning future sales levels, quantities and prices at which such inventories will be sold in the normal course of business. Accelerating the disposal process or changes in estimates of future sales potential may necessitate future reduction to inventory values. See “Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies”.

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

Table of Content
Changes in taxation requirements could affect our financial results. Our products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions in which we operate. Increases in indirect taxes could affect our products’ affordability and therefore reduce our sales. We are also subject to income tax in numerous jurisdictions in which we generate revenues. Changes in tax laws, tax rates or tax rulings may have a significant adverse impact on our effective tax rate. Among other things, our tax liabilities are affected by the mix of pretax income or loss among the tax jurisdictions in which we operate and the potential repatriation of foreign earnings to the U.S. Further, during the ordinary course of business, we are subject to examination by the various tax authorities of the jurisdictions in which we operate which could result in an unanticipated increase in taxes. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The Act made broad and complex changes to the U.S. Tax Code, including a reduction of the corporate income tax rate, changes to the taxation of foreign unrepatriated earnings, limitations on deduction of interest and compensation expense and the introduction of the global intangible low-taxed income taxes. Any potential changes or interpretive guidance may impact current and deferred income tax expense and deferred tax balances for U.S operations as well as the potential future repatriation of foreign income. The impact of any proposed changes in regulations related to the Act may adversely affect our financial condition, results of operations and cash flow. See “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations- U.S. Tax Reform”.

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

Actions of activist stockholders could cause us to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business. From time to time, we may be subject to proposals by stockholders urging us to take certain corporate actions. If activist stockholder activities ensue, our business could be adversely affected because responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. For example, we may be required to retain the services of various professionals to advise us on activist stockholder matters, including legal, financial, and communications advisers, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, employees, and joint venture partners, and cause our stock price to experience periods of volatility or stagnation.

RISKS RELATED TO STRATEGIC TRANSACTIONS

Our restructuring actions could have long-term adverse effects on our business. From time to time, we have implemented restructuring activities across our businesses to adjust our cost structure, and we may engage in similar restructuring activities in the future. During the current period, for example, we recorded $19.1 million of restructuring charges, primarily related to employee severance and other termination benefits. See “Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations”. We may not achieve expected cost savings from workforce reductions or restructuring activities and actual charges, costs and adjustments due to these actions may vary materially from our estimates. Our ability to realize anticipated cost savings, synergies and revenue enhancements may be affected by a number of factors, including the following: our ability to effectively eliminate duplicative back office overhead and overlapping sales personnel, rationalize manufacturing capacity, synchronize information technology systems, consolidate warehousing and other facilities and shift production to more economical facilities; significant cash and non-cash integration and implementation costs or charges in order to achieve those cost savings, which could offset any such savings and other synergies resulting from our acquisitions or divestitures; and our ability to avoid labor disruption in connection with these activities. In addition, delays in implementing planned restructuring activities or other productivity improvements may diminish the expected operational or financial benefits.

Our acquisition and other strategic initiatives, some of which may be outside the industries in which we currently operate, may not be successful. We have made a number of acquisitions in the past, including the recent acquisition of the Gimatic business, and we anticipate that we may, from time to time, acquire additional businesses, assets or securities of companies, and enter into joint ventures and other strategic relationships that we believe would provide a strategic fit with our businesses. These activities expose the Company to a number of risks and uncertainties, the occurrence of any of which could materially adversely affect our business, cash flows, financial condition and results of operations. A portion of the industries that we serve are mature industries. As a result, our future growth may depend in part on the successful acquisition and integration of acquired businesses into our existing operations. On the other hand, if we acquire a company that operates in an

Table of Content
industry that is different from the ones in which we currently operate, our lack of experience with that company's industry could have a material adverse impact on our ability to manage that business and realize the benefits of that acquisition. We may not be able to identify and successfully negotiate suitable acquisitions, obtain financing on satisfactory terms, negotiate reasonable terms, properly perform due diligence and determine all the significant risks associated with a particular acquisition, avoid diversion of our management's attention from other important business activities, or obtain regulatory approvals or otherwise complete acquisitions in the future.

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

We continually assess the strategic fit of our existing businesses and may divest or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment, and we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected. A successful divestiture depends on various factors, including our ability to effectively transfer liabilities, contracts, facilities and employees to any purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to retain, reduce fixed costs previously associated with the divested assets or business, and collect the proceeds from any divestitures. In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect our other businesses to the extent that these customers also purchase other products offered by us. All of these efforts require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits, our consolidated financial position, results of operations and cash flows could be negatively impacted. In addition, divestitures of businesses involve a number of risks, including significant costs and expenses, the loss of customer relationships, and a decrease in revenues and earnings associated with the divested business. Furthermore, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of material financial resources and significant employee resources. Any divestiture may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impact from the loss of revenue associated with the divestiture, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Table of Content
Item 2. Properties

Number of Facilities - Owned

Location	Industrial	Aerospace	Other	Total

Manufacturing:
North America	5	5	—	10
Europe	9	—	—	9
Asia	1	2	—	3
Central and Latin America	2	—	—	2
	17	7	—	24
Non-Manufacturing:
North America	—	—	1*	1
Europe	2	—	—	2
	2	—	1	3
* The Company's Corporate office.

Number of Facilities - Leased

Location	Industrial	Aerospace	Other	Total

Manufacturing:
North America	4	3	—	7
Europe	4	—	—	4
Asia	4	6	—	10
	12	9	—	21
Non-Manufacturing:
North America	8	2	1**	11
Europe	25	1	—	26
Asia	22	—	—	22
Central and Latin America	2	—	—	2
	57	3	1	61

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

Table of Content
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is traded on the New York Stock Exchange under the symbol “B”. As of February 17, 2021, there were approximately 1,713 holders of record of the Company’s common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding Securities Authorized for Issuance Under Equity Compensation Plans, see Part III, Item 12 of this Annual Report.

Performance Graph

A stock performance graph based on cumulative total returns (price change plus reinvested dividends) for $100 invested in the Company on December 31, 2015 is set forth below.

	2015	2016	2017	2018	2019	2020
BGI	$100.00	$135.81	$182.94	$156.58	$183.11	$152.03
S&P 600	$100.00	$126.46	$143.09	$130.90	$160.66	$178.72
Russell 2000	$100.00	$121.28	$139.02	$123.69	$155.21	$186.15

The performance graph includes the S&P 600 Small Cap Index and the Russell 2000 Index, both of which include the Company.

Table of Content

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
October 1-31, 2020	460		$37.41	—	3,704,000
November 1-30, 2020	37		$46.83	—	3,704,000
December 1-31, 2020	3,405		$50.57	—	3,704,000
Total	3,902	(1)	$48.98	—

(1)All acquisitions of equity securities during the fourth quarter of 2020 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.
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

Table of Content
Item 6. Selected Financial Data

	2020(4)	2019(4)(5)	2018(6)(7)	2017 (8)(9)(10)	2016 (8)(11)
Per common share (1)
Net income
Basic	1.25	3.09	3.18	1.10	2.50
Diluted	1.24	3.07	3.15	1.09	2.48
Dividends declared and paid	0.64	0.64	0.62	0.55	0.51
Stockholders’ equity (at year-end)	27.30	25.00	23.44	23.61	21.72
Stock price (at year-end)	50.69	61.96	53.62	63.27	47.42
For the year (in thousands)
Net sales	$1,124,391	$1,491,118	$1,495,889	$1,436,499	$1,230,754
Operating income	123,370	236,448	231,764	206,451	194,296
As a percent of net sales	11.0%	15.9%	15.5%	14.4%	15.8%
Net income	$63,375	$158,350	$166,186	$59,415	$135,601
As a percent of net sales	5.6%	10.6%	11.1%	4.1%	11.0%
As a percent of average stockholders’ equity (2)	4.9%	13.0%	13.5%	4.7%	11.6%
Depreciation and amortization	$87,656	$99,059	$94,238	$90,150	$80,154
Capital expenditures	40,698	53,286	57,273	58,712	47,577
Weighted average common shares outstanding – basic	50,881	51,214	52,304	54,073	54,191
Weighted average common shares outstanding – diluted	51,098	51,633	52,832	54,605	54,631
Year-end financial position (in thousands)
Working capital	$346,966	$421,515	$448,286	$452,960	$306,609
Goodwill	1,011,580	933,022	955,524	690,223	633,436
Other intangible assets, net	564,132	581,116	636,538	507,042	522,258
Property, plant and equipment, net	370,947	356,603	370,531	359,298	334,489
Total assets	2,676,226	2,738,335	2,808,970	2,365,716	2,137,539
Long-term debt and notes payable	704,259	834,775	944,016	532,596	500,954
Stockholders’ equity	1,382,677	1,270,528	1,203,056	1,260,321	1,168,358
Debt as a percent of total capitalization (3)	33.7%	39.7%	44.0%	29.7%	30.0%
Statistics
Employees at year-end	4,952	5,749	5,908	5,375	5,036
(1)Net income per common share is based on the weighted average common shares outstanding during each year. Stockholders’ equity per common share is calculated based on actual common shares outstanding at the end of each year.
(2)Average stockholders' equity is calculated based on the month-end stockholders equity balances between December 31, 2019 and December 31, 2020 (13-month average).
(3)Debt includes all interest-bearing debt and total capitalization includes interest-bearing debt and stockholders’ equity.
(4)During 2019, the Company recorded a $5.6 million non-cash impairment charge related to the sale of the Seeger business, resulting in an $0.11 reduction per basic and diluted shares. During 2020, the Company recorded adjustments related to the sale of the Seeger business, including $2.4 million of divestiture charges and $4.2 million of tax expense, resulting in a $0.13 reduction per basic and diluted shares. See Note 3 of the Consolidated Financial Statements.
(5)Effective January 1, 2019, the Company adopted amended guidance related to leases. See Notes 1 and 20 of the Consolidated Financial Statements.
(6)During 2018, the Company completed the acquisitions of IGS and Gimatic. The results of IGS and Gimatic, from their acquisitions on July 23, 2018 and October 31, 2018, respectively, have been included within the Company's Consolidated Financial Statements for the period ended December 31, 2018.
(7)Effective January 1, 2018, the Company adopted amended guidance related to revenue recognition. See Note 4 of the Consolidated Financial Statements.
(8)During 2018, the Company adopted amended guidance relating to the presentation of pension and other postretirement benefit costs, requiring that other components of expense (other than service expense) be reported separately outside of operating income. The amended guidance was applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the Consolidated Statements of Income during 2017 and 2016.
(9)During 2017, the Company completed the acquisition of the assets of the Gammaflux business. The results of Gammaflux, from the acquisition on April 3, 2017, have been included within the Company's Consolidated Financial Statements for the period ended December 31, 2017.
(10)During 2017, the Company recorded the effects of the U.S. Tax Reform, resulting in tax expense of $96.7 million, or $1.79 per basic share ($1.77 per diluted share). See Note 15 of the Consolidated Financial Statements.
(11)During 2016, the Company completed the acquisition of FOBOHA. The results of FOBOHA, from the acquisition on August 31, 2016, have been included within the Company's Consolidated Financial Statements for the period ended December 31, 2016.

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

OVERVIEW

Global industrial and aerospace end markets came under significant pressure beginning in the first quarter of 2020 as a result of COVID-19. Company management reacted quickly, shifting focus to cost management and productivity initiatives as key strategic objectives for 2020. Both the Industrial and Aerospace segments experienced significant declines within several end-markets, requiring that the Company be proactive in managing costs throughout 2020. Productivity and restructuring actions partially offset the impact of lower operating profit contributions across the businesses. Management continued its focus on cash flow and working capital management in 2020 and generated $215.5 million in cash flow from operations.

The Company reported sales of $1,124.4 million in 2020, a decrease of $366.7 million, or 24.6%, from 2019. Organic sales (net sales excluding both foreign currency, acquisition, and divestiture impacts) decreased by $325.6 million, or 21.8%, including decreases of $127.3 million, or 13.6%, at Industrial and $198.3 million, or 35.9%, at Aerospace, largely due to a volume decrease resulting from the significant impacts of the COVID-19 pandemic. See "Impact of Coronavirus" below. The Company completed the sale of its Seeger business on February 1, 2020, reducing sales by $51.2 million in the 2020 period relative to the prior year period. The weakening of the U.S. dollar against foreign currencies increased net sales within the Industrial segment by approximately $10.2 million.

Operating income decreased 47.8% from $236.4 million in 2019 to $123.4 million in 2020 and operating margin decreased from 15.9% in 2019 to 11.0% in 2020, largely a result of the profit impact of lower sales volumes, $18.2 million of restructuring charges, primarily employee severance and other termination benefits, and $2.5 million of divestiture charges related to the completion of the sale of the Seeger business, partially offset by significant productivity and cost initiatives including workforce reductions, as well as employee furloughs, temporary salaried employee pay reductions, reductions in overtime, discretionary spending initiatives and reductions in certain other employee related costs, including incentive compensation. The 2019 period also included $2.1 million of short-term purchase accounting adjustments related to the acquisition of Gimatic and a $5.6 million non-cash impairment charge related to the sale of the Seeger business (see below).

On December 20, 2019, the Company entered into a Share Purchase and Transfer Agreement with the Kajo Neukirchen Group to sell the Seeger business, consisting of partnership interests and shares, respectively, of Seeger-Orbis GmbH & Co. OHG and Seeger-Orbis Mechanical Components (Tianjin) Co., Ltd. (“Seeger”). The Company subsequently completed the sale of Seeger, effective February 1, 2020. See Note 3 of the Consolidated Financial Statements.

Impact of Coronavirus

The COVID-19 outbreak and a continued spread of the global pandemic resulted in a substantial curtailment of business activities worldwide and caused weakened economic conditions, both in the United States and abroad. As part of growing efforts to contain the spread of COVID-19 earlier in the year, a number of state, local and foreign governments imposed various restrictions on the conduct of business and travel. Certain of these restrictions remained in place through year end. The Company's global manufacturing operations continued throughout the year, however throughout the year COVID-19 had a significant impact on order rates and recovery expectations within Industrial and, on a more targeted basis, Aerospace end-markets. See further discussion within “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlooks” as both Industrial and Aerospace end markets and order activity sequentially improved throughout the second half of 2020. As a result of COVID-19 and in support of continuing its manufacturing efforts, the Company has undertaken a number of steps to protect its employees, suppliers and customers, as their safety and well-being is priority. The Company has instituted additional precautions to comply with health and safety guidelines and to protect its employees, including enhanced deep cleaning, staggered shifts, temperature checking, use of face masks, practicing social distancing and limiting non-employees at our locations, amongst other safety related policies and procedures. Many of the Company's office workers in our manufacturing facilities, as well as the Corporate and segment headquarters, continue to work remotely, where possible. The senior management team meets regularly to review and assess the status of the Company's operations and the health and safety of its employees. The Company’s global supply chain management team continues to monitor and manage its ability to operate effectively and, to date, the Company has not experienced any significant disruptions within its supply chain.

Table of Content
Ongoing communications with the Company's suppliers to identify and mitigate risk and to manage inventory levels will continue. Notwithstanding the Company's continued operations, COVID-19 has clearly had and may have further negative impacts on its operations, customers and supply chain despite the preventative and precautionary measures being taken.

The Company currently maintains sufficient liquidity and continues to evaluate ways to enhance its liquidity position as it navigates through the disrupted business environment that has resulted from COVID-19. At December 31, 2020, the Company held $79.1 million in cash and cash equivalents and had $406.4 million of undrawn borrowing capacity under its $1,000.0 million Amended Credit Facility, subject to covenants in the Company's revolving debt agreements (limited by the covenants to $161.5 million as of December 31, 2020). The Company executed certain amendments to its revolving Credit Agreement and its Note Purchase Agreement (defined below) in October 2020 related to covenants. On February 10, 2021, the Company and certain of its subsidiaries entered into the a sixth amended and restated revolving credit agreement, retaining Bank of America, N.A. as the Administrative Agent. The Amended Credit Agreement (defined below) maintained the $1,000.0 million of availability within the facility, while extending the maturity date through February 2026. Pursuant to its Agreements, the Company remained in compliance with all covenants as of December 31, 2020 and anticipates continued compliance in each of the next four quarters. See additional discussion regarding the Company's debt agreements and liquidity within “Liquidity and Capital Resources." At this time, the Company has not drawn on its debt agreements as it believes the availability of those funds are not at risk given the strength of the underlying bank syndicate. The Company does not currently anticipate requiring any additional debt facilities. Given the current environment, the Company is closely monitoring its cash generation, usage and preservation including the management of working capital to generate cash. To better align costs with the current business environment, the Company has taken several actions, which include restructuring and workforce reductions (the "Actions"). Resulting pre-tax charges of $19.1 million were recorded in 2020, including $18.2 million and $0.9 million of charges that impacted operating income and Other Expense (Income), respectively. See additional discussion regarding the Actions within "Results of Operations” below. Additional cost savings initiatives included temporary reductions in compensation for salaried employees including Company officers and members of the Board of Directors, employee furloughs and reductions in discretionary expenses. The Actions and cost savings initiatives allowed the Company to partially offset the operating profit impacts of lower sales volumes during the current period. The Actions were designed to benefit current and prospective periods. In addition, management has suspended share repurchase activity.

Entering 2020, automotive, tool and die, and personal care and packaging end markets were experiencing lingering softness. Given the onset of COVID-19, sales pressure increased significantly within these markets during the latter part of the first quarter, extending into the second quarter of 2020. Certain end-markets within Industrial began to show gradual signs of recovery in the third quarter of 2020, with continuing improvement in the fourth quarter as Industrial orders continued to rise. Medical end markets in which the Company participates, in particular, remained favorable, with improvements also becoming evident within packaging markets. Auto production rates also notably improved throughout the second half of 2020, however have recently come under pressure due to semiconductor shortages that are expected to impact near-term automotive production. Aerospace end markets were strong entering 2020, however sales for the segment declined nearly 50% in each of the second and third quarters as compared with prior year periods, followed by sequential improvement in excess of 10% in the fourth quarter of 2020 as sales and orders improved within both the OEM and the Aftermarket businesses. The Company anticipates continued sales pressure within OEM as certain aircraft programs have been delayed as a result of COVID-19. Within the Aftermarket business, aircraft have been removed from service and utilization is reduced, impacting the more profitable repair and overhaul and spare parts businesses. See additional discussion regarding the anticipated financial impact of COVID-19 within “Outlooks."

Business Transformation

Acquisitions and strategic relationships with our customers have been a key growth driver for the Company, and we continue to seek alliances which foster long-term business relationships. These acquisitions have allowed us to extend into new or adjacent markets, expand our geographic reach, and commercialize new products, processes and services. The Company continually evaluates its business portfolio to optimize product offerings and maximize value. We have significantly transformed our business with our entrance into new markets, including most recently automation, and we continue to pursue strategic additions that align with our portfolio of differentiated products.

In 2018, the Company completed its acquisition of Gimatic S.r.l. (“Gimatic”). Gimatic designs and develops robotic grippers, advanced end-of-arm tooling systems, sensors and other automation components for intelligent robotic handling solutions and industrial automation applications. Headquartered in Italy, Gimatic has a sales network extending across Europe, North America and Asia. Its diversified automation end market includes customers within the automotive, packaging, health care, and food and beverage industries, among others. The Company acquired Gimatic for an aggregate purchase price of 363.4 million Euros ($411.0 million) which includes adjustments under the terms of the Sale and Purchase Agreement, including 7.8

Table of Content
million Euros ($8.8 million) related to cash acquired. The acquisition of Gimatic was financed using cash on hand and borrowings under the Company's Amended Credit Agreement. See Note 2 of the Consolidated Financial Statements. The acquisition of Gimatic resulted in the Company's establishment of the Automation business unit, which operates within the Industrial segment.

Also in 2018, the Company completed its acquisition of Industrial Gas Springs ("IGS"), a recognized designer, manufacturer and supplier of customized gas springs. IGS's diversified end markets include general industrial, transportation, aerospace, and medical, among others. IGS was integrated with the Nitrogen Gas Products business ("NGP"), where its complementary and diversified end markets and strong customized product application engineering allow the Company to scale and broaden NGP’s technology portfolio and customer base. In a related move, the Company transferred its Associated Spring Raymond ("ASR") operations from Engineered Components to NGP. With these changes, and given the broader solutions focus of the combined business, the Company has renamed NGP the Force & Motion Control business (“FMC”), which operates in the Industrial segment. FMC is a leader in the development of nitrogen gas springs, gas-hydraulic suspensions, customized gas springs, spring elements and precision custom struts, providing innovative force and motion control solutions to customers in a wide range of metal forming and other industrial markets.

Management Objectives

Management is focused on continuing the Company's transformation by executing on its profitable growth strategy comprised of the following elements:

•Build a world-class Company focused on high margin, high growth businesses
•Leverage the Barnes Enterprise System ("BES") as a significant competitive advantage
•Expand and protect our core intellectual property to deliver differentiated solutions
•Effectively allocate capital to drive top quartile total shareholder return.

The successful execution of this strategy requires making value-enhancing investments in organic growth (new products, processes, systems, services, markets and customers) and strategic acquisitions while divesting of businesses or existing product lines to effectively redeploy capital. Management remains focused on a deeper deployment of BES across the Company to advance Commercial Excellence, Operational Excellence and Financial Excellence. In addition, we remain focused on optimizing two key strategic enablers that will strengthen our competitive position:

•Cultivate a culture of innovation and build upon intellectual property to drive growth
•Enhance our Talent Management System to recruit, develop and retain an engaged and empowered workforce.

The combined benefits from growth investment and execution of the strategic enablers are expected to generate long-term value for the Company's shareholders, customers and employees.

Our Business

The Company consists of two operating segments: Industrial and Aerospace.

Key Performance Indicators

Management evaluates the performance of its reportable segments based on the sales, operating profit, operating margins and cash generation of the respective businesses, which includes net sales, cost of sales, selling and administrative expenses and certain components of other income and other expenses, as well as the allocation of corporate expenses. Each segment has standard key performance indicators (“KPIs”), a number of which are focused on employee safety-related metrics (total recordable incident rate and lost time incident rate), customer metrics (on-time-delivery and quality), internal effectiveness and productivity/efficiency metrics (sales effectiveness, global sourcing, operational excellence, functional excellence, cost of quality, days working capital and return on invested capital) and specific KPIs on profitable growth.

Key Industry Data

In both segments, management tracks a variety of economic and industry data as indicators of the health and outlook of a particular sector.

Table of Content
At Industrial, key data for the manufacturing operations include the Institute for Supply Management’s manufacturing PMI Composite Index (and similar indices for European and Asian-based businesses); the Bureau of Economics Industrial Production Index ("the IPI"); IHS-Markit worldwide forecasts for light vehicle production, as well as new model introductions and existing model refreshes; North American heavy duty vehicle production; Interconnection Consulting Hot Runner Systems Worldwide Report for Auto, Medical, Personal Care and Packaging industries; and global GDP growth forecasts.

At Aerospace, management of the Aftermarket business monitors the number of aircraft in the active fleet, the number of aircraft temporarily or permanently taken out of service, aircraft utilization rates for the major airlines, engine shop visits, airline profitability, aircraft fuel costs and passenger traffic. The Aerospace OEM business regularly tracks orders, backlog and deliveries for each of the major aircraft manufacturers, as well as engine purchases made for new aircraft. Management also monitors annual appropriations for the U.S. defense market related to purchases of new or used aircraft and engine components.

RESULTS OF OPERATIONS

Sales

($ in millions)	2020	2019	$ Change	% Change	2018
Industrial	$770.1	$938.5	$(168.4)	(17.9)%	$994.7
Aerospace	354.3	552.6	(198.3)	(35.9)%	501.2
Total	$1,124.4	$1,491.1	$(366.7)	(24.6)%	$1,495.9

2020 vs. 2019:

COVID-19 began to impact sales during the first quarter of 2020. Beginning late in the first quarter, Industrial and Aerospace business units began to experience the negative impact on demand for certain products and services due to COVID-19's disruption of global manufacturing and consumer spending. The Company's global manufacturing, in certain regions, operated at reduced levels during the first quarter. As described further below, the impacts of COVID-19 significantly increased during the second quarter of 2020, however both segments reflected sequential sales improvements in the third and fourth quarters of 2020. Customer orders and corresponding demand for certain product, although sequentially improving during the second half of 2020, remained soft relative to the prior year period, impacting sales volumes accordingly.

The Company reported net sales of $1,124.4 million in 2020, a decrease of $366.7 million, or 24.6%, from 2019. Organic sales decreased by $325.6 million, including decreases of $127.3 million and $198.3 million at Industrial and Aerospace, respectively. Sales at Industrial and Aerospace reflected sequential improvements of 19.3% and 2.3%, respectively, in the third quarter of 2020, as compared with the second quarter of 2020, followed by sequential improvements of 6.2% and 10.9%, respectively, in the fourth quarter of 2020, as compared with the third quarter of 2020. The year-over-year decrease at Industrial was driven by organic sales declines across the Industrial business units, driven primarily by the impact of COVID-19. The Automation business was organically flat relative to the 2019 period. Automotive end markets remained soft relative to the prior year period, reflecting the impacts of both COVID-19 and broader global economic uncertainty, although these end markets saw the most sequential improvement during the second half of 2020 as automotive production improved throughout the year. Potential changes in regulatory requirements related to personal care and packaging markets continued to impact Industrial sales, although orders within both markets improved in the second half of 2020 versus a year ago, reflecting a release of previously deferred projects by customers. An increase in volumes within medical end-markets also benefited sales. The Company completed the sale of its Seeger business on February 1, 2020, reducing sales by $51.2 million during the 2020 period. The sales decrease at Aerospace relative to the 2019 period was driven by declines in sales within both the OEM and Aftermarket businesses, resulting primarily from a global slowdown in aerospace markets driven by COVID-19, and more specifically a resultant decline in aircraft utilization and the removal of aircraft from service by certain airlines. See additional discussion related to the anticipated financial impacts of COVID-19 within the segment outlooks below. See discussion related to COVID-19's risk on the Company's Consolidated Financial Statements within "Part I - Item 1A - Risk Factors." The weakening of the U.S. dollar against foreign currencies increased net sales within the Industrial segment by approximately $10.2 million. The Company's international sales decreased by 25.2% year-over-year while domestic sales decreased by 23.6%. Excluding the impact of foreign currency translation on sales, however, the Company's international sales in 2020 decreased by 26.4% from 2019.

2019 vs. 2018:

The Company reported net sales of $1,491.1 million in 2019, a decrease of $4.8 million, or 0.3%, from 2018. Organic sales decreased by $28.9 million, including a decrease of $80.3 million at Industrial, partially offset by a $51.4 million increase

Table of Content
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

Expenses and Operating Income

($ in millions)	2020	2019	$ Change	% Change	2018
Cost of sales	$721.2	$944.2	$(222.9)	(23.6)%	$963.5
% sales	64.1%	63.3%			64.4%
Gross profit (1)	$403.2	$547.0	$(143.8)	(26.3)%	$532.4
% sales	35.9%	36.7%			35.6%
Selling and administrative expenses	$279.8	$310.5	$(30.7)	(9.9)%	$300.6
% sales	24.9%	20.8%			20.1%
Operating income	$123.4	$236.4	$(113.1)	(47.8)%	$231.8
% sales	11.0%	15.9%			15.5%
(1)Sales less cost of sales

2020 vs. 2019:

Cost of sales in 2020 decreased 23.6% from 2019, while gross profit margin decreased from 36.7% in 2019 to 35.9% in 2020. Gross margins improved slightly at Industrial and declined at Aerospace. At Industrial, the gross margin increase during 2020 was primarily driven by the cost savings initiatives discussed above, including workforce reductions and employee furloughs, combined with the absence of $2.1 million of short-term purchase accounting adjustments related to the acquisition of Gimatic. Within Aerospace, a reduction in gross profit in 2020 was driven by significantly lower volumes across the OEM and Aftermarket businesses. Selling and administrative expenses in 2020 decreased 9.9% from the 2019 period. This reduction was driven partially by lower sales volumes, primarily due to productivity and cost initiatives that included workforce reductions, as well as employee furloughs, temporary salaried employee pay reductions and discretionary spending initiatives. Also benefiting the current period were lower amortization of certain intangibles related to earlier acquisitions and a reduction in employee related costs (including lower incentive compensation). The primary drivers of lower selling and administrative expenses during 2020 were partially offset by $18.2 million of pre-tax charges related to restructuring and workforce actions and $2.5 million of divestiture charges related to the completion of the Seeger sale. As a percentage of sales, selling and administrative costs increased from 20.8% in 2019 to 24.9% in the 2020 period. Operating income in 2020 decreased 47.8% to $123.4 million from the 2019 period and operating income margin decreased from 15.9% in the 2019 period to 11.0% in the 2020 period, primarily driven also by the items noted above.

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

Table of Content
20.8% in the 2019 period. Operating income in 2019 increased 2.0% to $236.4 million from 2018 and operating income margin increased from 15.5% to 15.9%, driven primarily by the items noted above.

Interest expense

2020 vs. 2019:

Interest expense in 2020 decreased $4.7 million to $15.9 million from 2019, primarily as a result of decreased borrowings during the period and the impact of lower average interest rates.

2019 vs. 2018:

Interest expense in 2019 increased $3.8 million to $20.6 million from 2018, primarily as a result of increased borrowings during the period, partially offset by the impact of lower average interest rates.

Other expense (income), net

2020 vs. 2019:

Other expense (income), net in 2020 was $5.9 million compared to $9.0 million in 2019. Other expense (income) includes foreign currency losses of $1.5 million in the 2020 period compared with losses of $6.5 million in the 2019 period. Other expense (income) during the 2020 and 2019 periods also includes other components of pension expense (income) of $1.5 million and $(0.2) million, respectively.

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

Income Taxes

U.S. Tax Reform

On December 22, 2017 the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The Act made broad and complex changes to the U.S. Tax Code that affected 2017 and future years and included, but was not limited to, requiring a one-time Transition Tax on certain unrepatriated earnings of foreign subsidiaries of the Company, which is payable over eight years, exempted foreign dividends paid to the U.S. during the year from taxation if such earnings were included within the Transition Tax, introduced several new international tax regimes for multi-national entities including the global intangible low-taxed income (“GILTI”) and reduced the U.S. Corporate income tax rate from 35% to 21%.

The SEC issued Staff Accounting Bulletin 118 ("SAB 118") in December 2017, which provided guidance on accounting for the tax effects of the Act including providing a measurement period in which to finalize the accounting under Accounting Standards Codification 740, Income Taxes ("ASC 740"). This measurement period was not permitted to extend beyond one year from the Act enactment date and required all adjustments to be final as of December 22, 2018, one year following the Act's enactment. The U.S Department of Treasury ("U.S. Treasury") issued certain Notices and proposed regulations ("interpretative guidance") in 2018 addressing the Transition Tax component of the Act. During the period 2017 through the current year, various states have also issued guidance related to calculating state tax as a result of the Act as well as clarification and guidance as to state tax treatment of the Transition Tax. The Company applied the impact of the interpretative guidance in computing its income tax expense for 2018 through 2020.

As part of our analysis of the impact of the Act, we recorded a one-time discrete tax expense of $99.2 million as of December 31, 2017. This amount primarily consisted of net expense related to the deemed repatriation Transition Tax of $86.7 million (payable over an eight-year period as of the date of the Act), combined with the impacts of reduced corporate income tax rates on our deferred tax assets of $4.2 million, state taxation on the earnings reported under the Transition Tax of $1.4 million and foreign income and withholding taxes of $6.9 million related to the repatriation of certain foreign earnings. Various

Table of Content
adjustments were made throughout 2018 as the Company applied interpretive guidance issued by the U.S. Treasury as discussed above. A reduction in tax expense of $2.6 million was recorded during 2018, for a final tax expense resulting from the Act of $96.6 million. As required pursuant to SAB 118, the tax effect of the Act was final as of December 22, 2018 (one year after Enactment), and was recorded as such as of December 31, 2018.

2020 vs.2019:
The Company's effective tax rate was 37.6% in 2020, compared with 23.4% in 2019. The increase in the effective tax rate in 2020 was primarily due to a decrease in projected earnings in jurisdictions with lower rates, the recognition of tax expense related to the completed sale of the Seeger business during the first quarter of 2020, the impact of GILTI and excess tax charges related to stock awards. During 2020, the Company repatriated $85.0 million, compared to $153.0 million in 2019. Pursuant to the Act, neither dividend was taxable in the U.S.

The Aerospace and Industrial Segments have a number of multi-year tax holidays in Singapore and China. The tax holiday in China expired at the end of 2020. The Company plans to apply for approval of a potential three-year holiday in China which could reduce the tax rate from 25% to 15%. The Company anticipates notification of a decision on its application for the holiday in the later half of 2021. These holidays are subject to the Company meeting certain commitments in the respective jurisdictions. Aerospace was granted an income tax holiday for operations recently established in Malaysia. The Company is in discussion with the Malaysian government as to the start date of the holiday and currently anticipates the holiday beginning in 2022 at a point to be determined. The holiday would then remain effective for ten years. See Note 15 of the Consolidated Financial Statements.

In 2021, the Company expects the effective tax rate to approximate 30%, a decrease from the rate of 37.6% in 2020. The decrease in the effective tax rate is driven primarily by the absence of the tax charges related to the completed sale of the Seeger business incurred in 2020, a more favorable projected earnings mix and lower GILTI tax expense.

2019 vs. 2018:

The Company's effective tax rate was 23.4% in 2019, compared with 19.9% in 2018. The increase in the 2019 effective tax rate from the full year 2018 rate was primarily due to the absence of adjustments to certain international valuation reserves and final adjustments resulting from the impact of U.S. Tax Reform (see discussion above). During 2019, the Company repatriated $153.0 million to the U.S., compared to $228.8 million in 2018. Pursuant to the Act, neither dividend was taxable in the U.S. for federal purposes.

See Note 15 of the Consolidated Financial Statements for a reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate.

Income and Income Per Share

(in millions, except per share)	2020	2019	Change	% Change	2018
Net income	$63.4	$158.4	$(95.0)	(60.0)%	$166.2
Net income per common share:
Basic	$1.25	$3.09	$(1.84)	(59.5)%	$3.18
Diluted	$1.24	$3.07	$(1.83)	(59.6)%	$3.15
Weighted average common shares outstanding:
Basic	50.9	51.2	(0.3)	(0.6)%	52.3
Diluted	51.1	51.6	(0.5)	(1.0)%	52.8

Basic and diluted net income per common share decreased for 2020 as compared to 2019 due to a decrease in net income year over year. Basic and diluted weighted average common shares outstanding decreased due to the repurchase of 900,000 and 396,000 shares during 2019 and 2020, respectively, as part of the Company's publicly announced Repurchase Program. The impact of the repurchased shares was partially offset by the issuance of additional shares for employee stock plans.

Table of Content
Financial Performance by Business Segment

Industrial

($ in millions)	2020	2019	$ Change	% Change	2018
Sales	$770.1	$938.5	$(168.4)	(17.9)%	$994.7
Operating profit	66.6	114.0	(47.4)	(41.6)%	130.4
Operating margin	8.6%	12.1%			13.1%

2020 vs. 2019:

Sales at Industrial were $770.1 million in 2020, a decrease of $168.4 million, or 17.9%, from 2019. Organic sales decreased by $127.3 million, or 13.6%, during 2020, driven by lower sales across the businesses, primarily driven by the impact of COVID-19. Automation remained essentially flat organically as compared with the 2019 period. Sales declined in several end markets, although Industrial recognized an increase in volumes within medical, which remained strong throughout the COVID-19 pandemic. COVID-19 began to impact sales during the first quarter of 2020 when the Company began to experience lower demand for certain products and services due to the pandemic's disruption of global manufacturing and consumer spending. The impacts of COVID-19 significantly increased through the second quarter of 2020, however Industrial experienced sequential quarterly sales improvements during the second half of 2020. Specifically, sales saw sequential improvements of 19.3% and 6.2% between the second and third quarters of 2020 and the third and fourth quarters of 2020, respectively, providing indications of a recovery as the year progressed. Global automotive production rates began to improve during the third quarter of 2020, benefiting sales during the second half of the year. Earlier in the year, orders related to automotive model changes had been deferred due to the impacts of both COVID-19 and broader economic uncertainty, as customers continued to defer certain capital expenditures. The release of certain of these orders during the fourth quarter of 2020 provided benefit to Industrial. Within the personal care and packaging markets, proposed environmental regulations affecting product composition and disposability continued to impact sales and orders. However, orders within the packaging market improved on a year-over-year basis, also reflecting the release of some previously deferred projects. Sequential sales within the packaging market improved in the second half of 2020. The Company completed the sale of its Seeger business on February 1, 2020, reducing sales by $51.2 million during the 2020 period. See additional discussion below and within "Part II - Item 1A - Risk Factors". The impact of foreign currency translation increased sales by approximately $10.2 million as the U.S. dollar weakened against foreign currencies.

Operating profit in 2020 at Industrial was $66.6 million, a decrease of $47.4 million, or 41.6% from 2019. Operating profit was negatively impacted by the lower profit contribution of declining organic sales volumes resulting from COVID-19, $15.9 million of restructuring charges, primarily employee severance and other termination benefits, and $2.5 million of divestiture charges related to the completion of the Seeger sale, partially offset by the benefits of the significant cost initiatives that were taken throughout 2020, including workforce reductions, as well as employee furloughs, temporary salaried employee pay reductions and discretionary spending initiatives. Government incentives in certain regions also served as a benefit to operating profit. Lower intangible amortization and a reduction in employee related costs (including lower incentive compensation) also partially offset the profit impact of lower volumes and restructuring charges during the 2020 year period. The 2019 period included a $5.6 million non-cash impairment charge related to the sale of the Seeger business and $2.1 million of short-term purchase accounting adjustments related to the acquisition of Gimatic. Operating margin decreased from 12.1% in the 2019 period to 8.6% in the 2020 period, primarily as a result of these items.

Outlook:

At Industrial, management is focused on generating organic sales growth through the introduction of new products and services and by leveraging the benefits of its diversified products and global industrial end-markets, however the onset of COVID-19 presented new challenges for the Company during 2020. Our ability to generate sales growth is impacted by recent disruptions within the global markets served by all of our businesses. Given the onset of COVID-19, sales pressure increased further within these markets, as described above. Markets within our key regions of China, Europe and North America have recently begun to indicate signs of recovery, however certain end-markets remain challenged given higher levels of economic uncertainty. Several automotive plants, including plants operated by certain of our more significant customers, experienced closures earlier in the year. Although these facilities have since returned to production, demand and manufacturing capacity has been impacted by the conditions across the globe. General industrial end markets remained relatively soft during the first half of 2020, however we have seen a gradual recovery in sales during the second half of the year as the global economic environment improves. It is expected that conditions within the general industrial market will continue to improve as the broader economy

Table of Content
recovers. For overall industrial end-markets, the manufacturing Purchasing Managers' Index ("PMI") reflect the impacts of COVID-19. PMI within the United States, Europe and China initially deteriorated to below 50 (indicating contraction) between December 31, 2019 and March 31, 2020, as the impacts of the global pandemic began to weigh. PMIs subsequently improved through December 31, 2020, with all regions rising to above 50, with particular strength in the U.S. and certain regions within Europe. Global forecasted production for light vehicles has improved within the Europe, China and North America markets during the second half 2020, a positive sign for our businesses given strengthened forecasts for 2021. Production, however, has recently come under pressure due to semiconductor shortages that are expected to impact near-term automotive builds. Within our Molding Solutions business, global medical markets remain healthy and are expected to remain favorable given an aging population and expanded medical applications. The automotive hot runner market continues to improve following the release of projects with automotive original equipment manufacturers related to model launches. Orders within the packaging market have improved sequentially since the second quarter of 2020, however proposed environmental regulations affecting product and packaging composition and disposability may impact future sales within these end markets. Automation end-markets continue to trend positively with increased order activity as we enter 2021 and we look to expand further into adjacent end-markets. Overall industrial end-markets may be impacted by uncertainty related to current and proposed tariffs announced by the United States and the China governments, although developments in this area have been muted given the global shift in focus to combating COVID-19. As noted above, our sales were positively impacted by $10.2 million from fluctuations in foreign currencies. To the extent that the U.S. dollar fluctuates relative to other foreign currencies, our sales may be impacted relative to the prior year periods. The relative impact on operating profit is not expected to be as significant as the impact on sales as most of our businesses have expenses primarily denominated in local currencies, where their revenues reside, however operating margins may be impacted. Management is focused on sales growth through innovation, acquisition and expanding geographic reach. Strategic investments in new technologies, manufacturing processes and product development are expected to provide benefits over the long term and management continues to evaluate such opportunities.

Given the recent pressures on sales resulting from COVID-19, the Company is focused on the proactive management of costs to mitigate the impacts on operating profit. Management also remains focused on strategic investments and new product and process introductions, as well as driving productivity by leveraging BES. Recent cost saving initiatives taken in 2020 include the workforce reductions described above, in addition to employee furloughs, temporary salaried employee pay reductions and discretionary spending initiatives. The Company continued to manage its cost structure to align with the intake of orders and sales given continued uncertainty within certain end-markets as we closed out the year. Management will continue to explore opportunities for additional cost savings as we enter 2021, while working closely with vendors and customers as it relates to the timing of deliveries and pricing initiatives. It is anticipated that operating profit will continue to be impacted by changes in sales volume noted above, mix and pricing, and the levels of short-term investments made within each of the Industrial businesses. Operating profit may also be impacted by enactment of or changes in tariffs, trade agreements and trade policies that may affect the cost and/or availability of goods, including aluminum and steel. Costs associated with new product and process introductions, restructuring and other cost initiatives, strategic investments and the integration of acquisitions may negatively impact operating profit.

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

Table of Content
Aerospace

($ in millions)	2020	2019	$ Change	% Change	2018
Sales	$354.3	$552.6	$(198.3)	(35.9)%	$501.2
Operating profit	56.8	122.5	(65.7)	(53.6)%	101.4
Operating margin	16.0%	22.2%			20.2%

2020 vs. 2019:

Aerospace recorded sales of $354.3 million in 2020, a 35.9% decrease from 2019. Sales declined within both the OEM and the Aftermarket businesses relative to the 2019 period. The decline in OEM sales was largely attributed to COVID-19 which severely impacted the aerospace industry and, to a lesser extent, 737 Max aircraft delays, following an earlier suspension of production by Boeing. OEM sales, more specifically, were impacted by a reduction in engine and airframe build schedules, in addition to high levels of inventory within the supply chain. Sales within the Aftermarket maintenance repair and overhaul ("MRO") and spare parts businesses also deteriorated during 2020 as airline traffic and aircraft utilization severely declined as a result of COVID-19. In addition, the removal of aircraft from service by certain airlines resulted in an unprecedented reduction in demand. Sales within Aerospace grew sequentially by 10.9% between the third and fourth quarters of 2020, with gradual signs of a recovery, however a recovery to pre-COVID-19 levels is expected to take several years. See Outlook section below. Sales within the segment are largely denominated in U.S. dollars and therefore were not significantly impacted by changes in foreign currency.

Operating profit at Aerospace decreased 53.6% from 2019 to $56.8 million. The operating profit decrease resulted from the profit impact of decreased volumes at both the OEM and Aftermarket businesses, as discussed above, and $2.3 million of restructuring charges, primarily employee severance and other termination benefits, partially offset by significant productivity and cost savings initiatives including reductions in workforce, as well as employee furloughs, reduced overtime, temporary pay reductions within leadership and discretionary spending initiatives. Government incentives in certain regions also served as a benefit to operating margins. Reductions in employee related costs (including lower incentive compensation) also served as a partial offset to the profit impact of lower volumes. Operating margin decreased from 22.2% in the 2019 period to 16.0% in the 2020 period, primarily a result of volume decreases across all businesses, combined with the impacts of the items discussed above.

Outlook:

Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the worldwide economy and are supported by its order backlog through participation in certain strategic commercial and defense-related engine and airframe programs. With the onset of COVID-19, previously strong aerospace end markets have come under severe pressure, driving an OEM sales decline of roughly 35% in 2020 as compared with the respective 2019 period. OEM sales and orders improved sequentially during the third and fourth quarters in 2020 after experiencing a decline during the second quarter. The Company expects, however, that the OEM business will continue to see lingering softness in demand for its manufactured components as aircraft production rates at Boeing and Airbus have been reduced. The duration and depth of the aerospace market disruptions remain uncertain at this time, however a recovery to pre-pandemic levels is expected to take several years. Aerospace management continues to work with customers to evaluate engine and airframe build schedules, giving management the ability to react timely to such changes. Management is also working closely with suppliers to align raw material schedules with production requirements. Management was successful in executing long-term agreements in 2020 with this focus remaining in 2021, while expanding our share of production on key programs. Backlog at OEM was $572.0 million at December 31, 2020, a decrease of 28.6% since December 31, 2019, at which time backlog was $800.7 million (sequential increase of 7.1% from backlog of $534.2 million as of September 30, 2020), with a significant portion of this decline resulting from changes in our customers' production schedules for aircraft engines. The recent trend of improved OEM orders would support a continued increase in OEM backlog as we enter 2021, however backlog may also decline as Aerospace customers adjust orders based on their changing aircraft production schedules. Approximately 45% of OEM backlog is currently scheduled to ship in the next 12 months. If COVID-19 continues to have a material impact on the aviation industry, including our more significant OEM customers, it will continue to materially affect our Aerospace business and results of operations. The Aerospace OEM business may also be impacted by changes in the content levels on certain platforms, changes in customer sourcing decisions, adjustments to customer inventory levels, commodity availability and pricing, vendor sourcing capacity and the use of alternate materials. Additional impacts may include the redesign of parts, quantity of parts per engine, cost schedules agreed to under contract with the engine and airframe manufacturers, as well as the pursuit and duration of new programs.

Table of Content
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

Given the recent pressures on sales growth resulting from COVID-19, the Company is focused on the proactive management of costs as it takes action to mitigate continued pressure on operating profit. Recent cost saving initiatives that were taken throughout 2020 include workforce reductions, employee furloughs, reduced overtime, temporary pay reductions within leadership and discretionary spending initiatives. Although these charges were primarily recorded earlier in 2020, these actions were critical in partially offsetting the lower profit contribution of lower sales throughout the full year. Aerospace will continue to explore opportunities for margin improvement in 2021, including working closely with vendors and customers as it relates to the timing of deliveries and pricing initiatives. Management also remains focused on strategic investments and new product and process introductions. Driving productivity through the application of BES continues as a key initiative. Operating profit is expected to be affected by the impact of the changes in sales volume noted above, mix and pricing, particularly as they relate to the higher profit Aftermarket RSP spare parts business, and investments made in each of its businesses. Operating profits may also be impacted by potential changes in tariffs, trade agreements and trade policies that may affect the cost and/or availability of goods. Costs associated with new product and process introductions, the physical transfer of work to other global regions, additional productivity initiatives and restructuring activities may also negatively impact operating profit.

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

The Company believes that its ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow and working capital management, and anticipates that operating activities in 2021 will generate sufficient cash to fund operations. Given the recent global market disruptions caused by COVID-19, the Company is closely monitoring its cash generation, usage and preservation including the management of working capital to generate cash. The Company does not currently anticipate requiring any additional debt facilities. See additional discussion regarding currently available debt facilities further below.

Table of Content
To better align costs with the current business environment, the Company has taken several actions. In June 2020, the Company announced restructuring and workforce reduction actions ("Actions") to be implemented across its businesses and functions in response to the macroeconomic disruption in global industrial and aerospace end markets arising from COVID-19. A resulting pre-tax charge of $18.2 million was recorded through operating profit in 2020, primarily related to employee severance and other termination benefits, with the amounts expected to be paid by the end of 2021, primarily using cash on hand. The Actions were substantially complete in 2020 and reduced the Company’s global workforce by approximately 8%. A liability of $13.2 million was included within accrued liabilities as of December 31, 2020. The Company expects to incur additional costs of approximately $1.0 million through the first half of 2021 related to the Actions. Additional cost saving initiatives included temporary reductions in compensation for salaried employees, including Company officers and Board directors, employee furloughs and reductions in discretionary expenses. The Company continues to invest within its businesses, with its estimate of 2021 capital spending to be approximately $55 million.

In February 2017, the Company and certain of its subsidiaries entered into a fourth amendment to its fifth amended and restated revolving credit agreement (the “Fourth Amendment”) and retained Bank of America, N.A. ("Bank of America") as the Administrative Agent for the lenders. The $850.0 million facility was scheduled to mature in February 2022. The Fourth Amendment also increased the previous accordion feature from $250.0 million, allowing the Company to request additional borrowings of up to $350.0 million. The Company may exercise the accordion feature upon request to the Administrative Agent as long as an event of default has not occurred or is not continuing. The borrowing availability of $850.0 million, pursuant to the terms of the Fourth Amendment, allows for multi-currency borrowing which includes Euro, British pound sterling or Swiss franc borrowing, up to $600.0 million. In September 2018, the Company and one of its wholly owned subsidiaries entered into a Sale and Purchase Agreement to acquire Gimatic S.r.l (the "Acquisition"). See Note 2 of the Consolidated Financial Statements. In conjunction with the Acquisition, the Company requested additional borrowings of $150.0 million that was provided for under the existing accordion feature. The Administrative Agent for the lenders approved the Company's access to the accordion feature and on October 19, 2018 the lenders formally committed the capital to fund such feature, resulting in the execution of the fifth amendment to the Amended Credit Agreement (the "Fifth Amendment"). The Fifth Amendment, effective October 19, 2018, thereby increased the borrowing availability of the existing facility to $1,000.0 million. The Company may also request access to the residual $200.0 million of the accordion feature. Depending on the Company’s consolidated leverage ratio, and at the election of the Company, borrowings under the Amended Credit Agreement will bear interest at either LIBOR plus a margin of between 1.10% and 1.70% or the base rate, as defined in the Amended Credit Agreement, plus a margin of 0.10% to 0.70%. Multi-currency borrowings, pursuant to the Amended Credit Agreement, bear interest at their respective interbank offered rate (i.e. Euribor) or 0.00% (higher of the two rates) plus a margin of between 1.10% and 1.70%.

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

The Company's borrowing capacity remains limited by various debt covenants in the Fourth Amendment of the Amended Credit Agreement and the Note Purchase Agreement (the "Agreements"). The Agreements required the Company to maintain a ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times ("Senior Debt Ratio"), a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 3.75 times ("Total Debt Ratio") and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25, in each case at the end of each fiscal quarter; provided that the debt to EBITDA ratios are permitted to increase for a period of four fiscal quarters after the closing of certain permitted acquisitions. A permitted acquisition is defined as an acquisition exceeding $150.0 million, for which the acquisition of Gimatic on October 31, 2018 qualified. With the completion of a permitted acquisition, the Senior Debt Ratio cannot exceed 3.50 times and the Total Debt Ratio cannot exceed 4.25 times. The increased ratios were allowed for a period of four fiscal quarters subsequent to the close of the permitted acquisition and therefore expired in the fourth quarter of 2019.

On October 8, 2020, the Company entered into the sixth amendment to the Amended Credit Agreement with Bank of America (the “Sixth Amendment”) and the first amendment to the Note Purchase Agreement with New York Life (the “First

Table of Content
NPA Amendment”). The Sixth Amendment and the First NPA Amendment provided for an increase in the Company’s maximum ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, from 3.25 times (or, if a certain permitted acquisition above $150.0 million is consummated, 3.50 times) to 3.75 times in each case at the end of the four fiscal quarters, beginning with December 31, 2020, and regardless of whether a permitted acquisition, as defined, is consummated, providing additional financing flexibility and access to liquidity. Additionally, the Sixth Amendment requires the Company to maintain a maximum ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA, of not more than 3.75 times in each case at the end of the four fiscal quarters, beginning with December 31, 2020, and regardless of whether a permitted acquisition, as defined, is consummated. Furthermore, the First NPA Amendment provides for (i) adjustments to the ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA, as defined, to conform to a more restrictive total leverage ratio that may be required under the Amended Credit Agreement, (ii) an increase in the amount of allowable add-back for restructuring charges when calculating Consolidated EBITDA from $15.0 million to $25.0 million and (iii) a required fee payment equal to 0.50% per annum times the daily outstanding principal amount of the note during each of the four fiscal quarters, following the quarter ended December 31, 2020, if the Company’s Senior Leverage Ratio, as defined, exceeds 3.25 times.

On February 10, 2021, the Company and certain of its subsidiaries entered into the sixth amended and restated senior unsecured revolving credit agreement (the "Amended Credit Agreement") and retained Bank of America, N.A. as the Administrative Agent for the lenders. The Amended Credit Agreement maintains the $1,000.0 million of availability within the facility, while increasing the available borrowings under the accordion feature from $200.0 million to $250.0 million (aggregate availability of $1,250.0 million) and extends the maturity date through February 2026. The Amended Credit Agreement also adjusts the interest rate to either the Eurocurrency rate, as defined in the Amended Credit Agreement, plus a margin of 1.175% to 1.775% or the base rate, as defined in the Amended Agreement, plus a margin of 0.175% and 0.775%, depending on the Company's leverage ratio at the time of the borrowing. Multi-currency borrowings, pursuant to the Amended Credit Agreement, bear interest at their respective interbank offered rate (i.e. Euribor) or 0.00% (higher of the two rates) plus a margin of between 1.175% to 1.775%. As with the earlier facility, the Company's borrowing capacity is limited by various debt covenants in the Amended Credit Agreement, as described further below. The Amended Credit Agreement requires the Company to maintain a Senior Debt Ratio of not more than 3.75 times at the end of each fiscal quarter ending on or before September 30, 2021, after which the ratio will revert to 3.25 times (or, if a permitted acquisition above $150.0 million is consummated, 3.50 times at the end of each of the first four fiscal quarters ending after the consummation of any such acquisition). In addition, the Amended Credit Agreement requires the Company to maintain a Total Debt Ratio of not more than 3.75 for each fiscal quarter (or, if a permitted acquisition above $150.0 million is consummated, 4.25 times at the end of each of the first four fiscal quarters ending after the consummation of any such acquisition, however, such increase in the ratio will not be effective during any period prior to October 1, 2021. A ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25, is required at the end of each fiscal quarter. The Amended Credit Agreement also contemplates the potential replacement of LIBOR (as defined below) with a successor financing rate, pursuant to the intent of the United Kingdom's Financial Conduct Authority to phase out use of LIBOR. See additional discussion immediately below regarding the Company's ongoing evaluation related to this potential change in financing rates. The Company paid fees and expenses of $4.3 million in conjunction with executing the Amended Credit Agreement; such fees will be deferred within Other assets on the Consolidated Balance Sheets and will be amortized into interest expense on the Consolidated Statements of Income through its maturity.

The United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced its intent to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified the Secured Overnight Financing Rate (“SOFR”) as its preferred benchmark alternative to U.S. dollar LIBOR. Published by the Federal Reserve Bank of New York, SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. The Company’s Amended Credit Agreement and corresponding interest rate Swap are tied to LIBOR, with each maturing in February 2026 and January 2022, respectively, as noted above. The Company is evaluating the potential impact of the replacement of LIBOR, but does not anticipate a material impact on our business, financial condition, results of operations and cash flows.

At December 31, 2020, the Company was in compliance with all applicable covenants. The Company anticipates continued compliance in each of the next four quarters. The Company's most restrictive financial covenant is the Senior Debt Ratio, which required the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.75 times at December 31, 2020. The actual ratio at December 31, 2020 was 3.05 times, as defined.

In 2020, 2019 and 2018, the Company acquired 0.4 million shares, 0.9 million shares and 2.3 million shares of the Company's common stock, respectively, at a cost of $15.6 million, $50.3 million and $138.3 million, respectively.

Table of Content
Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities and currently expects that its bank syndicate, comprised of 12 banks, will continue to support its recently executed Amended Credit Agreement, which matures in February 2026. At December 31, 2020, the Company had $406.4 million unused and available for borrowings under its $1,000.0 million Amended Credit Facility, subject to covenants in the Company's revolving debt agreements. At December 31, 2020, additional borrowings of $161.5 million of Total Debt including $161.5 million of Senior Debt would have been allowed under the financial covenants. The Company intends to use borrowings under its Amended Credit Facility to support the Company's ongoing growth initiatives, however the probability of a significant acquisition or divestiture in the near-term is not likely given the current business environment. Nonetheless, the Company continues to analyze potential acquisition targets and end markets that meet our strategic criteria with an emphasis on proprietary, highly-engineered industrial technologies. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements. The Company has not drawn on its debt agreements as a result of COVID-19, as it believes the availability of those funds are not at risk given the strength of the underlying bank syndicate. The Company maintains communication with its bank syndicate as it continues to monitor its cash requirements.

The Company had $2.1 million in borrowings under short-term bank credit lines at December 31, 2020.

The Company entered into an interest rate swap agreement (the "Swap") on April 28, 2017, with one bank, which converts the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The swap expires on January 31, 2022. At December 31, 2020, the Company's total borrowings were comprised of approximately 30% fixed rate debt and 70% variable rate debt. At December 31, 2019, the Company's total borrowings were comprised of approximately 25% fixed rate debt and 75% variable rate debt.

The funded status of the Company's pension plans is dependent upon many factors, including actual rates of return that impact the fair value of pension assets and changes in discount rates that impact projected benefit obligations. The unfunded status of the pension plans decreased slightly from $55.1 million at December 31, 2019 to $55.0 million at December 31, 2020 as the increase in the fair value of the pension plan assets was comparable to the increase in the projected benefit obligations ("PBOs"), following an update of certain actuarial assumptions. The Company recorded $1.9 million of non-cash after-tax increases in stockholders equity (through other non-owner changes to equity) when recording the current year adjustments for changes in the funded status of its pension and postretirement benefit plans as required under accounting for defined benefit and other postretirement plans. This increase in stockholders equity resulted primarily from favorable variances between expected and actual returns on pension plan assets, the amortization of actuarial losses and prior service costs recorded earlier (including curtailment and settlement charges resulting from actions taken place during 2020), partially offset by changes in actuarial assumptions, primarily a decrease in discount rates. In 2020, the Company made no discretionary contributions to its U.S Qualified pension plans. The Company expects to contribute approximately $4.7 million to its various defined benefit pension plans in 2021. No discretionary contributions to the U.S. Qualified pension plans are currently planned in 2021. See Note 13 of the Consolidated Financial Statements.

As noted above, the U.S. government enacted the Act on December 22, 2017. The Company completed its computation of the Transition Tax as required pursuant to SAB 118 in 2018, resulting in a final net Transition Tax expense of $86.7 million.  The Company elected to pay the Transition Tax over the allowed eight year period. The installment payments for the Transition Tax are not expected to have a material impact on the liquidity or capital resources of the Company. The Company expects to make the payments through the use of available cash or borrowings under the Amended Credit Facility.

The Company completed the sale of the Seeger business to KNG effective February 1, 2020. Gross proceeds received were 39.0 million Euros ($42.9 million). The Company yielded net cash proceeds of $36.1 million after consideration of cash sold and transaction costs. Resulting tax charges of $4.2 million were recognized in the first quarter of 2020 following the completion of the sale. The Company utilized the proceeds from the sale to reduce debt under the Amended Credit Facility.

At December 31, 2020, the Company held $79.1 million in cash and cash equivalents, the majority of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions and are expected to primarily fund international investments. The Act changed the impact of U.S taxation on foreign distributions. The Company is continuously evaluating its position regarding the potential repatriation of overseas cash. The evaluation of potential repatriation is dependent upon several variables, including foreign taxation of dividends and the impact of withholding tax. The Company repatriated $85.0 million to the U.S. during 2020.

Table of Content
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

Cash Flow

($ in millions)	2020	2019	$ Change	% Change	2018
Operating activities	$215.5	$248.3	$(32.8)	(13.2)%	$237.2
Investing activities	(4.2)	(62.2)	58.0	93.3%	(493.2)
Financing activities	(219.7)	(192.0)	(27.7)	(14.4)%	215.6
Exchange rate effect	6.1	(1.0)	7.1	NM	(4.1)
Decrease in cash	$(2.3)	$(6.9)	$4.6	NM	$(44.6)
________________________
NM – Not meaningful

Operating activities provided $215.5 million in 2020 compared to $248.3 million in 2019. Operating cash flows in the 2020 period included cash generated by working capital of $99.6 million, which was driven by a reduction in accounts receivable, compared to cash generated by working capital of $18.1 million in the 2019 period. Operating cash flows in the 2019 period were negatively impacted by a $15.0 million discretionary contribution made to the U.S. qualified pension plans.

Investing activities used $4.2 million in 2020 and $62.2 million in 2019. Net cash proceeds of $36.1 million from the sale of the Seeger business are included in investing activities for the 2020 period. See Note 3 of the Consolidated Financial Statements. In 2020, investing activities included capital expenditures of $40.7 million compared to $53.3 million in 2019. The Company expects capital spending in 2021 to approximate $55 million. Capital expenditures relate to both maintenance needs and support of growth initiatives, which include the purchase of equipment to support new products and services, and are expected to be funded primarily through cash flows from operations. Investing activities in 2019 also included $6.1 million of payments related to the Gimatic acquisition under the terms of the Sale and Purchase Agreement and $3.5 million of payments related to Aerospace agreements, which are reflected in Other Investing activities.

Cash used by financing activities in 2020 included a net decrease in borrowings of $174.2 million compared to a net decrease of $99.4 million in 2019. In 2019 and 2018, the Company borrowed 44.1 million Euro ($49.5 million) and 179.0 million Euro ($208.6 million), respectively, under the Amended Credit Facility through an international subsidiary. The proceeds were distributed to the Parent Company and subsequently used to pay down U.S. borrowings under the Amended Credit Agreement. Proceeds from the issuance of common stock were $2.0 million and $5.5 million in 2020 and 2019, respectively. In 2020, the Company repurchased 0.4 million shares of the Company's stock at a cost of $15.6 million, compared with the purchase of 0.9 million shares at a cost of $50.3 million in 2019. Total cash used to pay dividends was $32.4 million in 2020 compared to $32.5 million in 2019. Withholding taxes paid on stock issuances were $3.4 million in the 2020 period and $6.1 million in the 2019 period. Other financing cash flows during 2020 and 2019 included $5.6 million of net cash proceeds and $7.5 million of net cash payments, respectively, related to the settlement of foreign currency hedges related to intercompany financings. Other financing cash flows in the 2020 period also included $1.4 million of fees paid in conjunction with executing amendments to the Amended Credit Agreement and the Note Purchase Agreement.

Debt Covenants

As noted above, borrowing capacity is limited by various debt covenants in the Company's debt agreements. Following is a reconciliation of Consolidated EBITDA, a key metric in the debt covenants, to the Company's net income (in millions):

Table of Content

2020
Net income	$63.4
Add back:
Interest expense	15.9
Income taxes	38.1
Depreciation and amortization	87.7
Adjustment for non-cash stock based compensation	10.3
Workforce reduction and restructuring charges (see Note 10)	19.4
Due diligence and transaction expenses	2.8
Other adjustments	(6.7)
Consolidated EBITDA, as defined within the Amended Credit Agreement	$230.9

Consolidated Senior Debt, as defined, as of December 31, 2020	$704.3
Ratio of Consolidated Senior Debt to Consolidated EBITDA	3.05
Maximum	3.75
Consolidated Total Debt, as defined, as of December 31, 2020	$704.3
Ratio of Consolidated Total Debt to Consolidated EBITDA	3.05
Maximum	3.75
Consolidated Cash Interest Expense, as defined, as of December 31, 2020	$15.9
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	14.48
Minimum	4.25

The Amended Credit Agreement allows for certain adjustments within the calculation of the financial covenants. Other adjustments consist primarily of changes in accounting as permitted under the Amended Credit Agreement. The Company's financial covenants are measured as of the end of each fiscal quarter. At December 31, 2020, additional borrowings of $161.5 million of Senior Debt would have been allowed under the covenants. Additional borrowings for Total Debt would also have been limited to $161.5 million under the covenants at December 31, 2020. Senior Debt includes primarily the borrowings under the Amended Credit Facility, the 3.97% Senior Notes and the borrowings under the lines of credit. The Company's unused committed credit facilities at December 31, 2020 were $406.4 million; however, the borrowing capacity was limited by the debt covenants to $161.5 million at December 31, 2020.

Contractual Obligations and Commitments

At December 31, 2020, the Company had the following contractual obligations and commitments:

($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$702.1	$2.3	$597.1	$102.4	$0.4
Estimated interest payments under long-term obligations (2)	25.7	12.6	9.0	4.1	—
Operating lease obligations (3)	32.0	12.5	10.8	2.3	6.4
Purchase obligations (4)	201.6	164.6	31.7	5.3	—
Expected pension contributions (5)	4.7	4.7	—	—	—
Expected benefit payments – other postretirement benefit plans (6)	23.3	3.1	5.6	4.8	9.8
Long-term U.S. Tax Reform obligations(7)	59.1	—	20.0	39.1	—
Total	$1,048.5	$199.8	$674.1	$158.0	$16.5

(1)Long-term debt obligations represent the required principal payments under such agreements. As noted above, the Company entered into an Amended Credit Agreement on February 10, 2021, extending the maturity of the $1,000.0 million facility from February 2022 to February 2026.
(2)Interest payments under long-term debt obligations have been estimated based on the borrowings outstanding and market interest rates as of December 31, 2020. The Amended Credit Agreement extends the maturity of the facility and the timing of corresponding interest payments through February 2026.

Table of Content
(3)The Company’s operating lease payments included herein reflect the future minimum undiscounted fixed lease payments, which represent the basis for calculating the Company’s operating lease liabilities as of December 31, 2020. Refer to Note 20 of the Consolidated Financial Statements.
(4)The amounts do not include purchase obligations reflected as current liabilities on the consolidated balance sheet. The purchase obligation amount includes all outstanding purchase orders as of the balance sheet date as well as the minimum contractual obligation or termination penalty under other contracts.
(5)The amount included in “Less Than 1 Year” reflects anticipated contributions to the Company’s various pension plans. Anticipated contributions beyond one year are not determinable.
(6)Amounts reflect anticipated benefit payments under the Company’s other postretirement benefit plans based on current actuarial assumptions. Expected benefit payments, as presented above, do not extend beyond 2030. See Note 13 of the Consolidated Financial Statements.
(7)Amounts reflect anticipated long-term payments related to the Tax Cuts and Jobs Act that was enacted on December 22, 2017. Payments are allowed over an eight-year period. See Note 15 of the Consolidated Financial Statements. The amount payable in 2021 is included within accrued liabilities on the Consolidated Balance Sheets.

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

Business Acquisitions, Intangible Assets and Goodwill: Assets and liabilities acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the dates of acquisition. At December 31, 2020, the Company had $1,011.6 million and $320.7 million of goodwill and identifiable intangible assets related to acquisitions, respectively. Goodwill represents the cost of acquisitions in excess of fair values assigned to the underlying identifiable net assets of acquired businesses. Identifiable intangible assets acquired in business acquisitions include customer relationships, patents and technology and trademarks/trade names. The fair value of acquired customer relationship intangibles was determined as of the acquisition dates based on estimates and judgments regarding expectations for the future after-tax cash flows arising from customer relationships that existed on the acquisition date over their estimated lives, less a contributory assets charge, all of which is discounted to present value using an appropriate discount rate. The fair value of the patents and technology and trademark/trade name intangible assets were determined utilizing the relief from royalty method which is a form of the income approach. Under this method, an after-tax royalty rate based on market royalty rates is applied to projected

Table of Content
revenue associated with the patents/technology and trademark/trade name and discounted to present value using an appropriate discount rate. See Note 7 of the Consolidated Financial Statements.

Goodwill and indefinite-lived intangible assets are subject to impairment testing annually or more frequently if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Management completes their annual impairment assessments during the second quarter of each year as of April 1. The Company utilizes the option to first assess qualitative factors to determine whether it is necessary to perform the Step 1 quantitative goodwill impairment test in accordance with the applicable accounting standards. Under the qualitative assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, overall unit performance and events directly affecting a unit. If the Company determines that the Step 1 quantitative impairment test is required, management estimates the fair value of the reporting unit primarily using the income approach, which reflects management’s cash flow projections, and also evaluates the fair value using the market approach. Inherent in management’s development of cash flow projections are assumptions and estimates, including those related to future earnings and growth rates and the weighted average cost of capital. The Company compares the fair value of the reporting unit with the carrying value of the reporting unit. If the fair values were to fall below the carrying values, the Company would recognize a non-cash impairment charge to income from operations for the amount by which the carrying amount of any reporting unit exceeds the reporting unit’s fair value, assuming the loss recognized does not exceed the total amount of goodwill for the reporting unit. Based on our second quarter assessment, the estimated fair value of the Automation reporting unit, which represents the October 2018 acquisition of Gimatic, exceeded its carrying value while the estimated fair value of each of the remaining reporting units significantly exceeded their carrying values. There was no goodwill impairment at any reporting units in 2020. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company-specific and overall economic conditions, including the impacts of COVID-19. Management’s quantitative assessment includes a review of the potential impacts of current and projected market conditions from a market participant’s perspective on reporting units’ projected cash flows, growth rates and cost of capital to assess the likelihood of whether the fair value would be less than the carrying value. The Company also completed its annual impairment testing of its trade names, indefinite-lived intangible assets, in the second quarter of 2020 and determined that there were no impairments.

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

The Company assesses the impairment of the identifiable finite-lived intangible assets subject to amortization whenever significant events or significant changes in circumstances indicate their carrying value may not be recoverable. The Company did not identify any impairments related to such intangible assets during 2020.

Aerospace Aftermarket Programs: The Company participates in aftermarket RSPs under which the Company receives an exclusive right to manufacture and supply designated aftermarket parts over the life of the related aircraft engine program to our customer, General Electric ("GE"). As consideration, the Company has paid participation fees, which are recorded as intangible assets. The carrying value of these intangible assets was $156.3 million at December 31, 2020. The Company records amortization of the related asset as sales dollars are being earned based on a proportional sales dollar method. Specifically, this method amortizes each asset as a reduction to revenue based on the proportion of sales under a program in a given period to the estimated aggregate sales dollars over the life of that program which reflects the pattern in which economic benefits are realized.

The Company also participates in Component Repair Programs ("CRPs") with GE which provide for, among other items, the right to sell certain aftermarket component repair services for CFM56, CF6, CF34 and LM engines directly to other customers over the life of the engine program as one of a few GE licensed suppliers. In addition, the CRPs extended certain existing contracts under which the Company provides these services directly to GE. Our total investments in CRPs as of December 31, 2020 equaled $111.8 million, all of which have been paid. At December 31, 2020, the carrying value of the CRPs was $81.0 million. The Company recorded the CRP payments as an intangible asset which is recognized as a reduction of sales over the remaining life of these engine programs based on the estimated sales over the life of such programs. This method reflects the pattern in which the economic benefits of the CRPs are realized.

Table of Content

The recoverability of each asset is subject to significant estimates about future revenues related to the programs' aftermarket parts and services. The Company evaluates these intangible assets for recoverability and updates amortization rates on an agreement by agreement basis for the RSPs and on an individual asset basis for the CRPs. The assets are reviewed for recoverability periodically including whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Annually, the Company evaluates the remaining life of these assets to determine whether events and circumstances warrant a revision to the remaining periods of amortization. Management updates revenue projections, which include a comparison of actual experience against projected revenue and industry projections. The potential exists that actual revenues will not meet expectations due to a change in market conditions, including, for example, the replacement of older engines with new, more fuel-efficient engines or the Company's ability to capture additional production share within the aftermarket business. A shortfall in future revenues may indicate a triggering event requiring a write down or further evaluation of the recoverability of the assets or require the Company to accelerate amortization expense prospectively dependent on the level of the shortfall. Management considered the impacts of the COVID-19 pandemic on the broader aerospace end markets during its evaluation of these intangible assets in 2020. The Company has not identified any impairment of these assets, although changes in projected RSP and CRP revenue has impacted amortization rates that will be applied prospectively. See Note 7 of the Consolidated Financial Statements.

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

The Company selected the expected long-term rate of return of its U.S. defined benefit plans based on consideration of historical and projected rates of return on the weighted target asset mix of our pension investments. The target mix reflects a 65% equity investment target and a 35% target for fixed income and cash investments (in aggregate). The equity investment of 65% is more heavily weighted on global equity investment targets, rather than U.S. targets. The historical rates of return for the Company's defined benefit plans were calculated based upon compounded average rates of return of published indices. Management selected a long-term expected rate of return on its U.S. pension assets of 7.25%. The long-term rates of return for non-U.S. plans were selected based on actual historical rates of return of published indices that reflect the plans’ target asset allocations.

The discount rate used for the Company’s U.S. pension plans reflects the rate at which the pension benefits could be effectively settled. At December 31, 2020, the Company selected a discount rate of 2.65% based on a bond matching model for its U.S. pension plans. Market interest rates have decreased in 2020 as compared with 2019 and, as a result, the discount rate used to measure pension liabilities decreased from 3.40% at December 31, 2019. The discount rates for non-U.S. plans were selected based on highly rated long-term bond indices and yield curves that match the duration of the plan’s benefit obligations.
A one-quarter percentage point change in the assumed long-term rate of return on the Company’s U.S. pension plans as of December 31, 2020 would impact the Company’s 2021 pre-tax income by approximately $1.0 million. A one-quarter percentage point decrease in the discount rate on the Company's U.S. pension plans as of December 31, 2020 would also decrease the Company’s 2021 pre-tax income by approximately $1.0 million. The Company reviews these and other assumptions at least annually.

The Company recorded $1.9 million of non-cash after-tax increases in stockholders equity (through other non-owner changes to equity) when recording the current year adjustments for changes in the funded status of its pension and postretirement benefit plans as required under accounting for defined benefit and other postretirement plans. This increase in stockholders equity resulted primarily from favorable variances between expected and actual returns on pension plan assets, the amortization of actuarial losses and prior service costs recorded earlier (including curtailment and settlement charges resulting from actions taken place during 2020), partially offset by changes in actuarial assumptions, primarily a decrease in discount rates. During 2020, the fair value of the Company’s pension plan assets increased by $40.3 million and the projected benefit obligation increased by $40.1 million. The increase in the projected benefit obligation included a $40.5 million (pre-tax) increase due to actuarial losses resulting primarily from a change in the discount rates used to measure pension liabilities, and annual service and interest costs of $6.3 million and $15.1 million, respectively. Changes to other actuarial assumptions in 2020 did not have a material impact on our stockholders equity or projected benefit obligation. Actual pre-tax gains on total pension plan assets were $59.7 million compared with an expected pre-tax return on pension assets of $29.7 million. Pension expense for 2021 is expected to increase from $6.7 million in 2020 to $7.9 million.

Table of Content
Income Taxes: As of December 31, 2020, the Company had recognized $22.1 million of deferred tax assets, net of valuation reserves. The realization of these benefits is dependent, in part, on the amount and timing of future taxable income in jurisdictions where the deferred tax assets reside. For those jurisdictions where the expirations dates of tax loss carryforwards or the proposed operating results indicate that realization is unlikely, a valuation allowance is provided. Management currently believes that sufficient taxable income should be earned in the future to realize the deferred tax assets, net of valuation allowances recorded.

The valuation of deferred tax assets requires significant judgment. Management’s assessment that the deferred tax assets will be realized represents its estimate of future results; however, there can be no assurance that such expectations will be met. Changes in management’s assessment of achieving sufficient future taxable income could materially increase the Company’s tax expense and could have a material adverse impact on the Company’s financial condition and the results of operations.

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

A significant portion of revenue is generated by foreign locations. Current guidance requires the recognition of a tax liability under the assumption that foreign earnings will be repatriated in the future, unless the Company can assert that the earnings are indefinitely reinvested. Management’s annual assessment in determining whether the earnings are indefinitely reinvested is based on an analysis of U.S. cash requirements and working capital requirements of the foreign operations, including capital expenditures, combined with any limitations, such as dividend restrictions or local law limits, which would limit possible repatriation. The Company has recognized a deferred tax liability for U.S. taxes of $0.2 million on $3.5 million of undistributed earnings of its international subsidiaries, earned before 2017 and the application of the Transition Tax implemented by the Act. All remaining earnings are considered indefinitely reinvested as defined per the indefinite reversal criterion within the accounting guidance for income taxes.

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

EBITDA

Earnings before interest expense, income taxes, and depreciation and amortization (“EBITDA”) for 2020 was $205.1 million compared to $326.5 million in 2019. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes, and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company’s operating performance. The Company’s definition of EBITDA may not be comparable with EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors. Accordingly, the calculation has limitations depending on its use.

Table of Content
Following is a reconciliation of EBITDA to the Company’s net income (in millions):

	2020	2019
Net income	$63.4	$158.4
Add back:
Interest expense	15.9	20.6
Income taxes	38.1	48.5
Depreciation and amortization	87.7	99.1
EBITDA	$205.1	$326.5

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

In April 2017, the Company entered into an interest rate swap agreement (the "Swap") transacted with one bank which converts the interest on the first $100.0 million of borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The Swap expires on January 31, 2022. The result of a hypothetical 100 basis point increase in the interest rate on the average bank borrowings of the Company’s variable-rate debt during 2020 would have reduced annual pretax profit by $5.7 million.

At December 31, 2020, the fair value of the Company’s fixed-rate debt was $118.1 million, compared with its carrying amount of $108.5 million. The Company estimates that a 100 basis point decrease in market interest rates at December 31, 2020 would have increased the fair value of the Company's fixed rate debt to $122.2 million.

The Company has manufacturing, sales and distribution facilities around the world and thus makes investments and conducts business transactions denominated in various currencies. The Company is exposed primarily to financial instruments denominated in currencies other than the functional currency at its international locations. A 10% adverse change in foreign currencies relative to the U.S dollar at December 31, 2020 would have resulted in a $2.8 million loss in the fair value of those financial instruments. At December 31, 2020, the Company held $79.1 million of cash and cash equivalents, the majority of which is held by foreign subsidiaries.

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

Table of Content
Item 8. Financial Statements and Supplementary Data

BARNES GROUP INC.
 CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Net sales	$1,124,391	$1,491,118	$1,495,889
Cost of sales	721,238	944,154	963,524
Selling and administrative expenses	279,783	310,516	300,601
	1,001,021	1,254,670	1,264,125
Operating income	123,370	236,448	231,764
Interest expense	15,944	20,629	16,841
Other expense (income), net	5,931	8,975	7,428
Income before income taxes	101,495	206,844	207,495
Income taxes	38,120	48,494	41,309
Net income	$63,375	$158,350	$166,186
Per common share:
Basic	$1.25	$3.09	$3.18
Diluted	$1.24	$3.07	$3.15
Weighted average common shares outstanding:
Basic	50,880,846	51,213,518	52,304,190
Diluted	51,097,586	51,633,169	52,831,606

See accompanying notes.

Table of Content
BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2020	2019	2018
Net income	$63,375	$158,350	$166,186
Other comprehensive income (loss), net of tax
Unrealized (loss) gain hedging activities, net of tax (1)	(642)	(949)	673
Foreign currency translation adjustments, net of tax (2)	86,894	(13,689)	(50,017)
Defined benefit pension and other postretirement benefits, net of tax (3)	1,928	(5,357)	(15,426)
Total other comprehensive income (loss), net of tax	88,180	(19,995)	(64,770)
Total comprehensive income	$151,555	$138,355	$101,416

(1) Net of tax of $(230), $(326) and $207 for the years ended December 31, 2020, 2019 and 2018, respectively.

(2) Net of tax of $(66), $(108) and $(210) for the years ended December 31, 2020, 2019 and 2018, respectively.

(3) Net of tax of $401, $(1,420) and $(4,606) for the years ended December 31, 2020, 2019 and 2018, respectively.
See accompanying notes.

Table of Content

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$79,145	$93,805
Accounts receivable, less allowances (2020 – $6,348; 2019 – $5,197)	251,460	348,974
Inventories	238,008	232,706
Prepaid expenses and other current assets	73,732	67,532
Assets held for sale	—	21,373
Total current assets	642,345	764,390
Deferred income taxes	22,092	21,235
Property, plant and equipment, net	370,947	356,603
Goodwill	1,011,580	933,022
Other intangible assets, net	564,132	581,116
Other assets	65,130	53,924
Assets held for sale	—	28,045
Total assets	$2,676,226	$2,738,335
Liabilities and Stockholders’ Equity
Current liabilities
Notes and overdrafts payable	$2,115	$7,724
Accounts payable	112,428	118,509
Accrued liabilities	178,560	209,992
Long-term debt – current	2,276	2,034
Liabilities held for sale	—	4,616
Total current liabilities	295,379	342,875
Long-term debt	699,868	825,017
Accrued retirement benefits	98,171	93,358
Deferred income taxes	91,668	88,408
Long-term tax liability	59,063	66,012
Other liabilities	49,400	45,148
Liabilities held for sale	—	6,989
Commitments and contingencies (Note 23)
Stockholders’ equity
Common stock – par value $0.01 per share
Authorized: 150,000,000 shares
Issued: at par value (2020 – 64,171,321 shares; 2019 – 63,872,756 shares)	642	639
Additional paid-in capital	501,531	489,282
Treasury stock, at cost (2020 – 13,530,074 shares; 2019 – 13,051,256 shares)	(516,992)	(498,074)
Retained earnings	1,519,811	1,489,176
Accumulated other non-owner changes to equity	(122,315)	(210,495)
Total stockholders’ equity	1,382,677	1,270,528
Total liabilities and stockholders’ equity	$2,676,226	$2,738,335

See accompanying notes.

Table of Content
BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2020	2019	2018
Operating activities:
Net income	$63,375	$158,350	$166,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,656	99,059	94,238
(Gain) loss on disposition of property, plant and equipment	(94)	236	71
Stock compensation expense	10,300	13,306	12,158
Seeger divestiture charges	6,677	—	—
Non-cash impairment charge related to divestiture	—	5,600	—
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	107,381	29,212	(10,960)
Inventories	2,147	11,482	(12,369)
Prepaid expenses and other current assets	(5,721)	(10,640)	(2,890)
Accounts payable	(9,968)	(22,546)	12,489
Accrued liabilities	(37,430)	2,336	(580)
Deferred income taxes	(5,867)	(12,025)	(18,876)
Long-term retirement benefits	(1,418)	(16,233)	1,632
Long-term tax liability	(6,949)	(6,949)	(6,809)
Other	5,373	(2,887)	2,909
Net cash provided by operating activities	215,462	248,301	237,199
Investing activities:
Proceeds from disposition of property, plant and equipment	449	577	1,374
Proceeds from the sale of businesses, net of cash sold	36,062	—	—
Capital expenditures	(40,698)	(53,286)	(57,273)
Business acquisitions, net of cash acquired	—	(6,061)	(430,487)
Revenue Sharing Program payments	—	—	(5,800)
Other	—	(3,450)	(1,000)
Net cash used in investing activities	(4,187)	(62,220)	(493,186)
Financing activities:
Net change in other borrowings	(5,855)	5,490	(5,145)
Payments on long-term debt	(266,424)	(341,419)	(433,904)
Proceeds from the issuance of long-term debt	98,107	236,552	841,036
Proceeds from the issuance of common stock	1,989	5,492	1,131
Common stock repurchases	(15,550)	(50,347)	(138,275)
Dividends paid	(32,402)	(32,544)	(32,206)
Withholding taxes paid on stock issuances	(3,368)	(6,059)	(5,395)
Other	3,837	(9,158)	(11,678)
Net cash (used) provided by financing activities	(219,666)	(191,993)	215,564
Effect of exchange rate changes on cash flows	6,054	(1,002)	(4,148)
Decrease in cash, cash equivalents and restricted cash	(2,337)	(6,914)	(44,571)
Cash, cash equivalents and restricted cash at beginning of year	93,805	100,719	145,290
Cash, cash equivalents and restricted cash at end of year	91,468	93,805	100,719
Less: Restricted cash, included in Prepaid expenses and other current assets	(4,944)	—	—
Less: Restricted cash, included in Other assets	(7,379)	—	—
Cash and cash equivalents at end of year	$79,145	$93,805	$100,719

See accompanying notes.

Table of Content
BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
January 1, 2018	63,034	$630	$457,365	9,656	$(297,998)	$1,206,723	$(106,399)	$1,260,321
Comprehensive income	—	—	—	—	—	166,186	(64,770)	101,416
Dividends declared ($0.62 per share)	—	—	—	—	—	(32,206)	—	(32,206)
Common stock repurchases	—	—	—	2,292	(138,275)	—	—	(138,275)
Reclassification pursuant to accounting guidance related to U.S. Tax Reform (Note 1)	—	—	—	—	—	19,331	(19,331)	—
Cumulative effect of change in Revenue Recognition accounting guidance (Note 1)	—	—	—	—	—	4,295	—	4,295
Employee stock plans	333	4	13,453	86	(5,395)	(557)	—	7,505
December 31, 2018	63,367	634	470,818	12,034	(441,668)	1,363,772	(190,500)	1,203,056
Comprehensive income	—	—	—	—	—	158,350	(19,995)	138,355
Dividends declared ($0.64 per share)	—	—	—	—	—	(32,544)	—	(32,544)
Common stock repurchases	—	—	—	900	(50,347)	—	—	(50,347)
Employee stock plans	506	5	18,464	117	(6,059)	(402)	—	12,008
December 31, 2019	63,873	639	489,282	13,051	(498,074)	1,489,176	(210,495)	1,270,528
Comprehensive income	—	—	—	—	—	63,375	88,180	151,555
Dividends declared ($0.64 per share)	—	—	—	—	—	(32,402)	—	(32,402)
Common stock repurchases	—	—	—	396	(15,550)	—	—	(15,550)
Employee stock plans	298	3	12,249	83	(3,368)	(338)	—	8,546
December 31, 2020	64,171	$642	$501,531	13,530	$(516,992)	$1,519,811	$(122,315)	$1,382,677

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

The outbreak of the COVID-19 pandemic has resulted in a substantial curtailment of business activities worldwide and has caused weakened economic conditions, both in the United States and abroad. COVID-19 has had, and may continue to have, a significant negative impact on the Company's ongoing operations and the end markets in which it serves. The Company has assessed the impacts that COVID-19 has had on its accounting estimates, assumptions and disclosures.

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

Accounts receivable: The Company records accounts receivable at net realizable value. Balances are reviewed regularly and reserves are adjusted when events or circumstances indicate carrying values may not be recoverable. Effective January 1, 2020, the Company adopted the amended guidance related to credit losses on financial instruments. See "Recently Adopted Accounting Standards" below for additional discussion regarding the application of this amended guidance.

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

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Goodwill: Goodwill represents the excess purchase cost over the fair value of net assets of companies acquired in business combinations. Goodwill is considered an indefinite-lived asset. Goodwill is subject to impairment testing in accordance with accounting standards governing such on an annual basis, in the second quarter, or more frequently if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Based on the assessment performed there was no goodwill impairment in 2020.

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

Leases: Contracts are evaluated at inception to determine whether they contain a lease. Operating lease right-of use assets (“ROUs”) and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date for operating leases with an initial term greater than 12 months. The Company recognizes lease expense for minimum lease payments on a straight line basis over the term of the lease. Certain leases provide the option to purchase the leased property and are therefore evaluated for finance lease consideration. The depreciable life of leased assets are limited by the expected term of the lease, unless there is a transfer of title or purchase option and the Company believes it is reasonably certain of exercise. The Company utilizes its incremental borrowing rate by lease term to calculate the present value of our future lease payments if an implicit rate is not specified. See Note 20.

Aerospace Aftermarket Programs: The Company participates in aftermarket RSPs under which the Company receives an exclusive right to manufacture and supply designated aftermarket parts over the life of the related aircraft engine program. As consideration, the Company has paid participation fees, which are recorded as long-lived intangible assets. The Company records amortization of the related intangible asset as sales dollars are being earned based on a proportional sales dollar method. Specifically, this method amortizes each asset as a reduction to revenue based on the proportion of sales under a program in a given period to the estimated aggregate sales dollars over the life of that program. This method reflects the pattern in which the economic benefits of the RSPs are realized.

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

The recoverability of each asset is subject to significant estimates about future revenues related to the program’s aftermarket parts and services. The Company evaluates these intangible assets for recoverability and updates amortization rates on an agreement by agreement basis for the RSPs and on an individual asset program basis for the CRPs. The assets are reviewed for recoverability periodically including whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Annually, the Company evaluates the remaining useful life of these assets to determine whether events and circumstances warrant a revision to the remaining periods of amortization. Management updates revenue projections, which includes comparing actual experience against projected revenue and industry projections. The potential exists that actual revenues will not meet expectations due to a change in market conditions including, for example, the replacement of older engines with new, more fuel-efficient engines or the Company's ability to maintain market share within the Aftermarket business. A shortfall in future revenues may indicate a triggering event requiring a write down or further evaluation of the recoverability of the assets or require the Company to accelerate amortization expense prospectively dependent on the level of the shortfall. Management considered the impacts of the COVID-19 pandemic on the broader aerospace end markets during its evaluation of these intangible assets in 2020. The Company has not identified any impairment of these assets, although changes in projected RSP and CRP revenue has impacted amortization rates that will be applied in remaining periods.

Other Intangible Assets: Other intangible assets consist primarily of the Aerospace Aftermarket programs, as discussed above, customer relationships, tradenames, patents and proprietary technology. These intangible assets, with the exception of

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
certain tradenames, have finite lives and are amortized over the periods in which they provide benefit. The Company assesses the impairment of long-lived assets, including identifiable intangible assets subject to amortization, whenever significant events or significant changes in circumstances indicate the carrying value may not be recoverable. Tradenames with indefinite lives are subject to impairment testing in accordance with accounting standards governing such on an annual basis, in the second quarter, or more frequently if an event or change in circumstances indicates that the fair value of the asset has been reduced below its carrying value. Based on the assessments performed during 2020, there were no impairments of other intangible assets. See Note 7.

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

Foreign currency: Assets and liabilities are translated at year-end rates of exchange; revenues and expenses are translated at average rates of exchange. The resulting translation gains or losses are reflected in accumulated other non-owner changes to equity within stockholders’ equity. Net foreign currency transaction losses of $1,518, $6,485 and $3,879 in 2020, 2019 and 2018, respectively, were recorded within other expense (income), net in the Consolidated Statements of Income.

Research and Development: Costs are incurred in connection with efforts aimed at discovering and implementing new knowledge that is critical to developing new products, processes or services, significantly improving existing products or services, and developing new applications for existing products and services. Research and development expenses for the creation of new and improved products, processes and services were $16,949, $15,666 and $16,193, for the years 2020, 2019 and 2018, respectively, and are included in selling and administrative expense.

Pension and Other Postretirement Benefits: The Company accounts for its defined benefit pension plans and other postretirement plans by recognizing the overfunded or underfunded status of the plans, calculated as the difference between plan assets and the projected benefit obligation related to each plan, as an asset or liability on the Consolidated Balance Sheets. Benefit costs associated with the plans primarily include current service costs, interest costs and the amortization of actuarial losses, partially offset by expected returns on plan assets, which are determined based upon actuarial valuations. Settlement and curtailment losses (gains) may also impact benefit costs. The Company regularly reviews actuarial assumptions, including discount rates and the expected return on plan assets, which are updated at the measurement date, December 31st. The impact of differences between actual results and the assumptions are generally accumulated within Other Comprehensive Income and amortized over future periods, which will affect benefit costs recognized in such periods. The Company bifurcates the components of net periodic benefit cost for pension and other postretirement plans. The service cost component of expense requires presentation with other employee compensation costs in operating income, whereas the other components of expense are reported separately outside of operating income. See Note 13.

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

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2016, the FASB amended its guidance related to credit losses on financial instruments. The amended guidance required the use of a methodology of estimation that reflects expected credit losses on certain types of financial instruments, including trade receivables, as a replacement to the current methodology, which estimates losses based on incurred credit losses. This expected credit loss methodology required that the Company consider a broader range of information when estimating credit losses on receivables. The amended guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted this amended guidance and applicable FASB updates related to the guidance during the first quarter of 2020 and it did not have a material impact on the Company's Consolidated Financial Statements.

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

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

In August 2018, the FASB amended its guidance related to disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amended requirements serve to remove, add and otherwise clarify certain existing disclosures. The amended guidance was effective for fiscal years ending after December 15, 2020. The guidance requires application on a retrospective basis to all periods presented. The Company has adopted this guidance within the Consolidated Financial Statements herein and it did not have a material impact. See Note 13.

Recently Issued Accounting Standards

In December 2019, the FASB amended its guidance related to income taxes. The amended guidance simplifies the accounting for income taxes, eliminating certain exceptions to the general income tax principles, in an effort to reduce the cost and complexity of application. The amended guidance is effective for annual periods beginning after December 15, 2020, and interim periods within those reporting periods. Early adoption is permitted in any interim or annual period. The guidance requires application on either a prospective, retrospective or modified retrospective basis, contingent on the income tax exception being applied. The Company does not expect that this amended guidance will have a material impact on its Consolidated Financial Statements.

The United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced its intent to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified the Secured Overnight Financing Rate (“SOFR”) as its preferred benchmark alternative to U.S. dollar LIBOR. Published by the Federal Reserve Bank of New York, SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. In March 2020, in response to this transition, the FASB issued guidance related to this rate reform, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued by reference rate reform, and addresses operational issues likely to arise in modifying contracts to replace discontinued reference rates with new rates. The guidance is effective through December 31, 2022. The Company’s Amended Credit Agreement and corresponding interest rate Swaps are tied to LIBOR, with each maturing in February 2026 and January 2022, respectively. The Company is evaluating the potential impact of the replacement of LIBOR, but does not anticipate a material impact on our business, financial condition, results of operations or cash flows.

2. Acquisitions

The Company acquired two businesses during the past three years. The results of operations of these acquired businesses have been included in the consolidated results from the respective acquisition dates. The purchase prices for these acquisitions have been allocated to tangible and intangible assets and liabilities of the businesses based upon estimates of their respective fair values.

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

Table of Content
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

The operating results of IGS and Gimatic have been included in the Consolidated Statements of Income since the dates of acquisition. For the year ended December 31, 2018, the Company reported $6,360 in net sales and an operating loss of $1,726 at IGS, inclusive of $2,887 of short-term purchase accounting adjustments, and $8,793 in net sales and an operating loss of $2,109 at Gimatic, inclusive of $2,707 of short-term purchase accounting adjustments. IGS and Gimatic results have been included within the Industrial segment's operating profit. The operating results of IGS and Gimatic during 2020 and 2019 have been included in the Consolidated Statements of Income.

The following table reflects the unaudited pro forma operating results (the "Pro Forma Results") of the Company for the year ended December 31, 2018, which give effect to the acquisitions of Gimatic and IGS as if they had occurred on January 1, 2017. The Pro Forma Results are based on assumptions that the Company believes are reasonable under the circumstances. The Pro Forma Results are not necessarily indicative of the operating results that would have occurred had the acquisitions been effective January 1, 2017, nor are they intended to be indicative of results that may occur in the future. The underlying Pro Forma Results include the historical financial results of the Company, Gimatic and IGS adjusted for certain items including amortization expense associated with the assets acquired and the Company’s expense related to financing arrangements, with the related tax effects. The Pro Forma Results do not include the effects of any synergies or cost reduction initiatives related to the acquisitions.

(Unaudited Pro Forma)
2018
Net Sales	$1,555,481
Net Income	171,422

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

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

The Company completed the sale of the Seeger business to KNG effective February 1, 2020. Gross proceeds received were 38,964 Euros ($42,915). The Company yielded net cash proceeds of $36,062 after consideration of cash sold and transaction costs. Resulting tax charges of $4,211 were recognized in the first quarter of 2020 following the completion of the sale. Divestiture charges of $2,466 resulted from the completion of the sale and were recorded within selling and administrative expenses on the Consolidated Statement of Income for the year ended December 31, 2020.

The Company utilized the proceeds from the sale to reduce debt under the Amended Credit Facility. Pursuant to the SPA, 6,000 Euros of the proceeds were placed in escrow and will be released through 2024, pending any potential settlement of claims. Cash related to a pending claim would remain in escrow until a final determination of the claim has been made. The Company has recorded the restricted cash in other assets as of December 31, 2020.

4. Revenue

The Company is a global provider of highly engineered products, differentiated industrial technologies, and innovative solutions, serving a wide range of end markets and customers. Its specialized products and services are used in far-reaching applications including aerospace, transportation, manufacturing, automation, healthcare, and packaging.

Revenue is recognized by the Company when control of the product or solution is transferred to the customer. Control is generally transferred when products are shipped or delivered to customers, title is transferred, the significant risks of ownership have transferred, the Company has rights to payment and the rewards of ownership pass to the customer. Customer acceptance may also be a factor in determining whether control of the product has transferred. Although revenue is generally transferred at a point in time, a certain portion of businesses with customized products or contracts in which the Company performs work on customer-owned assets requires the use of an over time recognition model as certain contracts meet one or more of the established criteria pursuant to the accounting guidance. Also, service revenue is recognized as control transfers, which is concurrent with the services being performed.

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following tables present the Company's revenue disaggregated by products and services, geographic regions and end markets, by segment:

	2020
	Industrial	Aerospace	Total Company
Product and Services
Engineered Components Products	$161,024	$—	$161,024
Molding Solutions Products	400,806	—	400,806
Force & Motion Control Products	153,397	—	153,397
Automation Products	54,892	—	54,892
Aerospace Original Equipment Manufacturer Products	—	234,578	234,578
Aerospace Aftermarket Product and Services	—	119,694	119,694
	$770,119	$354,272	$1,124,391

Geographic Regions (A)
Americas	$293,339	$257,370	$550,709
Europe	308,288	62,250	370,538
Asia	164,002	30,316	194,318
Rest of World	4,490	4,336	8,826
	$770,119	$354,272	$1,124,391

End Markets
Aerospace OEM	$11,182	$234,577	$245,759
Aerospace Aftermarket	—	119,695	119,695
Medical, Personal Care & Packaging	213,725	—	213,725
Tool and Die	81,187	—	81,187
General Industrial	192,547	—	192,547
Auto Molding Solutions	125,337	—	125,337
Auto Production	91,249	—	91,249
Automation	54,892	—	54,892
	$770,119	$354,272	$1,124,391
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

Revenue from products and services transferred to customers at a point in time accounted for approximately 85 percent of revenue for the year ended December 31, 2020 and 90 percent of revenue for the years ended December 31, 2019 and 2018. A majority of revenue within the Industrial segment and Aerospace OEM business, along with a portion of revenue within the Aerospace Aftermarket business, is recognized at a point in time, primarily when the product or solution is shipped to the customer.

Revenue from products and services transferred to customers over time accounted for approximately 15% of revenue for the year ended December 31, 2020 and 10 percent of revenue for the years ended December 31, 2019 and 2018. The Company recognizes revenue over time in instances where a contract supports a continual transfer of control to the customer. Substantially all of our revenue in the Aerospace maintenance repair and overhaul business and a portion of revenue in our Engineered Components Products, Molding Solutions Products and Aerospace Original Equipment Manufacturer Products businesses is recognized over time. Within the Molding Solutions and Aerospace Aftermarket businesses, this continual transfer of control to the customer results from repair and refurbishment work performed on customer controlled assets. With other contracts, this continual transfer of control to the customer is supported by clauses in the contract where we deliver products that do not have an alternative use and requires an enforceable right to payment of costs incurred (plus a reasonable profit) or the Company has a contractual right to complete any work in process and receive full contract price.

Performance Obligations. A performance obligation represents a promise within a contract to provide a distinct good or service to the customer. The Company accounts for a contract when it has approval and commitment from both parties, the

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

The majority of our revenues are from contracts that are less than one year, however certain Aerospace OEM and Industrial Molding Solutions business contracts extend beyond one year. In the Industrial segment, customers are typically OEMs or suppliers to OEMs and, in some businesses, distributors. In the Aerospace segment, customers include commercial airlines, OEMs and other aircraft and defense-related parts and service providers.

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
Contract Estimates. Due to the nature of the work performed in completing certain performance obligations, the estimation of both total revenue and cost at completion includes a number of variables and requires significant judgment, as described further below.

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

Estimating the total expected costs related to contracts also requires significant judgment. The Aerospace OEM business has an Estimate at Completion process in which management reviews the progress and execution of our performance obligations for significant contracts with revenue recognized under an over time model. As part of this process, management reviews information including, but not limited to, performance under the contract, progress towards completion, identified risks and opportunities, sourcing determinations and related changes in estimates of costs to be incurred. These considerations include management's judgment about the ability and cost to achieve technical requirements and other contract requirements. Management makes assumptions and estimates regarding labor efficiency, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g., to estimate increases in wages and prices for materials and related support cost allocations), execution by our subcontractors and overhead cost rates, among other variables.

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

Adjustments to net sales, cost of sales and the related impact to operating income are recognized as necessary in the period they become known. Revenue recognized from performance obligations satisfied in previous periods was not material in 2020, 2019 and 2018.

Contract Balances. The timing of revenue recognition, invoicing and cash collections affect accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets.

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unbilled Receivables (Contract Assets) - Pursuant to the over time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized when 1) the cost-to-cost method is applied and 2) such revenue exceeds the amount invoiced to the customer. Unbilled receivables are included within prepaid expenses and other current assets on the Consolidated Balance Sheets as of December 31, 2020 and 2019.

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

Net contract liabilities consisted of the following:

	December 31, 2020	December 31, 2019	$ Change	% Change
Unbilled receivables (contract assets)	$33,009	$22,444	$10,565	47%
Contract liabilities	(39,865)	(55,076)	15,211	(28)%
Net contract liabilities	$(6,856)	$(32,632)	$25,776	(79)%

Contract liabilities balances at December 31, 2020 and December 31, 2019 include $12,750 and $16,971, respectively, of customer advances for which the Company has an unconditional right to collect payment. Accounts receivable, as presented on the Consolidated Balance Sheet, includes corresponding balances at December 31, 2020 and December 31, 2019, respectively.

Changes in the net contract liabilities balance during the year ended December 31, 2020 were impacted by a $15,211 decrease in contract liabilities, driven primarily by revenue recognized in the current period, partially offset by new customer advances and deposits. Adding to this net contract liabilities decrease was a $10,565 increase in contract assets, driven primarily by contract progress (i.e. unbilled receivable), partially offset by earlier contract progress being invoiced to the customer.

The Company recognized approximately 100% of the revenue related to the contract liability balance as of December 31, 2019 during the year ended December 31, 2020 and 85% of the revenue related to the contract liability balance as of December 31, 2018 during the year ended December 31, 2019, primarily representing revenue from the sale of molds and hot runner systems within the Molding Solutions business.

Contract Costs. The Company may incur costs to fulfill a contract. Costs are incurred to develop, design and manufacture tooling to produce a customer’s customized product in conjunction with certain of its contracts, primarily in the Aerospace OEM business. For certain contracts, control related to this tooling remains with the Company. The tooling may be deemed recoverable over the life of the related customer contract (oftentimes a long-term agreement). The Company therefore capitalizes these tooling costs and amortizes them over the shorter of the tooling life or the duration of the long-term agreement. The Company may also incur costs related to the development of product designs (molds or hot runner systems) within its Molding Solutions business. Control of the design may be retained by the Company and deemed recoverable over the contract to build the systems or mold, therefore this design work cost is capitalized and amortized to cost of sales when the related revenue is recognized. Amortization related to these capitalized costs to fulfill a contract were $12,847, $14,078, and $14,988 in the years ended December 31, 2020, 2019 and 2018, respectively.

Capitalized costs, net of amortization, to fulfill a contract balances were as follows:

	December 31, 2020	December 31, 2019
Tooling	$4,976	$5,908
Design costs	2,871	3,209
	$7,847	$9,117

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Remaining Performance Obligations. The Company has elected to disclose remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations represent the transaction price of firm orders for which work has not been performed and, for Aerospace, excludes projections of components and assemblies that Aerospace OEM customers anticipate purchasing in the future under existing programs, which represent orders that are beyond lead time and do not represent performance obligations pursuant to the accounting guidance. As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $168,426. The Company expects to recognize revenue on approximately 75% of the remaining performance obligations over the next 12 months, with the remainder being recognized within 24 months. As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $234,859.

5. Inventories

Inventories at December 31 consisted of:

	2020	2019
Finished goods	$79,833	$69,594
Work-in-process	76,542	88,196
Raw materials and supplies	81,633	74,916
	$238,008	$232,706

6. Property, Plant and Equipment

Property, plant and equipment, net, at December 31 consisted of:

	2020	2019
Land	$19,182	$17,644
Buildings	194,936	178,657
Machinery and equipment	696,260	644,339
	910,378	840,640
Less accumulated depreciation	(539,431)	(484,037)
	$370,947	$356,603

Depreciation expense was $46,590, $47,552 and $48,914 during 2020, 2019 and 2018, respectively.

7. Goodwill and Other Intangible Assets

Goodwill: The following table sets forth the change in the carrying amount of goodwill for each reportable segment and the Company:

	Industrial	Aerospace	Total Company
January 1, 2019	$924,738	$30,786	$955,524
Acquisition-related	5,841	—	5,841
Reclassified to assets held for sale (see Note 3)	(15,000)	—	(15,000)
Foreign currency translation	(13,343)	—	(13,343)
December 31, 2019	902,236	30,786	933,022
Foreign currency translation	78,558	—	78,558
December 31, 2020	$980,794	$30,786	$1,011,580

Of the $1,011,580 of goodwill at December 31, 2020, $43,860 represents the original tax deductible basis.

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The acquisition-related changes recorded at Industrial during 2019 include final purchase accounting adjustments of $5,841 of goodwill resulting from the acquisition of Gimatic. See Note 2.

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

    Other Intangible Assets: Other intangible assets at December 31 consisted of:

		2020		2019
	Range of Life-Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue Sharing Programs	Up to 30	$299,500	$(143,209)	$299,500	$(135,466)
Component Repair Programs	Up to 30	111,839	(30,869)	111,839	(27,270)
Customer relationships	10-16	338,366	(118,752)	338,366	(98,953)
Patents and technology	4-11	123,433	(77,311)	123,433	(68,188)
Trademarks/trade names	10-30	10,949	(10,377)	10,949	(10,145)
Other	Up to 15	10,746	(4,580)	10,746	(4,014)
		894,833	(385,098)	894,833	(344,036)
Unamortized intangible asset:
Trade names		55,670	—	55,670	—

Foreign currency translation		(1,273)	—	(25,351)	—
Other intangible assets		$949,230	$(385,098)	$925,152	$(344,036)

The Company has entered into a number of aftermarket RSP and CRP agreements each of which is with our customer, General Electric ("GE"). See Note 1 for a further discussion of these programs. As of December 31, 2020, the Company has made all required payments under the RSP and CRP agreements.
Amortization of intangible assets for the years ended December 31, 2020, 2019 and 2018 was $41,066, $51,502 and $45,220, respectively. Estimated amortization of intangible assets for future periods is as follows: 2021 - $42,000; 2022- $42,000; 2023 - $43,000; 2024 - $43,000 and 2025 - $44,000.

8. Accrued Liabilities

Accrued liabilities at December 31 consisted of:

	2020	2019
Payroll and other compensation	$26,834	$39,293
Contract liabilities	39,865	55,076
Pension and other postretirement benefits	6,318	8,044
Accrued income taxes	31,883	41,706
Lease liability	11,707	10,751
Business reorganizations (Note 10)	13,151	—
Other	48,802	55,122
	$178,560	$209,992

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
9. Debt and Commitments

Long-term debt and notes and overdrafts payable at December 31 consisted of:

	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit agreement	$593,622	$601,936	$720,379	$737,816
3.97% Senior Notes	100,000	109,151	100,000	104,151
Borrowings under lines of credit and overdrafts	2,115	2,115	7,724	7,724
Finance leases	8,268	8,650	6,266	6,515
Other foreign bank borrowings	254	257	406	410
	704,259	722,109	834,775	856,616
Less current maturities	(4,391)		(9,758)
Long-term debt	$699,868		$825,017

The Company’s long-term debt portfolio consists of fixed-rate and variable-rate instruments and is managed to reduce the overall cost of borrowing and to mitigate fluctuations in interest rates. Among other things, interest rate fluctuations impact the market value of the Company’s fixed-rate debt.

In February 2017, the Company and certain of its subsidiaries entered into a fourth amendment to its fifth amended and restated revolving credit agreement (the “Fourth Amendment”) and retained Bank of America, N.A. ("Bank of America") as the Administrative Agent for the lenders. The $850,000 facility was scheduled to mature in February 2022. The Fourth Amendment also increased the previous accordion feature from $250,000, allowing the Company to request additional borrowings of up to $350,000. The Company may exercise the accordion feature upon request to the Administrative Agent as long as an event of default has not occurred or is not continuing. The borrowing availability of $850,000, pursuant to the terms of the Fourth Amendment, allows for multi-currency borrowing which includes Euro, British pound sterling or Swiss franc borrowing, up to $600,000. In September 2018, the Company and one of its wholly owned subsidiaries entered into a Sale and Purchase Agreement to acquire Gimatic S.r.l (the "Acquisition"). See Note 2 of the Consolidated Financial Statements. In conjunction with the Acquisition, the Company requested additional borrowings of $150,000 that was provided for under the existing accordion feature. The Administrative Agent for the lenders approved the Company's access to the accordion feature and on October 19, 2018 the lenders formally committed the capital to fund such feature, resulting in the execution of the fifth amendment to the Amended Credit Agreement (the "Fifth Amendment"). The Fifth Amendment, effective October 19, 2018, thereby increased the borrowing availability of the existing facility to $1,000,000. The Company may also request access to the residual $200,000 of the accordion feature. Depending on the Company’s consolidated leverage ratio, and at the election of the Company, borrowings under the Amended Credit Agreement will bear interest at either LIBOR plus a margin of between 1.10% and 1.70% or the base rate, as defined in the Amended Credit Agreement, plus a margin of 0.10% to 0.70%. Multi-currency borrowings, pursuant to the Amended Credit Agreement, bear interest at their respective interbank offered rate (i.e. Euribor) or 0.00% (higher of the two rates) plus a margin of between 1.10% and 1.70%. The Company paid fees and expenses of $529 and $2,542 in 2018 and 2017, respectively, in conjunction with executing amendments to the Amended Credit Agreement; such fees have been deferred within Other Assets on the accompanying Consolidated Balance Sheets and are being amortized into interest expense on the accompanying Consolidated Statements of Income through its maturity. Cash used to pay these fees has been recorded through other financing activities on the Consolidated Statements of Cash Flows.

In October 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, as purchasers, for the issuance of $$100,000 aggregate principal amount of 3.97% senior notes due October 17, 2024 (the “3.97% Senior Notes”). The 3.97% Senior Notes are senior unsecured obligations of the Company and pay interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Senior Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Senior Notes in an amount equal to 100% of the principal amount of the 3.97% Senior Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The fair value of the 3.97% Senior Notes was determined using the US Treasury yield and a long-term credit spread for similar types of borrowings, which represent Level 2 observable inputs.

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company's borrowing capacity remains limited by various debt covenants in the Fourth Amendment of the Amended Credit Agreement and the Note Purchase Agreement (the "Agreements"). The Agreements require the Company to maintain a ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, of not more than 3.25 times ("Senior Debt Ratio"), a ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA of not more than 3.75 times ("Total Debt Ratio") and a ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25, in each case at the end of each fiscal quarter; provided that the debt to EBITDA ratios are permitted to increase for a period of four fiscal quarters after the closing of certain permitted acquisitions. A permitted acquisition is defined as an acquisition exceeding $150,000, for which the acquisition of Gimatic on October 31, 2018 qualified. With the completion of a permitted acquisition, the Senior Debt Ratio cannot exceed 3.50 times and the Total Debt Ratio cannot exceed 4.25 times. The increased ratios were allowed for a period of four fiscal quarters subsequent to the close of the permitted acquisition and therefore expired in the fourth quarter of 2019.

On October 8, 2020, the Company entered into the sixth amendment to the Amended Credit Agreement with Bank of America (the “Sixth Amendment”) and the first amendment to the Note Purchase Agreement with New York Life (the “First NPA Amendment”). The Sixth Amendment and the First NPA Amendment provided for an increase in the Company’s maximum ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, from 3.25 times (or, if a certain permitted acquisition above $150,000 is consummated, 3.50 times) to 3.75 times in each case at the end of the four fiscal quarters, beginning with December 31, 2020, and regardless of whether a permitted acquisition, as defined, is consummated, providing additional financing flexibility and access to liquidity. Additionally, the Sixth Amendment requires the Company to maintain a maximum ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA, of not more than 3.75 times in each case at the end of the four fiscal quarters, beginning with December 31, 2020, and regardless of whether a permitted acquisition, as defined, is consummated. Furthermore, the First NPA Amendment provides for (i) adjustments to the ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA, as defined, to conform to a more restrictive total leverage ratio that may be required under the Amended Credit Agreement, (ii) an increase in the amount of allowable add-back for restructuring charges when calculating Consolidated EBITDA from $15,000 to $25,000 and (iii) a required fee payment equal to 0.50% per annum times the daily outstanding principal amount of the note during each of the four fiscal quarters, following the quarter ended December 31, 2020, if the Company’s Senior Leverage Ratio, as defined, exceeds 3.25 times. In October 2020, the Company paid fees and expenses of $1,384 in conjunction with executing the Amendments; such fees have been deferred within Other Assets on the accompanying Consolidated Balance Sheet and are being amortized into interest expense on the Consolidated Statements of Income.

At December 31, 2020, the Company was in compliance with all applicable covenants. The Company anticipates continued compliance in each of the next four quarters. The Company's most restrictive financial covenant is the Senior Debt Ratio, which required the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.75 times at December 31, 2020. The actual ratio at December 31, 2020 was 3.05 times, as defined.

Borrowings and availability under the Sixth Amendment were $593,622 and $406,378, respectively, at December 31, 2020 and borrowings and availability under the Fifth Amendment were $720,379 and $279,621, respectively, at December 31, 2019, subject to covenants in the Company's revolving debt agreements. At December 31, 2020, additional borrowings of $161,521 million of Total Debt (including $161,521 million of Senior Debt) would have been allowed under the financial covenants. The average interest rate on these borrowings was 1.42% and 1.76% on December 31, 2020 and 2019, respectively. Borrowings included Euro-denominated borrowings of 344,450 Euros ($423,622) at December 31, 2020 and 504,690 Euros ($565,379) at December 31, 2019. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings. In 2019 and 2018, the Company borrowed 44,100 Euros ($49,506) and 179,000 Euros ($208,589), respectively, under the respective Amendments through an international subsidiary. The proceeds were distributed to the Parent Company and subsequently used to pay down U.S. borrowings under the respective Amendments.

On February 10, 2021, the Company and certain of its subsidiaries entered into the sixth amended and restated senior unsecured revolving credit agreement (the "Amended Credit Agreement") and retained Bank of America, N.A. as the Administrative Agent for the lenders. The Amended Credit Agreement maintains the $1,000,000 of availability within the facility, while increasing the available borrowings under the accordion feature from $200,000 to $250,000 (aggregate availability of $1,250,000) and extends the maturity date through February 2026. The Amended Credit Agreement also adjusts the interest rate to either LIBOR plus a margin of 1.175% to 1.775% or the base rate, as defined in the Amended Agreement, plus a margin of 0.175% and 0.775%, depending on the Company's leverage ratio at the time of the borrowing. Multi-currency borrowings, pursuant to the Amended Credit Agreement, bear interest at their respective interbank offered rate (i.e. Euribor) or 0.00% (higher of the two rates) plus a margin of between 1.175% to 1.775%. As with the earlier facility, the Company's

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
borrowing capacity is limited by various debt covenants in the Amended Credit Agreement, as described further below. The Amended Credit Agreement requires the Company to maintain a Senior Debt Ratio of not more than 3.75 times at the end of each fiscal quarter ending on or before September 30, 2021, after which the ratio will revert to 3.25 times (or, if a permitted acquisition above $150,000 is consummated, 3.50 times at the end of each of the first four fiscal quarters ending after the consummation of any such acquisition). In addition, the Amended Credit Agreement requires the Company to maintain a Total Debt Ratio of not more than 3.75 for each fiscal quarter (or, if a permitted acquisition above $150,000 is consummated, 4.25 times at the end of each of the first four fiscal quarters ending after the consummation of any such acquisition, however, such increase in the ratio will not be effective during any period prior to October 1, 2021). A ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25, is required at the end of each fiscal quarter. The Company paid fees and expenses of $4,279 in conjunction with executing the Amended Credit Agreement; such fees will be deferred within Other assets on the Consolidated Balance and will be amortized into interest expense on the Consolidated Statements of Income through its maturity.

In addition, the Company has approximately $83,000 in uncommitted short-term bank credit lines ("Credit Lines") and overdraft facilities. The Credit Lines are accessed locally and are available primarily within the U.S., Europe and Asia. The Credit Lines are subject to the applicable borrowing rates within each respective country and vary between jurisdictions (i.e. LIBOR, Euribor, etc.). Under the Credit Lines, $2,100 was borrowed at December 31, 2020 at an average interest rate of 1.10% and $7,700 was borrowed at December 31, 2019 at an average interest rate of 2.38%. The Company had also borrowed $15 and $24 under the overdraft facilities at December 31, 2020 and 2019, respectively. Repayments under the Credit Lines are due within one month after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.
The Company also has several finance leases under which $8,268 and $6,266 was outstanding at December 31, 2020 and December 31, 2019, respectively. The fair value of the finance leases are based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

At December 31, 2020 and 2019, the Company also had other foreign bank borrowings of $254 and $406, respectively. The fair value of the foreign bank borrowings was based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

Long-term debt and notes payable as of December 31, 2020 are payable as follows: $4,391 in 2021, $595,642 in 2022, $1,416 in 2023, $101,858 in 2024, $560 in 2025 and $392 thereafter. The amount payable under the revolving credit agreement at December 31, 2020 is included in 2022 based on the maturity date of the Sixth Amendment. As described above, the Company and certain of its subsidiaries entered into the sixth amended and restated senior unsecured revolving credit agreement on February 10, 2021 which extended the maturity date of borrowings under the revolving credit agreement through February 2026.

In addition, the Company had unused letters of credit totaling $8,757 at December 31, 2020.

Interest paid was $15,088, $20,248 and $16,678 in 2020, 2019 and 2018, respectively. Interest capitalized was $348, $498 and $544 in 2020, 2019 and 2018, respectively, and is being depreciated over the lives of the related fixed assets.

10. Business Reorganizations

    In June 2020, the Company announced restructuring and workforce reduction actions ("Actions") to be implemented across its businesses and functions in response to the macroeconomic disruption in global industrial and aerospace end-markets arising from COVID-19. A resulting pre-tax charge of $19,116 was recorded, primarily related to employee severance and other termination benefits, with the amounts expected to be paid by the end of 2021. The Actions were substantially complete as of December 31, 2020 and reduced the Company’s global workforce by approximately 8%. A corresponding liability of $13,151, per below, was included within accrued liabilities as of December 31, 2020. The Company expects to incur additional costs of approximately $1,000 in the first half of 2021 related to the Actions. The employee termination costs are recorded primarily within Selling and Administrative Expenses in the accompanying Consolidated Statements of Income. Of the aggregate charges recorded, $2,251 is reflected within the results of the Aerospace segment, $15,907 is reflected within the results of the Industrial segment and $958 of pension curtailment and settlement losses is included in Other expense (income), net.

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the change in the liability related to these actions:

December 31, 2019	$—
Employee severance and other termination benefits	17,413
Payments	(4,262)
December 31, 2020	$13,151

11. Derivatives

The Company has manufacturing and sales facilities around the world and thus makes investments and conducts business transactions denominated in various currencies. The Company is also exposed to fluctuations in interest rates and commodity price changes. These financial exposures are monitored and managed by the Company as an integral part of its risk management program.

Financial instruments have been used by the Company to hedge its exposure to fluctuations in interest rates. The Company entered into an interest rate swap agreement (the "Swap") on April 28, 2017 with one bank, which converts the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The Swap expires on January 31, 2022. The Swap was accounted for as a cash flow hedge. The Swap remained in place at December 31, 2020.

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

The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. Other financing cash flows during the years ended December 31, 2020, 2019 and 2018, as presented on the Consolidated Statements of Cash Flows, include $(5,587), $7,538 and $10,813, respectively, of net cash (proceeds) payments related to the settlement of foreign currency hedges related to intercompany financing.

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table sets forth the fair value amounts of derivative instruments held by the Company:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2020	December 31, 2019	Balance Sheet Location	December 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$—	$—	Other liabilities	$(1,977)	$(820)
Foreign exchange contracts	Prepaid expenses and other current assets	908	700	Accrued liabilities	—	—
Total derivatives designated as hedging instruments		908	700		(1,977)	(820)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	734	1,375	Accrued liabilities	(11)	(1)
Total derivatives not designated as hedging instruments		734	1,375		(11)	(1)

Total derivatives		$1,642	$2,075		$(1,988)	$(821)

The following table sets forth the effect of hedge accounting on accumulated other comprehensive (loss) income for the twelve month periods ended December 31, 2020, 2019 and 2018:

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Twelve Months Ended December 31,				Twelve Months Ended December 31,
Derivatives in Hedging Relationships	2020	2019	2018		2020	2019	2018
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$(882)	$(1,702)	$578	Interest expense	$(1,321)	$347	$(277)
Foreign exchange contracts	240	753	95	Net sales	(11)	(956)	(1,116)
Total	$(642)	$(949)	$673		$(1,332)	$(609)	$(1,393)

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the effect of hedge accounting on the consolidated statements of income for the twelve month periods ended December 31, 2020, 2019 and 2018:

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Twelve Months Ended December 31,
	2020		2019		2018
	Net sales	Interest expense	Net sales	Interest expense	Net sales	Interest expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of hedges are recorded	$1,124,391	$15,944	$1,491,118	$20,629	$1,495,889	$16,841
The effects of hedging:
Gain (Loss) on cash flow hedging relationships
Interest rate contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income		(1,321)		347		(277)
Foreign exchange contracts
Amount of loss reclassified from accumulated other comprehensive income (loss) into income	(11)		(956)		(1,116)

The following table sets forth the effect of derivatives not designated as hedging instruments on the consolidated statements of income for the twelve month periods ended December 31, 2020, 2019 and 2018:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative(A)
		Twelve Months Ended December 31,
Derivatives Not Designated as Hedging Instruments		2020	2019	2018
Foreign exchange contracts	Other expense (income), net	$5,631	$(8,250)	$(12,162)

(A) During 2020 and 2018, such gains (losses) were substantially offset by net losses (gains) recorded on the underlying hedged asset or liability (the "underlying"). During 2019, approximately half of the loss recognized was offset by a net gain recorded on the underlying. Offsetting net gains or losses on the underlying are also recorded in other expense (income), net.

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

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table provides the assets and liabilities reported at fair value and measured on a recurring basis as of December 31, 2020 and 2019:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2020
Asset derivatives	$1,642	$—	$1,642	$—
Liability derivatives	(1,988)	—	(1,988)	—
Bank acceptances	13,267	—	13,267	—
Rabbi trust assets	3,233	3,233	—	—
	$16,154	$3,233	$12,921	$—
December 31, 2019
Asset derivatives	$2,075	$—	$2,075	$—
Liability derivatives	(821)	—	(821)	—
Bank acceptances	14,460	—	14,460	—
Rabbi trust assets	2,947	2,947	—	—
	$18,661	$2,947	$15,714	$—

The derivative contracts are valued using observable current market information as of the reporting date such as the prevailing LIBOR-based interest rates and foreign currency spot and forward rates. Bank acceptances represent financial instruments accepted from certain China-based customers in lieu of cash paid on receivables, generally range from 3 to 6 months in maturity and are guaranteed by banks. The carrying amounts of the bank acceptances, which are included within prepaid expenses and other current assets, approximate fair value due to their short maturities. The fair values of rabbi trust assets are based on quoted market prices from various financial exchanges. For disclosures of the fair values of the Company’s pension plan assets, see Note 13.
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

The Company has various defined contribution plans, the largest of which is its Retirement Savings Plan. Most U.S. salaried and non-union hourly employees are eligible to participate in this plan. See Note 18 for further discussion of the Retirement Savings Plan. The Company also maintains various other defined contribution plans which cover certain other employees. Company contributions under certain of these plans are based on the performance of the business units and employee compensation. Contribution expense under these other defined contribution plans was $5,301, $6,874 and $6,921 in 2020, 2019 and 2018, respectively.

Defined benefit pension plans in the U.S. cover a majority of the Company’s U.S. employees at the Associated Spring and Force & Motion Control businesses of Industrial, certain former U.S. employees, including retirees, and a portion of employees at the Company’s Corporate Office. Employees at certain international businesses within Industrial are also covered by defined benefit pension plans. Plan benefits for salaried and non-union hourly employees are based on years of service and average salary. Plans covering union hourly employees provide benefits based on years of service. The Company funds U.S. pension costs in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Non-U.S. defined benefit pension plans cover certain employees of certain international locations in Europe and Canada.

The Company provides other medical, dental and life insurance postretirement benefits for certain of its retired employees in the U.S. and Canada. It is the Company’s practice to fund these benefits as incurred.

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The accompanying balance sheets reflect the funded status of the Company’s defined benefit pension plans at December 31, 2020 and 2019. Reconciliations of the obligations and funded status of the plans follow:

	2020			2019
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Benefit obligation, January 1	$430,625	$87,031	$517,656	$388,334	$79,307	$467,641
Service cost	4,134	2,135	6,269	3,715	1,710	5,425
Interest cost	14,015	1,069	15,084	16,628	1,611	18,239
Amendments	—	1,014	1,014	240	(934)	(694)
Actuarial loss	37,709	2,812	40,521	46,662	11,843	58,505
Benefits paid	(25,049)	(3,422)	(28,471)	(24,954)	(4,026)	(28,980)
Transfers in	—	767	767	—	2,165	2,165
Plan curtailments	(138)	—	(138)	—	—	—
Plan settlements	—	(2,165)	(2,165)	—	(1,582)	(1,582)
Participant contributions	—	1,127	1,127	—	1,131	1,131
Foreign exchange rate changes	—	6,140	6,140	—	1,975	1,975
Reclassified to liabilities held for sale (see Note 3)	—	—	—	—	(6,169)	(6,169)
Benefit obligation, December 31	461,296	96,508	557,804	430,625	87,031	517,656
Fair value of plan assets, January 1	380,242	82,265	462,507	322,615	73,607	396,222
Actual return on plan assets	55,813	3,849	59,662	64,681	6,992	71,673
Company contributions	2,892	1,545	4,437	17,900	1,808	19,708
Participant contributions	—	1,127	1,127	—	1,131	1,131
Benefits paid	(25,049)	(3,422)	(28,471)	(24,954)	(4,026)	(28,980)
Plan settlements	—	(2,165)	(2,165)	—	(1,582)	(1,582)
Transfers in	—	767	767	—	2,165	2,165
Foreign exchange rate changes	—	4,914	4,914	—	2,170	2,170
Fair value of plan assets, December 31	413,898	88,880	502,778	380,242	82,265	462,507
Underfunded status, December 31	$(47,398)	$(7,628)	$(55,026)	$(50,383)	$(4,766)	$(55,149)

Benefit obligations increased in 2020 and 2019 primarily due to increases in actuarial losses, resulting largely from declines in discount rates, and interests costs, partially offset by the payment of benefits to plan participants.

Projected benefit obligations related to pension plans with benefit obligations in excess of plan assets follow:

	2020			2019
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Projected benefit obligation	$352,062	$52,481	$404,543	$334,808	$46,256	$381,064
Fair value of plan assets	298,966	34,947	333,913	282,213	31,248	313,461

Information related to pension plans with accumulated benefit obligations in excess of plan assets follows:

	2020			2019
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Accumulated benefit obligation	$340,158	$52,357	$392,515	$322,999	$52,202	$375,201
Fair value of plan assets	298,966	34,947	333,913	282,213	31,248	313,461

The accumulated benefit obligation for all defined benefit pension plans was $545,918 and $511,977 at December 31, 2020 and 2019, respectively.

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Amounts related to pensions recognized in the accompanying balance sheets consist of:

	2020			2019
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Other assets	$5,698	$9,906	$15,604	$2,212	$10,242	$12,454
Accrued liabilities	3,204	—	3,204	2,977	—	2,977
Accrued retirement benefits	49,892	17,534	67,426	49,618	15,008	64,626
Accumulated other non-owner changes to equity, net	(118,951)	(19,132)	(138,083)	(122,109)	(18,859)	(140,968)

Amounts related to pensions recognized in accumulated other non-owner changes to equity, net of tax, at December 31, 2020 and 2019, respectively, consist of:

	2020			2019
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Net actuarial loss	$(117,409)	$(18,687)	$(136,096)	$(119,908)	$(19,190)	$(139,098)
Prior service costs	(1,542)	(445)	(1,987)	(2,201)	331	(1,870)
	$(118,951)	$(19,132)	$(138,083)	$(122,109)	$(18,859)	$(140,968)

The accompanying balance sheets reflect the underfunded status of the Company’s other postretirement benefit plans at December 31, 2020 and 2019. Reconciliations of the obligations and underfunded status of the plans follow:

	2020	2019
Benefit obligation, January 1	$33,239	$33,076
Service cost	81	70
Interest cost	1,041	1,345
Actuarial loss	950	380
Benefits paid	(3,203)	(2,917)
Participant contributions	960	1,246
Foreign exchange rate changes	36	39
Benefit obligation, December 31	33,104	33,239
Fair value of plan assets, January 1	—	—
Company contributions	2,243	1,671
Participant contributions	960	1,246
Benefits paid	(3,203)	(2,917)
Fair value of plan assets, December 31	—	—
Underfunded status, December 31	$33,104	$33,239

Benefit obligations remained flat in 2020 and 2019 as benefit payments offset an increase in actuarial losses, driven by declines in the discount rate, and interest cost.

Amounts related to other postretirement benefits recognized in the accompanying balance sheets consist of:

	2020	2019
Accrued liabilities	$3,114	$5,067
Accrued retirement benefits	29,990	28,172
Accumulated other non-owner changes to equity, net	(4,036)	(3,079)

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Amounts related to other postretirement benefits recognized in accumulated other non-owner changes to equity, net of tax, at December 31, 2020 and 2019 consist of:

	2020	2019
Net actuarial loss	$(3,979)	$(2,981)
Prior service loss	(57)	(98)
	$(4,036)	$(3,079)

The sources of changes in accumulated other non-owner changes to equity, net, during 2020 were:

	Pension	Other Postretirement Benefits
Prior service cost	$(808)	$—
Net loss	(7,984)	(1,000)
Amortization of prior service costs	628	21
Amortization of actuarial loss	10,925	27
Divestiture (see Note 3)	1,347	—
Foreign exchange rate changes	(1,223)	(5)
	$2,885	$(957)

Weighted-average assumptions used to determine benefit obligations as of December 31, are:

	2020	2019
U.S. plans:
Discount rate	2.65%	3.40%
Increase in compensation	2.56%	2.56%
Non-U.S. plans:
Discount rate	0.83%	1.26%
Increase in compensation	2.75%	2.72%
Interest crediting rate	1.34%	1.72%

The investment strategy of the plans is to generate a consistent total investment return sufficient to pay present and future plan benefits to retirees, while minimizing the long-term cost to the Company. Target allocations for asset categories are used to earn a reasonable rate of return, provide required liquidity and minimize the risk of large losses. Targets may be adjusted, as necessary, to reflect trends and developments within the overall investment environment. The weighted-average target investment allocations by asset category were as follows during 2020: 65% in equity securities and 35% in fixed income securities, including cash.

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The fair values of the Company’s pension plan assets at December 31, 2020 and 2019, by asset category are as follows:

		Fair Value Measurements Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Cash and short-term investments	$3,678	$3,678	$—	$—
Equity securities:
U.S. large-cap	44,693	—	44,693	—
U.S. mid-cap	20,346	20,346	—	—
U.S. small-cap	19,422	19,422	—	—
International equities	153,315	—	153,315	—
Global equity	55,552	55,552	—	—
Fixed income securities:
U.S. bond funds	125,309	—	125,309	—
International bonds	77,221	—	77,221	—
Other	3,242	—	—	3,242
	$502,778	$98,998	$400,538	$3,242
December 31, 2019
Cash and short-term investments	3,737	3,737	—	—
Equity securities:
U.S. large-cap	40,538	—	40,538	—
U.S. mid-cap	17,744	17,744	—	—
U.S. small-cap	16,116	16,116	—	—
International equities	146,013	—	146,013	—
Global equity	51,037	51,037	—	—
Fixed income securities:
U.S. bond funds	124,429	—	124,429	—
International bonds	60,050	—	60,050	—
Other	2,843	—	—	2,843
	$462,507	$88,634	$371,030	$2,843

The fair values of the Level 1 assets are based on quoted market prices from various financial exchanges. The fair values of the Level 2 assets are based primarily on quoted prices in active markets for similar assets or liabilities. The Level 2 assets are comprised primarily of commingled funds and fixed income securities. Commingled equity funds are valued at their net asset values based on quoted market prices of the underlying assets. Fixed income securities are valued using a market approach which considers observable market data for the underlying asset or securities. The Level 3 assets relate to a defined benefit plan within the Molding Solutions business. These pension assets are fully insured and have been estimated based on accrued pension rights and actuarial rates. These pension assets are limited to fulfilling the Company's pension obligations.

The Company expects to contribute approximately $4,692 to the pension plans in 2021. No contributions to the U.S. Qualified pension plans, specifically, are required, and the Company does not currently plan to make any discretionary contributions to such plans in 2021.

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following are the estimated future net benefit payments, which include future service, over the next 10 years:

	Pensions	Other Postretirement Benefits
2021	$29,590	$3,114
2022	29,531	2,888
2023	29,650	2,681
2024	29,505	2,499
2025	29,167	2,342
Years 2026-2030	146,049	9,782
Total	$293,492	$23,306

Pension and other postretirement benefit costs consist of the following:

	Pensions			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Service cost	$6,269	$5,425	$5,961	$81	$70	$85
Interest cost	15,084	18,239	17,383	1,041	1,345	1,358
Expected return on plan assets	(29,698)	(29,425)	(29,900)	—	—	—
Amortization of prior service cost	359	404	560	27	25	20
Recognized losses	13,626	8,889	11,628	35	13	561
Curtailment loss	484	—	—	—	—	—
Settlement loss	549	340	—	—	—	—
Net periodic benefit cost	$6,673	$3,872	$5,632	$1,184	$1,453	$2,024

The curtailment loss of $484 and a majority of the settlement loss of $549 in 2020 relate to the restructuring and workforce reduction actions that were taken during the current period. See Note 10.

The components of net periodic benefit cost other than service cost are included in Other Expense (Income) on the Consolidated Statements of Income.
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, are:

	2020	2019	2018
U.S. plans:
Discount rate	3.40%	4.40%	3.90%
Long-term rate of return	7.75%	7.75%	7.75%
Increase in compensation	2.56%	2.56%	2.56%
Non-U.S. plans:
Discount rate	1.28%	2.07%	1.90%
Long-term rate of return	3.02%	3.90%	4.09%
Increase in compensation	2.75%	2.72%	2.17%
Interest crediting rate	1.34%	1.03%	1.03%

The expected long-term rate of return is based on consideration of projected rates of return and the historical rates of return of published indices that reflect the plans’ target asset allocation.

The Company’s accumulated postretirement benefit obligations, exclusive of pensions, take into account certain cost-sharing provisions. The annual rate of increase in the cost of covered benefits (i.e., health care cost trend rate) is assumed to be

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5.70% and 6.24% at December 31, 2020 and 2019, respectively, decreasing gradually to a rate of 4.50% by December 31, 2038.
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

Contributions related to the individually insignificant multi-employer plans, as disclosure is required pursuant to the applicable accounting standards, are as follows:

	Contributions by the Company
Pension Fund:	2020	2019	2018
Swedish Pension Plan	783	$754	$792
Total Contributions	$783	$754	$792

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

Refer to Note 18 for a description of the Company’s stock-based compensation plans and their general terms. As of December 31, 2020, incentives have been awarded in the form of performance share awards and restricted stock unit awards (collectively, “Rights”) and stock options. The Company has elected to use the straight-line method to recognize compensation costs. Stock options and awards typically vest over a period ranging from six months to five years. The maximum term of stock option awards is 10 years. Upon exercise of a stock option or upon vesting of Rights, shares may be issued from treasury shares held by the Company or from authorized shares.

During 2020, 2019 and 2018, the Company recognized $10,300, $13,306, and $12,158 respectively, of stock-based compensation cost and $2,198, $2,805, and $2,613 respectively, of related tax benefits in the accompanying consolidated statements of income. Additionally, the Company recognized excess tax (expense) benefits in the tax provision of $(579), $1,952 and $1,687 in 2020, 2019 and 2018, respectively. The Company has realized all available tax benefits related to deductions from excess stock awards exercised or restricted stock unit awards and performance share awards vested. At December 31, 2020, the Company had $13,894 of unrecognized compensation costs related to unvested awards which are expected to be recognized over a weighted average period of 1.95 years.

The following table summarizes information about the Company’s stock option awards during 2020:

	Number of Shares	Weighted-Average Exercise Price
Outstanding, January 1, 2020	620,285	$45.35
Granted	107,924	64.65
Exercised	(55,895)	28.55
Forfeited	(26,709)	63.26
Outstanding, December 31, 2020	645,605	49.29

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes information about stock options outstanding at December 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Life (Years)	Average Exercise Price	Number of Shares	Average Exercise Price
$20.69 to $26.59	11,600	1.24	$24.93	11,600	$24.93
$30.71 to $36.31	197,905	4.72	33.49	197,905	33.49
$37.13 to $47.04	124,423	5.78	45.52	118,999	45.90
$58.92 to $59.46	124,194	7.23	59.26	71,992	59.25
$60.72 to $66.10	187,483	8.29	63.38	45,420	61.49

The Company received cash proceeds from the exercise of stock options of $1,596, $5,029 and $673 in 2020, 2019 and 2018, respectively. The total intrinsic value (the amount by which the stock price exceeds the exercise price of the option on the date of exercise) of the stock options exercised during 2020, 2019 and 2018 was $781, $5,324 and $1,589, respectively.

The weighted-average grant date fair value of stock options granted in 2020, 2019 and 2018 was $14.69, $14.04 and $12.80, respectively. The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2020	2019	2018
Risk-free interest rate	1.45%	2.43%	2.60%
Expected life (years)	5.5	5.5	5.3
Expected volatility	26.0%	25.0%	24.1%
Expected dividend yield	1.25%	1.43%	1.74%

The risk-free interest rate is based on the term structure of interest rates at the time of the option grant. The expected life represents an estimate of the period of time that options are expected to remain outstanding. Assumptions of expected volatility of the Company’s common stock and expected dividend yield are estimates of future volatility and dividend yields based on historical trends.

The following table summarizes information about stock options outstanding that are expected to vest and stock options outstanding that are exercisable at December 31, 2020:

Options Outstanding, Expected to Vest				Options Outstanding, Exercisable
Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term (Years)	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term (Years)
636,577	$49.29	$4,285	6.38	445,916	$43.59	$4,273	5.43

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes information about the Company’s Rights during 2020:

	Service Based Rights		Service and Performance Based Rights		Service and Market Based Rights
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Outstanding, January 1, 2020	256,187	$51.33	141,244	$56.58	90,327	$85.21
Granted	97,842	45.79	56,249	29.86	28,125	104.35
Forfeited	(24,037)	71.43	(11,174)	42.52	(6,347)	103.26
Additional Earned	—	—	39,029	47.11	15,271	73.29
Issued	(102,567)	41.86	(76,922)	47.11	(53,163)	73.29
Outstanding, December 31, 2020	227,425		148,426		74,213

The Company granted 97,842 restricted stock unit awards and 84,374 performance share awards in 2020. All of the restricted stock unit awards vest upon meeting certain service conditions. "Additional Earned" reflects performance share awards earned above target that have been issued. The performance share awards are part of the long-term Performance Share Award Program (the "Awards Program"), which is designed to assess the long-term Company performance relative to the performance of companies included in the Russell 2000 Index or to pre-established goals. The performance goals are independent of each other and based on equally weighted metrics. For awards granted in 2020, 2019 and 2018, the metrics included the Company's total shareholder return ("TSR"), operating income before depreciation and amortization growth ("EBITDA growth") and return on invested capital ("ROIC"). The TSR and EBITDA growth metrics are designed to assess the long-term Company performance relative to the performance of companies included in the Russell 2000 Index over a three year period. ROIC is designed to assess the Company’s performance compared to pre-established goals over a three year performance period. The participants can earn from zero to 250% of the target award and the award includes a forfeitable right to dividend equivalents, which are not included in the aggregate target award numbers. Compensation expense for the awards is recognized over the three year service period based upon the value determined under the intrinsic value method for EBITDA growth and ROIC portions of the award and the Monte Carlo simulation valuation model for the TSR portion of the award since it contains a market condition. The assumptions used to determine the weighted-average fair values of the market based portion of the 2020 awards include a 1.42% risk-free interest rate and a 26.70% expected volatility rate.

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

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
15. Income Taxes

The components of Income from continuing operations before income taxes and Income taxes follow:

	2020	2019	2018
Income from continuing operations before income taxes:
U.S.	$(21,538)	$2,424	$(10,719)
International	123,033	204,420	218,214
Income from continuing operations before income taxes	$101,495	$206,844	$207,495
Income tax provision:
Current:
U.S. – federal	$3,697	$2,068	$3,110
U.S. – state	(92)	(1,873)	(623)
International	41,506	60,866	57,871
	45,111	61,061	60,358
Deferred:
U.S. – federal	$1,914	$(1,356)	$(2,206)
U.S. – state	222	344	(826)
International	(9,127)	(11,555)	(16,017)
	(6,991)	(12,567)	(19,049)
Income taxes	$38,120	$48,494	$41,309

On December 22, 2017 the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The Company was capable of reasonably estimating the Transition Tax and recorded a provisional Transition Tax expense of $86,707 in 2017. The U.S. Treasury issued certain Notices and proposed regulations ("interpretative guidance") in 2018. The interpretative guidance provided additional guidance to assist companies in calculating the one-time Transition Tax. The Company completed the accounting and recorded a final Transition Tax of $86,858. The U.S. Treasury issued Final Regulations addressing the Transition Tax in January 2019. The Final Regulations did not impact the computation of final income tax expense. The Company made a reasonable estimate of the state taxation of these earnings and recorded a provisional expense of $1,423 in 2017. In 2018, various states issued guidance related to calculating the tax impacts of the Act, as well as clarifications describing how States would tax income arising from the application of provisions within the Act. As a result, the Company reduced the tax expense related to the impact of the Act to $597 in 2018.

The Act required the mandatory deemed repatriation of the undistributed earnings of the Company’s international subsidiaries as of December 31, 2017. If the earnings were distributed in the form of cash dividends, the Company would not be subject to additional U.S. income taxes but could be subject to foreign income and withholding taxes. Under accounting standards (ASC 740) a deferred tax liability is not recorded for the excess of the tax basis over the financial reporting (book) basis of an investment in a foreign subsidiary if the indefinite reinvestment criteria is met. For amounts currently expected to be repatriated, the Company recorded a provisional expense of $6,932 during 2017. In 2018 the Company repatriated $62,383 between certain foreign entities, thereby reducing the previously recorded deferred tax liability by $5,245 and repatriated $228,750 to the U.S. In 2018, the Company revised its estimates and no longer expects to repatriate foreign earnings relating to $1,185 of taxes for which a deferred tax liability was previously recorded and as such, a benefit resulted. In 2020, the Company paid a dividend between subsidiaries which further reduced the deferred tax liability by $300. On December 31, 2020, the Company's unremitted foreign earnings were approximately $1,605,522.

The Company has recognized a deferred tax liability for U.S. taxes of $185 on $3,501 of undistributed earnings of its international subsidiaries, earned before 2017 and the application of the Transition Tax implemented by the Act. All remaining earnings are considered indefinitely reinvested as defined per the indefinite reversal criterion within the accounting guidance for income taxes. If the earnings were distributed in the form of dividends, the Company would not be subject to U.S. Tax but could be subject to foreign income and withholding taxes. Determination of the amount of this unrecognized deferred income tax liability is not practicable. The Company repatriated dividends of $85,000 and $152,992, as noted above, to the U.S. from accumulated foreign earnings in 2020 and 2019, respectively. Pursuant to the Act, neither dividend was subject to tax.

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Deferred income tax assets and liabilities at December 31 consist of the tax effects of temporary differences related to the following:

	2020	2019
Deferred tax assets:
Pension	$15,403	$16,256
Tax loss carryforwards	9,521	9,167
Inventory valuation	10,642	12,251
Other postretirement/postemployment costs	7,735	8,066
Accrued compensation	8,085	7,753
Lease obligation	9,846	9,188
Other	16,309	14,769
Valuation allowance	(3,757)	(3,592)
Total deferred tax assets	73,784	73,858
Deferred tax liabilities:
Depreciation and amortization	(109,391)	(110,230)
Goodwill	(9,850)	(9,757)
Swedish tax incentive	(9,170)	(7,436)
Right of use liability	(9,758)	(9,050)
Other	(5,191)	(4,558)
Total deferred tax liabilities	(143,360)	(141,031)
Net deferred tax liabilities	$(69,576)	$(67,173)

Amounts related to deferred taxes in the balance sheets as of December 31, 2020 and 2019 are presented as follows:

	2020	2019
Non-current deferred tax assets	$22,092	$21,235
Non-current deferred tax liabilities	(91,668)	(88,408)
Net deferred tax liabilities	$(69,576)	$(67,173)
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

The realization of these assets is dependent in part on the amount and timing of future taxable income in the jurisdictions where deferred tax assets reside. As of December 31, 2020, the Company has gross tax loss carryforwards of $30,814; $3,638 of which relates to U.S tax loss carryforwards which have carryforward periods up to twenty years for federal purposes and ranging from one to twenty years for state purposes; $9,857 of which relates to international tax loss carryforwards with carryforward periods ranging from one to twenty years; and $17,319 of which relates to international tax loss carryforwards with unlimited carryforward periods. In addition, the Company has tax credit carryforwards of $382 with remaining carryforward periods ranging from one to five years. Currently the Company has a valuation allowance of $2,588 and $366 related to loss carryforwards and credit carryforwards, respectively, as it believes it is more likely than not that future income will not be earned to timely utilize certain net operating losses or credit carryforwards which have expiration dates. As the ultimate realization of the remaining net deferred tax assets is dependent upon future taxable income, if such future taxable income is not earned and it becomes necessary to recognize a valuation allowance, it could result in a material increase in the Company’s tax expense which could have a material adverse effect on the Company’s financial condition and results of operations.

Management is required to assess whether its valuation allowance analysis is affected by various components of the Act including the deemed mandatory repatriation of foreign income for the Transition Tax, future GILTI inclusions, changes to the

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
deductibility of executive compensation and interest expense and changes to the NOL and FTC rules. The Company has determined that a valuation allowance of $803 is appropriate relating to deferred taxes recognized for stock compensation granted to executives which the Company believes will not be deductible in future years.

A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate from continuing operations follows:

	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes (net of federal benefit)	—	0.1	—
Foreign operations taxed at different rates	5.6	2.0	1.3
Foreign losses without tax benefit	3.0	2.0	1.5
GILTI	3.0	0.6	1.2
Tax holidays	(1.0)	(1.3)	(1.7)
Stock awards excess tax expense/(benefit)	0.6	(0.9)	(0.8)
Tax on Seeger transaction	4.9	—	—
Benefit for change in valuation allowances	(0.5)	(0.3)	(2.5)
Audit settlements	0.2	0.3	—
Transition tax	—	—	(0.3)
U.S. Corporate tax rate change	—	—	(0.4)
Indefinite reinvestment assertion	—	—	(0.6)
Other	0.8	(0.1)	1.2
Consolidated effective income tax rate	37.6%	23.4%	19.9%

Payment of the Transition Tax assessed is required over an eight-year period. The short-term portion of the Transition Tax payable, $6,949, has been included within Accrued Liabilities on the Consolidated Balance Sheet as of December 31, 2020. The long-term portion of the assessment, $59,063, is included as a long-term tax liability on the Consolidated Balance Sheet and is payable as follows: $6,949 annually in 2022; $13,029 in 2023; $17,371 in 2024 and $21,714 in 2025.
The Aerospace and Industrial segments have a number of multi-year tax holidays in Singapore and China. Tax benefits of $1,065 ($0.02 per diluted share), $2,718 ($0.05 per diluted share) and $3,627 ($0.07 per diluted share) were realized in 2020, 2019 and 2018, respectively. These holidays are subject to the Company meeting certain commitments in the respective jurisdictions. Aerospace was granted an income tax holiday for operations recently established in Malaysia. The Company is in discussion with the Malaysian government as to the start date of the holiday in Malaysia and currently anticipates the holiday beginning in 2022 at a point to be determined. The China holiday expired at the end of 2020 and the Singapore holiday expires at the end of 2022, whereas the Malaysia holiday expires ten years after becoming effective.

Income taxes paid globally, net of refunds, were $60,427, $59,003, and $60,576 in 2020, 2019 and 2018, respectively.

As of December 31, 2020, 2019 and 2018, the total amount of unrecognized tax benefits recorded in the consolidated balance sheet was $9,156, $8,919 and $11,594, respectively, which, if recognized, would have reduced the effective tax rate in

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
prior years, with the exception of amounts related to acquisitions. A reconciliation of the unrecognized tax benefits for 2020, 2019 and 2018 follows:

	2020	2019	2018
Balance at January 1	$8,919	$11,594	$9,209
Increase (decrease) in unrecognized tax benefits due to:
Tax positions taken during prior periods	550	11	649
Tax positions taken during the current period	649	1,114	367
Acquisition	—	—	2,516
Settlements	—	(1,351)	—
Lapse of the applicable statute of limitations	(900)	(2,344)	(1,290)
Foreign currency translation	(62)	(105)	143
Balance at December 31	$9,156	$8,919	$11,594

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company recognized interest and penalties as a component of income taxes of $(196), $(206), and $370 in the years 2020, 2019 and 2018, respectively. The liability for unrecognized tax benefits includes gross accrued interest and penalties of $3,675, $3,906 and $4,169 at December 31, 2020, 2019 and 2018, respectively.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by various taxing authorities, including the IRS in the U.S. and the taxing authorities in other major jurisdictions including China, Germany, Singapore, Sweden and Switzerland. With a few exceptions, tax years remaining open to examination in significant foreign jurisdictions include tax years 2015 and forward and for the U.S. include tax years 2016 and forward. The Company is undergoing a tax audit by the IRS for the 2016 and 2017 tax year and received notice of intent to audit the 2018 year. The Company remains under audit for the Synventive business group in 2015 through 2017 in Germany.
16. Common Stock

There were no shares of common stock issued from treasury in 2020, 2019 or 2018.

In 2020, 2019 and 2018, the Company acquired 396,000 shares, 900,000 shares and 2,292,100 shares, respectively, of the Company’s common stock at a cost of $15,550, $50,347 and $138,275, respectively. These amounts exclude shares reacquired to pay for the related income tax upon issuance of shares in accordance with the terms of the Company’s stockholder-approved equity compensation plans and the equity rights granted under those plans ("Reacquired Shares"). These Reacquired Shares were placed in treasury.

In 2020, 2019 and 2018, 298,565 shares, 505,623 shares and 332,893 shares of common stock, respectively, were issued from authorized shares for the exercise of stock options, various other incentive awards and purchases by the Company's Employee Stock Purchase Plan.

17. Preferred Stock

At December 31, 2020 and 2019, the Company had 3,000,000 shares of preferred stock authorized, none of which were outstanding.

18. Stock Plans

Most U.S. salaried and non-union hourly employees are eligible to participate in the Company’s 401(k) plan (the "Retirement Savings Plan"). The Retirement Savings Plan provides for the investment of employer and employee contributions in various investment alternatives including the Company’s common stock, at the employee’s direction. The Company contributes an amount equal to 50% of employee contributions up to 6% of eligible compensation. The Company expenses all contributions made to the Retirement Savings Plan. Effective January 1, 2013, the Retirement Savings Plan was amended to provide certain salaried employees hired on or after January 1, 2013 with an additional annual retirement contribution of 4% of

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
eligible earnings. The Company recognized expense of $3,679, $4,149 and $4,333 in 2020, 2019 and 2018, respectively. As of December 31, 2020, the Retirement Savings Plan held 732,811 shares of the Company’s common stock.

The Company has an Employee Stock Purchase Plan (“ESPP”) under which eligible employees may elect to have up to the lesser of $25 or 10% of base compensation deducted from their payroll checks for the purchase of the Company’s common stock at 95% of the average market value on the date of purchase. The maximum number of shares which may be purchased under the ESPP is 4,550,000. The number of shares purchased under the ESPP was 10,041, 8,834 and 8,006 in 2020, 2019 and 2018, respectively. The Company received cash proceeds from the purchase of these shares of $393, $463 and $457 in 2020, 2019 and 2018, respectively. As of December 31, 2020, 250,790 additional shares may be purchased.

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

The 2014 Barnes Group Stock and Incentive Award Plan (the “2014 Plan”) was approved on May 9, 2014 by the Company's stockholders. The 2014 Plan permits the issuance of incentive awards, stock option grants and stock appreciation rights to eligible participants to purchase up to 6,913,978 shares of common stock. The amount includes shares available for purchase under the 1991, 2000, and 2004 Plans which were merged into the 2014 Plan. The 2014 Plan allows for stock options and stock appreciation rights to be issued at a ratio of 1:1 and other types of incentive awards at a ratio of 2.84:1 from the shares available for future grants. As of December 31, 2020, there were 3,067,427 shares available for future grants under the 2014 Plan, inclusive of Shares Reacquired and shares made available through 2020 forfeitures. As of December 31, 2020, there were 1,026,156 shares of common stock outstanding to be issued upon the exercise of stock options and the vesting of Rights.

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

Under the Non-Employee Director Deferred Stock Plan, as amended, each non-employee director who joined the Board of Directors prior to December 15, 2005 was granted the right to receive 12,000 shares of the Company’s common stock upon retirement. In 2020, 2019 and 2018, $21, $22 and $22, respectively, of dividend equivalents were paid in cash related to these shares. There was no compensation cost related to this plan in 2020 and 2019 and there was $8 in 2018. There are 31,200 shares reserved for issuance under this plan.

Total maximum shares reserved for issuance under all stock plans aggregated 4,375,573 at December 31, 2020.

19. Weighted Average Shares Outstanding

Net income per common share is computed in accordance with accounting standards related to earnings per share. Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the year. Share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, as such, should be included in the calculation of basic earnings per share. The Company’s restricted stock unit awards which contain nonforfeitable rights to dividends are considered participating securities. Diluted earnings per share

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
reflects the assumed exercise and conversion of all dilutive securities. Shares held by the Retirement Savings Plan are considered outstanding for both basic and diluted earnings per share. There are no adjustments to net income for purposes of computing income available to common stockholders for the years ended December 31, 2020, 2019 and 2018. A reconciliation of the weighted-average number of common shares outstanding used in the calculation of basic and diluted earnings per share follows:

	Weighted-Average Common Shares Outstanding
	2020	2019	2018
Basic	50,880,846	51,213,518	52,304,190
Dilutive effect of:
Stock options	66,738	176,984	260,240
Performance share awards	150,002	242,667	267,176
Diluted	51,097,586	51,633,169	52,831,606

The calculation of weighted-average diluted shares outstanding excludes all anti-dilutive shares. During 2020, 2019 and 2018, the Company excluded 484,835, 280,254 and 127,562 stock awards, respectively, from the calculation of diluted weighted-average shares outstanding as the stock awards were considered anti-dilutive.

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

Certain leases provide the option to purchase the leased property and are therefore evaluated for finance lease consideration. Right-of-use ("ROU") assets and lease liabilities related to finance leases were not material as of December 31, 2020 and 2019. ROU assets arising from finance leases are included in property, plant and equipment, net, and the corresponding liabilities are included in Long Term Debt - Current and Long-Term Debt on the Consolidated Balance Sheet. The depreciable life of leased assets are limited by the expected term of the lease, unless there is a transfer of title or purchase option and the Company believes it is reasonably certain of exercise.

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

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Contracts are evaluated at inception to determine whether they contain a lease, where the Company obtains the right to control an identified asset. The following table sets forth the classification of ROU assets and lease liabilities on the Consolidated Balance Sheets:

Operating Leases	Classification	December 31, 2020	December 31, 2019
Leased Assets
ROU assets	Other assets	$27,539	$31,411

Lease Liabilities
Current lease liability	Accrued liabilities	11,707	10,751
Long-term lease liability	Other liabilities	16,304	21,374
		$28,011	$32,125

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

Operating lease costs for the twelve months ended December 31, 2020 and December 31, 2019 were $17,379 and $17,838, respectively, and were included within cost of sales and selling and administrative expenses. Operating lease costs include short-term and variable leases costs, which were immaterial during the period. Rent expense was $15,839 in 2018.

    Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows:

Operating Leases
2021	$12,539
2022	6,821
2023	3,950
2024	1,678
2025	609
After 2025	6,355
Total lease payments	$31,952
Less: Interest	3,941
Present value of lease payments	$28,011

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	5.8	6.0
Weighted-average discount rates
Operating leases	3.52%	3.90%

Other Information	Year ended December 31, 2020	Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$13,907	$13,546
Leased assets obtained in exchange for new operating lease liabilities	$8,012	$11,823

21. Changes in Accumulated Other Comprehensive Income by Component

The following tables set forth the changes in accumulated other comprehensive income by component for the years ended December 31, 2020 and December 31, 2019:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2020	$(115)	$(144,047)	$(66,333)	$(210,495)
Other comprehensive (loss) income before reclassifications to consolidated statements of income	(1,674)	(9,673)	86,894	75,547
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	1,032	11,601	—	12,633
Net current-period other comprehensive (loss) income	(642)	1,928	86,894	88,180
December 31, 2020	$(757)	$(142,119)	$20,561	$(122,315)

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
January 1, 2019	$834	$(138,690)	$(52,644)	$(190,500)
Other comprehensive loss before reclassifications to consolidated statements of income	(1,436)	(12,743)	(13,689)	(27,868)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	487	7,386	—	7,873
Net current-period other comprehensive loss	(949)	(5,357)	(13,689)	(19,995)
December 31, 2019	$(115)	$(144,047)	$(66,333)	$(210,495)

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table sets forth the reclassifications out of accumulated other comprehensive income by component for the years ended December 31, 2020 and December 31, 2019:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	2020	2019
Gains and losses on cash flow hedges
Interest rate contracts	$(1,321)	$347	Interest expense
Foreign exchange contracts	(11)	(956)	Net sales
	(1,332)	(609)	Total before tax
	300	122	Tax benefit
	(1,032)	(487)	Net of tax

Pension and other postretirement benefit items
Amortization of prior-service costs	$(386)	$(429)	(A)
Amortization of actuarial losses	(13,661)	(8,902)	(A)
Curtailment loss	(484)	—	(A)
Settlement loss	(549)	(340)	(A)
	(15,080)	(9,671)	Total before tax
	3,479	2,285	Tax benefit
	(11,601)	(7,386)	Net of tax

Total reclassifications in the period	$(12,633)	$(7,873)
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

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
assembly operations in the United States, China, Germany, Italy, Sweden and Switzerland, among others. Industrial also has sales and service operations in the United States, China/Hong Kong, Germany, Italy and Switzerland, among others.

Aerospace is a global manufacturer of complex fabricated and precision machined components and assemblies for turbine engines, nacelles and structures for both commercial and defense-related aircraft. The Aerospace aftermarket business provides aircraft engine component MRO services, including services performed under our Component Repair Programs (“CRPs”), for many of the world’s major turbine engine manufacturers, commercial airlines and the defense market. The Aerospace aftermarket activities also include the manufacture and delivery of aerospace aftermarket spare parts, including revenue sharing programs (“RSPs”) under which the Company receives an exclusive right to supply designated aftermarket parts over the life of specific aircraft engine programs.
Aerospace’s OEM business (“OEM”) offers a comprehensive range of in-house manufacturing solutions and capabilities, including components and assemblies. The applications for these components primarily include engines, airframes and nacelles. Aerospace OEM competes with a large number of fabrication and machining companies. Our competitive advantage is based mainly on value derived from quality, concurrent engineering and technical capability, product breadth, solutions-providing new product introduction, timeliness, service, price and intellectual property. Aerospace’s fabrication and machining operations, with facilities in Arizona, Connecticut, Michigan, Ohio, Utah and Singapore, produce critical engine, nacelle and airframe components through technologically advanced manufacturing processes.
The Aerospace aftermarket business supplements jet engine OEMs’ maintenance, repair and overhaul capabilities, and competes with the service centers of major commercial airlines and other independent service companies for the repair and overhaul of turbine engine components. The manufacture and supply of aerospace aftermarket spare parts, including those related to the RSPs, are dependent upon the reliable and timely delivery of high-quality components. Aerospace’s Aftermarket facilities, located in Connecticut, Ohio and Singapore, specialize in the repair and refurbishment of highly engineered components and assemblies such as cases, rotating life limited parts, rotating air seals, turbine shrouds, vanes and honeycomb air seals. Aerospace Aftermarket's facility in Malaysia is focused on the supply of spare parts.

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

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table (in millions) sets forth summarized financial information by reportable business segment:

	Industrial	Aerospace	Other	Total Company
Sales
2020	$770.1	$354.3	$—	$1,124.4
2019	938.5	552.6	—	1,491.1
2018	994.7	501.2	—	1,495.9
Operating profit
2020	$66.6	$56.8	$—	$123.4
2019	114.0	122.5	—	236.4
2018	130.4	101.4	—	231.8
Assets
2020	$1,908.4	$623.5	$144.3	$2,676.2
2019	1,879.3	704.3	154.8	2,738.3
2018	1,962.4	692.6	154.0	2,809.0
Depreciation and amortization
2020	$57.7	$29.0	$0.9	$87.7
2019	62.4	35.9	0.8	99.1
2018	57.6	35.9	0.8	94.2
Capital expenditures
2020	$19.4	$20.8	$0.5	$40.7
2019	25.3	26.0	2.0	53.3
2018	33.4	23.6	0.3	57.3
_________________________
Notes:
One customer, General Electric, accounted for 17%, 21% and 18% of the Company’s total revenues in 2020, 2019 and 2018, respectively.
“Other” assets include corporate-controlled assets, the majority of which are cash and cash equivalents and deferred tax assets.

A reconciliation of the total reportable segments’ operating profit to income before income taxes follows (in millions):

	2020	2019	2018
Operating profit	$123.4	$236.4	$231.8
Interest expense	15.9	20.6	16.8
Other expense (income), net	5.9	9.0	7.4
Income before income taxes	$101.5	$206.8	$207.5

Table of Content
BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table (in millions) summarizes total net sales and long-lived assets of the Company by geographic area:

	Domestic	International	Other	Total Company
Sales
2020	$483.8	$714.0	$(73.4)	$1,124.4
2019	630.0	949.4	(88.4)	1,491.1
2018	624.3	958.7	(87.1)	1,495.9
Long-lived assets
2020	$383.2	$1,628.6	$—	$2,011.8
2019	372.2	1,580.5	—	1,952.7
2018	366.1	1,616.2	—	1,982.4
________________________
Notes: Germany, with sales of $223.3 million, $302.0 million and $331.4 million in 2020, 2019 and 2018, respectively, and Singapore, with sales of $129.8 million, $225.7 million and $193.6 million in 2020, 2019 and 2018, respectively, represent the only international countries with revenues in excess of 10% of the Company's total revenues in those years. “Other” revenues represent the elimination of inter-company sales between geographic locations, of which approximately 67%, 68% and 72% were sales from international locations to domestic locations in 2020, 2019 and 2018, respectively.

Germany, with long-lived assets of $481.5 million, $480.3 million and $494.0 million as of December 31, 2020, 2019 and 2018, respectively, Singapore, with long-lived assets of $214.8 million, $226.5 million and $233.3 million as of December 31, 2020, 2019 and 2018, respectively and Italy, with long-lived assets of $443.1 million, $402.1 million and $412.0 million as of December 31, 2020, 2019 and 2018, respectively, represent the international countries with long-lived assets that exceeded 10% of the Company's total long-lived assets in those years.

23. Commitments and Contingencies

Product Warranties
The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. The Company accrues its estimated exposure for warranty claims at the time of sale based upon the length of the warranty period, historical experience and other related information known to the Company. Liabilities related to product warranties and extended warranties were not material as of December 31, 2020 or 2019.

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

Table of Content
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Barnes Group Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Barnes Group Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing under Item 15(c) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Table of Content
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

Quantitative Goodwill Impairment Assessment

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,012 million as of December 31, 2020. Goodwill is subject to impairment testing on an annual basis, in the second quarter, or more frequently if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. As disclosed by management, the option to first assess qualitative factors to determine whether it is necessary to perform the Step 1 quantitative goodwill impairment test is utilized. If management determines that the Step 1 quantitative impairment test is required, management estimates the fair value of the reporting unit primarily using the income approach, which reflects management’s cash flow projections. Inherent in management’s development of cash flow projections are assumptions and estimates, including those related to future earnings, growth rates, and the weighted average cost of capital.

The principal considerations for our determination that performing procedures relating to the quantitative goodwill impairment assessment is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of any reporting units where a quantitative test was performed, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future earnings, growth rates, and the weighted average cost of capital, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s quantitative goodwill impairment assessment, including controls over the valuation of any reporting units for which a quantitative test was performed. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the income approach; testing the completeness and accuracy of underlying data used in the estimates; and evaluating the significant assumptions used by management, related to future earnings, growth rates, and the weighted average cost of capital. Evaluating management’s assumptions related to future earnings and growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s income approach and reasonableness of the weighted average cost of capital.

/s/ PRICEWATERHOUSECOOPERS LLP Hartford, Connecticut
February 22, 2021
We have served as the Company’s auditor since 1994.

Table of Content
QUARTERLY DATA (UNAUDITED)

(Dollars in millions, except per share data)

	First Quarter(2)	Second Quarter(3)	Third Quarter	Fourth Quarter(4)	Full Year
2020
Net sales	$330.7	$235.5	$269.1	$289.1	$1,124.4
Gross profit (1)	122.4	88.5	92.2	100.1	403.2
Operating income	49.3	10.1	31.2	32.7	123.4
Net income	29.7	0.6	15.4	17.7	63.4
Per common share:
Basic	0.58	0.01	0.30	0.35	1.25
Diluted	0.58	0.01	0.30	0.35	1.24
Dividends	0.16	0.16	0.16	0.16	0.64
Market prices (high - low)	$68.60-30.22	$46.58-30.71	$43.19-33.59	$52.25-34.98	$68.60-30.22
2019
Net sales	$376.7	$371.7	$372.6	$370.1	$1,491.1
Gross profit (1)	132.0	133.4	138.2	143.4	547.0
Operating income	50.6	57.0	67.6	61.3	236.4
Net income	34.0	37.6	45.8	41.0	158.4
Per common share:
Basic	0.66	0.73	0.90	0.80	3.09
Diluted	0.65	0.73	0.89	0.80	3.07
Dividends	0.16	0.16	0.16	0.16	0.64
Market prices (high - low)	$61.98-51.00	$58.22-50.84	$57.50-42.39	$63.14-47.66	$63.14-42.39
________________________
(1)Sales less cost of sales.
(2)Net income and net income per common share during the three month period ended March 31, 2020 include adjustments related to the divestiture of the Seeger business, including $2.4 million of pre-tax divestiture charges and $4.2 million of tax expense. See Note 3 of the Consolidated Financial Statements. These items had the effect of decreasing net income per common share (Basic and Diluted) by $0.13 during the three month period ended March 31, 2020.
(3)Net income and net income per common share during the three month period ended June 30, 2020 include $18.2 million of pre-tax charges related to restructuring and workforce reduction actions implemented across the businesses. See Note 10 of the Consolidated Financial Statements. These items had the effect of decreasing net income per common share (Basic and Diluted) by $0.26 during the three month period ended June 30, 2020.
(4)Net income and net income per common share during the three month period ended December 31, 2019 includes a non-cash impairment charge of $5.6 million related to the sale of the Seeger business. See Note 3 of the Consolidated Financial Statements. The impairment charge had the effect of decreasing net income per common share (Basic and Diluted) by $0.11 during the three month period ended December 31, 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

    Management, including the Company’s President and Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon, and as of the date of, that evaluation, the President and Chief Executive Officer and Interim Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, and designed to provide reasonable assurance that the information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to the Company’s management, including our

Table of Content
President and Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

    Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the President and Chief Executive Officer and Interim Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework in the “Internal Control - Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

    PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2020, which appears within Item 8 of this Annual Report on Form 10-K.

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

None.

Table of Content
PART III

Item 10. Directors, Executive Officers and Corporate Governance

    Information with respect to our directors and corporate governance may be found in the “Governance” and “Stock Ownership” sections of our definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 7, 2021 (the “Proxy Statement”). Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

The Company’s executive officers as of the date of this Annual Report are as follows:

Executive Officer	Position	Age as of December 31, 2020

Patrick J. Dempsey	President and Chief Executive Officer	56

Marian Acker	Interim Chief Financial Officer and Vice President, Controller	58

Michael A. Beck	Senior Vice President, Barnes Group Inc., and President, Barnes Aerospace	60

Dawn N. Edwards	Senior Vice President, Human Resources	52

Patrick T. Hurley	Senior Vice President & Chief Technology Officer	48

Stephen G. Moule	Senior Vice President, Barnes Group Inc., and President, Barnes Industrial	48

James C. Pelletier	Senior Vice President, General Counsel and Secretary	43

Each officer holds office until his or her successor is appointed and qualified or otherwise as provided in the Company’s Amended and Restated By-Laws. No family relationships exist among the executive officers of the Company. Except for Messrs. Beck, Hurley and Moule, each of the Company’s executive officers has been employed by the Company or its subsidiaries in an executive or managerial capacity for at least the past five years.

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

Ms. Acker was appointed Interim Chief Financial Officer and Principal Financial Officer effective as of January 1, 2021. She joined the Company in 1993 and has served as the Company’s Vice President, Controller and Principle Accounting Officer since 2010. Ms. Acker continues to serve as Vice President, Controller and Principle Accounting Officer during her tenure as Interim Chief Financial Officer and Principal Financial Officer. Prior to her appointment as Vice President, Controller, and Principle Accounting Officer she held positions of increasing responsibility with the Company, including Group Controller, Barnes Aerospace, and Assistant Corporate Controller.

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

Table of Content
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

Mr. Pelletier was appointed Senior Vice President, General Counsel and Secretary effective April 1, 2020. He joined the Company in April 2015, and served as Deputy General Counsel of the Company and Segment General Counsel, Barnes Aerospace. Prior to joining the Company, Mr. Pelletier held the position of Associate Counsel with Pratt & Whitney, a United Technologies Company from 2009.

Items 11-14.

The information called for by Items 11-14 is incorporated by reference to the "Governance," "Stock Ownership," "Executive Compensation," "Director Compensation in 2020," "Securities Authorized for Issuance Under Equity Compensation Plans," "Related Person Transactions," and "Principal Accountant Fees and Services" sections in our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedule

(a)(1)	The following Financial Statements and Supplementary Data of the Company are set forth herein under Item 8 of this Annual Report:

Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018
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

Item 16. Form 10-K Summary

    None

Table of Content
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2020, 2019 and 2018
(In thousands)

Allowances for Credit Losses:
Balance January 1, 2018	$5,143
Provision charged to income	363
Doubtful accounts written off	(416)
Other adjustments(1)	(80)
Balance December 31, 2018	5,010
Provision charged to income	1,347
Doubtful accounts written off	(960)
Reclassified to assets held for sale (see Note 3)	(152)
Other adjustments(1)	(48)
Balance December 31, 2019	5,197
Provision charged to income	1,200
Doubtful accounts written off	(417)
Other adjustments(1)	368
Balance December 31, 2020	$6,348
________________
(1)These amounts are comprised primarily of foreign currency translation and other reclassifications.

Table of Content
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2020, 2019 and 2018
(In thousands)

Valuation Allowance on Deferred Tax Assets:
Balance January 1, 2018	$10,223
Additions charged to income tax expense	546
Reductions charged to other comprehensive income	(15)
Reductions credited to income tax expense (1)	(6,064)
Changes due to foreign currency translation	(324)
Balance December 31, 2018	4,366
Additions charged to income tax expense	953
Reductions charged to other comprehensive income	(7)
Reductions credited to income tax expense	(1,683)
Changes due to foreign currency translation	(37)
Balance December 31, 2019	3,592
Additions charged to income tax expense	743
Reductions charged to other comprehensive income	24
Reductions credited to income tax expense	(600)
Changes due to foreign currency translation	(2)
Balance December 31, 2020	$3,757
________________

(1)The reductions in 2018 relate primarily to the release of valuation allowances associated with net operating losses in certain foreign subsidiaries.

Table of Content
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 22, 2021

BARNES GROUP INC.

By	/S/ PATRICK J. DEMPSEY
Patrick J. Dempsey
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the above date by the following persons on behalf of the Company in the capacities indicated.

/S/ PATRICK J. DEMPSEY
Patrick J. Dempsey
President and Chief Executive Officer
(Principal Executive Officer), and Director

/S/ MARIAN ACKER
Marian Acker
Interim Chief Financial Officer
(Principal Financial Officer)
and Vice President, Controller
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
for the Year ended December 31, 2020

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
Incorporated by reference to Exhibit 3.1 to the Company’s report on Form 10-Q (Commission file number 0001-04801) for the quarter ended June 30, 2013.
3.2	Amended and Restated By-Laws as of July 28, 2016.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Company on July 29, 2016.
4.1	Description of Securities.	Incorporated by reference to Exhibit 4.1 to the Company's report on Form 10-K for the year ended December 31, 2019.
10.1	(i) Fifth Amended and Restated Senior Unsecured Revolving Credit Agreement, dated September 27, 2011.	Incorporated by reference to Exhibit 4.1 to the Company’s report on Form 10-Q (Commission file number 0001-04801) for the quarter ended June 30, 2013.
	(ii) Amendment No. 2 and Joinder to Credit Agreement dated as of September 27, 2013 (amending Fifth Amended and Restated Senior Unsecured Revolving Credit Agreement, dated as of September 27, 2011).	Incorporated by reference to Exhibit 4.1 to the Company’s report on Form 10-Q (Commission file number 0001-04801) for the quarter ended September 30, 2013.
	(iii) Amendment No. 3 to Credit Agreement dated as of October 15, 2014.	Incorporated by reference to Exhibit 10.1(iii) to the Company's report on Form 10-K (Commission file number 0001-04801) for the year ended December 31, 2014.
	(iv) Amendment No. 4 to Credit Agreement dated as of February 2, 2017.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2017.
	(v) Amendment No. 5 to Credit Agreement dated as of October 19, 2018.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2018.
	(vi) Amendment No. 6 to Credit Agreement dated as of October 8, 2020.	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Company on October 13, 2020.
	(vii) Sixth Amended and Restated Senior Unsecured Revolving Credit Agreement, dated as of February 10, 2021.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on February 12, 2021.
10.2	(i) Note Purchase Agreement, dated as of October 15, 2014, among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C).	Incorporated by reference to Exhibit 10.1 to Form 8-K (Commission number 0001-04801) filed by the Company on October 17, 2014.

Table of Content

	(ii) First Amendment to Note Purchase Agreement, dated as of October 8, 2020.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on October 13, 2020.
10.3**	(ii) Barnes Group Inc. Management Incentive Compensation Plan, amended December 28, 2018.	Incorporated by reference to Exhibit 10.3(ii) to the Company's report on Form 10-K for the year ended December 31, 2018.
10.4**	(i) Offer Letter between the Company and Patrick Dempsey, dated February 22, 2013.	Incorporated by reference to Exhibit 10.3 to the Company's report on Form 10-Q (Commission file number 0001-04801) for the quarter ended March 31, 2013.
	(ii) Amendment to Offer Letter to Patrick Dempsey, dated January 6, 2015.	Incorporated by reference to Exhibit 10.6(ii) to the Company’s report on Form 10-K (Commission number 0001-04801) for the year ended December 31, 2014.
	(iii) Employee Non-Disclosure, Non-Competition, Non-Solicitation and Non-Disparagement Agreement between the Company and Patrick J. Dempsey, dated February 27, 2013.	Incorporated by reference to Exhibit 10.4 to the Company's report on Form 10-Q (Commission file number 0001-04801) for the quarter ended March 31, 2013.
10.5**	(i) Amendment to Offer Letter to Christopher J. Stephens, Jr., dated June 7, 2013.	Incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-Q (Commission file number 0001-04801) for the quarter ended June 30, 2013.
	(ii) Amendment to Amended Offer Letter to Christopher J. Stephens, Jr., dated February 12, 2014.	Incorporated by reference to Exhibit 10.6(ii) to the Company’s report on Form 10-K (Commission file number 0001-04801) for the year ended December 31, 2013.
10.6**	Offer Letter to Michael A. Beck, dated January 28, 2016.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2016
10.7**	Offer Letter to Peter Gutermann, dated November 29, 2017.	Incorporated by reference to Exhibit 10.44 to the Company's report on Form 10-K for the year ended December 31, 2017.
10.8**	Offer Letter to Patrick T. Hurley, dated January 4, 2019.	Incorporated by reference to Exhibit 10.39 to the Company's report on Form 10-K for the year ended December 31, 2018.
10.9**	Offer Letter to Stephen Moule, dated October 24, 2019.	Incorporated by reference to Exhibit 10.11 to the Company's report on Form 10-K for the year ended December 31, 2019.
10.10**	Offer Letter to James C. Pelletier, dated February 14, 2020.	Incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended March 31, 2020.
10.11**	(i) Form of Temporary Officer Base Salary Reduction Consent.	Incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended June 30, 2020.
	(ii) Form of Temporary Officer Base Salary Reduction Consent.	Incorporated by reference to Exhibit 10.3 to the Company's report on Form 10-Q for the quarter ended September 30, 2020.
10.12**	(i) Barnes Group Inc. Retirement Benefit Equalization Plan, as amended and restated effective January 1, 2013.	Incorporated by reference to Exhibit 10.9(i) to the Company's report on Form 10-K for the year ended December 31 2017.
	(ii) First Amendment to the Barnes Group Inc. Retirement Benefit Equalization Plan dated December 12, 2014.	Incorporated by reference to Exhibit 10.9(ii) to the Company’s report on Form 10-K (Commission number 0001-04801) for the year ended December 31, 2014.

Table of Content

10.13**	(i) Barnes Group Inc. Supplemental Senior Officer Retirement Plan, as amended and restated effective January 1, 2009.	Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-K (Commission number 0001-04801) for the year ended December 31, 2008.
	(ii) Amendment to the Barnes Group Inc. Supplemental Senior Officer Retirement Plan.	Incorporated by reference to Exhibit 10.3(ii) to the Company’s report on Form 10-K (Commission number 0001-04801) for the year ended December 31, 2009.
	(iii) Second Amendment to the Barnes Group Inc. Supplemental Senior Officer Retirement Plan dated December 12, 2014.	Incorporated by reference to Exhibit 10.10(iii) to the Company’s report on Form 10-K (Commission number 0001-04801) for the year ended December 31, 2014.
10.14**	(i) Amended and Restated Supplemental Executive Retirement Plan effective April 1, 2012.	Incorporated by reference to Exhibit 10.11(i) to the Company’s report on Form 10-K for the year ended December 31, 2016.
	(ii) Amendment 2013-1 to the Barnes Group Inc. Supplemental Executive Retirement Plan dated July 23, 2013.	Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q (Commission file number 0001-04801) for the quarter ended June 30, 2013.
	(iii) Amendment 2014-1 to the Barnes Group Inc. Supplemental Executive Retirement Plan dated December 12, 2014.	Incorporated by reference to Exhibit 10.11(iii) to the Company’s report on Form 10-K (Commission number 0001-04801) for the year ended December 31, 2014.
10.15**	Barnes Group Inc. Senior Executive Enhanced Life Insurance Program, as amended and restated effective April 1, 2011.	Incorporated by reference to Exhibit 10.12 to the Company’s report on Form 10-K for the year ended December 31, 2016.
10.16**	Barnes Group Inc. Enhanced Life Insurance Program, as amended and restated effective April 1, 2011.	Incorporated by reference to Exhibit 10.13 to the Company’s report on Form 10-K for the year ended December 31, 2016.
10.17**	Barnes Group Inc. Executive Group Term Life Insurance Program effective April 1, 2011.	Incorporated by reference to Exhibit 10.14 to the Company’s report on Form 10-K for the year ended December 31, 2016.
10.18**	Form of Barnes Group Inc. Executive Officer Severance Agreement, as amended March 31, 2010.	Incorporated by reference to Exhibit 10.15 to the Company’s report on Form 10-K for the year ended December 31, 2016.
10.19**	Form of Barnes Group Inc. Executive Officer Severance Agreement, effective February 19, 2014.	Incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q (Commission number 0001-04801) for the quarter ended March 31, 2014.
10.20**	Barnes Group Inc. Executive Separation Pay Plan, as amended and restated effective January 1, 2012.	Incorporated by reference to Exhibit 10.17 to the Company’s report on Form 10-K for the year ended December 31, 2016.
10.21**	Barnes Group Inc. Executive Separation Pay plan, as amended and restated effective March 7, 2019.	Incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended March 31, 2019.
10.22**	(i) Trust Agreement between the Company and Fidelity Management Trust Company (Barnes Group 2009 Deferred Compensation Plan) dated September 1, 2009.	Incorporated by reference to Exhibit 10.18(i) to the Company’s report on Form 10-K for the year ended December 31, 2016.
	(ii) Amended and Restated Barnes Group 2009 Deferred Compensation Plan effective as of April 1, 2012.	Incorporated by reference to Exhibit 10.18(ii) to the Company’s report on Form 10-K for the year ended December 31, 2016.
	(iii) First Amendment to the Barnes Group 2009 Deferred Compensation Plan dated December 12, 2014.	Incorporated by reference to Exhibit 10.18(iii) to the Company’s report on Form 10-K (Commission number 0001-04801) for the year ended December 31, 2014.

Table of Content

10.23**	Barnes Group Inc. Non-Employee Director Deferred Stock Plan, as amended and restated December 31, 2008.	Incorporated by reference to Exhibit 10.19 to the Company’s report on Form 10-K for the year ended December 31, 2016.
10.24**	Barnes Group Inc. Directors’ Deferred Compensation Plan, as amended and restated December 31, 2008.	Incorporated by reference to Exhibit 10.20 to the Company’s report on Form 10-K for the year ended December 31, 2016.
10.25**	Barnes Group Inc. Trust Agreement for Specified Plans.	Incorporated by reference to Exhibit 10.22 to the Company’s report on Form 10-K for the year ended December 31, 2016.
10.26**	Form of Incentive Compensation Reimbursement Agreement between the Company and certain Officers.	Incorporated by reference to Exhibit 10.23 to the Company’s report on Form 10-K for the year ended December 31, 2016.
10.27**	Form of Indemnification Agreement between the Company and its Officers and Directors.	Incorporated by reference to Exhibit 10.24 to the Company’s report on Form 10-K for the year ended December 31, 2016.
10.28**	(i) Barnes Group Inc. Stock and Incentive Award Plan, as amended March 15, 2010.	Incorporated by reference to Exhibit 10.25(ii) to the Company’s report on Form 10-K for the year ended December 31, 2016.
	(ii) Exercise of Authority Relating to the Stock and Incentive Award Plan, dated March 3, 2009.	Incorporated by reference to Exhibit 10.25(iii) to the Company’s report on Form 10-K for the year ended December 31, 2016.
	(iii) Amendment 2010-1 approved on December 9, 2010 to the Barnes Group Inc. Stock and Incentive Award Plan as amended March 15, 2010.	Incorporated by reference to Exhibit 10.25(iv) to the Company’s report on Form 10-K for the year ended December 31, 2016.
10.29**	2014 Barnes Group Inc. Stock and Incentive Award Plan.	Incorporated by reference to Annex A to the Company's definitive proxy statement (Commission number 0001-04801) filed with the Securities and Exchange Commission on March 25, 2014.
10.30**	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant and Restricted Stock Unit Agreement for US Directors dated February 7, 2017 (for non-management directors).	Incorporated by reference to Exhibit 10.30 to the Company's report on Form 10-K for the year ended December 31, 2019.
10.31**	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant and Restricted Stock Unit Agreement for non-US Directors dated October 13, 2016 (for non-management directors).	Incorporated by reference to Exhibit 10.25 to the Company's report on Form 10-K for the year ended December 31, 2018.
10.32**	Form of Barnes Group Inc. Stock and Incentive Award Plan Stock Option Summary of Grant and Stock Option Agreement for Employees in Grade 21 and up dated as of February 8, 2011.	Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q (Commission file number 0001-04801) for the quarter ended March 31, 2011.
10.33**	Form of Barnes Group Inc. Stock and Incentive Award Plan Stock Option Summary of Grant and Stock Option Agreement for Employees in Grade 21 and up dated May 9, 2014.	Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-Q (Commission number 0001-04801) for the quarter ended June 30, 2014.
10.34**	Form of Barnes Group Inc. Stock and Incentive Award Plan Stock Option Summary of Grant and Stock Option Agreement for Employees in Grade 21 and up dated February 9, 2016.	Incorporated by reference to Exhibit 10.33 to the Company’s report on Form 10-K (Commission number 0001-04801) for the year ended December 31, 2015.
10.35**	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant for Employees and Restricted Stock Unit Agreement dated February 9, 2016.	Incorporated by reference to Exhibit 10.32 to the Company's report on Form 10-K for the year ended December 31, 2018.
10.36**
Form of Barnes Group Inc. Stock and Incentive Award Plan Performance Share Award Summary of Grant and Performance Share Award Agreement for Officers and Other Individuals as Designated by the Compensation and Management Development Committee dated as of February 9, 2016.
Incorporated by reference to Exhibit 10.42 to the Company’s report on Form 10-K (Commission number 0001-04801) for the year ended December 31, 2015.

Table of Content

10.37**	Form of Barnes Group Inc. Stock and Incentive Award Plan Performance Share Award Summary of Grant and Performance Share Award Agreement for Officers and Other Individuals as Designated by the Compensation and Management Development Committee dated as of February 8, 2018.
Incorporated by reference to Exhibit 10.41(ii) to the Company's report on Form 10-K for the year ended December 31, 2017.
10.38**	Form of Barnes Group Inc. Stock and Incentive Award Plan Performance Share Award Summary of Grant and Performance Share Award Agreement for Officers and Other Individuals as Designated by the Compensation and Management Development Committee dated as of February 13, 2019.	Incorporated by reference to Exhibit 10.35 to the Company's report on Form 10-K for the year ended December 31, 2018.
10.39**	Form of Barnes Group Inc. Stock and Incentive Award Plan Performance Share Award Summary of Grant and Performance Share Award Agreement for Officers and Other Individuals as Designated by the Compensation and Management Development Committee dated as of February 13, 2020.	Incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended March 31, 2020.
10.40**	Performance-Linked Bonus Plan for Selected Executive Officers approved by Shareholders on May 6, 2016.	Incorporated by reference to Exhibit 10.42 to the Company’s report on Form 10-K for the year ended December 31, 2016.
21	List of Subsidiaries.	Filed with this report.
23	Consent of Independent Registered Public Accounting Firm.	Filed with this report.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.
101.INS	XBRL Instance Document.	Filed with this report.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed with this report.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with this report.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with this report.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with this report.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with this report.

_________________________
* The Company hereby agrees to provide the Commission upon request copies of any omitted exhibits or schedules to this exhibit required by Item 601(b)(2) of Regulation S-K.

** Management contract or compensatory plan or arrangement.