Form 10-Q
period 2021-03-31
BARNES GROUP INC
filed 2021-04-30
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

The registrant had outstanding 50,653,088 shares of common stock as of April 28, 2021.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended March 31, 2021

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net sales	$301,629	$330,671

Cost of sales	194,696	208,248
Selling and administrative expenses	74,553	73,110
	269,249	281,358
Operating income	32,380	49,313

Interest expense	3,942	4,324
Other expense (income), net	1,463	1,594
Income before income taxes	26,975	43,395
Income taxes	7,593	13,662
Net income	$19,382	$29,733

Per common share:
Basic	$0.38	$0.58
Diluted	0.38	0.58

Weighted average common shares outstanding:
Basic	50,933,666	51,061,132
Diluted	51,087,688	51,501,857

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$19,382	$29,733
Other comprehensive loss, net of tax
Unrealized loss on hedging activities, net of tax (1)	(652)	(2,337)
Foreign currency translation adjustments, net of tax (2)	(47,882)	(36,333)
Defined benefit pension and other postretirement benefits, net of tax (3)	3,632	4,481
Total other comprehensive loss, net of tax	(44,902)	(34,189)
Total comprehensive loss	$(25,520)	$(4,456)

(1) Net of tax of $(184) and $(823) for the three months ended March 31, 2021 and 2020, respectively.

(2) Net of tax of $0 and $(66) for the three months ended March 31, 2021 and 2020, respectively.

(3) Net of tax of $1,069 and $810 for the three months ended March 31, 2021 and 2020, respectively.

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$84,900	$79,145
Accounts receivable, less allowances (2021 - $6,394; 2020 - $6,348)	252,548	251,460
Inventories	233,465	238,008
Prepaid expenses and other current assets	77,490	73,732
Total current assets	648,403	642,345

Deferred income taxes	21,653	22,092

Property, plant and equipment	896,096	910,378
Less accumulated depreciation	(539,824)	(539,431)
	356,272	370,947

Goodwill	971,851	1,011,580
Other intangible assets, net	541,148	564,132
Other assets	60,937	65,130
Total assets	$2,600,264	$2,676,226

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$7,507	$2,115
Accounts payable	118,756	112,428
Accrued liabilities	169,277	178,560
Long-term debt - current	2,051	2,276
Total current liabilities	297,591	295,379

Long-term debt	664,015	699,868
Accrued retirement benefits	94,066	98,171
Deferred income taxes	88,117	91,668
Long-term tax liability	59,063	59,063
Other liabilities	46,045	49,400

Commitments and contingencies (Note 16)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2021 - 64,183,161 shares; 2020 - 64,171,321 shares)	642	642
Additional paid-in capital	503,937	501,531
Treasury stock, at cost (2021 - 13,531,343 shares; 2020 - 13,530,074 shares)	(517,060)	(516,992)
Retained earnings	1,531,065	1,519,811
Accumulated other non-owner changes to equity	(167,217)	(122,315)
Total stockholders' equity	1,351,367	1,382,677
Total liabilities and stockholders' equity	$2,600,264	$2,676,226

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net income	$19,382	$29,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,992	23,617
Gain on disposition of property, plant and equipment	(50)	(123)
Stock compensation expense	2,306	2,552
Seeger divestiture charges	—	6,620
Changes in assets and liabilities, net of the effects of divestitures:
Accounts receivable	(7,590)	9,592
Inventories	78	(12,788)
Prepaid expenses and other current assets	(4,882)	(3,227)
Accounts payable	9,121	1,328
Accrued liabilities	(6,456)	(7,885)
Deferred income taxes	(101)	462
Long-term retirement benefits	(569)	(3,518)
Other	2,381	826
Net cash provided by operating activities	35,612	47,189

Investing activities:
Proceeds from disposition of property, plant and equipment	83	185
Proceeds from the sale of businesses, net of cash sold	—	36,879
Capital expenditures	(7,855)	(11,912)
Other	3,758	—
Net cash (used) provided by investing activities	(4,014)	25,152

Financing activities:
Net change in other borrowings	5,354	20,775
Payments on long-term debt	(30,933)	(108,521)
Proceeds from the issuance of long-term debt	15,000	75,000
Proceeds from the issuance of common stock	125	183
Common stock repurchases	—	(15,550)
Dividends paid	(8,104)	(8,133)
Withholding taxes paid on stock issuances	(68)	(84)
Other	(5,816)	(7,252)
Net cash used by financing activities	(24,442)	(43,582)

Effect of exchange rate changes on cash flows	(2,331)	(3,111)
Increase in cash, cash equivalents and restricted cash	4,825	25,648
Cash, cash equivalents and restricted cash at beginning of period	91,468	93,805
Cash, cash equivalents and restricted cash at end of period	96,293	119,453
Less: Restricted cash, included in Prepaid expenses and other current assets	(6,198)	—
Less: Restricted cash, included in Other assets	(5,195)	(6,626)
Cash and cash equivalents at end of period	$84,900	$112,827

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data)
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income, comprehensive income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2020 has been derived from the 2020 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair statement of the results, have been included. Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

The COVID-19 pandemic ("COVID-19") has resulted in a disruption in business activities worldwide and has caused weakened economic conditions, both in the United States and abroad. COVID-19 has had, and may continue to have, a significant negative impact on the Company's ongoing operations and the end markets in which it serves. The Company has assessed the impacts that COVID-19 has had on its accounting estimates, assumptions and disclosures.

2. Divestiture

On December 20, 2019, the Company entered into a Share Purchase and Transfer Agreement ("SPA") with the Kajo Neukirchen Group ("KNG") to sell the Seeger business, consisting of partnership interests and shares, respectively, of Seeger-Orbis GmbH & Co. OHG and Seeger-Orbis Mechanical Components (Tianjin) Co., Ltd. (“Seeger”) for 42,500 Euros, subject to certain adjustments. The Company completed the sale of the Seeger business to KNG effective February 1, 2020. Gross proceeds received were 38,964 Euros ($42,915) after consideration of post-closing adjustments, which were made during the fourth quarter of 2020, pursuant to the terms of the SPA. The Company yielded net cash proceeds of $36,062 after consideration of cash sold and transaction costs. Resulting tax charges of $4,211 were recognized in the first quarter of 2020 following the completion of the sale. Divestiture charges of $2,409 resulted from the completion of the sale and were recorded within Selling and Administrative expenses on the Consolidated Statements of Income in the quarter ended March 31, 2020.

The Company utilized the proceeds from the sale to reduce debt under the Amended Credit Agreement. Pursuant to the SPA, 6,000 Euros of the proceeds were placed in escrow and will be released through 2024, pending any potential settlement of claims. Cash related to a pending claim would remain in escrow until a final determination of the claim has been made. The Company has recorded the restricted cash in Prepaid Expenses and Other Current Assets and Other Assets (non-current) as of March 31, 2021.

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

In December 2019, the FASB amended its guidance related to income taxes. The amended guidance simplifies the accounting for income taxes, eliminating certain exceptions to the general income tax principles, in an effort to reduce the cost and complexity of application. The amended guidance is effective for annual periods beginning after December 15, 2020, and interim periods within those reporting periods. Early adoption is permitted in any interim or annual period. The guidance requires application on either a prospective, retrospective or modified retrospective basis, contingent on the income tax exception being applied. The Company has adopted this guidance, on a prospective basis, on January 1, 2021 and it did not have a material impact on the Company's Consolidated Financial Statements.

Recently Issued Accounting Standards

The United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced its intent to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified the Secured Overnight Financing Rate (“SOFR”) as its preferred benchmark alternative to U.S. dollar LIBOR. Published by the Federal Reserve Bank of New York, SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. In March 2020, in response to this transition, the FASB issued guidance related to this rate reform, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued by reference rate reform, and addresses operational issues likely to arise in modifying contracts to replace discontinued reference rates with new rates. In January 2021, the FASB issued further clarifying guidance regarding derivatives, as it relates to this transition. The guidance is effective through December 31, 2022. The Company’s Amended Credit Agreement (Note 9) and corresponding interest rate Swaps (Note 11) are tied to LIBOR, with each maturing in February 2026. The Company is continuing to monitor the potential impact of the replacement of LIBOR, but does not anticipate a material impact on our business, financial condition, results of operations or cash flows.

4. Revenue

The Company is a global provider of highly engineered products, differentiated industrial technologies, and innovative solutions, serving a wide range of end markets and customers. Its specialized products and services are used in far-reaching applications including aerospace, transportation, manufacturing, automation, healthcare and packaging.

Revenue is recognized by the Company when control of the product or solution is transferred to the customer. Control is generally transferred when products are shipped or delivered to customers, title is transferred, and the significant risks and rewards of ownership have transferred, and the Company has rights to payment and rewards of ownership pass to the customer. Customer acceptance may also be a factor in determining whether control of the product has transferred. Although revenue is generally transferred at a point in time, a certain portion of the Company's businesses with customized products or contracts in which the Company performs work on customer-owned assets requires the use of an over time recognition model as certain contracts meet one or more of the established criteria pursuant to the accounting guidance. Also, service revenue is recognized as control transfers, which is concurrent with the services being performed.

The following table presents the Company's revenue disaggregated by products and services, and geographic regions, by segment:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Industrial	Aerospace	Total Company	Industrial	Aerospace	Total Company
Products and Services
Engineered Components Products	$48,286	$—	$48,286	$47,707	$—	$47,707
Molding Solutions Products	108,547	—	108,547	97,406	—	97,406
Force & Motion Control Products	45,657	—	45,657	39,791	—	39,791
Automation Products	17,497	—	17,497	14,196	—	14,196
Aerospace Original Equipment Manufacturer Products	—	55,528	55,528	—	81,706	81,706
Aerospace Aftermarket Products and Services	—	26,114	26,114	—	49,865	49,865
	$219,987	$81,642	$301,629	$199,100	$131,571	$330,671

Geographic Regions (A)
Americas	$82,895	$59,009	$141,904	$80,644	$92,578	$173,222
Europe	88,674	14,151	102,825	81,864	25,163	107,027
Asia	46,760	7,647	54,407	35,493	11,696	47,189
Rest of World	1,658	835	2,493	1,099	2,134	3,233
	$219,987	$81,642	$301,629	$199,100	$131,571	$330,671

(A) Sales by geographic region are based on the location to which the product is shipped.

Revenue from products and services transferred to customers at a point in time accounted for approximately 80 percent and 85 percent of total revenue for the three-month periods ended March 31, 2021 and 2020, respectively. A majority of revenue within the Industrial segment and Aerospace OEM business, along with a portion of revenue within the Aerospace Aftermarket business, is recognized at a point in time, primarily when the product or solution is shipped to the customer.

Revenue from products and services transferred to customers over-time accounted for approximately 20 percent and 15 percent of total revenue for the three-month periods ended March 31, 2021, and 2020, respectively. The Company recognizes revenue over-time in instances where a contract supports a continual transfer of control to the customer. Substantially all of our revenue in the Aerospace maintenance repair and overhaul business (within Aftermarket Products and Services) and a portion of the Engineered Components products, Molding Solutions products and Aerospace OEM products is recognized over-time. Within the Molding Solutions and Aerospace Aftermarket businesses, this continual transfer of control to the customer results from repair and refurbishment work performed on customer-controlled assets. With other contracts, this continual transfer of control to the customer is supported by clauses in the contract, or governing commercial law for the relevant jurisdiction, where we deliver products that do not have an alternative use and require an enforceable right to payment of costs incurred (plus a reasonable profit) or the Company has a contractual right to complete any work in process and receive full contract price.

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

A performance obligation represents a promise within a contract to provide a distinct good or service to the customer. Revenue is recognized in an over-time model based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company utilizes the cost-to-cost measure of progress for over time contracts as we believe this measure best depicts the transfer of control to the customer, which occurs as we incur costs on contracts.

Adjustments to net sales, cost of sales and the related impact to operating income are recognized as necessary in the period they become known. Revenue recognized from performance obligations satisfied in previous periods was not material in both the three months ended March 31, 2021 and 2020.

Contract Balances. The timing of revenue recognition, invoicing and cash collections affect accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets.

Unbilled Receivables (Contract Assets) - Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized when 1) the cost-to-cost method is applied and 2) such revenue exceeds the amount invoiced to the customer. Unbilled receivables are included within Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

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

Net contract asset (liabilities) consisted of the following:

	March 31, 2021	December 31, 2020	$ Change	% Change
Unbilled receivables (contract assets)	$35,796	$33,009	$2,787	8%
Contract liabilities	(35,046)	(39,865)	4,819	(12)%
Net contract asset (liabilities)	$750	$(6,856)	$7,606	NM
NM - Not Meaningful

Contract liabilities balances at March 31, 2021 and December 31, 2020 include $11,158 and $12,750, respectively, of customer advances for which the Company has an unconditional right to collect payment. Accounts receivable, as presented on the Consolidated Balance Sheet, include corresponding balances at March 31, 2021 and December 31, 2020, respectively.

Changes in the net contract asset during the three-month period ended March 31, 2021 included a $4,819 decrease in contract liabilities, driven primarily by revenue recognized in the current period, partially offset by new customer advances and deposits. Adding to this net contract asset increase was a $2,787 increase in contract assets, driven primarily by contract progress (i.e. unbilled receivable), partially offset by earlier contract progress being invoiced to the customer.

The Company recognized approximately 40% of the revenue related to the contract liability balance as of December 31, 2020 during the three months ended March 31, 2021, and approximately 40% of the revenue related to the contract liability balance as of December 31, 2019 during the three months ended March 31, 2020, primarily representing revenue from the sale of molds and hot runners within the Molding Solutions business.

Remaining Performance Obligations. The Company has elected to disclose remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed and, for Aerospace, excludes projections of components and assemblies that Aerospace OEM customers anticipate purchasing in the future under existing programs, which represent orders that are beyond lead time and do not represent performance obligations pursuant to accounting guidance. As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $178,459. The Company expects to recognize revenue on approximately 70% of the remaining performance obligations over the next 12 months, with the remainder being recognized within 24 months.

5. Stockholders' Equity

A schedule of consolidated changes in equity for the three months ended March 31, 2021 is as follows (shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2020	64,171	$642	$501,531	13,530	$(516,992)	$1,519,811	$(122,315)	$1,382,677
Comprehensive income	—	—	—	—	—	19,382	(44,902)	(25,520)
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,104)	—	(8,104)
Employee stock plans	12	—	2,406	1	(68)	(24)	—	2,314
March 31, 2021	64,183	$642	$503,937	13,531	$(517,060)	$1,531,065	$(167,217)	$1,351,367

A schedule of consolidated changes in equity for the three months ended March 31, 2020 is as follows (shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2019	63,873	$639	$489,282	13,051	$(498,074)	$1,489,176	$(210,495)	$1,270,528
Comprehensive income	—	—	—	—	—	29,733	(34,189)	(4,456)
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,133)	—	(8,133)
Common stock repurchases	—	—	—	396	(15,550)	—	—	(15,550)
Employee stock plans	17	—	2,743	2	(84)	(88)	—	2,571
March 31, 2020	63,890	$639	$492,025	13,449	$(513,708)	$1,510,688	$(244,684)	$1,244,960

6. Net Income Per Common Share

For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans. For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding was increased by 154,022 and 440,725 for the three-month periods ended March 31, 2021 and 2020, respectively.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three-month periods ended March 31, 2021 and 2020, the Company excluded 522,117 and 325,670 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive.

The Company granted 144,000 stock options, 104,029 restricted stock unit awards and 99,155 performance share awards ("PSAs") in February 2021 as part of its annual long-term incentive equity grant awards. All of the stock options and the restricted stock unit awards vest upon meeting certain service conditions. The restricted stock unit awards are included in basic weighted-average common shares outstanding as they contain nonforfeitable rights to dividend payments. The PSAs are part of the long-term Performance Share Award Program and are based on performance goals that are driven by a combination of independently measured metrics (depending on the grant year) with each metric being weighted equally. The metrics for awards granted in 2021 include the Company’s total shareholder return (“TSR”), return on invested capital (“ROIC”) and operating income before depreciation and amortization growth ("EBITDA growth"). The TSR and EBITDA growth metrics are designed to assess the long-term Company performance relative to the performance of companies included in the Russell 2000 Index over a three-year performance period. ROIC is designed to assess the Company's performance compared to pre-established Company targets over a three-year performance period. The participants can earn from zero to 250% of the target award and the award includes a forfeitable right to dividend equivalents, which are not included in the aggregate target award numbers. The fair value of the TSR is determined using a Monte Carlo valuation method as the award contains a market condition.

7. Inventories

The components of inventories consisted of:

	March 31, 2021	December 31, 2020
Finished goods	$78,023	$79,833
Work-in-process	75,858	76,542
Raw material and supplies	79,584	81,633
	$233,465	$238,008

8. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended March 31, 2021:

	Industrial	Aerospace	Total Company
December 31, 2020	$980,794	$30,786	$1,011,580
Foreign currency translation	(39,729)	—	(39,729)
March 31, 2021	$941,065	$30,786	$971,851

Other Intangible Assets:

Other intangible assets consisted of:

		March 31, 2021		December 31, 2020
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue Sharing Programs (RSPs)	Up to 30	$299,500	$(144,937)	$299,500	$(143,209)
Component Repair Programs (CRPs)	Up to 30	111,839	(31,918)	111,839	(30,869)
Customer relationships	10-16	338,366	(123,806)	338,366	(118,752)
Patents and technology	4-11	123,433	(79,623)	123,433	(77,311)
Trademarks/trade names	10-30	10,949	(10,431)	10,949	(10,377)
Other	Up to 15	10,746	(4,733)	10,746	(4,580)
		894,833	(395,448)	894,833	(385,098)
Unamortized intangible assets:
Trade names		55,670	—	55,670	—
Foreign currency translation		(13,907)	—	(1,273)	—
Other intangible assets		$936,596	$(395,448)	$949,230	$(385,098)

Estimated amortization of intangible assets for future periods is as follows: 2021 (remainder) - $32,000; 2022 - $42,000; 2023- $44,000; 2024 - $44,000, 2025 - $44,000 and 2026- $43,000.

9. Debt

Long-term debt and notes and overdrafts payable at March 31, 2021 and December 31, 2020 consisted of:

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Amended Credit Agreement	$558,526	$596,456	$593,622	$601,936
3.97% Senior Notes	100,000	109,282	100,000	109,151
Borrowings under lines of credit and overdrafts	7,507	7,507	2,115	2,115
Finance leases	7,343	8,508	8,268	8,650
Other foreign bank borrowings	197	199	254	257
	673,573	721,952	704,259	722,109
Less current maturities	(9,558)		(4,391)
Long-term debt	$664,015		$699,868
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

On October 8, 2020, the Company entered into the sixth amendment to its fifth amended and restated revolving credit agreement with Bank of America (the “Sixth Amendment”) and the first amendment to the Note Purchase Agreement with New York Life (the “First NPA Amendment”). The Sixth Amendment maintained the borrowing availability of $1,000,000 along with access to request $200,000 through an accordion feature. The Sixth Amendment and the First NPA Amendment provided for an increase in the Company’s maximum ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, from 3.25 times (or, if a certain permitted acquisition above $150,000 is consummated, 3.50 times) to 3.75 times in each case at the end of the four fiscal quarters, beginning with December 31, 2020, and regardless of whether a permitted acquisition, as defined, is consummated, providing additional financing flexibility and access to liquidity. Additionally, the Sixth Amendment requires the Company to maintain a maximum ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA, of not more than 3.75 times in each case, at the end of the four fiscal quarters, beginning with December 31, 2020 and regardless of whether a permitted acquisition, as defined, is consummated. Furthermore, the First NPA Amendment provides for (i) adjustments to the ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA, as defined, to conform to a more restrictive total leverage ratio that may be required under the Amended Credit Agreement, (ii) an increase in the amount of allowable add-back for restructuring charges when calculating Consolidated EBITDA from $15,000 to $25,000 and (iii) a required fee payment equal to 0.50% per annum times the daily outstanding principal amount of the note during each of the four fiscal quarters, following the quarter ended December 31, 2020, if the Company’s Senior Leverage Ratio, as defined, exceeds 3.25 times. In October 2020, the Company paid fees and expenses of $1,384 in conjunction with executing the Amendments; such fees have been deferred within Other Assets on the accompanying Consolidated Balance Sheet and are being amortized on the Consolidated Statements of Income.

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

As with the earlier facility, the Company's borrowing capacity is limited by various debt covenants in the Amended Credit Agreement, as described further below. The Amended Credit Agreement requires the Company to maintain a Senior Debt Ratio of not more than 3.75 times at the end of each fiscal quarter ending on or before September 30, 2021, after which the ratio will revert to 3.25 times (or, if a permitted acquisition above $150,000 is consummated, 3.50 times at the end of each of the first four fiscal quarters ending after the consummation of any such acquisition). In addition, the Amended Credit Agreement requires the Company to maintain a Total Debt Ratio of not more than 3.75 for each fiscal quarter (or, if a permitted acquisition above $150,000 is consummated, 4.25 times at the end of each of the first four fiscal quarters ending after the consummation of any such acquisition, however, such increase in the ratio will not be effective during any period prior to October 1, 2021). A ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25, is required at the end of each fiscal quarter. The Company paid fees and expenses of $4,279 in the first quarter of 2021 in conjunction with executing the Amended Credit Agreement; such fees have been deferred within Other assets on the Consolidated Balance and will be amortized into interest expense on the Consolidated Statements of Income through its maturity. Cash used to pay these fees has been recorded through other financing activities on the Consolidated Statements of Cash Flows.

Borrowings and availability under the Amended Credit Agreement were $558,526 and $441,474, respectively, at March 31, 2021 and borrowings and availability under the Sixth Amendment were $593,622 and $406,378, respectively, at December 31, 2020, subject to covenants in the Company's revolving debt agreements. At March 31, 2021, additional borrowings of $142,716 of Total Debt (including $142,716 of Senior Debt) would have been allowed under the financial covenants. The average interest rate on these borrowings was 1.48% and 1.42% on March 31, 2021 and December 31, 2020, respectively. Borrowings included Euro-denominated borrowings of 331,450 Euros ($388,525) at March 31, 2021 and 344,450 Euros ($423,622) at December 31, 2020. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

At March 31, 2021, the Company was in compliance with all applicable covenants. The Company currently anticipates that it will maintain compliance with all of its covenants in the next four quarters while continuing to monitor its future compliance based on current and future economic conditions. The Company's most restrictive financial covenant is the Senior Debt Ratio, which required the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.75 times at March 31, 2021. The actual ratio at March 31, 2021 was 3.09 times, as defined.

In addition, the Company has approximately $82,000 in uncommitted short-term bank credit lines ("Credit Lines") and overdraft facilities. The Credit Lines are accessed locally and are available primarily within the U.S., Europe and Asia. The Credit Lines are subject to the applicable borrowing rates within each respective country and vary between jurisdictions (i.e. LIBOR, Euribor, etc.). Under the Credit Lines, $7,500 was borrowed at March 31, 2021 at an average interest rate of 1.09% and $2,100 was borrowed at December 31, 2020 at an average interest rate of 1.10%. The Company had also borrowed $7 and $15 under the overdraft facilities at March 31, 2021 and December 31, 2020, respectively. Repayments under the Credit Lines are due within one month after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company also has several finance leases under which $7,343 and $8,268 was outstanding at March 31, 2021 and December 31, 2020, respectively. The fair value of the finance leases are based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

At March 31, 2021 and December 31, 2020, the Company also had other foreign bank borrowings of $197 and $254, respectively. The fair value of the other foreign bank borrowings was based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

10. Derivatives

The Company has manufacturing and sales facilities around the world and thus makes investments and conducts business transactions denominated in various currencies. The Company is also exposed to fluctuations in interest rates and commodity price changes. These financial exposures are monitored and managed by the Company as an integral part of its risk management program.

Derivative financial instruments have been used by the Company to hedge its exposure to fluctuations in interest rates. On April 28, 2017, the Company entered into an interest rate swap agreement (the "2017 Swap") with one bank which converts the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The 2017 Swap expires on January 31, 2022. On March 24, 2021, the Company entered into a new interest rate swap agreement (the "2021 Swap") with this same bank that will commence on

January 31, 2022 and will convert the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.17% plus the borrowing spread. The 2021 Swap will expire on January 30, 2026. These interest rate swap agreements (the "Swaps") remained in place at March 31, 2021 and are accounted for as cash flow hedges.

The Company also uses derivative financial instruments to hedge its exposures to fluctuations in foreign currency exchange rates. The Company has various contracts outstanding which primarily hedge recognized assets or liabilities and anticipated transactions in various currencies including the Euro, British pound sterling, U.S. dollar, Canadian dollar, Japanese yen, Singapore dollar, Korean won, Swedish kroner, Chinese renminbi, Mexican peso, Hong Kong dollar and Swiss franc. Certain foreign currency derivative instruments are treated as cash flow hedges of forecasted transactions. All foreign exchange contracts are due within two years.

The Company does not use derivatives for speculative or trading purposes or to manage commodity exposures.

The Company records the derivatives at fair value on the Consolidated Balance Sheets within Prepaid Expenses and Other Current Assets, Other Assets, Accrued Liabilities or Other Liabilities depending on their fair value and remaining contractual period. Changes in the fair market value of derivatives accounted for as cash flow hedges are recorded to accumulated other comprehensive income (loss) and reclassified to earnings in a manner that matches the earnings impact of the hedged transaction. Reclassifications to earnings for the Swaps are recorded through interest expense and reclassifications to earnings for foreign exchange contracts are recorded through net sales. Changes in the fair market value of the foreign exchange contracts that are not designated hedging instruments are recorded directly to earnings through other expense (income), net.

The fair values of derivatives were not material to the Company's Consolidated Balance Sheets as of March 31, 2021 or December 31, 2020. The activity related to the derivatives that have been designated hedging instruments was not material to the Company's Consolidated Financial Statements for the periods ended March 31, 2021 or 2020. The Company recognized losses of $3,302 and $12,195 related to the foreign exchange contracts that are not accounted for as hedging instruments within other expense (income), net, in the Consolidated Statements of Income for the three-month periods ended March 31, 2021 and 2020, respectively. Such losses were substantially offset by net gains recorded on the underlying hedged asset or liability (the "underlying"). Offsetting net gains or losses on the underlying are also recorded within other expense (income), net.

The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. Other financing cash flows during the three months ended March 31, 2021 and 2020, as presented on the Consolidated Statements of Cash Flows, include $1,567 and $7,212, respectively, of net cash payments related to the settlement of foreign currency hedges related to intercompany financing.

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

Level 3    Unobservable inputs for the asset or liability.

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Asset derivatives	$441	$—	$441	$—
Liability derivatives	(3,091)	—	(3,091)	—
Bank acceptances	10,509	—	10,509	—
Rabbi trust assets	3,306	3,306	—	—
Total	$11,165	$3,306	$7,859	$—

December 31, 2020
Asset derivatives	$1,642	$—	$1,642	$—
Liability derivatives	(1,988)	—	(1,988)	—
Bank acceptances	13,267	—	13,267	—
Rabbi trust assets	3,233	3,233	—	—
Total	$16,154	$3,233	$12,921	$—

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

12. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three Months Ended March 31,
Pensions	2021	2020
Service cost	$1,741	$1,649
Interest cost	3,172	3,817
Expected return on plan assets	(6,972)	(7,393)
Amortization of prior service cost	85	80
Amortization of actuarial losses	3,926	3,339
Net periodic benefit cost	$1,952	$1,492

	Three Months Ended March 31,
Other Postretirement Benefits	2021	2020
Service cost	$25	$22
Interest cost	206	264
Amortization of prior service cost	7	7
Amortization of actuarial losses	70	23
Net periodic benefit cost	$308	$316

The service cost component of net periodic benefit cost is included within cost of sales and selling and administrative expenses. The components of net periodic benefit cost other than the service cost component are included in Other Income (Expense) on the Consolidated Statements of Income.

13. Income Taxes

The Company's effective tax rate for the first quarter of 2021 was 28.1% compared with 31.5% in the first quarter of 2020 and 37.6% for the full year 2020. The decrease in the first quarter of 2021 effective tax rate from the full year 2020 rate is primarily due to an increase in projected earnings in jurisdictions with lower tax rates, a reduction in tax reserves due to statute of limitations expiration and the absence of tax expense related to the completed sale of the Seeger business in the first quarter of 2020. The tax rate benefits were partially offset by additional expense related to the global intangible low-tax income tax.

The Aerospace and Industrial segments have a number of multi-year tax holidays in Singapore and China. The tax holiday in China expired at the end of 2020. The Company has re-applied for approval of a potential three-year holiday in China which could reduce the tax rate. The Company anticipates notification of a decision on its application for the holiday in the latter half of 2021. These holidays are subject to the Company meeting certain commitments in the respective jurisdictions. Aerospace was granted an income tax holiday for operations recently established in Malaysia. This holiday commenced effective November 2020 and remains effective for a period of ten years from inception.

14. Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following tables set forth the changes in accumulated other comprehensive income (loss), net of tax, by component for the three-month periods ended March 31, 2021 and 2020:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
December 31, 2020	$(757)	$(142,119)	$20,561	$(122,315)
Other comprehensive (loss) income before reclassifications	(888)	498	(47,882)	(48,272)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	236	3,134	—	3,370
Net current-period other comprehensive (loss) income	(652)	3,632	(47,882)	(44,902)
March 31, 2021	$(1,409)	$(138,487)	$(27,321)	$(167,217)

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
December 31, 2019	$(115)	$(144,047)	$(66,333)	$(210,495)
Other comprehensive (loss) income before reclassifications	(2,879)	1,842	(36,333)	(37,370)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	542	2,639	—	3,181
Net current-period other comprehensive (loss) income	(2,337)	4,481	(36,333)	(34,189)
March 31, 2020	$(2,452)	$(139,566)	$(102,666)	$(244,684)

The following table sets forth the reclassifications out of accumulated other comprehensive income (loss) by component for the three-month periods ended March 31, 2021 and 2020:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Gains and losses on cash flow hedges
Interest rate contracts	$(449)	$(61)	Interest expense
Foreign exchange contracts	128	(523)	Net sales
	(321)	(584)	Total before tax
	85	42	Tax benefit
	(236)	(542)	Net of tax

Pension and other postretirement benefit items
Amortization of prior service costs	$(92)	$(87)	(A)
Amortization of actuarial losses	(3,996)	(3,362)	(A)
	(4,088)	(3,449)	Total before tax
	954	810	Tax benefit
	(3,134)	(2,639)	Net of tax

Total reclassifications in the period	$(3,370)	$(3,181)

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

Industrial is a global provider of highly-engineered, high-quality precision components, products and systems for critical applications serving a diverse customer base in end-markets such as transportation, industrial equipment, automation, personal care, packaging, electronics, and medical devices. Focused on innovative custom solutions, Industrial participates in the design phase of components and assemblies whereby customers receive the benefits of application and systems engineering, new product development, testing and evaluation, and the manufacturing of final products. Products are sold primarily through its direct sales force and global distribution channels. Industrial's Molding Solutions business designs and manufactures customized hot runner systems, advanced mold cavity sensors and process control systems, and precision high cavitation mold assemblies - collectively, the enabling technologies for many complex injection molding applications. The Force & Motion Control business provides innovative cost effective force and motion control solutions for a wide range of metal forming and other industrial markets. The Automation business designs and develops pneumatic robotic grippers, advanced end-of-arm tooling systems, sensors and other automation components for intelligent robotic handling solutions and industrial automation applications. Industrial's Engineered Components business manufactures and supplies precision mechanical products used in transportation and industrial applications, including mechanical springs, and high-precision punched and fine-blanked components.

Aerospace is a global manufacturer of complex fabricated and precision machined components and assemblies for turbine engines, nacelles and structures for both commercial and defense-related aircraft. The Aerospace Aftermarket business provides aircraft engine component maintenance, repair and overhaul ("MRO") services, including services performed under our Component Repair Programs (“CRPs”), for many of the world’s major turbine engine manufacturers, commercial airlines and the defense market. The Aerospace Aftermarket business also manufactures and supplies aerospace aftermarket spare parts, including through revenue sharing programs (“RSPs”) under which the Company receives an exclusive right to supply designated aftermarket parts over the life of specific aircraft engine programs.

The following tables set forth information about the Company's operations by its two reportable segments:

	Three Months Ended March 31,
	2021	2020
Net sales
Industrial	$219,992	$199,100
Aerospace	81,642	131,571
Intersegment sales	(5)	—
Total net sales	$301,629	$330,671

Operating profit
Industrial	$21,295	$17,924
Aerospace	11,085	31,389
Total operating profit	32,380	49,313
Interest expense	3,942	4,324
Other expense (income), net	1,463	1,594
Income before income taxes	$26,975	$43,395

	March 31, 2021	December 31, 2020
Assets
Industrial	$1,841,248	$1,908,389
Aerospace	614,029	623,547
Other (A)	144,987	144,290
Total assets	$2,600,264	$2,676,226

(A) "Other" assets include corporate-controlled assets, the majority of which are cash and cash equivalents and deferred tax assets.

16. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. The Company accrues its estimated exposure for warranty claims at the time of sale based upon the length of the warranty period, historical experience and other related information known to the Company. Liabilities related to product warranties and extended warranties were not material as of March 31, 2021 and December 31, 2020.

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

17. Business Reorganization

In June 2020, the Company announced restructuring and workforce reduction actions ("Actions") to be implemented across its businesses and functions in response to the macroeconomic disruption in global industrial and aerospace end markets arising from COVID-19. During 2020, a resulting pre-tax charge of $19,116 was recorded ($18,158 through operating profit), primarily related to employee severance and termination benefits (recorded largely during the second quarter of 2020). These actions were substantially complete as of December 31, 2020 and reduced the Company’s global workforce by approximately

8%. A corresponding liability of $6,715, per below, was included within accrued liabilities as of March 31, 2021. The Company does not expect any additional costs related to the Actions to be significant.

The following table sets forth the change in the liability related to these actions:

December 31, 2020	$13,151
Payments	(6,436)
March 31, 2021	$6,715

_________________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three month period ended March 31, 2021 and 2020, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 30, 2021 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Barnes Group Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries (the “Company”) as of March 31, 2021, and the related consolidated statements of income, of comprehensive income, and of cash flows for the three-month periods ended March 31, 2021 and 2020, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 22, 2021, which included a paragraph describing a change in the manner of accounting for leases in the 2019 financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 30, 2021

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Please refer to the Overview in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The Annual Report on Form 10-K and other documents related to the Company are located on the Company's website: www.bginc.com.

First Quarter Highlights

The Company reported net sales of $301.6 million in the first quarter of 2021, a decrease of $29.0 million or 8.8%, from the first quarter of 2020. Organic sales decreased by $34.3 million, or 10.4%, including a decrease of $49.9 million, or 37.9% at Aerospace, partially offset by an increase of $15.6 million, or 7.8%, at Industrial. On a sequential basis relative to the fourth quarter of 2020, sales increased 4.1%. The year-over-year decrease at Aerospace is driven largely by a volume decline resulting from the impacts of the COVID-19 pandemic (see below). Industrial end markets continued to recover during the first quarter of 2021, benefiting sales volumes accordingly, although lingering signs of COVID-19 remain. The Company completed the sale of its Seeger business on February 1, 2020, reducing sales by $5.0 million during the first quarter of 2021 relative to the prior year period. The weakening of the U.S. dollar against foreign currencies increased net sales within the Industrial segment by approximately $10.3 million. Operating margins decreased from 14.9% in the 2020 period to 10.7% in the current period, largely a result of the profit impact of lower sales volumes, partially offset by productivity and cost initiatives including workforce reductions, as well as reductions in overtime and discretionary spending initiatives.

Impact of COVID-19

The COVID-19 pandemic has resulted in a disruption in business activities worldwide and caused weakened economic conditions, both in the United States and abroad. Beginning during the first quarter of 2020, COVID-19 had a significant impact on order rates within Industrial and, on a more targeted basis, Aerospace end-markets. Financial conditions worsened during the second quarter of 2020. End markets and order activity have since improved within both segments. Industrial sales volumes and order rates strengthened during the first quarter of 2021, while the Aerospace Aftermarket businesses, although sequentially higher, remain impacted given lower passenger traffic and the removal of aircraft from service. Management anticipates continued sales pressure within the Aerospace Original Equipment Manufacturing ("OEM") business as certain aircraft programs have been and continue to be delayed. COVID-19 may continue to have further negative impacts on the Company's operations, customers and supply chain despite preventative measures taken.

The Company currently maintains sufficient liquidity and remained in compliance with all debt covenants as of March 31, 2021, and anticipates continued compliance in each of the next four quarters. The Company does not currently anticipate requiring any additional debt facilities. Given the current environment, the Company continues to closely monitor its cash generation, usage and preservation including the management of working capital to generate cash. To better align costs with the current business environment, the Company has taken several actions in earlier periods, which include restructuring and workforce reductions (the "Actions"). Resulting pre-tax charges of $18.2 million were recorded through operating profit in 2020 (primarily during the second quarter of 2020). See Note 17. Certain other cost savings initiatives (including those resulting from the Actions) remain in place, allowing the Company to partially offset the operating profit impacts of lower sales volumes during the current period.

RESULTS OF OPERATIONS

Net Sales

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Industrial	$220.0	$199.1	$20.9	10.5%
Aerospace	81.6	131.6	(49.9)	(37.9)%
Total	$301.6	$330.7	$(29.0)	(8.8)%

The Company reported net sales of $301.6 million in the first quarter of 2021, a decrease of $29.0 million or 8.8%, from the first quarter of 2020. Organic sales decreased by $34.3 million, or 10.4%, including a decrease of $49.9 million at Aerospace, partially offset by an increase of $15.6 million at Industrial. Sales at Industrial and Aerospace reflected sequential improvements of approximately 5% and 2%, respectively, in the first quarter of 2021, as compared with the fourth quarter of 2020. The year-over-year decrease at Aerospace was driven by declines in sales within both the OEM and Aftermarket businesses, resulting primarily from a global slowdown in aerospace markets, and more specifically a resultant decline in aircraft utilization and the removal of aircraft from service by certain airlines. From an Industrial standpoint, end markets improved on both a year-over-year and sequential basis, with sales and order improvements in each of the businesses. Medical end markets in which the Company participates remain strong from a year-over-year orders standpoint, although sales have declined relative to the comparative 2020 period. General industrial markets demonstrated significant strength in the current quarter, with both sales and order improvement on a year-over-year and sequential basis. Auto production rates continued to improve during the 2021 period, although pressures resulting from semiconductor shortages continue to impact near-term automotive production. The Automation business experienced organic sales growth during the current period given further expansion into end markets. The Company completed the sale of its Seeger business on February 1, 2020, reducing sales by $5.0 million during the first quarter of 2021 relative to the prior year period. The weakening of the U.S. dollar against foreign currencies increased net sales within the Industrial segment by approximately $10.3 million.

Expenses and Operating Income

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Cost of sales	$194.7	$208.2	$(13.6)	(6.5)%
% sales	64.5%	63.0%
Gross profit (1)	$106.9	$122.4	$(15.5)	(12.7)%
% sales	35.5%	37.0%
Selling and administrative expenses	$74.6	$73.1	$1.4	2.0%
% sales	24.7%	22.1%
Operating income	$32.4	$49.3	$(16.9)	(34.3)%
% sales	10.7%	14.9%

(1) Sales less cost of sales.

Cost of sales in the first quarter of 2021 decreased 6.5% from the 2020 period and gross profit margin decreased from 37.0% in the 2020 period to 35.5% in the 2021 period. Gross margins declined at Aerospace, and to a lesser extent, at Industrial. At Industrial, gross profit increased primarily as a result of the profit contribution of increased sales volumes, combined with cost savings initiatives discussed above, including workforce reductions. Within Aerospace, lower volumes within the maintenance repair and overhaul and spare parts businesses, in particular, contributed to declines in both gross profit and gross margin during the first quarter of 2021. Selling and administrative expenses in the first quarter of 2021 increased 2.0% from the 2020 period due primarily to an increase in employee related costs, including incentive compensation at Industrial. Partially offsetting this increase were the cost benefits of productivity and cost initiatives that included workforce reductions and discretionary spending initiatives. As well, the first quarter of 2020 included $2.4 million of divestiture charges related to the completion of the Seeger sale. As a percentage of sales, selling and administrative costs increased from 22.1% in the first quarter of 2020 to 24.7% in the 2021 period. Operating income in the first quarter of 2021 decreased by 34.3% to $32.4 million compared with the first quarter of 2020 and operating income margin decreased from 14.9% to 10.7%, primarily driven by the items above.

Interest expense
Interest expense decreased by $0.4 million in the first quarter of 2021 as compared with the prior year period, primarily a result of decreased average borrowings, partially offset by a higher interest rate.

Other expense (income), net
Other expense (income), net in the first quarter of 2021 was $1.5 million compared to $1.6 million in the first quarter of 2020.

Income Taxes
The Company's effective tax rate for the first quarter of 2021 was 28.1% compared with 31.5% in the first quarter of 2020 and 37.6% for the full year 2020. The decrease in the first quarter of 2021 effective tax rate from the full year 2020 rate is primarily due to an increase in projected earnings in jurisdictions with lower tax rates, a reduction in tax reserves due to statute of limitations expiration and the absence of tax expense related to the completed sale of the Seeger business in the first quarter of 2020. The tax rate benefits were partially offset by additional expense related to the global intangible low-tax income tax.

The Aerospace and Industrial segments have a number of multi-year tax holidays in Singapore and China. The tax holiday in China expired at the end of 2020. The Company has re-applied for approval of a potential three-year holiday in China which could reduce the tax rate. The Company anticipates notification of a decision on its application for the holiday in the latter half of 2021. These holidays are subject to the Company meeting certain commitments in the respective jurisdictions. Aerospace was granted an income tax holiday for operations recently established in Malaysia. This holiday commenced effective November 2020 and remains effective for a period of ten years from inception.

Income and Income per Share

	Three Months Ended March 31,
(in millions, except per share)	2021	2020	Change
Net income	$19.4	$29.7	$(10.4)	(34.8)%
Net income per common share:
Basic	$0.38	$0.58	$(0.20)	(34.5)%
Diluted	0.38	0.58	(0.20)	(34.5)%
Weighted average common shares outstanding:
Basic	50.9	51.1	(0.1)	(0.2)%
Diluted	51.1	51.5	(0.4)	(0.8)%

Basic and diluted net income per common share decreased for the three-month period as compared to 2020 due to a decrease in net income year over year. Basic weighted average common shares outstanding decreased due to the repurchase of 396,000 shares during 2020 as part of the Company's publicly announced Repurchase Program. The impact of the repurchased shares was partially offset by the issuance of additional shares for employee stock plans. Diluted weighted average common shares outstanding decreased due to the decrease in basic weighted average common shares outstanding as well as a decrease in the dilutive effect of potentially issuable shares.
Financial Performance by Business Segment

Industrial

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Sales	$220.0	$199.1	$20.9	10.5%
Operating profit	21.3	17.9	3.4	18.8%
Operating margin	9.7%	9.0%

Sales at Industrial were $220.0 million in the first quarter of 2021, a $20.9 million, or 10.5% increase from the first quarter of 2020. Organic sales increased by $15.6 million, or 7.8%, during the 2021 period, driven by improved volumes across the businesses. On a sequential basis, Industrial sales increased by approximately 5% in the first quarter of 2021 relative to the fourth quarter of 2020, providing indications of a continued recovery within our end markets. Industrial end markets improved, although certain effects of COVID-19 lingered. Strong volumes and order rates continued within our medical markets, consistent with this market trend throughout the pandemic. Auto production rates continued to improve during the 2021 period, though were slightly tempered by semiconductor shortages that continue to impact near-term automotive production. The release of certain orders related to automotive model changes, earlier deferred by customers due to economic uncertainty, provided benefit to Industrial during the first quarter of 2021. The Automation business saw organic sales growth during the current period, continuing signs of strength beginning during the third quarter of 2020. Orders within the personal care and packaging markets began to improve during the back end of 2020, with strength within personal care orders continuing into 2021, reflecting the release of some previously deferred projects. The Company completed the sale of its Seeger business in February 2020, reducing sales by $5.0 million during the first quarter of 2021 relative to the prior year period. Foreign currency increased sales by approximately $10.3 million as the U.S. dollar weakened against foreign currencies.

The operating profit in the first quarter of 2021 at Industrial was $21.3 million, an increase of $3.4 million from first quarter operating profit of $17.9 million in 2020. Operating profit benefited from the profit contribution of increased organic sales volumes and the continued benefits of cost initiatives that were taken in earlier periods, including workforce reductions and discretionary spending initiatives. These benefits were partially offset by an increase in employee related costs, including incentive compensation, and investments into innovation. Operating margin increased from 9.0% in the 2020 period to 9.7% in the 2021 period, driven primarily by the items described above.

Outlook: In Industrial, management remains focused on generating organic sales growth through the introduction of new products and services and by leveraging the benefits of its diversified products and global industrial end-markets, however our end markets continue to recover from the impacts of COVID-19 and related supply chain constraints. Markets within our key regions of China, Europe and North America have begun to show signs of recovery as order rates have improved further during the first quarter of 2021, however some level of uncertainty remains within certain of our end-markets. General industrial end markets have recently shown significant improvement and a continuation is anticipated as the broader economy recovers. For overall industrial end-markets, the manufacturing Purchasing Managers' Index ("PMI") are above 50 in all regions. PMI within the United States and Europe have continued to improve during 2021, with slight deterioration in China since the end of the year. All regions remain above 50, with particular strength in the U.S. and certain regions within Europe (above 60). Global forecasted production for light vehicles has also remained strong within the Europe, China and North America markets, a positive sign for our businesses. Production, however, has recently come under pressure due to semiconductor shortages that are expected to impact near-term automotive builds, tempering overall strength within the transportation markets during the first quarter of 2021. Management also continues to track closely the impact of pricing changes and lead times on raw materials. Within our Molding Solutions business, global medical markets remain healthy and are expected to remain favorable given the recent demands of COVID-19, an aging population and expanded medical applications. The automotive hot runner and tool and die markets continue to improve following the release of projects with automotive original equipment manufacturers related to model launches, including new electric vehicles. Orders within the packaging market have improved on a year-over-year basis, however proposed environmental regulations affecting product and packaging composition and disposability may impact future sales within these end markets. Automation end-markets continue to trend positively with increased order activity as we enter 2021 and we look to expand further into adjacent end-markets. Overall industrial end-markets may be impacted by uncertainty related to current and potential future tariffs. As noted above, our sales were positively impacted by $10.3 million from fluctuations in foreign currencies. To the extent that the U.S. dollar fluctuates relative to other foreign currencies, our sales may be impacted relative to the prior year periods. The relative impact on operating profit is not expected to be as significant as the impact on sales as most of our businesses have expenses primarily denominated in local currencies, where their revenues reside, however operating margins may be impacted. Management is focused on sales growth through innovation, acquisition and expanding geographic reach. Strategic investments in new technologies, manufacturing processes and product development are expected to provide benefits over the long term and management continues to evaluate such opportunities.

The Company is focused on the proactive management of costs to mitigate any residual impacts of COVID-19 on operating profit. Management also remains focused on strategic investments and new product and process introductions, as well as driving productivity by leveraging the Barnes Enterprise System ("BES"). Cost saving initiatives taken include the workforce reductions described above, in addition to discretionary spending initiatives. The Company continues to manage its cost structure to align with the intake of orders and sales given some level of remaining uncertainty within certain end-markets as we progress through 2021. Management will continue to explore opportunities for additional cost savings, while working closely with vendors and customers as it relates to the timing of deliveries and pricing initiatives. It is anticipated that operating profit will continue to be impacted by changes in sales volume noted above, mix and pricing, freight costs and the levels of short-term investments made within each of the Industrial businesses. Operating profit may also be impacted by enactment of or changes in tariffs, trade agreements and trade policies that may affect the cost, lead times and/or availability of goods, including but not limited to, aluminum and steel. Costs associated with new product and process introductions, restructuring and other cost initiatives, strategic investments and the integration of acquisitions may negatively impact operating profit.

Aerospace

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Sales	$81.6	$131.6	$(49.9)	(37.9)%
Operating profit	11.1	31.4	(20.3)	(64.7)%
Operating margin	13.6%	23.9%

The Aerospace segment reported sales of $81.6 million in the first quarter of 2021, a 37.9% decrease from the first quarter of 2020. Sales declined within both the Aerospace OEM and Aftermarket businesses relative to the 2020 period. On a sequential basis, however, Aerospace sales improved modestly by approximately 2% in the first quarter of 2021 relative to the fourth quarter of 2020. The sales mix within the businesses varied on a sequential basis, as OEM sales remained flat and Aftermarket sales improved by approximately 10% relative to the fourth quarter of 2020. The year-over-year decline in OEM sales was driven by COVID-19, which continued to impact the broader aerospace industry as the Company entered 2021. OEM sales, more specifically, continued to experience the impact of earlier reductions in engine and airframe build schedules, in addition to higher levels of inventory within the supply chain. The order schedules of our OEM customers began to stabilize during the first quarter of 2021. Sales within the Aftermarket Maintenance Repair and Overhaul ("MRO") and spare parts businesses also declined during the first quarter of 2021 on a year-over-year basis as airline traffic and aircraft utilization severely declined relative to the first quarter of 2020 given the removal of aircraft from service by airlines. Sequentially, however, the MRO business showed signs of a gradual recovery during the first quarter of 2021 as the distribution of vaccines increased, certain domestic health and travel restrictions were lifted and passenger traffic improved. Sales within the segment are largely denominated in U.S. dollars and therefore were not significantly impacted by changes in foreign currency.

Operating profit at Aerospace in the first quarter of 2021 decreased 64.7% from the first quarter of 2020 to $11.1 million. The operating profit decrease resulted from the profit impact of lower volumes within each of the businesses, as discussed above, partially offset by productivity and cost savings initiatives including reductions in workforce, reduced overtime and discretionary spending initiatives. Government incentives in certain non-U.S. regions also benefited operating margins. Operating margin decreased from 23.9% in the 2020 period to 13.6% in the 2021 period primarily as a result of lower demand across the businesses.

Outlook: Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the worldwide economy and are supported by its order backlog through participation in certain strategic commercial and defense-related engine and airframe programs. OEM sales and orders grew modestly in 2021 relative to the second half of 2020 and management anticipates gradual order improvement in the latter half of 2021 as customer schedules continue to normalize, albeit at lower levels. The Company expects, however, that the OEM business will continue to see lingering softness in demand for its manufactured components as aircraft production rates at Boeing and Airbus have been reduced. The duration and depth of the aerospace market disruptions remain uncertain at this time, however a recovery to pre-pandemic levels is expected to take several years. Aerospace management continues to work with customers to evaluate engine and airframe build schedules, giving management the ability to react timely to such changes. Management is also working closely with suppliers to align raw material schedules with production requirements. Management remains focused on executing long-term agreements while expanding our share of production on key programs. Backlog at OEM was $600.2 million at March 31, 2021, an increase of 4.9% since December 31, 2020, at which time backlog was $572.0 million. The recent trend of improved OEM orders would support a continued increase in OEM backlog as we enter 2021, as noted above, however backlog may also decline as Aerospace customers adjust orders based on their changing aircraft production schedules. Approximately 45% of OEM backlog is currently scheduled to ship in the next 12 months. If COVID-19 continues to have a material impact on the aviation industry, including our more significant OEM customers, it will continue to materially affect our Aerospace business and results of operations. The Aerospace OEM business may also be impacted by changes in the content levels on certain platforms, changes in customer sourcing decisions, adjustments to customer inventory levels, commodity availability and pricing, vendor sourcing capacity and the use of alternate materials. Additional impacts may include the redesign of parts, quantity of parts per engine, cost schedules agreed to under contract with the engine and airframe manufacturers, as well as the pursuit and duration of new programs.

COVID-19 continues to impact our Aerospace Aftermarket businesses. Significantly reduced aircraft utilization, increased levels of aircraft removed from service, and reduced airline profitability are expected to continue to negatively impact our business in the mid-term. The Aftermarket business has, however, showed signs of a gradual recovery during the first quarter as domestic passenger traffic improved, the distribution of vaccines increased and certain domestic health and travel restrictions were lifted. Sales in the Aerospace Aftermarket business may continue to be impacted by inventory management and changes in customer sourcing, deferred or limited maintenance activity during engine shop visits and the use of surplus (used) material during the engine repair and overhaul process. Management believes that its Aerospace Aftermarket business continues to be competitively positioned based on well-established long-term customer relationships, including maintenance and repair contracts in the MRO business and long-term Revenue Sharing Programs ("RSPs") and Component Repair Programs ("CRPs"). The MRO business may also be impacted by airlines that closely manage their aftermarket costs as engine performance and quality improves. Fluctuations in fuel costs and their impact on airline profitability and behaviors within the aerospace industry could also impact levels and frequency of aircraft maintenance and overhaul activities, and airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the economics associated with new fuel efficient technologies.

Given the recent pressures on sales growth resulting from COVID-19, the Company remains focused on the proactive management of costs as it takes action to mitigate continued pressure on operating profit. Cost saving initiatives taken include the workforce reductions and lower overtime described above, in addition to discretionary spending initiatives. Although taken in the prior year, these actions were critical in partially offsetting the lower profit contribution of lower sales in the current period. Aerospace will continue to explore opportunities for additional cost savings throughout 2021, including working closely with vendors and customers as it relates to the timing of deliveries and pricing initiatives. Management also remains focused on strategic investments and new product and process introductions. Driving productivity through the application of the Barnes Enterprise System continues as a key initiative. Operating profit is expected to be affected by the impact of the changes in sales volume noted above, mix and pricing, particularly as they relate to the higher profit Aftermarket RSP spare parts business, and investments made in each of its businesses. Operating profits may also be impacted by potential changes in tariffs, trade agreements and trade policies that may affect the cost and/or availability of goods. Costs associated with new product and process introductions, the physical transfer of work to other global regions, additional productivity initiatives and restructuring activities may also negatively impact operating profit.

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

To better align costs with the current business environment, the Company has taken several actions. During 2020, the Company announced the Actions that were taken across the businesses and functions in response to the macroeconomic disruption in global industrial and aerospace end markets. A resulting pre-tax charge of $18.2 million was recorded through operating profit during the second quarter of 2020 (Note 17), primarily related to employee severance and other termination benefits. The Actions were substantially completed in 2020 and reduced the Company’s global workforce by approximately 8%. The Company continues to invest within its businesses, with its estimate of 2021 capital spending to be approximately $50 million.

In October 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, as purchasers, for the issuance of $100.0 million aggregate principal amount of 3.97% senior notes due October 17, 2024 (the “3.97% Senior Notes”). The 3.97% Senior Notes are senior unsecured obligations of the Company and pay interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Senior Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Senior Notes in an amount equal to 100% of the principal amount of the 3.97% Senior Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The Note Purchase Agreement contains customary affirmative and negative covenants that are similar to the covenants required under the Amended Credit Agreement, as discussed below. At March 31, 2021, the Company was in compliance with all covenants under the Note Purchase Agreement.

On October 8, 2020, the Company entered into the sixth amendment to its fifth amended and restated revolving credit agreement with Bank of America (the “Sixth Amendment”) and the first amendment to the Note Purchase Agreement with New York Life (the “First NPA Amendment”). The Sixth Amendment maintained the borrowing availability of $1,000,000 along with access to request $200,000 through an accordion feature. The Sixth Amendment and the First NPA Amendment provided for an increase in the Company’s maximum ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, from 3.25 times (or, if a certain permitted acquisition above $150.0 million is consummated, 3.50 times) to 3.75 times in each case at the end of the four fiscal quarters, beginning with December 31, 2020, and regardless of whether a permitted acquisition, as defined, is consummated, providing additional financing flexibility and access to liquidity. Additionally, the Sixth Amendment requires the Company to maintain a maximum ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA, of not more than 3.75 times in each case, at the end of the four fiscal quarters, beginning with December 31, 2020 and regardless of whether a permitted acquisition, as defined, is consummated. Furthermore, the First NPA Amendment provides for (i) adjustments to the ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA, as defined, to conform to a more restrictive total leverage ratio that may be required under the Amended Credit Agreement, (ii) an increase in the amount of allowable add-back for restructuring charges when calculating Consolidated EBITDA from $15,000 to $25,000 and (iii) a required fee payment equal to 0.50% per annum times the daily outstanding principal amount of the note during each of the four fiscal quarters, following the quarter ended December 31, 2020, if the Company’s Senior Leverage Ratio, as defined, exceeds 3.25 times. In October 2020, the Company paid fees and expenses of $1,384 in conjunction with executing the Amendments; such fees have been deferred within Other Assets on the accompanying Consolidated Balance Sheet and are being amortized on the Consolidated Statements of Income.

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

The United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced its intent to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified the Secured Overnight Financing Rate (“SOFR”) as its preferred benchmark alternative to U.S. dollar LIBOR. Published by the Federal Reserve Bank of New York, SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. The Company’s Amended Credit Agreement and corresponding interest rate Swap are tied to LIBOR, with each maturing in February 2026, as noted above. The Company is continuing to monitor the potential impact of the replacement of LIBOR, but does not anticipate a material impact on our business, financial condition, results of operations and cash flows.

At March 31, 2021, the Company was in compliance with all applicable covenants. The Company anticipates continued compliance under the Agreements in each of the next four quarters. The Company's most restrictive financial covenant is the Senior Debt Ratio, which required the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.75 times at March 31, 2021. The actual ratio at March 31, 2021 was 3.09 times, as defined.

Management suspended share repurchase activity during 2020 as a result of COVID-19, and therefore no shares were repurchased during the first quarter of 2021. Going forward, management may resume share repurchase activity based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. See "Part II - Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds".

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the Amended Credit Facility and currently expects that its bank syndicate, comprised of 12 banks, will continue to support its recently executed Amended Credit Agreement which matures in February 2026. At March 31, 2021, the Company had $441.5 million unused and available for borrowings under its $1,000.0 million Amended Credit Facility, subject to covenants in the Company's revolving debt agreements. At March 31, 2021, additional borrowings of $142.7 million of Total Debt including $142.7 million of Senior Debt would have been allowed under the financial covenants. The Company intends to use borrowings under its Amended Credit Agreement to support the Company's ongoing growth initiatives as the Company continues to analyze potential acquisition targets and end markets that meet our strategic criteria with an emphasis on proprietary, highly-engineered industrial technologies. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements. The Company has not drawn on its debt agreements as a result of COVID-19, as it believes the availability of those funds are not at risk given the strength of the underlying bank syndicate. The Company maintains communication with its bank syndicate as it continues to monitor its cash requirements.

The Company had $7.5 million in borrowings under short-term bank credit lines at March 31, 2021.

On April 28, 2017, the Company entered into an interest rate swap agreement (the "2017 Swap") with one bank which converts the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The 2017 Swap expires on January 31, 2022. On March 24, 2021, the Company entered into a new interest rate swap agreement (the "2021 Swap") with this same bank that will commence on January 31, 2022 and will convert the interest on the first $100,000,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.17% plus the borrowing spread. The 2021 Swap will expire on January 30, 2026. These interest rate swap agreements (the "Swaps") remained in place at March 31, 2021 and are accounted for as cash flow hedges. At March 31, 2021, the Company's total borrowings were comprised of approximately 31% fixed rate debt and 69% variable rate debt. At December 31, 2020, the Company's total borrowings were comprised of approximately 30% fixed rate debt and 70% variable rate debt.

The Company completed the sale of the Seeger business to KNG effective February 1, 2020. Gross proceeds received were 39.0 million Euros ($42.9 million) after consideration of post-closing adjustments, which were made during the fourth quarter of 2020, pursuant to the terms of the SPA. The Company yielded net cash proceeds of $36.1 million after consideration of cash sold and transaction costs. Resulting tax charges of $4.2 million were recognized in the first quarter of 2020 following the completion of the sale. The Company utilized the proceeds from the sale to reduce debt under the Amended Credit Facility.

At March 31, 2021, the Company held $84.9 million in cash and cash equivalents, the majority of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions and are expected to primarily fund international investments.

The Company currently does not plan to make any additional discretionary contributions to its U.S. Qualified pension plans in 2021, however approximately $4.7 million is expected to be made into its U.S. Non-qualified and international pension plans throughout 2021.

Cash Flow

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Operating activities	$35.6	$47.2	$(11.6)
Investing activities	(4.0)	25.2	(29.2)
Financing activities	(24.4)	(43.6)	19.1
Exchange rate effect	(2.3)	(3.1)	0.8
Increase in cash	$4.8	$25.6	$(20.8)

Operating activities provided $35.6 million in the first three months of 2021 compared to $47.2 million in the first three months of 2020. Operating cash flows in the 2021 period included cash provided by working capital of $1.6 million compared to cash used by working capital of $1.9 million in the 2020 period, which was driven by growth in inventory.

Investing activities used $4.0 million in the first three months of 2021 and generated $25.2 million in the first three months of 2020. Net cash proceeds of $36.9 million from the sale of the Seeger business were included in investing activities for the 2020 period. See Note 2 of the Consolidated Financial Statements. Investing activities in the 2021 period included capital expenditures of $7.9 million compared to $11.9 million in the 2020 period. The Company expects capital spending in 2021 to approximate $50 million.

Financing activities in the first three months of 2021 included a net decrease in borrowings of $10.6 million compared to $12.7 million in the comparable 2020 period. During the first three months of 2020, the Company repurchased 0.4 million shares of the Company's stock at a cost of $15.6 million. No shares were repurchased during the first quarter of 2021. Total cash used to pay dividends was $8.1 million in the 2021 period and the 2020 period. Other financing cash flows during the first three months of 2021 and 2020 include $1.6 million and $7.2 million, respectively, of net cash payments resulting from the settlement of foreign currency hedges related to intercompany financing.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At March 31, 2021, $558.5 million was borrowed at an average interest rate of 1.48% under the Company's $1,000.0 million Amended Credit Facility which matures in February 2026. In addition, as of March 31, 2021, the Company had $7.5 million in borrowings under short-term bank credit lines. At March 31, 2021, the Company's total borrowings were comprised of 31% fixed rate debt and 69% variable rate debt. The interest payments on $100.0 million of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the respective interest rate swaps that were executed in April 2017 and March 2021.

Debt Covenants

As noted above, borrowing capacity is limited by various debt covenants in the Company's debt agreements. Following is a reconciliation of Consolidated EBITDA, a key metric in the debt covenants, to the Company's net income (in millions):

Four Fiscal Quarters Ended March 31, 2021
Net income	$53.0
Add back:
Interest expense	15.6
Income taxes	32.1
Depreciation and amortization	87.2
Adjustment for non-cash stock based compensation	10.0
Workforce reduction and restructuring charges (see Note 17)	19.5
Other adjustments	0.4
Consolidated EBITDA, as defined within the Amended Credit Agreement	$217.7

Consolidated Senior Debt, as defined, as of March 31, 2021	$673.6
Ratio of Consolidated Senior Debt to Consolidated EBITDA	3.09
Maximum	3.75
Consolidated Total Debt, as defined, as of March 31, 2021	$673.6
Ratio of Consolidated Total Debt to Consolidated EBITDA	3.09
Maximum	3.75
Consolidated Cash Interest Expense, as defined, as of March 31, 2021	$15.6
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	13.99
Minimum	4.25

The Amended Credit Agreement allows for certain adjustments within the calculation of the financial covenants. Other adjustments consist primarily of due diligence and transaction expenses as permitted under the Amended Credit Agreement. The Company's financial covenants are measured as of the end of each fiscal quarter. At March 31, 2021, additional borrowings of $142.7 million of Senior Debt would have been allowed under the covenants. Additional borrowings for Total Debt would also have been limited to $142.7 million at March 31, 2021. Senior Debt includes primarily the borrowings under the Amended Credit Agreement, the 3.97% Senior Notes and the borrowings under the lines of credit. The Company's unused committed credit facilities at March 31, 2021 were $441.5 million; however, the borrowing capacity was limited by the debt covenants to $142.7 million at March 31, 2021.

OTHER MATTERS

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 of the Consolidated Financial Statements in

the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The most significant areas involving management judgments and estimates are described in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. Actual results could differ from those estimates. There have been no material changes to such judgments and estimates.

EBITDA

Earnings before interest expense, income taxes, and depreciation and amortization ("EBITDA") for the first three months of 2021 was $52.9 million compared to $71.3 million in the first three months of 2020. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes, and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors. Accordingly, the calculation has limitations depending on its use.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Three Months Ended March 31,
	2021	2020
Net income	$19.4	$29.7
Add back:
Interest expense	3.9	4.3
Income taxes	7.6	13.7
Depreciation and amortization	22.0	23.6
EBITDA	$52.9	$71.3

FORWARD-LOOKING STATEMENTS

Certain of the statements in this quarterly report contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements often address our expected future operating and financial performance and financial condition, and often contain words such as "anticipate," "believe," "expect," "plan," "estimate," "project," "continue," "will," "should," and similar terms. These forward-looking statements do not constitute guarantees of future performance and are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. These include, among others: difficulty maintaining relationships with employees, customers, distributors, suppliers, business partners or governmental entities; failure to successfully negotiate collective bargaining agreements or potential strikes, work stoppages or other similar events; difficulties leveraging market opportunities; changes in market demand for our products and services; rapid technological and market change; the ability to protect and avoid infringing upon intellectual property rights; introduction or development of new products or transfer of work; higher risks in global operations and markets; the impact of intense competition; acts of terrorism, cybersecurity attacks or intrusions that could adversely impact our businesses; the impacts of the COVID-19 pandemic on our business, including on demand, supply chains, operations and our ability to maintain sufficient liquidity throughout the unknown duration and severity of the pandemic; the failure to achieve anticipated cost savings and benefits associated with workforce reductions and restructuring actions; uncertainties relating to conditions in financial markets; currency fluctuations and foreign currency exposure; future financial performance of the industries or customers that we serve; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; inability to realize expected sales or profits from existing backlog due to a range of factors, including changes in customer sourcing decisions, material changes, production schedules and volumes of specific programs; the impact of government budget and funding decisions; government tariffs, trade agreements and trade policies; the impact of new or revised tax laws and regulations; the adoption of laws, directives or regulations that impact the materials processed by our products or their end markets; changes in raw material or product prices and availability; the continuing impact of prior acquisitions and divestitures; and any other future strategic actions, including acquisitions, divestitures, restructurings, or strategic business realignments, and our ability to achieve the financial and operational targets set in connection with any such actions; the ability to achieve social and environmental performance goals; the outcome of pending and future legal, governmental, or regulatory proceedings and contingencies; product liabilities and uninsured claims; future repurchases of common stock; future levels of indebtedness; and numerous other matters of a global, regional or national scale, including those of a political, social, economic, business, competitive, environmental, regulatory and public health nature; and other risks and uncertainties described in documents filed with or furnished to the Securities and Exchange Commission ("SEC") by the Company, including, among others, those in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors sections of the Company's filings. The Company assumes no obligation to update its forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to such risk during the quarter ended March 31, 2021.

Item 4. Controls and Procedures

Management, including the Company's President and Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon, and as of the date of, our evaluation, the President and Chief Executive Officer and Interim Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects and designed to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to the Company's management, including our President and Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1-31, 2021	903		$53.86	—	3,704,000
February 1-28, 2021	172		$52.08	—	3,704,000
March 1-31, 2021	194		$55.52	—	3,704,000
Total	1,269	(1)	$53.87	—

(1)All acquisitions of equity securities during the first quarter of 2021 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

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

Item 6. Exhibits

Exhibit 10.1
Form of Barnes Group Inc. Stock and Incentive Award Plan Performance Share Award Summary of Grant and Performance Share Award Agreement for Officers and Other Individuals as Designated by the Compensation and Management Development Committee dated as of February 11, 2021.

Exhibit 10.2	Offer Letter to Lukas Hovorka, dated February 12, 2021.
Exhibit 15	Letter regarding unaudited interim financial information.
Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date:	April 30, 2021	/s/ MARIAN ACKER
Marian Acker
Interim Chief Financial Officer
(Principal Financial Officer)
and Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended March 31, 2021

Exhibit No.	Description	Reference
10.1
Form of Barnes Group Inc. Stock and Incentive Award Plan Performance Share Award Summary of Grant and Performance Share Award Agreement for Officers and Other Individuals as Designated by the Compensation and Management Development Committee dated as of February 11, 2021.
Filed with this report.
10.2	Offer Letter to Lukas Hovorka, dated February 12, 2021.	Filed with this report.
15	Letter regarding unaudited interim financial information.	Filed with this report.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed with this report.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	Filed with this report.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with this report.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with this report.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with this report.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with this report.