Form 10-Q
period 2021-06-30
BARNES GROUP INC
filed 2021-07-30
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

The registrant had outstanding 50,575,323 shares of common stock as of July 28, 2021.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended June 30, 2021

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$321,158	$235,537	$622,787	$566,207

Cost of sales	203,168	147,058	397,864	355,306
Selling and administrative expenses	79,447	78,364	154,000	151,472
	282,615	225,422	551,864	506,778
Operating income	38,543	10,115	70,923	59,429

Interest expense	4,475	3,898	8,416	8,223
Other expense (income), net	1,272	1,060	2,734	2,654
Income before income taxes	32,796	5,157	59,773	48,552
Income taxes	8,305	4,590	15,900	18,252
Net income	$24,491	$567	$43,873	$30,300

Per common share:
Basic	$0.48	$0.01	$0.86	$0.60
Diluted	0.48	0.01	0.86	0.59

Weighted average common shares outstanding:
Basic	50,933,222	50,764,575	50,933,373	50,912,854
Diluted	51,102,303	51,008,922	51,095,198	51,200,967

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$24,491	$567	$43,873	$30,300
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on hedging activities, net of tax (1)	102	811	(550)	(1,526)
Foreign currency translation adjustments, net of tax (2)	21,596	20,256	(26,286)	(16,077)
Defined benefit pension and other postretirement benefits, net of tax (3)	2,893	(4,023)	6,525	458
Total other comprehensive income (loss), net of tax	24,591	17,044	(20,311)	(17,145)
Total comprehensive income	$49,082	$17,611	$23,562	$13,155

(1) Net of tax of $31 and $269 for the three months ended June 30, 2021 and 2020, respectively, and $(153) and $(554) for the six months ended June 30, 2021 and 2020, respectively.

(2) Net of tax of $0 and $0 for the three months ended June 30, 2021 and 2020, respectively, and $0 and $(66) for the six months ended June 30, 2021 and 2020, respectively.

(3) Net of tax of $992 and $(1,198) for the three months ended June 30, 2021 and 2020, respectively, and $2,061 and $(388) for the six months ended June 30, 2021 and 2020, respectively.

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$91,134	$79,145
Accounts receivable, less allowances (2021 - $6,208; 2020 - $6,348)	260,203	251,460
Inventories	235,537	238,008
Prepaid expenses and other current assets	77,795	73,732
Total current assets	664,669	642,345

Deferred income taxes	21,899	22,092

Property, plant and equipment	912,206	910,378
Less accumulated depreciation	(554,803)	(539,431)
	357,403	370,947

Goodwill	986,061	1,011,580
Other intangible assets, net	534,836	564,132
Other assets	62,003	65,130
Total assets	$2,626,871	$2,676,226

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$14	$2,115
Accounts payable	124,458	112,428
Accrued liabilities	180,978	178,560
Long-term debt - current	1,983	2,276
Total current liabilities	307,433	295,379

Long-term debt	654,483	699,868
Accrued retirement benefits	93,633	98,171
Deferred income taxes	76,507	91,668
Long-term tax liability	52,114	59,063
Other liabilities	52,308	49,400

Commitments and contingencies (Note 16)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2021 - 64,199,988 shares; 2020 - 64,171,321 shares)	642	642
Additional paid-in capital	507,354	501,531
Treasury stock, at cost (2021 - 13,633,675 shares; 2020 - 13,530,074 shares)	(522,412)	(516,992)
Retained earnings	1,547,435	1,519,811
Accumulated other non-owner changes to equity	(142,626)	(122,315)
Total stockholders' equity	1,390,393	1,382,677
Total liabilities and stockholders' equity	$2,626,871	$2,676,226

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income	$43,873	$30,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,683	45,258
Gain on disposition of property, plant and equipment	(76)	(111)
Stock compensation expense	5,632	5,798
Seeger divestiture charges	—	6,620
Changes in assets and liabilities, net of the effects of divestitures:
Accounts receivable	(12,660)	89,426
Inventories	89	(32,551)
Prepaid expenses and other current assets	(3,473)	(6,607)
Accounts payable	13,880	(12,401)
Accrued liabilities	1,721	2,581
Deferred income taxes	(5,101)	(5,417)
Long-term retirement benefits	889	(2,730)
Long-term tax liability	(6,949)	—
Other	3,213	3,028
Net cash provided by operating activities	85,721	123,194

Investing activities:
Proceeds from disposition of property, plant and equipment	136	230
Proceeds from the sale of businesses, net of cash sold	—	36,879
Capital expenditures	(17,567)	(19,800)
Other	2,924	—
Net cash (used) provided by investing activities	(14,507)	17,309

Financing activities:
Net change in other borrowings	(2,184)	(2,167)
Payments on long-term debt	(56,502)	(189,370)
Proceeds from the issuance of long-term debt	25,000	75,000
Proceeds from the issuance of common stock	210	350
Common stock repurchases	(5,229)	(15,550)
Dividends paid	(16,194)	(16,205)
Withholding taxes paid on stock issuances	(191)	(137)
Other	(3,477)	(3,531)
Net cash used by financing activities	(58,567)	(151,610)

Effect of exchange rate changes on cash flows	(1,252)	(1,722)
Increase (decrease) in cash, cash equivalents and restricted cash	11,395	(12,829)
Cash, cash equivalents and restricted cash at beginning of period	91,468	93,805
Cash, cash equivalents and restricted cash at end of period	102,863	80,976
Less: Restricted cash, included in Prepaid expenses and other current assets	(6,970)	—
Less: Restricted cash, included in Other assets	(4,759)	(6,738)
Cash and cash equivalents at end of period	$91,134	$74,238

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data)
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income, comprehensive income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2020 has been derived from the 2020 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair statement of the results, have been included. Operating results for the six-month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

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

The Company utilized the proceeds from the sale to reduce debt under the Amended Credit Agreement. Pursuant to the SPA, 6,000 Euros of the proceeds were placed in escrow and will be released through 2024, pending any potential settlement of claims. Cash related to a pending claim would remain in escrow until a final determination of the claim has been made. The Company has recorded the restricted cash in Prepaid Expenses and Other Current Assets and Other Assets (non-current) as of June 30, 2021.

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

Recently Issued Accounting Standards

The United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced its intent to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified the Secured Overnight Financing Rate (“SOFR”) as its preferred benchmark alternative to U.S. dollar LIBOR. Published by the Federal Reserve Bank of New York, SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. In March 2020, in response to this transition, the FASB issued guidance related to this rate reform, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued by reference rate reform, and addresses operational issues likely to arise in modifying contracts to replace discontinued reference rates with new rates. In January 2021, the FASB issued further clarifying guidance regarding derivatives, as it relates to this transition. The guidance is effective through December 31, 2022. The Company’s Amended Credit Agreement (Note 9) and corresponding interest rate Swaps (Note 10) are tied to LIBOR, with each maturing in February 2026. The Company is continuing to monitor the potential impact of the replacement of LIBOR, but does not anticipate a material impact on our business, financial condition, results of operations or cash flows.

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

The following table presents the Company's revenue disaggregated by products and services, and geographic regions, by segment:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Industrial	Aerospace	Total Company	Industrial	Aerospace	Total Company
Products and Services
Engineered Components Products	$45,429	$—	$45,429	$25,961	$—	$25,961
Molding Solutions Products	122,612	—	122,612	93,779	—	93,779
Force & Motion Control Products	48,321	—	48,321	34,646	—	34,646
Automation Products	18,311	—	18,311	10,643	—	10,643
Aerospace Original Equipment Manufacturer Products	—	60,985	60,985	—	44,617	44,617
Aerospace Aftermarket Products and Services	—	25,500	25,500	—	25,891	25,891
	$234,673	$86,485	$321,158	$165,029	$70,508	$235,537

Geographic Regions (A)
Americas	$93,001	$65,638	$158,639	$53,911	$47,627	$101,538
Europe	90,094	13,263	103,357	68,351	14,440	82,791
Asia	50,746	7,096	57,842	41,763	7,537	49,300
Rest of World	832	488	1,320	1,004	904	1,908
	$234,673	$86,485	$321,158	$165,029	$70,508	$235,537

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Industrial	Aerospace	Total Company	Industrial	Aerospace	Total Company
Products and Services
Engineered Components Products	$93,715	$—	$93,715	$73,668	$—	$73,668
Molding Solutions Products	231,159	—	231,159	191,185	—	191,185
Force & Motion Control Products	93,978	—	93,978	74,437	—	74,437
Automation Products	35,808	—	35,808	24,838	—	24,838
Aerospace Original Equipment Manufacturer Products	—	116,513	116,513	—	126,323	126,323
Aerospace Aftermarket Products and Services	—	51,614	51,614	—	75,756	75,756
	$454,660	$168,127	$622,787	$364,128	$202,079	$566,207

Geographic Regions (A)
Americas	$175,896	$124,647	$300,543	$134,555	$140,205	$274,760
Europe	178,768	27,414	206,182	150,215	39,603	189,818
Asia	97,506	14,743	112,249	77,256	19,233	96,489
Rest of World	2,490	1,323	3,813	2,102	3,038	5,140
	$454,660	$168,127	$622,787	$364,128	$202,079	$566,207

(A) Sales by geographic region are based on the location to which the product is shipped.

Revenue from products and services transferred to customers at a point in time accounted for approximately 80 percent of total revenue for the three and six month periods ended June 30, 2021, and approximately 80 percent and 85 percent of total revenue for the three and six month periods ended June 30, 2020, respectively. A majority of revenue within the Industrial segment and Aerospace Original Equipment Manufacturer business ("OEM"), along with a portion of revenue within the Aerospace

Aftermarket Products and Services business ("Aftermarket"), is recognized at a point in time, primarily when the product or solution is shipped to the customer.

Revenue from products and services transferred to customers over-time accounted for approximately 20 percent of total revenue for the three and six month periods ended June 30, 2021, and approximately 20 percent and 15 percent for the three and six month periods ended June 30, 2020, respectively. The Company recognizes revenue over-time in instances where a contract supports a continual transfer of control to the customer. Substantially all of our revenue in the Aerospace maintenance repair and overhaul business (within Aftermarket Products and Services) and a portion of the revenue for Engineered Components products, Molding Solutions products and Aerospace OEM products is recognized over-time. Within the Molding Solutions and Aerospace Aftermarket businesses, this continual transfer of control to the customer results from repair and refurbishment work performed on customer-controlled assets. With other contracts, this continual transfer of control to the customer is supported by clauses in the contract, or governing commercial law for the relevant jurisdiction, where we deliver products that do not have an alternative use and require an enforceable right to payment of costs incurred (plus a reasonable profit) or the Company has a contractual right to complete any work in process and receive full contract price.

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

A performance obligation represents a promise within a contract to provide a distinct good or service to the customer. Revenue is recognized in an over-time model based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company utilizes the cost-to-cost measure of progress for over-time contracts as we believe this measure best depicts the transfer of control to the customer, which occurs as we incur costs on contracts.

Adjustments to net sales, cost of sales and the related impact to operating income are recognized as necessary in the period they become known. Revenue recognized from performance obligations satisfied in previous periods was not material in both the three and six month periods ended June 30, 2021 and 2020.

Contract Balances. The timing of revenue recognition, invoicing and cash collections affect accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets.

Unbilled Receivables (Contract Assets) - Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized when 1) the cost-to-cost method is applied and 2) such revenue exceeds the amount invoiced to the customer. Unbilled receivables are included within Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020.

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

Net contract assets (liabilities) consisted of the following:

	June 30, 2021	December 31, 2020	$ Change	% Change
Unbilled receivables (contract assets)	$36,362	$33,009	$3,353	10%
Contract liabilities	(30,781)	(39,865)	9,084	(23)%
Net contract assets (liabilities)	$5,581	$(6,856)	$12,437	NM
NM - Not Meaningful

Contract liabilities balances at June 30, 2021 and December 31, 2020 include $10,693 and $12,750, respectively, of customer advances for which the Company has an unconditional right to collect payment. Accounts receivable, as presented on the Consolidated Balance Sheet, include corresponding balances at June 30, 2021 and December 31, 2020, respectively.
Changes in the net contract asset during the six-month period ended June 30, 2021 included a $9,084 decrease in contract liabilities, driven primarily by revenue recognized in the current period, partially offset by new customer advances and deposits. Adding to this net contract assets increase was a $3,353 increase in contract assets, driven primarily by contract progress (i.e. unbilled receivable), partially offset by earlier contract progress being invoiced to the customer.

The Company recognized approximately 15% and 55% of the revenue related to the contract liabilities balance as of December 31, 2020 during the three- and six- months ended June 30, 2021, respectively, and approximately 15% and 50% of the revenue related to the contract liabilities balance as of December 31, 2019 during the three and six months ended June 30, 2020, respectively, primarily representing revenue from the sale of molds and hot runners within the Molding Solutions business.

Remaining Performance Obligations. The Company has elected to disclose remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed and, for Aerospace, excludes projections of components and assemblies that Aerospace OEM customers anticipate purchasing in the future under existing programs, which represent orders that are beyond lead time and do not represent performance obligations pursuant to accounting guidance. As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $178,261. The Company expects to recognize revenue on approximately 70% of the remaining performance obligations over the next 12 months, with the remainder to be recognized within 24 months.

5. Stockholders' Equity

A schedule of consolidated changes in equity for the six months ended June 30, 2021 is as follows (number of shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2020	64,171	$642	$501,531	13,530	$(516,992)	$1,519,811	$(122,315)	$1,382,677
Comprehensive income	—	—	—	—	—	19,382	(44,902)	(25,520)
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,104)	—	(8,104)
Employee stock plans	12	—	2,406	1	(68)	(24)	—	2,314
March 31, 2021	64,183	$642	$503,937	13,531	$(517,060)	$1,531,065	$(167,217)	$1,351,367
Comprehensive income	—	—	—	—	—	24,491	24,591	49,082
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,090)	—	(8,090)
Common stock repurchases	—	—	—	100	(5,229)	—	—	(5,229)
Employee stock plans	17	—	3,417	3	(123)	(31)	—	3,263
June 30, 2021	64,200	$642	$507,354	13,634	$(522,412)	$1,547,435	$(142,626)	$1,390,393

A schedule of consolidated changes in equity for the six months ended June 30, 2020 is as follows (number of shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2019	63,873	$639	$489,282	13,051	$(498,074)	$1,489,176	$(210,495)	$1,270,528
Comprehensive income	—	—	—	—	—	29,733	(34,189)	(4,456)
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,133)	—	(8,133)
Common stock repurchases	—	—	—	396	(15,550)	—	—	(15,550)
Employee stock plans	17	—	2,743	2	(84)	(88)	—	2,571
March 31, 2020	63,890	$639	$492,025	13,449	$(513,708)	$1,510,688	$(244,684)	$1,244,960
Comprehensive income	—	—	—	—	—	567	17,044	17,611
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,072)	—	(8,072)
Employee stock plans	14	—	3,394	1	(53)	(134)	—	3,207
June 30, 2020	63,904	$639	$495,419	13,450	$(513,761)	$1,503,049	$(227,640)	$1,257,706

6. Net Income Per Common Share

For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans. For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding was increased by 169,081 and 244,347 for the three- month periods ended June 30, 2021 and 2020, respectively, and by 161,825 and 288,113 for the six month periods ended June 30, 2021 and 2020, respectively.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three month periods ended June 30, 2021 and 2020, the Company excluded 503,078 and 525,738 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive. During the six month periods ended June 30, 2021 and 2020, the Company excluded 512,598 and 469,732 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive.

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

7. Inventories

The components of inventories consisted of:

	June 30, 2021	December 31, 2020
Finished goods	$85,640	$79,833
Work-in-process	69,403	76,542
Raw material and supplies	80,494	81,633
	$235,537	$238,008

8. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended June 30, 2021:

	Industrial	Aerospace	Total Company
December 31, 2020	$980,794	$30,786	$1,011,580
Foreign currency translation	(25,519)	—	(25,519)
June 30, 2021	$955,275	$30,786	$986,061

In the second quarter of 2021, management performed its annual impairment testing of goodwill and determined that there was no goodwill impairment.

Other Intangible Assets:

Other intangible assets consisted of:

		June 30, 2021		December 31, 2020
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue Sharing Programs (RSPs)	Up to 30	$299,500	$(146,870)	$299,500	$(143,209)
Component Repair Programs (CRPs)	Up to 30	111,839	(32,756)	111,839	(30,869)
Customer relationships	10-16	338,366	(129,112)	338,366	(118,752)
Patents and technology	4-11	123,433	(81,843)	123,433	(77,311)
Trademarks/trade names	10-30	10,949	(10,487)	10,949	(10,377)
Other	Up to 15	10,746	(4,929)	10,746	(4,580)
		894,833	(405,997)	894,833	(385,098)
Unamortized intangible assets:
Trade names		55,670	—	55,670	—
Foreign currency translation		(9,670)	—	(1,273)	—
Other intangible assets		$940,833	$(405,997)	$949,230	$(385,098)

Estimated amortization of intangible assets for future periods is as follows: 2021 (remainder) - $21,000; 2022 - $42,000; 2023- $44,000; 2024 - $44,000, 2025 - $44,000 and 2026- $43,000.

In the second quarter of 2021, management performed its annual impairment testing of its trade names, which are indefinite-lived intangible assets. Based on this assessment, there were no impairments.

9. Debt

Long-term debt and notes and overdrafts payable at June 30, 2021 and December 31, 2020 consisted of:

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Amended Credit Agreement	$549,376	$586,441	$593,622	$601,936
3.97% Senior Notes	100,000	107,764	100,000	109,151
Borrowings under lines of credit and overdrafts	14	14	2,115	2,115
Finance leases	6,936	7,186	8,268	8,650
Other foreign bank borrowings	154	155	254	257
	656,480	701,560	704,259	722,109
Less current maturities	(1,997)		(4,391)
Long-term debt	$654,483		$699,868
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

On October 8, 2020, the Company entered into the sixth amendment to its fifth amended and restated revolving credit agreement with Bank of America (the “Sixth Amendment”) and the first amendment to the Note Purchase Agreement with New York Life (the “First NPA Amendment” and, together with the Sixth Amendment, the "Amendments"). The Sixth Amendment maintained the borrowing availability of $1,000,000 along with access to request $200,000 through an accordion feature. The Sixth Amendment and the First NPA Amendment provided for an increase in the Company’s maximum ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, from 3.25 times (or, if a certain Permitted Acquisition above $150,000 is consummated, 3.50 times) to 3.75 times in each case at the end of the four fiscal quarters, beginning with December 31, 2020, and regardless of whether a Permitted Acquisition, as defined, is consummated, providing additional financing flexibility and access to liquidity. Additionally, the Sixth Amendment requires the Company to maintain a maximum ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA, of not more than 3.75 times in each case, at the end of the four fiscal quarters, beginning with December 31, 2020 and regardless of whether a permitted acquisition is consummated. Furthermore, the First NPA Amendment provides for (i) adjustments to the ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA, as defined, to conform to a more restrictive total leverage ratio that may be required under the Amended Credit Agreement, (ii) an increase in the amount of allowable add-back for restructuring charges when calculating Consolidated EBITDA from $15,000 to $25,000 and (iii) a required fee payment equal to 0.50% per annum times the daily outstanding principal amount of the note during each of the four fiscal quarters, following the quarter ended December 31, 2020, if the Company’s Senior Leverage Ratio, as defined, exceeds 3.25 times. In October 2020, the Company paid fees and expenses of $1,384 in conjunction with executing the Amendments; such fees have been deferred within Other Assets on the accompanying Consolidated Balance Sheet and are being amortized on the Consolidated Statements of Income.

On February 10, 2021, the Company and certain of its subsidiaries entered into the sixth amended and restated senior unsecured revolving credit agreement (the "Amended Credit Agreement") and retained Bank of America, N.A. as the Administrative Agent for the lenders. The Amended Credit Agreement maintains the $1,000,000 of availability within the facility, while increasing the available borrowings under the accordion feature from $200,000 to $250,000 (aggregate availability of $1,250,000) and extends the maturity date through February 2026. The Amended Credit Agreement also adjusts the interest rate to either the Eurocurrency rate, as defined in the Amended Credit Agreement, plus a margin of 1.175% to 1.775% or the base rate, as defined in the Amended Agreement, plus a margin of 0.175% and 0.775%, depending on the Company's leverage ratio at the time of the borrowing. Multi-currency borrowings, pursuant to the Amended Credit Agreement, bear interest at their respective interbank offered rate (i.e. Euribor) or 0.00% (higher of the two rates) plus a margin of between 1.175% to 1.775%. As with the earlier facility, the Company's borrowing capacity is limited by various debt covenants in the Amended Credit Agreement, as described further below. The Amended Credit Agreement requires the Company to maintain a Senior Debt Ratio of not more than 3.75 times at the end of each fiscal quarter ending on or before September 30, 2021, after which the ratio will revert to 3.25 times (or, if a permitted acquisition above $150,000 is consummated, 3.50 times at the end of each of the first four fiscal quarters ending after the consummation of any such acquisition). In addition, the Amended Credit Agreement requires the Company to maintain a Total Debt Ratio of not more than 3.75 for each fiscal quarter (or, if a permitted acquisition above $150,000 is consummated, 4.25 times at the end of each of the first four fiscal quarters ending after the consummation of any such acquisition, however, such increase in the ratio will not be effective during any period prior to October 1, 2021). A ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25, is required at the end of each fiscal quarter. The Company paid fees and expenses of $4,208 in the first quarter of 2021 in conjunction with executing the Amended Credit Agreement; such fees have been deferred within Other Assets on the Consolidated Balance Sheets and are being amortized into interest expense on the Consolidated Statements of Income through their maturity. Cash used to pay these fees has been recorded through other financing activities on the Consolidated Statements of Cash Flows.

Borrowings and availability under the Amended Credit Agreement were $549,376 and $450,624, respectively, at June 30, 2021 and borrowings and availability under the Sixth Amendment were $593,622 and $406,378, respectively, at December 31, 2020, subject to covenants in the Company's revolving debt agreements. At June 30, 2021, additional borrowings of $203,751 of Total Debt (including $203,751 of Senior Debt) would have been allowed under the financial covenants. The average interest rate on these borrowings was 1.70% and 1.42% on June 30, 2021 and December 31, 2020, respectively. Borrowings included Euro-denominated borrowings of 331,450 Euros ($394,376) at June 30, 2021 and 344,450 Euros ($423,622) at December 31, 2020. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

At June 30, 2021, the Company was in compliance with all applicable covenants. The Company currently anticipates that it will maintain compliance with all of its covenants in the next four quarters while continuing to monitor its future compliance based on current and future economic conditions. The Company's most restrictive financial covenant is the Senior Debt Ratio, which required the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.75 times at June 30, 2021. The actual ratio at June 30, 2021 was 2.86 times, as defined.

In addition, the Company has approximately $82,000 in uncommitted short-term bank credit lines ("Credit Lines") and overdraft facilities. The Credit Lines are accessed locally and are available primarily within the U.S., Europe and Asia. The Credit Lines are subject to the applicable borrowing rates within each respective country and vary between jurisdictions (i.e. LIBOR, Euribor, etc.). Under the Credit Lines, the Company had no borrowings at June 30, 2021 while $2,100 was borrowed at December 31, 2020 at an average interest rate of 1.10%. The Company had also borrowed $14 and $15 under the overdraft facilities at June 30, 2021 and December 31, 2020, respectively. Repayments under the Credit Lines are due within one month after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company also has several finance leases under which $6,936 and $8,268 was outstanding at June 30, 2021 and December 31, 2020, respectively. The fair value of the finance leases are based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

At June 30, 2021 and December 31, 2020, the Company also had other foreign bank borrowings of $154 and $254, respectively. The fair value of the other foreign bank borrowings was based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

10. Derivatives

The Company has manufacturing, service and sales facilities around the world and thus makes investments and conducts business transactions denominated in various currencies. The Company is also exposed to fluctuations in interest rates and commodity price changes. These financial exposures are monitored and managed by the Company as an integral part of its risk management program.

Derivative financial instruments have been used by the Company to hedge its exposure to fluctuations in interest rates. On April 28, 2017, the Company entered into an interest rate swap agreement (the "2017 Swap") with one bank which converts the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The 2017 Swap expires on January 31, 2022. On March 24, 2021, the Company entered into a new interest rate swap agreement (the "2021 Swap") with this same bank that will commence on January 31, 2022 and will convert the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.17% plus the borrowing spread. The 2021 Swap will expire on January 30, 2026. These interest rate swap agreements (collectively, the "Swaps") remained in place at June 30, 2021 and are accounted for as cash flow hedges.

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

The fair values of derivatives were not material to the Company's Consolidated Balance Sheets as of June 30, 2021 or December 31, 2020. The activity related to the derivatives that have been designated hedging instruments was not material to the Company's Consolidated Financial Statements for the periods ended June 30, 2021 or 2020. The Company recognized gains of $2,889 and $6,372 related to the foreign exchange contracts that are not accounted for as hedging instruments within other expense (income), net, in the Consolidated Statements of Income for the three month periods ended June 30, 2021 and 2020, respectively. The Company recognized losses of $412 and $5,822 related to the foreign exchange contracts that are not accounted for as hedging instruments within other expense (income), net, in the Consolidated Statements of Income for the six month periods ended June 30, 2021 and 2020, respectively. Such gains and losses were substantially offset by net losses and gains recorded on the underlying hedged asset or liability (the "underlying"). Offsetting net gains or losses on the underlying are also recorded within other expense (income), net.

The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. Other financing cash flows during the six months ended June 30, 2021 and 2020, as presented on the Consolidated Statements of Cash Flows, include $808 of net cash proceeds and $3,456 of net cash payments, respectively, related to the settlement of foreign currency hedges related to intercompany financing.

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

Level 3    Unobservable inputs for the asset or liability.

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Asset derivatives	$484	$—	$484	$—
Liability derivatives	(2,565)	—	(2,565)	—
Bank acceptances	9,033	—	9,033	—
Rabbi trust assets	3,434	3,434	—	—
Total	$10,386	$3,434	$6,952	$—

December 31, 2020
Asset derivatives	$1,642	$—	$1,642	$—
Liability derivatives	(1,988)	—	(1,988)	—
Bank acceptances	13,267	—	13,267	—
Rabbi trust assets	3,233	3,233	—	—
Total	$16,154	$3,233	$12,921	$—

The derivative contracts are valued using observable current market information as of the reporting date such as the prevailing LIBOR-based interest rates and foreign currency spot and forward rates. Bank acceptances represent financial instruments accepted from certain China-based customers in lieu of cash paid on receivables, have maturities of less than one year and are guaranteed by banks. The carrying amounts of the bank acceptances, which are included within prepaid expenses and other current assets, approximate fair value due to their short maturities. The fair values of rabbi trust assets are based on quoted market prices from various financial exchanges.

12. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Pensions	2021	2020	2021	2020
Service cost	$1,538	$1,435	$3,279	$3,084
Interest cost	3,204	3,806	6,376	7,623
Expected return on plan assets	(6,962)	(7,404)	(13,934)	(14,797)
Amortization of prior service cost	80	73	165	153
Amortization of actuarial losses	4,080	3,307	8,006	6,646
Curtailment loss	—	484	—	484
Net periodic benefit cost	$1,940	$1,701	$3,892	$3,193

	Three Months Ended June 30,		Six Months Ended June 30,
Other Postretirement Benefits	2021	2020	2021	2020
Service cost	$25	$19	$50	$41
Interest cost	206	257	412	521
Amortization of prior service cost	8	7	15	14
Amortization of actuarial losses	70	(5)	140	18
Net periodic benefit cost	$309	$278	$617	$594

The service cost component of net periodic benefit cost is included within cost of sales and selling and administrative expenses. The components of net periodic benefit cost other than the service cost component are included in Other Income (Expense) on the Consolidated Statements of Income.

13. Income Taxes

During the second quarter of 2021, the Italian tax authorities released Tax Guidance related to the application of tax basis realignment rules for intangible property ("Realignment") which provides Italian taxpayers with the opportunity to step up the basis of goodwill and intangibles to their fair market value and amortize the step up over 18 years for tax purposes in exchange for paying a 3% tax on the step up, payable over a three years period. The Company opted to elect the Realignment in June 2021 and accordingly recorded a tax payable of $3,008 and a long-term tax payable of $6,016. The Company also recorded a deferred tax asset of $83,921 related to the Realignment. Accounting guidance requires that when a deferred tax asset is realigned for tax purposes, a corresponding revaluation reserve also be recorded. Under Italian tax rules, any dividends paid out of this revaluation reserve are subject to tax at a 24% rate. Accordingly, the Company recorded a deferred tax liability of $72,190 related to the potential 24% tax due on any dividends, paid out of the revaluation reserve. The deferred tax asset and liability balances have been presented on a net basis on the Consolidated Balance Sheets. The Company also recorded a one time $2,707 benefit to the provision in the quarter related to this election and related accounting.

The Company's effective tax rate for the first half of 2021 was 26.6% compared with 37.6% in the first half of 2020 and 37.6% for the full year 2020. The decrease in the first half of 2021 effective tax rate from the full year 2020 rate is primarily due to the absence of tax expense related to the completed sale of the Seeger business in 2020, the second quarter 2021 benefit related to the tax basis of goodwill and intangibles at Automation and a favorable mix in earnings based on tax jurisdictions. The tax rate benefits were partially offset by second quarter 2021 tax expense related to the revaluation of UK deferred taxes resulting from a legislative increase in the corporate tax rate.

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

14. Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following tables set forth the changes in accumulated other comprehensive income (loss), net of tax, by component for the six-month periods ended June 30, 2021 and 2020:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
December 31, 2020	$(757)	$(142,119)	$20,561	$(122,315)
Other comprehensive (loss) income before reclassifications	(1,003)	145	(26,286)	(27,144)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	453	6,380	—	6,833
Net current-period other comprehensive (loss) income	(550)	6,525	(26,286)	(20,311)
June 30, 2021	$(1,307)	$(135,594)	$(5,725)	$(142,626)

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
December 31, 2019	$(115)	$(144,047)	$(66,333)	$(210,495)
Other comprehensive (loss) income before reclassifications	(2,255)	(5,141)	(16,077)	(23,473)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	729	5,599	—	6,328
Net current-period other comprehensive (loss) income	(1,526)	458	(16,077)	(17,145)
June 30, 2020	$(1,641)	$(143,589)	$(82,410)	$(227,640)

The following table sets forth the reclassifications out of accumulated other comprehensive income (loss) by component for the three-month periods ended June 30, 2021 and 2020:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Gains and losses on cash flow hedges
Interest rate contracts	$(460)	$(356)	Interest expense
Foreign exchange contracts	171	74	Net sales
	(289)	(282)	Total before tax
	73	95	Tax benefit
	(216)	(187)	Net of tax

Pension and other postretirement benefit items
Amortization of prior service costs	$(88)	$(80)	(A)
Amortization of actuarial losses	(4,150)	(3,302)	(A)
Curtailment loss	—	(484)	(A)
	(4,238)	(3,866)	Total before tax
	992	906	Tax benefit
	(3,246)	(2,960)	Net of tax

Total reclassifications in the period	$(3,462)	$(3,147)

The following table sets forth the reclassifications out of accumulated other comprehensive income (loss) by component for the six-month periods ended June 30, 2021 and 2020:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Gains and losses on cash flow hedges
Interest rate contracts	$(909)	(417)	Interest expense
Foreign exchange contracts	298	(449)	Net sales
	(611)	(866)	Total before tax
	158	137	Tax benefit
	(453)	(729)	Net of tax

Pension and other postretirement benefit items
Amortization of prior service costs	$(180)	$(167)	(A)
Amortization of actuarial losses	(8,146)	(6,664)	(A)
Curtailment loss	—	(484)	(A)
	(8,326)	(7,315)	Total before tax
	1,946	1,716	Tax benefit
	(6,380)	(5,599)	Net of tax

Total reclassifications in the period	$(6,833)	$(6,328)

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
The following tables set forth information about the Company's operations by its two reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales
Industrial	$234,679	$165,031	$454,671	$364,131
Aerospace	86,485	70,508	168,127	202,079
Intersegment sales	(6)	(2)	(11)	(3)
Total net sales	$321,158	$235,537	$622,787	$566,207

Operating profit (loss)
Industrial	$27,273	$(300)	$48,568	$17,625
Aerospace	11,270	10,415	22,355	41,804
Total operating profit	38,543	10,115	70,923	59,429
Interest expense	4,475	3,898	8,416	8,223
Other expense (income), net	1,272	1,060	2,734	2,654
Income before income taxes	$32,796	$5,157	$59,773	$48,552

	June 30, 2021	December 31, 2020
Assets
Industrial	$1,872,730	$1,908,389
Aerospace	601,093	623,547
Other (A)	153,048	144,290
Total assets	$2,626,871	$2,676,226

(A) "Other" assets include corporate-controlled assets, the majority of which are cash and cash equivalents and deferred tax assets.

16. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. The Company accrues its estimated exposure for warranty claims at the time of sale based upon the length of the warranty period, historical experience and other related information known to the Company. Liabilities related to product warranties and extended warranties were not material as of June 30, 2021 and December 31, 2020.

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

17. Business Reorganizations

In June 2020, the Company announced restructuring and workforce reduction actions ("Actions") which were implemented across its businesses and functions in response to the macroeconomic disruption in global industrial and aerospace end markets arising from COVID-19. During 2020, a resulting pre-tax charge of $19,116 was recorded ($18,158 through operating profit), primarily related to employee severance and termination benefits (recorded largely during the second quarter of 2020). These actions were substantially complete as of December 31, 2020 and reduced the Company’s global workforce by approximately 8%. A corresponding liability of $4,240, per below, was included within accrued liabilities as of June 30, 2021. The Company does not expect any additional costs related to the Actions to be significant.

The following table sets forth the change in the liability related to these actions:

December 31, 2020	$13,151
Severance expense	(600)
Payments	(8,311)
June 30, 2021	$4,240
In June 2021, the Company initiated additional restructuring actions ("Restructurings") at two locations. The Restructurings include a transfer of manufacturing capabilities to leverage existing manufacturing capacity which is expected to reduce labor and infrastructure costs. The Restructurings resulted in pre-tax charges of $1,118, primarily related to employee severance and termination benefits, and have been recorded within Selling and Administrative Expenses in the accompanying Consolidated Statements of Income. The Company expects to incur additional charges of approximately $3,000 related to these actions through 2022.
____________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three- month period ended June 30, 2021 and 2020, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 30, 2021 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Barnes Group Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries (the “Company”) as of June 30, 2021, and the related consolidated statements of income and of comprehensive income for the three-month and six-month periods ended June 30, 2021 and 2020 and the consolidated statement of cash flows for the six-month periods ended June 30, 2021 and 2020, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
July 30, 2021

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Please refer to the Overview in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The Annual Report on Form 10-K, along with the Company's other filings, can be found on the Securities and Exchange Commission's website, www.sec.gov, as well as on the Company's website: www.bginc.com.

Second Quarter Highlights

The Company reported net sales of $321.2 million in the second quarter of 2021, an increase of $85.6 million or 36.4%, from the second quarter of 2020. Organic sales increased by $73.5 million, or 31.2%, including an increase of $16.0 million, or 22.7%, at Aerospace and an increase of $57.5 million, or 34.8%, at Industrial. On a sequential basis relative to the first quarter of 2021, sales increased 6.5%. The year-over-year increase at Aerospace was driven by a volume increase within the Aerospace Original Equipment Manufacturing business, whereas the Aerospace Aftermarket business, which remains more heavily impacted by the lingering effects of the COVID-19 pandemic, was down slightly. Industrial end-markets continued to recover during the second quarter of 2021, benefiting sales volumes. The weakening of the U.S. dollar against foreign currencies increased net sales within the Industrial segment by approximately $12.4 million. Operating margins increased from 4.3% in the 2020 period to 12.0% in the current period, largely a result of the absence of $17.7 million of restructuring charges taken during the 2020 period, the profit impact of increased sales volumes and continued productivity resulting from earlier cost initiatives, partially offset by an increase in employee related costs, including incentive compensation, and investments in growth and innovation.

Impact of COVID-19

The COVID-19 pandemic has resulted in a disruption in business activities worldwide and caused weakened economic conditions, both in the United States and abroad. Beginning during the first quarter of 2020, COVID-19 had a significant impact on order rates within Industrial and, on a more targeted basis, Aerospace end-markets. Financial conditions worsened during the second quarter of 2020. End-markets and order activity have since improved within both segments. Industrial sales volumes and order rates strengthened during the first half of 2021, while the Aerospace Aftermarket business, sequentially lower, remains impacted by lower passenger traffic and the removal of aircraft from service. Although sales volumes have increased within the Aerospace Original Equipment Manufacturing ("OEM") business, management anticipates continued sales pressure as the production of certain wide body aircraft has been lowered. COVID-19 may continue to have further negative impacts on the Company's operations, customers and supply chain despite preventative measures taken.

The Company currently maintains sufficient liquidity and remained in compliance with all debt covenants as of June 30, 2021, and anticipates continued compliance in each of the next four quarters. The Company continues to closely monitor its cash generation, usage and preservation including the management of working capital to generate cash. To better align costs with the current business environment, the Company has taken several actions in earlier periods, which include restructuring and workforce reductions (the "Actions"). Resulting pre-tax charges of $18.2 million were recorded through operating profit in 2020 (primarily during the second quarter of 2020). See Note 17. Certain other cost savings initiatives (including those resulting from the Actions) remain in place, providing additional benefit during the current period.

RESULTS OF OPERATIONS

Net Sales

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2021	2020	Change		2021	2020	Change
Industrial	$234.7	$165.0	$69.6	42.2%	$454.7	$364.1	$90.5	24.9%
Aerospace	86.5	70.5	16.0	22.7%	168.1	202.1	(34.0)	(16.8)%
Total	$321.2	$235.5	$85.6	36.4%	$622.8	$566.2	$56.6	10.0%

The Company reported net sales of $321.2 million in the second quarter of 2021, an increase of $85.6 million or 36.4%, from the second quarter of 2020. Organic sales increased by $73.5 million, or 31.2%, including increases of $57.5 million at Industrial and $16.0 million at Aerospace. Sales at Industrial and Aerospace reflected sequential improvements of approximately 7% and 6%, respectively, in the second quarter of 2021, as compared with the first quarter of 2021. The year-over-year increase at Aerospace was driven by improved sales within the OEM business, partially offset by a decline within the Aerospace Aftermarket business, resulting primarily from a global slowdown in aerospace markets, and more specifically a resulting decline in aircraft utilization and the removal of aircraft from service by certain airlines. OEM sales improved sequentially by 10%, whereas Aerospace Aftermarket sales declined sequentially by roughly 2%. From an Industrial standpoint, end-markets improved on both a year-over-year and sequential basis. Medical end markets in which the Company participates remain solid and order activity remains favorable. General industrial markets demonstrated significant strength in the current quarter, with both sales and order improvement on a year-over-year and sequential basis. Forecasted automotive production rates remained strong during the 2021 period, although pressures resulting from semiconductor shortages continue to impact near-term automotive production. The Automation business experienced organic sales growth during the current period as a result of further penetration into end markets. The weakening of the U.S. dollar against foreign currencies increased net sales within the Industrial segment by approximately $12.4 million.

The Company reported net sales of $622.8 million in the first half of 2021, an increase of $56.6 million, or 10.0%, from the first half of 2020. Organic sales increased by $39.1 million driven by an increase of $73.1 million at Industrial and offset by a decrease of $34.0 million at Aerospace. The weakening of the U.S. dollar against foreign currencies increased net sales within the Industrial segment by approximately $22.7 million. The decrease at Aerospace was driven by organic sales declines within each of the businesses, due primarily to the effect of COVID-19 on airline travel, whereas improvements within Industrial were driven by recovering end-markets within each of the businesses.

Expenses and Operating Income

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2021	2020	Change		2021	2020	Change
Cost of sales	$203.2	$147.1	$56.1	38.2%	$397.9	$355.3	$42.6	12.0%
% sales	63.3%	62.4%			63.9%	62.8%
Gross profit (1)	$118.0	$88.5	$29.5	33.4%	$224.9	$210.9	$14.0	6.6%
% sales	36.7%	37.6%			36.1%	37.2%
Selling and administrative expenses	$79.4	$78.4	$1.1	1.4%	$154.0	$151.5	$2.5	1.7%
% sales	24.7%	33.3%			24.7%	26.8%
Operating income	$38.5	$10.1	$28.4	281.0%	$70.9	$59.4	$11.5	19.3%
% sales	12.0%	4.3%			11.4%	10.5%

(1) Sales less cost of sales.

Cost of sales in the second quarter of 2021 increased 38.2% from the 2020 period and gross profit margin decreased from 37.6% in the 2020 period to 36.7% in the 2021 period. Gross profit margins declined at Aerospace and remained flat at Industrial. Within Industrial, gross profit increased primarily as a result of the profit contribution of higher sales volumes, combined with cost savings initiatives discussed above. Within Aerospace, higher volumes within the OEM business, in particular, contributed to an increase in gross profit during the second quarter of 2021. Gross profit margin decreased during the second quarter of 2021 at Aerospace, however, given the mix of products between the OEM and Aftermarket businesses. Selling and administrative expenses in the second quarter of 2021 increased 1.4% from the 2020 period. Sales, however, increased by 36.4% between the comparable 2020 and 2021 periods. As a percentage of sales, selling and administrative costs decreased from 33.3% in the second quarter of 2020 to 24.7% in the 2021 period. The decrease in selling and administrative costs as a percentage of sales was driven primarily by the absence of $17.7 million of pre-tax charges related to restructuring and workforce reduction actions that were taken during the 2020 period, combined with the ongoing benefit of earlier cost savings initiatives. Partially offsetting this decrease in selling and administrative costs as a percentage of sales were investments in growth and innovation, and an increase in employee related costs, including incentive compensation within both segments. Operating income in the second quarter of 2021 increased by 281.0% to $38.5 million compared with the second quarter of 2020 and operating income margin increased from 4.3% to 12.0%, driven by the items above, primarily the absence of prior period restructuring charges.

Cost of sales in the first half of 2021 increased 12.0% from the 2020 period, while gross profit margin decreased from 37.2% in the 2020 period to 36.1% in the 2021 period. Gross profit margins declined at Aerospace and remained flat at Industrial. Within Aerospace, lower volumes within both businesses on a year to date basis, in particular, contributed to a decrease in gross profit during the first half of 2021. Gross profit margin also decreased during the first half of 2021 at Aerospace, given the mix of products between the OEM and Aftermarket businesses. Within Industrial, gross profit increased primarily as a result of the profit contribution of increased sales volumes. Gross profit margins at Industrial during the 2021 and 2020 periods remained flat as the cost savings initiatives initiated in the earlier period remained in place during the current period. Within Aerospace, a reduction in gross profit in the first half of 2021 was driven by significantly lower volumes across the OEM and Aftermarket businesses, primarily due to OEM sales being lower during the first quarter of 2021. Selling and administrative expenses in the first half of 2021 increased 1.7% from the 2020 period. Sales, however, increased by 10.0% between the comparable 2020 and 2021 periods. As a percentage of sales, selling and administrative costs decreased from 26.8% in the first half of 2020 to 24.7% in the 2021 period. The decrease in selling and administrative costs as a percentage of sales was driven by the absence of $17.7 million of restructuring charges and $2.4 million of divestiture charges related to the completion of the Seeger sale during the 2020 period, combined with the ongoing benefit of earlier cost savings initiatives. Partially offsetting this decrease in selling and administrative costs as a percentage of sales were investments in growth and innovation, and an increase in employee related costs, including incentive compensation within both segments. Operating income in the first half of 2021 increased 19.3% to $70.9 million from the first half of 2020 and operating income margin increased from 10.5% in the 2020 period to 11.4% in the 2021 period, primarily driven by the items noted above.

Interest expense
Interest expense increased by $0.6 million in the second quarter of 2021 and by $0.2 million in the first half of 2021 as compared with the prior year periods, primarily as a result of higher interest rates, partially offset by decreased average borrowings during the period.

Other expense (income), net
Other expense (income), net in the second quarter of 2021 was $1.3 million compared to $1.1 million in the second quarter of 2020. Other expense (income), net in the first half of 2021 was $2.7 million, flat since the first half of 2020.

Income Taxes
During the second quarter of 2021, the Italian tax authorities released Tax Guidance related to the application of tax basis realignment rules for intangible property ("Realignment") which provides Italian taxpayers with the opportunity to step up the basis of goodwill and intangibles to their fair market value and amortize the step up over 18 years for tax purposes in exchange for paying a 3% tax on the step up, payable over a three year period. The Company opted to elect the Realignment in June 2021 and accordingly recorded a tax payable of $3,008 and a long-term tax payable of $6,016. The Company also recorded a deferred tax asset of $83,921 related to the Realignment. Accounting guidance requires that when a deferred tax asset is realigned for tax purposes, a corresponding revaluation reserve also be recorded. Under Italian tax rules, any dividends paid out of this revaluation reserve are subject to tax at a 24% rate. Accordingly, the Company recorded a deferred tax liability of $72,190 related to the potential 24% tax due on any dividends, paid out of the revaluation reserve. The deferred tax asset and liability balances have been presented on a net basis on the Consolidated Balance Sheets. The Company also recorded a one time $2,707 benefit to the provision in the quarter related to this election and related accounting.

The Company's effective tax rate for the first half of 2021 was 26.6% compared with 37.6% in the first half of 2020 and 37.6% for the full year 2020. The decrease in the first half of 2021 effective tax rate from the full year 2020 rate is primarily due to the absence of tax expense related to the completed sale of the Seeger business in 2020, the second quarter 2021 benefit related to the tax basis of goodwill and intangibles at Automation and a favorable mix in earnings based on tax jurisdictions. The tax rate benefits were partially offset by second quarter 2021 tax expense related to the revaluation of UK deferred taxes resulting from a legislative increase in the corporate tax rate.

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

Income and Income per Share

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except per share)	2021	2020	Change		2021	2020	Change
Net income	$24.5	$0.6	$23.9	NM	$43.9	$30.3	$13.6	44.8%
Net income per common share:
Basic	$0.48	$0.01	$0.47	NM	$0.86	$0.60	$0.26	43.3%
Diluted	0.48	0.01	0.47	NM	0.86	0.59	0.27	45.8%
Weighted average common shares outstanding:
Basic	50.9	50.8	0.2	0.3%	50.9	50.9	—	—%
Diluted	51.1	51.0	0.1	0.2%	51.1	51.2	(0.1)	(0.2)%
NM - Not meaningful

Basic and diluted net income per common share increased for the three and six month periods ended June 30, 2021 as compared to 2020. The increases were due to the increases in net income for the periods. Basic and diluted weighted average common shares outstanding were largely consistent for the periods and were only slightly impacted by the repurchase of 396,000 and 100,000 shares during 2020 and 2021, respectively, as part of the Company's publicly announced Repurchase Program (as defined herein) as well as the issuance of additional shares for employee stock plans.

Financial Performance by Business Segment

Industrial

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2021	2020	Change		2021	2020	Change
Sales	$234.7	$165.0	$69.6	42.2%	$454.7	$364.1	$90.5	24.9%
Operating profit	27.3	(0.3)	27.6	NM	48.6	17.6	30.9	175.6%
Operating margin	11.6%	(0.2)%			10.7%	4.8%

Sales at Industrial were $234.7 million in the second quarter of 2021, a $69.6 million, or 42.2% increase from the second quarter of 2020. Organic sales increased by $57.5 million, or 34.8%, during the 2021 period, driven by improved volumes across each of the businesses. On a sequential basis, Industrial sales increased by approximately 7% in the second quarter of 2021 relative to the first quarter of 2021, supporting a continued recovery within our end-markets. Industrial end-markets improved as the broader effects of COVID-19 continued to lessen. Forecasted automotive production rates remained strong during the 2021 period, though were tempered by semiconductor shortages that continue to impact near-term automotive production. The release of certain orders related to automotive model changes, earlier deferred by customers due to economic uncertainty, provided benefit to Industrial during the second quarter of 2021. The Automation business saw strong organic sales growth during the current period, with continuing signs of strength beginning during the second half of 2020. Orders within the personal care and packaging markets began to improve during the back end of 2020, with strength within personal care orders continuing throughout 2021. Volumes within our medical markets remained solid, consistent with this market trend throughout the pandemic, and order rates remain favorable. Foreign currency increased sales by approximately $12.4 million as the U.S. dollar weakened against foreign currencies. During the first half of 2021, this segment reported sales of $454.7 million, a 24.9% increase from the first half of 2020. Organic sales increased by $73.1 million, or 20.1%, during the 2021 period, primarily a result of recovering end-markets, the lessened impacts of COVID-19 and related sales improvements within each of the businesses. The Company completed the sale of its Seeger business in February 2020, reducing sales by $5.3 million during the first half of 2021 relative to the prior year period. Foreign currency increased sales by approximately $22.7 million as the U.S. dollar weakened against foreign currencies.

Operating profit in the second quarter of 2021 at Industrial was $27.3 million, an increase of $27.6 million from the second quarter operating loss of $0.3 million in 2020. Operating profit benefited from the profit contribution of increased organic sales volumes and the absence of $15.8 million of restructuring charges related primarily to severance and other termination benefits, driven by management actions taken in the 2020 period during the earlier stages of COVID-19. The current year period also benefited from the continued impacts of cost initiatives that were taken in earlier periods, including discretionary spending initiatives. These benefits were partially offset by an increase in employee related costs, including incentive compensation, investments in growth and severance charges resulting from a restructuring action that occurred during the 2021 period. Research and development costs also increased in the current year period as the Company continues to invest in innovation. Operating margin increased from (0.2)% in the 2020 period to 11.6% in the 2021 period, driven primarily by the items described above. Operating profit in the first half of 2021 was $48.6 million, an increase of $30.9 million from the first half of 2020, driven by the profit impact of increased organic sales, the continued impacts of cost initiatives that were taken in earlier periods, and the absence of $15.8 million of restructuring charges and $2.4 million of divestiture charges related to the completion of the Seeger sale during the 2020 period. Operating margin increased from 4.8% in the 2020 period to 10.7% in the 2021 period, primarily a result of the items described above.

Outlook: In Industrial, management remains focused on generating organic sales growth through the introduction of new products and services and by leveraging the benefits of its diversified products and global industrial end-markets, however our end markets continue to recover from the impacts of COVID-19 and related supply chain constraints. Markets within our key regions of North America, Europe and China continue to demonstrate recovery as order rates have generally improved further during the second quarter of 2021. General industrial end markets have shown significant improvement and a continuation is anticipated as the broader economy recovers. For overall industrial end-markets, the manufacturing Purchasing Managers' Index ("PMI") are above 50 in all regions. PMI within the United States and Europe have continued to improve during 2021, with slight deterioration in China since the end of the year. All regions remain above 50, with particular strength in the U.S. and certain regions within Europe (above 60). Global forecasted production for light vehicles has also remained strong within the North America, Europe and China markets, a positive sign for our businesses. Production, however, remains under pressure due to semiconductor shortages that have impacted, and may continue to impact, near-term automotive builds, tempering overall strength within the transportation markets during the first half of 2021. Management also continues to track closely the impact of pricing changes and lead times on raw materials. Within our Molding Solutions business, global medical markets remain healthy and are expected to remain favorable given the recent demands of COVID-19, an aging population and expanded medical applications. The automotive hot runner and tool and die markets continue to improve following the release of projects with automotive original equipment manufacturers related to model launches, including new electric vehicles. Orders within the packaging market have improved on a year-over-year basis, however proposed environmental regulations affecting product and packaging composition and disposability may impact future sales within these end markets. Automation end-markets continue to trend positively with increased order activity through 2021 and we look to expand further into adjacent end-markets. Overall industrial end-markets may be impacted by uncertainty related to current and potential future tariffs. As noted above, our sales were positively impacted by $12.4 million from fluctuations in foreign currencies. To the extent that the U.S. dollar fluctuates relative to other foreign currencies, our sales may be impacted relative to the prior year periods. The relative impact on operating profit is not expected to be as significant as the impact on sales as most of our businesses have expenses primarily denominated in local currencies, where their revenues reside, however operating margins may be impacted. Management is focused on sales growth through innovation, acquisition and expanding geographic reach. Strategic investments in new technologies, manufacturing processes and product development are expected to provide benefits over the long term and management continues to evaluate such opportunities.

The Company is focused on the proactive management of costs to mitigate any residual impacts of COVID-19 on operating profit. Management also remains focused on strategic investments and new product and process introductions, as well as driving productivity by leveraging the Barnes Enterprise System ("BES"). Cost saving initiatives taken earlier, including discretionary spending initiatives, continue to provide benefit. The Company continues to manage its cost structure to align with the intake of orders and sales given some level of remaining uncertainty within certain end-markets as we progress through 2021. Management will continue to explore opportunities for additional cost savings, while working closely with vendors and customers as it relates to the timing of deliveries and pricing initiatives. It is anticipated that operating profit will continue to be impacted by changes in sales volume, mix and pricing, freight costs and the levels of investments made within each of the Industrial businesses. Operating profit may also be impacted by enactment of or changes in tariffs, trade agreements and trade policies that may affect the cost, lead times and/or availability of goods, including but not limited to, steel and aluminum. Costs associated with new product and process introductions, restructuring and other cost initiatives, strategic investments and the integration of acquisitions may negatively impact operating profit.

Aerospace

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2021	2020	Change		2021	2020	Change
Sales	$86.5	$70.5	$16.0	22.7%	$168.1	$202.1	$(34.0)	(16.8)%
Operating profit	11.3	10.4	0.9	8.2%	22.4	41.8	(19.4)	(46.5)%
Operating margin	13.0%	14.8%			13.3%	20.7%

The Aerospace segment reported sales of $86.5 million in the second quarter of 2021, a 22.7% increase from the second quarter of 2020. Sales increased 37% within the OEM business and decreased 2% within the Aftermarket business relative to the 2020 period. On a sequential basis, Aerospace sales improved by 6% in the second quarter of 2021 relative to the first quarter of 2021. The sales mix within the businesses varied on a sequential basis, as OEM sales improved by 10% and Aftermarket sales declined slightly by 2% relative to the first quarter of 2021. The year-over-year increase in OEM sales was driven by growing narrow body airframe production and a return to flight of the Boeing 737 Max. COVID-19 continues to impact the broader aerospace industry during 2021. Sales within OEM, although having increased since the comparable 2020 period, continued to experience the impact of earlier reductions in engine and airframe build schedules, in addition to higher levels of inventory within the supply chain. The order schedules of our OEM customers stabilized during the second quarter of 2021. Sales within the Aftermarket Maintenance Repair and Overhaul ("MRO") and spare parts businesses declined slightly during the second quarter of 2021 on a year-over-year basis. Airline traffic and aircraft utilization have improved relative to the second quarter of 2020, however the removal of aircraft from service by airlines remains a driver as required maintenance, in many cases, is deferred. The MRO business is showing signs of a gradual recovery as the distribution of vaccines increased, certain domestic health and travel restrictions were lifted and passenger traffic improved. Sequentially, however, the Aftermarket business declined by roughly 2%. Sales within the segment are largely denominated in U.S. dollars and therefore were not significantly impacted by changes in foreign currency. During the first half of 2021, the Aerospace segment reported sales of $168.1 million, a 16.8% decrease from the first half of 2020, also driven by declines within each of the Aerospace businesses. The sales decline during the first half of 2021 resulted from lower sales volumes, primarily during the first quarter of 2021, due to the impact of COVID-19. Aerospace segment sales during the first quarter of 2021 were down 37.9% relative to the comparable 2020 quarter, thereby weighing on the first half of 2021.

Operating profit at Aerospace in the second quarter of 2021 increased 8.2% from the second quarter of 2020 to $11.3 million. The operating profit increase resulted from the profit impact of higher volumes within the OEM business, as discussed above, productivity and cost savings initiatives including discretionary spending initiatives, and the absence of $1.9 million of restructuring charges included within the 2020 period. These benefits were partially offset by an increase in incentive compensation, unfavorable mix and severance charges resulting from a restructuring action that occurred during the 2021 period. Operating margin decreased from 14.8% in the 2020 period to 13.0% in the 2021 period primarily as a result of mix between the OEM and Aftermarket businesses. Operating margin decreased from 20.7% in the first half of 2020 to 13.3% in the first half of 2021, also a result of mix across the businesses and, more specifically, the comparably lower Aftermarket sales during the first half of 2021. Operating profit in the first half of 2021 decreased 46.5% from the first half of 2020 to $22.4 million, also driven by strong aftermarket performance within the prior year period.

Outlook: Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the worldwide economy and are supported by its order backlog through participation in certain strategic commercial and defense-related engine and airframe programs. OEM sales and orders grew modestly in 2021 relative to the second half of 2020 and management anticipates gradual order improvement in the latter half of 2021 as customer schedules continue to normalize, albeit at lower levels. The Company expects, however, that the OEM business will continue to see lingering softness in demand for its manufactured components as aircraft production rates at Boeing and Airbus have been reduced. Narrow body airframe production is beginning to ramp, whereas wide body airframe production remains under pressure given continued international travel restrictions. The duration and depth of the aerospace market disruptions remain uncertain at this time, however a recovery to pre-pandemic levels is expected to take several years. Aerospace management continues to work with customers to evaluate engine and airframe build schedules, giving management the ability to react timely to such changes. Management is also working closely with suppliers to align raw material schedules with production requirements. Management remains focused on executing long-term agreements while expanding our share of production on key programs. Backlog at OEM was $694.0 million at June 30, 2021, an increase of 21.3% since December 31, 2020, at which time backlog was $572.0 million. The recent trend of improved OEM orders has increased backlog as we progressed through 2021, as noted above, however backlog may decline as Aerospace customers adjust orders based on their changing aircraft production schedules. Approximately 40% of OEM backlog is currently scheduled to ship in the next 12 months. If COVID-19 continues to have a material impact on the aviation industry, including our more significant OEM customers, it will continue to materially affect our Aerospace business and results of operations. The Aerospace OEM business may also be impacted by changes in the content levels on certain platforms, changes in customer sourcing decisions, adjustments to customer inventory levels, commodity availability and pricing, vendor sourcing capacity and the use of alternate materials. Additional impacts may include the redesign of parts, quantity of parts per engine, cost schedules agreed to under contract with the engine and airframe manufacturers, as well as the pursuit and duration of new programs.

COVID-19 continues to impact our Aerospace Aftermarket businesses. Reduced aircraft utilization, increased levels of aircraft removed from service and reduced airline profitability are expected to continue to negatively impact our business in the mid-term. The Aftermarket business has, however, showed signs of a gradual recovery during the first half of 2021 as domestic passenger traffic improved, the distribution of vaccines increased and certain domestic health and travel restrictions were lifted. Travel restrictions, especially on an international basis, continue to impact wide body aircraft utilization and corresponding Aftermarket orders, although freight remains strong. Sales in the Aerospace Aftermarket business may continue to be impacted by inventory management and changes in customer sourcing, deferred or limited maintenance activity during engine shop visits and the use of surplus (used) material during the engine repair and overhaul process. Management believes that its Aerospace Aftermarket business continues to be competitively positioned based on well-established long-term customer relationships, including maintenance and repair contracts in the MRO business and long-term Revenue Sharing Programs ("RSPs") and Component Repair Programs ("CRPs"). The MRO business may also be impacted by airlines that closely manage their aftermarket costs as engine performance and quality improves. Fluctuations in fuel costs and their impact on airline profitability and behaviors within the aerospace industry could also impact levels and frequency of aircraft maintenance and overhaul activities, and airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the economics associated with new fuel efficient technologies.

Given the pressures on sales growth resulting from COVID-19, the Company remains focused on the proactive management of costs as it takes action to mitigate continued pressure on operating profit. Certain cost savings actions taken in the prior year remain in effect and were critical in partially offsetting the lower profit contribution of lower Aftermarket sales in the current period. Aerospace will continue to explore opportunities for additional cost savings throughout 2021, including working closely with vendors and customers as it relates to the timing of deliveries and pricing initiatives. Management also remains focused on strategic investments and new product and process introductions. Driving productivity through the application of the Barnes Enterprise System continues as a key initiative. Operating profit is expected to be affected by the impact of the changes in sales volume noted above, mix and pricing, particularly as they relate to the higher profit Aftermarket RSP spare parts business, and investments made in each of its businesses. Operating profits may also be impacted by potential changes in tariffs, trade agreements and trade policies that may affect the cost and/or availability of goods. Costs associated with new product and process introductions, the physical transfer of work to other global regions, additional productivity initiatives and restructuring activities may also negatively impact operating profit.

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

To better align costs with the current business environment, the Company has taken several actions. During 2020, the Company announced the Actions that were taken across the businesses and functions in response to the macroeconomic disruption in global industrial and aerospace end markets. A resulting pre-tax charge of $18.2 million was recorded through operating profit during 2020 (Note 17), primarily related to employee severance and other termination benefits. The Actions were substantially completed in 2020 and, at the time of the Actions being taken, reduced the Company’s global workforce by approximately 8%. The Company continues to invest within its businesses, with its estimate of 2021 capital spending to be approximately $50 million.

In October 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, as purchasers, for the issuance of $100.0 million aggregate principal amount of 3.97% senior notes due October 17, 2024 (the “3.97% Senior Notes”). The 3.97% Senior Notes are senior unsecured obligations of the Company and pay interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Senior Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Senior Notes in an amount equal to 100% of the principal amount of the 3.97% Senior Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The Note Purchase Agreement contains customary affirmative and negative covenants that are similar to the covenants required under the Amended Credit Agreement, as discussed below. At June 30, 2021, the Company was in compliance with all covenants under the Note Purchase Agreement.

On October 8, 2020, the Company entered into the sixth amendment to its fifth amended and restated revolving credit agreement with Bank of America (the “Sixth Amendment”) and the first amendment to the Note Purchase Agreement with New York Life (the “First NPA Amendment”). The Sixth Amendment maintained the borrowing availability of $1,000.0 million along with access to request $200.0 million through an accordion feature. The Sixth Amendment and the First NPA Amendment provided for an increase in the Company’s maximum ratio of Consolidated Senior Debt, as defined, to Consolidated EBITDA, as defined, from 3.25 times (or, if a certain permitted acquisition above $150.0 million is consummated, 3.50 times) to 3.75 times in each case at the end of the four fiscal quarters, beginning with December 31, 2020, and regardless of whether a permitted acquisition, as defined, is consummated, providing additional financing flexibility and access to liquidity. Additionally, the Sixth Amendment requires the Company to maintain a maximum ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA, of not more than 3.75 times in each case, at the end of the four fiscal quarters, beginning with December 31, 2020 and regardless of whether a permitted acquisition, as defined, is consummated. Furthermore, the First NPA Amendment provides for (i) adjustments to the ratio of Consolidated Total Debt, as defined, to Consolidated EBITDA, as defined, to conform to a more restrictive total leverage ratio that may be required under the Amended Credit Agreement, (ii) an increase in the amount of allowable add-back for restructuring charges when calculating Consolidated EBITDA from $15.0 million to $25.0 million and (iii) a required fee payment equal to 0.50% per annum times the daily outstanding principal amount of the note during each of the four fiscal quarters, following the quarter ended December 31, 2020, if the Company’s Senior Leverage Ratio, as defined, exceeds 3.25 times. In October 2020, the Company paid fees and expenses of $1.4 million in conjunction with executing the Amendments; such fees have been deferred within Other Assets on the accompanying Consolidated Balance Sheet and are being amortized on the Consolidated Statements of Income.

On February 10, 2021, the Company and certain of its subsidiaries entered into the sixth amended and restated senior unsecured revolving credit agreement (the "Amended Credit Agreement") and retained Bank of America, N.A. as the Administrative Agent for the lenders. The Amended Credit Agreement maintains the $1,000.0 million of availability within the facility, while increasing the available borrowings under the accordion feature from $200.0 million to $250.0 million (aggregate availability of $1,250.0 million) and extends the maturity date through February 2026. The Amended Credit Agreement also adjusts the interest rate to either the Eurocurrency rate, as defined in the Amended Credit Agreement, plus a margin of 1.175% to 1.775% or the base rate, as defined in the Amended Agreement, plus a margin of 0.175% and 0.775%, depending on the Company's leverage ratio at the time of the borrowing. Multi-currency borrowings, pursuant to the Amended Credit Agreement, bear interest at their respective interbank offered rate (i.e. Euribor) or 0.00% (higher of the two rates) plus a margin of between 1.175% to 1.775%. As with the earlier facility, the Company's borrowing capacity is limited by various debt covenants in the Amended Credit Agreement, as described further below. The Amended Credit Agreement requires the Company to maintain a Senior Debt Ratio of not more than 3.75 times at the end of each fiscal quarter ending on or before September 30, 2021, after which the ratio will revert to 3.25 times (or, if a permitted acquisition above $150.0 million is consummated, 3.50 times at the end of each of the first four fiscal quarters ending after the consummation of any such acquisition). In addition, the Amended Credit Agreement requires the Company to maintain a Total Debt Ratio of not more than 3.75 for each fiscal quarter (or, if a permitted acquisition above $150.0 million is consummated, 4.25 times at the end of each of the first four fiscal quarters ending after the consummation of any such acquisition, however, such increase in the ratio will not be effective during any period prior to October 1, 2021. A ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25, is required at the end of each fiscal quarter. The Amended Credit Agreement also contemplates the potential replacement of LIBOR (as defined below) with a successor financing rate, pursuant to the intent of the United Kingdom's Financial Conduct Authority to phase out use of LIBOR. See additional discussion immediately below regarding the Company's ongoing evaluation related to this potential change in financing rates. The Company paid fees and expenses of $4.2 million in conjunction with executing the Amended Credit Agreement; such fees will be deferred within Other assets on the Consolidated Balance Sheets and will be amortized into interest expense on the Consolidated Statements of Income through its maturity.

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

At June 30, 2021, the Company was in compliance with all applicable covenants. The Company anticipates continued compliance under the Agreements in each of the next four quarters. The Company's most restrictive financial covenant is the Senior Debt Ratio, which required the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.75 times at June 30, 2021. The actual ratio at June 30, 2021 was 2.86 times, as defined.

Management suspended share repurchase activity during 2020 as a result of COVID-19, and therefore no shares were repurchased during the first quarter of 2021. Management resumed share repurchase activity during the second quarter of 2021 and, in an effort to offset equity compensation dilution, repurchased 0.1 million shares of the Company's stock at a cost of $5.2 million. Management will continue to evaluate additional repurchases based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. See "Part II - Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds".

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the Amended Credit Facility and currently expects that its bank syndicate, comprised of 12 banks, will continue to support its recently executed Amended Credit Agreement which matures in February 2026. At June 30, 2021, the Company had $450.6 million unused and available for borrowings under its $1,000.0 million Amended Credit Facility, subject to covenants in the Company's revolving debt agreements. At June 30, 2021, additional borrowings of $203.8 million of Total Debt, as defined, including $203.8 million of Senior Debt would have been allowed under the financial covenants. The Company intends to use borrowings under its Amended Credit Agreement to support the Company's ongoing growth initiatives. The Company continues to analyze potential acquisition targets and end markets that meet its strategic criteria with an emphasis on proprietary, highly-engineered industrial technologies. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements. The Company has not drawn on its debt agreements as a result of COVID-19, as it believes the availability of those funds are not at risk given the strength of the underlying bank syndicate. The Company maintains communication with its bank syndicate as it continues to monitor its cash requirements.

The Company had no borrowings under short-term bank credit lines at June 30, 2021.

On April 28, 2017, the Company entered into an interest rate swap agreement (the "2017 Swap") with one bank which converts the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The 2017 Swap expires on January 31, 2022. On March 24, 2021, the Company entered into a new interest rate swap agreement (the "2021 Swap") with this same bank that will commence on January 31, 2022 and will convert the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.17% plus the borrowing spread. The 2021 Swap will expire on January 30, 2026. These interest rate swap agreements (the "Swaps") remained in place at June 30, 2021 and are accounted for as cash flow hedges. At June 30, 2021, the Company's total borrowings were comprised of 32% fixed rate debt and 68% variable rate debt. At December 31, 2020, the Company's total borrowings were comprised of 30% fixed rate debt and 70% variable rate debt.

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

At June 30, 2021, the Company held $91.1 million in cash and cash equivalents, the majority of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions and are expected to primarily fund international investments.

The Company currently does not plan to make any additional discretionary contributions to its U.S. Qualified pension plans in 2021, however approximately $4.7 million is expected to be made into its U.S. Non-qualified and international pension plans throughout 2021.

Cash Flow

	Six Months Ended June 30,
(in millions)	2021	2020	Change
Operating activities	$85.7	$123.2	$(37.5)
Investing activities	(14.5)	17.3	(31.8)
Financing activities	(58.6)	(151.6)	93.0
Exchange rate effect	(1.3)	(1.7)	0.5
Increase (decrease) in cash	$11.4	$(12.8)	$24.2

Operating activities provided $85.7 million in the first half of 2021 compared to $123.2 million in the first half of 2020. Operating cash flows in the comparable 2021 period included cash provided by working capital of $1.3 million compared to $44.5 million in the 2020 period, reflecting a recovery within our end-markets and a corresponding growth in sales.

Investing activities used $14.5 million in the first half of 2021 and generated $17.3 million in the first half of 2020. Net cash proceeds of $36.9 million from the sale of the Seeger business were included in investing activities for the 2020 period. See Note 2 of the Consolidated Financial Statements. Investing activities in the 2021 period included capital expenditures of $17.6 million compared to $19.8 million in the 2020 period. The Company expects capital spending in 2021 to approximate $50 million.

Financing activities in the first half of 2021 included a net decrease in borrowings of $33.7 million compared to $116.5 million in the comparable 2020 period. During the first six months of 2021 and 2020, the Company repurchased 0.1 million shares and 0.4 million shares, respectively, of the Company's stock at a cost of $5.2 million and $15.6 million, respectively. Total cash used to pay dividends was $16.2 million in both the 2021 and 2020 periods. Other financing cash flows during the first half of 2021 and 2020 include $0.8 million of net cash proceeds and $3.5 million of net cash payments, respectively, resulting from the settlement of foreign currency hedges related to intercompany financing. Other financing cash flows during the first half of 2021 also include $4.2 million of payments made in conjunction with executing the Amended Credit Agreement.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At June 30, 2021, $549.4 million was borrowed at an average interest rate of 1.70% under the Company's $1,000.0 million Amended Credit Facility which matures in February 2026. In addition, as of June 30, 2021, the Company had no borrowings under short-term bank credit lines. At June 30, 2021, the Company's total borrowings were comprised of 32% fixed rate debt and 68% variable rate debt. The interest payments on $100.0 million of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the respective interest rate swaps that were executed in April 2017 and March 2021.

Debt Covenants

As noted above, borrowing capacity is limited by various debt covenants in the Company's debt agreements. Following is a reconciliation of Consolidated EBITDA, a key metric in the debt covenants, to the Company's net income (in millions):

Four Fiscal Quarters Ended June 30, 2021
Net income	$76.9
Add back:
Interest expense	16.1
Income taxes	35.8
Depreciation and amortization	88.1
Adjustment for non-cash stock based compensation	10.1
Workforce reduction and restructuring charges	2.0
Other adjustments	0.4
Consolidated EBITDA, as defined within the Amended Credit Agreement	$229.4

Consolidated Senior Debt, as defined, as of June 30, 2021	$656.5
Ratio of Consolidated Senior Debt to Consolidated EBITDA	2.86
Maximum	3.75
Consolidated Total Debt, as defined, as of June 30, 2021	$656.5
Ratio of Consolidated Total Debt to Consolidated EBITDA	2.86
Maximum	3.75
Consolidated Cash Interest Expense, as defined, as of June 30, 2021	$16.1
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	14.21
Minimum	4.25

The Amended Credit Agreement allows for certain adjustments within the calculation of the financial covenants. Other adjustments consist primarily of due diligence and transaction expenses as permitted under the Amended Credit Agreement. The Company's financial covenants are measured as of the end of each fiscal quarter. At June 30, 2021, additional borrowings of $203.8 million of Senior Debt would have been allowed under the covenants. Additional borrowings for Total Debt would also have been limited to $203.8 million at June 30, 2021. Senior Debt includes primarily the borrowings under the Amended Credit Agreement, the 3.97% Senior Notes and the borrowings under the lines of credit. The Company's unused committed credit facilities at June 30, 2021 were $450.6 million; however, the borrowing capacity was limited by the debt covenants to $203.8 million at June 30, 2021.

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

Critical Accounting Policies

Goodwill and Indefinite-Lived Intangible Assets: Goodwill and indefinite-lived intangible assets are subject to impairment testing annually or earlier if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Management completes their annual impairment assessments during the second quarter of each year as of April 1. The Company utilizes the option to first assess qualitative factors to determine whether it is necessary to perform the Step 1 quantitative goodwill impairment test in accordance with the applicable accounting standards. Under the qualitative assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, overall unit performance and events directly affecting a unit. If the Company determines that the Step 1 quantitative impairment test is required, management estimates the fair value of the reporting unit primarily using the income approach, which reflects management’s cash flow projections, and also evaluates the fair value using the market approach. Inherent in management’s development of cash flow projections are assumptions and estimates, including those related to future earnings and growth and the weighted average cost of capital. The Company compares the fair value of the reporting unit with the carrying value of the reporting unit. If the fair values were to fall below the carrying values, the Company would recognize a non-cash impairment charge to income from operations for the amount by which the carrying amount of any reporting unit exceeds the reporting unit’s fair value, assuming the loss recognized does not exceed the total amount of goodwill for the reporting unit. Based on our second quarter assessment, the estimated fair value of the Automation reporting unit, which represents the 2018 acquisition of Gimatic, exceeded its carrying value while the estimated fair value of each of the remaining reporting units significantly exceeded their carrying values. There was no goodwill impairment at any reporting units. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company-specific and overall economic conditions, including the impacts of the COVID-19 pandemic. Management’s quantitative assessment includes a review of the potential impacts of current and projected market conditions from a market participant’s perspective on reporting units’ projected cash flows, growth rates and cost of capital to assess the likelihood of whether the fair value would be less than the carrying value. The Company also completed its annual impairment testing of its trade names, indefinite-lived intangible assets, in the second quarter of 2021 and determined that there were no impairments.

EBITDA

Earnings before interest expense, income taxes, and depreciation and amortization ("EBITDA") for the first half of 2021 was $112.9 million compared to $102.0 million in the first half of 2020. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes, and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors. Accordingly, the calculation has limitations depending on its use.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Six Months Ended June 30,
	2021	2020
Net income	$43.9	$30.3
Add back:
Interest expense	8.4	8.2
Income taxes	15.9	18.3
Depreciation and amortization	44.7	45.3
EBITDA	$112.9	$102.0

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements often address our expected future operating and financial performance and financial condition, and often contain words such as "anticipate," "believe," "expect," "plan," "estimate," "project," "continue," "will," "should," "may," and similar terms. These forward-looking statements do not constitute guarantees of future performance and are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. These include, among others: difficulty maintaining relationships with employees, customers, distributors, suppliers, business partners or governmental entities; failure to successfully negotiate collective bargaining agreements or potential strikes, work stoppages or other similar events; difficulties leveraging market opportunities; changes in market demand for our products and services; rapid technological and market change; the ability to protect and avoid infringing upon intellectual property rights; introduction or development of new products or transfer of work; higher risks in global operations and markets; the impact of intense competition; acts of terrorism, cybersecurity attacks or intrusions that could adversely impact our businesses; the impacts of the COVID-19 pandemic on our business, including on demand, supply chains, operations and our ability to maintain sufficient liquidity throughout the unknown duration and severity of the pandemic; the failure to achieve anticipated cost savings and benefits associated with workforce reductions and restructuring actions; uncertainties relating to conditions in financial markets; currency fluctuations and foreign currency exposure; future financial performance of the industries or customers that we serve; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; inability to realize expected sales or profits from existing backlog due to a range of factors, including changes in customer sourcing decisions, material changes, production schedules and volumes of specific programs; the impact of government budget and funding decisions; government tariffs, trade agreements and trade policies; the impact of new or revised tax laws and regulations; the adoption of laws, directives or regulations that impact the materials processed by our products or their end markets; changes in raw material or product prices and availability; disruptions in information technology systems, including as a result of cybersecurity or data security breaches; the continuing impact of prior acquisitions and divestitures; and any other future strategic actions, including acquisitions, divestitures, restructurings, or strategic business realignments, and our ability to achieve the financial and operational targets set in connection with any such actions; the ability to achieve social and environmental performance goals; the outcome of pending and future legal, governmental, or regulatory proceedings and contingencies; product liabilities and uninsured claims; future repurchases of common stock; future levels of indebtedness; and numerous other matters of a global, regional or national scale, including those of a political, social, economic, business, competitive, environmental, regulatory and public health nature; and other risks and uncertainties described in documents filed with or furnished to the Securities and Exchange Commission ("SEC") by the Company, including, among others, those in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors sections of the Company's filings. The Company assumes no obligation to update its forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to such risk during the six-months ended June 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's second quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
April 1-30, 2021	730		$51.12	—	3,704,000
May 1-31, 2021	100,472		$52.29	100,000	3,604,000
June 1-30, 2021	1,130		$53.28	—	3,604,000
Total	102,332	(1)	$52.30	100,000

(1)Other than 100,000 shares purchased during the second quarter of 2021, which were purchased as part of the Company's Repurchase Program (defined below), all acquisitions of equity securities during the second quarter of 2021 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

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

Item 6. Exhibits

Exhibit 10.1	Offer Letter to Julie K. Streich dated April 20, 2021.
Exhibit 15	Letter regarding unaudited interim financial information.
Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date:	July 30, 2021	/s/ JULIE K. STREICH
Julie K. Streich
Senior Vice President, Finance
Chief Financial Officer
(Principal Financial Officer)

Date:	July 30, 2021	/s/ MARIAN ACKER
Marian Acker
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended June 30, 2021

Exhibit No.	Description	Reference
10.1	Offer Letter to Julie K. Streich dated April 20, 2021.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on April 30, 2021.
15	Letter regarding unaudited interim financial information.	Filed with this report.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed with this report.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	Filed with this report.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with this report.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with this report.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with this report.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with this report.