Form 10-Q
period 2021-09-30
BARNES GROUP INC
filed 2021-10-29
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

The registrant had outstanding 50,627,316 shares of common stock as of October 27, 2021.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended September 30, 2021

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$325,059	$269,059	$947,846	$835,266

Cost of sales	205,079	176,908	602,943	532,214
Selling and administrative expenses	76,271	60,908	230,271	212,380
	281,350	237,816	833,214	744,594
Operating income	43,709	31,243	114,632	90,672

Interest expense	4,027	3,701	12,443	11,924
Other expense (income), net	1,217	47	3,952	2,700
Income before income taxes	38,465	27,495	98,237	76,048
Income taxes	10,602	12,137	26,501	30,390
Net income	$27,863	$15,358	$71,736	$45,658

Per common share:
Basic	$0.55	$0.30	$1.41	$0.90
Diluted	0.55	0.30	1.40	0.89

Weighted average common shares outstanding:
Basic	50,905,202	50,833,157	50,925,702	50,886,094
Diluted	51,060,684	50,937,093	51,085,509	51,123,024

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$27,863	$15,358	$71,736	$45,658
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) on hedging activities, net of tax (1)	62	79	(488)	(1,447)
Foreign currency translation adjustments, net of tax (2)	(25,383)	39,851	(51,669)	23,774
Defined benefit pension and other postretirement benefits, net of tax (3)	3,640	2,209	10,165	2,667
Total other comprehensive (loss) income, net of tax	(21,681)	42,139	(41,992)	24,994
Total comprehensive income	$6,182	$57,497	$29,744	$70,652

(1) Net of tax of $47 and $73 for the three months ended September 30, 2021 and 2020, respectively, and $(106) and $(481) for the nine months ended September 30, 2021 and 2020, respectively.

(2) Net of tax of $0 and $0 for the three months ended September 30, 2021 and 2020, respectively, and $0 and $(66) for the nine months ended September 30, 2021 and 2020, respectively.

(3) Net of tax of $972 and $844 for the three months ended September 30, 2021 and 2020, respectively, and $3,033 and $456 for the nine months ended September 30, 2021 and 2020, respectively.

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$93,475	$79,145
Accounts receivable, less allowances (2021 - $6,216; 2020 - $6,348)	260,146	251,460
Inventories	238,842	238,008
Prepaid expenses and other current assets	79,594	73,732
Total current assets	672,057	642,345

Deferred income taxes	21,153	22,092

Property, plant and equipment	905,301	910,378
Less accumulated depreciation	(557,760)	(539,431)
	347,541	370,947

Goodwill	967,481	1,011,580
Other intangible assets, net	517,324	564,132
Other assets	61,033	65,130
Total assets	$2,586,589	$2,676,226

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$1,799	$2,115
Accounts payable	124,603	112,428
Accrued liabilities	179,185	178,560
Long-term debt - current	1,969	2,276
Total current liabilities	307,556	295,379

Long-term debt	628,689	699,868
Accrued retirement benefits	91,685	98,171
Deferred income taxes	73,292	91,668
Long-term tax liability	52,114	59,063
Other liabilities	40,024	49,400

Commitments and contingencies (Note 16)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2021 - 64,283,591 shares; 2020 - 64,171,321 shares)	643	642
Additional paid-in capital	513,357	501,531
Treasury stock, at cost (2021 - 13,657,055 shares; 2020 - 13,530,074 shares)	(523,577)	(516,992)
Retained earnings	1,567,113	1,519,811
Accumulated other non-owner changes to equity	(164,307)	(122,315)
Total stockholders' equity	1,393,229	1,382,677
Total liabilities and stockholders' equity	$2,586,589	$2,676,226

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income	$71,736	$45,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,004	66,045
Gain on disposition of property, plant and equipment	(414)	(303)
Stock compensation expense	9,212	8,094
Seeger divestiture charges	—	6,620
Changes in assets and liabilities, net of the effects of divestitures:
Accounts receivable	(15,649)	103,161
Inventories	(5,582)	(11,616)
Prepaid expenses and other current assets	(7,205)	(10,168)
Accounts payable	17,827	(24,476)
Accrued liabilities	(1,051)	(7,981)
Deferred income taxes	(7,052)	(5,032)
Long-term retirement benefits	2,308	(2,517)
Long-term tax liability	(6,949)	(6,949)
Other	2,605	3,296
Net cash provided by operating activities	127,790	163,832

Investing activities:
Proceeds from disposition of property, plant and equipment	1,204	580
Proceeds from the sale of businesses, net of cash sold	—	36,879
Capital expenditures	(26,735)	(30,170)
Other	2,107	—
Net cash (used) provided by investing activities	(23,424)	7,289

Financing activities:
Net change in other borrowings	(226)	6,794
Payments on long-term debt	(73,081)	(219,279)
Proceeds from the issuance of long-term debt	25,000	75,000
Proceeds from the issuance of common stock	464	1,661
Common stock repurchases	(5,229)	(15,550)
Dividends paid	(24,293)	(24,302)
Withholding taxes paid on stock issuances	(1,356)	(3,177)
Other	(9,835)	(2,217)
Net cash used by financing activities	(88,556)	(181,070)

Effect of exchange rate changes on cash flows	(2,923)	675
Increase (decrease) in cash, cash equivalents and restricted cash	12,887	(9,274)
Cash, cash equivalents and restricted cash at beginning of period	91,468	93,805
Cash, cash equivalents and restricted cash at end of period	104,355	84,531
Less: Restricted cash, included in Prepaid expenses and other current assets	(6,239)	—
Less: Restricted cash, included in Other assets	(4,641)	(7,046)
Cash and cash equivalents at end of period	$93,475	$77,485

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data)
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income, comprehensive income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2020 has been derived from the 2020 financial statements of Barnes Group Inc. (the “Company”). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair statement of the results, have been included. Operating results for the nine-month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

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

The Company utilized the proceeds from the sale to reduce debt under the Amended Credit Agreement. Pursuant to the SPA, 6,000 Euros of the proceeds were placed in escrow and will be released through 2024, pending any potential settlement of claims. Cash related to a pending claim would remain in escrow until a final determination of the claim has been made. The Company has recorded the restricted cash in Prepaid Expenses and Other Current Assets and Other Assets (non-current) as of September 30, 2021.

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

Recently Issued Accounting Standards

The United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced its intent to phase out the use of LIBOR by December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified the Secured Overnight Financing Rate (“SOFR”) as its preferred benchmark alternative to U.S. dollar LIBOR. Published by the Federal Reserve Bank of New York, SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. In March 2020, in response to this transition, the FASB issued guidance related to this rate reform, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued by reference rate reform, and addresses operational issues likely to arise in modifying contracts to replace discontinued reference rates with new rates. In January 2021, the FASB issued further clarifying guidance regarding derivatives, as it relates to this transition. The guidance is effective through December 31, 2022. The Company’s Amended Credit Agreement (Note 9) and corresponding interest rate Swaps (Note 10) are tied to LIBOR, with each maturing in February 2026. In March 2021, the ICE Benchmark Association announced that it will extend the publication of overnight, 1, 3, 6 and 12 month LIBOR rates until June 30, 2023, while ceasing publication of all other LIBOR rates including 1 week and 2 month rates. See Note 9 as the Company's Credit Facility was amended in October 2021 to address the replacement of LIBOR, defining certain applicable multi-currency borrowing rates that may be used as a replacement. The Company is continuing to monitor the potential impact of the replacement of LIBOR, but does not anticipate a material impact on our business, financial condition, results of operations or cash flows.

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

The following table presents the Company's revenue disaggregated by products and services, and geographic regions, by segment:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Industrial	Aerospace	Total Company	Industrial	Aerospace	Total Company
Products and Services
Engineered Components Products	$47,217	$—	$47,217	$41,746	$—	$41,746
Molding Solutions Products	119,956	—	119,956	103,684	—	103,684
Force & Motion Control Products	47,534	—	47,534	37,813	—	37,813
Automation Products	16,841	—	16,841	13,668	—	13,668
Aerospace Original Equipment Manufacturer Products	—	64,058	64,058	—	52,023	52,023
Aerospace Aftermarket Products and Services	—	29,453	29,453	—	20,125	20,125
	$231,548	$93,511	$325,059	$196,911	$72,148	$269,059

Geographic Regions (A)
Americas	$90,902	$70,231	$161,133	$73,677	$56,740	$130,417
Europe	83,255	16,002	99,257	80,470	10,139	90,609
Asia	56,370	6,586	62,956	41,255	4,704	45,959
Rest of World	1,021	692	1,713	1,509	565	2,074
	$231,548	$93,511	$325,059	$196,911	$72,148	$269,059

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Industrial	Aerospace	Total Company	Industrial	Aerospace	Total Company
Products and Services
Engineered Components Products	$140,932	$—	$140,932	$115,414	$—	$115,414
Molding Solutions Products	351,115	—	351,115	294,869	—	294,869
Force & Motion Control Products	141,512	—	141,512	112,250	—	112,250
Automation Products	52,648	—	52,648	38,506	—	38,506
Aerospace Original Equipment Manufacturer Products	—	180,571	180,571	—	178,346	178,346
Aerospace Aftermarket Products and Services	—	81,068	81,068	—	95,881	95,881
	$686,207	$261,639	$947,846	$561,039	$274,227	$835,266

Geographic Regions (A)
Americas	$266,798	$194,878	$461,676	$208,232	$196,945	$405,177
Europe	262,023	43,416	305,439	230,685	49,742	280,427
Asia	153,876	21,329	175,205	118,511	23,937	142,448
Rest of World	3,510	2,016	5,526	3,611	3,603	7,214
	$686,207	$261,639	$947,846	$561,039	$274,227	$835,266

(A) Sales by geographic region are based on the location to which the product is shipped.

Revenue from products and services transferred to customers at a point in time accounted for approximately 80 percent of total revenue for each of the three and nine month periods ended September 30, 2021, and approximately 90 percent and 85 percent of total revenue for each of the three and nine month periods ended September 30, 2020, respectively. A majority of revenue within the Industrial segment and Aerospace Original Equipment Manufacturing business ("OEM"), along with a portion of revenue within the Aerospace Aftermarket Products and Services business ("Aftermarket"), is recognized at a point in time, primarily when the product or solution is shipped to the customer.

Revenue from products and services transferred to customers over-time accounted for approximately 20 percent of total revenue for each of the three and nine month periods ended September 30, 2021, and approximately 10 percent and 15 percent for each of the three and nine month periods ended September 30, 2020, respectively. The Company recognizes revenue over-time in instances where a contract supports a continual transfer of control to the customer. Substantially all of our revenue in the Aerospace maintenance repair and overhaul business (within Aftermarket Products and Services) and a portion of the revenue for Engineered Components products, Molding Solutions products and Aerospace OEM products is recognized over-time. Within the Molding Solutions and Aerospace Aftermarket businesses, this continual transfer of control to the customer partially results from repair and refurbishment work performed on customer-controlled assets. With other contracts, this continual transfer of control to the customer is supported by clauses in the contract, or governing commercial law of the relevant jurisdiction, where we deliver products that do not have an alternative use and require an enforceable right to payment of costs incurred (plus a reasonable profit) or the Company has a contractual right to complete any work in process and receive full contract price.

The majority of our revenues are from contracts that are for less than one year, however certain Aerospace OEM and Molding Solutions business contracts extend beyond one year. In the Industrial segment, customers are typically OEMs or suppliers to OEMs and, in some businesses, distributors. In the Aerospace segment, customers include commercial airlines, OEMs, defense-related manufacturers, and industry parts & service providers.

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

Adjustments to net sales, cost of sales and the related impact to operating income are recognized as necessary in the period they become known. Revenue recognized from performance obligations satisfied in previous periods was not material in both the three and nine month periods ended September 30, 2021 and 2020.

Contract Balances. The timing of revenue recognition, invoicing and cash collections affect accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets.

Unbilled Receivables (Contract Assets) - Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized when 1) the cost-to-cost method is applied and 2) such revenue exceeds the amount invoiced to the customer. Unbilled receivables are included within Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020.

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

Net contract assets (liabilities) consisted of the following:

	September 30, 2021	December 31, 2020	$ Change	% Change
Unbilled receivables (contract assets)	$37,063	$33,009	$4,054	12%
Contract liabilities	(26,290)	(39,865)	13,575	(34)%
Net contract assets (liabilities)	$10,773	$(6,856)	$17,629	NM
NM - Not Meaningful

Contract liabilities balances at September 30, 2021 and December 31, 2020 include $11,682 and $12,750, respectively, of customer advances for which the Company has an unconditional right to collect payment. Accounts receivable, as presented on the Consolidated Balance Sheet, include corresponding balances at September 30, 2021 and December 31, 2020, respectively.
Changes in the net contract asset during the nine-month period ended September 30, 2021 included a $13,575 decrease in contract liabilities, driven primarily by revenue recognized in the current period, partially offset by new customer advances and deposits. Adding to this net contract assets increase was a $4,054 increase in contract assets, driven primarily by contract progress (i.e. unbilled receivable), partially offset by earlier contract progress being invoiced to the customer.

The Company recognized approximately 30% and 85% of the revenue related to the contract liabilities balance as of December 31, 2020 during the three and nine months ended September 30, 2021, respectively, and approximately 25% and 75% of the revenue related to the contract liabilities balance as of December 31, 2019 during the three and nine months ended September 30, 2020, respectively, primarily representing revenue from the sale of molds and hot runners within the Molding Solutions business.

Remaining Performance Obligations. The Company has elected to disclose remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed and, for Aerospace, excludes projections of components and assemblies that Aerospace OEM customers anticipate purchasing in the future under existing programs, which represent orders that are beyond lead time and do not represent performance obligations pursuant to accounting guidance. As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $175,029. The Company expects to recognize revenue on approximately 70% of the remaining performance obligations over the next 12 months, with the remainder to be recognized within 24 months.

5. Stockholders' Equity

A schedule of consolidated changes in equity for the nine months ended September 30, 2021 is as follows (number of shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2020	64,171	$642	$501,531	13,530	$(516,992)	$1,519,811	$(122,315)	$1,382,677
Comprehensive income	—	—	—	—	—	19,382	(44,902)	(25,520)
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,104)	—	(8,104)
Employee stock plans	12	—	2,406	1	(68)	(24)	—	2,314
March 31, 2021	64,183	$642	$503,937	13,531	$(517,060)	$1,531,065	$(167,217)	$1,351,367
Comprehensive income	—	—	—	—	—	24,491	24,591	49,082
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,090)	—	(8,090)
Common stock repurchases	—	—	—	100	(5,229)	—	—	(5,229)
Employee stock plans	17	—	3,417	3	(123)	(31)	—	3,263
June 30, 2021	64,200	$642	$507,354	13,634	$(522,412)	$1,547,435	$(142,626)	$1,390,393
Comprehensive income	—	—	—	—	—	27,863	(21,681)	6,182
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,099)	—	(8,099)
Residual interest in subsidiary	—	—	2,177	—	—	—	—	2,177
Employee stock plans	84	1	3,826	23	(1,165)	(86)	—	2,576
September 30, 2021	64,284	$643	$513,357	13,657	$(523,577)	$1,567,113	$(164,307)	$1,393,229

A schedule of consolidated changes in equity for the nine months ended September 30, 2020 is as follows (number of shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2019	63,873	$639	$489,282	13,051	$(498,074)	$1,489,176	$(210,495)	$1,270,528
Comprehensive income	—	—	—	—	—	29,733	(34,189)	(4,456)
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,133)	—	(8,133)
Common stock repurchases	—	—	—	396	(15,550)	—	—	(15,550)
Employee stock plans	17	—	2,743	2	(84)	(88)	—	2,571
March 31, 2020	63,890	$639	$492,025	13,449	$(513,708)	$1,510,688	$(244,684)	$1,244,960
Comprehensive income	—	—	—	—	—	567	17,044	17,611
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,072)	—	(8,072)
Employee stock plans	14	—	3,394	1	(53)	(134)	—	3,207
June 30, 2020	63,904	$639	$495,419	13,450	$(513,761)	$1,503,049	$(227,640)	$1,257,706
Comprehensive income	—	—	—	—	—	15,358	42,139	57,497
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,097)	—	(8,097)
Employee stock plans	237	2	3,601	76	(3,039)	(14)	—	550
September 30, 2020	64,141	$641	$499,020	13,526	$(516,800)	$1,510,296	$(185,501)	$1,307,656

6. Net Income Per Common Share

For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans. For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding was increased by 155,482 and 103,936 for the three-month periods ended September 30, 2021 and 2020, respectively, and by 159,807 and 236,930 for the nine-month periods ended September 30, 2021 and 2020, respectively.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three-month periods ended September 30, 2021 and 2020, the Company excluded 501,242 and 525,738 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive. During the nine-month periods ended September 30, 2021 and 2020, the Company excluded 508,812 and 488,401 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive.

The Company granted 144,000 stock options, 105,669 restricted stock unit awards and 97,515 performance share awards ("PSAs") in February 2021 as part of its annual long-term incentive equity grant awards. All of the stock options and the restricted stock unit awards vest upon meeting certain service conditions. The restricted stock unit awards are included in basic weighted-average common shares outstanding as they contain nonforfeitable rights to dividend payments. The PSAs are part of the long-term Performance Share Award Program and are based on performance goals that are driven by a combination of independently measured metrics (depending on the grant year) with each metric being weighted equally. The metrics for awards granted in 2021 include the Company’s total shareholder return (“TSR”), return on invested capital (“ROIC”) and operating income before depreciation and amortization growth ("EBITDA growth"). The TSR and EBITDA growth metrics are designed to assess the long-term Company performance relative to the performance of companies included in the Russell 2000 Index over a three-year performance period. ROIC is designed to assess the Company's performance compared to pre-established Company targets over a three-year performance period. The participants can earn from zero to 250% of the target award and the award includes a forfeitable right to dividend equivalents, which are not included in the aggregate target award numbers. The fair value of the TSR is determined using a Monte Carlo valuation method as the award contains a market condition.

7. Inventories

The components of inventories consisted of:

	September 30, 2021	December 31, 2020
Finished goods	$86,776	$79,833
Work-in-process	67,350	76,542
Raw material and supplies	84,716	81,633
	$238,842	$238,008

8. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended September 30, 2021:

	Industrial	Aerospace	Total Company
December 31, 2020	$980,794	$30,786	$1,011,580
Foreign currency translation	(44,099)	—	(44,099)
September 30, 2021	$936,695	$30,786	$967,481

In the second quarter of 2021, management performed its annual impairment testing of goodwill and determined that there was no goodwill impairment.

Other Intangible Assets:

Other intangible assets consisted of:

		September 30, 2021		December 31, 2020
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue Sharing Programs (RSPs)	Up to 30	$299,500	$(149,243)	$299,500	$(143,209)
Component Repair Programs (CRPs)	Up to 30	111,839	(34,204)	111,839	(30,869)
Customer relationships	10-16	338,366	(134,180)	338,366	(118,752)
Patents and technology	4-11	123,433	(84,040)	123,433	(77,311)
Trademarks/trade names	10-30	10,949	(10,542)	10,949	(10,377)
Other	Up to 15	10,746	(5,160)	10,746	(4,580)
		894,833	(417,369)	894,833	(385,098)
Unamortized intangible assets:
Trade names		55,670	—	55,670	—
Foreign currency translation		(15,810)	—	(1,273)	—
Other intangible assets		$934,693	$(417,369)	$949,230	$(385,098)

Estimated amortization of intangible assets for future periods is as follows: 2021 (remainder) - $10,000; 2022 - $42,000; 2023- $44,000; 2024 - $44,000; 2025 - $44,000 and 2026- $43,000.

In the second quarter of 2021, management performed its annual impairment testing of its trade names, which are indefinite-lived intangible assets. Based on this assessment, there were no impairments.

9. Debt

Long-term debt and notes and overdrafts payable at September 30, 2021 and December 31, 2020 consisted of:

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Amended Credit Agreement	$523,405	$551,793	$593,622	$601,936
3.97% Senior Notes	100,000	108,090	100,000	109,151
Borrowings under lines of credit and overdrafts	148	148	2,115	2,115
Finance leases	7,149	7,401	8,268	8,650
Other	1,755	1,757	254	257
	632,457	669,189	704,259	722,109
Less current maturities	(3,768)		(4,391)
Long-term debt	$628,689		$699,868
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

On February 10, 2021, the Company and certain of its subsidiaries entered into the sixth amended and restated senior unsecured revolving credit agreement (the "Amended Credit Agreement") and retained Bank of America, N.A. as the Administrative Agent for the lenders. The Amended Credit Agreement maintains the $1,000,000 of availability within the facility, while increasing the available borrowings under the accordion feature from $200,000 to $250,000 (aggregate availability of $1,250,000) and extends the maturity date through February 2026. The Amended Credit Agreement also adjusts the interest rate to either the Eurocurrency rate, as defined in the Amended Credit Agreement, plus a margin of 1.175% to 1.775% or the base rate, as defined in the Amended Agreement, plus a margin of 0.175% and 0.775%, depending on the Company's leverage ratio at the time of the borrowing. Multi-currency borrowings, pursuant to the Amended Credit Agreement, bear interest at their respective interbank offered rate (i.e. Euribor) or 0.00% (higher of the two rates) plus a margin of between 1.175% to 1.775%. As with the earlier facility, the Company's borrowing capacity is limited by various debt covenants in the Amended Credit

Agreement, as described further below. The Amended Credit Agreement requires the Company to maintain a Senior Debt Ratio of not more than 3.75 times at the end of each fiscal quarter ending on or before September 30, 2021, after which the ratio will revert to 3.25 times (or, if a permitted acquisition above $150,000 is consummated, 3.50 times at the end of each of the first four fiscal quarters ending after the consummation of any such acquisition). In addition, the Amended Credit Agreement requires the Company to maintain a Total Debt Ratio of not more than 3.75 for each fiscal quarter (or, if a permitted acquisition above $150,000 is consummated, 4.25 times at the end of each of the first four fiscal quarters ending after the consummation of any such acquisition, however, such increase in the ratio will not be effective during any period prior to October 1, 2021). A ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25, is required at the end of each fiscal quarter. The Company paid fees and expenses of $4,208 in the first quarter of 2021 in conjunction with executing the Amended Credit Agreement; such fees have been deferred within Other Assets on the Consolidated Balance Sheets and are being amortized into interest expense on the Consolidated Statements of Income through their maturity. Cash used to pay these fees has been recorded through other financing activities on the Consolidated Statements of Cash Flows. The Company subsequently amended the Credit Agreement on October 11, 2021, defining certain applicable multi-currency borrowing rates that may be used as replacement rates for LIBOR, which is expected to be discontinued by reference rate reform. See Note 3.

Borrowings and availability under the Amended Credit Agreement were $523,405 and $476,595, respectively, at September 30, 2021 and borrowings and availability under the Sixth Amendment were $593,622 and $406,378, respectively, at December 31, 2020, subject to covenants in the Company's revolving debt agreements. At September 30, 2021, additional borrowings of $282,826 of Total Debt (including $282,826 of Senior Debt) would have been allowed under the financial covenants. The average interest rate on these borrowings was 1.47% and 1.42% on September 30, 2021 and December 31, 2020, respectively. Borrowings included Euro-denominated borrowings of 330,450 Euros ($383,405) at September 30, 2021 and 344,450 Euros ($423,622) at December 31, 2020. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

At September 30, 2021, the Company was in compliance with all applicable covenants. The Company currently anticipates that it will maintain compliance with all of its covenants in the next four quarters while continuing to monitor its future compliance based on current and future economic conditions. The Company's most restrictive financial covenant is the Senior Debt Ratio, which required the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.75 times at September 30, 2021. The actual ratio at September 30, 2021 was 2.59 times, as defined. As noted above, the Amended Credit Agreement requires the Company to maintain a Senior Debt Ratio of not more than 3.75 times at the end of each fiscal quarter ending on or before September 30, 2021, after which the ratio will revert to 3.25 times in subsequent periods.

In addition, the Company has approximately $87,000 in uncommitted short-term bank credit lines ("Credit Lines") and overdraft facilities. The Credit Lines are accessed locally and are available primarily within the U.S., Europe and Asia. The Credit Lines are subject to the applicable borrowing rates within each respective country and vary between jurisdictions (i.e. LIBOR, Euribor, etc.). Under the Credit Lines, the Company had no borrowings at September 30, 2021 while $2,100 was borrowed at December 31, 2020 at an average interest rate of 1.10%. The Company had also borrowed $148 and $15 under the overdraft facilities at September 30, 2021 and December 31, 2020, respectively. Repayments under the Credit Lines are due within one month after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company also has several finance leases under which $7,149 and $8,268 was outstanding at September 30, 2021 and December 31, 2020, respectively. The fair value of the finance leases are based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

Other debt includes bank acceptances and other foreign bank borrowings. Bank acceptances represent financial instruments accepted by certain China-based vendors in lieu of cash paid on payables, generally range from three to six months in maturity and are guaranteed by banks. The Company had $1,651 of bank acceptances outstanding at September 30, 2021. There were no bank acceptances outstanding at December 31, 2020. The carrying amounts of the bank acceptances approximate fair value due to the short maturities of these financial instruments. At September 30, 2021 and December 31, 2020, the Company also had other foreign bank borrowings of $104 and $254, respectively. The fair value of the other foreign bank borrowings was based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

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

Derivative financial instruments have been used by the Company to hedge its exposure to fluctuations in interest rates. On April 28, 2017, the Company entered into an interest rate swap agreement (the "2017 Swap") with one bank which converts the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The 2017 Swap expires on January 31, 2022. On March 24, 2021, the Company entered into a new interest rate swap agreement (the "2021 Swap") with this same bank that will commence on January 31, 2022 and will convert the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.17% plus the borrowing spread. The 2021 Swap will expire on January 30, 2026. These interest rate swap agreements (collectively, the "Swaps") remained in place at September 30, 2021 and are accounted for as cash flow hedges.

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

The fair values of derivatives were not material to the Company's Consolidated Balance Sheets as of September 30, 2021 or December 31, 2020. The activity related to the derivatives that have been designated hedging instruments was not material to the Company's Consolidated Financial Statements for the periods ended September 30, 2021 or 2020. The Company recognized (losses) and gains of $(2,991) and $3,079 related to the foreign exchange contracts that are not accounted for as hedging instruments within other expense (income), net, in the Consolidated Statements of Income for the three month periods ended September 30, 2021 and 2020, respectively. The Company recognized losses of $3,404 and $2,743 related to the foreign exchange contracts that are not accounted for as hedging instruments within other expense (income), net, in the Consolidated Statements of Income for the nine month periods ended September 30, 2021 and 2020, respectively. Such gains and losses were substantially offset by net losses and gains recorded on the underlying hedged asset or liability (the "underlying"). Offsetting net gains or losses on the underlying are also recorded within Other expense (income), net.

The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. Other financing cash flows during the nine months ended September 30, 2021 and 2020, as presented on the Consolidated Statements of Cash Flows, include $1,070 and $1,880 of net cash payments related to the settlement of foreign currency hedges related to intercompany financing.

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

Level 3    Unobservable inputs for the asset or liability.

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Asset derivatives	$195	$—	$195	$—
Liability derivatives	(2,774)	—	(2,774)	—
Bank acceptances	11,303	—	11,303	—
Rabbi trust assets	3,317	3,317	—	—
Total	$12,041	$3,317	$8,724	$—

December 31, 2020
Asset derivatives	$1,642	$—	$1,642	$—
Liability derivatives	(1,988)	—	(1,988)	—
Bank acceptances	13,267	—	13,267	—
Rabbi trust assets	3,233	3,233	—	—
Total	$16,154	$3,233	$12,921	$—

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

12. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pensions	2021	2020	2021	2020
Service cost	$1,633	$1,620	$4,912	$4,704
Interest cost	3,186	3,815	9,562	11,438
Expected return on plan assets	(6,963)	(7,594)	(20,897)	(22,391)
Amortization of prior service cost	83	128	248	281
Amortization of actuarial losses	3,999	3,502	12,005	10,148
Curtailment loss	—	—	—	484
Net periodic benefit cost	$1,938	$1,471	$5,830	$4,664

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Postretirement Benefits	2021	2020	2021	2020
Service cost	$27	$20	$77	$61
Interest cost	203	259	615	780
Amortization of prior service cost	7	6	22	20
Amortization of actuarial losses	54	9	194	27
Net periodic benefit cost	$291	$294	$908	$888

The service cost component of net periodic benefit cost is included within cost of sales and selling and administrative expenses. The components of net periodic benefit cost other than the service cost component are included in Other income (expense) on the Consolidated Statements of Income.

13. Income Taxes

During the second quarter of 2021, the Italian tax authorities released Tax Guidance related to the application of tax basis realignment rules for intangible property ("Realignment") which provides Italian taxpayers with the opportunity to step up the basis of goodwill and intangibles to their fair market value and amortize the step up over 18 years for tax purposes in exchange for paying a 3% tax on the step up, payable over a three years period. The Company opted to elect the Realignment in June 2021 and accordingly recorded a tax payable of $3,008 and a long-term tax payable of $6,016. The Company subsequently made its first required installment payment of $3,008 during the third quarter of 2021, reducing the long-term tax payable accordingly. The Company also recorded a deferred tax asset of $83,921 related to the Realignment. Accounting guidance requires that when a deferred tax asset is realigned for tax purposes, a corresponding revaluation reserve also be recorded. Under Italian tax rules, any dividends paid out of this revaluation reserve are subject to tax at a 24% rate. Accordingly, the Company recorded a deferred tax liability of $72,190 related to the potential 24% tax due on any dividends, paid out of the revaluation reserve. The deferred tax asset and liability balances have been presented on a net basis on the Consolidated Balance Sheets. The Company also recorded a one time $2,707 benefit to the provision in the first nine months of 2021 related to this election and related accounting.

The Company's effective tax rate for the first nine months of 2021 was 27.0% compared with 40.0% in the first nine months of 2020 and 37.6% for the full year 2020. The decrease in the first nine months of 2021 effective tax rate from the full year 2020 rate is primarily due to the absence of tax expense related to the completed sale of the Seeger business in 2020, the benefit related to the tax basis of goodwill and intangibles (discussed above), a net benefit related to the resolution of a foreign tax matter and a favorable mix in earnings based on tax jurisdictions. The tax rate benefits were partially offset by tax expense related to the revaluation of UK deferred taxes resulting from a legislative increase in the corporate tax rate.

The Aerospace and Industrial segments have a number of multi-year tax holidays in Singapore and China. The tax holiday in China expired at the end of 2020. The Company has re-applied for approval of a potential three-year holiday in China which could reduce the tax rate effective January 1, 2021 (retroactively). The Company anticipates a decision on its application for the holiday in the fourth quarter of 2021. These holidays are subject to the Company meeting certain commitments in the respective jurisdictions. Aerospace was granted an income tax holiday for operations recently established in Malaysia. This holiday commenced effective November 2020 and remains effective for a period of ten years.

14. Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following tables set forth the changes in accumulated other comprehensive income (loss), net of tax, by component for the nine-month periods ended September 30, 2021 and 2020:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
December 31, 2020	$(757)	$(142,119)	$20,561	$(122,315)
Other comprehensive (loss) income before reclassifications	(1,115)	614	(51,669)	(52,170)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	627	9,551	—	10,178
Net current-period other comprehensive (loss) income	(488)	10,165	(51,669)	(41,992)
September 30, 2021	$(1,245)	$(131,954)	$(31,108)	$(164,307)

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
December 31, 2019	$(115)	$(144,047)	$(66,333)	$(210,495)
Other comprehensive (loss) income before reclassifications	(2,305)	(5,733)	23,774	15,736
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	858	8,400	—	9,258
Net current-period other comprehensive (loss) income	(1,447)	2,667	23,774	24,994
September 30, 2020	$(1,562)	$(141,380)	$(42,559)	$(185,501)

The following table sets forth the reclassifications out of accumulated other comprehensive income (loss) by component for the three-month periods ended September 30, 2021 and 2020:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
(Losses)/gains on cash flow hedges
Interest rate contracts	$(468)	$(449)	Interest expense
Foreign exchange contracts	219	237	Net sales
	(249)	(212)	Total before tax
	75	85	Tax benefit
	(174)	(127)	Net of tax

Pension and other postretirement benefit items
Amortization of prior service costs	$(90)	$(134)	(A)
Amortization of actuarial losses	(4,053)	(3,511)	(A)
	(4,143)	(3,645)	Total before tax
	972	844	Tax benefit
	(3,171)	(2,801)	Net of tax

Total reclassifications in the period	$(3,345)	$(2,928)

The following table sets forth the reclassifications out of accumulated other comprehensive income (loss) by component for the nine-month periods ended September 30, 2021 and 2020:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
(Losses)/gains on cash flow hedges
Interest rate contracts	$(1,377)	(866)	Interest expense
Foreign exchange contracts	517	(213)	Net sales
	(860)	(1,079)	Total before tax
	233	221	Tax benefit
	(627)	(858)	Net of tax

Pension and other postretirement benefit items
Amortization of prior service costs	$(270)	$(301)	(A)
Amortization of actuarial losses	(12,199)	(10,175)	(A)
Curtailment loss	—	(484)	(A)
	(12,469)	(10,960)	Total before tax
	2,918	2,560	Tax benefit
	(9,551)	(8,400)	Net of tax

Total reclassifications in the period	$(10,178)	$(9,258)

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
The following tables set forth information about the Company's operations by its two reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales
Industrial	$231,549	$196,916	$686,220	$561,047
Aerospace	93,511	72,148	261,639	274,227
Intersegment sales	(1)	(5)	(13)	(8)
Total net sales	$325,059	$269,059	$947,846	$835,266

Operating profit
Industrial	$30,067	$24,438	$78,635	$42,063
Aerospace	13,642	6,805	35,997	48,609
Total operating profit	43,709	31,243	114,632	90,672
Interest expense	4,027	3,701	12,443	11,924
Other expense (income), net	1,217	47	3,952	2,700
Income before income taxes	$38,465	$27,495	$98,237	$76,048

	September 30, 2021	December 31, 2020
Assets
Industrial	$1,840,602	$1,908,389
Aerospace	590,251	623,547
Other (A)	155,736	144,290
Total assets	$2,586,589	$2,676,226

(A) "Other" assets include corporate-controlled assets, the majority of which are cash and cash equivalents and deferred tax assets.

16. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. The Company accrues its estimated exposure for warranty claims at the time of sale based upon the length of the warranty period, historical experience and other related information known to the Company. Liabilities related to product warranties and extended warranties were not material as of September 30, 2021 and December 31, 2020.

During the quarter ended September 30, 2021, a customer asserted breach of contract and contractual warranty claims regarding a part manufactured by the Company. While the Company disputes the asserted claims, the Company and the customer are in discussions seeking to resolve the matter. No litigation or other proceeding has been initiated. While it is currently not possible to determine the ultimate outcome of this matter, the Company intends to vigorously defend its position and believes that the ultimate resolution will not have a material adverse effect on the Company’s consolidated financial position or liquidity, but could be material to the consolidated results of operations of any one period.

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

17. Business Reorganizations

In June 2020, the Company announced restructuring and workforce reduction actions ("Actions") which were implemented across its businesses and functions in response to the macroeconomic disruption in global industrial and aerospace end markets arising from COVID-19. During 2020, a resulting pre-tax charge of $19,116 was recorded ($18,158 through operating profit), primarily related to employee severance and termination benefits (recorded largely during the second quarter of 2020). These actions were substantially complete as of December 31, 2020 and reduced the Company’s global workforce by approximately 8%. A corresponding liability of $3,503, per below, was included within accrued liabilities as of September 30, 2021. The Company does not expect any additional costs related to the Actions to be significant.

The following table sets forth the change in the liability related to these actions:

December 31, 2020	$13,151
Severance expense	(810)
Payments	(8,838)
September 30, 2021	$3,503
In June 2021, the Company initiated additional restructuring actions ("Restructurings") at two locations. The Restructurings include a transfer of manufacturing capabilities to leverage existing capacity which is expected to reduce labor and infrastructure costs. The Restructurings resulted in pre-tax charges of $1,460, primarily related to employee severance and termination benefits, and have been recorded within Selling and Administrative Expenses in the accompanying Consolidated Statements of Income. The Company expects to incur additional charges of approximately $2,500 related to these actions through 2022.
____________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month periods ended September 30, 2021 and 2020, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 29, 2021 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Barnes Group Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries (the “Company”) as of September 30, 2021, and the related consolidated statements of income and of comprehensive income for the three-month and nine-month periods ended September 30, 2021 and 2020 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2021 and 2020, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 29, 2021

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

Third Quarter Highlights

The Company reported net sales of $325.1 million in the third quarter of 2021, an increase of $56.0 million or 20.8%, from the third quarter of 2020. Organic sales increased by $54.3 million, or 20.2%, including increases of $32.9 million, or 16.7%, and $21.4 million, or 29.6%, at Industrial and Aerospace, respectively. Sequentially, sales increased approximately 1% in the third quarter of 2021 as compared with the second quarter of 2021, with an increase in Aerospace sales being partially offset by a slight decrease in Industrial sales. The year-over-year increase at Aerospace was driven by a volume increase within both the Aerospace Original Equipment Manufacturing ("OEM") and Aerospace Aftermarket businesses, reflecting improving Aerospace end markets. From an Industrial standpoint, end-markets improved on a year-over-year basis, however declined slightly on a sequential basis as pressures resulting from semiconductor shortages and global supply chain sourcing constraints impacted near-term automotive and broader industrial production. The weakening of the U.S. dollar against foreign currencies increased net sales within the Industrial segment by approximately $1.7 million. Operating margins increased from 11.6% in the 2020 period to 13.4% in the current period, largely a result of the profit impact of increased sales volumes, partially offset by an increase in employee related costs, including incentive compensation.

Impact of COVID-19

The COVID-19 pandemic resulted in a disruption in business activities worldwide and caused weakened economic conditions throughout the 2020 period, both in the United States and abroad. COVID-19 had a significant impact on order rates within Industrial and, on a more targeted basis, Aerospace end-markets. Industrial sales volumes gradually strengthened throughout the first six months of 2021, although recent signs of softness in orders during the third quarter of 2021 have been driven by broader supply chain constraints. Similar pressures also resulted in freight and raw material cost increases. The Aerospace Aftermarket business remains impacted by lower passenger traffic and the removal of aircraft from service. Although sales volumes have increased within the Aerospace OEM business, management anticipates continued sales pressure as the production of certain wide body aircraft has been lowered. COVID-19 may continue to have further negative impacts on the Company's operations, customers and supply chain despite preventative measures taken.

The Company currently maintains sufficient liquidity and continues to closely monitor its cash generation, usage and preservation including the management of working capital to generate cash. The Company took several actions in 2020 to better align costs with the current business environment, including restructuring and workforce reductions (the "Actions"). Resulting pre-tax charges of $18.2 million were recorded through operating profit in 2020 (primarily during the second quarter of 2020). See Note 17.

RESULTS OF OPERATIONS

Net Sales

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2021	2020	Change		2021	2020	Change
Industrial	$231.5	$196.9	$34.6	17.6%	$686.2	$561.0	$125.2	22.3%
Aerospace	93.5	72.1	21.4	29.6%	261.6	274.2	(12.6)	(4.6)%
Total	$325.1	$269.1	$56.0	20.8%	$947.8	$835.3	$112.6	13.5%

The Company reported net sales of $325.1 million in the third quarter of 2021, an increase of $56.0 million or 20.8%, from the third quarter of 2020. Organic sales increased by $54.3 million, or 20.2%, including increases of $32.9 million at Industrial and $21.4 million at Aerospace. Industrial sales declined slightly on a sequential basis whereas Aerospace sales improved 8% in the third quarter of 2021, as compared with the second quarter of 2021. The year-over-year increase at Aerospace was driven by improved sales within both the OEM business and Aftermarket businesses, resulting primarily from continuing global improvement in aerospace markets. OEM and Aftermarket sales improved sequentially by 5% and 16%, respectively, in the third quarter of 2021, as compared with the second quarter of 2021. From an Industrial standpoint, end-markets improved year-over-year and declined slightly on a sequential basis as continuing pressures resulting from semiconductor shortages and global supply chain sourcing constraints impacted near-term automotive and broader industrial production. Medical end markets in which the Company participates remain solid and order activity remains favorable. General industrial markets demonstrated significant strength in the year-over-year period, although sequential sales and orders rates have tapered. The Automation business experienced organic sales growth during the current period as a result of further penetration into end markets. The weakening of the U.S. dollar against foreign currencies increased net sales within the Industrial segment by approximately $1.7 million.

The Company reported net sales of $947.8 million in the first nine months of 2021, an increase of $112.6 million, or 13.5%, from the first nine months of 2020. Organic sales increased by $93.5 million driven by an increase of $106.1 million at Industrial, partially offset by a decrease of $12.6 million at Aerospace. The Company completed the sale of its Seeger business on February 1, 2020, reducing sales by $5.3 million during the first nine months of 2021 relative to the prior year period. The weakening of the U.S. dollar against foreign currencies increased net sales within the Industrial segment by approximately $24.4 million. The decrease at Aerospace was driven by organic sales declines within the Aftermarket businesses, due primarily to the effect of COVID-19 on airline travel, whereas improvements within Industrial were driven by recovering end-markets within each of the businesses.

Expenses and Operating Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2021	2020	Change		2021	2020	Change
Cost of sales	$205.1	$176.9	$28.2	15.9%	$602.9	$532.2	$70.7	13.3%
% sales	63.1%	65.8%			63.6%	63.7%
Gross profit (1)	$120.0	$92.2	$27.8	30.2%	$344.9	$303.1	$41.9	13.8%
% sales	36.9%	34.2%			36.4%	36.3%
Selling and administrative expenses	$76.3	$60.9	$15.4	25.2%	$230.3	$212.4	$17.9	8.4%
% sales	23.5%	22.6%			24.3%	25.4%
Operating income	$43.7	$31.2	$12.5	39.9%	$114.6	$90.7	$24.0	26.4%
% sales	13.4%	11.6%			12.1%	10.9%

(1) Sales less cost of sales.

Cost of sales in the third quarter of 2021 increased 15.9% from the 2020 period and gross profit margin increased from 34.2% in the 2020 period to 36.9% in the 2021 period. Gross profit margins increased at both Aerospace and Industrial. Within Industrial, gross profit and gross profit margin increased primarily as a result of the profit contribution of higher sales volumes within each of the businesses, partially offset by increased global sourcing costs, including increased freight and raw material. Within Aerospace, higher volumes within both the Aftermarket and OEM businesses contributed to an increase in both gross profit and gross profit margin during the third quarter of 2021. Selling and administrative expenses in the third quarter of 2021 increased 25.2% from the 2020 period. Sales increased by 20.8% between the comparable 2020 and 2021 periods. As a percentage of sales, selling and administrative costs increased from 22.6% in the third quarter of 2020 to 23.5% in the 2021 period. The increase in selling and administrative costs as a percentage of sales was primarily driven by an increase in employee related costs, including incentive compensation within both segments, and investments in growth and innovation. Operating income in the third quarter of 2021 increased by 39.9% to $43.7 million compared with the third quarter of 2020 and operating income margin increased from 11.6% to 13.4%, driven by the items above.

Cost of sales in the first nine months of 2021 increased 13.3% from the 2020 period and gross profit margin increased slightly from 36.3% in the 2020 period to 36.4% in the 2021 period. Gross profit margins declined at Aerospace and increased slightly at Industrial. Within Aerospace, lower volumes within the Aftermarket business on a year to date basis contributed to a decrease in gross profit during the first nine months of 2021. Gross profit margin also decreased during the first nine months of 2021 at Aerospace, given the mix of products between the OEM and Aftermarket businesses. Within Industrial, gross profit increased primarily as a result of the profit contribution of increased sales volumes. Gross profit margins at Industrial between the 2021 and 2020 periods increased slightly as the profit contribution of increased sales volumes was partially offset by an increase in global sourcing costs. Within Aerospace, a reduction in gross profit in the first nine months of 2021 was driven by significantly lower volumes within the Aftermarket businesses as compared with the 2020 period. Selling and administrative expenses in the first nine months of 2021 increased 8.4% from the 2020 period. Sales, however, increased by 13.5% between the comparable 2021 and 2020 periods. As a percentage of sales, selling and administrative costs decreased from 25.4% in the first nine months of 2020 to 24.3% in the 2021 period. The decrease in selling and administrative costs as a percentage of sales was driven by the absence of $18.0 million of pre-tax charges related to restructuring and workforce actions and $2.4 million of divestiture charges related to the completion of the Seeger sale during the 2020 period. Partially offsetting this decrease were investments in growth and innovation, and an increase in employee related costs, including incentive compensation within both segments. Operating income in the first nine months of 2021 increased 26.4% to $114.6 million from the first nine months of 2020 and operating income margin increased from 10.9% in the 2020 period to 12.1% in the 2021 period, primarily driven by the items noted above.

Interest expense
Interest expense increased by $0.3 million in the third quarter of 2021 and by $0.5 million in the first nine months of 2021 as compared with the prior year periods, primarily as a result of higher interest rates, partially offset by decreased average borrowings during the period.

Other expense (income), net
Other expense (income), net in the third quarter of 2021 was $1.2 million compared to $0.0 million in the third quarter of 2020. Other expense (income), net in the first nine months of 2021 was $4.0 million compared to $2.7 million in the first nine months of 2020. This increase in expense was primarily caused by an increase in other components of net periodic benefit costs, from $0.8 million in the nine months ended September 30, 2020 to $1.7 million in the nine months ended September 30, 2021.

Income Taxes
During the second quarter of 2021, the Italian tax authorities released Tax Guidance related to the application of tax basis realignment rules for intangible property ("Realignment") which provides Italian taxpayers with the opportunity to step up the basis of goodwill and intangibles to their fair market value and amortize the step up over 18 years for tax purposes in exchange for paying a 3% tax on the step up, payable over a three year period. The Company opted to elect the Realignment in June 2021 and accordingly recorded a tax payable of $3.0 million and a long-term tax payable of $6.0 million. The Company subsequently made its first required installment payment of $3.0 million during the third quarter of 2021, reducing the long-term tax payable accordingly. The Company also recorded a deferred tax asset of $83.9 million related to the Realignment. Accounting guidance requires that when a deferred tax asset is realigned for tax purposes, a corresponding revaluation reserve also be recorded. Under Italian tax rules, any dividends paid out of this revaluation reserve are subject to tax at a 24% rate. Accordingly, the Company recorded a deferred tax liability of $72.2 million related to the potential 24% tax due on any dividends, paid out of the revaluation reserve. The deferred tax asset and liability balances have been presented on a net basis on the Consolidated Balance Sheets. The Company also recorded a one time $2.7 million benefit to the provision in the first nine months of 2021 related to this election and related accounting.

The Company's effective tax rate for the first nine months of 2021 was 27.0% compared with 40.0% in the first nine months of 2020 and 37.6% for the full year 2020. The decrease in the first nine months of 2021 effective tax rate from the full year 2020 rate is primarily due to the absence of tax expense related to the completed sale of the Seeger business in 2020, the benefit related to the tax basis of goodwill and intangibles (discussed above), a net benefit related to the resolution of a foreign tax matter and a favorable mix in earnings based on tax jurisdictions. The tax rate benefits were partially offset by tax expense related to the revaluation of UK deferred taxes resulting from a legislative increase in the corporate tax rate.

The Aerospace and Industrial segments have a number of multi-year tax holidays in Singapore and China. The tax holiday in China expired at the end of 2020. The Company has re-applied for approval of a potential three-year holiday in China which could reduce the tax rate effective January 1, 2021 (retroactively). The Company anticipates a decision on its application for the holiday in the fourth quarter of 2021. These holidays are subject to the Company meeting certain commitments in the respective jurisdictions. Aerospace was granted an income tax holiday for operations recently established in Malaysia. This holiday commenced effective November 2020 and remains effective for a period of ten years.

Income and Income per Share

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except per share)	2021	2020	Change		2021	2020	Change
Net income	$27.9	$15.4	$12.5	81.4%	$71.7	$45.7	$26.1	57.1%
Net income per common share:
Basic	$0.55	$0.30	$0.25	83.3%	$1.41	$0.90	$0.51	56.7%
Diluted	0.55	0.30	0.25	83.3%	1.40	0.89	0.51	57.3%
Weighted average common shares outstanding:
Basic	50.9	50.8	0.1	0.1%	50.9	50.9	—	0.1%
Diluted	51.1	50.9	0.1	0.2%	51.1	51.1	—	(0.1)%
Basic and diluted net income per common share increased for the three and nine month periods ended September 30, 2021 as compared to 2020. The increases were due to the increases in net income for the periods. Basic and diluted weighted average common shares outstanding were largely consistent for the periods and were only slightly impacted by the repurchase of 396,000 and 100,000 shares during 2020 and 2021, respectively, as part of the Company's publicly announced Repurchase Program (as defined herein) as well as the issuance of additional shares for employee stock plans.

Financial Performance by Business Segment

Industrial

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2021	2020	Change		2021	2020	Change
Sales	$231.5	$196.9	$34.6	17.6%	$686.2	$561.0	$125.2	22.3%
Operating profit	30.1	24.4	5.6	23.0%	78.6	42.1	36.6	86.9%
Operating margin	13.0%	12.4%			11.5%	7.5%

Sales at Industrial were $231.5 million in the third quarter of 2021, a $34.6 million, or 17.6% increase from the third quarter of 2020. Organic sales increased by $32.9 million, or 16.7%, during the 2021 period, driven by improved volumes across each of the businesses. On a sequential basis, Industrial declined slightly in the third quarter of 2021, as compared with the second quarter of 2021, as pressures resulting from semiconductor shortages and global supply chain sourcing constraints impacted near-term automotive and broader industrial production. The Automation business saw strong year-over-year organic sales growth, although sequential sales and order rates both declined relative to the second quarter of 2021. Orders within the personal care and packaging markets demonstrated softness on both a year-over-year and sequential basis. Volumes within our medical markets remained solid, consistent with this market trend throughout the pandemic. Foreign currency increased sales on a year-over-year basis by approximately $1.7 million as the U.S. dollar weakened against foreign currencies. During the first nine months of 2021, this segment reported sales of $686.2 million, a 22.3% increase from the first nine months of 2020. Organic sales increased by $106.1 million, or 18.9%, during the 2021 period, primarily a result of recovering end-markets, the lessened impacts of COVID-19 and related sales improvements within each of the businesses. The Company completed the sale of its Seeger business in February 2020, reducing sales by $5.3 million during the first nine months of 2021 relative to the prior year period. Foreign currency increased sales by approximately $24.4 million as the U.S. dollar weakened against foreign currencies.

Operating profit at Industrial in the third quarter of 2021 increased 23.0% from the third quarter of 2020 to $30.1 million. Operating profit benefited from the impact of increased organic sales volumes, partially offset by an increase in employee related costs, including incentive compensation, and investments in growth and innovation. Global sourcing also impacted the current period as supply chain constraints drove freight and raw material cost increases across the broader industry. Operating margin increased from 12.4% in the 2020 period to 13.0% in the 2021 period, driven primarily by increased organic sales volumes. Operating profit in the first nine months of 2021 was $78.6 million, an increase of $36.6 million from the first nine months of 2020, driven by the profit impact of increased organic sales and the absence of $15.8 million of restructuring charges and $2.4 million of divestiture charges related to the completion of the Seeger sale during the 2020 period. Partially offsetting these benefits were the increase in employee related costs, global sourcing and investments in growth and innovation. Research and development costs increased in the first nine months of 2021 period as the Company continues to invest in innovation.

Operating margin increased from 7.5% in the 2020 period to 11.5% in the 2021 period, primarily a result of the increased organic sales and the absence of the prior period restructuring costs.

Outlook: In Industrial, management remains focused on generating organic sales growth through the introduction of new products and services and by leveraging the benefits of its diversified products and global industrial end-markets. This being the case, our end markets continue to recover from the impacts of COVID-19 and increasing supply chain constraints. Markets within our key regions of North America, Europe and China, although having demonstrated recovery throughout the first half of the year, softened during the third quarter as supply chain disruptions impacted demand and shipments across most Industrial businesses and regions. General industrial end markets have shown significant year-over-year improvement, although order rates were sequentially flat as compared with the second quarter of 2021. For overall industrial end-markets, the manufacturing Purchasing Managers' Index ("PMI") are above 50 in most regions. PMI within the United States, Europe and China, however, have shown slight deterioration since the second quarter of 2021. Global forecasted production for light vehicles has continued to decline due to semiconductor shortages that have impacted, and may continue to impact, near-term automotive builds, tempering overall strength within the transportation markets during the first nine months of 2021. Management also continues to track closely the impact of pricing changes and lead times on raw materials and freight, given the increasing pressure of supply chain constraints, primarily during the back end of the current quarter. Within our Molding Solutions business, global medical markets remain healthy and are expected to remain favorable given the recent demands of COVID-19, an aging population and expanded medical applications. The automotive hot runner and tool and die markets remain strong following the release of projects with automotive original equipment manufacturers related to model launches, including new electric vehicles. Orders within the packaging market have declined on both a year-over-year and sequential basis. Proposed environmental regulations affecting product and packaging composition and disposability may impact future sales within these end markets. Automation end-markets continue to trend positively from a year-over-year standpoint. Although order activity declined sequentially during the third quarter of 2021, we continue to focus on further expansion into adjacent end-markets. Overall industrial end-markets may be impacted by uncertainty related to current and potential future tariffs. As noted above, our sales were positively impacted by $1.7 million from fluctuations in foreign currencies. To the extent that the U.S. dollar fluctuates relative to other foreign currencies, our sales may be impacted relative to the prior year periods. The relative impact on operating profit is not expected to be as significant as the impact on sales as most of our businesses have expenses primarily denominated in local currencies, where their revenues reside, however operating margins may be impacted. Management is focused on sales growth through innovation, acquisition and expanding geographic reach. Strategic investments in new technologies, manufacturing processes and product development are expected to provide benefits over the long term and management continues to evaluate such opportunities.

The Company is focused on the proactive management of costs to mitigate any residual impacts of COVID-19 and increasing risks of supply chain constraints on operating profit. Management also remains focused on strategic investments and new product and process introductions, as well as driving productivity by leveraging the Barnes Enterprise System ("BES"). Cost saving initiatives taken earlier, including discretionary spending initiatives, continue to provide benefit. The Company continues to manage its cost structure to align with the intake of orders and sales given remaining uncertainty within certain end-markets as we close out 2021. Management will continue to explore opportunities for additional cost savings, while working closely with vendors and customers as it relates to the timing of deliveries and pricing initiatives. It is anticipated that operating profit will continue to be impacted by changes in sales volume, mix and pricing, inflation, freight costs and the levels of investments made within each of the Industrial businesses. Operating profit may also be impacted by enactment of or changes in tariffs, trade agreements and trade policies that may affect the cost, lead times and/or availability of goods, including but not limited to, steel and aluminum. Costs associated with new product and process introductions, restructuring and other cost initiatives, strategic investments and the integration of acquisitions may negatively impact operating profit.

Aerospace

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2021	2020	Change		2021	2020	Change
Sales	$93.5	$72.1	$21.4	29.6%	$261.6	$274.2	$(12.6)	(4.6)%
Operating profit	13.6	6.8	6.8	100.5%	36.0	48.6	(12.6)	(25.9)%
Operating margin	14.6%	9.4%			13.8%	17.7%

The Aerospace segment reported sales of $93.5 million in the third quarter of 2021, a 29.6% increase from the third quarter of 2020. Sales increased 23% within the OEM business and 46% within the Aftermarket business relative to the 2020 period. On a sequential basis, Aerospace sales improved 8% in the third quarter of 2021 relative to the second quarter of 2021, with OEM and Aftermarket sales improving by 5% and 16%, respectively, relative to the prior period. The year-over-year increase in

OEM sales was driven by growing narrow body airframe production including the return to flight of the Boeing 737 MAX. Sales within OEM, although having increased since the comparable 2020 period as well as sequentially since the second quarter of 2021, continued to experience the impact of earlier reductions in engine and airframe build schedules, in addition to higher levels of inventory within the supply chain. The order schedules of our OEM customers have continued to stabilize throughout 2021, although OEM orders declined sequentially in the current period as customers continue to normalize their aircraft production schedules. Sales within the Aftermarket Maintenance Repair and Overhaul ("MRO") and spare parts businesses improved during the third quarter of 2021 on a year-over-year basis. Airline traffic and aircraft utilization have improved significantly relative to the third quarter of 2020. The MRO business continued to demonstrate signs of a gradual recovery as the distribution of vaccines increased, certain domestic health and travel restrictions were lifted and passenger traffic improved. Sales within the segment are largely denominated in U.S. dollars and therefore were not significantly impacted by changes in foreign currency. During the first nine months of 2021, the Aerospace segment reported sales of $261.6 million, a 4.6% decrease from the first nine months of 2020, driven by declines within the Aftermarket businesses, partially offset by an increase within OEM. The sales decline during the first nine months of 2021 resulted from lower sales volumes, primarily during the first quarter of 2021, due to the impact of COVID-19. Aerospace segment sales during the first quarter of 2021 were down 38% relative to the comparable 2020 quarter, thereby weighing on the first nine months of 2021.

Operating profit at Aerospace in the third quarter of 2021 more than doubled since the third quarter of 2020 to $13.6 million. The increase in operating profit resulted from the profit contribution of higher volumes within the OEM and Aftermarket businesses, as discussed above, and favorable productivity. These benefits were partially offset by an increase in employee related costs, including incentive compensation. Operating margin increased from 9.4% in the the 2020 period to 14.6% in the 2021 period, driven primarily by the profit contribution of increased sales. Operating margin decreased from 17.7% in the first nine months of 2020 to 13.8% in the first nine months of 2021, a result of mix across the businesses and, more specifically, the comparably lower Aftermarket sales during the first nine months of 2021. Operating profit in the first nine months of 2021 decreased 25.9% from the first nine months of 2020 to $36.0 million, driven by lower Aftermarket performance within the current nine-month period, partially offset by the absence of $2.2 million of restructuring charges during the 2020 period.

Outlook: Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the worldwide economy and are supported by its order backlog through participation in certain strategic commercial and defense-related engine and airframe programs. OEM sales and orders grew modestly in the first nine months of 2021 relative to the similar 2020 period and management anticipates gradual order improvement over the remainder of 2021 as customer schedules continue to normalize, albeit at lower levels. The Company expects, however, that the OEM business will continue to see lingering softness in demand for its manufactured components relative to pre-pandemic levels as aircraft production rates at Boeing and Airbus have been reduced. Narrow body airframe production is beginning to ramp, whereas wide body airframe production remains under pressure given continued international travel restrictions. The duration and depth of the aerospace market disruptions remain uncertain at this time, however a recovery to pre-pandemic levels is expected to take several years. Aerospace management continues to work with customers to evaluate engine and airframe build schedules, giving management the ability to react timely to such changes. Management is also working closely with suppliers to align raw material schedules with production requirements. Management remains focused on executing long-term agreements while expanding our share of production on key programs. Backlog at OEM was $665.1 million at September 30, 2021, an increase of 16.3% since December 31, 2020, at which time backlog was $572.0 million. OEM orders increased backlog through the first six months of 2021, however levels declined in the current quarter, largely as Aerospace customers continued to adjust orders based on their changing aircraft production schedules. Approximately 40% of OEM backlog is expected to be recognized over the next 12 months. If COVID-19 continues to have a material impact on the aviation industry, including our more significant OEM customers, it will continue to materially affect our Aerospace business and results of operations. The Aerospace OEM business may also be impacted by changes in the content levels on certain platforms, changes in customer sourcing decisions, adjustments to customer inventory levels, commodity and labor availability and pricing, vendor sourcing capacity and the use of alternate materials. Additional impacts may include the redesign of parts, quantity of parts per engine, cost schedules agreed to under contract with the engine and airframe manufacturers, as well as the pursuit and duration of new programs.

COVID-19 continues to impact our Aerospace Aftermarket businesses. Reduced aircraft utilization, increased levels of aircraft removed from service and reduced airline profitability are expected to continue to negatively impact our business in the mid-term. The Aftermarket business has, however, showed signs of a gradual recovery during the first nine months of 2021 as domestic and international passenger traffic improved, the distribution of vaccines increased and certain domestic health and travel restrictions were lifted. Travel restrictions, especially on an international basis, continue to impact wide body aircraft utilization and corresponding Aftermarket orders, although freight-related air traffic remains strong. Sales in the Aerospace Aftermarket business may continue to be impacted by inventory management and changes in customer sourcing, deferred or limited maintenance activity during engine shop visits and the use of surplus (used) material during the engine repair and overhaul process. Management believes that its Aerospace Aftermarket business continues to be competitively positioned based on well-established long-term customer relationships, including maintenance and repair contracts in the MRO business and long-term Revenue Sharing Programs ("RSPs") and Component Repair Programs ("CRPs"). The MRO business may also be impacted by airlines that closely manage their aftermarket costs as engine performance and quality improves. Fluctuations in fuel costs and their impact on airline profitability and behaviors within the aerospace industry could also impact levels and frequency of aircraft maintenance and overhaul activities, and airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the economics associated with new fuel efficient technologies.

Given the pressures on sales growth resulting from COVID-19, the Company remains focused on the proactive management of costs and improved productivity as it takes action to mitigate continued pressure on operating profit. Certain cost savings actions taken in the prior year remain in effect and have been critical in partially offsetting the lower profit contribution of lower Aftermarket sales. Aerospace will continue to explore opportunities for additional productivity throughout 2021 and into 2022, including working closely with vendors and customers as it relates to the timing of deliveries and pricing initiatives. Management also remains focused on strategic investments and new product and process introductions. Driving productivity through the application of the Barnes Enterprise System continues as a key initiative. Operating profit is expected to be affected by the impact of the changes in sales volume noted above, mix and pricing, particularly as they relate to the higher profit Aftermarket RSP spare parts business, and investments made in each of its businesses. Operating profits may also be impacted by potential changes in tariffs, trade agreements and trade policies that may affect the cost and/or availability of goods and labor. Costs associated with new product and process introductions, the physical transfer of work to other global regions, additional productivity initiatives and restructuring activities may also negatively impact operating profit.

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

To better align costs with the current business environment, the Company has taken several actions. During 2020, the Company announced the Actions that were taken across the businesses and functions in response to the macroeconomic disruption in global industrial and aerospace end markets. A resulting pre-tax charge of $18.2 million was recorded through operating profit during 2020 (Note 17), primarily related to employee severance and other termination benefits. The Actions were substantially completed in 2020 and, at the time of the Actions being taken, reduced the Company’s global workforce by approximately 8%. The Company continues to invest within its businesses, with its estimate of 2021 capital spending to be approximately $40 million.

In October 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, as purchasers, for the issuance of $100.0 million aggregate principal amount of 3.97% senior notes due October 17, 2024 (the “3.97% Senior Notes”). The 3.97% Senior Notes are senior unsecured obligations of the Company and pay interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Senior Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Senior Notes in an amount equal to 100% of the principal amount of the 3.97% Senior Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The Note Purchase Agreement contains customary affirmative and negative covenants that are similar to the covenants required under the Amended Credit Agreement, as discussed below. At September 30, 2021, the Company was in compliance with all covenants under the Note Purchase Agreement.

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

On February 10, 2021, the Company and certain of its subsidiaries entered into the sixth amended and restated senior unsecured revolving credit agreement (the "Amended Credit Agreement") and retained Bank of America, N.A. as the Administrative Agent for the lenders. The Amended Credit Agreement maintains the $1,000.0 million of availability within the facility, while increasing the available borrowings under the accordion feature from $200.0 million to $250.0 million (aggregate availability of $1,250.0 million) and extends the maturity date through February 2026. The Amended Credit Agreement also adjusts the interest rate to either the Eurocurrency rate, as defined in the Amended Credit Agreement, plus a margin of 1.175% to 1.775% or the base rate, as defined in the Amended Agreement, plus a margin of 0.175% and 0.775%, depending on the Company's leverage ratio at the time of the borrowing. Multi-currency borrowings, pursuant to the Amended Credit Agreement, bear interest at their respective interbank offered rate (i.e. Euribor) or 0.00% (higher of the two rates) plus a margin of between 1.175% to 1.775%. As with the earlier facility, the Company's borrowing capacity is limited by various debt covenants in the Amended Credit Agreement, as described further below. The Amended Credit Agreement requires the Company to maintain a Senior Debt Ratio of not more than 3.75 times at the end of each fiscal quarter ending on or before September 30, 2021, after which the ratio will revert to 3.25 times (or, if a permitted acquisition above $150.0 million is consummated, 3.50 times at the end of each of the first four fiscal quarters ending after the consummation of any such acquisition). In addition, the Amended Credit Agreement requires the Company to maintain a Total Debt Ratio of not more than 3.75 for each fiscal quarter (or, if a permitted acquisition above $150.0 million is consummated, 4.25 times at the end of each of the first four fiscal quarters ending after the consummation of any such acquisition, however, such increase in the ratio will not be effective during any period prior to October 1, 2021. A ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25, is required at the end of each fiscal quarter. The Amended Credit Agreement also contemplates the potential replacement of LIBOR (as defined below) with a successor financing rate, pursuant to the intent of the United Kingdom's Financial Conduct Authority to phase out use of LIBOR. See additional discussion immediately below regarding the Company's ongoing evaluation related to this potential change in financing rates. The Company paid fees and expenses of $4.2 million in conjunction with executing the Amended Credit Agreement; such fees will be deferred within Other assets on the Consolidated Balance Sheets and will be amortized into interest expense on the Consolidated Statements of Income through its maturity. The Company subsequently amended the Credit Agreement on October 11, 2021, defining certain applicable multi-currency borrowing rates that may be used as replacement rates for LIBOR, which is expected to be discontinued by reference rate reform. See Note 3 of the Consolidated Financial Statements, as well as discussion below.

The United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced its intent to phase out the use of LIBOR by December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified the Secured Overnight Financing Rate (“SOFR”) as its preferred benchmark alternative to U.S. dollar LIBOR. Published by the Federal Reserve Bank of New York, SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. The Company’s Amended Credit Agreement and corresponding interest rate Swap are tied to LIBOR, with each maturing in February 2026, as noted above. In March 2021, the ICE Benchmark Association announced that it will extend the publication of overnight, 1, 3, 6 and 12 month LIBOR rates until June 30, 2023, while ceasing publication of all other LIBOR rates including 1 week and 2 month rates. The Company's Credit Facility was amended in October 2021 to address the replacement of LIBOR, defining certain applicable multi-currency borrowing rates that may be used as a replacement. The Company is continuing to monitor the potential impact of the replacement of LIBOR, but does not anticipate a material impact on our business, financial condition, results of operations and cash flows.

At September 30, 2021, the Company was in compliance with all applicable covenants. The Company anticipates continued compliance under the Agreements in each of the next four quarters. The Company's most restrictive financial covenant is the Senior Debt Ratio, which required the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.75 times at September 30, 2021. The actual ratio at September 30, 2021 was 2.59 times, as defined. As noted

above, the Amended Credit Agreement requires the Company to maintain a Senior Debt Ratio of not more than 3.75 times at the end of each fiscal quarter ending on or before September 30, 2021, after which the ratio will revert to 3.25 times in subsequent periods.

Management did not repurchase any shares during the third quarter of 2021. Management will continue to evaluate additional repurchases based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. See "Part II - Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds".

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the Amended Credit Facility and currently expects that its bank syndicate, comprised of 12 banks, will continue to support its recently executed Amended Credit Agreement which matures in February 2026. At September 30, 2021, the Company had $476.6 million unused and available for borrowings under its $1,000.0 million Amended Credit Facility, subject to covenants in the Company's revolving debt agreements. At September 30, 2021, additional borrowings of $282.8 million of Total Debt, as defined, including $282.8 million of Senior Debt would have been allowed under the financial covenants. The Company intends to use borrowings under its Amended Credit Agreement to support the Company's ongoing growth initiatives. The Company continues to analyze potential acquisition targets and end markets that meet its strategic criteria with an emphasis on proprietary, highly-engineered industrial technologies. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements. The Company has not drawn on its debt agreements as a result of COVID-19, as it believes the availability of those funds are not at risk given the strength of the underlying bank syndicate. The Company maintains communication with its bank syndicate as it continues to monitor its cash requirements.

The Company had no borrowings under short-term bank credit lines at September 30, 2021.

On April 28, 2017, the Company entered into an interest rate swap agreement (the "2017 Swap") with one bank which converts the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The 2017 Swap expires on January 31, 2022. On March 24, 2021, the Company entered into a new interest rate swap agreement (the "2021 Swap") with this same bank that will commence on January 31, 2022 and will convert the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.17% plus the borrowing spread. The 2021 Swap will expire on January 30, 2026. These interest rate swap agreements (the "Swaps") remained in place at September 30, 2021 and are accounted for as cash flow hedges. At September 30, 2021, the Company's total borrowings were comprised of 33% fixed rate debt and 67% variable rate debt. At December 31, 2020, the Company's total borrowings were comprised of 30% fixed rate debt and 70% variable rate debt.

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

At September 30, 2021, the Company held $93.5 million in cash and cash equivalents, the majority of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions and are expected to primarily fund international investments.

The Company currently does not plan to make any additional discretionary contributions to its U.S. Qualified pension plans in 2021, however approximately $4.7 million is expected to be made into its U.S. Non-qualified and international pension plans throughout 2021.

Cash Flow

	Nine Months Ended September 30,
(in millions)	2021	2020	Change
Operating activities	$127.8	$163.8	$(36.0)
Investing activities	(23.4)	7.3	(30.7)
Financing activities	(88.6)	(181.1)	92.5
Exchange rate effect	(2.9)	0.7	(3.6)
Increase (decrease) in cash	$12.9	$(9.3)	$22.2

Operating activities provided $127.8 million in the first nine months of 2021 compared to $163.8 million in the first nine months of 2020. Operating cash flows in the 2021 period were positively impacted by improved operating results reflecting a recovery within our end-markets which was offset by a reduction in cash provided by working capital. The 2021 period included a use of cash for working capital of $3.4 million compared to $67.1 million of cash provided by working capital in the 2020 period which was driven by a reduction in accounts receivable due to the decline in sales in the period.

Investing activities used $23.4 million in the first nine months of 2021 and generated $7.3 million in the first nine months of 2020. Net cash proceeds of $36.9 million from the sale of the Seeger business were included in investing activities for the 2020 period. See Note 2 of the Consolidated Financial Statements. Investing activities in the 2021 period included capital expenditures of $26.7 million compared to $30.2 million in the 2020 period. The Company expects capital spending in 2021 to approximate $40 million.

Financing activities in the first nine months of 2021 included a net decrease in borrowings of $48.3 million compared to $137.5 million in the comparable 2020 period. During the first nine months of 2021 and 2020, the Company repurchased 0.1 million shares and 0.4 million shares, respectively, of the Company's stock at a cost of $5.2 million and $15.6 million, respectively. Total cash used to pay dividends was $24.3 million in both the 2021 and 2020 periods. Other financing cash flows during the first nine months of 2021 and 2020 include $1.1 million and $1.9 million, respectively, of net cash payments resulting from the settlement of foreign currency hedges related to intercompany financing. Other financing cash flows during the first nine months of 2021 also include $4.2 million of payments made in conjunction with executing the Amended Credit Agreement and $4.2 million of payments related to the residual interest in a subsidiary.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At September 30, 2021, $523.4 million was borrowed at an average interest rate of 1.47% under the Company's $1,000.0 million Amended Credit Facility which matures in February 2026. As of September 30, 2021, the Company had no borrowings under short-term bank credit lines. At September 30, 2021, the Company's total borrowings were comprised of 33% fixed rate debt and 67% variable rate debt. The interest payments on $100.0 million of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the respective interest rate swaps that were executed in April 2017 and March 2021.

Debt Covenants

As noted above, borrowing capacity is limited by various debt covenants in the Company's debt agreements. Following is a reconciliation of Consolidated EBITDA, a key metric in the debt covenants, to the Company's net income (in millions):

Four Fiscal Quarters Ended September 30, 2021
Net income	$89.5
Add back:
Interest expense	16.5
Income taxes	34.2
Depreciation and amortization	90.8
Adjustment for non-cash stock based compensation	11.4
Workforce reduction and restructuring charges	1.6
Other adjustments	0.2
Consolidated EBITDA, as defined within the Amended Credit Agreement	$244.1

Consolidated Senior Debt, as defined, as of September 30, 2021	$632.5
Ratio of Consolidated Senior Debt to Consolidated EBITDA	2.59
Maximum	3.75
Consolidated Total Debt, as defined, as of September 30, 2021	$632.5
Ratio of Consolidated Total Debt to Consolidated EBITDA	2.59
Maximum	3.75
Consolidated Cash Interest Expense, as defined, as of September 30, 2021	$16.5
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	14.83
Minimum	4.25

The Amended Credit Agreement allows for certain adjustments within the calculation of the financial covenants. Other adjustments consist primarily of due diligence and transaction expenses as permitted under the Amended Credit Agreement. The Company's financial covenants are measured as of the end of each fiscal quarter. At September 30, 2021, additional borrowings of $282.8 million of Senior Debt would have been allowed under the covenants. Additional borrowings for Total Debt would also have been limited to $282.8 million at September 30, 2021. Senior Debt includes primarily the borrowings under the Amended Credit Agreement, the 3.97% Senior Notes and the borrowings under the lines of credit. The Company's unused committed credit facilities at September 30, 2021 were $476.6 million; however, the borrowing capacity was limited by the debt covenants to $282.8 million at September 30, 2021.

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

EBITDA

Earnings before interest expense, income taxes, and depreciation and amortization ("EBITDA") for the first nine months of 2021 was $178.7 million compared to $154.0 million in the first nine months of 2020. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes, and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors. Accordingly, the calculation has limitations depending on its use.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Nine Months Ended September 30,
	2021	2020
Net income	$71.7	$45.7
Add back:
Interest expense	12.4	11.9
Income taxes	26.5	30.4
Depreciation and amortization	68.0	66.0
EBITDA	$178.7	$154.0

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements often address our expected future operating and financial performance and financial condition, and often contain words such as "anticipate," "believe," "expect," "plan," "estimate," "project," "continue," "will," "should," "may," and similar terms. These forward-looking statements do not constitute guarantees of future performance and are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. These include, among others: difficulty maintaining relationships with employees, customers, distributors, suppliers, business partners or governmental entities; failure to successfully negotiate collective bargaining agreements or potential strikes, work stoppages or other similar events; difficulties leveraging market opportunities; changes in market demand for our products and services; rapid technological and market change; the ability to protect and avoid infringing upon intellectual property rights; introduction or development of new products or transfer of work; higher risks in global operations and markets; the impact of intense competition; acts of terrorism, cybersecurity attacks or intrusions that could adversely impact our businesses; the continuing impact of the COVID-19 pandemic on our business, including on demand, supply chains, operations and our ability to maintain sufficient liquidity; the failure to achieve anticipated cost savings and benefits associated with workforce reductions and restructuring actions; uncertainties relating to conditions in financial markets; currency fluctuations and foreign currency exposure; future financial performance of the industries or customers that we serve; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; inability to realize expected sales or profits from existing backlog due to a range of factors, including changes in customer sourcing decisions, material changes, production schedules and volumes of specific programs; the impact of government budget and funding decisions; government tariffs, trade agreements and trade policies; the impact of new or revised tax laws and regulations; the adoption of laws, directives or regulations that impact the materials processed by our products or their end markets; fluctuations in the pricing, quality or availability of raw materials, supplies, freight, transportation, utilities and other items required by operations; labor shortages or other business interruptions at transportation centers, shipping ports, our suppliers’ facilities or our facilities; disruptions in information technology systems, including as a result of cybersecurity or data security breaches; the continuing impact of prior acquisitions and divestitures; and any other future strategic actions, including acquisitions, divestitures, restructurings, or strategic business realignments, and our ability to achieve the financial and operational targets set in connection with any such actions; the ability to achieve social and environmental performance goals; the outcome of pending and future legal, governmental, or regulatory proceedings and contingencies; the impact of actual, potential or alleged defects or failures of our products or third-party products within which our products are integrated, including product liabilities, product recall costs and uninsured claims; future repurchases of common stock; future levels of indebtedness; and numerous other matters of a global, regional or national scale, including those of a political, social, economic, business, competitive, environmental, regulatory and public health nature; and other risks and uncertainties described in documents filed with or furnished to the Securities and Exchange Commission ("SEC") by the Company, including, among others, those in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors sections of the Company's filings. The Company assumes no obligation to update its forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to such risk during the nine-months ended September 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's third quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
July 1-31, 2021	6,812		$49.36	—	3,604,000
August 1-31, 2021	16,234		$50.18	—	3,604,000
September 1-30, 2021	334		$44.76	—	3,604,000
Total	23,380	(1)	$49.86	—

(1)All acquisitions of equity securities during the third quarter of 2021 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

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

Item 6. Exhibits

Exhibit 10.1	LIBOR Transition Amendment, dated as of October 11, 2021.
Exhibit 15	Letter regarding unaudited interim financial information.
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date:	October 29, 2021	/s/ JULIE K. STREICH
Julie K. Streich
Senior Vice President, Finance
Chief Financial Officer
(Principal Financial Officer)

Date:	October 29, 2021	/s/ MARIAN ACKER
Marian Acker
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended September 30, 2021

Exhibit No.	Description	Reference
10.1	LIBOR Transition Amendment, dated as of October 11, 2021.	Filed with this report.
15	Letter regarding unaudited interim financial information.	Filed with this report.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed with this report.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	Filed with this report.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with this report.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with this report.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with this report.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with this report.