Form 10-Q
period 2022-03-31
BARNES GROUP INC
filed 2022-05-02
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

The registrant had outstanding 50,699,128 shares of common stock as of April 27, 2022.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended March 31, 2022

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net sales	$312,383	$301,629

Cost of sales	207,190	194,696
Selling and administrative expenses	74,080	74,553
	281,270	269,249
Operating income	31,113	32,380

Interest expense	3,567	3,942
Other expense (income), net	1,630	1,463
Income before income taxes	25,916	26,975
Income taxes	5,432	7,593
Net income	$20,484	$19,382

Per common share:
Basic	$0.40	$0.38
Diluted	0.40	0.38

Weighted average common shares outstanding:
Basic	51,022,417	50,933,666
Diluted	51,168,622	51,087,688

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$20,484	$19,382
Other comprehensive loss, net of tax
Unrealized gain (loss) on hedging activities, net of tax (1)	3,518	(652)
Foreign currency translation adjustments, net of tax (2)	(8,612)	(47,882)
Defined benefit pension and other postretirement benefits, net of tax (3)	2,504	3,632
Total other comprehensive loss, net of tax	(2,590)	(44,902)
Total comprehensive income (loss)	$17,894	$(25,520)

(1) Net of tax of $1,101 and $(184) for the three months ended March 31, 2022 and 2021, respectively.

(2) Net of tax of $0 and $0 for the three months ended March 31, 2022 and 2021, respectively.

(3) Net of tax of $764 and $1,069 for the three months ended March 31, 2022 and 2021, respectively.

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$75,255	$102,860
Accounts receivable, less allowances (2022 - $5,863; 2021 - $5,625)	272,345	262,257
Inventories	255,117	239,655
Prepaid expenses and other current assets	83,795	75,437
Total current assets	686,512	680,209

Deferred income taxes	17,883	21,976

Property, plant and equipment	909,281	904,895
Less accumulated depreciation	(573,995)	(563,433)
	335,286	341,462

Goodwill	945,407	955,370
Other intangible assets, net	486,835	500,246
Other assets	83,432	77,557
Total assets	$2,555,355	$2,576,820

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$978	$1,900
Accounts payable	134,816	131,076
Accrued liabilities	144,852	175,583
Long-term debt - current	1,702	1,835
Total current liabilities	282,348	310,394

Long-term debt	594,976	599,932
Accrued retirement benefits	75,684	76,784
Deferred income taxes	65,557	66,704
Long-term tax liability	52,114	52,114
Other liabilities	43,646	42,126

Commitments and contingencies (Note 15)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2022 - 64,356,438 shares; 2021 - 64,343,582 shares)	644	643
Additional paid-in capital	519,227	516,562
Treasury stock, at cost (2022 - 13,659,544 shares; 2021 - 13,658,483 shares)	(523,691)	(523,642)
Retained earnings	1,599,278	1,587,041
Accumulated other non-owner changes to equity	(154,428)	(151,838)
Total stockholders' equity	1,441,030	1,428,766
Total liabilities and stockholders' equity	$2,555,355	$2,576,820

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income	$20,484	$19,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,301	21,992
Gain on disposition of property, plant and equipment	(1)	(50)
Stock compensation expense	2,534	2,306
Changes in assets and liabilities:
Accounts receivable	(10,961)	(7,590)
Inventories	(15,154)	78
Prepaid expenses and other current assets	(5,809)	(4,882)
Accounts payable	4,163	9,121
Accrued liabilities	(28,197)	(6,456)
Deferred income taxes	2,115	(101)
Long-term retirement benefits	(1,862)	(569)
Other	1,074	2,381
Net cash (used) provided by operating activities	(9,313)	35,612

Investing activities:
Proceeds from disposition of property, plant and equipment	60	83
Capital expenditures	(7,405)	(7,855)
Other	(1,094)	3,758
Net cash used by investing activities	(8,439)	(4,014)

Financing activities:
Net change in other borrowings	(784)	5,354
Payments on long-term debt	(34,918)	(30,933)
Proceeds from the issuance of long-term debt	35,000	15,000
Proceeds from the issuance of common stock	153	125
Dividends paid	(8,111)	(8,104)
Withholding taxes paid on stock issuances	(49)	(68)
Other	(3,665)	(5,816)
Net cash used by financing activities	(12,374)	(24,442)

Effect of exchange rate changes on cash flows	137	(2,331)
(Decrease) increase in cash, cash equivalents and restricted cash	(29,989)	4,825
Cash, cash equivalents and restricted cash at beginning of period	111,909	91,468
Cash, cash equivalents and restricted cash at end of period	81,920	96,293
Less: Restricted cash, included in Prepaid expenses and other current assets	(4,434)	(6,198)
Less: Restricted cash, included in Other assets	(2,231)	(5,195)
Cash and cash equivalents at end of period	$75,255	$84,900

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data)
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income, comprehensive income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2021 has been derived from the 2021 financial statements of Barnes Group Inc. (the "Company"). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair statement of the results, have been included. Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

2. Recent Accounting Standards

The Financial Accounting Standards Board ("FASB") establishes changes to accounting principles under U.S. generally accepted accounting principles ("US GAAP") through the use of Accounting Standards Updates ("ASUs") to the FASB's Accounting Standards Codification. The Company evaluates the applicability and potential impacts of recent ASUs on its Consolidated Financial Statements and related disclosures.

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

Recently Issued Accounting Standards

The United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced its intent to phase out the use of LIBOR by December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified the Secured Overnight Financing Rate (“SOFR”) as its preferred benchmark alternative to U.S. dollar LIBOR. Published by the Federal Reserve Bank of New York, SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. In March 2020, in response to this transition, the FASB issued guidance related to this rate reform, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued by reference rate reform, and addresses operational issues likely to arise in modifying contracts to replace discontinued reference rates with new rates. In January 2021, the FASB issued further clarifying guidance regarding derivatives, as it relates to this transition. The guidance is effective through December 31, 2022. The Company’s Amended Credit Agreement (Note 8) and corresponding interest rate Swaps (Note 9) are tied to LIBOR, with each maturing in February 2026. In March 2021, the ICE Benchmark Association announced that it will extend the publication of overnight, 1, 3, 6 and 12 month LIBOR rates until June 30, 2023, while ceasing publication of all other LIBOR rates including 1 week and 2 month rates. The Company's Amended Credit Agreement was further amended in October 2021 and in April 2022 to address the replacement of LIBOR via the LIBOR Transition Agreement and Amendment No. 1, respectively (see Note 8).

The Company does not anticipate a material impact on our business, financial condition, results of operations or cash flow as a result of this change.

In October 2021, the FASB amended its guidance related to business combinations. The amended guidance requires entities to recognize and measure contract assets and contract liabilities acquired in business combinations on the acquisition date in accordance with Account Standard Codification 606, Revenue from Contracts with Customers. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the amended guidance and will apply the guidance to future acquisitions.

3. Revenue

The Company is a global provider of highly engineered products, differentiated industrial technologies, and innovative solutions, serving a wide range of end markets and customers. Its specialized products and services are used in far-reaching applications in healthcare, automation, packaging, aerospace, mobility and manufacturing.

Revenue is recognized by the Company when control of the product or solution is transferred to the customer. Control is generally transferred when products are shipped or delivered to customers, title is transferred, and the significant risks and rewards of ownership have transferred, and the Company has rights to payment and the rewards of ownership pass to the customer. Customer acceptance may also be a factor in determining whether control of the product has transferred. Although revenue is generally transferred at a point in time, a certain portion of the Company's businesses with customized products or contracts in which the Company performs work on customer-owned assets requires the use of an over-time recognition model as certain contracts meet one or more of the established criteria pursuant to the accounting guidance. Also, service revenue is recognized as control transfers, which is concurrent with the services being performed.

The following table presents the Company's revenue disaggregated by products and services, and geographic regions, by segment:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Industrial	Aerospace	Total Company	Industrial	Aerospace	Total Company
Product and Services
Engineered Components Products	$46,964	$—	$46,964	$48,286	$—	$48,286
Molding Solutions Products	103,036	—	103,036	108,547	—	108,547
Force & Motion Control Products	46,083	—	46,083	45,657	—	45,657
Automation Products	15,589	—	15,589	17,497	—	17,497
Aerospace Original Equipment Manufacturing Products	—	65,629	65,629	—	55,528	55,528
Aerospace Aftermarket Product and Services	—	35,082	35,082	—	26,114	26,114
	$211,672	$100,711	$312,383	$219,987	$81,642	$301,629

Geographic Regions (A)
Americas	$86,005	$72,497	$158,502	$82,895	$59,009	$141,904
Europe	82,369	19,821	102,190	88,674	14,151	102,825
Asia	41,819	7,318	49,137	46,760	7,647	54,407
Rest of World	1,479	1,075	2,554	1,658	835	2,493
	$211,672	$100,711	$312,383	$219,987	$81,642	$301,629

(A) Sales by geographic region are based on the location to which the product is shipped and services are delivered.

Revenue from products and services transferred to customers at a point in time accounted for approximately 80 percent of total revenue for the three month periods ended March 31, 2022 and March 31, 2021. A majority of revenue within the Industrial segment and Aerospace Original Equipment Manufacturing business ("OEM"), along with a portion of revenue within the Aerospace Aftermarket Products and Services business ("Aftermarket"), is recognized at a point in time, primarily when the product or solution is shipped to the customer.

Revenue from products and services transferred to customers over-time accounted for approximately 20 percent of total revenue for the three month periods ended March 31, 2022 and March 31, 2021. The Company recognizes revenue over-time in instances where a contract supports a continual transfer of control to the customer. Substantially all of our revenue in the Aerospace Aftermarket maintenance repair and overhaul business (within Aftermarket Products and Services) and a portion of the revenue for Engineered Components products, Molding Solutions products and Aerospace OEM products is recognized over-time. Within the Molding Solutions and Aerospace Aftermarket businesses, this continual transfer of control to the customer partially results from repair and refurbishment work performed on customer-controlled assets. With other contracts, this continual transfer of control to the customer is supported by clauses in the contract, or governing commercial law of the relevant jurisdiction, where we deliver products that do not have an alternative use and require an enforceable right to payment of costs incurred (plus a reasonable profit) or the Company has a contractual right to complete any work in process and receive full contract price.

The majority of our revenues are from contracts that are for less than one year, however certain Aerospace OEM and Molding Solutions business contracts extend beyond one year. In the Industrial segment, customers are typically OEMs or suppliers to OEMs and, in some businesses, distributors. In the Aerospace segment, customers include commercial airlines, OEMs, defense-related manufacturers, and industry parts and service providers.

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

Adjustments to net sales, cost of sales and the related impact to operating income are recognized as necessary in the period they become known. Revenue recognized from performance obligations satisfied in previous periods was not material in both the three month periods ended March 31, 2022 and 2021.

Contract Balances. The timing of revenue recognition, invoicing and cash collections affect accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets.

Unbilled Receivables (Contract Assets) - Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized when 1) the cost-to-cost method is applied and 2) such revenue exceeds the amount invoiced to the customer. Unbilled receivables are included within Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.

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

Net contract assets (liabilities) consisted of the following:

	March 31, 2022	December 31, 2021	$ Change	% Change
Unbilled receivables (contract assets)	$37,358	$33,522	$3,836	11%
Contract liabilities	(18,108)	(25,374)	7,266	(29)%
Net contract assets	$19,250	$8,148	$11,102	136%

Contract liabilities balances at March 31, 2022 and December 31, 2021 include $8,442 and $9,364, respectively, of customer advances for which the Company has an unconditional right to collect payment. Accounts receivable, as presented on the Consolidated Balance Sheet, includes corresponding balances at March 31, 2022 and December 31, 2021, respectively.
Changes in the net contract assets during the three-month period ended March 31, 2022 included a $7,266 decrease in contract liabilities, driven primarily by revenue recognized in the current period, partially offset by new customer advances and deposits.

Adding to this net contract assets increase was a $3,836 increase in contract assets, driven primarily by contract progress (i.e. unbilled receivable), partially offset by earlier contract progress being invoiced to the customer.

The Company recognized approximately 60% of the revenue related to the contract liabilities balance as of December 31, 2021 during the three months ended March 31, 2022, respectively, and approximately 40% of the revenue related to the contract liabilities balance as of December 31, 2020 during the three months ended March 31, 2021, respectively, primarily representing revenue from the sale of molds and hot runners within the Molding Solutions business.

Remaining Performance Obligations. The Company has elected to disclose remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed and, for Aerospace, excludes projections of components and assemblies that Aerospace OEM customers anticipate purchasing in the future under existing programs, which represent orders that are beyond lead time and do not represent performance obligations pursuant to accounting guidance. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $179,534. The Company expects to recognize revenue on approximately 70% of the remaining performance obligations over the next 12 months, with the remainder to be recognized within 24 months.

4. Stockholders' Equity

A schedule of consolidated changes in equity for the three months ended March 31, 2022 is as follows (number of shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2021	64,344	$643	$516,562	13,658	$(523,642)	$1,587,041	$(151,838)	$1,428,766
Comprehensive income	—	—	—	—	—	20,484	(2,590)	17,894
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,111)	—	(8,111)
Employee stock plans	12	1	2,665	2	(49)	(136)	—	2,481
March 31, 2022	64,356	$644	$519,227	13,660	$(523,691)	$1,599,278	$(154,428)	$1,441,030

A schedule of consolidated changes in equity for the three months ended March 31, 2021 is as follows (number of shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2020	64,171	$642	$501,531	13,530	$(516,992)	$1,519,811	$(122,315)	$1,382,677
Comprehensive income (loss)	—	—	—	—	—	19,382	(44,902)	(25,520)
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,104)	—	(8,104)
Employee stock plans	12	—	2,406	1	(68)	(24)	—	2,314
March 31, 2021	64,183	$642	$503,937	13,531	$(517,060)	$1,531,065	$(167,217)	$1,351,367

5. Net Income Per Common Share

For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans. For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding was increased by 146,205 and 154,022 for the three-month periods ended March 31, 2022 and 2021, respectively.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three-month periods ended March 31, 2022 and 2021, the Company excluded 718,844 and 522,117 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive.

The Company granted 115,600 stock options, 144,524 restricted stock unit awards and 121,860 performance share awards ("PSAs") in February 2022 as part of its annual long-term incentive equity grant awards. All of the stock options and the restricted stock unit awards vest upon meeting certain service conditions. The restricted stock unit awards are included in basic weighted-average common shares outstanding as they contain nonforfeitable rights to dividend payments. The PSAs are part of the long-term Performance Share Award Program and are based on performance goals that are driven by a combination of independently measured metrics (depending on the grant year) with each metric being weighted equally. The metrics for awards granted in 2022 include the Company’s total shareholder return (“TSR”), return on invested capital (“ROIC”) and operating income before depreciation and amortization growth ("EBITDA growth"). The TSR and EBITDA growth metrics are designed to assess the long-term Company performance relative to the performance of companies included in the Russell 2000 Index over a three-year performance period. ROIC is designed to assess the Company's performance compared to pre-established Company targets over a three-year performance period. The participants can earn from zero to 250% of the target award and the award includes a forfeitable right to dividend equivalents, which are not included in the aggregate target award numbers. The fair value of the TSR is determined using a Monte Carlo valuation method as the award contains a market condition.

6. Inventories

The components of inventories consisted of:

	March 31, 2022	December 31, 2021
Finished goods	$91,070	$88,954
Work-in-process	68,690	65,468
Raw material and supplies	95,357	85,233
	$255,117	$239,655

7. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended March 31, 2022:

	Industrial	Aerospace	Total Company
December 31, 2021	$924,584	$30,786	$955,370
Foreign currency translation	(9,963)	—	(9,963)
March 31, 2022	$914,621	$30,786	$945,407

Other Intangible Assets:

Other intangible assets consisted of:

		March 31, 2022		December 31, 2021
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue Sharing Programs (RSPs)	Up to 30	$299,500	$(154,413)	$299,500	$(151,961)
Component Repair Programs (CRPs)	Up to 30	111,839	(36,927)	111,839	(35,632)
Customer relationships	10-16	337,189	(142,630)	337,189	(137,856)
Patents and technology	4-11	123,433	(87,831)	123,433	(86,002)
Trademarks/trade names	10-30	10,949	(10,634)	10,949	(10,587)
Other	Up to 10	7,777	(2,253)	7,450	(2,072)
		890,687	(434,688)	890,360	(424,110)
Unamortized intangible assets:
Trade names		55,670	—	55,670	—
Foreign currency translation		(24,834)	—	(21,674)	—
Other intangible assets		$921,523	$(434,688)	$924,356	$(424,110)

Estimated amortization of intangible assets for future periods is as follows: 2022 (remainder) - $34,000; 2023 - $46,000; 2024 - $44,000; 2025 - $43,000; 2026 - $43,000 and 2027 - $42,000.

8. Debt

Long-term debt and notes and overdrafts payable at March 31, 2022 and December 31, 2021 consisted of:

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Amended Credit Agreement	$490,743	$500,666	$495,262	$516,380
3.97% Senior Notes	100,000	102,785	100,000	105,541
Borrowings under lines of credit and overdrafts	978	978	224	224
Finance leases	5,935	5,941	6,505	6,827
Other	—	—	1,676	1,676
	597,656	610,370	603,667	630,648
Less current maturities	(2,680)		(3,735)
Long-term debt	$594,976		$599,932
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

On February 10, 2021, the Company and certain of its subsidiaries entered into the sixth amended and restated senior unsecured revolving credit agreement (the "Amended Credit Agreement") and retained Bank of America, N.A. as the Administrative Agent for the lenders. The Amended Credit Agreement maintains the $1,000,000 of availability under the facility, while increasing the available borrowings under the accordion feature from $200,000 to $250,000 (aggregate availability of $1,250,000) and extends the maturity date through February 2026. The Amended Credit Agreement also adjusts the interest rate to either the Eurocurrency rate, as defined in the Amended Credit Agreement, plus a margin of 1.175% to 1.775% or the base rate, as defined in the Amended Credit Agreement, plus a margin of 0.175% to 0.775%, depending on the Company's leverage ratio at the time of the borrowing. Multi-currency borrowings, pursuant to the Amended Credit Agreement, bear interest at their respective interbank offered rate (i.e. Euribor) or 0.00% (higher of the two rates) plus a margin of between 1.175% and 1.775%. As with the earlier facility, the Company's borrowing capacity is limited by various debt covenants in the Amended Credit Agreement, as described further below. The Amended Credit Agreement requires the Company to maintain a Senior Debt Ratio of not more than 3.25 times at the end of each fiscal quarter (or, if a permitted acquisition above $150,000 is consummated, 3.50 times at the end of each of the first four fiscal quarters ending after the consummation of any such acquisition). In addition, the Amended Credit Agreement requires the Company to maintain a Total Debt Ratio of not more than 3.75 for each fiscal quarter (or, if a permitted acquisition above $150,000 is consummated, 4.25 times at the end of each of the first four fiscal quarters ending after the consummation of any such acquisition). A ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25, is required at the end of each fiscal quarter. The Company paid fees and expenses of $4,306 in conjunction with executing the Amended Credit Agreement. Such fees have been deferred within Other Assets on the Consolidated Balance Sheets and are being amortized into interest expense on the Consolidated Statements of Income through their maturity. Cash used to pay these fees was recorded through other financing activities on the Consolidated Statements of Cash Flows. The Company further amended the Amended Credit Agreement on October 11, 2021, defining certain applicable multi-currency borrowing rates that may be used as replacement rates for LIBOR, which is expected to be discontinued by reference rate reform. See Note 2.

On April 6, 2022, the Company entered into Amendment No. 1 (“Amendment No. 1”) to the Amended Credit Agreement, which (i) replaced the LIBOR interest rate for U.S. dollar loans to a term Secured Overnight Financing Rate (or "SOFR", as defined in the Amended Credit Agreement), (ii) added a daily SOFR option for U.S. dollar loans and a term SOFR option for U.S. dollar loans, and (iii) added the ability to borrow foreign swing line loans based on the Euro Short Term Rate (as defined) with the same interest spread as the interest spread for SOFR Loans (as defined) and Alternative Currency Loans (defined as loans denominated in Euro, Sterling, Swiss Francs or Yen). In addition, Amendment No. 1 lowered the interest rate spread on (i) SOFR Loans and Alternative Currency Loans to a range from 0.975% to 1.70%, depending on the leverage ratio (the “Leverage Ratio”) of Consolidated Total Debt (as defined) to Consolidated EBITDA (as defined) as of the end of each fiscal quarter, and (ii) loans based on the Base Rate (as defined), to a range from 0.00% to 0.70%, depending on the Company’s Leverage Ratio as of the end of each fiscal quarter. Amendment No. 1 also lowered the facility fee, which is required to be paid by the Company under the Amended Credit Agreement and is calculated on the full amount of the revolving facility, to a range from 0.15% to 0.30%, depending on the Company’s Leverage Ratio at the end of each fiscal quarter. In April 2022, the Company paid fees and expenses of $1,034 in conjunction with executing Amendment No. 1. Such fees will be deferred within Other Assets on the Consolidated Balance Sheet and will be amortized on the Consolidated Statements of Income.

Borrowings and availability under the Amended Credit Agreement were $490,743 and $509,257, respectively, at March 31, 2022 and $495,262 and $504,738, respectively, at December 31, 2021, subject to covenants in the Company's revolving debt agreements. At March 31, 2022, additional borrowings of $329,702 of Total Debt (including $206,054 of Senior Debt) would have been allowed under the financial covenants. The average interest rate on these borrowings was 1.38% and 1.48% on March 31, 2022 and December 31, 2021, respectively. Borrowings included Euro-denominated borrowings of 310,000 Euros ($345,743) at March 31, 2022 and 318,450 Euros ($360,262) at December 31, 2021. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

At March 31, 2022, the Company was in compliance with all applicable covenants. The Company anticipates continued compliance in each of the next four quarters while continuing to monitor its future compliance based on current and future economic conditions. The Company's most restrictive financial covenant is the Senior Debt Ratio, which required the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.25 times at March 31, 2022. The actual ratio at March 31, 2022 was 2.42 times, as defined.

In addition, the Company has approximately $71,000 in uncommitted short-term bank credit lines ("Credit Lines") and overdraft facilities. The Credit Lines are accessed locally and are available primarily within the U.S., Europe and Asia. The Credit Lines are subject to the applicable borrowing rates within each respective country and vary between jurisdictions (i.e. LIBOR, Euribor, etc.). The Company had no borrowings under the Credit Lines at March 31, 2022 or December 31, 2021. The Company had borrowed $978 and $224 under the overdraft facilities at March 31, 2022 and December 31, 2021, respectively. Repayments under the Credit Lines are due within one month after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company also has several finance leases under which $5,935 and $6,505 was outstanding at March 31, 2022 and December 31, 2021, respectively. The fair value of the finance leases are based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

Other debt includes bank acceptances. Bank acceptances represent financial instruments accepted by certain China-based vendors in lieu of cash paid on payables, generally range from three to six months in maturity and are guaranteed by banks. The Company had no bank acceptances outstanding at March 31, 2022 and $1,676 of bank acceptances outstanding at December 31, 2021. The carrying amounts of the bank acceptances approximate fair value due to the short maturities of these financial instruments.

9. Derivatives

The Company has manufacturing, service and sales facilities around the world and thus makes investments and conducts business transactions denominated in various currencies. The Company is also exposed to fluctuations in interest rates and commodity price changes. These financial exposures are monitored and managed by the Company as an integral part of its risk management program.

Derivative financial instruments have been used by the Company to hedge its exposure to fluctuations in interest rates. On April 28, 2017, the Company entered into an interest rate swap agreement (the "2017 Swap") with one bank which converted the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The 2017 Swap expired on January 31, 2022. On March 24, 2021, the Company entered into a new interest rate swap agreement (the "2021 Swap") with this same bank that commenced on January 31, 2022 and that converts the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.17% plus the borrowing spread. On April 6, 2022, the Company entered into Amendment No. 1 to the Amended Credit Agreement, which replaced the LIBOR interest rate for U.S. dollar loans with the SOFR rate (see Note 8). As a result of the replacement of LIBOR pursuant to Amendment No. 1, the Company plans to subsequently amend the 2021 Swap, effective April 29, 2022, such that the one-month SOFR-based borrowing rate replaces the one-month LIBOR-based borrowing rate. The Company does not anticipate any material impact on our business, financial condition, results of operations or cash flow as a result of this change. The 2021 Swap will expire on January 30, 2026. These interest rate swap agreements (the "Swaps") are accounted for as cash flow hedges.

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

The fair values of derivatives were not material to the Company's Consolidated Balance Sheets as of March 31, 2022 or December 31, 2021. The activity related to the derivatives that have been designated hedging instruments was not material to the Company's Consolidated Financial Statements for the periods ended March 31, 2022 or 2021. The Company recognized losses of $1,251 and $3,302 related to the foreign exchange contracts that are not accounted for as hedging instruments within other expense (income), net, in the Consolidated Statements of Income for the three month periods ended March 31, 2022 and 2021, respectively. Such losses were substantially offset by net gains recorded on the underlying hedged asset or liability (the "underlying"). Offsetting net gains on the underlying are also recorded within Other expense (income), net.

The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. Other financing cash flows during the three months ended March 31, 2022 and 2021, as presented on the Consolidated Statements of Cash Flows, include $3,615 and $1,567, respectively, of net cash payments related to the settlement of foreign currency hedges related to intercompany financing.

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

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis as of March 31, 2022 and December 31, 2021:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Asset derivatives	$7,848	$—	$7,848	$—
Liability derivatives	(80)	—	(80)	—
Bank acceptances	12,347	—	12,347	—
Rabbi trust assets	2,855	2,855	—	—
Total	$22,970	$2,855	$20,115	$—

December 31, 2021
Asset derivatives	$375	$—	$375	$—
Liability derivatives	(107)	—	(107)	—
Bank acceptances	13,240	—	13,240	—
Rabbi trust assets	3,001	3,001	—	—
Total	$16,509	$3,001	$13,508	$—

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

11. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three Months Ended March 31,
Pensions	2022	2021
Service cost	$1,555	$1,741
Interest cost	3,434	3,172
Expected return on plan assets	(7,281)	(6,972)
Amortization of prior service cost	108	85
Amortization of actuarial losses	3,139	3,926
Special termination benefits	136	—
Net periodic benefit cost	$1,091	$1,952

	Three Months Ended March 31,
Other Postretirement Benefits	2022	2021
Service cost	$24	$25
Interest cost	206	206
Amortization of prior service cost	—	7
Amortization of actuarial losses	9	70
Net periodic benefit cost	$239	$308

The service cost component of net periodic benefit cost is included within cost of sales and selling and administrative expenses. The components of net periodic benefit cost other than the service cost component are included in Other income (expense) on the Consolidated Statements of Income.

12. Income Taxes

The Company's effective tax rate for the first quarter of 2022 was 21.0% compared with 28.1% in the first quarter of 2021 and 21.9% for the full year 2021. The decrease in the first quarter of 2022 effective tax rate from the full year 2021 rate is driven by an increase in projected earnings in low tax jurisdictions and higher income in jurisdictions with tax holidays. These items were partially offset by the absence of benefits related to the realignment of tax basis goodwill and intangibles, and the favorable Mutual Aid Process Approval, both recorded in 2021.

The Aerospace and Industrial segments have several multi-year tax holidays in Singapore, China and Malaysia. The Company was granted a tax holiday in China that was approved in December 2021. As a result of this tax holiday, the China tax rate was reduced from 25% to 15% and is effective for a three year period commencing January 1, 2021 (retroactively). Aerospace was granted an income tax holiday for operations recently established in Malaysia. This holiday commenced effective November 2020 (retroactively) and remains effective for a period of ten years. The Singapore tax holiday is scheduled to expire in December 2022. These holidays are subject to the Company meeting certain commitments in the respective jurisdictions.

13. Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following tables set forth the changes in accumulated other comprehensive income (loss), net of tax, by component for the three-month periods ended March 31, 2022 and 2021:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
December 31, 2021	$160	$(112,307)	$(39,691)	$(151,838)
Other comprehensive (loss) income before reclassifications	3,415	12	(8,612)	(5,185)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	103	2,492	—	2,595
Net current-period other comprehensive (loss) income	3,518	2,504	(8,612)	(2,590)
March 31, 2022	$3,678	$(109,803)	$(48,303)	$(154,428)

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
December 31, 2020	$(757)	$(142,119)	$20,561	$(122,315)
Other comprehensive (loss) income before reclassifications	(888)	498	(47,882)	(48,272)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	236	3,134	—	3,370
Net current-period other comprehensive (loss) income	(652)	3,632	(47,882)	(44,902)
March 31, 2021	$(1,409)	$(138,487)	$(27,321)	$(167,217)

The following table sets forth the reclassifications out of accumulated other comprehensive income (loss) by component for the three-month periods ended March 31, 2022 and 2021:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
(Losses)/gains on cash flow hedges
Interest rate contracts	$(166)	$(449)	Interest expense
Foreign exchange contracts	30	128	Net sales
	(136)	(321)	Total before tax
	33	85	Tax benefit
	(103)	(236)	Net of tax

Pension and other postretirement benefit items
Amortization of prior service costs	$(108)	$(92)	(A)
Amortization of actuarial losses	(3,148)	(3,996)	(A)
	(3,256)	(4,088)	Total before tax
	764	954	Tax benefit
	(2,492)	(3,134)	Net of tax

Total reclassifications in the period	$(2,595)	$(3,370)

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

Aerospace is a global manufacturer of complex fabricated and precision machined components and assemblies for turbine engines, nacelles and structures for both commercial and defense-related aircraft. The Aerospace Aftermarket business provides aircraft engine component maintenance, repair and overhaul ("MRO") services, including services performed under our Component Repair Programs (“CRPs”), for many of the world’s major turbine engine manufacturers, commercial airlines and the defense market. The Aerospace Aftermarket activities also include the manufacture and delivery of aerospace aftermarket spare parts, including through revenue sharing programs (“RSPs”) under which the Company receives an exclusive right to supply designated aftermarket parts over the life of specific aircraft engine programs.

The following tables set forth information about the Company's operations by its two reportable segments:

	Three Months Ended March 31,
	2022	2021
Net sales
Industrial	$211,672	$219,992
Aerospace	100,711	81,642
Intersegment sales	—	(5)
Total net sales	$312,383	$301,629

Operating profit
Industrial	$14,734	$21,295
Aerospace	16,379	11,085
Total operating profit	31,113	32,380
Interest expense	3,567	3,942
Other expense (income), net	1,630	1,463
Income before income taxes	$25,916	$26,975

	March 31, 2022	December 31, 2021
Assets
Industrial	$1,825,695	$1,827,903
Aerospace	590,204	583,043
Other (A)	139,456	165,874
Total assets	$2,555,355	$2,576,820

(A) "Other" assets include corporate-controlled assets, the majority of which are cash and cash equivalents and deferred tax assets.

15. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. The Company accrues its estimated exposure for warranty claims at the time of sale based upon the length of the warranty period, historical experience and other related information known to the Company. Liabilities related to product warranties and extended warranties were not material as of March 31, 2022 and December 31, 2021.

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

16. Business Reorganizations

In June 2020, the Company announced restructuring and workforce reduction actions ("Actions") which were implemented across its businesses and functions in response to the macroeconomic disruption in global industrial and aerospace end markets arising from COVID-19. During 2020, a resulting pre-tax charge of $19,116 was recorded ($18,158 through operating profit), primarily related to employee severance and termination benefits (recorded largely during the second quarter of 2020). These actions were substantially complete as of December 31, 2020 and reduced the Company’s global workforce by approximately 8%. A corresponding liability of $1,105, per below, remained and was included within accrued liabilities as of March 31, 2022. The Company does not expect any additional costs related to the Actions to be significant.

The following table sets forth the change in the liability related to these actions:

December 31, 2021	$1,222
Payments	(117)
March 31, 2022	$1,105
In 2021, the Company initiated additional restructuring actions ("Restructurings") at a number of locations. The Restructurings included a transfer of manufacturing capabilities to leverage existing capacity which is expected to reduce labor and infrastructure costs. The Restructurings resulted in pre-tax charges of $2,869, primarily related to employee severance and termination benefits, in 2021 (recorded primarily during the second and fourth quarters of 2021) and $616 in the first quarter of 2022. The Company expects to incur additional charges of approximately $1,200 related to these Restructurings through the remainder of 2022.
____________________________________________________________________________________

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three-month periods ended March 31, 2022 and 2021, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 2, 2022 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Barnes Group Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries (the “Company”) as of March 31, 2022, and the related consolidated statements of income and of comprehensive income (loss) for the three-month periods ended March 31, 2022 and 2021 and the consolidated statement of cash flows for the three-month periods ended March 31, 2022 and 2021, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of income, of comprehensive income (loss), of changes in stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 22, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 2, 2022

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Please refer to the Overview in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The Annual Report on Form 10-K, along with the Company's other filings, can be found on the Securities and Exchange Commission's website, www.sec.gov, as well as on the Company's website: www.barnesgroupinc.com.

First Quarter Highlights

The Company reported net sales of $312.4 million in the first quarter of 2022, an increase of $10.8 million or 3.6%, from the first quarter of 2021. Organic sales increased by $16.7 million, or 5.5%, including an increase of $19.1 million, or 23.4%, at Aerospace partially offset by a decrease of $2.4 million, or 1.1%, at Industrial. The year-over-year increase at Aerospace was driven by volume increases within both the Aerospace Original Equipment Manufacturing ("OEM") and Aerospace Aftermarket businesses, reflecting improving Aerospace end markets. From an Industrial standpoint, end-markets remained under pressure given the ongoing impacts of global supply chain constraints and semiconductor shortages on near-term automotive and broader industrial production. The strengthening of the U.S. dollar against foreign currencies decreased net sales within the Industrial segment by approximately $5.9 million. Operating margins decreased from 10.7% in the 2021 period to 10.0% in the current period, largely a result of increased raw material, utility, labor and freight costs, partially offset by an increase in sales volume within the Aerospace Aftermarket business.

Impact of Macroeconomic Trends

Several macroeconomic trends, partially driven by the ongoing effects of the COVID-19 pandemic, continued to present challenges across our businesses during the first quarter of 2022, with impacts including labor and supply chain constraints and inflationary pressures resulting in increased freight, utility, labor and raw material costs, amongst others. The Company has remained focused on cost management and productivity initiatives to mitigate these impacts, in addition to taking pricing actions to partially recover costs. Management also continues to evaluate the ongoing development of events in Ukraine and the potential for impacts on the Company's Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Sales

	Three Months Ended March 31,
(in millions)	2022	2021	Change
Industrial	$211.7	$220.0	$(8.3)	(3.8)%
Aerospace	100.7	81.6	19.1	23.4%
Total	$312.4	$301.6	$10.8	3.6%

The Company reported net sales of $312.4 million in the first quarter of 2022, an increase of $10.8 million, or 3.6%, from the first quarter of 2021. Organic sales increased by $16.7 million, or 5.5%, including an increase of $19.1 million at Aerospace, partially offset by a decrease of $2.4 million at Industrial. The year-over-year increase at Aerospace was driven by improved sales within both the OEM and Aftermarket businesses, resulting primarily from continuing global improvement in aerospace markets. From an Industrial standpoint, sales decreased compared with the prior year period, as continuing pressures resulting from global supply chain constraints and semiconductor shortages impacted near-term automotive and broader industrial production. The strengthening of the U.S. dollar against foreign currencies decreased net sales within the Industrial segment by approximately $5.9 million.

Expenses and Operating Income

	Three Months Ended March 31,
(in millions)	2022	2021	Change
Cost of sales	$207.2	$194.7	$12.5	6.4%
% sales	66.3%	64.5%
Gross profit (1)	$105.2	$106.9	$(1.7)	(1.6)%
% sales	33.7%	35.5%
Selling and administrative expenses	$74.1	$74.6	$(0.5)	(0.6)%
% sales	23.7%	24.7%
Operating income	$31.1	$32.4	$(1.3)	(3.9)%
% sales	10.0%	10.7%

(1) Sales less cost of sales.

Cost of sales in the first quarter of 2022 increased 6.4% from the 2021 period and gross profit margin decreased from 35.5% in the 2021 period to 33.7% in the 2022 period. Gross profit margins decreased at Industrial and increased at Aerospace. Within Industrial, gross profit and gross profit margin decreased primarily as a result increased global supply chain constraints and inflationary pressures, including increased freight, labor, utilities and raw material costs. Within Aerospace, higher volumes in both the Aftermarket and OEM businesses contributed to an increase in both gross profit and gross profit margin during the first quarter of 2022, with operating margins specifically benefiting from significant growth within the higher margin Aftermarket business. Operating margins within both segments were also impacted by unfavorable productivity, partially driven by labor availability, in part due to COVID-19. Selling and administrative expenses in the first quarter of 2022 decreased 0.6% from the 2021 period whereas sales increased by 3.6% between the comparable 2021 and 2022 periods. As a percentage of sales, selling and administrative costs decreased from 24.7% in the first quarter of 2021 to 23.7% in the 2022 period. The decrease in selling and administrative costs as a percentage of sales was primarily driven by lower amortization of certain intangibles related to earlier acquisitions and lower incentive compensation. Operating income in the first quarter of 2022 decreased by 3.9% to $31.1 million compared with the first quarter of 2021 whereas operating income margin decreased from 10.7% to 10.0%, driven by the items above.

Interest expense

Interest expense decreased by $0.4 million in the first quarter of 2022 as compared with the prior year period primarily as a result of decreased average borrowings during the period.

Other expense (income), net

Other expense (income), net in the first quarter of 2022 was $1.6 million compared to $1.5 million in the first quarter of 2021.

Income Taxes

The Company's effective tax rate for the first three months of 2022 was 21.0% compared with 28.1% in the first three months of 2021 and 21.9% for the full year 2021. The decrease in the first quarter of 2022 effective tax rate from the full year 2021 rate is driven by an increase in projected earnings in low tax jurisdictions and higher income in jurisdictions with tax holidays. These items were partially offset by the absence of benefits related to the realignment of tax basis goodwill and intangibles, and the favorable Mutual Aid Process Approval, both recorded in 2021.

The Aerospace and Industrial segments have several multi-year tax holidays in Singapore, China and Malaysia. The Company was granted a tax holiday in China that was approved in December 2021. As a result of this tax holiday, the China tax rate was reduced from 25% to 15% and is effective for a three year period commencing January 1, 2021 (retroactively). Aerospace was granted an income tax holiday for operations recently established in Malaysia. This holiday commenced effective November 2020 (retroactively) and remains effective for a period of ten years. The Singapore tax holiday is scheduled to expire in December 2022. These holidays are subject to the Company meeting certain commitments in the respective jurisdictions.

Income and Income per Share

	Three Months Ended March 31,
(in millions, except per share)	2022	2021	Change
Net income	$20.5	$19.4	$1.1	5.7%
Net income per common share:
Basic	$0.40	$0.38	$0.02	5.3%
Diluted	0.40	0.38	0.02	5.3%
Weighted average common shares outstanding:
Basic	51.0	50.9	0.1	0.2%
Diluted	51.2	51.1	0.1	0.2%
Basic and diluted net income per common share increased for the three-month period ended March 31, 2022 as compared to 2021 due to the increase in net income for the period. Basic and diluted weighted average common shares outstanding were consistent for the periods and were only slightly impacted by the repurchase of 100,000 shares during 2021 as part of the Company's publicly announced Repurchase Program (as defined herein) as well as the issuance of additional shares for employee stock plans.

Financial Performance by Business Segment

Industrial

	Three Months Ended March 31,
(in millions)	2022	2021	Change
Sales	$211.7	$220.0	$(8.3)	(3.8)%
Operating profit	14.7	21.3	(6.6)	(30.8)%
Operating margin	7.0%	9.7%

Sales at Industrial were $211.7 million in the first quarter of 2022, an $8.3 million, or 3.8%, decrease from the first quarter of 2021. Organic sales decreased by $2.4 million, or 1.1%, during the 2022 period, primarily driven by lower volume, partially offset by pricing actions, reflecting inflationary pressures. The sales decline was driven by softer year-over-year transportation and personal care markets, partially offset by comparable strength within the packaging and medical markets. Medical sales, although having improved on a year-over-year basis, declined sequentially since the end of 2021. The deepening impacts of COVID-19 during the second half of 2021 and the first quarter of 2022 continued to pressure Industrial performance. This pressure drove global supply chain constraints and labor availability challenges, in addition to semiconductor shortages, with these factors continuing to impact automotive and broader industrial production. The Automation business also saw a year-over-year organic sales decline, although sales increased modestly on a sequential basis. Foreign currency decreased sales on a year-over-year basis by approximately $5.9 million as the U.S. dollar strengthened against foreign currencies.

Operating profit at Industrial in the first quarter of 2022 decreased 30.8% from the first quarter of 2021 to $14.7 million. Global supply chain constraints and inflationary pressures impacted the current period as freight, utilities, labor and raw material cost increases impacted the broader industry. Inflationary pressures and increased global sourcing costs of approximately $8.0 million were partially offset by pricing and procurement actions taken by the Company, providing a recovery of approximately $5.0 million. Operating profit was also impacted by lower productivity, due in part to COVID-19 related absenteeism, and restructuring charges resulting from a 2021 action. Lower incentive compensation served as a partial offset. Operating margin decreased from 9.7% in the 2021 period to 7.0% in the 2022 period, driven primarily by the increased costs described above.

Outlook: In Industrial, management remains focused on generating organic sales growth through the introduction of new products and services and by leveraging the benefits of its diversified products and global industrial end-markets. Our end markets remain impacted by the ongoing impacts of COVID-19, including absenteeism and, more recently, lockdowns in China, and increasing supply chain constraints. Markets within Europe generally improved during the first quarter of 2022 as order rates increased, although growth remained sequentially flat within our key regions of North America and China as supply chain disruptions impacted demand and shipments across Industrial businesses and regions. For overall industrial end-markets, the manufacturing Purchasing Managers' Index ("PMI") remains above 50 within the United States and Europe, however, China has shown continued deterioration since the last quarter of 2021, falling below 50 during the first quarter of 2022 with slowing growth. Global light vehicle production through the first three months of 2022 declined modestly as compared with the comparable 2021 period, largely a result of the impacts of the semiconductor shortage, albeit production varied by key region, with growth in China. Production of light vehicles is being forecasted to improve in 2022 although the semiconductor shortage may continue to impact near-term automotive builds. Management expects this shortage and broader supply constraints to continue into the second quarter of 2022, with an expectation that semiconductor chip supply will improve as the year goes on. Our customers and the markets we serve may impose emissions reduction or other environmental standards and requirements, including our conventional fuel-based automotive markets, thereby impacting sales volumes within our automotive end markets. Management also tracks closely the impact of pricing changes and lead times on raw materials and freight, given the increasing pressure of supply chain constraints. Management remains focused on labor constraints that have impacted the business throughout 2021 and into 2022. Within our Molding Solutions business, global medical markets remain healthy and are expected to remain favorable given the recent demands of COVID-19, an aging population and expanded medical applications. Orders within the personal care market have declined on both a year-over-year and sequential basis. Sales volumes at certain of our businesses is dependent upon the need for equipment used to produce plastic products, which may be significantly influenced by the demand for plastic products, the capital investment needs of companies in the plastic injection molding and plastics processing industries, changes in technological advances and changes in laws or regulations such as those related to single-use plastics, product and packaging composition, and recycling. Automation orders increased slightly on a sequential basis, although they trended downward on a year-over-year standpoint as management continues to focus on further expansion into adjacent end-markets that provide new applications. Management continues to evaluate the ongoing development of events in Ukraine and the potential for impacts on the Company. Within the segment, our exposure in Russia is minimal, with historical annual sales of less than $2.0 million. As noted above, our sales were negatively impacted by $5.9 million from fluctuations in foreign currencies. To the extent that the U.S. dollar fluctuates relative to other foreign currencies, our sales may be impacted relative to the prior year periods. The relative impact on operating profit is not expected to be as significant as the impact on sales as most of our businesses have expenses primarily denominated in local currencies, where their revenues reside, however operating margins may be impacted. Management is focused on sales growth through innovation, acquisition and expanding geographic reach. Strategic investments in new technologies, manufacturing processes and product development are expected to provide benefits over the long term and management continues to evaluate such opportunities.

The Company is focused on the proactive management of costs to mitigate the ongoing impacts of COVID-19 and the continuing risks of supply chain constraints on operating profit. Management also remains focused on strategic investments and new product and process introductions, as well as driving productivity by leveraging the Barnes Enterprise System ("BES"). The Company continues to manage its cost structure to align with the intake of orders and sales given remaining uncertainty within certain end-markets during 2022. Management will continue to explore opportunities for additional cost savings, while working closely with vendors and customers as it relates to the timing of deliveries and pricing initiatives. It is anticipated that operating profit will continue to be impacted by changes in sales volume, mix and pricing, inflation, labor and freight costs, utilities and the levels of investments in growth and innovation that are made within each of the Industrial businesses. The ongoing events and uncertainty within Ukraine have also driven delivery and other logistical challenges, further magnifying the impacts of increased freight costs, mentioned above. Operating profit may also be impacted by enactment of or changes in tariffs, trade agreements and trade policies that may affect the cost, lead times and/or availability of goods, including but not limited to, steel and aluminum. Costs associated with new product and process introductions, restructuring and other cost initiatives, strategic investments and the integration of acquisitions may negatively impact operating profit.

Aerospace

	Three Months Ended March 31,
(in millions)	2022	2021	Change
Sales	$100.7	$81.6	$19.1	23.4%
Operating profit	16.4	11.1	5.3	47.8%
Operating margin	16.3%	13.6%

The Aerospace segment reported sales of $100.7 million in the first quarter of 2022, a 23.4% increase from the first quarter of 2021. Sales increased 18.2% and 34.3% within the OEM and Aftermarket businesses, respectively, relative to the comparable 2021 period. The year-over-year increase in OEM sales was driven primarily by growing narrow body airframe production. Sales within the Aftermarket Maintenance Repair and Overhaul ("MRO") and spare parts businesses also improved during the first quarter of 2022 relative to the comparable period as airline traffic and aircraft utilization have improved significantly. Sales within the segment are largely denominated in U.S. dollars and therefore were not significantly impacted by changes in foreign currency.

Operating profit at Aerospace in the first quarter of 2022 increased 47.8% from the first quarter of 2021 to $16.4 million. The increase in operating profit resulted from the profit contribution of higher volumes within the OEM and Aftermarket businesses, as discussed above, partially offset by unfavorable productivity, in part due to COVID-19 related absenteeism and supply chain challenges, and restructuring charges resulting from a 2021 action. Operating margin increased from 13.6% in the 2021 period to 16.3% in the 2022 period, driven primarily by the profit contribution of increased sales.

Outlook: Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the worldwide economy and are supported by its order backlog through participation in certain strategic commercial and defense-related engine and airframe programs. OEM sales and orders grew in 2022 relative to the comparable 2021 period, although management expects orders to temper slightly during 2022 as customer aircraft production schedules continue to normalize, albeit at lower levels. The Company expects, however, that the OEM business will see recovery in demand for its manufactured components as narrow body airframe production is ramping, whereas wide body airframe production remains under pressure. The duration and depth of the aerospace market disruptions remain uncertain at this time, however a full recovery to pre-pandemic levels is expected to take several years. Aerospace management continues to work with customers to evaluate engine and airframe build schedules, giving management the ability to react timely to such changes. Management is also working closely with suppliers to align raw material schedules with production requirements. Management also remains focused on labor constraints that impacted the business throughout 2021 and that continued during the first quarter of 2022, resulting, in part, from COVID-related absenteeism. The business remains focused on executing long-term agreements while expanding our share of production on key programs. Backlog at OEM was $716.3 million at March 31, 2022, an increase of 5.3% since December 31, 2021, at which time backlog was $680.1 million. Approximately 45% of OEM backlog is expected to be recognized over the next 12 months. If COVID-19 continues to have a material impact on the aerospace industry, including our more significant OEM customers, it will continue to materially affect our Aerospace business and results of operations. The Aerospace OEM business may also be impacted by changes in the content levels on certain platforms, changes in customer sourcing decisions, adjustments to customer inventory levels, labor and commodity availability (including the availability of commodities sourced in Russia) and pricing, vendor sourcing capacity and the use of alternate materials. Additional impacts may include the redesign of parts, quantity of parts per engine, cost schedules agreed to under contract with the engine and airframe manufacturers, as well as the pursuit and duration of new programs. Fluctuations in fuel costs and potential changes in regulatory requirements could impact airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the value associated with new fuel-efficient technologies and targets established by airlines to reduce greenhouse gas emissions.

COVID-19 continues to impact our Aerospace Aftermarket businesses. Reduced aircraft utilization, aircraft removed from service and reduced airline profitability, as compared with pre-COVID-19 levels, are expected to continue to impact our business in the mid-term. The Aftermarket business has, however, showed strong signs of a recovery during 2021 and early 2022. Domestic and international passenger traffic have improved and certain domestic health and travel restrictions were lifted. International travel restrictions and more recent geopolitical considerations continue to impact wide body aircraft utilization and corresponding Aftermarket orders, although freight-related air traffic remains strong. Sales in the Aerospace Aftermarket business may continue to be impacted by inventory management and changes in customer sourcing, deferred or limited maintenance activity during engine shop visits and the use of surplus (used) material during the engine repair and overhaul process. Management believes that its Aerospace Aftermarket business continues to be competitively positioned based on well-established long-term customer relationships, including maintenance and repair contracts in the MRO business and long-term Revenue Sharing Programs ("RSPs") and Component Repair Programs ("CRPs"). The MRO business may also be impacted by airlines that closely manage their aftermarket costs as engine performance and quality improves. Fluctuations in fuel costs and potential changes in regulatory requirements and their corresponding impacts on airline profitability and behaviors within the aerospace industry could also impact levels and frequency of aircraft maintenance and overhaul activities, and airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the economics associated with new fuel-efficient technologies.

Given the pressures on sales growth resulting from COVID-19, the Company remains focused on the proactive management of costs and improved productivity to mitigate continued pressure on operating profit. Certain cost savings actions taken in the prior year remain in effect and have been critical in partially offsetting the lower profit contribution of lower Aftermarket sales relative to pre-COVID-19 levels. Aerospace will continue to explore opportunities for additional productivity in 2022, including working closely with vendors and customers as it relates to the timing of deliveries and pricing initiatives. Management also remains focused on strategic investments and new product and process introductions. Driving productivity through the application of BES continues as a key initiative. Operating profit is expected to be affected by the impact of the changes in sales volume noted above, mix and pricing, particularly as they relate to the higher profit Aftermarket RSP spare parts business, and investments made in each of its businesses. Operating profits may also be impacted by potential changes in tariffs, trade agreements and trade policies that may affect the cost and/or availability of goods and labor constraints. Costs associated with new product and process introductions, the physical transfer of work to other global regions, additional productivity initiatives and restructuring activities may also negatively impact operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company's liquidity in terms of its overall ability to generate cash to fund its operating and investing activities. Of particular importance in the management of liquidity are cash flows generated from operating activities, capital expenditure levels, dividends, capital stock transactions, effective utilization of surplus cash positions overseas and adequate lines of credit. The Company currently maintains sufficient liquidity and will continue to evaluate ways to enhance its liquidity position as it navigates through the disrupted business environment that has resulted from COVID-19 and more recent geopolitical uncertainty, in addition to the macroeconomic trends discussed above.

The Company believes that its ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow and working capital management, and anticipates that operating activities in 2022 will generate sufficient cash to fund operations. See additional discussion regarding currently available debt facilities below. The Company continues to invest within its businesses, with its estimate of 2022 capital spending to be approximately $50 to $55 million.

In October 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, as purchasers, for the issuance of $100.0 million aggregate principal amount of 3.97% senior notes due October 17, 2024 (the “3.97% Senior Notes”). The 3.97% Senior Notes are senior unsecured obligations of the Company and pay interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Senior Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Senior Notes in an amount equal to 100% of the principal amount of the 3.97% Senior Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The Note Purchase Agreement contains customary affirmative and negative covenants that are similar to the covenants required under the Amended Credit Agreement, as discussed below. At March 31, 2022, the Company was in compliance with all covenants under the Note Purchase Agreement.

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

On February 10, 2021, the Company and certain of its subsidiaries entered into the sixth amended and restated senior unsecured revolving credit agreement (the "Amended Credit Agreement") and retained Bank of America, N.A. as the Administrative Agent for the lenders. The Amended Credit Agreement maintains the $1,000.0 million of availability under the facility, while increasing the available borrowings under the accordion feature from $200.0 million to $250.0 million (aggregate availability of $1,250.0 million) and extends the maturity date through February 2026. The Amended Credit Agreement also adjusts the interest rate to either the Eurocurrency rate, as defined in the Amended Credit Agreement, plus a margin of 1.175% to 1.775%

or the base rate, as defined in the Amended Credit Agreement, plus a margin of 0.175% to 0.775%, depending on the Company's leverage ratio at the time of the borrowing. Multi-currency borrowings, pursuant to the Amended Credit Agreement, bear interest at their respective interbank offered rate (i.e. Euribor) or 0.00% (higher of the two rates) plus a margin of between 1.175% to 1.775%. As with the earlier facility, the Company's borrowing capacity is limited by various debt covenants in the Amended Credit Agreement, as described further below. The Amended Credit Agreement requires the Company to maintain a Senior Debt Ratio of not more than 3.25 times at the end of each fiscal quarter (or, if a permitted acquisition above $150.0 million is consummated, 3.50 times at the end of each of the first four fiscal quarters ending after the consummation of any such acquisition). In addition, the Amended Credit Agreement requires the Company to maintain a Total Debt Ratio of not more than 3.75 for each fiscal quarter (or, if a permitted acquisition above $150.0 million is consummated, 4.25 times at the end of each of the first four fiscal quarters ending after the consummation of any such acquisition). A ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25, is required at the end of each fiscal quarter. The Amended Credit Agreement also contemplates the potential replacement of LIBOR (as defined below) with a successor financing rate, pursuant to the intent of the United Kingdom's Financial Conduct Authority to phase out use of LIBOR. See additional discussion immediately below regarding the Company's ongoing evaluation related to this potential change in financing rates. The Company paid fees and expenses of $4.3 million in conjunction with executing the Amended Credit Agreement. Such fees have been deferred within Other assets on the Consolidated Balance Sheets and will be amortized into interest expense on the Consolidated Statements of Income through its maturity. The Company subsequently amended the Credit Agreement on October 11, 2021 (the "LIBOR Transition Amendment"), defining certain applicable multi-currency borrowing rates that may be used as replacement rates for LIBOR, which is expected to be discontinued by reference rate reform. See Note 2 of the Consolidated Financial Statements, as well as discussion below.

On April 6, 2022, the Company entered into Amendment No. 1 to the Amended Credit Agreement (“Amendment No. 1”), which (i) replaced the LIBOR interest rate for U.S. dollar loans to a term Secured Overnight Financing Rate (or "SOFR", as defined in the Amended Credit Agreement), (ii) added a daily SOFR option for U.S. dollar loans and a term SOFR option for U.S. dollar loans, and (iii) added the ability to borrow foreign swing line loans based on the Euro Short Term Rate (as defined) with the same interest spread as the interest spread for SOFR Loans (as defined) and Alternative Currency Loans (defined as loans denominated in Euro, Sterling, Swiss Francs or Yen). In addition, Amendment No. 1 lowered the interest rate spread on (i) SOFR Loans and Alternative Currency Loans to a range from 0.975% to 1.70%, depending on the leverage ratio (the “Leverage Ratio”) of Consolidated Total Debt (as defined) to Consolidated EBITDA (as defined) as of the end of each fiscal quarter, and (ii) loans based on the Base Rate (as defined), to a range from 0.00% to 0.70%, depending on the Company’s Leverage Ratio as of the end of each fiscal quarter. Amendment No. 1 also lowered the facility fee, which is required to be paid by the Company under the Amended Credit Agreement and is calculated on the full amount of the revolving facility, to a range from 0.15% to 0.30%, depending on the Company’s Leverage Ratio at the end of each fiscal quarter. In April 2022, the Company paid fees and expenses of $1.0 million in conjunction with executing Amendment No. 1. Such fees will be deferred within Other Assets on the Consolidated Balance Sheet and will be amortized on the Consolidated Statements of Income.

The United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced its intent to phase out the use of LIBOR by December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified SOFR as its preferred benchmark alternative to U.S. dollar LIBOR. Published by the Federal Reserve Bank of New York, SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. The Company’s Amended Credit Agreement and corresponding interest rate swap are tied to LIBOR, with each maturing in February 2026, as noted above. In March 2021, the ICE Benchmark Association announced that it will extend the publication of overnight, 1, 3, 6 and 12 month LIBOR rates until June 30, 2023, while ceasing publication of all other LIBOR rates including 1 week and 2 month rates. The Company's Amended Credit Agreement was further amended in October 2021 and in April 2022 to address the replacement of LIBOR via the LIBOR Transition Agreement and Amendment No. 1, respectively, as detailed above. The Company does not anticipate a material impact on our business, financial condition, results of operations or cash flows

At March 31, 2022, the Company was in compliance with all applicable covenants. The Company anticipates continued compliance under the Agreements in each of the next four quarters. The Company's most restrictive financial covenant is the Senior Debt Ratio, which required the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.25 times at March 31, 2022. The actual ratio at March 31, 2022 was 2.42 times, as defined.

Management did not repurchase any shares during the first quarter of 2022. Management will continue to evaluate additional repurchases based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. See "Part II - Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds".

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the Amended Credit Facility and currently expects that its bank syndicate, comprised of 12 banks, will continue to support its recently executed Amended Credit Agreement, which matures in February 2026. At March 31, 2022, the Company had $509.3 million unused and available for borrowings under its $1,000.0 million Amended Credit Facility, subject to covenants in the Company's revolving debt agreements. At March 31, 2022, additional borrowings of $329.7 million of Total Debt including $206.1 million of Senior Debt would have been allowed under the financial covenants. The Company intends to use borrowings under its Amended Credit Agreement to support the Company's ongoing growth initiatives. The Company continues to analyze potential acquisition targets and end markets that meet its strategic criteria with an emphasis on proprietary, highly-engineered industrial technologies. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements. The Company maintains communication with its bank syndicate as it continues to monitor its cash requirements.

The Company had no borrowings under short-term bank credit lines at March 31, 2022.

The Company entered into an interest rate swap agreement (the "2017 Swap"), with one bank, which converted the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The 2017 Swap expired on January 31, 2022. On March 24, 2021, the Company entered into a new interest rate swap agreement (the "2021 Swap") with this same bank that commenced on January 31, 2022 and that converted the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.17% plus the borrowing spread. The 2021 Swap will expire on January 30, 2026. On April 6, 2022, the Company entered into Amendment No. 1 to the Amended Credit Agreement, which replaced the LIBOR interest rate for U.S. dollar loans with the SOFR rate (see Note 8). As a result of the replacement of LIBOR pursuant to Amendment No. 1, the Company plans to subsequently amend the 2021 Swap, effective April 29, 2022, such that the one-month SOFR-based borrowing rate replaces the one-month LIBOR-based borrowing rate. The Company does not anticipate any material impact on our business, financial condition, results of operations or cash flow as a result of this change. The 2021 Swap remained in place at March 31, 2022 and these interest rate swap agreements (the "Swaps") are accounted for as cash flow hedges. At March 31, 2022 and December 31, 2021, the Company's total borrowings were comprised of 34% fixed rate debt and 66% variable rate debt.

At March 31, 2022, the Company held $75.3 million in cash and cash equivalents, the majority of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions and, on a long-term basis, are expected to primarily fund international investments.

Cash Flow

	Three Months Ended March 31,
(in millions)	2022	2021	Change
Operating activities	$(9.3)	$35.6	$(44.9)
Investing activities	(8.4)	(4.0)	(4.4)
Financing activities	(12.4)	(24.4)	12.1
Exchange rate effect	0.1	(2.3)	2.5
(Decrease) increase in cash, cash equivalents and restricted cash	$(30.0)	$4.8	$(34.8)

Operating activities used $9.3 million in the first three months of 2022 and provided $35.6 million in the first three months of 2021. Operating cash flows in the 2022 period were negatively impacted by higher outflows for accrued liabilities, primarily related to incentive compensation. The 2022 period also included a use of cash for working capital of $22.0 million compared to $1.6 million of cash provided by working capital in the 2021 period.

Investing activities used $8.4 million in the first three months of 2022 compared to $4.0 million in the first three months of 2021. Investing activities in the 2022 period included capital expenditures of $7.4 million compared to $7.9 million in the 2021 period. The Company expects capital spending in 2022 to approximate $50 to $55 million.

Financing activities in the first three months of 2022 included a net decrease in borrowings of $0.7 million compared to $10.6 million in the comparable 2021 period. Total cash used to pay dividends was $8.1 million in both the 2022 and 2021 periods.

Other financing cash flows during the first three months of 2022 and 2021 include $3.6 million and $1.6 million, respectively, of net cash payments resulting from the settlement of foreign currency hedges related to intercompany financing.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At March 31, 2022, $490.7 million was borrowed at an average interest rate of 1.38% under the Company's $1,000.0 million Amended Credit Facility which matures in February 2026. As of March 31, 2022, the Company had no borrowings under short-term bank credit lines. At March 31, 2022, the Company's total borrowings were comprised of 34% fixed rate debt and 66% variable rate debt. The interest payments on $100.0 million of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the interest rate swap that was executed in March 2021.

Debt Covenants

As noted above, borrowing capacity is limited by various debt covenants in the Company's debt agreements. Following is a reconciliation of Consolidated EBITDA, a key metric in the debt covenants, to the Company's net income (in millions):

Four Fiscal Quarters Ended March 31, 2022
Net income	$101.0
Add back:
Interest expense	15.8
Income taxes	25.8
Depreciation and amortization	92.5
Adjustment for non-cash stock based compensation	11.7
Workforce reduction and restructuring charges	1.5
Other adjustments	(1.0)
Consolidated EBITDA, as defined within the Amended Credit Agreement	$247.3

Consolidated Senior Debt, as defined, as of March 31, 2022	$597.7
Ratio of Consolidated Senior Debt to Consolidated EBITDA	2.42
Maximum	3.25
Consolidated Total Debt, as defined, as of March 31, 2022	$597.7
Ratio of Consolidated Total Debt to Consolidated EBITDA	2.42
Maximum	3.75
Consolidated Cash Interest Expense, as defined, as of March 31, 2022	$15.8
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	15.62
Minimum	4.25

The Amended Credit Agreement allows for certain adjustments within the calculation of the financial covenants. Other adjustments consists primarily of net gains on the sale of assets as permitted under the Amended Credit Agreement. The Company's financial covenants are measured as of the end of each fiscal quarter. At March 31, 2022, additional borrowings of $329.7 million of Total Debt, including $206.1 million of Senior Debt, would have been allowed under the covenants. Senior Debt includes primarily the borrowings under the Amended Credit Agreement, the 3.97% Senior Notes and the borrowings under the lines of credit. The Company's unused committed credit facilities at March 31, 2022 were $509.3 million; however, the borrowing capacity was limited by the debt covenants to $329.7 million of Total Debt and $206.1 million of Senior Debt at March 31, 2022.

OTHER MATTERS

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The most significant areas involving management judgments and estimates are described in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Actual results could differ from those estimates. There have been no material changes to such judgments and estimates.

EBITDA

Earnings before interest expense, income taxes, and depreciation and amortization ("EBITDA") for the first three months of 2022 was $51.8 million compared to $52.9 million in the first three months of 2021. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes, and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors. Accordingly, the calculation has limitations depending on its use.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Three Months Ended March 31,
	2022	2021
Net income	$20.5	$19.4
Add back:
Interest expense	3.6	3.9
Income taxes	5.4	7.6
Depreciation and amortization	22.3	22.0
EBITDA	$51.8	$52.9

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements often address our expected future operating and financial performance and financial condition, and often contain words such as "anticipate," "believe," "expect," "plan," "estimate," "project," "continue," "will," "should," "may," and similar terms. These forward-looking statements do not constitute guarantees of future performance and are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. These include, among others: the Company’s ability to manage economic, business and geopolitical conditions, including global price inflation and shortages impacting the availability of materials; the duration and severity of the COVID-19 pandemic, including its impacts across our business on demand, supply chains, operations and liquidity; failure to successfully negotiate collective bargaining agreements or potential strikes, work stoppages or other similar events; changes in market demand for our products and services; rapid technological and market change; the ability to protect and avoid infringing upon intellectual property rights; challenges associated with the introduction or development of new products or transfer of work; higher risks in global operations and markets; the impact of intense competition; the physical and operational risks from natural disasters, severe weather events, climate change which may limit accessibility to sufficient water resources, outbreaks of contagious diseases and other adverse public health developments; acts of war, terrorism and other international conflicts; the failure to achieve anticipated cost savings and benefits associated with workforce reductions and restructuring actions; currency fluctuations and foreign currency exposure; impacts from goodwill impairment and related charges; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; inability to realize expected sales or profits from existing backlog due to a range of factors, including changes in customer sourcing decisions, material changes, production schedules and volumes of specific programs; the impact of government budget and funding decisions; government tariffs, trade agreements and trade policies; changes or uncertainties in laws, regulations, rates, policies or interpretations that impact the Company’s business operations or tax status, including those that address climate change, environmental, health and safety matters, and the materials processed by our products or their end markets; fluctuations in the pricing or availability of raw materials, freight, transportation, utilities and other items required by our operations; labor shortages or other business interruptions at transportation centers, shipping ports, our suppliers’ facilities or our facilities; disruptions in information technology systems, including as a result of cybersecurity attacks or data security breaches; the ability to hire and retain senior management and qualified personnel; the continuing impact of prior acquisitions and divestitures, and any other future strategic actions, and our ability to achieve the financial and operational targets set in connection with any such actions; the ability to achieve social and environmental performance goals; the outcome of pending and future litigation and governmental proceedings; the impact of actual, potential or alleged defects or failures of our products or third-party products within which our products are integrated, including product liabilities, product recall costs and uninsured claims; future repurchases of common stock; future levels of indebtedness; and other risks and uncertainties described in documents filed with or furnished to the Securities and Exchange Commission ("SEC") by the Company, including, among others, those in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors sections of the Company's filings. The Company assumes no obligation to update its forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to such risk during the three-months ended March 31, 2022.

Item 4. Controls and Procedures

Management, including the Company's Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon, and as of the date of, our evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects and designed to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to the Company's management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's first quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1-31, 2022	786		$46.70	—	3,604,000
February 1-28, 2022	104		$45.25	—	3,604,000
March 1-31, 2022	171		$42.15	—	3,604,000
Total	1,061	(1)	$45.83	—

(1)All acquisitions of equity securities during the first quarter of 2022 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

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

Item 6. Exhibits

Exhibit 10.1	Amendment No. 1 to Sixth Amended and Restated Senior Unsecured Revolving Credit Agreement, dated as of April 6, 2022.
Exhibit 10.2	Covenant Agreement and Release of Claims, dated March 11, 2022.
Exhibit 10.3	Offer Letter to Ian Reason, dated March 17, 2022.
Exhibit 15	Letter regarding unaudited interim financial information.
Exhibit 31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date:	May 2, 2022	/s/ JULIE K. STREICH
Julie K. Streich
Interim Chief Executive Officer and
Senior Vice President, Finance and Chief Financial Officer
(Interim Principal Executive Officer and
Principal Financial Officer)

Date:	May 2, 2022	/s/ MARIAN ACKER
Marian Acker
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended March 31, 2022

Exhibit No.	Description	Reference
10.1	Amendment No. 1 to Sixth Amended and Restated Senior Unsecured Revolving Credit Agreement, dated as of April 6, 2022.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on April 8, 2022.
10.2	Covenant Agreement and Release of Claims, dated March 11, 2022.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on March 15, 2022.
10.3	Offer Letter to Ian Reason, dated March 17, 2022.	Filed with this report.
15	Letter regarding unaudited interim financial information.	Filed with this report.
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed with this report.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	Filed with this report.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with this report.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with this report.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with this report.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with this report.
104	Cover Page Interactive Data File (formatted is Inline XBRL and contained in Exhibit 101).	Filed with this report.