Form 10-Q
period 2022-09-30
BARNES GROUP INC
filed 2022-10-28
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
The registrant had outstanding 50,568,839 shares of common stock as of October 26, 2022.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended September 30, 2022

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$314,744	$325,059	$948,395	$947,846

Cost of sales	208,649	205,079	628,593	602,943
Selling and administrative expenses	76,059	76,271	218,646	230,271
Goodwill impairment charge	—	—	68,194	—
	284,708	281,350	915,433	833,214
Operating income	30,036	43,709	32,962	114,632

Interest expense	3,357	4,027	10,249	12,443
Other expense (income), net	2,423	1,217	3,650	3,952
Income before income taxes	24,256	38,465	19,063	98,237
Income taxes	7,277	10,602	21,152	26,501
Net income (loss)	$16,979	$27,863	$(2,089)	$71,736

Per common share:
Basic	$0.33	$0.55	$(0.04)	$1.41
Diluted	0.33	0.55	(0.04)	1.40

Weighted average common shares outstanding:
Basic	50,919,955	50,905,202	50,981,874	50,925,702
Diluted	51,059,906	51,060,684	50,981,874	51,085,509

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$16,979	$27,863	$(2,089)	$71,736
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on hedging activities, net of tax (1)	2,391	62	5,793	(488)
Foreign currency translation adjustments, net of tax (2)	(63,433)	(25,383)	(145,238)	(51,669)
Defined benefit pension and other postretirement benefits, net of tax (3)	(3,737)	3,640	2,114	10,165
Total other comprehensive loss, net of tax	(64,779)	(21,681)	(137,331)	(41,992)
Total comprehensive (loss) income	$(47,800)	$6,182	$(139,420)	$29,744

(1) Net of tax of $751 and $47 for the three months ended September 30, 2022 and 2021, respectively, and $1,827 and $(106) for the nine months ended September 30, 2022 and 2021, respectively.

(2) Net of tax of $0 and $0 for the three and nine months ended September 30, 2022 and 2021, respectively.

(3) Net of tax of $(1,383) and $972 for the three months ended September 30, 2022 and 2021, respectively, and $233 and $3,033 for the nine months ended September 30, 2022 and 2021, respectively.

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$71,585	$102,860
Accounts receivable, less allowances (2022 - $4,627; 2021 - $5,625)	260,163	262,257
Inventories	268,854	239,655
Prepaid expenses and other current assets	81,472	75,437
Total current assets	682,074	680,209

Deferred income taxes	21,732	21,976

Property, plant and equipment	878,992	904,895
Less accumulated depreciation	(570,038)	(563,433)
	308,954	341,462

Goodwill	784,952	955,370
Other intangible assets, net	436,683	500,246
Other assets	76,659	77,557
Total assets	$2,311,054	$2,576,820

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$—	$1,900
Accounts payable	136,485	131,076
Accrued liabilities	145,898	175,583
Long-term debt - current	1,339	1,835
Total current liabilities	283,722	310,394

Long-term debt	556,354	599,932
Accrued retirement benefits	73,088	76,784
Deferred income taxes	56,100	66,704
Long-term tax liability	39,086	52,114
Other liabilities	35,648	42,126

Commitments and contingencies (Note 15)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2022 - 64,448,650 shares; 2021 - 64,343,582 shares)	644	643
Additional paid-in capital	526,367	516,562
Treasury stock, at cost (2022 - 13,881,687 shares; 2021 - 13,658,483 shares)	(531,181)	(523,642)
Retained earnings	1,560,395	1,587,041
Accumulated other non-owner changes to equity	(289,169)	(151,838)
Total stockholders' equity	1,267,056	1,428,766
Total liabilities and stockholders' equity	$2,311,054	$2,576,820

See accompanying notes.

BARNES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net (loss) income	$(2,089)	$71,736
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	69,022	68,004
Loss (gain) on disposition of property, plant and equipment	14	(414)
Stock compensation expense	9,547	9,212
Non-cash goodwill impairment charge	68,194	—
Changes in assets and liabilities:
Accounts receivable	(17,923)	(15,649)
Inventories	(40,428)	(5,582)
Prepaid expenses and other current assets	(13,310)	(7,205)
Accounts payable	10,509	17,827
Accrued liabilities	(28,637)	(1,051)
Deferred income taxes	(4,350)	(7,052)
Long-term retirement benefits	(660)	2,308
Long-term tax liability	(6,948)	(6,949)
Other	521	2,605
Net cash provided by operating activities	43,462	127,790

Investing activities:
Proceeds from disposition of property, plant and equipment	104	1,204
Capital expenditures	(21,655)	(26,735)
Other	(2,168)	2,107
Net cash used by investing activities	(23,719)	(23,424)

Financing activities:
Net change in other borrowings	(941)	(226)
Payments on long-term debt	(80,777)	(73,081)
Proceeds from the issuance of long-term debt	85,082	25,000
Proceeds from the issuance of common stock	338	464
Common stock repurchases	(6,721)	(5,229)
Dividends paid	(24,282)	(24,293)
Withholding taxes paid on stock issuances	(818)	(1,356)
Other (Note 9)	(18,548)	(9,835)
Net cash used by financing activities	(46,667)	(88,556)

Effect of exchange rate changes on cash flows	(9,467)	(2,923)
(Decrease) increase in cash, cash equivalents and restricted cash	(36,391)	12,887
Cash, cash equivalents and restricted cash at beginning of period	111,909	91,468
Cash, cash equivalents and restricted cash at end of period	75,518	104,355
Less: Restricted cash, included in Prepaid expenses and other current assets	(1,976)	(6,239)
Less: Restricted cash, included in Other assets	(1,957)	(4,641)
Cash and cash equivalents at end of period	$71,585	$93,475

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data)
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated balance sheet and the related unaudited consolidated statements of income, comprehensive income and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2021 has been derived from the 2021 financial statements of Barnes Group Inc. (the "Company"). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair statement of the results, have been included. Operating results for the nine-month period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Recently Issued Accounting Standards

The United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced its intent to phase out the use of LIBOR by December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified the Secured Overnight Financing Rate (“SOFR”) as its preferred benchmark alternative to U.S. dollar LIBOR. Published by the Federal Reserve Bank of New York, SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. In March 2020, in response to this transition, the FASB issued guidance related to this rate reform, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued by reference rate reform, and addresses operational issues likely to arise in modifying contracts to replace discontinued reference rates with new rates. In January 2021, the FASB issued further clarifying guidance regarding derivatives, as it relates to this transition. The guidance is effective through December 31, 2022. The Company’s Amended Credit Agreement (Note 8) and corresponding interest rate Swaps (Note 9) each mature in February 2026. In March 2021, the Intercontinental Exchange Benchmark Association announced that it will extend the publication of overnight, 1, 3, 6 and 12 month LIBOR rates until June 30, 2023, while ceasing publication of all other LIBOR rates including 1 week and 2 month rates. The Company's Amended Credit Agreement was further amended in October 2021 and in April 2022 to address the replacement of LIBOR via the LIBOR Transition Agreement and Amendment No. 1, respectively (see Note 8), with SOFR. The Company's corresponding interest rate Swaps were amended in May 2022 to address the replacement of

LIBOR. As a result of the Company's contract amendments to address the replacement of LIBOR, the Company does not anticipate a material impact on our business, financial condition, results of operations or cash flow as a result of this change.

In October 2021, the FASB amended its guidance related to business combinations. The amended guidance requires entities to recognize and measure contract assets and contract liabilities acquired in business combinations on the acquisition date in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers. The new guidance is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the amended guidance as the guidance will be applicable to future acquisitions.

In August 2022, the U.S. government enacted tax legislation commonly referred to as the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA will impose a 1% excise tax on the fair market value of certain stock repurchased by a public traded company after December 31, 2022 and restored and modified certain tax-related energy incentives. The Company does not anticipate a material impact on our business, financial condition, results of operations or cash flow as a result of this change.

In September 2022, the FASB amended its guidance related to supplier finance programs. The amended guidance requires additional disclosures surrounding the use of supplier finance programs to purchase goods or services including disclosing the key terms of the programs, the amount of obligations outstanding at the end of the reporting period, and a roll-forward of those obligations. The new guidance, except the amendment on roll-forward information, is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendment on roll-forward information is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact that this amended guidance will have on the Company's Financial Statements.

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

The following table presents the Company's revenue disaggregated by products and services, and geographic regions, by segment:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Industrial	Aerospace	Total Company	Industrial	Aerospace	Total Company
Products and Services
Engineered Components Products	$49,286	$—	$49,286	$47,217	$—	$47,217
Molding Solutions Products	97,243	—	97,243	119,956	—	119,956
Force & Motion Control Products	44,241	—	44,241	47,534	—	47,534
Automation Products	13,187	—	13,187	16,841	—	16,841
Aerospace Original Equipment Manufacturing Products	—	65,229	65,229	—	64,058	64,058
Aerospace Aftermarket Products and Services	—	45,558	45,558	—	29,453	29,453
	$203,957	$110,787	$314,744	$231,548	$93,511	$325,059

Geographic Regions (A)
Americas	$96,201	$78,535	$174,736	$90,902	$70,231	$161,133
Europe	65,637	19,859	85,496	83,255	16,002	99,257
Asia	40,995	10,888	51,883	56,370	6,586	62,956
Rest of World	1,124	1,505	2,629	1,021	692	1,713
	$203,957	$110,787	$314,744	$231,548	$93,511	$325,059
(A) Sales by geographic region are based on the location to which the product is shipped and services are delivered.

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Industrial	Aerospace	Total Company	Industrial	Aerospace	Total Company
Products and Services
Engineered Components Products	$144,537	$—	$144,537	$140,932	$—	$140,932
Molding Solutions Products	301,488	—	301,488	351,115	—	351,115
Force & Motion Control Products	137,584	—	137,584	141,512	—	141,512
Automation Products	44,136	—	44,136	52,648	—	52,648
Aerospace Original Equipment Manufacturing Products	—	200,360	200,360	—	180,571	180,571
Aerospace Aftermarket Products and Services	—	120,290	120,290	—	81,068	81,068
	$627,745	$320,650	$948,395	$686,207	$261,639	$947,846

Geographic Regions (A)
Americas	$271,176	$231,798	$502,974	$266,798	$194,878	$461,676
Europe	222,776	58,343	281,119	262,023	43,416	305,439
Asia	129,484	26,553	156,037	153,876	21,329	175,205
Rest of World	4,309	3,956	8,265	3,510	2,016	5,526
	$627,745	$320,650	$948,395	$686,207	$261,639	$947,846
(A) Sales by geographic region are based on the location to which the product is shipped and services are delivered.

Revenue from products and services transferred to customers at a point in time accounted for approximately 80 percent of total revenue for the three and nine month periods ended September 30, 2022 and September 30, 2021. A majority of revenue within the Industrial segment and Aerospace Original Equipment Manufacturing Products business ("OEM"), along with a portion of revenue within the Aerospace Aftermarket Products and Services business ("Aftermarket"), is recognized at a point in time, primarily when the product or solution is shipped to the customer.

Revenue from products and services transferred to customers over-time accounted for approximately 20 percent of total revenue for the three and nine month periods ended September 30, 2022 and September 30, 2021. The Company recognizes revenue over-time in instances where a contract supports a continual transfer of control to the customer. Substantially all of our revenue in the Aerospace Aftermarket maintenance repair and overhaul business (within Aftermarket Products and Services) and a portion of the revenue for Engineered Components products, Molding Solutions products and Aerospace OEM products is recognized over-time. Within the Molding Solutions and Aerospace Aftermarket businesses, this continual transfer of control to the customer partially results from repair and refurbishment work performed on customer-controlled assets. With other contracts, this continual transfer of control to the customer is supported by clauses in the contract, or governing commercial law of the relevant jurisdiction, where we deliver products that do not have an alternative use and require an enforceable right to payment of costs incurred (plus a reasonable profit) or the Company has a contractual right to complete any work in process and receive full contract price.

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

Adjustments to net sales, cost of sales and the related impact to operating income are recognized as necessary in the period they become known. Revenue recognized from performance obligations satisfied in previous periods was not material in both the three and nine month periods ended September 30, 2022 and 2021.

Contract Balances. The timing of revenue recognition, invoicing and cash collections affects accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets.

Unbilled Receivables (Contract Assets) - Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized when 1) the cost-to-cost method is applied and 2) such revenue exceeds the amount invoiced to the customer. Unbilled receivables are included within Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.

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

Net contract assets (liabilities) consisted of the following:

	September 30, 2022	December 31, 2021	$ Change	% Change
Unbilled receivables (contract assets)	$42,274	$33,522	$8,752	26%
Contract liabilities	(14,706)	(25,374)	10,668	(42)%
Net contract assets	$27,568	$8,148	$19,420	238%

Contract liabilities balances at September 30, 2022 and December 31, 2021 include $4,033 and $9,364, respectively, of customer advances for which the Company has an unconditional right to collect payment. Accounts receivable, as presented on the Consolidated Balance Sheet, includes corresponding balances at September 30, 2022 and December 31, 2021, respectively.

Changes in the net contract assets during the nine month period ended September 30, 2022 included a $10,668 decrease in contract liabilities, driven primarily by revenue recognized in the current period, partially offset by new customer advances and deposits. Adding to this net contract assets increase was a $8,752 increase in contract assets, driven primarily by contract progress (i.e., unbilled receivable), partially offset by earlier contract progress being invoiced to the customer.

The Company recognized less than 10% and over 90% of the revenue related to the contract liabilities balance as of December 31, 2021 during the three and nine months periods ended September 30, 2022, respectively, and approximately 30% and 85% of the revenue related to the contract liabilities balance as of December 31, 2020 during the three and nine month periods ended September 30, 2021, respectively, primarily representing revenue from the sale of molds and hot runners within the Molding Solutions business.

Remaining Performance Obligations. The Company has elected to disclose remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed and, for Aerospace, excludes projections of components and assemblies that Aerospace OEM customers anticipate purchasing in the future under existing programs, which represent orders that are beyond lead time and do not represent performance obligations pursuant to accounting guidance. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $202,271. The Company expects to recognize revenue on approximately 70% of the remaining performance obligations over the next 12 months, with the remainder to be recognized within 24 months.

4. Stockholders' Equity

A schedule of consolidated changes in equity for the nine months ended September 30, 2022 is as follows (number of shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2021	64,344	$643	$516,562	13,658	$(523,642)	$1,587,041	$(151,838)	$1,428,766
Comprehensive income (loss)	—	—	—	—	—	20,484	(2,590)	17,894
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,111)	—	(8,111)
Employee stock plans	12	1	2,665	2	(49)	(136)	—	2,481
March 31, 2022	64,356	$644	$519,227	13,660	$(523,691)	$1,599,278	$(154,428)	$1,441,030
Comprehensive loss	—	—	—	—	—	(39,552)	(69,962)	(109,514)
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,081)	—	(8,081)
Common stock repurchases	—	—	—	200	(6,721)	—	—	(6,721)
Employee stock plans	23	—	3,548	3	(106)	(62)	—	3,380
June 30, 2022	64,379	$644	$522,775	13,863	$(530,518)	$1,551,583	$(224,390)	$1,320,094
Comprehensive income (loss)	—	—	—	—	—	16,979	(64,779)	(47,800)
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,090)	—	(8,090)
Employee stock plans	70	—	3,592	19	(663)	(77)	—	2,852
September 30, 2022	64,449	$644	$526,367	13,882	$(531,181)	$1,560,395	$(289,169)	$1,267,056

A schedule of consolidated changes in equity for the nine months ended September 30, 2021 is as follows (number of shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2020	64,171	$642	$501,531	13,530	$(516,992)	$1,519,811	$(122,315)	$1,382,677
Comprehensive income (loss)	—	—	—	—	—	19,382	(44,902)	(25,520)
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,104)	—	(8,104)
Employee stock plans	12	—	2,406	1	(68)	(24)	—	2,314
March 31, 2021	64,183	$642	$503,937	13,531	$(517,060)	$1,531,065	$(167,217)	$1,351,367
Comprehensive income	—	—	—	—	—	24,491	24,591	49,082
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,090)	—	(8,090)
Common stock repurchases	—	—	—	100	(5,229)	—	—	(5,229)
Employee stock plans	17	—	3,417	3	(123)	(31)	—	3,263
June 30, 2021	64,200	$642	$507,354	13,634	$(522,412)	$1,547,435	$(142,626)	$1,390,393
Comprehensive income (loss)	—	—	—	—	—	27,863	(21,681)	6,182
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,099)	—	(8,099)
Residual interest in subsidiary	—	—	2,177	—	—	—	—	2,177
Employee stock plans	84	1	3,826	23	(1,165)	(86)	—	2,576
September 30, 2021	64,284	$643	$513,357	13,657	$(523,577)	$1,567,113	$(164,307)	$1,393,229

5. Net Income (Loss) Per Common Share

For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans. For the purpose of computing diluted net income per common share for the three month periods ended September 30, 2022 and 2021, the weighted-average number of common shares outstanding was increased by 139,951 and 155,482, respectively. No potentially dilutive shares have been included in the diluted earnings per share calculations for the nine month period ended September 30, 2022 due to the Company’s reported net loss for the period. For the purpose of computing diluted net income per common share for the nine month period ended September 30, 2021, the weighted-average number of common shares outstanding was increased by 159,807.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three month periods ended September 30, 2022 and 2021, the Company excluded 875,706 and 501,242 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive. During the nine month periods ended September 30, 2022 and 2021, the Company excluded 823,365 and 508,812 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive.

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

6. Inventories

The components of inventories consisted of:

	September 30, 2022	December 31, 2021
Finished goods	$94,775	$88,954
Work-in-process	73,071	65,468
Raw material and supplies	101,008	85,233
	$268,854	$239,655

7. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended September 30, 2022:

	Industrial	Aerospace	Total Company
December 31, 2021	$924,584	$30,786	$955,370
Impairment charge	(68,194)	—	(68,194)
Foreign currency translation	(102,224)	—	(102,224)
September 30, 2022	$754,166	$30,786	$784,952

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

The Company has continued to evaluate the macro-economic conditions, as described above, during the third quarter of 2022. Based on our third quarter assessment, there was no impairment of goodwill as of September 30, 2022.

Other Intangible Assets:

Other intangible assets consisted of:

		September 30, 2022		December 31, 2021
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue Sharing Programs (RSPs)	Up to 30	$299,500	$(161,413)	$299,500	$(151,961)
Component Repair Programs (CRPs)	Up to 30	111,839	(40,113)	111,839	(35,632)
Customer relationships	10-16	337,189	(151,866)	337,189	(137,856)
Patents and technology	4-11	123,433	(91,211)	123,433	(86,002)
Trademarks/trade names	10-30	10,949	(10,727)	10,949	(10,587)
Other	Up to 10	8,851	(2,698)	7,450	(2,072)
		891,761	(458,028)	890,360	(424,110)
Unamortized intangible assets:
Trade names		55,670	—	55,670	—
Foreign currency translation		(52,720)	—	(21,674)	—
Other intangible assets		$894,711	$(458,028)	$924,356	$(424,110)

Amortization of intangible assets for the three and nine month periods ended September 30, 2022 was $11,747 and $33,918, respectively. Amortization of intangible assets for the three and nine month periods ended September 30, 2021 was $11,372 and $32,271, respectively. Estimated amortization of intangible assets for future periods is as follows: 2022 (remainder) - $13,000; 2023 - $48,000; 2024 - $46,000; 2025 - $45,000; 2026 - $45,000 and 2027 - $44,000.

In the second quarter of 2022, management performed its annual impairment testing of its trade names, which are indefinite-lived intangible assets. Based on this assessment, there were no impairments.

8. Debt

Long-term debt and notes and overdrafts payable at September 30, 2022 and December 31, 2021 consisted of:

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Amended Credit Agreement	$453,290	$445,193	$495,262	$516,380
3.97% Senior Notes	100,000	98,825	100,000	105,541
Borrowings under lines of credit and overdrafts	—	—	224	224
Finance leases	4,403	4,473	6,505	6,827
Other	—	—	1,676	1,676
	557,693	548,491	603,667	630,648
Less current maturities	(1,339)		(3,735)
Long-term debt	$556,354		$599,932
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

Borrowings and availability under the Amended Credit Agreement were $453,290 and $546,710, respectively, at September 30, 2022 and $495,262 and $504,738, respectively, at December 31, 2021, subject to covenants in the Company's revolving debt agreements. At September 30, 2022, additional borrowings of $368,995 of Total Debt (including $245,437 of Senior Debt) would have been allowed under the financial covenants. The average interest rate on these borrowings was 2.52% and 1.48% on September 30, 2022 and December 31, 2021, respectively. Borrowings included Euro-denominated borrowings of 315,000 Euros ($308,290) at September 30, 2022 and 318,450 Euros ($360,262) at December 31, 2021. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

At September 30, 2022, the Company was in compliance with all applicable covenants. The Company anticipates continued compliance in each of the next four quarters while continuing to monitor its future compliance based on current and future economic conditions. The Company's most restrictive financial covenant is the Senior Debt Ratio, which required the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.25 times at September 30, 2022. The actual ratio, as defined, was 2.26 times at September 30, 2022.

In addition, the Company has approximately $70,000 in uncommitted short-term bank credit lines ("Credit Lines") and overdraft facilities. The Credit Lines are accessed locally and are available primarily within the U.S., Europe and Asia. The Credit Lines are subject to the applicable borrowing rates within each respective country and vary between jurisdictions (i.e. LIBOR, Euribor, etc.). The Company had no borrowings under the Credit Lines at September 30, 2022 or December 31, 2021. The Company had borrowed $0 and $224 under the overdraft facilities at September 30, 2022 and December 31, 2021, respectively. Repayments under the Credit Lines are due within one month after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company also has several finance leases under which $4,403 and $6,505 was outstanding at September 30, 2022 and December 31, 2021, respectively. The fair value of the finance leases is based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

Other debt includes bank acceptances. Bank acceptances represent financial instruments accepted by certain China-based vendors in lieu of cash paid on payables, generally range from three to six months in maturity and are guaranteed by banks. The Company had no bank acceptances outstanding at September 30, 2022 and $1,676 of bank acceptances outstanding at December 31, 2021. The carrying amounts of the bank acceptances approximate fair value due to the short maturities of these financial instruments.

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

The fair values of the Amended 2021 Swap were $8,447 and $316 as of September 30, 2022 and December 31, 2021, respectively, and were recorded in Other Assets in the Consolidated Balance Sheets for the periods. The fair values of the Company's other derivatives were not material to the Company's Consolidated Balance Sheets as of September 30, 2022 or December 31, 2021. With the exception of the increase in the fair value of the Amended 2021 Swap from December 31, 2021 to September 30, 2022, the activity related to the derivatives that have been designated hedging instruments was not material to the Company's Consolidated Financial Statements for the periods ended September 30, 2022 or 2021. The Company recognized losses of $8,094 and $2,991 related to the foreign exchange contracts that are not accounted for as hedging instruments within other expense (income), net, in the Consolidated Statements of Income (Loss) for the three-month periods ended September 30, 2022 and 2021, respectively. The Company recognized losses of $18,671 and $3,404 related to the foreign exchange contracts that are not accounted for as hedging instruments within other expense (income), net, in the Consolidated Statements of Income (Loss) for the nine month periods ended September 30, 2022 and 2021, respectively. Such losses were substantially offset by net gains recorded on the underlying hedged asset or liability (the "underlying"). Offsetting net gains on the underlying are also recorded within Other expense (income), net.

The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. Other financing cash flows during the nine month periods ended September 30, 2022 and 2021, as presented on the Consolidated Statements of Cash Flows, include $17,271 and $1,070 of net cash payments related to the settlement of foreign currency hedges related to intercompany financing.

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

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis as of September 30, 2022 and December 31, 2021:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Asset derivatives	$8,471	$—	$8,471	$—
Liability derivatives	(1,310)	—	(1,310)	—
Bank acceptances	13,846	—	13,846	—
Rabbi trust assets	2,007	2,007	—	—
Total	$23,014	$2,007	$21,007	$—

December 31, 2021
Asset derivatives	$375	$—	$375	$—
Liability derivatives	(107)	—	(107)	—
Bank acceptances	13,240	—	13,240	—
Rabbi trust assets	3,001	3,001	—	—
Total	$16,509	$3,001	$13,508	$—

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

11. Pension and Other Postretirement Benefits

Pension and other postretirement benefits expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pensions	2022	2021	2022	2021
Service cost	$1,462	$1,633	$4,345	$4,912
Interest cost	3,643	3,186	10,511	9,562
Expected return on plan assets	(7,264)	(6,963)	(21,801)	(20,897)
Amortization of prior service cost	97	83	304	248
Amortization of actuarial losses	3,098	3,999	9,755	12,005
Curtailment loss	1,158	—	1,158	—
Special termination benefits	259	—	395	—
Net periodic benefit cost	$2,453	$1,938	$4,667	$5,830

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Postretirement Benefits	2022	2021	2022	2021
Service cost	$19	$27	$58	$77
Interest cost	197	203	606	615
Amortization of prior service cost	9	7	27	22
Amortization of actuarial losses	(1)	54	(2)	194
Net periodic benefit cost	$224	$291	$689	$908

The service cost component of net periodic benefit cost is included within cost of sales and selling and administrative expenses. The components of net periodic benefit cost other than the service cost component are included in Other income (expense) on the Consolidated Statements of Income (Loss). The curtailment loss of $1,158 and special termination benefits of $259 relate to the restructuring actions that were taken during the third quarter of 2022. See Note 16.

12. Income Taxes

The Company's effective tax rate for the first nine months of 2022 was 111.0% compared with 27.0% in the first nine months of 2021 and 21.9% for the full year 2021. The increase in the effective tax rate in the first nine months of 2022 as compared with the rate for the full year 2021 was driven by the goodwill impairment charge of $68,194, which is not tax deductible for book purposes. Excluding the goodwill impairment charge, the effective tax rate for the first nine months of 2022 was 24.0%. Additional drivers in the effective tax rate in the first nine months of 2022, as compared with the full year 2021 rate, include the absence of benefits related to the realignment of tax basis goodwill and intangibles, and the favorable Mutual Aid Process Approval, both recorded in 2021. Additionally, certain costs were recorded during the third quarter of 2022 related to GILTI tax. The effective tax rate was also favorably impacted by higher income in jurisdictions with tax holidays.

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

13. Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following tables set forth the changes in accumulated other comprehensive income (loss), net of tax, by component for the nine month periods ended September 30, 2022 and 2021:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
December 31, 2021	$160	$(112,307)	$(39,691)	$(151,838)
Other comprehensive income (loss) before reclassifications	5,765	(5,945)	(145,238)	(145,418)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	28	8,059	—	8,087
Net current-period other comprehensive income (loss)	5,793	2,114	(145,238)	(137,331)
September 30, 2022	$5,953	$(110,193)	$(184,929)	$(289,169)

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
December 31, 2020	$(757)	$(142,119)	$20,561	$(122,315)
Other comprehensive (loss) income before reclassifications	(1,115)	614	(51,669)	(52,170)
Amounts reclassified from accumulated other comprehensive income to the consolidated statements of income	627	9,551	—	10,178
Net current-period other comprehensive (loss) income	(488)	10,165	(51,669)	(41,992)
September 30, 2021	$(1,245)	$(131,954)	$(31,108)	$(164,307)

The following table sets forth the reclassifications out of accumulated other comprehensive loss by component for the three month periods ended September 30, 2022 and 2021:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Cash flow hedges
Interest rate contracts	$266	$(468)	Interest expense
Foreign exchange contracts	(45)	219	Net sales
	221	(249)	Total before tax
	(53)	75	Tax benefit
	168	(174)	Net of tax

Pension and other postretirement benefit items
Amortization of prior service costs	$(106)	$(90)	(A)
Amortization of actuarial losses	(3,097)	(4,053)	(A)
Curtailment loss	(450)	—	(A)
	(3,653)	(4,143)	Total before tax
	859	972	Tax benefit
	(2,794)	(3,171)	Net of tax

Total reclassifications in the period	$(2,626)	$(3,345)

The following table sets forth the reclassifications out of accumulated other comprehensive loss by component for the nine month periods ended September 30, 2022 and 2021:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash flow hedges
Interest rate contracts	$6	(1,377)	Interest expense
Foreign exchange contracts	(42)	517	Net sales
	(36)	(860)	Total before tax
	8	233	Tax benefit
	(28)	(627)	Net of tax

Pension and other postretirement benefit items
Amortization of prior service costs	$(331)	$(270)	(A)
Amortization of actuarial losses	(9,753)	(12,199)	(A)
Curtailment loss	(450)	—	(A)
	(10,534)	(12,469)	Total before tax
	2,475	2,918	Tax benefit
	(8,059)	(9,551)	Net of tax

Total reclassifications in the period	$(8,087)	$(10,178)

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

The following tables set forth information about the Company's operations by its two reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales
Industrial	$203,959	$231,549	$627,746	$686,220
Aerospace	110,787	93,511	320,650	261,639
Intersegment sales	(2)	(1)	(1)	(13)
Total net sales	$314,744	$325,059	$948,395	$947,846

Operating profit (loss)
Industrial(A)	$8,809	$30,067	$(25,200)	$78,635
Aerospace	21,227	13,642	58,162	35,997
Total operating profit	30,036	43,709	32,962	114,632
Interest expense	3,357	4,027	10,249	12,443
Other expense (income), net	2,423	1,217	3,650	3,952
Income before income taxes	$24,256	$38,465	$19,063	$98,237

	September 30, 2022	December 31, 2021
Assets
Industrial(A)	$1,578,444	$1,827,903
Aerospace	587,282	583,043
Other (B)	145,328	165,874
Total assets	$2,311,054	$2,576,820

(A) Industrial operating losses in the nine month period ended September 30, 2022 include a $68,194 goodwill impairment charge. Assets at Industrial were impacted by a corresponding amount given the reduction to the goodwill balance. See Note 7.
(B) "Other" assets include corporate-controlled assets, the majority of which are cash and cash equivalents and deferred tax assets.

15. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. The Company accrues its estimated exposure for warranty claims at the time of sale based upon the length of the warranty period, historical experience and other related information known to the Company. Liabilities related to product warranties and extended warranties were not material as of September 30, 2022 and December 31, 2021.

In July 2021, a customer asserted breach of contract and contractual warranty claims regarding a part manufactured by the Company. The Company disputes the asserted claims and no litigation or other proceeding has been initiated. While it is currently not possible to determine the ultimate outcome of this matter, the Company intends to vigorously defend its position and believes that the ultimate resolution will not have a material adverse effect on the Company’s consolidated financial position or liquidity, but could be material to the consolidated results of operations of any one period.

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

16. Business Reorganizations

In June 2020, the Company announced restructuring and workforce reduction actions ("2020 Actions") which were implemented across its businesses and functions in response to the macroeconomic disruption in global industrial and aerospace end markets arising from COVID-19. During 2020, a resulting pre-tax charge of $19,116 was recorded ($18,158 through operating profit), primarily related to employee severance and termination benefits (recorded largely during the second quarter of 2020). These actions were substantially complete as of December 31, 2020 and reduced the Company’s global workforce by approximately 8%. A corresponding liability of $100, per below, remained and was included within accrued liabilities as of September 30, 2022. The Company does not expect any additional costs related to the 2020 Actions to be significant.

The following table sets forth the change in the liability related to the 2020 Actions:

December 31, 2021	$1,222
Employee severance and other termination benefits	(321)
Payments	(801)
September 30, 2022	$100
In 2021, the Company initiated additional restructuring actions ("2021 Actions") at a number of locations. The 2021 Actions included a transfer of manufacturing capabilities to leverage existing capacity which is expected to reduce labor and infrastructure costs. The 2021 Actions resulted in pre-tax charges of $2,869, primarily related to employee severance and termination benefits, in 2021 (recorded primarily during the second and fourth quarters of 2021), and $382 in the first nine months of 2022. The Company does not expect any additional costs related to the 2021 Actions to be significant.
In July 2022, the Company authorized additional restructuring actions (“2022 Actions”) focused on the consolidation of two manufacturing sites and a number of branch offices, and changes in infrastructure to eliminate certain roles across a number of locations in the Industrial segment businesses. A resulting pre-tax charge of $11,377 was recorded ($9,960 through operating profit) in the third quarter of 2022. Of the aggregate, $8,169 related to employee termination costs, primarily employee severance and other termination benefits, which are expected to be paid in cash by the end of 2023, and $3,208 related to other associated costs, primarily including $1,417 of pension expense and $1,593 of accelerated depreciation of assets. A corresponding liability of $7,976, per below, remained and was included within accrued liabilities as of September 30, 2022. The Company expects to incur additional costs of approximately $4,000 in 2022 and $8,000 in 2023 related to the 2022 Actions, which are expected to be completed in 2023. The Company anticipates annualized cost savings of approximately $14,000 from the 2022 Actions.
The following table sets forth the change in the liability related to the 2022 Actions:

December 31, 2021	$—
Employee severance and other termination benefits	8,169
Payments	(193)
September 30, 2022	$7,976

With respect to the unaudited consolidated financial information of Barnes Group Inc. for the three- and nine-month periods ended September 30, 2022 and 2021, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 28, 2022 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Barnes Group Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Barnes Group Inc. and its subsidiaries (the “Company”) as of September 30, 2022, and the related consolidated statements of income (loss) and of comprehensive (loss) income for the three-month and nine-month periods ended September 30, 2022 and 2021 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2022 and 2021, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 28, 2022

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Please refer to the Overview in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The Annual Report on Form 10-K, along with the Company's other filings, can be found on the Securities and Exchange Commission's website, www.sec.gov, as well as on the Company's website: www.onebarnes.com.

Third Quarter Highlights

The Company reported net sales of $314.7 million in the third quarter of 2022 decreased $10.3 million or 3.2% from the third quarter of 2021. Organic sales increased by $7.8 million, or 2.4%, including an increase of $17.3 million, or 18.5%, at Aerospace, partially offset by a decrease of $9.5 million, or 4.1%, at Industrial. The year-over-year increase at Aerospace was driven by volume increases within the Aerospace Aftermarket business, reflecting the ongoing recovery in aerospace end markets. From an Industrial standpoint, end-markets remained under pressure given the ongoing impacts of global supply chain constraints on near-term automotive and broader industrial production. The strengthening of the U.S. dollar against foreign currencies decreased net sales within the Industrial segment by approximately $18.1 million. Operating margins decreased from 13.4% in the 2021 period to 9.5% in the current period, largely a result of $9.0 million of pre-tax charges related to restructuring and workforce reduction actions, and increased raw material, utility, labor and freight costs. The aforementioned items were partially offset by pricing and procurement actions taken by management, combined with the profit contribution from higher volumes within the Aerospace Aftermarket business. In addition, $1.4 million of restructuring charges, primarily related to a pension curtailment charge, were recorded to other expense (income) during the third quarter of 2022.

Impact of Macroeconomic Trends

Several macroeconomic trends continued to present challenges across our businesses during the third quarter of 2022, including labor and supply chain constraints, rising interest rates, and inflationary pressures, resulting in increased freight, energy, labor and raw material costs. In addition to taking pricing actions to partially recover costs, the Company has remained focused on cost management and productivity initiatives to mitigate these impacts. During July 2022, management commenced a systematic multi-phased initiative to significantly reduce costs and integrate the Company's operations, decreasing complexity and focusing on improved performance across Industrial. More specifically, at this time, the Company announced a restructuring program to further reduce costs within the Industrial segment, in response to the macroeconomic disruption caused by the aforementioned items (see Note 16 of the Consolidated Financial Statements). Management also continues to evaluate the ongoing development of events in Ukraine and the potential for impacts on the Company's Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Sales

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2022	2021	Change		2022	2021	Change
Industrial	$204.0	$231.5	$(27.6)	(11.9)%	$627.7	$686.2	$(58.5)	(8.5)%
Aerospace	110.8	93.5	17.3	18.5%	320.7	261.6	59.0	22.6%
Total	$314.7	$325.1	$(10.3)	(3.2)%	$948.4	$947.8	$0.5	0.1%

The Company reported net sales of $314.7 million in the third quarter of 2022, a decrease of $10.3 million from the third quarter of 2021. Organic sales increased by $7.8 million, or 2.4%, including an increase of $17.3 million at Aerospace, partially offset by a decrease of $9.5 million at Industrial. The year-over-year increase at Aerospace was driven by improved sales within the Aftermarket business, resulting primarily from continued global improvement in aerospace markets. From an Industrial standpoint, sales decreased compared with the prior year period, as continued pressure from global supply chain constraints impacted near-term automotive and broader industrial production. As compared with the prior year period, the Molding Solutions and Automation businesses were most impacted by these macroeconomic factors. The Engineered Components business experienced modest organic sales growth relative to the prior year period, whereas the Force and Motion business remained flat. The strengthening of the U.S. dollar against foreign currencies decreased net sales within the Industrial segment by approximately $18.1 million.

The Company reported net sales of $948.4 million in the first nine months of 2022, an increase of $0.5 million, or 0.1%, from the first nine months of 2021. Organic sales in the first nine months of 2022 increased by $39.6 million, driven by an increase of $59.0 million at Aerospace, partially offset by a decrease of $19.4 million at Industrial. The increase at Aerospace was driven by sales growth across both businesses, whereas declines within Industrial were driven primarily by the Molding Solutions and Automation businesses. The strengthening of the U.S. dollar against foreign currencies decreased net sales within the Industrial segment by approximately $39.1 million.

Expenses and Operating Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2022	2021	Change		2022	2021	Change
Cost of sales	$208.6	$205.1	$3.6	1.7%	$628.6	$602.9	$25.7	4.3%
% sales	66.3%	63.1%			66.3%	63.6%
Gross profit (1)	$106.1	$120.0	$(13.9)	(11.6)%	$319.8	$344.9	$(25.1)	(7.3)%
% sales	33.7%	36.9%			33.7%	36.4%
Selling and administrative expenses	$76.1	$76.3	$(0.2)	(0.3)%	$218.6	$230.3	$(11.6)	(5.0)%
% sales	24.2%	23.5%			23.1%	24.3%
Goodwill impairment charge	$—	$—	$—	—%	$68.2	—%	$68.2	100.0%
% sales	—%	—%			7.2%	—%
Operating income	$30.0	$43.7	$(13.7)	(31.3)%	$33.0	$114.6	$(81.7)	(71.2)%
% sales	9.5%	13.4%			3.5%	12.1%
(1) Sales less cost of sales    .

Cost of sales in the third quarter of 2022 increased 1.7% from the 2021 period and gross profit margin decreased from 36.9% in the 2021 period to 33.7% in the 2022 period. Gross profit margins improved at Aerospace and declined at Industrial. Within Industrial, gross profit and gross profit margin decreased primarily as a result of decreased sales volumes, unfavorable productivity, in part caused by supply chain constraints, and inflationary pressure. Within Aerospace, higher volumes in the Aftermarket business contributed to an increase in both gross profit and gross profit margin during the third quarter of 2022, with operating margins specifically benefiting from significant growth within the higher margin Aftermarket business partially offset by unfavorable productivity, driven by labor availability. As well, $1.8 million of pre-tax charges related to restructuring and workforce reduction actions (aggregate of $9.0 million) impacted gross profit across the segments. Selling and administrative expenses in the third quarter of 2022 remained flat from the 2021 period whereas sales decreased between the comparable 2021 and 2022 periods by $10.3 million. As a percentage of sales, selling and administrative costs increased from 23.5% in the third quarter of 2021 to 24.2% in the 2022 period. The increase in selling and administrative costs as a percentage of sales was primarily driven by $7.2 million of pre-tax charges related to restructuring and workforce reduction actions (aggregate of $9.0 million) partially offset by lower incentive compensation and lower amortization of certain intangibles related to earlier acquisitions. Operating income in the third quarter of 2022 decreased by 31.3% to $30.0 million compared with the third quarter of 2021, and operating income margin decreased from 13.4% to 9.5%, driven by the items noted above.

Cost of sales in the first nine months of 2022 increased 4.3% from the 2021 period, while gross profit margin decreased from 36.4% in the 2021 period to 33.7% in the 2022 period. Gross profit margins improved at Aerospace and declined at Industrial. Within Industrial, gross profit and gross profit margin decreased primarily as a result of decreased sales volumes, unfavorable productivity, in part caused by supply chain constraints, and inflationary pressures, which were partially offset by a decrease in employee related costs, including incentive compensation. Within Aerospace, higher volumes within both businesses on a year to date basis, in particular the higher margin Aftermarket business, contributed to an increase in both gross profit and gross profit margin during the first nine months of 2022. As well, $2.6 million of pre-tax charges related to restructuring and workforce reduction actions (aggregate of $9.8 million) impacted gross profit across the segments. Selling and administrative expenses in the first nine months of 2022 decreased 5.0% from the 2021 period. Sales, however, remained flat between the comparable 2021 and 2022 periods. As a percentage of sales, selling and administrative costs decreased from 24.3% in the first nine months of 2021 to 23.1% in the 2022 period. The decrease in selling and administrative costs as a percentage of sales was primarily driven by lower employee costs, including incentive compensation and lower amortization of certain intangibles related to earlier acquisitions, offset by $7.2 million of pre-tax charges related to restructuring and workforce reduction actions

(aggregate of $9.8 million). The goodwill impairment charge of $68.2 million related to the Automation reporting unit also impacted operating results during the first nine months of the year. Operating income in the first nine months of 2022 was $33.0 million, compared with first nine months operating income of $114.6 million in 2021, and operating income margin decreased from 12.1% in the 2021 period to 3.5% in the 2022 period, primarily driven by the goodwill impairment charge, the pre-tax charges related to restructuring and workforce reduction actions and the additional items noted above. Excluding the goodwill impairment charge, operating profit and operating margin during the first nine months of 2022 were $101.2 million and 10.7%, respectively.

Interest expense

Interest expense decreased by $0.7 million in the third quarter of 2022 and by $2.2 million in the first nine months of 2022 as compared with the prior year periods, primarily a result of decreased average borrowings and lower average interest rates during the periods.

Other expense (income), net

Other expense (income), net in the third quarter of 2022 was $2.4 million compared to $1.2 million in the third quarter of 2021. This increase in expense was driven by $1.4 million of restructuring charges, primarily related to a pension curtailment charge, that were taken during the third quarter of 2022. Other expense (income), net in the first nine months of 2022 was $3.7 million compared to $4.0 million in the first nine months of 2021.

Income Taxes

The Company's effective tax rate for the first nine months of 2022 was 111.0% compared with 27.0% in the first nine months of 2021 and 21.9% for the full year 2021. The increase in the effective tax rate in the first nine months of 2022 as compared with the rate for the full year 2021 was driven by the goodwill impairment charge of $68.2 million in the second quarter of 2022, which is not tax deductible for book purposes. Excluding the goodwill impairment charge, the effective tax rate for the first nine months of 2022 was 24.0%. Additional drivers of the increase in the effective tax rate in the first nine months of 2022, as compared with the full year 2021 rate, include the absence of benefits related to the realignment of tax basis goodwill and intangibles, and the favorable Mutual Aid Process Approval, both recorded in 2021. Additionally, certain costs were recorded during the third quarter of 2022 related to GILTI tax. The effective tax rate was also favorably impacted by higher income in jurisdictions with tax holidays during 2022.

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

In August 2022, the U.S. government enacted tax legislation commonly referred to as the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA will impose a 1% excise tax on the fair market value of certain stock repurchased by a public traded company after December 31, 2022 and restored and modified certain tax-related energy incentives. The Company does not anticipate a material impact on our business, financial condition, results of operations or cash flow as a result of this change.

Income (Loss) and Income (Loss) per Share

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except per share)	2022	2021	Change		2022	2021	Change
Net income (loss)	$17.0	$27.9	$(10.9)	(39.1)%	$(2.1)	$71.7	$(73.8)	(102.9)%
Net income (loss) per common share:
Basic	$0.33	$0.55	$(0.22)	(40.0)%	$(0.04)	$1.41	$(1.45)	(102.8)%
Diluted	0.33	0.55	(0.22)	(40.0)%	(0.04)	1.40	(1.44)	(102.9)%
Weighted average common shares outstanding:
Basic	50.9	50.9	—	—%	51.0	50.9	0.1	0.1%
Diluted	51.1	51.1	—	—%	51.0	51.1	(0.1)	(0.2)%
Basic and diluted net income per common share decreased for the three month period ended September 30, 2022 as compared to 2021 due to the decrease in net income for the period. Basic and diluted net income per common share decreased from the nine month period ended September 30, 2021 to net losses per common share for the nine month period ended September 30, 2022 due to the change from net income to a net loss for the period. Basic and diluted weighted average common shares outstanding were consistent for the periods and were only slightly impacted by the repurchase of 200,000 and 100,000 shares during 2022 and 2021, respectively, as part of the Company's publicly announced Repurchase Program (as defined herein) as well as the issuance of additional shares for employee stock plans.

Financial Performance by Business Segment

Industrial

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2022	2021	Change		2022	2021	Change
Sales	$204.0	$231.5	$(27.6)	(11.9)%	$627.7	$686.2	$(58.5)	(8.5)%
Operating profit (loss)	8.8	30.1	(21.3)	(70.7)%	(25.2)	78.6	(103.8)	(132.0)%
Operating margin	4.3%	13.0%			(4.0)%	11.5%

Sales at Industrial were $204.0 million in the third quarter of 2022, a $27.6 million, or 11.9%, decrease from the third quarter of 2021. Organic sales decreased by $9.5 million, or 4.1%, during the 2022 period, primarily driven by lower volume, partially offset by pricing actions, intended to address inflationary pressures. The sales decline was primarily driven by softer year-over-year transportation, medical, and personal care end markets. Most meaningfully, the Molding Solutions and Automation businesses experienced year-over-year organic sales declines. The Engineered Components business experienced modest organic sales growth relative to the prior year period, with the Force and Motion business remaining flat. Global supply chain constraints impacted automotive and broader industrial production year-over-year. Foreign currency decreased sales on a year-over-year basis by approximately $18.1 million as the U.S. dollar strengthened against foreign currencies. During the first nine months of 2022, this segment reported sales of $627.7 million, an 8.5% decrease from the first nine months of 2021. Organic sales decreased by $19.4 million, or 2.8%, during the 2022 period, a result of declines within the Molding Solutions and Automation businesses. Foreign currency decreased sales by approximately $39.1 million as the U.S. dollar strengthened against foreign currencies.

Operating profit at Industrial decreased from $30.1 million in the third quarter of 2021 to $8.8 million in the third quarter of 2022, primarily due to the $9.4 million of pre-tax charges related to restructuring and workforce reduction actions recorded by the segment and by the profit impact of decreased organic sales volumes. Unfavorable productivity was partially impacted by global supply chain constraints in the current period, while inflationary pressure increased freight, utilities, labor and raw material cost across the broader industry. Inflationary pressures and increased global sourcing costs of approximately $10.0 million were partially offset by pricing and procurement actions taken by the Company, providing a recovery of approximately $8.0 million. Operating margin decreased from 13.0% in the 2021 period to 4.3% in the 2022 period, driven primarily by the pre-tax charges related to restructuring and workforce reduction actions and the additional increased costs described above. The operating loss in the first nine months of 2022 of $25.2 million, as compared with an operating profit of $78.6 million in the first nine months of 2021, was driven by a $68.2 million goodwill impairment charge related to the Automation business, $9.8 million of pre-tax charges related to restructuring and workforce reduction actions, the profit impact of decreased organic sales, and global supply chain constraints and inflationary pressures. Excluding the goodwill impairment charge, operating profit during the first nine months of 2022 was $43.0 million. During the first nine months of 2022, inflationary pressures and increased global sourcing costs of approximately $28.0 million were partially offset by the aforementioned actions taken by the Company, providing a recovery of approximately $23.0 million. Operating margin decreased from 11.5% in the 2021 period to (4.0)% in the 2022 period, primarily a result of the items described above (primarily the goodwill impairment charge). Excluding the goodwill impairment charge, Industrial operating margin during the first nine months of 2022 was 6.8%.

Outlook: In Industrial, management remains focused on generating organic sales growth through the introduction of new products and services and by leveraging the benefits of its diversified products and global industrial end-markets. Our end markets remain impacted by continuing economic headwinds including absenteeism, lockdowns in certain regions of China and supply chain constraints. Sales within China and Europe declined both on a year-over-year and sequential basis, albeit order rates within China improved sequentially from the second quarter of 2022 and on a year-over-year basis within Europe. Supply chain disruptions and consumer uncertainty surrounding the economy impacted current period shipments and sales across Industrial business and regions. Sales within our key region of North America improved both on a year-over-year and sequential basis. For overall industrial end-markets, the manufacturing Purchasing Managers' Index ("PMI") remained above 50 in North America, whereas PMI in China and Europe declined to below 50. Global production of light vehicles is forecasted to improve in 2022, albeit forecasted growth projections have continued to decline since early 2022. Continued global supply constraints, including the semiconductor shortage, may continue to impact near-term automotive builds. Management expects these supply constraints to continue for the remainder of 2022 and into 2023. Our customers and the markets we serve may impose emissions reduction or other environmental standards and requirements, including our conventional fuel-based automotive markets, thereby impacting sales volumes within our automotive end markets. Management also tracks closely the impact of pricing changes and lead times on raw materials and freight, given the increasing ongoing pressure of supply chain constraints. Management remains focused on labor constraints that have continued to impact the business throughout 2022. Energy shortages and corresponding blackouts within certain regions in which our customers conduct business may also impact sales growth. Within our Molding Solutions business, the global medical end market softened during the current quarter, although we expect medical to remain strong over the longer term given an aging population and expanded medical applications. Orders within the personal care market have increased on a year-over-year basis. Sales volumes at certain of our businesses is dependent upon the need for equipment used in plastic injection markets, which may be significantly influenced by the demand for plastic products, the capital investment needs of companies in the plastic injection molding and plastics processing industries, changes in technological advances and changes in laws or regulations such as those related to single-use plastics, product and packaging composition, and recycling. Automation orders improved organically on a year-over-year basis. Management continues to evaluate increasing recessionary pressures and the ongoing development of events in Ukraine and the potential for impacts on the Company. Within the segment, our exposure in Russia is minimal, with historical annual sales of less than $2.0 million. As noted above, our sales were negatively impacted by $18.1 million from fluctuations in foreign currencies within the third quarter of 2022 as compared with the third quarter of 2021. To the extent that the U.S. dollar fluctuates relative to other foreign currencies, our sales may be impacted relative to the prior year periods. The relative impact on operating profit is not expected to be as significant as the impact on sales as most of our businesses have expenses primarily denominated in local currencies, where their revenues reside, however operating margins may be impacted. Management is focused on sales growth through customer engagement, innovation and expanding geographic reach. Strategic investments in new technologies, manufacturing processes and product development are expected to provide benefits over the long term, and management continues to evaluate such opportunities.

The Company is focused on the proactive management of costs to increase competitiveness and to mitigate the ongoing impacts of the current macroeconomic environments, including the continuing risks of supply chain constraints and broad based inflation on operating profit. Management also remains focused on strategic investments and new product and process introductions, as well as driving productivity. The Company continues to manage its cost structure to align with the intake of orders and sales given remaining uncertainty within certain end-markets during 2022. During July 2022, management commenced a systematic multi-phased initiative to significantly reduce costs and integrate the Company's operations, decreasing complexity and focusing on improved performance across Industrial. More specifically, the Company authorized restructure actions (“Actions”) focused on the consolidation of two manufacturing sites and a number of branch offices, and changes in infrastructure to eliminate certain roles across a number of locations in the Industrial segment businesses. The Actions are expected to reduce annualized costs by approximately $14.0 million within the Industrial segment. See Note 16 of the Consolidated Financial Statements for additional discussion. In October, management approved the second round of the Company's multi-phased restructuring initiative, which is expected to drive additional annual savings of $12.0 million at a cost of $5.0 million. Management will continue to explore opportunities for additional cost savings, while working closely with vendors and customers as it relates to the timing of deliveries and pricing initiatives. Operating profit may continue to be impacted by changes in sales volume, mix and pricing, inflation, labor and freight costs, utility cost, and the levels of investments in growth and innovation that are made within each of the Industrial businesses. The ongoing events and uncertainty within Ukraine have also driven delivery and other logistical challenges, further magnifying the impacts of increased freight cost, and utility cost and availability, mentioned above. Operating profit may also be impacted by enactment of or changes in tariffs, trade agreements and trade policies that may affect the cost, lead times and/or availability of goods, including but not limited to, steel and aluminum. Costs associated with new product and process introductions, restructuring and other cost initiatives, strategic investments and the integration of acquisitions may negatively impact operating profit.

Aerospace

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2022	2021	Change		2022	2021	Change
Sales	$110.8	$93.5	$17.3	18.5%	$320.7	$261.6	$59.0	22.6%
Operating profit	21.2	13.6	7.6	55.6%	58.2	36.0	22.2	61.6%
Operating margin	19.2%	14.6%			18.1%	13.8%

The Aerospace segment reported sales of $110.8 million in the third quarter of 2022, an 18.5% increase from the third quarter of 2021. Sales increased 1.8% and 54.7% within the OEM and Aftermarket businesses, respectively, relative to the comparable 2021 period. The modest year-over-year increase in OEM sales was driven primarily by continued growth within narrow body airframe production. Sales within the Aftermarket Maintenance Repair and Overhaul ("MRO") and spare parts businesses also improved during the third quarter of 2022 relative to the comparable period as airline traffic and aircraft utilization have continued to ramp. During the nine months of 2022, the Aerospace segment reported sales of $320.7 million, a 22.6% increase from the first nine months of 2021, also driven by improvements within each of the Aerospace businesses. The sales increase during the first nine months of 2022 was driven by volume growth within each of the Aerospace businesses. Sales within the segment are largely denominated in U.S. dollars and therefore were not significantly impacted by changes in foreign currency.

Operating profit at Aerospace in the third quarter of 2022 increased 55.6% from the third quarter of 2021 to $21.2 million. The increase in operating profit resulted primarily from the profit contribution of higher volumes within the Aftermarket businesses, as discussed above, and a $0.4 million favorable restructuring adjustment. Operating results were partially offset by unfavorable productivity, in part due to labor availability and supply chain challenges. Operating margin increased from 14.6% in the 2021 period to 19.2% in the 2022 period, driven primarily by the profit contribution of increased sales within the higher margin Aftermarket business. Operating margin increased from 13.8% to 18.1% in the first nine months of 2022, also a result of mix across the businesses and, more specifically, the comparably higher Aftermarket sales during the first nine months of 2022. Operating profit in the first nine months of 2022 increased 61.6% from the first nine months of 2021 to $58.2 million, also driven by strong Aftermarket performance within the current year period.

Outlook: Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the worldwide economy and are supported by its order backlog through participation in certain strategic commercial and defense-related engine and airframe programs. OEM sales grew modestly in 2022 relative to the comparable 2021 period, and orders have been healthy as customer aircraft production schedules continue to normalize. The Company expects, however, that the OEM business will see a continued recovery in demand for its manufactured components as narrow body airframe production remains strong, whereas wide body airframe production, albeit improving, remains soft. The duration and depth of the aerospace market disruptions remain uncertain at this time, however a full recovery to pre-pandemic levels is expected to take several years. Aerospace management continues to work with customers to evaluate engine and airframe build schedules, giving management the ability to react timely to such changes. Management is working closely with suppliers to align raw material schedules with production requirements. Management also remains focused on labor and supply chain constraints (including raw material and castings) that continued to impact the business and on executing long-term agreements while expanding its share of production on key programs. Backlog at OEM was $728.6 million at September 30, 2022, an increase of 7.1% since December 31, 2021, at which time backlog was $680.1 million. Approximately 45% of OEM backlog is expected to be recognized over the next 12 months. A COVID-19 resurgence has the potential to materially impact the aerospace industry, including our more significant OEM customers, and it could materially affect our Aerospace business and results of operations. The Aerospace OEM business may also be impacted by changes in the content levels on certain platforms, changes in customer sourcing decisions, adjustments to customer inventory levels, labor and commodity availability (including the availability of commodities such as titanium sourced in Russia) and pricing, vendor sourcing capacity and the use of alternate materials. Additional impacts may include the redesign of parts, quantity of parts per engine, cost schedules agreed to under contract with the engine and airframe manufacturers, as well as the pursuit and duration of new programs. Fluctuations in fuel costs, interest rates, and potential changes in regulatory requirements could impact airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the value associated with new fuel-efficient technologies and targets established by airlines to reduce greenhouse gas emissions.

The Aerospace Aftermarket business continues to demonstrate strong signs of recovery as airline traffic and aircraft utilization improve, aircraft are being removed from storage and placed into service and airlines begin to return to profitability. Domestic and international passenger traffic have improved as significant domestic health and travel restrictions have been lifted with continued growth forecasted throughout the remainder of 2022. Certain international travel restrictions, albeit easing and more isolated, and geopolitical considerations continue to impact wide body aircraft utilization and corresponding Aftermarket orders, although freight-related air traffic remains strong. Sales in the Aerospace Aftermarket business may continue to be impacted by inventory management and changes in customer sourcing, deferred or limited maintenance activity during engine shop visits and the use of surplus (used) material during the engine repair and overhaul process. Management believes that its Aerospace Aftermarket business continues to be competitively positioned based on well-established long-term customer relationships, including maintenance and repair contracts in the MRO business and long-term Revenue Sharing Programs ("RSPs") and Component Repair Programs ("CRPs"). The MRO business may also be impacted by airlines electing to closely manage their aftermarket costs as engine performance and quality improves. Fluctuations in fuel costs and potential changes in regulatory requirements and their corresponding impacts on airline profitability and behaviors within the aerospace industry could also impact levels and frequency of aircraft maintenance and overhaul activities, and airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the economics associated with new fuel-efficient technologies.

Given the pressures on sales growth resulting from labor and supply chain constraints, the Company remains focused on proactive cost management and improved productivity to mitigate continued pressure on operating profit. Industry demand remains partially constrained by the availability of skilled labor. Aerospace will continue to explore opportunities for additional productivity, including working closely with vendors and customers as it relates to the timing of deliveries and pricing initiatives. Management also remains focused on growth through strategic investments, acquisition and new product and process introductions. Driving productivity continues as a key initiative. Operating profit is expected to be affected by the impact of the changes in sales volume noted above, mix and pricing, particularly as they relate to the higher profit Aftermarket RSP spare parts business, and investments made in each of its businesses. Operating profits may also be impacted by potential changes in tariffs, trade agreements and trade policies that may affect the cost and/or availability of goods and labor constraints. Costs associated with new product and process introductions, the physical transfer of work to other global regions, additional productivity initiatives and restructuring activities may also negatively impact operating profit.

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

The Company believes that its ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow and working capital management, and anticipates that operating activities in 2022 will generate sufficient cash to fund operations. See additional discussion regarding currently available debt facilities below. The Company continues to invest within its businesses, with its estimate of 2022 capital spending to be approximate $35 million.

In October 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, as purchasers, for the issuance of $100.0 million aggregate principal amount of 3.97% senior notes due October 17, 2024 (the “3.97% Senior Notes”). The 3.97% Senior Notes are senior unsecured obligations of the Company and pay interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Senior Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Senior Notes in an amount equal to 100% of the principal amount of the 3.97% Senior Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The Note Purchase Agreement contains customary affirmative and negative covenants that are similar to the covenants required under the Amended Credit Agreement, as discussed below. At September 30, 2022, the Company was in compliance with all covenants under the Note Purchase Agreement.

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

On February 10, 2021, the Company and certain of its subsidiaries entered into the sixth amended and restated senior unsecured revolving credit agreement (the "Amended Credit Agreement") and retained Bank of America, N.A. as the Administrative Agent for the lenders. The Amended Credit Agreement maintains the $1,000.0 million of availability under the facility, while increasing the available borrowings under the accordion feature from $200.0 million to $250.0 million (aggregate availability of $1,250.0 million) and extends the maturity date through February 2026. The Amended Credit Agreement also adjusts the interest rate to either the Eurocurrency rate, as defined in the Amended Credit Agreement, plus a margin of 1.175% to 1.775% or the base rate, as defined in the Amended Credit Agreement, plus a margin of 0.175% to 0.775%, depending on the Company's leverage ratio at the time of the borrowing. Multi-currency borrowings, pursuant to the Amended Credit Agreement, bear interest at their respective interbank offered rate (i.e. Euribor) or 0.00% (higher of the two rates) plus a margin of between 1.175% to 1.775%. As with the earlier facility, the Company's borrowing capacity is limited by various debt covenants in the Amended Credit Agreement, as described further below. The Amended Credit Agreement requires the Company to maintain a Senior Debt Ratio of not more than 3.25 times at the end of each fiscal quarter (or, if a permitted acquisition above $150.0 million is consummated, 3.50 times at the end of each of the first four fiscal quarters ending after the consummation of any such acquisition). In addition, the Amended Credit Agreement requires the Company to maintain a Total Debt Ratio of not more than 3.75 for each fiscal quarter (or, if a permitted acquisition above $150.0 million is consummated, 4.25 times at the end of each of the first four fiscal quarters ending after the consummation of any such acquisition). A ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25, is required at the end of each fiscal quarter. The Amended Credit Agreement also contemplates the potential replacement of LIBOR (as defined below) with a successor financing rate, pursuant to the intent of the United Kingdom's Financial Conduct Authority to phase out use of LIBOR (see subsequent discussion below). See additional discussion immediately below regarding the Company's ongoing evaluation related to this potential change in financing rates. The Company paid fees and expenses of $4.3 million in conjunction with executing the Amended Credit Agreement. Such fees have been deferred within Other assets on the Consolidated Balance Sheets and will be amortized into interest expense on the Consolidated Statements of (Loss) Income through its maturity. The Company subsequently amended the Credit Agreement on October 11, 2021 (the "LIBOR Transition Amendment"), defining certain applicable multi-currency borrowing rates that may be used as replacement rates for LIBOR, which is expected to be discontinued by reference rate reform. See Note 2 of the Consolidated Financial Statements, as well as discussion below. As a result of the Company's contract amendments to address the replacement of LIBOR, the Company does not anticipate a material impact on our business, financial condition, results of operations or cash flow as a result of this change.

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

The United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced its intent to phase out the use of LIBOR by December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified SOFR as its preferred benchmark alternative to U.S. dollar LIBOR. Published by the Federal Reserve Bank of New York, SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. The Company’s Amended Credit Agreement and corresponding interest rate swap are tied to LIBOR, with each maturing in February 2026, as noted above. In March 2021, the ICE Benchmark Association announced that it will extend the publication of overnight, 1, 3, 6 and 12 month LIBOR rates until June 30, 2023, while ceasing publication of all other LIBOR rates including 1 week and 2 month rates. The Company's Amended Credit Agreement was further amended in October 2021 and in April 2022 to address the replacement of LIBOR via the LIBOR Transition Agreement and Amendment No. 1, respectively, as detailed above. As a result of the Company's contract amendments to address the replacement of LIBOR, the Company does not anticipate a material impact on our business, financial condition, results of operations or cash flow as a result of this change.

At September 30, 2022, the Company was in compliance with all applicable covenants. The Company anticipates continued compliance under the Agreements in each of the next four quarters. The Company's most restrictive financial covenant is the Senior Debt Ratio, which required the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.25 times at September 30, 2022. The actual ratio at September 30, 2022 was 2.26 times, as defined.

The Company did not repurchase any shares of the Company's common stock during the third or first quarters of 2022 or 2021. Management repurchased 0.2 million shares and 0.1 million shares of the Company's common stock under the Repurchase Program at a cost of $6.7 million and $5.2 million, respectively, during the second quarter of 2022 and the second quarter of 2021, respectively. Management will continue to evaluate additional repurchases based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. See "Part II - Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds".

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the Amended Credit Facility and currently expects that its bank syndicate, comprised of 12 banks, will continue to support its recently executed Amended Credit Agreement, which matures in February 2026. At September 30, 2022, the Company had $546.7 million unused and available for borrowings under its $1,000.0 million Amended Credit Facility, subject to covenants in the Company's revolving debt agreements. At September 30, 2022, additional borrowings of $369.0 million of Total Debt including $245.4 million of Senior Debt would have been allowed under the financial covenants. The Company intends to use borrowings under its Amended Credit Agreement to support the Company's ongoing growth initiatives. The Company continues to analyze potential acquisition targets and end markets that meet its strategic criteria with an emphasis on proprietary, highly-engineered industrial technologies. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements. The Company maintains communication with its bank syndicate as it continues to monitor its cash requirements.

The Company had no borrowings under short-term bank credit lines at September 30, 2022.

The Company entered into an interest rate swap agreement (the "2017 Swap") with one bank which converted the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The 2017 Swap expired on January 31, 2022. On March 24, 2021, the Company entered into a new interest rate swap agreement (the "2021 Swap") with this same bank that commenced on January 31, 2022 and that converted the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.17% plus the borrowing spread. On April 6, 2022, the Company entered into Amendment No. 1 to the Amended Credit Agreement, which replaced the LIBOR interest rate for U.S. dollar loans with the SOFR rate (see Note 8). As a result, the Company subsequently amended the 2021 Swap (the "Amended 2021 Swap"), effective April 30, 2022, such that the one-month SOFR-based borrowing rate replaced the one-month LIBOR-based borrowing rate. The Amended 2021 Swap, which will expire on January 30, 2026, converts the interest on the first $100.0 million of the Company's one-month SOFR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.075% plus the borrowing spread. The execution of the Amended 2021 Swap did not result in a material impact on our business, financial condition, results of operations or cash flow. The Amended 2021 Swap remained in place at September 30, 2022 and these interest rate swap agreements are accounted for as cash flow hedges. At September 30, 2022, the Company's total borrowings were comprised of 37% fixed rate debt and 63% variable rate debt. At December 31, 2021, the Company's total borrowings were comprised of 34% fixed rate debt and 66% variable rate debt.

At September 30, 2022, the Company held $71.6 million in cash and cash equivalents, the majority of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions and, on a long-term basis, are expected to primarily fund international investments.

Cash Flow

	Nine Months Ended September 30,
(in millions)	2022	2021	Change
Operating activities	$43.5	$127.8	$(84.3)
Investing activities	(23.7)	(23.4)	(0.3)
Financing activities	(46.7)	(88.6)	41.9
Exchange rate effect	(9.5)	(2.9)	(6.5)
(Decrease) increase in cash, cash equivalents and restricted cash	$(36.4)	$12.9	$(49.3)

Operating activities provided $43.5 million in the first nine months of 2022 compared to $127.8 million in the first nine months of 2021. The 2022 period included a use of cash for working capital of $47.8 million, driven by growth in inventories, compared to a use of cash for working capital of $3.4 million in the 2021 period. Inventory levels increased during the first nine months of 2022 as a result of supply chain constraints and strategic builds to support customer demands, combined with the impact of inflation. Operating cash flows in the 2022 period were also negatively impacted by outflows for accrued liabilities, primarily related to incentive compensation.

Investing activities used $23.7 million in the first nine months of 2022 compared to $23.4 million in the first nine months of 2021. Investing activities in the 2022 period included capital expenditures of $21.7 million compared to $26.7 million in the 2021 period. The Company expects capital spending in 2022 to approximate $35 million.

Financing activities in the first nine months of 2022 included a net increase in borrowings of $3.4 million compared to a net decrease in borrowings of $48.3 million in the comparable 2021 period. Proceeds from the issuance of common stock were $0.3 million in the 2022 period compared to $0.5 million in the 2021 period. In the first nine months of 2022, the Company repurchased 0.2 million shares of the Company's stock at a cost of $6.7 million compared with the purchase of 0.1 million shares at a cost of $5.2 million in the first nine months of 2021. Total cash used to pay dividends was $24.3 million in both the 2022 and 2021 periods. Other financing cash flows during the first nine months of 2022 and 2021 include $17.3 million and $1.1 million of net cash payments, respectively, resulting from the settlement of foreign currency hedges related to intercompany financing. Other financing cash flows in the 2022 period also include $1.0 million of payments made in conjunction with executing Amendment No. 1 to the Amended Credit Agreement whereas other financing cash flows in the 2021 period also included $4.2 million of payments made in conjunction with executing the Amended Credit Agreement and $4.2 million of payments related to the residual interest in a subsidiary.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At September 30, 2022, $453.3 million was borrowed at an average interest rate of 2.52% under the Company's $1,000.0 million Amended Credit Facility which matures in February 2026. As of September 30, 2022, the Company had no borrowings under short-term bank credit lines. At September 30, 2022, the Company's total borrowings were comprised of 37% fixed rate debt and 63% variable rate debt. The interest payments on $100.0 million of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the interest rate swap that was executed in March 2021.

Debt Covenants

As noted above, borrowing capacity is limited by various debt covenants in the Company's debt agreements. Following is a reconciliation of Consolidated EBITDA, a key metric in the debt covenants, to the Company's net income (in millions):

Four Fiscal Quarters Ended September 30, 2022
Net income	$26.1
Add back:
Interest expense	14.0
Income taxes	22.6
Depreciation and amortization	94.8
Adjustment for non-cash stock based compensation	11.7
Workforce reduction and restructuring charges	9.6
Non-cash goodwill impairment charge	68.2
Other adjustments	0.1
Consolidated EBITDA, as defined within the Amended Credit Agreement	$247.1

Consolidated Senior Debt, as defined, as of September 30, 2022	$557.7
Ratio of Consolidated Senior Debt to Consolidated EBITDA	2.26
Maximum	3.25
Consolidated Total Debt, as defined, as of September 30, 2022	$557.7
Ratio of Consolidated Total Debt to Consolidated EBITDA	2.26
Maximum	3.75
Consolidated Cash Interest Expense, as defined, as of September 30, 2022	$14.0
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	17.63
Minimum	4.25

The Amended Credit Agreement allows for certain adjustments within the calculation of the financial covenants, including the non-cash impairment charge of $68.2 million. Other adjustments consist primarily of due diligence and transaction expenses and net gains on the sale of assets as permitted under the Amended Credit Agreement. The Company's financial covenants are measured as of the end of each fiscal quarter. At September 30, 2022, additional borrowings of $369.0 million of Total Debt, including $245.4 million of Senior Debt, would have been allowed under the covenants. Senior Debt includes primarily the borrowings under the Amended Credit Agreement, the 3.97% Senior Notes and the borrowings under the lines of credit. The Company's unused committed credit facilities at September 30, 2022 were $546.7 million; however, the borrowing capacity was limited by the debt covenants to $369.0 million of Total Debt and $245.4 million of Senior Debt at September 30, 2022.

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

Many of the factors used in estimating fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company-specific and overall economic conditions, including the impacts of inflationary pressures, increased interest rates and global supply chain constraints, amongst others. Estimating the fair value of individual reporting units also requires that management make continued assumptions and estimates regarding future plans and strategies, in addition to the consideration of economic, geopolitical and regulatory conditions. Management’s quantitative assessment includes a review of the potential impacts of current and projected market conditions from a market participant’s perspective on reporting units’ projected cash flows, growth rates and cost of capital to assess the likelihood of whether the fair value would be less than the carrying value. Following the June 2022 goodwill impairment, there is no excess of reporting unit fair value over the carrying amount, as the carrying value was reduced to fair value.

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

The Company has continued to evaluate the macro-economic conditions, as described above, throughout the third quarter of 2022. Based on our third quarter assessment, there was no impairment of goodwill as of September 30, 2022. In the event there are future adverse changes in our estimated future cash flows and/or changes in key assumptions, including but not limited to discount rates, revenue growth or margins, and/or terminal growth rates, we may be required to record additional non-cash impairment charges to Automation goodwill.

EBITDA

Earnings before interest expense, income taxes, depreciation and amortization and the goodwill impairment charge in 2022 ("EBITDA") was $166.5 million for the first nine months of 2022 compared to $178.7 million for the first nine months of 2021. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes, and depreciation and amortization which the Company incurs in the normal course of business; in addition to these adjustments, the Company also excluded the impact of the goodwill impairment charge. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors. Accordingly, the calculation has limitations depending on its use.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Nine Months Ended September 30,
	2022	2021
Net (loss) income	$(2.1)	$71.7
Add back:
Interest expense	10.2	12.4
Income taxes	21.2	26.5
Depreciation and amortization	69.0	68.0
Non-cash goodwill impairment charge	68.2	—
EBITDA	$166.5	$178.7

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Forward-looking statements often address our expected future operating and financial performance and financial condition, and often contain words such as "anticipate," "believe," "expect," "plan," "estimate," "project," "continue," "will," "should," "may," and similar terms. These forward-looking statements do not constitute guarantees of future performance and are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. These include, among others: the Company’s ability to manage economic, business and geopolitical conditions, including rising interest rates, global price inflation and shortages impacting the availability of materials; the duration and severity of the COVID-19 pandemic, and governments’ responses to the pandemic such as regional lockdowns, including their impacts across our business on demand, supply chains, operations and liquidity; failure to successfully negotiate collective bargaining agreements or potential strikes, work stoppages or other similar events; changes in market demand for our products and services; rapid technological and market change; the ability to protect and avoid infringing upon intellectual property rights; challenges associated with the introduction or development of new products or transfer of work; higher risks in global operations and markets; the impact of intense competition; the physical and operational risks from natural disasters, severe weather events, climate change which may limit accessibility to sufficient water resources, outbreaks of contagious diseases and other adverse public health developments; acts of war, terrorism and other international conflicts; the failure to achieve anticipated cost savings and benefits associated with workforce reductions and restructuring actions; currency fluctuations and foreign currency exposure; impacts from goodwill impairment and related charges; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; inability to realize expected sales or profits from existing backlog due to a range of factors, including changes in customer sourcing decisions, material changes, production schedules and volumes of specific programs; the impact of government budget and funding decisions; government-imposed sanctions, tariffs, trade agreements and trade policies; changes or uncertainties in laws, regulations, rates, policies or interpretations that impact the Company’s business operations or tax status, including those that address climate change, environmental, health and safety matters, and the materials processed by our products or their end markets; fluctuations in the pricing or availability of raw materials, freight, transportation, energy, utilities and other items required by our operations; labor shortages or other business interruptions at transportation centers, shipping ports, our suppliers’ facilities or our facilities; disruptions in information technology systems, including as a result of cybersecurity attacks or data security breaches; the ability to hire and retain senior management and qualified personnel; the continuing impact of prior acquisitions and divestitures, and any other future strategic actions, and our ability to achieve the financial and operational targets set in connection with any such actions; the ability to achieve social and environmental performance goals; the outcome of pending and future litigation and governmental proceedings; the impact of actual, potential or alleged defects or failures of our products or third-party products within which our products are integrated, including product liabilities, product recall costs and uninsured claims; future repurchases of common stock; future levels of indebtedness; the impact of shareholder activism; and other risks and uncertainties described in documents filed with or furnished to the Securities and Exchange Commission ("SEC") by the Company, including, among others, those in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors sections of the Company's filings. The Company assumes no obligation to update its forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to such risk during the nine months ended September 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's third quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
July 1-31, 2022	414		$30.73	—	3,404,000
August 1-31, 2022	18,309		$34.86	—	3,404,000
September 1-30, 2022	410		$31.10	—	3,404,000
Total	19,133	(1)	$34.69	—

(1)All acquisitions of equity securities during the third quarter of 2022 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1	Barnes Group Inc. Inducement Stock Option Award Summary of Grant and Inducement Stock Option Award Agreement dated July 14, 2022.
Exhibit 15	Letter regarding unaudited interim financial information.
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date:	October 28, 2022	/s/ JULIE K. STREICH
Julie K. Streich
Senior Vice President, Finance
Chief Financial Officer
(Principal Financial Officer)

Date:	October 28, 2022	/s/ MARIAN ACKER
Marian Acker
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended September 30, 2022

Exhibit No.	Description	Reference
10.1	Barnes Group Inc. Inducement Stock Option Award Summary of Grant and Inducement Stock Option Award Agreement dated July 14, 2022.	Incorporated by reference to Exhibit 4.3 to Form S-8 filed by the Company on July 14, 2022.
15	Letter regarding unaudited interim financial information.	Filed with this report.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed with this report.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	Filed with this report.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with this report.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with this report.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with this report.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with this report.
104	Cover Page Interactive Data File (formatted is Inline XBRL and contained in Exhibit 101).	Filed with this report.