Form 10-Q
period 2023-03-31
BARNES GROUP INC
filed 2023-04-28
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
The registrant had outstanding 50,610,455 shares of common stock as of April 26, 2023.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended March 31, 2023

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net sales	$335,357	$312,383

Cost of sales	226,242	207,190
Selling and administrative expenses	85,831	74,080
	312,073	281,270
Operating income	23,284	31,113

Interest expense	5,308	3,567
Other expense (income), net	1,340	1,630
Income before income taxes	16,636	25,916
Income taxes	3,477	5,432
Net income	$13,159	$20,484

Per common share:
Basic	$0.26	$0.40
Diluted	0.26	0.40

Weighted average common shares outstanding:
Basic	50,989,169	51,022,417
Diluted	51,264,435	51,168,622

See accompanying notes.

BARNES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$13,159	$20,484
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on hedging activities, net of tax (1)	(886)	3,518
Foreign currency translation adjustments, net of tax (2)	18,473	(8,612)
Defined benefit pension and other postretirement benefits, net of tax (3)	11,622	2,504
Total other comprehensive income (loss), net of tax	29,209	(2,590)
Total comprehensive income	$42,368	$17,894

(1) Net of tax of $(276) and $1,101 for the three months ended March 31, 2023 and 2022, respectively,

(2) Net of tax of $0 for the three months ended March 31, 2023 and 2022.

(3) Net of tax of $3,639 and $764 for the three months ended March 31, 2023 and 2022, respectively.

See accompanying notes.

BARNES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$78,684	$76,858
Accounts receivable, less allowances (2023 - $5,366; 2022 - $5,222)	297,901	291,883
Inventories	292,671	283,402
Prepaid expenses and other current assets	84,894	80,161
Total current assets	754,150	732,304

Deferred income taxes	13,166	18,028

Property, plant and equipment	922,863	906,980
Less accumulated depreciation	(601,278)	(586,841)
	321,585	320,139

Goodwill	847,821	835,472
Other intangible assets, net	435,489	442,492
Other assets	72,158	65,295
Total assets	$2,444,369	$2,413,730

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$29	$8
Accounts payable	153,362	145,060
Accrued liabilities	158,121	158,568
Long-term debt - current	1,484	1,437
Total current liabilities	312,996	305,073

Long-term debt	563,943	569,639
Accrued retirement benefits	48,021	54,352
Deferred income taxes	63,364	62,562
Long-term tax liability	39,086	39,086
Other liabilities	36,411	36,691

Commitments and contingencies (Note 15)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2023 - 64,503,561 shares; 2022 - 64,481,493 shares)	645	645
Additional paid-in capital	530,075	529,791
Treasury stock, at cost (2023 - 13,896,606 shares; 2022 - 13,890,802 shares)	(531,759)	(531,507)
Retained earnings	1,572,878	1,567,898
Accumulated other non-owner changes to equity	(191,291)	(220,500)
Total stockholders' equity	1,380,548	1,346,327
Total liabilities and stockholders' equity	$2,444,369	$2,413,730

See accompanying notes.

BARNES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income	$13,159	$20,484
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	24,048	22,301
Gain on disposition of property, plant and equipment	(55)	(1)
Stock compensation expense	2,627	2,534
Changes in assets and liabilities:
Accounts receivable	(2,209)	(10,961)
Inventories	(7,062)	(15,154)
Prepaid expenses and other current assets	(3,412)	(5,809)
Accounts payable	6,450	4,163
Accrued liabilities	(636)	(28,197)
Deferred income taxes	1,356	2,115
Long-term retirement benefits	(3,883)	(1,862)
Other	1,832	1,074
Net cash provided (used) by operating activities	32,215	(9,313)

Investing activities:
Proceeds from disposition of property, plant and equipment	190	60
Capital expenditures	(10,946)	(7,405)
Other	(525)	(1,094)
Net cash used by investing activities	(11,281)	(8,439)

Financing activities:
Net change in other borrowings	(109)	(784)
Payments on long-term debt	(44,343)	(34,918)
Proceeds from the issuance of long-term debt	31,208	35,000
Proceeds from the issuance of common stock	94	153
Dividends paid	(8,096)	(8,111)
Withholding taxes paid on stock issuances	(252)	(49)
Other	(1,139)	(3,665)
Net cash used by financing activities	(22,637)	(12,374)

Effect of exchange rate changes on cash flows	1,438	137
Decrease in cash, cash equivalents and restricted cash	(265)	(29,989)
Cash, cash equivalents and restricted cash at beginning of period	81,128	111,909
Cash, cash equivalents and restricted cash at end of period	80,863	81,920
Less: Restricted cash, included in Prepaid expenses and other current assets	(2,179)	(4,434)
Less: Restricted cash, included in Other assets	—	(2,231)
Cash and cash equivalents at end of period	$78,684	$75,255

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data)
(Unaudited)

1. Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet and the related Condensed Consolidated Statements of Income, Comprehensive Income and Cash Flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Financial Statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2022 has been derived from the 2022 financial statements of Barnes Group Inc. (the "Company"). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair statement of the results, have been included. Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Certain reclassifications have been made to prior year amounts to conform to current year presentation (see Note 3).

2. Recent Accounting Standards

The Financial Accounting Standards Board ("FASB") establishes changes to accounting principles under U.S. generally accepted accounting principles ("US GAAP") through the use of Accounting Standards Updates ("ASUs") to the FASB's Accounting Standards Codification. The Company evaluates the applicability and potential impacts of recent ASUs on its Condensed Consolidated Financial Statements and related disclosures.

Recently Adopted Accounting Standards

In October 2021, the FASB amended its guidance related to business combinations. The amended guidance requires entities to recognize and measure contract assets and contract liabilities acquired in business combinations on the acquisition date in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers. The new guidance is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance, on a prospective basis, on January 1, 2023 and will apply the guidance to future acquisitions.

In September 2022, the FASB amended its guidance related to supplier finance programs. The amended guidance requires additional disclosures surrounding the use of supplier finance programs to purchase goods or services including disclosing the key terms of the programs, the amount of obligations outstanding at the end of the reporting period, and a roll-forward of those obligations. The new guidance, except the amendment on roll-forward information, is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendment on roll-forward information is effective for fiscal years beginning after December 15, 2023. The Company adopted this guidance within the Condensed Consolidated Financial Statements filed as of March 31, 2023 and it did not have a material impact on the Company's Condensed Consolidated Financial Statements, however it did result in additional disclosures pursuant to the new guidance. See Note 15 of the Condensed Consolidated Financial Statements.

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

The following table presents the Company's revenue disaggregated by products and services, and geographic regions, by segment:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Industrial	Aerospace	Total Company	Industrial	Aerospace	Total Company
Products and Services
Motion Control Solutions Products (A)	$98,474	$—	$98,474	$93,047	$—	$93,047
Molding Solutions Products	103,527	—	103,527	103,036	—	103,036
Automation Products	16,100	—	16,100	15,589	—	15,589
Aerospace Original Equipment Manufacturing Products	—	72,738	72,738	—	65,629	65,629
Aerospace Aftermarket Products and Services	—	44,518	44,518	—	35,082	35,082
	$218,101	$117,256	$335,357	$211,672	$100,711	$312,383

Geographic Regions (B)
Americas	$95,940	$84,572	$180,512	$86,005	$72,497	$158,502
Europe	79,608	20,667	100,275	82,369	19,821	102,190
Asia	40,111	10,022	50,133	41,819	7,318	49,137
Rest of World	2,442	1,995	4,437	1,479	1,075	2,554
	$218,101	$117,256	$335,357	$211,672	$100,711	$312,383
(A) Effective January 1, 2023, the Company combined Industrial's Force & Motion Control and Engineered Components businesses to form a single strategic business unit named Motion Control Solutions. As a result of the combination, Motion Control Solutions Products reflects product revenues that were previously disclosed as Force & Motion Control Products and Engineered Components Products. Prior period amounts have been reclassified to conform to the current year presentation.
(B) Sales by geographic region are based on the location to which the product is shipped and services are delivered.

Revenue from products and services transferred to customers at a point in time accounted for approximately 80 percent of total revenue for the three month periods ended March 31, 2023 and March 31, 2022. A majority of revenue within the Industrial segment and Aerospace Original Equipment Manufacturing Products business ("OEM"), along with a portion of revenue within the Aerospace Aftermarket Products and Services business ("Aftermarket"), is recognized at a point in time, primarily when the product or solution is shipped to the customer.

Revenue from products and services transferred to customers over-time accounted for approximately 20 percent of total revenue for the three month periods ended March 31, 2023 and March 31, 2022. The Company recognizes revenue over-time in instances where a contract supports a continual transfer of control to the customer. Substantially all of our revenue in the Aerospace Aftermarket maintenance repair and overhaul business (within Aftermarket Products and Services) and a portion of the revenue for Motion Control Solutions products, Molding Solutions products and Aerospace OEM products is recognized over-time. Within the Molding Solutions and Aerospace Aftermarket businesses, this continual transfer of control to the customer partially results from repair and refurbishment work performed on customer-controlled assets. With other contracts, this continual transfer of control to the customer is supported by clauses in the contract, or governing commercial law of the relevant jurisdiction, where we deliver products that do not have an alternative use and require an enforceable right to payment of costs incurred (plus a reasonable profit) or the Company has a contractual right to complete any work in process and receive full contract price.

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

Adjustments to net sales, cost of sales and the related impact to operating income are recognized as necessary in the period they become known. Revenue recognized from performance obligations satisfied in previous periods was not material in both the three month periods ended March 31, 2023 and 2022.

Contract Balances. The timing of revenue recognition, invoicing and cash collections affects accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets.

Unbilled Receivables (Contract Assets) - Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized when 1) the cost-to-cost method is applied and 2) such revenue exceeds the amount invoiced to the customer. Unbilled receivables are included within Prepaid Expenses and Other Current Assets on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.

Customer Advances and Deposits (Contract Liabilities) - The Company may receive a customer advance or deposit, or have an unconditional right to receive a customer advance, prior to revenue being recognized. Certain contracts within the Molding Solutions business, for example, may require such advances. Since the performance obligations related to such advances have not been satisfied, a contract liability is established. An offsetting asset of equal amount is recorded as an account receivable until the advance is collected. Advances and deposits are included within Accrued Liabilities on the Condensed Consolidated Balance Sheets until the respective revenue is recognized. Advance payments are not considered a significant financing component as they are generally received less than one year before the customer solution is completed. These assets and liabilities are reported on the Condensed Consolidated Balance Sheets on an individual contract basis at the end of each reporting period.

Net contract assets (liabilities) consisted of the following:

	March 31, 2023	December 31, 2022	$ Change	% Change
Unbilled receivables (contract assets)	$46,900	$42,423	$4,477	11%
Contract liabilities	(31,127)	(27,857)	(3,270)	12%
Net contract assets	$15,773	$14,566	$1,207	8%

Contract liabilities balances at March 31, 2023 and December 31, 2022 include $12,116 and $9,593, respectively, of customer advances for which the Company has an unconditional right to collect payment. Accounts receivable, as presented on the

Condensed Consolidated Balance Sheet, includes corresponding balances at March 31, 2023 and December 31, 2022, respectively.

Changes in the net contract assets during the three month period ended March 31, 2023 included a $3,270 increase in contract liabilities, driven primarily by new customer advances and deposits, partially offset by revenue recognized in the current period. Adding to this net contract assets increase was a $4,477 increase in contract assets, driven primarily by contract progress (i.e., unbilled receivable), partially offset by earlier contract progress being invoiced to the customer.

The Company recognized approximately 40% of the revenue related to the contract liabilities balance as of December 31, 2022 during the three month period ended March 31, 2023, and approximately 60% of the revenue related to the contract liabilities balance as of December 31, 2021 during the three month period ended March 31, 2022, primarily representing revenue from the sale of molds and hot runners within the Molding Solutions business.

Remaining Performance Obligations. The Company has elected to disclose remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed and, for Aerospace, excludes projections of components and assemblies that Aerospace OEM customers anticipate purchasing in the future under existing programs, which represent orders that are beyond lead time and do not represent performance obligations pursuant to accounting guidance. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $261,649. The Company expects to recognize revenue on approximately 70% of the remaining performance obligations over the next 12 months, with the remainder to be recognized within 24 months.

4. Stockholders' Equity

A schedule of consolidated changes in equity for the three months ended March 31, 2023 is as follows (number of shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2022	64,481	$645	$529,791	13,891	$(531,507)	$1,567,898	$(220,500)	$1,346,327
Comprehensive income	—	—	—	—	—	13,159	29,209	42,368
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,096)	—	(8,096)
Residual interest in subsidiary	—	—	(2,381)	—	—	—	—	(2,381)
Employee stock plans	23	—	2,665	6	(252)	(83)	—	2,330
March 31, 2023	64,504	$645	$530,075	13,897	$(531,759)	$1,572,878	$(191,291)	$1,380,548

A schedule of consolidated changes in equity for the three months ended March 31, 2022 is as follows (number of shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2021	64,344	$643	$516,562	13,658	$(523,642)	$1,587,041	$(151,838)	$1,428,766
Comprehensive income (loss)	—	—	—	—	—	20,484	(2,590)	17,894
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,111)	—	(8,111)
Employee stock plans	12	1	2,665	2	(49)	(136)	—	2,481
March 31, 2022	64,356	$644	$519,227	13,660	$(523,691)	$1,599,278	$(154,428)	$1,441,030

5. Net Income Per Common Share

For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans. For the purpose of computing diluted net income per common share for the three month periods ended March 31, 2023 and 2022, the weighted-average number of common shares outstanding was increased by 275,266 and 146,205, respectively.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three month periods ended March 31, 2023 and 2022, the Company excluded 805,977 and 718,844 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive.

The Company granted 120,195 stock options, 152,476 restricted stock unit awards and 131,025 performance share awards ("PSAs") in February 2023 as part of its annual long-term incentive equity grant awards. All of the stock options and the restricted stock unit awards vest upon meeting certain service conditions. The restricted stock unit awards are included in basic weighted-average common shares outstanding as they contain nonforfeitable rights to dividend payments. The PSAs are part of the long-term Performance Share Award Program and are based on performance goals that are driven by a combination of independently measured metrics (depending on the grant year) with each metric being weighted equally. The metrics for awards granted in 2023 include the Company’s total shareholder return (“TSR”), return on invested capital (“ROIC”) and operating income before depreciation and amortization growth ("EBITDA growth"). The TSR and EBITDA growth metrics are designed to assess the long-term Company performance relative to the performance of companies included in the Russell 2000 Index over a three-year performance period. ROIC is designed to assess the Company's performance compared to pre-established Company targets over a three-year performance period. The participants can earn from zero to 250% of the target award and the award includes a forfeitable right to dividend equivalents, which are not included in the aggregate target award numbers. The fair value of the TSR is determined using a Monte Carlo valuation method as the award contains a market condition.

6. Inventories

The components of inventories consisted of:

	March 31, 2023	December 31, 2022
Finished goods	$106,029	$105,965
Work-in-process	74,737	68,664
Raw material and supplies	111,905	108,773
	$292,671	$283,402

7. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended March 31, 2023:

	Industrial	Aerospace	Total Company
December 31, 2022 (A)	$804,686	$30,786	$835,472
Foreign currency translation	12,349	—	12,349
March 31, 2023	$817,035	$30,786	$847,821
(A) Industrial amounts are net of accumulated goodwill impairment losses of $68,194.

Other Intangible Assets:

Other intangible assets consisted of:

		March 31, 2023		December 31, 2022
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue Sharing Programs (RSPs)	Up to 30	$299,500	$(167,175)	$299,500	$(164,162)
Component Repair Programs (CRPs)	Up to 30	111,839	(43,682)	111,839	(41,880)
Customer relationships	10-16	337,189	(161,194)	337,189	(156,442)
Patents and technology	4-11	123,433	(94,602)	123,433	(92,875)
Trademarks/trade names	10-30	10,949	(10,807)	10,949	(10,772)
Other	Up to 10	9,938	(3,257)	9,413	(2,966)
		892,848	(480,717)	892,323	(469,097)
Unamortized intangible assets:
Trade names		55,670	—	55,670	—
Foreign currency translation		(32,312)	—	(36,404)	—
Other intangible assets		$916,206	$(480,717)	$911,589	$(469,097)

Amortization of intangible assets for the three month period ended March 31, 2023 and March 31, 2022 was $11,620 and $10,578, respectively. Estimated amortization of intangible assets for future periods is as follows: 2023 (remainder) - $35,000; 2024 - $45,000; 2025 - $44,000; 2026 - $43,000; 2027 - $41,000 and 2028 - $35,000.

8. Debt

Long-term debt and notes and overdrafts payable at March 31, 2023 and December 31, 2022 consisted of:

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Amended Credit Agreement	$461,290	$461,851	$466,672	$464,373
3.97% Senior Notes	100,000	99,042	100,000	96,894
Borrowings under lines of credit and overdrafts	29	29	8	8
Finance leases	4,137	3,862	4,404	4,085
	565,456	564,784	571,084	565,360
Less current maturities	(1,513)		(1,445)
Long-term debt	$563,943		$569,639
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

On February 10, 2021, the Company and certain of its subsidiaries entered into the sixth amended and restated senior unsecured revolving credit agreement (the "Amended Credit Agreement") and retained Bank of America, N.A. as the Administrative Agent for the lenders. The $1,000,000 Amended Credit Agreement matures in February 2026 and includes an accordion feature to increase the borrowing availability of the Company to $1,250,000. Borrowings under the Amended Credit Agreement bore interest at either the Eurocurrency rate, as defined in the Amended Credit Agreement, plus a margin of 1.175% to 1.775% or the base rate, as defined in the Amended Credit Agreement, plus a margin of 0.175% to 0.775%, depending on the Company's leverage ratio at the time of the borrowing. Multi-currency borrowings, pursuant to the Amended Credit Agreement, bore interest at their respective interbank offered rate (i.e. Euribor) or 0.00% (higher of the two rates) plus a margin of between 1.175% and 1.775%. The Company's borrowing capacity is limited by various debt covenants in the Amended Credit Agreement, as described further below. The Amended Credit Agreement requires the Company to maintain a Senior Debt Ratio of not more than 3.25 times at the end of each fiscal quarter (or, if a permitted acquisition above $150,000 is consummated, 3.50 times at the end of each of the first four fiscal quarters ending after the consummation of any such acquisition). In addition, the Amended Credit Agreement requires the Company to maintain a Total Debt Ratio of not more than 3.75 times for each fiscal quarter (or, if a permitted acquisition above $150,000 is consummated, 4.25 times at the end of each of the first four fiscal quarters ending after the consummation of any such acquisition). A ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25 times, is required at the end of each fiscal quarter. The Company paid fees and expenses of $4,306 in conjunction with executing the Amended Credit Agreement. Such fees have been deferred within Other Assets on the Condensed Consolidated Balance Sheets and are being amortized into interest expense on the Condensed Consolidated Statements of Income through their maturity. Cash used to pay these fees was recorded through other financing activities on the Condensed Consolidated Statements of Cash Flows. The Company further amended the Amended Credit Agreement on October 11, 2021, defining certain applicable multi-currency borrowing rates that may be used as replacement rates for LIBOR, which is expected to be discontinued by reference rate reform. See Note 2.

On April 6, 2022, the Company entered into Amendment No. 1 (“Amendment No. 1”) to the Amended Credit Agreement, which (i) replaced the LIBOR interest rate for U.S. dollar loans to a term Secured Overnight Financing Rate including a Secured Overnight Financing Rate adjustment (or "SOFR", as defined in the Amended Credit Agreement), (ii) added a daily SOFR option for U.S. dollar loans and a term SOFR option for U.S. dollar loans, and (iii) added the ability to borrow foreign swing line loans based on the Euro Short Term Rate (as defined) with the same interest spread as the interest spread for SOFR Loans (as defined) and Alternative Currency Loans (defined as loans denominated in Euro, Sterling, Swiss Francs or Yen). In addition, Amendment No. 1 lowered the interest rate spread on (i) SOFR Loans and Alternative Currency Loans to a range from 0.975% to 1.70%, depending on the leverage ratio (the “Leverage Ratio”) of Consolidated Total Debt (as defined) to Consolidated EBITDA (as defined) as of the end of each fiscal quarter, and (ii) loans based on the Base Rate (as defined), to a range from 0.00% to 0.70%, depending on the Company’s Leverage Ratio as of the end of each fiscal quarter. Amendment No. 1 also lowered the facility fee, which is required to be paid by the Company under the Amended Credit Agreement and is calculated on the full amount of the revolving facility, to a range from 0.15% to 0.30%, depending on the Company’s Leverage Ratio at the end of each fiscal quarter. In April 2022, the Company paid fees and expenses of $1,037 in conjunction with executing Amendment No. 1. Such fees have been deferred within Other Assets on the Condensed Consolidated Balance Sheets and will be amortized into interest expense on the Condensed Consolidated Statements of Income through the maturity of Amended Credit Agreement. Cash used to pay these fees was recorded through other financing activities on the Condensed Consolidated Statements of Cash Flows.

Borrowings and availability under the Amended Credit Agreement were $461,290 and $538,710, respectively, at March 31, 2023 and $466,672 and $533,328, respectively, at December 31, 2022, subject to covenants in the Company's revolving debt agreements. At March 31, 2023, additional borrowings of $322,545 of Total Debt (including $204,145 of Senior Debt) would have been allowed under the financial covenants. The average interest rate on these borrowings was 4.54% and 3.67% on March 31, 2023 and December 31, 2022, respectively. Borrowings included Euro-denominated borrowings of 299,500 Euros ($326,290) at March 31, 2023 and 310,700 Euros ($331,672) at December 31, 2022. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

At March 31, 2023, the Company was in compliance with all applicable covenants. The Company anticipates continued compliance in each of the next four quarters while continuing to monitor its future compliance based on current and future economic conditions. The Company's most restrictive financial covenant is the Senior Debt Ratio, which required the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.25 times at March 31, 2023. The actual ratio, as defined, was 2.39 times at March 31, 2023.

In addition, the Company has approximately $71,000 in uncommitted short-term bank credit lines ("Credit Lines") and overdraft facilities. The Credit Lines are accessed locally and are available primarily within the U.S., Europe and Asia. The Credit Lines are subject to the applicable borrowing rates within each respective country and vary between jurisdictions (i.e.

LIBOR, Euribor, etc.). The Company had no borrowings under the Credit Lines at March 31, 2023 or December 31, 2022. The Company had borrowed $29 and $8 under the overdraft facilities at March 31, 2023 and December 31, 2022, respectively. Repayments under the Credit Lines are due within one month after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company also has several finance leases under which $4,137 and $4,404 was outstanding at March 31, 2023 and December 31, 2022, respectively. The fair value of the finance leases is based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

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

The Company records the derivatives at fair value on the Condensed Consolidated Balance Sheets within Prepaid Expenses and Other Current Assets, Other Assets, Accrued Liabilities or Other Liabilities depending on their fair value and remaining contractual period. Changes in the fair market value of derivatives accounted for as cash flow hedges are recorded to accumulated other comprehensive income (loss) and reclassified to earnings in a manner that matches the earnings impact of the hedged transaction. Reclassifications to earnings for the Swaps are recorded through interest expense and reclassifications to earnings for foreign exchange contracts are recorded through net sales. Changes in the fair market value of the foreign exchange contracts that are not designated hedging instruments are recorded directly to earnings through Other expense (income), net.

The fair values of the Amended 2021 Swap were $7,399 and $8,535 as of March 31, 2023 and December 31, 2022, respectively, and were recorded in Other Assets in the Condensed Consolidated Balance Sheets for the periods. The fair values of the Company's other derivatives were not material to the Company's Condensed Consolidated Balance Sheets as of March 31, 2023 or December 31, 2022. See Note 10. The activity related to the derivatives that have been designated hedging instruments was not material to the Company's Condensed Consolidated Financial Statements for the periods ended March 31, 2023 or 2022. The Company recognized (gains) losses of $(1,599) and $1,251 related to the foreign exchange contracts that are not accounted for as hedging instruments within other expense (income), net, in the Condensed Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2023 and 2022, respectively. Such (gains) losses were substantially offset by net gains or net losses recorded on the underlying hedged asset or liability (the "underlying"). Offsetting net gains or net losses on the underlying are also recorded within Other expense (income), net.

The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. Other financing cash flows during the three month periods ended March 31, 2023 and 2022, as presented on the Condensed Consolidated Statements of Cash Flows, include $(1,353) and $3,615 of net cash (proceeds) payments related to the settlement of foreign currency hedges related to intercompany financing.

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

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis as of March 31, 2023 and December 31, 2022:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Asset derivatives	$7,941	$—	$7,941	$—
Liability derivatives	(710)	—	(710)	—
Bank acceptances	13,142	—	13,142	—
Rabbi trust assets	2,175	2,175	—	—
Total	$22,548	$2,175	$20,373	$—

December 31, 2022
Asset derivatives	$8,856	$—	$8,856	$—
Liability derivatives	(1,023)	—	(1,023)	—
Bank acceptances	13,260	—	13,260	—
Rabbi trust assets	2,104	2,104	—	—
Total	$23,197	$2,104	$21,093	$—

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

11. Pension and Other Postretirement Benefits

Pension and other postretirement benefits (income) cost consisted of the following:

	Three Months Ended March 31,
Pensions	2023	2022
Service cost	$773	$1,555
Interest cost	4,895	3,434
Expected return on plan assets	(7,534)	(7,281)
Amortization of prior service cost	87	108
Amortization of actuarial losses	417	3,139
Special termination benefits	—	136
Net periodic benefit (income) cost	$(1,362)	$1,091

	Three Months Ended March 31,
Other Postretirement Benefits	2023	2022
Service cost	$13	$24
Interest cost	285	206
Amortization of prior service cost	3	—
Amortization of actuarial (gains) losses	(25)	9
Net periodic benefit cost	$276	$239

The service cost component of net periodic benefit cost is included within cost of sales and selling and administrative expenses. The components of net periodic benefit (income) cost other than the service cost component are included in Other income (expense) on the Condensed Consolidated Statements of Income. See Note 13.

In February 2023, the Company elected to freeze the benefits associated with one of its U.S-based defined benefit pension plans. Although the action was approved in February, future benefits are scheduled to cease effective December 31, 2023. Pursuant to the applicable accounting guidance, the Company performed an interim remeasurement of its pension plan assets and obligations and recognized a curtailment gain as of January 31, 2023, represented by a $11,324 of non-cash after-tax increase in stockholders equity (through other non-owner changes to equity). This increase in stockholders equity resulted from favorable variances between expected and actual returns on pension plan assets and the net incremental change in the benefit obligation as a result of the elimination of future benefit accruals, partially offset by the impacts of changes in actuarial assumptions, primarily a decrease in discount rates.

12. Income Taxes

The Company's effective tax rate for the first three months of 2023 was 20.9% compared with 21.0% in the first three months of 2022 and 64.7% for the full year 2022. The decrease in the effective tax rate in the first three months of 2023 as compared with the rate for the full year 2022 is primarily due to the absence of a goodwill impairment charge of $68,194, which was not tax deductible for book purposes. Additional drivers causing the decrease in the effective tax rate in the first three months of 2023, as compared with the full year 2022 rate, include the absence of disallowed expenses related to Section 162(m) for covered employee’s compensation recorded in 2022 and a favorable mix of non-U.S. earnings.

The Aerospace and Industrial segments have a number of multi-year tax holidays in China, Malaysia and Singapore. The China holiday was granted in 2021 and provides for a corporate income tax of 15% for the approved businesses. The China holiday runs for a three-year period ending December 31, 2023. It is anticipated that the company will re-apply for the China holiday in 2024. Aerospace was granted an income tax holiday for operations recently established in Malaysia. The Malaysia holiday commenced effective November 2020 (retroactively) and remains effective for a period of ten years. The Aerospace business was granted additional tax holidays in Singapore under the Pioneer program in the fourth quarter of 2022. The Singapore holiday provides reduced tax rates for certain Aerospace programs manufactured at the Singapore location and will run through December 2025. All of the holidays are subject to the Company meeting certain commitments in the respective jurisdictions.

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

13. Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following tables set forth the changes in accumulated other comprehensive income (loss), net of tax, by component for the three month periods ended March 31, 2023 and 2022:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
December 31, 2022	$5,941	$(108,640)	$(117,801)	$(220,500)
Other comprehensive (loss) income before reclassifications	(352)	11,249	18,473	29,370
Amounts reclassified from accumulated other comprehensive income to the Condensed Consolidated Statements of Income	(534)	373	—	(161)
Net current-period other comprehensive (loss) income	(886)	11,622	18,473	29,209
March 31, 2023	$5,055	$(97,018)	$(99,328)	$(191,291)

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
December 31, 2021	$160	$(112,307)	$(39,691)	$(151,838)
Other comprehensive income (loss) before reclassifications	3,415	12	(8,612)	(5,185)
Amounts reclassified from accumulated other comprehensive income to the Condensed Consolidated Statements of Income	103	2,492	—	2,595
Net current-period other comprehensive income (loss)	3,518	2,504	(8,612)	(2,590)
March 31, 2022	$3,678	$(109,803)	$(48,303)	$(154,428)

The following table sets forth the reclassifications out of accumulated other comprehensive loss by component for the three month periods ended March 31, 2023 and 2022:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash flow hedges
Interest rate contracts	$865	$(166)	Interest expense
Foreign exchange contracts	(159)	30	Net sales
	706	(136)	Total before tax
	(172)	33	Tax (expense) benefit
	534	(103)	Net of tax

Pension and other postretirement benefit items
Amortization of prior service costs	$(90)	$(108)	(A)
Amortization of actuarial losses	(392)	(3,148)	(A)
	(482)	(3,256)	Total before tax
	109	764	Tax benefit
	(373)	(2,492)	Net of tax

Total reclassifications in the period	$161	$(2,595)

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

Industrial is a global provider of highly-engineered, high-quality precision components, products and systems for critical applications serving a diverse customer base in end-markets such as mobility, industrial equipment, automation, personal care, packaging, electronics, and medical devices. Focused on innovative custom solutions, Industrial participates in the design phase of components and assemblies whereby customers receive the benefits of application and systems engineering, new product development, testing and evaluation, and the manufacturing of final products. Products are sold primarily through its direct sales force and global distribution channels. Industrial's Molding Solutions business designs and manufactures customized hot runner systems, advanced mold cavity sensors and process control systems, and precision high cavitation mold assemblies - collectively, the enabling technologies for many complex injection molding applications. Effective January 1, 2023, the Company combined Industrial's Force & Motion Control business and Engineered Components business to form a single new strategic business called Motion Control Solutions business. The Motion Control Solutions business provides innovative cost effective force and motion control solutions for a wide range of metal forming and other industrial markets. The Motion Control Solutions business also manufactures and supplies precision mechanical products used in mobility and industrial applications, including mechanical springs, and high-precision punched and fine-blanked components. The Automation business designs and develops robotic grippers, advanced end-of-arm tooling systems, sensors and other automation components for intelligent robotic handling solutions and industrial automation applications.

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

The following tables set forth information about the Company's operations by its two reportable segments:

	Three Months Ended March 31,
	2023	2022
Net sales
Industrial	$218,109	$211,672
Aerospace	117,256	100,711
Intersegment sales	(8)	—
Total net sales	$335,357	$312,383

Operating profit
Industrial	$4,533	$14,734
Aerospace	18,751	16,379
Total operating profit	23,284	31,113
Interest expense	5,308	3,567
Other expense (income), net	1,340	1,630
Income before income taxes	$16,636	$25,916

	March 31, 2023	December 31, 2022
Assets
Industrial	$1,709,301	$1,680,415
Aerospace	595,663	590,598
Other (A)	139,405	142,717
Total assets	$2,444,369	$2,413,730
(A) "Other" assets include corporate-controlled assets, the majority of which are cash and cash equivalents and deferred tax assets.

15. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. The Company accrues its estimated exposure for warranty claims at the time of sale based upon the length of the warranty period, historical experience and other related information known to the Company. Liabilities related to product warranties and extended warranties were not material as of March 31, 2023 and December 31, 2022.

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

Supplier Finance Programs

The Company participates in a Supplier Finance Program (the "Program") under which it agrees to pay a third-party finance provider the stated amount of confirmed invoices from participating suppliers based on the original invoice due date. Suppliers, at their sole discretion, may elect to finance confirmed invoices prior to their scheduled due date at a discounted price with the Company's third-party finance provider. Outstanding obligations related to the Program were not material as of March 31, 2023 and December 31, 2022. These obligations were recorded within Accounts Payable on the Condensed Consolidated Balance Sheets. The Company does not have any assets nor any other forms of guarantees pledged as security to the third-party finance provider as part of the Program.

16. Business Reorganizations

In July 2022, the Company authorized restructuring actions (“2022 Actions”) focused on the consolidation of two manufacturing sites and a number of branch offices and changes in infrastructure to eliminate certain roles across a number of locations in the Industrial segment businesses. Resulting pre-tax charges of $17,986 were recorded in the second half of 2022. Of the aggregate, $11,880 related to employee termination costs, primarily employee severance and other termination benefits, which are expected to be paid in cash by the end of 2023 and which were recorded within Selling and Administrative Expenses. The remaining $6,106 primarily related to $3,186 of accelerated depreciation of assets and $1,417 of pension curtailment losses and special termination benefits which were recorded in Cost of sales and Other expense (income), net, respectively. During the first quarter of 2023 additional pre-tax charges of $3,990, including $1,593 of accelerated depreciation of assets and $2,397, primarily related to transfer of work charges, were primarily recorded within Cost of sales in the accompanying Condensed Consolidated Statements of Income. A corresponding liability of $9,424, per below, related to the employee termination costs remained and was included within accrued liabilities as of March 31, 2023. The Company expects to incur additional costs of approximately $5,000 in 2023 related to the 2022 Actions, including approximately $2,000 of additional accelerated depreciation and $4,000 of transfer of work charges, partially offset by a $1,000 benefit related to pension curtailment and settlement gains. Of this $5,000, approximately $4,000 is payable in cash. The 2022 Actions are expected to be completed in 2023.
The following table sets forth the change in the liability for the employee termination benefits related to the 2022 Actions:

December 31, 2022	$10,900
Payments	(1,476)
March 31, 2023	$9,424

17. Subsequent Event

In April 2023, the Company authorized restructuring actions (“2023 Actions”) focused on manufacturing footprint optimization, including the consolidation of manufacturing sites and optimization of production. The 2023 Actions include the geographic transfer of certain programs within both the Industrial and Aerospace segments and changes in infrastructure to drive improvements and efficiencies in business processes, including the elimination of certain roles across several locations. The pre-tax charges associated with the 2023 Actions are expected to approximate $28,000, with approximately $19,000 of the charges being recorded in 2023 and the residual amount recorded through 2025, all through operating profit. Of the aggregate, approximately $15,000 relates to employee termination costs, primarily severance and other employee related benefits, and are to be paid in cash. The residual charges of $13,000 relate to other associated restructuring costs, with the primary drivers being $2,300 of accelerated depreciation and $7,500 related to the transfer of work. Of this $13,000, approximately $11,000 is payable in cash. Of the aggregate charges, approximately $12,000 and $16,000 relate to the Aerospace and Industrial segments, respectively.

The Company also plans to invest approximately $14,000 in capital expenditures related to the 2023 Actions. The 2023 Actions are expected to be completed throughout multiple periods, with completion in 2025. The Company anticipates annualized cost savings of over $25,000 from the 2023 Actions. The planned capital expenditures relate primarily to the Aerospace segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Please refer to the Overview in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The Annual Report on Form 10-K, along with the Company's other filings, can be found on the Securities and Exchange Commission's website, www.sec.gov, as well as on the Company's website: www.onebarnes.com.

First Quarter Highlights

The Company reported net sales of $335.4 million in the first quarter of 2023, an increase of $23.0 million or 7.4% from the first quarter of 2022. Organic sales increased by $28.8 million, or 9.2%, including an increase of $16.5 million, or 16.4%, at Aerospace, and an increase of $12.3 million, or 5.8%, at Industrial. The year-over-year increase at Aerospace was driven by volume increases within both the Aerospace Aftermarket business and the Aerospace Original Equipment Manufacturing ("OEM") business, reflecting the ongoing recovery in aerospace end markets. From an Industrial standpoint, the year-over-year increase was driven by higher volumes within each of the businesses and by favorable pricing actions, intended to address inflationary pressures. The strengthening of the U.S. dollar against foreign currencies decreased net sales within the Industrial segment by approximately $5.9 million. Operating margins decreased from 10.0% in the 2022 period to 6.9% in the current period, largely a result of $13.9 million of pre-tax charges related to restructuring and transformation related actions and unfavorable productivity, partially offset by pricing and procurement actions taken by management, combined with the profit contribution from higher volumes within the Aerospace Aftermarket business.

Impact of Macroeconomic Trends and Management Actions

Several macroeconomic trends continue to present challenges across our businesses during 2023, including inflationary pressures, primarily related to labor and raw material costs, as well as increased utility costs. Management has taken several actions to mitigate the impacts of these cost impacts. In addition to taking pricing actions to recover costs, the Company has remained focused on cost management and productivity initiatives to mitigate these impacts. Management also continues to focus on driving core business execution through revenue growth, margin expansion, and new business development. More recently, management attention has been directed towards integrating our existing businesses, consolidating operations and facilities where appropriate, and rationalizing operational costs and investments; all with the goal of improving profitability and return on invested capital.

In July 2022, management commenced a systematic multi-phased initiative to significantly reduce costs and integrate the Company's operations, decreasing complexity and focusing on improved performance across Industrial. More specifically, at this time, the Company announced a restructuring program to further reduce costs within the Industrial segment and, more broadly, transform our businesses in response to recent macroeconomic disruptions. Additional actions were subsequently announced in October 2022 and April 2023 (see Notes 16 and 17 of the Condensed Consolidated Financial Statements). Effective January 1, 2023, for example, the Company combined its Force & Motion Control and Engineered Components businesses to form a single new strategic business named Motion Control Solutions. The formation of Motion Control Solutions aligns with management's “Integrate, Consolidate & Rationalize” initiative as we continue to transform the Company. During the first quarter of 2023, management also took actions to reduce costs related associated with one of its U.S-based defined benefit pension plans (see Note 11 of the Condensed Consolidated Financial Statements).

RESULTS OF OPERATIONS

Net Sales

	Three Months Ended March 31,
(in millions)	2023	2022	Change
Industrial	$218.1	$211.7	$6.4	3.0%
Aerospace	117.3	100.7	16.5	16.4%
Total	$335.4	$312.4	$23.0	7.4%

The Company reported net sales of $335.4 million in the first quarter of 2023, an increase of $23.0 million from the first quarter of 2022. Organic sales increased by $28.8 million, or 9.2%, including increases of $16.5 million and $12.3 million at Aerospace and Industrial, respectively. The year-over-year increase at Aerospace was driven by improved sales within both the OEM and Aftermarket business, resulting primarily from continued global improvement in aerospace markets. From an Industrial standpoint, the year-over-year increase was driven by higher volumes within each of the businesses and by favorable pricing actions, intended to address inflationary pressures. The strengthening of the U.S. dollar against foreign currencies decreased net sales within the Industrial segment by approximately $5.9 million.

Expenses and Operating Income

	Three Months Ended March 31,
(in millions)	2023	2022	Change
Cost of sales	$226.2	$207.2	$19.1	9.2%
% sales	67.5%	66.3%
Gross profit (1)	$109.1	$105.2	$3.9	3.7%
% sales	32.5%	33.7%
Selling and administrative expenses	$85.8	$74.1	$11.8	15.9%
% sales	25.6%	23.7%
Operating income	$23.3	$31.1	$(7.8)	(25.2)%
% sales	6.9%	10.0%
(1) Sales less cost of sales    .

Cost of sales in the first quarter of 2023 increased 9.2% from the 2022 period and gross profit margin decreased from 33.7% in the 2022 period to 32.5% in the 2023 period. Gross profit margins improved at Aerospace and declined at Industrial. Within Industrial, gross profit and gross profit margin decreased primarily as a result of unfavorable productivity, in part caused by inflationary pressure, combined with an unfavorable mix between businesses. Within Aerospace, higher volumes in the Aftermarket business contributed to an increase in both gross profit and gross profit margin during the first quarter of 2023, with operating margins specifically benefiting from significant growth within the higher margin Aftermarket business. As well, $3.4 million of pre-tax charges related to restructuring and transformation related actions (aggregate of $13.9 million, including selling and administrative costs) impacted gross profit across the segments. Selling and administrative expenses in the first quarter of 2023 increased 15.9% in from the 2022 period, whereas sales increased by 7.4% between the comparable 2023 and 2022 periods. As a percentage of sales, selling and administrative costs increased from 23.7% in the first quarter of 2022 to 25.6% in the 2023 period. The increase in selling and administrative costs as a percentage of sales was primarily driven by $10.5 million of pre-tax charges related to restructuring and transformation related actions (aggregate of $13.9 million). Operating income in the first quarter of 2023 decreased by 25.2% to $23.3 million compared with the first quarter of 2022, and operating income margin decreased from 10.0% to 6.9%, driven by the items noted above.

Interest expense

Interest expense increased by $1.7 million in the first quarter of 2023 as compared with the prior year period, primarily a result of higher average interest rates, partially offset by decreased average borrowings during the period.

Other expense (income), net

Other expense (income), net in the first quarter of 2023 was $1.3 million compared to $1.6 million in the first quarter of 2022. This decrease in expense was primarily driven by income in the other components of net periodic benefit costs of $1.9 million in the first quarter of 2023 compared with income in the other components of net periodic benefit costs of $0.3 million in the first quarter of 2022 related to pension and other postretirement benefits. Foreign currency losses of $1.8 million in the first quarter of 2023 compared with foreign currency losses of $0.3 million in the first quarter of 2022.

Income Taxes

The Company's effective tax rate for the first three months of 2023 was 20.9% compared with 21.0% in the first three months of 2022 and 64.7% for the full year 2022. The decrease in the effective tax rate in the first three months of 2023 as compared with the rate for the full year 2022 is primarily due to the absence of a goodwill impairment charge of $68.2 million, which was not tax deductible for book purposes. Additional drivers causing the decrease in the effective tax rate in the first three months of 2023, as compared with the full year 2022 rate, include the absence of disallowed expenses related to Section 162(m) for covered employee’s compensation recorded in 2022 and a favorable mix of Non-U.S. earnings.

The Aerospace and Industrial segments have a number of multi-year tax holidays in China, Malaysia and Singapore. The China holiday was granted in 2021 and provides for a corporate income tax of 15% for the approved businesses. The China holiday runs for a three-year period ending December 31, 2023. It is anticipated that the company will re-apply for the China holiday in 2024. Aerospace was granted an income tax holiday for operations recently established in Malaysia. The Malaysia holiday commenced effective November 2020 (retroactively) and remains effective for a period of ten years. The Aerospace business was granted additional tax holidays in Singapore under the Pioneer program in the fourth quarter of 2022. The Singapore holiday provides reduced tax rates for certain Aerospace programs manufactured at the Singapore location and will run through December 2025. All of the holidays are subject to the Company meeting certain commitments in the respective jurisdictions.

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

Income and Income per Share

	Three Months Ended March 31,
(in millions, except per share)	2023	2022	Change
Net income	$13.2	$20.5	$(7.3)	(35.8)%
Net income per common share:
Basic	$0.26	$0.40	$(0.14)	(35.0)%
Diluted	0.26	0.40	(0.14)	(35.0)%
Weighted average common shares outstanding:
Basic	51.0	51.0	—	(0.1)%
Diluted	51.3	51.2	0.1	0.2%
Basic and diluted net income per common share decreased for the three-month period ended March 31, 2023 as compared to 2022 due to the decrease in net income for the period. Basic and diluted weighted average common shares outstanding were consistent for the periods and were only slightly impacted by the repurchase of 200,000 shares during the second quarter of 2022 as part of the Company's publicly announced Repurchase Program (as defined herein) as well as the issuance of additional shares for employee stock plans.

Financial Performance by Business Segment

Industrial

	Three Months Ended March 31,
(in millions)	2023	2022	Change
Sales	$218.1	$211.7	$6.4	3.0%
Operating profit	4.5	14.7	(10.2)	(69.2)%
Operating margin	2.1%	7.0%

Sales at Industrial were $218.1 million in the first quarter of 2023, a $6.4 million, or 3.0%, increase from the first quarter of 2022. Organic sales increased by $12.3 million, or 5.8%, during the 2023 period, primarily driven by higher volumes within each of the businesses and favorable pricing actions, intended to address inflationary pressures. The sales volume increase was primarily driven by stronger year-over-year medical, general industrial and personal care end markets, partially offset by softness in tool and die and automotive end markets. Foreign currency decreased sales on a year-over-year basis by approximately $5.9 million as the U.S. dollar strengthened against foreign currencies.

Operating profit at Industrial decreased from $14.7 million in the first quarter of 2022 to $4.5 million in the first quarter of 2023, primarily due to the $12.1 million of pre-tax charges related to restructuring and transformation related actions recorded by the segment. Unfavorable productivity, including inflationary pressure increasing utilities, labor and raw material cost across the broader industry, combined with an unfavorable mix between businesses, also impacted operating profit during the first three months of 2023. Pricing and procurement actions taken by the Company in response to inflationary pressures and increased global sourcing costs provided a recovery of approximately $6.0 million during the first three months of 2023. Operating margin decreased from 7.0% in the 2022 period to 2.1% in the 2023 period, driven primarily by the pre-tax charges related to restructuring and transformation related actions, and the increased costs described above.

Outlook: In Industrial, management remains focused on generating organic sales growth through expanded go-to-market strategies, which includes additional sales and marketing resources and the introduction of new products and services to comprehensively leverage the Company's full product portfolio with customers in our global industrial end-markets. Our end markets remain impacted by continuing economic headwinds that include inflationary pressures. Sales within Europe and North America improved on a year-over-year basis, however sales within China declined on a year-over-year basis. Order rates declined on a year-over-year basis within both China and Europe, albeit improved on a sequential basis within Europe. Orders within our key region of North America improved on a year-over-year basis, and increased on a sequential basis during the first quarter of 2023. For overall industrial end-markets, the manufacturing Purchasing Managers' Index ("PMI") remained below 50 in the United States and Europe during the first three months of 2023, however, China improved during the first three months of 2023 and ended the first quarter of 2023 at 50. Global production of light vehicles is forecasted to improve in 2023, albeit forecasted growth projections have declined since the beginning of 2023. Our customers and the markets we serve may impose emissions reduction or other environmental standards and requirements, including our conventional fuel-based automotive markets, thereby impacting sales volumes within our automotive end markets. Management also tracks closely the impact of pricing changes and lead times on raw materials and freight, given the continued ongoing pressure of supply chain constraints. Global medical end market order rates strengthened within our Molding Solutions business on a year-over-year basis and declined on a sequential basis in the first quarter of 2023. We expect medical to remain strong over the longer term given an aging population and expanded medical applications. Orders within the personal care and packaging end market improved both on a year-over-year basis and on a sequential basis in the first quarter. Sales volumes at certain of our businesses is dependent upon the need for equipment used in plastic injection molding markets, which may be significantly influenced by the demand for plastic products, the capital investment needs of companies in the plastic injection molding and plastics processing industries, changes in technological advances and changes in laws or regulations such as those related to single-use plastics, product and packaging composition, and recycling. Automation orders improved both on a year-over-year basis and on a sequential basis. To the extent that the U.S. dollar fluctuates relative to other foreign currencies, our sales may be impacted relative to the prior year periods. The relative impact on operating profit is not expected to be as significant as the impact on sales as most of our businesses have expenses primarily denominated in local currencies, where their revenues reside, however operating margins may be impacted. Management is focused on sales growth through customer engagement, innovation and expanding geographic reach. Strategic investments in new technologies, manufacturing processes and product development are expected to provide benefits over the long term, and management continues to evaluate such opportunities.

The Company is focused on the proactive management of costs to increase competitiveness and to mitigate the ongoing impacts of the current macroeconomic environments, including the continuing risks of supply chain constraints and broad based inflation on operating profit. Management also remains focused on strategic investments and new product and process introductions, as well as driving productivity. The Company continues to manage its cost structure to align with the intake of orders and sales given remaining uncertainty within certain end-markets. In July 2022, management commenced a systematic multi-phased restructuring initiative (the "Actions") to significantly reduce costs and integrate the Company's operations, decreasing complexity and focusing on improved performance across Industrial. During the first phase of the Actions, authorized in July 2022, management focused on the consolidation of two manufacturing sites and a number of branch offices, and changes in infrastructure to eliminate certain roles across a number of locations in the Industrial segment businesses. The second phase of the Actions commenced during October 2022, resulting in the consolidation of operating locations to drive efficiencies within the businesses. Collectively, the first and second phase of the Actions are expected to reduce annualized costs by approximately $26.0 million within the Industrial segment, with an estimated cost of $29.0 million. The third phase of the Actions, authorized in April 2023, focused on manufacturing footprint optimization, including the consolidation of manufacturing sites and optimization of production. The third phase of the Actions include the geographic transfer of certain programs within both the Industrial segment and changes in infrastructure to drive improvements and efficiencies in business processes. The pre-tax charges associated with the third phase of the Actions are expected to approximate $16.0 million within the segment. See Notes 16 and Note 17 of the Condensed Consolidated Financial Statements for additional discussion. Management will continue to explore opportunities for additional cost savings, while working closely with vendors and customers as it relates to the timing of deliveries and pricing initiatives. Operating profit may continue to be impacted by changes in sales volume, mix and pricing, inflation, labor costs, utility cost, and the levels of investments in growth and innovation that are made within each of the Industrial businesses. Operating profit may also be impacted by enactment of or changes in tariffs, trade agreements and trade policies that may affect the cost, lead times and/or availability of goods, including but not limited to, steel and aluminum. Costs associated with new product and process introductions, restructuring and other cost initiatives, and strategic investments may negatively impact operating profit.

Aerospace

	Three Months Ended March 31,
(in millions)	2023	2022	Change
Sales	$117.3	$100.7	$16.5	16.4%
Operating profit	18.8	16.4	2.4	14.5%
Operating margin	16.0%	16.3%

The Aerospace segment reported sales of $117.3 million in the first quarter of 2023, a 16.4% increase from the first quarter of 2022. Sales increased 10.8% and 26.9% within the OEM and Aftermarket businesses, respectively, relative to the comparable 2022 period. The year-over-year increase in OEM sales was driven primarily by continued growth within narrow body airframe production. Sales within the Aftermarket Maintenance Repair and Overhaul ("MRO") and spare parts businesses also improved during the first quarter of 2023 relative to the comparable period as airline traffic and aircraft utilization have continued to ramp.

Operating profit at Aerospace in the first quarter of 2023 increased 14.5% from the first quarter of 2022 to $18.8 million. The increase in operating profit resulted primarily from the profit contribution of higher volumes within the Aftermarket businesses, as discussed above. Operating results were also impacted by $1.8 million of pre-tax charges at the segment, related to transformation related actions. Operating margin decreased from 16.3% in the 2022 period to 16.0% in the 2023 period, driven primarily by transformation charges, partially offset by the profit contribution of increased sales within the higher margin Aftermarket business.

Outlook: Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the worldwide economy and are supported by its order backlog through participation in certain strategic commercial and defense-related engine and airframe programs. OEM sales and orders grew in 2023 relative to the comparable 2022 period, as customer aircraft production schedules continue to ramp. The Company expects that the OEM business will see a continued recovery in demand for its manufactured components as narrow body airframe production remains strong, whereas wide body airframe production, albeit improving, remains below pre-pandemic levels. Aerospace management continues to work with customers to evaluate engine and airframe build schedules, giving management the ability to react timely to such changes. Management is working closely with suppliers to align raw material schedules with production requirements. Management also remains focused on labor and supply chain constraints (including raw material and castings) that continue to impact the business, on executing long-term agreements, and expanding our share of production on key programs. Backlog at OEM was $792.7 million at March 31, 2023, an increase of 5.7% since December 31, 2022, at which time backlog was $750.1 million. Approximately 45% of OEM backlog is expected to be recognized over the next 12 months. The Aerospace OEM business may also be impacted by changes in the content levels on certain platforms, changes in customer sourcing decisions, adjustments to customer inventory levels, labor and commodity availability (including the availability of commodities such as titanium sourced in Russia) and pricing, vendor sourcing capacity and the use of alternate materials. Additional impacts may include the redesign of parts, quantity of parts per engine, cost schedules agreed to under contract with the engine and airframe manufacturers, as well as the pursuit and duration of new programs. Fluctuations in fuel costs, interest rates, and potential changes in regulatory requirements could impact airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the value associated with new fuel-efficient technologies and targets established by airlines to reduce greenhouse gas emissions.

The Aerospace Aftermarket business continues to demonstrate strong signs of recovery as airline traffic and aircraft utilization improve, aircraft are being removed from storage and placed into service and airlines begin to return to profitability. Domestic and international passenger traffic have improved as significant domestic health and travel restrictions have been lifted with continued growth forecasted throughout 2023. International travel restrictions have been lifted, although certain geopolitical considerations continue to impact wide body aircraft utilization and corresponding Aftermarket orders. Freight-related air traffic remains solid. Sales in the Aerospace Aftermarket business may continue to be impacted by inventory management and changes in customer sourcing, deferred or limited maintenance activity during engine shop visits and the use of surplus (used) material during the engine repair and overhaul process. Management believes that its Aerospace Aftermarket business continues to be competitively positioned based on well-established long-term customer relationships, including maintenance and repair contracts in the MRO business and long-term Revenue Sharing Programs ("RSPs") and Component Repair Programs ("CRPs").

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

Given the pressures on sales growth resulting from labor and supply chain constraints, the Company remains focused on proactive cost management and improved productivity to mitigate continued pressure on operating profit. In April 2023, the Company authorized the third phase of the Actions, with pre-tax charges expected to approximate $12.0 million within the Aerospace segment (see Note 17 of the Condensed Consolidated Financial Statements). Industry demand remains partially constrained by the availability of skilled labor, although improvements were continuing to be recognized during the three months ended March 31, 2023. Aerospace will continue to explore opportunities for additional productivity, including working closely with vendors and customers as it relates to the timing of deliveries and pricing initiatives. Management also remains focused on growth through strategic investments, acquisition and new product and process introductions. Driving productivity continues as a key initiative. Operating profit is expected to be affected by the impact of the changes in sales volume noted above, mix and pricing, particularly as they relate to the higher profit Aftermarket RSP spare parts business, and investments made in each of its businesses. Operating profits may also be impacted by potential changes in tariffs, trade agreements and trade policies that may affect the cost and/or availability of goods and labor constraints. Costs associated with new product and process introductions, the physical transfer of work to other global regions, additional productivity initiatives and restructuring activities may also negatively impact operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company's liquidity in terms of its overall ability to generate cash to fund its operating and investing activities. Of particular importance in the management of liquidity are cash flows generated from operating activities, capital expenditure levels, dividends, capital stock transactions, effective utilization of surplus cash positions overseas and adequate lines of credit. The Company currently maintains sufficient liquidity and will continue to evaluate ways to enhance its liquidity position as it navigates through the macroeconomic trends discussed above.

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

In October 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, as purchasers, for the issuance of $100.0 million aggregate principal amount of 3.97% senior notes due October 17, 2024 (the “3.97% Senior Notes”). The 3.97% Senior Notes are senior unsecured obligations of the Company and pay interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Senior Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Senior Notes in an amount equal to 100% of the principal amount of the 3.97% Senior Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The Note Purchase Agreement contains customary affirmative and negative covenants that are similar to the covenants required under the Amended Credit Agreement, as discussed below. At March 31, 2023, the Company was in compliance with all covenants under the Note Purchase Agreement.

On February 10, 2021, the Company and certain of its subsidiaries entered into the sixth amended and restated senior unsecured revolving credit agreement (the "Amended Credit Agreement") and retained Bank of America, N.A. as the Administrative Agent for the lenders. The $1,000.0 million Amended Credit Agreement matures in February 2026 and includes an accordion feature to increase the borrowing availability of the Company to $1,250.0 million. Borrowings under the Amended Credit Agreement bore interest at either the Eurocurrency rate, as defined in the Amended Credit Agreement, plus a margin of 1.175% to 1.775% or the base rate, as defined in the Amended Credit Agreement, plus a margin of 0.175% to 0.775%, depending on the Company's leverage ratio at the time of the borrowing. Multi-currency borrowings, pursuant to the Amended Credit Agreement, bore interest at their respective interbank offered rate (i.e. Euribor) or 0.00% (higher of the two rates) plus a margin of between 1.175% and 1.775%. The Company's borrowing capacity is limited by various debt covenants in the Amended Credit Agreement, as described further below. The Amended Credit Agreement requires the Company to maintain a Senior Debt Ratio of not more than 3.25 times (or, if a permitted acquisition above $150.0 million is consummated, 3.50 times at the end of each of the first four fiscal quarters ending after the consummation of any such acquisition). In addition, the Amended Credit Agreement requires the Company to maintain a Total Debt Ratio of not more than 3.75 times for each fiscal quarter (or, if a permitted acquisition above $150.0 million is consummated, 4.25 times at the end of each of the first four fiscal quarters ending after the consummation of any such acquisition). A ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25 times, is required at the end of each fiscal quarter. The Amended Credit Agreement also contemplated the potential replacement of LIBOR (as defined below) with a successor financing rate, pursuant to the intent of the United Kingdom's Financial Conduct Authority to phase out use of LIBOR (see description below). See additional discussion immediately below regarding the Company's ongoing evaluation related to this potential change in financing rates. The Company paid fees and expenses of $4.3 million in conjunction with executing the Amended Credit Agreement. Such fees have been deferred within Other assets on the Condensed Consolidated Balance Sheets and will be amortized into interest expense on the Condensed Consolidated Statements of Income through its maturity. The Company subsequently amended the Amended Credit Agreement on October 11, 2021 (the "LIBOR Transition Amendment"), defining certain applicable multi-currency borrowing rates that may be used as replacement rates for LIBOR, which is expected to be discontinued by reference rate reform. See Note 2 of the Condensed Consolidated Financial Statements, as well as discussion below.

On April 6, 2022, the Company entered into Amendment No. 1 to the Amended Credit Agreement (“Amendment No. 1”), which (i) replaced the LIBOR interest rate for U.S. dollar loans to a term Secured Overnight Financing Rate including a Secured Overnight Financing Rate adjustment (or "SOFR", as defined in the Amended Credit Agreement), (ii) added a daily SOFR option for U.S. dollar loans and a term SOFR option for U.S. dollar loans, and (iii) added the ability to borrow foreign swing line loans based on the Euro Short Term Rate (as defined) with the same interest spread as the interest spread for SOFR Loans (as defined) and Alternative Currency Loans (defined as loans denominated in Euro, Sterling, Swiss Francs or Yen). In addition, Amendment No. 1 lowered the interest rate spread on (i) SOFR Loans and Alternative Currency Loans to a range from 0.975% to 1.70%, depending on the leverage ratio (the “Leverage Ratio”) of Consolidated Total Debt (as defined) to Consolidated EBITDA (as defined) as of the end of each fiscal quarter, and (ii) loans based on the Base Rate (as defined), to a range from 0.00% to 0.70%, depending on the Company’s Leverage Ratio as of the end of each fiscal quarter. Amendment No. 1 also lowered the facility fee, which is required to be paid by the Company under the Amended Credit Agreement and is calculated on the full amount of the revolving facility, to a range from 0.15% to 0.30%, depending on the Company’s Leverage Ratio at the end of each fiscal quarter. In April 2022, the Company paid fees and expenses of $1.0 million in conjunction with executing Amendment No. 1. Such fees have been deferred within Other Assets on the Condensed Consolidated Balance Sheets and will be amortized into interest expense on the Condensed Consolidated Statements of Income through the maturity of the Amended Credit Agreement.

The United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced its intent to phase out the use of LIBOR by December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified SOFR as its preferred benchmark alternative to U.S. dollar LIBOR. Published by the Federal Reserve Bank of New York, SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. The Company’s Amended Credit Agreement and corresponding interest rate swap are tied to LIBOR, with each maturing in February 2026, as noted above. In March 2021, the ICE Benchmark Association announced that it would extend the publication of overnight, 1, 3, 6 and 12 month LIBOR rates until June 30, 2023, while ceasing publication of all other LIBOR rates including 1 week and 2 month rates. The Company's Amended Credit Agreement was further amended in October 2021 and in April 2022 to address the replacement of LIBOR, defining certain applicable multi-currency borrowing rates that may be used as a replacement. The Company is continuing to monitor the potential impact of the replacement of LIBOR, but, as a result of the Company's contract amendments to address the replacement of LIBOR, does not anticipate a material impact on our business, financial condition, results of operations or cash flow as a result of this change.

At March 31, 2023, the Company was in compliance with all applicable covenants. The Company anticipates continued compliance under the Agreements in each of the next four quarters. The Company's most restrictive financial covenant is the Senior Debt Ratio, which required the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.25 times at March 31, 2023. The actual ratio at March 31, 2023 was 2.39 times, as defined.

The Company did not repurchase any shares of the Company's common stock during the first quarter of 2023 or 2022. Management will continue to evaluate additional repurchases based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. See "Part II - Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds".

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the Amended Credit Agreement and currently expects that its bank syndicate, comprised of 12 banks, will continue to support its Amended

Credit Agreement, which matures in February 2026. At March 31, 2023, the Company had $538.7 million unused and available for borrowings under its $1,000.0 million Amended Credit Agreement, subject to covenants in the Company's debt agreements. At March 31, 2023, additional borrowings of $322.5 million of Total Debt including $204.1 million of Senior Debt would have been allowed under the financial covenants. The Company intends to use borrowings under its Amended Credit Agreement to support the Company's ongoing growth initiatives. While the Company continues to evaluate potential acquisition targets, it is now more narrowly assessing acquisitions, primarily with Aerospace, as it focuses on driving core business execution and financial performance via the planned integration and consolidation actions described above. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements. The Company maintains communication with its bank syndicate as it continues to monitor its cash requirements.

The Company had no borrowings under short-term bank credit lines at March 31, 2023.

The Company entered into an interest rate swap agreement (the "2017 Swap") with one bank, which converted the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The 2017 Swap expired on January 31, 2022. On March 24, 2021, the Company entered into a new interest rate swap agreement (the "2021 Swap") with this same bank that commenced on January 31, 2022 and that converted the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.17% plus the borrowing spread. On April 6, 2022, the Company entered into Amendment No. 1 to the Amended Credit Agreement, which replaced the LIBOR interest rate for U.S. dollar loans with the SOFR rate (see Note 8). As a result, the Company subsequently amended the 2021 Swap (the "Amended 2021 Swap"), effective April 30, 2022, such that the one-month SOFR-based borrowing rate replaced the one-month LIBOR-based borrowing rate. The Amended 2021 Swap, which will expire on January 30, 2026, converts the interest on the first $100.0 million of the Company's one-month SOFR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.075% plus the borrowing spread. The execution of the Amended 2021 Swap did not result in a material impact on our business, financial condition, results of operations or cash flow. The Amended 2021 Swap remained in place at March 31, 2023 and is accounted for as a cash flow hedge. At March 31, 2023 and December 31, 2022, the Company's total borrowings were comprised of 36% fixed rate debt and 64% variable rate debt.

At March 31, 2023, the Company held $78.7 million in cash and cash equivalents, the majority of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions and, on a long-term basis, are expected to primarily fund international investments.

Cash Flow

	Three Months Ended March 31,
(in millions)	2023	2022	Change
Operating activities	$32.2	$(9.3)	$41.5
Investing activities	(11.3)	(8.4)	(2.8)
Financing activities	(22.6)	(12.4)	(10.3)
Exchange rate effect	1.4	0.1	1.3
Decrease in cash, cash equivalents and restricted cash	$(0.3)	$(30.0)	$29.7

Operating activities provided $32.2 million in the first three months of 2023 and used $9.3 million in the first three months of 2022. Operating cash flows in the 2022 period were negatively impacted by higher outflows for accrued liabilities, primarily related to incentive compensation. The 2022 period also included a use of cash for working capital of $22.0 million, with $15.2 million reflecting growth in inventories, compared to the 2023 period which included a use of cash for working capital of $2.8 million, with $7.1 million reflecting continued growth in inventories. Inventory levels increased during the first three months of 2023 and 2022 primarily as a result of strategic builds to support customer demands, combined with the impact of inflation.

Investing activities used $11.3 million in the first three months of 2023 compared to $8.4 million in the first three months of 2022. Investing activities in the 2023 period included capital expenditures of $10.9 million compared to $7.4 million in the 2022 period. The Company expects capital spending in 2023 to approximate $50 million.

Financing activities in the first three months of 2023 included a net decrease in borrowings of $13.2 million compared to a net decrease in borrowings of $0.7 million in the comparable 2022 period. Proceeds from the issuance of common stock were $0.1 million in the 2023 period compared to $0.2 million in the 2022 period. Total cash used to pay dividends was $8.1 million in both the 2023 and 2022 periods. Other financing cash flows during the first three months of 2023 and 2022 included $1.4 million of net cash proceeds and $3.6 million of net cash payments, respectively, resulting from the settlement of foreign currency hedges related to intercompany financing. Other financing cash flows in the first three months of 2023 also included $2.4 million of payments that related to the residual interest in a subsidiary.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At March 31, 2023, $461.3 million was borrowed at an average interest rate of 4.54% under the Company's $1,000.0 million Amended Credit Agreement which matures in February 2026. As of March 31, 2023, the Company had no borrowings under short-term bank credit lines. At March 31, 2023, the Company's total borrowings were comprised of 36% fixed rate debt and 64% variable rate debt. The interest payments on $100.0 million of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the interest rate swap that was executed in March 2021.

Debt Covenants

As noted above, borrowing capacity is limited by various debt covenants in the Company's debt agreements. Following is a reconciliation of Consolidated EBITDA, a key metric in the debt covenants, to the Company's net income (in millions):

Four Fiscal Quarters Ended March 31, 2023
Net income	$6.2
Add back:
Interest expense	16.4
Income taxes	22.8
Depreciation and amortization	94.9
Adjustment for non-cash stock based compensation	12.8
Workforce reduction and restructuring charges	15.0
Non-cash goodwill impairment charge	68.2
Other adjustments	0.6
Consolidated EBITDA, as defined within the Amended Credit Agreement	$236.8

Consolidated Senior Debt, as defined, as of March 31, 2023	$565.5
Ratio of Consolidated Senior Debt to Consolidated EBITDA	2.39
Maximum	3.25
Consolidated Total Debt, as defined, as of March 31, 2023	$565.5
Ratio of Consolidated Total Debt to Consolidated EBITDA	2.39
Maximum	3.75
Consolidated Cash Interest Expense, as defined, as of March 31, 2023	$16.4
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	14.47
Minimum	4.25

The Amended Credit Agreement allows for certain adjustments within the calculation of the financial covenants, including the non-cash impairment charge of $68.2 million. Other adjustments consist primarily of due diligence and transaction expenses and net gains on the sale of assets as permitted under the Amended Credit Agreement. The Company's financial covenants are measured as of the end of each fiscal quarter. At March 31, 2023, additional borrowings of $322.5 million of Total Debt, including $204.1 million of Senior Debt, would have been allowed under the covenants. Senior Debt includes primarily the borrowings under the Amended Credit Agreement, the 3.97% Senior Notes and the borrowings under the lines of credit. The Company's unused committed credit facilities at March 31, 2023 were $538.7 million; however, the borrowing capacity was limited by the debt covenants to $322.5 million of Total Debt and $204.1 million of Senior Debt at March 31, 2023.

OTHER MATTERS

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 of the Consolidated Financial Statements in

the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The most significant areas involving management judgments and estimates are described in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Actual results could differ from those estimates. There have been no material changes to such judgments and estimates.

EBITDA

Earnings before interest expense, income taxes and depreciation and amortization ("EBITDA") was $46.0 million for the first three months of 2023 compared to $51.8 million for the first three months of 2022. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes, and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors. Accordingly, the calculation has limitations depending on its use.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Three Months Ended March 31,
	2023	2022
Net income	$13.2	$20.5
Add back:
Interest expense	5.3	3.6
Income taxes	3.5	5.4
Depreciation and amortization	24.0	22.3
EBITDA	$46.0	$51.8

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to such risk during the three months ended March 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's first quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1-31, 2023	291		$43.46	—	3,404,000
February 1-28, 2023	4,195		$44.95	—	3,404,000
March 1-31, 2023	1,318		$38.86	—	3,404,000
Total	5,804	(1)	$43.49	—

(1)All acquisitions of equity securities during the first quarter of 2023 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

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

Barnes Group Inc.
(Registrant)

Date:	April 28, 2023	/s/ JULIE K. STREICH
Julie K. Streich
Senior Vice President, Finance
Chief Financial Officer
(Principal Financial Officer)

Date:	April 28, 2023	/s/ MARIAN ACKER
Marian Acker
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended March 31, 2023

Exhibit No.	Description	Reference
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed with this report.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	Filed with this report.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with this report.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with this report.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with this report.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with this report.
104	Cover Page Interactive Data File (formatted is Inline XBRL and contained in Exhibit 101).	Filed with this report.