Form 10-Q
period 2023-06-30
BARNES GROUP INC
filed 2023-07-31
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The registrant had outstanding 50,626,723 shares of common stock as of July 26, 2023.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended June 30, 2023

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$338,984	$321,268	$674,341	$633,651

Cost of sales	224,625	212,754	450,868	419,944
Selling and administrative expenses	88,350	68,507	174,180	142,587
Goodwill impairment charge	—	68,194	—	68,194
	312,975	349,455	625,048	630,725
Operating income (loss)	26,009	(28,187)	49,293	2,926

Interest expense	6,512	3,325	11,819	6,893
Other expense (income), net	(2,894)	(403)	(1,553)	1,226
Income (loss) before income taxes	22,391	(31,109)	39,027	(5,193)
Income taxes	5,039	8,443	8,516	13,875
Net income (loss)	$17,352	$(39,552)	$30,511	$(19,068)

Per common share:
Basic	$0.34	$(0.78)	$0.60	$(0.37)
Diluted	0.34	(0.78)	0.60	(0.37)

Weighted average common shares outstanding:
Basic	51,051,780	51,004,375	51,020,648	51,013,346
Diluted	51,225,545	51,004,375	51,245,163	51,013,346

See accompanying notes.

BARNES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$17,352	$(39,552)	$30,511	$(19,068)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on hedging activities, net of tax (1)	735	(116)	(151)	3,402
Foreign currency translation adjustments, net of tax (2)	(14,337)	(73,193)	4,136	(81,805)
Defined benefit pension and other postretirement benefits, net of tax (3)	(1,351)	3,347	10,271	5,851
Total other comprehensive (loss) income, net of tax	(14,953)	(69,962)	14,256	(72,552)
Total comprehensive income (loss)	$2,399	$(109,514)	$44,767	$(91,620)

(1) Net of tax of $238 and $(25) for the three months ended June 30, 2023 and 2022, respectively, and $(38) and $1,076 for the six months ended June 30, 2023 and 2022, respectively.

(2) Net of tax of $0 for the three and six months ended June 30, 2023 and 2022.

(3) Net of tax of $(11) and $852 for the three months ended June 30, 2023 and 2022, respectively, and $3,628 and $1,616 for the six months ended June 30, 2023 and 2022, respectively.

See accompanying notes.

BARNES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$74,673	$76,858
Accounts receivable, less allowances (2023 - $5,461; 2022 - $5,222)	311,977	291,883
Inventories	294,872	283,402
Prepaid expenses and other current assets	85,395	80,161
Total current assets	766,917	732,304

Deferred income taxes	12,138	18,028

Property, plant and equipment	930,171	906,980
Less accumulated depreciation	(609,710)	(586,841)
	320,461	320,139

Goodwill	842,152	835,472
Other intangible assets, net	422,922	442,492
Other assets	76,089	65,295
Total assets	$2,440,679	$2,413,730

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$8,011	$8
Accounts payable	144,137	145,060
Accrued liabilities	181,121	158,568
Long-term debt - current	1,487	1,437
Total current liabilities	334,756	305,073

Long-term debt	564,930	569,639
Accrued retirement benefits	44,852	54,352
Deferred income taxes	61,422	62,562
Long-term tax liability	21,714	39,086
Other liabilities	36,018	36,691

Commitments and contingencies (Note 15)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2023 - 64,525,558 shares; 2022 - 64,481,493 shares)	645	645
Additional paid-in capital	532,414	529,791
Treasury stock, at cost (2023 - 13,899,665 shares; 2022 - 13,890,802 shares)	(531,883)	(531,507)
Retained earnings	1,582,055	1,567,898
Accumulated other non-owner changes to equity	(206,244)	(220,500)
Total stockholders' equity	1,376,987	1,346,327
Total liabilities and stockholders' equity	$2,440,679	$2,413,730

See accompanying notes.

BARNES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income (loss)	$30,511	$(19,068)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	46,913	44,861
(Gain) loss on disposition of property, plant and equipment	(180)	47
Stock compensation expense	4,832	6,015
Non-cash goodwill impairment charge	—	68,194
Changes in assets and liabilities:
Accounts receivable	(18,102)	(30,232)
Inventories	(9,743)	(26,671)
Prepaid expenses and other current assets	(5,183)	(5,165)
Accounts payable	(2,300)	10,196
Accrued liabilities	16,745	(30,674)
Deferred income taxes	779	(1,261)
Long-term retirement benefits	(10,636)	(1,871)
Long-term tax liability	(13,029)	(6,949)
Other	1,860	1,097
Net cash provided by operating activities	42,467	8,519

Investing activities:
Proceeds from disposition of property, plant and equipment	149	92
Capital expenditures	(21,617)	(13,523)
Other	(722)	(1,645)
Net cash used by investing activities	(22,190)	(15,076)

Financing activities:
Net change in other borrowings	7,775	(1,372)
Payments on long-term debt	(112,927)	(70,369)
Proceeds from the issuance of long-term debt	101,208	80,000
Proceeds from the issuance of common stock	189	246
Common stock repurchases	—	(6,721)
Dividends paid	(16,195)	(16,192)
Withholding taxes paid on stock issuances	(376)	(154)
Other	(3,764)	(9,825)
Net cash used by financing activities	(24,090)	(24,387)

Effect of exchange rate changes on cash flows	(466)	(4,475)
Decrease in cash, cash equivalents and restricted cash	(4,279)	(35,419)
Cash, cash equivalents and restricted cash at beginning of period	81,128	111,909
Cash, cash equivalents and restricted cash at end of period	76,849	76,490
Less: Restricted cash, included in Prepaid expenses and other current assets	(2,176)	(2,122)
Less: Restricted cash, included in Other assets	—	(2,090)
Cash and cash equivalents at end of period	$74,673	$72,278

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data)
(Unaudited)

1. Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet and the related Condensed Consolidated Statements of Income (Loss), Comprehensive Income (Loss) and Cash Flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Financial Statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2022 has been derived from the 2022 financial statements of Barnes Group Inc. (the "Company"). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair statement of the results, have been included. Operating results for the three- and six-month periods ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Certain reclassifications have been made to prior year amounts to conform to current year presentation (see Note 3).

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

Recently Issued Accounting Standards

The United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced its intent to phase out the use of LIBOR by December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified the Secured Overnight Financing Rate (“SOFR”) as its preferred benchmark alternative to U.S. dollar LIBOR. Published by the Federal Reserve Bank of New York, SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. In March 2020, in response to this transition, the FASB issued guidance related to this rate reform, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued by reference rate reform, and addresses operational issues likely to arise in modifying contracts to replace discontinued reference rates with new rates. In January 2021, the FASB issued further clarifying guidance regarding derivatives, as it relates to this transition. In December 2022, the FASB extended the expiration of the guidance through December 31, 2024. The Company’s Existing Credit Agreement (Note 8) and corresponding USD interest rate Swaps (Note 9) each mature in February 2026. In March 2021, the Intercontinental Exchange Benchmark Association announced that it will extend the publication of overnight, 1, 3, 6 and 12 month LIBOR rates until June 30, 2023, while ceasing publication of all other LIBOR rates including 1 week and 2 month rates. The Company's Existing Credit Agreement was further amended in October 2021 and in April 2022 to address the replacement of LIBOR via the LIBOR Transition Agreement and Amendment No. 1, respectively (see Note 8), with SOFR. The Company's corresponding interest rate Swaps were amended in May 2022 to address the replacement of LIBOR. As a result of the Company's contract amendments to address the replacement of LIBOR, the Company does not anticipate a material impact on our business, financial condition, results of operations or cash flow as a result of this change.

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

The following table presents the Company's revenue disaggregated by products and services, and geographic regions, by segment:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Industrial	Aerospace	Total Company	Industrial	Aerospace	Total Company
Products and Services
Motion Control Solutions Products (A)	$100,440	$—	$100,440	$95,547	$—	95,547
Molding Solutions Products	100,127	—	100,127	101,209	—	101,209
Automation Products	16,402	—	16,402	15,359	—	15,359
Aerospace Original Equipment Manufacturing Products	—	75,362	75,362	—	69,503	69,503
Aerospace Aftermarket Products and Services	—	46,653	46,653	—	39,650	39,650
	$216,969	$122,015	$338,984	$212,115	$109,153	$321,268

Geographic Regions (B)
Americas	$93,254	$87,849	$181,103	$88,970	$80,766	$169,736
Europe	81,021	20,401	101,422	74,770	18,663	93,433
Asia	40,821	11,641	52,462	46,670	8,347	55,017
Rest of World	1,873	2,124	3,997	1,705	1,377	3,082
	$216,969	$122,015	$338,984	$212,115	$109,153	$321,268

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Industrial	Aerospace	Total Company	Industrial	Aerospace	Total Company
Products and Services
Motion Control Solutions Products (A)	$198,914	$—	$198,914	$188,594	$—	$188,594
Molding Solutions Products	203,654	—	203,654	204,245	—	204,245
Automation Products	32,502	—	32,502	30,948	—	30,948
Aerospace Original Equipment Manufacturing Products	—	148,100	148,100	—	135,132	135,132
Aerospace Aftermarket Products and Services	—	91,171	91,171	—	74,732	74,732
	$435,070	$239,271	$674,341	$423,787	$209,864	$633,651

Geographic Regions (B)
Americas	$189,194	$172,421	$361,615	$174,975	$153,263	$328,238
Europe	160,629	41,068	201,697	157,139	38,484	195,623
Asia	80,932	21,663	102,595	88,489	15,665	104,154
Rest of World	4,315	4,119	8,434	3,184	2,452	5,636
	$435,070	$239,271	$674,341	$423,787	$209,864	$633,651

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

Revenue from products and services transferred to customers at a point in time accounted for approximately 75 percent and 80 percent of total revenue for the three month periods ended June 30, 2023 and June 30, 2022, respectively. Revenue from products and services transferred to customers at a point in time accounted for approximately 80 percent of total revenue for each of the six month periods ended June 30, 2023 and June 30, 2022. A majority of revenue within the Industrial segment and Aerospace Original Equipment Manufacturing Products business ("OEM"), along with a portion of revenue within the Aerospace Aftermarket Products and Services business ("Aftermarket"), is recognized at a point in time, primarily when the product or solution is shipped to the customer.

Revenue from products and services transferred to customers over-time accounted for approximately 25 percent of total revenue and 20 percent of total revenue for the three month periods ended June 30, 2023 and June 30, 2022, respectively. Revenue from products and services transferred to customers over-time accounted for approximately 20 percent of total revenue for each of the six month periods ended June 30, 2023 and June 30, 2022. The Company recognizes revenue over-time in instances where a contract supports a continual transfer of control to the customer. Substantially all of our revenue in the Aerospace Aftermarket maintenance repair and overhaul business (within Aftermarket Products and Services) and a portion of the revenue for Motion Control Solutions products, Molding Solutions products and Aerospace OEM products is recognized over-time. Within the Molding Solutions and Aerospace Aftermarket businesses, this continual transfer of control to the customer partially results from repair and refurbishment work performed on customer-controlled assets. With other contracts, this continual transfer of control to the customer is supported by clauses in the contract, or governing commercial law of the relevant jurisdiction, where we deliver products that do not have an alternative use and require an enforceable right to payment of costs incurred (plus a reasonable profit) or the Company has a contractual right to complete any work in process and receive full contract price.

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

Adjustments to net sales, cost of sales and the related impact to operating income are recognized as necessary in the period they become known. Revenue recognized from performance obligations satisfied in previous periods was not material in both the three and six month periods ended June 30, 2023 and 2022.

Contract Balances. The timing of revenue recognition, invoicing and cash collections affects accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets.

Unbilled Receivables (Contract Assets) - Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized when 1) the cost-to-cost method is applied and 2) such revenue exceeds the amount invoiced to the customer. Unbilled receivables are included within Prepaid Expenses and Other Current Assets on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022.

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

Net contract assets (liabilities) consisted of the following:

	June 30, 2023	December 31, 2022	$ Change	% Change
Unbilled receivables (contract assets)	$49,992	$42,423	$7,569	18%
Contract liabilities	(41,640)	(27,857)	(13,783)	49%
Net contract assets	$8,352	$14,566	$(6,214)	(43)%

Contract liabilities balances at June 30, 2023 and December 31, 2022 include $18,686 and $9,593, respectively, of customer advances for which the Company has an unconditional right to collect payment. Accounts receivable, as presented on the Condensed Consolidated Balance Sheet, includes corresponding balances at June 30, 2023 and December 31, 2022, respectively.

Changes in the net contract assets during the six month period ended June 30, 2023 included a $13,783 increase in contract liabilities, driven primarily by new customer advances and deposits, partially offset by revenue recognized in the current period. Offsetting this net contract assets decrease was a $7,569 increase in contract assets, driven primarily by contract progress (i.e., unbilled receivable), partially offset by earlier contract progress being invoiced to the customer.

The Company recognized approximately 30% and 70% of the revenue related to the contract liabilities balance as of December 31, 2022 during the three and six month periods ended June 30, 2023, respectively, and approximately 40% and over 90% of the revenue related to the contract liabilities balance as of December 31, 2021 during the three and six month periods ended June 30, 2022, respectively, primarily representing revenue from the sale of molds and hot runners within the Molding Solutions business.

Remaining Performance Obligations. The Company has elected to disclose remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed and, for Aerospace, excludes projections of components and assemblies that Aerospace OEM customers anticipate purchasing in the future under existing programs, which represent orders that are beyond lead time and do not represent performance obligations pursuant to accounting guidance. As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $292,489. The Company expects to recognize revenue on approximately 75% of the remaining performance obligations over the next 12 months, with the remainder to be recognized within 24 months.

4. Stockholders' Equity

A schedule of consolidated changes in equity for the six months ended June 30, 2023 is as follows (number of shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2022	64,481	$645	$529,791	13,891	$(531,507)	$1,567,898	$(220,500)	$1,346,327
Comprehensive income	—	—	—	—	—	13,159	29,209	42,368
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,096)	—	(8,096)
Residual interest in subsidiary	—	—	(2,381)	—	—	—	—	(2,381)
Employee stock plans	23	—	2,665	6	(252)	(83)	—	2,330
March 31, 2023	64,504	$645	$530,075	13,897	$(531,759)	$1,572,878	$(191,291)	$1,380,548
Comprehensive income	—	—	—	—	—	17,352	(14,953)	2,399
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,099)	—	(8,099)
Employee stock plans	22	—	2,339	3	(124)	(76)	—	2,139
June 30, 2023	64,526	$645	$532,414	13,900	$(531,883)	$1,582,055	$(206,244)	$1,376,987

A schedule of consolidated changes in equity for the six months ended June 30, 2022 is as follows (number of shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2021	64,344	$643	$516,562	13,658	$(523,642)	$1,587,041	$(151,838)	$1,428,766
Comprehensive income (loss)	—	—	—	—	—	20,484	(2,590)	17,894
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,111)	—	(8,111)
Employee stock plans	12	1	2,665	2	(49)	(136)	—	2,481
March 31, 2022	64,356	$644	$519,227	13,660	$(523,691)	$1,599,278	$(154,428)	$1,441,030
Comprehensive loss	—	—	—	—	—	(39,552)	(69,962)	(109,514)
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,081)	—	(8,081)
Common stock repurchases	—	—	—	200	(6,721)	—	—	(6,721)
Employee stock plans	23	—	3,548	3	(106)	(62)	—	3,380
June 30, 2022	64,379	$644	$522,775	13,863	$(530,518)	$1,551,583	$(224,390)	$1,320,094

5. Net Income (Loss) Per Common Share

For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans. For the purpose of computing diluted net income per common share for the three- and six-month periods ended June 30, 2023, the weighted-average number of common shares outstanding was increased by 173,765 and 224,515, respectively. No potentially dilutive shares have been included in the diluted earnings per share calculations for the three- and six-month periods ended June 30, 2022 due to the Company’s reported net losses for the periods.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three month periods ended June 30, 2023 and 2022, the Company excluded 784,087 and 875,544 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive. During the six month periods ended June 30, 2023 and 2022, the Company excluded 795,032 and 797,194 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive.

The Company granted 120,195 stock options, 152,476 restricted stock unit awards and 131,025 performance share awards ("PSAs") in February 2023 as part of its annual long-term incentive equity grant awards. All of the stock options and the restricted stock unit awards vest upon meeting certain service conditions. The restricted stock unit awards are included in basic weighted-average common shares outstanding as they contain nonforfeitable rights to dividend payments. The PSAs are part of the long-term Performance Share Award Program and are based on performance goals that are driven by a combination of independently measured metrics (depending on the grant year) with each metric being weighted equally. The metrics for awards granted in 2023 include the Company’s total shareholder return ("TSR"), return on invested capital ("ROIC") and operating income before depreciation and amortization growth ("EBITDA growth"). The TSR and EBITDA growth metrics are designed to assess the long-term Company performance relative to the performance of companies included in the Russell 2000 Index over a three-year performance period. ROIC is designed to assess the Company's performance compared to pre-established Company targets over a three-year performance period. The participants can earn from zero to 250% of the target award and the award includes a forfeitable right to dividend equivalents, which are not included in the aggregate target award numbers. The fair value of the TSR is determined using a Monte Carlo valuation method as the award contains a market condition.

6. Inventories

The components of inventories consisted of:

	June 30, 2023	December 31, 2022
Finished goods	$99,938	$105,965
Work-in-process	78,108	68,664
Raw material and supplies	116,826	108,773
	$294,872	$283,402

7. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended June 30, 2023:

	Industrial	Aerospace	Total Company
December 31, 2022 (A)	$804,686	$30,786	$835,472
Foreign currency translation	6,680	—	6,680
June 30, 2023	$811,366	$30,786	$842,152
(A) Industrial amounts are net of accumulated goodwill impairment losses of $68,194.

In the second quarter of 2023, management performed its annual impairment testing of goodwill and determined that there was no goodwill impairment.

Other Intangible Assets:

Other intangible assets consisted of:

		June 30, 2023		December 31, 2022
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue Sharing Programs (RSPs)	Up to 30	$299,500	$(170,233)	$299,500	$(164,162)
Component Repair Programs (CRPs)	Up to 30	111,839	(45,539)	111,839	(41,880)
Customer relationships	10-16	337,189	(165,887)	337,189	(156,442)
Patents and technology	4-11	123,433	(96,288)	123,433	(92,875)
Trademarks/trade names	10-30	10,949	(10,841)	10,949	(10,772)
Other	Up to 10	10,135	(3,534)	9,413	(2,966)
		893,045	(492,322)	892,323	(469,097)
Unamortized intangible assets:
Trade names		55,670	—	55,670	—
Foreign currency translation		(33,471)	—	(36,404)	—
Other intangible assets		$915,244	$(492,322)	$911,589	$(469,097)

Amortization of intangible assets for the three and six month periods ended June 30, 2023 was $11,604 and $23,224, respectively. Amortization of intangible assets for the three and six month periods ended June 30, 2022 was $11,593 and $22,171, respectively. Estimated amortization of intangible assets for future periods is as follows: 2023 (remainder) - $28,000; 2024 - $45,000; 2025 - $44,000; 2026 - $43,000; 2027 - $41,000 and 2028 - $35,000.

In the second quarter of 2023, management performed its annual impairment testing of its trade names, which are indefinite-lived intangible assets. Based on this assessment, there were no impairments.

8. Debt

Long-term debt and notes and overdrafts payable at June 30, 2023 and December 31, 2022 consisted of:

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Effective Date Credit Agreement	$462,651	$464,699	$466,672	$464,373
3.97% Senior Notes	100,000	97,277	100,000	96,894
Borrowings under lines of credit and overdrafts	8,011	8,011	8	8
Finance leases	3,766	3,586	4,404	4,085
	574,428	573,573	571,084	565,360
Less current maturities	(9,498)		(1,445)
Long-term debt	$564,930		$569,639
In October 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, as purchasers, for the issuance of $100,000 aggregate principal amount of 3.97% Senior Notes due October 17, 2024 (the “3.97% Senior Notes”). The 3.97% Senior Notes are senior unsecured obligations of the Company and pay interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Senior Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Senior Notes in an amount equal to 100% of the principal amount of the 3.97% Senior Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The fair value of the 3.97% Senior Notes was determined using the U.S. Treasury yield and a long-term credit spread for similar types of borrowings, which represent Level 2 observable inputs. The Note Purchase Agreement contains customary affirmative and negative covenants that are similar to the covenants required under the Existing Credit Agreement, as discussed below.

On February 10, 2021, the Company and certain of its subsidiaries entered into the sixth amended and restated senior unsecured revolving credit agreement (the "Existing Credit Agreement") and retained Bank of America, N.A. as the Administrative Agent for the lenders. The $1,000,000 Existing Credit Agreement matures in February 2026 and includes an accordion feature to increase the borrowing availability of the Company to $1,250,000. Borrowings under the Existing Credit Agreement bore interest at either the Eurocurrency rate, as defined in the Existing Credit Agreement, plus a margin of 1.175% to 1.775% or the base rate, as defined in the Existing Credit Agreement, plus a margin of 0.175% to 0.775%, depending on the Company's leverage ratio at the time of the borrowing. Multi-currency borrowings, pursuant to the Existing Credit Agreement, bore interest at their respective interbank offered rate (i.e. Euribor) or 0.00% (higher of the two rates) plus a margin of between 1.175% and 1.775%. The Company's borrowing capacity is limited by various debt covenants in the Existing Credit Agreement, as described further below. The Existing Credit Agreement requires the Company to maintain a Senior Debt Ratio of not more than 3.25 times (or, if a permitted acquisition above $150,000 is consummated, 3.50 times at the end of each of the first four fiscal quarters ending after the consummation of any such acquisition). In addition, the Existing Credit Agreement requires the Company to maintain a Total Debt Ratio of not more than 3.75 times for each fiscal quarter (or, if a permitted acquisition above $150,000 is consummated, 4.25 times at the end of each of the first four fiscal quarters ending after the consummation of any such acquisition). A ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25 times, is required at the end of each fiscal quarter. The Existing Credit Agreement also contemplated the potential replacement of LIBOR (as defined below) with a successor financing rate, pursuant to the intent of the United Kingdom's Financial Conduct Authority to phase out use of LIBOR (see discussion below). The Company paid fees and expenses of $4,306 in conjunction with executing the Existing Credit Agreement. Such fees have been deferred within Other Assets on the Condensed Consolidated Balance Sheets and will be amortized into interest expense on the Condensed Consolidated Statements of Income (Loss) through its maturity. Cash used to pay these fees was recorded through other financing activities on the Condensed Consolidated Statements of Cash Flows. The Company subsequently amended the Existing Credit Agreement on October 11, 2021 (the "LIBOR Transition Amendment"), defining certain applicable multi-currency borrowing rates that may be used as replacement rates for LIBOR, which is expected to be discontinued by reference rate reform. See Note 2 of the Condensed Consolidated Financial Statements, as well as the discussion below.

On April 6, 2022, the Company entered into Amendment No. 1 to the Existing Credit Agreement (“Amendment No. 1”), which (i) replaced the LIBOR interest rate for U.S. dollar loans to a term Secured Overnight Financing Rate including a Secured Overnight Financing Rate adjustment (or "SOFR", as defined in the Existing Credit Agreement), (ii) added a daily SOFR option for U.S. dollar loans and a term SOFR option for U.S. dollar loans, and (iii) added the ability to borrow foreign swing line loans based on the Euro Short Term Rate ("€STR") (as defined) with the same interest spread as the interest spread for SOFR Loans (as defined) and Alternative Currency Loans (defined as loans denominated in Euro, Sterling, Swiss Francs or Yen). In addition, Amendment No. 1 lowered the interest rate spread on (i) SOFR Loans and Alternative Currency Loans to a range from 0.975% to 1.70%, depending on the leverage ratio (the “Leverage Ratio”) of Consolidated Total Debt (as defined) to Consolidated EBITDA (as defined) as of the end of each fiscal quarter, and (ii) loans based on the Base Rate (as defined), to a range from 0.00% to 0.70%, depending on the Company’s Leverage Ratio as of the end of each fiscal quarter. Amendment No. 1 also lowered the facility fee, which is required to be paid by the Company under the Existing Credit Agreement and is calculated on the full amount of the revolving facility, to a range from 0.15% to 0.30%, depending on the Company’s Leverage Ratio at the end of each fiscal quarter. In April 2022, the Company paid fees and expenses of $1.0 million in conjunction with executing Amendment No. 1. Such fees have been deferred within Other Assets on the Condensed Consolidated Balance Sheets and will be amortized into interest expense on the Condensed Consolidated Statements of Income (Loss) through the maturity of Existing Credit Agreement. Cash used to pay these fees was recorded through other financing activities on the Condensed Consolidated Statements of Cash Flows.

The United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced its intent to phase out the use of LIBOR by December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified SOFR as its preferred benchmark alternative to U.S. dollar LIBOR. Published by the Federal Reserve Bank of New York, SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. The Company’s Existing Credit Agreement and corresponding interest rate swap were tied to LIBOR, with each maturing in February 2026. In March 2021, the ICE Benchmark Association announced that it would extend the publication of overnight, 1, 3, 6 and 12 month LIBOR rates until June 30, 2023, while ceasing publication of all other LIBOR rates including 1 week and 2 month rates. The Company's Existing Credit Agreement was further amended in October 2021 and in April 2022 to address the replacement of LIBOR, which, as a result of the Company's contract amendments as discussed above, did not have a material impact on our business, financial condition, results of operations or cash flow.

On June 5, 2023, the Company entered into a Stock Purchase Agreement (the “Agreement”) with MB Aerospace Group Holdings Limited, a Cayman Islands limited company. See Note 15. The Company agreed to acquire MB Aerospace by acquiring all the issued and outstanding capital stock of MB Aerospace Holdings Inc., a Delaware corporation ("MB Aerospace"), along with such entity’s subsidiaries (the “Transaction”) for an aggregate purchase price of $740,000, payable in cash, subject to customary and specified closing adjustments, as set forth in the Agreement. In connection with entry into the Agreement, on June 5, 2023, the Company entered into the Second Amendment to Note Purchase Agreement (the “Second Amendment”) and Amendment No. 2 to Existing Credit Agreement ("Amendment No. 2") to facilitate the Transaction, as well as a commitment letter with Bank of America, N.A. and BofA Securities, Inc. (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties agreed to provide, subject to the satisfaction of customary closing conditions contained therein, a $1,000,000 backstop senior secured revolving credit facility and a $700,000 senior secured 364-day bridge loan facility ("Bridge Loan Facility"). The Bridge Loan Facility is only intended to be drawn to the extent that the Company has not obtained alternative financing prior to the closing of the Transaction. On June 22, 2023, in connection with the Transaction, the Company entered into Amendment No. 3 to the Existing Credit Agreement (the “Amendment No. 3”). Upon the effectiveness of Amendment No. 3, the Existing Credit Agreement was amended (as amended, the “Effective Date Credit Agreement”) to, among other things, include customary “certain funds” provisions applicable to a portion of the revolving commitments in an amount equal to $300,000 plus the amount needed for a redemption of the Company's existing 3.97% Senior Notes due 2024. Upon the close of the Transaction, certain amendments to the Effective Date Credit Agreement will become effective (as amended, the “Closing Date Credit Agreement”) to permit the Transaction, including, among other things, to: (i) permit the assumption and/or incurrence of indebtedness and liens in connection with the Transaction; (ii) remove the Senior Debt Ratio in conjunction with the repayment of the Note Purchase Agreement; (iii) increase the maximum leverage ratio to 5.50:1, subject to step-downs to (a) 5.00:1 beginning with the fiscal period ending June 30, 2024, (b) 4.50:1 beginning with the fiscal period ending December 31, 2024 and (c) 4.00:1 beginning with the fiscal period ending June 30, 2025, subject to a 0.50:1 step up in connection with permitted acquisitions on and after June 30, 2024; (iv) lower the minimum interest coverage ratio to 3.00:1; (v) grant the administrative agent (for the benefit of the secured lenders) a security interest in substantially all of the present and after-acquired assets of the Company and each guarantor (subject to certain exceptions); (vi) increase the Applicable Margin (as defined in the Closing Date Credit Agreement) to a range from 1.375% to 2.50% for €STR, SOFR, and alternative currency loans and to a range from 0.375% to 1.50% for base rate loans, in each case depending on the leverage ratio; and (vii) make certain other changes set forth therein.

Borrowings and availability under the Effective Date Credit Agreement were $462,651 and $537,349, respectively, at June 30, 2023 and $466,672 and $533,328, respectively, at December 31, 2022, subject to covenants in the Company's revolving debt agreements. At June 30, 2023, additional borrowings of $266,029 of Total Debt (including $153,968 of Senior Debt) would have been allowed under the financial covenants. The average interest rate on these borrowings was 5.01% and 3.67% on June 30, 2023 and December 31, 2022, respectively. Borrowings included Euro-denominated borrowings of 296,500 Euros ($322,651) at June 30, 2023 and 310,700 Euros ($331,672) at December 31, 2022. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

At June 30, 2023, the Company was in compliance with all applicable covenants. The Company anticipates continued compliance in each of the next four quarters. The Company's most restrictive financial covenant is the Senior Debt Ratio, which required the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.25 times at June 30, 2023. The actual ratio, as defined, was 2.56 at June 30, 2023.

In addition, the Company has approximately $71,000 in uncommitted short-term bank credit lines ("Credit Lines") and overdraft facilities. The Credit Lines are accessed locally and are available primarily within the U.S., Europe and Asia. The Credit Lines are subject to the applicable borrowing rates within each respective country and vary between jurisdictions (i.e. LIBOR, Euribor, etc.). Under the Credit Lines, $8,000 was borrowed at June 30, 2023 at an average interest rate of 6.6%. The Company had no borrowings under the Credit Lines at December 31, 2022. The Company had borrowed $11 and $8 under the overdraft facilities at June 30, 2023 and December 31, 2022, respectively. Repayments under the Credit Lines are due within one month after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company also has several finance leases under which $3,766 and $4,404 was outstanding at June 30, 2023 and December 31, 2022, respectively. The fair value of the finance leases is based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

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

Derivative financial instruments have been used by the Company to hedge its exposure to fluctuations in interest rates. On April 28, 2017, the Company entered into an interest rate swap agreement (the "2017 Swap") with one bank which converted the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The 2017 Swap expired on January 31, 2022. On March 24, 2021, the Company entered into a new interest rate swap agreement (the "2021 Swap") with this same bank that commenced on January 31, 2022 and that converted the interest on the first $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.17% plus the borrowing spread. On April 6, 2022, the Company entered into Amendment No. 1 to the Existing Credit Agreement, which replaced the LIBOR interest rate for U.S. dollar loans with the SOFR rate (see Note 8). As a result, in May 2022 the Company subsequently amended the 2021 Swap (the "Amended 2021 Swap"), effective April 30, 2022, such that the one-month SOFR-based borrowing rate replaced the one-month LIBOR-based borrowing rate. The Amended 2021 Swap, which will expire on January 30, 2026, converts the interest on the first $100,000 of the Company's one-month SOFR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.075% plus the borrowing spread. The execution of the Amended 2021 Swap did not result in a material impact on our business, financial condition, results of operations or cash flow. On July 19, 2023, the Company entered into an interest rate swap agreement (the "2023 Swap") with one bank that will commence on July 31, 2023, which converts the interest on the first €150,000 of the Company's Euribor-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 3.257% plus the borrowing spread. Per the 2023 Swap, €50,000 will expire on July 31, 2026, with the remaining balance of €100,000 expiring on July 31, 2028. The execution of the 2023 Swap did not result in a material impact on our business, financial condition, results of operations or cash flow. These interest rate swap agreements (the "Swaps") are accounted for as cash flow hedges.

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

The fair values of the Amended 2021 Swap were $8,684 and $8,535 as of June 30, 2023 and December 31, 2022, respectively, and were recorded in Other Assets in the Condensed Consolidated Balance Sheets for the periods. The fair values of the Company's other derivatives were not material to the Company's Condensed Consolidated Balance Sheets as of June 30, 2023 or December 31, 2022. See Note 10. The activity related to the derivatives that have been designated hedging instruments was not material to the Company's Condensed Consolidated Financial Statements for the periods ended June 30, 2023 or 2022. The Company recognized losses of $4,548 and $9,325 related to the foreign exchange contracts that are not accounted for as hedging instruments within other expense (income), net, in the Condensed Consolidated Statements of Income (Loss) for the three-month periods ended June 30, 2023 and 2022, respectively. The Company recognized losses of $2,949 and $10,577 related to the foreign exchange contracts that are not accounted for as hedging instruments within Other Expense (income), net, in the Consolidated Statements of Income (Loss) for the six month periods ended June 30, 2023 and 2022, respectively. Such losses were substantially offset by net gains recorded on the underlying hedged asset or liability (the "underlying"). Offsetting net gains on the underlying are also recorded within Other expense (income), net.

The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. Other financing cash flows during the six month periods ended June 30, 2023 and 2022, as presented on the Condensed Consolidated Statements of Cash Flows, include $1,176 and $8,690, respectively, of net cash payments related to the settlement of foreign currency hedges related to intercompany financing.

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

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis as of June 30, 2023 and December 31, 2022:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Asset derivatives	$8,700	$—	$8,700	$—
Liability derivatives	(2,514)	—	(2,514)	—
Bank acceptances	11,387	—	11,387	—
Rabbi trust assets	2,177	2,177	—	—
Total	$19,750	$2,177	$17,573	$—

December 31, 2022
Asset derivatives	$8,856	$—	$8,856	$—
Liability derivatives	(1,023)	—	(1,023)	—
Bank acceptances	13,260	—	13,260	—
Rabbi trust assets	2,104	2,104	—	—
Total	$23,197	$2,104	$21,093	$—

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

11. Pension and Other Postretirement Benefits

Pension and other postretirement benefits (income) cost consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Pensions	2023	2022	2023	2022
Service cost	$577	$1,328	$1,350	$2,883
Interest cost	4,801	3,434	9,696	6,868
Expected return on plan assets	(7,449)	(7,257)	(14,983)	(14,538)
Amortization of prior service cost	83	99	170	207
Amortization of actuarial losses	420	3,518	838	6,657
Curtailment gain	(668)	—	(668)	—
Settlement gain	(731)	—	(731)	—
Special termination benefits	—	—	—	136
Net periodic benefit (income) cost	$(2,967)	$1,122	$(4,328)	$2,213

	Three Months Ended June 30,		Six Months Ended June 30,
Other Postretirement Benefits	2023	2022	2023	2022
Service cost	$6	$15	$19	$39
Interest cost	274	203	560	409
Amortization of prior service cost	2	9	5	18
Amortization of actuarial (gains) losses	(47)	(1)	(73)	(1)
Net periodic benefit cost	$235	$226	$511	$465

The service cost component of net periodic benefit cost is included within Cost of sales and Selling and administrative expenses. The components of net periodic benefit (income) cost other than the service cost component are included in Other income (expense) on the Condensed Consolidated Statements of Income (Loss). See Note 13.

In July 2022, the Company authorized restructuring actions, which resulted in pension curtailment and settlement gains of $668 and $476, respectively, during the three months ended June 30, 2023. See Note 16.

In February 2023, the Company elected to freeze the benefits associated with one of its U.S-based defined benefit pension plans. The action was approved in February and future benefits are scheduled to cease effective December 31, 2023. Pursuant to the applicable accounting guidance, the Company performed an interim remeasurement of its pension plan assets and obligations and recognized a curtailment gain as of January 31, 2023, represented by a $11,324 of non-cash after-tax increase in stockholders equity (through other non-owner changes to equity). This increase in stockholders equity resulted from favorable variances between expected and actual returns on pension plan assets and the net incremental change in the benefit obligation as a result of the elimination of future benefit accruals, partially offset by the impacts of changes in actuarial assumptions, primarily a decrease in discount rates.

12. Income Taxes

The Company's effective tax rate for the first half of 2023 was 21.8% compared with (267.2)% in the first half of 2022 and 64.7% for the full year 2022. The decrease in the effective tax rate in the first half of 2023 as compared with the rate for the full year 2022 is primarily due to the absence of a goodwill impairment charge of $68,194, which was not tax deductible for book purposes. Additional drivers causing the decrease in the effective tax rate in the first half of 2023, as compared with the full year 2022 rate, include a reduction of disallowed expenses related to Section 162(m) for covered employee’s compensation, a lower impact of GILTI tax and a favorable mix of non-U.S. earnings.

The Aerospace and Industrial segments have a number of multi-year tax holidays in China, Malaysia and Singapore. The China holiday was granted in 2021 and provides for a corporate income tax of 15% for the approved businesses. The China holiday runs for a three-year period ending December 31, 2023. It is anticipated that the company will re-apply for the China holiday in 2024. Aerospace was granted an income tax holiday for operations recently established in Malaysia. The Malaysia holiday commenced effective November 2020 (retroactively) and remains effective for a period of ten years. The Aerospace segment was granted additional tax holidays in Singapore under the Pioneer program in the fourth quarter of 2022. The Singapore holiday provides reduced tax rates for certain Aerospace programs manufactured at the Singapore location and will run through December 2025. All of the holidays are subject to the Company meeting certain commitments in the respective jurisdictions.

In October 2021, the Organization for Economic Co-operation and Development ("OECD") introduced an inclusive framework to address tax challenges arising from the digitalization of the economy through a two-pillar solution. One of the components of the solution is the implementation of a global minimum corporate tax rate of 15% for large multinational corporations (“Pillar Two”). The Company is currently evaluating the potential impact of Pillar Two on our Consolidated Financial Statements and related disclosures.

In August 2022, the U.S. government enacted tax legislation commonly referred to as the Inflation Reduction Act of 2022 (“IRA”). The IRA will impose a 1% excise tax on the fair market value of certain stock repurchased by a public traded company after December 31, 2022 and restored and modified certain tax-related energy incentives. The Company does not anticipate a material impact on our business, financial condition, results of operations or cash flow as a result of this change.

13. Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following tables set forth the changes in accumulated other comprehensive income (loss), net of tax, by component for the six month periods ended June 30, 2023 and 2022:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
December 31, 2022	$5,941	$(108,640)	$(117,801)	$(220,500)
Other comprehensive (loss) income before reclassifications	987	10,518	4,136	15,641
Amounts reclassified from accumulated other comprehensive income to the Condensed Consolidated Statements of Income (Loss)	(1,138)	(247)	—	(1,385)
Net current-period other comprehensive (loss) income	(151)	10,271	4,136	14,256
June 30, 2023	$5,790	$(98,369)	$(113,665)	$(206,244)

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
December 31, 2021	$160	$(112,307)	$(39,691)	$(151,838)
Other comprehensive income (loss) before reclassifications	3,206	586	(81,805)	(78,013)
Amounts reclassified from accumulated other comprehensive income to the Condensed Consolidated Statements of Income (Loss)	196	5,265	—	5,461
Net current-period other comprehensive income (loss)	3,402	5,851	(81,805)	(72,552)
June 30, 2022	$3,562	$(106,456)	$(121,496)	$(224,390)

The following table sets forth the reclassifications out of accumulated other comprehensive loss by component for the three month periods ended June 30, 2023 and 2022:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Cash flow hedges
Interest rate contracts	$988	$(94)	Interest expense
Foreign exchange contracts	(190)	(27)	Net sales
	798	(121)	Total before tax
	(194)	28	Tax (expense) benefit
	604	(93)	Net of tax

Pension and other postretirement benefit items
Amortization of prior service costs	$(85)	$(108)	(A)
Amortization of actuarial losses	(373)	(3,517)	(A)
Curtailment gain	241	—	(A)
Settlement gain	731	—	(A)
	514	(3,625)	Total before tax
	106	852	Tax benefit
	620	(2,773)	Net of tax

Total reclassifications in the period	$1,224	$(2,866)
(A) These accumulated other comprehensive income (loss) components are included within the computation of net periodic Pension and Other Postretirement Benefits cost. See Note 11.

The following table sets forth the reclassifications out of accumulated other comprehensive loss by component for the six month periods ended June 30, 2023 and 2022:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income (Loss)
	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash flow hedges
Interest rate contracts	$1,853	(260)	Interest expense
Foreign exchange contracts	(349)	3	Net sales
	1,504	(257)	Total before tax
	(366)	61	Tax benefit
	1,138	(196)	Net of tax

Pension and other postretirement benefit items
Amortization of prior service costs	$(175)	$(225)	(A)
Amortization of actuarial losses	(765)	(6,656)	(A)
Curtailment gain	241	—	(A)
Settlement gain	731	—	(A)
	32	(6,881)	Total before tax
	215	1,616	Tax benefit
	247	(5,265)	Net of tax

Total reclassifications in the period	$1,385	$(5,461)
(A) These accumulated other comprehensive income (loss) components are included within the computation of net periodic Pension and Other Postretirement Benefits cost. See Note 11.

14. Information on Business Segments

The Company is organized based upon the nature of its products and services and reports under two global business segments: Aerospace and Industrial. Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The Company has not aggregated operating segments for purposes of identifying these two reportable segments.

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
The following tables set forth information about the Company's operations by its two reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales
Industrial	$216,971	$212,115	$435,079	$423,787
Aerospace	122,015	109,153	239,272	209,864
Intersegment sales	(2)	—	(10)	—
Total net sales	$338,984	$321,268	$674,341	$633,651

Operating profit (loss)
Industrial(A)	$9,429	$(48,743)	$13,962	$(33,990)
Aerospace	16,580	20,556	35,331	36,916
Total operating profit (loss)	26,009	(28,187)	49,293	2,926
Interest expense	6,512	3,325	11,819	6,893
Other expense (income), net	(2,894)	(403)	(1,553)	1,226
Income (loss) before income taxes	$22,391	$(31,109)	$39,027	$(5,193)
(A) Industrial operating losses in the three and six-month periods ended June 30, 2022 include a $68,194 goodwill impairment charge.

	June 30, 2023	December 31, 2022
Assets
Industrial	$1,698,451	$1,680,415
Aerospace	606,262	590,598
Other (A)	135,966	142,717
Total assets	$2,440,679	$2,413,730
(A) "Other" assets include corporate-controlled assets, the majority of which are cash and cash equivalents and deferred tax assets.

15. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. The Company accrues its estimated exposure for warranty claims at the time of sale based upon the length of the warranty period, historical experience and other related information known to the Company. Liabilities related to product warranties and extended warranties were not material as of June 30, 2023 and December 31, 2022.

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

Supplier Finance Programs

The Company participates in a Supplier Finance Program (the "Program") under which it agrees to pay a third-party finance provider the stated amount of confirmed invoices from participating suppliers based on the original invoice due date. Suppliers, at their sole discretion, may elect to finance confirmed invoices prior to their scheduled due date at a discounted price with the Company's third-party finance provider. Outstanding obligations related to the Program were not material as of June 30, 2023 and December 31, 2022. These obligations were recorded within Accounts Payable on the Condensed Consolidated Balance Sheets. The Company does not have any assets nor any other forms of guarantees pledged as security to the third-party finance provider as part of the Program.

Pending Acquisition

On June 5, 2023, the Company entered into the Agreement with MB Aerospace Group Holdings Limited, a Cayman Islands limited company. Pursuant to the Agreement, subject to the terms and conditions set forth therein, the Company agreed to acquire MB Aerospace, a leading provider of precision aero-engine component manufacture and repair services serving major aerospace and defense engine OEMs, tier 1 suppliers, and MRO providers by acquiring all the issued and outstanding capital stock of MB Aerospace Holdings Inc., a Delaware corporation, along with such entity’s subsidiaries for an aggregate purchase price of $740,000, payable in cash, subject to customary and specified closing adjustments, as set forth in the Agreement. The closing of the Transaction is subject to certain customary closing conditions and is expected to close by the end of 2023. Approximately $15,000 of pre-tax financial and advisory fees related to the Transaction are contingent upon a successful close.

16. Business Reorganizations

In July 2022, the Company authorized restructuring actions (“2022 Actions”) focused on the consolidation of two manufacturing sites and a number of branch offices and changes in infrastructure to eliminate certain roles across a number of locations in the Industrial segment businesses. Resulting pre-tax charges of $17,986 were recorded in the second half of 2022. Of the aggregate, $11,880 related to employee termination costs, primarily employee severance and other termination benefits, which are expected to be paid in cash by the end of 2023 and which were recorded within Selling and administrative expenses. The remaining $6,106 primarily related to $3,186 of accelerated depreciation of assets and $1,417 of pension curtailment losses and special termination benefits which were recorded in Cost of sales and Other expense (income), net, respectively. During the second quarter of 2023, additional pre-tax charges of $1,974, including $796 of accelerated depreciation of assets and $2,108, primarily related to transfer of work charges, were recorded within Cost of sales, $214 of special employee termination benefits, were recorded within Selling and administrative expenses, and $1,144 of pension settlement and curtailment gains were included within Other income (expense), net, in the accompanying Condensed Consolidated Statements of Income (Loss). During the first half of 2023, additional pre-tax charges of $5,964, including $2,389 of accelerated depreciation of assets and $3,961, primarily related to transfer of work charges, were recorded within Cost of sales, $758 of special employee termination benefits, were recorded within Selling and administrative expenses, and $1,144 of pension curtailment and settlement gains recorded were included within Other income (expense), net, in the accompanying Condensed Consolidated Statements of Income (Loss). A corresponding liability of $6,302, per below, related to the employee termination costs remained and was included within accrued liabilities as of June 30, 2023. The Company expects to incur additional costs of approximately $2,000 in 2023 related to the 2022 Actions, including approximately $1,000 of additional accelerated depreciation and $1,000 of transfer of work charges. Of this $2,000, approximately $1,000 is payable in cash. The 2022 Actions are expected to be predominately completed in 2023.
The following table sets forth the change in the liability for the employee termination benefits related to the 2022 Actions:

December 31, 2022	$10,900
Employee severance and other termination benefits	(184)
Payments	(4,414)
June 30, 2023	$6,302

In April 2023, the Company authorized additional restructuring actions (“2023 Actions”) focused on manufacturing footprint optimization, including the consolidation of manufacturing sites and optimization of production. The 2023 Actions include the geographic transfer of certain programs within both the Industrial and Aerospace segments and changes in infrastructure to drive improvements and efficiencies in business processes, including the elimination of certain roles across several locations. Resulting pre-tax charges of $9,519 were recorded in the second quarter of 2023. Of the aggregate, $9,163 related to employee termination costs, primarily employee severance and other termination benefits, which are expected to be paid in cash by the end of 2025 and which were recorded within Selling and administrative Expenses. The remaining $356 primarily related to accelerated rent expenses and consulting fees, which were recorded within Selling and administrative expenses, in the accompanying Condensed Consolidated Statements of Income (Loss). Of the aggregate charges recorded, $9,294 was reflected within the results of the Industrial segment and $225 was reflected within the results of the Aerospace segment. A corresponding liability of $9,024, per below, related to the employee termination costs remained and was included within accrued liabilities as of June 30, 2023. The Company expects to incur additional costs of approximately $7,000 in 2023 related to the 2023 Actions, including approximately $4,000 of additional severance and other termination benefits related to the Aerospace segment and $3,000 of additional transfer of work charges and other restructuring costs related to the Industrial segment, all of which is payable in cash. The Company also expects to incur additional costs beyond 2023 of approximately $12,000 related to the 2023 Actions, which are primarily related to transfer of work charges. Of the aggregate, approximately $8,000 and $4,000 relate to the Aerospace and Industrial segments, respectively. The 2023 Actions are expected to be completed throughout multiple periods, with completion in 2025.

The following table sets forth the change in the liability for the employee termination benefits related to the 2023 Actions:

December 31, 2022	$—
Employee severance and other termination benefits	9,163
Payments	(139)
June 30, 2023	$9,024

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

Second Quarter Highlights

The Company reported net sales of $339.0 million in the second quarter of 2023, an increase of $17.7 million or 5.5% from the second quarter of 2022. Organic sales increased by $16.3 million, or 5.1%, including an increase of $12.9 million, or 11.8%, at Aerospace, and an increase of $3.4 million, or 1.6%, at Industrial. The year-over-year increase at Aerospace was driven by volume increases within both the Aerospace Aftermarket and the Aerospace Original Equipment Manufacturing ("OEM") businesses, reflecting continued strength in aerospace end markets. From an Industrial standpoint, the year-over-year increase was driven primarily by favorable pricing initiatives within each of the businesses. The weakening of the U.S. dollar against foreign currencies increased net sales within the Industrial segment by approximately $1.5 million. Operating margins improved from (8.8)% in the 2022 period to 7.7% in the current period, largely a result of the absence of a $68.2 million goodwill impairment charge that occurred in the prior year period, partially offset by $13.9 million of restructuring and transformation related charges and $3.6 million of acquisition transaction costs related to the planned acquisition of MB Aerospace Group Holdings Limited (see below).

On June 5, 2023, the Company entered into a Stock Purchase Agreement (the “Agreement”) with MB Aerospace Group Holdings Limited, a Cayman Islands limited company. Pursuant to the Agreement, subject to the terms and conditions set forth therein, the Company agreed to acquire MB Aerospace ("MB Aerospace"), a leading provider of precision aero-engine component manufacture and repair services serving major aerospace and defense engine OEMs, tier 1 suppliers, and, maintenance, repair and overhaul ("MRO") providers by acquiring all the issued and outstanding capital stock of MB Aerospace Holdings Inc., a Delaware corporation, along with such entity’s subsidiaries (the “Transaction”) for an aggregate purchase price of $740.0 million, payable in cash, subject to customary and specified closing adjustments, as set forth in the Agreement. The closing of the Transaction is subject to certain customary closing conditions and is expected to close by the end of 2023. See Note 16 of the Condensed Consolidated Financial Statements.

Impact of Macroeconomic Trends and Management Actions

Several macroeconomic trends continue to present challenges across our businesses during 2023, including inflationary pressures, primarily related to labor and raw material costs, as well as increased utility costs. Management has taken several actions to mitigate the impacts of these costs. In addition to taking pricing actions to recover costs, the Company has remained focused on cost management and productivity initiatives to mitigate these impacts. Management also continues to focus on driving core business execution through revenue growth, margin expansion and new business development. More recently, management attention has been directed towards integrating our existing businesses, consolidating operations and facilities where appropriate, and rationalizing operational costs and investments; all with the goal of improving profitability and return on invested capital.

In July 2022, management commenced a systematic multi-phased initiative to significantly reduce costs and integrate the Company's operations, decreasing complexity and focusing on improved performance across Industrial. More specifically, at this time, the Company announced a restructuring program to further reduce costs within the Industrial segment and, more broadly, transform our businesses in response to macroeconomic disruptions. Additional actions were subsequently announced in October 2022 and April 2023, with targeted annualized savings in excess of $50 million. See Note 16 of the Condensed Consolidated Financial Statements for additional discussion. Effective January 1, 2023, the Company combined its Force & Motion Control and Engineered Components businesses to form a single new strategic business unit named Motion Control Solutions. The formation of Motion Control Solutions aligns with management's “Integrate, Consolidate & Rationalize” initiative as we continue to transform the Company. During the first quarter of 2023, management also took actions to reduce costs associated with one of its U.S-based defined benefit pension plans (see Note 11 of the Condensed Consolidated Financial Statements).

RESULTS OF OPERATIONS

Net Sales

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2023	2022	Change		2023	2022	Change
Industrial	$217.0	$212.1	$4.9	2.3%	$435.1	$423.8	$11.3	2.7%
Aerospace	122.0	109.2	12.9	11.8%	239.3	209.9	29.4	14.0%
Total	$339.0	$321.3	$17.7	5.5%	$674.3	$633.7	$40.7	6.4%

The Company reported net sales of $339.0 million in the second quarter of 2023, an increase of $17.7 million from the second quarter of 2022. Organic sales increased by $16.3 million, or 5.1%, including increases of $12.9 million and $3.4 million at Aerospace and Industrial, respectively. The year-over-year increase at Aerospace was driven by volume increases within both the Aerospace Aftermarket and the Aerospace OEM businesses, reflecting the ongoing recovery in aerospace end markets. From an Industrial standpoint, the year-over-year increase was driven by favorable pricing actions within each of the businesses. The weakening of the U.S. dollar against foreign currencies increased net sales within the Industrial segment by approximately $1.5 million.

The Company reported net sales of $674.3 million in the first half of 2023, an increase of $40.7 million, or 6.4%, from the first half of 2022. Organic sales in the first half of 2023 increased by $45.1 million, driven by an increase of $29.4 million at Aerospace and an increase of $15.7 million at Industrial. The increase at Aerospace was driven by sales growth across both businesses. From an Industrial standpoint, the year-over-year increase was driven by higher volumes within the Molding Solutions and Automation businesses, and by favorable pricing actions. The strengthening of the U.S. dollar against foreign currencies decreased net sales within the Industrial segment by approximately $4.4 million.

Expenses and Operating Income

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2023	2022	Change		2023	2022	Change
Cost of sales	$224.6	$212.8	$11.9	5.6%	$450.9	$419.9	$30.9	7.4%
% sales	66.3%	66.2%			66.9%	66.3%
Gross profit (1)	$114.4	$108.5	$5.8	5.4%	$223.5	$213.7	$9.8	4.6%
% sales	33.7%	33.8%			33.1%	33.7%
Selling and administrative expenses	$88.4	$68.5	$19.8	29.0%	$174.2	$142.6	$31.6	22.2%
% sales	26.1%	21.3%			25.8%	22.5%
Goodwill impairment charge	$—	$68.2	$(68.2)	NM	$—	$68.2	$(68.2)	NM
% sales	—%	21.2%			—%	10.8%
Operating income (loss)	$26.0	$(28.2)	$54.2	NM	$49.3	$2.9	$46.4	1,584.7%
% sales	7.7%	(8.8)%			7.3%	0.5%
NM - Not Meaningful
(1) Sales less cost of sales    .

Cost of sales in the second quarter of 2023 increased 5.6% from the 2022 period and gross profit margin slightly decreased from 33.8% in the 2022 period to 33.7% in the 2023 period. Gross profit margins improved at Industrial and declined at Aerospace. Within Industrial, gross profit and gross profit margin increased primarily as a result of pricing actions taken by the business, combined with favorable productivity. Within Aerospace, an unfavorable product mix within the OEM business and unfavorable productivity, partially offset by higher sales volumes, contributed to a decrease in gross profit margin during the second quarter of 2023. As well, $3.0 million of pre-tax charges related to restructuring and transformation related actions (aggregate of $13.9 million, including selling and administrative costs) impacted gross profit across the segments. Selling and administrative expenses in the second quarter of 2023 increased 29.0% from the 2022 period, whereas sales increased by 5.5% between the comparable 2023 and 2022 periods. As a percentage of sales, selling and administrative costs increased from

21.3% in the second quarter of 2022 to 26.1% in the 2023 period. The increase in selling and administrative costs as a percentage of sales was primarily driven by $10.9 million of pre-tax charges related to restructuring and transformation related actions (aggregate of $13.9 million), $3.6 million of acquisition transaction costs and $2.6 million of due diligence costs. A goodwill impairment charge of $68.2 million was recorded within the Automation reporting unit during the second quarter of 2022, following deteriorating macro economic conditions and rising interest rates. Operating results in the second quarter of 2023 resulted in an operating income of $26.0 million, compared with second quarter operating loss of $28.2 million in 2022, and operating income (loss) margin increased from (8.8)% to 7.7%, driven by the items noted above. Excluding the goodwill impairment charge, operating profit and operating margin during the second quarter of 2022 were $40.0 million and 12.5%, respectively.

Cost of sales in the first half of 2023 increased 7.4% from the 2022 period, while gross profit margin decreased from 33.7% in the 2022 period to 33.1% in the 2023 period. Gross profit margins remained flat at Industrial and declined at Aerospace. Within Industrial, gross profit and gross profit margin remained flat primarily as a result of pricing actions taken by the business, offset by unfavorable productivity, in part caused by inflationary pressures. Within Aerospace, an unfavorable product mix within the OEM business and unfavorable productivity, partially offset by higher sales volumes, contributed to a decrease in gross profit margin during the first half of 2023. As well, $6.3 million of pre-tax charges related to restructuring and transformation related actions (aggregate of $27.8 million, including selling and administrative costs) impacted gross profit across the segments. Selling and administrative expenses in the first half of 2023 increased 22.2% from the 2022 period, whereas sales increased by 6.4% between the comparable 2022 and 2023 periods. As a percentage of sales, selling and administrative costs increased from 22.5% in the first half of 2022 to 25.8% in the 2023 period. The increase in selling and administrative costs as a percentage of sales was primarily driven by $21.5 million of pre-tax charges related to restructuring and transformation related actions (aggregate of $27.8 million), $3.6 million of acquisition transaction costs, and $3.3 million of due diligence costs. The goodwill impairment charge of $68.2 million related to the Automation reporting unit impacted operating results during the first half of 2022. Operating income in the first half of 2023 was $49.3 million, compared with first half operating income of $2.9 million in 2022, and operating income margin increased from 0.5% in the 2022 period to 7.3% in the 2023 period, primarily driven by the goodwill impairment charge and the additional items noted above. Excluding the goodwill impairment charge, operating profit and operating margin during the first half of 2022 were $71.1 million and 11.2%, respectively.

Interest expense

Interest expense increased by $3.2 million in the second quarter of 2023 and by $4.9 million in the first half of 2023 as compared with prior year periods, primarily a result of higher average interest rates, partially offset by decreased average borrowings during the period.

Other expense (income), net

Other expense (income), net in the second quarter of 2023 was $(2.9) million compared to $(0.4) million in the second quarter of 2022. This increase in income was primarily driven by income in the other components of net periodic benefit costs of $3.3 million in the second quarter of 2023, related to pension and other postretirement benefits. Other expense (income), net in the first half of 2023 was $(1.6) million compared to $1.2 million in the first half of 2022. This decrease in expense was also primarily driven by income in the other components of net periodic benefit costs of $5.2 million in the first half of 2023 compared with income in the other components of net periodic benefit costs of $0.2 million in the first half of 2022. Other expense (income) also includes foreign currency losses of $2.3 million in the first half of 2023 compared to foreign currency gains of $0.7 million in the first half of 2022.

Income Taxes

The Company's effective tax rate for the first half of 2023 was 21.8% compared with (267.2)% in the first half of 2022 and 64.7% for the full year 2022. The decrease in the effective tax rate in the first half of 2023 as compared with the rate for the full year 2022 is primarily due to the absence of a goodwill impairment charge of $68.2 million, which was not tax deductible for book purposes. Additional drivers causing the decrease in the effective tax rate in the first half of 2023, as compared with the full year 2022 rate, include a reduction of disallowed expenses related to Section 162(m) for covered employee’s compensation, a lower impact of GILTI tax and a favorable mix of non-U.S. earnings.

The Aerospace and Industrial segments have a number of multi-year tax holidays in China, Malaysia and Singapore. The China holiday was granted in 2021 and provides for a corporate income tax of 15% for the approved businesses. The China holiday runs for a three-year period ending December 31, 2023. It is anticipated that the Company will re-apply for the China holiday in 2024. Aerospace was granted an income tax holiday for operations recently established in Malaysia. The Malaysia holiday commenced effective November 2020 (retroactively) and remains effective for a period of ten years. The Aerospace segment was granted additional tax holidays in Singapore under the Pioneer program in the fourth quarter of 2022. The Singapore holiday provides reduced tax rates for certain Aerospace programs manufactured at the Singapore location and will run through December 2025. All of the holidays are subject to the Company meeting certain commitments in the respective jurisdictions.

In October 2021, the Organization for Economic Co-operation and Development ("OECD") introduced an inclusive framework to address tax challenges arising from the digitalization of the economy through a two-pillar solution. One of the components of the solution is the implementation of a global minimum corporate tax rate of 15% for large multinational corporations (“Pillar Two”). The Company is currently evaluating the potential impact of Pillar Two on our Consolidated Financial Statements and related disclosures.

In August 2022, the U.S. government enacted tax legislation commonly referred to as the Inflation Reduction Act of 2022 (“IRA”). The IRA will impose a 1% excise tax on the fair market value of certain stock repurchased by a public traded company after December 31, 2022 and restored and modified certain tax-related energy incentives. The Company does not anticipate a material impact on our business, financial condition, results of operations or cash flow as a result of this change.

Income (loss) and Income (loss) per Share

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except per share)	2023	2022	Change		2023	2022	Change
Net income (loss)	$17.4	$(39.6)	$56.9	NM	$30.5	$(19.1)	$49.6	NM
Net income (loss) per common share:
Basic	$0.34	$(0.78)	$1.12	NM	$0.60	$(0.37)	$0.97	NM
Diluted	0.34	(0.78)	1.12	NM	0.60	(0.37)	0.97	NM
Weighted average common shares outstanding:
Basic	51.1	51.0	—	0.1%	51.0	51.0	—	—%
Diluted	51.2	51.0	0.2	0.4%	51.2	51.0	0.2	0.5%
NM - Not Meaningful

Basic and diluted net income (loss) per common share increased from the three and six months periods ended June 30, 2023 as compared to 2022 due to the increase in net income for the period. Basic and diluted weighted average common shares outstanding were consistent for the periods and were only slightly impacted by the repurchase of 200,000 shares during the second quarter of 2022 as part of the Company's publicly announced Repurchase Program (as defined herein) as well as the issuance of additional shares for employee stock plans.

Financial Performance by Business Segment

Industrial

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2023	2022	Change		2023	2022	Change
Sales	$217.0	$212.1	$4.9	2.3%	$435.1	$423.8	$11.3	2.7%
Operating profit (loss)	9.4	(48.7)	58.2	NM	14.0	(34.0)	48.0	NM
Operating margin	4.3%	(23.0)%			3.2%	(8.0)%
NM - Not Meaningful

Sales at Industrial were $217.0 million in the second quarter of 2023, a $4.9 million, or 2.3%, increase from the second quarter of 2022. Organic sales increased by $3.4 million, or 1.6%, during the 2023 period, primarily driven by favorable pricing actions within each of the businesses. Foreign currency increased sales on a year-over-year basis by approximately $1.5 million as the U.S. dollar weakened against foreign currencies. During the first half of 2023, this segment reported sales of $435.1 million, a 2.7% increase from the first half of 2022. Organic sales increased by $15.7 million, or 3.7%, during the 2022 period, a result of higher volumes within the Molding Solutions and Automation businesses, and favorable pricing initiatives. Foreign currency decreased sales by approximately $4.4 million as the U.S. dollar strengthened against foreign currencies.

Operating results at Industrial increased from an operating loss of $48.7 million in the second quarter of 2022 to an operating profit of $9.4 million in the second quarter of 2023, primarily as a result of the absence of the $68.2 million goodwill impairment charge recorded by the segment during the 2022 period. Excluding the goodwill impairment charge, operating profit during the second quarter of 2022 was $19.5 million. Operating results were impacted by $13.4 million of pre-tax charges related to restructuring and transformation related actions recorded by the segment in the second quarter of 2023 and $1.7 million of due diligence costs allocated to the segment. Pricing and procurement actions taken by the Company in response to inflationary pressures and increased global sourcing costs provided a recovery of approximately $7.0 million during the second quarter of 2023. Operating results were also impacted by favorable productivity. Operating margin improved from (23.0)% in the 2022 period to 4.3% in the 2023 period, primarily as a result of the items describe above. The operating profit in the first half of 2023 was $14.0 million, as compared with an operating loss of $34.0 million in the first half of 2022, driven also by the absence of the $68.2 million goodwill impairment charge, partially offset by $25.5 million of pre-tax charges related to restructuring and transformation actions and $2.1 million of due diligence costs allocated to the segment. Excluding the goodwill impairment charge, operating profit during the first half of 2022 was $34.2 million. Pricing and procurement actions taken by the Company in response to inflationary pressures and increased global sourcing costs provided a recovery of approximately $13.0 million during first half of 2023. Operating margin increased from (8.0)% in the 2022 period to 3.2% in the 2023 period, primarily a result of the items described above. Excluding the goodwill impairment charge, Industrial operating margin during the first half of 2022 was 8.1%.

Outlook: In Industrial, management remains focused on generating organic sales growth through expanded go-to-market strategies, which includes additional sales and marketing resources and the introduction of new products and services to comprehensively leverage the Company's full product portfolio with customers in our global industrial end-markets. Our end markets remain impacted by continuing economic headwinds that include inflationary pressures. Sales within Europe improved on a year-over-year basis and remained flat within North America, however sales within China declined on a year-over-year basis. Order rates declined on a year-over-year basis within China and remained flat within Europe, albeit improved on a year-over-year basis within North America. For overall industrial end-markets, the manufacturing Purchasing Managers' Index ("PMI") remained below 50 in the United States and Europe, however, China ended the first half of 2023 above 50. Our customers and the markets we serve may impose emissions reduction or other environmental standards and requirements, including our conventional fuel-based automotive markets, thereby impacting sales volumes within our automotive end markets. Management also tracks closely the impact of pricing changes and lead times on raw materials and freight, given the continued ongoing pressure of supply chain constraints. Within our Molding Solutions business, the global medical end market softened during the current quarter, although we expect medical to remain strong over the longer term given an aging population and expanded medical applications. Orders within the personal care end market improved both on a year-over-year basis and on a sequential basis in the second quarter. Sales volumes at certain of our businesses is dependent upon the need for equipment used in plastic injection molding markets, which may be significantly influenced by the demand for plastic products, the capital investment needs of companies in the plastic injection molding and plastics processing industries, changes in technological advances and changes in laws or regulations such as those related to single-use plastics, product and packaging composition, and recycling. Automation orders softened both on a year-over-year basis and on a sequential basis during the current quarter. To the extent that the U.S. dollar fluctuates relative to other foreign currencies, our sales may be impacted relative to the prior year periods. The relative impact on operating profit is not expected to be as significant as the impact on sales as most of our businesses have expenses primarily denominated in local currencies, where their revenues reside, however operating margins may be impacted. Management is focused on sales growth through customer engagement, innovation and expanding geographic reach. Strategic investments in new technologies, manufacturing processes and product development are expected to provide benefits over the long term, and management continues to evaluate such opportunities.

The Company is focused on the proactive management of costs to increase competitiveness and to mitigate the ongoing impacts of the current macroeconomic environments, including the continuing risks of supply chain constraints and broad based inflation on operating profit. Management also remains focused on strategic investments and new product and process introductions, as well as driving productivity. The Company continues to manage its cost structure to align with the intake of orders and sales given remaining uncertainty within certain end-markets. In July 2022, management commenced a systematic multi-phased restructuring initiative (the "Actions") to significantly reduce costs and integrate the Company's operations, decreasing complexity and focusing on improved performance across Industrial. During the first phase of the Actions, authorized in July 2022, management focused on the consolidation of two manufacturing sites and a number of branch offices, and changes in infrastructure to eliminate certain roles across a number of locations in the Industrial segment businesses. The second phase of the Actions commenced during October 2022, resulting in the consolidation of operating locations to drive efficiencies within the businesses. Collectively, the first and second phase of the Actions are expected to reduce annualized costs by approximately $26.0 million within the Industrial segment, with an estimated cost of $29.0 million. The third phase of the Actions, authorized in April 2023, focused on manufacturing footprint optimization, including the consolidation of manufacturing sites and optimization of production. The third phase of the Actions include the geographic transfer of certain programs within the Industrial segment and changes in infrastructure to drive improvements and efficiencies in business processes. The pre-tax charges associated with the third phase of the Actions are expected to approximate $16.0 million within the segment. Management will continue to explore opportunities for additional cost savings, while working closely with vendors and customers as it relates to the timing of deliveries and pricing initiatives. Operating profit may continue to be impacted by changes in sales volume, mix and pricing, inflation, labor costs, utility cost, and the levels of investments in growth and innovation that are made within each of the Industrial businesses. Operating profit may also be impacted by enactment of or changes in tariffs, trade agreements and trade policies that may affect the cost, lead times and/or availability of goods, including but not limited to, steel and aluminum. Costs associated with new product and process introductions, restructuring and other cost initiatives, and strategic investments may negatively impact operating profit.

Aerospace

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2023	2022	Change		2023	2022	Change
Sales	$122.0	$109.2	$12.9	11.8%	$239.3	$209.9	$29.4	14.0%
Operating profit	16.6	20.6	(4.0)	(19.3)%	35.3	36.9	(1.6)	(4.3)%
Operating margin	13.6%	18.8%			14.8%	17.6%

The Aerospace segment reported sales of $122.0 million in the second quarter of 2023, an 11.8% increase from the second quarter of 2022. Sales increased 8.4% and 17.7% within the OEM and Aftermarket businesses, respectively, relative to the comparable 2022 period. The year-over-year increase in OEM sales was driven primarily by continued growth within narrow-body airframe production. Sales within the Aftermarket Maintenance Repair and Overhaul ("MRO") and spare parts businesses also improved during the second quarter of 2023 relative to the comparable period as airline traffic and aircraft utilization have continued to ramp. During the first half of 2023, the Aerospace segment reported sales of $239.3 million, a 14.0% increase from the first half of 2022, also driven by volume growth within each of the Aerospace businesses. Sales within the segment are largely denominated in U.S. dollars and therefore were not significantly impacted by changes in foreign currency.

Operating profit at Aerospace in the second quarter of 2023 decreased 19.3% from the second quarter of 2022 to $16.6 million. Operating results were impacted by $3.6 million of pre-tax acquisition transaction costs related to the planned acquisition of MB Aerospace, $1.0 million of due diligence costs allocated to the segment, $0.6 million of restructuring and transformation-related charges, an unfavorable product mix within the OEM business and unfavorable productivity, partially offset by higher sales volumes. Operating margin decreased from 18.8% in the 2022 period to 13.6% in the 2023 period, largely as a result of these items. Operating profit in the first half of 2023 decreased 4.3% from the first half of 2022 to $35.3 million, driven by the items described above, $1.2 million of due diligence costs allocated to the segment and $2.3 million of restructuring and transformation-related charges that were recorded in the first half of 2023. Operating margin decreased from 17.6% to 14.8% in the first half of 2023, primarily a result of these items.

Outlook: Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the worldwide economy and are supported by its order backlog through participation in certain strategic commercial and defense-related engine and airframe programs. OEM sales grew in 2023 relative to the comparable 2022 period, as customer aircraft production schedules continue to ramp. The Company expects that the OEM business will see a continued strength in demand for its manufactured components as narrow body airframe production remains strong, whereas wide body airframe production, albeit improving, remains below pre-pandemic levels. Aerospace management continues to work with customers to evaluate engine and airframe build schedules, giving management the ability to react timely to such changes. Management is working closely with suppliers to align raw material schedules with production requirements. Management also remains focused on labor and supply chain constraints that continue to impact the business, on executing long-term agreements, and expanding our share of production on key programs. Backlog at OEM was $804.8 million at June 30, 2023, an increase of 7.3% since December 31, 2022, at which time backlog was $750.1 million. Approximately 50% of OEM backlog is expected to be recognized over the next 12 months. The Aerospace OEM business may also be impacted by changes in the content levels on certain platforms, changes in customer sourcing decisions, adjustments to customer inventory levels, labor and commodity availability (including the availability of commodities such as titanium sourced in Russia) and pricing, vendor sourcing capacity and the use of alternate materials. Additional impacts may include the redesign of parts, quantity of parts per engine, cost schedules agreed to under contract with the engine and airframe manufacturers, as well as the pursuit and duration of new programs. Fluctuations in fuel costs, interest rates, and potential changes in regulatory requirements could impact airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the value associated with new fuel-efficient technologies and targets established by airlines to reduce greenhouse gas emissions.

The Aerospace Aftermarket business continues to demonstrate strong signs of recovery as airline traffic and aircraft utilization improve, aircraft are being removed from storage and placed into service and airlines begin to return to profitability. Domestic and international passenger traffic have improved as significant health and travel restrictions have been lifted with continued growth forecasted throughout 2023. Freight-related air traffic remains solid. Sales in the Aerospace Aftermarket business may continue to be impacted by inventory management and changes in customer sourcing, deferred or limited maintenance activity during engine shop visits and the use of surplus (used) material during the engine repair and overhaul process. Management believes that its Aerospace Aftermarket business continues to be competitively positioned based on well-established long-term customer relationships, including maintenance and repair contracts in the MRO business and long-term Revenue Sharing Programs ("RSPs") and Component Repair Programs ("CRPs"). The MRO business may also be impacted by airlines electing to closely manage their aftermarket costs as engine performance and quality improves. Fluctuations in fuel costs and potential changes in regulatory requirements and their corresponding impacts on airline profitability and behaviors within the aerospace industry could also impact levels and frequency of aircraft maintenance and overhaul activities, and airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the economics associated with new fuel-efficient technologies.

Given the pressures on sales growth resulting from labor and supply chain constraints, the Company remains focused on proactive cost management and improved productivity to mitigate continued pressure on operating profit. In April 2023, the Company authorized the third phase of the Actions, with pre-tax charges expected to approximate $12.0 million within the Aerospace segment. Industry capacity remains partially constrained by the availability of skilled labor, although improvements were continuing to be recognized during the first half of 2023. Aerospace will continue to explore opportunities for additional productivity, including working closely with vendors and customers as it relates to the timing of deliveries and pricing initiatives. Management also remains focused on growth through strategic investments, acquisition and new product and process introductions. Driving productivity continues as a key initiative. Operating profit is expected to be affected by the impact of the changes in sales volume noted above, mix and pricing, particularly as they relate to the higher profit Aftermarket RSP spare parts business, and investments made in each of its businesses. Operating profits may also be impacted by potential changes in tariffs, trade agreements and trade policies that may affect the cost and/or availability of goods and labor constraints. Costs associated with new product and process introductions, the physical transfer of work to other global regions, additional productivity initiatives and restructuring activities may also negatively impact operating profit.

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

In October 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, as purchasers, for the issuance of $100.0 million aggregate principal amount of 3.97% senior notes due October 17, 2024 (the “3.97% Senior Notes”). The 3.97% Senior Notes are senior unsecured obligations of the Company and pay interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. The 3.97% Senior Notes will mature on October 17, 2024 unless earlier prepaid in accordance with their terms. Subject to certain conditions, the Company may, at its option, prepay all or any part of the 3.97% Senior Notes in an amount equal to 100% of the principal amount of the 3.97% Senior Notes so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The Note Purchase Agreement contains customary affirmative and negative covenants that are similar to the covenants required under the Existing Credit Agreement, as discussed below.

On February 10, 2021, the Company and certain of its subsidiaries entered into the sixth amended and restated senior unsecured revolving credit agreement (the "Existing Credit Agreement") and retained Bank of America, N.A. as the Administrative Agent for the lenders. The $1,000.0 million Existing Credit Agreement matures in February 2026 and includes an accordion feature to increase the borrowing availability of the Company to $1,250.0 million. Borrowings under the Existing Credit Agreement bore interest at either the Eurocurrency rate, as defined in the Existing Credit Agreement, plus a margin of 1.175% to 1.775% or the base rate, as defined in the Existing Credit Agreement, plus a margin of 0.175% to 0.775%, depending on the Company's leverage ratio at the time of the borrowing. Multi-currency borrowings, pursuant to the Existing Credit Agreement, bore interest at their respective interbank offered rate (i.e. Euribor) or 0.00% (higher of the two rates) plus a margin of between 1.175% and 1.775%. The Company's borrowing capacity is limited by various debt covenants in the Existing Credit Agreement, as described further below. The Existing Credit Agreement requires the Company to maintain a Senior Debt Ratio of not more than 3.25 times (or, if a permitted acquisition above $150.0 million is consummated, 3.50 times at the end of each of the first four fiscal quarters ending after the consummation of any such acquisition). In addition, the Existing Credit Agreement requires the Company to maintain a Total Debt Ratio of not more than 3.75 times for each fiscal quarter (or, if a permitted acquisition above $150.0 million is consummated, 4.25 times at the end of each of the first four fiscal quarters ending after the consummation of any such acquisition). A ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25 times, is required at the end of each fiscal quarter. The Existing Credit Agreement also contemplated the potential replacement of LIBOR (as defined below) with a successor financing rate, pursuant to the intent of the United Kingdom's Financial Conduct Authority to phase out use of LIBOR (see discussion below). The Company paid fees and expenses of $4.3 million in conjunction with executing the Existing Credit Agreement. Such fees have been deferred within Other assets on the Condensed Consolidated Balance Sheets and will be amortized into interest expense on the Condensed Consolidated Statements of Income (Loss) through its maturity. The Company subsequently amended the Existing Credit Agreement on October 11, 2021 (the "LIBOR Transition Amendment"), defining certain applicable multi-currency borrowing rates that may be used as replacement rates for LIBOR, which was expected to be discontinued by reference rate reform. See Note 2 of the Condensed Consolidated Financial Statements, as well as the discussion below.

On April 6, 2022, the Company entered into Amendment No. 1 to the Existing Credit Agreement (“Amendment No. 1”), which (i) replaced the LIBOR interest rate for U.S. dollar loans to a term Secured Overnight Financing Rate including a Secured Overnight Financing Rate adjustment (or "SOFR", as defined in the Existing Credit Agreement), (ii) added a daily SOFR option for U.S. dollar loans and a term SOFR option for U.S. dollar loans, and (iii) added the ability to borrow foreign swing line loans based on the Euro Short Term Rate ("€STR") (as defined) with the same interest spread as the interest spread for SOFR Loans (as defined) and Alternative Currency Loans (defined as loans denominated in Euro, Sterling, Swiss Francs or Yen). In addition, Amendment No. 1 lowered the interest rate spread on (i) SOFR Loans and Alternative Currency Loans to a range from 0.975% to 1.70%, depending on the leverage ratio (the “Leverage Ratio”) of Consolidated Total Debt (as defined) to Consolidated EBITDA (as defined) as of the end of each fiscal quarter, and (ii) loans based on the Base Rate (as defined), to a range from 0.00% to 0.70%, depending on the Company’s Leverage Ratio as of the end of each fiscal quarter. Amendment No. 1 also lowered the facility fee, which is required to be paid by the Company under the Existing Credit Agreement and is calculated on the full amount of the revolving facility, to a range from 0.15% to 0.30%, depending on the Company’s Leverage Ratio at the end of each fiscal quarter. In April 2022, the Company paid fees and expenses of $1.0 million in conjunction with executing Amendment No. 1. Such fees have been deferred within Other Assets on the Condensed Consolidated Balance Sheets and will be amortized into interest expense on the Condensed Consolidated Statements of Income (Loss) through the maturity of the Existing Credit Agreement.

The United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced its intent to phase out the use of LIBOR by December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified SOFR as its preferred benchmark alternative to U.S. dollar LIBOR. Published by the Federal Reserve Bank of New York, SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. The Company’s Existing Credit Agreement and corresponding interest rate swap were tied to LIBOR, with each maturing in February 2026. In March 2021, the ICE Benchmark Association announced that it would extend the publication of overnight, 1, 3, 6 and 12 month LIBOR rates until June 30, 2023, while ceasing publication of all other LIBOR rates including 1 week and 2 month rates. The Company's Existing Credit Agreement was further amended in October 2021 and in April 2022 to address the replacement of LIBOR which, as a result of the Company's contract amendments as discussed above, did not have a material impact on our business, financial condition, results of operations or cash flow.

At June 30, 2023, the Company was in compliance with all applicable covenants. The Company anticipates continued compliance in each of the next four quarters. The Company's most restrictive financial covenant is the Senior Debt Ratio, which required the Company to maintain a ratio of Consolidated Senior Debt to Consolidated EBITDA of not more than 3.25 times at June 30, 2023. The actual ratio at June 30, 2023 was 2.56 times, as defined.

On June 5, 2023, the Company entered into an Agreement with MB Aerospace Group Holdings Limited, a Cayman Islands limited company (See Commitments and Contingencies - Pending Acquisition). The Company agreed to acquire MB Aerospace by acquiring all the issued and outstanding capital stock of MB Aerospace Holdings Inc., a Delaware corporation, along with such entity’s subsidiaries for an aggregate purchase price of $740.0 million, payable in cash, subject to customary and specified closing adjustments, as set forth in the Agreement. In connection with entry into the Agreement, on June 5, 2023, the Company entered into the Second Amendment to Note Purchase Agreement (the “Second Amendment”) and Amendment No. 2 to Existing Credit Agreement ("Amendment No. 2") to facilitate the Transaction, as well as a commitment letter with Bank of America, N.A. and BofA Securities, Inc. (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties agreed to provide, subject to the satisfaction of customary closing conditions contained therein, a $1,000 million backstop senior secured revolving credit facility and a $700.0 million senior secured 364-day bridge loan facility ("Bridge Loan Facility"). The Bridge Loan Facility is only intended to be drawn to the extent that the Company has not obtained alternative financing prior to the closing of the Transaction. On June 22, 2023, in connection with the Transaction, the Company entered into Amendment No. 3 to Existing Credit Agreement (the “Amendment No. 3”). Upon the effectiveness of Amendment No. 3, the Existing Credit Agreement was amended (as amended, the “Effective Date Credit Agreement”) to, among other things, include customary “certain funds” provisions applicable to a portion of the revolving commitments in an amount equal to $300.0 million plus the amount needed for a redemption of the Company’s existing 3.97% Senior Notes due 2024. Upon the close of the Transaction, certain amendments to the Effective Date Credit Agreement will become effective (as amended, the “Closing Date Credit Agreement”) to permit the Transaction, including, among other things, to: (i) permit the assumption and/or incurrence of indebtedness and liens in connection with the Transaction; (ii) remove the Senior Debt Ratio in conjunction with the repayment of the Note Purchase Agreement (iii) increase the maximum leverage ratio to 5.50:1, subject to step-downs to (a) 5.00:1 beginning with the fiscal period ending June 30, 2024, (b) 4.50:1 beginning with the fiscal period ending December 31, 2024 and (c) 4.00:1 beginning with the fiscal period ending June 30, 2025, subject to a 0.50:1 step up in connection with permitted acquisitions on and after June 30, 2024; (iv) lower the minimum interest coverage ratio to 3.00:1; (v) grant the administrative agent (for the benefit of the secured lenders) a security interest in substantially all of the present and after-acquired assets of the Company and each guarantor (subject to certain exceptions); (vi) increase the Applicable Margin (as defined in the Closing Date Credit Agreement) to a range from 1.375% to 2.50% for €STR, SOFR, and alternative currency loans and to a range from 0.375% to 1.50% for base rate loans, in each case depending on the leverage ratio; and (vii) make certain other changes set forth therein.

Management repurchased 0.2 million shares of the Company's common stock under the Repurchase Program at a cost of $6.7 million during the first half of 2022. The Company did not repurchase any shares of the Company's common stock during the first half of 2023. Management will continue to evaluate additional repurchases based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. See "Part II - Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds".

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the Effective Date Credit Agreement and currently expects that its bank syndicate, comprised of 12 banks, will continue to support its Effective Date Credit Agreement, which matures in February 2026. At June 30, 2023, the Company had $537.3 million unused and available for borrowings under its $1,000.0 million Effective Date Credit Agreement, subject to covenants in the Company's debt agreements. At June 30, 2023, additional borrowings of $266.0 million of Total Debt including $154.0 million of Senior Debt would have been allowed under the financial covenants. The Company intends to use borrowings under its Effective Date Credit Agreement to support the Company's ongoing growth initiatives. While the Company continues to evaluate potential acquisition targets, it is now more narrowly assessing acquisitions, primarily with Aerospace, as evidenced by the execution of the Agreement with MB Aerospace on June 5, 2023. Management remains focused on driving core business execution and financial performance via the planned integration and consolidation actions described above. Upon the potential consummation of the Transaction, the Company expects that the banks that are party to Amendment No. 3 will support the Closing Date Credit Agreement. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements. See additional discussion above related to the Transaction and the Closing Date Credit Agreement. The Company maintains communication with its bank syndicate as it continues to monitor its cash requirements.

The Company had $8.0 million in borrowings under short-term bank credit lines at June 30, 2023.

The Company entered into an interest rate swap agreement (the "2017 Swap") with one bank, which converted the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The 2017 Swap expired on January 31, 2022. On March 24, 2021, the Company entered into a new interest rate swap agreement (the "2021 Swap") with this same bank that commenced on January 31, 2022 and that converted the interest on the first $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.17% plus the borrowing spread. On April 6, 2022, the Company entered into Amendment No. 1 to the Existing Credit Agreement, which replaced the LIBOR interest rate for U.S. dollar loans with the SOFR rate (see Note 8). As a result, the Company subsequently amended the 2021 Swap (the "Amended 2021 Swap"), effective April 30, 2022, such that the one-month SOFR-based borrowing rate replaced the one-month LIBOR-based borrowing rate. The Amended 2021 Swap, which will expire on January 30, 2026, converts the interest on the first $100.0 million of the Company's one-month SOFR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.075% plus the borrowing spread. The execution of the Amended 2021 Swap did not result in a material impact on our business, financial condition, results of operations or cash flow. The Amended 2021 Swap remained in place at June 30, 2023 and is accounted for as a cash flow hedge.

On July 19, 2023, the Company entered into an interest rate swap agreement (the "2023 Swap") with one bank that will commence on July 31, 2023 and will convert the interest on the first €150.0 million of the Company's Euribor-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 3.257% plus the borrowing spread. Per the 2023 Swap, €50.0 million will expire on July 31, 2026, with the remaining balance of €100.0 million expiring July 31, 2028. The 2023 Swap is accounted for as a cash flow hedge. The execution of the 2023 Swap did not result in a material impact on our business, financial condition, results of operations or cash flow. At June 30, 2023 and December 31, 2022, the Company's total borrowings were comprised of 35% fixed rate debt and 65% variable rate debt.

At June 30, 2023, the Company held $74.7 million in cash and cash equivalents, the majority of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions and, on a long-term basis, are expected to primarily fund international investments.

Cash Flow

	Six Months Ended June 30,
(in millions)	2023	2022	Change
Operating activities	$42.5	$8.5	$33.9
Investing activities	(22.2)	(15.1)	(7.1)
Financing activities	(24.1)	(24.4)	0.3
Exchange rate effect	(0.5)	(4.5)	4.0
Decrease in cash, cash equivalents and restricted cash	$(4.3)	$(35.4)	$31.1

Operating activities provided $42.5 million in the first six months of 2023 and provided $8.5 million in the first six months of 2022. The 2022 period included a use of cash for working capital of $46.7 million, with $26.7 million reflecting growth in inventories, compared to the 2023 period, which included a use of cash for working capital of $30.1 million, with $9.7 million reflecting continued growth in inventories. Inventory levels increased during the first six months of 2023 and 2022 primarily as a result of strategic builds to support customer demands, combined with the impact of inflation. Operating cash flows in the 2022 period were also negatively impacted by higher outflows for accrued liabilities, primarily related to incentive compensation, relative to payments made in 2023.

Investing activities used $22.2 million in the first six months of 2023 compared to $15.1 million in the first six months of 2022. Investing activities in the 2023 period included capital expenditures of $21.6 million compared to $13.5 million in the 2022 period. The Company expects capital spending in 2023 to approximate $50 million.

Financing activities in the first six months of 2023 included a net decrease in borrowings of $3.9 million compared to a net increase in borrowings of $8.3 million in the comparable 2022 period. Proceeds from the issuance of common stock were $0.2 million in the 2023 period, flat compared to the 2022 period. Total cash used to pay dividends was $16.2 million in both the 2023 and 2022 periods. Other financing cash flows during the first six months of 2023 and 2022 included $1.2 million and $8.7 million of net cash payments, respectively, resulting from the settlement of foreign currency hedges related to intercompany financing. Other financing cash flows in the first six months of 2023 also included $2.4 million of payments that related to the residual interest in a subsidiary.

The Company maintains borrowing facilities with banks to supplement internal cash generation. At June 30, 2023, $462.7 million was borrowed at an average interest rate of 5.01% under the Company's $1,000.0 million Effective Date Credit Agreement, which matures in February 2026. As of June 30, 2023, the Company had $8,000 borrowed at an average interest rate of 6.6% under short-term bank credit lines. At June 30, 2023, the Company's total borrowings were comprised of 35%

fixed rate debt and 65% variable rate debt. The interest payments on $100.0 million of the variable rate interest debt have been converted into payment of fixed interest plus the borrowing spread under the terms of the interest rate swap that was executed in March 2021.

Debt Covenants

As noted above, borrowing capacity is limited by various debt covenants in the Company's debt agreements. Following is a reconciliation of Consolidated EBITDA, a key metric in the debt covenants, to the Company's net income (in millions):

Four Fiscal Quarters Ended June 30, 2023
Net income	$63.1
Add back:
Interest expense	19.6
Income taxes	19.3
Depreciation and amortization	95.1
Adjustment for non-cash stock based compensation	11.6
Workforce reduction and restructuring charges	15.0
Other adjustments	0.5
Consolidated EBITDA, as defined within the Effective Date Credit Agreement	$224.1

Consolidated Senior Debt, as defined, as of June 30, 2023	$574.4
Ratio of Consolidated Senior Debt to Consolidated EBITDA	2.56
Maximum	3.25
Consolidated Total Debt, as defined, as of June 30, 2023	$574.4
Ratio of Consolidated Total Debt to Consolidated EBITDA	2.56
Maximum	3.75
Consolidated Cash Interest Expense, as defined, as of June 30, 2023	$19.6
Ratio of Consolidated EBITDA to Consolidated Cash Interest Expense	11.46
Minimum	4.25

The Company's debt agreements allow for certain adjustments within the calculation of the financial covenants. Other adjustments consist primarily of due diligence and transaction expenses and net gains on the sale of assets as permitted under the debt agreements. The Company's financial covenants are measured as of the end of each fiscal quarter. At June 30, 2023, additional borrowings of $266.0 million of Total Debt, including $154.0 million of Senior Debt, would have been allowed under the covenants. Senior Debt includes primarily the borrowings under the Effective Date Credit Agreement, the Note Purchase Agreement and the lines of credit. The Company's unused committed credit facilities at June 30, 2023 were $537.3 million; however, the borrowing capacity was limited by the debt covenants to $266.0 million of Total Debt and $154.0 million of Senior Debt at June 30, 2023.

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

Critical Accounting Policies

Goodwill and Indefinite-Lived Intangible Assets: Goodwill and indefinite-lived intangible assets are subject to impairment testing annually or earlier if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Management completes their annual impairment assessments during the second quarter of each year as of April 1. The Company utilizes the option to first assess qualitative factors to determine whether it is necessary to perform the Step 1 quantitative goodwill impairment test in accordance with the applicable accounting standards. Under the qualitative assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, overall reporting unit performance and events directly affecting a reporting unit. If the Company determines that the Step 1 quantitative impairment test is required, management estimates the fair value of the reporting unit using the income approach. Inherent in management’s development of cash flow projections are assumptions and estimates, including those related to future earnings and growth and the weighted average cost of capital. The Company compares the fair value of the reporting unit with the carrying value of the reporting unit. If the fair values were to fall below the carrying values, the Company would recognize a non-cash impairment charge to income from operations for the amount by which the carrying amount of any reporting unit exceeds the reporting unit’s fair value, assuming the loss recognized does not exceed the total amount of goodwill for the reporting unit. Based on our annual assessment in the second quarter of 2023, the estimated fair value of the Automation reporting unit, which represents the 2018 acquisition of Gimatic, exceeded its carrying value, while the estimated fair value of each of the remaining reporting units significantly exceeded their carrying values. During the prior year 2022 period, management recorded a non-cash goodwill impairment charge related to the Automation reporting unit as the estimated fair value of the reporting unit declined below its carrying value. There was no goodwill impairment at any reporting units in the 2023 period. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company-specific and overall economic conditions. Management’s quantitative assessment includes a review of the potential impacts of current and projected market conditions from a market participant’s perspective on reporting units’ projected cash flows, growth rates and cost of capital to assess the likelihood of whether the fair value would be less than the carrying value. The Company also completed its annual impairment testing of its trade names, indefinite-lived intangible assets, in the second quarter of 2023 and determined that there were no impairments.

EBITDA

Earnings before interest expense, income taxes and depreciation and amortization ("EBITDA") was $97.8 million for the first six months of 2023 compared to $114.8 million for the first six months of 2022. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes, and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors. Accordingly, the calculation has limitations depending on its use.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Six Months Ended June 30,
	2023	2022
Net income	$30.5	$(19.1)
Add back:
Interest expense	11.8	6.9
Income taxes	8.5	13.9
Depreciation and amortization	46.9	44.9
Non-cash goodwill impairment charge	—	68.2
EBITDA	$97.8	$114.8

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Forward-looking statements often address our expected future operating and financial performance and financial condition, and often contain words such as "anticipate," "believe," "expect," "plan," "estimate," "project," "continue," "will," "should," "may," and similar terms. These forward-looking statements do not constitute guarantees of future performance and are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties include, among others: the Company’s ability to manage economic, business and geopolitical conditions, including rising interest rates, global price inflation and shortages impacting the availability of materials; the duration and severity of unforeseen events such as an epidemic or a pandemic, including their impacts across our business on demand, supply chains, operations and liquidity; failure to successfully negotiate collective bargaining agreements or potential strikes, work stoppages or other similar events; changes in market demand for our products and services; rapid technological and market change; the ability to protect and avoid infringing upon intellectual property rights; challenges associated with the introduction or development of new products or transfer of work; higher risks in global operations and markets; the impact of intense competition; the physical and operational risks from natural disasters, severe weather events, and climate change which may limit accessibility to sufficient water resources, outbreaks of contagious diseases and other adverse public health developments; acts of war, terrorism and other international conflicts; the failure to achieve anticipated cost savings and benefits associated with workforce reductions and restructuring actions; currency fluctuations and foreign currency exposure; impacts from goodwill impairment and related charges; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; inability to realize expected sales or profits from existing backlog due to a range of factors, including changes in customer sourcing decisions, material changes, production schedules and volumes of specific programs; the impact of government budget and funding decisions; government-imposed sanctions, tariffs, trade agreements and trade policies; changes or uncertainties in laws, regulations, rates, policies or interpretations that impact the Company’s business operations or tax status, including those that address climate change, environmental, health and safety matters, and the materials processed by our products or their end markets; fluctuations in the pricing or availability of raw materials, freight, transportation, energy, utilities and other items required by our operations; labor shortages or other business interruptions at transportation centers, shipping ports, our suppliers’ facilities or our facilities; disruptions in information technology systems, including as a result of cybersecurity attacks or data security breaches; the ability to hire and retain senior management and qualified personnel; the ability to consummate the pending acquisition of MB Aerospace Group Holdings Limited in a timely manner or at all, including the ability to obtain required regulatory approvals, the ability of the parties to satisfy other conditions to the consummation of such acquisition, and the costs and other conditions relating to the financing of such transaction; the continuing impact of prior acquisitions and divestitures, and any other future strategic actions, and our ability to achieve the financial and operational targets set in connection with any such actions; the ability to achieve social and environmental performance goals; the outcome of pending and future litigation and governmental proceedings; the impact of actual, potential or alleged defects or failures of our products or third-party products within which our products are integrated, including product liabilities, product recall costs and uninsured claims; future repurchases of common stock; future levels of indebtedness; the impact of shareholder activism; and other risks and uncertainties described in documents filed with or furnished to the Securities and Exchange Commission ("SEC") by the Company, including, among others, those in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors sections of the Company's filings. The Company assumes no obligation to update its forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to such risk during the six months ended June 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the Company’s risk factors as disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, our business, financial condition, results of operations and/or cash flows could be materially and adversely affected by any of the following risks:

RISKS RELATED TO THE PENDING ACQUISITION OF MB AEROSPACE

We are subject to risks relating to the pending acquisition of MB Aerospace. On June 5, 2023, we entered into a Stock Purchase Agreement (the “Agreement”) to acquire MB Aerospace. MB Aerospace is a leading provider of precision aero-engine component manufacture and repair services serving major aerospace and defense engine OEMs, tier 1 suppliers, and MRO providers. There are numerous risks and uncertainties associated with the pending acquisition, including:

a.The pending acquisition of MB Aerospace may not be completed within the expected time frame, or at all, as the completion of the transaction is subject to various closing conditions including the receipt of required regulatory approvals, the accuracy of the parties’ respective representations and warranties, subject to customary standards of materiality, and the absence of a Company Material Adverse Effect on MB Aerospace;
b.Our and MB Aerospace’s existing business relationships with third parties, including customers and service providers, may be disrupted due to uncertainty associated with the pending acquisition;
c.Failure to complete the acquisition could negatively affect our stock price and our future business and financial results;
d.We and MB Aerospace expect to incur significant costs in connection with the acquisition and the integration, which may exceed those currently anticipated;
e.We will incur significant additional indebtedness in connection with the acquisition, which will increase our interest expense and financial leverage; and
f.MB Aerospace may have difficulty attracting, developing, motivating and retaining executives and other employees in light of the pending acquisition.

Any of the foregoing risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations or cash flows and negatively impact the value of our securities.

Challenges arising from the expanded operations as a result of the pending acquisition of MB Aerospace may affect our future results. Completion of the acquisition of MB Aerospace will greatly expand the size and complexity of our aerospace business. Our future success depends, in part, on the ability to integrate MB Aerospace with our existing aerospace business, and to anticipate and overcome challenges arising from the expansion and integration of our operations, including challenges related to expanded global operations and new manufacturing processes and products or services, and the associated costs and complexity. There can be no assurance that we will be able to anticipate or overcome all of the challenges resulting from our expanding operations or that we will be able to successfully integrate the MB Aerospace business or realize the expected benefits of the acquisitions within the intended timeframe or at all, which may cause our future results to be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
April 1-30, 2023	954		$39.62	—	3,404,000
May 1-31, 2023	707		$41.00	—	3,404,000
June 1-30, 2023	1,398		$40.84	—	3,404,000
Total	3,059	(1)	$40.50	—

(1)All acquisitions of equity securities during the second quarter of 2023 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Refer to the Exhibit Index immediately following this page.

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended June 30, 2023

Exhibit No.	Description	Reference
2.1	Stock Purchase Agreement, dated as of June 5, 2023, by and among MB Aerospace Group Holdings Limited, MB Aerospace Holdings Inc., and Barnes Group Inc.	Incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the Company on June 5, 2023.
10.1	Second Amendment to Note Purchase Agreement, dated as of June 5, 2023, between Barnes Group Inc. and the noteholders thereto.	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on June 5, 2023.
10.2	Amendment No. 2 to Credit Agreement, dated as of June 5, 2023, by and among Barnes Group Inc., certain subsidiaries thereto, the lenders and other parties signatory thereto and Bank of America, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on June 5, 2023.
10.3	Amendment No. 3 to Credit Agreement, dated as of June 22, 2023, by and among Barnes Group Inc., certain subsidiaries thereto, the lenders and other parties signatory thereto and Bank of America, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on June 26, 2023.
10.4	2023 Barnes Group Inc. Stock and Incentive Award Plan.	Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 24, 2023.
10.5	Form of Barnes Group Inc. Stock and Incentive Award Plan Stock Option Summary of Grant and Stock Option Agreement for Employees in Grade 21 and up, dated as of May 5, 2023.	Incorporated by reference to Exhibit 10.1 to the Form S-8 filed by the Company on May 9, 2023.
10.6	Form of Barnes Group Inc. Stock and Incentive Award Plan Performance Share Award Summary of Grant and Performance Share Award Agreement for Officers and Other Individuals as Designated by the Compensation and Management Development Committee, dated as of May 5, 2023.	Incorporated by reference to Exhibit 10.2 to the Form S-8 filed by the Company on May 9, 2023.
10.7	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant and Restricted Stock Unit Agreement for Employees, dated as of May 5, 2023.	Incorporated by reference to Exhibit 10.3 to the Form S-8 filed by the Company on May 9, 2023.
10.8	Form of Barnes Group Inc. Stock and Incentive Award Plan Restricted Stock Unit Summary of Grant and Restricted Stock Unit Agreement for Directors, dated as of May 5, 2023.	Incorporated by reference to Exhibit 10.4 to the Form S-8 filed by the Company on May 9, 2023.
10.96	Amendment #1 to Directors’ Deferred Compensation Plan, effective May 5, 2023.	Filed with this report.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed with this report.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	Filed with this report.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with this report.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with this report.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with this report.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with this report.
104	Cover Page Interactive Data File (formatted is Inline XBRL and contained in Exhibit 101).	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date:	July 31, 2023	/s/ JULIE K. STREICH
Julie K. Streich
Senior Vice President, Finance
Chief Financial Officer
(Principal Financial Officer)

Date:	July 31, 2023	/s/ MARIAN ACKER
Marian Acker
Vice President, Controller
(Principal Accounting Officer)