Form 10-Q
period 2023-09-30
BARNES GROUP INC
filed 2023-11-08
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
The registrant had outstanding 50,674,896 shares of common stock as of November 1, 2023.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended September 30, 2023

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$360,988	$314,744	$1,035,329	$948,395

Cost of sales	253,490	208,649	704,358	628,593
Selling and administrative expenses	97,508	76,059	271,688	218,646
Goodwill impairment charge	—	—	—	68,194
	350,998	284,708	976,046	915,433
Operating income	9,990	30,036	59,283	32,962

Interest expense	22,792	3,357	34,612	10,249
Other expense (income), net	(874)	2,423	(2,427)	3,650
(Loss) income before income taxes	(11,928)	24,256	27,098	19,063
Income taxes	9,802	7,277	18,318	21,152
Net (loss) income	$(21,730)	$16,979	$8,780	$(2,089)

Per common share:
Basic	$(0.43)	$0.33	$0.17	$(0.04)
Diluted	(0.43)	0.33	0.17	(0.04)

Weighted average common shares outstanding:
Basic	51,057,979	50,919,955	51,033,181	50,981,874
Diluted	51,057,979	51,059,906	51,223,978	50,981,874

See accompanying notes.

BARNES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(21,730)	$16,979	$8,780	$(2,089)
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) on hedging activities, net of tax (1)	814	2,391	663	5,793
Foreign currency translation adjustments, net of tax (2)	(14,282)	(63,433)	(10,146)	(145,238)
Defined benefit pension and other postretirement benefits, net of tax (3)	539	(3,737)	10,810	2,114
Total other comprehensive (loss) income, net of tax	(12,929)	(64,779)	1,327	(137,331)
Total comprehensive (loss) income	$(34,659)	$(47,800)	$10,107	$(139,420)

(1) Net of tax of $255 and $751 for the three months ended September 30, 2023 and 2022, respectively, and $218 and $1,827 for the nine months ended September 30, 2023 and 2022, respectively.

(2) Net of tax of $0 for the three and nine months ended September 30, 2023 and 2022.

(3) Net of tax of $113 and $(1,383) for the three months ended September 30, 2023 and 2022, respectively, and $3,741 and $233 for the nine months ended September 30, 2023 and 2022, respectively.

See accompanying notes.

BARNES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$90,040	$76,858
Accounts receivable, less allowances (2023 - $5,827; 2022 - $5,222)	348,456	291,883
Inventories	370,669	283,402
Prepaid expenses and other current assets	94,248	80,161
Total current assets	903,413	732,304

Deferred income taxes	13,548	18,028

Property, plant and equipment	1,009,351	906,980
Less accumulated depreciation	(614,337)	(586,841)
	395,014	320,139

Goodwill	1,152,074	835,472
Other intangible assets, net	721,610	442,492
Other assets	91,675	65,295
Total assets	$3,277,334	$2,413,730

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$29	$8
Accounts payable	156,060	145,060
Accrued liabilities	220,088	158,568
Long-term debt - current	4,412	1,437
Total current liabilities	380,589	305,073

Long-term debt	1,307,853	569,639
Accrued retirement benefits	43,427	54,352
Deferred income taxes	142,027	62,562
Long-term tax liability	21,714	39,086
Other liabilities	44,673	36,691

Commitments and contingencies (Note 16)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2023 - 64,585,444 shares; 2022 - 64,481,493 shares)	646	645
Additional paid-in capital	535,777	529,791
Treasury stock, at cost (2023 - 13,912,139 shares; 2022 - 13,890,802 shares)	(532,364)	(531,507)
Retained earnings	1,552,165	1,567,898
Accumulated other non-owner changes to equity	(219,173)	(220,500)
Total stockholders' equity	1,337,051	1,346,327
Total liabilities and stockholders' equity	$3,277,334	$2,413,730

See accompanying notes.

BARNES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income (loss)	$8,780	$(2,089)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	79,196	69,022
Amortization of debt discount	58	—
(Gain) loss on disposition of property, plant and equipment	(202)	14
Stock compensation expense	8,121	9,547
Non-cash goodwill impairment charge	—	68,194
Changes in assets and liabilities, net of the effects of acquisition:
Accounts receivable	(5,273)	(17,923)
Inventories	(8,699)	(40,428)
Prepaid expenses and other current assets	5,367	(13,310)
Accounts payable	(11,629)	10,509
Accrued liabilities	22,437	(28,637)
Deferred income taxes	(3,541)	(4,350)
Long-term retirement benefits	(13,096)	(660)
Long-term tax liability	(13,029)	(6,948)
Other	2,483	521
Net cash provided by operating activities	70,973	43,462

Investing activities:
Proceeds from disposition of property, plant and equipment	6,990	104
Capital expenditures	(37,405)	(21,655)
Business acquisitions, net of cash acquired	(718,782)	—
Other	(921)	(2,168)
Net cash used by investing activities	(750,118)	(23,719)

Financing activities:
Net change in other borrowings	(167)	(941)
Payments on long-term debt	(268,580)	(80,777)
Proceeds from the issuance of long-term debt	1,006,333	85,082
Payments of debt issuance costs	(11,341)	—
Proceeds from the issuance of common stock	277	338
Common stock repurchases	—	(6,721)
Dividends paid	(24,302)	(24,282)
Withholding taxes paid on stock issuances	(857)	(818)
Other	(8,971)	(18,548)
Net cash provided (used) by financing activities	692,392	(46,667)

Effect of exchange rate changes on cash flows	(2,190)	(9,467)
Increase (decrease) in cash, cash equivalents and restricted cash	11,057	(36,391)
Cash, cash equivalents and restricted cash at beginning of period	81,128	111,909
Cash, cash equivalents and restricted cash at end of period	92,185	75,518
Less: Restricted cash, included in Prepaid expenses and other current assets	(2,145)	(1,976)
Less: Restricted cash, included in Other assets	—	(1,957)
Cash and cash equivalents at end of period	$90,040	$71,585

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data)
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet and the related Condensed Consolidated Statements of (Loss) Income, Comprehensive (Loss) Income and Cash Flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Financial Statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2022 has been derived from the 2022 financial statements of Barnes Group Inc. (the "Company"). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair statement of the results, have been included. Operating results for the three- and nine-month periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Certain reclassifications have been made to prior year amounts to conform to current year presentation (see Note 4).

Business Combinations

In accordance with the Business Combinations guidance, acquisitions are recorded using the acquisition method of accounting. The Company includes the operating results of acquired entities from their respective dates of acquisition. The Company allocates the purchase consideration to the assets acquired and liabilities assumed in the acquired entity generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the increase in global market access and the acquired assembled workforce, neither of which qualify for recognition as an intangible asset. Costs incurred as a result of a business combination other than costs related to the issuance of debt or equity securities are recorded in the period the costs are incurred. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to assets acquired and liabilities assumed with the corresponding offset to goodwill.

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

Recently Adopted Accounting Standards

In October 2021, the FASB amended its guidance related to business combinations. The amended guidance requires entities to recognize and measure contract assets and contract liabilities acquired in business combinations on the acquisition date in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers. The new guidance is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance, on a prospective basis, on January 1, 2023 and applied the guidance as it relates to the acquisition of MB Aerospace Holdings, Inc. (Note 3).

In September 2022, the FASB amended its guidance related to supplier finance programs. The amended guidance requires additional disclosures surrounding the use of supplier finance programs to purchase goods or services including disclosing the key terms of the programs, the amount of obligations outstanding at the end of the reporting period, and a roll-forward of those obligations. The new guidance, except the amendment on roll-forward information, is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendment on roll-forward information is effective for fiscal years beginning after December 15, 2023. The Company adopted this guidance within the Condensed Consolidated Financial Statements filed as of March 31, 2023 and it did not have a material impact on the Company's Condensed Consolidated Financial Statements, however it did result in additional disclosures pursuant to the new guidance. See Note 16.

Recently Issued Accounting Standards

The United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced its intent to phase out the use of LIBOR by December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified the Secured Overnight Financing Rate (“SOFR”) as its preferred benchmark alternative to U.S. dollar LIBOR. Published by the Federal Reserve Bank of New York, SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. In March 2020, in response to this transition, the FASB issued guidance related to this rate reform, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued by reference rate reform, and addresses operational issues likely to arise in modifying contracts to replace discontinued reference rates with new rates. In January 2021, the FASB issued further clarifying guidance regarding derivatives, as it relates to this transition. In December 2022, the FASB extended the expiration of the guidance through December 31, 2024. The Company’s Unsecured Credit Agreement (Note 9) and corresponding USD interest rate Swaps (Note 10) each mature in February 2026. In March 2021, the Intercontinental Exchange Benchmark Association announced that it will extend the publication of overnight, 1, 3, 6 and 12 month LIBOR rates until June 30, 2023, while ceasing publication of all other LIBOR rates including 1 week and 2 month rates. The Company's Unsecured Credit Agreement was further amended in October 2021 and in April 2022 to address the replacement of LIBOR via the LIBOR Transition Agreement and Amendment No. 1, respectively (see Note 9), with SOFR. The Company's corresponding interest rate Swaps were amended in May 2022 to address the replacement of LIBOR. As a result of the Company's contract amendments to address the replacement of LIBOR, the Company does not anticipate a material impact on our business, financial condition, results of operations or cash flow as a result of this change.

3. Acquisition

On August 31, 2023 (“Acquisition Date”), the Company completed its acquisition of MB Aerospace Holdings Inc., a Delaware corporation ("MB Aerospace"), along with such entity's subsidiaries (the "Transaction") by acquiring all of the issued and outstanding shares of capital stock of MB Aerospace. MB Aerospace is a leading provider of precision aero-engine component manufacture and repair services serving major aerospace and defense engine original equipment manufacturers (“OEMs”), tier 1 suppliers and maintenance, repair and overhaul ("MRO") providers. This business, which is being integrated into our Aerospace segment, provides significant growth opportunities and enhances the Company’s ability to deliver value-add solutions across the aero-engine value chain. Further, the acquisition of MB Aerospace increases customer diversification within both commercial aerospace and defense platforms and provides the Company with a well-balanced portfolio across aerospace and industrial end markets.

The Company acquired MB Aerospace for an aggregate purchase price of $728,607, which includes preliminary adjustments under the terms of the Stock Purchase Agreement ("the Agreement") and is subject to post-closing adjustments under the terms of the Agreement. The Company paid $718,782, net of $9,825 of cash acquired, in cash, using cash on hand and borrowings under the Company’s $1,000,000 Revolving Credit Facility and its $650,000 Term Loan Facility (see Note 9).

During the three months ended September 30, 2023, the Company incurred $17,423 of acquisition-related costs related to the acquisition of MB Aerospace. These transaction costs have been recognized in the Company's Condensed Consolidated Statements of (Loss) Income, of which $7,817 was recognized as selling and administrative expenses and of which $9,606 primarily relating to the bridge loan facility financing was recognized as Interest expense (see Note 9).

During the nine months ended September 30, 2023, the Company incurred $22,711 of acquisition-related costs related to the acquisition of MB Aerospace. These costs include $1,729 of due diligence costs and $20,982 of transaction costs to complete the acquisition. These transaction costs have been recognized in the Company's Condensed Consolidated Statements of (Loss) Income, of which $13,105 was recognized as selling and administrative expenses and of which $9,606 primarily relating to the bridge loan facility financing was recognized as Interest expense (see Note 9).

The operating results of MB Aerospace have been included in the Consolidated Statements of Income since the Acquisition Date. The Company reported $26,476 in net sales and an operating loss of $7,386 from MB Aerospace, included within the Aerospace segment's operating profit, inclusive of $8,019 of short-term purchase accounting adjustments related to inventory step-up and backlog intangible amortization and $2,208 of amortization of other intangible assets acquired, for the period from the Acquisition Date through September 30, 2023.

Preliminary Estimated Fair Value of Assets Acquired and Liabilities Assumed

The Company accounted for the MB Aerospace acquisition as a business combination. The identifiable assets acquired and liabilities assumed are recorded at their preliminary fair values as of the Acquisition Date and are consolidated into the Company’s condensed consolidated financial statements. The assignment of fair market value requires significant judgments regarding the estimates and assumptions used to value the acquired assets and liabilities assumed. In determining the fair values of the assets acquired and liabilities assumed, the Company utilized the cost, income and market approaches from the perspective of a market participant. The Company used third party valuation professionals to aid in the determination of the estimated fair value of certain assets acquired and liabilities assumed.

The following table summarizes the preliminary estimated fair values for each major class of assets acquired, net of cash acquired, and liabilities assumed at the Acquisition Date:

Accounts receivable	$50,817
Inventories	78,464
Prepaid expenses and other current assets	18,836
Property, plant and equipment	80,480
Goodwill	318,307
Other intangible assets	321,000
Other Assets	10,627
Total Assets Acquired	878,531

Accounts payable	(21,826)
Accrued liabilities	(34,955)
Deferred income taxes	(83,886)
Other liabilities	(9,659)
Debt assumed	(9,423)
Total Liabilities Assumed	(159,749)
Net Assets Acquired	$718,782

The Company recorded the fair values of the assets acquired and liabilities assumed of MB Aerospace as of August 31, 2023. The final purchase price allocation is subject to post-closing adjustments pursuant to the terms of the Agreement and finalization of fair value estimates. Estimates and assumptions used in such valuations are subject to change, which could be significant, within the measurement period up to one year from the acquisition date. The areas of the valuations that are not yet finalized relate to the amounts for property, plant and equipment, long term intangible assets and the final amount of residual goodwill. The Company may obtain additional information to assist in determining fair values of net assets acquired at the Acquisition Date during the measurement period.

Goodwill represents the excess of the purchase consideration over the fair value of the underlying acquired net tangible and intangible assets. Goodwill has been allocated to the Company’s Aerospace segment. None of the recognized goodwill from the acquisition of MB Aerospace is expected to be deductible for income tax purposes (see Note 8).

The Other intangible assets in the table above consist of backlog, developed technology, and customer relationships, which are amortized over their respective estimated useful lives (see Note 8).

Supplemental Pro Forma Information

The following table reflects the unaudited pro forma operating results of the Company for the three and nine months ended September 30, 2023 and 2022, which give effect to the acquisition of MB Aerospace as if it had occurred on January 1, 2022. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2022, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and MB Aerospace adjusted for certain items including depreciation and amortization expense associated with the assets acquired and the Company’s expense related to financing arrangements, with the related tax effects.

The unaudited pro forma combined condensed financial information has been prepared using the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”).

The pro forma information does not include the effects of any synergies or cost reduction initiatives related to the acquisition.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net sales	$416,088	$380,644	$1,249,129	$1,153,395
Net (loss) income	(5,712)	1,781	6,122	(82,303)

The unaudited pro forma combined condensed financial information during the three and nine month periods ended September 30, 2023 were adjusted to include:

a.Depreciation and Amortization - Adjustment of $(4,032) and $884 for the three and nine months ended September 30, 2023, respectively, to reflect the adjustment to property, plant, and equipment depreciation and amortization expense from the acquired backlog, developed technology and customer relationships.

b.Transaction Costs - Adjustments of $(7,817) and $(13,105) for the three and nine months ended September 30, 2023, respectively, to reflect the elimination of non-recurring transaction costs.

c.Interest Expense - Adjustment of $(9,858) and $3,209 for the three and nine months ended September 30, 2023, respectively, to reflect the adjustment to interest expense resulting from interest on the new debt to finance the acquisition of MB Aerospace and the extinguishment of MB Aerospace’s existing debt and the amortization of related debt issuance costs.

d.Inventory Step-Up - Adjustment of $(3,019) and $(3,019) for the three and nine months ended September 30, 2023, respectively, to eliminate the inventory fair value adjustment that was recognized in cost of sales during the three and nine months ended September 30, 2023.

e.Income Taxes - The estimated tax impacts of the pro forma adjustments have been reflected within the unaudited pro forma condensed combined statement of operations by using a blended foreign, federal and state statutory income tax rate.

The unaudited pro forma combined condensed financial information during the three and nine month periods ended September 30, 2022 were adjusted to include:

a.Depreciation and Amortization - Adjustment of $3,331 and $20,645 for the three and nine months ended September 30, 2022, respectively, to reflect the adjustment to property, plant, and equipment depreciation and the amortization expense from the acquired backlog, developed technology and customer relationships.

b.Transaction Costs - Adjustments of $0 and $13,105 for the three and nine months ended September 30, 2022, respectively, to reflect non-recurring transaction costs.

c.Interest Expense - Adjustments of $7,993 and $17,506 for the three and nine months ended September 30, 2022, respectively, to reflect the adjustment to interest expense resulting from interest on the new debt to finance the acquisition of MB Aerospace and the extinguishment of MB Aerospace’s existing debt and the amortization of related debt issuance costs.

d.Inventory Step-Up - Adjustment of $0 and $12,337 for the three and nine months ended September 30, 2022, respectively, to reflect the increase in cost of sales for the impact of the $12,337 fair value adjustment to inventory for the acquired inventory.

e.Income Taxes - The estimated tax impacts of the pro forma adjustments have been reflected within the unaudited pro forma condensed combined statement of operations by using a blended foreign, federal and state statutory income tax rate.

4. Revenue

The Company is a global provider of highly engineered products, differentiated industrial technologies, and innovative solutions, serving a wide range of end markets and customers. Its specialized products and services are used in far-reaching applications in aerospace, healthcare, automation, packaging, mobility, and manufacturing.

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

The following table presents the Company's revenue disaggregated by products and services, and geographic regions, by segment:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Aerospace	Industrial	Total Company	Aerospace	Industrial	Total Company
Products and Services(A)
Aerospace Original Equipment Manufacturing Products	$97,994	$—	$97,994	$65,229	$—	65,229
Aerospace Aftermarket Products and Services	58,096	—	58,096	45,558	—	45,558
Motion Control Solutions Products (B)	—	91,442	91,442	—	93,527	93,527
Molding Solutions Products	—	99,428	99,428	—	97,243	97,243
Automation Products	—	14,028	14,028	—	13,187	13,187
	$156,090	$204,898	$360,988	$110,787	$203,957	$314,744

Geographic Regions (C)
Americas	$106,608	$89,574	$196,182	$78,535	$96,201	$174,736
Europe	29,708	74,777	104,485	19,859	65,637	85,496
Asia	17,213	38,738	55,951	10,888	40,995	51,883
Rest of World	2,561	1,809	4,370	1,505	1,124	2,629
	$156,090	$204,898	$360,988	$110,787	$203,957	$314,744

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Aerospace	Industrial	Total Company	Aerospace	Industrial	Total Company
Products and Services(A)
Aerospace Original Equipment Manufacturing Products	$246,094	$—	$246,094	$200,360	$—	200,360
Aerospace Aftermarket Products and Services	149,268	—	149,268	120,290	—	120,290
Motion Control Solutions Products (B)	—	290,356	290,356	—	282,120	144,537
Molding Solutions Products	—	303,082	303,082	—	301,488	301,488
Automation Products	—	46,529	46,529	—	44,136	44,136
	$395,362	$639,967	$1,035,329	$320,650	$627,745	$948,395

Geographic Regions (C)
Americas	$279,029	$278,768	$557,797	$231,798	$271,176	$502,974
Europe	70,776	235,406	306,182	58,343	222,776	281,119
Asia	38,876	119,670	158,546	26,553	129,484	156,037
Rest of World	6,681	6,123	12,804	3,956	4,309	8,265
	$395,362	$639,967	$1,035,329	$320,650	$627,745	$948,395

(A) The results of MB Aerospace, from the acquisition on August 31, 2023, have been included within the Company's revenue disaggregated by products and services, and geographic regions within the Aerospace Segment for the three and nine month periods ended September 30, 2023.
(B) Effective January 1, 2023, the Company combined Industrial's Force & Motion Control and Engineered Components businesses to form a single strategic business unit named Motion Control Solutions. As a result of the combination, Motion Control Solutions Products reflects product revenues that were previously disclosed as Force & Motion Control Products and Engineered Components Products. Prior period amounts have been reclassified to conform to the current year presentation.
(C) Sales by geographic region are based on the location to which the product is shipped and services are delivered.

Revenue from products and services transferred to customers at a point in time accounted for approximately 75 percent and 80 percent of total revenue for the three month periods ended September 30, 2023 and September 30, 2022, respectively. Revenue from products and services transferred to customers at a point in time accounted for approximately 80 percent of total revenue for each of the nine month periods ended September 30, 2023 and September 30, 2022. A majority of revenue within the Industrial segment and Aerospace Original Equipment Manufacturing Products business ("OEM"), along with a portion of revenue within the Aerospace Aftermarket Products and Services business ("Aftermarket"), is recognized at a point in time, primarily when the product or solution is shipped to the customer.

Revenue from products and services transferred to customers over-time accounted for approximately 25 percent of total revenue and 20 percent of total revenue for the three month periods ended September 30, 2023 and September 30, 2022, respectively. Revenue from products and services transferred to customers over-time accounted for approximately 20 percent of total revenue for each of the nine month periods ended September 30, 2023 and September 30, 2022. The Company recognizes revenue over-time in instances where a contract supports a continual transfer of control to the customer. Substantially all of our revenue in the Aerospace Aftermarket maintenance repair and overhaul business (within Aftermarket Products and Services) and a portion of the revenue for Motion Control Solutions products, Molding Solutions products and Aerospace OEM products is recognized over-time. Within the Molding Solutions and Aerospace Aftermarket businesses, this continual transfer of control to the customer partially results from repair and refurbishment work performed on customer-controlled assets. With other contracts, this continual transfer of control to the customer is supported by clauses in the contract, or governing commercial law of the relevant jurisdiction, where we deliver products that do not have an alternative use and require an enforceable right to payment of costs incurred (plus a reasonable profit) or the Company has a contractual right to complete any work in process and receive full contract price.

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

Adjustments to net sales, cost of sales and the related impact to operating income are recognized as necessary in the period they become known. Revenue recognized from performance obligations satisfied in previous periods was not material in both the three and nine month periods ended September 30, 2023 and 2022.

Contract Balances. The timing of revenue recognition, invoicing and cash collections affects accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets.

Unbilled Receivables (Contract Assets) - Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized when 1) the cost-to-cost method is applied and 2) such revenue exceeds the amount invoiced to the customer. Unbilled receivables are included within Prepaid Expenses and Other Current Assets on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022.

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

Net contract assets (liabilities) consisted of the following:

	September 30, 2023	December 31, 2022	$ Change	% Change
Unbilled receivables (contract assets)	$54,565	$42,423	$12,142	29%
Contract liabilities	(43,259)	(27,857)	(15,402)	55%
Net contract assets	$11,306	$14,566	$(3,260)	(22)%

Contract liabilities balances at September 30, 2023 and December 31, 2022 include $10,731 and $9,593, respectively, of customer advances for which the Company has not yet collected payment, but has an unconditional right to collect payment. Accounts receivable, as presented on the Condensed Consolidated Balance Sheet, includes corresponding balances at September 30, 2023 and December 31, 2022, respectively.

Changes in the net contract assets during the nine month period ended September 30, 2023 included a $15,402 increase in contract liabilities, driven primarily by new customer advances and deposits, partially offset by revenue recognized in the current period. Offsetting this net contract assets decrease was a $12,142 increase in contract assets, driven primarily by contract progress (i.e., unbilled receivable), partially offset by earlier contract progress being invoiced to the customer. Of this net contract asset increase, $11,506 was attributable to MB Aerospace at September 30, 2023.

The Company recognized approximately 15% and 85% of the revenue related to the contract liabilities balance as of December 31, 2022 during the three and nine month periods ended September 30, 2023, respectively, and approximately 10% and 85% of the revenue related to the contract liabilities balance as of December 31, 2021 during the three and nine month periods ended September 30, 2022, respectively, primarily representing revenue from the sale of molds and hot runners within the Molding Solutions business.

Remaining Performance Obligations. The Company has elected to disclose remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed and, for Aerospace, excludes projections of components and assemblies that Aerospace OEM customers anticipate purchasing in the future under existing programs, which represent orders that are beyond lead time and do not represent performance obligations pursuant to accounting guidance. As of September 30,

2023, the aggregate amount of the transaction price allocated to remaining performance obligations, including the balance within MB Aerospace, was $538,898. The Company expects to recognize revenue on approximately 75% of the remaining performance obligations over the next 12 months, with the remainder to be recognized within 24 months.

5. Stockholders' Equity

A schedule of consolidated changes in equity for the nine months ended September 30, 2023 is as follows (number of shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2022	64,481	$645	$529,791	13,891	$(531,507)	$1,567,898	$(220,500)	$1,346,327
Comprehensive income	—	—	—	—	—	13,159	29,209	42,368
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,096)	—	(8,096)
Residual interest in subsidiary	—	—	(2,381)	—	—	—	—	(2,381)
Employee stock plans	23	—	2,665	6	(252)	(83)	—	2,330
March 31, 2023	64,504	$645	$530,075	13,897	$(531,759)	$1,572,878	$(191,291)	$1,380,548
Comprehensive income (loss)	—	—	—	—	—	17,352	(14,953)	2,399
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,099)	—	(8,099)
Employee stock plans	22	—	2,339	3	(124)	(76)	—	2,139
June 30, 2023	64,526	$645	$532,414	13,900	$(531,883)	$1,582,055	$(206,244)	$1,376,987
Comprehensive loss	—	—	—	—	—	(21,730)	(12,929)	(34,659)
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,107)	—	(8,107)
Employee stock plans	59	1	3,363	12	(481)	(53)	—	2,830
September 30, 2023	64,585	$646	$535,777	13,912	$(532,364)	$1,552,165	$(219,173)	$1,337,051

A schedule of consolidated changes in equity for the nine months ended September 30, 2022 is as follows (number of shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2021	64,344	$643	$516,562	13,658	$(523,642)	$1,587,041	$(151,838)	$1,428,766
Comprehensive income (loss)	—	—	—	—	—	20,484	(2,590)	17,894
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,111)	—	(8,111)
Employee stock plans	12	1	2,665	2	(49)	(136)	—	2,481
March 31, 2022	64,356	$644	$519,227	13,660	$(523,691)	$1,599,278	$(154,428)	$1,441,030
Comprehensive loss	—	—	—	—	—	(39,552)	(69,962)	(109,514)
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,081)	—	(8,081)
Common stock repurchases	—	—	—	200	(6,721)	—	—	(6,721)
Employee stock plans	23	—	3,548	3	(106)	(62)	—	3,380
June 30, 2022	64,379	$644	$522,775	13,863	$(530,518)	$1,551,583	$(224,390)	$1,320,094
Comprehensive income (loss)	—	—	—	—	—	16,979	(64,779)	(47,800)
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,090)	—	(8,090)
Employee stock plans	70	—	3,592	19	(663)	(77)	—	2,852
September 30, 2022	64,449	$644	$526,367	13,882	$(531,181)	$1,560,395	$(289,169)	$1,267,056

6. Net (Loss) Income Per Common Share

For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans. No potentially dilutive shares have been included in the diluted earnings per share calculations for the three-month period ended September 30, 2023 due to the Company’s reported net loss for the period. For the purpose of computing diluted net income per common share for the nine-month period ended September 30, 2023, the weighted-average number of common shares outstanding was increased by 190,797. For the purpose of computing diluted net income per common share for the three-month period ended September 30, 2022, the weighted-average number of common shares outstanding was increased by 139,951. No potentially dilutive shares have been included in the diluted earnings per share calculations for the nine-month period ended September 30, 2022 due to the Company’s reported net loss for the period.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three month periods ended September 30, 2023 and 2022, the Company excluded 683,374 and 875,706 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive. During the nine month periods ended September 30, 2023 and 2022, the Company excluded 757,813 and 823,365 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive.

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

7. Inventories

The components of inventories consisted of:

	September 30, 2023	December 31, 2022
Finished goods	$104,046	$105,965
Work-in-process	116,561	68,664
Raw material and supplies	150,062	108,773
	$370,669	$283,402

8. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended September 30, 2023:

	Industrial	Aerospace	Total Company
December 31, 2022 (A)	$804,686	$30,786	$835,472
Acquisition related	—	$318,307	$318,307
Foreign currency translation	(1,438)	(267)	(1,705)
September 30, 2023	$803,248	$348,826	$1,152,074
(A) Industrial amounts are net of accumulated goodwill impairment losses of $68,194.

The changes recorded at Aerospace include $318,307 of goodwill in 2023 resulting from the acquisition of MB Aerospace in August 2023. See Note 3. The amounts allocated to goodwill reflect the benefits that the Company expects to realize from an increase in global market access and MB Aerospace's assembled workforce. None of the recognized goodwill from the acquisition of MB Aerospace is expected to be deductible for income tax purposes. The purchase price for the MB Aerospace acquisition is subject to post-closing adjustments and finalization of purchase price allocation, therefore goodwill may require adjustment accordingly.
In the second quarter of 2023, management performed its annual impairment testing of goodwill and determined that there was no goodwill impairment.

Other Intangible Assets:

Other intangible assets consisted of:

		September 30, 2023		December 31, 2022
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue Sharing Programs (RSPs)	Up to 30	$299,500	$(173,404)	$299,500	$(164,162)
Component Repair Programs (CRPs)	Up to 30	111,839	(47,664)	111,839	(41,880)
Customer relationships	10-16	587,189	(172,627)	337,189	(156,442)
Patents and technology	4-18	178,433	(98,538)	123,433	(92,875)
Trademarks/trade names	10-30	10,949	(10,875)	10,949	(10,772)
Other	Up to 10	26,334	(8,074)	9,413	(2,966)
		1,214,244	(511,182)	892,323	(469,097)
Unamortized intangible assets:
Trade names		55,670	—	55,670	—
Foreign currency translation		(37,122)	—	(36,404)	—
Other intangible assets		$1,232,792	$(511,182)	$911,589	$(469,097)

In connection with the acquisition of MB Aerospace in August 2023, the Company recorded intangible assets of $321,000 which includes $250,000 of customer relationships, $55,000 of developed technology, and $16,000 of customer backlog included within Other above. The estimated weighted-average useful lives of the acquired assets were 15 years, 18 years and 1 year, respectively.

Amortization of intangible assets for the three and nine month periods ended September 30, 2023 was $18,860 and $42,084, respectively. Amortization of intangible assets for the three and nine month periods ended September 30, 2022 was $11,747 and $33,918, respectively. Estimated amortization of intangible assets for future periods is as follows: 2023 (remainder) - $25,000; 2024 - $71,000; 2025 - $70,000; 2026 - $67,000; 2027 - $66,000 and 2028 - $62,000.

In the second quarter of 2023, management performed its annual impairment testing of its trade names, which are indefinite-lived intangible assets. Based on this assessment, there were no impairments.

9. Debt

Long-term debt and notes and overdrafts payable at September 30, 2023 and December 31, 2022 consisted of:

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility	$662,937	$664,674	$466,672	$464,373
Term Loan Facility	650,000	651,625	—	—
Unamortized deferred financing costs and original issue discount - Term Loan Facility	(12,915)	—	—	—
3.97% Senior Notes	—	—	100,000	96,894
Borrowings under lines of credit and overdrafts	29	29	8	8
Finance leases	12,243	11,947	4,404	4,085
	1,312,294	1,328,275	571,084	565,360

Less current maturities	(4,441)		(1,445)
Long-term debt	$1,307,853		$569,639

On February 10, 2021, the Company and certain of its subsidiaries entered into the sixth amended and restated senior unsecured revolving credit agreement (the "Unsecured Credit Agreement") and retained Bank of America, N.A. as the Administrative Agent for the lenders. The $1,000,000 Unsecured Credit Agreement was to mature in February 2026. Borrowings under the Unsecured Credit Agreement bore interest at either the Eurocurrency rate, as defined in the Unsecured Credit Agreement, plus a margin of 1.175% to 1.775% or the base rate, as defined in the Unsecured Credit Agreement, plus a margin of 0.175% to 0.775%, depending on the Company's leverage ratio at the time of the borrowing. Multi-currency borrowings, pursuant to the Unsecured Credit Agreement, bore interest at their respective interbank offered rate (i.e. Euribor) or 0.00% (higher of the two rates) plus a margin of between 1.175% and 1.775%. The Unsecured Credit Agreement required the Company to maintain a Senior Debt Ratio of not more than 3.25 times. In addition, the Unsecured Credit Agreement required the Company to maintain a Total Debt Ratio of not more than 3.75 times for each fiscal quarter. A ratio of Consolidated EBITDA to Consolidated Cash Interest Expense, as defined, of not less than 4.25 times, was also required at the end of each fiscal quarter. The Unsecured Credit Agreement also contemplated the potential replacement of LIBOR (as defined below) with a successor financing rate, pursuant to the intent of the United Kingdom's Financial Conduct Authority to phase out use of LIBOR (see discussion below). The Company paid fees and expenses of $4,306 in conjunction with executing the Unsecured Credit Agreement. Such fees have been deferred within Other Assets on the Condensed Consolidated Balance Sheets and will be amortized into interest expense on the Condensed Consolidated Statements of (Loss) Income through its maturity. Cash used to pay these fees was recorded through other financing activities on the Condensed Consolidated Statements of Cash Flows. The Company subsequently amended the Unsecured Credit Agreement on October 11, 2021 (the "LIBOR Transition Amendment"), defining certain applicable multi-currency borrowing rates that could be used as replacement rates for LIBOR, which was expected to be discontinued by reference rate reform. See Note 2 of the Condensed Consolidated Financial Statements, as well as the discussion below.

On April 6, 2022, the Company entered into Amendment No. 1 to the Unsecured Credit Agreement (“Amendment No. 1”), which (i) replaced the LIBOR interest rate for U.S. dollar loans to a term Secured Overnight Financing Rate including a Secured Overnight Financing Rate adjustment (or "SOFR", as defined in the Unsecured Credit Agreement), (ii) added a daily SOFR option for U.S. dollar loans and a term SOFR option for U.S. dollar loans, and (iii) added the ability to borrow foreign swing line loans based on the Euro Short Term Rate ("€STR") (as defined) with the same interest spread as the interest spread for SOFR Loans (as defined) and Alternative Currency Loans (defined as loans denominated in Euro, Sterling, Swiss Francs or Yen). In addition, Amendment No. 1 lowered the interest rate spread on (i) SOFR Loans and Alternative Currency Loans to a range from 0.975% to 1.70%, depending on the leverage ratio (the “Leverage Ratio”) of Consolidated Total Debt (as defined) to Consolidated EBITDA (as defined) as of the end of each fiscal quarter, and (ii) loans based on the Base Rate (as defined), to a range from 0.00% to 0.70%, depending on the Company’s Leverage Ratio as of the end of each fiscal quarter. Amendment No. 1 also lowered the facility fee, which was required to be paid by the Company under the Unsecured Credit Agreement and was calculated on the full amount of the revolving facility, to a range from 0.15% to 0.30%, depending on the Company’s Leverage Ratio at the end of each fiscal quarter. In April 2022, the Company paid fees and expenses of $1,037 in conjunction with executing Amendment No. 1. Such fees have been deferred within Other Assets on the Condensed Consolidated Balance Sheets and will be amortized into interest expense on the Condensed Consolidated Statements of (Loss) Income through its maturity. Cash used to pay these fees was recorded through other financing activities on the Condensed Consolidated Statements of Cash Flows.

The United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced its intent to phase out the use of LIBOR by December 31, 2021. The U.S. Federal Reserve, in conjunction with the

Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified SOFR as its preferred benchmark alternative to U.S. dollar LIBOR. Published by the Federal Reserve Bank of New York, SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. The Company’s Unsecured Credit Agreement and corresponding interest rate swap were tied to LIBOR, with each maturing in February 2026. In March 2021, the ICE Benchmark Association announced that it would extend the publication of overnight, 1, 3, 6 and 12 month LIBOR rates until June 30, 2023, while ceasing publication of all other LIBOR rates including 1 week and 2 month rates. The Company's Unsecured Credit Agreement was further amended in October 2021 and in April 2022 to address the replacement of LIBOR, which, as a result of the Company's contract amendments as discussed above, did not have a material impact on our business, financial condition, results of operations or cash flow.

On June 5, 2023, the Company entered into the Agreement with MB Aerospace Group Holdings Limited, a Cayman Islands limited company. See Note 3. In connection with entry into the Agreement, on June 5, 2023, the Company entered into the Second Amendment (the “Second Amendment”) to Note Purchase Agreement and Amendment No. 2 ("Amendment No. 2") to Unsecured Credit Agreement to facilitate the Transaction, as well as a commitment letter with Bank of America, N.A. and BofA Securities, Inc. (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties agreed to provide, subject to the satisfaction of customary closing conditions contained therein, a $1,000,000 backstop senior secured revolving credit facility and a $700,000 senior secured 364-day bridge loan facility ("Bridge Loan Facility"). The Bridge Loan Facility was only intended to be drawn to the extent that the Company did not obtain alternative financing prior to the closing of the Transaction. The Company recorded fees of $9,500 in conjunction with the Bridge Loan Facility and $1,000,000 backstop senior secured revolving credit facility into interest expense on the Condensed Consolidated Statements of (Loss) Income in the three months ended September 30, 2023. On the Acquisition Date, pursuant to the terms of the Agreement, the Company completed the Transaction for an aggregate purchase price of $728,607, subject to customary and specified closing adjustments, as set forth in the Agreement. Concurrently, the Company entered into a new Credit Agreement (the “Credit Agreement”) among the Company and certain of its subsidiaries, the issuing banks, lenders and other parties party thereto, and Bank of America, N.A., as administrative agent, as collateral agent and as swingline lender, which provides for senior secured financing of $1,650,000, consisting of a term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $650,000, at an original issue discount of $4,875, and a revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Facilities”) in an aggregate principal amount of up to $1,000,000, including a letter of credit sub-facility of up to $50,000. Proceeds of the loans borrowed under the Senior Facilities on the Acquisition Date, net of a 0.75% original issue discount on the Term Loan Facility, were used to fund, in part, the transactions contemplated by the Agreement, including the consummation of the Transaction, the repayment in full of the 3.97% Senior Notes, and to pay related fees and expenses. As of the Acquisition Date, the Revolving Credit Facility had outstanding borrowings in an aggregate principal amount of approximately $698,000. Proceeds of any loans under the Revolving Credit Facility borrowed after the Acquisition Date will be used for general corporate purposes. The Company paid fees and expenses of $3,058 in conjunction with executing the Revolving Credit Facility. Such fees have been deferred within Other Assets on the Condensed Consolidated Balance Sheets and will be amortized into interest expense on the Condensed Consolidated Statements of (Loss) Income through the maturity of the Credit Agreement with the previously recorded debt issuance costs. The Company incurred $8,283 of debt issuance costs in conjunction with executing the Term Loan Facility. Such fees have been recorded as a direct deduction from the carrying amount of the Term Loan Facility and will be amortized into interest expense on the Condensed Consolidated Statements of (Loss) Income through the maturity of the Term Loan Facility. Cash used to pay these fees was recorded through financing activities on the Condensed Consolidated Statements of Cash Flows. On August 31, 2023, in connection with the Credit Agreement and the closing of the Transaction, the Bridge Loan Facility was terminated.

The Senior Facilities are guaranteed by each of the Company’s wholly owned domestic subsidiaries and are secured by substantially all assets of the Company and of each subsidiary guarantor, in each case subject to certain exceptions.

Borrowings under the Senior Facilities bear interest at a rate per annum equal to, at the Company’s option, either Term SOFR (subject to a 0.00% floor) or an alternate base rate ("ABR"), in each case plus an applicable margin of (i) in the case of borrowings under the Term Loan Facility, 3.00% for Term SOFR loans and 2.00% for ABR loans and (ii) in the case of borrowings under the Revolving Credit Facility, initially, 2.375% for Term SOFR loans and 1.375% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility varies depending on the Company’s total net leverage ratio. The Company is also required to pay a commitment fee initially equal to 0.35% per annum to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The commitment fee under the Revolving Credit Facility varies depending on the Company’s total net leverage ratio.

The Term Loan Facility matures on the seven-year anniversary of the Acquisition Date and amortizes in equal quarterly installments, starting with the first full fiscal quarter after the Acquisition Date, of 0.25% of the initial principal amount. The Revolving Credit Facility matures on the five-year anniversary of the Acquisition Date. In addition, the Company is required to prepay outstanding loans under the Term Loan Facility, subject to certain exceptions, with up to 50% of the Company’s annual excess cash flow (as defined under the Credit Agreement) in excess of the greater of $50,000 and 15.0% of Last Twelve Months ("LTM") Adjusted Consolidated EBITDA (as defined in the Credit Agreement) as of the applicable time, and with up to 100% of the net cash proceeds of certain recovery events and non-ordinary course asset sales (which percentages vary depending on the Company’s first lien secured net leverage ratio).

The Company may generally prepay outstanding loans under the Senior Facilities at any time, without prepayment premium or penalty, subject to customary “breakage” costs with respect to Term SOFR loans. Prepayments of the Term Loan Facility in connection with certain “repricing events” resulting in a lower yield occurring at any time during the first six months after the Acquisition Date must be accompanied by a 1.00% prepayment premium.

The Revolving Credit Facility requires that the Company maintain a maximum Total Net Leverage Ratio, as defined in the Credit Agreement, initially of 5.50 to 1.00 as of the last day of each fiscal quarter for which financials have been (or were required to be) delivered, commencing with the first full fiscal quarter after the Acquisition Date, stepping down to 4.00 to 1.00 over time. For material acquisitions in certain circumstances, such ratio may be increased by up to 0.50 to 1.00. The actual ratio, as defined, was 3.77 at September 30, 2023. The Revolving Credit Facility also requires that the Company not permit the Interest Coverage Ratio as of the last day of any test period to be less than 3.00 to 1.00. The actual ratio, as defined, was 3.36 as of September 30, 2023. At September 30, 2023, the Company was in compliance with all applicable covenants.

The Senior Facilities contain certain affirmative and negative covenants that limit the ability of the Company, among other things and subject to certain significant exceptions, to incur debt or liens, make investments, enter into certain mergers, consolidations, asset sales and acquisitions, pay dividends and make other restricted payments and enter into transactions with affiliates. The Senior Facilities also contain certain events of default, including relating to a change of control. If an event of default occurs, the lenders under the Senior Facilities will be entitled to take various actions, including the acceleration of amounts due under the Senior Facilities.

Borrowings and availability under the Revolving Credit Facility were $662,937 and $337,063, respectively, at September 30, 2023. Borrowings and availability under the Unsecured Credit Facility were $466,672 and $533,328, respectively, at December 31, 2022, subject to covenants discussed above. The average interest rate on these borrowings was 7.04% and 3.67% on September 30, 2023 and December 31, 2022, respectively. The average interest rate excludes the impact of the Company’s interest swap agreements. See Note 10. Borrowings included Euro-denominated borrowings of 296,500 Euros ($317,937) at September 30, 2023 and 310,700 Euros ($331,672) at December 31, 2022. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

Borrowings under the Term Loan Facility were $650,000 at September 30, 2023. The average interest rate on these borrowings was 8.42% on September 30, 2023. The average interest rate excludes the impact of the Company’s interest swap agreements. See Note 10. The fair value of the borrowings is based on the quoted market price of the borrowings on September 30, 2023, which represents Level 1 observable inputs.

In addition, the Company has approximately $83,000 in uncommitted short-term bank credit lines ("Credit Lines") and overdraft facilities. The Credit Lines are accessed locally and are available primarily within the U.S., Europe and Asia. The Credit Lines are subject to the applicable borrowing rates within each respective country and vary between jurisdictions (i.e. LIBOR, Euribor, etc.). The Company had no borrowings under the Credit Lines at September 30, 2023 or December 31, 2022. The Company had borrowed $29 and $8 under the overdraft facilities at September 30, 2023 and December 31, 2022, respectively. Repayments under the Credit Lines are due within one month after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

In October 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, as purchasers, for the issuance of $100,000 aggregate principal amount of the 3.97% Senior Notes due October 17, 2024 (the “Notes”). The Notes were senior unsecured obligations of the Company and paid interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. Subject to certain conditions, the Company could, at its option, prepay all or any part of the Notes in an amount equal to 100% of the principal amount so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The Notes, together with accrued and unpaid interest thereon, were repaid on August 31, 2023 in connection with the Transaction. There was no

Make-Whole Amount. The fair value of the Notes at December 31, 2022 was determined using the U.S. Treasury yield and a long-term credit spread for similar types of borrowings, which represented Level 2 observable inputs.

The Company also has several finance leases under which $12,243 and $4,404 was outstanding at September 30, 2023 and December 31, 2022, respectively. The fair value of the finance leases is based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

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

Derivative financial instruments have been used by the Company to hedge its exposure to fluctuations in interest rates. On April 28, 2017, the Company entered into an interest rate swap agreement (the "2017 Swap") with one bank which converted the interest on $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The 2017 Swap expired on January 31, 2022. On March 24, 2021, the Company entered into a new interest rate swap agreement (the "2021 Swap") with this same bank that commenced on January 31, 2022 and that converted the interest on $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.17% plus the borrowing spread. Effective, April 30, 2022, the Company amended the 2021 Swap (the "Amended 2021 Swap"), such that the one-month SOFR-based borrowing rate replaced the one-month LIBOR-based borrowing rate. The Amended 2021 Swap, which will expire on January 30, 2026, converts the interest on $100,000 of the Company's one-month SOFR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.075% plus the borrowing spread. The execution of the Amended 2021 Swap did not have a material impact on our business, financial condition, results of operations or cash flow. On July 19, 2023, the Company entered into an interest rate swap agreement (the "Euribor Swap") with one bank that commenced on July 31, 2023, which converts the interest on €150,000 of the Company's Euribor-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 3.257% plus the borrowing spread. Under the Euribor Swap, €50,000 will expire on July 31, 2026, with the remaining balance of €100,000 expiring on July 31, 2028. On September 12, 2023, the Company entered into six additional interest rate swap agreement (the "2023 Swaps") with six different banks that commenced on September 29, 2023, which convert the interest on $600,000 of the Company's one-month SOFR-based borrowings from a variable rate plus the borrowing spread to a blended fixed rate of 4.321% plus the borrowing spread. Under the 2023 Swaps, $50,000 will expire on August 31, 2026, $100,000 will expire on August 31, 2027, $200,000 will expire on August 31, 2028, $50,000 will expire on August 31, 2029 and the remaining balance of $200,000 will expire on August 31, 2030. The execution of the interest rate swap agreements in 2023 did not have a material impact on our business, financial condition, results of operations or cash flow. These interest rate swap agreements (the "Swaps") are accounted for as cash flow hedges.

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

The fair values of the Amended 2021 Swap were $8,282 and $8,535 as of September 30, 2023 and December 31, 2022, respectively, the fair values of the Euribor Swap were $183 and $0 as of September 30, 2023 and December 31, 2022, respectively, and the fair values of the 2023 Swaps were $1,159 and $0 as of September 30, 2023 and December 31, 2022, respectively, and were recorded in Other Assets in the Condensed Consolidated Balance Sheets for the periods. The fair values of the Company's other derivatives were not material to the Company's Condensed Consolidated Balance Sheets as of September 30, 2023 or December 31, 2022. See Note 11. The activity related to the derivatives that have been designated hedging instruments was not material to the Company's Condensed Consolidated Financial Statements for the periods ended September 30, 2023 or 2022. The Company recognized losses of $2,517 and $8,094 related to the foreign exchange contracts that are not accounted for as hedging instruments within other expense (income), net, in the Condensed Consolidated Statements of (Loss) Income for the three-month periods ended September 30, 2023 and 2022, respectively. The Company recognized losses of $5,466 and $18,671 related to the foreign exchange contracts that are not accounted for as hedging instruments within Other Expense (income), net, in the Consolidated Statements of (Loss) Income for the nine month periods ended September 30, 2023 and 2022, respectively. Such losses were substantially offset by net gains recorded on the underlying hedged asset or liability (the "underlying"). Offsetting net gains on the underlying are also recorded within Other expense (income), net.

The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. Other financing cash flows during the nine month periods ended September 30, 2023 and 2022, as presented on the Condensed Consolidated Statements of Cash Flows, include $6,346 and $17,271, respectively, of net cash payments related to the settlement of foreign currency hedges related to intercompany financing.

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

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis as of September 30, 2023 and December 31, 2022:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Asset derivatives	$10,712	$—	$10,712	$—
Liability derivatives	(1,052)	—	(1,052)	—
Bank acceptances	10,615	—	10,615	—
Rabbi trust assets	1,791	1,791	—	—
Total	$22,066	$1,791	$20,275	$—

December 31, 2022
Asset derivatives	$8,856	$—	$8,856	$—
Liability derivatives	(1,023)	—	(1,023)	—
Bank acceptances	13,260	—	13,260	—
Rabbi trust assets	2,104	2,104	—	—
Total	$23,197	$2,104	$21,093	$—

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

12. Pension and Other Postretirement Benefits

Pension and other postretirement benefits (income) cost consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pensions	2023	2022	2023	2022
Service cost	$622	$1,462	$1,972	$4,345
Interest cost	4,796	3,643	14,492	10,511
Expected return on plan assets	(7,453)	(7,264)	(22,436)	(21,801)
Amortization of prior service cost	88	97	258	304
Amortization of actuarial losses	402	3,098	1,240	9,755
Curtailment loss (gain)	—	1,158	(668)	1,158
Settlement gain	—	—	(731)	—
Special termination benefits	—	259	—	395
Net periodic benefit (income) cost	$(1,545)	$2,453	$(5,873)	$4,667

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Postretirement Benefits	2023	2022	2023	2022
Service cost	$10	$19	$29	$58
Interest cost	282	197	842	606
Amortization of prior service cost	3	9	8	27
Amortization of actuarial gains	(37)	(1)	(110)	(2)
Net periodic benefit cost	$258	$224	$769	$689

The service cost component of net periodic benefit cost is included within Cost of sales and Selling and administrative expenses. The components of net periodic benefit (income) cost other than the service cost component are included in Other expense (income), net on the Condensed Consolidated Statements of (Loss) Income. See Note 14.

In July 2022, the Company authorized restructuring actions, which resulted in pension curtailment and settlement gains of $668 and $476, respectively, during the nine months ended September 30, 2023. See Note 17.

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

13. Income Taxes

The Company's effective tax rate for the first nine months of 2023 was 67.6% compared with 111.0% in the first nine months of 2022 and 64.7% for the full year 2022. The increase in the effective tax rate in the first nine months of 2023 as compared with the rate for the full year 2022 is primarily due to the recording of a valuation allowance on disallowed interest expense under Section 163(j) and an increase in GILTI tax, both significantly impacted by the MB Aerospace acquisition. The increase is also due to a decrease in earnings in 2023 related to MB Aerospace acquisition costs of which a portion are capitalized for tax purposes. The increase is offset by the absence of a goodwill impairment charge of $68,194, which was not tax deductible for book purposes.

The Aerospace and Industrial segments have a number of multi-year tax holidays in China, Malaysia and Singapore. The China holiday was granted in 2021 and provides for a corporate income tax of 15% for the approved businesses. The China holiday runs for a three-year period ending December 31, 2023. It is anticipated that the Company will re-apply for the China holiday in 2024. The Aerospace segment was granted an income tax holiday for operations recently established in Malaysia. The Malaysia holiday commenced effective November 2020 (retroactively) and remains effective for a period of ten years. The Aerospace business was granted additional tax holidays in Singapore under the Pioneer program in the fourth quarter of 2022. The Singapore holiday provides reduced tax rates for certain Aerospace programs manufactured at the Singapore location and will run through December 2025. All of the holidays are subject to the Company meeting certain commitments in the respective jurisdictions.

In October 2021, the Organization for Economic Co-operation and Development ("OECD") introduced an inclusive framework to address tax challenges arising from the digitalization of the economy through a two-pillar solution. One of the components of the solution is the implementation of a global minimum corporate tax rate of 15% for large multinational corporations (“Pillar Two”). The OECD continues to release additional guidance on the two-pillar solution with implementation to begin in 2024 while reporting of the tax applicable will not occur until 2026.

On August 31, 2023, the Company completed its acquisition of MB Aerospace by acquiring all of the issued and outstanding shares of capital stock of MB Aerospace Holdings Inc., a Delaware corporation, in a taxable stock transaction. For accounting purposes, the assets and liabilities of MB Aerospace have been stepped up to fair market value which require the recording of deferred taxes on the associated step up. The Company has also determined that it is unlikely to recognize a tax benefit associated with MB Aerospace disallowed interest, net operating loss and credit carryforwards. As a result, the Company has booked a valuation allowance associated with these carryforwards. Additionally, the Company evaluated the impact of the MB Aerospace acquisition on the deferred tax assets of the Company. The Company determined that it was unlikely to be able to utilize legacy disallowed interest carryforwards and has recorded a corresponding valuation allowance. The Company will continue to evaluate associated Pillar Two impacts, and how they will be applied within the combined group of companies.

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

14. Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following tables set forth the changes in accumulated other comprehensive income (loss), net of tax, by component for the nine month periods ended September 30, 2023 and 2022:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
December 31, 2022	$5,941	$(108,640)	$(117,801)	$(220,500)
Other comprehensive income (loss) before reclassifications	2,456	10,717	(10,146)	3,027
Amounts reclassified from accumulated other comprehensive income to the Condensed Consolidated Statements of (Loss) Income	(1,793)	93	—	(1,700)
Net current-period other comprehensive income (loss)	663	10,810	(10,146)	1,327
September 30, 2023	$6,604	$(97,830)	$(127,947)	$(219,173)

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
December 31, 2021	$160	$(112,307)	$(39,691)	$(151,838)
Other comprehensive income (loss) before reclassifications	5,765	(5,945)	(145,238)	(145,418)
Amounts reclassified from accumulated other comprehensive income to the Condensed Consolidated Statements of (Loss) Income	28	8,059	—	8,087
Net current-period other comprehensive income (loss)	5,793	2,114	(145,238)	(137,331)
September 30, 2022	$5,953	$(110,193)	$(184,929)	$(289,169)

The following table sets forth the reclassifications out of accumulated other comprehensive loss by component for the three month periods ended September 30, 2023 and 2022:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Condensed Consolidated Statements of (Loss) Income
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Cash flow hedges
Interest rate contracts	$1,146	$266	Interest expense
Foreign exchange contracts	(278)	(45)	Net sales
	868	221	Total before tax
	(213)	(53)	Tax expense
	655	168	Net of tax

Pension and other postretirement benefit items
Amortization of prior service costs	$(91)	$(106)	(A)
Amortization of actuarial losses	(365)	(3,097)	(A)
Curtailment gain	—	(450)	(A)
Settlement gain	—	—	(A)
	(456)	(3,653)	Total before tax
	116	859	Tax benefit
	(340)	(2,794)	Net of tax

Total reclassifications in the period	$315	$(2,626)
(A) These accumulated other comprehensive income (loss) components are included within the computation of net periodic Pension and Other Postretirement Benefits cost. See Note 12.

The following table sets forth the reclassifications out of accumulated other comprehensive loss by component for the nine month periods ended September 30, 2023 and 2022:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of (Loss) Income
	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash flow hedges
Interest rate contracts	$2,999	6	Interest expense
Foreign exchange contracts	(627)	(42)	Net sales
	2,372	(36)	Total before tax
	(579)	8	Tax benefit
	1,793	(28)	Net of tax

Pension and other postretirement benefit items
Amortization of prior service costs	$(266)	$(331)	(A)
Amortization of actuarial losses	(1,130)	(9,753)	(A)
Curtailment gain (loss)	241	(450)	(A)
Settlement gain	731	—	(A)
	(424)	(10,534)	Total before tax
	331	2,475	Tax benefit
	(93)	(8,059)	Net of tax

Total reclassifications in the period	$1,700	$(8,087)
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
The following tables set forth information about the Company's operations by its two reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales
Aerospace(A)	$156,090	$110,787	$395,362	$320,650
Industrial	204,898	203,959	639,977	627,746
Intersegment sales	—	(2)	(10)	(1)
Total net sales	$360,988	$314,744	$1,035,329	$948,395

Operating profit (loss)
Aerospace(A)	$3,622	$21,227	$38,953	$58,162
Industrial(B)	6,368	8,809	20,330	(25,200)
Total operating profit	9,990	30,036	59,283	32,962
Interest expense	22,792	3,357	34,612	10,249
Other expense (income), net	(874)	2,423	(2,427)	3,650
(Loss) income before income taxes	$(11,928)	$24,256	$27,098	$19,063
(A) The results of MB Aerospace, from the acquisition on August 31, 2023, have been included within the Company's Consolidated Financial Statements in the Aerospace segment for the three and nine months ended September 30, 2023.
(B) Industrial operating losses in the nine-month period ended September 30, 2022 include a $68,194 goodwill impairment charge.

	September 30, 2023	December 31, 2022
Assets
Aerospace(A)	$1,484,676	$590,598
Industrial	1,638,970	1,680,415
Other (B)	153,688	142,717
Total assets	$3,277,334	$2,413,730
(A) The increase in assets within the Aerospace segment primarily reflects the acquisition of MB Aerospace.
(B) "Other" assets include corporate-controlled assets, the majority of which are cash and cash equivalents and deferred tax assets.

16. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. The Company accrues its estimated exposure for warranty claims at the time of sale based upon the length of the warranty period, historical experience and other related information known to the Company. Liabilities related to product warranties and extended warranties were not material as of September 30, 2023 and December 31, 2022.

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

Supplier Finance Programs

The Company participates in a Supplier Finance Program (the "Program") under which it agrees to pay a third-party finance provider the stated amount of confirmed invoices from participating suppliers based on the original invoice due date. Suppliers, at their sole discretion, may elect to finance confirmed invoices prior to their scheduled due date at a discounted price with the Company's third-party finance provider. Outstanding obligations related to the Program were not material as of September 30, 2023 and December 31, 2022. These obligations were recorded within Accounts Payable on the Condensed Consolidated Balance Sheets. The Company does not have any assets nor any other forms of guarantees pledged as security to the third-party finance provider as part of the Program.

17. Business Reorganizations

In July 2022, Company management, commenced a systematic multi-phased initiative to significantly reduce costs and integrate the Company's operations, decreasing complexity and focusing on improved performance across Industrial. More specifically, at this time, the Company announced a restructuring program to further reduce costs within the Industrial segment and, more broadly, transform our businesses in response to macroeconomic disruptions. Additional actions were subsequently announced in October 2022, April 2023 (including Aerospace) and, most recently, during the current quarter, in September 2023. Management continues to adjust its cost structures to align with market conditions.

The Company authorized restructuring actions (“2022 Actions”) focused on the consolidation of two manufacturing sites and a number of branch offices and changes in infrastructure to eliminate certain roles across a number of locations in the Industrial segment businesses in July and October 2022. Resulting pre-tax charges of $17,986 were recorded in 2022. Of the aggregate, $11,880 related to employee termination costs, primarily employee severance and other termination benefits, which are expected to be paid in cash by the end of 2023 and which were recorded within Selling and administrative expenses. The remaining $6,106 primarily related to $3,186 of accelerated depreciation of assets and $1,417 of pension curtailment losses and special termination benefits which were recorded in Cost of sales and Other expense (income), net, respectively.

During the third quarter of 2023, additional pre-tax charges of $3,156, primarily related to site consolidation and transfer of work charges, were recorded within Cost of sales, $233 of expenses were recorded within Selling and administrative expenses in the accompanying Condensed Consolidated Statements of (Loss) Income.

During the first nine months of 2023, additional pre-tax charges of $9,120, including $3,185 of accelerated depreciation of assets, $6,073 primarily related to site consolidation and transfer of work charges, were recorded within Cost of sales, $1,006 primarily related to employee and other termination benefits, were recorded within Selling and administrative expenses, and $1,144 of pension curtailment and settlement gains recorded were included within Other income (expense), net, in the accompanying Condensed Consolidated Statements of (Loss) Income.

A corresponding liability of $2,879, per below, related to the employee termination costs remained and was included within accrued liabilities as of September 30, 2023. The Company expects to incur additional costs of approximately $1,000 in 2023 related to the 2022 Actions, primarily related to transfer of work charges, which is payable in cash. The 2022 Actions are expected to be predominately completed in 2023.

The following table sets forth the change in the liability for the employee termination benefits related to the 2022 Actions:

December 31, 2022	$10,900
Employee severance and other termination benefits	(594)
Payments	(7,427)
September 30, 2023	$2,879

In April 2023, the Company authorized additional restructuring actions (“April 2023 Actions”) focused on manufacturing footprint optimization, including the consolidation of manufacturing sites and optimization of production. These actions include the geographic transfer of certain programs within both the Industrial and Aerospace segments and changes in infrastructure to drive improvements and efficiencies in business processes, including the elimination of certain roles across several locations. Resulting pre-tax charges of $9,519 were recorded in the second quarter of 2023. Of the aggregate, $9,163 related to employee termination costs, primarily employee severance and other termination benefits, which are expected to be paid in cash by the end of 2025 and which were recorded within Selling and administrative Expenses. The remaining $356 primarily related to accelerated rent expenses and consulting fees, which were recorded within Selling and administrative expenses, in the accompanying Condensed Consolidated Statements of (Loss) Income. Of the aggregate charges recorded, $9,294 was reflected within the results of the Industrial segment and $225 was reflected within the results of the Aerospace segment. During the third quarter of 2023, additional pre-tax charges of $624, primarily related to $682 of transfer of work charges, were recorded within Cost of sales and offset by $(58) of selling and administrative expenses, in the accompanying Condensed Consolidated Statements of (Loss) Income. Of the aggregate charges recorded, $603 was reflected within the results of the Industrial segment and $21 was reflected within the results of the Aerospace segment. A corresponding liability of $6,975, per below, related to the employee termination costs remained and was included within accrued liabilities as of September 30, 2023. The Company expects to incur additional costs of approximately $4,000 in 2023 related to the April 2023 Actions, including approximately $1,000 related to the Aerospace segment and $3,000 related to the Industrial segment, all of which is payable in cash. The Company also expects to incur additional costs beyond 2023 of approximately $12,000 related to the April 2023 Actions, which are primarily related to transfer of work charges. Of the aggregate, approximately $8,000 and $4,000 relate to the Aerospace and Industrial segments, respectively. The April 2023 Actions are expected to be completed throughout multiple periods, with completion in 2025.

The following table sets forth the change in the liability for the employee termination benefits related to the April 2023 Actions:

December 31, 2022	$—
Employee severance and other termination benefits	8,938
Payments	(1,963)
September 30, 2023	$6,975

In September 2023, the Company authorized additional restructuring actions (“September 2023 Actions”) including organizational realignment within a Barnes Industrial business and within Barnes Aerospace following the MB Aerospace acquisition. Resulting pre-tax charges of $8,622 were recorded in the third quarter of 2023 related to employee termination costs, primarily employee severance and other termination benefits, which are expected to be paid in cash by the end of 2025 and which were recorded within Selling and administrative expenses in the accompanying Condensed Consolidated Statements of (Loss) Income. Of the aggregate charges recorded, $5,801 was reflected within the results of the Industrial segment and $2,821 was reflected within the results of the Aerospace segment. A corresponding liability of $7,320, per below, related to the employee termination costs remained and was included within accrued liabilities as of September 30, 2023. The Company does not expect any additional costs related to the September 2023 Actions to be significant.

The following table sets forth the change in the liability for the employee termination benefits related to the September 2023 Actions:

December 31, 2022	$—
Employee severance and other termination benefits	8,622
Payments	(1,302)
September 30, 2023	$7,320

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

Third Quarter Highlights

The Company reported net sales of $361.0 million in the third quarter of 2023, an increase of $46.2 million or 14.7% from the third quarter of 2022. Organic sales increased by $11.6 million, or 3.7%, including an increase of $18.8 million, or 17.0%, at Aerospace, and a decrease of $7.2 million, or 3.5%, at Industrial. The year-over-year increase at Aerospace was driven by volume increases within both the Aerospace Original Equipment Manufacturing ("OEM") and the Aerospace Aftermarket businesses, reflecting continued strength in aerospace end markets. The acquisition of MB Aerospace (as defined below) on August 31, 2023 provided incremental sales of $26.5 million within the Aerospace segment during the three months ended September 30, 2023. From an Industrial standpoint, the year-over-year decrease was driven primarily by volume decreases within the Motion Control Solutions and Molding Solutions businesses, partially offset by favorable pricing initiatives. The weakening of the U.S. dollar against foreign currencies increased net sales within the Industrial segment by approximately $8.1 million. Operating margins decreased from 9.5% in the 2022 period to 2.8% in the current period, largely a result of $8.0 million of short-term purchase accounting adjustments and $7.8 million of acquisition transaction costs related to the acquisition of MB Aerospace (see below), in addition to $13.2 million of restructuring and transformation related charges.

On August 31, 2023 (“Acquisition Date”), the Company completed its acquisition of MB Aerospace Holdings Inc., a Delaware corporation ("MB Aerospace"), along with such entity's subsidiaries (the "Transaction") by acquiring all of the issued and outstanding shares of capital stock of MB Aerospace. The Company acquired MB Aerospace for an aggregate purchase price of $728.6 million which was financed using cash on hand, borrowings under the Company's revolving credit facility and a term loan facility. See "Item 2 - Liquidity and Capital Resources" for additional information related to the financing of MB Aerospace. The purchase price includes preliminary adjustments under the terms of the MB Aerospace Sale and Purchase Agreement (the "Agreement"), including approximately $9.8 million related to cash acquired. In connection with the acquisition, the Company recorded $321.0 million of intangible assets and $318.3 million of goodwill. See Notes 3 and 8 to the Condensed Consolidated Financial Statements.

Impact of Macroeconomic Trends and Management Actions

Several macroeconomic trends continue to present challenges across our businesses during 2023, including inflationary pressures, primarily related to raw material costs. Management has taken several actions to mitigate the impacts of these costs. In addition to taking pricing actions to recover costs, the Company has remained focused on cost management and productivity initiatives to mitigate these impacts. Management also continues to focus on driving core business execution through revenue growth, margin expansion and new business development. More recently, management attention has been directed towards integrating our existing businesses and MB Aerospace, consolidating operations and facilities where appropriate, and rationalizing operational costs and investments; all with the goal of improving profitability and return on invested capital. During the third quarter of 2023, the national union representing the United Auto Workers opted to strike, potentially impacting managements sales channels within automotive end markets.

In July 2022, management commenced a systematic multi-phased initiative to significantly reduce costs and integrate the Company's operations, decreasing complexity and focusing on improved performance across Industrial. More specifically, at this time, the Company announced a restructuring program to further reduce costs within the Industrial segment and, more broadly, transform our businesses in response to macroeconomic disruptions. Additional actions were subsequently announced in October 2022, April 2023 and, most recently, during the current quarter, in September 2023. Management continues to adjust its cost structures to align with market conditions, with aggregate targeted annualized savings in excess of $50 million. See Note 17 the Condensed Consolidated Financial Statements for additional discussion. Effective January 1, 2023, the Company combined its Force & Motion Control and Engineered Components businesses to form a single new strategic business unit named Motion Control Solutions. The formation of Motion Control Solutions aligns with management's “Integrate, Consolidate & Rationalize” initiative as we continue to transform the Company. During the first quarter of 2023, management also took actions to reduce costs associated with one of its U.S-based defined benefit pension plans (see Note 12 of the Condensed Consolidated Financial Statements).

RESULTS OF OPERATIONS

Net Sales

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2023	2022	Change		2023	2022	Change
Aerospace	$156.1	$110.8	$45.3	40.9%	$395.4	$320.7	$74.7	23.3%
Industrial	204.9	204.0	0.9	0.5%	640.0	627.7	12.2	1.9%
Total	$361.0	$314.7	$46.2	14.7%	$1,035.3	$948.4	$86.9	9.2%

The Company reported net sales of $361.0 million in the third quarter of 2023, an increase of $46.2 million from the third quarter of 2022. Organic sales increased by $11.6 million, or 3.7%, including an increase of $18.8 million at Aerospace, partially offset by a decrease of $7.2 million at Industrial. The year-over-year increase at Aerospace was driven by volume increases within both the Aerospace OEM and the Aerospace Aftermarket businesses, reflecting the ongoing recovery in aerospace end markets. The acquisition of MB Aerospace in August 2023 provided incremental sales of $26.5 million within the Aerospace segment during the three months ended September 30, 2023, impacting both the OEM and Aftermarket businesses. From an Industrial standpoint, the year-over-year decrease was primarily driven by volume decreases within the Molding Solutions and Motion Control Solutions businesses, partially offset by favorable pricing actions. The weakening of the U.S. dollar against foreign currencies increased net sales within the Industrial segment by approximately $8.1 million.

The Company reported net sales of $1,035.3 million in the first nine months of 2023, an increase of $86.9 million, or 9.2%, from the first nine months of 2022. Organic sales in the first nine months of 2023 increased by $56.7 million, driven by an increase of $48.2 million at Aerospace and an increase of $8.5 million at Industrial. The increase at Aerospace was driven by sales growth across both businesses. The acquisition of MB Aerospace on August 31, 2023 provided incremental sales of $26.5 million within the Aerospace segment during the nine months ended September 30, 2023. From an Industrial standpoint, the year-over-year increase was driven by favorable pricing actions within each of the businesses. The weakening of the U.S. dollar against foreign currencies increased net sales within the Industrial segment by approximately $3.7 million.

Expenses and Operating Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2023	2022	Change		2023	2022	Change
Cost of sales	$253.5	$208.6	$44.8	21.5%	$704.4	$628.6	$75.8	12.1%
% sales	70.2%	66.3%			68.0%	66.3%
Gross profit (1)	$107.5	$106.1	$1.4	1.3%	$331.0	$319.8	$11.2	3.5%
% sales	29.8%	33.7%			32.0%	33.7%
Selling and administrative expenses	$97.5	$76.1	$21.4	28.2%	$271.7	$218.6	$53.0	24.3%
% sales	27.0%	24.2%			26.2%	23.1%
Goodwill impairment charge	$—	$—	$—	—%	$—	$68.2	$(68.2)	NM
% sales	—%	—%			—%	7.2%
Operating income	$10.0	$30.0	$(20.0)	(66.7)%	$59.3	$33.0	$26.3	79.9%
% sales	2.8%	9.5%			5.7%	3.5%
NM - Not Meaningful
(1) Sales less cost of sales    .

Cost of sales in the third quarter of 2023 increased 21.5% from the 2022 period and gross profit margin decreased from 33.7% in the 2022 period to 29.8% in the 2023 period. Within Industrial, gross profit and gross profit margin remained flat primarily as a result of the profit contribution of lower sales within each of the businesses, offset by pricing actions taken by the businesses. Gross profit remained flat and gross profit margin decreased within Aerospace during the third quarter of 2023. Within Aerospace, higher volumes within the OEM business, in particular, positively impacted gross profit. Unfavorable productivity, mix and $8.0 million of short-term purchase accounting adjustments related to the acquisition of MB Aerospace negatively impacted both gross profit and gross profit margin within the segment. As well, $3.7 million of pre-tax charges related to restructuring and transformation related actions (aggregate of $13.2 million, including selling and administrative costs) impacted gross profit across the segments. Pre-tax charges impacting gross profit related to restructuring and workforce reduction actions during the comparable three month period of 2022 were $1.8 million (aggregate of $9.0 million). Selling and administrative expenses in the third quarter of 2023 increased 28.2% from the 2022 period, whereas sales increased by 14.7% between the comparable 2023 and 2022 periods. As a percentage of sales, selling and administrative costs increased from 24.2% in the third quarter of 2022 to 27.0% in the 2023 period. The increase in selling and administrative costs as a percentage of sales was primarily driven by $7.8 million of acquisition transaction costs and $9.5 million (aggregate of $13.2 million) of restructuring and transformation related charges. Pre-tax charges impacting selling and administrative expenses related to restructuring and workforce reduction actions during the comparable three month period of 2022 were $7.2 million (aggregate of $9.0 million). Operating income in the third quarter of 2023 decreased by 66.7% to $10.0 million, compared with the third quarter of 2022, and operating income margin decreased from 9.5% to 2.8%, driven by the items noted above.

Cost of sales in the first nine months of 2023 increased 12.1% from the 2022 period, while gross profit margin decreased from 33.7% in the 2022 period to 32.0% in the 2023 period. Gross profit margins remained flat at Industrial and declined at Aerospace. Within Industrial, pricing actions taken by the business contributed to an increase in gross profit during the first nine months of 2023. Gross profit margin remained flat during the first nine months of 2023, however, as a result of unfavorable productivity, in part caused by inflationary pressure, combined with an unfavorable mix between businesses.
Within Aerospace, higher volumes within the OEM business, in particular, contributed to an increase in gross profit during the first nine months of 2023. Gross profit margin decreased during the first nine months of 2023 at Aerospace, however, given the unfavorable product mix within the OEM business and Aftermarket businesses and unfavorable productivity. The first nine months of 2023 includes $8.0 million of short-term purchase accounting adjustments related to the acquisition of MB Aerospace. As well, $10.0 million of pre-tax charges related to restructuring and transformation related actions (aggregate of $40.9 million, including selling and administrative costs) impacted gross profit across the segments. Pre-tax charges impacting gross profit related to restructuring and workforce reduction actions during the comparable nine month period were $2.6 million (aggregate of $9.8 million). Selling and administrative expenses in the first nine months of 2023 increased 24.3% from the 2022 period, whereas sales increased by 9.2% between the comparable 2022 and 2023 periods. As a percentage of sales, selling and administrative costs increased from 23.1% in the first nine months of 2022 to 26.2% in the 2023 period. The increase in selling and administrative costs as a percentage of sales was primarily driven by $11.4 million of acquisition transaction costs, $3.8 million of due diligence costs and $30.9 of restructuring and transformation related charges (aggregate of $40.9 million). Pre-tax charges impacting selling and administrative costs related to restructuring and workforce reduction actions during the comparable nine month period were $7.2 million (aggregate of $9.8 million). A goodwill impairment charge of $68.2 million related to the Automation reporting unit impacted operating results during the first nine months of 2022. Operating income in the first nine months of 2023 increased by 79.9% to $59.3 million, compared with first nine months of 2022. Operating income margin increased from 3.5% in the 2022 period to 5.7% in the 2023 period, primarily driven by the absence of the goodwill impairment charge and the additional items noted above. Excluding the goodwill impairment charge, operating profit and operating margin during the first nine months of 2022 were $101.2 million and 10.7%, respectively.

Interest expense

Interest expense increased by $19.4 million in the third quarter of 2023 and by $24.4 million in the first nine months of 2023 as compared with prior year periods, primarily a result of bridge financing fees of $9.5 million related to the MB Acquisition that were incurred during the quarter and nine month periods (see Note 9 to Consolidated Financial Statements). As well, interest expense increased as a result of higher average borrowings during the period and higher average interest rates during the respective periods.

Other expense (income), net

Other expense (income), net in the third quarter of 2023 was $(0.9) million compared to $2.4 million in the third quarter of 2022. This income was primarily driven by income in the other components of net periodic benefit costs of $1.9 million in the third quarter of 2023, compared with expense of $1.2 million in the other components of net periodic benefit costs related to pension and other postretirement benefits. Other expense (income), net in the first nine months of 2023 was $(2.4) million compared to $3.7 million in first nine months of 2022. This decrease in expense was also primarily driven by income in the other components of net periodic benefit costs of $7.1 million in the first nine months of 2023 compared with expense in the other components of net periodic benefit costs of $1.0 million in the first nine months of 2022. Other expense (income) also includes foreign currency losses of $2.9 million in the first nine months of 2023 compared to foreign currency gains of $0.4 million in the first nine months of 2022.

Income Taxes

The Company's effective tax rate for the first nine months of 2023 was 67.6% compared with 111.0% in the first nine months of 2022 and 64.7% for the full year 2022. The increase in the effective tax rate in the first nine months of 2023 as compared with the rate for the full year 2022 is primarily due to the recording of a valuation allowance on disallowed interest expense under Section 163(j) and an increase in GILTI tax, both significantly impacted by the MB Aerospace acquisition. The increase is also due to a decrease in earnings in 2023 related to MB Aerospace acquisition costs of which a portion are capitalized for tax purposes. The increase is offset by the absence of a goodwill impairment charge of $68,194, which was not tax deductible for book purposes.

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

In October 2021, the Organization for Economic Co-operation and Development ("OECD") introduced an inclusive framework to address tax challenges arising from the digitalization of the economy through a two-pillar solution. One of the components of the solution is the implementation of a global minimum corporate tax rate of 15% for large multinational corporations (“Pillar Two”). The OECD continues to release additional guidance on the two-pillar solution with implementation to begin in 2024 while reporting of the tax applicable will not occur until 2026. The Company is currently evaluating the potential impact of Pillar Two on our Consolidated Financial Statements and related disclosures.

On August 31, 2023, the Company completed its acquisition of MB Aerospace by acquiring all of the issued and outstanding shares of capital stock of MB Aerospace Holdings Inc., a Delaware corporation, in a taxable stock transaction. For accounting purposes, the assets and liabilities of MB Aerospace have been stepped up to fair market value which require the recording of deferred taxes on the associated step up. The Company has also determined that it is unlikely to recognize a tax benefit associated with MB Aerospace disallowed interest, net operating loss and credit carryforwards. As a result, the Company has booked a valuation allowance associated with these carryforwards. Additionally, the Company evaluated the impact of the MB Aerospace acquisition on the deferred tax assets of the Company. The Company determined that it was unlikely to be able to utilize legacy disallowed interest carryforwards and has recorded a corresponding valuation allowance.

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

(Loss) income and (Loss) income per Share

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except per share)	2023	2022	Change		2023	2022	Change
Net (loss) income	$(21.7)	$17.0	$(38.7)	(228.0)%	$8.8	$(2.1)	$10.9	(520.3)%
Net (loss) income per common share:
Basic	$(0.43)	$0.33	$(0.76)	(230.3)%	$0.17	$(0.04)	$0.21	(525.0)%
Diluted	(0.43)	0.33	(0.76)	(230.3)%	0.17	(0.04)	0.21	(525.0)%
Weighted average common shares outstanding:
Basic	51.1	50.9	0.1	0.3%	51.0	51.0	0.1	0.1%
Diluted	51.1	51.1	—	—%	51.2	51.0	0.2	0.5%
NM - Not Meaningful

Basic and diluted net income per common share decreased from the three and nine months periods ended September 30, 2022 to net losses per common share for the three and nine months periods ended September 30, 2023 due to the changes from net income to net losses for the periods. Basic and diluted weighted average common shares outstanding were consistent for the periods and were only slightly impacted by the repurchase of 200,000 shares during the first nine months of 2022 as part of the Company's publicly announced Repurchase Program (as defined herein) as well as the issuance of additional shares for employee stock plans.

Financial Performance by Business Segment

Aerospace

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2023	2022	Change		2023	2022	Change
Sales	$156.1	$110.8	$45.3	40.9%	$395.4	$320.7	$74.7	23.3%
Operating profit	3.6	21.2	(17.6)	(82.9)%	39.0	58.2	(19.2)	(33.0)%
Operating margin	2.3%	19.2%			9.9%	18.1%

The Aerospace segment reported sales of $156.1 million in the third quarter of 2023, an 40.9% increase from the third quarter of 2022. Organic sales increased 23.7% and 7.4% within the OEM and Aftermarket businesses, respectively, relative to the comparable 2022 period. The year-over-year increase in organic OEM sales was driven primarily by continued growth within narrow-body airframe production. Organic sales within the Aftermarket Maintenance Repair and Overhaul ("MRO") also improved during the third quarter of 2023 relative to the comparable period as airline traffic and aircraft utilization have continued to ramp. During the first nine months of 2023, the Aerospace segment reported sales of $395.4 million, a 23.3% increase from the first nine months of 2022, also driven by volume growth within each of the Aerospace businesses. The acquisition of MB Aerospace in August 2023 provided incremental sales of $26.5 million within the Aerospace segment during the three and nine months ended September 30, 2023. Sales within the segment are largely denominated in U.S. dollars and therefore were not significantly impacted by changes in foreign currency.

Operating profit at Aerospace in the third quarter of 2023 decreased 82.9% from the third quarter of 2022 to $3.6 million, largely a result of transaction costs related to the August 2023 acquisition of MB Aerospace. More specifically, operating results were impacted by $8.0 million of short-term purchase accounting adjustments (amortization of customer backlog and inventory step-up), $7.8 million of acquisition transaction costs and $2.2 million of increased amortization costs for other acquired long-term intangible assets and $3.9 million of restructuring and transformation related charges, all related to the acquisition of MB Aerospace. Unfavorable productivity also impacted operating results in the third quarter of 2023. The above items were partially offset by pricing, the profit contribution of higher organic sales volumes and MB Aerospace sales. Operating margin decreased from 19.2% in the 2022 period to 2.3% in the 2023 period, largely as a result of the Aerospace MB acquisition-related items. Operating profit in the first nine months of 2023 decreased 33.0% from the first nine months of 2022 to $39.0 million, driven by the items described above, including $8.0 million of short-term purchase accounting adjustments, $1.5 million of due diligence costs allocated to the segment, $11.4 million of acquisition transaction costs and $6.3 million of restructuring and transformation-related charges that were recorded in the first nine months of 2023. Operating margin decreased from 18.1% to 9.9% in the first nine months of 2023, primarily as a result of the acquisition related cost items noted above.

Outlook: Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the worldwide economy and are supported by its order backlog through participation in certain strategic commercial and defense-related engine and airframe programs. As noted earlier, the Company completed its acquisition of MB Aerospace during the third quarter of 2023. MB Aerospace represents a strategic fit for Barnes Aerospace, with highly complementary programs, global operations, technical capabilities, and product and service offerings. OEM sales grew in 2023 relative to the comparable 2022 period, as customer aircraft production schedules continue to ramp. The Company expects that the OEM business will see a continued strength in demand for its manufactured components as narrow body airframe production remains strong, whereas wide body airframe production, albeit improving, remains below pre-pandemic levels. Aerospace management continues to work with customers to evaluate engine and airframe build schedules, giving management the ability to react timely to such changes. Management is working closely with suppliers to align raw material schedules with production requirements. Management also remains focused on labor and supply chain constraints that continue to impact the business, on executing long-term agreements, and expanding our share of production on key programs. Backlog at OEM, including that of the acquired Aerospace MB business, was $1,250.4 million at September 30, 2023. This represents an increase of 66.7% since December 31, 2022, at which time backlog was $750.1 million. Approximately 50% of OEM backlog is expected to be recognized over the next 12 months. The Aerospace OEM business may also be impacted by changes in the content levels on certain platforms, changes in customer sourcing decisions, adjustments to customer inventory levels, labor and commodity availability (including the availability of commodities such as titanium sourced in Russia) and pricing, vendor sourcing capacity and the use of alternate materials. Additional impacts may include the redesign of parts, quantity of parts per engine, cost schedules agreed to under contract with the engine and airframe manufacturers, as well as the pursuit and duration of new programs. Fluctuations in fuel costs, interest rates, and potential changes in regulatory requirements could impact airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the value associated with new fuel-efficient technologies and targets established by airlines to reduce greenhouse gas emissions.

The Aerospace Aftermarket business continues to demonstrate strong signs of recovery as airline traffic and aircraft utilization improve. Domestic and international passenger traffic have improved as significant health and travel restrictions have been lifted with continued growth forecasted throughout 2023. Freight-related air traffic remains solid. Sales in the Aerospace Aftermarket business may continue to be impacted by inventory management and changes in customer sourcing, deferred or limited maintenance activity during engine shop visits and the use of surplus (used) material during the engine repair and overhaul process. Management believes that its Aerospace Aftermarket business continues to be competitively positioned based on well-established long-term customer relationships, including maintenance and repair contracts in the MRO business and long-term Revenue Sharing Programs ("RSPs") and Component Repair Programs ("CRPs"). The MRO business may also be impacted by airlines electing to closely manage their aftermarket costs as engine performance and quality improves. Fluctuations in fuel costs, interest rates and potential changes in regulatory requirements and their corresponding impacts on airline profitability and behaviors within the aerospace industry could also impact levels and frequency of aircraft maintenance and overhaul activities, and airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the economics associated with new fuel-efficient technologies.

Given the pressures on sales growth resulting from labor and supply chain constraints, the Company remains focused on proactive cost management and improved productivity to mitigate continued pressure on operating profit. In April 2023, the Company authorized the third phase of the Actions, with pre-tax charges expected to approximate $8 million within the Aerospace segment. In September 2023, the Company authorized additional restructuring actions related to the MB Aerospace acquisition. These actions include organizational realignments including elimination of certain roles. Industry capacity remains partially constrained by the availability of skilled labor, although improvements were continuing to be recognized during the first nine months of 2023. Aerospace will continue to explore opportunities for additional productivity, including working closely with vendors and customers as it relates to the timing of deliveries and pricing initiatives. Management also remains focused on growth through strategic investments, acquisition and new product and process introductions. Driving productivity continues as a key initiative. Operating profit is expected to be affected by the impact of the changes in sales volume noted above, mix and pricing, particularly as they relate to the higher profit Aftermarket RSP spare parts business, and investments made in each of its businesses. Operating profits may also be impacted by potential changes in tariffs, trade agreements and trade policies that may affect the cost and/or availability of goods and labor constraints. Costs associated with new product and process introductions, the physical transfer of work to other global regions, additional productivity initiatives and restructuring activities to drive improved operating profit in the longer term, while potentially negatively impact operating profit in the short-term.

Industrial

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2023	2022	Change		2023	2022	Change
Sales	$204.9	$204.0	$0.9	0.5%	$640.0	$627.7	$12.2	1.9%
Operating profit (loss)	6.4	8.8	(2.4)	(27.7)%	20.3	(25.2)	45.5	NM
Operating margin	3.1%	4.3%			3.2%	(4.0)%
NM - Not Meaningful

Sales at Industrial were $204.9 million in the third quarter of 2023, a $0.9 million, or 0.5%, increase from the third quarter of 2022. Organic sales decreased by $7.2 million, or 3.5%, during the 2023 period, primarily driven by volume decreases within the Molding Solutions and Motion Control Solutions businesses, partially offset by favorable pricing actions. Foreign currency increased sales on a year-over-year basis by approximately $8.1 million as the U.S. dollar weakened against foreign currencies. During the first nine months of 2023, this segment reported sales of $640.0 million, a 1.9% increase from the first nine months of 2022. Organic sales increased by $8.5 million, or 1.4%, during the 2023 period, largely a result of favorable pricing initiatives. Foreign currency increased sales by approximately $3.7 million as the U.S. dollar weakened against foreign currencies.

Operating profit at Industrial in the third quarter of 2023 decreased 27.7% from the third quarter of 2022 to $6.4 million. Operating results were impacted by $9.3 million of pre-tax charges related to restructuring and transformation related actions recorded by the segment in the third quarter of 2023, lower organic sales volumes, unfavorable mix and lower productivity. Pre-tax charges related to restructuring and workforce reduction actions during the comparable 2022 period was $9.4 million. Pricing and procurement actions taken by the Company in response to inflationary pressures and increased global sourcing costs provided a recovery of approximately $10.1 million during the third quarter of 2023. Operating margin decreased from 4.3% in the 2022 period to 3.1% in the 2023 period, primarily as a result of the items describe above. The operating profit in the first nine months of 2023 was $20.3 million, as compared with an operating loss of $25.2 million in the first nine months of 2022, driven by the absence of the $68.2 million goodwill impairment charge, partially offset by $34.7 million of pre-tax charges related to restructuring and transformation actions, $2.3 million of due diligence costs allocated to the segment and unfavorable productivity. Excluding the goodwill impairment charge, operating profit during the first nine months of 2022 was $43.0 million. Pre-tax charges related to restructuring and workforce reduction actions during the comparable nine month period were $9.8 million. Pricing and procurement actions taken by the Company in response to inflationary pressures and increased global sourcing costs provided a recovery of approximately $23.5 million during first nine months of 2023. Operating margin increased from (4.0)% in the 2022 period to 3.2% in the 2023 period, primarily a result of the items described above. Excluding the goodwill impairment charge, Industrial operating margin during the first nine months of 2022 was 6.8%.

Outlook: In Industrial, management remains focused on generating organic sales growth through expanded go-to-market strategies, which includes additional sales and marketing resources and the introduction of new products and services to comprehensively leverage the Company's full product portfolio with customers in our global industrial end-markets. Our end markets remain impacted by continuing economic headwinds that include inflationary pressures. Sales within Europe improved on a year-over-year basis and remained flat within North America, however sales within China declined on a year-over-year basis. Order rates declined on a year-over-year basis within China and North America, albeit improved on a year-over-year basis within Europe. Management continues to evaluate the current markets in China, given continued softness, and the potential impacts on our Motion Control Solutions businesses. For overall industrial end-markets, the manufacturing Purchasing Managers' Index ("PMI") remained below 50 in the United States and Europe, however, China ended the first nine months of 2023 above 50. Our customers and the markets we serve may impose emissions reduction or other environmental standards and requirements, including our conventional fuel-based automotive markets, thereby impacting sales volumes within our automotive end markets. During the current quarter, the national union representing the United Auto Workers opted to strike, potentially impacting managements sales channels within automotive end markets. Management also tracks closely the impact of pricing changes and lead times on raw materials and freight, given the continued ongoing pressure of supply chain constraints. Within our Molding Solutions business, orders within the global medical end market strengthened during the current quarter, and are expected to remain favorable over the longer term given an aging population and expanded medical applications. Orders within the personal care and packaging end markets improved on a year-over-year basis. Sales volumes at certain of our businesses is dependent upon the need for equipment used in plastic injection molding markets, which may be significantly influenced by the demand for plastic products, the capital investment needs of companies in the plastic injection molding and plastics processing industries, changes in technological advances and changes in laws or regulations such as those related to single-use plastics, product and packaging composition, and recycling. Automation orders softened both on a year-over-year basis and on a sequential basis during the current quarter. To the extent that the U.S. dollar fluctuates relative to other foreign currencies, our sales may be impacted relative to the prior year periods. The relative impact on operating profit is not expected to be as significant as the impact on sales as most of our businesses have expenses primarily denominated in local currencies, where their revenues reside, however operating margins may be impacted. Management is focused on sales growth through customer engagement, innovation and expanding geographic reach. Strategic investments in new technologies, manufacturing processes and product development are expected to provide benefits over the long term, and management continues to evaluate such opportunities.

The Company is focused on the proactive management of costs to increase competitiveness and to mitigate the ongoing impacts of the current macroeconomic environments, including the continuing risks of supply chain constraints and broad based inflation on operating profit. Management also remains focused on strategic investments and new product and process introductions, as well as driving productivity. The Company continues to manage its cost structure to align with the intake of orders and sales given remaining uncertainty within certain end-markets. In July 2022, management commenced a systematic multi-phased restructuring initiative (the "Actions") to significantly reduce costs and integrate the Company's operations, decreasing complexity and focusing on improved performance across Industrial. During the first phase of the Actions, authorized in July 2022, management focused on the consolidation of two manufacturing sites and a number of branch offices, and changes in infrastructure to eliminate certain roles across a number of locations in the Industrial segment businesses. The second phase of the Actions commenced during October 2022, resulting in the consolidation of operating locations to drive efficiencies within the businesses. Collectively, the first and second phase of the Actions are expected to reduce annualized costs by approximately $26.0 million within the Industrial segment, with an estimated cost of $29.0 million. The third phase of the Actions, authorized in April 2023, focused on manufacturing footprint optimization, including the consolidation of manufacturing sites and optimization of production. The third phase of the Actions include the geographic transfer of certain programs within the Industrial segment and changes in infrastructure to drive improvements and efficiencies in business processes. The pre-tax charges associated with the third phase of the Actions are expected to approximate $16.0 million within the segment. In September 2023, the Company authorized additional restructuring actions including organizational realignment within a Barnes Industrial business. These actions include organizational realignment including elimination of certain roles across several locations. Management will continue to explore opportunities for additional cost savings, while working closely with vendors and customers as it relates to the timing of deliveries and pricing initiatives. Operating profit may continue to be impacted by changes in sales volume, mix and pricing, inflation, labor costs, utility cost, and the levels of investments in growth and innovation that are made within each of the Industrial businesses. Operating profit may also be impacted by enactment of or changes in tariffs, trade agreements and trade policies that may affect the cost, lead times and/or availability of goods, including but not limited to, steel and aluminum. Costs associated with new product and process introductions, restructuring and other cost initiatives, and strategic investments may negatively impact operating profit.

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

On June 5, 2023, the Company entered into the Agreement with MB Aerospace Group Holdings Limited, a Cayman Islands limited company. See Note 3. In connection with entry into the Agreement, on June 5, 2023, the Company entered into the Second Amendment (the “Second Amendment”) to Note Purchase Agreement and Amendment No. 2 ("Amendment No. 2") to Unsecured Credit Agreement to facilitate the Transaction, as well as a commitment letter with Bank of America, N.A. and BofA Securities, Inc. (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties agreed to provide, subject to the satisfaction of customary closing conditions contained therein, a $1,000.0 million backstop senior secured revolving credit facility and a $700.0 million senior secured 364-day bridge loan facility ("Bridge Loan Facility"). The Bridge Loan Facility was only intended to be drawn to the extent that the Company did not obtain alternative financing prior to the closing of the Transaction. The Company expensed fees of $9.5 million in conjunction with the Bridge Loan Facility and $1,000.0 million backstop senior secured revolving credit facility into interest expense on the Condensed Consolidated Statements of (Loss) Income in the three months ended September 30, 2023. On August 31, 2023 (the “Acquisition Date”), pursuant to the terms of the Agreement, the Company completed the Transaction for an aggregate purchase price of $728.6 million, subject to customary and specified closing adjustments, as set forth in the Agreement. Concurrently, the Company entered into a new Credit Agreement (the “Credit Agreement”) among the Company and certain of its subsidiaries, the issuing banks, lenders and other parties party thereto, and Bank of America, N.A., as administrative agent, as collateral agent and as swingline lender, which provides for senior secured financing of $1,650.0 million, consisting of a term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $650.0 million, with an original issue discount of $4.9 million, and a revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Facilities”) in an aggregate principal amount of up to $1,000.0 million, including a letter of credit sub-facility of up to $50.0 million. Proceeds of the loans borrowed under the Senior Facilities on the Acquisition Date, net of a 0.75% original issue discount on the Term Loan Facility, were used to fund, in part, the transactions contemplated by the Agreement, including the consummation of the Transaction, the repayment in full of the 3.97% Senior Notes, and to pay related fees and expenses. As of the Acquisition Date, the Revolving Credit Facility had outstanding borrowings in an aggregate principal amount of approximately $698.0 million. Proceeds of any loans under the Revolving Credit Facility borrowed after the Acquisition Date will be used for general corporate purposes. The Company paid fees and expenses of $3.1 million in conjunction with executing the Revolving Credit Facility with the previously recorded debt issuance costs. Such fees have been deferred within Other Assets on the Condensed Consolidated Balance Sheets and will be amortized into interest expense on the Condensed Consolidated Statements of (Loss) Income through the maturity of the Credit Agreement. The Company incurred $8.3 million of debt issuance costs in conjunction with executing the Term Loan Facility. Such fees have been recorded as a direct deduction from the carrying amount of the Term Loan Facility and will be amortized into interest expense on the Condensed Consolidated Statements of (Loss) Income

through the maturity of the Term Loan Facility. Cash used to pay these fees was recorded through financing activities on the Condensed Consolidated Statements of Cash Flows. On August 31, 2023, in connection with the Credit Agreement and the closing of the Transaction, the Bridge Loan Facility was terminated.

The Senior Facilities are guaranteed by each of the Company’s wholly owned domestic subsidiaries and are secured by substantially all assets of the Company and of each subsidiary guarantor, in each case subject to certain exceptions.

Borrowings under the Senior Facilities bear interest at a rate per annum equal to, at the Company’s option, either Term SOFR (subject to a 0.00% floor) or an alternate base rate ("ABR"), in each case plus an applicable margin of (i) in the case of borrowings under the Term Loan Facility, 3.00% for Term SOFR loans and 2.00% for ABR loans and (ii) in the case of borrowings under the Revolving Credit Facility, initially, 2.375% for Term SOFR loans and 1.375% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility varies depending on the Company’s total net leverage ratio. The Company is also required to pay a commitment fee initially equal to 0.35% per annum to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The commitment fee under the Revolving Credit Facility varies depending on the Company’s total net leverage ratio.

The Term Loan Facility matures on the seven-year anniversary of the Acquisition Date and amortizes in equal quarterly installments, starting with the first full fiscal quarter after the Acquisition Date, of 0.25% of the initial principal amount. The Revolving Credit Facility matures on the five-year anniversary of the Acquisition Date. In addition, the Company is required to prepay outstanding loans under the Term Loan Facility, subject to certain exceptions, with up to 50% of the Company’s annual excess cash flow (as defined under the Credit Agreement) in excess of the greater of $50.0 million and 15.0% of LTM Adjusted Consolidated EBITDA (as defined in the Credit Agreement) as of the applicable time, and with up to 100% of the net cash proceeds of certain recovery events and non-ordinary course asset sales (which percentages vary depending on the Company’s first lien secured net leverage ratio).

The Company may generally prepay outstanding loans under the Senior Facilities at any time, without prepayment premium or penalty, subject to customary “breakage” costs with respect to Term SOFR loans. Prepayments of the Term Loan Facility in connection with certain “repricing events” resulting in a lower yield occurring at any time during the first six months after the Acquisition Date must be accompanied by a 1.00% prepayment premium.

The Revolving Credit Facility requires that the Company maintain a maximum Total Net Leverage Ratio, as defined in the Credit Agreement, initially of 5.50 to 1.00 as of the last day of each fiscal quarter for which financials have been (or were required to be) delivered, commencing with the first full fiscal quarter after the Acquisition Date, stepping down to 4.00 to 1.00 over time. The actual ratio, as defined, was 3.77 as of September 30, 2023. For material acquisitions in certain circumstances, such ratio may be increased by up to 0.50 to 1.00. The Revolving Credit Facility also requires that the Company not permit the Interest Coverage Ratio as of the last day of any test period to be less than 3.00 to 1.00. The actual ratio, as defined, was 3.36 as of September 30, 2023. At September 30, 2023, the Company was in compliance with all applicable covenants.

The Senior Facilities contain certain affirmative and negative covenants that limit the ability of the Company, among other things and subject to certain significant exceptions, to incur debt or liens, make investments, enter into certain mergers, consolidations, asset sales and acquisitions, pay dividends and make other restricted payments and enter into transactions with affiliates. The Senior Facilities also contain certain events of default, including relating to a change of control. If an event of default occurs, the lenders under the Senior Facilities will be entitled to take various actions, including the acceleration of amounts due under the Senior Facilities.

Management repurchased 0.2 million shares of the Company's common stock under the Repurchase Program at a cost of $6.7 million during the first nine months of 2022. The Company did not repurchase any shares of the Company's common stock during the first nine months of 2023. Management will continue to evaluate additional repurchases based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. See "Part II - Item 2 - Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities".

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the Credit Agreement and currently expects that its bank syndicate, comprised of 10 banks, will continue to support its Revolving Credit Facility, which matures in August 2028. At September 30, 2023, the Company had $337.1 million unused and available for borrowings under its $1,000.0 million Revolving Credit Facility. The Company intends to use borrowings under its Revolving Credit Facility to support the Company's ongoing growth initiatives. While the Company continues to evaluate potential acquisition targets, it is now more narrowly assessing acquisitions, primarily with Aerospace, as evidenced by the consummation of the Transaction on August 31, 2023. Management remains focused on driving core business execution and financial performance via the planned integration and consolidation actions described above. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements. See additional discussion above related to the Transaction and the Credit Agreement. The Company maintains communication with its bank syndicate as it continues to monitor its cash requirements.

The Company had no borrowings under short-term bank credit lines at September 30, 2023.

In October 2014, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”), among the Company and New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, as purchasers, for the issuance of $100,000 aggregate principal amount of the 3.97% Senior Notes due October 17, 2024 (the “Notes”). The Notes were senior unsecured obligations of the Company and paid interest semi-annually on April 17 and October 17 of each year at an annual rate of 3.97%. Subject to certain conditions, the Company could, at its option, prepay all or any part of the Notes in an amount equal to 100% of the principal amount so prepaid, plus any accrued and unpaid interest to the date of prepayment, plus the Make-Whole Amount, as defined in the Note Purchase Agreement, with respect to such principal amount being prepaid. The Notes, together with accrued and unpaid interest thereon, were repaid on August 31, 2023 in connection with the Transaction. There was no Make-Whole Amount.

The Company entered into an interest rate swap agreement (the "2017 Swap") with one bank, which converted the interest on $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.92% plus the borrowing spread. The 2017 Swap expired on January 31, 2022. On March 24, 2021, the Company entered into a new interest rate swap agreement (the "2021 Swap") with this same bank that commenced on January 31, 2022 and that converted the interest on $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.17% plus the borrowing spread. Effective April 30, 2022, the Company amended the 2021 Swap (the "Amended 2021 Swap") such that the one-month SOFR-based borrowing rate replaced the one-month LIBOR-based borrowing rate. The Amended 2021 Swap, which will expire on January 30, 2026, converts the interest on $100.0 million of the Company's one-month SOFR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.075% plus the borrowing spread. The execution of the Amended 2021 Swap did not have a material impact on our business, financial condition, results of operations or cash flow.

On July 19, 2023, the Company entered into an interest rate swap agreement (the "Euribor Swap") with one bank that commenced on July 31, 2023, which converts the interest on €150.0 million of the Company's Euribor-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 3.257% plus the borrowing spread. Under the 2023 Swap, €50.0 million will expire on July 31, 2026, with the remaining balance of €100.0 million expiring July 31, 2028. On September 12, 2023, the Company entered into six additional interest rate swap agreement (the "2023 Swaps") with six different banks that commenced on September 29, 2023, which convert the interest on $600.0 million of the Company's one-month SOFR-based borrowings from a variable rate plus the borrowing spread to a blended fixed rate of 4.321% plus the borrowing spread. Under the 2023 Swaps, $50.0 million will expire on August 31, 2026, $100.0 million will expire on August 31, 2027, $200.0 million will expire on August 31, 2028, $50.0 million will expire on August 31, 2029 and the remaining balance of $200.0 million will expire on August 31, 2030. The execution of the interest rate swap agreements in 2023 did not have a material impact on our business, financial condition, results of operations or cash flow. These interest rate swap agreements (the "Swaps") are accounted for as cash flow hedges. At September 30, 2023, the Company's total borrowings were comprised of 66% fixed rate debt and 34% variable rate debt. At December 31, 2022, the Company's total borrowings were comprised of 35% fixed rate debt and 65% variable rate debt.

At September 30, 2023, the Company held $90.0 million in cash and cash equivalents, the majority of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions and, on a long-term basis, are expected to primarily fund international investments.

Cash Flow

	Nine Months Ended September 30,
(in millions)	2023	2022	Change
Operating activities	$71.0	$43.5	$27.5
Investing activities	(750.1)	(23.7)	(726.4)
Financing activities	692.4	(46.7)	739.1
Exchange rate effect	(2.2)	(9.5)	7.3
Increase (decrease) in cash, cash equivalents and restricted cash	$11.1	$(36.4)	$47.4

Operating activities provided $71.0 million in the first nine months of 2023 and provided $43.5 million in the first nine months of 2022. The 2022 period included a use of cash for working capital of $47.8 million, with $40.4 million reflecting growth in inventories, compared to the 2023 period, which included a use of cash for working capital of $25.6 million, with $8.7 million reflecting continued growth in inventories. Inventory levels increased during the first nine months of 2023 and 2022 primarily as a result of strategic builds to support customer demands, combined with the impact of inflation. Operating cash flows in the 2022 period were also negatively impacted by higher outflows for accrued liabilities, primarily related to incentive compensation, relative to payments made in 2023.

Investing activities used $750.1 million in the first nine months of 2023 compared to $23.7 million in the first nine months of 2022. Investing activities in the 2023 period included outflows of $718.8 million used to fund the MB Aerospace Acquisition. Investing activities in the 2023 period also included capital expenditures of $37.4 million compared to $21.7 million in the 2022 period. See Note 3 to the Condensed Consolidated Financial Statements. The Company expects capital spending in 2023 to approximate $50 million.

Financing activities in the first nine months of 2023 included a net increase in borrowings of $737.6 million compared to a net increase in borrowings of $3.4 million in the comparable 2022 period. In the 2023 period, net borrowings were primarily used to fund the MB Aerospace acquisition. In addition, the Company paid $11.3 million of fees in connection with entering the new Credit Agreement in connection with the MB Aerospace acquisition. See Note 3 and Note 9 to the Consolidated Financial Statements. Proceeds from the issuance of common stock were $0.3 million in the 2023 period, flat compared to the 2022 period. Total cash used to pay dividends was $24.3 million in both the 2023 and 2022 periods. Other financing cash flows during the first nine months of 2023 and 2022 included $6.3 million and $17.3 million of net cash payments, respectively, resulting from the settlement of foreign currency hedges related to intercompany financing. Other financing cash flows in the first nine months of 2023 also included $2.4 million of payments that related to the residual interest in a subsidiary.

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

Critical Accounting Estimates

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

EBITDA

Earnings before interest expense, income taxes and depreciation and amortization ("EBITDA") was $140.9 million for the first nine months of 2023 compared to $166.5 million for the first nine months of 2022. EBITDA is a measurement not in accordance with generally accepted accounting principles (“GAAP”). The Company defines EBITDA as net income plus interest expense, income taxes, and depreciation and amortization which the Company incurs in the normal course of business. The Company does not intend EBITDA to represent cash flows from operations as defined by GAAP, and the reader should not consider it as an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP, or as an indicator of the Company's operating performance. The Company's definition of EBITDA may not be comparable with EBITDA as defined by other companies. The Company believes EBITDA is commonly used by financial analysts and others in the industries in which the Company operates and, thus, provides useful information to investors. Accordingly, the calculation has limitations depending on its use.

Following is a reconciliation of EBITDA to the Company's net income (in millions):

	Nine Months Ended September 30,
	2023	2022
Net income (loss)	$8.8	$(2.1)
Add back:
Interest expense	34.6	10.2
Income taxes	18.3	21.2
Depreciation and amortization	79.2	69.0
Non-cash goodwill impairment charge	—	68.2
EBITDA	$140.9	$166.5

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Forward-looking statements often address our expected future operating and financial performance and financial condition, and often contain words such as "anticipate," "believe," "expect," "plan," "estimate," "project," "continue," "will," "should," "may," and similar terms. These forward-looking statements do not constitute guarantees of future performance and are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties include, among others: the Company’s ability to manage economic, business and geopolitical conditions, including rising interest rates, global price inflation and shortages impacting the availability of materials; the duration and severity of unforeseen events such as an epidemic or a pandemic, including their impacts across our business on demand, supply chains, operations and liquidity; failure to successfully negotiate collective bargaining agreements or potential strikes, work stoppages or other similar events; changes in market demand for our products and services; rapid technological and market change; the ability to protect and avoid infringing upon intellectual property rights; challenges associated with the introduction or development of new products or transfer of work; higher risks in global operations and markets; the impact of intense competition; the physical and operational risks from natural disasters, severe weather events, and climate change which may limit accessibility to sufficient water resources, outbreaks of contagious diseases and other adverse public health developments; acts of war, terrorism and other international conflicts; the failure to achieve anticipated cost savings and benefits associated with workforce reductions and restructuring actions; currency fluctuations and foreign currency exposure; impacts from goodwill impairment and related charges; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; inability to realize expected sales or profits from existing backlog due to a range of factors, including changes in customer sourcing decisions, material changes, production schedules and volumes of specific programs; the impact of government budget and funding decisions; our ability to successfully integrate and achieve anticipated synergies associated with recently announced and future acquisitions, including the acquisition of MB Aerospace; government-imposed sanctions, tariffs, trade agreements and trade policies; changes or uncertainties in laws, regulations, rates, policies or interpretations that impact the Company’s business operations or tax status, including those that address climate change, environmental, health and safety matters, and the materials processed by our products or their end markets; fluctuations in the pricing or availability of raw materials, freight, transportation, energy, utilities and other items required by our operations; labor shortages or other business interruptions at transportation centers, shipping ports, our suppliers’ facilities or our facilities; disruptions in information technology systems, including as a result of cybersecurity attacks or data security breaches; the ability to hire and retain senior management and qualified personnel; the continuing impact of prior acquisitions and divestitures, and any other future strategic actions, and our ability to achieve the financial and operational targets set in connection with any such actions; the ability to achieve social and environmental performance goals; the outcome of pending and future litigation and governmental proceedings; the impact of actual, potential or alleged defects or failures of our products or third-party products within which our products are integrated, including product liabilities, product recall costs and uninsured claims; future repurchases of common stock; future levels of indebtedness; the impact of shareholder activism; and other risks and uncertainties described in documents filed with or furnished to the Securities and Exchange Commission ("SEC") by the Company, including, among others, those in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors sections of the Company's filings. The Company assumes no obligation to update its forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to such risk during the nine months ended September 30, 2023.

Item 4. Controls and Procedures

Management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. We completed the acquisition of MB Aerospace on August 31, 2023. In accordance with applicable SEC guidance, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include MB Aerospace as it was not practical to do so given the date of acquisition. MB Aerospace's total assets excluded from the scope of our assessment represent approximately 7% of the related consolidated assets as of September 30, 2023. MB Aerospace's total net sales excluded from the scope of our assessment represent approximately 3% and 7% of consolidated total net sales for the three and nine months ended September 30, 2023, respectively. Based upon, and as of the date of, that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, and designed to provide reasonable assurance that the information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's third quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO THE ACQUISITION OF MB AEROSPACE

We are subject to risks relating to the acquisition of MB Aerospace. We expect to incur significant costs in connection with the integration, which may exceed those currently anticipated; and we have incurred significant additional indebtedness in connection with the acquisition, which will increase our interest expense and financial leverage. Any of the foregoing risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations or cash flows and negatively impact the value of our securities. Challenges arising from the expanded operations as a result of the acquisition of MB Aerospace may affect our future results. The acquisition of MB Aerospace greatly expanded the size and complexity of our aerospace business. Our future success depends, in part, on the ability to integrate MB Aerospace with our existing aerospace business, and to anticipate and overcome challenges arising from the expansion and integration of our operations, including challenges related to expanded global operations and new manufacturing processes and products or services, and the associated costs and complexity. There can be no assurance that we will be able to anticipate or overcome all of the challenges resulting from our expanding operations or that we will be able to successfully integrate the MB Aerospace business or realize the expected benefits of the acquisitions within the intended timeframe or at all, which may cause our future results to be adversely affected.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
July 1-31, 2023	529		$39.97	—	3,404,000
August 1-30, 2023	11,534		$38.47	—	3,404,000
September 1-30, 2023	411		$38.47	—	3,404,000
Total	12,474	(1)	$38.54	—

(1)All acquisitions of equity securities during the third quarter of 2023 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Refer to the Exhibit Index immediately following this page.

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended September 30, 2023

Exhibit No.	Description	Reference
10.1	Credit Agreement, dated as of August 31, 2023, among Barnes, Barnes Group Switzerland GmbH, a limited liability company (Gesellschaft mit beschränkter Haftung) organized under the laws of Switzerland, Barnes Group Acquisition GmbH, a limited liability company (Gesellschaft mit beschränkter Haftung) incorporated under the laws of Germany, Bank of America, N.A., as Administrative Agent, as Collateral Agent and as Swingline Lender, and each Issuing Bank and Lender party thereto from time to time.	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on August 31, 2023.
10.2	Barnes Group Inc. Executive Separation Pay plan, as amended and restated effective August 1, 2023.	Filed with this report
10.3	Transition and Retirement Agreement, dated as of September 7, 2023, by and between Barnes Group Inc. and Marian Acker.	Filed with this report
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed with this report.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	Filed with this report.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with this report.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with this report.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with this report.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with this report.
104	Cover Page Interactive Data File (formatted is Inline XBRL and contained in Exhibit 101).	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date:	November 8, 2023	/s/ JULIE K. STREICH
Julie K. Streich
Senior Vice President, Finance
Chief Financial Officer
(Principal Financial Officer)

Date:	November 8, 2023	/s/ MARIAN ACKER
Marian Acker
Vice President, Controller
(Principal Accounting Officer)