Form 10-Q
period 2024-03-31
BARNES GROUP INC
filed 2024-04-29
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
The registrant had outstanding 50,702,072 shares of common stock as of April 24, 2024.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended March 31, 2024

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net sales	$430,638	$335,357

Cost of sales	300,096	226,242
Selling and administrative expenses	90,860	85,831
	390,956	312,073
Operating income	39,682	23,284

Interest expense	24,831	5,308
Other expense (income), net	1,696	1,340
Income before income taxes	13,155	16,636
Income taxes	11,208	3,477
Net income	$1,947	$13,159

Per common share:
Basic	$0.04	$0.26
Diluted	0.04	0.26

Weighted average common shares outstanding:
Basic	51,224,884	50,989,169
Diluted	51,293,673	51,264,435

See accompanying notes.

BARNES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$1,947	$13,159
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) on hedging activities, net of tax (1)	9,347	(886)
Foreign currency translation adjustments, net of tax (2)	(38,683)	18,473
Defined benefit pension and other postretirement benefits, net of tax (3)	1,266	11,622
Total other comprehensive (loss) income, net of tax	(28,070)	29,209
Total comprehensive (loss) income	$(26,123)	$42,368

(1) Net of tax of $3,030 and $(276) for the three months ended March 31, 2024 and 2023, respectively.

(2) Net of tax of $0 for three months ended March 31, 2024 and 2023.

(3) Net of tax of $475 and $3,639 for the three months ended March 31, 2024 and 2023, respectively.

See accompanying notes.

BARNES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$81,638	$89,827
Accounts receivable, less allowances (2024 - $6,994; 2023 - $7,258)	308,732	353,923
Inventories	336,153	365,221
Prepaid expenses and other current assets	103,699	97,749
Assets held for sale	84,778	—
Total current assets	915,000	906,720

Deferred income taxes	—	10,295

Property, plant and equipment	817,384	1,031,495
Less accumulated depreciation	(468,875)	(628,798)
	348,509	402,697

Goodwill	1,102,353	1,183,624
Other intangible assets, net	684,392	706,471
Other assets	109,174	98,207
Assets held for sale	114,339	—
Total assets	$3,273,767	$3,308,014

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$10,025	$16
Accounts payable	145,694	164,264
Accrued liabilities	186,707	221,462
Long-term debt - current	10,922	10,868
Liabilities held for sale	25,860	—
Total current liabilities	379,208	396,610

Long-term debt	1,293,109	1,279,962
Accrued retirement benefits	41,477	45,992
Deferred income taxes	121,722	120,608
Long-term tax liability	21,714	21,714
Other liabilities	77,143	80,865
Liabilities held for sale	8,045	—

Commitments and contingencies (Note 16)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2024 - 64,615,788 shares; 2023 - 64,600,635 shares)	646	646
Additional paid-in capital	541,391	537,948
Treasury stock, at cost (2024 - 13,916,108 shares; 2023 - 13,914,076 shares)	(532,486)	(532,415)
Retained earnings	1,544,997	1,551,213
Accumulated other non-owner changes to equity	(223,199)	(195,129)
Total stockholders' equity	1,331,349	1,362,263
Total liabilities and stockholders' equity	$3,273,767	$3,308,014

See accompanying notes.

BARNES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income	$1,947	$13,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,009	24,048
Loss (gain) on disposition of property, plant and equipment	67	(55)
Stock compensation expense	3,422	2,627
Changes in assets and liabilities, net of the effects of acquisition:
Accounts receivable	(896)	(2,209)
Inventories	(6,500)	(7,062)
Prepaid expenses and other current assets	(11,416)	(3,412)
Accounts payable	(1,494)	6,450
Accrued liabilities	(22,984)	(636)
Deferred income taxes	9,792	1,356
Long-term retirement benefits	(4,395)	(3,883)
Other	(867)	1,832
Net cash (used) provided by operating activities	(2,315)	32,215

Investing activities:
Proceeds from disposition of property, plant and equipment	20	190
Capital expenditures	(12,838)	(10,946)
Business acquisitions, net of cash acquired	159	—
Other	—	(525)
Net cash used by investing activities	(12,659)	(11,281)

Financing activities:
Net change in other borrowings	10,049	(109)
Payments on long-term debt	(70,587)	(44,343)
Proceeds from the issuance of long-term debt	90,000	31,208
Proceeds from the issuance of common stock	67	94
Dividends paid	(8,111)	(8,096)
Withholding taxes paid on stock issuances	(71)	(252)
Cash settlement of foreign currency hedges related to intercompany financing	(11,213)	1,353
Other	(1,556)	(2,492)
Net cash provided (used) by financing activities	8,578	(22,637)

Effect of exchange rate changes on cash flows	(1,546)	1,438
(Decrease) increase in cash, cash equivalents and restricted cash	(7,942)	(265)
Cash, cash equivalents and restricted cash at beginning of period	92,039	81,128
Cash, cash equivalents and restricted cash at end of period	84,097	80,863
Less: Restricted cash, included in Prepaid expenses and other current assets	—	(2,179)
Less: Cash, included in Assets held for sale	(2,459)	—
Cash and cash equivalents at end of period	$81,638	$78,684

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data)
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet and the related Condensed Consolidated Statements of Income, Comprehensive (Loss) Income and Cash Flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Financial Statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2023 has been derived from the 2023 financial statements of Barnes Group Inc. (the "Company"). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair statement of the results, have been included. Operating results for the three month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Recently Issued Accounting Standards

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

3. Divestiture

On January 11, 2024, the Company entered into a Share Purchase and Asset Agreement ("SPA") with One Equity Partners ("OEP") to sell its Associated Spring™ and Hänggi™ businesses (the "Businesses") for $175,000, subject to certain adjustments (the "Sale"). The Businesses operate within the Motion Control Solutions business. The Company classified the assets and liabilities of the Businesses, which operate within the Industrial segment, as "held for sale" on the Consolidated Balance Sheet as of March 31, 2024. Pursuant to the required accounting guidance, the Company allocated $58,900 of goodwill from the Motion Control Solutions reporting unit to the Businesses based on the estimated relative fair values of the Businesses to be disposed of and the portion of the reporting unit that will be retained.

The Businesses' assets and liabilities held for sale are comprised of the following as of March 31, 2024:

Assets
Cash	$2,459
Accounts receivable, less allowance of $821	44,537
Inventories	32,818
Prepaid expenses and other current assets	4,964
Current assets held for sale	84,778

Property, plant and equipment, net	51,428
Goodwill	58,900
Other assets	4,011
Non-current assets held for sale	114,339

Liabilities
Accounts payable	$17,605
Accrued liabilities	8,255
Current liabilities held for sale	25,860

Accrued retirement benefits	4,570
Other liabilities	3,475
Non-current liabilities held for sale	8,045

The Company completed the Sale to OEP on April 4, 2024. Pursuant to the terms of an Amended Share Purchase and Asset Agreement SPA (the "Amended SPA"), total cash consideration is estimated at $172,998, inclusive of $2,459 of cash sold, subject to post-closing adjustments. At the time of closing on April 4, 2024, $151,638 was received. The residual $21,360 of the $172,998 relates to two foreign facilities and is expected to be received upon completion of the transfer of the foreign assets. Expected net cash proceeds of approximately $150,000 will be used to reduce debt. The Company expects to record a pre-tax gain of approximately $6,000 inclusive of transaction costs, of which $4,504 expense was recorded in the first quarter. The expected tax charges related to the Sale are estimated to approximate $16,000, with $5,724 (including a discrete tax charge of $6,794) of these charges being recorded during the first quarter of 2024. The residual is expected to be recorded during 2024, following the completion of the Sale and the transfer of the assets.

4. Revenue

The Company is a global provider of highly engineered products, differentiated industrial technologies, and innovative solutions, serving a wide range of end markets and customers. Its specialized products and services are used in far-reaching applications in aerospace, healthcare, automation, packaging, mobility and manufacturing.

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

The following table presents the Company's revenue disaggregated by products and services, and geographic regions, by segment:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Aerospace	Industrial	Total Company	Aerospace	Industrial	Total Company
Products and Services(A)
Aerospace Original Equipment Manufacturing Products	$134,827	$—	$134,827	$72,738	$—	72,738
Aerospace Aftermarket Products and Services	86,544	—	86,544	44,518	—	44,518
Motion Control Solutions Products	—	93,122	93,122	—	98,474	98,474
Molding Solutions Products	—	101,394	101,394	—	103,527	103,527
Automation Products	—	14,751	14,751	—	16,100	16,100
	$221,371	$209,267	$430,638	$117,256	$218,101	$335,357

Geographic Regions (B)
Americas	$155,031	$90,017	$245,048	$84,572	$95,940	$180,512
Europe	41,956	79,574	121,530	20,667	79,608	100,275
Asia	22,143	37,556	59,699	10,022	40,111	50,133
Rest of World	2,241	2,120	4,361	1,995	2,442	4,437
	$221,371	$209,267	$430,638	$117,256	$218,101	$335,357

(A) The results of MB Aerospace, from the acquisition on August 31, 2023, have been included within the Company's revenue disaggregated by products and services, and geographic regions within the Aerospace Segment for the three month periods ended March 31, 2024.
(B) Sales by geographic region are based on the location to which the product is shipped and services are delivered.

Revenue from products and services transferred to customers at a point in time accounted for approximately 75 percent and 80 percent of total revenue for the three month periods ended March 31, 2024 and March 31, 2023, respectively. A majority of revenue within the Industrial segment and Aerospace Original Equipment Manufacturing Products business ("OEM"), along with a portion of revenue within the Aerospace Aftermarket Products and Services business ("Aftermarket"), is recognized at a point in time, primarily when the product or solution is shipped to the customer.

Revenue from products and services transferred to customers over-time accounted for approximately 25 percent of total revenue and 20 percent of total revenue for the three month periods ended March 31, 2024 and March 31, 2023, respectively. The Company recognizes revenue over-time in instances where a contract supports a continual transfer of control to the customer. Substantially all of our revenue in the Aerospace Aftermarket maintenance repair and overhaul business (within Aftermarket Products and Services) and a portion of the revenue for Motion Control Solutions products, Molding Solutions products and Aerospace OEM products is recognized over-time. Within the Molding Solutions and Aerospace Aftermarket businesses, this continual transfer of control to the customer partially results from repair and refurbishment work performed on customer-controlled assets. With other contracts, this continual transfer of control to the customer is supported by clauses in the contract, or governing commercial law of the relevant jurisdiction, where we deliver products that do not have an alternative use and require an enforceable right to payment of costs incurred (plus a reasonable profit) or the Company has a contractual right to complete any work in process and receive full contract price.

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

Adjustments to net sales, cost of sales and the related impact to operating income are recognized as necessary in the period they become known. Revenue recognized from performance obligations satisfied in previous periods was not material in both the three month period ended March 31, 2024 and 2023.

Contract Balances. The timing of revenue recognition, invoicing and cash collections affects accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets.

Unbilled Receivables (Contract Assets) - Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized when 1) the cost-to-cost method is applied and 2) such revenue exceeds the amount invoiced to the customer. Unbilled receivables are included within Prepaid Expenses and Other Current Assets on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.

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

Net contract assets (liabilities) consisted of the following:

	March 31, 2024	December 31, 2023	$ Change	% Change
Unbilled receivables (contract assets)	$68,685	$59,652	$9,033	15%
Contract liabilities	(38,093)	(42,428)	4,335	(10)%
Net contract assets	$30,592	$17,224	$13,368	78%

Contract liabilities balances at March 31, 2024 and December 31, 2023 include $11,014 and $10,032, respectively, of customer advances for which the Company has not yet collected payment, but has an unconditional right to collect payment. Accounts receivable, as presented on the Condensed Consolidated Balance Sheet, includes corresponding balances at March 31, 2024 and December 31, 2023, respectively.

Changes in the net contract assets during the three month period ended March 31, 2024 included a $9,033 increase in contract assets, driven primarily by contract progress (i.e., unbilled receivable), partially offset by earlier contract progress being invoiced to the customer. Adding to this net contract increase was a $4,335 decrease in contract liabilities, driven primarily by revenue recognized in the current period, partially offset by new customer advances.

The Company recognized approximately 55% of the revenue related to the contract liabilities balance as of December 31, 2023 during the three month period ended March 31, 2024, and approximately 40% of the revenue related to the contract liabilities balance as of December 31, 2022 during the three month period ended March 31, 2023, primarily representing revenue from the sale of molds and hot runners within the Molding Solutions business.

Remaining Performance Obligations. The Company has elected to disclose remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed and, for Aerospace, excludes projections of components and assemblies that Aerospace OEM customers anticipate purchasing in the future under existing programs, which represent orders that are beyond lead time and do not represent performance obligations pursuant to accounting guidance. As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $573,830. The Company expects to recognize revenue on approximately 65% of the remaining performance obligations over the next 12 months, with the remainder to be recognized within 24 months.

5. Stockholders' Equity

A schedule of consolidated changes in equity for the three months ended March 31, 2024 is as follows (number of shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2023	64,600	$646	$537,948	13,914	$(532,415)	$1,551,213	$(195,129)	$1,362,263
Comprehensive loss	—	—	—	—	—	1,947	(28,070)	(26,123)
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,111)	—	(8,111)
Employee stock plans	16	—	3,443	2	(71)	(52)	—	3,320
March 31, 2024	64,616	$646	$541,391	13,916	$(532,486)	$1,544,997	$(223,199)	$1,331,349

A schedule of consolidated changes in equity for the three months ended March 31, 2023 is as follows (number of shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2022	64,481	$645	$529,791	13,891	$(531,507)	$1,567,898	$(220,500)	$1,346,327
Comprehensive income	—	—	—	—	—	13,159	29,209	42,368
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,096)	—	(8,096)
Residual interest in subsidiary	—	—	(2,381)	—	—	—	—	(2,381)
Employee stock plans	23	—	2,665	6	(252)	(83)	—	2,330
March 31, 2023	64,504	$645	$530,075	13,897	$(531,759)	$1,572,878	$(191,291)	$1,380,548

6. Net Income Per Common Share

For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans. For the purpose of computing diluted net income per common share for the three month periods ended March 31, 2024 and 2023, the weighted-average number of common shares outstanding was increased by 68,789 and 275,266, respectively.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three month periods ended March 31, 2024 and 2023, the Company excluded 1,962,390 and 805,977 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive.

The Company granted 144,100 stock options, 196,660 restricted stock unit awards and 145,100 performance share awards ("PSAs") in February 2024 as part of its annual long-term incentive equity grant awards. All of the stock options and the restricted stock unit awards vest upon meeting certain service conditions. The restricted stock unit awards are included in basic weighted-average common shares outstanding as they contain nonforfeitable rights to dividend payments. The PSAs are part of the long-term Performance Share Award Program and are based on performance goals that are driven by a combination of independently measured metrics (depending on the grant year). The metrics for awards granted in 2024 include the Company’s total shareholder return ("TSR"), return on invested capital ("ROIC") and operating income before depreciation and amortization growth ("EBITDA growth") with metrics weighted 50%, 25% and 25%, respectively. The TSR and EBITDA growth metrics are designed to assess the long-term Company performance relative to the performance of companies included in the Russell 2000 Index over a three-year performance period. ROIC is designed to assess the Company's performance compared to pre-established Company targets over a three-year performance period. The participants can earn from zero to 200% of the target award and the award includes a forfeitable right to dividend equivalents, which are not included in the aggregate target award numbers. The fair value of the TSR is determined using a Monte Carlo valuation method as the award contains a market condition.

7. Inventories

The components of inventories consisted of:

	March 31, 2024	December 31, 2023
Finished goods	$90,695	$104,801
Work-in-process	114,841	105,737
Raw material and supplies	130,617	154,683
	$336,153	$365,221

8. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended March 31, 2024:

	Aerospace	Industrial	Total Company
December 31, 2023 (A)	$352,352	$831,272	$1,183,624
Reclassified to assets held for sale (see Note 3)	—	(58,900)	(58,900)
Foreign currency translation	(784)	(21,587)	(22,371)
March 31, 2024	$351,568	$750,785	$1,102,353
(A) Industrial amounts are net of accumulated goodwill impairment losses of $68,194.

The Company completed the Sale of the Businesses in April 2024. See Note 3. Pursuant to the required accounting guidance, the Company allocated $58,900 of goodwill within the Motion Control Solutions reporting unit to the Businesses based on the estimated relative fair values of the businesses.

Other Intangible Assets:

Other intangible assets consisted of:

		March 31, 2024		December 31, 2023
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue Sharing Programs (RSPs)	Up to 30	$299,500	$(179,695)	$299,500	$(176,143)
Component Repair Programs (CRPs)	Up to 30	111,839	(51,430)	111,839	(49,577)
Customer relationships	10-16	579,050	(181,220)	586,189	(180,679)
Patents and technology	4-18	174,280	(97,764)	178,433	(100,662)
Trademarks/trade names	10-30	7,153	(6,399)	10,949	(10,910)
Other	Up to 10	26,334	(15,783)	26,334	(14,857)
		1,198,156	(532,291)	1,213,244	(532,828)
Unamortized intangible assets:
Trade names		55,670	—	55,670	—
Foreign currency translation		(37,143)	—	(29,615)	—
Other intangible assets		$1,216,683	$(532,291)	$1,239,299	$(532,828)

Gross amounts of $7,139, $4,153 and $3,821 that were included within customer relationships, patents and technology, and trademarks, respectively, at December 31, 2023, were related to the Businesses, and are therefore classified within Assets Held for Sale as of March 31, 2024. The gross amounts were fully amortized at March 31, 2024.

Amortization of intangible assets for the three months period ended March 31, 2024 and March 31, 2023 was $17,562 and $11,620, respectively. Estimated amortization of intangible assets for future periods is as follows: 2024 (remainder) - $53,000; 2025 - $71,000; 2026 - $68,000; 2027 - $66,000; 2028 - $63,000 and 2029 - $62,000.

9. Debt

Long-term debt and notes and overdrafts payable at March 31, 2024 and December 31, 2023 consisted of:

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility	$655,902	$670,196	$642,988	$646,843
Term Loan Facility	646,750	647,966	648,375	651,215
Unamortized deferred financing costs and original issue discount - Term Loan Facility	(12,062)	—	(12,532)	—
Borrowings under lines of credit and overdrafts	10,025	10,025	16	16
Finance leases	13,441	13,335	11,999	11,732
	1,314,056	1,341,522	1,290,846	1,309,806

Less current maturities	(20,947)		(10,884)
Long-term debt	$1,293,109		$1,279,962

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

On June 5, 2023, the Company entered into the Agreement with MB Aerospace Group Holdings Limited, a Cayman Islands limited company. In connection with entry into the Agreement, on June 5, 2023, the Company entered into the Second Amendment (the “Second Amendment”) to Note Purchase Agreement and Amendment No. 2 ("Amendment No. 2") to Unsecured Credit Agreement to facilitate the Transaction, as well as a commitment letter with Bank of America, N.A. and BofA Securities, Inc. (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties agreed to provide, subject to the satisfaction of customary closing conditions contained therein, a $1,000,000 backstop senior secured revolving credit facility and a $700,000 senior secured 364-day bridge loan facility ("Bridge Loan Facility"). The Bridge Loan Facility was only intended to be drawn to the extent that the Company did not obtain alternative financing prior to the closing of the Transaction. The Company recorded fees of $9,500 in conjunction with the Bridge Loan Facility and $1,000,000 backstop senior secured revolving credit facility into interest expense on the Condensed Consolidated Statements of Income in 2023. On the Acquisition Date, pursuant to the terms of the Agreement, the Company completed the Transaction for an aggregate purchase price of $728,448, subject to customary and specified closing adjustments, as set forth in the Agreement. Concurrently, the Company entered into a new Credit Agreement (the “Credit Agreement”) among the Company and certain of its subsidiaries, the issuing banks, lenders and other parties party thereto, and Bank of America, N.A., as administrative agent, as collateral agent and as swingline lender, which provides for senior secured financing of $1,650,000, consisting of a term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $650,000, at an original issue discount of $4,875, and a revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Facilities”) in an aggregate principal amount of up to $1,000,000, including a letter of credit sub-facility of up to $50,000. Proceeds of the loans borrowed under the Senior Facilities on the Acquisition Date, net of a 0.75% original issue discount on the Term Loan Facility, were used to fund, in part, the transactions contemplated by the Agreement, including the consummation of the Transaction, the repayment in full of the 3.97% Senior Notes, and to pay related fees and expenses. As of the Acquisition Date, the Revolving Credit Facility had outstanding borrowings in an aggregate principal amount of approximately $698,000. Proceeds of any loans under the Revolving Credit Facility borrowed after the Acquisition Date will be used for general corporate purposes. The Company paid fees and expenses of $3,058 in conjunction with executing the Revolving Credit Facility. Such fees have been deferred within Other Assets on the Condensed Consolidated Balance Sheets and will be amortized into interest expense on the Condensed Consolidated Statements of Income through the maturity of the Credit Agreement with the previously recorded debt issuance costs. The Company incurred $8,283 of debt issuance costs in conjunction with executing the Term Loan Facility. Such fees have been recorded as a direct deduction from the carrying amount of the Term Loan Facility and will be amortized into interest expense on the Condensed Consolidated Statements of Income through the maturity of the Term Loan Facility. Cash used to pay these fees was recorded through financing activities on the Condensed Consolidated Statements of Cash Flows. On August 31, 2023, in connection with the Credit Agreement and the closing of the Transaction, the Bridge Loan Facility was terminated.

On March 19, 2024, the Company entered into a Refinancing Amendment (“Amendment No. 2”) to the Credit Agreement which replaced the outstanding principal amount of term loans under the Term Loan Facility (the “Existing Term Loans”) with an equal amount of new term loans (the “New Term Loans”) having substantially similar terms as the Existing Term Loans, except with respect to the interest rate applicable to the New Term Loans and certain other provisions. The interest rate margin applicable to the New Term Loans was reduced to 1.50%, in the case of ABR loans, and 2.50%, in the case of Term SOFR loans (with the Term SOFR floor remaining at 0.0%). The interest rate margin applicable to the Existing Term Loans was 2.00%, in the case of ABR loans, and 3.00%, in the case of Term SOFR loans. In addition, the Term SOFR adjustment applicable to the New Term Loans was reduced to 0.00%, from 0.10% for the Existing Term Loans. The Company recorded fees of $1,579 in conjunction with Amendment No. 2 within interest expense on the Condensed Consolidated Statements of Income in the three months ended March 31, 2024.

The Senior Facilities are guaranteed by each of the Company’s wholly owned domestic subsidiaries and are secured by substantially all assets of the Company and of each subsidiary guarantor, in each case subject to certain exceptions.

Borrowings under the Senior Facilities bear interest at a rate per annum equal to, at the Company’s option, either Term SOFR (subject to a 0.00% floor) or an alternate base rate ("ABR"), in each case plus an applicable margin of (i) in the case of borrowings under the Term Loan Facility, 2.50% for Term SOFR loans and 1.50% for ABR loans and (ii) in the case of borrowings under the Revolving Credit Facility, initially, 2.375% for Term SOFR loans and 1.375% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility varies depending on the Company’s total net leverage ratio. At March 31, 2024, the applicable margin for borrowings under the Revolving Credit Facility was 2.125%. The Company is also required to pay a commitment fee initially equal to 0.35% per annum to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The commitment fee under the Revolving Credit Facility varies depending on the Company’s total net leverage ratio. At March 31, 2024, the commitment fee under the Revolving Credit Facility was 0.30%.

The Term Loan Facility matures on the seven-year anniversary of the Acquisition Date and amortizes in equal quarterly installments ($6,500 annually), starting with the first full fiscal quarter after the Acquisition Date, of 0.25% of the initial principal amount. The Revolving Credit Facility matures on the five-year anniversary of the Acquisition Date (August 31, 2028). In addition, the Company is required to prepay outstanding loans under the Term Loan Facility, subject to certain exceptions, with up to 50% of the Company’s annual excess cash flow (as defined under the Credit Agreement) in excess of the greater of $50,000 and 15.0% of Last Twelve Months ("LTM") Adjusted Consolidated EBITDA (as defined in the Credit Agreement) as of the applicable time, and with up to 100% of the net cash proceeds of certain recovery events and non-ordinary course asset sales (which percentages vary depending on the Company’s first lien secured net leverage ratio).

The Company may generally prepay outstanding loans under the Senior Facilities at any time, without prepayment premium or penalty, subject to customary “breakage” costs with respect to Term SOFR loans. Prepayments of the Term Loan Facility in connection with certain “repricing events” resulting in a lower yield occurring at any time during the first six months following the Company's execution of Amendment No. 2 must be accompanied by a 1.00% prepayment premium.

The Revolving Credit Facility requires that the Company maintain a maximum Total Net Leverage Ratio, as defined in the Credit Agreement, initially of 5.50 to 1.00 as of the last day of each fiscal quarter for which financials have been (or were required to be) delivered, commencing with the first full fiscal quarter after the Acquisition Date, stepping down to 4.00 to 1.00 over time. For material acquisitions in certain circumstances, such ratio may be increased by up to 0.50 to 1.00. The actual ratio, as defined, was 3.62 at March 31, 2024. The Revolving Credit Facility also requires that the Company not permit the Interest Coverage Ratio as of the last day of any test period to be less than 3.00 to 1.00. The actual ratio, as defined, was 3.58 as of March 31, 2024. At March 31, 2024, the Company was in compliance with all applicable covenants.

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

Borrowings and availability under the Revolving Credit Facility were $655,902 and $344,098, respectively, at March 31, 2024 and $642,988 and $357,012, respectively, at December 31, 2023, subject to covenants discussed above. The average interest rate on these borrowings was 6.77% and 6.76% on March 31, 2024 and December 31, 2023, respectively. The average interest rate excludes the impact of the Company’s interest swap agreements. See Note 10. Borrowings included Euro-denominated borrowings of 296,500 Euros ($320,902) at March 31, 2024 and 296,500 Euros ($327,988) at December 31, 2023. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

Borrowings under the Term Loan Facility were $646,750 and $648,375 at March 31, 2024 and December 31, 2023, respectively. The average interest rate on these borrowings was 7.83% and 8.46% on March 31, 2024 and December 31, 2023, respectively. The average interest rate excludes the impact of the Company’s interest swap agreements. See Note 10. The fair value of the borrowings is based on the quoted market price of the borrowings on March 31, 2024, which represents Level 1 observable inputs.

In addition, the Company has approximately $81,000 in uncommitted short-term bank credit lines ("Credit Lines") and overdraft facilities. The Credit Lines are accessed locally and are available primarily within the U.S., Europe and Asia. The Credit Lines are subject to the applicable borrowing rates within each respective country and vary between jurisdictions (i.e. LIBOR, Euribor, etc.). Under the Credit Lines, $10,000 was borrowed at March 31, 2024 at an average rate of 7.83%. The Company had no borrowings under the Credit Lines at December 31, 2023. The Company had borrowed $25 and $16 under the overdraft facilities at March 31, 2024 and December 31, 2023, respectively. Repayments under the Credit Lines are due within one month after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company also has finance leases under which $13,441 and $11,999 was outstanding at March 31, 2024 and December 31, 2023, respectively. The fair value of the finance leases is based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

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

Derivative financial instruments have been used by the Company to hedge its exposure to fluctuations in interest rates. On March 24, 2021, the Company entered into an interest rate swap agreement (the "2021 Swap") with one bank that commenced on January 31, 2022 and that converted the interest on $100,000 of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.17% plus the borrowing spread. Effective, April 30, 2022, the Company amended the 2021 Swap (the "Amended 2021 Swap"), such that the one-month SOFR-based borrowing rate replaced the one-month LIBOR-based borrowing rate. The Amended 2021 Swap, which will expire on January 30, 2026, converts the interest on $100,000 of the Company's one-month SOFR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.075% plus the borrowing spread. On July 19, 2023, the Company entered into an interest rate swap agreement (the "Euribor Swap") with one bank that commenced on July 31, 2023, which converts the interest on €150,000 of the Company's Euribor-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 3.257% plus the borrowing spread. Under the Euribor Swap, €50,000 will expire on July 31, 2026, with the remaining balance of €100,000 expiring on July 31, 2028. On September 12, 2023, the Company entered into six additional interest rate swap agreements (the "2023 Swaps") with six different banks that commenced on September 29, 2023, which convert the interest on $600,000 of the Company's one-month SOFR-based borrowings from a variable rate plus the borrowing spread to a blended fixed rate of 4.321% plus the borrowing spread. Under the 2023 Swaps, $50,000 will expire on August 31, 2026, $100,000 will expire on August 31, 2027, $200,000 will expire on August 31, 2028, $50,000 will expire on August 31, 2029 and the remaining balance of $200,000 will expire on August 31, 2030. The execution of the interest rate swap agreements in 2023 did not have a material impact on our business, financial condition, results of operations or cash flow. These interest rate swap agreements (the "Swaps") are accounted for as cash flow hedges.

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

The fair values of the Amended 2021 Swap were $6,183 and $5,976 as of March 31, 2024 and December 31, 2023, respectively, and were recorded in Other Assets in the Condensed Consolidated Balance Sheets for the periods. The fair values of the Euribor Swap were $(3,545) and $(5,485) as of March 31, 2024 and December 31, 2023, respectively, and were recorded in Other Liabilities in the Condensed Consolidated Balance Sheets for the periods. The fair values of the 2023 Swaps were $(9,352) and $(19,984) as of March 31, 2024 and December 31, 2023, respectively, and were recorded in Other Liabilities in the Condensed Consolidated Balance Sheets for the periods. The fair values of the Company's other derivatives were not material to the Company's Condensed Consolidated Balance Sheets as of March 31, 2024 or December 31, 2023. See Note 11. The activity related to the derivatives that have been designated hedging instruments was not material to the Company's Condensed Consolidated Financial Statements for the periods ended March 31, 2024 or 2023. The Company recognized losses of $11,903 and gains of $(1,599) related to the foreign exchange contracts that are not accounted for as hedging instruments within other expense (income), net, in the Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2024 and 2023, respectively. Such losses (gains) were substantially offset by net gains (losses) recorded on the underlying hedged asset or liability (the "underlying"). Offsetting net gains (losses) on the underlying are also recorded within Other expense (income), net.

The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. Other financing cash flows during the three month periods ended March 31, 2024 and 2023, as presented on the Condensed Consolidated Statements of Cash Flows, include $11,213 and $(1,353), respectively, of net cash payments (proceeds) related to the settlement of foreign currency hedges related to intercompany financing.

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

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis as of March 31, 2024 and December 31, 2023:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Asset derivatives	$6,183	$—	$6,183	$—
Liability derivatives	(14,018)	—	(14,018)	—
Bank acceptances	10,002	—	10,002	—
Rabbi trust assets	1,994	1,994	—	—
Total	$4,161	$1,994	$2,167	$—

December 31, 2023
Asset derivatives	$6,420	$—	$6,420	$—
Liability derivatives	(25,885)	—	(25,885)	—
Bank acceptances	12,161	—	12,161	—
Rabbi trust assets	1,923	1,923	—	—
Total	$(5,381)	$1,923	$(7,304)	$—

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

12. Pension and Other Postretirement Benefits

Pension and other postretirement benefits (income) cost consisted of the following:

	Three Months Ended March 31,
Pensions	2024	2023
Service cost	$300	$773
Interest cost	4,628	4,895
Expected return on plan assets	(7,407)	(7,534)
Amortization of prior service cost	27	87
Amortization of actuarial losses	602	417
Curtailment loss	1,370	—
Net periodic benefit income	$(480)	$(1,362)

	Three Months Ended March 31,
Other Postretirement Benefits	2024	2023
Service cost	$10	$13
Interest cost	262	285
Amortization of prior service cost	—	3
Amortization of actuarial gains	(40)	(25)
Net periodic benefit cost	$232	$276

The service cost component of net periodic benefit cost is included within Cost of sales and Selling and administrative expenses. The components of net periodic benefit (income) cost other than the service cost component are included in Other expense (income), net on the Condensed Consolidated Statements of Income. See Note 14.

13. Income Taxes

The Company's effective tax rate for the first three months of 2024 was 85.2% compared with 20.9% in the first three months of 2023 and 51.9% for the full year 2023. The increase in the effective tax rate during the first three months of 2024, as compared with the rate for the full year 2023, is driven primarily by the inclusion of $6,794 of tax expense (rate impact of 51.6%) relating to the Sale of the Associated Spring and Hanggi businesses. The Company determined during the first quarter of 2024, in conjunction with the Sale, that its investment in a certain disposed foreign subsidiary no longer met the classification as "permanently reinvested". The Company has therefore recognized income taxes related to this entity as of March 31, 2024, in advance of the completion of the Sale on April 4, 2024.

The Aerospace and Industrial segments have a number of multi-year tax holidays in Malaysia and Singapore. The tax holiday in China expired at the end of 2023. The Company plans to re-apply for approval of a potential three-year holiday in China but, under China rules, cannot file the application until after June 2024 and does not expect a decision regarding approval of the holiday until the end of 2024. Aerospace was granted an income tax holiday for operations recently established in Malaysia. This holiday commenced effective November 2020 (retroactively) and remains effective for a period of ten years. The Aerospace business was granted additional tax holidays in Singapore under the Pioneer program in the fourth quarter of 2022. This holiday provides reduced tax rates for certain Aerospace programs manufactured at the Singapore location and will continue through December 2025. All of the holidays are subject to the Company meeting certain commitments in the respective jurisdictions.

In October 2021, the Organization for Economic Co-operation and Development ("OECD") introduced an inclusive framework to address tax challenges arising from the digitalization of the economy through a two-pillar solution. One of the components of the solution is the implementation of a global minimum corporate tax rate of 15% for large multinational corporations (“Pillar Two”). The OECD continues to release additional guidance on the two-pillar solution with implementation to begin in 2024 while reporting of the tax applicable will not occur until 2026. As of the first quarter of 2024, the Company does not anticipate any additional taxes in 2024 relating to the implementation of Pillar Two.

On August 31, 2023, the Company completed its acquisition of MB Aerospace by acquiring all of the issued and outstanding shares of capital stock of MB Aerospace Holdings Inc., a Delaware corporation, in a taxable stock transaction. For accounting purposes, the assets and liabilities of MB Aerospace have been stepped up to fair market value which require the recording of deferred taxes on the associated step up. The Company has also determined that it is unlikely to recognize a tax benefit associated with MB Aerospace disallowed interest, net operating loss and credit carryforwards. As a result, the Company booked a valuation allowance associated with these carryforwards. Additionally, the Company evaluated the impact of the MB Aerospace acquisition on the deferred tax assets of the Company. The Company determined that it was unlikely to be able to utilize legacy disallowed interest carryforwards and recorded a corresponding valuation allowance. The Company will continue to evaluate associated Pillar Two impacts, and how they will be applied within the combined group of companies.

14. Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following tables set forth the changes in accumulated other comprehensive income (loss), net of tax, by component for the three month periods ended March 31, 2024 and 2023:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
December 31, 2023	$(14,504)	$(100,776)	$(79,849)	$(195,129)
Other comprehensive income (loss) before reclassifications	11,518	(218)	(38,683)	(27,383)
Amounts reclassified from accumulated other comprehensive income to the Condensed Consolidated Statements of Income	(2,171)	1,484	—	(687)
Net current-period other comprehensive income (loss)	9,347	1,266	(38,683)	(28,070)
March 31, 2024	$(5,157)	$(99,510)	$(118,532)	$(223,199)

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
December 31, 2022	$5,941	$(108,640)	$(117,801)	$(220,500)
Other comprehensive income (loss) before reclassifications	(352)	11,249	18,473	29,370
Amounts reclassified from accumulated other comprehensive income to the Condensed Consolidated Statements of Income	(534)	373	—	(161)
Net current-period other comprehensive income (loss)	(886)	11,622	18,473	29,209
March 31, 2023	$5,055	$(97,018)	$(99,328)	$(191,291)

The following table sets forth the reclassifications out of accumulated other comprehensive loss by component for the three month periods ended March 31, 2024 and 2023:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Condensed Consolidated Statements of (Loss) Income
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash flow hedges
Interest rate contracts	$2,844	$865	Interest expense
Foreign exchange contracts	(64)	(159)	Net sales
	2,780	706	Total before tax
	(609)	(172)	Tax expense
	2,171	534	Net of tax

Pension and other postretirement benefit items
Amortization of prior service costs	$(27)	$(90)	(A)
Amortization of actuarial losses	(562)	(392)	(A)
Curtailment loss	(1,370)	—	(A)
	(1,959)	(482)	Total before tax
	475	109	Tax benefit
	(1,484)	(373)	Net of tax

Total reclassifications in the period	$687	$161
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
Industrial is a global provider of highly-engineered, high-quality precision components, products and systems for critical applications serving a diverse customer base in end-markets such as industrial equipment, automation, personal care, packaging, electronics, mobility and medical devices. Focused on innovative custom solutions, Industrial participates in the design phase of components and assemblies whereby customers receive the benefits of application and systems engineering, new product development, testing and evaluation, and the manufacturing of final products. Products are sold primarily through its direct sales force and global distribution channels. Industrial's Molding Solutions business designs and manufactures customized hot runner systems, advanced mold cavity sensors and process control systems, and precision high cavitation mold assemblies - collectively, the enabling technologies for many complex injection molding applications. The Automation business designs and develops robotic grippers, advanced end-of-arm tooling systems, sensors and other automation components for intelligent robotic handling solutions and industrial automation applications. The Motion Control Solutions business provides innovative cost-effective force and motion control solutions for a wide range of metal forming and other industrial markets and manufactures and supplies precision mechanical products used in mobility and industrial applications. See Note 3 as the Company completed the Sale of its Associated Spring™ and Hänggi™ businesses, both within the Motion Control Solutions business, in April 2024.

The following tables set forth information about the Company's operations by its two reportable segments:

	Three Months Ended March 31,
	2024	2023
Net sales
Aerospace(A)	$221,371	$117,256
Industrial	209,267	218,109
Intersegment sales	—	(8)
Total net sales	$430,638	$335,357

Operating profit
Aerospace(A)	$31,087	$18,751
Industrial	8,595	4,533
Total operating profit	39,682	23,284
Interest expense	24,831	5,308
Other expense (income), net	1,696	1,340
Income before income taxes	$13,155	$16,636
(A) The results of MB Aerospace have been included within the Company's Consolidated Financial Statements in the Aerospace segment for the three months ended March 31, 2024.

	March 31, 2024	December 31, 2023
Assets
Aerospace	$1,498,177	$1,465,347
Industrial	1,609,467	1,685,304
Other (A)	166,123	157,363
Total assets	$3,273,767	$3,308,014
(A) "Other" assets include corporate-controlled assets, the majority of which are cash and cash equivalents and deferred tax assets.

16. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. The Company accrues its estimated exposure for warranty claims at the time of sale based upon the length of the warranty period, historical experience and other related information known to the Company. Liabilities related to product warranties and extended warranties were not material as of March 31, 2024 and December 31, 2023.

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

Supplier Finance Programs

The Company participates in a Supplier Finance Program (the "Program") under which it agrees to pay a third-party finance provider the stated amount of confirmed invoices from participating suppliers based on the original invoice due date. Suppliers, at their sole discretion, may elect to finance confirmed invoices prior to their scheduled due date at a discounted price with the Company's third-party finance provider. Outstanding obligations related to the Program were not material as of March 31, 2024 and December 31, 2023. These obligations were recorded within Accounts Payable on the Condensed Consolidated Balance Sheets. The Company does not have any assets nor any other forms of guarantees pledged as security to the third-party finance provider as part of the Program.

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

2022 Actions

The Company authorized restructuring actions (“2022 Actions”) focused on the consolidation of two manufacturing sites and a number of branch offices and changes in infrastructure to eliminate certain roles across a number of locations in the Industrial segment businesses in July and October 2022. The 2022 Actions resulted in pre-tax charges of $17,986 and $10,328 recorded in 2022 (recorded in second half of 2022) and 2023 (recorded primarily in the first and third quarters of 2023), respectively. Of the aggregate pre-tax charges of $10,328 recorded in 2023, $3,990 were recorded in the first quarter, primarily within Cost of sales in the accompanying Condensed Consolidated Statements of Income, and primarily related to $1,593 of accelerated depreciation of assets and $2,397 of transfer of work charges.

During the first quarter of 2024, additional pre-tax charges of $2,367 related to the 2022 Actions, including $1,553 primarily related to site consolidation and transfer of work charges, and $724 of accelerated depreciation of assets, were recorded within Cost of sales, and $90 of expenses were recorded within Selling and administrative expenses in the accompanying Condensed Consolidated Statements of Income. The Company does not expect any additional costs related to the 2022 Actions to be significant.

A corresponding liability of $509, per below, related to the employee termination costs remained and was included within accrued liabilities as of March 31, 2024.

The following table sets forth the change in the liability for the employee termination benefits related to the 2022 Actions:

December 31, 2023	$538
Payments	(29)
March 31, 2024	$509

April 2023 Actions

In April 2023, the Company authorized restructuring actions (“April 2023 Actions”) focused on manufacturing footprint optimization, including the consolidation of manufacturing sites and optimization of production. These actions include the geographic transfer of certain programs within both the Industrial and Aerospace segments and changes in infrastructure to drive improvements and efficiencies in business processes, including the elimination of certain roles across several locations. The April 2023 Actions resulted in pre-tax charges of $13,783 in 2023 (recorded primarily in the second and third quarters of 2023).

During the first quarter of 2024, additional pre-tax charges of $595 related to the April 2023 Actions, primarily related to $470 of transfer of work charges, were recorded within Cost of sales and $125 of expenses were recorded within selling and administrative expenses, in the accompanying Condensed Consolidated Statements of Income. Of the aggregate charges recorded, $232 was reflected within the results of the Industrial segment and $363 was reflected within the results of the Aerospace segment.

A corresponding liability of $1,699, per below, related to the employee termination costs remained and was included within accrued liabilities as of March 31, 2024. The Company expects to incur additional costs of approximately $13,000 related to the April 2023 Actions, which are primarily related to transfer of work charges. Of the aggregate, approximately $10,000 and $3,000 relate to the Aerospace and Industrial segments, respectively. The April 2023 Actions are expected to be completed throughout multiple periods, with completion in 2025.

The following table sets forth the change in the liability for the employee termination benefits related to the April 2023 Actions:

December 31, 2023	$6,247
Payments	(4,548)
March 31, 2024	$1,699

September 2023 Actions

In September 2023, the Company authorized restructuring actions (“September 2023 Actions”) including organizational realignment within a Barnes Industrial business and within Barnes Aerospace following the MB Aerospace acquisition. Resulting pre-tax charges of $7,878 were recorded primarily in the third quarter of 2023 related to employee termination costs, primarily employee severance and other termination benefits, which are expected to be paid in cash by the end of 2025. The Company does not expect any additional costs related to the September 2023 Actions to be significant.

A corresponding liability of $1,563, per below, related to the employee termination costs remained and was included within accrued liabilities as of March 31, 2024.

The following table sets forth the change in the liability for the employee termination benefits related to the September 2023 Actions:

December 31, 2023	$2,736
Employee severance and other termination benefits	23
Payments	(1,196)
March 31, 2024	$1,563

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Please refer to the Overview in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The Annual Report on Form 10-K, along with the Company's other filings, can be found on the Securities and Exchange Commission's website, www.sec.gov, as well as on the Company's website: www.onebarnes.com.

First Quarter Highlights

On January 11, 2024, the Company entered into a Share Purchase and Asset Agreement ("SPA") with One Equity Partners ("OEP") to sell its Associated Spring™ and Hänggi™ businesses (the "Businesses"). The Company completed the sale of the Businesses to OEP on April 4, 2024. See Note 3 of the Consolidated Financial Statements for additional discussion related to the divestiture of the Businesses.

The Company reported net sales of $430.6 million in the first quarter of 2024, an increase of $95.3 million or 28.4% from the first quarter of 2023. Organic sales increased by $12.8 million, or 3.8%, including an increase of $21.9 million, or 18.7%, at Aerospace, partially offset by a decrease of $9.1 million, or 4.2%, at Industrial. The year-over-year increase at Aerospace was driven by volume increases within both the Original Equipment Manufacturing ("OEM") and the Aftermarket businesses, reflecting continued strength in aerospace end markets. The acquisition of MB Aerospace in August 2023 provided incremental sales of $82.2 million within the Aerospace segment during the three months ended March 31, 2024. From an Industrial standpoint, the year-over-year decrease was driven by volume decreases within the each of the businesses, partially offset by favorable pricing initiatives. The weakening of the U.S. dollar against foreign currencies increased net sales within the Industrial segment by approximately $0.3 million. Operating margins increased from 6.9% in the 2023 period to 9.2% in the current period, largely a result of lower pre-tax charges related to restructuring and transformation related actions and favorable pricing initiatives, partially offset by $2.1 million of short-term purchase accounting adjustments and $5.4 million of increased amortization costs on other acquired long-term intangible assets related to the acquisition of MB Aerospace. As well, divestiture transaction costs related to the sale of the Associated Spring and Hanggi businesses and shareholder advisory costs approximated $3.1 million and $2.0 million, respectively. Pre-tax charges related to restructuring, transformation approximated $4.1 million within the current period, compared with $13.9 million in the prior year period.

Impact of Macroeconomic Trends and Management Actions

Certain of the macroeconomic trends that have presented challenges across our businesses in the prior year, including rising interest rates, inflationary pressures and labor constraints began to stabilize during recent periods, whereas supply chain constraints continue to linger, thereby continuing to impact the performance of the businesses. Management continues to take actions to mitigate the lingering impacts of these events and circumstances and remains proactive in addressing any potential future impacts.

Management has continued to implement pricing actions and drive productivity initiatives to mitigate these macroeconomic pressures. Management also continues to focus on driving core business execution through revenue growth, margin expansion, and new business development. Management's attention also remains directed towards integrating our existing businesses, consolidating operations and facilities where appropriate, and rationalizing operational costs and investments; all with the goal of improving profitability and return on invested capital. Management is leading a systematic multi-phased initiative to significantly reduce costs and integrate the Company's operations, decreasing complexity and focusing on improved performance across Industrial. More specifically, the Company has announced restructuring programs (see Note 17 of the Consolidated Financial Statements) to further reduce costs primarily within both segments, in response to changes in macroeconomic factors. Management also continues to evaluate the ongoing geopolitical risks, such as the Russia-Ukraine war, China-Taiwan relations and Red Sea freight disruptions, for any potential for impacts on the Company's Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Sales

	Three Months Ended March 31,
(in millions)	2024	2023	Change
Aerospace	$221.4	$117.3	$104.1	88.8%
Industrial	209.3	218.1	(8.8)	(4.1)%
Total	$430.6	$335.4	$95.3	28.4%

The Company reported net sales of $430.6 million in the first quarter of 2024, an increase of $95.3 million from the first quarter of 2023. Organic sales increased by $12.8 million, or 3.8%, including an increase of $21.9 million at Aerospace, partially offset by a decrease of $9.1 million at Industrial. The year-over-year increase at Aerospace was driven by volume increases within both the OEM and the Aftermarket businesses, reflecting ongoing strength within aerospace end markets. The acquisition of MB Aerospace in August 2023 provided incremental sales of $82.2 million within the segment during the three months ended March 31, 2024, impacting both the OEM and Aftermarket businesses. From an Industrial standpoint, the year-over-year decrease was primarily driven by volume decreases across each of the businesses, partially offset by favorable pricing actions. The weakening of the U.S. dollar against foreign currencies increased net sales within the Industrial segment by approximately $0.3 million.

Expenses and Operating Income

	Three Months Ended March 31,
(in millions)	2024	2023	Change
Cost of sales	$300.1	$226.2	$73.9	32.6%
% sales	69.7%	67.5%
Gross profit (1)	$130.5	$109.1	$21.4	19.6%
% sales	30.3%	32.5%
Selling and administrative expenses	$90.9	$85.8	$5.0	5.9%
% sales	21.1%	25.6%
Operating income	$39.7	$23.3	$16.4	70.4%
% sales	9.2%	6.9%
(1) Sales less cost of sales    .

Cost of sales in the first quarter of 2024 increased 32.6% from the 2023 period and gross profit margin decreased from 32.5% in the 2023 period to 30.3% in the 2024 period. Within Industrial, gross profit and gross profit margin decreased primarily as a result of the profit contribution of lower sales within each of the businesses, offset by pricing actions taken by the businesses. Gross profit increased and gross profit margin decreased within Aerospace during the first quarter of 2024. Within Aerospace, higher volumes within both the OEM and Aftermarket business, driven by the acquisition of MB Aerospace positively impacted gross profit. Unfavorable productivity and $2.1 million of short-term purchase accounting adjustments related to the acquisition of MB Aerospace negatively impacted both gross profit and gross profit margin within the segment, partially offset by a favorable Aftermarket mix. As well, $2.7 million of pre-tax charges related to restructuring and transformation related actions (aggregate of $4.1 million, including selling and administrative costs) impacted gross profit across the segments. Pre-tax charges impacting gross profit related to restructuring and workforce reduction actions during the comparable three month period of 2023 were $3.4 million (aggregate of $13.9 million). Selling and administrative expenses in the first quarter of 2024 increased 5.9% from the 2023 period, whereas sales increased by 28.4% between the comparable 2024 and 2023 periods. As a percentage of sales, selling and administrative costs decreased from 25.6% in the first quarter of 2023 to 21.1% in the 2024 period. The decrease in selling and administrative costs as a percentage of sales was primarily driven by an increase in sales partially offset by $3.1 million of divestiture transaction costs, $5.4 million of long-term purchase accounting adjustments related to the acquisition of MB Aerospace, $2.0 million of shareholder advisory costs and $1.4 million (aggregate of $4.1 million) of restructuring and transformation related charges. Pre-tax charges impacting selling and administrative expenses related to restructuring and workforce reduction actions during the comparable three month period of 2023 were $10.5 million

(aggregate of $13.9 million). Operating income in the first quarter of 2024 increased by 70.4% to $39.7 million, compared with the first quarter of 2023, and operating income margin increased from 6.9% to 9.2%, driven by the items noted above.

Interest expense

Interest expense increased by $19.5 million in the first quarter of 2024 as compared with the prior year period, primarily a result of a higher average interest rate, given the recapitalization of the Company's debt structure since the prior year period and higher average borrowings, largely related to the acquisition of MB Aerospace.

Other expense (income), net

Other expense (income), net in the first quarter of 2024 was $1.7 million compared to $1.3 million in the first quarter of 2023. This increase in expense was primarily driven by a reduction in income from the other components of net periodic benefit costs related to pension and other postretirement benefits.

Income Taxes

The Company's effective tax rate for the first three months of 2024 was 85.2% compared with 20.9% in the first three months of 2023 and 51.9% for the full year 2023. The increase in the effective tax rate during the first three months of 2024, as compared with the rate for the full year 2023, is driven primarily by the inclusion of $6.8 million of tax expense (rate impact of 51.6%) relating to the Sale of the Associated Spring and Hanggi businesses. The Company determined during the first quarter of 2024, in conjunction with the Sale, that its investment in a certain disposed foreign subsidiary no longer met the classification as "permanently reinvested". The Company has therefore recognized income taxes related to this entity as of March 31, 2024, in advance of the completion of the Sale on April 4, 2024.

The Aerospace and Industrial segments have a number of multi-year tax holidays in Malaysia and Singapore. The tax holiday in China expired at the end of 2023. The Company plans to re-apply for approval of a potential three-year holiday in China but, under China rules, cannot file the application until after June 2024 and does not expect a decision regarding the approval of the holiday until the end of 2024. Aerospace was granted an income tax holiday for operations recently established in Malaysia. This holiday commenced effective November 2020 (retroactively) and remains effective for a period of ten years. The Aerospace business was granted additional tax holidays in Singapore under the Pioneer program in the fourth quarter of 2022. This holiday provides reduced tax rates for certain Aerospace programs manufactured at the Singapore location and will continue through December 2025. All of the holidays are subject to the Company meeting certain commitments in the respective jurisdictions.

Income and income per Share

	Three Months Ended March 31,
(in millions, except per share)	2024	2023	Change
Net income	$1.9	$13.2	$(11.2)	(85.2)%
Net income per common share:
Basic	$0.04	$0.26	$(0.22)	(84.6)%
Diluted	0.04	0.26	(0.22)	(84.6)%
Weighted average common shares outstanding:
Basic	51.2	51.0	0.2	0.5%
Diluted	51.3	51.3	—	0.1%

Basic and diluted net income per common share decreased from the three months periods ended March 31, 2024 and March 31, 2023 due to decreases in net income during the periods. Basic and diluted weighted average common shares outstanding were consistent for the periods during the first three months of 2023 as part of the Company's publicly announced Repurchase Program (as defined herein) as well as the issuance of additional shares for employee stock plans.

Financial Performance by Business Segment

Aerospace

	Three Months Ended March 31,
(in millions)	2024	2023	Change
Sales	$221.4	$117.3	$104.1	88.8%
Operating profit	31.1	18.8	12.3	65.8%
Operating margin	14.0%	16.0%

The Aerospace segment reported sales of $221.4 million in the first quarter of 2024, an 88.8% increase from the first quarter of 2023. Excluding MB Aerospace, organic sales increased 15.8% and 23.4% within the OEM and Aftermarket businesses, respectively, relative to the comparable 2023 period. The acquisition of MB Aerospace provided incremental sales of $82.2 million within the segment during the three months ended March 31, 2024, impacting both the OEM and Aftermarket businesses. The year-over-year increase in organic OEM sales was driven primarily by continued growth within narrow-body airframe production, although wide-body airframe production also continued to improve during the 2024 period. Organic sales within the Aftermarket Maintenance Repair and Overhaul ("MRO") also improved during the first quarter of 2024 relative to the comparable period as airline traffic and aircraft utilization have continued to ramp. Sales within the segment are largely denominated in U.S. dollars and therefore were not significantly impacted by changes in foreign currency.

Operating profit at Aerospace in the first quarter of 2024 increased 65.8% from the first quarter of 2023 to $31.1 million, largely a result of the contribution of higher organic sales volumes, inclusive of pricing, favorable mix and the contribution of MB Aerospace sales, partially offset by unfavorable productivity, restructuring and transformation related charges and acquisition related costs related to the acquisition of MB Aerospace. More specifically, operating results were impacted by $2.1 million of short-term purchase accounting adjustments (amortization of customer backlog and inventory step-up), $5.4 million of increased amortization costs for other acquired long-term intangible assets and $0.4 million of pre-tax restructuring and transformation related charges. Pre-tax restructuring charges in the prior year period approximated $1.8 million. Operating margin decreased from 16.0% in the 2023 period to 14.0% in the 2024 period, largely as a result of the Aerospace MB acquisition-related items and their relative sales mix impact on overall Aerospace operating margins. Shareholder advisory costs of $1.0 million were also allocated to the segment during the 2024 period.

Outlook:

Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the global economy and are supported by its order backlog through participation in certain strategic commercial and defense-related engine and airframe programs. As noted earlier, the Company completed its acquisition of MB Aerospace during 2023. MB Aerospace represents a strategic fit for Barnes Aerospace, with highly complementary programs, global operations, technical capabilities, and product and service offerings. OEM sales grew in 2024 relative to the comparable 2023 period, as customer aircraft production schedules continue to ramp. The Company expects that the OEM business will see continued strength in demand for its manufactured components as narrow body airframe production remains strong, and wide body airframe production improves. Aerospace management continues to work with customers to evaluate engine and airframe build schedules, giving management the ability to react timely to such changes. Management is working closely with suppliers to align raw material schedules with production requirements.

Management also remains focused on labor and supply chain constraints that continue to impact the business, executing long-term agreements, and expanding our share of production on key programs. Backlog at OEM, including that of the acquired MB Aerospace business, was $1,463.6 million at March 31, 2024, an increase of 18.6% since December 31, 2023, at which time backlog was $1,233.6 million. Approximately 45% of OEM backlog is expected to be recognized over the next 12 months. The Aerospace OEM business may also be impacted by changes in the content levels on certain platforms, changes in customer sourcing decisions, adjustments to customer inventory levels, labor and commodity availability (including the availability of commodities such as titanium sourced in Russia) and pricing, vendor sourcing capacity and the use of alternate materials. Additional impacts may include the redesign of parts, quantity of parts per engine, cost schedules agreed to under contract with the engine and airframe manufacturers, as well as the pursuit and duration of new programs. Fluctuations in fuel costs, interest rates, and potential changes in regulatory requirements could impact airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the value associated with new fuel-efficient technologies and targets established by airlines to reduce greenhouse gas emissions.

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

The Company remains focused on proactive cost management and improved productivity to mitigate continued pressure on operating profit. The segment continued to take restructuring actions throughout the first quarter of 2024. Aerospace will continue to explore additional productivity opportunities, including working closely with vendors and customers as it relates to the timing of deliveries and pricing initiatives. Also, management seeks additional opportunities to leverage cost and facility synergies from the integration of our legacy Aerospace business with MB Aerospace. Management also remains focused on growth through strategic investments, acquisitions and new product and process introductions. Driving productivity continues as a key initiative. Operating profit may be impacted by changes in sales volume, mix and pricing, particularly as they relate to the higher profit Aftermarket RSP spare parts business, and investments made in each of its businesses. Operating profits may also be impacted by potential changes in tariffs, trade agreements and trade policies that may affect the cost and/or availability of goods and labor constraints. Costs associated with new product and process introductions, the physical transfer of work to other global regions, additional productivity initiatives and restructuring activities to drive improved operating profit in the longer term, while potentially negatively impacting operating profit in the short-term.

Industrial

	Three Months Ended March 31,
(in millions)	2024	2023	Change
Sales	$209.3	$218.1	$(8.8)	(4.1)%
Operating profit	8.6	4.5	4.1	89.6%
Operating margin	4.1%	2.1%

Sales at Industrial were $209.3 million in the first quarter of 2024, a $8.8 million, or 4.1%, decrease from the first quarter of 2023. Organic sales decreased by $9.1 million, or 4.2%, during the 2024 period, primarily driven by volume decreases within each of the businesses, partially offset by favorable pricing actions. Foreign currency increased sales on a year-over-year basis by approximately $0.3 million as the U.S. dollar weakened against foreign currencies.

Operating profit at Industrial in the first quarter of 2024 increased 89.6% from the first quarter of 2023 to $8.6 million. Operating results were impacted by lower pre-tax charges related to restructuring and transformation related actions recorded by the segment in the first quarter of 2024, favorable pricing and Barnes Transformation Office cost saving initiatives (described further below), partially offset by $3.1 million of divestiture transaction costs, lower organic sales volumes and unfavorable mix. More specifically, operating results were impacted by $3.7 million of pre-tax restructuring and transformation related charges during the current period, as compared with $12.1 million of such costs during the prior year period. The divestiture transactions costs related to the agreement to sell our Associated Spring and Hänggi businesses (see Note 3 to the Consolidated Financial Statements). Shareholder advisory costs of $1.0 million were also allocated to the segment during the 2024 period. Operating margin increased from 2.1% in the 2023 period to 4.1% in the 2024 period, primarily as a result of the items describe above.

Outlook:

At Industrial, management remains focused on generating organic sales growth through additional sales and marketing resources and expanded go-to-market strategies to leverage the Company's full product portfolio across customers and global industrial end-markets. Our business remains impacted by continuing headwinds including inflation and China weakness. Order rates declined on a year-over-year basis driven by weakness in China, North American and European markets. From a macro environment standpoint, the manufacturing Purchasing Managers' Index ("PMI") ended the quarter above 50 in the United States and China, while Europe ended the quarter below 50. Management closely monitors the impact of pricing changes and lead times on raw materials and freight, given the continued ongoing pressure of supply chain constraints. Following the April 2024 sale of the Associated Spring and Hanggi businesses that serve the automotive component manufacturing end market, the outlook for global automotive production will not be as meaningful a metric moving forward. Orders for the remaining Motion Control Solutions business were favorable in general industrial markets but softer within tool and die. At our Molding Solutions business, orders within medical end markets improved on a year-over year basis, while transportation, personal care and packaging end markets softened. Sales volumes at certain of our businesses is dependent upon the need for equipment used in plastic injection molding markets, which may be significantly influenced by the demand for plastic products, the capital investment needs of companies in the plastic injection molding and plastics processing industries, changes in technological advances and changes in laws or regulations such as those related to single-use plastics, product and packaging composition and recycling. Automation orders softened on a year over-year basis. To the extent that the U.S. dollar fluctuates relative to other foreign currencies, our sales may be impacted relative to the prior year periods. The relative impact on operating profit is not expected to be as significant as the impact on sales as most of our businesses have expenses primarily denominated in local currencies, where their revenues reside, however operating margins may be impacted. Management is focused on sales growth through customer engagement, innovation and expanding geographic reach. Strategic investments in new technologies, manufacturing processes and product development are expected to provide benefits over the long term, and management continues to evaluate such opportunities.

The Company is focused on the proactive management of costs to increase competitiveness and productivity, and to mitigate the ongoing impacts of the current macroeconomic environments, including the continuing risks of supply chain constraints and broad-based inflation on operating profit. The Company continues to manage its cost structure to align with the intake of orders and sales given remaining uncertainty within certain end-markets. In 2022, management commenced a systematic multi-phased restructuring initiative (the "Actions") to significantly reduce costs and integrate the Company's operations, decreasing complexity and focusing on improved performance across Industrial. More specifically, the Company has announced restructuring programs (see Note 17 of the Consolidated Financial Statements) to further reduce costs primarily within the Industrial segment, in response to the macroeconomic disruptions. These actions include organizational realignment including elimination of certain roles across several locations.

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

On March 19, 2024, the Company entered into a Refinancing Amendment (“Amendment No. 2”) to the Credit Agreement which replaced the outstanding principal amount of term loans under the Term Loan Facility (the “Existing Term Loans”) with an equal amount of new term loans (the “New Term Loans”) having substantially similar terms as the Existing Term Loans, except with respect the interest rate applicable to the New Term Loans and certain other provisions. The interest rate margin applicable to the New Term Loans was reduced to 1.50%, in the case of ABR loans, and 2.50%, in the case of Term SOFR loans (with the Term SOFR floor remaining at 0.0%). The interest rate margin applicable to the Existing Term Loans was 2.00%, in the case of ABR loans, and 3.00%, in the case of Term SOFR loans. In addition, the Term SOFR adjustment applicable to the New Term Loans was reduced to 0.00%. The Term SOFR adjustment applicable to the Existing Term Loans was 0.10%. The Company recorded fees of $1.6 million in conjunction with Amendment No. 2 within interest expense on the Condensed Consolidated Statements of Income in the three months ended March 31, 2024.

The Senior Facilities are guaranteed by each of the Company’s wholly owned domestic subsidiaries and are secured by substantially all assets of the Company and of each subsidiary guarantor, in each case subject to certain exceptions.

Borrowings under the Senior Facilities bear interest at a rate per annum equal to, at the Company’s option, either Term SOFR (subject to a 0.00% floor) or an alternate base rate ("ABR"), in each case plus an applicable margin of (i) in the case of borrowings under the Term Loan Facility, 2.50% for Term SOFR loans and 1.50% for ABR loans and (ii) in the case of borrowings under the Revolving Credit Facility, initially, 2.375% for Term SOFR loans and 1.375% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility varies depending on the Company’s total net leverage ratio. At March 31, 2024, the applicable margin for borrowings under the Revolving Credit Facility was 2.125%. The Company is also required to pay a commitment fee initially equal to 0.35% per annum to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The commitment fee under the Revolving Credit Facility varies depending on the Company’s total net leverage ratio. At March 31, 2024, the commitment fee under the Revolving Credit Facility was 0.30%.

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

The Company may generally prepay outstanding loans under the Senior Facilities at any time, without prepayment premium or penalty, subject to customary “breakage” costs with respect to Secured Overnight Financing Rate ("SOFR") loans. Prepayments of the Term Loan Facility in connection with certain “repricing events” resulting in a lower yield occurring at any time during the first six months following the Company's execution of Amendment No. 2 must be accompanied by a 1.00% prepayment premium.

The Revolving Credit Facility requires that the Company maintain a maximum Total Net Leverage Ratio, as defined in the Credit Agreement, initially of 5.50 to 1.00 as of the last day of each fiscal quarter for which financials have been (or were required to be) delivered, commencing with the first full fiscal quarter after the Acquisition Date, stepping down to 4.00 to 1.00 over time. The actual ratio, as defined, was 3.62 as of March 31, 2024. For material acquisitions in certain circumstances, such ratio may be increased by up to 0.50 to 1.00. The Revolving Credit Facility also requires that the Company not permit the Interest Coverage Ratio as of the last day of any test period to be less than 3.00 to 1.00. The actual ratio, as defined, was 3.58 as of March 31, 2024. At March 31, 2024, the Company was in compliance with all applicable covenants.

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

On January 11, 2024, the Company entered into a Share Purchase and Asset Agreement ("SPA") with One Equity Partners ("OEP") to sell its Associated Spring™ and Hänggi™ businesses for $175.0 million, subject to certain adjustments. These businesses operate within the Motion Control Solutions business. See Note 3 of the Consolidated Financial Statements for additional disclosure related to the Sale of these businesses that closed in April 2024, with the proceeds being used to repay debt.

The Company did not repurchase any shares of the Company's common stock during the first quarter of 2024 or 2023. Management will continue to evaluate additional repurchases based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. See "Part II - Item 2 - Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities".

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the Credit Agreement and currently expects that its bank syndicate, comprised of 10 banks, will continue to support its Revolving Credit Facility, which matures in August 2028. At March 31, 2024, the Company had $344.1 million unused and available for borrowings under its $1,000.0 million Revolving Credit Facility. The Company intends to use borrowings under its Revolving Credit Facility to support the Company's ongoing growth initiatives. While the Company continues to evaluate potential acquisition targets, it is now more narrowly assessing acquisitions, primarily with Aerospace, as evidenced by the consummation of the Transaction on August 31, 2023. Management remains focused on driving core business execution and financial performance via the planned integration and consolidation actions described above. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements. See additional discussion above related to the Transaction and the Credit Agreement. The Company maintains communication with its bank syndicate as it continues to monitor its cash requirements.

The Company had $10.0 million of borrowings under short-term bank credit lines at March 31, 2024.

On March 24, 2021, the Company entered into an interest rate swap agreement (the "2021 Swap") with one bank that commenced on January 31, 2022 and that converted the interest on $100.0 million of the Company's one-month LIBOR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.17% plus the borrowing spread. Effective April 30, 2022, the Company amended the 2021 Swap (the "Amended 2021 Swap") such that the one-month SOFR-based borrowing rate replaced the one-month LIBOR-based borrowing rate. The Amended 2021 Swap, which will expire on January 30, 2026, converts the interest on $100.0 million of the Company's one-month SOFR-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 1.075% plus the borrowing spread.

On July 19, 2023, the Company entered into an interest rate swap agreement (the "Euribor Swap") with one bank that commenced on July 31, 2023, which converts the interest on €150.0 million of the Company's Euribor-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 3.257% plus the borrowing spread. Under the Euribor Swap, €50.0 million will expire on July 31, 2026, with the remaining balance of €100.0 million expiring July 31, 2028. On September 12, 2023, the Company entered into six additional interest rate swap agreements (the "2023 Swaps") with six different banks that commenced on September 29, 2023, which convert the interest on $600.0 million of the Company's one-month SOFR-based borrowings from a variable rate plus the borrowing spread to a blended fixed rate of 4.321% plus the borrowing spread. Under the 2023 Swaps, $50.0 million will expire on August 31, 2026, $100.0 million will expire on August 31, 2027, $200.0 million will expire on August 31, 2028, $50.0 million will expire on August 31, 2029 and the remaining balance of $200.0 million will expire on August 31, 2030. The execution of the interest rate swap agreements in 2023 did not have a material impact on our business, financial condition, results of operations or cash flow. These interest rate swap agreements (the "Swaps") are accounted for as cash flow hedges. At March 31, 2024, the Company's total borrowings were comprised of 64% fixed rate debt and 36% variable rate debt. At December 31, 2023, the Company's total borrowings were comprised of 67% fixed rate debt and 33% variable rate debt.

At March 31, 2024, the Company held $81.6 million in cash and cash equivalents, the majority of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions and, on a long-term basis, are expected to primarily fund international investments.

Cash Flow

	Three Months Ended March 31,
(in millions)	2024	2023	Change
Operating activities	$(2.3)	$32.2	$(34.5)
Investing activities	(12.7)	(11.3)	(1.4)
Financing activities	8.6	(22.6)	31.2
Exchange rate effect	(1.5)	1.4	(3.0)
(Decrease) increase in cash, cash equivalents and restricted cash	$(7.9)	$(0.3)	$(7.7)

Operating activities used $2.3 million in the first three months of 2024 and provided $32.2 million in the first three months of 2023. The 2023 period included a use of cash for working capital of $2.8 million, with $7.1 million reflecting growth in inventories, compared to the 2024 period, which included a use of cash for working capital of $8.9 million, with $6.5 million reflecting continued growth in inventories. Operating cash flows in the 2024 period were also negatively impacted by higher outflows for accrued liabilities ($22.9 million), primarily related to payments of incentive compensation, severance and income taxes, whereas an increase in contract assets (included within Other Current Assets) drove an $12.1 million use of cash.

Investing activities used $12.7 million in the first three months of 2024 compared to $11.3 million in the first three months of 2023. Investing activities in the 2024 period primarily included capital expenditures of $12.8 million compared to $10.9 million in the 2023 period. Investing activities in the current period also included outflows of $0.2 million used to fund the MB Aerospace Acquisition (post-closing adjustments). The Company expects capital spending in 2024 to approximate $70 million.

Financing activities in the first three months of 2024 included a net increase in borrowings of $29.5 million compared to a net decrease in borrowings of $13.2 million in the comparable 2023 period. Proceeds from the issuance of common stock were $0.1 million in both the 2024 and 2023 periods. Total cash used to pay dividends was also $8.1 million in both periods. Financing cash flows during the first three months of 2024 and 2023 also included $11.2 million of payments and $1.4 million of proceeds, respectively, resulting from the settlement of foreign currency hedges related to intercompany financing.

OTHER MATTERS

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The most significant areas involving management judgments and estimates are described in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Actual results could differ from those estimates. There have been no material changes to such judgments and estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to such risk during the three months ended March 31, 2024.

Item 4. Controls and Procedures

Management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. We completed the acquisition of MB Aerospace on August 31, 2023. In accordance with applicable SEC guidance, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include MB Aerospace as it was not practical to do so given the date of acquisition. MB Aerospace's total assets excluded from the scope of our assessment represent approximately 8% of the related consolidated assets as of March 31, 2024. MB Aerospace's total net sales excluded from the scope of our assessment represent approximately 19% of consolidated total net sales for the three months ended March 31, 2024, respectively. Based upon, and as of the date of, that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, and designed to provide reasonable assurance that the information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's first quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1-31, 2024	361		$32.04	—	3,404,000
February 1-29, 2024	971		$35.09	—	3,404,000
March 1-31, 2024	700		$36.76	—	3,404,000
Total	2,032	(1)	$35.12	—

(1)All acquisitions of equity securities during the first quarter of 2024 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Refer to the Exhibit Index immediately following this page.

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended March 31, 2024

Exhibit No.	Description	Reference
10.1	Amendment No. 1 to Credit Agreement, dated as of February 6, 2024, by and among Barnes Group Inc., certain subsidiaries thereto, the lenders and other parties signatory thereto and Bank of America, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.3(ii) to the Form 10-K filed by the Company on February 26, 2024.
10.2	Amendment to Transition and Retirement Agreement, dated as of January 17, 2024.	Incorporated by reference to Exhibit 10.10(ii) to the Form 10-K filed by the Company on February 26, 2024.
10.3	Amendment No. 2, dated as of March 19, 2024, by and among Barnes, Barnes Group Switzerland GmbH, a limited liability company (Gesellschaft mit beschränkter Haftung) organized under the laws of Switzerland, Barnes Group Acquisition GmbH, a limited liability company (Gesellschaft mit beschränkter Haftung) incorporated under the laws of Germany, the lenders party thereto from time to time, and Bank of America, N.A., as Administrative Agent and as Collateral Agent.	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 20, 2024.
10.4	Cooperation Agreement, dated as of March 5, 2024, by and among Barnes Group Inc., Irenic Capital Management LP, and other parties set forth on the signature pages thereto.	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 5, 2024.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed with this report.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	Filed with this report.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with this report.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with this report.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with this report.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with this report.
104	Cover Page Interactive Data File (formatted is Inline XBRL and contained in Exhibit 101).	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date:	April 29, 2024	/s/ JULIE K. STREICH
Julie K. Streich
Senior Vice President, Finance
Chief Financial Officer
(Principal Financial Officer)

Date:	April 29, 2024	/s/ MARIAN ACKER
Marian Acker
Vice President, Controller
(Principal Accounting Officer)