Form 10-Q
period 2024-06-30
BARNES GROUP INC
filed 2024-07-31
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 1-04801

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
The registrant had outstanding 50,766,204 shares of common stock as of July 24, 2024.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended June 30, 2024

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$382,232	$338,984	$812,870	$674,341

Cost of sales	258,188	224,625	558,284	450,868
Selling and administrative expenses	82,667	88,350	170,394	174,180
Gain on the sale of businesses	(10,204)	—	(7,071)	—
Goodwill impairment charge	53,694	—	53,694	—
	384,345	312,975	775,301	625,048
Operating (loss) income	(2,113)	26,009	37,569	49,293

Interest expense	20,812	6,512	45,643	11,819
Other expense (income), net	(845)	(2,894)	850	(1,553)
(Loss) income before income taxes	(22,080)	22,391	(8,924)	39,027
Income taxes	24,741	5,039	35,949	8,516
Net (loss) income	$(46,821)	$17,352	$(44,873)	$30,511

Per common share:
Basic	$(0.91)	$0.34	$(0.88)	$0.60
Diluted	(0.91)	0.34	(0.88)	0.60

Weighted average common shares outstanding:
Basic	51,302,547	51,051,780	51,263,503	51,020,648
Diluted	51,302,547	51,225,545	51,263,503	51,245,163

See accompanying notes.

BARNES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(46,821)	$17,352	$(44,873)	$30,511
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) on hedging activities, net of tax (1)	2,745	735	12,092	(151)
Foreign currency translation adjustments, net of tax (2)	(10,059)	(14,337)	(48,742)	4,136
Defined benefit pension and other postretirement benefits, net of tax (3)	4,581	(1,351)	5,847	10,271
Total other comprehensive (loss) income, net of tax	(2,733)	(14,953)	(30,803)	14,256
Total comprehensive (loss) income	$(49,554)	$2,399	$(75,676)	$44,767

(1) Net of tax of $1,640 and $238 for the three months ended June 30, 2024 and 2023, respectively, and $4,670 and $(38) for the six months ended June 30, 2024 and 2023, respectively.

(2) Net of tax of $0 for each of the three and six month periods ended June 30, 2024 and 2023.

(3) Net of tax of $2,226 and $(11) for the three months ended June 30, 2024 and 2023, respectively, and $2,701 and $3,628 for the six months ended June 30, 2024 and 2023, respectively.

See accompanying notes.

BARNES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$65,909	$89,827
Accounts receivable, less allowances (2024 - $7,257; 2023 - $7,258)	345,482	353,923
Inventories	350,292	365,221
Prepaid expenses and other current assets	104,689	97,749
Total current assets	866,372	906,720

Deferred income taxes	—	10,295

Property, plant and equipment	826,964	1,031,495
Less accumulated depreciation	(475,085)	(628,798)
	351,879	402,697

Goodwill	1,046,822	1,183,624
Other intangible assets, net	662,666	706,471
Other assets	109,348	98,207
Total assets	$3,037,087	$3,308,014

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$6,547	$16
Accounts payable	152,271	164,264
Accrued liabilities	217,793	221,462
Long-term debt - current	10,518	10,868
Total current liabilities	387,129	396,610

Long-term debt	1,149,386	1,279,962
Accrued retirement benefits	36,825	45,992
Deferred income taxes	115,950	120,608
Long-term tax liability	—	21,714
Other liabilities	71,299	80,865

Commitments and contingencies (Note 16)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2024 - 64,679,095 shares; 2023 - 64,600,635 shares)	647	646
Additional paid-in capital	544,418	537,948
Treasury stock, at cost (2024 - 13,918,008 shares; 2023 - 13,914,076 shares)	(532,556)	(532,415)
Retained earnings	1,489,921	1,551,213
Accumulated other non-owner changes to equity	(225,932)	(195,129)
Total stockholders' equity	1,276,498	1,362,263
Total liabilities and stockholders' equity	$3,037,087	$3,308,014

See accompanying notes.

BARNES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net (loss) income	$(44,873)	$30,511
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	59,563	46,913
Gain on disposition of property, plant and equipment	(50)	(180)
Stock compensation expense	6,464	4,832
Non-cash goodwill impairment charge	53,694	—
Gain on sale of businesses	(5,545)	—
Changes in assets and liabilities, net of the effects of acquisition:
Accounts receivable	(12,173)	(18,102)
Inventories	(23,011)	(9,743)
Prepaid expenses and other current assets	(12,532)	(5,183)
Accounts payable	2,862	(2,300)
Accrued liabilities	(645)	16,745
Deferred income taxes	3,454	779
Long-term retirement benefits	(10,336)	(10,636)
Long-term tax liability	(17,372)	(13,029)
Other	3,550	1,860
Net cash provided by operating activities	3,050	42,467

Investing activities:
Proceeds from disposition of property, plant and equipment	344	149
Proceeds from the sale of businesses, net of cash sold	146,041	—
Capital expenditures	(29,854)	(21,617)
Business acquisitions, net of cash acquired	159	—
Other	—	(722)
Net cash provided (used) by investing activities	116,690	(22,190)

Financing activities:
Net change in other borrowings	6,568	7,775
Payments on long-term debt	(233,207)	(112,927)
Proceeds from the issuance of long-term debt	110,000	101,208
Proceeds from the issuance of common stock	122	189
Dividends paid	(16,229)	(16,195)
Withholding taxes paid on stock issuances	(141)	(376)
Cash settlement of foreign currency hedges related to intercompany financing	(9,967)	(1,176)
Other	(232)	(2,588)
Net cash used by financing activities	(143,086)	(24,090)

Effect of exchange rate changes on cash flows	(2,784)	(466)
Decrease in cash, cash equivalents and restricted cash	(26,130)	(4,279)
Cash, cash equivalents and restricted cash at beginning of period	92,039	81,128
Cash, cash equivalents and restricted cash at end of period	65,909	76,849
Less: Restricted cash, included in Prepaid expenses and other current assets	—	(2,176)
Cash and cash equivalents at end of period	$65,909	$74,673

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data)
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet and the related Condensed Consolidated Statements of (Loss) Income, Comprehensive (Loss) Income and Cash Flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Financial Statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2023 has been derived from the 2023 financial statements of Barnes Group Inc. (the "Company"). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair statement of the results, have been included. Operating results for the three and six month periods ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

In December 2023, the FASB amended its guidance related to income tax disclosure requirements. The amended guidance establishes new income tax disclosure requirements including providing greater disaggregation in the rate reconciliation and information on taxes paid. The amended guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that the guidance may have on the disclosures within its Consolidated Financial Statements.

3. Divestiture

On January 9, 2024, the Company entered into a Share and Asset Purchase Agreement (as amended, the "SPA") with One Equity Partners ("OEP") to sell its Associated Spring™ and Hänggi™ businesses (the "Businesses") for $175,000, subject to certain adjustments (the "Sale"). The Businesses operated within the Company's Force & Motion Control (formerly Motion Control Solutions) business. Pursuant to the required accounting guidance, as of March 31, 2024, the Company allocated $58,900 of goodwill from the Motion Control Solutions reporting unit to the Businesses based on the estimated relative fair values of the Businesses to be disposed of and the portion of the reporting unit that will be retained.

The Company completed the Sale of the Businesses to OEP on April 4, 2024. Gross proceeds received were $157,998. The Company yielded net cash proceeds of $146,041 after consideration of cash sold and transaction costs. The Company recorded a receivable of $15,437 as of June 30, 2024 related to the transfer of one foreign facility. This receivable was recorded within Accounts Receivable on the Condensed Consolidated Balance Sheet. The final amount of proceeds from the Sale is subject to post closing adjustments. The Company recorded a pre-tax gain related to the Sale of the Businesses of $10,048 ($10,204 through operating loss) and $5,545 ($7,071 through operating loss) during the three and six month periods ended June 30, 2024, respectively. Resulting tax charges of $16,894 and $23,688, were recognized during the three and six month periods ended June 30, 2024, respectively. The Company utilized the proceeds from the Sale to reduce outstanding debt.

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

The following table presents the Company's revenue disaggregated by products and services, and geographic regions, by segment:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Aerospace	Industrial	Total Company	Aerospace	Industrial	Total Company
Products and Services(A)
Aerospace Original Equipment Manufacturing Products	$132,185	$—	$132,185	$75,362	$—	75,362
Aerospace Aftermarket Products and Services	85,773	—	85,773	46,653	—	46,653
Force & Motion Control Products	—	42,452	42,452	—	100,440	100,440
Molding Solutions Products	—	106,894	106,894	—	100,127	100,127
Automation Products	—	14,928	14,928	—	16,402	16,402
	$217,958	$164,274	$382,232	$122,015	$216,969	$338,984

Geographic Regions (B)
Americas	$147,877	$53,551	$201,428	$87,849	$93,254	$181,103
Europe	43,769	76,679	120,448	20,401	81,021	101,422
Asia	23,614	33,326	56,940	11,641	40,821	52,462
Rest of World	2,698	718	3,416	2,124	1,873	3,997
	$217,958	$164,274	$382,232	$122,015	$216,969	$338,984

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Aerospace	Industrial	Total Company	Aerospace	Industrial	Total Company
Products and Services(A)
Aerospace Original Equipment Manufacturing Products	$267,012	$—	$267,012	$148,100	$—	148,100
Aerospace Aftermarket Products and Services	172,316	—	172,316	91,171	—	91,171
Force & Motion Control Products (B)	—	135,574	135,574	—	198,914	198,914
Molding Solutions Products	—	208,288	208,288	—	203,654	203,654
Automation Products	—	29,680	29,680	—	32,502	32,502
	$439,328	$373,542	$812,870	$239,271	$435,070	$674,341

Geographic Regions (C)
Americas	$302,908	$143,568	$446,476	$172,421	$189,194	$361,615
Europe	85,725	156,253	241,978	41,068	160,629	201,697
Asia	45,757	70,882	116,639	21,663	80,932	102,595
Rest of World	4,938	2,839	7,777	4,119	4,315	8,434
	$439,328	$373,542	$812,870	$239,271	$435,070	$674,341

(A) The results of MB Aerospace, from the acquisition on August 31, 2023, have been included within the Company's revenue disaggregated by products and services, and geographic regions within the Aerospace Segment for the three and six month periods ended June 30, 2024.
(B) Effective April 23, 2024, following the divestiture of the Businesses, the Company renamed the Motion Control Solutions business to Force & Motion Control. Revenue related to the divested businesses contributed $0 and $53,040 during the three and six month periods ended June 30, 2024, respectively, and $57,616 and $110,862 during the three and six month periods ended June 2023, respectively.
(C) Sales by geographic region are based on the location to which the product is shipped and services are delivered.

Revenue from products and services transferred to customers at a point in time accounted for approximately 70 percent and 75 percent of total revenue for the three month periods ended June 30, 2024 and June 30, 2023, respectively. Revenue from products and services transferred to customers at a point in time accounted for approximately 70 percent and 80 percent of total revenue for the six month periods ended June 30, 2024 and June 30, 2023, respectively. A majority of revenue within the Industrial segment and Aerospace Original Equipment Manufacturing Products business ("OEM"), along with a portion of revenue within the Aerospace Aftermarket Products and Services business ("Aftermarket"), is recognized at a point in time, primarily when the product or solution is shipped to the customer.

Revenue from products and services transferred to customers over-time accounted for approximately 30 percent of total revenue and 25 percent of total revenue for the three month periods ended June 30, 2024 and June 30, 2023, respectively. Revenue from products and services transferred to customers over-time accounted for approximately 30 percent and 20 percent of total revenue for the six month periods ended June 30, 2024 and June 30, 2023, respectively. The Company recognizes revenue over-time in instances where a contract supports a continual transfer of control to the customer. Substantially all of our revenue in the Aerospace Aftermarket maintenance repair and overhaul business (within Aftermarket Products and Services) and a portion of the revenue within Force & Motion Control productions (formerly Motion Control Solutions), Molding Solutions products and Aerospace OEM products is recognized over-time. Within the Molding Solutions and Aerospace Aftermarket businesses, this continual transfer of control to the customer partially results from repair and refurbishment work performed on customer-controlled assets. With other contracts, this continual transfer of control to the customer is supported by clauses in the contract, or governing commercial law of the relevant jurisdiction, where we deliver products that do not have an alternative use and require an enforceable right to payment of costs incurred (plus a reasonable profit) or the Company has a contractual right to complete any work in process and receive full contract price.

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

Adjustments to net sales, cost of sales and the related impact to operating income are recognized as necessary in the period they become known. Revenue recognized from performance obligations satisfied in previous periods was not material in both the three month period ended June 30, 2024 and 2023.

Contract Balances. The timing of revenue recognition, invoicing and cash collections affects accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets.

Unbilled Receivables (Contract Assets) - Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized when 1) the cost-to-cost method is applied and 2) such revenue exceeds the amount invoiced to the customer. Unbilled receivables are included within Prepaid Expenses and Other Current Assets on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.

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

Net contract assets (liabilities) consisted of the following:

	June 30, 2024	December 31, 2023	$ Change	% Change
Unbilled receivables (contract assets)	$69,246	$59,652	$9,594	16%
Contract liabilities	(50,924)	(42,428)	(8,496)	20%
Net contract assets	$18,322	$17,224	$1,098	6%

Contract liabilities balances at June 30, 2024 and December 31, 2023 include $19,416 and $10,032, respectively, of customer advances for which the Company has not yet collected payment, but has an unconditional right to collect payment. Accounts receivable, as presented on the Condensed Consolidated Balance Sheet, includes corresponding balances at June 30, 2024 and December 31, 2023, respectively.

Changes in the net contract assets during the six month period ended June 30, 2024 included a $9,594 increase in contract assets, driven primarily by contract progress (i.e., unbilled receivable), partially offset by earlier contract progress being invoiced to the customer. Offsetting this net contract increase was a $8,496 increase in contract liabilities, driven primarily by new customer advances, partially offset by revenue recognized in the current six-month period.

The Company recognized approximately 20% and 75% of the revenue related to the contract liabilities balance as of December 31, 2023 during the three and six month period ended June 30, 2024, and approximately 30% and 70% of the revenue related to the contract liabilities balance as of December 31, 2022 during the three and six month period ended June 30, 2023, respectively, primarily representing revenue from the sale of molds and hot runners within the Molding Solutions business.

Remaining Performance Obligations. The Company has elected to disclose remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed and, for Aerospace, excludes projections of components and assemblies that Aerospace OEM customers anticipate purchasing in the future under existing programs, which represent orders that are beyond lead time and do not represent performance obligations pursuant to accounting guidance. As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $573,021. The Company expects to recognize revenue on approximately 70% of the remaining performance obligations over the next 12 months, with the remainder to be recognized within 24 months.

5. Stockholders' Equity

A schedule of consolidated changes in equity for the six months ended June 30, 2024 is as follows (number of shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2023	64,600	$646	$537,948	13,914	$(532,415)	$1,551,213	$(195,129)	$1,362,263
Comprehensive income (loss)	—	—	—	—	—	1,947	(28,070)	(26,123)
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,111)	—	(8,111)
Employee stock plans	16	—	3,443	2	(71)	(52)	—	3,320
March 31, 2024	64,616	$646	$541,391	13,916	$(532,486)	$1,544,997	$(223,199)	$1,331,349
Comprehensive income (loss)	—	—	—	—	—	(46,821)	(2,733)	(49,554)
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,118)	—	(8,118)
Employee stock plans	63	1	3,027	2	(70)	(137)	—	2,821
June 30, 2024	64,679	$647	$544,418	13,918	$(532,556)	$1,489,921	$(225,932)	$1,276,498

A schedule of consolidated changes in equity for the six months ended June 30, 2023 is as follows (number of shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2022	64,481	$645	$529,791	13,891	$(531,507)	$1,567,898	$(220,500)	$1,346,327
Comprehensive income	—	—	—	—	—	13,159	29,209	42,368
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,096)	—	(8,096)
Residual interest in subsidiary	—	—	(2,381)	—	—	—	—	(2,381)
Employee stock plans	23	—	2,665	6	(252)	(83)	—	2,330
March 31, 2023	64,504	$645	$530,075	13,897	$(531,759)	$1,572,878	$(191,291)	$1,380,548
Comprehensive income (loss)	—	—	—	—	—	17,352	(14,953)	2,399
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,099)	—	(8,099)
Employee stock plans	22	—	2,339	3	(124)	(76)	—	2,139
June 30, 2023	64,526	$645	$532,414	13,900	$(531,883)	$1,582,055	$(206,244)	$1,376,987

6. Net (Loss) Income Per Common Share

For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans. No potentially dilutive shares have been included in the diluted earnings per share calculations for the three and six month periods ended June 30, 2024 due to the Company's reported net losses for the periods. For the purpose of computing diluted net income per common share for the three and six month periods ended June 30, 2023, the weighted-average number of common shares outstanding was increased by 173,765 and 224,515, respectively.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three month periods ended June 30, 2024 and 2023, the Company excluded 792,230 and 784,087 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive. During the six month periods ended June 30, 2024 and 2023, the Company excluded 1,377,310 and 795,032 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive.

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

7. Inventories

The components of inventories consisted of:

	June 30, 2024	December 31, 2023
Finished goods	$91,896	$104,801
Work-in-process	121,327	105,737
Raw material and supplies	137,069	154,683
	$350,292	$365,221

8. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended June 30, 2024:

	Aerospace	Industrial	Total Company
December 31, 2023 (A)	$352,352	$831,272	$1,183,624
Acquisition related	3,717	$—	$3,717
Divestiture related (see Note 3)	—	(58,900)	(58,900)
Impairment charge	—	(53,694)	(53,694)
Foreign currency translation	(802)	(27,123)	(27,925)
June 30, 2024	$355,267	$691,555	$1,046,822
(A) Industrial amounts as of December 31, 2023 are net of accumulated goodwill impairment losses of $68,194.

The acquisition-related changes recorded at Aerospace during 2024 include purchase accounting adjustments of $3,717 of goodwill resulting from the acquisition of MB Aerospace.

The Company completed the sale of the Businesses in April 2024. See Note 3. Pursuant to the required accounting guidance, the Company allocated $58,900 of goodwill within the Force & Motion Control (formerly Motion Control Solutions) reporting unit to the divested Businesses based on the estimated relative fair values of the Businesses.

During the second quarter, management completed the Company's annual impairment assessment of goodwill as of April 1, 2024. The Company utilizes the option to first assess qualitative factors to determine whether it is necessary to perform the Step 1 quantitative goodwill impairment test in accordance with the applicable accounting standards. Under the qualitative assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, overall reporting unit performance and events directly affecting a reporting unit. If the Company determines that the Step 1 quantitative impairment test is required, management estimates the fair value of the reporting unit using a discounted cash flow model (a form of the income approach), a market approach, or both. Inherent in management’s development of cash flow projections under the income approach are assumptions and estimates, including those related to future earnings and growth rates and the weighted average cost of capital. Pursuant to the market approach, management considers readily available market information, including comparable public company earnings multiples relative to the performance of the Company's businesses. The Company compares the fair value of the reporting unit with the carrying value of the reporting unit. If the fair values were to fall below the carrying values, the Company would recognize a non-cash impairment charge to income from operations for the amount by which the carrying amount of any reporting unit exceeds the reporting unit’s fair value, assuming the loss recognized does not exceed the total amount of goodwill for the reporting unit.

Based on qualitative assessments as of April 1, 2024, management concluded that it was not more likely than not that the fair value of each of the Company’s reporting units was below its respective carrying value, except for the Automation reporting unit. Therefore, management performed a Step 1 quantitative assessment for the Automation reporting unit. In estimating the fair value of the Automation reporting unit, management evaluated readily available end market information, including earnings multiples, from comparable public companies that also operate within the automation sector. Management’s assessment resulted in a non-cash goodwill impairment charge of $53,694 related to the Automation reporting unit as the estimated fair value of the reporting unit declined below its carrying value. The reduction of fair value was primarily the result of lower projections for the reporting unit, consistent with a reduction of forecasted growth trends within the broader automation market. A decline in projections was largely due to uncertainty in the broader industrial manufacturing markets, partially restricting the significant capital expenditures required for such investments in automation. A significant level of reliance on the automotive sector and corresponding delays in model change releases, more specifically, also negatively impacted the fair value of the Automation reporting unit. The non-cash goodwill impairment charge was recorded during the three-month period ended June 30, 2024.

Other Intangible Assets:

Other intangible assets consisted of:

		June 30, 2024		December 31, 2023
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue Sharing Programs (RSPs)	Up to 30	$296,700	$(183,031)	$299,500	$(176,143)
Component Repair Programs (CRPs)	Up to 30	111,839	(53,206)	111,839	(49,577)
Customer relationships	10-16	579,050	(190,181)	586,189	(180,679)
Patents and technology	4-18	174,280	(99,841)	178,433	(100,662)
Trademarks/trade names	10-30	7,153	(6,434)	10,949	(10,910)
Other	Up to 10	26,334	(16,699)	26,334	(14,857)
		1,195,356	(549,392)	1,213,244	(532,828)
Unamortized intangible assets:
Trade names		55,670	—	55,670	—
Foreign currency translation		(38,968)	—	(29,615)	—
Other intangible assets		$1,212,058	$(549,392)	$1,239,299	$(532,828)

In the second quarter of 2024, management completed its annual impairment assessment of its trade names, which are indefinite-lived intangible assets. Based on this assessment, there were no impairments.

Gross amounts of $7,139, $4,153 and $3,821 that were included within customer relationships, patents and technology, and trademarks, respectively, and were fully amortized as of December 31, 2023, were related to the divested Businesses.

Amortization of intangible assets for the three months period ended June 30, 2024 and June 30, 2023 was $17,101 and $11,604, respectively. Amortization of intangible assets for the six months period ended June 30, 2024 and June 30, 2023 was $34,663 and $23,224, respectively.

Estimated amortization of intangible assets for future periods is as follows: 2024 (remainder) - $35,000; 2025 - $71,000; 2026 - $68,000; 2027 - $66,000; 2028 - $63,000 and 2029 - $62,000.

9. Debt

Long-term debt and notes and overdrafts payable at June 30, 2024 and December 31, 2023 consisted of:

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility	$578,473	$582,965	$642,988	$646,843
Term Loan Facility	580,703	583,246	648,375	651,215
Unamortized deferred financing costs and original issue discount - Term Loan Facility	(11,592)	—	(12,532)	—
Borrowings under lines of credit and overdrafts	6,547	6,547	16	16
Finance leases	12,320	12,118	11,999	11,732
	1,166,451	1,184,876	1,290,846	1,309,806

Less current maturities	(17,065)		(10,884)
Long-term debt	$1,149,386		$1,279,962

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

On June 5, 2023, the Company entered into the Agreement with MB Aerospace Group Holdings Limited, a Cayman Islands limited company (the "Agreement"). In connection with entry into the Agreement, on June 5, 2023, the Company entered into the Second Amendment (the “Second Amendment”) to Note Purchase Agreement and Amendment No. 2 ("Amendment No. 2") to Unsecured Credit Agreement to facilitate the the acquisition of MB Aerospace Holdings Inc., a Delaware corporation (“MB Aerospace”), along with such entity’s subsidiaries (the “Transaction”), as well as a commitment letter with Bank of America, N.A. and BofA Securities, Inc. (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties agreed to provide, subject to the satisfaction of customary closing conditions contained therein, a $1,000,000 backstop senior secured revolving credit facility and a $700,000 senior secured 364-day bridge loan facility ("Bridge Loan Facility"). The Bridge Loan Facility was only intended to be drawn to the extent that the Company did not obtain alternative financing prior to the closing of the Transaction. The Company recorded fees of $9,500 in conjunction with the Bridge Loan Facility and $1,000,000 backstop senior secured revolving credit facility into interest expense on the Condensed Consolidated Statements of (Loss) Income in 2023. On August 31, 2023 (the "Acquisition Date"), pursuant to the terms of the Agreement, the Company completed the Transaction for an aggregate purchase price of $728,448, subject to customary and specified closing adjustments, as set forth in the Agreement. Concurrently, the Company entered into a new Credit Agreement (the “Credit Agreement”) among the Company and certain of its subsidiaries, the issuing banks, lenders and other parties party thereto, and Bank of America, N.A., as administrative agent, as collateral agent and as swingline lender, which provides for senior secured financing of $1,650,000, consisting of a term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $650,000, at an original issue discount of $4,875, and a revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Facilities”) in an aggregate principal amount of up to $1,000,000, including a letter of credit sub-facility of up to $50,000. Proceeds of the loans borrowed under the Senior Facilities on the Acquisition Date, net of a 0.75% original issue discount on the Term Loan Facility, were used to fund, in part, the transactions contemplated by the Agreement, including the consummation of the Transaction, the repayment in full of the 3.97% Senior Notes, and to pay related fees and expenses. As of the Acquisition Date, the Revolving Credit Facility had outstanding borrowings in an aggregate principal amount of approximately $698,000. Proceeds of any loans under the Revolving Credit Facility borrowed after the Acquisition Date will be used for general corporate purposes. The Company paid fees and expenses of $3,058 in conjunction with executing the Revolving Credit Facility. Such fees have been deferred within Other Assets on the Condensed Consolidated Balance Sheets and will be amortized into interest expense on the Condensed Consolidated Statements of (Loss) Income through the maturity of the Credit Agreement with the previously recorded debt issuance costs. The Company incurred $8,283 of debt issuance costs in conjunction with executing the Term Loan Facility. Such fees have been recorded as a direct deduction from the carrying amount of the Term Loan Facility and will be amortized into interest expense on the Condensed Consolidated Statements of (Loss) Income through the maturity of the Term Loan Facility. Cash used to pay these fees was recorded through financing activities on the Condensed Consolidated Statements of Cash Flows. On August 31, 2023, in connection with the Credit Agreement and the closing of the Transaction, the Bridge Loan Facility was terminated.

On March 19, 2024, the Company entered into a Refinancing Amendment (“Amendment No. 2”) to the Credit Agreement which replaced the outstanding principal amount of term loans under the Term Loan Facility (the “Existing Term Loans”) with an equal amount of new term loans (the “New Term Loans”) having substantially similar terms as the Existing Term Loans, except with respect to the interest rate applicable to the New Term Loans and certain other provisions. The interest rate margin applicable to the New Term Loans was reduced to 1.50%, in the case of ABR loans, and 2.50%, in the case of Term SOFR loans (with the Term SOFR floor remaining at 0.0%). The interest rate margin applicable to the Existing Term Loans was 2.00%, in the case of ABR loans, and 3.00%, in the case of Term SOFR loans. In addition, the Term SOFR adjustment applicable to the New Term Loans was reduced to 0.00%, from 0.10% for the Existing Term Loans. The Company recorded fees of $1,579 in conjunction with Amendment No. 2 within interest expense on the Condensed Consolidated Statements of (Loss) Income in the three months ended March 31, 2024.

The Senior Facilities are guaranteed by each of the Company’s wholly owned domestic subsidiaries and are secured by substantially all assets of the Company and of each subsidiary guarantor, in each case subject to certain exceptions.

Borrowings under the Senior Facilities bear interest at a rate per annum equal to, at the Company’s option, either Term SOFR (subject to a 0.00% floor) or an alternate base rate ("ABR"), in each case plus an applicable margin of (i) in the case of borrowings under the Term Loan Facility, 2.50% for Term SOFR loans and 1.50% for ABR loans and (ii) in the case of borrowings under the Revolving Credit Facility, initially, 2.375% for Term SOFR loans and 1.375% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility varies depending on the Company’s total net leverage ratio. At June 30, 2024, the applicable margin for borrowings under the Revolving Credit Facility was 2.125%. The Company is also required to pay a commitment fee initially equal to 0.35% per annum to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The commitment fee under the Revolving Credit Facility varies depending on the Company’s total net leverage ratio. At June 30, 2024, the commitment fee under the Revolving Credit Facility was 0.30%.

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

The Revolving Credit Facility requires that the Company maintain a maximum Total Net Leverage Ratio, as defined in the Credit Agreement, initially of 5.50 to 1.00 as of the last day of each fiscal quarter for which financials have been (or were required to be) delivered, commencing with the first full fiscal quarter after the Acquisition Date, stepping down to 4.00 to 1.00 over time. The Total Net Leverage Ratio is 5.00 to 1.00 for the quarter ended June 30, 2024 thus limiting the available credit to $418,901. For material acquisitions in certain circumstances, such ratio may be increased by up to 0.50 to 1.00. The actual ratio, as defined, was 3.48 as of June 30, 2024. The Revolving Credit Facility also requires that the Company not permit the Interest Coverage Ratio as of the last day of any test period to be less than 3.00 to 1.00. The actual ratio, as defined, was 3.83 as of June 30, 2024. At June 30, 2024, the Company was in compliance with all applicable covenants.

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

Borrowings and availability under the Revolving Credit Facility were $578,473 and $421,527, respectively, at June 30, 2024 and $642,988 and $357,012, respectively, at December 31, 2023, subject to covenants discussed above. The average interest rate on these borrowings was 6.67% and 6.76% on June 30, 2024 and December 31, 2023, respectively. The average interest rate excludes the impact of the Company’s interest swap agreements. See Note 10. Borrowings included Euro-denominated borrowings of 269,500 Euros ($288,473) at June 30, 2024 and 296,500 Euros ($327,988) at December 31, 2023. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

Borrowings under the Term Loan Facility were $580,703 and $648,375 at June 30, 2024 and December 31, 2023, respectively. The average interest rate on these borrowings was 7.84% and 8.46% on June 30, 2024 and December 31, 2023, respectively. The average interest rate excludes the impact of the Company’s interest swap agreements. See Note 10. The fair value of the borrowings is based on the quoted market price of the borrowings on June 30, 2024, which represents Level 1 observable inputs.

In addition, the Company has approximately $81,000 in uncommitted short-term bank credit lines ("Credit Lines") and overdraft facilities. The Credit Lines are accessed locally and are available primarily within the U.S., Europe and Asia. The Credit Lines are subject to the applicable borrowing rates within each respective country and vary between jurisdictions (i.e. LIBOR, Euribor, etc.). Under the Credit Lines, $6,500 was borrowed at June 30, 2024 at an average rate of 7.84%. The Company had no borrowings under the Credit Lines at December 31, 2023. The Company had borrowed $47 and $16 under the overdraft facilities at June 30, 2024 and December 31, 2023, respectively. Repayments under the Credit Lines are due within one month after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company also has finance leases under which $12,320 and $11,999 was outstanding at June 30, 2024 and December 31, 2023, respectively. The fair value of the finance leases is based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

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

The fair values of the Amended 2021 Swap were $5,570 and $5,976 as of June 30, 2024 and December 31, 2023, respectively, and were recorded in Other Assets in the Condensed Consolidated Balance Sheets for the periods. The fair values of the Euribor Swap were $(2,413) and $(5,485) as of June 30, 2024 and December 31, 2023, respectively, and were recorded in Other Liabilities in the Condensed Consolidated Balance Sheets for the periods. The fair values of the 2023 Swaps were $(6,468) and $(19,984) as of June 30, 2024 and December 31, 2023, respectively, and were recorded in Other Liabilities in the Condensed Consolidated Balance Sheets for the periods. The fair values of the Company's other derivatives were not material to the Company's Condensed Consolidated Balance Sheets as of June 30, 2024 or December 31, 2023. See Note 11. The activity related to the derivatives that have been designated hedging instruments was not material to the Company's Condensed Consolidated Financial Statements for the periods ended June 30, 2024 or 2023. The Company recognized gains of $207 and losses of $4,548 related to the foreign exchange contracts that are not accounted for as hedging instruments within Other expense (income), net, in the Condensed Consolidated Statements of (Loss) Income for the three-month periods ended June 30, 2024 and 2023, respectively. The Company recognized losses of $11,697 and $2,949 related to the foreign exchange contracts that are not accounted for as hedging instruments within Other Expense (income), net, in the Consolidated Statements of (Loss) Income for the six month periods ended June 30, 2024 and 2023, respectively. Such losses (gains) were substantially offset by net gains (losses) recorded on the underlying hedged asset or liability (the "underlying"). Offsetting net gains (losses) on the underlying are also recorded within Other expense (income), net.

The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. Financing cash flows during the six month periods ended June 30, 2024 and 2023, as presented on the Condensed Consolidated Statements of Cash Flows, include $9,967 and $1,176, respectively, of net cash payments related to the settlement of foreign currency hedges related to intercompany financing.

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

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis as of June 30, 2024 and December 31, 2023:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
Asset derivatives	$5,657	$—	$5,657	$—
Liability derivatives	(10,915)	—	(10,915)	—
Bank acceptances	11,013	—	11,013	—
Rabbi trust assets	2,018	2,018	—	—
Total	$7,773	$2,018	$5,755	$—

December 31, 2023
Asset derivatives	$6,420	$—	$6,420	$—
Liability derivatives	(25,885)	—	(25,885)	—
Bank acceptances	12,161	—	12,161	—
Rabbi trust assets	1,923	1,923	—	—
Total	$(5,381)	$1,923	$(7,304)	$—

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

12. Pension and Other Postretirement Benefits

Pension and other postretirement benefits (income) cost consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Pensions	2024	2023	2024	2023
Service cost	$36	$577	$335	$1,350
Interest cost	4,917	4,801	9,545	9,696
Expected return on plan assets	(7,576)	(7,449)	(14,983)	(14,983)
Amortization of prior service cost	—	83	27	170
Amortization of actuarial losses	598	420	1,200	838
Curtailment gain	(2,575)	(668)	(1,204)	(668)
Settlement loss (gain)	2,980	(731)	2,980	(731)
Net periodic benefit income	$(1,620)	$(2,967)	$(2,100)	$(4,328)

	Three Months Ended June 30,		Six Months Ended June 30,
Other Postretirement Benefits	2024	2023	2024	2023
Service cost	$2	$6	$13	$19
Interest cost	250	274	512	560
Amortization of prior service cost	—	2	—	5
Amortization of actuarial gains	(37)	(47)	(77)	(73)
Settlement gain	(250)	—	(250)	—
Net periodic benefit (income) cost	$(35)	$235	$198	$511

Curtailment gains and settlement losses (gains) during the three and six month periods ended June 30, 2024 relate to the completed sale of the Businesses. See Note 3.

The service cost component of net periodic benefit cost is included within Cost of sales and Selling and administrative expenses. The components of net periodic benefit (income) cost other than the service cost component are included in Other expense (income), net on the Condensed Consolidated Statements of (Loss) Income. See Note 14.

13. Income Taxes

The Company's effective tax rate for the first six months of 2024 was (402.8)% compared with 21.8% in the first six months of 2023 and 51.9% for the full year 2023. The decrease in the effective tax rate in the first half of 2024 as compared with the rate for the full year 2023 is primarily due to the goodwill impairment charge of $53,694 that was recorded in the second quarter of 2024, which was not tax deductible for book purposes. Excluding the goodwill impairment charge, the effective tax rate for the first half of 2024 was 80.3%. Additional drivers in the effective tax rate in the first half of 2024, as compared with the full year 2023, include $23,688 of tax expense relating to the sale of the Businesses, including $6,794 of tax expense recorded during the first quarter of 2024 in conjunction with classifying the Businesses as "held for sale" as of March 31, 2024. After the completion of the sale of the Businesses in the second quarter of 2024, the Company recognized the remainder of the tax expense relating to the sale of the Businesses of $16,894. Other items increasing the 2024 first half income tax rate include disallowance of certain related party expenses for U.S. tax purposes and an unfavorable earnings mix. The increase is partially offset by an increased benefit from tax holidays, lower transactions costs capitalized for tax and a lower forecasted GILTI tax.

The Aerospace and Industrial segments have a number of multi-year tax holidays in China, Malaysia and Singapore. The tax holiday in China expired at the end of 2023. The Company has re-applied for approval of the potential three-year holiday but does not expect notification of approval of the holiday until the end of 2024. Aerospace was granted an income tax holiday for operations recently established in Malaysia. This holiday commenced effective November 2020 (retroactively) and remains effective for a period of ten years. The Aerospace business was granted additional tax holidays in Singapore under the Pioneer program in the fourth quarter of 2022. This holiday provides reduced tax rates for certain Aerospace programs manufactured at the Singapore location and will continue through December 2025. All of the holidays are subject to the Company meeting certain commitments in the respective jurisdictions.

In October 2021, the Organization for Economic Co-operation and Development ("OECD") introduced an inclusive framework to address tax challenges arising from the digitalization of the economy through a two-pillar solution. One of the components of the solution is the implementation of a global minimum corporate tax rate of 15% for large multinational corporations (“Pillar Two”). The OECD continues to release additional guidance on the two-pillar solution with implementation to begin in 2024 while reporting of the tax applicable will not occur until 2026. As of the first half of 2024, the company does not anticipate any additional taxes in 2024 relating to the implementation of Pillar Two.

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

14. Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following tables set forth the changes in accumulated other comprehensive income (loss), net of tax, by component for the six month periods ended June 30, 2024 and 2023:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
December 31, 2023	$(14,504)	$(100,776)	$(79,849)	$(195,129)
Other comprehensive income (loss) before reclassifications	16,438	3,052	(48,742)	(29,252)
Amounts reclassified from accumulated other comprehensive income to the Condensed Consolidated Statements of (Loss) Income	(4,346)	2,795	—	(1,551)
Net current-period other comprehensive income (loss)	12,092	5,847	(48,742)	(30,803)
June 30, 2024	$(2,412)	$(94,929)	$(128,591)	$(225,932)

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
December 31, 2022	$5,941	$(108,640)	$(117,801)	$(220,500)
Other comprehensive income (loss) before reclassifications	987	10,518	4,136	15,641
Amounts reclassified from accumulated other comprehensive income to the Condensed Consolidated Statements of (Loss) Income	(1,138)	(247)	—	(1,385)
Net current-period other comprehensive income (loss)	(151)	10,271	4,136	14,256
June 30, 2023	$5,790	$(98,369)	$(113,665)	$(206,244)

The following table sets forth the reclassifications out of accumulated other comprehensive loss by component for the three month periods ended June 30, 2024 and 2023:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Condensed Consolidated Statements of (Loss) Income
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Cash flow hedges
Interest rate contracts	$2,900	$988	Interest expense
Foreign exchange contracts	(110)	(190)	Net sales
	2,790	798	Total before tax
	(615)	(194)	Tax expense
	2,175	604	Net of tax

Pension and other postretirement benefit items
Amortization of prior service costs	$—	$(85)	(A)
Amortization of actuarial losses	(561)	(373)	(A)
Curtailment gain	1,302	241	(A)
Settlement (loss) gain	(2,730)	731	(A)
	(1,989)	514	Total before tax
	678	106	Tax benefit
	(1,311)	620	Net of tax

Total reclassifications in the period	$864	$1,224
(A) These accumulated other comprehensive income (loss) components are included within the computation of net periodic Pension and Other Postretirement Benefits cost. See Note 12.

The following table sets forth the reclassifications out of accumulated other comprehensive loss by component for the six month periods ended June 30, 2024 and 2023:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of (Loss) Income
	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash flow hedges
Interest rate contracts	$5,744	1,853	Interest expense
Foreign exchange contracts	(174)	(349)	Net sales
	5,570	1,504	Total before tax
	(1,224)	(366)	Tax benefit
	4,346	1,138	Net of tax

Pension and other postretirement benefit items
Amortization of prior service costs	$(27)	$(175)	(A)
Amortization of actuarial losses	(1,123)	(765)	(A)
Curtailment (loss) gain	(68)	241	(A)
Settlement (loss) gain	(2,730)	731	(A)
	(3,948)	32	Total before tax
	1,153	215	Tax benefit
	(2,795)	247	Net of tax

Total reclassifications in the period	$1,551	$1,385
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
Industrial is a global provider of highly-engineered, high-quality precision components, products and systems for critical applications serving a diverse customer base in end-markets such as industrial equipment, automation, personal care, packaging, electronics, mobility and medical devices. Focused on innovative custom solutions, Industrial participates in the design phase of components and assemblies whereby customers receive the benefits of application and systems engineering, new product development, testing and evaluation, and the manufacturing of final products. Products are sold primarily through its direct sales force and global distribution channels. Industrial's Molding Solutions business designs and manufactures customized hot runner systems, advanced mold cavity sensors and process control systems, and precision high cavitation mold assemblies - collectively, the enabling technologies for many complex injection molding applications. The Automation business designs and develops robotic grippers, advanced end-of-arm tooling systems, sensors and other automation components for intelligent robotic handling solutions and industrial automation applications. The Force & Motion Control business (formerly the Motion Control Solutions business) provides innovative cost-effective force and motion control solutions for a wide range of sheet metal forming and other industrial markets. See Note 3 as the Company completed the Sale of its Associated Spring™ and Hänggi™ businesses, both within the Force & Motion Control business, in April 2024.
The following tables set forth information about the Company's operations by its two reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales
Aerospace(A)	$217,958	$122,015	$439,328	$239,272
Industrial	164,274	216,971	373,542	435,079
Intersegment sales	—	(2)	—	(10)
Total net sales	$382,232	$338,984	$812,870	$674,341

Operating (loss) profit
Aerospace(A)	$29,344	$16,580	$60,430	$35,331
Industrial(B)	(31,457)	9,429	(22,861)	13,962
Total operating (loss) profit	(2,113)	26,009	37,569	49,293
Interest expense	20,812	6,512	45,643	11,819
Other expense (income), net	(845)	(2,894)	850	(1,553)
(Loss) income before income taxes	$(22,080)	$22,391	$(8,924)	$39,027
(A) The results of MB Aerospace have been included within the Company's Condensed Consolidated Financial Statements in the Aerospace segment for the three and six months ended June 30, 2024.
(B) Industrial operating losses in the three and six-month periods ended June 30, 2024 include a $53,694 goodwill impairment charge. See Note 8. In addition, operating losses include a $10,204 and $7,071 pre-tax gain on the sale of the Businesses for the three and six month periods ended June 30, 2024, respectively. See Note 3.

	June 30, 2024	December 31, 2023
Assets
Aerospace	$1,487,041	$1,465,347
Industrial	1,392,770	1,685,304
Other (A)	157,276	157,363
Total assets	$3,037,087	$3,308,014
(A) "Other" assets include corporate-controlled assets, the majority of which are cash and cash equivalents and deferred tax assets.

16. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. The Company accrues its estimated exposure for warranty claims at the time of sale based upon the length of the warranty period, historical experience and other related information known to the Company. Liabilities related to product warranties and extended warranties were not material as of June 30, 2024 and December 31, 2023.

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

Supplier Finance Programs

The Company participates in a Supplier Finance Program (the "Program") under which it agrees to pay a third-party finance provider the stated amount of confirmed invoices from participating suppliers based on the original invoice due date. Suppliers, at their sole discretion, may elect to finance confirmed invoices prior to their scheduled due date at a discounted price with the Company's third-party finance provider. Outstanding obligations related to the Program were not material as of June 30, 2024 and December 31, 2023. These obligations were recorded within Accounts Payable on the Condensed Consolidated Balance Sheets. The Company does not have any assets nor any other forms of guarantees pledged as security to the third-party finance provider as part of the Program.

17. Business Reorganizations

In July 2022, Company management, commenced a systematic multi-phased initiative to significantly reduce costs and integrate the Company's operations, decreasing complexity and focusing on improved performance across Industrial. More specifically, at this time, the Company announced a restructuring program to further reduce costs within the Industrial segment and, more broadly, transform our businesses in response to macroeconomic disruptions. Additional actions were subsequently authorized in October 2022, April 2023 (including Aerospace), September 2023 (including Aerospace), and Q2 2024 (including Aerospace). Management continues to adjust its cost structures to align with market conditions.

2022 Actions

The Company authorized restructuring actions (“2022 Actions”) focused on the consolidation of two manufacturing sites and a number of branch offices and changes in infrastructure to eliminate certain roles across a number of locations in the Industrial segment businesses in July and October 2022. The 2022 Actions resulted in pre-tax charges of $17,986 and $10,328 recorded in 2022 (recorded in second half of 2022) and 2023 (recorded primarily in the first and third quarters of 2023), respectively. Of the aggregate pre-tax charges of $10,328 recorded in 2023, $3,990 were recorded in the first quarter, primarily within Cost of sales in the accompanying Condensed Consolidated Statements of (Loss) Income, and primarily related to $1,593 of accelerated depreciation of assets and $2,397 of transfer of work charges.

During the second quarter of 2024, additional pre-tax charges of $282 related to the 2022 Actions, including $223 primarily related to site consolidation and transfer of work charges, were recorded within Cost of sales, and $59 of expenses were recorded within Selling and administrative expenses in the accompanying Condensed Consolidated Statements of (Loss) Income.

During the first half of 2024, additional pre-tax charges of $2,649 related to the 2022 Actions, including $1,776 primarily related to site consolidation and transfer of work charges, and $724 of accelerated depreciation of assets, were recorded within Cost of sales, and $149 of expenses were recorded within Selling and administrative expenses in the accompanying Condensed Consolidated Statements of (Loss) Income. The Company does not expect any additional costs related to the 2022 Actions to be significant.

A corresponding liability of $365, per below, related to the employee termination costs remained and was included within accrued liabilities as of June 30, 2024.

The following table sets forth the change in the liability for the employee termination benefits related to the 2022 Actions:

December 31, 2023	$538
Payments	(173)
June 30, 2024	$365

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

During the second quarter of 2024, additional pre-tax charges of $1,423 related to the April 2023 Actions, primarily related to $690 of transfer of work charges, were recorded within Cost of sales and $733 of expenses were recorded within Selling and administrative expenses, in the accompanying Condensed Consolidated Statements of (Loss) Income. Of the aggregate charges recorded, $952 was reflected within the results of the Industrial segment and $471 was reflected within the results of the Aerospace segment.

During the first half of 2024, additional pre-tax charges of $2,018 related to the April 2023 Actions, primarily related to $1,160 of transfer of work charges, were recorded within Cost of sales and $858 of expenses were recorded within Selling and administrative expenses, in the accompanying Condensed Consolidated Statements of (Loss) Income. Of the aggregate charges recorded, $1,184 was reflected within the results of the Industrial segment and $834 was reflected within the results of the Aerospace segment.

A corresponding liability of $1,384, per below, related to the employee termination costs remained and was included within accrued liabilities as of June 30, 2024. The Company expects to incur additional costs of approximately $13,000 related to the April 2023 Actions, which are primarily related to transfer of work charges. Of the aggregate, approximately $10,000 and $3,000 relate to the Aerospace and Industrial segments, respectively. The April 2023 Actions are expected to be completed throughout multiple periods, with completion in 2025.

The following table sets forth the change in the liability for the employee termination benefits related to the April 2023 Actions:

December 31, 2023	$6,247
Employee severance and other termination benefits	119
Payments	(4,982)
June 30, 2024	$1,384

September 2023 Actions

In September 2023, the Company authorized restructuring actions (“September 2023 Actions”) including organizational realignment within a Barnes Industrial business and within Barnes Aerospace following the MB Aerospace acquisition. Resulting pre-tax charges of $7,878 were recorded primarily in the third quarter of 2023 related to employee termination costs, primarily employee severance and other termination benefits, which are expected to be paid in cash by the end of 2024. The Company does not expect any additional costs related to the September 2023 Actions to be significant.

A corresponding liability of $175, per below, related to the employee termination costs remained and was included within accrued liabilities as of June 30, 2024.

The following table sets forth the change in the liability for the employee termination benefits related to the September 2023 Actions:

December 31, 2023	$2,736
Employee severance and other termination benefits	(27)
Payments	(2,534)
June 30, 2024	$175

Q2 2024 Actions

In the second quarter of 2024, the Company authorized restructuring actions (“Q2 2024 Actions”) including organizational realignment within the Barnes Aerospace and Industrial segment businesses. Resulting pre-tax charges of $3,231 were recorded related to employee termination costs, primarily employee severance and other termination benefits, which are expected to be paid in cash by the end of 2025 and which were recorded within Selling and administrative expenses in the accompanying Condensed Consolidated Statements of (Loss) Income. Of the aggregate charges recorded, $1,750 was included within the results of the Aerospace segment and $1,481 was included within the results of the Industrial segment. The Company does not expect any additional costs related to the Q2 2024 Actions to be significant.

A corresponding liability of $2,814, per below, related to the employee termination costs remained and was included within accrued liabilities as of June 30, 2024.

The following table sets forth the change in the liability for the employee termination benefits related to the Q2 2024 Actions:

December 31, 2023	$—
Employee severance and other termination benefits	3,231
Payments	(417)
June 30, 2024	$2,814

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

Second Quarter Highlights

On January 9, 2024, the Company entered into a Share and Purchase Asset Agreement ("SPA") with One Equity Partners ("OEP") to sell its Associated Spring™ and Hänggi™ businesses (the "Businesses"). The Company completed the sale of the Businesses to OEP on April 4, 2024. See Note 3 of the Condensed Consolidated Financial Statements for additional discussion related to the divestiture of the Businesses.

The Company reported net sales of $382.2 million in the second quarter of 2024, an increase of $43.2 million or 12.8% from the second quarter of 2023. Organic sales increased by $16.7 million, or 4.9%, including an increase of $9.8 million, or 8.0%, at Aerospace, and an increase of $6.9 million, or 3.2%, at Industrial. The year-over-year increase at Aerospace was driven primarily by volume increases within the Aftermarket businesses, reflecting continued strength in aerospace end markets. The acquisition of MB Aerospace in August 2023 provided incremental sales of $86.1 million within the Aerospace segment during the second quarter of 2024. From an Industrial standpoint, the year-over-year increase was driven by volume increases within the Molding Solutions business and favorable pricing initiatives. The sale of the Businesses reduced sales by $57.6 million during the second quarter of 2024, whereas foreign currencies decreased net sales within the Industrial segment by approximately $2.0 million as the U.S. dollar strengthened against foreign currencies. Operating margins decreased from 7.7% in the 2023 period to (0.6)% in the current period, largely a result of a $53.7 million goodwill impairment charge related to Industrial, $0.7 million of short-term purchase accounting adjustments and $6.1 million of increased amortization costs on other acquired long-term intangible assets (both related to the acquisition of MB Aerospace), partially offset by a $10.2 million pre-tax gain related to the sale of the Businesses. Pre-tax charges related to restructuring and transformation approximated $5.4 million within the current period, compared with $13.9 million in the prior year period.

Impact of Macroeconomic Trends and Management Actions

Certain of the macroeconomic trends that presented challenges across our businesses in 2023, including rising interest rates, inflationary pressures and labor constraints began to stabilize during recent periods, whereas supply chain constraints continue to linger, therefore continuing to impact the performance of the businesses. Management continues to take actions to mitigate the lingering impacts of these events and circumstances and remains proactive in working to address any potential future impacts.

Management has continued to implement pricing actions and drive productivity initiatives with the goal of mitigating these macroeconomic pressures. Management also continues to focus on driving core business execution through revenue growth, margin expansion, and new business development. Management's attention also remains directed towards integrating our existing businesses, consolidating operations and facilities where appropriate, and rationalizing operational costs and investments; all with the goal of improving profitability and return on invested capital. Management is leading a systematic multi-phased initiative to significantly reduce costs and integrate the Company's operations, decreasing complexity and focusing on improved performance across Industrial. More specifically, the Company has announced restructuring programs (see Note 17 of the Condensed Consolidated Financial Statements) to further reduce costs within both segments, in response to changes in macroeconomic factors. Management also continues to evaluate ongoing geopolitical risks for any potential for impacts on the Company's Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Sales

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2024	2023	Change		2024	2023	Change
Aerospace	$218.0	$122.0	$95.9	78.6%	$439.3	$239.3	$200.1	83.6%
Industrial	164.3	217.0	(52.7)	(24.3)%	373.5	435.1	(61.5)	(14.1)%
Total	$382.2	$339.0	$43.2	12.8%	$812.9	$674.3	$138.5	20.5%

The Company reported net sales of $382.2 million in the second quarter of 2024, an increase of $43.2 million from the second quarter of 2023. Organic sales increased by $16.7 million, or 4.9%, including an increase of $9.8 million at Aerospace, combined with an increase of $6.9 million at Industrial. The year-over-year increase at Aerospace was driven by volume increases within the Aftermarket businesses, reflecting ongoing strength within aerospace end markets. The acquisition of MB Aerospace in August 2023 provided incremental sales of $86.1 million within the segment during the second quarter of 2024, impacting both the OEM and Aftermarket businesses. From an Industrial standpoint, the year-over-year increase was driven by volume increases within the Molding Solutions business and favorable pricing initiatives. The sale of the Businesses reduced sales by $57.6 million during the second quarter of 2024, whereas, foreign currencies decreased net sales within the Industrial segment by approximately $2.0 million as the U.S. dollar strengthened against foreign currencies.

The Company reported net sales of $812.9 million in the first half of 2024, an increase of $138.5 million, or 20.5%, from the first half of 2023. Organic sales in the first half of 2024 increased by $29.3 million, driven by an increase of $31.8 million at Aerospace, partially offset by a $2.5 million decrease at Industrial. The increase at Aerospace was driven by sales growth across both businesses. The acquisition of MB Aerospace on August 31, 2023 provided incremental sales of $168.3 million within the Aerospace segment during the first half of 2024. From an Industrial standpoint, the year-over-year decrease was driven by a result of lower volumes within the Force & Motion Control and Automation businesses, partially offset by favorable pricing initiatives. The sale of the Businesses reduced sales by $57.6 million during the second quarter (and first half) of 2024, whereas, foreign currencies decreased net sales within the Industrial segment by approximately $1.7 million as the U.S. dollar strengthened against foreign currencies.

Expenses and Operating Income

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2024	2023	Change		2024	2023	Change
Cost of sales	$258.2	$224.6	$33.6	14.9%	$558.3	$450.9	$107.4	23.8%
% sales	67.5%	66.3%			68.7%	66.9%
Gross profit (1)	$124.0	$114.4	$9.7	8.5%	$254.6	$223.5	$31.1	13.9%
% sales	32.5%	33.7%			31.3%	33.1%
Selling and administrative expenses	$82.7	$88.4	$(5.7)	(6.4)%	$170.4	$174.2	$(3.8)	(2.2)%
% sales	21.6%	26.1%			21.0%	25.8%
Gain on the sale of businesses	$(10.2)	$—	$(10.2)	NM	$(7.1)	$—	$(7.1)	NM
% sales	(2.7)%	—%			(0.9)%	—%
Goodwill impairment charge	$53.7	$—	$53.7	100%	$53.7	$—	$53.7	100%
% sales	14.0%	—%			6.6%	—%
Operating (loss) income	$(2.1)	$26.0	$(28.1)	(108.1)%	$37.6	$49.3	$(11.7)	(23.8)%
% sales	(0.6)%	7.7%			4.6%	7.3%
NM - Not Meaningful
(1) Sales less cost of sales    .

Cost of sales in the second quarter of 2024 increased 14.9% from the second quarter of 2023 and gross profit margin decreased from 33.7% in the second quarter of 2023 period to 32.5% in the second quarter of 2024. Gross profit decreased and gross profit margin increased within Industrial during the second quarter of 2024. Within Industrial, lower volumes within the Force & Motion Control business, driven by the sale of the Businesses, negatively impacted overall gross profit, whereas gross profit margin increased during the second quarter of 2024, primarily as a result of favorable pricing initiatives and Barnes Transformation Office costs saving initiatives. Gross profit increased and gross profit margin decreased within Aerospace during the second quarter of 2024. Within Aerospace, higher volumes within both the OEM and Aftermarket business, driven by the acquisition of MB Aerospace, positively impacted gross profit. Unfavorable productivity and $0.7 million of short-term purchase accounting adjustments related to the acquisition of MB Aerospace negatively impacted both gross profit and gross profit margin within the segment. As well, $0.9 million of pre-tax charges related to restructuring and transformation related actions (aggregate of $5.4 million, including selling and administrative costs) impacted gross profit across the segments. Pre-tax charges impacting gross profit related to restructuring and workforce reduction actions during the comparable three month period of 2023 were $3.0 million (aggregate of $13.9 million). Selling and administrative expenses in the second quarter of 2024 decreased 6.4% from the 2023 period, whereas sales increased by 12.8% between the comparable 2024 and 2023 periods. As a percentage of sales, selling and administrative costs decreased from 26.1% in the second quarter of 2023 to 21.6% in the 2024 period. The decrease in selling and administrative costs as a percentage of sales was primarily driven by an increase in sales and decreased restructuring and transformation related charges in the current period, partially offset by $6.1 million of long-term purchase accounting adjustments related to the acquisition of MB Aerospace, and $0.1 million of shareholder advisory costs. Pre-tax charges impacting selling and administrative expenses related to restructuring and workforce reduction actions were $4.5 million (aggregate of $5.4 million) during the second quarter of 2024 and $10.9 million (aggregate of $13.9 million) during the comparable three month period of 2023. A goodwill impairment charge of $53.7 million within the Automation reporting unit and a $10.2 million pre-tax gain related to the sale of the Businesses were recorded during the second quarter of 2024. Operating results in the second quarter of 2024 resulted in an operating loss of $2.1 million, compared with second quarter operating income of $26.0 million in 2023, whereas operating income (loss) margin decreased from 7.7% to (0.6)% , driven by the items noted above. Excluding the goodwill impairment charge and gain on sale of the Businesses, operating profit and operating margin during the second quarter of 2024 were $41.4 million and 10.8%, respectively.

Cost of sales in the first half of 2024 increased 23.8% from the 2023 period, while gross profit margin decreased from 33.1% in the 2023 period to 31.3% in the 2024 period. Gross profit margins improved at Industrial and declined at Aerospace. Within Industrial, gross profit decreased primarily as a result of lower volumes, primarily driven by the sale of the Businesses, and lower organic sales volumes within the Force & Motion Control and Automation businesses. Gross profit margin improved primarily as a result of pricing actions taken by the businesses and Barnes Transformation Office costs savings initiatives. Within Aerospace, higher volumes within both the OEM and Aftermarket business, driven by the acquisition of MB Aerospace, positively impacted gross profit. Unfavorable productivity and $2.8 million of short-term purchase accounting adjustments related to the acquisition of MB Aerospace negatively impacted both gross profit and gross profit margin within the segment during the first half of 2024. As well, $3.7 million of pre-tax charges related to restructuring and transformation related actions (aggregate of $9.5 million, including selling and administrative costs) impacted gross profit across the segments. Pre-tax charges impacting gross profit related to restructuring and workforce reduction actions during the comparable first half of 2023 were $6.3 million (aggregate of $27.8 million). Selling and administrative expenses in the first half of 2024 decreased 2.2% from the 2023 period, whereas sales increased by 20.5% between the comparable 2023 and 2024 periods. As a percentage of sales, selling and administrative costs decreased from 25.8% in the first half of 2023 to 21.0% in the 2024 period. The decrease in selling and administrative costs as a percentage of sales was primarily driven by an increase in sales and reduced pre-tax charges related to restructuring and transformation related actions, partially offset by $11.5 million of long-term purchase accounting adjustments related to the acquisition of MB Aerospace. Pre-tax charges impacting selling and administrative expenses related to restructuring and workforce reduction actions were $5.8 million (aggregate of $9.5 million) during the second half of 2024 and $21.5 million (aggregate of $27.8 million) during the comparable first half of 2023. Acquisition transaction costs of $3.6 million and $3.3 million of due diligence costs also impacted the first half of 2023. A goodwill impairment charge of $53.7 million within the Automation reporting unit and a $7.1 million pre-tax gain related to the sale of the Businesses were recorded during the second half of 2024. Operating income in the first half of 2024 was $37.6 million, compared with first half operating income of $49.3 million in 2024, and operating income margin decreased from 7.3% in the 2023 period to 4.6% in the 2024 period, primarily driven by the goodwill impairment charge and the additional items noted above. Excluding the goodwill impairment charge and the gain on the sale of the Businesses, operating profit and operating margin during the first half of 2024 were $84.2 million and 10.4%, respectively.

Interest expense

Interest expense increased by $14.3 million in the second quarter of 2024 and by $33.8 million in the first half of 2024 as compared with the prior year periods, primarily a result of a higher average interest rate, given the recapitalization of the Company's debt structure since the prior year period, and higher average borrowings, largely related to the acquisition of MB Aerospace.

Other expense (income), net

Other expense (income), net in the second quarter of 2024 was $(0.8) million compared to $(2.9) million in the second quarter of 2023 and $0.9 million in the first half of 2024 compared to $(1.6) million in the first half of 2023. This increase in expense was primarily driven by a reduction in income from the other components of net periodic benefit costs related to pension and other postretirement benefits.

Income Taxes

The Company's effective tax rate for the first half of 2024 was (402.8)% compared with 21.8% in the first half of 2023 and 51.9% for the full year 2023. The decrease in the effective tax rate in the first half of 2024 as compared with the rate for the full year 2023 is primarily due to the goodwill impairment charge of $53.7 million that was recorded in the second quarter of 2024, which was not tax deductible for book purposes. Excluding the goodwill impairment charge, the effective tax rate for the first half of 2024 was 80.3%. Additional drivers in the effective tax rate in the first half of 2024, as compared with the full year 2023, include $23.7 million of tax expense relating to the sale of the Businesses including $6.8 million of tax expense recorded during the first quarter of 2024 in conjunction with classifying the Businesses as "held for sale" as of March 31, 2024. After the completion of the sale of the Businesses in the second quarter of 2024, the Company recognized the remaining $16.9 million of the tax expense relating to the sale of the Businesses. Other items increasing the 2024 first half income tax rate include the disallowance of certain related party expenses for U.S. tax purposes and an unfavorable earnings mix. The increase is partially offset by an increased benefit from tax holidays, lower transactions costs capitalized for tax and a lower forecasted GILTI tax.

The Aerospace and Industrial segments have a number of multi-year tax holidays in China, Malaysia and Singapore. The tax holiday in China expired at the end of 2023. The Company has re-applied for approval of the potential three-year holiday but does not expect notification of approval of the holiday until the end of 2024. Aerospace was granted an income tax holiday for operations recently established in Malaysia. This holiday commenced effective November 2020 (retroactively) and remains effective for a period of ten years. The Aerospace business was granted additional tax holidays in Singapore under the Pioneer program in the fourth quarter of 2022. This holiday provides reduced tax rates for certain Aerospace programs manufactured at the Singapore location and will continue through December 2025. All of the holidays are subject to the Company meeting certain commitments in the respective jurisdictions.

(Loss) Income and (Loss) Income per Share

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except per share)	2024	2023	Change		2024	2023	Change
Net (loss) income	$(46.8)	$17.4	$(64.2)	(369.8)%	$(44.9)	$30.5	$(75.4)	(247.1)%
Net (loss) income per common share:
Basic	$(0.91)	$0.34	$(1.25)	(367.6)%	$(0.88)	$0.60	$(1.48)	(246.7)%
Diluted	(0.91)	0.34	(1.25)	(367.6)%	(0.88)	0.60	(1.48)	(246.7)%
Weighted average common shares outstanding:
Basic	51.3	51.1	0.3	0.5%	51.3	51.0	0.2	0.5%
Diluted	51.3	51.2	0.1	0.2%	51.3	51.2	0.1	—%

Basic and diluted net income per common share decreased from the three and six months periods ended June 30, 2024 and June 30, 2023 to net losses per common share due to changes from net income to net losses during the periods. Basic and diluted weighted average common shares outstanding were consistent for the periods during the first three and six months of 2023 and were only slightly impacted by the issuance of additional shares for employee stock plans.

Financial Performance by Business Segment

Aerospace

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2024	2023	Change		2024	2023	Change
Sales	$218.0	$122.0	$95.9	78.6%	$439.3	$239.3	$200.1	83.6%
Operating profit	29.3	16.6	12.8	77.0%	60.4	35.3	25.1	71.0%
Operating margin	13.5%	13.6%			13.8%	14.8%

The Aerospace segment reported sales of $218.0 million in the second quarter of 2024, a 78.6% increase from the second quarter of 2023. Excluding MB Aerospace, organic sales increased by 1.3% and 19.0% within the OEM and Aftermarket businesses, respectively, relative to the comparable 2023 period. The acquisition of MB Aerospace provided incremental sales of $86.1 million within the segment during the second quarter of 2024, impacting both the OEM and Aftermarket businesses. The modest year-over-year increase in organic OEM sales was driven primarily by continued demand for our aerospace engine components. The year-over-year increase in organic sales within the Aftermarket Maintenance Repair and Overhaul ("MRO") and spare parts businesses also improved during the during the second quarter of 2024 relative to the comparable period as airline traffic and aircraft utilization have continued to ramp. During the first half of 2024, the Aerospace segment reported sales of $439.3 million, a 83.6% increase from the first half of 2023. Excluding MB Aerospace, organic sales increased by 8.4% and 21.1% within the OEM and Aftermarket businesses, respectively, relative to the comparable 2023 period, driven by volume growth within each of the Aerospace businesses. The acquisition of MB Aerospace provided incremental sales of $168.3 million within the segment during the first half of 2024, impacting both the OEM and Aftermarket businesses. Sales within the segment are largely denominated in U.S. dollars and therefore were not significantly impacted by changes in foreign currency.

Operating profit at Aerospace in the second quarter of 2024 increased 77.0% from the second quarter of 2023 to $29.3 million, largely a result of the contribution of higher organic sales volumes, inclusive of pricing, favorable mix, and the contribution of MB Aerospace sales, partially offset by unfavorable productivity, higher restructuring and transformation related charges, $0.7 million of short-term purchase accounting adjustments (amortization of customer backlog and inventory step-up), and $6.1 million of increased amortization costs for other acquired long-term intangible assets. Pre-tax restructuring charges and transformation related charges in the second quarter of 2024 were $2.2 million as compared to $0.5 million in the prior year period. Operating profit also benefited from the absence of $3.6 million of acquisition related costs incurred in the prior year period. Operating margin decreased from 13.6% in the 2023 period to 13.5% in the 2024 period, largely primarily as a result of the items described above. Operating profit in the first half of 2024 increased 71.0% from the first half of 2023 to $60.4 million, driven by the items described above, including the absence of $3.6 million of acquisition transaction costs, partially offset by $2.8 million of short-term purchase accounting adjustments, $11.5 million of increased amortization costs for other acquired long-term intangible assets, and $1.0 million of shareholder advisory costs allocated to the segment. Pre-tax restructuring charges and transformation related charges in the first half of 2024 were $2.6 million as compared to $2.3 million in the prior year period. Operating margin decreased from 14.8% to 13.8% in the first half of 2024, largely as a result of the MB Aerospace acquisition related cost items noted above.

Outlook:

Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the global economy and are supported by its order backlog through participation in certain strategic commercial and defense-related engine and airframe programs. As noted earlier, the Company completed its acquisition of MB Aerospace during 2023. MB Aerospace represents a strategic fit for Barnes Aerospace, with highly complementary programs, global operations, technical capabilities, and product and service offerings. OEM sales grew in 2024 relative to the comparable 2023 period, as customer aircraft production schedules continue to ramp. The Company expects that the OEM business will see continued strength in demand for its manufactured components for both narrow body and wide body airframes in the long-term. In the near term, the aerospace OEM component manufacturing industry may be pressured by lowered aircraft production rates at Boeing and Airbus and a delayed re-ramp of aircraft production. Supply chain challenges and lower labor productivity will have an impact on the timing of the production recovery. Aerospace management continues to work with customers to evaluate engine and airframe build schedules, giving management the ability to react timely to such changes. Management is working closely with suppliers to align raw material schedules with production requirements.

Management also remains focused on labor and supply chain constraints that continue to impact our business, executing long-term agreements, and expanding our share of production on key programs. Backlog at OEM, including that of the acquired MB

Aerospace business, was $1,505.3 million at June 30, 2024, an increase of 22.0% since December 31, 2023, at which time backlog was $1,233.6 million. Approximately 40% of OEM backlog is expected to be recognized over the next 12 months. The Aerospace OEM business may also be impacted by changes in the content levels on certain platforms, changes in customer sourcing decisions, adjustments to customer inventory levels, labor and commodity availability (including the availability of commodities such as titanium sourced in Russia) and pricing, vendor sourcing capacity and the use of alternate materials. Additional impacts may include the redesign of parts, quantity of parts per engine, cost schedules agreed to under contract with the engine and airframe manufacturers, as well as the pursuit and duration of new programs. Fluctuations in fuel costs, interest rates, and potential changes in regulatory requirements could impact airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the value associated with new fuel-efficient technologies and targets established by airlines to reduce greenhouse gas emissions.

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

The Company remains focused on proactive cost management and improved productivity to mitigate continued pressure on operating profit. The segment continued to take restructuring actions throughout the first half of 2024. Aerospace will continue to explore additional productivity opportunities, including working closely with vendors and customers as it relates to the timing of deliveries and pricing initiatives. Also, management seeks additional opportunities to leverage cost and facility synergies from the integration of our legacy Aerospace business with MB Aerospace. Management also remains focused on growth through strategic investments, acquisitions and new product and process introductions. Driving productivity continues as a key initiative. Operating profit may be impacted by changes in sales volume, mix and pricing, particularly as they relate to the higher profit Aftermarket RSP spare parts business, and investments made in each of its businesses. Operating profits may also be impacted by potential changes in tariffs, trade agreements and trade policies that may affect the cost and/or availability of goods and labor constraints. Costs associated with new product and process introductions, the physical transfer of work to other global regions, additional productivity initiatives and restructuring activities are expected to drive improved operating profit in the longer term, while potentially negatively impacting operating profit in the short-term.

Industrial

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2024	2023	Change		2024	2023	Change
Sales	$164.3	$217.0	$(52.7)	(24.3)%	$373.5	$435.1	$(61.5)	(14.1)%
Operating (loss) profit	(31.5)	9.4	(40.9)	(433.6)%	(22.9)	14.0	(36.8)	(263.7)%
Operating margin	(19.1)%	4.3%			(6.1)%	3.2%

Sales at Industrial were $164.3 million in the second quarter of 2024, a $52.7 million, or 24.3%, decrease from the second quarter of 2023. Organic sales increased by $6.9 million, or 3.2%, during the 2024 period, primarily driven by volume increases within the Molding Solutions business. Foreign currency decreased sales on a year-over-year basis by approximately $2.0 million as the U.S. dollar weakened against foreign currencies. During the first half of 2024, this segment reported sales of $373.5 million, a 14.1% decrease from the first half of 2023. Organic sales decreased by $2.5 million, or 0.6%, during the 2024 period, primarily a result of lower volumes within the Force & Motion Control (formerly Motion Control Solutions) and Automation businesses, partially offset by favorable pricing initiatives. Foreign currency decreased sales by approximately $1.7 million as the U.S. dollar strengthened against foreign currencies. The Company completed the sale of the Businesses on April 4, 2024, reducing sales by $57.6 million during the second quarter of 2024 and first half of 2024 relative to the prior year periods.

Operating profit at Industrial in the second quarter of 2024 decreased from an operating profit of $9.4 million in the second quarter of 2023 to an operating loss of $31.5 million in the second quarter of 2024. The decrease was primarily driven by a $53.7 goodwill impairment charge recorded by the segment partially offset by a $10.2 million pre-tax gain related to the sale of the Businesses (see Note 3 to the Condensed Consolidated Financial Statements). Excluding the goodwill impairment charge and the pre-tax gain related to the sale of the Businesses, operating profit was $12.0 million during the second quarter of 2024. Operating results were also driven by lower pre-tax charges related to restructuring and transformation related actions recorded by the segment in the second quarter of 2024, partially offset by the reduced profit contribution from the divestiture of the Businesses. More specifically, operating results were impacted by $3.2 million of pre-tax restructuring and transformation related charges during the current period, as compared with $13.4 million of such costs during the prior year period. Favorable pricing and Barnes Transformation Office costs saving initiatives (described further below) also provided benefit to Industrial during the second quarter of 2024. Operating margin decreased from 4.3% in the 2023 period to (19.1)% in the 2024 period, primarily as a result of the items describe above. Excluding the goodwill impairment charge and pre-tax gain related to the sale of the Businesses, Industrial operating margin during the second quarter of 2024 was 7.3%. The operating loss in the first half 2024 was $22.9 as compared to operating profit in the first half of 2023 of $14.0 million, also driven by the $53.7 goodwill impairment charge and the $7.1 million pre-tax gain related to the sale of the Businesses. Lower pre-tax restructuring and transformation related charges also impacted operating profit in the second half of 2024. Pre-tax restructuring and transformation related charges during the comparable first half of 2024 were $6.9 million as compared to $25.5 million incurred in the first half of 2023. These benefits were partially offset by $1.0 million of shareholder advisory costs that were allocated to the segment during the 2024 period. Operating margin decreased from 3.2% in the 2023 period to (6.1)% in the 2024 period, primarily a result of the items described above. Excluding the goodwill impairment charge and the pre-tax gain related to the sale of the Businesses, Industrial operating margin during the first half of 2024 was 6.4%.

Outlook:

At Industrial, management remains focused on generating organic sales growth through additional sales and marketing resources and expanded go-to-market strategies to leverage the Company's full product portfolio across customers and global industrial end-markets. Our business remains impacted by continuing headwinds including inflation and China weakness. In the second quarter, orders in China improved both year-over-year and sequentially as commercial actions taken in that market begin to gather momentum. From a macro environment standpoint, the manufacturing Purchasing Managers' Index ("PMI") ended the quarter above 50 in the United States and China, while Europe ended the quarter below 50. Management closely monitors the impact of pricing changes and lead times on raw materials and freight, given the continued ongoing pressure of supply chain constraints. Following the April 2024 sale of the Businesses that serve the automotive component manufacturing end market, the outlook for global automotive production will not be as meaningful a metric moving forward. Orders for the remaining Force & Motion Control business were favorable in general industrial and tool & die markets. At our Molding Solutions business, orders for our multi-cavity molds declined year-over-year relative to a strong quarter a year ago. Orders for our automotive hot runners improved driven by our commercial actions in China. Sales volumes at certain of our businesses is dependent upon the need for equipment used in plastic injection molding markets, which may be significantly influenced by the demand for plastic products, the capital investment needs of companies in the plastic injection molding and plastics processing industries, changes in technological advances and changes in laws or regulations such as those related to single-use plastics, product and packaging composition and recycling. Automation orders improved on a year over-year basis, though we continue to see soft industry fundamentals. To the extent that the U.S. dollar fluctuates relative to other foreign currencies, our sales may be impacted relative to the prior year periods. The relative impact on operating profit is not expected to be as significant as the impact on sales as most of our businesses have expenses primarily denominated in local currencies, where their revenues reside, however operating margins may be impacted. Management is focused on sales growth through customer engagement, innovation and expanding geographic reach. Strategic investments in new technologies, manufacturing processes and product development are expected to provide benefits over the long term, and management continues to evaluate such opportunities.

The Company is focused on the proactive management of costs to increase competitiveness and productivity, and to mitigate the ongoing impacts of the current macroeconomic environments, including the continuing risks of supply chain constraints and broad-based inflation on operating profit. The Company continues to manage its cost structure to align with the intake of orders and sales given remaining uncertainty within certain end-markets. In 2022, management commenced a systematic multi-phased restructuring initiative (the "Actions") to significantly reduce costs and integrate the Company's operations, decreasing complexity and focusing on improved performance across Industrial. More specifically, the Company has announced restructuring programs (see Note 17 of the Condensed Consolidated Financial Statements) to further reduce costs primarily within the Industrial segment, in response to the macroeconomic disruptions. These actions include organizational realignment including elimination of certain roles across several locations.

During 2023, we formed the Barnes Transformation Office to enable a more agile, responsive organization using standard tools, processes and systems. We are currently executing numerous transformation initiatives that support the acceleration of growth and profitability. We are advancing our manufacturing facility optimization through footprint rationalization with plant closures in Molding Solutions, Force & Motion Control and several smaller underperforming technology and service centers in the Automation business. Management will continue to explore opportunities for additional cost savings, while working closely with vendors and customers as it relates to the timing of deliveries and pricing initiatives. Operating profit may continue to be impacted by changes in sales volume, mix and pricing, inflation, labor costs, utility cost, and the levels of investments in growth and innovation that are made within each of the Industrial businesses. Operating profit may also be impacted by enactment of or changes in tariffs, trade agreements and trade policies that may affect the cost, lead times and/or availability of goods, including but not limited to, steel and aluminum. Costs associated with new product and process introductions, restructuring and other cost initiatives, and strategic investments may negatively impact operating profit.

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

The Company believes that its ability to generate cash from operations in excess of its internal operating needs is one of its financial strengths. Management continues to focus on cash flow and working capital management, and anticipates that operating activities in 2024 will generate sufficient cash to fund operations. See additional discussion regarding currently available debt facilities below. The Company continues to invest within its businesses, with its estimate of 2024 capital spending to approximate $60 million.

On June 5, 2023, the Company entered into the Agreement with MB Aerospace Group Holdings Limited, a Cayman Islands limited company (the "Agreement"). In connection with entry into the Agreement, on June 5, 2023, the Company entered into the Second Amendment (the “Second Amendment”) to Note Purchase Agreement and Amendment No. 2 ("Amendment No. 2") to Unsecured Credit Agreement to facilitate the the acquisition of MB Aerospace Holdings Inc., a Delaware corporation (“MB Aerospace”), along with such entity’s subsidiaries (the “Transaction”), as well as a commitment letter with Bank of America, N.A. and BofA Securities, Inc. (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties agreed to provide, subject to the satisfaction of customary closing conditions contained therein, a $1,000.0 million backstop senior secured revolving credit facility and a $700.0 million senior secured 364-day bridge loan facility ("Bridge Loan Facility"). The Bridge Loan Facility was only intended to be drawn to the extent that the Company did not obtain alternative financing prior to the closing of the Transaction. The Company expensed fees of $9.5 million in conjunction with the Bridge Loan Facility and $1,000.0 million backstop senior secured revolving credit facility into interest expense on the Consolidated Statements of (Loss) Income in the year ended December 31, 2023. On August 31, 2023 (the “Acquisition Date”), pursuant to the terms of the Agreement, the Company completed the Transaction for an aggregate purchase price of $728.4 million, subject to customary and specified closing adjustments, as set forth in the Agreement. Concurrently, the Company entered into a new Credit Agreement (the “Credit Agreement”) among the Company and certain of its subsidiaries, the issuing banks, lenders and other parties party thereto, and Bank of America, N.A., as administrative agent, as collateral agent and as swingline lender, which provides for senior secured financing of $1,650.0 million, consisting of a term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $650.0 million, with an original issue discount of $4.9 million, and a revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Facilities”) in an aggregate principal amount of up to $1,000.0 million, including a letter of credit sub-facility of up to $50.0 million. Proceeds of the loans borrowed under the Senior Facilities on the Acquisition Date, net of a 0.75% original issue discount on the Term Loan Facility, were used to fund, in part, the transactions contemplated by the Agreement, including the consummation of the Transaction, the repayment in full of the Notes, and to pay related fees and expenses. As of the Acquisition Date, the Revolving Credit Facility had outstanding borrowings in an aggregate principal amount of approximately $698.0 million. Proceeds of any loans under the Revolving Credit Facility borrowed after the Acquisition Date will be used for general corporate purposes. The Company paid fees and expenses of $3.1 million in conjunction with executing the Revolving Credit Facility. Such fees have been deferred within Other Assets on the Consolidated Balance Sheets and will be amortized into interest expense on the Consolidated Statements of Income through the maturity of the Credit Agreement with the previously recorded debt issuance costs. The Company incurred $8.3 million of debt issuance costs in conjunction with executing the Term Loan Facility. Such fees have been recorded as a direct deduction from the carrying amount of the Term Loan Facility and will be amortized into interest expense on the Consolidated Statements of (Loss) Income through the maturity of the Term Loan Facility. Cash used to pay these fees was recorded through financing activities on the Consolidated Statements of Cash Flows. On August 31, 2023, in connection with the Credit Agreement and the closing of the Transaction, the Bridge Loan Facility was terminated.

On March 19, 2024, the Company entered into a Refinancing Amendment (“Amendment No. 2”) to the Credit Agreement which replaced the outstanding principal amount of term loans under the Term Loan Facility (the “Existing Term Loans”) with an equal amount of new term loans (the “New Term Loans”) having substantially similar terms as the Existing Term Loans, except with respect the interest rate applicable to the New Term Loans and certain other provisions. The interest rate margin applicable to the New Term Loans was reduced to 1.50%, in the case of ABR loans, and 2.50%, in the case of Term SOFR loans (with the Term SOFR floor remaining at 0.0%). The interest rate margin applicable to the Existing Term Loans was 2.00%, in the case of ABR loans, and 3.00%, in the case of Term SOFR loans. In addition, the Term SOFR adjustment applicable to the New Term Loans was reduced to 0.00%. The Term SOFR adjustment applicable to the Existing Term Loans was 0.10%. The Company recorded fees of $1.6 million in conjunction with Amendment No. 2 within interest expense on the Condensed Consolidated Statements of (Loss) Income in the three months ended March 31, 2024.

The Senior Facilities are guaranteed by each of the Company’s wholly owned domestic subsidiaries and are secured by substantially all assets of the Company and of each subsidiary guarantor, in each case subject to certain exceptions.

Borrowings under the Senior Facilities bear interest at a rate per annum equal to, at the Company’s option, either Term SOFR (subject to a 0.00% floor) or an alternate base rate ("ABR"), in each case plus an applicable margin of (i) in the case of borrowings under the Term Loan Facility, 2.50% for Term SOFR loans and 1.50% for ABR loans and (ii) in the case of borrowings under the Revolving Credit Facility, initially, 2.375% for Term SOFR loans and 1.375% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility varies depending on the Company’s total net leverage ratio. At June 30, 2024, the applicable margin for borrowings under the Revolving Credit Facility was 2.125%. The Company is also required to pay a commitment fee initially equal to 0.35% per annum to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The commitment fee under the Revolving Credit Facility varies depending on the Company’s total net leverage ratio. At June 30, 2024, the commitment fee under the Revolving Credit Facility was 0.30%.

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

The Revolving Credit Facility requires that the Company maintain a maximum Total Net Leverage Ratio, as defined in the Credit Agreement, initially of 5.50 to 1.00 as of the last day of each fiscal quarter for which financials have been (or were required to be) delivered, commencing with the first full fiscal quarter after the Acquisition Date, stepping down to 4.00 to 1.00 over time. The Total Net Leverage Ratio is 5.00 to 1.00 for the quarter ended June 30, 2024 thus limiting the available credit to $418.9 million. For material acquisitions in certain circumstances, such ratio may be increased by up to 0.50 to 1.00. The actual ratio, as defined, was 3.48 as of June 30, 2024. The Revolving Credit Facility also requires that the Company not permit the Interest Coverage Ratio as of the last day of any test period to be less than 3.00 to 1.00. The actual ratio, as defined, was 3.83 as of June 30, 2024. At June 30, 2024, the Company was in compliance with all applicable covenants.

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

On January 9, 2024, the Company entered into a Share Purchase and Asset Agreement ("SPA") with One Equity Partners ("OEP") to sell its Associated Spring™ and Hänggi™ businesses (the "Businesses") for $175.0 million, subject to certain adjustments. These businesses operate within Force & Motion Control business (formerly the Motion Control Solutions business). See Note 3 of the Condensed Consolidated Financial Statements for additional disclosure related to the sale of the Businesses that closed in April 2024, with the proceeds being used to repay debt.

The Company did not repurchase any shares of the Company's common stock during the first six months of 2024 or 2023. Management will continue to evaluate additional repurchases based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. See "Part II - Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds".

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the Credit Agreement and currently expects that its bank syndicate, comprised of 10 banks, will continue to support its Revolving Credit Facility, which matures in August 2028. At June 30, 2024, the Company had $421.5 million unused and available for borrowings under its $1,000.0 million Revolving Credit Facility. At June 30, 2024, additional borrowings of $418.9 million of Total Debt would have been allowed under the financial covenants. The Company intends to use borrowings under its Revolving Credit Facility to support the Company's ongoing growth initiatives. While the Company continues to evaluate potential acquisition targets, it is now more narrowly assessing acquisitions, primarily with Aerospace, as evidenced by the consummation of the Transaction on August 31, 2023. Management remains focused on driving core business execution and financial performance via the planned integration and consolidation actions described above. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements. See additional discussion above related to the Transaction and the Credit Agreement. The Company maintains communication with its bank syndicate as it continues to monitor its cash requirements.

The Company had $6.5 million of borrowings under short-term bank credit lines at June 30, 2024.

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

On July 19, 2023, the Company entered into an interest rate swap agreement (the "Euribor Swap") with one bank that commenced on July 31, 2023, which converts the interest on €150.0 million of the Company's Euribor-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 3.257% plus the borrowing spread. Under the Euribor Swap, €50.0 million will expire on July 31, 2026, with the remaining balance of €100.0 million expiring July 31, 2028. On September 12, 2023, the Company entered into six additional interest rate swap agreements (the "2023 Swaps") with six different banks that commenced on September 29, 2023, which convert the interest on $600.0 million of the Company's one-month SOFR-based borrowings from a variable rate plus the borrowing spread to a blended fixed rate of 4.321% plus the borrowing spread. Under the 2023 Swaps, $50.0 million will expire on August 31, 2026, $100.0 million will expire on August 31, 2027, $200.0 million will expire on August 31, 2028, $50.0 million will expire on August 31, 2029 and the remaining balance of $200.0 million will expire on August 31, 2030. The execution of the interest rate swap agreements in 2023 did not have a material impact on our business, financial condition, results of operations or cash flow. These interest rate swap agreements (the "Swaps") are accounted for as cash flow hedges. At June 30, 2024, the Company's total borrowings were comprised of 71% fixed rate debt and 29% variable rate debt. At December 31, 2023, the Company's total borrowings were comprised of 67% fixed rate debt and 33% variable rate debt.

At June 30, 2024, the Company held $65.9 million in cash and cash equivalents, the majority of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions and, on a long-term basis, are expected to primarily fund international investments.

Cash Flow

	Six Months Ended June 30,
(in millions)	2024	2023	Change
Operating activities	$3.1	$42.5	$(39.4)
Investing activities	116.7	(22.2)	138.9
Financing activities	(143.1)	(24.1)	(119.0)
Exchange rate effect	(2.8)	(0.5)	(2.3)
(Decrease) increase in cash, cash equivalents and restricted cash	$(26.1)	$(4.3)	$(21.9)

Operating activities provided $3.1 million in the first six months of 2024 as compared to $42.5 million in the first six months of 2023. The 2024 period included a use of cash for working capital of $32.3 million, with $23.0 million reflecting growth in inventories, compared to the 2023 period, which included a use of cash for working capital of $30.1 million, with $9.7 million reflecting continued growth in inventories. Operating cash flows in the 2024 period were also impacted by divestiture-related tax payments and higher outflows related to severance payments, incentive compensation and an increase in contract assets, whereas operating cash flows in the 2023 period benefited from higher inflows related to advanced payments from customers.

Investing activities provided $116.7 million in the first six months of 2024 and used $22.2 million in the first six months of 2023. Investing activities in the 2024 period primarily included capital expenditures of $29.9 million compared to $21.6 million in the 2023 period. Investing activities in the current period also included inflows of $0.2 million related to the MB Aerospace Acquisition (post-closing adjustments) and inflows of $146.0 million of proceeds related to the sale of the Businesses. The Company expects capital spending in 2024 to approximate $60 million.

Financing activities in the first six months of 2024 included a net decrease in borrowings of $116.6 million compared to a net decrease in borrowings of $3.9 million in the comparable 2023 period. Total cash used to pay dividends was also $16.2 million in both periods. Financing cash flows during the first six months of 2024 and 2023 also included $10.0 million of payments and $1.2 million of proceeds, respectively, resulting from the settlement of foreign currency hedges related to intercompany financing.

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

Critical Accounting Policies

Goodwill and Indefinite-Lived Intangible Assets: Goodwill and indefinite-lived intangible assets are subject to impairment testing annually or earlier if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. Management completes the Company's annual impairment assessments during the second quarter of each year as of April 1. The Company utilizes the option to first assess qualitative factors to determine whether it is necessary to perform the Step 1 quantitative goodwill impairment test in accordance with the applicable accounting standards. Under the qualitative assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, overall reporting unit performance and events directly affecting a reporting unit. If the Company determines that the Step 1 quantitative impairment test is required, management estimates the fair value of the reporting unit using a discounted cash flow model (a form of the income approach), a market approach, or both. Inherent in management’s development of cash flow projections under the income approach are assumptions and estimates, including those related to future earnings and growth rates and the weighted average cost of capital. Pursuant to the market approach, management considers readily available market information, including comparable public company earnings multiples relative to the performance of the Company's businesses. The Company compares the fair value of the reporting unit with the carrying value of the reporting unit. If the fair values were to fall below the carrying values, the Company would recognize a non-cash impairment charge to income from operations for the amount by which the carrying amount of any reporting unit exceeds the reporting unit’s fair value, assuming the loss recognized does not exceed the total amount of goodwill for the reporting unit.

During the second quarter, management completed the Company's annual impairment assessment of goodwill as of April 1, 2024. Based on qualitative assessments, management concluded that it was not more likely than not that the fair value of each of the Company’s reporting units was below its respective carrying value, except for the Automation reporting unit. Therefore, management performed a Step 1 quantitative assessment for the Automation reporting unit. In estimating the fair value of the Automation reporting unit, management evaluated readily available end market information, including earnings multiples, from comparable public companies that also operate within the automation sector. Management’s assessment resulted in a non-cash goodwill impairment charge of $53.7 million related to the Automation reporting unit as the estimated fair value of the reporting unit declined below its carrying value. The reduction of fair value was primarily the result of lower projections for the reporting unit, consistent with a reduction of forecasted growth trends within the broader automation market. A decline in projections was largely due to uncertainty in the broader industrial manufacturing markets, partially restricting the significant capital expenditures required for such investments in automation. A significant level of reliance on the automotive sector and corresponding delays in model change releases, more specifically, also negatively impacted the fair value of the Automation reporting unit. The goodwill impairment charge was recorded during the three-month period ended June 30, 2024. The Company also completed its annual impairment testing of its indefinite-lived intangible assets, in the second quarter of 2024 and determined that there were no impairments.

Many of the factors used in estimating fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company-specific and overall economic conditions, including the impacts of inflationary pressures, increased interest rates and global supply chain constraints, amongst others. Estimating the fair value of individual reporting units also requires that management make continued assumptions and estimates regarding future plans and strategies, in addition to the consideration of economic, geopolitical and regulatory conditions. Management’s quantitative assessment included a detailed review of comparable peer group data of companies that operate within similar end markets of our respective reporting units. Management is also focused on the potential impacts of current and projected market conditions from a market participant’s perspective on reporting units’ projected cash flows, growth rates and cost of capital. In the event there are future adverse changes in market/sector trends, comparable public company earnings multiples, estimated future cash flows and/or changes in key assumptions, including but not limited to discount rates, revenue growth or margins, and/or terminal growth rates, we may be required to record additional non-cash impairment charges to Automation goodwill. Following the June 2024 goodwill impairment, there is no excess of reporting unit fair value over the carrying amount, as the carrying value was reduced to fair value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to such risk during the six months ended June 30, 2024.

Item 4. Controls and Procedures

Management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. We completed the acquisition of MB Aerospace on August 31, 2023. In accordance with applicable SEC guidance, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include MB Aerospace as it was not practical to do so given the date of acquisition. MB Aerospace's total assets excluded from the scope of our assessment represent approximately 8% of the related consolidated assets as of June 30, 2024. MB Aerospace's total net sales excluded from the scope of our assessment represent approximately 23% and 21% of consolidated total net sales for the three and six months ended June 30, 2024, respectively. Based upon, and as of the date of, that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, and designed to provide reasonable assurance that the information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's second quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
April 1-30, 2024	1,030		$35.45	—	3,404,000
May 1-31, 2024	530		$38.54	—	3,404,000
June 1-30, 2024	340		$37.94	—	3,404,000
Total	1,900	(1)	$36.76	—

(1)All acquisitions of equity securities during the second quarter of 2024 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Refer to the Exhibit Index immediately following this page.

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended June 30, 2024

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

Barnes Group Inc.
(Registrant)

Date:	July 31, 2024	/s/ JULIE K. STREICH
Julie K. Streich
Senior Vice President, Finance
Chief Financial Officer
(Principal Financial Officer)

Date:	July 31, 2024	/s/ MARIAN ACKER
Marian Acker
Vice President, Controller
(Principal Accounting Officer)