Form 10-Q
period 2024-09-30
BARNES GROUP INC
filed 2024-10-29
CIK 9984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
The registrant had outstanding 50,940,019 shares of common stock as of October 23, 2024.

Barnes Group Inc.
Index to Form 10-Q
For the Quarterly Period Ended September 30, 2024

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$387,794	$360,988	$1,200,664	$1,035,329

Cost of sales	259,402	253,490	817,686	704,358
Selling and administrative expenses	84,920	97,508	255,314	271,688
Costs (gain) related to the sale of businesses	1,651	—	(5,420)	—
Goodwill impairment charge	—	—	53,694	—
	345,973	350,998	1,121,274	976,046
Operating income	41,821	9,990	79,390	59,283

Interest expense	19,573	22,792	65,216	34,612
Other expense (income), net	517	(874)	1,367	(2,427)
Income (loss) before income taxes	21,731	(11,928)	12,807	27,098
Income taxes	23,875	9,802	59,824	18,318
Net (loss) income	$(2,144)	$(21,730)	$(47,017)	$8,780

Per common share:
Basic	$(0.04)	$(0.43)	$(0.92)	$0.17
Diluted	(0.04)	(0.43)	(0.92)	0.17

Weighted average common shares outstanding:
Basic	51,302,818	51,057,979	51,276,280	51,033,181
Diluted	51,302,818	51,057,979	51,276,280	51,223,978

See accompanying notes.

BARNES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(2,144)	$(21,730)	$(47,017)	$8,780
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on hedging activities, net of tax (1)	(18,515)	814	(6,423)	663
Foreign currency translation adjustments, net of tax (2)	54,206	(14,282)	5,464	(10,146)
Defined benefit pension and other postretirement benefits, net of tax (3)	(163)	539	5,684	10,810
Total other comprehensive income (loss), net of tax	35,528	(12,929)	4,725	1,327
Total comprehensive (loss) income	$33,384	$(34,659)	$(42,292)	$10,107

(1) Net of tax of $(6,824) and $255 for the three months ended September 30, 2024 and 2023, respectively, and $(2,154) and $218 for the nine months ended September 30, 2024 and 2023, respectively.

(2) Net of tax of $0 for each of the three and nine month periods ended September 30, 2024 and 2023.

(3) Net of tax of $32 and $113 for the three months ended September 30, 2024 and 2023, respectively, and $2,733 and $3,741 for the nine months ended September 30, 2024 and 2023, respectively.

See accompanying notes.

BARNES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$80,675	$89,827
Accounts receivable, less allowances (2024 - $6,732; 2023 - $7,258)	327,063	353,923
Inventories	353,230	365,221
Prepaid expenses and other current assets	105,763	97,749
Total current assets	866,731	906,720

Deferred income taxes	8,289	10,295

Property, plant and equipment	858,051	1,031,495
Less accumulated depreciation	(506,316)	(628,798)
	351,735	402,697

Goodwill	1,081,960	1,183,624
Other intangible assets, net	655,927	706,471
Other assets	110,390	98,207
Total assets	$3,075,032	$3,308,014

Liabilities and Stockholders' Equity
Current liabilities
Notes and overdrafts payable	$506	$16
Accounts payable	142,571	164,264
Accrued liabilities	226,637	221,462
Long-term debt - current	9,765	10,868
Total current liabilities	379,479	396,610

Long-term debt	1,135,162	1,279,962
Accrued retirement benefits	36,540	45,992
Deferred income taxes	117,010	120,608
Long-term tax liability	7,400	21,714
Other liabilities	94,955	80,865

Commitments and contingencies (Note 17)
Stockholders' equity
Common stock - par value $0.01 per share Authorized: 150,000,000 shares Issued: at par value (2024 - 64,788,605 shares; 2023 - 64,600,635 shares)	648	646
Additional paid-in capital	548,462	537,948
Treasury stock, at cost (2024 - 13,950,200 shares; 2023 - 13,914,076 shares)	(533,806)	(532,415)
Retained earnings	1,479,586	1,551,213
Accumulated other non-owner changes to equity	(190,404)	(195,129)
Total stockholders' equity	1,304,486	1,362,263
Total liabilities and stockholders' equity	$3,075,032	$3,308,014

See accompanying notes.

BARNES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net (loss) income	$(47,017)	$8,780
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	89,837	79,196
Gain on disposition of property, plant and equipment	(9)	(202)
Stock compensation expense	10,530	8,121
Non-cash goodwill impairment charge	53,694	—
Gain on sale of businesses	(3,894)	—
Changes in assets and liabilities, net of the effects of acquisition and divestiture:
Accounts receivable	(4,587)	(5,273)
Inventories	(21,481)	(8,699)
Prepaid expenses and other current assets	(11,629)	5,367
Accounts payable	(4,641)	(11,629)
Accrued liabilities	5,510	22,437
Deferred income taxes	683	(3,541)
Long-term retirement benefits	(12,364)	(13,096)
Long-term tax liability	(9,972)	(13,029)
Other	5,090	2,541
Net cash provided by operating activities	49,750	70,973

Investing activities:
Proceeds from disposition of property, plant and equipment	223	6,990
Proceeds from the sale of businesses, net of cash sold	160,869	—
Capital expenditures	(41,822)	(37,405)
Business acquisitions, net of cash acquired	159	(718,782)
Other	—	(921)
Net cash provided (used) by investing activities	119,429	(750,118)

Financing activities:
Net change in other borrowings	242	(167)
Payments on long-term debt	(321,318)	(268,580)
Proceeds from the issuance of long-term debt	170,000	1,006,333
Payments of debt issuance costs	—	(11,341)
Proceeds from the issuance of common stock	176	277
Dividends paid	(24,361)	(24,302)
Withholding taxes paid on stock issuances	(1,391)	(857)
Cash settlement of foreign currency hedges related to intercompany financing	(1,070)	(6,346)
Other	(232)	(2,625)
Net cash (used) provided by financing activities	(177,954)	692,392

Effect of exchange rate changes on cash flows	(2,590)	(2,190)
(Decrease) increase in cash, cash equivalents and restricted cash	(11,365)	11,057
Cash, cash equivalents and restricted cash at beginning of period	92,040	81,128
Cash, cash equivalents and restricted cash at end of period	80,675	92,185
Less: Restricted cash, included in Prepaid expenses and other current assets	—	(2,145)
Cash and cash equivalents at end of period	$80,675	$90,040

See accompanying notes.

BARNES GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts included in the notes are stated in thousands except per share data)
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet and the related Condensed Consolidated Statements of (Loss) Income, Comprehensive (Loss) Income and Cash Flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Financial Statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2023 has been derived from the 2023 financial statements of Barnes Group Inc. (the "Company"). For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair statement of the results, have been included. Operating results for the three and nine month periods ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Recently Issued Accounting Standards

In November 2023, the FASB amended its guidance related to segment reporting requirements. The amended guidance serves to improve segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amended guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The guidance requires application on a retrospective basis to all periods presented. The adoption of this amended guidance is expected to impact the Company's segment disclosures with no material impact on the Company's Consolidated Financial Statements.

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

The Company acquired MB Aerospace for an aggregate purchase price of $728,448, which includes post-closing adjustments under the terms of the Stock Purchase Agreement. The Company paid $718,623, net of $9,825 of cash acquired, in cash, using cash on hand and borrowings under the Company’s $1,000,000 Revolving Credit Facility and its $650,000 Term Loan Facility (see Note 10).

During the three months ended September 30, 2023, the Company incurred $17,423 of acquisition-related costs related to the acquisition of MB Aerospace. These transaction costs have been recognized in the Company's Condensed Consolidated Statements of (Loss) Income, of which $7,817 was recognized as selling and administrative expenses and of which $9,606 primarily relating to the bridge loan facility financing was recognized as Interest expense (see Note 10).

During the nine months ended September 30, 2023, the Company incurred $22,711 of acquisition-related costs related to the acquisition of MB Aerospace. These costs include $1,729 of due diligence costs and $20,982 of transaction costs to complete the acquisition. These transaction costs have been recognized in the Company's Condensed Consolidated Statements of (Loss) Income, of which $13,105 was recognized as selling and administrative expenses and of which $9,606 primarily relating to the bridge loan facility financing was recognized as Interest expense (see Note 10).

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

Fair Value of Assets Acquired and Liabilities Assumed

The Company accounted for the MB Aerospace acquisition as a business combination. The identifiable assets acquired and liabilities assumed are recorded at their preliminary fair values as of the Acquisition Date, inclusive of subsequent purchase price adjustments, and are consolidated into the Company’s condensed consolidated financial statements. The assignment of fair market value requires significant judgments regarding the estimates and assumptions used to value the acquired assets and liabilities assumed. In determining the fair values of the assets acquired and liabilities assumed, the Company utilized the cost, income and market approaches from the perspective of a market participant. The Company used third party valuation professionals to aid in the determination of the estimated fair value of certain assets acquired and liabilities assumed.

The following table summarizes the fair values for each major class of assets acquired, net of cash acquired, and liabilities assumed at the Acquisition Date, inclusive of subsequent purchase price adjustments:

Accounts receivable	$48,863
Inventories	77,914
Prepaid expenses and other current assets	18,093
Property, plant and equipment	76,363
Goodwill	328,361
Other intangible assets	320,000
Other Assets	10,627
Total Assets Acquired	880,221

Accounts payable	(21,826)
Accrued liabilities	(37,260)
Deferred income taxes	(83,480)
Other liabilities	(9,609)
Debt assumed	(9,423)
Total Liabilities Assumed	(161,598)
Net Assets Acquired	$718,623

The Company recorded the fair values of the assets acquired and liabilities assumed of MB Aerospace as of August 31, 2023. Fair values are inclusive of purchase price adjustments that were made subsequent to the acquisition date.

Goodwill represents the excess of the purchase consideration over the fair value of the underlying acquired net tangible and intangible assets. Goodwill has been allocated to the Company’s Aerospace segment. None of the recognized goodwill from the acquisition of MB Aerospace is expected to be deductible for income tax purposes. In connection with the acquisition, the Company recorded $328,361 of goodwill and $320,000 of intangible assets. See Note 9.

The Other intangible assets in the table above consist of backlog, developed technology, and customer relationships, which are amortized over their respective estimated useful lives (see Note 9).

Supplemental Pro Forma Information

The following table reflects the unaudited pro forma operating results of the Company for the three and nine months ended September 30, 2023, which give effect to the acquisition of MB Aerospace as if it had occurred on January 1, 2022. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2022, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and MB Aerospace adjusted for certain items including depreciation and amortization expense associated with the assets acquired and the Company’s expense related to financing arrangements, with the related tax effects.

The unaudited pro forma combined condensed financial information has been prepared using the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”).

The pro forma information does not include the effects of any synergies or cost reduction initiatives related to the acquisition.

	Three months ended September 30,	Nine months ended September 30,
	2023	2023
Net sales	$416,088	$1,249,129
Net (loss) income	(5,013)	6,701

The unaudited pro forma combined condensed financial information during the three and nine month periods ended September 30, 2023 were adjusted to include:

a.Depreciation and Amortization - Adjustment of $(4,490) and $481 for the three and nine months ended September 30, 2023, respectively, to reflect the adjustment to property, plant, and equipment depreciation and amortization expense from the acquired backlog, developed technology and customer relationships.

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

4. Divestiture

On January 9, 2024, the Company entered into a Share and Asset Purchase Agreement (as amended, the "SPA") with One Equity Partners ("OEP") to sell its Associated Spring™ and Hänggi™ businesses (the "Businesses") for $175,000, subject to certain adjustments (the "Sale"). The Businesses operated within the Company's Force & Motion Control (formerly Motion Control Solutions) business. Pursuant to the required accounting guidance, as of March 31, 2024, the Company allocated $58,900 of goodwill from the Force & Motion Control reporting unit to the Businesses based on the estimated relative fair values of the Businesses to be disposed of and the portion of the reporting unit that will be retained.

The Company completed the Sale of the Businesses to OEP on April 4, 2024. Gross proceeds received were $173,435. The Company yielded net cash proceeds of $160,869 after consideration of cash sold and transaction costs. The Company recorded additional transaction costs associated with the sale of the Businesses of $1,651 during the three month period ended September 30, 2024, with $1,042 reflected within Accounts payable as of September 30, 2024. The final amount of proceeds from the Sale is subject to post closing adjustments. The Company recorded a gain on the sale of the Businesses of $3,894 ($5,420 through operating profit) during the nine month periods ended September 30, 2024. Resulting tax charges of $0 and $23,688, were recognized during the three and nine month periods ended September 30, 2024, respectively. The Company utilized the proceeds from the Sale to reduce outstanding debt.

5. Revenue

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

The following table presents the Company's revenue disaggregated by products and services, and geographic regions, by segment:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Aerospace	Industrial	Total Company	Aerospace	Industrial	Total Company
Products and Services(A)
Aerospace Original Equipment Manufacturing Products	$137,806	$—	$137,806	$97,994	$—	97,994
Aerospace Aftermarket Products and Services	94,128	—	94,128	58,096	—	58,096
Force & Motion Control Products	—	40,284	40,284	—	91,442	91,442
Molding Solutions Products	—	101,750	101,750	—	99,428	99,428
Automation Products	—	13,826	13,826	—	14,028	14,028
	$231,934	$155,860	$387,794	$156,090	$204,898	$360,988

Geographic Regions (B)
Americas	$150,950	$54,476	$205,426	$106,608	$89,574	$196,182
Europe	47,861	64,782	112,643	29,708	74,777	104,485
Asia	29,307	35,932	65,239	17,213	38,738	55,951
Rest of World	3,816	670	4,486	2,561	1,809	4,370
	$231,934	$155,860	$387,794	$156,090	$204,898	$360,988

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Aerospace	Industrial	Total Company	Aerospace	Industrial	Total Company
Products and Services(A)
Aerospace Original Equipment Manufacturing Products	$404,818	$—	$404,818	$246,094	$—	246,094
Aerospace Aftermarket Products and Services	266,444	—	266,444	149,268	—	149,268
Force & Motion Control Products (B)	—	175,858	175,858	—	290,356	290,356
Molding Solutions Products	—	310,038	310,038	—	303,082	303,082
Automation Products	—	43,506	43,506	—	46,529	46,529
	$671,262	$529,402	$1,200,664	$395,362	$639,967	$1,035,329

Geographic Regions (C)
Americas	$453,858	$198,044	$651,902	$279,029	$278,768	$557,797
Europe	133,586	221,035	354,621	70,776	235,406	306,182
Asia	75,064	106,814	181,878	38,876	119,670	158,546
Rest of World	8,754	3,509	12,263	6,681	6,123	12,804
	$671,262	$529,402	$1,200,664	$395,362	$639,967	$1,035,329

(A) The results of MB Aerospace, from the acquisition on August 31, 2023, have been included within the Company's revenue disaggregated by products and services, and geographic regions within the Aerospace Segment for the three and nine month periods ended September 30, 2024 and September 30, 2023..
(B) Effective April 23, 2024, following the divestiture of the Businesses, the Company renamed the Motion Control Solutions business to Force & Motion Control. Revenue related to the divested businesses contributed $0 and $53,040 during the three and nine month periods ended September 30, 2024, respectively, and $51,804 and $162,666 during the three and nine month periods ended September 30, 2023, respectively.
(C) Sales by geographic region are based on the location to which the product is shipped and services are delivered.

Revenue from products and services transferred to customers at a point in time accounted for approximately 70 percent and 75 percent of total revenue for the three month periods ended September 30, 2024 and September 30, 2023, respectively. Revenue from products and services transferred to customers at a point in time accounted for approximately 70 percent and 80 percent of total revenue for the nine month periods ended September 30, 2024 and September 30, 2023, respectively. A majority of revenue within the Industrial segment and Aerospace Original Equipment Manufacturing Products business ("OEM"), along with a portion of revenue within the Aerospace Aftermarket Products and Services business ("Aftermarket"), is recognized at a point in time, primarily when the product or solution is shipped to the customer.

Revenue from products and services transferred to customers over-time accounted for approximately 30 percent of total revenue and 25 percent of total revenue for the three month periods ended September 30, 2024 and September 30, 2023, respectively. Revenue from products and services transferred to customers over-time accounted for approximately 30 percent and 20 percent of total revenue for the nine month periods ended September 30, 2024 and September 30, 2023, respectively. The Company recognizes revenue over-time in instances where a contract supports a continual transfer of control to the customer. Substantially all of our revenue in the Aerospace Aftermarket maintenance repair and overhaul business (within Aftermarket Products and Services) and a portion of the revenue within Force & Motion Control productions (formerly Motion Control Solutions), Molding Solutions products and Aerospace OEM products is recognized over-time. Within the Molding Solutions and Aerospace Aftermarket businesses, this continual transfer of control to the customer partially results from repair and refurbishment work performed on customer-controlled assets. With other contracts, this continual transfer of control to the customer is supported by clauses in the contract, or governing commercial law of the relevant jurisdiction, where we deliver products that do not have an alternative use and require an enforceable right to payment of costs incurred (plus a reasonable profit) or the Company has a contractual right to complete any work in process and receive full contract price.

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

Adjustments to net sales, cost of sales and the related impact to operating income are recognized as necessary in the period they become known. Revenue recognized from performance obligations satisfied in previous periods was not material in both the three month period ended September 30, 2024 and 2023.

Contract Balances. The timing of revenue recognition, invoicing and cash collections affects accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets.

Unbilled Receivables (Contract Assets) - Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized when 1) the cost-to-cost method is applied and 2) such revenue exceeds the amount invoiced to the customer. Unbilled receivables are included within Prepaid Expenses and Other Current Assets on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023.

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

Net contract assets (liabilities) consisted of the following:

	September 30, 2024	December 31, 2023	$ Change	% Change
Unbilled receivables (contract assets)	$67,089	$59,652	$7,437	12%
Contract liabilities	(42,831)	(42,428)	(403)	1%
Net contract assets	$24,258	$17,224	$7,034	41%

Contract liabilities balances at September 30, 2024 and December 31, 2023 include $12,516 and $10,032, respectively, of customer advances for which the Company has not yet collected payment, but has an unconditional right to collect payment. Accounts receivable, as presented on the Condensed Consolidated Balance Sheet, includes corresponding balances at September 30, 2024 and December 31, 2023, respectively.

Changes in the net contract assets during the nine month period ended September 30, 2024 included a $7,437 increase in contract assets, driven primarily by contract progress (i.e., unbilled receivable), partially offset by earlier contract progress being invoiced to the customer. Offsetting this net contract increase was a $403 increase in contract liabilities, driven primarily by new customer advances, offset by revenue recognized in the current nine-month period.

The Company recognized approximately 15% and 90% of the revenue related to the contract liabilities balance as of December 31, 2023 during the three and nine month period ended September 30, 2024, and approximately 15% and 85% of the revenue related to the contract liabilities balance as of December 31, 2022 during the three and nine month period ended September 30, 2023, respectively, primarily representing revenue from the sale of molds and hot runners within the Molding Solutions business.

Remaining Performance Obligations. The Company has elected to disclose remaining performance obligations only for contracts with an original duration of greater than one year. Such remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed and, for Aerospace, excludes projections of components and assemblies that Aerospace OEM customers anticipate purchasing in the future under existing programs, which represent orders that are beyond lead time and do not represent performance obligations pursuant to accounting guidance. As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $632,394. The

Company expects to recognize revenue on approximately 70% of the remaining performance obligations over the next 12 months, with the remainder to be recognized within 24 months.

6. Stockholders' Equity

A schedule of consolidated changes in equity for the nine months ended September 30, 2024 is as follows (number of shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2023	64,600	$646	$537,948	13,914	$(532,415)	$1,551,213	$(195,129)	$1,362,263
Comprehensive income (loss)	—	—	—	—	—	1,947	(28,070)	(26,123)
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,111)	—	(8,111)
Employee stock plans	16	—	3,443	2	(71)	(52)	—	3,320
March 31, 2024	64,616	$646	$541,391	13,916	$(532,486)	$1,544,997	$(223,199)	$1,331,349
Comprehensive (loss) income	—	—	—	—	—	(46,821)	(2,733)	(49,554)
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,118)	—	(8,118)
Employee stock plans	63	1	3,027	2	(70)	(137)	—	2,821
June 30, 2024	64,679	$647	$544,418	13,918	$(532,556)	$1,489,921	$(225,932)	$1,276,498
Comprehensive loss (income)	—	—	—	—	—	(2,144)	35,528	33,384
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,132)	—	(8,132)
Employee stock plans	110	1	4,044	32	(1,250)	(59)	—	2,736
September 30, 2024	64,789	$648	$548,462	13,950	$(533,806)	$1,479,586	$(190,404)	$1,304,486

A schedule of consolidated changes in equity for the nine months ended September 30, 2023 is as follows (number of shares in thousands):

	Common Stock (Number of Shares)	Common Stock (Amount)	Additional Paid-In Capital	Treasury Stock (Number of Shares)	Treasury Stock (Amount)	Retained Earnings	Accumulated Other Non-Owner Changes to Equity	Total Stockholders’ Equity
December 31, 2022	64,481	$645	$529,791	13,891	$(531,507)	$1,567,898	$(220,500)	$1,346,327
Comprehensive income	—	—	—	—	—	13,159	29,209	42,368
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,096)	—	(8,096)
Residual interest in subsidiary	—	—	(2,381)	—	—	—	—	(2,381)
Employee stock plans	23	—	2,665	6	(252)	(83)	—	2,330
March 31, 2023	64,504	$645	$530,075	13,897	$(531,759)	$1,572,878	$(191,291)	$1,380,548
Comprehensive income (loss)	—	—	—	—	—	17,352	(14,953)	2,399
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,099)	—	(8,099)
Employee stock plans	22	—	2,339	3	(124)	(76)	—	2,139
June 30, 2023	64,526	$645	$532,414	13,900	$(531,883)	$1,582,055	$(206,244)	$1,376,987
Comprehensive income (loss)	—	—	—	—	—	(21,730)	(12,929)	(34,659)
Dividends declared ($0.16 per share)	—	—	—	—	—	(8,107)	—	(8,107)
Employee stock plans	59	1	3,363	12	(481)	(53)	—	2,830
September 30, 2023	64,585	$646	$535,777	13,912	$(532,364)	$1,552,165	$(219,173)	$1,337,051

7. Net (Loss) Income Per Common Share

For the purpose of computing diluted net income per common share, the weighted-average number of common shares outstanding is increased for the potential dilutive effects of stock-based incentive plans. No potentially dilutive shares have been included in the diluted earnings per share calculations for the three and nine month periods ended September 30, 2024 due to the Company's reported net losses for the periods. No potentially dilutive shares have been included in the diluted earnings per share calculation for the three month period ended September 30, 2023 due to the Company's reported net loss for the period. For the purpose of computing diluted net income per common share for the nine month period ended September 30, 2023, the weighted-average number of common shares outstanding was increased by 190,797.

The calculation of weighted-average diluted shares outstanding excludes all shares that would have been anti-dilutive. During the three month periods ended September 30, 2024 and 2023, the Company excluded 792,230 and 683,374 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive. During the nine month periods ended September 30, 2024 and 2023, the Company excluded 1,182,283 and 757,813 stock awards, respectively, from the calculation of weighted-average diluted shares outstanding as the stock awards were considered anti-dilutive.

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

8. Inventories

The components of inventories consisted of:

	September 30, 2024	December 31, 2023
Finished goods	$92,623	$104,801
Work-in-process	121,836	105,737
Raw material and supplies	138,771	154,683
	$353,230	$365,221

9. Goodwill and Other Intangible Assets

Goodwill:
The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company as of and for the period ended September 30, 2024:

	Aerospace	Industrial	Total Company
December 31, 2023 (A)	$352,352	$831,272	$1,183,624
Acquisition related	7,478	—	7,478
Divestiture related (see Note 4)	—	(58,900)	(58,900)
Impairment charge	—	(53,694)	(53,694)
Foreign currency translation	1,478	1,974	3,452
September 30, 2024	$361,308	$720,652	$1,081,960
(A) Industrial amounts as of December 31, 2023 are net of accumulated goodwill impairment losses of $68,194.

The acquisition-related changes recorded at Aerospace during 2024 include purchase accounting adjustments of $7,478 of goodwill resulting from the acquisition of MB Aerospace.

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

Other Intangible Assets:

Other intangible assets consisted of:

		September 30, 2024		December 31, 2023
	Range of Life -Years	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Revenue Sharing Programs (RSPs)	Up to 30	$296,700	$(186,237)	$299,500	$(176,143)
Component Repair Programs (CRPs)	Up to 30	111,839	(54,987)	111,839	(49,577)
Customer relationships	10-16	579,050	(199,088)	586,189	(180,679)
Patents and technology	4-18	174,280	(101,859)	178,433	(100,662)
Trademarks/trade names	10-30	7,153	(6,469)	10,949	(10,910)
Other	Up to 10	27,150	(17,487)	26,334	(14,857)
		1,196,172	(566,127)	1,213,244	(532,828)
Unamortized intangible assets:
Trade names		55,670	—	55,670	—
Foreign currency translation		(29,788)	—	(29,615)	—
Other intangible assets		$1,222,054	$(566,127)	$1,239,299	$(532,828)

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

Amortization of intangible assets for the three months period ended September 30, 2024 and September 30, 2023 was $16,735 and $18,860, respectively. Amortization of intangible assets for the nine months period ended September 30, 2024 and September 30, 2023 was $51,398 and $42,084, respectively.

Estimated amortization of intangible assets for future periods is as follows: 2024 (remainder) - $19,000; 2025 - $71,000; 2026 - $68,000; 2027 - $67,000; 2028 - $63,000 and 2029 - $62,000.

10. Debt

Long-term debt and notes and overdrafts payable at September 30, 2024 and December 31, 2023 consisted of:

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility	$565,762	$572,941	$642,988	$646,843
Term Loan Facility	579,078	579,802	648,375	651,215
Unamortized deferred financing costs and original issue discount - Term Loan Facility	(11,122)	—	(12,532)	—
Borrowings under lines of credit and overdrafts	506	506	16	16
Finance leases	11,209	11,029	11,999	11,732
	1,145,433	1,164,278	1,290,846	1,309,806

Less current maturities	(10,271)		(10,884)
Long-term debt	$1,135,162		$1,279,962

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

On June 5, 2023, the Company entered into the Agreement with MB Aerospace Group Holdings Limited, a Cayman Islands limited company (the "Agreement"). In connection with entry into the Agreement, on June 5, 2023, the Company entered into the Second Amendment (the “Second Amendment”) to Note Purchase Agreement and Amendment No. 2 ("Amendment No. 2") to Unsecured Credit Agreement to facilitate the acquisition of MB Aerospace Holdings Inc., a Delaware corporation (“MB Aerospace”), along with such entity’s subsidiaries (the “Transaction”), as well as a commitment letter with Bank of America, N.A. and BofA Securities, Inc. (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties agreed to provide, subject to the satisfaction of customary closing conditions contained therein, a $1,000,000 backstop senior secured revolving credit facility and a $700,000 senior secured 364-day bridge loan facility ("Bridge Loan Facility"). The Bridge Loan Facility was only intended to be drawn to the extent that the Company did not obtain alternative financing prior to the closing of the Transaction. The Company recorded fees of $9,500 in conjunction with the Bridge Loan Facility and $1,000,000 backstop senior secured revolving credit facility into interest expense on the Condensed Consolidated Statements of Income (Loss) in 2023. On the Acquistion Date, pursuant to the terms of the Agreement, the Company completed the Transaction for an aggregate purchase price of $728,448, subject to customary and specified closing adjustments, as set forth in the Agreement. Concurrently, the Company entered into a new Credit Agreement (the “Credit Agreement”) among the Company and certain of its subsidiaries, the issuing banks, lenders and other parties party thereto, and Bank of America, N.A., as administrative agent, as collateral agent and as swingline lender, which provides for senior secured financing of $1,650,000, consisting of a term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $650,000, at an original issue discount of $4,875, and a revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Facilities”) in an aggregate principal amount of up to $1,000,000, including a letter of credit sub-facility of up to $50,000. Proceeds of the loans borrowed under the Senior Facilities on the Acquisition Date, net of a 0.75% original issue discount on the Term Loan Facility, were used to fund, in part, the transactions contemplated by the Agreement, including the consummation of the Transaction, the repayment in full of the 3.97% Senior Notes, and to pay related fees and expenses. As of the Acquisition Date, the Revolving Credit Facility had outstanding borrowings in an aggregate principal amount of approximately $698,000. Proceeds of any loans under the Revolving Credit Facility borrowed after the Acquisition Date will be used for general corporate purposes. The Company paid fees and expenses of $3,058 in conjunction with executing the Revolving Credit Facility. Such fees have been deferred within Other Assets on the Condensed Consolidated Balance Sheets and will be amortized into interest expense on the Condensed Consolidated Statements of (Loss) Income through the maturity of the Credit Agreement with the previously recorded debt issuance costs. The Company incurred $8,283 of debt issuance costs in conjunction with executing the Term Loan Facility. Such fees have been recorded as a direct deduction from the carrying amount of the Term Loan Facility and will be amortized into interest expense on the Condensed Consolidated Statements of (Loss) Income through the maturity of the Term Loan Facility. Cash used to pay these fees was recorded through financing activities on the Condensed Consolidated Statements of Cash Flows. On August 31, 2023, in connection with the Credit Agreement and the closing of the Transaction, the Bridge Loan Facility was terminated.

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

Borrowings under the Senior Facilities bear interest at a rate per annum equal to, at the Company’s option, either Term SOFR (subject to a 0.00% floor) or an alternate base rate ("ABR"), in each case plus an applicable margin of (i) in the case of borrowings under the Term Loan Facility, 2.50% for Term SOFR loans and 1.50% for ABR loans and (ii) in the case of borrowings under the Revolving Credit Facility, initially, 2.375% for Term SOFR loans and 1.375% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility varies depending on the Company’s total net leverage ratio. At September 30, 2024, the applicable margin for borrowings under the Revolving Credit Facility was 2.00%. The Company is also required to pay a commitment fee initially equal to 0.35% per annum to the lenders under the Revolving

Credit Facility in respect of the unutilized commitments thereunder. The commitment fee under the Revolving Credit Facility varies depending on the Company’s total net leverage ratio. At September 30, 2024, the commitment fee under the Revolving Credit Facility was 0.275%.

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

The Revolving Credit Facility requires that the Company maintain a maximum Total Net Leverage Ratio, as defined in the Credit Agreement, initially of 5.50 to 1.00 as of the last day of each fiscal quarter for which financials have been (or were required to be) delivered, commencing with the first full fiscal quarter after the Acquisition Date, stepping down to 4.00 to 1.00 over time. The maximum Total Net Leverage Ratio is 5.00 to 1.00 for the quarter ended September 30, 2024 thus limiting the available credit to $459,113. For material acquisitions in certain circumstances, such ratio may be increased by up to 0.50 to 1.00. The actual ratio, as defined, was 3.35 to 1.00 as of September 30, 2024. The Revolving Credit Facility also requires that the Company not permit the Interest Coverage Ratio as of the last day of any test period to be less than 3.00 to 1.00. The actual ratio, as defined, was 3.95 to 1.00 as of September 30, 2024. At September 30, 2024, the Company was in compliance with all applicable covenants.

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

Borrowings and availability under the Revolving Credit Facility were $565,762 and $434,238, respectively, at September 30, 2024 and $642,988 and $357,012, respectively, at December 31, 2023, subject to covenants discussed above. The average interest rate on these borrowings was 6.11% and 6.76% on September 30, 2024 and December 31, 2023, respectively. The average interest rate excludes the impact of the Company’s interest swap agreements. See Note 11. Borrowings included Euro-denominated borrowings of 269,500 Euros ($300,762) at September 30, 2024 and 296,500 Euros ($327,988) at December 31, 2023. The fair value of the borrowings is based on observable Level 2 inputs. The borrowings were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

Borrowings under the Term Loan Facility were $579,078 and $648,375 at September 30, 2024 and December 31, 2023, respectively. The average interest rate on these borrowings was 7.35% and 8.46% on September 30, 2024 and December 31, 2023, respectively. The average interest rate excludes the impact of the Company’s interest swap agreements. See Note 11. The fair value of the borrowings is based on the quoted market price of the borrowings on September 30, 2024, which represents Level 1 observable inputs.

In addition, the Company has approximately $78,000 in uncommitted short-term bank credit lines ("Credit Lines") and overdraft facilities. The Credit Lines are accessed locally and are available primarily within the U.S., Europe and Asia. The Credit Lines are subject to the applicable borrowing rates within each respective country and vary between jurisdictions (i.e. LIBOR, Euribor, etc.). The Company had no borrowings under the Credit Lines at September 30, 2024 and December 31, 2023. The Company had borrowed $506 and $16 under the overdraft facilities at September 30, 2024 and December 31, 2023, respectively. Repayments under the Credit Lines are due within one month after being borrowed. Repayments of the overdrafts are generally due within two days after being borrowed. The carrying amounts of the Credit Lines and overdrafts approximate fair value due to the short maturities of these financial instruments.

The Company also has finance leases under which $11,209 and $11,999 was outstanding at September 30, 2024 and December 31, 2023, respectively. The fair value of the finance leases is based on observable Level 2 inputs. These instruments were valued using discounted cash flows based upon the Company's estimated interest costs for similar types of borrowings.

11. Derivatives

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

The fair values of the Amended 2021 Swap were $3,378 and $5,976 as of September 30, 2024 and December 31, 2023, respectively, and were recorded in Other Assets in the Condensed Consolidated Balance Sheets for the periods. The fair values of the Euribor Swap were $(6,004) and $(5,485) as of September 30, 2024 and December 31, 2023, respectively, and were recorded in Other Liabilities in the Condensed Consolidated Balance Sheets for the periods. The fair values of the 2023 Swaps were $(25,326) and $(19,984) as of September 30, 2024 and December 31, 2023, respectively, and were recorded in Other Liabilities in the Condensed Consolidated Balance Sheets for the periods. The fair values of the Company's other derivatives were not material to the Company's Condensed Consolidated Balance Sheets as of September 30, 2024 or December 31, 2023. See Note 12. The activity related to the derivatives that have been designated hedging instruments was not material to the Company's Condensed Consolidated Financial Statements for the periods ended September 30, 2024 or 2023. The Company recognized gains of $11,772 and losses of $2,517 related to the foreign exchange contracts that are not accounted for as hedging instruments within Other expense (income), net, in the Condensed Consolidated Statements of (Loss) Income for the three-month periods ended September 30, 2024 and 2023, respectively. The Company recognized gains of $75 and losses of $5,466 related to the foreign exchange contracts that are not accounted for as hedging instruments within Other Expense (income), net, in the Consolidated Statements of (Loss) Income for the nine month periods ended September 30, 2024 and 2023, respectively.

Such losses (gains) were substantially offset by net gains (losses) recorded on the underlying hedged asset or liability (the "underlying"). Offsetting net gains (losses) on the underlying are also recorded within Other expense (income), net.

The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. Financing cash flows during the nine month periods ended September 30, 2024 and 2023, as presented on the Condensed Consolidated Statements of Cash Flows, include $1,070 and $6,346, respectively, of net cash payments related to the settlement of foreign currency hedges related to intercompany financing.

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

The following table provides the assets and liabilities reported at fair value and measured on a recurring basis as of September 30, 2024 and December 31, 2023:

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
Asset derivatives	$5,026	$—	$5,026	$—
Liability derivatives	(31,841)	—	(31,841)	—
Bank acceptances	13,957	—	13,957	—
Rabbi trust assets	1,729	1,729	—	—
Total	$(11,129)	$1,729	$(12,858)	$—

December 31, 2023
Asset derivatives	$6,420	$—	$6,420	$—
Liability derivatives	(25,885)	—	(25,885)	—
Bank acceptances	12,161	—	12,161	—
Rabbi trust assets	1,923	1,923	—	—
Total	$(5,381)	$1,923	$(7,304)	$—

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

13. Pension and Other Postretirement Benefits

Pension and other postretirement benefits (income) cost consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pensions	2024	2023	2024	2023
Service cost	$5	$622	$340	$1,972
Interest cost	4,228	4,796	13,774	14,492
Expected return on plan assets	(6,959)	(7,453)	(21,942)	(22,436)
Amortization of prior service cost	14	88	41	258
Amortization of actuarial losses	547	402	1,747	1,240
Curtailment gain	—	—	(1,204)	(668)
Settlement loss (gain)	—	—	2,980	(731)
Net periodic benefit income	$(2,165)	$(1,545)	$(4,264)	$(5,873)

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Postretirement Benefits	2024	2023	2024	2023
Service cost	$—	$10	$13	$29
Interest cost	230	282	742	842
Amortization of prior service cost	—	3	—	8
Amortization of actuarial gains	(99)	(37)	(176)	(110)
Settlement gain	—	—	(250)	—
Net periodic benefit cost	$131	$258	$329	$769

Curtailment gains and settlement losses (gains) during nine month periods ended September 30, 2024 relate to the completed sale of the Businesses. See Note 4.

The service cost component of net periodic benefit cost is included within Cost of sales and Selling and administrative expenses. The components of net periodic benefit (income) cost other than the service cost component are included in Other expense (income), net on the Condensed Consolidated Statements of (Loss) Income. See Note 15.

14. Income Taxes

The Company's effective tax rate for the first nine months of 2024 was 467.1% compared with 67.6% in the first nine months of 2023 and 51.9% for the full year 2023. The increase in the effective tax rate in the first nine months of 2024 as compared with the rate for the full year 2023 is primarily due to the goodwill impairment charge of $53,694 that was recorded in the second quarter of 2024, which was not tax deductible for book purposes. Additional drivers in the effective tax rate in the first nine months of 2024, as compared with the full year 2023, include $23,688 of tax expense relating to the sale of the Businesses, including $6,794 of tax expense recorded during the first quarter of 2024 in conjunction with classifying the Businesses as “held for sale” as of March 31, 2024. After completion of the sale of the Businesses in the second quarter of 2024, the Company recognized the remainder of the tax expense relating to the sale of the Businesses of $16,894. Other items increasing the tax rate for the first nine months of 2024 include $7,400 of tax expense related to the Income Inclusion Rule under Pillar Two, as defined and discussed below, which significantly reduces the benefit from the tax holidays granted in Malaysia. Of the $7,400 recognized during the three months ended September 30, 2024, approximately $3,600 should have been recognized during the second quarter of 2024. The increase is partially offset by lower transaction costs capitalized for tax and a lower forecasted GILTI tax.

In October 2021, the Organization for Economic Co-operation and Development ("OECD") introduced an inclusive framework to address tax challenges arising from the digitalization of the economy through a two-pillar solution. One of the components of the solution is the implementation of a global minimum corporate tax rate of 15% for large multinational corporations (“Pillar Two”). The OECD continues to release additional guidance on the two-pillar solution with implementation having begun, although the corresponding taxes are not currently payable until 2026. Under Pillar Two, the Income Inclusion Rule allows a country to look within its chain of ownership to entities not meeting the minimum tax rate requirement and include those results within the tax filings of the parent entity. Luxembourg recently enacted the Income Inclusion Rule under Pillar Two, thereby allowing them to impose a 15% tax on the earnings of the Company's Malaysian Subsidiary, which was earlier granted a tax holiday (see below).

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

15. Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following tables set forth the changes in accumulated other comprehensive income (loss), net of tax, by component for the nine month periods ended September 30, 2024 and 2023:

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
December 31, 2023	$(14,504)	$(100,776)	$(79,849)	$(195,129)
Other comprehensive income (loss) before reclassifications	(25)	2,459	5,464	7,898
Amounts reclassified from accumulated other comprehensive income to the Condensed Consolidated Statements of (Loss) Income	(6,398)	3,225	—	(3,173)
Net current-period other comprehensive income (loss)	(6,423)	5,684	5,464	4,725
September 30, 2024	$(20,927)	$(95,092)	$(74,385)	$(190,404)

	Gains and Losses on Cash Flow Hedges	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
December 31, 2022	$5,941	$(108,640)	$(117,801)	$(220,500)
Other comprehensive income (loss) before reclassifications	2,456	10,717	(10,146)	3,027
Amounts reclassified from accumulated other comprehensive income to the Condensed Consolidated Statements of (Loss) Income	(1,793)	93	—	(1,700)
Net current-period other comprehensive income (loss)	663	10,810	(10,146)	1,327
September 30, 2023	$6,604	$(97,830)	$(127,947)	$(219,173)

The following table sets forth the reclassifications out of accumulated other comprehensive loss by component for the three month periods ended September 30, 2024 and 2023:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Cash flow hedges
Interest rate contracts	$2,709	$1,146	Interest expense
Foreign exchange contracts	(59)	(278)	Net sales
	2,650	868	Total before tax
	(598)	(213)	Tax expense
	2,052	655	Net of tax

Pension and other postretirement benefit items
Amortization of prior service costs	$(14)	$(91)	(A)
Amortization of actuarial losses	(448)	(365)	(A)
	(462)	(456)	Total before tax
	32	116	Tax benefit
	(430)	(340)	Net of tax

Total reclassifications in the period	$1,622	$315
(A) These accumulated other comprehensive income (loss) components are included within the computation of net periodic Pension and Other Postretirement Benefits cost. See Note 13.

The following table sets forth the reclassifications out of accumulated other comprehensive loss by component for the nine month periods ended September 30, 2024 and 2023:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income (Loss)
	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cash flow hedges
Interest rate contracts	$8,453	2,999	Interest expense
Foreign exchange contracts	(233)	(627)	Net sales
	8,220	2,372	Total before tax
	(1,822)	(579)	Tax expense
	6,398	1,793	Net of tax

Pension and other postretirement benefit items
Amortization of prior service costs	$(41)	$(266)	(A)
Amortization of actuarial losses	(1,571)	(1,130)	(A)
Curtailment (loss) gain	(68)	241	(A)
Settlement (loss) gain	(2,730)	731	(A)
	(4,410)	(424)	Total before tax
	1,185	331	Tax benefit
	(3,225)	(93)	Net of tax

Total reclassifications in the period	$3,173	$1,700
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
Industrial is a global provider of highly-engineered, high-quality precision components, products and systems for critical applications serving a diverse customer base in end-markets such as industrial equipment, automation, personal care, packaging, electronics, mobility and medical devices. Focused on innovative custom solutions, Industrial participates in the design phase of components and assemblies whereby customers receive the benefits of application and systems engineering, new product development, testing and evaluation, and the manufacturing of final products. Products are sold primarily through its direct sales force and global distribution channels. Industrial's Molding Solutions business designs and manufactures customized hot runner systems, advanced mold cavity sensors and process control systems, and precision high cavitation mold assemblies - collectively, the enabling technologies for many complex injection molding applications. The Automation business designs and develops robotic grippers, advanced end-of-arm tooling systems, sensors and other automation components for intelligent robotic handling solutions and industrial automation applications. The Force & Motion Control business (formerly the Motion Control Solutions business) provides innovative cost-effective force and motion control solutions for a wide range of sheet metal forming and other industrial markets. See Note 4 as the Company completed the Sale of its Associated Spring™ and Hänggi™ businesses, both within the Force & Motion Control business, in April 2024.
The following tables set forth information about the Company's operations by its two reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales
Aerospace(A)	$231,934	$156,090	$671,262	$395,362
Industrial	155,864	204,898	529,406	639,977
Intersegment sales	(4)	—	(4)	(10)
Total net sales	$387,794	$360,988	$1,200,664	$1,035,329

Operating profit (loss)
Aerospace(A)	$35,319	$3,622	$95,749	$38,953
Industrial(B)	6,502	6,368	(16,359)	20,330
Total operating profit	41,821	9,990	79,390	59,283
Interest expense	19,573	22,792	65,216	34,612
Other expense (income), net	517	(874)	1,367	(2,427)
Income (loss) before income taxes	$21,731	$(11,928)	$12,807	$27,098
(A) The results of MB Aerospace have been included within the Company's Condensed Consolidated Financial Statements in the Aerospace segment for the three and nine months ended September 30, 2024. MB Aerospace's results have also have been included from the acquisition date on August 31, 2023 through September 30, 2023, for the three and nine months ended September 30, 2023.
(B) Industrial operating losses in the nine-month period ended September 30, 2024 include a $53,694 goodwill impairment charge. See Note 9. In addition, operating losses include a $5,420 pre-tax gain on the sale of the Businesses for the nine-month period ended September 30, 2024. See Note 4.

	September 30, 2024	December 31, 2023
Assets
Aerospace	$1,520,837	$1,465,347
Industrial	1,421,132	1,685,304
Other (A)	133,063	157,363
Total assets	$3,075,032	$3,308,014
(A) "Other" assets include corporate-controlled assets, the majority of which are cash and cash equivalents and deferred tax assets.

17. Commitments and Contingencies

Product Warranties

The Company provides product warranties in connection with the sale of certain products. From time to time, the Company is subject to customer claims with respect to product warranties. The Company accrues its estimated exposure for warranty claims at the time of sale based upon the length of the warranty period, historical experience and other related information known to the Company. Liabilities related to product warranties and extended warranties were not material as of September 30, 2024 and December 31, 2023.

In July 2021, a customer asserted breach of contract and contractual warranty claims regarding a part manufactured by the Company. The Company disputes the asserted claims. While it is currently not possible to determine the ultimate outcome of this matter, the Company intends to vigorously defend its position and believes that the ultimate resolution will not have a material adverse effect on the Company’s consolidated financial position or liquidity, but could be material to the consolidated results of operations of any one period.

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

Supplier Finance Programs

The Company participates in a Supplier Finance Program (the "Program") under which it agrees to pay a third-party finance provider the stated amount of confirmed invoices from participating suppliers based on the original invoice due date. Suppliers, at their sole discretion, may elect to finance confirmed invoices prior to their scheduled due date at a discounted price with the Company's third-party finance provider. Outstanding obligations related to the Program were not material as of September 30, 2024 and December 31, 2023. These obligations were recorded within Accounts Payable on the Condensed Consolidated Balance Sheets. The Company does not have any assets nor any other forms of guarantees pledged as security to the third-party finance provider as part of the Program.

18. Business Reorganizations

In July 2022, Company management, commenced a systematic multi-phased initiative to significantly reduce costs and integrate the Company's operations, decreasing complexity and focusing on improved performance across Industrial. More specifically, at this time, the Company announced a restructuring program to further reduce costs within the Industrial segment and, more broadly, transform our businesses in response to macroeconomic disruptions. Additional actions were subsequently authorized in October 2022, April 2023 (including Aerospace), September 2023 (including Aerospace), the second quarter of 2024 (including Aerospace) and the third quarter of 2024. Management continues to adjust its cost structures to align with market conditions.

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

During the third quarter of 2024, additional pre-tax charges of $95 related to the 2022 Actions, including $111 primarily related to site consolidation and transfer of work charges, were recorded within Cost of sales, and offset by ($16) of benefit recorded within Selling and administrative expenses in the accompanying Condensed Consolidated Statements of (Loss) Income.

During the first nine months of 2024, additional pre-tax charges of $2,743 related to the 2022 Actions, including $1,874 primarily related to site consolidation and transfer of work charges, and $737 of accelerated depreciation of assets, were recorded within Cost of sales, and $132 of expenses were recorded within Selling and administrative expenses in the accompanying Condensed Consolidated Statements of (Loss) Income. The Company does not expect any additional costs related to the 2022 Actions to be significant.

A corresponding liability of $141, per below, related to the employee termination costs remained and was included within accrued liabilities as of September 30, 2024.

The following table sets forth the change in the liability for the employee termination benefits related to the 2022 Actions:

December 31, 2023	$538
Employee severance and other termination benefits	(16)
Payments	(381)
September 30, 2024	$141

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

During the third quarter of 2024, additional pre-tax charges of $906 related to the April 2023 Actions, primarily related to $487 of transfer of work charges, were recorded within Cost of sales and $419 of expenses were recorded within Selling and administrative expenses, in the accompanying Condensed Consolidated Statements of (Loss) Income. Of the aggregate charges recorded, $447 was reflected within the results of the Industrial segment and $459 was reflected within the results of the Aerospace segment.

During the first nine months of 2024, additional pre-tax charges of $2,924 related to the April 2023 Actions, primarily related to $1,647 of transfer of work charges, were recorded within Cost of sales and 1,277 of expenses were recorded within Selling and administrative expenses, in the accompanying Condensed Consolidated Statements of (Loss) Income. Of the aggregate charges recorded, $1,632 was reflected within the results of the Industrial segment and 1,292 was reflected within the results of the Aerospace segment.

A corresponding liability of $676, per below, related to the employee termination costs remained and was included within accrued liabilities as of September 30, 2024. The Company expects to incur additional costs of approximately $8,000 related to the April 2023 Actions, which are primarily related to transfer of work charges. Of the aggregate, approximately $6,000 and $2,000 relate to the Aerospace and Industrial segments, respectively. The April 2023 Actions are expected to be completed throughout multiple periods, with completion in 2025.

The following table sets forth the change in the liability for the employee termination benefits related to the April 2023 Actions:

December 31, 2023	$6,247
Employee severance and other termination benefits	22
Payments	(5,593)
September 30, 2024	$676

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

A corresponding liability of $17, per below, related to the employee termination costs remained and was included within accrued liabilities as of September 30, 2024.

The following table sets forth the change in the liability for the employee termination benefits related to the September 2023 Actions:

December 31, 2023	$2,736
Employee severance and other termination benefits	(26)
Payments	(2,693)
September 30, 2024	$17
Second Quarter 2024 Actions

In the second quarter of 2024, the Company authorized restructuring actions (“Second Quarter 2024 Actions”) including organizational changes within the Barnes Aerospace and Industrial segment businesses. Resulting pre-tax charges of $3,231 were recorded related to employee termination costs, primarily employee severance and other termination benefits, which are expected to be paid in cash by the end of 2025 and which were recorded within Selling and administrative expenses in the accompanying Condensed Consolidated Statements of (Loss) Income. Of the aggregate charges recorded, $1,750 was included within the results of the Aerospace segment and $1,481 was included within the results of the Industrial segment.

During the third quarter of 2024, additional pre-tax charges of $71 related to the Second Quarter 2024 Actions, primarily related to accelerated rent expenses, were recorded within Selling and administrative expenses, in the accompanying Condensed Consolidated Statements of (Loss) Income and was reflected within the results of the Industrial segment. The Company does not expect any additional costs related to the Second Quarter 2024 Actions to be significant.

A corresponding liability of $1,553, per below, related to the employee termination costs remained and was included within accrued liabilities as of September 30, 2024.

The following table sets forth the change in the liability for the employee termination benefits related to the Second Quarter 2024 Actions:

December 31, 2023	$—
Employee severance and other termination benefits	3,227
Payments	(1,674)
September 30, 2024	$1,553

Third Quarter 2024 Actions

In the third quarter of 2024, the Company authorized restructuring actions (“Third Quarter 2024 Actions”) including organizational changes within the Barnes Industrial segment businesses. Resulting pre-tax charges of $2,388 were recorded related to employee termination costs, primarily employee severance and other termination benefits, which are expected to be paid in cash by the end of 2025 and which were recorded within Selling and administrative expenses in the accompanying Condensed Consolidated Statements of (Loss) Income. The Company does not expect any additional costs related to the Third Quarter 2024 Actions to be significant.

A corresponding liability of $2,388, per below, related to the employee termination costs remained and was included within accrued liabilities as of September 30, 2024.

The following table sets forth the change in the liability for the employee termination benefits related to the Third Quarter 2024 Actions:

December 31, 2023	$—
Employee severance and other termination benefits	2,388
Payments	—
September 30, 2024	$2,388

19. Subsequent Events

Proposed Merger

On October 6, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Goat Holdco, LLC, a Delaware limited liability company (“Parent”), and Goat Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of funds managed by affiliates of Apollo Global Management, Inc. (“Apollo”).

The Merger Agreement provides that, among other things, and on the terms and subject to the conditions of the Merger Agreement, (a) Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent, and (b) at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of Company common stock (other than (i) shares of Company common stock issued and outstanding immediately prior to the Effective Time that are owned or held in treasury by the Company and shares of Company common stock issued and outstanding immediately prior to the Effective Time that are owned or held by (A) any wholly owned subsidiary of the Company or (B) Parent or any of its wholly owned subsidiaries (including Merger Sub) and (ii) shares of Company common stock issued and outstanding immediately prior to the Effective Time that are held by stockholders of the Company who have not voted in favor of the adoption of the Merger Agreement or consented thereto in writing and who have properly exercised appraisal rights with respect to such shares in accordance with, and who have complied with, Section 262 of the General Corporation Law of the State of Delaware and have not failed to perfect, effectively withdrawn or lost their right to appraisal and payment under Delaware law with respect to such shares), will be automatically converted into the right to receive $47.50 in cash, without interest.

The Merger is expected to close before the end of the first quarter of 2025, subject to customary closing conditions, including, among other things, the adoption of the Merger Agreement by holders of a majority of the outstanding shares of Company common stock and receipt of certain regulatory approvals.

Aerospace Fourth Quarter 2024 Actions

In October 2024, the Company authorized restructuring actions (“Aerospace Fourth Quarter 2024 Actions”) focused on manufacturing footprint optimization, following the acquisition of MB Aerospace. The Aerospace Fourth Quarter 2024 Actions include the geographic transfer of certain programs within the segment, including the elimination of certain roles. The pre-tax charges associated with the Aerospace Fourth Quarter 2024 Actions are expected to approximate $7,000, with approximately $3,600 relating to employee termination costs (primarily severance and other employee related benefits) and $3,400 related to transfer of work charges, recorded through operating profit. Both charges are expected to be paid in cash, with approximately $4,100 expected to be incurred in 2024 and $2,900 being incurred in 2025. The Company anticipates annualized cost savings of over $5,000 resulting from the Aerospace Fourth Quarter 2024 Actions.

Industrial Fourth Quarter 2024 Actions

In October 2024, the Company authorized restructuring actions (“Industrial Fourth Quarter 2024 Actions”) focused on manufacturing footprint optimization, relating to the consolidation of a manufacturing site, and including the elimination of certain roles. The pre-tax charges associated with the Industrial Fourth Quarter 2024 Actions are expected to approximate $13,000. During the first nine months of 2024, the Company formally notified certain affected employees, thereby resulting in $2,234 of pre-tax restructuring charges. Additional pre-tax charges of approximately $8,500 are expected to be recorded during the fourth quarter of 2024, all through operating profit, with approximately $7,500 relating to employee termination costs, (primarily severance and other employee related benefits and expected to be paid in cash) and approximately $1,000 of non-cash charges, primarily related to accelerated rent expense. The remaining estimated pre-tax charges of $2,000 are expected to be recorded in 2025. Approximately $1,300 of the estimated 2025 charges are expected to be paid in cash and relate to employee termination costs, with the balance being non-cash charges, primarily related to accelerated rent expense. The Company anticipates annualized cost savings of over $11,000 from the Industrial Fourth Quarter 2024 Actions.

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

Third Quarter Highlights

The Company reported net sales of $387.8 million in the third quarter of 2024, an increase of $26.8 million or 7.4% from the third quarter of 2023. Organic sales increased by $15.4 million, or 4.3%, including an increase of $14.1 million, or 9.0%, at Aerospace, and an increase of $1.3 million, or 0.6%, at Industrial. See a reconciliation of net sales and net sales growth to organic sales and organic sales growth, respectively, within Item 2 of Management's Discussion and Analysis, Non-GAAP Measures. The year-over-year increase at Aerospace was driven primarily by volume increases within the Aftermarket businesses, reflecting continued strength in aerospace end markets and favorable pricing. The acquisition of MB Aerospace in August 2023 provided incremental sales of $61.1 million within the Aerospace segment during the third quarter of 2024. Foreign currencies increased net sales within the Aerospace segment by approximately $0.6 million as the U.S. dollar weakened against foreign currencies. From an Industrial standpoint, the year-over-year increase was driven by favorable pricing initiatives. The completed sale of the Associated Spring™ and Hänggi™ businesses (the "Businesses") on April 4, 2024 reduced sales by $51.8 million during the third quarter of 2024, whereas foreign currencies increased net sales within the Industrial segment by approximately $1.5 million as the U.S. dollar weakened against foreign currencies. Operating margins increased from 2.8% in the 2023 period to 10.8% in the current period, primarily due to the absence of $7.8 million in acquisition transaction costs, lower pre-tax charges related to restructuring and transformation, and lower short-term purchase accounting adjustments, partially offset by $1.7 million of divestiture transaction costs related to the sale of the Businesses. Pre-tax charges related to restructuring and transformation approximated $3.8 million within the current period, compared with $13.2 million in the prior year period, and short-term purchase accounting adjustments approximated $0.6 million within the current period, compared with $8.0 million in the prior year period. See Note 4 of the Condensed Consolidated Financial Statements for additional information related to the sale of the Businesses.

Proposed Merger

On October 6, 2024, the Company entered into the Merger Agreement with the Parent and the Merger Sub. Parent and Merger Sub are affiliates of funds managed by affiliates of Apollo. The Merger is expected to close in the first quarter of 2025, subject to customary closing conditions, including, among other things, the adoption of the Merger Agreement by holders of a majority of the outstanding shares of Company common stock and receipt of certain regulatory approvals. See Note 19 of the Condensed Consolidated Financial Statements for additional information related to the Merger.

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

Management has continued to implement pricing actions and drive productivity initiatives with the goal of mitigating these macroeconomic pressures. Management also continues to focus on driving core business execution through revenue growth, margin expansion, and new business development. Management's attention also remains directed towards integrating our existing businesses, consolidating operations and facilities where appropriate, and rationalizing operational costs and investments; all with the goal of improving profitability and return on invested capital. Management is leading a systematic multi-phased initiative to significantly reduce costs and integrate the Company's operations, decreasing complexity and focusing on improved performance across Industrial. More specifically, the Company has announced restructuring programs (see Note 18 and Note 19 of the Condensed Consolidated Financial Statements) to further reduce costs within both segments, in response to changes in macroeconomic factors. Management also continues to evaluate ongoing geopolitical risks for any potential for impacts on the Company's Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Sales

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2024	2023	Change		2024	2023	Change
Aerospace	$231.9	$156.1	$75.8	48.6%	$671.3	$395.4	$275.9	69.8%
Industrial	155.9	204.9	(49.0)	(23.9)%	529.4	640.0	(110.6)	(17.3)%
Total	$387.8	$361.0	$26.8	7.4%	$1,200.7	$1,035.3	$165.3	16.0%

The Company reported net sales of $387.8 million in the third quarter of 2024, an increase of $26.8 million from the third quarter of 2023. Organic sales increased by $15.4 million, or 4.3%, including an increase of $14.1 million at Aerospace, combined with an increase of $1.3 million at Industrial. The year-over-year increase at Aerospace was driven by a volume increase within the Aftermarket businesses, reflecting ongoing strength within aerospace end markets and favorable pricing. Foreign currencies increased net sales within the Aerospace segment by approximately $0.6 million as the U.S. dollar weakened against foreign currencies. The acquisition of MB Aerospace in August 2023 provided incremental sales of $61.1 million within the segment during the third quarter of 2024, impacting both the OEM and Aftermarket businesses. From an Industrial standpoint, the year-over-year increase was driven by favorable pricing initiatives. The sale of the Businesses reduced sales by $51.8 million during the third quarter of 2024, whereas foreign currencies increased net sales within the Industrial segment by approximately $1.5 million as the U.S. dollar weakened against foreign currencies.

The Company reported net sales of $1,200.7 million in the first nine months of 2024, an increase of $165.3 million, or 16.0%, from the first nine months of 2023. Organic sales in the first nine months of 2024 increased by $44.9 million, driven by an increase of $45.9 million at Aerospace, partially offset by a $1.0 million decrease at Industrial. The increase at Aerospace was driven by sales growth across both businesses. Foreign currencies increased net sales within the Aerospace segment by approximately $0.6 million as the U.S. dollar weakened against foreign currencies. The acquisition of MB Aerospace on August 31, 2023 provided incremental sales of $229.4 million within the Aerospace segment during the first nine months of 2024. From an Industrial standpoint, the year-over-year decrease was driven by lower volumes within the Force & Motion Control and Automation businesses, partially offset by higher volumes within the Molding Solutions business and favorable pricing initiatives. The sale of the Businesses reduced sales by $109.4 million during the first nine months of 2024, whereas, foreign currencies decreased net sales within the Industrial segment by approximately $0.2 million as the U.S. dollar strengthened against foreign currencies.

Expenses and Operating Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2024	2023	Change		2024	2023	Change
Cost of sales	$259.4	$253.5	$5.9	2.3%	$817.7	$704.4	$113.3	16.1%
% sales	66.9%	70.2%			68.1%	68.0%
Gross profit (1)	$128.4	$107.5	$20.9	19.4%	$383.0	$331.0	$52.0	15.7%
% sales	33.1%	29.8%			31.9%	32.0%
Selling and administrative expenses	$84.9	$97.5	$(12.6)	(12.9)%	$255.3	$271.7	$(16.4)	(6.0)%
% sales	21.9%	27.0%			21.3%	26.2%
Costs (gain) related to the sale of businesses	$1.7	$—	$1.7	100%	$(5.4)	$—	$(5.4)	NM
% sales	0.4%	—%			(0.5)%	—%
Goodwill impairment charge	$—	$—	$—	—%	$53.7	$—	$53.7	100%
% sales	—%	—%			4.5%	—%
Operating income	$41.8	$10.0	$31.8	318.6%	$79.4	$59.3	$20.1	33.9%
% sales	10.8%	2.8%			6.6%	5.7%
NM - Not Meaningful
(1) Sales less cost of sales    .

Cost of sales in the third quarter of 2024 increased 2.3% from the third quarter of 2023 and gross profit margin increased from 29.8% in the second quarter of 2023 period to 33.1% in the third quarter of 2024. Gross profit decreased and gross profit margin increased within Industrial during the third quarter of 2024. Within Industrial, lower volumes within the Force & Motion Control business, driven by the sale of the Businesses, negatively impacted overall gross profit, whereas gross profit margin increased during the third quarter of 2024, primarily as a result of favorable pricing initiatives and Barnes Transformation Office costs saving initiatives, partially offset by unfavorable productivity. Gross profit and gross profit margin increased within Aerospace during the third quarter of 2024. Within Aerospace, higher volumes within both the OEM and Aftermarket business, driven by the acquisition of MB Aerospace, and lower short term purchase accounting adjustments positively impacted gross profits. Short-term purchase accounting adjustments approximated $0.6 million within the current period, compared with $8.0 million in the prior year period. As well, $0.6 million of pre-tax charges related to restructuring and transformation related actions (aggregate of $3.8 million, including selling and administrative costs) impacted gross profit across the segments. Pre-tax charges impacting gross profit related to restructuring and workforce reduction actions during the comparable three month period of 2023 were $3.7 million (aggregate of $13.2 million). Selling and administrative expenses in the third quarter of 2024 decreased 12.9% from the 2023 period, whereas sales increased by 7.4% between the comparable 2024 and 2023 periods. As a percentage of sales, selling and administrative costs decreased from 27.0% in the third quarter of 2023 to 21.9% in the 2024 period. The decrease in selling and administrative costs as a percentage of sales was primarily driven by an increase in sales, the absence of $7.8 million in acquisition transaction costs and decreased restructuring and transformation related charges in the current period. Pre-tax charges impacting selling and administrative expenses related to restructuring and workforce reduction actions were $3.2 million (aggregate of $3.8 million) during the third quarter of 2024 and $9.5 million (aggregate of $13.2 million) during the comparable three month period of 2023. Transaction costs of $1.7 million related to the sale of the Businesses also impacted the third quarter of 2024. Operating income in the third quarter of 2024 increased by 318.6% to $41.8 million, compared with the third quarter of 2023, and operating income margin increased to 10.8% from 2.8%, driven by the items noted above.

Cost of sales in the first nine months of 2024 increased 16.1% from the 2023 period, while gross profit margin remained flat from the 2023 period. Gross profit decreased and gross profit margins increased at Industrial while gross profit increased and gross profit decreased at Aerospace. Within Industrial, gross profit decreased primarily as a result of lower volumes, primarily driven by the sale of the Businesses, and lower organic sales volumes within the Force & Motion Control and Automation businesses. Gross profit margin improved primarily as a result of pricing actions taken by the businesses and Barnes Transformation Office costs savings initiatives, partially offset by unfavorable productivity. Within Aerospace, higher volumes within both the OEM and Aftermarket business, driven by the acquisition of MB Aerospace, positively impacted gross profit. Gross profit margins decreased primarily due to unfavorable productivity, partially offset by lower short-term purchase accounting adjustments. The first nine months of 2024 includes $3.5 million of short-term purchase accounting adjustments compared to $8.0 million of short-term purchase accounting adjustments in the prior year period. As well, $4.3 million of pre-tax charges related to restructuring and transformation related actions (aggregate of $13.3 million, including selling and administrative costs) impacted gross profit across the segments. Pre-tax charges impacting gross profit related to restructuring and workforce reduction actions during the comparable nine month period were $10.0 million (aggregate of $41.0 million). Selling and administrative expenses in the first nine months of 2024 decreased 6.0% from the 2023 period, whereas sales increased by 16.0% between the comparable 2023 and 2024 periods. As a percentage of sales, selling and administrative costs decreased from 26.2% in the first nine months of 2023 to 21.3% in the 2024 period. The decrease in selling and administrative costs as a percentage of sales was primarily driven by an increase in sales, the absence of $11.4 million of acquisition transaction costs and lower pre-tax charges related to restructuring and workforce reduction actions. Pre-tax charges impacting selling and administrative expenses related to restructuring and workforce reduction actions were $9.0 million (aggregate of $13.3 million) during the first nine months of 2024 and $31.0 million (aggregate of $41.0 million) during the comparable first nine months of 2023. A goodwill impairment charge of $53.7 million within the Automation reporting unit and a $5.4 million pre-tax gain related to the sale of the Businesses were recorded during the first nine months of 2024. Operating income in the first nine months of 2024 was $79.4 million, compared with first nine months operating income of $59.3 million in 2023, and operating income margin increased from 5.7% in the 2023 period to 6.6% in the 2024 period, primarily driven by the items noted above.

Interest expense

Interest expense decreased by $3.2 million in the third quarter of 2024 as compared with the prior year period, primarily due to the absence of $9.5 million of bridge financing fees related to the acquisition of MB Aerospace that were incurred during the prior year period, partially offset by higher average borrowings, largely related to the acquisition of MB Aerospace and a higher average interest rate given the recapitalization of the Company's debt structure. Interest expense increased by $30.6 million in the first nine months of 2024 as compared with the prior year periods, primarily a result of a higher average interest rate and higher average borrowings, as noted above.

Other expense (income), net

Other expense (income), net in the third quarter of 2024 was $0.5 million compared to $(0.9) million in the third quarter of 2023. This increase in expense was primarily driven by foreign currency losses of $1.8 million in the third quarter of 2024, compared with foreign currency losses of $0.6 million in the third quarter of 2023. Other expense (income), net in the first nine months of 2024 was $1.4 million in the first nine months of 2024 compared to $(2.4) million in the first nine months of 2023. This increase in expense was primarily driven by foreign currency losses of $4.2 million in the first nine months of 2024 compared with foreign currency losses of $2.9 million in the first nine months of 2023 offset by a reduction in income from the other components of net periodic benefit costs related to pension and other postretirement benefits.

Income Taxes

The Company's effective tax rate for the first nine months of 2024 was 467.1% compared with 67.6% in the first nine months of 2023 and 51.9% for the full year 2023. The increase in the effective tax rate in the first nine months of 2024 as compared with the rate for the full year 2023 is primarily due to the goodwill impairment charge of $53.7 million that was recorded in the second quarter of 2024, which was not tax deductible for book purposes. Additional drivers in the effective tax rate in the first nine months of 2024, as compared with the full year 2023, include $23.7 million of tax expense relating to the sale of the Businesses, including $6.8 million of tax expense recorded during the first quarter of 2024 in conjunction with classifying the Businesses as “held for sale” as of March 31, 2024. After completion of the sale of the Businesses in the second quarter of 2024, the Company recognized the remainder of the tax expense relating to the sale of the Businesses of $16.9 million. Other items increasing the tax rate for the first nine months of 2024 include $7.4 million of tax expense related to the Income Inclusion Rule under Pillar Two, as defined and discussed below, which significantly reduces the benefit from the tax holidays granted in Malaysia. The increase is partially offset by lower transaction costs capitalized for tax and a lower forecasted GILTI tax.

In October 2021, the Organization for Economic Co-operation and Development ("OECD") introduced an inclusive framework to address tax challenges arising from the digitalization of the economy through a two-pillar solution. One of the components of the solution is the implementation of a global minimum corporate tax rate of 15% for large multinational corporations (“Pillar Two”). The OECD continues to release additional guidance on the two-pillar solution with implementation having begun, although the corresponding taxes are not currently payable until 2026. Under Pillar Two, the Income Inclusion Rule allows a country to look within its chain of ownership to entities not meeting the minimum tax rate requirement and include those results within the tax filings of the parent entity. Luxembourg recently enacted the Income Inclusion Rule under Pillar Two, thereby allowing them to impose a 15% tax on the earnings of the Company's Malaysian Subsidiary, which was earlier granted a tax holiday (see below).

The Aerospace and Industrial segments have a number of multi-year tax holidays in China, Malaysia and Singapore. The tax holiday in China expired at the end of 2023. The Company has re-applied for approval of the potential three-year holiday but does not expect notification of approval of the holiday until the end of 2024. Aerospace was granted an income tax holiday for operations recently established in Malaysia. This holiday commenced effective November 2020 (retroactively) and remains effective for a period of ten years. The Aerospace business was granted additional tax holidays in Singapore under the Pioneer program in the fourth quarter of 2022. This holiday provides reduced tax rates for certain Aerospace programs manufactured at the Singapore location and will continue through December 2025. All of the holidays are subject to the Company meeting certain commitments in the respective jurisdiction.

(Loss) Income and (Loss) Income per Share

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except per share)	2024	2023	Change		2024	2023	Change
Net (loss) income	$(2.1)	$(21.7)	$19.6	(90.1)%	$(47.0)	$8.8	$(55.8)	(635.5)%
Net (loss) income per common share:
Basic	$(0.04)	$(0.43)	$0.39	(90.7)%	$(0.92)	$0.17	$(1.09)	(641.2)%
Diluted	(0.04)	(0.43)	0.39	(90.7)%	(0.92)	0.17	(1.09)	(641.2)%
Weighted average common shares outstanding:
Basic	51.3	51.1	0.2	0.5%	51.3	51.0	0.2	0.5%
Diluted	51.3	51.1	0.2	0.5%	51.3	51.2	0.1	0.1%

Basic and diluted net loss per common share decreased from the three months period ended September 30, 2023 to September 30, 2024 due to a decrease in net loss during the period. Basic and diluted net income per common share decreased from the nine months period ended September 30, 2023 to a net loss for the nine months period ended September 30, 2024 due to a change from net income to net loss during the period. Basic and diluted weighted average common shares outstanding were consistent for the periods and were only slightly impacted by the issuance of additional shares for employee stock plans.

Financial Performance by Business Segment

Aerospace

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2024	2023	Change		2024	2023	Change
Sales	$231.9	$156.1	$75.8	48.6%	$671.3	$395.4	$275.9	69.8%
Operating profit	35.3	3.6	31.7	875.1%	95.7	39.0	56.8	145.8%
Operating margin	15.2%	2.3%			14.3%	9.9%

The Aerospace segment reported sales of $231.9 million in the third quarter of 2024, a 48.6% increase from the third quarter of 2023. Excluding MB Aerospace, organic sales increased by 26.7% within the Aftermarket business and decreased by 0.9% within the OEM business, relative to the comparable 2023 period. The acquisition of MB Aerospace provided incremental sales of $61.1 million within the segment during the third quarter of 2024, impacting both the OEM and Aftermarket businesses. The year-over-year increase in organic Aftermarket sales resulted from strong levels of airline traffic and aircraft utilization. Organic sales within the OEM business declined slightly during the third quarter of 2024 on a year-over-year basis. Foreign currencies increased net sales within the Aerospace segment by approximately $0.6 million as the U.S. dollar weakened against foreign currencies. During the first nine months of 2024, the Aerospace segment reported sales of $671.3 million, a 69.8% increase from the first nine months of 2023. Excluding MB Aerospace, organic sales increased by 4.7% and 23.2% within the OEM and Aftermarket businesses, respectively, relative to the comparable 2023 period, driven by volume growth within each of the Aerospace businesses. The acquisition of MB Aerospace provided incremental sales of $229.4 million within the segment during the first nine months of 2024, impacting both the OEM and Aftermarket businesses. Foreign currencies increased net sales within the Aerospace segment by approximately $0.6 million as the U.S. dollar weakened against foreign currencies.

Operating profit at Aerospace in the third quarter of 2024 increased 875.1% from the third quarter of 2023 to $35.3 million, largely a result of the contribution of higher organic sales volumes, inclusive of pricing, and the contribution of MB Aerospace sales. Lower short-term purchase accounting adjustments, lower restructuring and transformation related charges and the absence of $7.8 million in acquisition transaction costs incurred in the prior year period, and favorable productivity also benefited operating profit. Pre-tax charges related to restructuring and transformation approximated $0.4 million within the current period, compared with $3.9 million in the prior year period and short-term purchase accounting adjustments (amortization of customer backlog and inventory step-up) approximated $0.6 million within the current period, compared with $8.0 million in the prior year period. Operating margin increased from 2.3% in the 2023 period to 15.2% in the 2024 period, largely primarily as a result of the items described above. Operating profit in the first nine months of 2024 increased 145.8% from the first nine months of 2023 to $95.7 million, driven by the items described above, including the absence of $11.4 million of acquisition transaction costs. Pre-tax charges related to restructuring and transformation approximated $3.0 million within the current period, compared with $6.3 million in the prior year period and short-term purchase accounting adjustments approximated $3.5 million within the current period, compared with $8.0 million in the prior year period. Operating margin increased from 9.9% to 14.3% in the first nine months of 2024, largely as a result of the items noted above.

Outlook:

Sales in the Aerospace OEM business are based on the general state of the aerospace market driven by the global economy and are supported by its order backlog through participation in certain strategic commercial and defense-related engine and airframe programs. As noted earlier, the Company completed its acquisition of MB Aerospace during 2023. MB Aerospace represents a strategic fit for Barnes Aerospace, with highly complementary programs, global operations, technical capabilities, and product and service offerings. OEM sales have grown year-to-date in 2024 relative to the comparable 2023 period, as aircraft engine production volumes increased. The Company expects that the OEM business will see continued strength in demand for its manufactured components for both narrow body and wide body engines in the long-term. In the near term, the aerospace OEM component manufacturing industry may be pressured by lowered aircraft production rates at Boeing and Airbus, the delayed ramp of aircraft production, and impacts resulting from the Boeing strike. Supply chain challenges and lower labor productivity will have an impact on the timing of the production recovery. Aerospace management continues to work with customers to evaluate engine and airframe build schedules, giving management the ability to react timely to such changes. Management is working closely with suppliers to align raw material schedules with production requirements.

Management also remains focused on labor and supply chain constraints that continue to impact our business, executing long-term agreements, and expanding our share of production on key programs. Backlog at OEM, including that of the acquired MB Aerospace business, was $1,797.9 million at September 30, 2024, an increase of 46% since December 31, 2023, at which time backlog was $1,233.6 million. Aerospace OEM business may also be impacted by changes in the content levels on certain platforms, changes in customer sourcing decisions, adjustments to customer inventory levels, labor and commodity availability (including the availability of commodities such as titanium sourced in Russia) and pricing, vendor sourcing capacity and the use of alternate materials. Additional impacts may include the redesign of parts, quantity of parts per engine, cost schedules agreed to under contract with the engine and airframe manufacturers, as well as the pursuit and duration of new programs. Fluctuations in fuel costs, interest rates, and potential changes in regulatory requirements could impact airlines' decisions on maintaining, deferring or canceling new aircraft purchases, in part based on the value associated with new fuel-efficient technologies and targets established by airlines to reduce greenhouse gas emissions.

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

The Company remains focused on proactive cost management and improved productivity to mitigate continued pressure on operating profit. The segment continued to take restructuring actions throughout the first nine months of 2024. Aerospace will continue to explore additional productivity opportunities, including working closely with vendors and customers as it relates to the timing of deliveries and pricing initiatives. Also, management seeks additional opportunities to leverage cost and facility synergies from the integration of our legacy Aerospace business with MB Aerospace. In October 2024, the Company authorized restructuring actions related to manufacturing footprint optimization, including the consolidation of a manufacturing site and optimization of production (see Note 19). Management also remains focused on growth through strategic investments, acquisitions and new product and process introductions. Driving productivity continues as a key initiative. Operating profit may be impacted by changes in sales volume, mix and pricing, particularly as they relate to the higher profit Aftermarket RSP spare parts business, and investments made in each of its businesses. Operating profits may also be impacted by potential changes in tariffs, trade agreements and trade policies that may affect the cost and/or availability of goods and labor constraints. Costs associated with new product and process introductions, the physical transfer of work to other global regions, additional productivity initiatives and restructuring activities are expected to drive improved operating profit in the longer term, while potentially negatively impacting operating profit in the short-term.

Industrial

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2024	2023	Change		2024	2023	Change
Sales	$155.9	$204.9	$(49.0)	(23.9)%	$529.4	$640.0	$(110.6)	(17.3)%
Operating profit (loss)	6.5	6.4	0.1	2.1%	(16.4)	20.3	(36.7)	(180.5)%
Operating margin	4.2%	3.1%			(3.1)%	3.2%

Sales at Industrial were $155.9 million in the third quarter of 2024, a $49.0 million, or 23.9%, decrease from the third quarter of 2023. Organic sales increased by $1.3 million, or 0.6%, during the 2024 period, primarily driven by favorable pricing initiatives. Foreign currency increased sales on a year-over-year basis by approximately $1.5 million as the U.S. dollar weakened against foreign currencies. The Company completed the sale of the Businesses on April 4, 2024, reducing sales by $51.8 million during the third quarter of 2024. During the first nine months of 2024, this segment reported sales of $529.4 million, a 17.3% decrease from the first nine months of 2023. Organic sales decreased by $1.0 million, or 0.2%, during the 2024 period, primarily a result of lower volumes within the Force & Motion Control (formerly Motion Control Solutions) and Automation businesses, partially offset by favorable pricing initiatives. Foreign currency decreased sales by approximately $0.2 million as the U.S. dollar strengthened against foreign currencies.The Company completed the sale of the Businesses on April 4, 2024, reducing sales by $109.4 million during the first nine months of 2024.

Operating profit at Industrial in the third quarter of 2024 increased 2.1% from the third quarter of 2023 to $6.5 million, largely a result of lower pre-tax restructuring and transformation related charges during the current year period, partially offset by lower organic sales volumes, unfavorable productivity, the reduced profit contribution from the divestiture of the Businesses, and $1.5 million of divestiture transaction costs related to the sale of the Businesses. Pre-tax charges related to restructuring and transformation approximated $3.4 million within the current period, compared with $9.3 million in the prior year period. Favorable pricing and Barnes Transformation Office costs saving initiatives (described further below) also provided benefit to Industrial during the third quarter of 2024. Operating margin increased from 3.1% in the 2023 period to 4.2% in the 2024 period, primarily as a result of the decrease in pre-tax restructuring and transformation charges. The operating loss in the first nine months 2024 was $16.4 as compared to operating profit in the first nine months of 2023 of $20.3 million, primarily driven by a $53.7 million goodwill impairment charge recorded by the segment, partially offset by the $5.4 million pre-tax gain related to the sale of the Businesses. Lower pre-tax restructuring and transformation related charges also impacted operating profit in the nine months of 2024. Pre-tax restructuring and transformation related charges during the comparable first nine months of 2024 were $10.3 million as compared to $34.7 million incurred in the first nine months of 2023. These benefits were partially offset by $1.0 million of shareholder advisory costs that were allocated to the segment during the 2024 period and unfavorable productivity. Operating margin decreased from 3.2% in the 2023 period to (3.1)% in the 2024 period, primarily a result of the items described above.

Outlook:

At Industrial, management remains focused on generating organic sales growth through additional sales and marketing resources and expanded go-to-market strategies to leverage the Company's full product portfolio across customers and global industrial end-markets. Our business remains impacted by continuing headwinds including inflation and China weakness. In the third quarter, orders in China improved year-over-year as commercial actions taken in that market begin to gather momentum. From a macro environment standpoint, the manufacturing Purchasing Managers' Index ("PMI") ended the quarter below 50 in the United States, Europe and China indicating contraction. Management closely monitors the impact of pricing changes and lead times on raw materials and freight, given the continued ongoing pressure of supply chain constraints. Following the April 2024 sale of the Businesses that serve the automotive component manufacturing end market, the outlook for global automotive production will not be as meaningful a metric moving forward. Orders within the tool & die market were favorable year-over-year within the remaining Force & Motion Control business. At our Molding Solutions business, orders for our multi-cavity molds improved year-over-year primarily on strength in the medical end market. Orders for our automotive hot runners improved driven by our commercial actions in China. Sales volumes at certain of our businesses is dependent upon the need for equipment used in plastic injection molding markets, which may be significantly influenced by the demand for plastic products, the capital investment needs of companies in the plastic injection molding and plastics processing industries, changes in technological advances and changes in laws or regulations such as those related to single-use plastics, product and packaging composition and recycling. Automation orders improved modestly on a year over-year basis, though we continue to see soft industry fundamentals. To the extent that the U.S. dollar fluctuates relative to other foreign currencies, our sales may be impacted relative to the prior year periods. The relative impact on operating profit is not expected to be as significant as the impact on sales as most of our businesses have expenses primarily denominated in local currencies, where their revenues reside, however operating margins may be impacted. Management is focused on sales growth through customer engagement, innovation and expanding geographic reach. Strategic investments in new technologies, manufacturing processes and product development are expected to provide benefits over the long term, and management continues to evaluate such opportunities.

The Company is focused on the proactive management of costs to increase competitiveness and productivity, and to mitigate the ongoing impacts of the current macroeconomic environments, including the continuing risks of supply chain constraints and broad-based inflation on operating profit. The Company continues to manage its cost structure to align with the intake of orders and sales given remaining uncertainty within certain end-markets. In 2022, management commenced a systematic multi-phased restructuring initiative (the "Actions") to significantly reduce costs and integrate the Company's operations, decreasing complexity and focusing on improved performance across Industrial. More specifically, the Company has announced restructuring programs (see Note 18 and 19 of the Condensed Consolidated Financial Statements) to further reduce costs primarily within the Industrial segment, in response to the macroeconomic disruptions. These actions include organizational realignment including elimination of certain roles across several locations.

During 2023, we formed the Barnes Transformation Office to enable a more agile, responsive organization using standard tools, processes and systems. We are currently executing numerous transformation initiatives that support the acceleration of growth and profitability. We are advancing our manufacturing facility optimization through footprint rationalization with plant closures in Molding Solutions, Force & Motion Control and several smaller underperforming technology and service centers in the Automation business. Management will continue to explore opportunities for additional cost savings, while working closely with vendors and customers as it relates to the timing of deliveries and pricing initiatives. Operating profit may continue to be impacted by changes in sales volume, mix and pricing, inflation, labor costs, utility cost, and the levels of investments in growth and innovation that are made within each of the Industrial businesses. Operating profit may also be impacted by enactment of or changes in tariffs, trade agreements and trade policies that may affect the cost, lead times and/or availability of goods, including but not limited to steel and aluminum. Costs associated with new product and process introductions, restructuring and other cost initiatives, and strategic investments may negatively impact operating profit.

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

On June 5, 2023, the Company entered into the Agreement with MB Aerospace Group Holdings Limited, a Cayman Islands limited company (the "Agreement"). In connection with entry into the Agreement, on June 5, 2023, the Company entered into the Second Amendment (the “Second Amendment”) to Note Purchase Agreement and Amendment No. 2 ("Amendment No. 2") to Unsecured Credit Agreement to facilitate the acquisition of MB Aerospace Holdings Inc., a Delaware corporation (“MB Aerospace”), along with such entity’s subsidiaries (the “Transaction”), as well as a commitment letter with Bank of America, N.A. and BofA Securities, Inc. (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties agreed to provide, subject to the satisfaction of customary closing conditions contained therein, a $1,000.0 million backstop senior secured revolving credit facility and a $700.0 million senior secured 364-day bridge loan facility ("Bridge Loan Facility"). The Bridge Loan Facility was only intended to be drawn to the extent that the Company did not obtain alternative financing prior to the closing of the Transaction. The Company expensed fees of $9.5 million in conjunction with the Bridge Loan Facility and $1,000.0 million backstop senior secured revolving credit facility into interest expense on the Consolidated Statements of (Loss) Income in the year ended December 31, 2023. On August 31, 2023 (the “Acquisition Date”), pursuant to the terms of the Agreement, the Company completed the Transaction for an aggregate purchase price of $728.4 million, subject to customary and specified closing adjustments, as set forth in the Agreement. Concurrently, the Company entered into a new Credit Agreement (the “Credit Agreement”) among the Company and certain of its subsidiaries, the issuing banks, lenders and other parties party thereto, and Bank of America, N.A., as administrative agent, as collateral agent and as swingline lender, which provides for senior secured financing of $1,650.0 million, consisting of a term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $650.0 million, with an original issue discount of $4.9 million, and a revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Facilities”) in an aggregate principal amount of up to $1,000.0 million, including a letter of credit sub-facility of up to $50.0 million. Proceeds of the loans borrowed under the Senior Facilities on the Acquisition Date, net of a 0.75% original issue discount on the Term Loan Facility, were used to fund, in part, the transactions contemplated by the Agreement, including the consummation of the Transaction, the repayment in full of the Notes, and to pay related fees and expenses. As of the Acquisition Date, the Revolving Credit Facility had outstanding borrowings in an aggregate principal amount of approximately $698.0 million. Proceeds of any loans under the Revolving Credit Facility borrowed after the Acquisition Date will be used for general corporate purposes. The Company paid fees and expenses of $3.1 million in conjunction with executing the Revolving Credit Facility. Such fees have been deferred within Other Assets on the Consolidated Balance Sheets and will be amortized into interest expense on the Consolidated Statements of Income through the maturity of the Credit Agreement with the previously recorded debt issuance costs. The Company incurred $8.3 million of debt issuance costs in conjunction with executing the Term Loan Facility. Such fees have been recorded as a direct deduction from the carrying amount of the Term Loan Facility and will be amortized into interest expense on the Consolidated Statements of (Loss) Income through the maturity of the Term Loan Facility. Cash used to pay these fees was recorded through financing activities on the Consolidated Statements of Cash Flows. On August 31, 2023, in connection with the Credit Agreement and the closing of the Transaction, the Bridge Loan Facility was terminated.

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

Borrowings under the Senior Facilities bear interest at a rate per annum equal to, at the Company’s option, either Term SOFR (subject to a 0.00% floor) or an alternate base rate ("ABR"), in each case plus an applicable margin of (i) in the case of borrowings under the Term Loan Facility, 2.50% for Term SOFR loans and 1.50% for ABR loans and (ii) in the case of borrowings under the Revolving Credit Facility, initially, 2.375% for Term SOFR loans and 1.375% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility varies depending on the Company’s total net leverage ratio. At September 30, 2024, the applicable margin for borrowings under the Revolving Credit Facility was 2.00%. The Company is also required to pay a commitment fee initially equal to 0.35% per annum to the lenders under the Revolving

Credit Facility in respect of the unutilized commitments thereunder. The commitment fee under the Revolving Credit Facility varies depending on the Company’s total net leverage ratio. At September 30, 2024, the commitment fee under the Revolving Credit Facility was 0.275%.

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

The Revolving Credit Facility requires that the Company maintain a maximum Total Net Leverage Ratio, as defined in the Credit Agreement, initially of 5.50 to 1.00 as of the last day of each fiscal quarter for which financials have been (or were required to be) delivered, commencing with the first full fiscal quarter after the Acquisition Date, stepping down to 4.00 to 1.00 over time. The Total Net Leverage Ratio is 5.00 to 1.00 for the quarter ended September 30, 2024 thus limiting the available credit to $459.1 million. For material acquisitions in certain circumstances, such ratio may be increased by up to 0.50 to 1.00. The actual ratio, as defined, was 3.35 to 1.00 as of September 30, 2024. The Revolving Credit Facility also requires that the Company not permit the Interest Coverage Ratio as of the last day of any test period to be less than 3.00 to 1.00. The actual ratio, as defined, was 3.95 to 1.00 as of September 30, 2024. At September 30, 2024, the Company was in compliance with all applicable covenants.

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

On January 9, 2024, the Company entered into a Share Purchase and Asset Agreement ("SPA") with One Equity Partners ("OEP") to sell its Associated Spring™ and Hänggi™ businesses (the "Businesses") for $175.0 million, subject to certain adjustments. These businesses operate within Force & Motion Control business (formerly the Motion Control Solutions business). See Note 4 of the Condensed Consolidated Financial Statements for additional disclosure related to the sale of the Businesses that closed in April 2024, with the proceeds being used to repay debt.

The Company did not repurchase any shares of the Company's common stock during the first nine months of 2024 or 2023. Management will continue to evaluate additional repurchases based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. See "Part II - Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds".

Operating cash flow may be supplemented with external borrowings to meet near-term business expansion needs and the Company's current financial commitments. The Company has assessed its credit facilities in conjunction with the Credit Agreement and currently expects that its bank syndicate, comprised of 10 banks, will continue to support its Revolving Credit Facility, which matures in August 2028. At September 30, 2024, the Company had $434.2 million unused and available for borrowings under its $1,000.0 million Revolving Credit Facility. At September 30, 2024, additional borrowings of $459.1 million of Total Debt would have been allowed under the financial covenants. The Company intends to use borrowings under its Revolving Credit Facility to support the Company's ongoing growth initiatives. In connection with the Merger, the Company may not incur more than $35.0 million in additional debt under its existing Revolving Credit Facility, lines of credit, and overdraft arrangements. Management remains focused on driving core business execution and financial performance via the planned integration and consolidation actions described above. The Company believes its credit facilities and access to capital markets, coupled with cash generated from operations, are adequate for its anticipated future requirements. See additional discussion above related to the Transaction and the Credit Agreement. The Company maintains communication with its bank syndicate as it continues to monitor its cash requirements.

The Company had no borrowings under short-term bank credit lines at September 30, 2024.

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

On July 19, 2023, the Company entered into an interest rate swap agreement (the "Euribor Swap") with one bank that commenced on July 31, 2023, which converts the interest on €150.0 million of the Company's Euribor-based borrowings from a variable rate plus the borrowing spread to a fixed rate of 3.257% plus the borrowing spread. Under the Euribor Swap, €50.0 million will expire on July 31, 2026, with the remaining balance of €100.0 million expiring July 31, 2028. On September 12, 2023, the Company entered into six additional interest rate swap agreements (the "2023 Swaps") with six different banks that commenced on September 29, 2023, which convert the interest on $600.0 million of the Company's one-month SOFR-based borrowings from a variable rate plus the borrowing spread to a blended fixed rate of 4.321% plus the borrowing spread. Under the 2023 Swaps, $50.0 million will expire on August 31, 2026, $100.0 million will expire on August 31, 2027, $200.0 million will expire on August 31, 2028, $50.0 million will expire on August 31, 2029 and the remaining balance of $200.0 million will expire on August 31, 2030. The execution of the interest rate swap agreements in 2023 did not have a material impact on our business, financial condition, results of operations or cash flow. These interest rate swap agreements (the "Swaps") are accounted for as cash flow hedges. At September 30, 2024, the Company's total borrowings were comprised of 76% fixed rate debt and 24% variable rate debt. At December 31, 2023, the Company's total borrowings were comprised of 67% fixed rate debt and 33% variable rate debt.

At September 30, 2024, the Company held $80.7 million in cash and cash equivalents, the majority of which was held by foreign subsidiaries. These amounts have no material regulatory or contractual restrictions and, on a long-term basis, are expected to primarily fund international investments.

Cash Flow

	Nine Months Ended September 30,
(in millions)	2024	2023	Change
Operating activities	$49.8	$71.0	$(21.2)
Investing activities	119.4	(750.1)	869.5
Financing activities	(178.0)	692.4	(870.3)
Exchange rate effect	(2.6)	(2.2)	(0.4)
(Decrease) increase in cash, cash equivalents and restricted cash	$(11.4)	$11.1	$(22.4)

Operating activities provided $49.8 million in the first nine months of 2024 as compared to $71.0 million in the first nine months of 2023. The 2024 period included a use of cash for working capital of $30.7 million, with $21.5 million reflecting growth in inventories, compared to the 2023 period, which included a use of cash for working capital of $25.6 million, with $8.7 million reflecting continued growth in inventories. Operating cash flows in the 2024 period were also negatively impacted by a $7.3 million increase in contract assets (included within Other current assets), divestiture-related tax payments and higher outflows related to severance payments and incentive compensation, whereas operating cash flows in the 2023 period benefited from higher inflows related to advanced payments from customers.

Investing activities provided $119.4 million in the first nine months of 2024 and used $750.1 million in the first nine months of 2023. Investing activities in the 2024 period primarily included capital expenditures of $41.8 million compared to $37.4 million in the 2023 period. Investing activities in the current period also included inflows of $0.2 million related to the MB Aerospace Acquisition (post-closing adjustments) and inflows of $160.9 million of proceeds related to the sale of the Businesses. Investing activities in the 2023 period included outflows of $718.8 million used to fund the MB Aerospace Acquisition. The Company expects capital spending in 2024 to approximate $60 million.

Financing activities in the first nine months of 2024 included a net decrease in borrowings of $151.1 million compared to a net increase in borrowings of $726.2 million in the comparable 2023 period. Total cash used to pay dividends was $24.4 million in the 2024 period and $24.3 million in the 2023 period. Financing cash flows during the first nine months of 2024 and 2023 also included $1.1 million and $6.3 million of payments, respectively, resulting from the settlement of foreign currency hedges related to intercompany financing.

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

Many of the factors used in estimating fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company-specific and overall economic conditions, including the impacts of inflationary pressures, increased interest rates and global supply chain constraints, amongst others. Estimating the fair value of individual reporting units also requires that management make continued assumptions and estimates regarding future plans and strategies, in addition to the consideration of economic, geopolitical and regulatory conditions. Management’s quantitative assessment included a detailed review of comparable peer group data of companies that operate within similar end markets of our respective reporting units. Management is also focused on the potential impacts of current and projected market conditions from a market participant’s perspective on reporting units’ projected cash flows, growth rates and cost of capital. In the event there are future adverse changes in market/sector trends, comparable public company earnings multiples, estimated future cash flows and/or changes in key assumptions, including but not limited to discount rates, revenue growth or margins, and/or terminal growth rates, we may be required to record additional non-cash impairment charges to Automation goodwill. As noted, the Company used readily available market information in estimating the fair value of the reporting unit, including, but not limited to, the use of earnings multiples. The goodwill related to the Automation reporting unit as of September 30, 2024 was $146.5 million. A one-time (1x) reduction in the assumed earnings multiple that was used within the fair value assessment would result in an incremental impairment of approximately 15% of the goodwill related to the Automation reporting unit. Following the goodwill impairment in June 2024, there is no excess of reporting unit fair value over the carrying amount, as the carrying value was reduced to fair value.

NON-GAAP FINANCIAL MEASURES

Organic sales and Organic Sales growth are measures that are not in accordance with generally accepted in the United States of America (“GAAP” or “U.S. GAAP”). Organic sales and Organic sales growth (decrease) represent the total reported sales and total reported sales increase, respectively, within the Company’s ongoing businesses, less the impacts of foreign currency translation and the sales related to any acquisitions or divestitures that were completed within the preceding twelve months. Management believes organic sales and organic sales growth provide an indication of baseline revenue performance and growth. While organic sales and organic sales growth do not constitute U.S. GAAP measures, nor are they substitutes for a U.S. GAAP measures, we believe these Non-GAAP metrics provide useful information to readers in understanding the ongoing operating performance of the Company. Readers should consider non-GAAP measures in addition to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with U.S. GAAP.

Organic Sales (in millions) and Organic Sales Growth (Decrease):

	Three Months Ended September 30,
	2024	2023	Organic Sales Growth (Decrease) ($)	Organic Sales Growth (Decrease) (%)
Aerospace
Net sales (GAAP)	$231.9	$156.1		48.6%
Acquisition sales (1)	(61.1)	—		(39.1)%
Foreign currency translation	(0.6)	—		(0.4)%
Organic sales (Non-GAAP)	$170.2	$156.1	$14.1	9.0%

OEM
Net sales (GAAP)	$137.8	$99.9		37.9%
Acquisition sales (1)	(38.2)	—		(38.2)%
Foreign currency translation	(0.6)	—		(0.6)%
Organic sales (Non-GAAP)	$99.0	$99.9	$(0.9)	(0.9)%

Aftermarket
Net sales (GAAP)	$94.1	$56.2		67.4%
Acquisition sales (1)	(22.9)	—		(40.7)%
Foreign currency translation	—	—		—%
Organic sales (Non-GAAP)	$71.2	$56.2	$15.0	26.7%

Industrial
Net sales (GAAP)	$155.9	$204.9		(23.9)%
Divestiture sales (2)	—	(51.8)		25.3%
Foreign currency translation	(1.5)	—		(0.7)%
Organic sales (Non-GAAP)	$154.4	$153.1	$1.3	0.6%

Total Company
Net sales	$387.8	$361.0		7.4%
Acquisition sales (1)	(61.1)	—		(16.9)%
Divestiture sales (2)	—	(51.8)		14.3%
Foreign currency translation	(2.1)	—		(0.6)%
Organic sales	$324.6	$309.2	$15.4	4.3%

	Nine Months Ended September 30,
	2024	2023	Organic Sales Growth (Decrease) ($)	Organic Sales Growth (Decrease) (%)
Aerospace
Net sales (GAAP)	$671.3	$395.4		69.8%
Acquisition sales (1)	(229.4)	—		(58.0)%
Foreign currency translation	(0.6)	—		(0.2)%
Organic sales (Non-GAAP)	$441.3	$395.4	$45.9	11.6%

OEM
Net sales (GAAP)	$405.0	$248.0		63.3%
Acquisition sales (1)	(144.8)	—		(58.4)%
Foreign currency translation	(0.6)	—		(0.2)%
Organic sales (Non-GAAP)	$259.6	$248.0	$11.6	4.7%

Aftermarket
Net sales (GAAP)	$266.2	$147.4		80.6%
Acquisition sales (1)	(84.6)	—		(57.4)%
Foreign currency translation	—	—		—%
Organic sales (Non-GAAP)	$181.6	$147.4	$34.2	23.2%

Industrial
Net sales (GAAP)	$529.4	$640.0		(17.3)%
Divestiture sales (2)	—	(109.4)		17.1%
Foreign currency translation	0.2	—		—%
Organic sales (Non-GAAP)	$529.6	$530.6	$(1.0)	(0.2)%

Total Company
Net sales (GAAP)	$1,200.7	$1,035.3		16.0%
Acquisition sales (1)	(229.4)	—		(22.2)%
Divestiture sales (2)	—	(109.4)		10.6%
Foreign currency translation	(0.4)	—		—%
Organic sales (Non-GAAP)	$970.9	$925.9	$45.0	4.3%
(1) "Acquisition sales" includes the net sales contributed by MB Aerospace from July 1, 2024 through August 31, 2024 and from January 1, 2024 through August 31, 2024, during the three and nine month periods ended September 30, 2024, respectively. The acquisition of MB Aerospace was completed on August 31, 2023. See Note 3 of the Consolidated Financial Statements.
(2) "Divestiture sales" includes the net sales contributed by the divested businesses from July 1, 2023 through September 30, 2023 and from April 4, 2023 through September 30, 2023, during the three and nine month periods ended September 30, 2023, respectively.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Forward-looking statements often address our expected future operating and financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “expect,” “plan,” “estimate,” “project,” “continue,” “will,” “should,” “may,” and similar terms. These forward-looking statements do not constitute guarantees of future performance and are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties include, among others: the occurrence of any event, change or other circumstances that could give rise to the termination Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company has agreed to be acquired by funds managed by affiliates of Apollo Global Management, Inc. (the “Merger”) or extend the anticipated timetable for completion of the Merger; the failure to obtain approval of the proposed Merger from the Company’s shareholders or certain required regulatory approvals or the failure to satisfy any of the other closing conditions to the completion of the Merger within the expected timeframes or at all; risks related to disruption of management’s attention from the Company’s ongoing business operations due to the Merger; the risk of any unexpected costs or expenses resulting from the Merger; the risk of any litigation relating to the Merger; the effect of the announcement of the Merger on the ability of the Company to retain and hire key personnel and maintain relationships with its customers, suppliers and others with whom it does business, or on its operating results and business generally; the Company’s ability to manage economic, business and geopolitical conditions, including rising interest rates, global price inflation and shortages impacting the availability of materials; the duration and severity of unforeseen events such as an epidemic or a pandemic, including their impacts across our business on demand, supply chains, operations and liquidity; failure to successfully negotiate collective bargaining agreements or potential strikes, work stoppages or other similar events; changes in market demand for our products and services; rapid technological and market change; the ability to protect and avoid infringing upon intellectual property rights; challenges associated with the introduction or development of new products or transfer of work; higher risks in global operations and markets; the impact of intense competition; the physical and operational risks from natural disasters, severe weather events, and climate change which may limit accessibility to sufficient water resources, outbreaks of contagious diseases and other adverse public health developments; acts of war, terrorism and other international conflicts; the failure to achieve anticipated cost savings and benefits associated with workforce reductions and restructuring actions; currency fluctuations and foreign currency exposure; impacts from goodwill impairment and related charges; our dependence upon revenues and earnings from a small number of significant customers; a major loss of customers; inability to realize expected sales or profits from existing backlog due to a range of factors, including changes in customer sourcing decisions, material changes, production schedules and volumes of specific programs; the impact of government budget and funding decisions; our ability to successfully integrate and achieve anticipated synergies associated with recently announced and future acquisitions, including the acquisition of MB Aerospace; government-imposed sanctions, tariffs, trade agreements and trade policies; changes or uncertainties in laws, regulations, rates, policies or interpretations that impact the Company’s business operations or tax status, including those that address climate change, environmental, health and safety matters, and the materials processed by our products or their end markets; fluctuations in the pricing or availability of raw materials, freight, transportation, energy, utilities and other items required by our operations; labor shortages or other business interruptions at transportation centers, shipping ports, our suppliers’ facilities or our facilities; disruptions in information technology systems, including as a result of cybersecurity attacks or data security breaches; the ability to hire and retain senior management and qualified personnel; the continuing impact of prior acquisitions and divestitures, and any ongoing and future strategic actions, and our ability to achieve the financial and operational targets set in connection with any such actions; the ability to achieve social and environmental performance goals; the outcome of pending and future litigation and governmental proceedings; the impact of actual, potential or alleged defects or failures of our products or third-party products within which our products are integrated, including product liabilities, product recall costs and uninsured claims; future repurchases of common stock; future levels of indebtedness; the impact of shareholder activism; and other risks and uncertainties described in documents filed with or furnished to the Securities and Exchange Commission (“SEC”) by the Company, including, among others, those in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors sections of the Company's filings. The Company assumes no obligation to update its forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the Company’s exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to such risk during the nine months ended September 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company's third quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s business, financial condition and operating results may be affected by a number of factors including, but not limited, to those described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Any of the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Except as set forth below, there have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Risks Related to the Proposed Merger

The announcement and pendency of the proposed acquisition of the Company could adversely impact the Company’s business, financial condition and results of operations.

On October 6, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Goat Holdco, LLC, a Delaware limited liability company (“Parent”), and Goat Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), funds managed by affiliates of Apollo Global Management, Inc., pursuant to and subject to the terms of which Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent (the “Merger”). Uncertainty about the effect of the Merger on the Company’s employees, customers, and other parties may have an adverse effect on the Company’s business, financial condition and results of operation regardless of whether the Merger is completed. These risks to the Company’s business include the following, all of which could be exacerbated by a delay in the completion of the Merger:

•the impairment of the Company’s ability to attract, retain, and motivate its employees, including key personnel;

•the diversion of significant management time and resources towards the completion of the Merger;

•difficulties maintaining relationships with customers, suppliers, and other business partners;

•delays or deferments of certain business decisions by the Company’s customers, suppliers, and other business partners;

•the inability to pursue alternative business opportunities or make changes to the Company’s business because the Merger Agreement requires the Company to use reasonable best efforts to conduct its business in the ordinary course in all material respects, use commercially reasonable efforts to preserve its business organization intact and maintain existing relations with key customers, suppliers, lenders, partners, officers, employees, governmental entities and other third parties with whom the Company and its subsidiaries have significant business relationships or regulatory relationships, and refrain from taking certain actions without Parent’s consent prior to the completion of the Merger;

•litigation relating to the Merger and the costs related thereto; and

•the occurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger.

Litigation relating to the Merger may be filed against the Company and its Board of Directors, which could prevent or delay the completion of the Merger or result in the payment of damages.

Litigation relating to the Merger may be filed against the Company and its Board of Directors. Among other remedies, these claimants could seek damages and/or to enjoin the Merger and the other transactions contemplated by the Merger Agreement. The outcome of any litigation is uncertain and any such lawsuits could prevent or delay the completion of the Merger and result in significant costs. Any such actions may create uncertainty relating to the Merger and may be costly and distracting to management.

Failure to consummate the Merger within the expected timeframe or at all could adversely impact the Company’s business, financial condition and results of operations.

The completion of the Merger is subject to the satisfaction or waiver of certain customary mutual closing conditions, including (a) the adoption of the Merger Agreement by holders of a majority of the outstanding shares of Company common stock, (b) the absence of any injunction by any court or other tribunal of competent jurisdiction, or adoption of any law, that prohibits or makes the consummation of the Merger illegal and (c) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, European Union approval under the EC Council Regulation No 139/2004, and the receipt of certain other regulatory approvals. The obligation of each party to consummate the Merger is also conditioned upon certain unilateral closing conditions, including the other party’s representations and warranties being accurate (subject to certain customary materiality exceptions) and the other party having in all material respects performed and complied with its covenants in the Merger Agreement. There can be no assurance that these conditions will be satisfied in a timely manner or at all or that the Merger will be completed.

If the Merger is not completed, including as a result of the Company’s stockholders failing to adopt the Merger Agreement, the Company’s stockholders will not receive any payment for their shares in connection with the Merger. Instead, the Company will remain an independent public company, and the shares will continue to be traded on the New York Stock Exchange. The Company’s ongoing business may be materially adversely affected and the Company would be subject to a number of risks, including the following:

•the Company may experience negative publicity, which could have an adverse effect on its ongoing operations including, but not limited to, retaining and attracting customers, suppliers, and other business partners;

•the Company would incur significant costs in future periods relating to the Merger, such as legal, accounting, financial advisor, printing and other professional services fees, which may relate to activities that the Company would not have undertaken other than to complete the Merger;

•the Merger Agreement places certain restrictions on the conduct of the Company’s business, which may have delayed or prevented the Company from undertaking business opportunities that, absent the Merger Agreement, it may have pursued.

If the Merger is not consummated, the risks described above may materialize and they may have a material adverse effect on the Company’s business operations, financial condition, results of operations, and stock price, especially to the extent that the current market price of the Company’s common stock reflects an assumption that the Merger will be completed.

The Merger Agreement contains a termination fee and restrictions on solicitation that limit our ability to pursue alternatives to the Merger.

Under the Merger Agreement, the Company is restricted from soliciting, initiating, seeking, or knowingly encouraging or facilitating alternative acquisition proposals from third parties, and/or providing non-public information to third parties relating to any inquiries, proposals or offers that would reasonably be expected to lead to certain transactions involving a third party, including a merger, business combination or similar transaction, subject to specified exceptions. The Merger Agreement also contains customary termination provisions for both us and Parent, including the right of the Company to terminate the Merger Agreement to accept a Superior Proposal (as defined in the Merger Agreement), subject to and in accordance with the terms and conditions of the Merger Agreement, and provides that, in connection with the termination of the Merger Agreement by the Company to enter into an alternative acquisition agreement providing for a Superior Proposal and in certain other circumstances, we will pay Parent a cash termination fee of $85 million. Payment of a termination fee may require the Company to use available cash that would have otherwise been available for general corporate purposes or other uses and could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with the Company or deter such third party from making a competing acquisition proposal.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
July 1-31, 2024	10,377		$41.93	—	3,404,000
August 1-31, 2024	17,404		$37.75	—	3,404,000
September 1-30, 2024	4,411		$35.35	—	3,404,000
Total	32,192	(1)	$38.77	—

(1)All acquisitions of equity securities during the third quarter of 2024 were the result of the operation of the terms of the Company's stockholder-approved equity compensation plans and the terms of the equity rights granted pursuant to those plans to pay for the related income tax upon issuance of shares. The purchase price of a share of stock used for tax withholding is the market price on the date of issuance.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Refer to the Exhibit Index immediately following this page.

EXHIBIT INDEX
Barnes Group Inc.
Quarterly Report on Form 10-Q
For the Quarter ended September 30, 2024

Exhibit No.	Description	Reference
2.1	Agreement and Plan of Merger, dated as of October 6, 2024, by and among Goat Holdco, LLC, Goat Merger Sub, Inc. and Barnes Group Inc.	Incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the Company on October 7, 2024.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished with this report.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed with this report.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	Filed with this report.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with this report.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with this report.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with this report.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with this report.
104	Cover Page Interactive Data File (formatted is Inline XBRL and contained in Exhibit 101).	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barnes Group Inc.
(Registrant)

Date:	October 29, 2024	/s/ JULIE K. STREICH
Julie K. Streich
Senior Vice President, Finance
Chief Financial Officer
(Principal Financial Officer)

Date:	October 29, 2024	/s/ TROY W. INGIANNI
Troy W. Ingianni
Vice President, Global Controller
(Principal Accounting Officer)